Form 10-Q
period 2006-06-30
VECTOR GROUP LTD
filed 2006-08-09
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2006

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
     ☐ Large accelerated file ☒ Accelerated filer ☐ Non-accelerated filer
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No
     At August 8, 2006, Vector Group Ltd. had 54,142,085 shares of common stock outstanding.

VECTOR GROUP LTD.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Vector Group Ltd. Consolidated Financial Statements (Unaudited):
VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
 Unaudited

	June 30,	December 31,
	2006	2005
		Revised(1)
ASSETS:

Current assets:
Cash and cash equivalents	$155,752	$181,059
Investment securities available for sale	25,020	18,507
Accounts receivable — trade	15,722	12,714
Inventories	71,918	70,395
Deferred income taxes	25,656	26,179
Asset held for sale	1,325	—
Other current assets	9,996	10,245

Total current assets	305,389	319,099
Property, plant and equipment, net	58,631	62,523
Long-term investments, net	7,869	7,828
Investments in non-consolidated real estate businesses	29,226	17,391
Restricted assets	5,099	5,065
Deferred income taxes	57,345	69,988
Intangible asset	107,511	107,511
Other assets	12,617	13,725

Total assets	$583,687	$603,130

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Current portion of notes payable and long-term debt	$62,328	$9,313
Accounts payable	8,161	15,394
Accrued promotional expenses	13,581	18,317
Accrued taxes payable, net	29,195	32,392
Settlement accruals	19,933	22,505
Deferred income taxes	4,843	3,891
Accrued interest	3,742	5,770
Other accrued liabilities	14,413	20,518

Total current liabilities	156,196	128,100

Notes payable, long-term debt and other obligations, less current portion	140,924	243,590
Fair value of derivatives embedded within convertible debt	37,132	39,371
Non-current employee benefits	19,256	17,235
Deferred income taxes	145,777	143,544
Other liabilities	6,509	5,646

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 10,000,000 shares	—	—
Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 56,811,929 and 53,417,525 shares and outstanding 54,141,534 and 49,849,735 shares	5,414	4,985
Additional paid-in capital	159,787	133,529
Unearned compensation	—	(11,681)
Accumulated deficit	(68,315)	(74,259)
Accumulated other comprehensive loss	(6,565)	(10,610)
Less: 2,670,395 and 3,567,790 shares of common stock in treasury, at cost	(12,428)	(16,320)

Total stockholders’ equity	77,893	25,644

Total liabilities and stockholders’ equity	$583,687	$603,130

(1)	See Note 1(i)
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
 Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
		Revised(1)		Revised(1)
Revenues*	$113,355	$113,113	$231,059	$217,286

Expenses:
Cost of goods sold*	69,304	65,901	142,645	124,900
Operating, selling, administrative and general expenses	21,591	22,850	45,727	49,376

Operating income	22,460	24,362	42,687	43,010

Other income (expenses):
Interest and dividend income	2,321	1,170	4,102	1,880
Interest expense	(8,802)	(9,242)	(17,068)	(15,889)
Loss on conversion of debt	(14,860)	—	(14,860)	—
Loss on investments, net	(17)	(5)	(47)	1,425
Gain from conversion of LTS notes	—	—	—	9,461
Equity in loss on operations of LTS	—	—	—	(299)
Equity income from non-consolidated real estate businesses	3,870	2,324	7,605	2,018
Other, net	31	57	77	56

Income from operations before provision for income taxes and minority interests	5,003	18,666	22,496	41,662
Income tax expense	8,352	8,781	16,552	21,299
Minority interests	—	392	—	(1,624)

(Loss) income from continuing operations	(3,349)	10,277	5,944	18,739

Discontinued operations:
Income from discontinued operations, net of minority interests and taxes	—	—	—	82
Gain on disposal of discontinued operations, net of minority interests and taxes	—	—	—	2,952

Income from discontinued operations	—	—	—	3,034

Net (loss) income	$(3,349)	$10,277	$5,944	$21,773

Per basic common share:

(Loss) income from continuing operations	$(0.07)	$0.23	$0.11	$0.43

Income from discontinued operations	$—	$—	$—	$0.07

Net (loss) income applicable to common shares	$(0.07)	$0.23	$0.11	$0.50

Per diluted common share:

(Loss) income from continuing operations	$(0.07)	$0.22	$0.11	$0.40

Income from discontinued operations	$—	$—	$—	$0.07

Net (loss) income applicable to common shares	$(0.07)	$0.22	$0.11	$0.47

Cash distributions declared per share	$0.40	$0.38	$0.80	$0.76

*	Revenues and Cost of goods sold include excise taxes of $39,686, $37,011, $79,803 and $70,443, respectively.

(1)	See Note 1(i)
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Per Share Amounts)
 Unaudited

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Accumulated	Unearned	Treasury	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Stock	Loss	Total
			Revised(1)	Revised(1)				Revised(1)
Balance, December 31, 2005	49,849,735	$4,985	$133,529	$(74,259)	$(11,681)	$(16,320)	$(10,610)	$25,644

Net income	—	—	—	5,944	—	—	—	5,944
Forward contract adjustments, net of taxes	—	—	—	—	—	—	277	277
Unrealized gain on investment securities, net of taxes	—	—	—	—	—	—	3,768	3,768

Total other comprehensive income	—	—	—	—	—	—	—	4,045

Total comprehensive income	—	—	—	—	—	—	—	9,989

Reclassifications in accordance with SFAS No. 123(R)	—	—	(11,681)	—	11,681	—	—	—
Distributions on common stock	—	—	(44,806)	—	—	—	—	(44,806)
Exercise of options, net of 19,302 shares delivered to pay exercise price	91,799	9	1,135	—	—	(371)	—	773
Conversion of debt	4,200,000	420	79,537	—	—	4,263	—	84,220
Amortization of deferred compensation	—	—	2,073	—	—	—	—	2,073

Balance, June 30, 2006	54,141,534	$5,414	$159,787	$(68,315)	$—	$(12,428)	$(6,565)	$77,893

(1)	See Note 1(i)
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
 Unaudited

	Six Months Ended
	June 30,	June 30,
	2006	2005
		Revised(1)
Net cash provided by operating activities:	$11,499	$21,978

Cash flows from investing activities:
Proceeds from sale or maturity of investment securities	3,321	5,844
Purchase of investment securities	(3,466)	(6,497)
Proceeds from sale or liquidation of long-term investments	176	—
Purchase of long-term investments	(186)	(144)
Investments in non-consolidated real estate businesses	(6,425)	(1,377)
Increase in restricted assets	(34)	(842)
Capital expenditures	(2,675)	(4,505)
Other	—	(153)
Discontinued operations	—	66,912

Net cash (used in) provided by investing activities	(9,289)	59,238

Cash flows from financing activities:
Proceeds from debt	78	47,059
Repayments of debt	(3,269)	(2,297)
Borrowings under revolver	257,391	201,605
Repayments on revolver	(238,107)	(201,946)
Distributions on common stock	(44,283)	(33,525)
Proceeds from exercise of options	773	2,546
Deferred financing charges	(100)	(1,960)
Discontinued operations	—	(39,213)

Net cash used in financing activities	(27,517)	(27,731)

Net (decrease) increase in cash and cash equivalents	(25,307)	53,485
Cash and cash equivalents, beginning of period	181,059	110,004

Cash and cash equivalents, end of period	$155,752	$163,489

(1)	See Note 1(a)
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
 Unaudited
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a) Basis of Presentation:
The consolidated financial statements of Vector Group Ltd. (the “Company” or “Vector”) include the accounts of VGR Holding LLC (“VGR Holding”), Liggett Group LLC (“Liggett”), Vector Tobacco Inc. (“Vector Tobacco”), Liggett Vector Brands Inc. (“Liggett Vector Brands”), New Valley LLC (“New Valley”) and other less significant subsidiaries. The Company owned all of the limited liability company interests of New Valley at June 30, 2006 and owned 55.1% of the common shares of its corporate predecessor, New Valley Corporation, at June 30, 2005. All significant intercompany balances and transactions have been eliminated.
Liggett is engaged in the manufacture and sale of cigarettes in the United States. Vector Tobacco is engaged in the development and marketing of low nicotine and nicotine-free cigarette products and the development of reduced risk cigarette products. New Valley is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties.
As discussed in Note 13, New Valley’s real estate leasing operations, sold in February 2005, are presented as discontinued operations for the six months ended June 30, 2005. The 2005 interim condensed consolidated statement of cash flows has been revised to separately disclose the investing and financing portions of the cash flows attributable to discontinued operations. These amounts had previously been reported on a combined basis as a separate caption outside operating, financing and investing activities.
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
     (c) Share-Based Payments
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” using the “modified

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 Unaudited
prospective method” with guidance provided by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the modified prospective method, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (ii) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is recognized ratably using the straight-line attribution method over the expected vesting period. In addition, pursuant to SFAS No. 123(R), the Company is required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was the Company’s previous method. As of January 1, 2006, the cumulative effect of adopting the estimated forfeiture method was not significant. Prior periods are not restated under this transition method (see Note 9).
     (d) Earnings Per Share:
Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividend paid to Company stockholders on September 29, 2005. The dividend was recorded at par value of $210 in 2005 since the Company had an accumulated deficit. In connection with the 5% stock dividend, the Company increased the number of outstanding stock options by 5% and reduced the exercise prices accordingly. All per share amounts have been presented as if the stock dividend had occurred on January 1, 2005.
In March 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement 128”, which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Earnings available to common stockholders for the period are reduced by the contingent interest and the non-cash interest expense associated with the beneficial conversion feature and embedded derivative related to the Company’s convertible notes issued in 2004 and 2005. These notes, which are a participating security due to the contingent interest feature, had no impact on EPS for the six months ended June 30, 2006 and 2005, as the dividends on the common stock into which the notes are convertible increased interest expense and reduced earnings available to common stockholders so there were no unallocated earnings under EITF Issue No. 03-6.
As discussed in Note 9, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under EITF Issue No. 03-6. Because the Company accounted for the dividend equivalent rights on these options as additional compensation cost in accordance with APB Opinion No. 25, these participating securities had no impact on the calculation of basic EPS in periods ending prior to January 1, 2006. Effective with the adoption of SFAS No. 123(R) on January 1, 2006, the Company recognizes payments of the dividend equivalent rights ($1,578 and $3,156 for the three and six months ended June 30, 2006, respectively) on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet. As a result, in its calculation of basic EPS for the six months ended June 30, 2006, the Company has adjusted its net income for the effect of these participating securities as follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited

Six Months
Ended
June 30, 2006
Net income	$5,944
Income attributable to participating securities	(391)

Net income available to common stockholders	$5,553

As a result of the Company’s net loss for the three months ended June 30, 2006, there was no adjustment related to income attributable to participating securities because the adjustment was anti-dilutive.
Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding. Diluted EPS includes the dilutive effect of stock options and vested and unvested restricted stock grants. Basic and diluted EPS were calculated using the following shares for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted-average shares for basic EPS	50,153,816	43,986,884	49,689,687	43,935,399
Plus incremental shares related to stock options	—	2,022,140	1,431,787	1,956,294

Weighted-average shares for diluted EPS	50,153,816	46,009,024	51,121,474	45,891,693

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible notes were outstanding during the three and six months ended June 30, 2005 and the six months ended June 30, 2006 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible notes were anti-dilutive to EPS. Amounts presented for the three months ended June 30, 2006 were not included in the computation of diluted EPS because the Company reported a loss during such period and the impact was anti-dilutive.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Number of stock options	8,445,909	646,391	217,776	652,770

Weighted-average exercise price	$10.55	$27.27	$27.84	$27.16

Weighted-average shares of non- vested restricted stock	653,070	—	628,570	—

Weighted-average expense per share	$19.47	N/A	$19.66	N/A

Weighted-average number of shares issuable upon conversion of debt	11,562,556	11,618,316	11,863,225	10,656,864

Weighted-average conversion price.	$19.82	$20.66	$19.96	$20.98

     (e) Comprehensive Income:
Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. Total comprehensive (loss) income applicable to Common Shares for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net (loss) income	$(3,349)	$10,277	$5,944	$21,773

Forward contract adjustments, net of income taxes	208	(310)	277	(422)

Net unrealized gains on investment securities available for sale:
Change in net unrealized gains	(3,380)	(287)	3,740	730
Net unrealized gains reclassified into net income, net of income taxes	10	3	28	(919)
Change in unrealized gains	(3,370)	(284)	3,768	(189)

Total comprehensive (loss) income	$(6,511)	$9,683	$9,989	$21,162

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
The components of accumulated other comprehensive income were as follows as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Net unrealized gains on investment securities available for sale	$4,396	$628
Forward contracts adjustment	(322)	(599)
Additional pension liability	(10,639)	(10,639)

Accumulated other comprehensive loss	$(6,565)	$(10,610)

     (f) Financial Instruments:
As required by SFAS No. 133, derivatives embedded within the Company’s convertible debt are recognized on the Company’s balance sheet and are stated at estimated fair value as determined by a third party at each reporting period. Changes in the fair value of the embedded derivatives are reflected quarterly as an adjustment to interest expense.
The Company uses forward foreign exchange contracts to mitigate its exposure to changes in exchange rates relating to purchases of equipment from third parties. The primary currency to which the Company is exposed is the euro. A substantial portion of the Company’s foreign exchange contracts is effective as hedges. The fair value of forward foreign exchange contracts designated as hedges is reported in other current assets or current liabilities and the change in fair value of the contracts during the period is recorded in other comprehensive income. The fair value of the hedge at June 30, 2006 was an asset of approximately $4.
     (g) Revenue Recognition:
Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of any related inventory cost recoveries and recoverable excise taxes. Certain sales incentives, including buydowns, are classified as reductions of net sales in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” In accordance with EITF Issue No. 06-3, “How Sales Taxes Should be Presented in the Income Statement (Gross versus Net)”, the Company’s accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues totaled $39,686 and $79,803 for the three and six months ended June 30, 2006 and $37,011 and $70,443 for the three and six months ended June 30, 2005, respectively. Since the Company’s primary line of business is tobacco, the Company’s financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

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
     (i) New Accounting Pronouncements:
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (i) all voluntary changes in accounting principles and (ii) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The current period impact of the application of SFAS No. 154 is discussed below in connection with the application of EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature.”
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
Effective January 1, 2006, the Company adopted EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature.” In Issue No. 05-8, the EITF concluded that the issuance of convertible debt with a beneficial conversion feature creates a temporary difference on which deferred taxes should be provided. The consensus is required to be applied in fiscal periods beginning after December 15, 2005, by retroactive restatement of prior financial statements retroactive to the issuance of the convertible debt. The adoption of EITF Issue No. 05-8 reduced income tax expense by $340 and $643 for the three and six months ended June 30, 2006, respectively. The retrospective application of EITF Issue No. 05-8 reduced income tax expense by $296 and $482 for the three and six months ended June 30, 2005, respectively. A reconciliation of the net impact of the application of EITF Issue No. 05-8 at December 31, 2005 on the Company’s consolidated balance sheet is as follows:

	Long-Term	Additional
	Deferred	Paid-in	Accumulated	Stockholders’
	Income Taxes	Capital	Deficit	Equity
December 31, 2005, as reported in Form 10-K	$135,785	$141,388	$(74,359)	$33,403

Appication of EITF 05-8:

Establishment of deferred tax liability	7,859	(7,859)	—	(7,859)

Increase to income tax benefit for the year ended December 31, 2004	(87)	—	87	87

Decrease to income tax expense for the year ended December 31, 2005	(1,003)	—	1,003	1,003

Decrease to extraordinary item, unallocated goodwill.	990	—	(990)	(990)

Revised balance, December 31, 2005	$143,544	$133,529	$(74,259)	$25,644

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
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not completed its assessment of the impact of this standard.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
2. RESTRUCTURING
The components of the combined pre-tax restructuring charges relating to the 2004 Liggett Vector Brands restructurings for the six months ended June 30, 2006 are as follows:

	Employee	Contract
	Severance	Termination/
	and Benefits	Exit Costs	Total
Balance, December 31, 2005	$713	$1,403	$2,116
Utilized	(424)	(340)	(764)

Balance, June 30, 2006	$289	$1,063	$1,352

3. INVESTMENT SECURITIES AVAILABLE FOR SALE
Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of taxes and minority interests. For the three and six months ended June 30, 2006 and 2005, net realized (losses) gains were $(17), $(5), $(47) and $1,425 respectively.
The components of investment securities available for sale and the associated gross unrealized gains and losses, before income tax effect, at June 30, 2006 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable equity securities	$10,173	$7,571	$50	$17,694
Marketable debt securities	7,436	—	110	7,326

	$17,609	$7,571	$160	$25,020

Marketable equity securities available for sale as of June 30, 2006 include New Valley’s 11,111,111 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $11,111 (see Note 11).
The Company’s marketable debt securities have a weighted average maturity of 1.94 years at June 30, 2006 and mature from July 2006 to October 2010.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
4. INVENTORIES
Inventories consist of:

	June 30,	December 31,
	2006	2005
Leaf tobacco	$33,564	$35,312
Other raw materials	3,124	3,157
Work-in-process	860	1,685
Finished goods	38,572	34,653

Inventories at cost	76,120	74,807
LIFO adjustments	(4,202)	(4,412)

	$71,918	$70,395

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At June 30, 2006, Liggett had leaf tobacco purchase commitments of approximately $14,058. There were no leaf tobacco purchase commitments at Vector Tobacco at that date.
Included in the above table was approximately $1,041 at June 30, 2006 and $1,208 at December 31, 2005 of leaf inventory associated with Vector Tobacco’s QUEST product, which is carried at its estimated net realizable value.
LIFO inventories represent approximately 95% of total inventories at June 30, 2006 and 92% of total inventories at December 31, 2005.
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of:

	June 30,	December 31,
	2006	2005
Land and improvements	$1,418	$1,418
Buildings	13,732	13,718
Machinery and equipment	95,945	98,037
Leasehold improvements	3,215	2,724
Construction-in-progress	4,521	2,960

	118,831	118,857
Less accumulated depreciation	(60,200)	(56,334)

	$58,631	$62,523

Depreciation and amortization expense on property, plant and equipment for the three and six months ended June 30, 2006 was $2,518 and $4,991, respectively. Depreciation and amortization expense on property, plant and equipment for the three and six months ended June 30, 2005 was

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
$2,878 and $5,486, respectively. Future machinery and equipment purchase commitments at Liggett were $5,879 at June 30, 2006.
During the second quarter of 2006, Liggett recognized an impairment charge of $324 associated with its decision to dispose of an asset to an unrelated third party. As a result, the Company has classified this asset with a net book value at June 30, 2006 of $1,325 as an “Asset held for sale” in its Consolidated Balance Sheet.
In February 2005, New Valley completed the sale of its two office buildings in Princeton, New Jersey for $71,500. (Refer to Notes 11 and 13). The Company recorded a gain of $2,952, net of minority interests and income taxes, in the first quarter of 2005 in connection with the sale.
6. NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consist of:

	June 30,	December 31,
	2006	2005
Vector:
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $49,011 and $53,307*	$62,853	$58,557
6.25% Convertible Subordinated Notes due 2008	62,492	132,492

Liggett:
Revolving credit facility	19,284	—
Term loan under credit facility	3,095	3,482
Equipment loans	7,536	9,828

Vector Tobacco:
Notes payable — Medallion acquisition due 2007	35,000	35,000

V.T. Aviation:
Note payable	7,804	8,300

VGR Aviation:
Note payable	4,772	4,867

Other	416	377

Total notes payable, long-term debt and other obligations	203,252	252,903
Less:
Current maturities	(62,328)	(9,313)

Amount due after one year	$140,924	$243,590

*	The fair value of the derivatives embedded within these notes ($37,132 at June 30, 2006 and $39,371 at December 31, 2005) is separately classified as a derivative liability in the consolidated balance sheet.
3.875% Variable Interest Senior Convertible Debentures due 2026 — Vector:
In July 2006, the Company sold $110,000 of its 3.875% variable interest senior convertible debentures due 2026 in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933. The Company intends to use the net proceeds of the offering to redeem its remaining 6.25% convertible subordinated notes due 2008 and for general corporate purposes.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
The debentures pay interest on a quarterly basis at a rate of 3.875% per annum, with an additional amount of interest payable on each interest payment date. The additional amount is based on the amount of cash dividends paid by the Company on its common stock during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debentures will be convertible on such record date (together, the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into the Company’s common stock, at the holder’s option. The initial conversion price is $21.50 per share, subject to adjustment for various events, including the issuance of stock dividends.
The debentures will mature on June 15, 2026. The Company must redeem 10% of the total aggregate principal amount of the debentures outstanding on June 15, 2011. In addition to such redemption amount, the Company will also redeem on June 15, 2011 and at the end of each interest accrual period thereafter an additional amount, if any, of the debentures necessary to prevent the debentures from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. The holders of the debentures will have the option on June 15, 2012, June 15, 2016 and June 15, 2021 to require the Company to repurchase some or all of their remaining debentures. The redemption price for such redemptions will equal 100% of the principal amount of the debentures plus accrued interest. If a fundamental change (as defined in the Indenture) occurs, the Company will be required to offer to repurchase the debentures at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make-whole premium”.
The debentures contain similar provisions to the Company’s 5% variable interest senior convertible notes due November 2011 which provide for additional interest payable based on cash dividends paid by the Company. Accordingly, the Company will have to separately value and account for the embedded derivative within the debentures. This separate valuation is also expected to result in a beneficial conversion feature similar to that recorded in connection with the issuance of the notes. The Company is currently in the process of estimating the value of the embedded derivative in order to appropriately account for the instrument and for the beneficial conversion feature, if any.
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
The notes pay interest on a quarterly basis at a rate of 5% per year with an additional amount of interest payable on the notes on each interest payment date. This additional amount is based on the amount of cash dividends actually paid by the Company per share on its common stock during the prior three-month period ending on the record date for such interest payment multiplied by the number of shares of its common stock into which the notes are convertible on such record date (together, the “Notes Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date is the higher of (i) the Notes Total Interest and (ii) 6.75% per year. The notes are convertible into the Company’s common stock, at the holder’s option. The conversion price, which was $18.48 at June 30, 2006, is subject to adjustment for various events, including the issuance of stock dividends.
The notes will mature on November 15, 2011. The Company must redeem 12.5% of the total aggregate principal amount of the notes outstanding on November 15, 2009. In addition to such

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
redemption amount, the Company will also redeem on November 15, 2009 and at the end of each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. The holders of the notes will have the option on November 15, 2009 to require the Company to repurchase some or all of their remaining notes. The redemption price for such redemptions will equal 100% of the principal amount of the notes plus accrued interest. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make-whole premium”.
Embedded Derivatives. The portion of the Notes Total Interest which is computed by reference to the cash dividends paid on the Company’s common stock is considered an embedded derivative within the notes, which the Company is required to separately value. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, the Company has bifurcated this embedded derivative and, based on a valuation by a third party, estimated the fair value of the embedded derivative liability. At issuance of the November 2004 notes, the estimated initial fair value was $24,738, which was recorded as a discount to the notes and classified as a derivative liability on the consolidated balance sheet. The additional issuance of $46,864 of Notes in 2004 and 2005 resulted in an additional derivative liability of $17,760. The Company recognized non-cash interest expense of $1,289 and $1,528 in the second quarter of 2006 and 2005, respectively, and $2,715 and $2,594 in the first half of 2006 and 2005, respectively, due to the amortization of the debt discount attributable to the embedded derivatives.
At June 30, 2006, the derivative liability was estimated at $37,132 and at December 31, 2005, the derivative liability was estimated at $39,371. Changes to the fair value of this embedded derivative are reflected quarterly as an adjustment to interest expense. The Company recognized gains of $1,015 and $299 in the second quarter of 2006 and 2005, respectively, and gains of $2,239 and $1,127 for the first half of 2006 and 2005, respectively, due to changes in the fair value of the embedded derivative, which were reported as adjustments to interest expense.
Beneficial Conversion Feature. After giving effect to the recording of the embedded derivative liability as a discount to the notes, the Company’s common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the intrinsic value of the beneficial conversion feature ($22,075 at date of issuance) be recorded to additional paid-in capital and as a discount on the notes. The discount is then amortized to interest expense over the term of the notes using the effective interest rate method. The Company recognized non-cash interest expense of $835 and $834 in the second quarter of 2006 and 2005, respectively, and $1,581 and $1,358 in the first half of 2006 and 2005, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.
The Company has agreed to file a registration statement with respect to the resale of the debentures and the common stock issuable upon conversion of the debentures.
6.25% Convertible Subordinated Notes Due July 15, 2008 — Vector:
In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into Vector’s common stock, at the option of the holder. The conversion price, which was $20.92 per share at June 30, 2006, is subject to adjustment for various events, and any cash distribution on Vector’s common stock will result in a corresponding

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
decrease in the conversion price. In December 2001, $40,000 of the notes were converted into Vector’s common stock, in October 2004, $8 of the notes were converted and, in June 2006, $70,000 of the notes were converted. The Company recorded a loss of $14,860 on the conversion of the $70,000 of notes converted for the three and six months ended June 30, 2006 principally as a result of the issuance of 916,697 shares of common stock as an inducement for conversion. A total $62,492 of the notes were outstanding at June 30, 2006.
On July 14, 2006, Vector called the notes for redemption on August 14, 2006. The redemption price is 101.042% of the principal amount plus accrued interest. The Company anticipates recording a loss of approximately $1,300 in the third quarter of 2006 on the retirement of the notes.
Revolving Credit Facility — Liggett:
Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”) under which $19,284 was outstanding at June 30, 2006. Availability as determined under the facility was approximately $16,593 based on eligible collateral at June 30, 2006. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement. In addition, the facility imposes requirements with respect to Liggett’s adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At June 30, 2006, management believes that Liggett was in compliance with all covenants under the credit facility; Liggett’s adjusted net worth was $37,333 and net working capital was $32,915, as computed in accordance with the agreement.
100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $3,095 outstanding under Liggett’s credit facility at June 30, 2006. The remaining balance of the term loan is due on October 1, 2006. Interest is charged at the same rate as applicable to Liggett’s credit facility, and the outstanding balance of the term loan reduces the maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett’s credit facility.
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
Note Payable — V.T. Aviation:
In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 119 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,709 based on current interest rates.
Note Payable — VGR Aviation:
In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by the Company. The loan is payable in 119 monthly installments of $40, including annual interest of 2.75% above the 30-day average commercial paper rate, with a final payment of $3,931 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to the Company’s direct subsidiary, VGR Aviation LLC, which assumed the debt.
7. EMPLOYEE BENEFIT PLANS
Defined Benefit and Postretirement Plans:
Net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the three and six months ended June 30, 2006 and 2005 consists of the following:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Service cost — benefits earned during the period	$1,225	$1,321	$2,450	$2,642
Interest cost on projected benefit obligation	2,250	2,172	4,500	4,344
Expected return on plan assets	(3,145)	(3,069)	(6,290)	(6,138)
Amortization of prior service cost	262	—	524	—
Amortization of net loss	435	468	870	936

Net expense	$1,027	$892	$2,054	$1,784

	Other		Other
	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Service cost — benefits earned during the period	$5	$7	$10	$14
Interest cost on projected benefit obligation	150	153	300	306
Expected return on plan assets	—	—	—	—
Amortization of net loss	3	11	6	22

Net expense	$158	$171	$316	$342

The Company did not make contributions to its pension benefits plans for the three and six months ended June 30, 2006 and does not anticipate making any contributions to such plans in 2006. The Company anticipates paying approximately $550 in other postretirement benefits in 2006.
8. CONTINGENCIES
Smoking-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
quantifiable at this time. Liggett incurred legal fees and other litigation costs totaling approximately $1,090 and $1,221 for the three months ended June 30, 2006 and 2005, respectively, and $2,463 and $2,451 for the six months ended June 30, 2006 and 2005, respectively.
Individual Actions. As of June 30, 2006, there were approximately 162 cases pending against Liggett, and in most cases other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 73 were pending in Florida, 35 in Mississippi, 20 in Missouri and 12 in New York. The balance of the individual cases were pending in nine states and territories.
There are currently four individual cases pending where Liggett is the only tobacco company defendant. In April 2004, in the Davis v. Liggett Group Inc. case, a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. In March 2005, in the Ferlanti v. Liggett Group Inc. case, a Florida state court granted Liggett’s motion for summary judgment. The plaintiff appealed and in June 2006, the appellate court reversed and remanded back to the trial court. In March 2006, in the Schwartz v. Liggett Group Inc. case, a Florida state court jury returned a verdict in favor of Liggett. The plaintiff appealed, but recently withdrew the appeal. Trial has been scheduled in Missouri state court for May 2007 in the Frost v. Liggett Group Inc., et al. case. There is no activity in the other remaining case where Liggett is the sole tobacco company defendant.
The plaintiffs’ allegations of liability in those cases in which individuals seek recovery for injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, breach of special duty, strict liability, fraud, concealment, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, property damage, invasion of privacy, mental anguish, emotional distress, disability, shock, indemnity and violations of deceptive trade practice laws, the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), state RICO statutes and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including treble/multiple damages, medical monitoring, disgorgement of profits and punitive damages. Although alleged damages often are not determinable from a complaint, and the law governing the pleading and calculation of damages varies from state to state and jurisdiction to jurisdiction, compensatory and punitive damages have been specifically pleaded in a number of cases, sometimes in amounts ranging into the hundreds of millions and even billions of dollars. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statute of limitations, equitable defenses such as “unclean hands” and lack of benefit, failure to state a claim and federal preemption.
In February 2006, in VanDenBurg v. Brown & Williamson Tobacco Corporation, et. al., an individual action in Missouri state court, the jury returned a verdict in favor of the defendants. Plaintiff’s motion for a new trial was denied in June 2006. The plaintiff may appeal.
Jury awards in various states representing material amounts of damages have been returned against other cigarette manufacturers in recent years. The awards in these individual actions are for both compensatory and punitive damages. Over the last several years, after conclusion of all appeals,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
several significant damage awards have been paid to individual plaintiffs by other cigarette manufacturers including an award of $5,500 in compensatory damages and $50,000 in punitive damages, plus $27,000 in interest, paid in 2006 by Philip Morris in the Boeken v. Philip Morris case. Liggett was not a party to these actions. The following is a brief description of several of the pending cases where jury awards against other manufacturers are on appeal:
•	In March 1999, an Oregon state court jury found in favor of the plaintiff in Williams-Branch v. Philip Morris. The jury awarded $800 in compensatory damages and $79,500 in punitive damages. The trial court reduced the punitive damages award to $32,000. In June 2002, the Oregon Court of Appeals reinstated the $79,500 punitive damages award. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the State Farm decision, limiting punitive damages. In June 2004, the Oregon appellate court reinstated the original jury verdict. In February 2006, the Oregon Supreme Court reaffirmed the $79,500 punitive damages jury verdict. In May 2006, the United States Supreme Court granted defendant’s petition for writ of certiorari.

•	In March 2002, an Oregon state court jury found in favor of the plaintiff in Schwarz v. Philip Morris and awarded $169 in compensatory damages and $150,000 in punitive damages. In May 2002, the trial court reduced the punitive damages award to $100,000. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages award. It also vacated the punitive damages award and remanded for a new trial on the amount of punitive damages.

•	In October 2002, a California state court jury found in favor of the plaintiff in Bullock v. Philip Morris and awarded $850 in compensatory damages and $28,000,000 in punitive damages. In December 2002, the trial court reduced the punitive damages award to $28,000. In April 2006, the California Court of Appeals upheld the punitive damages award. The defendant will seek further appellate review.

•	In November 2003, in Thompson v. Brown & Williamson Tobacco Corp., et al., a Missouri state court jury awarded $2,100 in compensatory damages. The defendants have appealed to the Missouri Court of Appeals.

•	In December 2003, in Frankson v. Brown & Williamson Tobacco Corp., et al., a New York state court jury awarded $350 in compensatory damages. In January 2004, the jury awarded $20,000 in punitive damages. The deceased smoker was found to be 50% at fault. In June 2004, the court increased the compensatory damages to $500 and decreased the punitive damages to $5,000. The defendants have appealed to the New York Supreme Court, Appellate Division.

•	In October 2004, in Arnitz v. Philip Morris, a Florida state court jury awarded $600 in damages but found that the plaintiff was 60% at fault, thereby reducing the verdict against Philip Morris to $240. In July 2006, the Florida Second District Court of Appeals affirmed the lower court’s decision.

•	In February 2005, in Smith v. Brown & Williamson Tobacco Corp., et al., a Missouri state court jury awarded $2,000 in compensatory damages and $20,000 in punitive damages. The defendants have appealed to the Missouri Court of Appeals.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
•	In March 2005, in Rose v. Philip Morris, a New York state court jury awarded $3,400 in compensatory damages and $17,100 in punitive damages. The defendants have appealed to the New York Supreme Court, Appellate Division.
In 2003, the Mississippi Supreme Court, in Lane v. R.J. Reynolds Tobacco Company, et al., ruled that the Mississippi Product Liability Act “precludes all tobacco cases that are based on product liability.” In a 2005 decision, the Mississippi Supreme Court, in King v. R.J. Reynolds Tobacco Company, et al., ruled that certain claims against cigarette manufacturers may remain available to plaintiffs.
Class Actions. As of June 30, 2006, there were 11 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Two of these cases are alleged price fixing cases pending in state court. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano case, reversed a federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.
The impact of the Castano decision on smoking-related class action litigation is still uncertain. The Castano decision has had a limited effect with respect to courts’ decisions regarding narrower smoking-related classes or class actions brought in state rather than federal court. For example, since the Fifth Circuit’s ruling in the Scott v. American Tobacco Co., Inc. case, a court in Louisiana (Liggett is not a defendant in this proceeding) certified an “addiction-as-injury” class action that covered only citizens in the state. In May 2004, the Scott jury returned a verdict in the amount of $591,000, plus prejudgment interest, on the class’ claim for a smoking cessation program. The case is on appeal. Two other class actions, Broin, et al., v. Philip Morris Companies Inc., et al., and Engle, et al., v. R.J. Reynolds Tobacco Company, et al., were certified in state court in Florida prior to the Fifth Circuit’s decision.
In May 1994, the Engle case was filed against Liggett and others in Miami-Dade County, Florida. The class consisted of all Florida residents who, by November 21, 1996, have suffered, presently suffer or have died from diseases and medical conditions caused by cigarette smoking. Phase I of the trial commenced in July 1998 and in July 1999, the jury returned the Phase I verdict against Liggett and other tobacco companies. The Phase I verdict concerned certain issues determined by the trial court to be “common” to the causes of action of the plaintiff class. Among other things, the jury found that: smoking cigarettes causes 20 diseases or medical conditions, cigarettes are addictive or dependence producing, defective and unreasonably dangerous, defendants made materially false statements with the intention of misleading smokers, defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants’ conduct “rose to a level that would permit a potential award or entitlement to punitive damages.” The trial court decided that Phase II of the trial, which commenced November 1999, would be a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. Phase III of the trial was to be conducted before separate juries to address absent class members’ claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages. In April 2000, the jury awarded compensatory damages of $12,704 to the three plaintiffs, to be reduced in proportion to the respective plaintiff’s fault. The claim of one of the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
three plaintiffs, in the amount of $5,831, was subsequently dismissed as time barred. In July 2000, the jury awarded approximately $145,000,000 in the punitive damages portion of Phase II against all defendants including $790,000 against Liggett. The trial court denied all post-trial motions and entered a final order of judgment against the defendants in November 2000. Liggett and the other defendants appealed the trial court’s final judgment.
In May 2003, Florida’s Third District Court of Appeals reversed the trial court’s final judgment and remanded the case with instructions to decertify the class. In May 2004, the Florida Supreme Court agreed to review the case, and oral argument was held in November 2004. On July 7, 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision. Among other things, the Florida Supreme Court affirmed the intermediate appellate court’s decision decertifying the class and the order vacating the punitive damages award, but upheld certain of the trial court’s Phase I determinations (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) the defendants agreed to misrepresent information relating to the health effects of cigarettes with the intention that the public would rely on this information to its detriment; (vi) all defendants sold or supplied cigarettes that were defective; and (vii) all defendants were negligent) and allowed plaintiffs to proceed to trial on individual liability issues and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year from the court’s mandate. The defendant tobacco companies have moved for reconsideration and/or clarification of the decision. If the Florida Supreme Court’s decision is allowed to stand, it could result in the filing of a large number of individual personal injury cases in Florida.
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
In May 2001, Liggett, Philip Morris and Lorillard Tobacco Company reached an agreement with the Engle class, which provided assurance of Liggett’s ability to appeal the jury’s July 2000 punitive damage verdict. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett’s existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. Since the Florida Supreme Court’s July 2006 decision decertifying the Engle class, entitlement to the escrowed monies is uncertain.
In June 2002, the jury in a Florida state court action entitled Lukacs v. Philip Morris, et al. awarded $37,500 in compensatory damages in a case involving Liggett and two other tobacco manufacturers. In March 2003, the court reduced the amount of the compensatory damages to $24,860. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle class member suit following entry of final judgment by the Engle trial court; the claims of all other individuals who are purported members of the class were stayed or “abated” pending appellate review of the Engle verdict. Entry of the final judgment in Lukacs, along with plaintiff’s motion to tax costs and attorneys’ fees, was stayed pending appellate review of the Engle final judgment. On August 2, 2006, Lukacs filed a motion for entry of partial

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
judgment on the compensatory damages award and requested a trial date regarding punitive damages. The defendants intend to oppose the relief sought, but there can be no assurance that the trial court will not grant the requested relief. Liggett may be required to bond the amount of the judgment against it to perfect its appeal.
Class certification motions are pending in a number of putative class actions. Classes remain certified against Liggett in West Virginia (Blankenship), and in Kansas (Smith) and New Mexico (Romero), two alleged price fixing cases. Several classes remain certified against others in the industry. A number of class certification denials are on appeal.
In August 2000, in Blankenship v. Philip Morris, a West Virginia state court conditionally certified (only to the extent of medical monitoring) a class of present or former West Virginia smokers who desire to participate in a medical monitoring plan. In January 2001, the judge declared a mistrial. In July 2001, the court issued an order severing Liggett from the retrial of the case which began in September 2001. In November 2001, the jury returned a verdict in favor of the other defendants. In May 2004, the West Virginia Supreme Court affirmed the defense jury verdict, and it denied plaintiffs’ petition for rehearing. Plaintiffs did not seek further appellate review of this matter, and the case has been concluded in favor of the other defendants.
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia State trial court has consolidated for trial certain common issues in approximately 975 individual smoker actions that were pending prior to 2001. The consolidation was affirmed on appeal by the West Virginia Supreme Court. Trial has been set for March 2007 on certain liability and punitive damages claims allegedly common to the consolidated claims. In January 2002, the court severed Liggett from the trial of the consolidated action.
In April 2001, the California state court in Brown, et al., v. The American Tobacco Co., Inc., et al. granted in part plaintiffs’ motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants’ cigarettes “during the applicable time period” and who were exposed to defendants’ marketing and advertising activities in California. Certification was granted as to plaintiffs’ claims that defendants violated California’s unfair business practices statute. The court subsequently defined “the applicable class period” for plaintiffs’ claims, pursuant to a stipulation submitted by the parties, as June 10, 1993 through April 23, 2001. In March 2005, the court issued a ruling granting defendants’ motion to decertify the class based on a recent change in California law. In April 2005, the court denied plaintiffs’ motion for reconsideration of the order which decertified the case. The plaintiffs have appealed. Liggett is a defendant in the case.
Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging that the use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices, among other things. One such suit, Schwab v. Philip Morris, et al., pending in federal court in New York, seeks to create a nationwide class of “light” cigarette smokers and includes Liggett as a defendant. Plaintiffs’ motion for class certification and summary judgment motions by both sides were heard in September 2005. In November 2005, the court ruled that if the class is certified, the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members. Fluid recovery would permit potential damages to be paid out in ways other than merely giving cash directly to plaintiffs, such as establishing a pool of money that could be used for public purposes. Although trial was scheduled to commence in January 2006, the judge has allowed an additional period for discovery before deciding

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
the class certification issue. New summary judgment motions have recently been filed by defendants. Oral argument has been scheduled for September 13, 2006 on the pending motions.
In March 2003, in a class action brought against Philip Morris on behalf of smokers of light and ultra light cigarettes, a state court judge in Illinois in the Price, et al., v. Philip Morris case awarded $7,100,500 in actual damages to the class members, $3,000,000 in punitive damages to the State of Illinois (which was not a plaintiff in this matter), and approximately $1,800,000 in attorney’s fees and costs. Entry of judgment was stayed. In December 2005, the Illinois Supreme Court overturned the lower state court’s ruling and sent the case back to the lower court with instructions to dismiss the case. In May 2006, the Illinois Supreme court denied plaintiffs’ motion for rehearing.
As of June 30, 2006, two cases were pending in Kansas and New Mexico in which plaintiffs allege that cigarette manufacturers conspired to fix cigarettes prices in violation of antitrust laws. The Kansas state court, in the case of Smith v. Philip Morris, et al., granted class certification in November 2001. In April 2003, plaintiffs’ motion for class certification was granted in Romero v. Philip Morris, et al., the case pending in New Mexico state court. In February 2005, the New Mexico Supreme Court affirmed the trial court’s certification order. On June 30, 2006, the New Mexico trial court granted defendants’ motions for summary judgment. Plaintiffs may appeal. Liggett is a defendant in both the Kansas and New Mexico cases.
Governmental Actions. As of June 30, 2006, there were five Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was “unjustly enriched” by plaintiffs’ payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.
A health care recovery case is pending in Missouri state court brought by the City of St. Louis, Missouri, and approximately 50 area hospitals against Liggett and other cigarette manufacturers. This case seeks recovery of costs expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. In June 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993 are still pending. The case has been remanded to the trial court where discovery is proceeding.
In Republic of Panama v. The American Tobacco Co. and State of Sao Paulo v. The American Tobacco Co., the cases, originally filed in Louisiana state court, were consolidated and then dismissed by the trial court on the basis that Louisiana is not an appropriate forum. The plaintiffs asked the trial court for reconsideration and, at the same time, noticed an appeal to the Louisiana Court of Appeals. The plaintiffs filed new cases in Delaware state court in July 2005. A hearing on the defendants’ motion to dismiss occurred in April 2006, and on July 13, 2006, the Delaware court entered an order dismissing the cases. The plaintiffs have appealed.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
In Crow Creek Sioux Tribe v. American Tobacco, et al., pending in South Dakota tribal court, a Native American tribe is seeking equitable and injunctive relief for damages incurred by the tribe in paying for the expenses of indigent smokers. The case is dormant at this time.
Federal Government Action. In September 1999, the United States government commenced litigation against Liggett and other tobacco companies in the United States District Court for the District of Columbia. The action sought to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the federal government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in alleged fraud and other allegedly unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleged that such costs total more than $20,000,000 annually. The action asserted claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer provisions of the Social Security Act (“MSP”) and RICO. In September 2000, the court dismissed the government’s claims based on MCRA and MSP, reaffirming its decision in July 2001. In the September 2000 decision, the court also determined not to dismiss the government’s RICO claims, under which the government sought to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement. In a January 2003 filing with the court, the government alleged that disgorgement by defendants of approximately $289,000,000 would be an appropriate remedy in the case. In February 2005, the United States Court of Appeals for the District of Columbia reversed a prior ruling by the district court and granted the defendants’ motion for summary judgment to dismiss the government’s disgorgement claim, ruling that disgorgement is not an available remedy in a civil RICO action. In April 2005, the appellate court denied the government’s request that the disgorgement ruling be reconsidered by the full court. In October 2005, the United States Supreme Court declined to review this decision, although the government could again seek review of this issue following entry of final judgment.
Trial of the case concluded in June 2005. On June 27, 2005, the government sought to restructure its potential remedies and filed a proposed Final Judgment and Order. The relief can be grouped into four categories: (i) $14,000,000 for a smoking cessation and counter-marketing program (the government’s proposed remedy would require that additional monies be paid to these programs if targeted reductions in the smoking rate of those under 21 are not achieved according to the prescribed timetable); (ii) so-called “corrective statements;” (iii) disclosures; and (iv) enjoined activities. Post-trial briefing was completed in October 2005.
Third-Party Payor Actions. As of June 30, 2006, there were three Third-Party Payor Actions pending against Liggett. The Third-Party Payor Actions typically have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. In Third-Party Payor Actions, claimants have set forth several theories of relief sought: funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys’ fees. Although no specific amounts are provided, it is understood that requested damages against the tobacco company defendants in these cases might be in the billions of dollars.
Nine federal circuit courts of appeals and several state appellate courts have ruled that Third-Party Payors did not have standing to bring lawsuits against cigarette manufacturers, relying primarily on grounds that plaintiffs’ claims were too remote. The United States Supreme Court has refused to consider plaintiffs’ appeals from the cases decided by five federal circuit courts of appeals.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
In June 2005, the Jerusalem District Court in Israel added Liggett as a defendant in an action brought by the largest private insurer in that country, Clalit Health Services, against the major United States tobacco manufacturers. The court ruled that, although Liggett had not sold product in Israel since 1978, it may still have liability for damages resulting from smoking of its product if it did sell cigarettes there before 1978. Motions filed by the defendants are pending before the Israel Supreme Court seeking appeal from a lower court’s decision granting leave to plaintiffs for foreign service of process.
In August 2005, the United Seniors Association, Inc. filed a lawsuit in federal court in Massachusetts pursuant to the private cause of action provisions of the MSP seeking to recover for the Medicare program all expenditures on smoking-related diseases since August 1999. In October 2005, the defendants filed a motion to dismiss the complaint. A hearing on the motion was held in June 2006.
In Fibreboard Corporation, et al., v. The American Tobacco Company, et al., an action in California state court, the plaintiff seeks reimbursement for damages paid to asbestos victims for medical and other relief, which damages are allegedly attributable to tobacco companies. Motions to dismiss have been stayed since December 2001.
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
In November 1998, Philip Morris, Brown & Williamson, R.J. Reynolds and Lorillard (collectively, the “Original Participating Manufacturers” or “OPMs”) and Liggett (together with the OPMs and any other tobacco product manufacturer that becomes a signatory (“Subsequent Participating Manufacturer”), the “Participating Manufacturers”) entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Mariana Islands (collectively, the “Settling States”) to settle the asserted and unasserted health care cost recovery and certain other claims of those Settling States. The MSA received final judicial approval in each settling jurisdiction.
The MSA restricts tobacco product advertising and marketing within the Settling States and otherwise restricts the activities of Participating Manufacturers. Among other things, the MSA prohibits the targeting of youth in the advertising, promotion or marketing of tobacco products; bans the use of cartoon characters in all tobacco advertising and promotion; limits each Participating Manufacturer to one tobacco brand name sponsorship during any 12-month period; bans all outdoor advertising, with the exception of signs 14 square feet or less, at retail establishments that sell tobacco products; prohibits payments for tobacco product placement in various media; bans gift offers based on the purchase of tobacco products without sufficient proof that the intended recipient is an adult; prohibits Participating Manufacturers from licensing third parties to advertise tobacco brand names in any manner prohibited under the MSA; and prohibits Participating Manufacturers from using as a tobacco product brand name any nationally recognized non-tobacco brand or trade name or the names of sports teams, entertainment groups or individual celebrities.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
The MSA also requires Participating Manufacturers to affirm corporate principles to comply with the MSA and to reduce underage usage of tobacco products and imposes restrictions on lobbying activities conducted on behalf of Participating Manufacturers.
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. As a result of the Medallion acquisition in April 2002, Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.5% of the total cigarettes shipped in the United States during 2003, 2.3% during 2004 and 2.2% during 2005. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, would pay on each excess unit an amount equal (on a per-unit basis) to that due by the OPMs for that year, subject to applicable adjustments, offsets and reductions. In March and April 2003, Liggett and Vector Tobacco paid a total of $37,541 for their 2002 MSA obligations. At that time, approximately $7,604 was not paid based on Liggett’s and Vector Tobacco’s belief that their MSA payments for 2001 and 2002 should have been reduced as a result of market share loss to non-participating manufacturers, an “NPM Adjustment”. In June 2003, Liggett and Vector Tobacco entered into settlement agreements with the Settling States whereby Liggett and Vector Tobacco agreed to pay a total of $2,478 in April 2004 to resolve these claims. In April 2004, Liggett and Vector Tobacco paid a total of $50,322 for their 2003 MSA obligations. In April 2005, Liggett and Vector Tobacco paid a total of $20,982 for their 2004 MSA obligations. In April 2006, Liggett and Vector Tobacco paid a total of $10,637 for their 2005 MSA obligations. Liggett and Vector Tobacco have expensed $11,707 for their estimated MSA obligations for the first six months of 2006 as part of cost of goods sold.
Under the payment provisions of the MSA, the Participating Manufacturers are required to pay the following base annual amounts (subject to applicable adjustments, offsets and reductions):

Payment Year	Base Amount
2006 — 2007	$8,000,000
2008 and each year thereafter	$9,000,000
These annual payments will be allocated based on unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligations of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.
On March 30, 2005, the Independent Auditor under the MSA calculated $28,668 in MSA payments for Liggett’s 2004 sales. On April 15, 2005, Liggett paid $11,678 of this amount and, in accordance with its rights under the MSA, disputed the balance of $16,990. Of the disputed amount, Liggett paid $9,304 into the disputed payments account under the MSA and withheld from payment $7,686. The $9,304, which has since been released to the Settling States although Liggett continues to dispute that this money is owed, represents the amount claimed by Liggett as an adjustment to its 2003 payment obligation under the MSA for the NPM Adjustment. At June 30, 2006, included in “Other current assets” on the Company’s consolidated balance sheet was a receivable of $6,513 relating to such amount. The $7,686 withheld from payment represents $5,318 claimed as an adjustment to

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
Liggett’s 2004 MSA obligation for the NPM Adjustment and $2,368 relating to the retroactive change, discussed below, to the method for computing payment obligations under the MSA which Liggett contends, among other things, is not in accordance with the MSA. Liggett withheld approximately $1,600 from its payment due under the MSA on April 15, 2006 which Liggett claims as the NPM Adjustment to its 2005 payment obligation and $2,612 relating to the “gross” versus “net” dispute discussed below.
The following amounts have not been accrued in the accompanying consolidated financial statements as they relate to Liggett’s and Vector Tobacco’s claim for an NPM adjustment: $6,513 for 2003, $3,789 for 2004, and approximately $800 for 2005.
In March 2006, an independent economic consulting firm selected pursuant to the MSA rendered its final and non-appealable decision that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers for 2003. As a result, the manufacturers are entitled to a potential NPM Adjustment to their 2003 MSA payments. A Settling State that has diligently enforced its qualifying escrow statute in 2003 may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that state.
Since April 2006, notwithstanding provisions in the MSA requiring arbitration, 36 Settling States have filed declaratory judgment actions, complaints or motions seeking a determination that they “diligently enforced” their respective escrow statutes enacted in connection with the MSA and, therefore, are immune from any downward adjustment to their 2003 annual payments. The Participating Manufacturers have filed motions to compel arbitration of the dispute. These actions are limited to the potential NPM Adjustment for 2003, which the Independent Auditor under the MSA previously determined to be as much as $1,200,000. To date, 10 courts have issued decisions: nine state courts (Colorado, Hawaii, Idaho, Kentucky, Massachusetts, New Hampshire, Vermont, New York and Connecticut) have ruled that the 2003 NPM Adjustment dispute is arbitrable and one state court (North Dakota) ruled that the dispute is not arbitrable. The Participating Manufacturers have appealed the North Dakota decision.
In October 2004, Liggett was notified that all Participating Manufacturers’ payment obligations under the MSA, dating from the agreement’s execution in late 1998, were recalculated utilizing “net” unit amounts, rather than “gross” unit amounts (which have been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the MSA of approximately $12,300 for the periods 2001 through 2005, and require Liggett to pay an additional amount of approximately $2,800 in 2006 and in future periods by lowering Liggett’s market share exemption under the MSA.
Liggett has objected to this retroactive change and has disputed the change in methodology. Liggett contends that the retroactive change from utilizing “gross” unit amounts to “net” unit amounts is impermissible for several reasons, including:
•	utilization of “net” unit amounts is not required by the MSA (as reflected by, among other things, the utilization of “gross” unit amounts through 2005);

•	such a change is not authorized without the consent of affected parties to the MSA;

•	the MSA provides for four-year time limitation periods for revisiting calculations and determinations, which precludes recalculating Liggett’s 1997 Market Share (and thus, Liggett’s market share exemption); and

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
•	Liggett and others have relied upon the calculations based on “gross” unit amounts since 1998.
No amounts have been accrued in the accompanying consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.
The MSA replaces Liggett’s prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. Liggett’s agreements with these states remain in full force and effect, and Liggett made various payments to these states during 1996, 1997 and 1998 under the agreements. These states’ settlement agreements with Liggett contained most favored nation provisions which could reduce Liggett’s payment obligations based on subsequent settlements or resolutions by those states with certain other tobacco companies. Beginning in 1999, Liggett determined that, based on each of these four states’ settlements or resolutions with United States Tobacco Company, Liggett’s payment obligations to those states had been eliminated. With respect to all non-economic obligations under the previous settlements, Liggett is entitled to the most favorable provisions as between the MSA and each state’s respective settlement with the other major tobacco companies. Therefore, Liggett’s non-economic obligations to all states and territories are now defined by the MSA.
In 2003, in order to resolve any potential issues with Minnesota as to Liggett’s settlement obligations, Liggett negotiated a $100 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. In December 2004, Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In March 2005, Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. In November 2005, Florida made a revised offer that Liggett pay Florida $4,250 to resolve all matters through December 31, 2005 and pay $0.17 per pack on all Liggett cigarettes sold in Florida beginning January 1, 2006. After further discussions, Florida’s most recent offer is that Liggett pay a total of $3,500 in four annual payments, $1,000 for the first three years and $500 in the fourth year, and defer further discussion of any alleged future obligations until the end of Florida’s 2006 legislative session. Liggett has not yet responded to this most recent offer from Florida and there can be no assurance that a settlement will be reached. In November 2004, Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In April 2005, Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. No specific monetary demand has been made by Texas. Liggett has met with representatives of Mississippi and Texas to discuss the issues relating to the alleged defaults, although no resolution has been reached.
Except for $2,000 accrued for the year ended December 31, 2005, in connection with the foregoing matters, no other amounts have been accrued in the accompanying consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. At June 30, 2006, $2,000 remained in settlement

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
accruals on the Company’s consolidated balance sheet. There can be no assurance that Liggett will prevail in any of these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.
In August 2004, the Company announced that Liggett and Vector Tobacco had notified the Attorneys General of 46 states that they intended to initiate proceedings against one or more of the Settling States for violating the terms of the MSA. The Company’s subsidiaries alleged that the Settling States violated their rights and the MSA by extending unauthorized favorable financial terms to Miami-based Vibo Corporation d/b/a General Tobacco when, in August 2004, the Settling States entered into an agreement with General Tobacco allowing it to become a Subsequent Participating Manufacturer under the MSA. General Tobacco imports discount cigarettes manufactured in Colombia, South America.
In the notice sent to the Attorneys General, the Company’s subsidiaries indicated that they sought to enforce the terms of the MSA, void the General Tobacco agreement and enjoin the Settling States and National Association of Attorneys General from listing General Tobacco as a Participating Manufacturer on their websites. Several Subsequent Participating Manufacturers, including Liggett and Vector Tobacco, filed a motion in state court in Kentucky seeking to enforce the terms of the MSA with respect to General Tobacco or, alternatively, to receive the same treatment as General Tobacco under the MSA’s most favored nation clause. On January 26, 2006, the court entered an order denying the motion and finding that the terms of the General Tobacco settlement agreement were not in violation of the MSA. The judge also found that the Subsequent Participating Manufacturers, under these circumstances, were not entitled to most favored nation treatment. These Subsequent Participating Manufacturers have given notice of appeal in this case.
There is a suit pending against New York state officials, in which importers of cigarettes allege that the MSA and certain New York statutes enacted in connection with the MSA violate federal antitrust and constitutional law. In September 2004, the court denied plaintiffs’ motion to preliminarily enjoin the MSA and certain related New York statutes, but the court issued a preliminary injunction against an amendment repealing the “allocable share” provision of the New York escrow statute. Additionally, in a suit pending in New York federal court, plaintiffs assert that the statutes enacted by New York and the other states in connection with the MSA violate the Commerce Clause of the United States Constitution. Similar lawsuits are pending in Kentucky, Arkansas, Kansas, Louisiana, Nebraska, Tennessee and Oklahoma. Liggett is not a defendant in these cases.
Upcoming Trials. Cases currently scheduled for trial in 2006 are an individual action in Missouri state court (November) and one in New York state court (November) where Liggett is a defendant along with other tobacco companies. An individual action in Missouri, where Liggett is the sole tobacco company defendant, is currently scheduled for trial in May 2007. Trial dates, however, are subject to change.
Liggett has also been served in three reparations actions brought by descendants of slaves. Plaintiffs in these actions claim that defendants, including Liggett, profited from the use of slave labor. Seven additional cases were filed in California, Illinois and New York. Liggett is a named defendant in only one of these additional cases, but has not been served. The cases were consolidated before the United States District Court for the Northern District of Illinois. In July 2005, the court granted defendants’ motion to dismiss the consolidated action. The plaintiffs took appeals from those dismissals to the United States Circuit Court for the Seventh Circuit and in September 2005, these appeals were consolidated by court order. The parties are briefing the appeal.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision. Although the Florida Supreme Court affirmed the decision to decertify the class and the order vacating the punitive damages award, the court upheld certain of the trial court’s Phase I determinations. These findings could result in the filing of a large number of individual personal injury cases in Florida which could have a material adverse effect on the Company. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the Engle class, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett’s existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. Since the Florida Supreme Court’s July 2006 decision decertifying the Engle class, entitlement to the escrowed monies is uncertain. In June 2002, the jury in the Lukacs case, an individual case brought under the third phase of the Engle case, awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. Entry of the final judgment in Lukacs, along with plaintiff’s motion to tax costs and attorneys’ fees, was stayed pending appellate review of the Engle final judgment. On August 2, 2006, Lukacs filed a motion for entry of partial judgment on the compensatory damages and requested a trial date on punitive damages. The defendants intend to oppose the relief sought, but there can be no assurance that the trial court will not grant the requested relief. Liggett may be required to bond the amount of the judgment entered against it to perfect its appeal. In April 2004, a jury in a Florida state court action awarded compensatory damages of approximately $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments as a result of the decision in the Engle case, including the filing of a large number of individual personal injury cases in Florida. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.
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
In August 1996, the Food and Drug Administration (“FDA”) filed in the Federal Register a Final Rule classifying tobacco as a “drug” or “medical device”, asserting jurisdiction over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. In March 2000, the United States Supreme Court ruled that the FDA does not have the power to regulate tobacco. Liggett supported the FDA Rule and began to phase in compliance with certain of the proposed FDA regulations. Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers. Congressional advocates of FDA regulations have introduced legislation that would give the FDA authority to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health, thereby allowing the FDA to reinstate its prior regulations or adopt new or additional regulations. In October 2004, the Senate passed a bill, which did not become law, providing for FDA regulation of tobacco products. A substantially similar bill was reintroduced in Congress in March 2005. The

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
ultimate outcome of these proposals cannot be predicted, but FDA regulation of tobacco products could have a material adverse effect on the Company.
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
In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10,140,000 over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Management currently estimates that Liggett’s and Vector Tobacco’s assessment will be approximately $22,000 for the second year of the program which began January 1, 2006. The relative cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, that they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on the Company.
Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. In 2005, nine states enacted increases in excise taxes and five states, in 2006, enacted increases in excise taxes. Further increases from other states are expected. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and various states and other jurisdictions have currently under consideration or pending legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had an adverse effect on sales of cigarettes.
Various states have adopted or are considering legislation establishing reduced ignition propensity standards for cigarettes. Compliance with this legislation could be burdensome and costly. In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control, with developing standards for “self-extinguishing” or reduced ignition propensity cigarettes. All cigarettes manufactured for sale in New York State must be manufactured to specific reduced ignition propensity standards set forth in the regulations. Liggett and Vector Tobacco are in compliance with the New York reduced ignition propensity regulatory requirements. Since the passage of the New York law, the states of Vermont, California, New Hampshire and Illinois have passed similar laws utilizing the same technical standards, to become effective on May 1, 2006,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
January 1, 2007, October 1, 2007 and January 1, 2008, respectively. Massachusetts has also recently enacted reduced ignition propensity standards for cigarettes, although currently there is no effective date for the legislation. Similar legislation is being considered by other state governments and at the federal level. Compliance with such legislation could harm the business of Liggett and Vector Tobacco, particularly if there were to be varying standards from state to state.
Federal or state regulators may object to Vector Tobacco’s low nicotine and nicotine-free cigarette products and reduced risk cigarette products it may develop as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace or significant changes to advertising. Various concerns regarding Vector Tobacco’s advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has previously engaged in discussions in an effort to resolve these concerns and Vector Tobacco has, in the interim, suspended all print advertising for its Quest brand. If Vector Tobacco is unable to advertise its Quest brand, it could have a material adverse effect on sales of Quest. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco’s products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco’s business may become subject to extensive domestic and international governmental regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution, advertising and labeling of tobacco products as well as any express or implied health claims associated with reduced risk, low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies such as the FDA, the Federal Trade Commission (“FTC”) or the United States Department of Agriculture may be established. In addition, a group of public health organizations submitted a petition to the FDA, alleging that the marketing of the OMNI product is subject to regulation by the FDA under existing law. Vector Tobacco has filed a response in opposition to the petition. The FTC has expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced carcinogen claims. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse effect on the Company.
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
In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
the annual debt service on the loan plus $1,000. The Company believes that the fair value of Eve’s guarantee was negligible at June 30, 2006.
In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at June 30, 2006.
In 1994, New Valley commenced an action against the United States government seeking damages for breach of a launch services agreement covering the launch of one of the Westar satellites owned by New Valley’s former Western Union satellite business. New Valley had a contract with NASA to launch two Westar satellites. The first satellite was launched in 1984, and the second was scheduled to be launched in 1986. Following the explosion of the space shuttle Challenger in January 1986, the President of the United States announced a change in the government’s policy regarding commercial satellite launches, and New Valley’s satellite was not launched. In 1995, the United States Court of Federal Claims granted the government’s motion to dismiss and, in 1997, the United States Court of Appeals for the Federal Circuit reversed and remanded the case. Trial of the case was completed in New York federal court in August 2004 and decision was reserved. In December 2004, the case was transferred to Judge Wiese of the United States Court of Federal Claims. On August 19, 2005, Judge Wiese issued an opinion concluding that the United States government is liable for breach of contract to New Valley. A determination of damages was deferred until presentation of further evidence in a supplementary trial proceeding. Cross-motions for summary judgment have recently been filed by the parties.
In December 2001, New Valley’s subsidiary, Western Realty Development LLC, sold all the membership interests in Western Realty Investments LLC to Andante Limited. In August 2003, Andante submitted an indemnification claim to Western Realty Development alleging losses of $1,225 from breaches of various representations made in the purchase agreement. Under the terms of the purchase agreement, Western Realty Development has no obligation to indemnify Andante unless the aggregate amount of all claims for indemnification made by Andante exceeds $750, and Andante is required to bear the first $200 of any proven loss. New Valley would be responsible for 70% of any damages payable by Western Realty Development. New Valley contested the indemnification claim and has not received any response from Andante.
9. STOCK-BASED COMPENSATION
The Company grants equity compensation under two long-term incentive plans. As of June 30, 2006, there were approximately 4,750,000 shares available for issuance under the Company’s Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”) and approximately 800,000 shares available for issuance under the 1998 Long-Term Incentive Plan.
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
Stock Options. On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which requires the Company to value unvested stock options granted prior to the adoption of SFAS No. 123(R) under the fair value method of accounting and expense this amount in the statement of operations over the stock option’s remaining vesting period. Upon adoption, there was no cumulative adjustment for the impact of the change in accounting principles because the assumed forfeiture rate did not differ significantly from prior periods. The Company recognized compensation expense of $129 and $315 related to stock options in the three and six months ended June 30, 2006, respectively, as a result of adopting SFAS No. 123(R).
The terms of certain stock options awarded under the 1999 Plan in January 2001 and November 1999 provide for common stock dividend equivalents (at the same rate as paid on the common stock) with respect to the shares underlying the unexercised portion of the options. Prior to January 1, 2006, in accordance with APB Opinion No. 25, the Company accounted for the dividend equivalent rights on these options as additional compensation cost ($1,503 and $3,273 for the three and six months ended June 30, 2005). Effective January 1, 2006, in accordance with SFAS No. 123(R), the Company recognizes payments of the dividend equivalent rights on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet ($3,156 for the six months ended June 30, 2006).
The net impact of the adoption of SFAS No. 123(R) was a reduction in the operating, selling, administrative and general expenses of $1,449 and $2,841 and an increase in net income of $1,428 and $2,895 for the three and six months ended June 30, 2006, respectively. The net impact of the adoption of SFAS No. 123(R) was a decrease in diluted loss per common share from $0.10 to $0.07 for the three months ended June 30, 2006 and an increase in diluted EPS from $0.06 to $0.11 for the six months ended June 30, 2006.
Awards of options to employees under the Company’s stock compensation plans generally vest over periods ranging from four to five years and have a term of ten years from the date of grant. The expense related to stock option compensation included in the determination of net income for the three and six month period ended June 30, 2005 differs from that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. Had the Company elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, its pro forma net income and pro forma EPS for the three and six months ended June 30, 2005 would have been as follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	Revised	Revised
Net income	$10,277	$21,773

Add: employee stock compensation expense included in reported net income, net of related tax effects	1,716	3,666
Deduct: total employee stock compensation expense determined under the fair value method for all awards, net of related tax effects	(530)	(1,034)

Pro forma net income	$11,463	$24,405

Income per share:
Basic — as reported	$0.23	$0.50

Diluted — as reported	$0.22	$0.47

Basic — pro forma	$0.24	$0.51

Diluted — pro forma	$0.23	$0.49

The amounts previously reported for the 2005 period have been revised to reflect payments of dividend equivalent rights ($1,461 and $3,182, net of tax, for the three and six months ended June 30, 2005, respectively) on unexercised options as reductions in additional paid-in capital rather than compensation expense in accordance with SFAS No. 123. Additionally, upon reflecting the payment of dividend equivalent rights as a reduction of additional paid-in capital in determining its pro forma net income, the Company accounted for the effect of the underlying options as participating securities when calculating its basic pro forma EPS. As a result, pro forma net income was reduced by $942 and $2,008 for the three and six months ended June 30, 2005, respectively, when calculating basic pro forma EPS.
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
There were no option grants in the three and six months ended June 30, 2006 and 2005. If options had been granted, the assumptions used in computing fair value under the Black-Scholes option pricing model would have been based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company’s common stock over the expected term of the option.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
A summary of the Company’s stock option activity during the six months ended June 30, 2006 follows:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value(1)
Outstanding at December 31, 2005	8,567,174	$10.54	3.6	—

Granted	—	—	—	—

Exercised	(111,101)	9.72	—	—

Forfeited or expired	(10,164)	14.23	—	—

Outstanding at June 30, 2006	8,445,909	$10.55	3.1	$50,798

Options exercisable at June 30, 2006	8,339,639			$50,689

Options vested during period	34,307			$56

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($16.25 at June 30, 2006) exceeds the option exercise price.
The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $177 and $895, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2005 was $599 and $861, respectively.
As of June 30, 2006, there was $116 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of less than one year at June 30, 2006.
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
Restricted Stock Awards. In January 2005, New Valley awarded the President of New Valley, who also served in the same position with the Company, a restricted stock grant of 1,250,000 shares of New Valley’s common shares. Under the terms of the award, one-seventh of the shares vested on July 15, 2005, with an additional one-seventh vesting on each of the five succeeding one-year anniversaries of the first vesting date through July 15, 2010 and an additional one-seventh vesting on January 15, 2011. In September 2005, in connection with his election as Chief Executive Officer of the Company, he renounced and waived, as of that date, the unvested 1,071,429 common shares deliverable by New Valley to him in the future. The Company recorded an expense of $620 ($220 net of income taxes and minority interests) and $1,165 ($414 net of income taxes and minority interests) associated with the grant for the three and six months ended June 30, 2005.
In September 2005, the President of the Company was awarded a restricted stock grant of 500,000 shares of the Company’s common stock and, on November 16, 2005, he was awarded an additional restricted stock grant of 78,570 shares of the Company’s common stock, in each case, pursuant to the Company’s Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Amended Plan”). Pursuant to the restricted share agreements, one-fourth of the shares vest on September 15, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through September 15, 2009. In the event his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in his restricted share agreements) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. These restricted stock awards by the Company replaced the unvested portion of the New Valley restricted stock grant relinquished by the President of the Company. The number of restricted shares of the Company’s common stock awarded to him by the Company (578,570 shares) was the equivalent of the number of shares of the Company’s common stock that would have been issued to him had he retained his unvested New Valley restricted shares and those shares were exchanged for the Company’s common stock in the exchange offer and subsequent merger whereby the Company acquired the remaining minority interest in New Valley in December 2005. The Company recorded deferred compensation of $11,340 representing the fair market value of the total restricted shares on the dates of grant. The deferred compensation will be amortized over the vesting period as a charge to compensation expense. The Company recorded an expense of $743 and $1,524 associated with the grants for the three and six months ended June 30, 2006.
In November 2005, the President of Liggett and Liggett Vector Brands was awarded a restricted stock grant of 50,000 shares of the Company’s common stock pursuant to the 1999 Amended Plan. Pursuant to his restricted share agreement, one-fourth of the shares vest on November 1, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through November 1, 2009. In the event his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in his restricted share agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The Company recorded deferred compensation of $1,018 representing the fair market value of the restricted shares on the date of grant. The Company recorded an expense of $64 and $128 associated with the grant for the three and six months ended June 30, 2006.
The Company also recognized $53 and $106 of expense for the three and six months ended June 30, 2006 and June 30, 2005, respectively, in connection with restricted stock awards granted to its outside directors in June 2004.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
As of June 30, 2006, there was $10,191 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 2.06 years at June 30, 2006.
The Company’s accounting policy is to treat dividends paid on restricted stock as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.
10. INCOME TAXES
Vector’s income tax rate for the three and six months ended June 30, 2006 does not bear a customary relationship to statutory income tax rates as a result of the impact of the nondeductible expense associated with the conversion of our 6.25% convertible notes, nondeductible expenses and state income taxes. Vector’s income tax rate for the three and six months ended June 30, 2005 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes, the receipt of the LTS distribution, the utilization of deferred tax assets at New Valley and the intraperiod allocation at New Valley between income from continuing and discontinued operations.
The difference between the Company’s income tax rate of 168% for the three months ended June 30, 2006 and the tax rate of 47% for the three months ended June 30, 2005 relates primarily to the nondeductible charge of $14,860 on the loss on conversion of the Company’s 6.25% convertible notes due 2008. The difference between the Company’s income tax rate of 74% for the six months ended June 30, 2006 and the tax rate of 53% for the six months ended June 30, 2005 relates primarily to the nondeductible charge of $14,860 related to the conversion of the notes.
The Company’s provision for income taxes in interim periods is based on an estimated annual effective tax rate derived, in part, from estimated annual pre-tax results. The Company did not anticipate the nondeductible loss on the conversion of the notes and did not incorporate this loss into the computation of its estimated annual effective tax rate. Accordingly, the provision for income taxes for Vector for the three and six months ended June 30, 2006 is computed based on the actual effective tax rate applying the discrete method.
The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of June 30, 2006, the Company’s deferred income tax liabilities exceeded its deferred income tax assets by $67,619. The largest component of the Company’s deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010.
In connection with the transaction, the Company recognized in 1999 a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, the Company will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to the Company at that time. In connection with an examination of the Company’s 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in September 2003 a notice of proposed adjustment. The notice asserted that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010.
On July 20, 2006, the Company entered into a settlement with the Internal Revenue Service with respect to the Philip Morris brand transaction. As part of the settlement, the Company agreed that $87,000 of the gain on the transaction would be recognized by the Company as income for tax purposes in 1999 and that the balance of the remaining gain, net of previously capitalized expenses of $900, ($192,000) will be recognized by the Company as income in 2008 or 2009 upon exercise of the options. The Company anticipates paying during the third quarter of 2006 approximately $42,000, including interest, with respect to the gain recognized in 1999. As a result of the settlement, the Company will reduce during the third quarter of

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
2006 the excess portion of a previously established reserve in its consolidated financial statements. The Company currently estimates the amount of such reduction to be approximately $11,500.
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
Residential Brokerage Business. New Valley recorded income of $4,450 and $4,126 for the three months ended June 30, 2006 and 2005, respectively, and income of $7,040 and $5,460 for the six months ended June 30, 2006 and 2005, respectively, associated with Douglas Elliman Realty. The income includes 50% of Douglas Elliman’s net income as well as interest income and management fees earned by New Valley. Summarized financial information for Douglas Elliman Realty for the three and six months ended June 30, 2006 and 2005 and as of June 30, 2006 and December 31, 2005 is presented below.

	June 30, 2006	December 31, 2005
Cash	$23,025	$15,384
Other current assets	6,442	5,977
Property, plant and equipment, net	17,738	17,973
Trademarks	21,663	21,663
Goodwill	38,061	37,924
Other intangible assets, net	1,896	2,072
Other non-current assets	1,192	1,579
Notes payable — current	3,604	4,770
Other current liabilities	20,539	16,977
Notes payable — long term	49,744	54,422
Other long-term liabilities	2,985	4,941
Members’ equity	33,145	21,462

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$96,282	$90,167	$178,075	$161,569
Costs and expenses	84,935	79,437	160,432	145,762
Depreciation expense.	1,242	1,202	2,463	2,328
Amortization expense.	103	183	205	367
Interest expense, net	1,654	1,526	2,934	3,074
Income tax expense	217	193	337	374

Net income	$8,131	$7,626	$11,704	$9,664

Hawaiian Hotel. New Valley recorded income of $0 and a loss of $1,802 for the three months ended June 30, 2006 and 2005, respectively, and income of $1,154 and a loss of $3,442 for the six months ended June 30, 2006 and 2005, respectively, associated with Koa Investors. The income in the 2006 period related to the receipt of a tax credit of $1,154 from the State of Hawaii, which was received in the first quarter of 2006. Summarized financial information for the three and six months ended June 30, 2006 and 2005 and as of June 30, 2006 and December 31, 2005 for Koa Investors is presented below.

	June 30, 2006	December 31, 2005
Cash	$1,220	$1,375
Restricted assets	3,252	3,135
Other current assets	1,970	1,543
Property, plant and equipment, net	70,331	72,836
Deferred financing costs, net	1,632	2,018
Accounts payable and other current liabilities	9,425	8,539
Notes payable	83,175	82,000
Members’ deficit	(14,195)	(9,632)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$6,658	$5,223	$15,218	$10,753
Costs and operating expenses	6,234	5,461	13,584	11,215
Management fees	30	304	60	334
Depreciation and amortization expense	1,380	1,543	2,925	3,070
Interest expense, net	1,747	1,519	3,212	3,018

Net loss	$(2,733)	$(3,604)	$(4,563)	$(6,884)

In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82,000 at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57,000 construction loan and distributed a portion of the proceeds to its members, including $5,500 to New Valley. As a result of the refinancing, New Valley suspended its recognition of equity losses in Koa Investors to the extent such losses exceed its basis plus any commitment to make additional investments, which

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
totaled $600 at June 30, 2006. Accordingly, the Company’s consolidated statements of operations do not include any equity losses of Koa Investors for the three and six months ended June 30, 2006.
St. Regis Hotel, Washington, D.C. In June 2005, affiliates of New Valley and Brickman Associates formed 16th & K Holdings LLC (“Hotel LLC”), which acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C., for $47,000 in August 2005. In connection with the closing of the purchase of the hotel, a subsidiary of Hotel LLC entered into agreements to borrow up to $50,000 of senior and subordinated debt. The members of Hotel LLC currently plan to renovate the hotel commencing in 2006. In April 2006, Hotel LLC purchased for approximately $3,000 a building adjacent to the hotel to house various administrative and sales functions. New Valley, which holds a 50% interest in Hotel LLC, had invested $9,625 in the project at June 30, 2006 and had committed to make additional investments of up to $325 at June 30, 2006.
New Valley accounts for its interest in Hotel LLC under the equity method and recorded a loss of $290 and $299 for the three and six months ended June 30, 2006, respectively. Hotel LLC will capitalize all costs related to the renovation of the property during the renovation phase.
Holiday Isle. During the fourth quarter of 2005, New Valley advanced a total of $2,750 to Ceebraid Acquisition Corporation (“Ceebraid”), an entity which entered into an agreement to acquire the Holiday Isle Resort in Islamorada, Florida. In February 2006, Ceebraid filed for Chapter 11 bankruptcy after it was unable to consummate financing arrangements for the acquisition. Although Ceebraid continued to seek to obtain financing for the transaction and to close the acquisition pursuant to the purchase agreement, the Company determined that a reserve for uncollectibility should be established against these advances at December 31, 2005. In April 2006, an affiliate of Ceebraid completed the acquisition of the property for $98,000, and New Valley increased its investment in the project to a total of $5,800 and indirectly holds an approximate 22.22% equity interest. New Valley had committed to make additional investments of up to $200 in Holiday Isle at June 30, 2006. The investors intend to build a condominium hotel resort and marina, with approximately 150 hotel units. In connection with the closing of the purchase, an affiliate of Ceebraid borrowed $98,000 of mezzanine and senior debt to finance a portion of the purchase price and anticipated development costs. In April 2006, Vector agreed, under certain circumstances, to guarantee up to $2,000 of the debt. The Company believes the fair value of its guarantee was negligible at June 30, 2006. New Valley accounts for its interest in Holiday Isle under the equity method and recorded a loss of $290 for the three and six months ended June 30, 2006. Holiday Isle will capitalize all costs related to the renovation of the property during the renovation phase.
Long-Term Investments. New Valley owns long-term investments, which have a $7,869 carrying value at June 30, 2006. The principal business of the limited partnerships is investing in investment securities and real estate. New Valley believes the fair value of the limited partnerships exceeds their carrying amount by approximately $9,195. The estimated fair market value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. New Valley’s estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company is required to make additional investments in one of its limited partnerships of up to an aggregate of $423 at June 30, 2006. In addition, the investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.
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
Following the distribution, New Valley continued to hold the 11,111,111 shares of LTS common stock (approximately 7.4% of the outstanding shares), $5,000 of LTS’s notes due December 31, 2006 and a warrant expiring August 31, 2006 to purchase 100,000 shares of its common stock at $1.00 per share. The shares of LTS common stock held by New Valley have been accounted for as investment securities available for sale and are carried at $11,111 on the Company’s consolidated balance sheet at June 30, 2006.
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
Generally accepted accounting principles require that negative goodwill be reported as an extraordinary item on the Company’s statement of operations.
Prior to December 9, 2005, New Valley’s operating results were included in the accompanying consolidated financial statements of the Company and had been reduced by the minority interests in New Valley. The unaudited pro forma results of operations for the three and six months ended June 30, 2005 of the Company and New Valley, prepared based on the purchase price allocation for New Valley described above and as if the New Valley acquisition had occurred at January 1, 2005, would have been as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Pro forma total net revenues	$113,113	$217,286

Pro forma net income from continuing operations	$10,401	$19,502

Pro forma net income	$10,401	$28,023

Pro forma basic weighted average shares outstanding	49,031,243	48,979,758

Pro forma income from continuing operations per basic common share	$0.21	$0.40

Pro forma net income per basic common share	$0.21	$0.57

Pro forma diluted weighted average shares outstanding	51,053,383	50,936,052

Pro forma income from continuing operations per diluted common share	$0.20	$0.38

Pro forma net income per diluted common share	$0.20	$0.55
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
Summarized operating results of the discontinued real estate leasing operations for the three and six months ended June 30, 2005 are as follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited

Three and
Six Months Ended
June 30, 2005
Revenues	$924

Expenses	515

Income from discontinued operations before income taxes and minority interests	409

Income tax expense from discontinued operations	223

Minority interests	104

Income from discontinued operations	$82

Gain on Disposal of Discontinued Operations. New Valley recorded a gain on disposal of discontinued operations of $2,952 (net of minority interests and taxes) for the three and six months ended June 30, 2005 in connection with the sale of the office buildings.
14. SEGMENT INFORMATION
The Company’s significant business segments for the three and six months ended June 30, 2006 and 2005 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s continuing operations before taxes and minority interests for the three and six months ended June 30, 2006 and 2005 follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited

		Vector	Real	Corporate
	Liggett	Tobacco	Estate	and Other	Total
Three Months Ended June 30, 2006:

Revenues	$111,628	$1,727	$—	$—	$113,355
Operating income (loss)	30,850	(2,742)	—	(5,648)	22,460
Depreciation and amortization	1,848	85	—	585	2,518

Three Months Ended June 30, 2005:

Revenues	$110,229	$2,884	$—	$—	$113,113
Operating income (loss)	34,345	(2,749)	—	(7,234)	24,362
Depreciation and amortization	2,160	168	—	550	2,878

Six Months Ended June 30, 2006:

Revenues	$227,367	$3,692	$—	$—	$231,059
Operating income (loss)	61,271	(6,290)	—	(12,294)	42,687
Identifiable assets	271,761	6,588	29,226	276,112	583,687
Depreciation and amortization	3,662	142	—	1,187	4,991
Capital expenditures	2,618	47	—	10	2,675

Six Months Ended June 30, 2005:

Revenues	$211,864	$5,422	$—	$—	$217,286
Operating income (loss)	66,215	(7,180)	—	(16,025)	43,010
Identifiable assets	267,492	8,350	29,515	222,117	527,474
Depreciation and amortization	3,977	396	—	1,113	5,486
Capital expenditures	4,083	12	—	410	4,505

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Overview
     We are a holding company for a number of businesses. We are engaged principally in:
•	the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group LLC,

•	the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the development of reduced risk cigarette products through our subsidiary Vector Tobacco Inc., and

•	the real estate business through our subsidiary, New Valley LLC, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.
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
     Effective year-end 2003, we closed Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess cigarette production capacity and improve operating efficiencies company-wide. Production of QUEST and Vector Tobacco’s other cigarette brands was transferred to Liggett’s manufacturing facility in Mebane, North Carolina. In July 2004, we completed the sale of the Timberlake facility and equipment.
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
     All of Liggett’s unit sales volume in 2005 and the first half of 2006 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
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
     In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett’s family of brands, comprising 40.0% of Liggett’s unit volume in the first six months of 2006 and 48.9% of Liggett’s volume in 2005. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX is marketed as the “lowest price fighter” to specifically compete with brands which are priced at the lowest level of the deep discount segment.
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
     QUEST was initially available in New York, New Jersey, Pennsylvania, Ohio, Indiana, Illinois and Michigan. At the launch of Quest, these seven states accounted for approximately 30% of all cigarette sales in the United States. A multi-million dollar advertising and marketing campaign, with advertisements running in magazines and regional newspapers, supported the product launch. The brand continues to be supported by point-of-purchase awareness campaigns.

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
     In October 2003, we announced that Jed E. Rose, Ph.D., Director of Duke University Medical Center’s Nicotine Research Program and co-inventor of the nicotine patch, had conducted a study at Duke University Medical Center to provide preliminary evaluation of the use of the QUEST technology as a smoking cessation aid. In the preliminary study on QUEST, 33% of QUEST 3 smokers were able to achieve four-week continuous abstinence. In March 2006, Vector Tobacco concluded a randomized, multi center phase II clinical trial to further evaluate QUEST technology as an effective alternative to conventional smoking cessation aids. The study was designed with input from the Food and Drug Administration (“FDA”). In July 2006, we participated in an end-of-phase II meeting with the FDA where we received significant guidance and feedback from the agency with regard to development of the QUEST technology. The FDA provided guidance associated with future testing and data development, including the necessary duration of phase III clinical trials for the QUEST technology. Based in part on the feedback received from the FDA, the company is currently refining and evaluating commercial strategies and clinical development strategies for the QUEST smoking cessation project. Management believes that obtaining the FDA’s approval to market QUEST as a smoking cessation product will be a critical factor in the commercial success of the QUEST brand. No assurance can be given that such approval can be obtained or as to the timing of any such approval if received.
Recent Developments
     Issuance of New Convertible Debentures. In July 2006, we sold $110,000 principal amount of our 3.875% variable interest senior convertible debentures due June 15, 2026 in a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act. We intend to use the net proceeds of the offering to redeem our remaining 6.25% convertible subordinated notes due July 15, 2008 and for general corporate purposes.
     Redemption of 6.25% Convertible Notes. On July 14, 2006, we sent a notice of redemption to the holders of the outstanding $62,492 principal amount of our 6.25% convertible subordinated notes. The redemption date is August 14, 2006, and the redemption price is 101.042% of the principal amount plus accrued interest. The notes are convertible prior to the close of business on August 11, 2006 at a conversion price of $20.92 per share. We anticipate recording a loss of approximately $1,300 in the third quarter of 2006 on the retirement of the notes.
     Conversion of 6.25% Convertible Notes. In June 2006, an investment entity affiliated with Dr. Phillip Frost and an investment entity affiliated with Carl C. Icahn converted a total of $70,000 principal amount of our 6.25% convertible subordinated notes due 2008 into 3,283,303 shares of our common stock in accordance with the terms of the notes. In connection with the conversion of the notes, we issued an additional 916,697 shares of our common stock to these holders and paid these holders $1,766 of accrued interest. The additional shares and accrued interest were issued and paid as an inducement to these holders to convert the notes. We recognized a non-cash expense of $14,860 in connection with these transactions in the second quarter of 2006.
     Tax Settlement. In connection with the 1998 and 1999 transaction with Philip Morris Incorporated, in which a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. It has been our position that, upon exercise of the options during either of the 90-day periods commencing in December 2008 or in March 2010, we would be required to pay tax in the amount of the deferred tax liability, which would be offset by the benefit of any net operating losses available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserted that, for tax reporting purposes, the entire gain should have been recognized in 1998 and 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during either of the 90-day periods commencing in December 2008 or in March 2010.
     On July 20, 2006, we entered into a settlement with the Internal Revenue Service with respect to the Philip Morris brand transaction. As part of the settlement, we agreed that $87,000 of our gain on the transaction would be recognized by us as income for tax purposes in 1999 and that the balance of the remaining gain, net of previously capitalized expenses of $900, ($192,000) will be recognized by us as income in 2008 or 2009 upon exercise of the options. We anticipate paying during the third quarter of 2006 approximately $42,000, including interest, with respect to the gain recognized in 1999. As a result of the settlement, we will reduce during the third quarter of 2006 the excess portion of a previously established reserve in our consolidated financial statements. We currently estimate the amount of such reduction to be approximately $11,500.
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
     Tobacco Quota Elimination. In October 2004, federal legislation was enacted which eliminated the federal tobacco quota and price support program through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10,140,000 over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Management currently estimates that Liggett’s and Vector Tobacco’s assessment will be approximately $22,000 for the second year of the program which began January 1, 2006. The cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.
     Tobacco Settlement Agreements. In October 2004, Liggett was notified that all participating manufacturers’ payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, were recalculated utilizing “net” unit amounts, rather than “gross” unit amounts (which have been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the Master Settlement Agreement of approximately $12,300 for the periods 2001 through 2005, and require Liggett to pay an additional amount of approximately $2,800 in 2006 and in future periods by lowering Liggett’s market share exemption under the Master Settlement Agreement. Liggett has objected to this retroactive change and has disputed the change in methodology. No amounts have been accrued in the accompanying consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.
     On March 30, 2005, the Independent Auditor under the Master Settlement Agreement calculated $28,668 in Master Settlement Agreement payments for Liggett’s 2004 sales. On April 15, 2005, Liggett paid $11,678 of this amount and, in accordance with its rights under the Master Settlement Agreement, disputed the balance of $16,990. Of the disputed amount, Liggett paid $9,304 into the disputed payments account under the Master Settlement Agreement and withheld from payment $7,686. The $9,304, which has since been released to the Settling States although Liggett continues to dispute that this money is owed, represents the amount claimed by Liggett as an adjustment to its 2003 payment obligation under the Master Settlement Agreement for market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At June 30, 2006, included in “Other current assets” on our consolidated balance sheet was a receivable of $6,513 relating to such amount. The $7,686 withheld from payment represents $5,318 claimed as an adjustment to Liggett’s 2004 Master Settlement Agreement obligation for the NPM Adjustment and $2,368 relating to the retroactive change, discussed above, to the method for computing payment obligations under the Master Settlement Agreement which Liggett contends, among other things, is not in accordance with the Master Settlement Agreement. Liggett withheld approximately $1,600 from its payment due under the Master Settlement Agreement on April 15, 2006 which Liggett claims as the NPM Adjustment to its 2005 payment obligation and $2,612 relating to the “gross” versus “net” dispute.
     The following amounts have not been accrued in the accompanying consolidated financial statements as they relate to Liggett’s and Vector Tobacco’s claim for an NPM Adjustment: $6,513 for 2003, $3,789 for 2004 and approximately $800 for 2005.
     In March 2006, an independent economic consulting firm selected pursuant to the Master Settlement Agreement rendered its final and non-appealable decision that the Master Settlement Agreement was a “significant factor contributing to” the loss of market share of participating manufacturers for 2003. As a result, the manufacturers are entitled to a potential NPM Adjustment to their 2003 Master Settlement Agreement payments. A settling state that has diligently enforced its qualifying escrow statute in 2003 may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that state.
     Since April 2006, notwithstanding provisions in the Master Settlement Agreement requiring arbitration, 36 settling states have filed declaratory judgment actions, complaints or motions seeking a determination that they “diligently enforced” their respective escrow statutes enacted in connection with the Master Settlement Agreement and, therefore, are immune from any downward adjustment to their 2003 annual payments. The participating manufacturers have filed motions to compel arbitration of the dispute. These actions are limited to the potential NPM Adjustment for 2003, which the Independent Auditor under the Master Settlement Agreement previously determined to be as much as $1,200,000. To date, 10 courts have issued decisions: nine state courts (Colorado, Hawaii, Idaho, Kentucky, Massachusetts, New Hampshire, Vermont, New York and Connecticut) have ruled that the 2003 NPM Adjustment dispute is arbitrable and one state court (North Dakota) ruled that the dispute is not arbitrable. The participating manufacturers have appealed the North Dakota decision.
     In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. In December 2004, Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In March 2005, Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. In November 2005, Florida made a revised offer that Liggett pay Florida $4,250 to resolve all matters through December 31, 2005, and pay Florida $0.17 per pack on all Liggett cigarettes sold in Florida beginning January 1, 2006. After further discussions, Florida’s most recent offer is that Liggett pay a total of $3,500 in four annual payments, $1,000 for the first three years and $500 in the fourth year, and defer further discussion of any alleged future obligations until the end of Florida’s 2006 legislative session. Liggett has not yet responded to this most recent offer from Florida and there can be no assurance that a settlement will be reached. In November 2004, Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In April 2005, Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. No specific monetary demand has been made by Texas. Liggett has met with representatives of Mississippi and Texas to discuss the issues relating to the alleged defaults, although no resolution has been reached.
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
Recent Developments in Legislation, Regulation and Litigation
     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of June 30, 2006, there were approximately 162 individual suits, 11 purported class actions and eight governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. A civil lawsuit was filed by the United States federal government seeking disgorgement of approximately $289,000,000 from various cigarette manufacturers, including Liggett. A federal appellate court ruled in February 2005 that disgorgement is not an available remedy in the case. Trial of the case concluded in June 2005. On June 27, 2005, the government sought to restructure its potential remedies and filed a proposed Final Judgment and Order. That relief can be grouped into four categories: (1) $14,000,000 for a cessation and counter marketing program (the government’s proposed remedy would require that additional monies be paid to these programs if targeted reductions in the smoking rate of those under 21 are not achieved according to the prescribed timetable); (2) so-called “corrective statements”; (3) disclosures; and (4) enjoined activities. Post-trial briefing was completed in October 2005. In one of the other cases pending against Liggett, in 2000, an action against cigarette manufacturers involving approximately 975 named individual plaintiffs was consolidated for trial on some common related issues before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. Two purported class actions have been certified in state court in Kansas and New Mexico against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

     There are currently four individual smoking-related actions pending where Liggett is the only tobacco company defendant. In April 2004, in one of these cases, a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. In March 2005, in another case in Florida state court where Liggett is the only defendant, the court granted Liggett’s motion for summary judgment. In June 2006, a Florida intermediate appellate court reversed the trial court’s decision and remanded the case for further proceedings. In March 2006, in another of these cases, a Florida state court jury returned a verdict in favor of Liggett. The plaintiff’s appeal has been withdrawn.
     In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision. Although the Florida Supreme Court affirmed the decision to decertify the class and the order vacating the punitive damages award, the court upheld certain of the trial court’s Phase I determinations (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) the defendants agreed to misrepresent information relating to the health effects of cigarettes with the intention that the public would rely on this information to its detriment; (vi) all defendants sold or supplied cigarettes that were defective; and (vii) all defendants were negligent) and allowed plaintiffs to proceed to trial on individual liability issues and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year from the court’s mandate. The defendant tobacco companies have moved for reconsideration and/or clarification of the decision. If the Florida Supreme Court’s decision is allowed to stand, it could result in the filing of a large number of individual personal injury cases in Florida which could have a material adverse effect on us. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the Engle class, which provided assurance to Liggett that the stay of execution, in effect under the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett’s existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. Since the Florida Supreme Court’s July 2006 decision decertifying the Engle class, entitlement to the escrowed monies is uncertain. In June 2002, the jury in Lukacs v. Philip Morris, et. al., an individual case brought under the third phase of the Engle case, awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. Entry of the final judgment in Lukacs, along with the plaintiff’s motion to tax costs and attorneys’ fees, was stayed pending appellate review of the Engle final judgment. On August 2, 2006, plaintiff filed a motion for entry of partial judgment on the compensatory damages and requested a trial date on punitive damages. The defendants intend to oppose the relief sought, but there can be no assurance that the trial court will not grant the requested relief. Liggett may be required to bond the amount of the judgment against it to perfect its appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
     Federal or state regulators may object to Vector Tobacco’s low nicotine and nicotine-free cigarette products and reduced risk cigarette products it may develop as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising. Various concerns regarding Vector Tobacco’s advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has previously engaged in discussions in an effort to resolve these concerns and Vector Tobacco has, in the interim, suspended all print advertising for its QUEST brand. If Vector Tobacco is unable to advertise its QUEST brand, it could have a material adverse effect on sales of QUEST. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco’s products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings.
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
     Revenue Recognition. Revenues from sales of cigarettes are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. In accordance with the Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Sales Taxes Should Be Presented in the Income Statement (Gross Versus Net)”, our accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues totaled $39,686 and $79,803 for the three and six months ended June 30, 2006 and $37,011 and $70,443 for the three and six months ended June 30, 2005, respectively. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
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
     Settlement Agreements. As discussed in Note 8 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the Master Settlement Agreement recorded in the accompanying consolidated statements of operations were $4,119 and $11,707 for the three and six months ended June 30, 2006, respectively, and $5,568 and $7,015 for the six months ended June 30, 2005, respectively. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
     Derivatives; Beneficial Conversion Feature. We measure all derivatives, including certain derivatives embedded in other contracts, at fair value and recognize them in the consolidated balance sheet as an asset or a liability, depending on our rights and obligations under the applicable derivative contract. In November 2004, we issued in a private placement 5% variable interest senior convertible notes due 2011 where a portion of the total interest payable on the notes is computed by reference to the cash dividends paid on our common stock. In December 2004 and during the first half of 2005, we issued additional notes on the same terms. This portion of the interest payment is considered an embedded derivative. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, we have bifurcated this embedded derivative and, based on a valuation by a third party, estimated the fair value of the embedded derivative liability. At issuance of the November 2004 notes, the estimated initial fair value of the embedded derivative liability was $24,738, which was recorded as a discount to the notes and classified as a derivative liability on the consolidated balance sheet. The additional issuance of $46,864 of Notes in 2004 and 2005 resulted in an additional derivative liability of $17,760. The Company recognized non-cash interest expense of $1,289 and $1,528 in the second quarter of 2006 and 2005, respectively, and $2,715 and $2,594 in the first half of 2006 and 2005, respectively, due to the amortization of the debt discount attributable to the embedded derivatives.
     At June 30, 2006, the derivative liability was estimated at $37,132. Changes to the fair value of this embedded derivative are reflected quarterly as an adjustment to interest expense. We recognized gains of $1,015 and $299 in the second quarter of 2006 and 2005, respectively, and $2,239 and $1,127 for the first half of 2006 and 2005, respectively, due to changes in the fair value of the embedded derivative, which were reported as adjustments to interest expense.
     After giving effect to the recording of the embedded derivative liability as a discount to the notes, our common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the intrinsic value of the beneficial conversion feature ($22,075 at date of issuance) be recorded to additional paid-in capital and as a discount on the notes. The discount is then amortized to interest expense over the term of the notes using the effective interest rate method. We recognized non-cash interest expense of $835 and $834 in the second quarter of 2006 and 2005, respectively, and $1,581 and $1,358 in the first half of 2006 and 2005, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.
     Effective January 1, 2006, we adopted EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature.” In Issue No. 05-8, the EITF concluded that the issuance of convertible debt with a beneficial conversion feature creates a temporary difference on which deferred taxes should be provided. The consensus is required to be applied in fiscal periods beginning after December 15, 2005, by retroactive restatement of prior financial statements retroactive to the issuance of the convertible debt. The adoption of EITF Issue No. 05-8 reduced income tax expense by $340 and $643 for the three and six months ended June 30,

2006, respectively. The retrospective application of EITF Issue No. 05-8 reduced income tax expense by $296 and $482 for the three and six months ended June 30, 2005, respectively, and increased long-term deferred tax liabilities and decreased stockholders’ equity by $7,759 as of January 1, 2006. See Note 1 to our consolidated financial statements for a reconciliation of stockholders’ equity accounts.
     In July 2006, we issued $110,000 of our 3.875% variable interest senior convertible debentures due 2026. A portion of the total interest payable on the debentures is computed by reference to the cash dividends paid on our common stock. We anticipate that there will be an embedded derivative liability and may be a beneficial conversion feature associated with the debentures. We are in process of determining the value of the embedded derivative liability and beneficial conversion feature, if any, at the date of issuance.
     Inventories. Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first-out (FIFO) method at Vector Tobacco. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. At June 30, 2006, approximately $1,041 of our leaf inventory was associated with Vector Tobacco’s QUEST product. During the second quarter of 2004, we recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. If actual demand for the product or market conditions are less favorable than those estimated, additional inventory write-downs may be required.
     Stock-Based Compensation. In January 2006, we adopted SFAS No. 123(R), “Share-Based Payment", under which share-based transactions are accounted for using a fair value-based method to recognize non-cash compensation expense. Prior to adoption, our stock-based compensation plans were accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” with the intrinsic value-based method permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. We adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to, but not yet vested as of January 1, 2006 in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight line basis over the requisite service period of the award. Upon adoption, there was no cumulative adjustment for the impact of the change in accounting principles because the assumed forfeiture rate did not differ significantly from prior periods. We recognized compensation expense of $129 and $315 related to stock options for the three and six months ended June 30, 2006, respectively, as a result of adopting SFAS No. 123(R). In addition, effective January 1, 2006, as a result of the adoption of SFAS No. 123(R), payments of dividend equivalent rights on the unexercised portion of stock options are accounted for as reductions in additional paid-in capital on our consolidated balance sheet ($1,578 and $3,156 for the three and six months ended June 30, 2006). Prior to January 1, 2006, in accordance with APB Opinion No. 25, we accounted for these dividend equivalent rights as additional compensation expense ($1,503 and $3,273 for the three and six months ended June 30, 2005, respectively). As of June 30, 2006, there was $65 of total unrecognized cost related to employee stock options. See Note 9 to our consolidated financial statements for a discussion of the adoption of this standard.
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
     For purposes of this discussion and other consolidated financial reporting, our significant business segments for the six months ended June 30, 2006 and 2005 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of The Medallion Company, Inc. acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

	Three Months Ended		Six Months Ended
	June 30,	June 30	June 30,	June 30,
	2006	2005	2006	2005
Revenues:
Liggett	$111,628	$110,229	$227,367	$211,864
Vector Tobacco	1,727	2,884	3,692	5,422

Total revenues	$113,355	$113,113	$231,059	$217,286

Operating income (loss):
Liggett	$30,850	$34,345	$61,271	$66,215
Vector Tobacco	(2,742)	(2,749)	(6,290)	(7,180)

Total tobacco	28,108	31,596	54,981	59,035

Corporate and other	(5,648)	(7,234)	(12,294)	(16,025)

Total operating income	$22,460	$24,362	$42,687	$43,010

Three Months Ended June 30, 2006 Compared to Three Months ended June 30, 2005
     Revenues. Total revenues were $113,355 for the three months ended June 30, 2006 compared to $113,113 for the three months ended June 30, 2005. This $242 (0.2%) increase in revenues was due to a $1,399 (1.3%) increase in revenues at Liggett and a $1,157 (40.1%) decrease in revenues at Vector Tobacco.
     Tobacco Revenues. All of Liggett’s sales for the first half of 2006 and 2005 were in the discount category. For the three months ended June 30, 2006, net sales at Liggett totaled $111,628, compared to $110,229 for the three months ended June 30, 2005. Revenues increased by 1.3% ($1,399) due to an 8.0% increase in unit sales volume (approximately 148.3 million units) accounting for $8,784 in favorable volume variance partially offset by $3,666 in unfavorable sales mix and unfavorable pricing and increased promotional spending of $3,718. Net revenues of the LIGGETT SELECT brand decreased $16,100 for the second quarter of 2006 compared to 2005, and its unit volume decreased 25% in 2006 period compared to 2005. Net revenues of the GRAND PRIX brand increased $16,058 for the second quarter of 2006 compared to the prior year period when there were no material sales.
     Revenues at Vector Tobacco for the three months ended June 30, 2006 were $1,727 compared to $2,884 in the 2005 period due to decreased sales volume. Vector Tobacco’s revenues in both periods related primarily to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $44,051 for the three months ended June 30, 2006 compared to $47,212 for the three months ended June 30, 2005. This represented a decrease of $3,161 (6.7%) when compared to the same period last year, due primarily to increased promotional spending offset by lower Master Settlement Agreement expense. Liggett’s brands contributed 99.3% to our gross profit and Vector Tobacco contributed 0.7% for the three months ended June 30, 2006. Over the same period in 2005, Liggett’s brands contributed 97.7% to tobacco gross profit and Vector Tobacco contributed 2.3%.
     Liggett’s gross profit of $43,732 for the three months ended June 30, 2006 decreased $2,395 from gross profit of $46,127 for the three months ended June 30, 2005. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 60.5% for the three months ended June 30, 2006 compared to gross profit of 62.5% for the three months ended June 30, 2005. This decrease in Liggett’s gross profit in 2006 period was attributable to increased promotional spending offset by lower Master Settlement Agreement expense.
     Vector Tobacco’s gross profit was $319 for the three months ended June 30, 2006 compared to gross profit of $1,085 for the same period in 2005. The decrease was due primarily to the reduced sales volume.
     Expenses. Operating, selling, general and administrative expenses were $21,591 for the three months ended June 30, 2006 compared to $22,850 for the same period last year, a decrease of $1,259 (5.5%). Expenses at Liggett were $12,882 for the three months ended June 30, 2006 compared to $11,649 for the same period in the prior year, an increase of $1,233 or 10.6%. The increase in expense for the three months ended June 30, 2006 was due primarily to an increase in the sales force. Liggett’s product liability legal expenses and other litigation costs of $1,090 for the three months ended June 30, 2006 compared to $1,221 for the same period in the prior year. Expenses at Vector Tobacco for the three months ended June 30, 2006 were $3,061 compared to expenses of $3,834 for the three months ended June 30, 2005 primarily due to reduced employee expense. Expenses at corporate for the quarter ended June 30, 2006 were reduced as a result of the adoption of SFAS No. 123(R). Payments of dividend equivalent rights on unexercised stock options previously charged to compensation cost ($1,503 for the three months ended June 30, 2005) are now recognized as reductions to additional paid-in capital on our consolidated balance sheet ($1,578 for the three months ended June 30, 2006).
     For the three months ended June 30, 2006, Liggett’s operating income decreased $3,495 to $30,850 compared to $34,345 for the same period in 2005 primarily due to higher promotional spending and increased operating, selling, general and administration expenses partially offset by higher revenues and lower Master Settlement Agreement expense. For the three months ended June 30, 2006, Vector Tobacco’s operating loss was $2,742 compared to a loss of $2,749 for the three months ended June 30, 2005 due to reduced employee expense offset by lower sales volume.

     Other Income (Expenses). For the three months ended June 30, 2006, other income (expenses) was an expense of $17,457 compared to an expense of $5,696 for the three months ended June 30, 2005. The results for the three months ended June 30, 2006 included expenses of $14,860 associated with the issuance in June 2006 of 916,697 additional shares of our common stock in connection with the conversion of $70,000 of our 6.25% convertible notes, interest expense of $8,802 and a loss on investments of $17, offset primarily by equity income from non-consolidated real estate businesses of $3,870 and interest and dividend income of $2,321. The equity income of $3,870 for the 2006 period resulted primarily from income of $4,450 related to New Valley’s investment in Douglas Elliman Realty, LLC offset by a loss in Hotel LLC of $290 and Holiday Isle of $290. For the three months ended June 30, 2005, equity income from non-consolidated real estate businesses of $2,324 and interest and dividend income of $1,170 were offset by interest expense of $9,242 and loss on investments of $5.
     Income from Continuing Operations. The income from continuing operations before income taxes was $5,003 and $18,666 for the three months ended June 30, 2006 and 2005, respectively. The income tax provision was $8,352 in 2006. This compared to a tax provision of $8,781 and minority interests of $392 in 2005. Our income tax rate for the three months ended June 30, 2006 does not bear a customary relationship to statutory income tax rates as a result of the impact of the nondeductible expense associated with the conversion of our 6.25% convertible notes, nondeductible expenses and state income taxes. Our tax rate for the three months ended June 30, 2005 does not bear a customary relationship to statutory income tax rates as a result of the intraperiod allocation at New Valley between income from continuing and discontinued operations and the utilization of deferred tax assets at New Valley, nondeductible expenses and state income taxes.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Revenues. Total revenues were $231,059 for the six months ended June 30, 2006 compared to $217,286 for the six months ended June 30, 2005. This $13,773 (6.3%) increase in revenues was due to a $15,503 (7.3%) increase in revenues at Liggett and a decrease of $1,730 (31.9%) in revenues at Vector Tobacco.
     Tobacco Revenues. All of Liggett’s sales for the first half of 2006 and 2005 were in the discount category. For the six months ended June 30, 2006, net sales at Liggett totaled $227,367 compared to $211,864 for the first half of 2005. Revenues increased by 7.3% ($15,503) due to a 14.2% increase in unit sales volume (approximately 503.2 million units) accounting for $30,181 in favorable volume variance partially offset by $4,917 in unfavorable sales mix and unfavorable pricing and increased promotional spending of $9,761. Net revenues of the LIGGETT SELECT brand decreased $9,749 for the six months ended June 30, 2006 compared to the same period in 2005, and its unit volume decreased 6.6% in the 2006 period compared to 2005. Net revenues of the GRAND PRIX brand increased $28,058 for the first half of 2006 compared to the prior year period.
     Revenues at Vector Tobacco were $3,692 for the six months ended June 30, 2006 compared to $5,422 for the six months ended June 30, 2005 due to decreased sales volume. Vector Tobacco’s revenues in both periods related primarily to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $88,414 for the six months ended June 30, 2006 compared to $92,386 for the six months ended June 30, 2005. This represented a decrease of $3,972 (4.3%) when compared to the same period last year, due primarily to the reduced sales volume. Liggett’s brands contributed 99.1% to our gross profit and Vector Tobacco contributed 0.9% for the six months ended June 30, 2006. Over the same period in 2005, Liggett’s brands contributed 97.9% to tobacco gross profit and Vector Tobacco contributed 2.1%.
     Liggett’s gross profit of $87,652 for the six months ended June 30, 2006 decreased $2,833 from gross profit of $90,485 for the six months ended June 30, 2005. As a percent of revenues

(excluding federal excise taxes), gross profit at Liggett decreased to 59.1% for the six months ended June 30, 2006 compared to 63.5% for the same period in 2005. This decrease in Liggett’s gross profit in the 2006 period was attributable to increased promotional spending and higher Master Settlement Agreement costs.
     Vector Tobacco’s gross profit was $762 for the six months ended June 30, 2006 compared to gross profit of $1,901 for the same period in 2005. The decrease was due primarily to the reduced sales volume.
     Expenses. Operating, selling, general and administrative expenses were $45,727 for the six months ended June 30, 2006 compared to $49,376 for the same period last year, a decrease of $3,649, or 7.4%. Expenses at Liggett were $26,382 for the six months ended June 30, 2006 compared to $24,271 for the same period last year, an increase of $2,111 or 8.7%. The increase in expense for the six months ended June 30, 2006 was due primarily to an increase in the sales force. Liggett’s product liability legal expenses and other litigation costs of $2,463 for the six months ended June 30, 2006 compared to $2,451 for the same period in the prior year. Expenses at Vector Tobacco for the six months ended June 30, 2006 were $7,051 compared to expenses of $9,081 for the six months ended June 30, 2005 primarily due to reduced employee expense. Expenses at corporate for the six months ended June 30, 2006 were reduced as a result of the adoption of SFAS No. 123(R). Payments of dividend equivalent rights on unexercised stock options previously charged to compensation cost ($3,273 for the six months ended June 30, 2005) are now recognized as reductions to additional paid-in capital on our consolidated balance sheet ($3,156 for the six months ended June 30, 2006).
     For the six months ended June 30, 2006, Liggett’s operating income decreased to $61,271 compared to $66,215 for the prior year period primarily due to higher promotional spending and Master Settlement Agreement costs partially offset by higher revenues. For the six months ended June 30, 2006, Vector Tobacco’s operating loss was $6,290 compared to a loss of $7,180 for the six months ended June 30, 2005 due to reduced employee expense offset by lower sales volume.
     Other Income (Expenses). For the six months ended June 30, 2006, other income (expenses) was an expense of $20,191 compared to an expense of $1,348 for the six months ended June 30, 2005. The results for the six months ended June 30, 2006 included expenses of $14,860 associated with the issuance in June 2006 of 916,697 additional shares of our common stock in connection with the conversion of our 6.25% convertible notes, interest expense of $17,068 and a loss on investments of $47, offset primarily by equity income from non-consolidated real estate businesses of $7,605, and interest and dividend income of $4,102. The equity income of $7,605 for the 2006 period resulted primarily from income of $7,040 related to New Valley’s investment in Douglas Elliman Realty, LLC and income of $1,154 related to its investment in Koa Investors, which owns the Sheraton Keauhou Bay Resort and Spa in Kailua-Kona, Hawaii, which were offset by losses of $299 from Hotel LLC and $290 from Holiday Isle. For the six months ended June 30, 2005, a gain on the LTS conversion of $9,461, a gain on investments of $1,425, and interest and dividend income of $1,880 were offset by interest expense of $15,889, equity income from non-consolidated real estate businesses of $2,018 and an equity loss in LTS of $299. The equity income of $2,018 for the 2005 period resulted primarily from income of $5,460 related to New Valley’s investment in Douglas Elliman Realty, LLC offset by a loss of $3,442 related to its investment in Koa Investors.
     Income from Continuing Operations. The income from continuing operations before income taxes and minority interests was $22,496 and $41,662 for the six months ended June 30, 2006 and 2005, respectively. The income tax provision was $16,552 for the six months ended June 30, 2006. This compared to a tax provision of $21,299 and minority interests in income of subsidiaries of $1,624 for the six months ended June 30, 2005. Our income tax rate for the six months ended June 30, 2006 does not bear a customary relationship to statutory income tax rates as a result of as a result of the impact of the nondeductible expense associated with the conversion of our 6.25% convertible debt, the impact of nondeductible expenses and state income taxes. Our tax rate for the six months ended June 30, 2005 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes, the receipt of the LTS distribution, the utilization of deferred tax assets at New Valley and the intraperiod allocation at New Valley between income from continuing and discontinued operations.
Discontinued Operations
     Real Estate Leasing. In February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, our consolidated financial statements reflect New Valley’s real estate leasing operations as discontinued operations for the three and six months ended June 30, 2005. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations”.
     Summarized operating results of the discontinued real estate leasing operations for the three and six months ended June 30, 2005 are as follows.

Three and Six
Months Ended
June 30, 2005
Revenues	$924

Expenses	515

Income from discontinued operations before income taxes and minority interests	409

Income tax expense from discontinued operations	223

Minority interests	104

Income from discontinued operations	$82

     Gain on Disposal of Discontinued Operations. New Valley recorded a gain on disposal of discontinued operations of $2,952 (net of minority interests and taxes) in the first quarter of 2005 in connection with the sale of the office buildings.
Liquidity and Capital Resources
     Net cash and cash equivalents decreased $25,307 for the six months ended June 30, 2006 and increased $53,485 for the six months ended June 30, 2005. Net cash provided from operations was $11,499 and $21,978 for the six months ended June 30, 2006 and 2005, respectively. The difference between the two periods relates to a net change of $16,253 in the 2006 period versus the 2005 period primarily related to increased payments of current liabilities related to promotional accruals, income taxes and bonus accruals and the timing of the $1,765 payment of interest on the $70,000 of our 6.25% notes converted in June 2006 versus the payment of such interest in the prior year in July and decreased net income of $15,829. The amount was offset by an increase of accounts receivable of $3,008 in the

2006 period versus an increase of accounts receivable of $8,510 in the 2005 period, a decrease of $19,907 of non-cash income items (income from non-consolidated real estate companies, gain from the conversion of LTS notes, equity loss on operations of LTS and net gains, loss on conversion of debt and losses from investments) in the 2006 period, and increased distributions from non-consolidated real estate businesses of $1,155 in the 2006 period.
     Cash used in investing activities was $9,289 for the six months ended June 30, 2006 compared to cash provided of $59,238 for the 2005 period. In the six months ended June 30, 2006, cash was used for capital expenditures of $2,675, the net purchase of investment securities of $145, investments in non-consolidated real estate businesses of $6,425 and the net purchase of long-term investments of $10. Cash was provided in the 2005 period principally from discontinued operations of $66,912 offset by the net purchases of investment securities for $653 and capital expenditures of $4,505.
     Cash used in financing activities was $27,517 for the six months ended June 30, 2006 compared to $27,731 for the 2005 period. In the first six months of 2006, cash was used for distributions on common stock of $44,283, net repayments on debt of $3,191 and deferred financing charges of $100. Cash used was offset primarily by net borrowings under the Liggett credit facility of $19,284, and proceeds from the exercise of options of $773. In the first six months of 2005, cash was used for distributions on common stock of $33,525, repayments on debt of $2,297, net repayments under Liggett’s revolver of $341 and deferred financing charges of $1,960, offset by proceeds from the sale of convertible notes of $44,959 and issuance of other debt of $2,100 and proceeds from the exercise of options of $2,546.
     Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $19,284 was outstanding at June 30, 2006. Availability as determined under the facility was approximately $16,593 based on eligible collateral at June 30, 2006. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement. In addition, the facility imposes requirements with respect to Liggett’s adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At June 30, 2006, management believes that Liggett was in compliance with all covenants under the credit facility; Liggett’s adjusted net worth was $37,333 and net working capital was $32,915, as computed in accordance with the agreement.
     100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $3,095 outstanding as of June 30, 2006 under Liggett’s credit facility. The remaining balance of the term loan is due on October 1, 2006. Interest is charged at the same rate as applicable to Liggett’s credit facility, and the outstanding balance of the term loan reduces the maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett’s credit facility.
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
     Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Liggett has a number of valid defenses to claims asserted against it. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. On July 7, 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision. Although the Florida Supreme Court affirmed the decision to decertify the class and the order vacating the punitive damages award, the Court upheld certain of the trial court’s Phase I determinations. The defendant tobacco companies have moved for reconsideration and/or clarification of the decision. If the Florida Supreme Court’s decision is allowed to stand, it could result in the filing of a large number of individual personal injury cases in Florida which could have a material adverse effect on us. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. On August 2, 2006, the plaintiff filed a motion for entry of partial judgment on the compensatory damages award and requested a trial date regarding punitive damages. The defendants intend to oppose the relief sought, but there can be no assurance that the trial court will not grant the requested relief. Liggett may be required to bond the amount of the judgment against it to perfect its appeal. In April 2004, a Florida state court jury awarded compensatory damages of $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Management is unable to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 8 to our consolidated financial statements for additional information.
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
     V.T. Aviation. In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 119 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,709, based on current interest rates.
     VGR Aviation. In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by us. The loan is payable in 119 monthly installments of $40, including annual interest at 2.75% above the 30-day commercial paper rate, with a final payment of $3,931 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to our direct subsidiary, VGR Aviation LLC, which has assumed the debt.
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
     In July 2006, we sold $110,000 of our 3.875% variable interest senior convertible debentures due 2026 in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933. We intend to use the net proceeds of the offering to redeem our remaining 6.25% convertible subordinated notes due 2008 and for general corporate purposes.
     The debentures pay interest on a quarterly basis at a rate of 3.875% per annum, with an additional amount of interest payable on each interest payment date. The additional amount is based on the amount of cash dividends paid by us on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of our common stock into which the debentures will be convertible on such record date (together, the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into our common stock, at the holder’s option. The initial conversion price is $21.50 per share, subject to adjustment for various events, including the issuance of stock dividends.
     The debentures will mature on June 15, 2026. We must redeem 10% of the total aggregate principal amount of the debentures outstanding on June 15, 2011. In addition to such redemption amount, we will also redeem on June 15, 2011 and at the end of each interest accrual period thereafter an additional amount, if any, of the debentures necessary to prevent the debentures from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. The holders of the debentures will have the option on June 15, 2012, June 15, 2016 and June 15, 2021 to require us to repurchase some or all of their remaining debentures. The redemption price for such redemptions will equal 100% of the principal amount of the debentures plus accrued interest. If a fundamental change occurs, we will be required to offer to repurchase the debentures at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make-whole premium”.
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
     The notes pay interest on a quarterly basis at a rate of 5% per year with an additional amount of interest payable on the notes on each interest payment date. This additional amount is based on the amount of cash dividends actually paid by us per share on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the number of shares of our common stock into which the notes are convertible on such record date (together, the “Notes Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date is the higher of (i) the Notes Total Interest and (ii) 6 3/4% per year. The notes are convertible into our common stock, at the holder’s option. The conversion price, which was of $18.48 at June 30, 2006, is subject to adjustment for various events, including the issuance of stock dividends.
     The notes will mature on November 15, 2011. We must redeem 12.5% of the total aggregate principal amount of the notes outstanding on November 15, 2009. In addition to such redemption amount, we will also redeem on November 15, 2009 and at the end of each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. The holders of the notes will have the option on November 15, 2009 to require us to repurchase some or all of their remaining notes. The redemption price for such redemptions will equal 100% of the principal amount of the notes plus accrued interest. If a fundamental change occurs, we will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make-whole premium”.

     In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into our common stock, at the option of the holder. The conversion price, which was $20.92 at June 30, 2006, is subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into our common stock, in October 2004, $8 of the notes were converted, and, in June 2006, $70,000 of the notes were converted. A total of $62,492 principal amount of the notes were outstanding at June 30, 2006. On July 14, 2006, we called the notes for redemption on August 14, 2006. The redemption price is 101.042% of the principal amount plus accrued interest.
     Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of June 30, 2006, our deferred income tax liabilities exceeded our deferred income tax assets by $67,619. The largest component of our deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 16 to our consolidated financial statements in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.
     In connection with the transaction, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. It has been our position that, upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we would be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserted that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010.
     On July 20, 2006, we entered into a settlement with the Internal Revenue Service with respect to the Philip Morris brand transaction. As part of the settlement, we agreed that $87,000 of our gain on the transaction would be recognized by us as income for tax purposes in 1999 and that the balance of the remaining gain, net of previously capitalized expenses of $900, ($192,000) will be recognized by us as income in 2008 or 2009 upon exercise of the options. We anticipate paying during the third quarter of 2006 approximately $42,000, including interest, with respect to the gain recognized in 1999. As a result of the settlement, we will reduce during the third quarter of 2006 the excess portion of a previously established reserve in our consolidated financial statements. We currently estimate the amount of such reduction to be approximately $11,500.
Off-Balance Sheet Arrangements
     We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2006, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
     In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. We believe that the fair value of Eve’s guarantee was negligible at June 30, 2006.
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
     In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and we believe the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at June 30, 2006.
     At June 30, 2006, we had outstanding approximately $3,432 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.
     As of June 30, 2006, New Valley has committed to fund as up to $1,175 to a non-consolidated real estate business and up to $423 to a limited partnership in which it is an investor. We have agreed, under certain circumstances, to guarantee up to $2,000 of debt of another non-consolidated real estate business. We believe the fair value of our guarantee was negligible at June 30, 2006.
Market Risk
     We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
     As of June 30, 2006, approximately $36,909 of our outstanding debt had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of June 30, 2006, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $211. In addition, as of June 30, 2006, approximately $111,864 of our outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock.
     We held investment securities available for sale totaling $25,020 at June 30, 2006, which includes 11,111,111 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $11,111 (see Note 3 to our consolidated financial statements). Adverse market conditions could have a significant effect on the value of these investments.
     New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.
New Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (i) all voluntary changes in accounting principles and (ii) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The impact of the application of SFAS No. 154 is discussed below in connection with the application of EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature.”
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of SFAS Statement No. 143” (“FIN 47”). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
     Effective January 1, 2006, we adopted EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature.” The issuance of convertible debt with a beneficial conversion feature creates a temporary difference on which deferred taxes should be provided. The consensus is required to be applied in fiscal periods (years or quarters) beginning after December 15, 2005, by retroactive restatement of prior financial statements back to the issuance of the convertible debt. The adoption of EITF Issue No. 05-8 reduced our income tax expense by $340 and $643 for the three and six months ended June 30, 2006, respectively. The retrospective application of EITF Issue No. 05-8 reduced our income tax expense by $296 and $482 for the three and six months ended June 30, 2005, respectively, and increased long-term deferred tax liabilities and decreased stockholders’ equity by $7,759 as of January 1, 2006. See Note 1 to our consolidated financial statements for a reconciliation of stockholders’ equity accounts.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We have not completed our assessment of the impact of this standard.
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
Item 1A. Risk Factors
Except as set forth below, there are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K, as amended, for the year ended December 31, 2005. Please refer to that section for disclosures regarding the risks and uncertainties related to our business. The risk factor in the Annual Report on Form 10-K, as amended, entitled “Our liquidity could be adversely affected if taxing authorities prevail in their assertion that we incurred a tax obligation in 1998 and 1999 in connection with the Philip Morris brand transaction”, is deleted as a result of our July 2006 settlement with the Internal Revenue Service. The risk factor in the Annual Report on Form 10-K, as amended, entitled “Litigation and regulation will continue to harm the tobacco industry”, is revised to reflect the updated information concerning the number and status of cases discussed under Note 8 to our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition — Recent Developments in Legislation, Regulation and Litigation.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended June 30, 2006, except 916,697 shares issued in June 2006 as an inducement for the conversion of our 6.25% convertible subordinated notes due 2008. No securities of ours were repurchased by us or our affiliated purchasers during the three months ended June 30, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
We held our 2006 annual meeting of stockholders on May 22, 2006. The matters submitted to our stockholders for a vote at the meeting were to elect the following seven director nominees to serve for the ensuing year and until their successors are elected and to approve the Vector Group Ltd. Senior Executive Annual Bonus Plan. The votes cast and withheld for the election of directors were as follows:

Nominee	For	Withheld
Bennett S. LeBow	36,322,285	9,822,806
Howard M. Lorber	36,331,713	9,813,378
Ronald J. Bernstein	36,223,751	9,921,340
Henry C. Beinstein	36,736,415	9,408,676
Robert J. Eide	36,872,357	9,666,065
Jeffrey S. Podell	36,872,357	9,272,734
Jean E. Sharpe	36,906,629	9,238,462

With respect to the plan, the votes cast were as follows: for 36,239,425, against 907,827 and abstain 8,997,837. Based on these voting results, each of the directors nominated was elected and the plan was approved.
Item 6. Exhibits

*4.1
Indenture, dated as of July 12, 2006, by and between Vector and Wells Fargo Bank, N.A., relating to the 3 7/8% Variable Interest Senior Convertible Notes due 2006 (the “3 7/8% Notes”), including the form of the 3 7/8% Note (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated July 11, 2006).

*4.2
Registration Rights Agreement, dated as of July 12, 2006, by and between Vector and Jefferies & Company, Inc. (“Jefferies”) (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated July 11, 2006).

*10.1
Agreement, dated as of June 7, 2006, between the Company and Frost Gamma Investments Trust, an entity affiliated with Dr. Phillip Frost, relating to the conversion of 6.25% convertible subordinated notes due 2008 (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated June 7, 2006).

*10.2
Agreement, dated as of June 7, 2006, between the Company and Barberry Corp., an entity affiliated with Carl C. Icahn, relating to the conversion of 6.25% convertible subordinated notes due 2008 (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated June 7, 2006).

*10.3	Purchase Agreement, dated as of June 27, 2006, among Vector and Jefferies (incorporated by reference to Exhibit 1.1 in Vector’s Form 8-K dated June 27, 2006).

*10.4	Letter Agreement, dated July 14, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated July 11, 2006).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

*	Incorporated by reference .

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD. (Registrant)
By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial Officer

Date: August 9, 2006