Form 10-Q
period 2006-09-30
VECTOR GROUP LTD
filed 2006-11-14
CIK 59440

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2006

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
☐ Large accelerated file           ☑ Accelerated filer            ☐ Non-accelerated filer
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
     At November 13, 2006, Vector Group Ltd. had 56,889,286 shares of common stock outstanding.

VECTOR GROUP LTD.
FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30,	December 31,
	2006	2005
		Restated(1)
ASSETS:

Current assets:
Cash and cash equivalents	$143,417	$181,059
Investment securities available for sale	24,485	18,507
Accounts receivable — trade	8,494	12,714
Inventories	77,158	70,395
Deferred income taxes	27,344	26,179
Assets held for sale	1,437	—
Other current assets	2,377	10,245

Total current assets	284,712	319,099

Property, plant and equipment, net	62,192	62,523
Long-term investments, net	32,934	7,828
Investments in non-consolidated real estate businesses	29,287	17,391
Restricted assets	8,528	6,743
Deferred income taxes	51,228	69,988
Intangible asset	107,511	107,511
Other assets	22,594	12,469

Total assets	$598,986	$603,552

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Current portion of notes payable and long-term debt	$54,956	$9,313
Accounts payable	5,762	15,394
Accrued promotional expenses	14,697	18,317
Accrued taxes payable, net	10,504	32,392
Settlement accruals	34,600	22,505
Deferred income taxes	4,824	3,891
Accrued interest	2,506	5,770
Other accrued liabilities	18,321	20,518

Total current liabilities	146,170	128,100

Notes payable, long-term debt and other obligations, less current portion	103,418	238,242
Fair value of derivatives embedded within convertible debt	96,810	39,371
Non-current employee benefits	20,246	17,235
Deferred income taxes	127,461	145,892
Other liabilities	7,964	5,646

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 10,000,000 shares	—	—
Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 59,691,870 and 53,417,525 shares and outstanding 56,887,956 and 49,849,735 shares	5,689	4,985
Additional paid-in capital	154,579	133,325
Unearned compensation	—	(11,681)
Accumulated deficit	(43,983)	(70,633)
Accumulated other comprehensive loss	(6,940)	(10,610)
Less: 2,803,914 and 3,567,790 shares of common stock in treasury, at cost	(12,428)	(16,320)

Total stockholders’ equity	96,917	29,066

Total liabilities and stockholders’ equity	$598,986	$603,552

(1)	See Notes 1(i) and 2.
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
		Restated(1)		Restated(1)
Revenues*	$137,665	$124,965	$368,724	$342,251
Expenses:
Cost of goods sold*	88,329	77,880	230,974	202,780
Operating, selling, administrative and general expenses	23,635	27,109	69,362	76,485

Operating income	25,701	19,976	68,388	62,986

Other income (expenses):
Interest and dividend income	2,281	1,380	6,383	3,260
Interest expense	(10,779)	(8,141)	(27,795)	(22,363)
Change in fair value of derivatives embedded within convertible debt	(3,464)	1,131	(1,225)	2,258
Loss on extinguishment of debt	(1,306)	—	(16,166)	—
Gain on investments, net	1,433	8	1,386	1,433
Gain from conversion of LTS notes	—	—	—	9,461
Equity in loss on operations of LTS	—	—	—	(299)
Equity income from non-consolidated real estate businesses	2,121	4,184	9,726	6,202
Other, net	81	13	158	69

Income from operations before (benefit) provision for income taxes and minority interests	16,068	18,551	40,855	63,007
Income tax (benefit) expense	(3,550)	7,727	13,934	30,018
Minority interests	—	(779)	—	(2,403)

Income from continuing operations	19,618	10,045	26,921	30,586

Discontinued operations:
Income from discontinued operations, net of minority interests and taxes	—	—	—	82
Gain on disposal of discontinued operations, net of minority interests and taxes	—	—	—	2,952

Income from discontinued operations	—	—	—	3,034

Net income	$19,618	$10,045	$26,921	$33,620

Per basic common share:

Income from continuing operations	$0.33	$0.22	$0.47	$0.67

Income from discontinued operations	$—	$—	$—	$0.06

Net income applicable to common shares	$0.33	$0.22	$0.47	$0.73

Per diluted common share:

Income from continuing operations	$0.32	$0.21	$0.46	$0.63

Income from discontinued operations	$—	$—	$—	$0.06

Net income applicable to common shares	$0.32	$0.21	$0.46	$0.69

Cash distributions declared per share	$0.38	$0.36	$1.14	$1.09

*	Revenues and Cost of goods sold include excise taxes of $48,153, $42,413, $127,956 and $112,856, respectively.

(1)	See Notes 1(i) and 2.
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Accumulated	Unearned	Treasury	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Stock	Loss	Total
Balance, December 31, 2005, restated(1)	49,849,735	$4,985	$133,325	$(70,633)	$(11,681)	$(16,320)	$(10,610)	$29,066

Net income	—	—	—	26,921	—	—	—	26,921
Forward contract adjustments, net of taxes	—	—	—	—	—	—	227	227
Unrealized gain on investment securities, net of taxes	—	—	—	—	—	—	3,443	3,443

Total other comprehensive income	—	—	—	—	—	—	—	3,670

Total comprehensive income	—	—	—	—	—	—	—	30,591

Reclassifications in accordance with SFAS No. 123(R)	—	—	(11,681)	—	11,681	—	—	—
Effect of stock dividend	2,708,295	271	—	(271)	—	—	—	—
Distributions on common stock	—	—	(68,071)	—	—	—	—	(68,071)
Exercise of options, net of 19,302 shares delivered to pay exercise price	129,926	13	1,587	—	—	(371)	—	1,229
Conversion of debt	4,200,000	420	79,522	—	—	4,263	—	84,205
Beneficial conversion feature associated with issuance of convertible debt, net of taxes	—	—	16,833	—	—	—	—	16,833
Amortization of deferred compensation	—	—	3,064	—	—	—	—	3,064

Balance, September 30, 2006	56,887,956	$5,689	$154,579	$(43,983)	$—	$(12,428)	$(6,940)	$96,917

(1)	See Notes 1(i) and 2.
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2006	2005
		Revised(1)
Net cash provided by operating activities	$14,985	$28,136

Cash flows from investing activities:
Proceeds from sale or maturity of investment securities	13,467	3,268
Purchase of investment securities	(12,339)	(500)
Proceeds from sale or liquidation of long-term investments	205	—
Purchase of long-term investments	(25,266)	(128)
Investments in non-consolidated real estate businesses	(7,350)	(6,250)
Distributions from non-consolidated real estate businesses	—	5,500
Increase in restricted assets	(1,777)	(842)
Issuance of LTS common stock	—	(1,500)
Issuance of LTS notes	—	(1,750)
Capital expenditures	(8,948)	(5,164)
Proceeds from sale of property, plant and equipment	159	—
Discontinued operations	—	66,912

Net cash (used in) provided by investing activities	(41,849)	59,546

Cash flows from financing activities:
Proceeds from issuance of notes payable and long-term debt	118,146	44,959
Repayments of notes payable and long-term debt	(67,993)	(3,542)
Borrowings under revolver	390,610	328,086
Repayments on revolver	(380,052)	(319,359)
Distributions on common stock	(67,438)	(50,326)
Issuance of restricted stock	—	63
Proceeds from exercise of options	1,229	2,778
Deferred financing charges	(5,280)	(2,168)
Discontinued operations	—	(39,213)

Net cash used in financing activities	(10,778)	(38,722)

Net (decrease) increase in cash and cash equivalents	(37,642)	48,960

Cash and cash equivalents, beginning of period	181,059	110,004

Cash and cash equivalents, end of period	$143,417	$158,964

(1)	See Note 1(a).
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	Basis of Presentation:

The consolidated financial statements of Vector Group Ltd. (the “Company” or “Vector”) include the accounts of VGR Holding LLC (“VGR Holding”), Liggett Group LLC (“Liggett”), Vector Tobacco Inc. (“Vector Tobacco”), Liggett Vector Brands Inc. (“Liggett Vector Brands”), New Valley LLC (“New Valley”) and other less significant subsidiaries. The Company owned all of the limited liability company interests of New Valley at September 30, 2006 and owned 57.7% of the common shares of its corporate predecessor, New Valley Corporation, at September 30, 2005. All significant intercompany balances and transactions have been eliminated.

Liggett is engaged in the manufacture and sale of cigarettes in the United States. Vector Tobacco is engaged in the development and marketing of low nicotine and nicotine-free cigarette products and the development of reduced risk cigarette products. New Valley is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties.

As discussed in Note 14, New Valley’s real estate leasing operations, sold in February 2005, are presented as discontinued operations for the nine months ended September 30, 2005. The 2005 interim condensed consolidated statement of cash flows has been revised to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations. These amounts had previously been reported on a combined basis as a separate caption outside operating, financing and investing activities.

The interim consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company’s consolidated financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s amended Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, which will be further amended as discussed in Note 2. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

The Company has reclassified $1,678 of equipment deposits made in the fourth quarter of 2005 from Other assets to Restricted assets on its December 31, 2005 consolidated balance sheet to conform to current year presentation. This change in classification did not affect the Company’s consolidated statements of operations or cash flows for the three and nine months ended September 30, 2006 and 2005 or its statement of stockholders’ equity as of September 30, 2006 and December 31, 2005.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) – (Continued)
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

(c)	Share-Based Payments:

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” using the “modified prospective method” with guidance provided by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the modified prospective method, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (ii) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is recognized ratably using the straight-line attribution method over the expected vesting period. In addition, pursuant to SFAS No. 123(R), the Company is required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was the Company’s previous method. As of January 1, 2006, the cumulative effect of adopting the estimated forfeiture method was not significant. Prior periods are not restated under this transition method (see Note 10).

(d)	Earnings Per Share:

Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 29, 2006 and September 29, 2005. The dividend was recorded at par value of $271 in 2006 since the Company had an accumulated deficit. In connection with the 5% stock dividends, the Company increased the number of outstanding stock options by 5% and reduced the exercise prices accordingly. All per share amounts have been presented as if the stock dividends had occurred on January 1, 2005.

In March 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement 128”, which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Earnings available to common stockholders for the period are reduced by the contingent interest associated with the Company’s convertible notes issued in 2004, 2005 and 2006. The convertible debt issued by the Company in 2004, 2005 and 2006, which are a participating security due to the contingent interest feature, had no impact on EPS for the nine months ended September 30, 2006 and 2005, as the dividends on the common stock into which the debt is convertible increased

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
interest expense and reduced earnings available to common stockholders so there were no unallocated earnings under EITF Issue No. 03-6.

As discussed in Note 10, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under EITF Issue No. 03-6. Because the Company accounted for the dividend equivalent rights on these options as additional compensation cost in accordance with APB Opinion No. 25, these participating securities had no impact on the calculation of basic EPS in periods ending prior to January 1, 2006. Effective with the adoption of SFAS No. 123(R) on January 1, 2006, the Company recognizes payments of the dividend equivalent rights ($1,578 and $4,734 for the three and nine months ended September 30, 2006, respectively) on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet. As a result, in its calculation of basic EPS for the three and nine months ended September 30, 2006, the Company has adjusted its net income for the effect of these participating securities as follows:

	Three Months	Nine Months
	Ended	Ended
	Sept. 30, 2006	Sept. 30, 2006
Net income	$19,618	$26,921
Income attributable to participating securities	(1,330)	(1,871)

Net income available to common stockholders	$18,288	$25,050

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding, which includes vested restricted stock. Diluted EPS includes the dilutive effect of stock options and unvested restricted stock grants. Basic and diluted EPS were calculated using the following shares for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-average shares for basic EPS	56,207,561	46,300,534	53,533,407	46,188,907
Plus incremental shares related to stock options and unvested restricted stock grants	1,390,841	2,551,052	1,449,170	2,224,312

Weighted-average shares for diluted EPS	57,598,402	48,851,586	54,982,577	48,413,219

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2006 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Number of stock options	603,129	490,902	509,328	592,023

Weighted-average exercise price	$20.28	$30.11	$21.06	$27.47

Weighted-average shares of non- vested restricted stock	635,236	17,120	651,746	5,769

Weighted-average expense per share	$18.73	$18.62	$18.72	$18.62

Weighted-average number of shares issuable upon conversion of debt	12,560,900	12,442,446	12,491,732	11,189,838

Weighted-average conversion price	$18.95	$20.09	$18.99	$20.39

(e)	Comprehensive Income:

Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. Total comprehensive income for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		Restated		Restated
Net income	$19,618	$10,045	$26,921	$33,620

Forward contract adjustments, net of income taxes	(50)	(121)	227	(543)

Net unrealized gains on investment securities available for sale:
Change in net unrealized gains, net of income taxes	553	6	4,293	736
Net unrealized gains reclassified into net income, net of income taxes	(878)	(6)	(850)	(925)

Change in unrealized gains, net of income taxes	(325)	—	3,443	(189)

Total comprehensive income	$19,243	$9,924	$30,591	$32,888

The components of accumulated other comprehensive loss were as follows as of September 30, 2006 and December 31, 2005:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)

	September 30,	December 31,
	2006	2005
Net unrealized gains on investment securities available for sale	$4,071	$628
Forward contracts adjustment	(372)	(599)
Additional pension liability	(10,639)	(10,639)

Accumulated other comprehensive loss	$(6,940)	$(10,610)

(f)	Financial Instruments:

As required by SFAS No. 133, derivatives embedded within the Company’s convertible debt are recognized on the Company’s balance sheet and are stated at estimated fair value as determined by a third party at each reporting period. Changes in the fair value of the embedded derivatives are reflected within the Company’s consolidated statements of operations as “Change in fair value of derivatives embedded within convertible debt.”

The Company uses forward foreign exchange contracts to mitigate its exposure to changes in exchange rates relating to purchases of equipment from third parties. The primary currency to which the Company is exposed is the Euro. A substantial portion of the Company’s foreign exchange contracts is effective as hedges. The fair value of forward foreign exchange contracts designated as hedges is reported in other current assets or current liabilities and the change in fair value of the contracts during the period is recorded in other comprehensive income. The fair value of the forward foreign exchange contracts at September 30, 2006 was a liability of approximately $9.

(g)	Revenue Recognition:

Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of any related inventory cost recoveries and recoverable excise taxes. Certain sales incentives, including buydowns, are classified as reductions of net sales in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. In accordance with EITF Issue No. 06-3, “How Sales Taxes Should be Presented in the Income Statement (Gross versus Net)”, the Company’s accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues totaled $48,153 and $127,956 for the three and nine months ended September 30, 2006 and $42,413 and $112,856 for the three and nine months ended September 30, 2005, respectively. Since the Company’s primary line of business is tobacco, the Company’s financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (i) all voluntary changes in accounting principles and (ii) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The current period impact of the application of SFAS No. 154 is discussed below in connection with the application of EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature”.

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

In September 2005, the EITF reached a consensus on Issue No. 04-13, “Inventory Exchanges”. EITF Issue No. 04-13 required two or more inventory transactions with the same party to be considered a single nonmonetary transaction subject to APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, if the transactions were entered into in contemplation of one another. EITF Issue No. 04-13 is effective for the Company for new arrangements entered into after April 2, 2006. The adoption of EITF Issue No. 04-13 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2006, the Company adopted EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature.” In Issue No. 05-8, the EITF concluded that the issuance of convertible debt with a beneficial conversion feature creates a temporary difference on which deferred taxes should be provided. The consensus is required to be applied in fiscal periods beginning after December 15, 2005, by retroactive restatement of

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
prior financial statements retroactive to the issuance of the convertible debt. The adoption of EITF Issue No. 05-8 reduced income tax expense by $267 and $585 for the three and nine months ended September 30, 2006, respectively. The retrospective application of EITF Issue No. 05-8 reduced income tax expense by $114 and $309 for the three and nine months ended September 30, 2005, respectively. A reconciliation of the net impact of the application of EITF Issue No. 05-8 at December 31, 2005 on the Company’s consolidated balance sheet is as follows:

	Long-Term	Additional
	Deferred	Paid-in	Accumulated	Stockholders’
	Income Taxes	Capital	Deficit	Equity
December 31, 2005, as restated, prior to adoption of EITF 05-8	$137,381	$141,184	$(69,981)	$37,577
Application of EITF 05-8:
Establishment of deferred tax liability	7,859	(7,859)	—	(7,859)
Increase to income tax benefit for the year ended December 31, 2004	(27)	—	27	27
Decrease to income tax expense for the year ended December 31, 2005	(406)	—	406	406
Decrease to extraordinary item, unallocated goodwill	1,085	—	(1,085)	(1,085)

Revised balance, as restated, December 31, 2005	$145,892	$133,325	$(70,633)	$29,066

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments”. SFAS No. 155 amends SFAS Nos. 133 and 140 and relates to the financial reporting of certain hybrid financial instruments. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of fiscal years commencing after September 15, 2006. The Company has not completed its assessment of the impact of this standard on its consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not completed its assessment of the impact of this standard on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 will become effective for the Company beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect of accounting change. Such retrospective application is required for financial instruments, including derivatives and certain hybrid instruments with limitations on initial gains or losses under EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. The Company has not completed its assessment of the impact of this standard on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of their benefit plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. In addition, SFAS No. 158 requires an employer to measure benefit plan assets and obligations that determine the funded status of a plan as of the end of its fiscal year. The Company presently measures the funded status of its plans at September 30 and the new measurement date requirements become effective for the Company for the year ended December 31, 2008. The prospective requirement to recognize the funded status of a benefit plan and to provide the required disclosures will become effective for the Company on December 31, 2006. The adoption of SFAS No. 158 will have no impact on the Company’s results of operations or cash flows. Based on the funded status of the Company’s pension and postretirement benefit plans as reported in its December 31, 2005 Annual Report on Form 10-K, the adoption of SFAS No. 158 will result in a $1,398 reduction of “Non-current employee benefits,” which is included in other liabilities, a $534 reduction of “Deferred income taxes,” which is included in other assets, and an $864 decrease to “Accumulated Other Comprehensive Loss,” which is included in stockholders’ equity. The ultimate impact is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of the Company’s pension and postretirement benefit plans as of December 31, 2006.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The provisions of SAB 108 are required to be applied beginning December 31, 2006. The Company does not expect the adoption of SAB 108 to impact its consolidated financial statements.
2. RESTATEMENT OF FINANCIAL RESULTS
     On November 9, 2006, the Company determined that it would restate its financial statements for each of the years ended December 31, 2004 and 2005, and selected financial data for each of the years 2004 and 2005 appearing in Item 6 of its Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, as well as its interim financial statements for the quarters ended March 31, 2005 and 2006, June 30, 2005 and 2006, and September 30, 2005. The restatement will correct an error in the computation of the amortization of the debt discount created by the embedded derivative and the beneficial conversion feature associated with the Company’s 5% variable interest senior convertible notes due 2011. The restatement adjustments affected the Company’s previously reported interest expense, the related income tax effect, and extraordinary items, as well as the Company’s previously reported deferred financing costs, long-term debt, additional paid-in-capital and accumulated deficit balances. The effects of the restatement are reflected in the Company’s consolidated financial statements and accompanying notes included herein. See Note 16 — Restated Financial Information. See also Notes 1, 2, 7, 10, 11 and 13 to the consolidated financial statements. All periods presented are unaudited.
     The aggregate net effect of the restatement was to increase stockholders’ equity by $4,781 as of June 30, 2006, $4,142 as of March 31, 2006, $3,422 as of December 31, 2005 and $336 as of December 31, 2004. The restatement also increased net income for the three months ended March 31, 2006 and 2005 by $720 ($0.01 per diluted common share) and $731 ($0.01 per diluted common share), respectively, and decreased net loss for the three months ended June 30, 2006 by $639 ($0.01 per diluted common share) and increased net income for the three months ended June 30, 2005 by $1,071 ($0.02 per diluted common share). In addition, the restatement adjustments increased net income for the six months ended June 30, 2006 and 2005 by $1,359 ($0.03 per diluted common share) and $1,802 ($0.04 per diluted common share), respectively. The restatement increased net income for the three months ended September 30, 2005 by $810 ($0.02 per diluted common share) and increased net income for the nine months ended September 30, 2005 by $2,612 ($0.05 per diluted common share). Further, the restatement increased net income by $3,291 ($0.08 per diluted common share) and $336 ($0.01 per diluted common share) for the years ended December 31, 2005 and 2004, respectively.
     The restatement adjustments will correct the previous amortization method used in calculating the amortization of the debt discount created by the embedded derivative and beneficial conversion feature associated with the Company’s 5% variable interest senior convertible notes due 2011. The Company previously amortized the debt discount on its 5% variable interest senior convertible notes due 2011 using an erroneous amortization method that did not result in a consistent yield on the convertible debt over its term.
     The revised financial statements and selected financial data for the periods referenced above will be included, as applicable, in an amended Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, and in amended Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. The revised interim financial statements for the quarter ended September 30, 2005 have been included within this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. The Company expects to file the amended documents as promptly as practicable. Until the Company files the amended filings, its previously published financial statements relating to these periods and not covered in this Form 10-Q should not be relied upon.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
3.	RESTRUCTURING

The components of the combined pre-tax restructuring charges relating to the 2004 Liggett Vector Brands restructurings for the nine months ended September 30, 2006 are as follows:

	Employee	Contract
	Severance	Termination/
	and Benefits	Exit Costs	Total
Balance, December 31, 2005	$713	$1,403	$2,116

Utilized	(514)	(420)	(934)

Balance, September 30, 2006	$199	$983	$1,182

4.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of taxes and minority interests. For the three and nine months ended September 30, 2006 and 2005, net realized gains were $1,433, $8, $1,386 and $1,433 respectively.

The components of investment securities available for sale and the associated gross unrealized gains and losses, before income tax effect, at September 30, 2006 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable equity securities	$10,106	$7,847	$935	$17,018
Marketable debt securities	7,517	7	57	7,467

	$17,623	$7,854	$992	$24,485

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Marketable equity securities available for sale as of September 30, 2006 include New Valley’s 11,111,111 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $11,667 (see Note 12).

The Company’s marketable debt securities have a weighted average maturity of 1.65 years at September 30, 2006 and mature from October 2006 to March 2010.
5.	INVENTORIES

Inventories consist of:

	September 30,	December 31,
	2006	2005
Leaf tobacco	$33,937	$35,312
Other raw materials	3,214	3,157
Work-in-process	1,076	1,685
Finished goods	42,797	34,653

Inventories at cost	81,024	74,807
LIFO adjustments	(3,866)	(4,412)

	$77,158	$70,395

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At September 30, 2006, Liggett had leaf tobacco purchase commitments of approximately $10,742. There were no leaf tobacco purchase commitments at Vector Tobacco at that date.

Included in the above table was approximately $1,041 at September 30, 2006 and $1,208 at December 31, 2005 of leaf inventory associated with Vector Tobacco’s QUEST product, which is carried at its estimated net realizable value.

LIFO inventories represent approximately 95% of total inventories at September 30, 2006 and 92% of total inventories at December 31, 2005.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	September 30,	December 31,
	2006	2005
Land and improvements	$1,418	$1,418
Buildings	13,732	13,718
Machinery and equipment	97,299	98,037
Leasehold improvements	3,226	2,724
Construction-in-progress	7,136	2,960

	122,811	118,857
Less accumulated depreciation	(60,619)	(56,334)

	$62,192	$62,523

Depreciation and amortization expense on property, plant and equipment for the three and nine months ended September 30, 2006 was $2,486 and $7,477, respectively. Depreciation and amortization expense on property, plant and equipment for the three and nine months ended September 30, 2005 was $2,737 and $8,281, respectively. Future machinery and equipment purchase commitments at Liggett were $1,107 at September 30, 2006.

During the second quarter of 2006, Liggett Vector Brands recognized an impairment charge of $324 associated with its decision to dispose of an asset to an unrelated third party. As a result, the Company has classified this asset with a net book value at September 30, 2006 of $1,325 within “Assets held for sale” in its consolidated balance sheet at September 30, 2006.

The Company has also included equipment with a net book value of $112, which was owned and held for sale by Liggett at September 30, 2006, within “Assets held for sale” in its consolidated balance sheet at September 30, 2006.

In February 2005, New Valley completed the sale of its two office buildings in Princeton, New Jersey for $71,500. (Refer to Notes 12 and 14). The Company recorded a gain of $2,952, net of minority interests and income taxes, in the first quarter of 2005 in connection with the sale.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
7.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	September 30,	December 31,
	2006	2005
		(Restated)
Vector:
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized net discount of $83,862*	$26,138	$—
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $55,261 and $58,655*	56,603	53,209
6.25% Convertible Subordinated Notes due 2008	—	132,492

Liggett:
Revolving credit facility	10,558	—
Term loan under credit facility	3,095	3,482
Equipment loans	14,200	9,828

Vector Tobacco:
Notes payable – Medallion acquisition due 2007	35,000	35,000

V.T. Aviation:
Note payable	7,681	8,300

VGR Aviation:
Note payable	4,719	4,867

Other	380	377

Total notes payable, long-term debt and other obligations	158,374	247,555
Less:
Current maturities	(54,956)	(9,313)

Amount due after one year	$103,418	$238,242

*	The fair value of the derivatives embedded within the 3.875% Variable Interest Senior Convertible Debentures ($58,313 at September 30, 2006) and the 5% Variable Interest Senior Convertible Notes ($38,497 at September 30, 2006 and $39,371 at December 31, 2005) is separately classified as a derivative liability in the consolidated balance sheets.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Variable Interest Senior Convertible Debt — Vector:
Vector has issued two series of variable interest senior convertible debt. Both series of debt pay interest on a quarterly basis at a stated rate plus an additional amount of interest on each payment date. The additional amount is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date (the “Additional Interest”).
The Company has filed a registration statement with respect to the resale of both series of its variable interest senior debt and the common stock issuable upon conversion of the debt.
3.875% Variable Interest Senior Convertible Debentures due 2026:
In July 2006, the Company sold $110,000 of its 3.875% variable interest senior convertible debentures due 2026 in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933. The Company used the net proceeds of the offering to redeem its remaining 6.25% convertible subordinated notes due 2008 and for general corporate purposes.
The debentures pay interest on a quarterly basis at a rate of 3.875% per annum plus Additional Interest (the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into the Company’s common stock at the holder’s option. The conversion price, which was $20.48 per share at September 30, 2006, is subject to adjustment for various events, including the issuance of stock dividends.
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
5% Variable Interest Senior Convertible Notes Due November 2011:
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
The notes pay interest on a quarterly basis at a rate of 5% per annum plus Additional Interest (the “Notes Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date is the higher of (i) the Notes Total Interest and (ii) 6.75% per year. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price, which was $17.60 at September 30, 2006, is subject to adjustment for various events, including the issuance of stock dividends.
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
Embedded Derivatives on the Variable Interest Senior Convertible Debt:
The portion of the Debenture Total Interest and the Notes Total Interest which is computed by reference to the cash dividends paid on the Company’s common stock is considered an embedded derivative within the convertible debt, which the Company is required to separately value. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, the Company has bifurcated these embedded derivatives and, based on a valuation by a third party, estimated the fair value of the embedded derivative liability. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is then amortized to interest expense over the term of the debt using the effective interest method. Changes to the fair value of these embedded derivatives are reflected quarterly in the Company’s consolidated statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt.
The estimated initial fair values of the embedded derivatives associated with the 3.875% convertible debentures and the 5% convertible notes were $56,214 and $42,042, respectively.
A summary of non-cash interest expense associated with the embedded derivative liability for the three and nine months ended September 30, 2006 and 2005 is as follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		Restated		Restated
3.875% convertible debentures	$515	$—	$515	$—
5% convertible notes	763	611	2,173	1,640

	$1,278	$611	$2,688	$1,640

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
3.875% convertible debentures	$2,099	$—	$2,099	$—
5% convertible notes	1,365	(1,131)	(874)	(2,258)

	$3,464	$(1,131)	$1,225	$(2,258)

The following table reconciles the fair value of derivatives embedded within convertible debt at September 30, 2006.

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total
Balance at December 31, 2005	$—	$39,371	$39,371
Issuance of 3.875% convertible debentures	56,214	—	56,214
Loss (gain) from changes in fair value of embedded derivatives	2,099	(874)	1,225

Balance at September 30, 2006	$58,313	$38,497	$96,810

Beneficial Conversion Feature on Variable Interest Senior Convertible Debt:
After giving effect to the recording of the embedded derivative liability as a discount to the convertible debt, the Company’s common stock had a fair value at the issuance date of the debt in excess of the conversion price resulting in a beneficial conversion feature. EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the intrinsic value of the beneficial conversion feature be recorded to additional paid-in capital and as a discount on the debt. The discount is then amortized to interest expense over the term of the debt using the effective interest method.
The initial intrinsic value of the beneficial conversion feature associated with the 3.875% convertible debentures and the 5% convertible notes was $28,381 and $22,138, respectively. As discussed in Note 1(i), in accordance with EITF Issue No. 05-8, the beneficial conversion feature has been recorded, net of income taxes, as an increase to stockholders’ equity.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		Restated		Restated
Amortization of beneficial conversion feature:

3.875% convertible debentures	$218	$—	$218	$—
5% convertible notes	439	320	1,220	796

Interest expense associated with beneficial conversion feature	$657	$320	$1,438	$796

Unamortized Debt Discount:
The following table reconciles unamortized debt discount at September 30, 2006.

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total
Balance at December 31, 2005, restated	$—	$58,654	$58,654
Issuance of 3.875% convertible debentures-embedded derivative	56,214	—	56,214
Issuance of 3.875% convertible debentures-beneficial conversion feature	28,381	—	28,381
Amortization of embedded derivative	(515)	(2,173)	(2,688)
Amortization of beneficial conversion feature	(218)	(1,220)	(1,438)

Balance at September 30, 2006	$83,862	$55,261	$139,123

6.25% Convertible Subordinated Notes Due July 15, 2008 — Vector:
In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes paid interest at 6.25% per annum and were convertible into Vector’s common stock, at the option of the holder. The conversion price was subject to adjustment for various events, and any cash distribution on Vector’s common stock resulted in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into Vector’s common stock, in October 2004, $8 of the notes were converted and, in June 2006, $70,000 of the notes were converted. The Company recorded a loss of $14,860 for the nine months ended September 30, 2006 on the conversion of the $70,000 of notes principally as a result of the issuance of 962,531 shares of common stock as an inducement for conversion. On August 14, 2006, Vector redeemed the remaining outstanding notes at a redemption price of 101.042% of the principal amount plus accrued interest. The Company recorded a loss of $1,306 in the third quarter of 2006 on the retirement of the notes.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Revolving Credit Facility — Liggett:
Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”) under which $10,558 was outstanding at September 30, 2006. Availability as determined under the facility was approximately $24,250 based on eligible collateral at September 30, 2006. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement. In addition, the facility imposes requirements with respect to Liggett’s adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At September 30, 2006, management believes that Liggett was in compliance with all covenants under the credit facility; Liggett’s adjusted net worth was $50,358 and net working capital was $31,041, as computed in accordance with the agreement.
100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $3,095 outstanding under Liggett’s credit facility at September 30, 2006. The remaining balance of the term loan was repaid on November 2, 2006. Interest was charged at the same rate as applicable to Liggett’s credit facility, and the outstanding balance of the term loan reduced the maximum availability under the credit facility. Liggett guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralized the term loan and Liggett’s credit facility.
Equipment Loans — Liggett:
In October and December 2001, Liggett purchased equipment for $3,204 and $3,200, respectively, through the issuance of notes guaranteed by the Company, each payable in 60 monthly installments of $53 with interest calculated at the prime rate. The notes issued in October 2001 were paid in full in October 2006.
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
In October 2005, Liggett purchased equipment for $4,441 through a financing agreement payable in 24 installments of $112 and then 24 installments of $90. Interest is calculated at 4.89%. Liggett was required to provide a security deposit equal to 25% of the funded amount ($1,110).
In December 2005, Liggett purchased equipment for $2,273 through a financing agreement payable in 24 installments of $58 and then 24 installments of $46. Interest is calculated at 5.03%. Liggett was required to provide a security deposit equal to 25% of the funded amount ($568).

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
In August 2006, Liggett purchased equipment for $7,922 through a financing agreement payable in 30 installments of $191 and then 30 installments of $103. Interest is calculated at 5.15%. Liggett was required to provide a security deposit equal to 20% of the funded amount ($1,584).
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
Note Payable — V.T. Aviation:
In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 119 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,868 based on current interest rates.
Note Payable — VGR Aviation:
In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by the Company. The loan is payable in 119 monthly installments of $40, including annual interest of 2.75% above the 30-day average commercial paper rate, with a final payment of $4,011 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to the Company’s direct subsidiary, VGR Aviation LLC, which assumed the debt.
8.	CONTINGENCIES
Smoking-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the nine months ended September 30, 2006, Liggett incurred legal fees and other litigation costs totaling approximately $3,452 compared to $3,715 for the nine months ended September 30, 2005.
Individual Actions. As of September 30, 2006, there were approximately 142 cases pending against Liggett (excluding approximately 975 individual cases pending in West Virginia which have been consolidated), and in most cases other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 76 were pending in Florida (57 of which are abated pending resolution of Engle), 19 in Mississippi, 17 in Missouri and 12 in New York. The balance of the individual cases were pending in eight states and territories.
There are currently four individual cases pending where Liggett is the only tobacco company defendant. In April 2004, in the Davis v. Liggett Group Inc. case, a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. In March 2005, in the Ferlanti v. Liggett Group Inc. case, a Florida state court granted Liggett’s motion for summary judgment. The plaintiff appealed and in June 2006, the appellate court reversed and remanded back to the trial court. Discovery is pending. Trial has been scheduled in Missouri state court for May 2007 in the Frost v. Liggett Group Inc., et al. case. There is no activity in the other remaining case where Liggett is the sole tobacco company defendant.
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
Jury awards representing material amounts of damages have been returned against other cigarette manufacturers in recent years. The awards in these individual actions are for both compensatory and punitive damages. Over the last several years, after conclusion of all appeals, damage awards have been paid to several individual plaintiffs by other cigarette manufacturers including an award of $5,500 in compensatory damages and $50,000 in punitive damages, plus $27,000 in interest, paid in 2006 by Philip Morris in the Boeken v. Philip Morris case. Liggett was not a party to these actions.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
The following is a brief description of several of the pending cases where jury awards against other manufacturers are on appeal:
•	In March 1999, an Oregon state court jury found in favor of the plaintiff in Williams v. Philip Morris. The jury awarded $800 in compensatory damages and $79,500 in punitive damages which was subsequently reduced by the trial court to $32,000. In June 2002, the Oregon Court of Appeals reinstated the $79,500 punitive damages award. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the State Farm decision, limiting punitive damages. In June 2004, the Oregon appellate court reinstated the original jury verdict. In February 2006, the Oregon Supreme Court reaffirmed the $79,500 punitive damages jury verdict. In May 2006, the United States Supreme Court granted defendant’s petition for writ of certiorari and oral argument was heard on October 31, 2006.

•	In March 2002, an Oregon state court jury found in favor of the plaintiff in Schwarz v. Philip Morris and awarded $169 in compensatory damages and $150,000 in punitive damages. In May 2002, the trial court reduced the punitive damages award to $100,000. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages award. It also vacated the punitive damages award and remanded for a new trial on the amount of punitive damages. The plaintiffs petitioned the Oregon Supreme Court to review the decision. In October 2006, the Oregon Supreme Court announced that it would defer further action in the case until the United States Supreme Court decides the Williams case.

•	In October 2002, a California state court jury found in favor of the plaintiff in Bullock v. Philip Morris and awarded $850 in compensatory damages and $28,000,000 in punitive damages. In December 2002, the trial court reduced the punitive damages award to $28,000. In August 2006, the California Supreme Court denied plaintiff’s petition to overturn the trial court’s reduction in the punitive damage award and granted defendant’s petition for review of the punitive damage award, with further action deferred pending the United States Supreme Court’s decision on punitive damages in the Williams case.

•	In November 2003, in Thompson v. Brown & Williamson Tobacco Corp., et al., a Missouri state court jury awarded $2,100 in compensatory damages. In August 2006, the Missouri Court of Appeals affirmed the award. The defendants have filed an application for transfer to the Missouri Supreme Court.

•	In December 2003, in Frankson v. Brown & Williamson Tobacco Corp., et al., a New York state court jury awarded $350 in compensatory damages. In January 2004, the jury awarded $20,000 in punitive damages. The deceased smoker was found to be 50% at fault. In June 2004, the court increased the compensatory damages to $500 and decreased the punitive damages to $5,000. The defendants filed a motion for leave to appeal to the New York Court of Appeals, which was denied on October 5, 2006.

•	In October 2004, in Arnitz v. Philip Morris, a Florida state court jury awarded $600 in damages but found that the plaintiff was 60% at fault, thereby reducing the verdict against Philip Morris to $240. In July 2006, the Florida Second District Court of Appeals affirmed the lower court’s decision. On October 16, 2006, the defendant paid $1,094 in judgment, interest and attorneys’ fees and thereafter, filed a petition for discretionary review with the Florida Supreme Court.

•	In February 2005, in Smith v. Brown & Williamson Tobacco Corp., et al., a Missouri state court jury awarded $2,000 in compensatory damages and $20,000 in punitive damages. The defendants have appealed to the Missouri Court of Appeals.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
•	In March 2005, in Rose v. Philip Morris, a New York state court jury awarded $3,400 in compensatory damages and $17,100 in punitive damages. The defendants have appealed to the Supreme Court of New York, Appellate Division, First Department.
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
Class Actions. As of September 30, 2006, there were 11 actions pending for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Two of these cases are alleged price fixing cases pending in state court. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano v. American Tobacco Co. case, reversed a federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.
The Castano decision has had a limited effect with respect to courts’ decisions regarding narrower smoking-related classes or class actions brought in state rather than federal court. For example, since the Fifth Circuit’s ruling in the Scott v. American Tobacco Co., Inc. case, a court in Louisiana (Liggett is not a defendant in this proceeding) certified an “addiction-as-injury” class action that covered only citizens in the state. In May 2004, the Scott jury returned a verdict in the amount of $591,000, plus prejudgment interest, on the class’ claim for a smoking cessation program. The case is on appeal. Two other class actions, Broin, et al., v. Philip Morris Companies Inc., et al., (Liggett has been dismissed from this case) and Engle, et al., v. R.J. Reynolds Tobacco Company, et al., were certified in state court in Florida prior to the Fifth Circuit’s decision.
In May 1994, the Engle case was filed against Liggett and others in Miami-Dade County, Florida. The class consisted of all Florida residents who, by November 21, 1996, have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarette smoking. Phase I of the trial commenced in July 1998 and in July 1999, the jury returned the Phase I verdict against Liggett and other tobacco companies. The Phase I verdict concerned certain issues determined by the trial court to be “common” to the causes of action of the plaintiff class. The jury made several findings adverse to the defendants including that defendants’ conduct “rose to a level that would permit a potential award or entitlement to punitive damages.” Phase II of the trial, which commenced November 1999, was a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. In April 2000, the jury awarded compensatory damages of $12,704 to the three plaintiffs, to be reduced in proportion to the respective plaintiff’s fault. The claim of one of the three plaintiffs, in the amount of $5,831, was subsequently dismissed as time barred and the Florida Supreme Court found that Liggett was not liable to the other two plaintiffs. In July 2000, the jury awarded approximately $145,000,000 in punitive damages against all defendants including $790,000 against Liggett. The trial court entered a final order of judgment against the defendants in November 2000. Liggett and the other defendants appealed.
In May 2003, Florida’s Third District Court of Appeals reversed the trial court’s final judgment and remanded the case with instructions to decertify the class. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 Third District Court of Appeals decision. Among other things, the Florida Supreme Court affirmed the decision decertifying the class and the order vacating the punitive damages award, but preserved several of the Phase I findings (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) the defendants agreed to misrepresent information relating to the health effects of cigarettes with the intention that the public would rely on this information to its detriment; (vi) all defendants sold or supplied cigarettes that were defective; and (vii) all defendants were negligent) and allowed class members to proceed to trial on individual liability issues (utilizing the above findings) and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year of the date the court’s decision becomes final. The defendant tobacco companies have moved for reconsideration and/or clarification of the decision. If the Florida Supreme Court’s decision is allowed to stand, it could result in the filing of a large number of individual personal injury cases in Florida.
In May 2000, legislation was enacted in Florida that limits the size of any bond required to stay execution of a punitive damages verdict, pending appeal, to the lesser of the punitive award plus twice the statutory rate of interest, $100,000 or 10% of the net worth of the defendant, but the limitation on the bond does not affect the amount of the underlying verdict. In November 2000, Liggett filed a $3,450 bond in order to stay execution of the Engle judgment, pending appeal. Legislation limiting the amount of the bond required to file an appeal of an adverse judgment has been enacted in more than 30 states.
In May 2001, Liggett, Philip Morris and Lorillard Tobacco Company reached an agreement with the Engle class, which provided assurance of Liggett’s ability to appeal the jury’s July 2000 punitive damage verdict. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett’s existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. In light of the Florida Supreme Court’s July 2006 decision decertifying the Engle class, entitlement to the escrowed monies will have to be determined by the court.
In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Company, et al. awarded $37,500 in compensatory damages in a case involving Liggett and two other tobacco manufacturers. In March 2003, the court reduced the amount of the compensatory damages to $24,860. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle class member suit following entry of final judgment by the Engle trial court; the claims of all other individuals who are purported members of the class were stayed or “abated” pending appellate review of the Engle verdict. Entry of the final judgment in Lukacs, along with plaintiff’s motion to tax costs and attorneys’ fees, was stayed pending appellate review of the Engle final judgment. Liggett may ultimately be required to bond the amount of the judgment against it to perfect its appeal.
Class certification motions are pending in a number of putative class actions. Classes remain certified against Liggett in West Virginia (Blankenship), Kansas (Smith) and New Mexico (Romero). Smith and Romero are alleged price fixing cases. Several classes remain certified against others in the industry. A number of class certification denials are on appeal.
There are currently two cases pending in which plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. In Smith v. Philip Morris, et al., a Kansas state court granted class certification in November 2001. In April 2003, class certification was granted in Romero v. Philip Morris, et al., pending in New Mexico state court, and was affirmed in February 2005 by the New Mexico Supreme Court. In June 2006, the trial court in Romero granted defendants’ motions for summary judgment. Plaintiffs have appealed.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
In April 2001, a California state court in Brown, et al., v. The American Tobacco Co., Inc., et al. granted in part plaintiffs’ motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants’ cigarettes “during the applicable time period” and who were exposed to defendants’ marketing and advertising activities in California. In March 2005, the court issued a ruling granting defendants’ motion to decertify the class based on a recent change in California law. In April 2005, the court denied plaintiffs’ motion for reconsideration of the order which decertified the case. The plaintiffs have appealed. Liggett is a defendant in the case.
Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging, among other things, that the use of the terms “light” and “ultra light” constitutes unfair and deceptive trade practices, among other things. One such suit, Schwab v. Philip Morris, et al., pending in federal court in New York, seeks to create a nationwide class of “light” cigarette smokers and includes Liggett as a defendant. The action asserts claims under RICO. The proposed class is seeking as much as $200,000,000 in damages, which could be trebled under RICO. In November 2005, the court ruled that if the class is certified, the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members. Fluid recovery would permit potential damages to be paid out in ways other than merely giving cash directly to plaintiffs, such as establishing a pool of money that could be used for public purposes. On September 25, 2006, the court granted plaintiff’s motion for class certification. Trial had been scheduled to commence in January 2007. On October 6, 2006, the defendants filed a motion requesting the United States Court of Appeals for the Second Circuit to review the class certification decision and to stay the district court’s decision pending that review. On October 24, 2006, the United States Court of Appeals for the Second Circuit granted a temporary stay of the pre-trial and trial proceedings until a three-judge panel has an opportunity to rule on the defendants’ petition for review of the class certification order. A hearing on the petition for review has been scheduled for December 5, 2006.
In March 2003, in a class action brought against Philip Morris on behalf of smokers of light and ultra light cigarettes, a state court judge in Illinois in the Price, et al., v. Philip Morris case awarded $7,100,500 in actual damages to the class members, $3,000,000 in punitive damages to the State of Illinois (which was not a plaintiff), and approximately $1,800,000 in attorney’s fees and costs. In December 2005, the Illinois Supreme Court reversed the lower state court’s decision and remanded, with instructions to dismiss the case. Plaintiffs filed a motion to stay mandate until final disposition of their petition for writ of certiorari to the United States Supreme Court. This motion was granted.
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia State court has consolidated approximately 975 individual smoker actions that were pending prior to 2001 for trial of certain common issues. The consolidation was affirmed on appeal by the West Virginia Supreme Court. Trial has been set for March 2007 on certain liability and punitive damages claims allegedly common to the consolidated claims. In January 2002, the court severed Liggett from the trial of the consolidated action.
Governmental Actions. As of September 30, 2006, there were five Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was “unjustly enriched” by plaintiffs’ payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.
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
In Republic of Panama v. The American Tobacco Company, et al., and State of Sao Paulo v. The American Tobacco Company, et al., the cases, originally filed in Louisiana state court, were consolidated and then dismissed by the trial court on the basis that Louisiana is not an appropriate forum. The plaintiffs asked the trial court for reconsideration and, at the same time, noticed an appeal to the Louisiana Court of Appeals. The plaintiffs filed new cases in Delaware state court in July 2005. A hearing on the defendants’ motion to dismiss occurred in April 2006, and in July 2006, the Delaware court entered an order dismissing the cases. The plaintiffs have appealed.
In Crow Creek Sioux Tribe v. American Tobacco Company, et al., pending in South Dakota tribal court, a Native American tribe is seeking equitable and injunctive relief for damages incurred by the tribe in paying for the expenses of indigent smokers. The case is dormant at this time.
Federal Government Action. In September 1999, the United States government commenced litigation against Liggett and other tobacco companies in the United States District Court for the District of Columbia. The action sought to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the federal government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in alleged fraud and other allegedly unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The action asserted claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer provisions of the Social Security Act (“MSP”) and RICO. In September 2000, the court dismissed the government’s claims based on MCRA and MSP.
Trial of the case concluded in June 2005. Thereafter, the government filed a proposed Final Judgment and Order requesting: (i) $14,000,000 for a smoking cessation and counter-marketing program; (ii) so-called “corrective statements;” (iii) disclosures; and (iv) enjoined activities.
On August 17, 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. The Final Judgment, among other things, ordered the following relief against the non-Liggett defendants: (i) the defendants are enjoined from committing any act of racketeering concerning the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) the defendants are enjoined from making any material false, misleading, or deceptive statement or representation concerning cigarettes that persuades people to purchase cigarettes; (iii) the defendants are permanently enjoined from utilizing “lights”, “low tar”, “ultra lights”, “mild”, or “natural” descriptors, or conveying any other express or implied health messages in connection with the marketing or sale of cigarettes as of January 1, 2007; (iv) the defendants must make certain corrective statements on their websites, and in television and print media advertisements; (v) the defendants must maintain internet document websites until 2016 with access to smoking and health related documents; (vi) the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
defendants must disclose all disaggregated marketing data to the government on a confidential basis; (vii) the defendants are not permitted to sell or otherwise transfer any of their cigarette brands, product formulas or businesses to any person or entity for domestic use without a court order, and unless the acquiring person or entity agrees to be bound by the terms of the Final Judgment; and (viii) the defendants must pay the appropriate costs of the government in prosecuting the action, in an amount to be determined by the trial court.
No monetary damages were awarded other than the government’s costs. The United States Court of Appeals for the District of Columbia has granted the defendants’ request for a stay pending appeal. It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. While Liggett was excluded from the Final Judgment, to the extent that it leads to a decline in the industry-wide shipments of cigarettes in the United States, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.
Third-Party Payor Actions. As of September 30, 2006, there were four Third-Party Payor Actions pending against Liggett. The Third-Party Payor Actions typically have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. In Third-Party Payor Actions, claimants have set forth several theories of relief sought: funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys’ fees. Although no specific amounts are provided, it is understood that requested damages against the tobacco company defendants in these cases might be in the billions of dollars.
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
In August 2005, the United Seniors Association, Inc. filed a lawsuit in federal court in Massachusetts pursuant to the private cause of action provisions of the MSP seeking to recover for the Medicare program all expenditures on smoking-related diseases since August 1999. On August 28, 2006, the court granted the defendants’ motion to dismiss the complaint. The plaintiffs have appealed.
In Fibreboard Corporation, et al. v. The American Tobacco Company, et al., an action in California state court, the plaintiffs seek reimbursement for damages paid to asbestos victims for medical and other relief, which damages are allegedly attributable to tobacco companies. Motions to dismiss have been stayed since December 2001.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
In November 1998, Philip Morris, Brown & Williamson, R.J. Reynolds and Lorillard (the “Original Participating Manufacturers” or “OPMs”) and Liggett (together with any other tobacco product manufacturer that becomes a signatory, the “Subsequent Participating Manufacturers” or “SPMs”), (the OPMs and SPMs are hereinafter referred to jointly as the “Participating Manufacturers”) entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Mariana Islands (collectively, the “Settling States”) to settle the asserted and unasserted health care cost recovery and certain other claims of those Settling States. The MSA received final judicial approval in each settling jurisdiction.

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

Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. As a result of the acquisition of The Medallion Company, Inc. in April 2002, Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.5% of the total cigarettes shipped in the United States during 2003, 2.3% during 2004 and 2.2% during 2005. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, would pay on each excess unit an amount equal (on a per-unit basis) to that due by the OPMs for that year, subject to applicable adjustments, offsets and reductions. In 2003, Liggett and Vector Tobacco paid a total of $37,541 for their 2002 MSA obligations. At that time, approximately $7,604 was not paid based on Liggett’s and Vector Tobacco’s belief that their MSA payments for 2001 and 2002 should have been reduced as a result of market share loss to non-participating manufacturers, an “NPM Adjustment”. In June 2003, Liggett and Vector Tobacco entered into settlement agreements with the Settling States whereby Liggett and Vector Tobacco agreed to pay a total of $2,478 in April 2004 to resolve the dispute. In April 2004, Liggett and Vector Tobacco paid a total of $50,322 for their 2003 MSA obligations. In April 2005, Liggett and Vector Tobacco paid a total of $20,982 for their 2004 MSA obligations. In April 2006, Liggett and Vector Tobacco paid a total of $10,637 for their 2005 MSA obligations. Liggett and Vector Tobacco have expensed $24,101 for their estimated MSA obligations for the first nine months of 2006 as part of cost of goods sold.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Under the payment provisions of the MSA, the Participating Manufacturers are required to pay the following base annual amounts (subject to applicable adjustments, offsets and reductions):

Payment Year	Base Amount
2006 – 2007	$8,000,000
2008 and each year thereafter	$9,000,000
These annual payments will be allocated based on unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligations of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.

On March 30, 2005, the Independent Auditor under the MSA calculated $28,668 in MSA payments for Liggett’s 2004 sales. In April 2005, Liggett paid $11,678 of this amount and, in accordance with its rights under the MSA, disputed the balance of $16,990. Of the disputed amount, Liggett paid $9,304 into the disputed payments account under the MSA and withheld from payment $7,686. The $9,304, which has since been released to the Settling States although Liggett continues to dispute that this money is owed, represents the amount claimed by Liggett as an adjustment to its 2003 payment obligation under the MSA for the NPM Adjustment. At September 30, 2006, included in “Other assets” on the Company’s consolidated balance sheet was a receivable of $6,513 relating to such amount. The $7,686 withheld from payment represents $5,318 claimed as an adjustment to Liggett’s 2004 MSA obligation for the NPM Adjustment and $2,368 relating to the retroactive change, discussed below, to the method for computing payment obligations under the MSA which Liggett contends, among other things, is not in accordance with the MSA. Liggett withheld approximately $1,600 from its payment due under the MSA in April 2006 which Liggett claims as the NPM Adjustment to its 2005 payment obligation and $2,612 relating to the “gross” versus “net” dispute discussed below.

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

Since April 2006, notwithstanding provisions in the MSA requiring arbitration, 37 Settling States have filed declaratory judgment actions, complaints or motions seeking a determination that they “diligently enforced” their respective escrow statutes enacted in connection with the MSA and, therefore, are immune from any downward adjustment to their 2003 annual payments. The Participating Manufacturers have filed motions to compel arbitration of the dispute. These actions are limited to the potential NPM Adjustment for 2003, which the Independent Auditor under the MSA previously determined to be as much as $1,200,000. To date, 22 of 23 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable. Many of the decisions compelling arbitration have been appealed. The Participating Manufacturers have appealed the decision of the North Dakota court that the dispute is not arbitrable. There is no certainty that the Participating Manufacturers will receive any adjustment as a result of these proceedings.

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

In 2003, in order to resolve any potential issues with Minnesota as to Liggett’s settlement obligations, Liggett negotiated a $100 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. In December 2004, Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In March 2005, Florida

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. Liggett has recently offered Florida $2,500 in a lump sum to settle all alleged obligations through December 31, 2006 and $100 per year thereafter, to resolve all alleged future obligations under the settlement agreement. In November 2004, Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In April 2005, Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. No specific monetary demand has been made by Texas. Liggett has met with representatives of Mississippi and Texas to discuss the issues relating to the alleged defaults, although no resolution has been reached.

Except for $2,000 accrued for the year ended December 31, 2005 and an additional $500 accrued during the third quarter of 2006, in connection with the foregoing matters, no other amounts have been accrued in the accompanying consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. At September 30, 2006, $2,500 remained in settlement accruals on the Company’s consolidated balance sheet. There can be no assurance that Liggett will resolve these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

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

In the notice sent to the Attorneys General, the Company’s subsidiaries indicated that they sought to enforce the terms of the MSA, void the General Tobacco agreement and enjoin the Settling States and National Association of Attorneys General from listing General Tobacco as a Participating Manufacturer on their websites. Several SPMs, including Liggett and Vector Tobacco, filed a motion in state court in Kentucky seeking to enforce the terms of the MSA with respect to General Tobacco or, alternatively, to receive the same treatment as General Tobacco under the MSA’s most favored nation clause. In January 2006, the court entered an order denying the motion and finding that the terms of the General Tobacco settlement agreement were not in violation of the MSA. The judge also found that the SPMs, under these circumstances, were not entitled to most favored nation treatment. These SPMs have given notice of appeal in this case.

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

Upcoming Trials. An individual action in New York state court is currently scheduled for trial in September 2007. Liggett is a defendant along with other tobacco companies. An individual action in Missouri, where Liggett is the sole tobacco company defendant, is currently scheduled for trial in

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
May 2007. Two other individual actions in Florida are likely to be set for trial during 2007. Liggett is the sole tobacco company defendant in one of these cases. The Schwab class action trial had been scheduled to commence in January 2007, but, it has been temporarily stayed pending further determination by the United States Court of Appeals for the Second Circuit. Trial dates, however, are subject to change.

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

Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision. Although the Florida Supreme Court affirmed the decision to decertify the class and the order vacating the punitive damages award, the court upheld certain of the trial court’s Phase I determinations. These findings could result in the filing of a large number of individual personal injury cases in Florida which could have a material adverse effect on the Company. In June 2002, the jury in the Lukacs case, an individual case brought under the third phase of the Engle case, awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. Entry of the final judgment in Lukacs, along with plaintiff’s motion to tax costs and attorneys’ fees, was stayed pending appellate review of the Engle final judgment. Liggett may ultimately be required to bond the amount of the judgment entered against it to perfect its appeal. In April 2004, a jury in a Florida state court action awarded compensatory damages of approximately $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. On August 17, 2006, the trial court in the Department of Justice case entered a Final Judgment and Remedial Order against certain cigarette manufacturers. It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. While Liggett was excluded from the Final Judgment, to the extent that the judgment leads to a decline in the industry-wide shipments of cigarettes in the United States, Liggett’s sales volume, operating income and cash flows could be materially adversely affected. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments as a result of the decision in the Engle case, including the filing of a large number of individual personal injury cases in Florida. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

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

In August 1996, the Food and Drug Administration (“FDA”) filed in the Federal Register a Final Rule classifying tobacco as a “drug” or “medical device”, asserting jurisdiction over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rule. In March 2000, the United States Supreme Court ruled that the FDA does not have the power to regulate tobacco. Liggett supported the FDA Rule and began to phase in compliance with certain of the proposed FDA regulations. Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers. Congressional advocates of FDA regulations have introduced legislation that would give the FDA authority to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health, thereby allowing the FDA to reinstate its prior regulations or adopt new or additional regulations. In

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
October 2004, the Senate passed a bill, which did not become law, providing for FDA regulation of tobacco products. A substantially similar bill was reintroduced in Congress in March 2005. The ultimate outcome of these proposals cannot be predicted, but FDA regulation of tobacco products could have a material adverse effect on the Company.

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

Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. In 2005, nine states enacted increases in excise taxes and, in 2006, five states enacted increases in excise taxes. Further increases from other states are expected. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and various states and other jurisdictions have currently under consideration or pending legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had an adverse effect on sales of cigarettes.

Various states have adopted or are considering legislation establishing reduced ignition propensity standards for cigarettes. Compliance with this legislation could be burdensome and costly. In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control with developing standards for “self-extinguishing” or reduced ignition propensity cigarettes. All cigarettes manufactured for sale in New York State must be manufactured to specific reduced ignition propensity standards set forth in the regulations. Liggett and Vector Tobacco are in compliance with the New York reduced ignition propensity regulatory requirements. Since the passage of the New York law, the states of Vermont, California, New Hampshire and Illinois have passed similar laws utilizing the same technical standards, effective on May 1, 2006, January 1, 2007, October 1, 2007 and January 1, 2008, respectively. Massachusetts has also recently enacted

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
reduced ignition propensity standards for cigarettes, although currently there is no effective date for the legislation. Similar legislation is being considered by other state governments and at the federal level. Compliance with such legislation could harm the business of Liggett and Vector Tobacco, particularly if there were to be varying standards from state to state.

Federal or state regulators may object to Vector Tobacco’s low nicotine and nicotine-free cigarette products and reduced risk cigarette products it may develop as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace or significant changes to advertising. Various concerns regarding Vector Tobacco’s advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has previously engaged in discussions in an effort to resolve these concerns and Vector Tobacco has, in the interim, suspended all print advertising for its Quest brand. If Vector Tobacco is ultimately unable to advertise its Quest brand, it could have a material adverse effect on sales of Quest. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco’s products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco’s business may become subject to extensive domestic and international governmental regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution, advertising and labeling of tobacco products as well as any express or implied health claims associated with reduced risk, low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies such as the FDA, the Federal Trade Commission (“FTC”) or the United States Department of Agriculture may be established. The FTC has expressed interest in the regulation of tobacco products which bear reduced carcinogen claims. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse effect on the Company.

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

Other Matters:

In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. The Company believes that the fair value of Eve’s guarantee was negligible at September 30, 2006.

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at September 30, 2006.

In 1994, New Valley commenced an action against the United States government seeking damages for breach of a launch services agreement covering the launch of one of the Westar satellites owned by New Valley’s former Western Union satellite business. New Valley had a contract with NASA to launch two Westar satellites. The first satellite was launched in 1984, and the second was scheduled to be launched in 1986. Following the explosion of the space shuttle Challenger in January 1986, the President of the United States announced a change in the government’s policy regarding commercial satellite launches, and New Valley’s satellite was not launched. In 1995, the United States Court of Federal Claims granted the government’s motion to dismiss and, in 1997, the United States Court of Appeals for the Federal Circuit reversed and remanded the case. Trial of the case was completed in New York federal court in August 2004 and decision was reserved. In December 2004, the case was transferred to Judge Wiese of the United States Court of Federal Claims. In August 2005, Judge Wiese issued an opinion concluding that the United States government is liable for breach of contract to New Valley. In August 2006, the court denied the parties’ cross motions for summary judgment and ordered the parties to submit a pretrial schedule for proceedings relating to the issue of quantification of damages.

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

Defined Benefit and Postretirement Plans:

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the three and nine months ended September 30, 2006 and 2005 consists of the following:

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Service cost – benefits earned during the period	$1,225	$1,321	$3,675	$3,963
Interest cost on projected benefit obligation	2,250	2,172	6,750	6,516
Expected return on plan assets	(3,145)	(3,069)	(9,435)	(9,207)
Amortization of prior service cost	262	—	786	—
Amortization of net loss	435	468	1,305	1,404

Net expense	$1,027	$892	$3,081	$2,676

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)

	Other		Other
	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Service cost – benefits earned during the period	$5	$7	$15	$21
Interest cost on projected benefit obligation	150	153	450	459
Expected return on plan assets	—	—		—
Amortization of net loss	3	11	9	33

Net expense	$158	$171	$474	$513

The Company did not make contributions to its pension benefits plans for the three and nine months ended September 30, 2006 and does not anticipate making any contributions to such plans in 2006. The Company anticipates paying approximately $550 in other postretirement benefits in 2006.

10.	STOCK-BASED COMPENSATION

The Company grants equity compensation under two long-term incentive plans. As of
September 30, 2006, there were approximately 4,729,500 shares available for issuance under the Company’s Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”) and approximately 824,300 shares available for issuance under the 1998 Long-Term Incentive Plan.

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

Stock Options. On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which requires the Company to value unvested stock options granted prior to the adoption of SFAS No. 123(R) under the fair value method of accounting and expense this amount in the statement of operations over the stock options’ remaining vesting period. Upon adoption, there was no cumulative adjustment for the impact of the change in accounting principles because the assumed forfeiture rate did not differ significantly from prior periods. The Company recognized compensation expense of $123 and $438 ($73 and $260 net of income taxes) related to stock options in the three and nine months ended September 30, 2006, respectively, as a result of adopting SFAS No. 123(R).

The terms of certain stock options awarded under the 1999 Plan in January 2001 and November 1999 provide for common stock dividend equivalents (at the same rate as paid on the common stock) with respect to the shares underlying the unexercised portion of the options. Prior to January 1, 2006, in accordance with APB Opinion No. 25, the Company accounted for the dividend equivalent rights on these options as additional compensation cost ($1,503 and $4,776 for the three and nine months ended September 30, 2005). Effective January 1, 2006, in accordance with SFAS No. 123(R), the Company recognizes payments of the dividend equivalent rights on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet ($4,734 for the nine months ended September 30, 2006), which is included as “Distributions on common stock” in the Company’s consolidated statement of changes in stockholders’ equity.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
The net impact of the adoption of SFAS No. 123(R) was a reduction in the operating, selling, administrative and general expenses of $1,457 and $4,296 and an increase in net income of $1,431 and $4,326 for the three and nine months ended September 30, 2006, respectively. The net impact of the adoption of SFAS No. 123(R) was an increase in diluted EPS from $0.31 to $0.32 for the three months ended September 30, 2006 and $0.42 to $0.45 for the nine months ended September 30, 2006.
Awards of options to employees under the Company’s stock compensation plans generally vest over periods ranging from four to five years and have a term of ten years from the date of grant. The expense related to stock option compensation included in the determination of net income for the three and nine month period ended September 30, 2005 differs from that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. Had the Company elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, its pro forma net income and pro forma EPS for the three and nine months ended September 30, 2005 would have been as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	Restated	Restated
Net income	$10,045	$33,620

Add: employee stock compensation expense included in reported net income, net of related tax effects	2,008	5,674
Deduct: total employee stock compensation expense determined under the fair value method for all awards, net of related tax effects	(904)	(1,938)

Pro forma net income	$11,149	$37,356

Income per share:
Basic – as reported	$0.22	$0.73

Diluted – as reported	$0.21	$0.69

Basic – pro forma	$0.23	$0.75

Diluted – pro forma	$0.22	$0.72

The pro-forma amounts previously reported for the 2005 period have been revised to reflect payments of dividend equivalent rights ($1,461 and $4,643, net of tax, for the three and nine months ended September 30, 2005, respectively) on unexercised options as reductions in additional paid-in capital rather than compensation expense in accordance with SFAS No. 123. Additionally, upon reflecting the payment of dividend equivalent rights as a reduction of additional paid-in capital in determining its pro forma net income, the Company accounted for the effect of the underlying options as participating securities when calculating its basic pro forma EPS. As a result, pro forma net income was reduced by $441 and $2,912 for the three and nine months ended September 30, 2005, respectively, when calculating basic pro forma EPS.

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
The fair value of option grants to employees is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in computing fair value of options granted in the three and nine months ended September 30, 2006 were based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company’s common stock over the expected term of the option.
The following table summarizes the assumptions which were used in determining the fair value of options granted during the three and nine months ended September 30, 2006.

Risk-free interest rate	4.9% – 5.0%
Expected volatility	38.17% – 40.52%
Dividend yield	9.96 – 10.03%
Expected holding period	6 – 6.75 years
Weighted average fair value	$2.14 – $2.50
A summary of the Company’s stock option activity during the nine months ended September 30, 2006 follows:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value(1)
Outstanding at December 31, 2005	8,996,574	$10.04	3.6	—
Granted	283,500	16.76	—	—
Exercised	(156,692)	9.80	—	—

Forfeited or expired	(15,006)	17.69	—	—

Outstanding at September 30, 2006	9,108,376	$10.24	3.1	$57,015

Options exercisable at September 30, 2006	8,744,315			$56,871

Options vested during period	62,706			$74

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($16.22 at September 30, 2006) exceeds the option exercise price.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $209 and $1,104, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2005 was $194 and $1,055, respectively.
As of September 30, 2006, there was $682 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of less than one year at September 30, 2006.
In November 2005, the President of Liggett and Liggett Vector Brands agreed to the cancellation of an option to purchase 319,069 shares of the Company’s common stock at $30.09 per share granted under the 1999 Plan in September 2001. In this regard, the President of Liggett and the Company entered into an agreement, in which the Company, in accordance with the 1999 Plan, agreed after the passage of more than six months and assuming his continued employment with the Company or an affiliate of the Company, to grant him another stock option under the 1999 Plan covering 262,500 shares of the Company’s common stock with the exercise price equal to the value of the common stock on the grant date of the replacement option. The new option was issued on August 14, 2006 with an exercise price of $16.89 per share and a ten-year term and will become exercisable with respect to one-fourth of the shares on December 1, 2006, with an additional one-fourth becoming exercisable on each of the three succeeding one-year anniversaries of the first exercisable date through December 1, 2009.
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
Restricted Stock Awards. In January 2005, New Valley awarded the President of New Valley, who also served in the same position with the Company, a restricted stock grant of 1,250,000 shares of New Valley’s common shares. Under the terms of the award, one-seventh of the shares vested on July 15, 2005, with an additional one-seventh vesting on each of the five succeeding one-year anniversaries of the first vesting date through July 15, 2010 and an additional one-seventh vesting on January 15, 2011. In September 2005, in connection with his election as Chief Executive Officer of the Company, he renounced and waived, as of that date, the unvested 1,071,429 common shares deliverable by New Valley to him in the future. The Company recorded an expense of $102 and $1,267 associated with the grant for the three and nine months ended September 30, 2005.
In September 2005, the President of the Company was awarded a restricted stock grant of 525,000 shares of the Company’s common stock and, on November 16, 2005, he was awarded an additional restricted stock grant of 82,498 shares of the Company’s common stock, in each case, pursuant to the 1999 Plan. Pursuant to the restricted share agreements, one-fourth of the shares vested on September 15, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through September 15, 2009. In the event his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in his restricted share agreements) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. These restricted stock awards by the Company replaced the unvested portion of the New Valley restricted stock grant relinquished by the President of the Company. The number of restricted shares of the Company’s common stock awarded to him by the Company (607,498 shares) was the equivalent of the number of shares of the Company’s common stock that would have been issued to him had he retained his unvested New Valley

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
restricted shares and those shares were exchanged for the Company’s common stock in the exchange offer and subsequent merger whereby the Company acquired the remaining minority interest in New Valley in December 2005. The Company recorded deferred compensation of $11,340 representing the fair market value of the total restricted shares on the dates of grant. The deferred compensation will be amortized over the vesting period as a charge to compensation expense. The Company recorded an expense of $749 and $2,273 associated with the grants for the three and nine months ended September 30, 2006.
In November 2005, the President of Liggett and Liggett Vector Brands was awarded a restricted stock grant of 52,500 shares of the Company’s common stock pursuant to the 1999 Plan. Pursuant to his restricted share agreement, one-fourth of the shares vested on November 1, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through November 1, 2009. In the event his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in his restricted share agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The Company recorded deferred compensation of $1,018 representing the fair market value of the restricted shares on the date of grant. The Company recorded an expense of $63 and $191 associated with the grant for the three and nine months ended September 30, 2006.
The Company also recognized $55 and $161 of expense for the three and nine months ended September 30, 2006 and September 30, 2005, respectively, in connection with restricted stock awards granted to its outside directors in June 2004.
As of September 30, 2006, there was $7,216 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 1.96 years at September 30, 2006.
The Company’s accounting policy is to treat dividends paid on restricted stock as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.
11.	INCOME TAXES

On July 20, 2006, the Company entered into a settlement with the Internal Revenue Service with respect to the Philip Morris brand transaction where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. The Company deferred for income tax purposes, a portion of the gain on the transaction until such time as the options were exercised. In connection with an examination of the Company’s 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in September 2003 a notice of proposed adjustment. The notice asserted that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. As part of the settlement, the Company agreed that $87,000 of the gain on the transaction would be recognized by the Company as income for tax purposes in 1999 and that the balance of the remaining gain, net of previously capitalized expenses of $900, ($192,000) will be recognized by the Company as income in 2008 or 2009, upon exercise of the options. The Company anticipates paying during the third and fourth quarters of 2006 approximately $41,400, including interest, with respect to the gain recognized in 1999. As a result of the settlement, the Company reduced, during the third quarter of 2006, the excess portion ($11,500)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
of a previously established reserve in its consolidated financial statements, which resulted in a decrease in such amount in reported income tax expense in the consolidated statements of operations.
Vector’s income tax rate for the three months ended September 30, 2006 does not bear a customary relationship to statutory income tax rates as a result of the $11,500 reduction in previously established reserves discussed above offset by nondeductible expenses and state income taxes. Vector’s income tax rate for the nine months ended September 30, 2006 does not bear a customary relationship to statutory income tax rates as a result of the impact of the nondeductible expense associated with the conversion of its 6.25% convertible notes due 2008, other nondeductible expenses and state income taxes, offset by the $11,500 reduction in previously established reserves. Vector’s income tax rate for the three and nine months ended September 30, 2005 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes, the receipt of the LTS distribution, the utilization of deferred tax assets at New Valley and the intraperiod allocation at New Valley between income from continuing and discontinued operations.
The difference between the Company’s income tax rate of a benefit of 22% for the three months ended September 30, 2006 and expense of 43% for the three months ended September 30, 2005 relates primarily to the $11,500 reduction in previously established reserves associated with the Philip Morris brand transaction offset by nondeductible expenses. The difference between the Company’s income tax rate of 34% for the nine months ended September 30, 2006 and the tax rate of 50% for the nine months ended September 30, 2005 relates primarily to the nondeductible charge of $14,860 on the loss on conversion of the Company’s 6.25% convertible notes due 2008 and the $11,500 reduction in previously established reserves.
The Company’s provision for income taxes in interim periods is based on an estimated annual effective tax rate derived, in part, from estimated annual pre-tax results. The Company did not anticipate the nondeductible loss on the conversion of the notes and the reduction of previously established reserves. As a result, it did not incorporate these items into the computation of its estimated annual effective tax rate. Accordingly, the provision for income taxes for Vector for the three and nine months ended September 30, 2006 is computed based on the actual effective tax rate applying the discrete method.
The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of September 30, 2006, the Company’s deferred income tax liabilities exceeded its deferred income tax assets by $53,713. The largest component of the Company’s deferred tax liabilities exists because of differences that resulted from the Philip Morris brand transaction discussed above.
12.	NEW VALLEY

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
Residential Brokerage Business. New Valley recorded income of $3,605 and $4,229 for the three months ended September 30, 2006 and 2005, respectively, and income of $10,645 and $9,689 for the nine months ended September 30, 2006 and 2005, respectively, associated with Douglas Elliman Realty. The income includes 50% of Douglas Elliman’s net income as well as interest income and management fees earned by New Valley. Summarized financial information for Douglas Elliman Realty for the three and nine months ended September 30, 2006 and 2005 and as of September 30, 2006 and December 31, 2005 is presented below.

	September 30, 2006	December 31, 2005
Cash	$20,807	$15,384
Other current assets	7,593	5,977
Property, plant and equipment, net	18,087	17,973
Trademarks	21,663	21,663
Goodwill	38,114	37,924
Other intangible assets, net	1,809	2,072
Other non-current assets	1,158	1,579
Notes payable – current	3,458	4,770
Other current liabilities	20,901	16,977
Notes payable – long term	46,554	54,422
Other long-term liabilities	2,890	4,941
Members’ equity	35,428	21,462

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$86,082	$92,523	$264,157	$254,092
Costs and expenses	76,450	81,498	236,882	227,260
Depreciation expense	1,272	1,259	3,735	3,587
Amortization expense	102	183	307	550
Interest expense, net	1,412	1,365	4,346	4,439
Income tax expense	427	276	764	650

Net income	$6,419	$7,942	$18,123	$17,606

Hawaiian Hotel. New Valley recorded a loss of $325 and $58 for the three months ended September 30, 2006 and 2005, respectively, and income of $829 and a loss of $3,500 for the nine months ended September 30, 2006 and 2005, respectively, associated with Koa Investors. The income in the 2006 nine-month period related to the receipt of a tax credit of $1,154 from the State of Hawaii, which was received in the first quarter of 2006, offset by equity in the loss of Koa Investors of $325 during the third quarter of 2006. Summarized financial information for the three and nine months ended September 30, 2006 and 2005 and as of September 30, 2006 and December 31, 2005 for Koa Investors is presented below.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)

	September 30, 2006	December 31, 2005
Cash	$1,212	$1,375
Restricted assets	3,149	3,135
Other current assets	2,621	1,543
Property, plant and equipment, net	69,133	72,836
Deferred financing costs, net	1,498	2,018
Accounts payable and other current liabilities	10,833	8,539
Notes payable	82,000	82,000
Members’ deficit	(15,220)	(9,632)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$7,718	$6,986	$22,936	$17,739
Costs and operating expenses	7,077	7,776	20,661	18,991
Management fees	40	200	100	534
Depreciation and amortization expense	1,527	2,799	4,452	5,869
Interest expense, net	1,688	1,439	4,900	4,457

Net loss	$(2,614)	$(5,228)	$(7,177)	$(12,112)

In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82,000 at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57,000 construction loan and distributed a portion of the proceeds to its members, including $5,500 to New Valley. As a result of the refinancing, New Valley suspended its recognition of equity losses in Koa Investors to the extent such losses exceed its basis plus any commitment to make additional investments, which totaled $600 at the refinancing. New Valley recorded a $600 liability for its future obligation to Koa Investors which was carried under “Other liabilities” on the Company’s consolidated balance sheet at December 31, 2005. In August 2006, New Valley contributed $925 to Koa in the form of $600 of the required contributions and $325 of discretionary contributions. Accordingly, the Company has recognized a $325 loss from its equity investment in Koa Investors for the three and nine months ended September 30, 2006. New Valley was not obligated to fund any additional amounts to Koa Investors at September 30, 2006.
St. Regis Hotel, Washington, D.C. In June 2005, affiliates of New Valley and Brickman Associates formed 16th & K Holdings LLC (“Hotel LLC”), which acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C., for $47,000 in August 2005. In connection with the purchase of the hotel, a subsidiary of Hotel LLC entered into agreements to borrow up to $50,000 of senior and subordinated debt. In April 2006, Hotel LLC purchased for approximately $3,000 a building adjacent to the hotel to house various administrative and sales functions. New Valley, which holds a 50% interest in Hotel LLC, had invested $9,625 in the project at September 30, 2006 and had committed to make additional investments of up to $325 at September 30, 2006.
New Valley accounts for its interest in Hotel LLC under the equity method and recorded a loss of $588 and $887 for the three and nine months ended September 30, 2006, respectively, in connection with its investment in Hotel LLC. New Valley recorded income of $13 for the three and nine months ended September 30, 2005, respectively in connection with its investment in Hotel LLC. The St. Regis Hotel was temporarily closed on August 31, 2006 for an extensive renovation. Hotel LLC is capitalizing all costs other than management fees related to the renovation of the property during the renovation phase.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Holiday Isle. During the fourth quarter of 2005, New Valley advanced a total of $2,750 to Ceebraid Acquisition Corporation (“Ceebraid”), an entity which entered into an agreement to acquire the Holiday Isle Resort in Islamorada, Florida. In February 2006, Ceebraid filed for Chapter 11 bankruptcy after it was unable to consummate financing arrangements for the acquisition. Although Ceebraid continued to seek to obtain financing for the transaction and to close the acquisition pursuant to the purchase agreement, the Company determined that a reserve for uncollectibility should be established against these advances at December 31, 2005. In April 2006, an affiliate of Ceebraid completed the acquisition of the property for $98,000, and New Valley increased its investment in the project to a total of $5,800 and indirectly holds an approximate 22.22% equity interest in Ceebraid. New Valley had committed to make additional investments of up to $200 in Holiday Isle at September 30, 2006. The investors intend to build a condominium hotel resort and marina, with approximately 150 hotel units. In connection with the closing of the purchase, an affiliate of Ceebraid borrowed $98,000 of mezzanine and senior debt to finance a portion of the purchase price and anticipated development costs. In April 2006, Vector agreed, under certain circumstances, to guarantee up to $2,000 of the debt. The Company believes the fair value of its guarantee was negligible at September 30, 2006. New Valley accounts for its interest in Holiday Isle under the equity method and recorded a loss of $571 and $861 for the three and nine months ended September 30, 2006 in connection with its investment. Holiday Isle will capitalize all costs related to the renovation of the property during the renovation phase.
Long-Term Investments. New Valley owns long-term investments in certain limited partnerships, which have a $32,934 carrying value at September 30, 2006. The principal business of the limited partnerships is investing in investment securities and real estate. New Valley believes the fair value of the limited partnerships exceeds their carrying amount by approximately $10,462. The estimated fair market value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. New Valley’s estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company is required to make additional investments in one of its limited partnerships of up to an aggregate of $341 at September 30, 2006. In addition, the investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. In August 2006, the Company invested $25,000 in Icahn Partners, LP, a privately managed investment partnership, of which Carl Icahn is the portfolio manager and the controlling person of the general partner and manager of the partnership. Affiliates of Mr. Icahn are the beneficial owners of approximately 20.4% of Vector’s common stock. On November 1, 2006, the Company invested $10,000 in Jefferies Buckeye Fund, LLC, a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. Affiliates of Jefferies Asset Management, LLC own approximately 9.0% of Vector’s common stock.
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
On March 30, 2005, New Valley distributed the 19,876,358 shares of LTS common stock it acquired from the conversion of the note to holders of New Valley common shares through a special distribution. On the same date, the Company distributed the 10,947,448 shares of LTS common stock that it received from New Valley to the holders of its common stock as a special distribution. In the first quarter of 2005, the Company recognized an equity loss in operations of LTS of $299.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Following the distribution, New Valley continued to hold the 11,111,111 shares of LTS common stock (approximately 7.2% of the outstanding shares) and $5,000 principal amount of LTS’s notes due December 31, 2006, which are carried at $0 in the Company’s consolidated balance sheet as of September 30, 2006. The shares of LTS common stock held by New Valley have been accounted for as investment securities available for sale and are carried at $11,667 on the Company’s consolidated balance sheet at September 30, 2006.
13.	NEW VALLEY EXCHANGE OFFER

In December 2005, the Company completed an exchange offer and subsequent short-form merger whereby it acquired the remaining 42.3% of the common shares of New Valley Corporation that it did not already own. As result of these transactions, New Valley Corporation became a wholly-owned subsidiary of the Company and each outstanding New Valley Corporation common share was exchanged for 0.514 shares of the Company’s common stock. The surviving corporation in the short-form merger was subsequently merged into a new Delaware limited liability company named New Valley LLC, which conducts the business of the former New Valley Corporation.

New Valley LLC is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties. (See Note 12.)

Purchase Accounting. Approximately 5,296,576 shares of Vector common stock were issued in connection with the transactions. The aggregate purchase price amounted to $106,900, which included $101,039 in the Company’s common stock, $758 of accrued purchase price obligation, $4,130 in acquisition related costs and $973 of exchanged options, which represents the fair value on the acquisition date of the Vector options issued in exchange for the outstanding New Valley options. The transactions were accounted for under the provisions of SFAS No. 141, “Business Combinations.” The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition.

The purchase price reflects the fair value of Vector common stock issued in connection with the transactions based on the average closing price of the Vector common stock for the five trading days including November 16, 2005, which was $19.08 per share. The purchase price for New Valley was primarily determined on the basis of management’s assessment of the value of New Valley’s assets (including deferred tax assets and net operating losses) and its expectations of future earnings and cash flows, including synergies.

In connection with the acquisition of the remaining interests in New Valley, Vector estimated the fair value of the assets acquired and the liabilities assumed at the date of acquisition, December 9, 2005. The Company’s analysis indicated that the fair value of net assets acquired, net of Vector’s stock ownership of New Valley prior to December 9, 2005, totaled $150,543, compared to a fair value of liabilities assumed of $22,212, yielding net assets acquired of $128,331 which were then compared to the New Valley purchase price of $106,900 resulting in a reduction of non-current assets acquired of $14,665 and negative goodwill of $6,766. Generally accepted accounting principles require that negative goodwill be reported as an extraordinary item on the Company’s statement of operations.

Prior to December 9, 2005, New Valley’s operating results were included in the consolidated financial statements of the Company and had been reduced by the minority interests in New Valley. The unaudited pro forma results of operations for the three and nine months ended September 30, 2005 of the Company and New Valley, prepared based on the purchase price allocation for New Valley described above and as if the New Valley acquisition had occurred at January 1, 2005, would have been as follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	Sept. 30, 2005	Sept. 30, 2005
	Restated	Restated
Pro forma total net revenues	$124,965	$342,251
Pro forma net income from continuing Operations	$9,389	$30,693
Pro forma net income	$9,389	$39,214
Pro forma basic weighted average shares Outstanding	51,597,111	51,485,484
Pro forma income from continuing operations per basic common share	$0.18	$0.60
Pro forma net income per basic common share	$0.18	$0.76
Pro forma diluted weighted average shares outstanding	54,148,163	53,709,795
Pro forma income from continuing operations Per diluted common share	$0.17	$0.57
Pro forma net income per diluted common Share	$0.17	$0.73
The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the New Valley acquisition had been completed on January 1, 2005. In addition, the pro forma information above does not attempt to project the Company’s future results of operations.

14.	DISCONTINUED OPERATIONS

Real Estate Leasing. As discussed in Note 12, in February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the consolidated financial statements of the Company reflect New Valley’s real estate leasing operations as discontinued operations for the three months ended March 31, 2005. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations”.

Summarized operating results of the discontinued real estate leasing operations for the nine months ended September 30, 2005 are as follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)

Nine Months Ended
Sept. 30, 2005
Revenues	$924
Expenses	515

Income from discontinued operations before income taxes and minority interests	409
Income tax expense from discontinued operations	223
Minority interests	104

Income from discontinued operations	$82

Gain on Disposal of Discontinued Operations. New Valley recorded a gain on disposal of discontinued operations of $2,952 (net of minority interests and taxes) for the nine months ended September 30, 2005 in connection with the sale of the office buildings.

15.	SEGMENT INFORMATION

The Company’s significant business segments for the three and nine months ended September 30, 2006 and 2005 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s continuing operations before taxes and minority interests for the three and nine months ended September 30, 2006 and 2005 follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)

			Vector		Real	Corporate
	Liggett		Tobacco		Estate	and Other	Total
Three Months Ended Sept. 30, 2006:

Revenues	$135,941		$1,724		$—	$—	$137,665
Operating income (loss)	34,648		(2,637)		—	(6,310)	25,701
Depreciation and amortization	1,839		83		—	564	2,486

Three Months Ended Sept. 30, 2005:

Revenues	$122,718		$2,247		$—	$—	$124,965
Operating income (loss)	31,478	(1)	(4,115	)(1)	—	(7,387)	19,976	(1)
Depreciation and amortization	1,903		143		—	691	2,737

Nine Months Ended Sept. 30, 2006:

Revenues	$363,308		$5,416		$—	$—	$368,724
Operating income (loss)	95,919		(8,927)		—	(18,604)	68,388
Identifiable assets	301,385		6,243		29,287	262,071	598,986
Depreciation and amortization	5,501		225		—	1,751	7,477
Capital expenditures	8,861		65		—	22	8,948

Nine Months Ended Sept. 30, 2005:

Revenues	$334,582		$7,669		$—	$—	$342,251
Operating income (loss)	97,693	(1)	(11,295	)(1)	—	(23,412)	62,986	(1)
Identifiable assets	282,766		4,901		33,441	215,617	536,725
Depreciation and amortization	5,880		539		—	1,862	8,281
Capital expenditures	4,723		12		—	429	5,164

(1)	Includes a special federal quota stock liquidation assessment under the federal tobacco buyout legislation of $5,219 ($5,150 at Liggett and $69 at Vector Tobacco).

16. RESTATED FINANCIAL INFORMATION
     The following tables set forth the effects of the restatement of the Company’s unaudited consolidated balance sheets as of June 30, 2006, March 31, 2006, December 31, 2005, September 30, 2005 and December 31, 2004 and the Company’s unaudited statements of operations for the three and six months ended June 30, 2006 and 2005, the three months ended March 31, 2006 and 2005 and the three and nine months ended September 30, 2005 and the years ended December 31, 2005 and 2004, respectively. There was no change to each subtotal (operating, investing and financing) in the Company’s consolidated statements of cash flows as a result of the restatement.
Consolidated Balance Sheets

	As of June 30, 2006		As of March 31, 2006		As of December 31, 2005		As of September 30, 2005		As of December 31, 2004
	As		As		As		As		As
	Previously		Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
ASSETS:
Current assets:
Cash and cash equivalents	$155,752	$155,752	$172,151	$172,151	$181,059	$181,059	$158,964	$158,964	$110,004	$110,004
Investment securities available for sale	25,020	25,020	30,583	30,583	18,507	18,507	19,672	19,672	14,927	14,927
Accounts receivable — trade	15,722	15,722	16,503	16,503	12,714	12,714	22,373	22,373	2,464	2,464
Inventories	71,918	71,918	72,318	72,318	70,395	70,395	76,602	76,602	78,941	78,941
Deferred income taxes	25,656	25,656	25,396	25,396	26,179	26,179	3,486	3,486	22,695	3,486
Assets held for sale	1,325	1,325	—	—	—	—	—	—	—	—
Other current assets	9,996	9,996	10,272	10,272	10,245	10,245	9,642	9,642	13,093	13,093

Total current assets	305,389	305,389	327,223	327,223	319,099	319,099	290,739	290,739	242,124	242,124
Property, plant and equipment, net	58,631	58,631	61,348	61,348	62,523	62,523	62,615	62,615	65,357	65,357
Assets held for sale, net	—	—	—	—	—	—	2,212	2,212	54,077	54,077
Long-term investments, net	7,869	7,869	7,869	7,869	7,828	7,828	2,540	2,540	2,410	2,410
Investments in non-consolidated real estate businesses	29,226	29,226	19,623	19,623	17,391	17,391	33,441	33,441	27,160	27,160
Restricted assets	5,099	6,777	5,065	6,743	5,065	6,743	5,082	5,082	4,374	4,374
Deferred income taxes	57,345	57,345	66,644	66,644	69,988	69,988	17,937	17,937	18,119	18,119
Intangible asset	107,511	107,511	107,511	107,511	107,511	107,511	107,511	107,511	107,511	107,511
Other assets	12,617	11,548	13,611	12,451	13,725	12,469	14,330	14,648	14,763	14,795

Total assets	$583,687	$584,296	$608,894	$609,412	$603,130	$603,552	$536,407	$536,725	$535,895	$535,927

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (continued)
(Unaudited)
Consolidated Balance Sheets (continued)

	As of June 30, 2006		As of March 31, 2006		As of December 31, 2005		As of September 30, 2005		As of December 31, 2004
	As		As		As		As		As
	Previously		Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$62,328	$62,328	$22,503	$22,503	$9,313	$9,313	$16,955	$16,955	$6,043	$6,043
Accounts payable	8,161	8,161	9,552	9,552	15,394	15,394	9,161	9,161	10,549	10,549
Accrued promotional expenses	13,581	13,581	15,924	15,924	18,317	18,317	15,442	15,442	17,579	17,579
Accrued taxes payable, net	29,195	29,195	31,766	31,766	32,392	32,392	31,084	31,084	28,859	28,859
Settlement accruals	19,933	19,933	27,118	27,118	22,505	22,505	24,105	24,105	28,200	28,200
Deferred income taxes	4,843	4,843	6,640	6,640	3,891	3,891	3,731	3,731	4,175	4,175
Accrued interest	3,742	3,742	3,699	3,699	5,770	5,770	3,643	3,643	4,931	4,931
Other accrued liabilities	14,413	14,413	11,898	11,898	20,518	20,518	18,555	18,555	19,499	19,499

Total current liabilities	156,196	156,196	129,100	129,100	128,100	128,100	122,676	122,676	119,835	119,835
Notes payable, long-term debt and other obligations, less current portion	140,924	133,472	244,789	238,324	243,590	238,242	237,772	233,519	254,603	254,114
Fair value of derivatives embedded within convertible debt	37,132	37,132	38,147	38,147	39,371	39,371	40,194	40,194	25,686	25,686
Non-current employee benefits	19,256	19,256	18,425	18,425	17,235	17,235	17,760	17,760	15,727	15,727
Deferred income taxes	145,777	149,057	150,540	153,381	143,544	145,892	150,332	159,814	151,034	151,219
Other liabilities	6,509	6,509	5,652	5,652	5,646	5,646	5,328	5,328	5,134	5,134
Minority interests	—	—	—	—	—	—	58,590	58,590	53,429	53,429
Commitments and contingencies	—	—	—	—	—	—	—	—	—	—
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—	—	—	—	—
Common stock	5,414	5,414	4,992	4,992	4,985	4,985	4,459	4,459	4,177	4,177
Additional paid-in capital	159,787	159,583	102,309	102,105	133,529	133,325	30,029	22,170	56,631	56,631
Unearned compensation	—	—	—	—	(11,681)	(11,681)	(10,100)	(10,100)	(656)	(656)
Accumulated deficit	(68,315)	(63,330)	(64,966)	(60,620)	(74,259)	(70,633)	(93,175)	(90,227)	(123,144)	(122,808)
Accumulated other comprehensive loss	(6,565)	(6,565)	(3,403)	(3,403)	(10,610)	(10,610)	(11,138)	(11,138)	(10,409)	(10,409)
Less: Treasury stock, at cost	(12,428)	(12,428)	(16,691)	(16,691)	(16,320)	(16,320)	(16,320)	(16,320)	(16,152)	(16,152)

Total stockholders’ equity	77,893	82,674	22,241	26,383	25,644	29,066	(96,245)	(101,156)	(89,553)	(89,217)

Total liabilities and stockholders’ equity	$583,687	$584,296	$608,894	$609,412	$603,130	$603,552	$536,407	$536,725	$535,895	$535,927

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Consolidated Statements of Operations

	Three Months ended		Three Months ended
	March 31, 2006		March 31, 2005
	As Previously		As Previously
	Reported	Restated	Reported	Restated

Revenues*	$117,704	$117,704	$104,173	$104,173

Expenses:
Cost of goods sold*	73,341	73,341	58,998	58,998
Operating, selling, administrative and general expenses	24,136	24,136	26,527	26,527

Operating income	20,227	20,227	18,648	18,648

Other income (expenses):
Interest and dividend income	1,781	1,781	710	710
Interest expense	(9,490)	(8,277)	(7,475)	(6,342)
Change in fair value of derivatives embedded within convertible debt	1,224	1,224	828	828
Loss on extinguishment of debt	—	—	—	—
Gain (loss) on investments, net	(30)	(30)	1,430	1,430
Gain from conversion of LTS notes	—	—	9,461	9,461
Equity in loss on operations of LTS	—	—	(299)	(299)
Equity (loss) income from non-consolidated real estate businesses	3,735	3,735	(306)	(306)
Other, net	46	46	(1)	(1)

Income from operations before provision for income taxes and minority interests	17,493	18,706	22,996	24,129
Income tax expense	8,200	8,693	12,518	12,920
Minority interests	—	—	(2,016)	(2,016)

Income from continuing operations	$9,293	$10,013	$8,462	$9,193

Discontinued operations:
Income from discontinued operations, net of minority interests and taxes	—	—	82	82
Gain on disposal of discontinued operations, net of minority interests and taxes	—	—	2,952	2,952

Income from discontinued operations	—	—	3,034	3,034

Net income	$9,293	$10,013	$11,496	$12,227

Per basic common share:

Income from continuing operations	$0.17	$0.18	$0.18	$0.20

Income from discontinued operations	$—	$—	$0.07	$0.07

Net income applicable to common shares	$0.17	$0.18	$0.25	$0.27

Per diluted common share:

Income from continuing operations	$0.16	$0.17	$0.17	$0.18

Income from discontinued operations	$—	$—	$0.07	$0.07

Net income applicable to common shares	$0.16	$0.17	$0.24	$0.15

Cash distributions declared per share	$0.38	$0.38	$0.36	$0.36

*	Revenues and cost of goods sold include excise taxes of $40,118 and $33,432 for the three months ended March 31, 2006 and 2005, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) – (Continued)
(Unaudited)
Consolidated Statements of Operations

	Three Months ended		Three Months ended
	June 30, 2006		June 30, 2005
	As Previously		As Previously
	Reported	Restated	Reported	Restated

Revenues*	$113,355	$113,355	$113,113	$113,113

Expenses:
Cost of goods sold*	69,304	69,304	65,901	65,901
Operating, selling, administrative and general expenses	21,591	21,591	22,850	22,850

Operating income	22,460	22,460	24,362	24,362

Other income (expenses):
Interest and dividend income	2,321	2,321	1,170	1,170
Interest expense	(9,817)	(8,739)	(9,541)	(7,880)
Change in fair value of derivatives embedded within convertible debt	1,015	1,015	299	299
Loss on extinguishment of debt	(14,860)	(14,860)	—	—
Loss on investments, net	(17)	(17)	(5)	(5)
Gain from conversion of LTS notes	—	—	—	—
Equity in loss on operations of LTS	—	—	—	—
Equity income from non-consolidated real estate businesses	3,870	3,870	2,324	2,324
Other, net	31	31	57	57

Income from operations before provision for income taxes and minority interests	5,003	6,081	18,666	20,327
Income tax expense	8,352	8,790	8,781	9,371
Minority interests	—	—	392	392

Income (loss) from continuing operations	$(3,349)	$(2,709)	$10,277	$11,348

Discontinued operations:
Income from discontinued operations, net of minority interests and taxes	—	—	—	—
Gain on disposal of discontinued operations, net of minority interests and taxes	—	—	—	—

Income from discontinued operations	—	—	—	—

Net income (loss)	$(3,349)	$(2,709)	$10,277	$11,348

Per basic common share:

Income (loss) from continuing operations	$(0.06)	$(0.05)	$0.22	$0.25

Income (loss) from discontinued operations	$—	$—	$—	$—

Net income (loss) applicable to common shares	$(0.06)	$(0.05)	$0.22	$0.25

Per diluted common share:

Income (loss) from continuing operations	$(0.06)	$(0.05)	$0.21	$0.23

Income (loss) from discontinued operations	$—	$—	$—	$—

Net income (loss) applicable to common shares	$(0.06)	$(0.05)	$0.21	$0.23

Cash distributions declared per share	$0.38	$0.38	$0.36	$0.36

*	Revenues and cost of goods sold include excise taxes of $39,686 and $37,011 for the three months ended June 30, 2006 and 2005, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) – (Continued)
(Unaudited)
Consolidated Statements of Operations

	Six Months ended		Six Months ended
	June 30, 2006		June 30, 2005
	As Previously		As Previously
	Reported(1)	Restated	Reported(1)	Restated

Revenues*	$231,059	$231,059	$217,286	$217,286

Expenses:
Cost of goods sold*	142,645	142,645	124,899	124,899
Operating, selling, administrative and general expenses	45,727	45,727	49,377	49,377

Operating income	42,687	42,687	43,010	43,010

Other income (expenses):
Interest and dividend income	4,102	4,102	1,880	1,880
Interest expense	(19,307)	(17,016)	(17,016)	(14,222)
Change in fair value of derivatives embedded within convertible debt	2,239	2,239	1,127	1,127
Loss on extinguishment of debt	(14,860)	(14,860)	—	—
Gain (loss) on investments, net	(47)	(47)	1,425	1,425
Gain from conversion of LTS notes	—	—	9,461	9,461
Equity in loss on operations of LTS	—	—	(299)	(299)
Equity income from non-consolidated real estate businesses	7,605	7,605	2,018	2,018
Other, net	77	77	56	56

Income from operations before provision for income taxes and minority interests	22,496	24,787	41,662	44,456
Income tax expense	16,552	17,484	21,299	22,291
Minority interests	—	—	(1,624)	(1,624)

Income from continuing operations	$5,944	$7,303	$18,739	$20,541

Discontinued operations:
Income from discontinued operations, net of minority interests and taxes	—	—	82	82
Gain on disposal of discontinued operations, net of minority interests and taxes	—	—	2,952	2,952

Income from discontinued operations	—	—	3,034	3,034

Net income	$5,944	$7,303	$21,773	$23,575

Per basic common share:

Income from continuing operations	$0.11	$0.13	$0.40	$0.44

Income from discontinued operations	$—	$—	$0.07	$0.07

Net income applicable to common shares	$0.11	$0.13	$0.47	$0.51

Per diluted common share:

Income from continuing operations	$0.10	$0.13	$0.38	$0.42

Income from discontinued operations	$—	$—	$0.07	$0.07

Net income applicable to common shares	$0.10	$0.13	$0.45	$0.49

Cash distributions declared per share	$0.76	$0.76	$0.72	$0.72

*	Revenues and costs of goods sold include excise taxes of $79,803 and $70,443 for the six months ended June 30, 2006 and 2005, respectively.

(1)	See also Note 1(i).

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) – (Continued)
(Unaudited)
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	As Previously		As Previously
	Reported	Restated	Reported	Restated
Revenues*	$124,965	$124,965	$342,251	$342,251
Expenses:
Cost of goods sold*	77,880	77,880	202,779	202,779
Operating, selling, administrative and general expenses	27,109	27,109	76,486	76,486

Operating income	19,976	19,976	62,986	62,986
Other income (expenses):
Interest and dividend income	1,380	1,380	3,260	3,260
Interest expense	(9,397)	(8,141)	(26,413)	(22,363)
Change in fair value of derivatives embedded within convertible debt	1,131	1,131	2,258	2,258
Gain on investments, net	8	8	1,433	1,433
Gain from conversion of LTS notes	—	—	9,461	9,461
Equity in loss on operations of LTS	—	—	(299)	(299)
Equity income from non-consolidated real estate businesses	4,184	4,184	6,202	6,202
Other, net	13	13	69	69

Income from operations before provision for income taxes and minority interests	17,295	18,551	58,957	63,007
Income tax expense	7,281	7,727	28,580	30,018
Minority interests	(779)	(779)	(2,403)	(2,403)

Income from continuing operations	$9,235	$10,045	$27,974	$30,586

Discontinued operations:
Income from discontinued operations, net of minority interests and taxes	—	—	82	82
Gain on disposal of discontinued operations, net of minority interests and taxes	—	—	2,952	2,952

Income from discontinued operations	—	—	3,034	3,034

Net income	$9,235	$10,045	$31,008	$33,620

Per basic common share:
Income from continuing operations	$0.20	$0.22	$0.60	$0.66

Income from discontinued operations	$—	$—	$0.07	$0.07

Net income applicable to common shares	$0.20	$0.22	$0.67	$0.73

Per diluted common share:
Income from continuing operations	$0.19	$0.21	$0.58	$0.63

Income from discontinued operations	$—	$—	$0.06	$0.06

Net income applicable to common shares	$0.19	$0.21	$0.64	$0.69

Cash distributions declared per share	$0.36	$0.36	$1.08	$1.08

*	Revenues and cost of goods sold include excise taxes of $42,413 and $112,856 for the three and nine months ended September 30, 2005, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) – (Continued)
(Unaudited)
Consolidated Statements of Operations

	Year Ended		Year Ended
	December 31, 2005		December 31, 2004
	As Previously		As Previously
	Reported	Restated	Reported	Restated
Revenues*	$478,427	$478,427	$498,860	$498,860
Expenses:
Cost of goods sold (including inventory impairment of $37,000 in 2004)*	285,393	285,393	325,663	325,663
Operating, selling, administrative and general expenses	114,048	114,048	144,051	144,051
Gain on sale of assets	(12,748)	(12,748)	—	—
Provision for loss on uncollectible receivable	2,750	2,750	—	—
Restructuring and impairment charges	(127)	(127)	13,699	13,699

Operating income	89,111	89,111	15,447	15,447
Other income (expenses):
Interest and dividend income	5,610	5,610	2,563	2,563
Interest expense	(35,062)	(29,813)	(24,665)	(24,144)
Gain (loss) on extinguishment of debt	3,082	3,082	(412)	(412)
Gain on investments, net	—	—	(5,333)	(5,333)
Gain on sale of assets	1,426	1,426	8,664	8,664
Gain from conversion of LTS notes	9,461	9,461	—	—
Equity in loss on operations of LTS	(299)	(299)	—	—
Equity income from non-consolidated real estate businesses	7,543	7,543	9,782	9,782
Other, net	(353)	(353)	60	60

Income from continuing operations before provision (benefit) for income taxes and minority interests	80,519	85,768	6,106	6,627
Income tax expense (benefit)	39,349	41,214	(7,047)	(6,862)
Minority interests	(1,969)	(1,969)	(9,027)	(9,027)

Income from continuing operations	$39,201	$42,585	$4,126	$4,462

Discontinued operations:
Income from discontinued operations, net of minority interests and taxes	82	82	458	458
Gain on disposal of discontinued operations, net of minority interests and taxes	2,952	2,952	2,231	2,231

Income from discontinued operations	3,034	3,034	2,689	2,689

Income before extraordinary item	42,235	45,619	6,815	7,151

Extraordinary item, unallocated goodwill	6,860	6,766	—	—

Net income	$49,095	$52,385	$6,815	$7,151

Per basic common share:
Income from continuing operations	$0.84	$0.92	$0.09	$0.10

Income from discontinued operations	$0.07	$0.06	$0.06	$0.06

Income from extraordinary item	$0.15	$0.15	$—	$—

Net income applicable to common shares	$1.06	$1.13	$0.15	$0.16

Per diluted common share:
Income from continuing operations	$0.80	$0.87	$0.09	$0.10

Income from discontinued operations	$0.06	$0.06	$0.06	$0.06

Income from extraordinary item	$0.15	$0.15	$—	$—

Net income applicable to common shares	$1.01	$1.08	$0.15	$0.16

*	Revenues and cost of goods sold include excise taxes of $161,753 and $175,674 for the years ended December 31, 2005 and 2004, respectively.

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
     In December 2005, we completed an exchange offer and a subsequent short-form merger whereby we acquired the remaining 42.3% of the common shares of New Valley that we did not already own. As a result of these transactions, New Valley became our wholly-owned subsidiary and each outstanding New Valley common share was exchanged for 0.514 shares of our common stock. A total of approximately 5.3 million of our common shares were issued to the New Valley shareholders in the transactions.
     All of Liggett’s unit sales volume in 2005 and the first nine months of 2006 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
     Liggett’s cigarettes are produced in approximately 270 combinations of length, style and packaging. Liggett’s current brand portfolio includes:
•	LIGGETT SELECT – the third largest brand in the deep discount category,

•	GRAND PRIX – a rapidly growing brand in the deep discount segment,

•	EVE – a leading brand of 120 millimeter cigarettes in the branded discount category,

•	PYRAMID – the industry’s first deep discount product with a brand identity, and

•	USA and various Partner Brands and private label brands.
     In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT is the largest seller in Liggett’s family of brands, comprising 39.1% of Liggett’s unit volume in the first nine months of 2006 and 44.6% of Liggett’s volume in 2005. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX is marketed as the “lowest price fighter” to specifically compete with brands which are priced at the lowest level of the deep discount segment.
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

     The premium segment of the industry continues to experience intense competitive activity, with significant discounting of premium brands at all levels of retail. Given these marketplace conditions, and the results that we have seen to date with QUEST, we have taken a measured approach to expanding the market presence of the brand. In November 2003, Vector Tobacco introduced three menthol varieties of QUEST in the seven state market. In January 2004, QUEST and QUEST Menthol were introduced into an expansion market in Arizona, which accounted for approximately 2% of the industry volume nationwide at introduction.
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
     In October 2003, we announced that Jed E. Rose, Ph.D., Director of Duke University Medical Center’s Nicotine Research Program and co-inventor of the nicotine patch, had conducted a study at Duke University Medical Center to provide preliminary evaluation of the use of the QUEST technology as a smoking cessation aid. In the preliminary study on QUEST, 33% of QUEST 3 smokers were able to achieve four-week continuous abstinence. In March 2006, Vector Tobacco concluded a randomized, multi center phase II clinical trial to further evaluate QUEST technology as an effective alternative to conventional smoking cessation aids. The study was designed with input from the Food and Drug Administration (“FDA”). In July 2006, we participated in an end-of-phase II meeting with the FDA where we received significant guidance and feedback from the agency with regard to development of the QUEST technology. The FDA provided guidance associated with future testing and data development, including the necessary duration of phase III clinical trials for the QUEST technology. Based in part on the feedback received from the FDA, the company is currently considering commercial strategies and clinical development strategies for the QUEST smoking cessation project. Management believes that obtaining the FDA’s approval to market QUEST as a smoking cessation product may be a critical factor in the commercial success of the QUEST brand. No assurance can be given that such approval can or will be obtained or as to the timing of any such approval if received.
Restatement of Consolidated Financial Statements
     On November 9, 2006, we determined that we would restate our financial statements for each of the years ended December 31, 2004 and 2005, and selected financial data for each of the years 2004 and 2005 appearing in Item 6 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, as well as our interim financial statements for the quarters ended March 31, 2005 and 2006, June 30, 2005 and 2006, and September 30, 2005. The restatement will correct an error in the computation of the amortization of the debt discount created by the embedded derivative and the beneficial conversion feature associated with our 5% variable interest senior convertible notes due 2011. The restatement adjustments affected our previously reported interest expense, the related income tax effect, and extraordinary items, as well as our previously reported deferred financing costs, long-term debt, additional paid-in-capital and accumulated deficit balances. The effects of the restatement are reflected in our consolidated financial statements and accompanying notes included herein. See Note 16 — Restated Financial Information. See also Notes 1, 2, 7, 10, 11 and 13 to our consolidated financial statements. All periods presented are unaudited.

     The aggregate net effect of the restatement was to increase stockholders’ equity by $4,781 as of June 30, 2006, $4,142 as of March 31, 2006, $3,422 as of December 31, 2005 and $336 as of December 31, 2004. The restatement also increased net income for the three months ended March 31, 2006 and 2005 by $720 ($0.01 per diluted common share) and $731 ($0.01 per diluted common share), respectively, and decreased net loss for the three months ended June 30, 2006 by $639 ($0.01 per diluted common share) and increased net income for the three months ended June 30, 2005 by $1,071 ($0.02 per diluted common share). In addition, the restatement adjustments increased net income for the six months ended June 30, 2006 and 2005 by $1,359 ($0.03 per diluted common share) and $1,802 ($0.04 per diluted common share), respectively. The restatement increased net income for the three months ended September 30, 2005 by $810 ($0.02 per diluted common share) and increased net income for the nine months ended September 30, 2005 by $2,612 ($0.05 per diluted common share). Further, the restatement increased net income by $3,291 ($0.08 per diluted common share) and $336 ($0.01 per diluted common share) for the years ended December 31, 2005 and 2004, respectively.
     The restatement adjustments will correct the previous amortization method used in calculating the amortization of the debt discount created by the embedded derivative and beneficial conversion feature associated with our 5% variable interest senior convertible notes due 2011. We previously amortized the debt discount on the 5% variable interest senior convertible notes due 2011 using an erroneous amortization method that did not result in a consistent yield on the convertible debt over its term.
     The revised financial statements and selected financial data for the periods referenced above will be included, as applicable, in an amended Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, and in amended Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. The revised interim financial statements for the quarter ended September 30, 2005 have been included within this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. We expect to file the amended documents as promptly as practicable. Until we file the amended filings, our previously published financial statements relating to these periods and not covered in this Form 10-Q should not be relied upon.
Recent Developments
     Issuance of New Convertible Debentures. In July 2006, we sold $110,000 principal amount of our 3.875% variable interest senior convertible debentures due June 15, 2026 in a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act. We used the net proceeds of the offering to redeem our remaining 6.25% convertible subordinated notes due July 15, 2008 and for general corporate purposes.
     Redemption of 6.25% Convertible Notes. On August 14, 2006, we redeemed $62,492 principal amount of our 6.25% convertible subordinated notes at a redemption price of 101.042% of the principal amount plus accrued interest. We recorded a loss of $1,306 in the third quarter of 2006 on the retirement of the notes.
     Conversion of 6.25% Convertible Notes. In June 2006, an investment entity affiliated with Dr. Phillip Frost and an investment entity affiliated with Carl C. Icahn converted a total of $70,000 principal amount of our 6.25% convertible subordinated notes due 2008 into 3,447,468 shares of our common stock in accordance with the terms of the notes. In connection with the conversion of the notes, we issued an additional 962,531 shares of our common stock to these holders and paid these holders $1,766 of accrued interest. The additional shares and accrued interest were issued and paid as an inducement to these holders to convert the notes. We recognized a non-cash expense of $14,860 in connection with these transactions in the second quarter of 2006.
     Tax Settlement. On July 20, 2006, we entered into a settlement with the Internal Revenue Service with respect to the Philip Morris brand transaction where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. The Company deferred for income tax purposes, a portion of the gain on the transaction until such time as the options were exercised. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserted that, for tax reporting purposes, the entire gain should have been recognized in 1998 and 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during either of the 90-day periods commencing in December 2008 or in March 2010. As part of the settlement, we agreed that $87,000 of our gain on the transaction would be recognized by us as income for tax purposes in 1999 and that the balance of the remaining gain, net of previously capitalized expenses of $900, ($192,000) will be recognized by us as income in 2008 or 2009 upon exercise of the options. We anticipate paying during the third and fourth quarters of 2006 approximately $41,400, including interest, with respect to the gain recognized in 1999. As a result of the settlement, we reduced, during the third quarter of 2006, the excess portion ($11,500) of a previously established reserve in our consolidated financial statements, which resulted in a decrease in such amount in reported tax expense in our consolidated statements of operations.
     New Valley Exchange Offer. In December 2005, we completed an exchange offer and subsequent short-form merger whereby we acquired the remaining 42.3% of the common shares of New Valley Corporation that we did not already own. As result of these transactions, New Valley Corporation became our wholly-owned subsidiary and each outstanding New Valley Corporation common share was exchanged for 0.514 shares of our common stock. A total of approximately 5.3 million of our common shares were issued to the New Valley Corporation shareholders in the transactions. The surviving corporation in the short-form merger was subsequently merged into a new Delaware limited liability company named New Valley LLC, which conducts the business of the former New Valley Corporation. Prior to these transactions, New Valley Corporation was registered under the Securities Exchange Act of 1934 and filed periodic reports and other information with the SEC.
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
     Tobacco Settlement Agreements. In October 2004, Liggett was notified that all participating manufacturers’ payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, were recalculated utilizing “net” unit amounts, rather than “gross” unit amounts (which have been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the Master Settlement Agreement of approximately $12,300 for the periods 2001 through 2005, and require Liggett to pay an additional amount of approximately $2,800 in 2006 and in future periods by lowering Liggett’s market share exemption under the Master Settlement Agreement. Liggett has objected to this retroactive change and has disputed the change in methodology. No amounts have been accrued in our consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.
     On March 30, 2005, the Independent Auditor under the Master Settlement Agreement calculated $28,668 in Master Settlement Agreement payments for Liggett’s 2004 sales. In April 2005, Liggett paid $11,678 of this amount and, in accordance with its rights under the Master Settlement Agreement, disputed the balance of $16,990. Of the disputed amount, Liggett paid $9,304 into the disputed payments account under the Master Settlement Agreement and withheld from payment $7,686. The $9,304, which has since been released to the Settling States although Liggett continues to dispute that this money is owed, represents the amount claimed by Liggett as an adjustment to its 2003 payment obligation under the Master Settlement Agreement for market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At September 30, 2006, included in “Other assets” on our consolidated balance sheet was a receivable of $6,513 relating to such amount. The $7,686 withheld from payment represents $5,318 claimed as an adjustment to Liggett’s 2004 Master Settlement Agreement obligation for the NPM Adjustment and $2,368 relating to the retroactive change, discussed above, to the method for computing payment obligations under the Master Settlement Agreement which Liggett contends, among other things, is not in accordance with the Master Settlement Agreement. Liggett withheld approximately $1,600 from its payment due under the Master Settlement Agreement in April 2006 which Liggett claims as the NPM Adjustment to its 2005 payment obligation and $2,612 relating to the “gross” versus “net” dispute.
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
     Since April 2006, notwithstanding provisions in the Master Settlement Agreement requiring arbitration, 36 settling states have filed declaratory judgment actions, complaints or motions seeking a determination that they “diligently enforced” their respective escrow statutes enacted in connection with the Master Settlement Agreement and, therefore, are immune from any downward adjustment to their 2003 annual payments. The participating manufacturers have filed motions to compel arbitration of the dispute. These actions are limited to the potential NPM Adjustment for 2003, which the Independent Auditor under the Master Settlement Agreement previously determined to be as much as $1,200,000. To date, 22 of 23 courts have ruled that the 2003 NPM Adjustment dispute is arbitrable. Many of the decisions compelling arbitration have been appealed. The participating manufacturers have appealed the decision of the North Dakota court that the dispute is not arbitrable.
     In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. In December 2004, Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In March 2005, Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. Liggett has recently offered Florida $2,500 in a lump sum to settle all alleged obligations through December 31, 2006 and $100 per year thereafter, to resolve all alleged future obligations under the settlement agreement. In November 2004, Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In April 2005, Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. No specific monetary demand has been made by Texas. Liggett has met with representatives of Mississippi and Texas to discuss the issues relating to the alleged defaults, although no resolution has been reached.
     Except for $2,000 accrued for the year ended December 31, 2005 and an additional $500 accrued during the third quarter of 2006, in connection with the foregoing matters, no other amounts have been accrued in the accompanying consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect our consolidated financial position, results of operations or cash flows.
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
     New Valley accounts for its 50% interests in Douglas Elliman Realty LLC, Koa Investors LLC and 16th & K Holdings LLC on the equity method. Douglas Elliman Realty operates the largest residential brokerage company in the New York metropolitan area. Koa Investors LLC owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter 2004 as a four star resort with 521 rooms. In August 2005, 16th & K Holdings LLC acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C., for $47,000. The St. Regis Hotel was temporarily closed for an extensive renovation on August 31, 2006. 16th & K Holdings LLC is capitalizing all costs other than management fees related to the renovation of the property during the renovation phase.
Recent Developments in Legislation, Regulation and Litigation
     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. As of September 30, 2006, there were approximately 142 individual suits, 11 purported class actions and nine governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant.
     A civil lawsuit has been filed by the United States federal government seeking disgorgement of approximately $289,000,000 from various cigarette manufacturers, including Liggett. A federal appellate court ruled in February 2005 that disgorgement is not an available remedy in the case. Trial of the case concluded in June 2005. On June 27, 2005, the government sought to restructure its potential remedies and filed a proposed Final Judgment and Order requesting: (1) $14,000,000 for a cessation and counter marketing program; (2) so-called “corrective statements”; (3) disclosures; and (4) enjoined activities. On August 17, 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. The Final Judgment, among other things, ordered the following relief against the non-Liggett defendants: (i) the defendants are enjoined from committing any act of racketeering concerning the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) the defendants are enjoined from making any material false, misleading, or deceptive statement or representation concerning cigarettes that persuades people to purchase cigarettes; (iii) the defendants are permanently enjoined from utilizing “lights”, “low tar”, “ultra lights”, “mild”, or “natural” descriptors, or conveying any other express or implied health messages in connection with the marketing or sale of cigarettes as of January 1, 2007; (iv) the defendants must make corrective statements on their websites, and in television and print media advertisements; (v) the defendants must maintain internet document websites until 2016 with access to smoking and health related documents; (vi) the defendants must disclose all disaggregated marketing data to the government on a confidential basis; (vii) the defendants are not permitted to sell or otherwise transfer any of their cigarette brands, product formulas or businesses to any person or entity for domestic use without a court order, and unless the acquiring person or entity will be bound by the terms of the Final Judgment; and (viii) the defendants must pay the appropriate costs of the government in prosecuting the action, in an amount to be determined by the trial court.
     No monetary damages were awarded other than the government’s costs. The United States Court of Appeals for the District of Columbia has granted the defendants’ request for a stay pending appeal. It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. While Liggett was excluded from the Final Judgment, to the extent that it leads to a decline in industry-wide shipments of cigarettes in the United States, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.
     In one of the other cases pending against Liggett, a West Virginia state court has consolidated approximately 975 individual smoker actions that were pending prior to 2001 for trial of certain common issues. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. Two purported class actions have been certified in state court in Kansas and New Mexico alleging antitrust violations.
     Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging, among other things, that the use of the terms “light” and “ultralight” constitutes unfair and deceptive trade practices. One such suit (Schwab v. Philip Morris, et al.), pending in federal court in New York against the cigarette manufacturers, seeks to create a nationwide class of “light” cigarette smokers and includes Liggett as a defendant. The action asserts claims under the Racketeer Influenced and Corrupt Organizations Act (RICO). The proposed class is seeking as much as $200,000,000 in damages, which could be trebled under RICO. In November 2005, the court ruled that if the class is certified, the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members. Fluid recovery would permit potential damages to be paid out in ways other than merely giving cash directly to plaintiffs, such as establishing a pool of money that could be used for public purposes. On September 25, 2006, the court granted plaintiffs’ motion for class certification. Trial had been scheduled to commence in January 2007. On October 6, 2006, the defendants filed a motion requesting the United States Court of Appeals for the Second Circuit to review the class certification decision and to stay the district court’s decision pending that review. A temporary stay has been issued by the appellate court and a hearing has been scheduled for December 5, 2006.
     There are currently four individual smoking-related actions pending where Liggett is the only tobacco company defendant. In April 2004, in one of these cases, a jury in a Florida state court action awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. In March 2005, in another case in Florida state court in which Liggett is the only defendant, the court granted Liggett’s motion for summary judgment. In June 2006, a Florida intermediate appellate court reversed the trial court’s decision and remanded the case for further proceedings. Trial has been scheduled in Missouri state court for May 2007 in another case.
     In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision. Although the Florida Supreme Court affirmed the decision to decertify the class and the order vacating the punitive damages award, the court preserved several of the trial court’s Phase I findings (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) the defendants agreed to misrepresent information relating to the health effects of cigarettes with the intention that the public would rely on this information to its detriment; (vi) all defendants sold or supplied cigarettes that were defective; and (vii) all defendants were negligent) and allowed class members to proceed to trial on individual liability issues (utilizing the above findings) and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year of the date the court’s decision becomes final. The defendant tobacco companies have moved for reconsideration and/or clarification of the decision. If the Florida Supreme Court’s decision is allowed to stand, it could result in the filing of a large number of individual personal injury cases in Florida which could have a material adverse effect on us. In June 2002, the jury in Lukacs v. RJ Reynolds Tobacco Company, et al. an individual case brought under the third phase of the Engle case, awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. Entry of the final judgment in Lukacs, along with the plaintiff’s motion to tax costs and attorneys’ fees, was stayed pending appellate review of the Engle final judgment. Liggett may ultimately be required to bond the amount of the judgment against it to perfect its appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
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
     Revenue Recognition. Revenues from sales of cigarettes are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. In accordance with the Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Sales Taxes Should Be Presented in the Income Statement (Gross Versus Net)”, our accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues totaled $48,153 and $127,956 for the three and nine months ended September 30, 2006 and $42,413 and $112,856 for the three and nine months ended September 30, 2005, respectively. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
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
     Restructuring and Asset Impairment Charges. We have recorded charges related to employee severance and benefits, asset impairments, contract termination and other associated exit costs during 2003 and 2004. The calculation of severance pay requires management to identify employees to be terminated and the timing of their severance from employment. The calculation of benefits charges requires actuarial assumptions including determination of discount rates. As discussed further below, the asset impairments were recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires management to estimate the fair value of assets to be disposed of. On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Charges related to restructuring activities initiated after this date were recorded when incurred. Prior to this date, charges were recorded at the date of an entity’s commitment to an exit plan in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. These restructuring charges are based on management’s best estimate at the time of restructuring. The status of the restructuring activities is reviewed on a quarterly basis and any adjustments to the reserve, which could differ materially from previous estimates, are recorded as an adjustment to operating income.
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
     Settlement Agreements. As discussed in Note 8 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the Master Settlement Agreement recorded in the accompanying consolidated statements of operations were $12,394 and $24,101 for the three and nine months ended September 30, 2006, respectively, and $3,973 and $10,988 for the three and nine months ended September 30, 2005, respectively. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
     Derivatives; Beneficial Conversion Feature. We measure all derivatives, including certain derivatives embedded in other contracts, at fair value and recognize them in the consolidated balance sheet as an asset or a liability, depending on our rights and obligations under the applicable derivative contract. In 2004, 2005 and 2006, we issued variable interest senior convertible debt in a series of private placements where a portion of the total interest payable on the debt is computed by reference to the cash dividends paid on our common stock. This portion of the interest payment is considered an embedded derivative within the convertible debt, which we are required to separately value. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, we have bifurcated this embedded derivative and, based on a valuation by a third party, estimated the fair value of the embedded derivative liability. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is then amortized to interest expense over the term of the debt using the effective interest method. We recognized non-cash interest expense of $1,278 and $611 in the third quarter of 2006 and 2005, respectively, and $2,688 and $1,640 for the nine months ended September 30, 2006 and 2005, respectively, due to the amortization of the debt discount attributable to the embedded derivatives.
     At September 30, 2006, the derivative liability was estimated at $96,810. Changes to the fair value of these embedded derivatives are reflected quarterly within the Company’s statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. We recognized a loss of $3,464 in the third quarter of 2006 and $1,225 for the three and nine months ended September 30, 2006, respectively, and gains of $1,131 and $2,258 for the three and nine months ended September 30, 2005, respectively, due to changes in the fair value of the embedded derivative, which were reported in our consolidated statements of operations as “Change in fair value of derivatives embedded within convertible debt.”
     After giving effect to the recording of the embedded derivative liability as a discount to the convertible debt, our common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the intrinsic value of the beneficial conversion feature be recorded to additional paid-in capital and as a discount on the debt. The discount is then amortized to interest expense over the term of the debt using the effective interest rate method. We recognized non-cash interest expense of $657 and $320 in the third quarter of 2006 and 2005, respectively, and $1,438 and $796 for the nine months ended September 30, 2006 and 2005, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.
     Effective January 1, 2006, we adopted EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature.” In Issue No. 05-8, the EITF concluded that the issuance of convertible debt with a beneficial conversion feature creates a temporary difference on which deferred taxes should be provided. The consensus is required to be applied in fiscal periods beginning after December 15, 2005, by retroactive restatement of prior financial statements retroactive to the issuance of the convertible debt. The adoption of EITF Issue No. 05-8 reduced income tax expense by $267 and $585 for the three and nine months ended September 30, 2006, respectively. The retrospective application of EITF Issue No. 05-8 reduced income tax expense by $114 and $309 for the three and nine months ended September 30, 2005, respectively, and increased long-term deferred tax liabilities and decreased stockholders’ equity by $18,260 as of September 30, 2006 and $7,759 as of January 1, 2006. See Note 1 to our consolidated financial statements for a reconciliation of stockholders’ equity accounts.
     Inventories. Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first-out (FIFO) method at Vector Tobacco. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. At September 30, 2006, approximately $1,041 of our leaf inventory was associated with Vector Tobacco’s QUEST product. During the second quarter of 2004, we recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. If actual demand for the product or market conditions are less favorable than those estimated, additional inventory write-downs may be required.
     Stock-Based Compensation. In January 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, under which share-based transactions are accounted for using a fair value-based method to recognize non-cash compensation expense. Prior to adoption, our stock-based compensation plans were accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” with the intrinsic value-based method permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. We adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to, but not yet vested as of January 1, 2006 in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight line basis over the requisite service period of the award. Upon adoption, there was no cumulative adjustment for the impact of the change in accounting principles because the assumed forfeiture rate did not differ significantly from prior periods. We recognized compensation expense of $123 and $438 related to stock options for the three and nine months ended September 30, 2006, respectively, as a result of adopting SFAS No. 123(R). In addition, effective January 1, 2006, as a result of the adoption of SFAS No. 123(R), payments of dividend equivalent rights on the unexercised portion of stock options are accounted for as reductions in additional paid-in capital on our consolidated balance sheet ($1,578 and $4,734 for the three and nine months ended September 30, 2006). Prior to January 1, 2006, in accordance with APB Opinion No. 25, we accounted for these dividend equivalent rights as additional compensation expense ($1,503 and $4,776 for the three and nine months ended September 30, 2005, respectively). As of September 30, 2006, there was $682 of total unrecognized cost related to employee stock options. See Note 10 to our consolidated financial statements for a discussion of the adoption of this standard.
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
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of their benefit plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. In addition, SFAS No. 158 requires an employer to measure benefit plan assets and obligations that determine the funded status of a plan as of the end of its fiscal year. We presently measure the funded status of its plans at September 30 and the new measurement date requirements become effective for us on December 31, 2008. The prospective requirement to recognize the funded status of a benefit plan and to provide the required disclosures will become effective for us on December 31, 2006. The adoption of SFAS No. 158 will have no impact on our results of operations or cash flows. Based on the funded status of our pension and postretirement benefit plans as reported in our December 31, 2005 Annual Report on Form 10-K, the adoption of SFAS No. 158 will result in a $1,398 reduction of “Non-current employee benefits,” which is included in other liabilities, a $534 reduction of “Deferred income taxes,” which is included in other assets, and an $864 decrease to “Accumulated Other Comprehensive Loss,” which is included in stockholders’ equity. The ultimate impact is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of our pension and postretirement benefit plans as of December 31, 2006.
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
     For purposes of this discussion and other consolidated financial reporting, our significant business segments for the nine months ended September 30, 2006 and 2005 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of The Medallion Company, Inc. acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

	Three Months Ended			Nine Months Ended
	Sept. 30,	Sept. 30		Sept. 30,	Sept. 30,
	2006	2005		2006	2005
Revenues:
Liggett	$135,941	$122,718		$363,308	$334,582
Vector Tobacco	1,724	2,247		5,416	7,669

Total revenues	$137,665	$124,965		$368,724	$342,251

Operating income (loss):
Liggett	$34,648	$31,478	(1)	$95,919	$97,693	(1)
Vector Tobacco	(2,637)	(4,115	)(1)	(8,927)	(11,295	)(1)

Total tobacco	32,011	27,363	(1)	86,992	86,398	(1)

Corporate and other	(6,310)	(7,387)		(18,604)	(23,412)

Total operating income	$25,701	$19,976	(1)	$68,388	$62,986	(1)

(1)	Includes a special federal quota stock liquidation assessment under the federal tobacco buyout legislation of $5,219 ($5,150 at Liggett and $69 at Vector Tobacco).
Three Months Ended September 30, 2006 Compared to Three Months ended September 30, 2005
     Revenues. Total revenues were $137,665 for the three months ended September 30, 2006 compared to $124,965 for the three months ended September 30, 2005. This $12,700 (10.2%) increase in revenues was due to a $13,223 (10.8%) increase in revenues at Liggett and a $523 (23.3%) decrease in revenues at Vector Tobacco.
     Tobacco Revenues. All of Liggett’s sales for the first nine months ended of 2006 and 2005 were in the discount category. For the three months ended September 30, 2006, net sales at Liggett totaled $135,941, compared to $122,718 for the three months ended September 30, 2005. Revenues increased by 10.8% ($13,223) due to a 14.2% increase in unit sales volume (approximately 304.6 million units) accounting for $17,466 in favorable volume variance and $1,088 of favorable pricing and decreased promotional spending partially offset by $5,331 in unfavorable sales mix. Net revenues of the LIGGETT SELECT brand decreased $2,639 for the third quarter of 2006 compared to 2005, and its unit volume decreased 4.4% in 2006 period compared to 2005. Net revenues of the GRAND PRIX brand increased $14,365 for the third quarter of 2006 compared to 2005.
     Revenues at Vector Tobacco for the three months ended September 30, 2006 were $1,724 compared to $2,247 in the 2005 period due to decreased sales volume. Vector Tobacco’s revenues in both periods related primarily to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $49,336 for the three months ended September 30, 2006 compared to $47,085 for the three months ended September 30, 2005. This represented an increase of $2,251 (4.8%) when compared to the same period last year, due primarily to increased unit sales volume at Liggett partially offset by higher Master Settlement Agreement expense. Liggett’s brands contributed 99.0% to our gross profit and Vector Tobacco contributed 1.0% for the three months ended September 30, 2006. Over the same period in 2005, Liggett’s brands contributed 98.7% to tobacco gross profit and Vector Tobacco contributed 1.3%.
     Liggett’s gross profit of $48,833 for the three months ended September 30, 2006 increased $2,346 from gross profit of $46,487 for the three months ended September 30, 2005. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 55.4% for the three months ended September 30, 2006 compared to gross profit of 57.5% for the three months ended September 30, 2005. This increase in Liggett’s gross profit in 2006 period was attributable to the absence of a one-time $5,150 charge recorded in the 2005 period for a special federal quota stock liquidation assessment under the federal tobacco buyout legislation and increased unit sales volume offset by higher Master Settlement Agreement expense.
     Vector Tobacco’s gross profit was $503 for the three months ended September 30, 2006 compared to gross profit of $598 for the same period in 2005. The decrease was due primarily to the reduced sales volume.
     Expenses. Operating, selling, general and administrative expenses were $23,635 for the three months ended September 30, 2006 compared to $27,109 for the same period last year, a decrease of $3,474 (12.8%). Expenses at Liggett were $14,185 for the three months ended September 30, 2006 compared to $15,009 for the same period in the prior year, a decrease of $824 or 5.5%. The decrease in expense for the three months ended September 30, 2006 was due to lower bonus accruals in the 2006 period partially offset by an increase in the sales force. In addition, Liggett’s product liability legal expenses and other litigation costs of $989 for the three months ended September 30, 2006 compared to $1,264 for the same period in the prior year. Expenses at Vector Tobacco for the three months ended September 30, 2006 were $3,005 compared to expenses of $4,713 for the three months ended September 30, 2005 primarily due to reduced employee expense and decreased costs related to clinical trials. Expenses at corporate were $6,445 for the quarter ended September 30, 2006 versus $7,387, with expenses reduced primarily as a result of the adoption of SFAS No. 123(R). Payments of dividend equivalent rights on unexercised stock options previously charged to compensation cost ($1,503 for the three months ended September 30, 2005) are now recognized as reductions to additional paid-in capital on our consolidated balance sheet ($1,578 for the three months ended September 30, 2006).
     For the three months ended September 30, 2006, Liggett’s operating income increased to $34,648 compared to $31,478 for the same period in 2005 primarily due to increased revenue, the absence of the one-time charge of $5,150 and reduced operating, selling, general and administration expenses partially offset by higher Master Settlement Agreement expense. For the three months ended September 30, 2006, Vector Tobacco’s operating loss was $2,637 compared to a loss of $4,115 for the three months ended September 30, 2005 due to reduced employee expense and decreased costs associated with clinical trials offset by lower sales volume.
     Other Income (Expenses). For the three months ended September 30, 2006, other income (expenses) was an expense of $9,633 compared to an expense of $1,425 for the three months ended September 30, 2005. The results for the three months ended September 30, 2006 included expenses of $1,306 associated with the early redemption of our 6.25% convertible notes, interest expense of $10,779, and a loss of $3,464 on changes in fair value of embedded derivatives, offset primarily by equity income from non-consolidated real estate businesses of $2,121, interest and dividend income of $2,281 and gain from the sale of investments of $1,433. The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and the loss from the embedded derivative in the three months ended September 30, 2006 was primarily the result of declining long-term interest rates during the three-month period. The equity income of $2,121 for the 2006 period resulted primarily from income of $3,605 related to New Valley’s investment in Douglas Elliman Realty, LLC offset by a loss in Koa Investors LLC of $325, Hotel LLC of $588 and Holiday Isle of $571. For the three months ended September 30, 2005, equity income from non-consolidated real estate businesses of $4,184, interest and dividend income of $1,380 and a gain of $1,131 from changes in fair value of embedded derivatives were offset primarily by interest expense of $8,141.
     Income from Continuing Operations. The income from continuing operations before income taxes and minority interests was $16,068 and $18,551 for the three months ended September 30, 2006 and 2005,

respectively. The income tax benefit was $3,550 in 2006, which resulted primarily from the reduction of a portion of our previously established reserve in our consolidated financial statements by $11,500 in the third quarter of 2006. This compared to a tax provision of $7,727 for the 2005 period. Our income tax rate for the three months ended September 30, 2006 does not bear a customary relationship to statutory income tax rates as a result of the impact of the reduction in $11,500 of previously established reserves offset by nondeductible expenses and state income taxes. Our tax rate for the three months ended September 30, 2005 does not bear a customary relationship to statutory income tax rates as a result of the nondeductible expenses and state income taxes.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Revenues. Total revenues were $368,724 for the nine months ended September 30, 2006 compared to $342,251 for the nine months ended September 30, 2005. This $26,473 (7.7%) increase in revenues was due to a $28,726 (8.6%) increase in revenues at Liggett and a decrease of $2,253 (29.4%) in revenues at Vector Tobacco.
     Tobacco Revenues. All of Liggett’s sales for the first nine months of 2006 and 2005 were in the discount category. For the nine months ended September 30, 2006, net sales at Liggett totaled $363,308 compared to $334,582 for the first nine months of 2005. Revenues increased by 8.6% ($28,726) due to a 14.2% increase in unit sales volume (approximately 807.9 million units) accounting for $47,646 in favorable volume variance partially offset by $16,434 in unfavorable sales mix and unfavorable variance of $2,487. Net revenues of the LIGGETT SELECT brand decreased $12,388 for the nine months ended September 30, 2006 compared to the same period in 2005, and its unit volume decreased 5.8% in the 2006 period compared to 2005. Net revenues of the GRAND PRIX brand increased $42,423 for the first nine months of 2006 compared to the prior year period.
     Revenues at Vector Tobacco were $5,416 for the nine months ended September 30, 2006 compared to $7,669 for the nine months ended September 30, 2005 due to decreased sales volume. Vector Tobacco’s revenues in both periods related primarily to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $137,750 for the nine months ended September 30, 2006 compared to $139,471 for the nine months ended September 30, 2005. This represented a decrease of $1,721 (1.3%) when compared to the same period last year, due primarily to changes in product mix. Liggett’s brands contributed 99.1% to our gross profit and Vector Tobacco contributed 0.9% for the nine months ended September 30, 2006. Over the same period in 2005, Liggett’s brands contributed 98.2% to tobacco gross profit and Vector Tobacco contributed 1.8%.
     Liggett’s gross profit of $136,486 for the nine months ended September 30, 2006 decreased $486 from gross profit of $136,972 for the nine months ended September 30, 2005. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 57.7% for the nine months ended September 30, 2006 compared to 61.3% for the same period in 2005. This decrease in Liggett’s gross profit in the 2006 period was attributable to increased promotional spending and higher Master Settlement Agreement costs partially offset by the absence of a one-time $5,150 charge for a special federal quota stock liquidation assessment under the federal tobacco buyout legislation.
     Vector Tobacco’s gross profit was $1,264 for the nine months ended September 30, 2006 compared to gross profit of $2,499 for the same period in 2005. The decrease was due primarily to the reduced sales volume.

     Expenses. Operating, selling, general and administrative expenses were $69,362 for the nine months ended September 30, 2006 compared to $76,485 for the same period last year, a decrease of $7,123, or 9.3%. Expenses at Liggett were $40,567 for the nine months ended September 30, 2006 compared to $39,280 for the same period last year, an increase of $1,287 or 3.3%. The increase in expense for the nine months ended September 30, 2006 was due primarily to an increase in the sales force partially offset by lower bonus accruals in the 2006 period. Liggett’s product liability legal expenses and other litigation costs of $3,452 for the nine months ended September 30, 2006 compared to $3,715 for the same period in the prior year. Expenses at Vector Tobacco for the nine months ended September 30, 2006 were $10,191 compared to expenses of $13,794 for the nine months ended September 30, 2005 primarily due to reduced employee expense and lower expense associated with clinical trials. Expenses at corporate for the nine months ended September 30, 2006 were $18,604 compared to $23,411 in the prior period. The expenses were reduced as a result of the adoption of SFAS No. 123(R). Payments of dividend equivalent rights on unexercised stock options previously charged to compensation cost ($4,776 for the nine months ended September 30, 2005) are now recognized as reductions to additional paid-in capital on our consolidated balance sheet ($4,734 for the nine months ended September 30, 2006).
     For the nine months ended September 30, 2006, Liggett’s operating income decreased to $95,919 compared to $97,693 for the prior year period primarily due to higher promotional spending and Master Settlement Agreement costs partially offset by higher revenues and the absence of the $5,150 one-time charge in 2006. For the nine months ended September 30, 2006, Vector Tobacco’s operating loss was $8,927 compared to a loss of $11,295 for the nine months ended September 30, 2005 due to reduced employee expense offset by lower sales volume.
     Other Income (Expenses). For the nine months ended September 30, 2006, other income (expenses) was an expense of $27,533 compared to income of $21 for the nine months ended September 30, 2005. The results for the nine months ended September 30, 2006 included expenses of $16,166 associated with the issuance in June 2006 of additional shares of our common stock in connection with the conversion of our 6.25% convertible notes and the redemption of the notes in August 2006, interest expense of $27,795 and a loss of $1,225 on changes in fair value of embedded derivatives, offset primarily by equity income from non-consolidated real estate businesses of $9,726, gains from the sale of investments of $1,386 and interest and dividend income of $6,383. The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and the loss from the embedded derivative in the nine months ended September 30, 2006 was primarily the result of declining long-term interest rates since the issuance of our 3.875% convertible debentures on July 12, 2006 offset by higher long-term interest rates for the overall nine-month period.
     The equity income of $9,726 for the 2006 period resulted primarily from income of $10,645 related to New Valley’s investment in Douglas Elliman Realty, LLC and income of $829 related to its investment in Koa Investors, which owns the Sheraton Keauhou Bay Resort and Spa in Kailua-Kona, Hawaii, which were offset by losses of $887 from Hotel LLC and $861 from Holiday Isle. For the nine months ended September 30, 2005, a gain on the LTS conversion of $9,461, a gain on investments of $1,433, interest and dividend income of $3,260 and a gain on changes in fair value of embedded derivatives of $2,258 were offset by interest expense of $22,363, equity income from non-consolidated real estate businesses of $6,202 and an equity loss in LTS of $299. The equity income of $6,202 for the 2005 period resulted primarily from income of $9,689 related to New Valley’s investment in Douglas Elliman Realty, LLC and $13 from Hotel LLC offset by a loss of $3,500 related to its investment in Koa Investors.
     Income from Continuing Operations. The income from continuing operations before income taxes and minority interests was $40,855 and $63,007 for the nine months ended September 30, 2006 and 2005, respectively. The income tax provision was $13,934 for the nine months ended September 30,

2006. This compared to a tax provision of $30,018 for the nine months ended September 30, 2005. Our income tax rate for the nine months ended September 30, 2006 does not bear a customary relationship to statutory income tax rates as a result of the impact of the nondeductible expense associated with the conversion of its 6.25% convertible notes due 2008, nondeductible expenses and state income taxes offset by the $11,500 reduction in previously established reserves. Our tax rate for the nine months ended September 30, 2005 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes, the receipt of the LTS distribution, the utilization of deferred tax assets at New Valley and the intraperiod allocation at New Valley between income from continuing and discontinued operations.
Discontinued Operations
     Real Estate Leasing. In February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, our consolidated financial statements reflect New Valley’s real estate leasing operations as discontinued operations for the three and nine months ended September 30, 2005. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations”.
     Summarized operating results of the discontinued real estate leasing operations for the nine months ended September 30, 2005 are as follows.

Nine Months
Ended
Sept. 30, 2005
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
Liquidity and Capital Resources
     Net cash and cash equivalents decreased $37,642 for the nine months ended September 30, 2006 and increased $48,960 for the nine months ended September 30, 2005. Net cash provided from operations was $14,985 and $28,136 for the nine months ended September 30, 2006 and 2005, respectively. The difference between the two periods relates to a net change of $17,976 in the 2006 period versus the 2005 period primarily related to increased payments of current liabilities related to promotional accruals, income taxes and bonus accruals and decreased net income of $6,699. The amount was offset by an decrease of accounts receivable of $4,220 in the 2006 period versus an increase of accounts receivable of $19,909 in the 2005 period, a decrease of $5,903 of non-cash income items (income from non-consolidated real estate companies, gain from the conversion of LTS notes, equity loss on operations of LTS and net gains on investments, loss on conversion of debt and losses from investments) in the 2006 period, and increased distributions from non-consolidated real estate businesses of $3,309 in the 2006 period.
     Cash used in investing activities was $41,849 for the nine months ended September 30, 2006 compared to $59,546 for the 2005 period. In the nine months ended September 30, 2006, cash was used for capital expenditures of $8,948, the net purchases of long-term investments of $25,061, investments in non-consolidated real estate businesses of $7,350 and increases in restricted assets of $1,777 offset by the net sales of investment securities of $1,128. Cash was provided in the 2005 period principally from discontinued operations of $66,912, the $5,500 distribution from Koa Investors LLC and the net sale of investment securities for $2,768 offset by investments in non-consolidated real estate businesses of $6,250, capital expenditures of $5,164, the purchase of LTS stock of $3,250, an increase of restricted assets of $842 and purchase of long-term investments of $128.
     In August 2006, we invested $25,000 in Icahn Partners, LP, a privately managed investment partnership, of which Carl Icahn is the portfolio manager and the controlling person of the general partner and manager of the partnership. Affiliates of Mr. Icahn are the beneficial owners of approximately 20.4% of our common stock. On November 1, 2006, we invested $10,000 in Jefferies Buckeye Fund, LLC, a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. Affiliates of Jefferies Asset Management, LLC own approximately 9.0% of our common stock.
     Cash used in financing activities was $10,778 for the nine months ended September 30, 2006 compared to $38,722 for the 2005 period. In the first nine months of 2006, cash was used for repayments of debt of $67,993, distributions on common stock of $67,438 and deferred financing charges of $5,280. Cash used was offset primarily by the proceeds of debt of $118,146, net borrowings under the Liggett credit facility of $10,558, and proceeds from the exercise of options of $1,229. In the 2005 period, cash was provided by proceeds from debt of $44,959 and proceeds from the exercise of options of $2,778, and net borrowings under Liggett’s revolver of $8,727 offset by distributions on common stock of $50,326, repayments on debt of $3,542 and deferred financing charges of $2,168.
     Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $10,558 was outstanding at September 30, 2006. Availability as determined under the facility was approximately $24,250 based on eligible collateral at September 30, 2006. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement. In addition, the facility imposes requirements with respect to Liggett’s adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At September 30, 2006, management believes that Liggett was in compliance with all covenants under the credit facility; Liggett’s adjusted net worth was $50,358 and net working capital was $31,041 as computed in accordance with the agreement.
     100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $3,095 outstanding as of September 30, 2006 under Liggett’s credit facility. The remaining balance of the term loan was repaid on November 2,

2006. Interest was charged at the same rate as applicable to Liggett’s credit facility, and the outstanding balance of the term loan reduced the maximum availability under the credit facility. Liggett guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralized the term loan and Liggett’s credit facility.
     Beginning in October 2001, Liggett upgraded the efficiency of its manufacturing operation at Mebane with the addition of four new cigarette makers and packers, as well as related equipment. The total cost of these upgrades was approximately $20,000. Liggett took delivery of the first two of the new lines in the fourth quarter of 2001 and financed the purchase price of $6,404 through the issuance of notes, guaranteed by us and payable in 60 monthly installments of $106 with interest calculated at the prime rate. A portion of these notes (with an original principal amount of $3,204) were repaid in full in October 2006. In March 2002, the third line was delivered, and the purchase price of $3,023 was financed through the issuance of a note, payable in 30 monthly installments of $62 and then 30 monthly installments of $51 with an interest rate of LIBOR plus 2.8%. In May 2002, the fourth line was delivered, and Liggett financed the purchase price of $2,871 through the issuance of a note, payable in 30 monthly installments of $59 and then 30 monthly installments of $48 with an interest rate of LIBOR plus 2.8%. In September 2002, Liggett purchased additional equipment for $1,573 through the issuance of a note guaranteed by us, payable in 60 monthly installments of $26 plus interest rate calculated at LIBOR plus 4.31%.
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
     In August 2006, Liggett purchased equipment for $7,922 through a financing agreement payable in 30 installments of $191 and then 30 installments of $103. Interest is calculated at 5.15%. Liggett was required to provide a security deposit equal to 20% of the funded amount or $1,584.
     Each of these equipment loans is collateralized by the purchased equipment.
     Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Liggett has a number of valid defenses to claims asserted against it. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision. Although the Florida Supreme Court affirmed the decision to decertify the class and the order vacating the punitive damages award, the Court preserved several of the Phase I findings, and allowed class members to proceed to trial on individual liability issues (utilizing the above findings) and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year of the date the court’s decision becomes final. The defendant tobacco companies have moved for reconsideration and/or clarification of the decision. If the Florida Supreme Court’s decision is allowed to stand, it could result in the filing of a large number of individual personal injury cases in Florida which could have a material adverse effect on us. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. Liggett may ultimately be required to bond the amount of the judgment against it to perfect its appeal. In April 2004, a Florida state court jury awarded compensatory damages of $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Management is unable to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 8 to our consolidated financial statements for additional information.
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
     V.T. Aviation. In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 119 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,868, based on current interest rates.
     VGR Aviation. In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by us. The loan is payable in 119 monthly installments of $40, including annual interest at 2.75% above the 30-day commercial paper rate, with a final payment of $4,011 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to our direct subsidiary, VGR Aviation LLC, which has assumed the debt.
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
     Vector. We believe that we will continue to meet our liquidity requirements through 2006. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $28,600, dividends on our outstanding shares (currently at an annual rate of approximately $91,000) and corporate expenses. In addition, as discussed above, $35,000 of Vector Tobacco notes issued in the 2002 Medallion acquisition mature on April 1, 2007. We anticipate funding our expenditures for current operations and required principal payments with available cash resources, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.
     In July 2006, we sold $110,000 of our 3.875% variable interest senior convertible debentures due 2026 in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933. We used the net proceeds of the offering to redeem our remaining 6.25% convertible subordinated notes due 2008 and for general corporate purposes.
     The debentures pay interest on a quarterly basis at a rate of 3.875% per annum, with an additional amount of interest payable on each interest payment date. The additional amount is based on the amount of cash dividends paid by us on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of our common stock into which the debentures will be convertible on such record date (together, the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into our common stock, at the holder’s option. The initial conversion price is $20.48 per share, subject to adjustment for various events, including the issuance of stock dividends.
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
     The notes pay interest on a quarterly basis at a rate of 5% per year with an additional amount of interest payable on the notes on each interest payment date. This additional amount is based on the amount of cash dividends actually paid by us per share on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the number of shares of our common stock into which the notes are convertible on such record date (together, the “Notes Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date is the higher of (i) the Notes Total Interest and (ii) 6 3/4% per year. The notes are convertible into our common stock, at the holder’s option. The conversion price, which was of $17.60 at September 30, 2006, is subject to adjustment for various events, including the issuance of stock dividends.

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
     In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes paid interest at 6.25% per annum and were convertible into our common stock, at the option of the holder. The conversion price was subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into our common stock, in October 2004, $8 of the notes were converted, and, in June 2006, $70,000 of the notes were converted. We redeemed the notes on August 14, 2006 at a redemption price of 101.042% of the principal amount plus accrued interest.
     On July 20, 2006, we entered into a settlement with the Internal Revenue Service with respect to the Philip Morris brand transaction where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. The Company deferred for income tax purposes, a portion of the gain on the transaction until such time as the options were exercised. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserted that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. As part of the settlement, we agreed that $87,000 of the gain on the transaction would be recognized by us as income for tax purposes in 1999 and that the balance of the remaining gain, net of previously capitalized expenses of $900, ($192,000) will be recognized by us as income in 2008 or 2009 upon exercise of the options. We anticipate paying during the third and fourth quarters of 2006 approximately $41,400, including interest, with respect to the gain recognized in 1999. As a result of the settlement, we reduced, during the third quarter of 2006, the excess portion ($11,500) of a previously established reserve in our consolidated financial statements, which resulted in a decrease in such amount in reported income tax expense in our consolidated statements of operations.
     Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of September 30, 2006, our deferred income tax liabilities exceeded our deferred income tax assets by $53,713. The largest component of our deferred tax liabilities exists because of differences that resulted from the Philip Morris brand transaction discussed above.
Off-Balance Sheet Arrangements
     We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2006, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
     In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. We believe that the fair value of Eve’s guarantee was negligible at September 30, 2006.
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
     In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and we believe the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at September 30, 2006.
     At September 30, 2006, we had outstanding approximately $3,180 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.
     As of September 30, 2006, New Valley has committed to fund up to $325 to a non-consolidated real estate business and up to $341 to a limited partnership in which it is an investor. We have agreed, under certain circumstances, to guarantee up to $2,000 of debt of another non-consolidated real estate business. We believe the fair value of our guarantee was negligible at September 30, 2006.

Market Risk
     We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
     As of September 30, 2006, approximately $27,347 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of September 30, 2006, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $169.
     In addition, as of September 30, 2006, approximately $82,741 ($221,864 at stated value) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. Included in the difference between the stated value of the debt and carrying value are embedded derivatives, which were estimated at $96,810 at September 30, 2006. Changes to the fair value of these embedded derivatives are reflected quarterly within the Company’s statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Change in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $4,100 with approximately $800 resulting from the embedded derivative associated with our 5% variable interest senior convertible notes due 2011 and the remaining $3,300 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026.
     We held investment securities available for sale totaling $24,485 at September 30, 2006, which includes 11,111,111 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $11,667 (see Note 4 to our consolidated financial statements). Adverse market conditions could have a significant effect on the value of these investments.
     New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.
New Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (i) all voluntary changes in accounting principles and (ii) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The impact of the application of SFAS No. 154 is discussed below in connection with the application of EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature”.
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

     In September 2005, the EITF reached a consensus on Issue No. 04-13, “Inventory Exchanges.” EITF Issue No. 04-13 required two or more inventory transactions with the same party to be considered a single nonmonetary transaction subject to APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, if the transactions were entered into in contemplation of one another. EITF Issue No. 04-13 is effective for us for new arrangements entered into after April 2, 2006. The adoption of EITF Issue No. 04-13 did not have a material impact on our financial position, results of operations or cash flows.
     Effective January 1, 2006, we adopted EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature.” The issuance of convertible debt with a beneficial conversion feature creates a temporary difference on which deferred taxes should be provided. The consensus is required to be applied in fiscal periods (years or quarters) beginning after December 15, 2005, by retroactive restatement of prior financial statements back to the issuance of the convertible debt. The adoption of EITF Issue No. 05-8 reduced our income tax expense by $267 and $585 for the three and nine months ended September 30, 2006, respectively. The retrospective application of EITF Issue No. 05-8 reduced our income tax expense by $114 and $309 for the three and nine months ended September 30, 2005, respectively, and increased long-term deferred tax liabilities and decreased stockholders’ equity by $8,511 as of January 1, 2006. See Note 1 to our consolidated financial statements for a reconciliation of stockholders’ equity accounts.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 will become effective for us beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect of accounting change. Such retrospective application is required for financial instruments, including derivatives and certain hybrid instruments with limitations on initial gains or losses under EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. We have not completed our assessment of the impact of this standard.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of their benefit plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. In addition, SFAS No. 158 requires an employer to measure benefit plan assets and obligations that determine the funded status of a plan as of the end of its fiscal year. We presently measure the funded status of our plans at September 30 and the new measurement date requirements become effective for us for the year ended December 31, 2008. The prospective requirement to recognize the funded status of a benefit plan and to provide the required disclosures will become effective for us on December 31, 2006. The adoption of SFAS No. 158 will have no impact on our results of operations or cash flows. Based on the funded status of our pension and postretirement benefit plans as reported in our December 31, 2005 Annual Report on Form 10-K, the adoption of SFAS No. 158 will result in a $1,398 reduction of “Non-current employee benefits,” which is included in other liabilities, a $534 reduction of “Deferred income taxes,” which is included in other assets, and an $864 decrease to “Accumulated Other Comprehensive Loss,” which is included in stockholders’ equity. The ultimate impact is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of our pension and postretirement benefit plans as of December 31, 2006.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The provisions of SAB 108 are required to be applied beginning December 31, 2006. We do not expect the adoption of SAB 108 to impact our consolidated financial statements.
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
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, and solely as a result of the existence at that time of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
     As discussed in Notes 2 and 16 to the unaudited consolidated financial statements, we determined on November 9, 2006 that we would restate our financial statements for each of the years ended December 31, 2004 and 2005, and selected financial data for each of the years 2004 and 2005 appearing in Item 6 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, as well as our interim financial statements for all interim periods within 2005 for the quarters ended March 31, 2005 and 2006, June 30, 2005 and 2006, and September 30, 2005. The restatement will correct an error in the computation of the amortization of the debt discount created by the embedded derivative and the beneficial conversion feature associated with our 5% variable interest senior convertible notes due 2011. The revised financial statements and selected financial data for the periods referenced above will be included, as applicable, in an amended Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, and in amended Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. The revised interim financial statements for the quarter ended September 30, 2005 are included within this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. We expect to file the amended documents as promptly as practicable.

     Our decision to restate our consolidated financial statements follows the identification of the error and our determination that the corrections are material to net income in previously reported periods. The effects of the restatement are reflected in our consolidated financial statements and accompanying notes included herein. All periods presented are unaudited.
     In our Quarterly Reports on Form 10-Q for each of the quarterly periods ended March 31, 2005 and 2006, June 30, 2005 and 2006, and September 30, 2005, and in our Annual Report on Form 10-K for the year ended December 31, 2005, management originally reported that our disclosure controls and procedures were effective as of each of those dates. Further, in our Annual Report on Form 10-K for the year ended December 31, 2005, management concluded that our internal controls over financial reporting were effective as of December 31, 2005. In the light of the restatement discussed above, we have reassessed the effectiveness of our disclosure controls and procedures, and our internal control over financial reporting as of those dates, respectively, and have concluded that they were not effective as of those dates due to the material weakness discussed below.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     We did not maintain effective controls over the accuracy of our debt discount amortization. Specifically, we did not maintain effective controls to ensure that the amortization of our debt discount created by the embedded derivative and beneficial conversion feature resulted in a consistent yield on our 5% variable interest senior convertible notes due 2011 over its term in accordance with generally accepted accounting principles through the application of the effective interest method. This control deficiency resulted in the restatement of our annual consolidated financial statements for the years ended December 31, 2004 and 2005, all interim periods in 2005, the first two interim periods of 2006 and adjustments to the third interim period of 2006. In addition, this control deficiency could result in misstatement of our debt, deferred financing costs and interest expense that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
     In response to the material weakness in internal control over financial reporting described above, management has reviewed its procedures and processes over the accuracy of our debt discount amortization. We have revised the amortization of our debt discount for our 5% variable interest senior convertible notes due 2011 and have plans to establish a control to test the amortization of debt discounts to ascertain that such amortization results in a consistent yield on our convertible debt over its term in accordance with the effective interest method and generally accepted accounting principles. We will perform such a review and test for any new convertible debt or any changes to projected interest payments on our existing convertible debt to ensure it results in a consistent yield.
     The material weakness will be fully remediated when, in the opinion of management, the revised control process has been operating for a sufficient period of time to provide reasonable assurance as to its effectiveness. The remediation and ultimate resolution of our material weakness will be reviewed with the Audit Committee of our Board of Directors.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, there are no material changes from the risk factors set forth in Item 1A, “Risk Factors”, of our Annual Report on 10-K, as amended, for the year ended December 31, 2005. Please refer to that section for disclosures regarding the risks and uncertainties related to our business. The risk factor in the Annual Report on Form 10-K, as amended, entitled “Our liquidity could be adversely affected if taxing authorities prevail in their assertion that we incurred a tax obligation in 1998 and 1999 in connection with the Philip Morris brand transaction”, is deleted as a result of our July 2006 settlement with the Internal Revenue Service. The risk factor in the Annual Report on Form 10-K, as amended, entitled “Litigation and regulation will continue to harm the tobacco industry”, is revised to reflect the updated information concerning the number and status of cases discussed under Note 8 to our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition – Recent Developments in Legislation, Regulation and Litigation”.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended September 30, 2006 except for approximately 2,708,300 shares of our common stock issued as a stock dividend on September 29, 2006. No securities of ours were repurchased by us or our affiliated purchasers during the three months ended September 30, 2006.
Item 6. Exhibits

*4.1	Indenture, dated as of July 12, 2006, by and between Vector and Wells Fargo Bank, N.A., relating to the 3 7/8% Variable Interest Senior Convertible Debentures due 2006 (the “3 7/8% Debentures”), including the form of the 3 7/8% Debenture (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated July 11, 2006).

*4.2	Registration Rights Agreement, dated as of July 12, 2006, by and between Vector and Jefferies & Company, Inc. (“Jefferies”) (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated July 11, 2006).

*10.1	Letter Agreement, dated July 14, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated July 11, 2006).

*10.2	Notice of Redemption of 6 1/4% Convertible Subordinated Notes due 2008, dated July 14, 2006 (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated July 11, 2006).

10.3	Closing Agreement on Final Determination Covering Specific Matters between Vector and the Commissioner of Internal Revenue of the United States of America dated July 20, 2006.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

*	Incorporated by reference.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD. (Registrant)
By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial Officer

Date: November 14, 2006