Form 10-Q/A
period 2006-03-31
VECTOR GROUP LTD
filed 2006-11-22
CIK 59440

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note
     This Amendment No. 1 on Form 10-Q/A to Vector Group Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 is being filed to reflect the restatement of our consolidated financial statements as of March 31, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on May 10, 2006 (the “Original Filing”). We have not amended and do not intend to amend our previously filed Annual Report on Form 10-K for 2004 and Quarterly Reports on Form 10-Q for periods ending prior to December 31, 2005. For this reason, the consolidated financial statements, reports of independent registered certified public accounting firm and related financial information for the affected periods contained in such reports filed prior to November 14, 2006 should no longer be relied upon. We have amended our Form 10-K/A for the year ended December 31, 2005, which was filed on November 22, 2006, and our Form 10-Q for the quarterly period ended June 30, 2006, which was filed on November 22, 2006.
     The restatement adjustments corrected the previous amortization method used in calculating the debt discount amortization created by the embedded derivative and beneficial conversion feature associated with our 5% variable interest senior convertible notes due 2011 which were issued in the fourth quarter of 2004 and the first half of 2005. We previously amortized the debt discount on our 5% variable interest senior convertible notes due 2011 using an erroneous amortization method that did not result in a consistent yield on the convertible debt over the debt’s term.
     The aggregate net effect of the restatement was to increase stockholders’ equity by $4.142 million as of March 31, 2006, $3.422 million as of December 31, 2005 and $336,000 as of December 31, 2004. The restatement also increased net income by $720,000 ($0.01 per diluted common share) and $731,000 ($0.02 per diluted common share) for the three months ended March 31, 2006 and 2005, respectively.
     Additionally, management has determined that a control deficiency existed related to the accuracy of the debt discount amortization. Specifically, we did not maintain effective controls to ensure that the amortization of the debt discount created by the embedded derivative and beneficial conversion feature resulted in a consistent yield on our 5% variable interest senior convertible notes due 2011 over the debt’s term in accordance with generally accepted accounting principles through the application of the effective interest method. Accordingly, management has determined that this control deficiency constitutes a material weakness.
     For the convenience of the reader, this March 31, 2006 Amendment No. 1 to Form 10-Q sets forth the original filing in its entirety, although we are only amending and restating certain information in Items 1, 2, 3, and 4 of the Original Filing. The information contained in this Form 10-Q/A has not been updated to reflect other events occurring after May 10, 2006, the date of the Original Filing, to modify or to update those disclosures affected by subsequent events including the 5% stock dividend which was paid on September 29, 2006 to stockholders of record on September 20, 2006. Information regarding subsequent periods is contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the SEC on November 14, 2006 and in other filings with the SEC. This filing should be read and considered in conjunction with such filings including our Amended Form 10-K/A for the year ended December 31, 2005 filed on November 22, 2006.
     In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to include current dated certificates from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

VECTOR GROUP LTD.
FORM 10-Q/A

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31,	December 31,
	2006	2005
	Restated (1)	Restated (1)
ASSETS:

Current assets:
Cash and cash equivalents	$172,151	$181,059
Investment securities available for sale	30,583	18,507
Accounts receivable – trade	16,503	12,714
Inventories	72,318	70,395
Deferred income taxes	25,396	26,179
Other current assets	10,272	10,245

Total current assets	327,223	319,099

Property, plant and equipment, net	61,348	62,523
Long-term investments, net	7,869	7,828
Investments in non-consolidated real estate businesses	19,623	17,391
Restricted assets	6,743	6,743
Deferred income taxes	66,644	69,988
Intangible asset	107,511	107,511
Other assets	12,451	12,469

Total assets	$609,412	$603,552

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Current portion of notes payable and long-term debt	$22,503	$9,313
Accounts payable	9,552	15,394
Accrued promotional expenses	15,924	18,317
Accrued taxes payable, net	31,766	32,392
Settlement accruals	27,118	22,505
Deferred income taxes	6,640	3,891
Accrued interest	3,699	5,770
Other accrued liabilities	11,898	20,518

Total current liabilities	129,100	128,100

Notes payable, long-term debt and other obligations, less current portion	238,324	238,242
Fair value of derivatives embedded within convertible debt	38,147	39,371
Non-current employee benefits	18,425	17,235
Deferred income taxes	153,381	145,892
Other liabilities	5,652	5,646

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 10,000,000 shares	—	—
Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 53,505,062 and 53,417,525 shares and outstanding 49,917,970 and 49,849,735 shares	4,992	4,985
Additional paid-in capital	102,105	133,325
Unearned compensation	—	(11,681)
Accumulated deficit	(60,620)	(70,633)
Accumulated other comprehensive loss	(3,403)	(10,610)
Less: 3,587,092 and 3,567,790 shares of common stock in treasury, at cost	(16,691)	(16,320)

Total stockholders’ equity	26,383	29,066

Total liabilities and stockholders’ equity	$609,412	$603,552

(1)	See Notes 1(i) and 2.
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31, 2006	March 31, 2005
	Restated (1)	Restated (1)
Revenues*	$117,704	$104,173

Expenses:
Cost of goods sold*	73,341	58,998
Operating, selling, administrative and general expenses	24,136	26,527

Operating income	20,227	18,648

Other income (expenses):
Interest and dividend income	1,781	710
Interest expense	(8,277)	(6,342)
Change in fair value of derivatives embedded within convertible debt	1,224	828
(Loss) gain on investments, net	(30)	1,430
Gain from conversion of LTS notes	—	9,461
Equity in loss on operations of LTS	—	(299)
Equity income (loss) from non-consolidated real estate businesses	3,735	(306)
Other, net	46	(1)

Income from continuing operations before provision for income taxes and minority interests	18,706	24,129
Income tax expense	8,693	12,920
Minority interests	—	(2,016)

Income from continuing operations	10,013	9,193

Discontinued operations:
Income from discontinued operations, net of minority interest and taxes	—	82
Gain on disposal of discontinued operations, net of minority interest and taxes	—	2,952

Income from discontinued operations	—	3,034

Net income	$10,013	$12,227

Per basic common share:

Income from continuing operations	$0.19	$0.21

Income from discontinued operations	$—	$0.07

Net income applicable to common shares	$0.19	$0.28

Per diluted common share:

Income from continuing operations	$0.18	$0.20

Income from discontinued operations	$—	$0.07

Net income applicable to common shares	$0.18	$0.27

Cash distributions declared per share	$0.40	$0.38

*	Revenues and Cost of goods sold include excise taxes of $40,118 and $33,432 for the three months ended March 31, 2006 and 2005, respectively.

(1)	See Note 1(i)
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Accumulated	Unearned	Treasury	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Stock	Loss	Total
								Revised(1)
Balance, December 31, 2005, restated (1)	49,849,735	$4,985	$133,325	$(70,633)	$(11,681)	$(16,320)	$(10,610)	$29,066

Net income, restated	—	—	—	10,013	—	—	—	10,013
Forward contract adjustments, net of taxes	—	—	—	—	—	—	69	69
Unrealized gain on investment securities, net of taxes	—	—	—	—	—	—	7,138	7,138

Total other comprehensive income	—	—	—	—	—	—	—	7,207

Total comprehensive income, restated	—	—	—	—	—	—	—	17,220

Reclassifications in accordance with SFAS No. 123(R)	—	—	(11,681)	—	11,681	—	—	—
Distributions on common stock	—	—	(21,541)	—	—	—	—	(21,541)
Exercise of options, net of 19,302 shares delivered to pay exercise price	68,235	7	918	—	—	(371)	—	554
Amortization of deferred compensation	—	—	1,084	—	—	—	—	1,084

Balance, March 31, 2006, restated	49,917,970	$4,992	$102,105	$(60,620)	$—	$(16,691)	$(3,403)	$26,383

(1)	See Notes 1(i) and 2.
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31, 2006	March, 31, 2005
	Revised (1)	Revised (1)
Net cash provided by operating activities	$1,622	$7,044

Cash flows from investing activities:
Proceeds from sale or maturity of investment securities	—	5,420
Purchase of investment securities	(73)	(2,724)
Proceeds from sale or liquidation of long-term investments	25	—
Purchase of long-term investments	(64)	(46)
Purchase of LTS stock	—	(1,500)
Issuance of note receivable	—	(1,750)
Capital expenditures	(1,446)	(968)
Discontinued operations	—	66,912

Net cash (used in) provided by investing activities	(1,558)	65,344

Cash flows from financing activities:
Proceeds from debt	78	14,959
Repayments of debt	(1,648)	(1,434)
Deferred financing charges	(200)	(678)
Borrowings under revolver	130,788	91,615
Repayments on revolver	(117,003)	(91,268)
Distributions on common stock	(21,541)	(16,735)
Proceeds from exercise of Vector options and warrants	554	779
Other, net	—	92
Discontinued operations	—	(39,213)

Net cash used in financing activities	(8,972)	(41,883)

Net (decrease) increase in cash and cash equivalents	(8,908)	30,505
Cash and cash equivalents, beginning of period	181,059	110,004

Cash and cash equivalents, end of period	$172,151	$140,509

(1)	See Notes 1(a) and 1(i).
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

Net income	$10,013
Income attributable to participating securities	(733)

Net income available to common stockholders	$9,280

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding. Diluted EPS includes the dilutive effect of stock options, unvested restricted stock grants and covertible debt. Basic and diluted EPS were calculated using the following shares for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Weighted-average shares for basic EPS	49,220,398	43,883,341
Plus incremental shares related to stock options and warrants	1,474,234	1,849,284
Plus incremental shares related to convertible securities	—	5,659,057

Weighted-average shares for diluted EPS	50,694,632	51,391,682

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
For the three months ended March 31, 2006 and 2005, the Company had 218,255 and 711,795 stock options, respectively, and 628,780 and 0 shares of non-vested restricted stock, respectively, that were not included in the computation of diluted EPS because the options, exercise price and the per share expense associated with the non-vested restricted stock were greater than the average market price of the common stock during the respective periods. For the three months ended March 31, 2006, 3,944,329 of stock options with dividend equivalent rights were not included in the computation of diluted EPS. The two issues of the Company’s convertible debt were anti-dilutive for the three months ended March 31, 2006 and the Company’s 5% Variable Interest Senior Convertible Notes due 2011 were anti-dilutive for the three months ended March 31, 2005 and were not included in the computation of diluted EPS for the aforementioned respective periods. As a result of the dilutive nature of the Company’s 6.25% Convertible Subordinated Notes due 2008 for the three months ended March 31, 2005, the Company has adjusted its net income for the effect of these convertible securities for purposes of calculating diluted EPS as follows:

Net income	$12,227
Expense attributable to 6.25% Convertible Subordinated Notes due 2008	1,442

Net income for diluted EPS	$13,669

(d)	Share-Based Payments

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” using the “modified prospective method” with guidance provided by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the modified prospective method, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (ii) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost under SFAS No. 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period. In addition, pursuant to SFAS No. 123(R), the Company is required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was the Company’s previous method. As of January 1, 2006, the cumulative effect of adopting the estimated forfeiture method was not significant. Prior periods are not restated under this transition method (see Note 10).

(e)	Comprehensive Income:

Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts, minimum pension liability adjustments and, prior to December 9, 2005, the Company’s proportionate interest in New Valley’s capital transactions. Total comprehensive income was $17,220 for the three months ended March 31, 2006 and $12,210 for the three months ended March 31, 2005.

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

Effective January 1, 2006, the Company adopted EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature.” In Issue No. 05-8, the EITF concluded that the issuance of convertible debt with a beneficial conversion feature creates a temporary difference on which deferred taxes should be provided. The consensus is required to be applied in fiscal periods beginning after December 15, 2005, by retroactive restatement of prior financial statements retroactive to the issuance of the convertible debt. The retrospective application of EITF Issue No. 05-8 reduced income tax expense by $153 and $72 for the three months ended March 31, 2006 and 2005, respectively. A reconciliation of the net impact of the application of EITF Issue No. 05-8 at December 31, 2005 on the Company’s consolidated balance sheet is as follows (as restated):

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
2.	RESTATEMENT OF FINANCIAL RESULTS

On November 9, 2006, the Company determined it would restate its financial statements for each of the years ended December 31, 2004 and 2005 as well as the Company’s interim financial statements for all interim periods within 2005 and the first two quarters of 2006. The restatement corrected an error in the computation of the debt discount amortization created by the embedded derivative and the beneficial conversion feature associated with the Company’s 5% variable interest senior convertible notes due 2011. The restatement adjustments affected the Company’s previously reported interest expense, the related income tax effect, and extraordinary items, as well as the Company’s previously reported other assets, long-term debt, additional paid-in capital and accumulated deficit balances. The effects of the restatement are reflected in the Company’s consolidated financial statements and accompanying notes included herein. See Note 16 – Restated Financial Information. See also Notes 1, 2, 7, 10, 11 and 13 to the consolidated financial statements. All periods presented are unaudited.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
The aggregate net effect of the restatement was to increase stockholders’ equity by $4,142 as of March 31, 2006, $3,422 as of December 31, 2005 and $336 as of December 31, 2004. The restatement also increased net income by $720 ($0.01 per diluted common share) and $731 ($0.02 per diluted common share) for the three months ended March 31, 2006 and 2005, respectively.

The restatement adjustments corrected the previous amortization method used in calculating the amortization of the debt discount created by the embedded derivative and beneficial conversion feature associated with the Company’s 5% variable interest senior convertible notes due 2011. The Company previously amortized the debt discount on its 5% variable interest senior convertible notes due 2011 using an erroneous amortization method that did not result in a consistent yield on the convertible debt over its term.

There was no change to each subtotal (operating, investing and financing) in the Company’s consolidated statements of cash flows as a result of the restatement. Certain balances related to line items within certain cash flows were corrected as part of the restatement. The adjustments relating to restated amounts affected by the restatement in the consolidated financial statements as of and for the three months ended March 31, 2006 and 2005 are as follows:

	Previously	Restatement
	Reported	Adjustments	Restated
Three months ended March 31, 2006:

Interest expense	$(9,490)	$1,213	$(8,277)
Income from continuing operations before benefit for income taxes and minority interests	17,493	1,213	18,706
Income tax provision	8,200	493	8,693

Net income	$9,293	$720	$10,013

Basic (loss) earnings per common share	$0.17	$0.02	$0.19

Diluted (loss) earnings per common share	$0.17	$0.01	$0.18

Three months ended March 31, 2005:

Interest expense	$(7,475)	$1,133	$(6,342)
Income from continuing operations before benefit for income taxes and minority interests	22,996	1,133	24,129
Income tax provision	12,518	402	12,920

Income from continuing operations	8,462	731	9,193
Net income	$11,496	$731	$12,227

Basic earnings per share per common share	$0.19	$0.02	$0.21

Diluted earnings per share per common share	$0.19	$0.01	$0.20

Basic earnings per share per common share	$0.26	$0.02	$0.28

Diluted earnings per share per common share	$0.25	$0.02	$0.27

As of March 31, 2006:

Assets
Other assets	$11,933	$518	$12,451
Total assets	608,894	518	609,412

Liabilities

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited

	Previously	Restatement
	Reported	Adjustments	Restated
Notes payable, long-term debt and other obligations less current portion	$244,789	$(6,465)	$238,324
Deferred income taxes, long term	150,540	2,841	153,381

Stockholders’ equity
Additional paid-in capital	$102,309	$(204)	$102,105
Accumulated deficit	(64,966)	4,346	(60,620)
Total stockholders’ equity as of March 31, 2006	22,241	4,142	26,383

As of December 31, 2005:

Assets
Other assets	$12,047	$422	$12,469
Total assets	603,130	422	603,552

Liabilities
Notes payable, long-term debt and other obligations less current portion	$243,590	$(5,348)	$238,242
Deferred income taxes, long term	143,544	2,348	145,892

Stockholders’ equity
Additional paid-in capital	$133,529	$(204)	$133,325
Accumulated deficit	(74,259)	3,626	(70,633)
Total stockholders’ equity as of December 31, 2005	25,644	3,422	29,066
3.	RESTRUCTURING

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

Investment securities available for sale as of March 31, 2006 include New Valley LLC’s 11,111,111 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $16,000 (see Note 12).

The Company’s marketable debt securities have a weighted average maturity of 1.81 years at March 31, 2006 and mature from April 2006 to March 2010.

5.	INVENTORIES

Inventories consist of:

	March 31,	December 31,
	2006	2005
Leaf tobacco	$31,779	$35,312
Other raw materials	3,269	3,157
Work-in-process	1,521	1,685
Finished goods	39,807	34,653

Inventories at current cost	76,376	74,807
LIFO adjustments	(4,058)	(4,412)

	$72,318	$70,395

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

LIFO inventories represent approximately 93% of total inventories at March 31, 2006 and 92% of total inventories at December 31, 2005.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
7.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	March 31,	December 31,
	2006	2005
	Restated	Restated
Vector:
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $57,600 and $58,655*	$54,264	$53,209
6.25% Convertible Subordinated Notes due 2008	132,492	132,492

Liggett:
Revolving credit facility	13,785	—
Term loan under credit facility	3,250	3,482
Equipment loans	8,686	9,828

Vector Tobacco:
Notes payable – Medallion acquisition due 2007	35,000	35,000

V.T. Aviation:
Note payable	8,060	8,300

VGR Aviation:
Note payable	4,832	4,867

Other	458	377

Total notes payable, long-term debt and other obligations	260,827	247,555
Less:
Current maturities	(22,503)	(9,313)

Amount due after one year	$238,324	$238,242

*	The fair value of the derivatives embedded within these notes ($38,147 at March 31, 2006 and $39,371 at December 31, 2005) is separately classified as a derivative liability in the consolidated balance sheet.
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
Embedded Derivatives. The portion of the Total Interest on the notes which is computed by reference to the cash dividends paid on the Company’s common stock is considered an embedded derivative. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, the Company has bifurcated this dividend portion of the interest on the notes and, based on a valuation by an independent third party, estimated the fair value of the embedded derivative liability. At issuance of the November 2004 notes, the estimated initial fair value was $24,738, which was recorded as a discount to the notes and classified as a derivative liability on the consolidated balance sheet. Issuances of $1,405 of additional notes in December 2004, $14,949 of additional notes in the first quarter in 2005 and $30,000 of additional notes in April 2005 increased the initial fair value of the derivative liability to $42,042. The initial embedded derivative liability is amortized over the term of the debt and reflected as non-cash interest expense. The Company recognized non-cash interest expense of $679 and $376 in the first quarter of 2006 and 2005, respectively, due to the amortization of the debt discount attributable to the embedded derivatives.
Changes to the fair value of this embedded derivative are reflected quarterly in the Company’s Consolidated Statement of Operations as “Change in fair value of derivatives embedded within convertible debt” At March 31, 2006, the derivative liability was estimated at $38,147 and at December 31, 2005, the derivative liability was estimated at $39,371. The Company recognized gains of $1,224 and $828 in the first quarter of 2006 and 2005, respectively due to changes in the fair value of the embedded derivative, which were reported as “Change in fair value of derivatives embedded within convertible debt”.
Beneficial Conversion Feature. After giving effect to the recording of the embedded derivative liability as a discount to the notes, the Company’s common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the initial intrinsic value of the beneficial conversion feature ($22,139 at December 31, 2005 prior to the impact of income taxes) be recorded to additional paid-in capital and as a discount on the notes. The discount is then amortized to interest expense over the term of the notes using the effective interest rate method. The Company recognized non-cash interest expense of $376 and $204 in the first quarter of 2006 and 2005, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.
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
Revolving Credit Facility – Liggett:
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
Note Payable – V.T. Aviation:
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
Note Payable – VGR Aviation:
In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by the Company. The loan is payable in 119 monthly installments of $40, including annual interest of 2.75% above the 30-day average commercial paper rate, with a final payment of $3,836 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to the Company’s direct subsidiary, VGR Aviation LLC, which assumed the debt.

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
Other Matters:
See Note 13 for information concerning purported class action lawsuits commenced against the Company, New Valley and New Valley’s directors in connection with the Company’s exchange offer for New Valley.
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

Defined Benefit and Postretirement Plans:

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the three months ended March 31, 2006 and 2005 consists of the following:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
Service cost — benefits earned during the period	$1,225	$1,321	$5	$7
Interest cost on projected benefit obligation	2,250	2,172	150	153
Expected return on plan assets	(3,145)	(3,069)	—	—
Amortization of prior service cost	262	—	—	—
Amortization of net actuarial loss	435	468	3	11

Net expense	$1,027	$892	$158	$171

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

Awards of options to employees under the Company’s stock compensation plans generally vest over periods ranging from four to five years and have a term of ten years from the date of grant. The expense related to stock option compensation included in the determination of net income for the three month period ended March 31, 2005 differs than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. Had the Company elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, its pro forma net income and pro forma EPS for the first quarter of fiscal 2005 would have been as follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited

Three Months
Ended
March 31, 2005
Revised
Net income	$12,227

Add: employee stock compensation expense included in reported net income, net of related tax effects	1,950
Deduct: total employee stock compensation expense determined under the fair value method for all awards, net of related tax effects	(310)

Pro forma net income	$13,867

Income per share:
Basic — as reported	$0.28

Diluted — as reported	$0.27

Basic — pro forma	$0.29

Diluted — pro forma	$0.28

The amounts previously reported for the 2005 period have been revised to reflect payments of dividend equivalent rights ($1,721, net of tax) on unexercised options as reductions in additional paid-in capital rather than compensation expense in accordance with SFAS No. 123. Additionally, upon reflecting the payment of dividend equivalent rights as a reduction of additional paid-in capital in determining its pro forma net income, the Company accounted for the effect of the underlying options as participating securities when calculating its basic pro forma EPS. As a result, pro forma net income was reduced by $1,261 when calculating basic pro forma EPS.

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
A summary of the Company’s stock option activity during the three months ended March 31, 2006 follows:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value(1)
Outstanding at December 31, 2005	8,567,174	10.54	3.6	—
Granted	—	—	—	—
Exercised	(87,537)	10.56	8.1	—
Forfeited or expired	—	—	—	—

Outstanding at March 31, 2006	8,479,637	10.54	3.4	$74,268

Option exercisable at March 31, 2006	8,341,789			73,968

Options vested during period	2,729			$11

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($19.06 at March 31, 2006) exceeds the option exercise price.
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

Restricted Stock Awards. In January 2005, New Valley awarded the President and Chief Operating Officer of New Valley, who also served in the same positions with the Company, a restricted stock grant of 1,250,000 shares of New Valley’s common shares. Under the terms of the award, one-seventh of the shares vested on July 15, 2005, with an additional one-seventh vesting on each of the five succeeding one-year anniversaries of the first vesting date through July 15, 2010 and an additional one-seventh vesting on January 15, 2011. In September 2005, in connection with his election as Chief Executive Officer of the Company, he renounced and waived, as of that date, the unvested 1,071,429 common shares deliverable by New Valley to him in the future. The Company recorded an expense of $545 ($194 net of income taxes and minority interests) associated with the grant in the first quarter of 2005.

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

The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of March 31, 2006, the Company’s deferred income tax liabilities exceeded its deferred income tax assets by $67,981. The largest component of the Company’s deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010.

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

Residential Brokerage Business. New Valley recorded income of $2,590 and $1,334 for the three months ended March 31, 2006 and 2005, respectively, associated with Douglas Elliman Realty. The income includes 50% of Douglas Elliman’s net income as well as, interest income and management fees earned by New Valley. Summarized financial information for Douglas Elliman Realty for the three months ended March 31, 2006 and 2005 and as of March 31, 2006 and December 31, 2005 is presented below.

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

Three Months Ended
March 31, 2005
Pro forma total net revenues	$104,173

Pro forma net income from continuing operations	$9,832

Pro forma net income	$18,353

Pro forma basic weighted average shares outstanding	48,927,700

Pro forma income from continuing operations per basic common share	$0.21

Pro forma net income per basic common share	$0.38

Pro forma diluted weighted average shares outstanding	50,776,984

Pro forma income from continuing operations per diluted common share	$0.19

Pro forma net income per diluted common share	$0.36
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
15.	SEGMENT INFORMATION

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

Financial information for the Company’s continuing operations before taxes and minority interests for the three months ended March 31, 2006 and 2005 follows:

		Vector	Real	Corporate
	Liggett	Tobacco	Estate	and Other	Total
Three months ended March 31, 2006
Revenues	$115,739	$1,965	$—	$—	$117,704
Operating income (loss)	30,421	(3,548)	—	(6,646)	20,227
Identifiable assets	266,924	3,266	19,623	319,599	609,412
Depreciation and amortization	1,814	57	—	602	2,473
Capital expenditures	1,417	19	—	10	1,446

Three months ended March 31, 2005
Revenues	$101,635	$2,538	$—	$—	$104,173
Operating income (loss)	31,870	(4,432)	—	(8,790)	18,648
Identifiable assets	260,762	7,972	26,620	209,650	505,004
Depreciation and amortization	1,817	228	—	621	2,666
Capital expenditures	698	12	—	258	968

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
16.	RESTATED FINANCIAL INFORMATION

The following tables set forth the effects of the restatement as discussed in Note 2 of the Company’s unaudited consolidated balance sheets as of March 31, 2006 and December 31, 2005 and the Company’s unaudited statements of operations for the three months ended March 31, 2006 and 2005, respectively. There was no change to each subtotal (operating, investing and financing) in the Company’s consolidated statements of cash flows as a result of the restatement. See Note 2 — Restatement of Financial Results.
Consolidated Balance Sheets

	As of March 31, 2006		As of December 31, 2005
	As		As
	Previously		Previously
	Reported	Restated	Reported	Restated
ASSETS:

Current assets:
Cash and cash equivalents	$172,151	$172,151	$181,059	$181,059
Investment securities available for sale	30,583	30,583	18,507	18,507
Accounts receivable — trade	16,503	16,503	12,714	12,714
Inventories	72,318	72,318	70,395	70,395
Deferred income taxes	25,396	25,396	26,179	26,179
Assets held for sale	—	—	—	—
Other current assets	10,272	10,272	10,245	10,245

Total current assets	327,223	327,223	319,099	319,099

Property, plant and equipment, net	61,348	61,348	62,523	62,523
Assets held for sale, net	—	—	—	—
Long-term investments, net	7,869	7,869	7,828	7,828
Investments in non-consolidated real estate businesses	19,623	19,623	17,391	17,391
Restricted assets	5,065	6,743	5,065	6,743
Deferred income taxes	66,644	66,644	69,988	69,988
Intangible asset	107,511	107,511	107,511	107,511
Other assets	13,611	12,451	13,725	12,469

Total assets	$608,894	$609,412	$603,130	$603,552

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Current portion of notes payable and long-term debt	$22,503	$22,503	$9,313	$9,313
Accounts payable	9,552	9,552	15,394	15,394
Accrued promotional expenses	15,924	15,924	18,317	18,317
Accrued taxes payable, net	31,766	31,766	32,392	32,392
Settlement accruals	27,118	27,118	22,505	22,505
Deferred income taxes	6,640	6,640	3,891	3,891
Accrued interest	3,699	3,699	5,770	5,770
Other accrued liabilities	11,898	11,898	20,518	20,518

Total current liabilities	129,100	129,100	128,100	128,100

Notes payable, long-term debt and other obligations, less current portion	244,789	238,324	243,590	238,242
Fair value of derivatives embedded within convertible debt	38,147	38,147	39,371	39,371
Non-current employee benefits	18,425	18,425	17,235	17,235
Deferred income taxes	150,540	153,381	143,544	145,892
Other liabilities	5,652	5,652	5,646	5,646
Minority interests	—	—	—	—

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited

	As of March 31, 2006		As of December 31, 2005
	As		As
	Previously		Previously
	Reported	Restated	Reported	Restated
Commitments and contingencies	—	—	—	—

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	4,992	4,992	4,985	4,985
Additional paid-in capital	102,309	102,105	133,529	133,325
Unearned compensation	—	—	(11,681)	(11,681)
Accumulated deficit	(64,966)	(60,620)	(74,259)	(70,633)
Accumulated other comprehensive loss	(3,403)	(3,403)	(10,610)	(10,610)
Less: Treasury stock, at cost	(16,691)	(16,691)	(16,320)	(16,320)

Total stockholders’ equity	22,241	26,383	25,644	29,066

Total liabilities and stockholders’ equity	$608,894	$609,412	$603,130	$603,552

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
Consolidated Statements of Operations

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
	As Previously		As Previously
	Reported	Restated	Reported	Restated
Revenues*	$117,704	$117,704	$104,173	$104,173

Expenses:
Cost of goods sold*	73,341	73,341	58,998	58,998
Operating, selling, administrative and general expenses	24,136	24,136	26,527	26,527

Operating income	20,227	20,227	18,648	18,648

Other income (expenses):
Interest and dividend income	1,781	1,781	710	710
Interest expense	(9,490)	(8,277)	(7,475)	(6,342)
Change in fair value of derivatives embedded within convertible debt	1,224	1,224	828	828
Loss on extinguishment of debt	—	—	—	—
Gain (loss) on investments, net	(30)	(30)	1,430	1,430
Gain from conversion of LTS notes	—	—	9,461	9,461
Equity in loss on operations of LTS	—	—	(299)	(299)
Equity (loss) income from non-consolidated real estate businesses	3,735	3,735	(306)	(306)
Other, net	46	46	(1)	(1)

Income from operations before provision for income taxes and minority interests	17,493	18,706	22,996	24,129
Income tax expense	8,200	8,693	12,518	12,920
Minority interests	—	—	(2,016)	(2,016)

Income from continuing operations	$9,293	$10,013	$8,462	$9,193

Discontinued operations:
Income from discontinued operations, net of minority interests and taxes	—	—	82	82
Gain on disposal of discontinued operations, net of minority interests and taxes	—	—	2,952	2,952

Income from discontinued operations	—	—	3,034	3,034

Net income	$9,293	$10,013	$11,496	$12,227

Per basic common share:

Income from continuing operations	$0.17	$0.19	$0.19	$0.21

Income from discontinued operations	$—	$—	$0.07	$0.07

Net income applicable to common shares	$0.17	$0.19	$0.26	$0.28

Per diluted common share:

Income from continuing operations	$0.17	$0.18	$0.18	$0.20

Income from discontinued operations	$—	$—	$0.07	$0.07

Net income applicable to common shares	$0.17	$0.18	$0.25	$0.27

Cash distributions declared per share	$0.38	$0.38	$0.36	$0.36

*	Revenues and cost of goods sold include excise taxes of $40,118 and $33,432 for the three months ended March 31, 2006 and 2005, respectively.

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
Restatement of Consolidated Financial Statements
     On November 9, 2006, we determined we would restate our financial statements for each of the years ended December 31, 2004 and 2005, and selected financial data for each of the years 2004 and 2005 appearing in Item 6 of our 2005 Annual Report on Form 10-K, as amended, as well as our interim financial statements for all interim periods within 2005 and the first two quarters of 2006. The restatement corrected an error in the computation of the debt discount amortization created by the embedded derivative and the beneficial conversion feature associated with our 5% variable interest senior convertible notes due 2011, which were issued in the last quarter of 2004 and the first half of 2005. The restatement adjustments affected our previously reported interest expense, the related income tax effect, and extraordinary items, as well as our previously reported other assets, long-term debt, additional paid-in capital and accumulated deficit balances. The effects of the restatement are reflected in our consolidated financial statements and accompanying notes included herein. See Note 16 – Restated Financial Information. All periods presented are unaudited.
     The restatement adjustments corrected the previous amortization method used in calculating the amortization of the debt discount created by the embedded derivative and beneficial conversion feature associated with our 5% variable interest senior convertible notes due 2011. We previously amortized the debt discount on our 5% variable interest senior convertible notes due 2011 using an erroneous amortization method that did not result in a consistent yield on the convertible debt over the debt’s term.
     The aggregate net effect of the restatement was to increase stockholders’ equity by $4,142 as of March 31, 2006, $3,422 as of December 31, 2005 and $336 as of December 31, 2004. The restatement also increased net income by $720 ($0.01 per diluted common share) and $731 ($0.02 per diluted common share) for the three months ended March 31, 2006 and 2005, respectively.
     There was no change to each subtotal (operating, investing and financing activities) in the Company’s consolidated statements of cash flows as a result of the restatement.
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
     Derivatives; Beneficial Conversion Feature. We measure all derivatives, including certain derivatives embedded in other contracts, at fair value and recognize them in the consolidated balance sheet as an asset or a liability, depending on our rights and obligations under the applicable derivative contract. In November 2004, we issued in a private placement 5% variable interest senior convertible notes due 2011 where a portion of the total interest payable on the notes is computed by reference to the cash dividends paid on our common stock. In December 2004 and during the first half of 2005, we issued additional notes on the same terms. This portion of the interest payment is considered an embedded derivative. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, we have bifurcated this dividend portion of the interest on the notes and, based on a valuation by an independent third party, estimated the fair value of the embedded derivative liability. At issuance of the November 2004 notes, the estimated initial fair value was $24,738, which was recorded as a discount to the notes and classified as a derivative liability on the consolidated balance sheet. Issuances of $1,405 of additional notes in December 2004, $14,949 of additional notes in the first quarter in 2005 and $30,000 of additional notes in April 2005 increased the initial fair value of the derivative liability by $17,304 to $42,042. The initial embedded derivative liability is amortized over the term of the debt and reflected as non-cash interest expense. We recognized non-cash interest expense of $679 and $376 in the first quarter of 2006 and 2005, respectively, due to the amortization of the debt discount attributable to the embedded derivatives.
     Changes to the fair value of this embedded derivative are reflected quarterly in our consolidated statement of operations as “Change in fair value of derivatives embedded within convertible debt” At March 31, 2006, the derivative liability was estimated at $38,147 and at December 31, 2005, the derivative liability was estimated at $39,371. We recognized gains of $1,224 and $828 in the first quarter of 2006 and 2005, respectively due to changes in the fair value of the embedded derivative, which were reported as “Change in fair value of derivatives embedded within convertible debt”.

     After giving effect to the recording of the embedded derivative liability as a discount to the notes, our common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the initial intrinsic value of the beneficial conversion feature ($22,138 at December 31, 2005 prior to the impact of income taxes) be recorded to additional paid-in capital and as a discount on the notes. The discount is then amortized to interest expense over the term of the notes using the effective interest rate method. We recognized non-cash interest expense of $376 and $204 in the first quarter of 2006 and 2005, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.
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
     Stock-Based Compensation. In January 2006, we adopted SFAS No. 123(R), “Share-Based Payment", under which share-based transactions are accounted for using a fair value-based method to recognize non-cash compensation expense. Prior to adoption, our stock-based compensation plans were accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” with the intrinsic value-based method permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. We adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to, but not yet vested as of January 1, 2006 in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight line basis over the requisite service period of the award. Upon adoption, there was no cumulative adjustment for the impact of the change in accounting principles because the assumed forfeiture rate did not differ significantly from prior periods. We recognized compensation expense of $186 related to stock options in the first quarter of 2006 as a result of adopting SFAS No. 123(R). As of March 31, 2006, there was $243 of total unrecognized cost related to employee stock options. In addition, effective January 1, 2006, as a result of the adoption of SFAS No. 123(R), payments of dividend equivalent rights on the unexercised portion of stock options are accounted for as reductions in additional paid-in capital on our consolidated balance sheet ($1,578 for the three months ended March 31, 2006). Prior to January 1, 2006, in accordance with APB Opinion No. 25, we accounted for these dividend equivalent rights as additional compensation expense ($1,770 for the three months ended March 31, 2005). As of March 31, 2006, there was $356 of total unrecognized cost related to employee stock options. See Note 10 to our consolidated financial statements for a discussion of the adoption of this standard.
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
     Other Income (Expenses). For the three months ended March 31, 2006, other income (expenses) was a loss of $1,521 compared to an income of $5,481 for the three months ended March 31, 2005. For the three months ended March 31, 2006, interest expense of $8,277 and a loss on investments of $30 were offset primarily by equity income from non-consolidated real estate businesses of $3,735, changes in fair value of derivatives embedded within convertible debt of $1,224 and interest and dividend income of $1,781. The equity income of $3,735 for the 2006 period resulted primarily from income of $2,590 related to New Valley’s investment in Douglas Elliman Realty, LLC and income of $1,154 related to its investment in Koa Investors, which owns the Sheraton Keauhou Bay Resort and Spa in Kailua-Kona, Hawaii. For the three months ended March 31, 2005, a gain on the LTS conversion of $9,461, a gain on investments of $1,430, changes in fair value of derivatives embedded within convertible debt of $828 and interest and dividend income of $710 were offset by interest expense of $6,342, equity loss from non-consolidated real estate businesses of $306 and an equity loss in LTS of $299.
     Income from Continuing Operations. The income from continuing operations before income taxes and minority interests for the three months ended March 31, 2006 was $18,706 compared to income of $24,129 before income taxes and minority interests for the three months ended March 31, 2005. The income tax provision was $8,693 in 2006. This compared to a tax provision of $12,920 and minority interests of $2,016 in 2005. Our income tax rate for 2006 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes. Our tax rate for 2005 considers the intraperiod allocation at New Valley between income from continuing and discontinued operations and the utilization of deferred tax assets at New Valley, the impact of nondeductible expenses and state income taxes.
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
Net cash provided from operations was $1,622 and $7,044 for the three months ended March 31, 2006 and 2005, respectively. The difference between the two periods relates to a net change of $10,484 in the 2006 period versus the 2005 period primarily related to increased payments of current liabilities related to income taxes and bonus accruals, a net increase of inventory of $1,923 in the 2006 period versus a net decrease of inventory of $5,110 in 2005 and lower net income of $2,214 in the 2006 period. The amount was offset by an increase of accounts receivable of $3,789 in the 2006 period versus an increase of accounts receivable of $9,957 in the 2005 period, a decrease of $6,185 of non-cash income items (income from non-consolidated real estate companies, gain from the conversion of LTS notes, equity loss on operations of LTS, changes in fair value of derivatives embedded within convertible debt and net gains and losses from investments) in the 2006 period and increased distributions from non-consolidated real estate businesses of $1,269 in the 2006 period.
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
     Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of March 31, 2006, our deferred income tax liabilities exceeded our deferred income tax assets by $67,981. The largest component of our deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 16 to our consolidated financial statements in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.
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
     In addition, as of March 31, 2006, approximately $54,264 ($111,864 at stated value) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. Included in the difference between the stated value of the debt and carrying value are embedded derivatives, which were estimated at $38,147 at March 31, 2006. Changes to the fair value of these embedded derivatives are reflected quarterly within our statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Change in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $800 resulting from the embedded derivative associated with our 5% variable interest senior convertible notes due 2011.
     We held investment securities available for sale totaling $30,583 at March 31, 2006, which includes 11,111,111 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $16,000 (see Note 4 to our consolidated financial statements). Adverse market conditions could have a significant effect on the value of these investments.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, as a result of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
     As discussed in Notes 2 and 16 to the consolidated financial statements, we determined that we would restate our consolidated financial statements for each of the years ended December 31, 2004 and 2005, as well as our interim financial statements for all interim periods within 2005 and the first two quarters of 2006. The restatement corrected an error in the computation of the amortization of the debt discount created by the embedded derivative and the beneficial conversion feature associated with our 5% variable interest senior convertible notes due in 2011.
     In our Quarterly Reports on Form 10-Q for each of the quarterly periods ended March 31, 2005 and 2006, June 30, 2005 and 2006, and September 30, 2005, and in our Annual Report on Form 10-K for the year ended December 31, 2005, management originally reported that our disclosure controls and procedures were effective. In light of the restatement discussed above, we have reassessed the effectiveness of our disclosure controls and procedures as of those dates, and have concluded that they were not effective due to the material weakness discussed below.

     A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     As of March 31, 2006, we did not maintain effective controls over the accuracy of our debt discount amortization. Specifically, we did not maintain effective controls to ensure that the amortization of our debt discount created by the embedded derivative and beneficial conversion feature resulted in a consistent yield on our 5% variable interest senior convertible notes due 2011 over its term, in accordance with generally accepted accounting principles through the application of the effective interest method. This control deficiency resulted in the restatement of our annual consolidated financial statements for the years ended December 31, 2004 and 2005, all interim periods in 2005, the first two interim periods of 2006 and audit adjustments to the third interim period of 2006. In addition, this control deficiency could result in misstatement of our debt, other assets and interest expense that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
Plan of Remediation
     In response to the material weakness in internal control over financial reporting described above, we have reviewed our procedures and processes over the accuracy of our debt discount amortization. Specifically, we have revised the amortization of our debt discount for our 5% variable interest senior convertible notes due 2011 and have plans to establish a control to test the amortization of debt discounts to ascertain that such amortization results in a consistent yield on our convertible debt over its term in accordance with the effective interest method and generally accepted accounting principles. We will perform such a review and test for any new convertible debt or any changes to projected interest payments on our existing convertible debt to ensure it results in a consistent yield.
     The material weakness will be fully remediated when management determines the revised control process has been operating for a sufficient period of time to provide reasonable assurance as to its effectiveness. The remediation and ultimate resolution of our material weakness will be reviewed with the Audit Committee of our Board of Directors.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

				Total Number	Maximum Number
				of Shares	of Shares that
	Total			Purchased as	May Yet Be
	Number of		Average	Part of Publicly	Purchased Under
	Shares		Price Paid	Announced Plans	the Plans
Period	Purchased		per Share	or Programs	or Programs
January 1 to January 31, 2006	—		$—	—	—

February 1 to February 28, 2006	—		—	—	—

March 1 to March 31, 2006	19,302	(1)	19.21	—	—

Total	19,302		$19.21	—	—

(1)	Delivery of shares to us in payment of exercise price in connection with exercise of an employee stock option for 35,279 shares on March 13, 2006.

Item 6. Exhibits

*10.1	Amendment dated January 27, 2006 to Amended and Restated Employment Agreement, dated as of September 27, 2005, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated January 27, 2006).

*10.2	Amended and Restated Employment Agreement dated as of January 27, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 to Vector’s Form 8-K dated January 27, 2006).

*10.3	Employment Agreement, dated as of January 27, 2006, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated January 27, 2006).

*10.4	Amended and Restated Employment Agreement, dated as of January 27, 2006, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated January 27, 2006).

*10.5	Executive Retirement Agreement and Release, dated as of February 3, 2006, between Vector and Joselynn D. Van Siclen (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated February 3, 2006).

*10.6	Employment Agreement, dated as of January 27, 2006, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated January 27, 2006).

*10.7	Vector Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.7 in Vector’s Form 8-K dated January 27, 2006).

*10.8	Vector Supplemental Retirement Plan (as amended and restated January 27, 2006) (incorporated by reference to Exhibit 10.6 in Vector’s Form 8-K dated January 27, 2006).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Material Legal Proceedings (incorporated by reference to Exhibit 99.1 in Vector’s Form 10-Q for the quarterly period ended March 31, 2006).

*	Incorporated by reference.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By:	/s/ J. Bryant Kirkland III

J. Bryant Kirkland III
Vice President and Chief
Financial Officer
Date: November 22, 2006