Form 10-Q/A
period 2006-06-30
VECTOR GROUP LTD
filed 2006-11-22
CIK 59440

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

Explanatory Note
     This Amendment No. 1 on Form 10-Q/A to Vector Group Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 is being filed to reflect the restatement of our consolidated financial statements as of June 30, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on August 9, 2006 (the “Original Filing”). We have not amended and do not intend to amend our previously filed Annual Report on Form 10-K for 2004 and Quarterly Reports on Form 10-Q for periods ending prior to December 31, 2005. For this reason, the consolidated financial statements, reports of independent registered certified public accounting firm and related financial information for the affected periods contained in such reports filed prior to November 14, 2006 should no longer be relied upon. We have amended our Form 10-K/A for the year ended December 31, 2005, which was filed on November 22, 2006, and our Form 10-Q for the quarterly period ended March 31, 2006, which was filed on November 22, 2006.
     The restatement adjustments corrected the previous amortization method used in calculating the debt discount amortization created by the embedded derivative and beneficial conversion feature associated with our 5% variable interest senior convertible notes due 2011 which were issued in November 2004. We previously amortized the debt discount on our 5% variable interest senior convertible notes due 2011 using an erroneous amortization method that did not result in a consistent yield on the convertible debt over the debt’s term.
     The aggregate net effect of the restatement was to increase stockholders’ equity by $4.781 million as of June 30, 2006, $3.422 million as of December 31, 2005 and $336,000 as of December 31, 2004. The restatement also decreased net loss by $639,000 ($0.02 per diluted common share) for the three months ended June 30, 2006 and increased net income by $1.359 million ($0.02 per diluted common share) for the six months ended June 30, 2006. Further, the restatement increased net income by $1.071 million for the three months ended June 30, 2005 ($0.03 per diluted common share) and $1.802 million ($0.04 per diluted common share) for the six months ended June 30, 2005.
     The restatement adjustments corrected the previous amortization method used in calculating the debt discount amortization created by the embedded derivative and beneficial conversion feature associated with our 5% variable interest senior convertible notes due 2011 which were issued in November 2004. We previously amortized the debt discount on our 5% variable interest senior convertible notes due 2011 using an erroneous amortization method that did not result in a consistent yield on the convertible debt over the debt’s term.
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
     For the convenience of the reader, this June 30, 2006 Amendment No. 1 to Form 10-Q sets forth the original filing in its entirety, although we are only amending and restating certain information in Items 1, 2, 3, and 4 of the Original Filing. The information contained in this Form 10-Q/A has not been updated to reflect other events occurring after August 9, 2006, the date of the Original Filing, to modify or to update those disclosures affected by subsequent events including the 5% stock dividend which was paid on September 29, 2006 to stockholders of record on September 20, 2006. Information regarding subsequent periods is contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the SEC on November 14, 2006 and in other filings with the SEC. This filing should be read and considered in conjunction with such filings, including our amended Form 10-K/A for the year ended December 31, 2005.
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

VECTOR GROUP LTD.
FORM 10-Q/A

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30,	December 31,
	2006	2005
	Restated (1)	Restated (1)
ASSETS:

Current assets:
Cash and cash equivalents	$155,752	$181,059
Investment securities available for sale	25,020	18,507
Accounts receivable — trade	15,722	12,714
Inventories	71,918	70,395
Deferred income taxes	25,656	26,179
Assets held for sale	1,325	—
Other current assets	9,996	10,245

Total current assets	305,389	319,099

Property, plant and equipment, net	58,631	62,523
Long-term investments, net	7,869	7,828
Investments in non-consolidated real estate businesses	29,226	17,391
Restricted assets	6,777	6,743
Deferred income taxes	57,345	69,988
Intangible asset	107,511	107,511
Other assets	11,548	12,469

Total assets	$584,296	$603,552

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Current portion of notes payable and long-term debt	$62,328	$9,313
Accounts payable	8,161	15,394
Accrued promotional expenses	13,581	18,317
Accrued taxes payable, net	29,195	32,392
Settlement accruals	19,933	22,505
Deferred income taxes	4,843	3,891
Accrued interest	3,742	5,770
Other accrued liabilities	14,413	20,518

Total current liabilities	156,196	128,100

Notes payable, long-term debt and other obligations, less current portion	133,472	238,242
Fair value of derivatives embedded within convertible debt	37,132	39,371
Non-current employee benefits	19,256	17,235
Deferred income taxes	149,057	145,892
Other liabilities	6,509	5,646

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 10,000,000 shares.	—	—
Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 56,811,929 and 53,417,525 shares and outstanding 54,141,534 and 49,849,735 shares	5,414	4,985
Additional paid-in capital	159,583	133,325
Unearned compensation	—	(11,681)
Accumulated deficit	(63,330)	(70,633)
Accumulated other comprehensive loss	(6,565)	(10,610)
Less: 2,670,395 and 3,567,790 shares of common stock in treasury, at cost	(12,428)	(16,320)

Total stockholders’ equity	82,674	29,066

Total liabilities and stockholders’ equity	$584,296	$603,552

(1)	See Notes1(i) and 2.
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	Restated (1)	Restated (1)	Restated (1)	Restated (1)
Revenues*	$113,355	$113,113	$231,059	$217,286

Expenses:
Cost of goods sold*	69,304	65,901	142,645	124,899
Operating, selling, administrative and general expenses	21,591	22,850	45,727	49,377

Operating income	22,460	24,362	42,687	43,010

Other income (expenses):
Interest and dividend income	2,321	1,170	4,102	1,880
Interest expense	(8,739)	(7,880)	(17,016)	(14,222)
Change in fair value of derivatives embedded within convertible debt	1,015	299	2,239	1,127
Loss on extinguishment of debt	(14,860)	—	(14,860)	—
Loss on investments, net	(17)	(5)	(47)	1,425
Gain from conversion of LTS notes	—	—	—	9,461
Equity in loss on operations of LTS	—	—	—	(299)
Equity income from non-consolidated real estate businesses	3,870	2,324	7,605	2,018
Other, net	31	57	77	56

Income from operations before provision for income taxes and minority interests	6,081	20,327	24,787	44,456
Income tax expense	8,790	9,371	17,484	22,291
Minority interests	—	392	—	(1,624)

(Loss) income from continuing operations	(2,709)	11,348	7,303	20,541

Discontinued operations:
Income from discontinued operations, net of minority interests and taxes	—	—	—	82
Gain on disposal of discontinued operations, net of minority interests and taxes	—	—	—	2,952

Income from discontinued operations	—	—	—	3,034

Net (loss) income	$(2,709)	$11,348	$7,303	$23,575

Per basic common share:

(Loss) income from continuing operations	$(0.05)	$0.26	$0.14	$0.47

Income from discontinued operations	$—	$—	$—	$0.07

Net (loss) income applicable to common shares	$(0.05)	$0.26	$0.14	$0.54

Per diluted common share:

(Loss) income from continuing operations	$(0.05)	$0.25	$0.13	$0.44

Income from discontinued operations	$—	$—	$—	$0.07

Net (loss) income applicable to common shares	$(0.05)	$0.25	$0.13	$0.51

Cash distributions declared per share	$0.40	$0.38	$0.80	$0.76

*	Revenues and Cost of goods sold include excise taxes of $39,686, $37,011, $79,803 and $70,443, respectively.

(1)	See Notes 1(i) and 2.
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Accumulated	Unearned	Treasury	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Stock	Loss	Total
Balance, December 31, 2005, restated (1)	49,849,735	$4,985	$133,325	$(70,633)	$(11,681)	$(16,320)	$(10,610)	$29,066

Net income, restated	—	—	—	7,303	—	—	—	7,303
Forward contract adjustments, net of taxes	—	—	—	—	—	—	277	277
Unrealized gain on investment securities, net of taxes	—	—	—	—	—	—	3,768	3,768

Total other comprehensive income	—	—	—	—	—	—	—	4,045

Total comprehensive income, restated	—	—	—	—	—	—	—	11,348

Reclassifications in accordance with SFAS No. 123(R)	—	—	(11,681)	—	11,681	—	—	—
Distributions on common stock	—	—	(44,806)	—	—	—	—	(44,806)
Exercise of options, net of 19,302 shares delivered to pay exercise price	91,799	9	1,135	—	—	(371)	—	773
Conversion of debt	4,200,000	420	79,537	—	—	4,263	—	84,220
Amortization of deferred compensation	—	—	2,073	—	—	—	—	2,073

Balance, June 30, 2006, restated	54,141,534	$5,414	$159,583	$(63,330)	$—	$(12,428)	$(6,565)	$82,674

(1)	See Notes 1(i) and 2.
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Six Months Ended
	June 30,	June 30,
	2006	2005
	Revised(1)	Revised(1)
Net cash provided by operating activities:	$11,499	$21,978

Cash flows from investing activities:
Proceeds from sale or maturity of investment securities	3,321	5,844
Purchase of investment securities	(3,466)	(6,497)
Proceeds from sale or liquidation of long-term investments	176	—
Purchase of long-term investments	(186)	(144)
Investments in non-consolidated real estate businesses	(6,425)	(1,377)
Increase in restricted assets	(34)	(842)
Capital expenditures	(2,675)	(4,505)
Other	—	(153)
Discontinued operations	—	66,912

Net cash (used in) provided by investing activities	(9,289)	59,238

Cash flows from financing activities:
Proceeds from debt	78	47,059
Repayments of debt	(3,269)	(2,297)
Borrowings under revolver	257,391	201,605
Repayments on revolver	(238,107)	(201,946)
Distributions on common stock	(44,283)	(33,525)
Proceeds from exercise of options	773	2,546
Deferred financing charges	(100)	(1,960)
Discontinued operations	—	(39,213)

Net cash used in financing activities	(27,517)	(27,731)

Net (decrease) increase in cash and cash equivalents	(25,307)	53,485
Cash and cash equivalents, beginning of period	181,059	110,004

Cash and cash equivalents, end of period	$155,752	$163,489

(1)	See Notes 1(a) and 1(i).
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

VECTOR GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, Except Per Share Amounts) — (Continued) (Unaudited)

Six Months
Ended
June 30, 2006
Net income	$7,303

Income attributable to participating securities	(480)

Net income available to common stockholders	$6,823

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

VECTOR GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, Except Per Share Amounts) — (Continued) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Number of stock options	8,445,909	646,391	217,776	652,770

Weighted-average exercise price	$10.55	$27.27	$27.84	$27.16

Weighted-average shares of non-vested restricted stock	653,070	—	628,570	—

Weighted-average expense per share	$19.47	N/A	$19.66	N/A

Weighted-average number of shares issuable upon conversion of debt	11,562,556	11,618,316	11,863,225	10,656,864

Weighted-average conversion price	$19.82	$20.66	$19.96	$20.98

(e)	Comprehensive Income:

Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. Total comprehensive (loss) income applicable to Common Shares for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net (loss) income	$(2,709)	$11,348	$7,303	$23,575

Forward contract adjustments, net of income taxes	208	(310)	277	(422)

Net unrealized gains on investment securities available for sale:
Change in net unrealized gains	(3,380)	(287)	3,740	730
Net unrealized gains reclassified into net income, net of income taxes	10	3	28	(919)

Change in unrealized gains	(3,370)	(284)	3,768	(189)

Total comprehensive (loss) income	$(5,871)	$10,754	$11,348	$22,964

VECTOR GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, Except Per Share Amounts) — (Continued) (Unaudited)
The components of accumulated other comprehensive income were as follows as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Net unrealized gains on investment securities available for sale	$4,396	$628
Forward contracts adjustment	(322)	(599)
Additional pension liability	(10,639)	(10,639)

Accumulated other comprehensive loss	$(6,565)	$(10,610)

(f)	Financial Instruments:

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

VECTOR GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, Except Per Share Amounts) — (Continued) (Unaudited)
Effective January 1, 2006, the Company adopted EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature.” In Issue No. 05-8, the EITF concluded that the issuance of convertible debt with a beneficial conversion feature creates a temporary difference on which deferred taxes should be provided. The consensus is required to be applied in fiscal periods beginning after December 15, 2005, by retroactive restatement of prior financial statements retroactive to the issuance of the convertible debt. The adoption of EITF Issue No. 05-8 reduced income tax expense by $165 and $318 for the three and six months ended June 30, 2006, respectively. The retrospective application of EITF Issue No. 05-8 reduced income tax expense by $97 and $169 for the three and six months ended June 30, 2005, respectively. A reconciliation of the net impact of the application of EITF Issue No. 05-8 at December 31, 2005 on the Company’s consolidated balance sheet is as follows (as restated):

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

On November 9, 2006, the Company determined it would restate its financial statements for each of the years ended December 31, 2004 and 2005, as amended, as well as the Company’s interim financial statements for all interim periods within 2005 and the first two quarters of 2006. The restatement corrected an error in the computation of the debt discount amortization created by the embedded derivative and the beneficial conversion feature associated with the Company’s 5% variable interest senior convertible notes due 2011 which were issued in the fourth quarter of 2004 and the first half of 2005. The restatement adjustments affected the Company’s previously reported interest expense, the related income tax effect, and extraordinary items, as well as the Company’s previously reported other assets, long-term debt, additional paid-in capital and accumulated deficit balances. The effects of the restatement are reflected in the Company’s consolidated financial statements and accompanying notes included herein. See Note 16 — Restated Financial Information. All periods presented are unaudited.

The aggregate net effect of the restatement was to increase stockholders’ equity by $4,781 as of June 30, 2006, $3,422 as of December 31, 2005 and $336 as of December 31, 2004. The restatement also decreased net loss by $639 ($0.02 per diluted common share) for the three months ended June 30, 2006 and increased net income by $1,359 ($0.02 per diluted common share) for the six months ended June 30, 2006. Further, the restatement increased net income by $1,071 for the three months ended June 30, 2005 ($0.03 per diluted common share) and $1,802 ($0.04 per diluted common share) for the six months ended June 30, 2005.

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

There was no change to each subtotal (operating, investing and financing) in the Company’s consolidated statements of cash flows as a result of the restatement. Certain balances related to line items within certain cash flows were corrected as part of the restatement. The adjustments relating to restated amounts affected by the restatement in the consolidated financial statements as of and for the three and six months ended June 30, 2006 and 2005 are as follows.

	Previously	Restatement
	Reported	Adjustments	Restated
Three months ended June 30, 2006:

Interest expense	$(9,817)	$1,078	$(8,739)
Income from continuing operations before benefit for income taxes and minority interests	5,003	1,078	6,081
Income tax provision	8,352	438	8,790

Net income	$(3,349)	$640	$(2,709)

VECTOR GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, Except Per Share Amounts) — (Continued) (Unaudited)

	Previously	Restatement
	Reported	Adjustments	Restated
Basic (loss) earnings per common share	$(0.07)	$0.02	$(0.05)

Diluted (loss) earnings per common share	$(0.07)	$0.02	$(0.05)

Three months ended June 30, 2005:

Interest expense	$(9,541)	$1,661	$(7,880)
Income from continuing operations before benefit for income taxes and minority interests	18,666	1,661	20,327
Income tax provision	8,781	590	9,371

Net income	$10,277	$1,071	$11,348

Basic earnings per share per common share	$0.23	$0.03	$0.26

Diluted earnings per share per common share	$0.22	$0.03	$0.25

Six months ended June 30, 2006:

Interest expense	$(19,307)	$2,291	$(17,016)
Income from continuing operations before benefit for income taxes and minority interests	22,496	2,291	24,787
Income tax provision	16,552	932	17,484

Net income	$5,944	$1,359	$7,303

Basic earnings per common share	$0.11	$0.03	$0.14

Diluted earnings per common share	$0.11	$0.02	$0.13

Six months ended June 30, 2005:

Interest expense	$(17,016)	$2,794	$(14,222)
Income from continuing operations before benefit for income taxes and minority interests	41,662	2,794	44,456
Income tax provision	21,299	992	22,291

Income from continuing operations	$18,739	$1,802	$20,541
Net income	$21,773	$1,802	$23,575

Basic earnings per share from continuing operations	$0.43	$0.04	$0.47

Diluted earnings per share from continuing operations	$0.40	$0.04	$0.44

Basic earnings per share per common share	$0.50	$0.04	$0.54

Diluted earnings per share per common share	$0.47	$0.04	$0.51

As of June 30, 2006:

Assets
Other assets	$10,939	$609	$11,548
Total assets	583,687	609	584,296

Liabilities
Notes payable, long-term debt and other obligations less current portion	$140,924	$(7,452)	$133,472
Deferred income taxes, long term	145,777	3,280	149,057

Stockholders’ equity
Additional paid-in capital	$159,787	$(204)	$159,583

VECTOR GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, Except Per Share Amounts) — (Continued) (Unaudited)

	Previously	Restatement
	Reported	Adjustments	Restated
Accumulated deficit	(68,315)	4,985	(63,330)
Total stockholders’ equity as of June 30, 2006	77,893	4,781	82,674

As of December 31, 2005:

Assets
Other assets	$12,047	$422	$12,469
Total assets	603,130	422	603,552

Liabilities
Notes payable, long-term debt and other obligations less current portion	$243,590	$(5,348)	$238,242
Deferred income taxes, long term	143,544	2,348	145,892

Stockholders’ equity
Additional paid-in capital	$133,529	$(204)	$133,325
Accumulated deficit	(74,259)	3,626	(70,633)
Total stockholders’ equity as of December 31, 2005	25,644	3,422	29,066
3.	RESTRUCTURING

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

Marketable equity securities available for sale as of June 30, 2006 include New Valley’s 11,111,111 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $11,111 (see Note 12).

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

Depreciation and amortization expense on property, plant and equipment for the three and six months ended June 30, 2006 was $2,518 and $4,991, respectively. Depreciation and amortization expense on property, plant and equipment for the three and six months ended June 30, 2005 was $2,878 and $5,486, respectively. Future machinery and equipment purchase commitments at Liggett were $5,879 at June 30, 2006.

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

7.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	June 30,	December 31,
	2006	2005
	Restated	Restated
Vector:
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $56,463 and $58,655*	$55,401	$53,209
6.25% Convertible Subordinated Notes due 2008	62,492	132,492

Liggett:
Revolving credit facility	19,284	—
Term loan under credit facility	3,095	3,482
Equipment loans	7,536	9,828

Vector Tobacco:
Notes payable — Medallion acquisition due 2007	35,000	35,000

V.T. Aviation:
Note payable	7,804	8,300

VGR Aviation:
Note payable	4,772	4,867

Other	416	377

Total notes payable, long-term debt and other obligations	195,800	247,555
Less:
Current maturities	(62,328)	(9,313)

Amount due after one year	$133,472	$238,242

*	The fair value of the derivatives embedded within these notes ($37,132 at June 30, 2006 and $39,371 at December 31, 2005) is separately classified as a derivative liability in the consolidated balance sheet.
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

Embedded Derivatives. The portion of the Notes Total Interest which is computed by reference to the cash dividends paid on the Company’s common stock is considered an embedded derivative within the notes, which the Company is required to separately value. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, the Company has bifurcated this embedded derivative and, based on a valuation by a third party, estimated the fair value of the embedded derivative liability. At issuance of the November 2004 notes, the estimated initial fair value was $24,738, which was recorded as a discount to the notes and classified as a derivative liability on the consolidated balance sheet. Issuances of $1,405 of additional notes in December 2004, $14,949 of additional notes in the first quarter in 2005 and $30,000 of additional notes in April 2005 increased the initial fair value of the derivative liability to $42,042. The initial embedded derivative liability is amortized over the term of the debt and reflected as non-cash interest expense. The Company recognized non-cash interest expense of $732 and $490 in the second quarter of 2006 and 2005, respectively, and $1,411 and $866 in the first half of 2006 and 2005, respectively, due to the amortization of the debt discount attributable to the embedded derivatives.

Changes to the fair value of this embedded derivative are reflected quarterly in the Company’s consolidated statement of operations as “Change in fair value of derivatives embedded within convertible debt” At June 30, 2006, the derivative liability was estimated at $37,132 and at December 31, 2005, the derivative liability was estimated at $39,371. The Company recognized gains of $1,015 and $299 in the second quarter of 2006 and 2005, respectively, and gains of $2,239 and $1,127 for the first half of 2006 and 2005, respectively, due to changes in the fair value of the embedded derivative, which were reported as “Change in fair value of derivatives embedded within convertible debt”.

Beneficial Conversion Feature. After giving effect to the recording of the embedded derivative liability as a discount to the notes, the Company’s common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the initial intrinsic value of the beneficial conversion feature ($22,139 at December 31, 2005 prior to the impact of income taxes) be recorded to additional paid-in capital and as a discount on the notes. The discount

VECTOR GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, Except Per Share Amounts) — (Continued) (Unaudited)
is then amortized to interest expense over the term of the notes using the effective interest rate method. The Company recognized non-cash interest expense of $406 and $273 in the second quarter of 2006 and 2005, respectively, and $782 and $477 in the first half of 2006 and 2005, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.

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

Jury awards in various states representing material amounts of damages have been returned against other cigarette manufacturers in recent years. The awards in these individual actions are for both compensatory and punitive damages. Over the last several years, after conclusion of all appeals, several significant damage awards have been paid to individual plaintiffs by other cigarette manufacturers including an award of $5,500 in compensatory damages and $50,000 in punitive damages, plus $27,000 in interest, paid in 2006 by Philip Morris in the Boeken v. Philip Morris case. Liggett was not a party to these actions. The following is a brief description of several of the pending cases where jury awards against other manufacturers are on appeal:
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

Except for $2,000 accrued for the year ended December 31, 2005, in connection with the foregoing matters, no other amounts have been accrued in the accompanying consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. At June 30, 2006, $2,000 remained in settlement accruals on the Company’s consolidated balance sheet. There can be no assurance that Liggett will prevail in any of these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

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

Various states have adopted or are considering legislation establishing reduced ignition propensity standards for cigarettes. Compliance with this legislation could be burdensome and costly. In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control, with developing standards for “self-extinguishing” or reduced ignition propensity cigarettes. All cigarettes manufactured for sale in New York State must be manufactured to specific reduced ignition propensity standards set forth in the regulations. Liggett and Vector Tobacco are in compliance with the New York reduced ignition propensity regulatory requirements. Since the passage of the New York law, the states of Vermont, California, New Hampshire and Illinois have passed similar laws utilizing the same technical standards, to become effective on May 1, 2006, January 1, 2007, October 1, 2007 and January 1, 2008, respectively. Massachusetts has also recently enacted reduced ignition propensity standards for cigarettes, although currently there is no effective date for the legislation. Similar legislation is being considered by other state governments and at the federal level. Compliance with such legislation could harm the business of Liggett and Vector Tobacco, particularly if there were to be varying standards from state to state.

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

The net impact of the adoption of SFAS No. 123(R) was a reduction in the operating, selling, administrative and general expenses of $1,449 and $2,841 and an increase in net income of $1,428 and $2,895 for the three and six months ended June 30, 2006, respectively. The net impact of the adoption of SFAS No. 123(R) was a decrease in diluted loss per common share from $0.08 to $0.05 for the three months ended June 30, 2006 and an increase in diluted EPS from $0.09 to $0.13 for the six months ended June 30, 2006.

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

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	Revised	Revised
Net income	$11,348	$23,575

Add: employee stock compensation expense included in reported net income, net of related tax effects	1,716	3,666
Deduct: total employee stock compensation expense determined under the fair value method for all awards, net of related tax effects	(530)	(1,034)

Pro forma net income	$12,534	$26,207

Income per share:
Basic — as reported	$0.26	$0.54

Diluted — as reported	$0.25	$0.51

Basic — pro forma	$0.26	$0.55

Diluted — pro forma	$0.25	$0.53

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

The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of June 30, 2006, the Company’s deferred income tax liabilities exceeded its deferred income tax assets by $70,899. The largest component of the Company’s deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010.

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

On July 20, 2006, the Company entered into a settlement with the Internal Revenue Service with respect to the Philip Morris brand transaction. As part of the settlement, the Company agreed that $87,000 of the gain on the transaction would be recognized by the Company as income for tax purposes in 1999 and that the balance of the remaining gain, net of previously capitalized expenses of $900, ($192,000) will be recognized by the Company as income in 2008 or 2009 upon exercise of the options. The Company anticipates paying during the third quarter of 2006 approximately $42,000, including interest, with respect to the gain recognized in 1999. As a result of the settlement, the Company will reduce during the third quarter of 2006 the excess portion of a previously established reserve in its consolidated financial statements. The Company currently estimates the amount of such reduction to be approximately $11,500.

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

VECTOR GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, Except Per Share Amounts) — (Continued) (Unaudited)

	June 30, 2006	December 31, 2005
Cash	$23,025	$15,384
Other current assets	6,442	5,977
Property, plant and equipment, net	17,738	17,973
Trademarks	21,663	21,663
Goodwill	38,061	37,924
Other intangible assets, net	1,896	2,072
Other non-current assets	1,192	1,579
Notes payable — current	3,604	4,770
Other current liabilities	20,539	16,977
Notes payable — long term	49,744	54,422
Other long-term liabilities	2,985	4,941
Members’ equity	33,145	21,462

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$96,282	$90,167	$178,075	$161,569
Costs and expenses	84,935	79,437	160,432	145,762
Depreciation expense	1,242	1,202	2,463	2,328
Amortization expense	103	183	205	367
Interest expense, net	1,654	1,526	2,934	3,074
Income tax expense	217	193	337	374

Net income	$8,131	$7,626	$11,704	$9,664

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

In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82,000 at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57,000 construction loan and distributed a portion of the proceeds to its members, including $5,500 to New Valley. As a result of the refinancing, New Valley suspended its recognition of equity losses in Koa Investors to the extent such losses exceed its basis plus any commitment to make additional investments, which totaled $600 at June 30, 2006. Accordingly, the Company’s consolidated statements of operations do not include any equity losses of Koa Investors for the three and six months ended June 30, 2006.

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

VECTOR GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, Except Per Share Amounts) — (Continued) (Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Pro forma total net revenues	$113,113	$217,286
Pro forma net income from continuing operations	$13,274	$23,106
Pro forma net income	$13,274	$31,627
Pro forma basic weighted average shares outstanding	49,031,243	48,979,758
Pro forma income from continuing operations per basic common share	$0.27	$0.48
Pro forma net income per basic common share	$0.27	$0.65
Pro forma diluted weighted average shares outstanding	51,053,383	50,936,052
Pro forma income from continuing operations Per diluted common share	$0.26	$0.45
Pro forma net income per diluted common share	$0.26	$0.62
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

VECTOR GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, Except Per Share Amounts) — (Continued) (Unaudited)
15.	SEGMENT INFORMATION

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

Financial information for the Company’s continuing operations before taxes and minority interests for the three and six months ended June 30, 2006 and 2005 follows:

		Vector	Real	Corporate
	Liggett	Tobacco	Estate	and Other	Total

Three Months Ended June 30, 2006:

Revenues	$111,628	$1,727	$—	$—	$113,355
Operating income (loss)	30,850	(2,742)	—	(5,648)	22,460
Depreciation and amortization	1,848	85	—	585	2,518

Three Months Ended June 30, 2005:

Revenues	$110,229	$2,884	$—	$—	$113,113
Operating income (loss)	34,345	(2,749)	—	(7,234)	24,362
Depreciation and amortization	2,160	168	—	550	2,878

Six Months Ended June 30, 2006:

Revenues	$227,367	$3,692	$—	$—	$231,059
Operating income (loss)	61,271	(6,290)	—	(12,294)	42,687
Identifiable assets	271,761	6,588	29,226	276,721	584,296
Depreciation and amortization	3,662	142	—	1,187	4,991
Capital expenditures	2,618	47	—	10	2,675

Six Months Ended June 30, 2005:

Revenues	$211,864	$5,422	$—	$—	$217,286
Operating income (loss)	66,215	(7,180)	—	(16,025)	43,010
Identifiable assets	267,492	8,350	29,515	222,329	527,686
Depreciation and amortization	3,977	396	—	1,113	5,486
Capital expenditures	4,083	12	—	410	4,505

VECTOR GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, Except Per Share Amounts) — (Continued) (Unaudited)
16.	RESTATED FINANCIAL INFORMATION

The following tables set forth the effects of the restatement as described in Note 2 of the Company’s unaudited consolidated balance sheets as of June 30, 2006 and December 31, 2005 and the Company’s unaudited statements of operations for the three and six months ended June 30, 2006 and 2005, respectively. There was no change to each subtotal (operating, investing and financing) in the Company’s consolidated statements of cash flows as a result of the restatement. See Note 2 — Restatement of Financial Results.
Consolidated Balance Sheets

	As of June 30, 2006		As of December 31, 2005
	As		As
	Previously		Previously
ASSETS:	Reported	Restated	Reported	Restated
Current assets:
Cash and cash equivalents	$155,752	$155,752	$181,059	$181,059
Investment securities available for sale.	25,020	25,020	18,507	18,507
Accounts receivable — trade	15,722	15,722	12,714	12,714
Inventories	71,918	71,918	70,395	70,395
Deferred income taxes	25,656	25,656	26,179	26,179
Assets held for sale	1,325	1,325	—	—
Other current assets	9,996	9,996	10,245	10,245

Total current assets	305,389	305,389	319,099	319,099
Property, plant and equipment, net	58,631	58,631	62,523	62,523
Assets held for sale, net	—	—	—	—
Long-term investments, net	7,869	7,869	7,828	7,828
Investments in non-consolidated real estate businesses	29,226	29,226	17,391	17,391
Restricted assets	5,099	6,777	5,065	6,743
Deferred income taxes	57,345	57,345	69,988	69,988
Intangible asset	107,511	107,511	107,511	107,511
Other assets	12,617	11,548	13,725	12,469

Total assets	$583,687	$584,296	$603,130	$603,552

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Current portion of notes payable and long-term debt	$62,328	$62,328	$9,313	$9,313
Accounts payable	8,161	8,161	15,394	15,394
Accrued promotional expenses	13,581	13,581	18,317	18,317
Accrued taxes payable, net	29,195	29,195	32,392	32,392
Settlement accruals	19,933	19,933	22,505	22,505
Deferred income taxes	4,843	4,843	3,891	3,891
Accrued interest	3,742	3,742	5,770	5,770
Other accrued liabilities	14,413	14,413	20,518	20,518

Total current liabilities	156,196	156,196	128,100	128,100
Notes payable, long-term debt and other obligations, less current portion	140,924	133,472	243,590	238,242
Fair value of derivatives embedded within convertible debt	37,132	37,132	39,371	39,371
Non-current employee benefits	19,256	19,256	17,235	17,235
Deferred income taxes	145,777	149,057	143,544	145,892
Other liabilities	6,509	6,509	5,646	5,646
Minority interests	—	—	—	—

Commitments and contingencies	—	—	—	—
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	5,414	5,414	4,985	4,985
Additional paid-in capital	159,787	159,583	133,529	133,325
Unearned compensation	—	—	(11,681)	(11,681)
Accumulated deficit	(68,315)	(63,330)	(74,259)	(70,633)
Accumulated other comprehensive loss	(6,565)	(6,565)	(10,610)	(10,610)
Less: Treasury stock, at cost	(12,428)	(12,428)	(16,320)	(16,320)

Total stockholders’ equity	77,893	82,674	25,644	29,066

Total liabilities and stockholders’ equity	$583,687	$584,296	$603,130	$603,552

VECTOR GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, Except Per Share Amounts) — (Continued) (Unaudited)
Consolidated Statements of Operations

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
	As Previously		As Previously
	Reported	Restated	Reported	Restated
Revenues*	$113,355	$113,355	$113,113	$113,113

Expenses:
Cost of goods sold*	69,304	69,304	65,901	65,901
Operating, selling, administrative and general expenses	21,591	21,591	22,850	22,850

Operating income	22,460	22,460	24,362	24,362

Other income (expenses):
Interest and dividend income	2,321	2,321	1,170	1,170
Interest expense	(9,817)	(8,739)	(9,541)	(7,880)
Change in fair value of derivatives embedded within convertible debt	1,015	1,015	299	299
Loss on extinguishment of debt	(14,860)	(14,860)	—	—
Loss on investments, net	(17)	(17)	(5)	(5)
Gain from conversion of LTS notes	—	—	—	—
Equity in loss on operations of LTS	—	—	—	—
Equity income from non-consolidated real estate businesses	3,870	3,870	2,324	2,324
Other, net	31	31	57	57

Income from operations before provision for income taxes and minority interests	5,003	6,081	18,666	20,327
Income tax expense	8,352	8,790	8,781	9,371
Minority interests	—	—	392	392

Income (loss) from continuing operations	$(3,349)	$(2,709)	$10,277	$11,348

Discontinued operations:
Income from discontinued operations, net of minority interests and taxes	—	—	—	—
Gain on disposal of discontinued operations, net of minority interests and taxes	—	—	—	—

Income from discontinued operations	—	—	—	—

Net income (loss)	$(3,349)	$(2,709)	$10,277	$11,348

Per basic common share:

Income (loss) from continuing operations	$(0.07)	$(0.05)	$0.23	$0.26

Income from discontinued operations	$—	$—	$—	$—

Net income (loss) applicable to common shares	$(0.07)	$(0.05)	$0.23	$0.26

Per diluted common share:
Income (loss) from continuing operations	$(0.07)	$(0.05)	$0.22	$0.25

Income from discontinued operations	$—	$—	$—	$—

Net income (loss) applicable to common shares	$(0.07)	$(0.05)	$0.22	$0.25

Cash distributions declared per share	$0.40	$0.40	$0.38	$0.38

*	Revenues and cost of goods sold include excise taxes of $39,686 and $37,011 for the three months ended June 30, 2006 and 2005, respectively.

VECTOR GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, Except Per Share Amounts) — (Continued) (Unaudited)
Consolidated Statements of Operations

	Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2005
	As Previously		As Previously
	Reported(1)	Restated	Reported(1)	Restated
Revenues*	$231,059	$231,059	$217,286	$217,286

Expenses:
Cost of goods sold*	142,645	142,645	124,899	124,899
Operating, selling, administrative and general expenses	45,727	45,727	49,377	49,377

Operating income	42,687	42,687	43,010	43,010

Other income (expenses):
Interest and dividend income	4,102	4,102	1,880	1,880
Interest expense	(19,307)	(17,016)	(17,016)	(14,222)
Change in fair value of derivatives embedded within convertible debt	2,239	2,239	1,127	1,127
Loss on extinguishment of debt	(14,860)	(14,860)	—	—
Gain (loss) on investments, net	(47)	(47)	1,425	1,425
Gain from conversion of LTS notes	—	—	9,461	9,461
Equity in loss on operations of LTS	—	—	(299)	(299)
Equity income from non-consolidated real estate businesses	7,605	7,605	2,018	2,018
Other, net	77	77	56	56

Income from operations before provision for income taxes and minority interests	22,496	24,787	41,662	44,456
Income tax expense	16,552	17,484	21,299	22,291
Minority interests	—	—	(1,624)	(1,624)

Income from continuing operations	$5,944	$7,303	$18,739	$20,541

Discontinued operations:
Income from discontinued operations, net of minority interests and taxes	—	—	82	82
Gain on disposal of discontinued operations, net of minority interests and taxes	—	—	2,952	2,952

Income from discontinued operations	—	—	3,034	3,034

Net income	$5,944	$7,303	$21,773	$23,575

Per basic common share:

Income from continuing operations	$0.11	$0.14	$0.43	$0.47

Income from discontinued operations	$—	$—	$0.07	$0.07

Net income applicable to common shares	$0.11	$0.14	$0.50	$0.54

Per diluted common share:

Income from continuing operations	$0.11	$0.13	$0.40	$0.44

Income from discontinued operations	$—	$—	$0.07	$0.07

Net income applicable to common shares	$0.11	$0.13	$0.47	$0.51

Cash distributions declared per share	$0.80	$0.80	$0.76	$0.76

*	Revenues and cost of goods sold include excise taxes of $79,803 and $70,443 for the six months ended June 30, 2006 and 2005, respectively.

(1)	See also Notes 1 (i) and 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Overview
     We are a holding company for a number of businesses. We are engaged principally in:
•	the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group LLC,

•	the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the development of reduced risk cigarette products through our subsidiary Vector Tobacco Inc., and

•	the real estate business through our subsidiary, New Valley LLC, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.
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
     In October 2003, we announced that Jed E. Rose, Ph.D., Director of Duke University Medical Center’s Nicotine Research Program and co-inventor of the nicotine patch, had conducted a study at Duke University Medical Center to provide preliminary evaluation of the use of the QUEST technology as a smoking cessation aid. In the preliminary study on QUEST, 33% of QUEST 3 smokers were able to achieve four-week continuous abstinence. In March 2006, Vector Tobacco concluded a randomized, multi center phase II clinical trial to further evaluate QUEST technology as an effective alternative to conventional smoking cessation aids. The study was designed with input from the Food and Drug Administration (“FDA”). In July 2006, we participated in an end-of-phase II meeting with the FDA where we received significant guidance and feedback from the agency with regard to development of the QUEST technology. The FDA provided guidance associated with future testing and data development, including the necessary duration of phase III clinical trials for the QUEST technology. Based in part on the feedback received from the FDA, we are is currently refining and evaluating commercial strategies and clinical development strategies for the QUEST smoking cessation project. Management believes that obtaining the FDA’s approval to market QUEST as a smoking cessation product will be a critical factor in the commercial success of the QUEST brand. No assurance can be given that such approval can be obtained or as to the timing of any such approval if received.
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
     The restatement adjustments corrected the previous amortization method used in calculating the amortization of the debt discount created by the embedded derivative and beneficial conversion feature associated with our 5% variable interest senior convertible notes due 2011. We previously amortized the debt discount on our 5% variable interest senior convertible notes due 2011 using an erroneous amortization method that did not result in a consistent yield on the convertible debt over our term.
     The aggregate net effect of the restatement was to increase stockholders’ equity by $4,781 as of June 30, 2006, $3,422 as of December 31, 2005 and $336 as of December 31, 2004. The restatement also decreased net loss by $639 ($0.02 per diluted common share) for the three months ended June 30, 2006 and increased net income by $1,359 ($0.02 per diluted common share) for the six months ended June 30, 2006. Further, the restatement increased net income by $1,071 for the three months ended June 30, 2005 ($0.03 per diluted common share) and $1,802 ($0.04 per diluted common share) for the six months ended June 30, 2005.
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
     Derivatives; Beneficial Conversion Feature. We measure all derivatives, including certain derivatives embedded in other contracts, at fair value and recognize them in the consolidated balance sheet as an asset or a liability, depending on our rights and obligations under the applicable derivative contract. In November 2004, we issued in a private placement 5% variable interest senior convertible notes due 2011 where a portion of the total interest payable on the notes is computed by reference to the cash dividends paid on our common stock. In December 2004 and during the first half of 2005, we issued additional notes on the same terms. This portion of the interest payment is considered an embedded derivative. Pursuant to SFAS No. 133,

“Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, we have bifurcated this embedded derivative and, based on a valuation by a third party, estimated the fair value of the embedded derivative liability. At issuance of the November 2004 notes, the estimated initial fair value was $24,738, which was recorded as a discount to the notes and classified as a derivative liability on the consolidated balance sheet. Issuances of $1,405 of additional notes in December 2004, $14,949 of additional notes in the first quarter in 2005 and $30,000 of additional notes in April 2005 increased the initial fair value of the derivative liability by $17,304 to $42,042. The initial embedded derivative liability is amortized over the term of the debt and reflected as non-cash interest expense. We recognized non-cash interest expense of $732 and $490 in the second quarter of 2006 and 2005, respectively, and $1,411 and $866 in the first half of 2006 and 2005, respectively, due to the amortization of the debt discount attributable to the embedded derivatives.
     Changes to the fair value of this embedded derivative are reflected quarterly in our consolidated statement of operations as “Change in fair value of derivatives embedded within convertible debt” At June 30, 2006, the derivative liability was estimated at $37,132 and at December 31, 2005, the derivative liability was estimated at $39,371. We recognized gains of $1,015 and $299 in the second quarter of 2006 and 2005, respectively, and gains of $2,239 and $1,127 for the first half of 2006 and 2005, respectively, due to changes in the fair value of the embedded derivative, which were reported as “Change in fair value of derivatives embedded within convertible debt”.
     After giving effect to the recording of the embedded derivative liability as a discount to the notes, our common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the initial intrinsic value of the beneficial conversion feature ($22,138 at December 31, 2005 prior to the impact of income taxes) be recorded to additional paid-in capital and as a discount on the notes. The discount is then amortized to interest expense over the term of the notes using the effective interest rate method. We recognized non-cash interest expense of $406 and $273 in the second quarter of 2006 and 2005, respectively, and $782 and $477 in the first half of 2006 and 2005, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.
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
     Other Income (Expenses). For the three months ended June 30, 2006, other income (expenses) was an expense of $16,379 compared to an expense of $4,035 for the three months ended June 30, 2005. The results for the three months ended June 30, 2006 included expenses of $14,860 associated with the issuance in June 2006 of 916,697 additional shares of our common stock in connection with the conversion of $70,000 of our 6.25% convertible notes, interest expense of $8,739 and a loss on investments of $17, offset primarily by equity income from non-consolidated real estate businesses of $3,870, change in fair value of derivatives embedded within convertible debt of $1,015 and interest and dividend income of $2,321. The results for the three months ended June 30, 2005 included interest expense of $7,880 and a loss on investments of $5, offset primarily by equity income from non-consolidated real estate businesses of $2,324, change in fair value of derivatives embedded within convertible debt of $299 and interest and dividend income of $2,324. The equity income of $3,870 for the 2006 period resulted primarily from income of $4,450 related to New Valley’s investment in Douglas Elliman Realty, LLC offset by a loss in Hotel LLC of $290 and Holiday Isle of $290. For the three months ended June 30, 2005, equity income from non-consolidated real estate businesses of $2,324 and interest and dividend income of $1,170 were offset by interest expense of $7,880 and loss on investments of $5.
     Income from Continuing Operations. The income from continuing operations before income taxes and minority interests was $6,081 and $20,327 for the three months ended June 30, 2006 and 2005, respectively. The income tax provision was $8,790 in 2006. This compared to a tax provision of $9,371 and minority interests of $392 in 2005. Our income tax rate for the three months ended June 30, 2006 does not bear a customary relationship to statutory income tax rates as a result of the impact of the nondeductible expense associated with the conversion of our 6.25% convertible notes, nondeductible expenses and state income taxes. Our tax rate for the three months ended June 20, 2005 does not bear a customary relationship to statutory income tax rates as a result of the intraperiod allocation at New Valley between income from continuing and discontinued operations and the utilization of deferred tax assets at New Valley, nondeductible expenses and state income taxes.
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
     Expenses. Operating, selling, general and administrative expenses were $45,727 for the six months ended June 30, 2006 compared to $49,377 for the same period last year, a decrease of $3,650, or 7.4%. Expenses at Liggett were $26,382 for the six months ended June 30, 2006 compared to $24,271 for the same period last year, an increase of $2,111 or 8.7%. The increase in expense for the six months ended June 30, 2006 was due primarily to an increase in the sales force. Liggett’s product liability legal expenses and other litigation costs of $2,463 for the six months ended June 30, 2006 compared to $2,451 for the same period in the prior year. Expenses at Vector Tobacco for the six months ended June 30, 2006 were $7,051 compared to expenses of $9,081 for the six months ended June 30, 2005 primarily due to reduced employee expense. Expenses at corporate for the six months ended June 30, 2006 were reduced as a result of the adoption of SFAS No. 123(R). Payments of dividend equivalent rights on unexercised stock options previously charged to compensation cost ($3,273 for the six months ended June 30, 2005) are now recognized as reductions to additional paid-in capital on our consolidated balance sheet ($3,156 for the six months ended June 30, 2006).
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
     Other Income (Expenses). For the six months ended June 30, 2006, other income (expenses) was an expense of $17,900 compared to income of $1,446 for the six months ended June 30, 2005. The results for the six months ended June 30, 2006 included expenses of $14,860 associated with the issuance in June 2006 of 916,697 additional shares of our common stock in connection with the conversion of our 6.25% convertible notes, interest expense of $17,016 and a loss on investments of $47, offset primarily by equity income from non-

consolidated real estate businesses of $7,605, interest and dividend income of $4,102 and changes in fair value of derivatives embedded within convertible debt of $2,239. The equity income of $7,605 for the 2006 period resulted primarily from income of $7,040 related to New Valley’s investment in Douglas Elliman Realty, LLC and income of $1,154 related to its investment in Koa Investors, which owns the Sheraton Keauhou Bay Resort and Spa in Kailua-Kona, Hawaii, which were offset by losses of $299 from Hotel LLC and $290 from Holiday Isle. For the six months ended June 30, 2005, a gain on the LTS conversion of $9,461, a gain on investments of $1,425, and interest and dividend income of $1,880 were offset by interest expense of $14,222, equity income from non-consolidated real estate businesses of $2,018, changes in the fair value of derivatives embedded within convertible debt of $1,127 and an equity loss in LTS of $299. The equity income of $2,018 for the 2005 period resulted primarily from income of $5,460 related to New Valley’s investment in Douglas Elliman Realty, LLC offset by a loss of $3,442 related to its investment in Koa Investors.
     Income from Continuing Operations. The income from continuing operations before income taxes and minority interests was $24,787 and $44,456 for the six months ended June 30, 2006 and 2005, respectively. The income tax provision was $17,484 for the six months ended June 30, 2006. This compared to a tax provision of $22,291 and minority interests in income of subsidiaries of $1,624 for the six months ended June 30, 2005. Our income tax rate for the six months ended June 30, 2006 does not bear a customary relationship to statutory income tax rates as a result of as a result of the impact of the nondeductible expense associated with the conversion of our 6.25% convertible debt, the impact of nondeductible expenses and state income taxes. Our tax rate for the six months ended June 30, 2005 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes, the receipt of the LTS distribution, the utilization of deferred tax assets at New Valley and the intraperiod allocation at New Valley between income from continuing and discontinued operations.
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
Liquidity and Capital Resources
     Net cash and cash equivalents decreased $25,307 for the six months ended June 30, 2006 and increased $53,485 for the six months ended June 30, 2005. Net cash provided from operations was $11,499 and $21,978 for the six months ended June 30, 2006 and 2005, respectively. The difference between the two periods relates to a net change of $16,253 in the 2006 period versus the 2005 period primarily related to increased payments of current liabilities related to promotional accruals, income taxes and bonus accruals and the timing of the $1,765 payment of interest on the $70,000 of our 6.25% notes converted in June 2006 versus the payment of such interest in the prior year in July and decreased net income of $16,272. The amount was offset by an increase of accounts receivable of $3,008 in the 2006 period versus an increase of accounts receivable of $8,510 in the 2005 period, a decrease of $18,795 of non-cash income items (income from non-consolidated real estate companies, gain from the conversion of LTS notes, equity loss on operations of LTS and net gains, loss on conversion of debt, changes in fair value of derivatives embedded within convertible debt and losses from investments) in the 2006 period, and increased distributions from non-consolidated real estate businesses of $1,155 in the 2006 period.
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
     Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of June 30, 2006, our deferred income tax liabilities exceeded our deferred income tax assets by $70,899. The largest component of our deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 17 to our consolidated financial statements in our Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2005.
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

     On July 20, 2006, we entered into a settlement with the Internal Revenue Service with respect to the Philip Morris brand transaction. As part of the settlement, we agreed that $87,000 of our gain on the transaction would be recognized by us as income for tax purposes in 1999 and that the balance of the remaining gain, net or previously capitalized expenses of $900, ($192,000) will be recognized by us as income in 2008 or 2009 upon exercise of the options. We anticipate paying during the third quarter of 2006 approximately $42,000, including interest, with respect to the gain recognized in 1999. As a result of the settlement, we will reduce during the third quarter of 2006 the excess portion of a previously established reserve in our consolidated financial statements. We currently estimate the amount of such reduction to be approximately $11,500.
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
     In addition, as of June 30, 2006, approximately $55,401 ($111,864 at stated value) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. Included in the difference between the stated value of the debt and carrying value are embedded derivatives, which were estimated at $37,132 at June 30, 2006. Changes to the fair value of these embedded derivatives are reflected quarterly within our statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Change in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $750 resulting from the embedded derivative associated with our 5% variable interest senior convertible notes due 2011.
     We held investment securities available for sale totaling $25,020 at June 30, 2006, which includes 11,111,111 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $11,111 (see Note 4 to our consolidated financial statements). Adverse market conditions could have a significant effect on the value of these investments.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, as a result of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
     As of June 30, 2006, we did not maintain effective controls over the accuracy of our debt discount amortization. Specifically, we did not maintain effective controls to ensure that the amortization of our debt discount created by the embedded derivative and beneficial conversion feature resulted in a consistent yield on our 5% variable interest senior convertible notes due 2011 over its term, in accordance with generally accepted accounting principles through the application of the effective interest method. This control deficiency resulted in the restatement of our annual consolidated financial statements for the years ended December 31, 2004 and 2005, all interim periods in 2005, the first two interim periods of 2006 and audit adjustments to the third interim period of 2006. In addition, this control deficiency could result in misstatement of our debt, other assets and interest expense that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
Plan of Remediation
     In response to the material weakness in internal control over financial reporting described above, we have reviewed its procedures and processes over the accuracy of our debt discount amortization. Specifically, we have revised the amortization of our debt discount for our 5% variable interest senior convertible notes due 2011 and have plans to establish a control to test the amortization of debt discounts to ascertain that such amortization results in a consistent yield on our convertible debt over its term in accordance with the effective interest method and generally accepted accounting principles. We will perform such a review and test for any new convertible debt or any changes to projected interest payments on our existing convertible debt to ensure it results in a consistent yield.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

*4.1	Indenture, dated as of July 12, 2006, by and between Vector and Wells Fargo Bank, N.A., relating to the 3 7/[8]% Variable Interest Senior Convertible Notes due 2006 (the “3 7/[8]% Notes”), including the form of the 3 7/[8]% Note (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated July 11, 2006).

*4.2	Registration Rights Agreement, dated as of July 12, 2006, by and between Vector and Jefferies & Company, Inc. (“Jefferies”) (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated July 11, 2006).

*10.1	Agreement, dated as of June 7, 2006, between the Company and Frost Gamma Investments Trust, an entity affiliated with Dr. Phillip Frost, relating to the conversion of 6.25% convertible subordinated notes due 2008 (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated June 7, 2006).

*10.2	Agreement, dated as of June 7, 2006, between the Company and Barberry Corp., an entity affiliated with Carl C. Icahn, relating to the conversion of 6.25% convertible subordinated notes due 2008 (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated June 7, 2006).

*10.3	Purchase Agreement, dated as of June 27, 2006, among Vector and Jefferies (incorporated by reference to Exhibit 1.1 in Vector’s Form 8-K dated June 27, 2006).

*10.4	Letter Agreement, dated July 14, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated July 11, 2006).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Material Legal Proceedings (incorporated by reference to Exhibit 99.1 in Vector’s Form 10-Q for the quarterly period ended June 30, 2006).

*	Incorporated by reference.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III

J. Bryant Kirkland III
Vice President, Treasurer and Chief
Financial Officer
Date: November 22, 2006