Form 10-K/A
period 2005-12-31
VECTOR GROUP LTD
filed 2006-11-24
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2005

VECTOR GROUP LTD.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1-5759 Commission File Number	65-0949535 (I.R.S. Employer Identification No.)

100 S.E. Second Street, Miami, Florida (Address of principal executive offices)	33131 (Zip Code)
(305) 579-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock, par value $.10 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:           None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes   ☐ No
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes   ☑ No
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer           ☑ Accelerated filer         ☐ Non-accelerated filer
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes   ☑ No
     The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2005 was approximately $550 million.
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

Explanatory Note
     This Amendment No. 2 on Form 10-K/A to Vector Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2005 is being filed to reflect the restatement of (i) our consolidated financial statements as of December 31, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on March 17, 2006 (the “Original Filing”) and revised to reflect the retrospective application of the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF Issue No. 05-8”), on June 27, 2006 (the “Form 8-K”), and the notes related thereto, as discussed below, included in Part II, Item 8; (ii) Selected Financial Data included in Part II, Item 6; and (iii) Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7. As a result of the previous adoption of EITF Issue No. 05-8, the amounts included herein as previously reported do not agree to the Original Filing. We have not amended and do not intend to amend our previously filed Annual Report on Form 10-K for 2004 and Quarterly Reports on Form 10-Q for periods ending prior to December 31, 2005. For this reason, the consolidated financial statements, reports of independent registered certified public accounting firm and related financial information for the affected periods contained in such reports filed prior to November 14, 2006 should no longer be relied upon. We will amend our March 2006 and June 2006 Form 10-Qs.
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
     The aggregate net effect of the restatement was to increase stockholders’ equity by approximately $3.422 million as of December 31, 2005 and $336,000 as of December 31, 2004. The restatement also increased net income by approximately $3.290 million ($0.05 per diluted common share) and $336,000 ($0.01 per diluted common share) for the years ended December 31, 2005 and 2004, respectively.
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
     The Original Filing was previously amended to include in Part IV, Item 15, financial statements with respect to Douglas Elliman Realty, LLC and Koa Investors, LLC. In accordance with Rule 3-09 of Regulation S-X, the separate financial statements of these entities (50% or less owned persons) were filed with the SEC no later than 90 days after the end of our fiscal year covered by this report.
     For the convenience of the reader, this 2005 Amendment No. 2 to Form 10-K/A sets forth the original filing in its entirety, although we are only amending and restating certain information in Items 6, 7, 8, and 15 of the Form 8-K and Items 7A and 9A of the Original Filing. The information contained in this Amendment No. 2 to Form 10-K/A has not been updated to reflect other events occurring after March 17, 2006, the date of the Original Filing, to modify or to update those disclosures affected by subsequent events, including the stock dividend effected in September 2006, except as described above for the adoption of EITF Issue No. 05-8. Information regarding subsequent periods is contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the SEC on November 14, 2006 and in other filings with the SEC including our March 31, 2006 and June 30, 2006 Forms 10-Q/A. This filing should be read and considered in conjunction with such filings.
     In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include a current dated consent of our independent registered certified public accounting firm and current dated certificates from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of our independent registered certified public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 2 to Form 10-K/A as Exhibits 23, 31.1, 31.2, 32.1 and 32.2, respectively.

VECTOR GROUP LTD.
FORM 10-K/A

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
     Upon the closing of the exercise of the Class A option and the distribution of the loan proceeds on May 24, 1999, Philip Morris obtained control of Trademarks, and we recognized a pre-tax gain of $294.1 million in our consolidated financial statements and established a deferred tax liability of $103.01 million relating to the gain. As discussed in Note 11 to our consolidated financial statements, the Internal Revenue Service has issued to us a notice of proposed adjustment asserting, for tax purposes, that the entire gain should have been recognized by the Company in 1998 and 1999.
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

Year	Amount
2006 — 2007	$8.0 billion
2008 and each year thereafter	$9.0 billion
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
     In March 2003, Douglas Elliman Realty purchased the New York City—based residential brokerage firm, Douglas Elliman, LLC, formerly known as Insignia Douglas Elliman, and an affiliated property management company, for $71.25 million. With that acquisition, the combination of Prudential Douglas Elliman Real Estate with Douglas Elliman created the largest residential brokerage company in the New York metropolitan area. Upon closing of the acquisition, Douglas Elliman entered into a ten-year franchise agreement with The Prudential Real Estate Affiliates, Inc. New Valley invested an additional $9.5 million in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which had a principal amount of $9.5 million, bears interest at 12% per annum and is due in March 2013. As part of the Douglas Elliman acquisition, Douglas Elliman Realty acquired Douglas Elliman’s affiliate, Residential Management Group LLC, which conducts business as Douglas Elliman Property Management and is the New York metropolitan area’s largest manager of rental, co-op and condominium housing.
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
     In the two brokerage companies’ traditional business of residential real estate sales and marketing, they compete primarily with multi-office independent real estate organizations and, to some extent with franchise real estate organizations, such as Century-21, ERA, RE/MAX and Coldwell Banker. The companies believe that their major competitors in 2006 will also increasingly include multi-office real estate organizations, such as GMAC Home Services, NRT Inc. (whose affiliates include the New York City-based Corcoran Group) and other privately owned companies. Residential brokerage firms compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, recently to a greater degree, price.
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
Available Information
     Our website address is www.vectorgroupltd.com. We make available free of charge on the Investor Relations section of our website (http://vectorgroupltd.com/invest.asp) our Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. We also make available through our website other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter and Corporate Governance and Nominating

Committee charter have been posted on the Investor Relations section of our website and are also available in print to any shareholder who requests it. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K/A.
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
We have identified a material weakness in our internal control over financial reporting.
     Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     As discussed in Note 2 to our consolidated financial statements, we have restated our consolidated financial statements for prior periods for each of the years ended December 31, 2004 and 2005. The restatement corrected an error in the computation of the debt discount amortization created by the embedded derivative and the beneficial conversion feature associated with our 5% variable interest senior convertible notes due 2011 issued in the fourth quarter of 2004 and the first half of 2005. The restatement adjustments affected our previously reported interest expense, the related income tax effect, and extraordinary items, as well as our previously reported other assets, long-term debt, additional paid-in capital and accumulated deficit balances.

     We have considered the implications of the restatement over our internal control over financial reporting and have determined we did not maintain effective controls over the accuracy of our debt discount amortization. Specifically, we did not maintain effective controls to ensure that the amortization of our debt discount created by the embedded derivative and beneficial conversion feature resulted in a consistent yield on our 5% variable interest senior convertible notes due 2011 over the debt’s term, in accordance with generally accepted accounting principles through the application of the effective interest method. This control deficiency resulted in the restatement of our annual consolidated financial statements for the years ended December 31, 2004 and 2005, all interim periods in 2005, the first two interim periods of 2006 and audit adjustments to the third interim period of 2006. In addition, this control deficiency could result in misstatement of our debt, deferred financing costs and interest expense that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
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
     Substantially all of Liggett’s tobacco manufacturing facilities, consisting principally of factories and distribution and storage facilities, are currently located in or near Mebane, North Carolina. Various of such facilities are owned and others are leased. As of December 31, 2005, the principal properties owned or leased by Liggett are as follows:

			Approximate
		Owned or	Total Square
Type	Location	Leased	Footage
Warehouse	Durham, NC	Leased	128,000
Storage Facilities	Danville, VA	Owned	578,000
Office and Manufacturing Complex	Mebane, NC	Owned	240,000
Warehouse	Mebane, NC	Owned	60,000
Warehouse	Mebane, NC	Leased	50,000
Warehouse	Mebane, NC	Leased	30,000
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
Issuer Purchases of Equity Securities
     No securities of ours were repurchased by us or our affiliated purchasers during the fourth quarter of 2005.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share amounts)
	Restated(1)	Restated(1)
Statement of Operations Data:
Revenues(2), (4)	$478,427	$498,860	$529,385	$503,078	$447,382
Income (loss) from continuing operations	42,585	4,462	(16,132)	(31,819)	21,200
Income (loss) from discontinued operations	3,034	2,689	522	25	(537)
Extraordinary item	6,766	—	—	—	—
Net income (loss)	52,385	7,151	(15,610)	(31,794)	20,663

Per basic common share(3):
Income (loss) from continuing operations	$0.96	$0.10	$(0.38)	$0.79	$0.59
Income (loss) from discontinued operations	$0.07	$0.06	$0.01	—	$(0.01)
Income from extraordinary item	$0.15	—	—	—	—
Net income (loss) applicable to common shares	$1.18	$0.16	$(0.37)	$0.79	$0.58

Per diluted common share(3):
Income (loss) from continuing operations	$0.91	$0.10	$(0.38)	$0.79	$0.49
Income (loss) from discontinued operations	$0.06	$0.06	$0.01	—	$(0.01)
Income from extraordinary items	$0.14	—	—	—	—
Net income (loss) applicable to common shares	$1.11	$0.16	$(0.37)	$0.79	$0.48

Cash distributions declared per common share(3)	$1.54	$1.47	$1.40	$1.33	$1.27

Balance Sheet Data:

Current assets	$319,099	$242,124	$314,741	$376,815	$515,727
Total assets	603,552	535,927	628,212	707,270	688,903
Current liabilities	128,100	119,835	173,086	184,384	141,629
Notes payable, embedded derivatives, long-term debt and other obligations, less current portion	277,613	279,800	299,977	307,028	225,415
Noncurrent employee benefits, deferred income taxes, minority interests and other long-term liabilities	168,773	225,509	201,624	193,561	208,501
Stockholders’ equity (deficit)	29,066	(89,217)	(46,475)	22,297	113,358

(1)	Restated to correct the previous amortization method used in calculating the amortization of the debt discount created by the embedded derivative and beneficial conversion feature associated with the Company’s 5% variable interest senior convertible notes due 2011, which were issued in the last quarter of 2004 and the first half of 2005, and previously revised as a result of the retrospective application of EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with Beneficial Conversion Feature.” See Notes 1(u), 2 and 23 to the consolidated financial statements.

(2)	Revenues include excise taxes of $161,753, $175,674, $195,342, $192,664 and $151,174, respectively.

(3)	Per share computations include the impact of 5% stock dividends on September 29, 2005, September 29, 2004, September 29, 2003, September 27, 2002 and September 28, 2001.

(4)	Revenues in 2002 include $35,199 related to the Medallion acquisition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Overview
     We are a holding company for a number of businesses. We are engaged principally in:
•	the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group Inc.,

•	the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the development of reduced risk cigarette products through our subsidiary Vector Tobacco Inc., and

•	the real estate business through our subsidiary, New Valley LLC, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.
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
Restatement of Consolidated Financial Statements
     On November 9, 2006, we determined that we would restate our financial statements for each of the years ended December 31, 2004 and 2005, and selected financial data for each of the years 2004 and 2005 appearing in Item 6 of our 2005 Annual Report on Form 10-K, as amended, as well as our interim financial statements for the quarters ended March 31, 2005 and 2006, June 30, 2005 and 2006, and September 30, 2005. The restatement corrected an error in the computation of the amortization of the debt discount created by the embedded derivative and the beneficial conversion feature associated with our 5% variable interest senior convertible notes due 2011, which were issued in the last quarter of 2004 and the first half of 2005. The restatement adjustments affected our previously reported interest expense, the related income tax effect, and extraordinary items, as well as our previously reported other assets, long-term debt, additional paid-in capital and accumulated deficit balances. The effects of the restatement are reflected in our consolidated financial statements and accompanying notes included herein. See Notes 2 and 23.
     The aggregate net effect of the restatement was to increase stockholders’ equity by $4,781 as of June 30, 2006, $4,142 as of March 31, 2006, $3,422 as of December 31, 2005 and $336 as of December 31, 2004. The restatement also increased net income for the three months ended March 31, 2006 and 2005 by $720 ($0.01 per diluted common share) and $731 ($0.01 per diluted common share), respectively, and decreased net loss for the three months ended June 30, 2006 by $639 ($0.01 per diluted common share) and increased net income for the three months ended June 30, 2005 by $1,071 ($0.02 per diluted common share). In addition, the restatement adjustments increased net income for the six months ended June 30, 2006 and 2005 by $1,359 ($0.03 per diluted common share) and $1,802 ($0.04 per diluted common share), respectively. The restatement increased net income for the three months ended September 30, 2005 by $810 ($0.02 per diluted common share) and increased net income for the nine months ended September 30, 2005 by $2,612 ($0.05 per diluted common share). Further, the restatement increased net income by $3,290 ($0.05 per diluted common share) and $336 ($0.01 per diluted common share) for the years ended December 31, 2005 and 2004, respectively.
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
     Derivatives; Beneficial Conversion Feature. We measure all derivatives, including certain derivatives embedded in other contracts, at fair value and recognize them in the consolidated balance sheet as an asset or a liability, depending on our rights and obligations under the applicable derivative contract. In November 2004, we issued in a private placement 5% variable interest senior convertible notes due 2011 where a portion of the total interest payable on the notes is computed by reference to the cash dividends paid on our common stock. (In December 2004 and during the first half of 2005, we issued additional notes on the same terms.) This portion of the interest payment is considered an embedded derivative. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, we have bifurcated this dividend portion of the interest on the notes and, based on a valuation by an independent third party, estimated the fair value of the embedded derivative liability. At issuance of the November 2004 notes, the estimated initial fair value was $24,738, which was recorded as a discount to the notes and classified as a derivative liability on the consolidated balance sheet. Issuances of $1,405 of additional notes in December 2004, $14,949 of additional notes in the first quarter in 2005 and $30,000 of additional notes in April 2005 increased the initial fair value of the derivative liability to $42,042. The initial embedded derivative liability is amortized over the term of the debt and reflected as non-cash interest expense. We recognized non-cash interest expense of $2,161 and $138 for the years ended December 31, 2005 and 2004, respectively, due to the amortization of the debt discount attributable to the embedded derivatives.
     Changes to the fair value of this embedded derivative are reflected in our consolidated statement of operations as “Change in fair value of derivatives embedded within convertible debt.” At December 31, 2005 and 2004, the fair value of the derivative liability was estimated at $39,371 and $25,686, respectively. We recognized a gain of $3,083 in 2005 and a loss of $412 in 2004, due to changes in the fair value of the embedded derivative, which were reported as “Change in fair value of derivatives embedded within convertible debt”.
     After giving effect to the recording of the embedded derivative liability as a discount to the notes, our common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the intrinsic value of the beneficial conversion feature ($22,139 at December 31, 2005 prior to the impact of income taxes) be recorded to additional paid-in capital and as a discount on the notes. The discount is then amortized to interest expense over the term of the notes using the effective interest rate method. We recognized non-cash interest expense of $1,143 in 2005 and $75 in 2004 due to the amortization of the debt discount attributable to the beneficial conversion feature.
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
     Other Income (Expenses). In 2005, other income (expenses) was a loss of $3,343 compared to a loss of $8,820 in 2004. In 2005, interest expense of $29,813 and equity loss in operations of LTS of $299 were partially offset by a gain from conversion of the LTS notes of $9,461, equity income from non-consolidated real estate businesses of $7,543, interest and dividend income of $5,610, changes in the fair value of derivatives embedded within convertible debt of $3,083 and a net gain on sale of investments of $1,426. The equity income resulted primarily from $11,217 related to New Valley’s investment in Douglas Elliman Realty offset by losses of $3,501 related to its investment in Koa Investors and $173 related to its investment in 16th & K Holdings. In 2004, interest expense of $24,144, loss on extinguishment of debt of $5,333 and changes in the fair value of derivatives embedded within convertible debt of $412 were offset by interest and dividend income of $2,563, a gain on sale of investments of $8,664 and equity income from non-consolidated New Valley real estate businesses of $9,782.
     Income from Continuing Operations. The income from continuing operations before income taxes and minority interests in 2005 was $85,768 compared to income of $6,627 in 2004. The income tax provision was $41,214 and minority interests in income of subsidiaries was $1,969 in 2005. This compared to a tax benefit of $6,862 and minority interests in income of subsidiaries of $9,027 in 2004. Our income tax rate for 2005 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes, the receipt of the LTS distribution, the intraperiod allocation at New Valley between income from continuing and discontinued operations and the utilization of deferred tax assets at New Valley. Our tax rate for 2004 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and the intraperiod allocation at New Valley between income from continuing and discontinued operations.
     Significant Fourth Quarter 2005 Adjustments. Fourth quarter 2005 income from continuing operations included a $12,748 gain on the sale of Liggett’s excess Durham real estate, an $860 charge in connection with the settlement of shareholder litigation relating to the New Valley acquisition, reserves for uncollectibility of $2,750 established against advances by New Valley, a $2,000 charge related to Liggett’s state settlement agreements and a $127 gain from the reversal of amounts previously accrued as restructuring charges. In the fourth quarter 2005, we recognized extraordinary income of $6,860 in connection with unallocated goodwill associated with the New Valley acquisition.
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

     Other Income (Expenses). In 2004, other income (expenses) was a loss of $8,820 compared to a loss of $24,144 in 2003. In 2004, interest expense of $24,144 and loss on extinguishment of debt of $5,333 were offset by equity income from non-consolidated New Valley real estate businesses of $9,782, a gain on sale of investments of $8,664 and interest and dividend income of $2,563. The equity income resulted from income at New Valley of $11,612 from Douglas Elliman Realty, LLC offset by a loss of $1,830 related to New Valley’s investment in Koa Investors, LLC, which owns the Sheraton Keauhou Bay Resort and Spa in Kailua-Kona, Hawaii. In 2003, interest expense of $26,592 and a loss on extinguishment of debt of $1,721 were offset by interest and dividend income of $4,696, a gain on sale of investments of $1,955, equity income from non-consolidated real estate businesses of $901 and a gain on sale of assets of $478.
     Income (Loss) from Continuing Operations. The income from continuing operations before income taxes and minority interests in 2004 was $6,627 compared to a loss of $19,774 for 2003. Income tax benefit was $6,862 and minority interests in income of subsidiaries was $9,027 in 2004. This compared to a tax benefit of $666 and minority interests in losses of subsidiaries of $2,976 in 2003. The effective tax rates for the years ended December 31, 2004 and 2003 do not bear a customary relationship to pre-tax accounting income principally as a consequence of changes in New Valley’s valuation allowance, which resulted in the recognition of $9,000 of deferred tax assets at December 31, 2004, the intraperiod tax allocation between income from continuing operations and discontinued operations, non-deductible expenses and state income taxes.
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
     Net cash provided by operations was $68,189 in 2005, $44,622 in 2004 and $17,191 in 2003. Cash provided by operations in 2005 resulted primarily from the net income of $52,385, depreciation and amortization of $11,220, deferred income taxes of $20,904 and non-cash interest expense of $1,068, partially offset by a gain on sale of assets of $12,432, a gain from conversion of LTS notes of $9,461, a decrease in current liabilities and an increase in receivables. Cash provided by operations in 2004 resulted primarily from non-cash charges for depreciation and amortization expense, restructuring and impairment charges, loss on retirement of debt and effect of minority interests, offset by the payment of the Master Settlement Agreement expense for 2003 in April of 2004, a decrease in current liabilities, the non-cash gain on investment securities and equity income from non-consolidated real estate businesses. Net cash provided in 2003 resulted from non-cash charges for depreciation and amortization expense, restructuring, stock-based expense and non-cash interest expense, a decrease in receivables and an increase in accounts payable and accrued liabilities and other assets and liabilities. These were offset primarily by an increase in inventories as well as deferred income taxes and the effect from minority interests.
     Cash provided by investing activities was $64,177 in 2005, $72,693 in 2004 and $48,838 in 2003. In 2005, cash was provided by cash flows from discontinued operations of $66,912, the sale or maturity of investment securities of $7,490, distributions from non-consolidated real estate businesses at New Valley of $5,500, proceeds from the sale of assets of $14,118 and decreases in restricted assets of $16. This was offset in part by capital expenditures of $10,295, purchase of investment securities of $4,713, investment in non-consolidated real estate businesses at New

Valley of $6,250, purchase of LTS common stock for $3,250, issuance of note receivable for $2,750 and costs associated with New Valley acquisition of $2,422. In 2004, cash was provided primarily through the sale or maturity of investment securities for $68,357, the sale of assets for $25,713 and the decrease in restricted cash of $1,157. This was partially offset primarily by the purchase of investment securities for $12,197, investment in non-consolidated real estate businesses at New Valley of $4,500 and capital expenditures of $4,294. In 2003, cash was provided principally through the sale or maturity of investment securities for $135,737 offset primarily by the purchase of investment securities of $68,978, the investment by new Valley of $9,500 in Douglas Elliman Realty and $1,500 in KOA Investors and capital expenditures principally at Liggett of $8,894.
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
     Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of December 31, 2005, our deferred income tax liabilities exceeded our deferred income tax assets by $53,616. The largest component of our deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in

Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 17 to our consolidated financial statements.
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

Long-Term Financial Obligations and Other Commercial Commitments
     Our significant long-term contractual obligations as of December 31, 2005 were as follows:

	Fiscal Year
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt(1)	$9,313	$38,866	$135,455	$16,744	$1,519	$104,313	$306,210
Operating leases(2)	4,423	2,729	2,027	1,640	1,188	2,810	14,817
Inventory purchase commitments(3)	5,577	—	—	—	—	—	5,577
Capital expenditure purchase commitments(4)	5,748	1,474	—	—	—	—	7,222
New Valley obligations under limited partnership agreements	4,905	—	—	—	—	—	4,905
Interest payments(5)	27,624	20,373	16,304	11,883	10,713	8,961	95,858

Total	$57,590	$63,442	$153,786	$30,267	$13,420	$116,084	$434,589

(1)	Long-term debt is shown before discount. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 8 to our consolidated financial statements.

(2)	Operating lease obligations represent estimated lease payments for facilities and equipment. See Note 9 to our consolidated financial statements.

(3)	Inventory purchase commitments represent purchase commitments under our leaf inventory management program. See Note 5 to our consolidated financial statements.

(4)	Capital expenditure purchase commitments represent purchase commitments for machinery and equipment at Liggett and Vector Tobacco. See Note 6 to our consolidated financial statements.

(5)	Interest payments are based on the assumption our current dividend policy will continue.
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
     In addition, as of December 31, 2005, approximately $53,209 ($111,864 at stated value) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. Included in the difference between the stated value of the debt and carrying value are embedded derivatives, which were estimated at $39,371 at December 31, 2005. Changes to the fair value of these embedded derivatives are reflected quarterly within our statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Change in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $950 resulting from the embedded derivative associated with our 5% variable interest senior convertible notes due 2011.
     We held investment securities available for sale totaling $18,507 at December 31, 2005, which includes 11,111,111 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $5,111 (see Note 4 to our consolidated financial statements). Adverse market conditions could have a significant effect on the value of these investments.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (as Restated)
     Our Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 16, 2006, except as to the effects of the restatement discussed in Notes 2 and 23 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is November 22, 2006, are set forth beginning on page F-1 of this report on Form 10-K/A.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, as a result of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
     As discussed in Notes 2 and 23 to our consolidated financial statements, we determined that we would restate our consolidated financial statements for each of the years ended December 31, 2004 and 2005, as well as our interim financial statements for all interim periods within 2005 and the first two quarters of 2006. The restatement corrects an error in the computation of the amortization of the debt discount created by the embedded derivative and the beneficial conversion feature associated with our 5% variable interest senior convertible notes due in 2011.
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
Management’s Report on Internal Control Over Financial Reporting (Restated)
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive and Chief Financial Officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Our internal control over financial reporting includes policies and procedures that relate to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     As of December 31, 2005, we did not maintain effective controls over the accuracy of our debt discount amortization. Specifically, we did not maintain effective controls to ensure that the amortization of our debt discount created by the embedded derivative and beneficial conversion feature resulted in a consistent yield on our 5% variable interest senior convertible notes due 2011 over the debt’s term, in accordance with generally accepted accounting principles through the application of the effective interest method. This control deficiency resulted in the restatement of our annual consolidated financial statements for the years ended December 31, 2004 and 2005, all interim periods in 2005, the first two interim periods of 2006 and audit adjustments to the third interim period of 2006. In addition, this control deficiency could result in misstatement of our debt, other assets and interest expense that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
     In the original filing of our 2005 Annual Report on Form 10-K, management previously concluded that we maintained effective internal control over financial reporting as of December 31, 2005. Management has subsequently determined that the material weakness described above existed as of December 31, 2005. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Accordingly, management has restated this report on internal control over financial reporting.
     PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements included in this Annual Report, also audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 and the effectiveness of internal control over financial reporting as of December 31, 2005, as stated in their report included herein.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          (a)(1) INDEX TO 2005 CONSOLIDATED FINANCIAL STATEMENTS:
     Our Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 16, 2006, except to the effects of the adoption of EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature,” as discussed in Note 1(u) and except for the restatement discussed in Notes 2 and 23 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is November 22, 2006, are set forth beginning on page F-1 of this report on Form 10-K/A.
          (a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts	Page F-72
     Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

          (a)(3) EXHIBITS
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K/A:
INDEX OF EXHIBITS

EXHIBIT
NO.	DESCRIPTION
* 3.1	Amended and Restated Certificate of Incorporation of Vector Group Ltd. (formerly known as Brooke Group Ltd.) (“Vector”) (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended September 30, 1999).

* 3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector (incorporated by reference to Exhibit 3.1 in Vector’s Form 8-K dated May 24, 2000).

* 3.3	By-Laws of Vector (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated January 1, 2006).

* 4.1	Amended and Restated Loan and Security Agreement, dated as of April 14, 2004, by and between Congress Financial Corporation, as lender, Liggett Group Inc., as borrower, 100 Maple LLC and Epic Holdings Inc. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated April 14, 2004).

* 4.2	Amendment to Amended and Restated Loan and Security Agreement, dated December 13, 2005, by and between Wachovia Bank, N.A., as lender, Liggett Group Inc., as borrower, 100 Maple LLC and Epic Holdings Inc. (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated December 13, 2005).

* 4.3	Indenture, dated as of July 5, 2001, between Vector and U.S. Bank Trust National Association, as Trustee, relating to the 6.25% Convertible Subordinated Notes due 2008, including the form of Note (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated July 16, 2001).

* 4.4	Form of 6 1/2% Promissory Note of VGR Acquisition Inc. due 2007 (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated February 15, 2002).

* 4.5	Indenture, dated as of November 18, 2004, between Vector and Wells Fargo Bank, N.A., as Trustee, relating to the 5% Variable Interest Senior Convertible Notes due 2011, including the form of Note (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 18, 2004).

* 4.6	Form of Additional Investment Rights, dated as of November 18, 2004, among Vector and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated November 16, 2004).

* 4.7	Registration Rights Agreement, dated as of November 16, 2004, by and among Vector and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 4.3 in Vector’s Form 8-K dated November 16, 2004).

* 4.8	Indenture, dated as of April 13, 2005, by and between Vector and Wells Fargo Bank, N.A., relating to the 5% Variable Interest Senior Convertible Notes due 2011 including the form of Note (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated April 14, 2005).

EXHIBIT
NO.	DESCRIPTION
* 4.9	Registration Rights Agreement, dated as of April 13, 2005, by and between Vector and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated April 14, 2005).

* 10.1	Corporate Services Agreement, dated as of June 29, 1990, between Vector and Liggett (incorporated by reference to Exhibit 10.10 in Liggett’s Registration Statement on Form S-1, No. 33-47482).

* 10.2	Services Agreement, dated as of February 26, 1991, between Brooke Management Inc. (“BMI”) and Liggett (the “Liggett Services Agreement”) (incorporated by reference to Exhibit 10.5 in VGR Holding’s Registration Statement on Form S-1, No. 33-93576).

* 10.3	First Amendment to Liggett Services Agreement, dated as of November 30, 1993, between Liggett and BMI (incorporated by reference to Exhibit 10.6 in VGR Holding’s Registration Statement on Form S-1, No. 33-93576).

* 10.4	Second Amendment to Liggett Services Agreement, dated as of October 1, 1995, between BMI, Vector and Liggett (incorporated by reference to Exhibit 10(c) in Vector’s Form 10-Q for the quarter ended September 30, 1995).

* 10.5	Third Amendment to Liggett Services Agreement, dated as of March 31, 2001, by and between Vector and Liggett (incorporated by reference to Exhibit 10.5 in Vector’s Form 10-K for the year ended December 31, 2003).

* 10.6	Corporate Services Agreement, dated January 1, 1992, between VGR Holding and Liggett (incorporated by reference to Exhibit 10.13 in Liggett’s Registration Statement on Form S-1, No. 33-47482).

* 10.7	Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts, and State of Louisiana, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 15 in the Schedule 13D filed by Vector on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).

* 10.8	Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in Vector’s Form 10-Q for the quarter ended March 31, 1997).

* 10.9	Settlement Agreement, dated March 12, 1998, by and among the States listed in Appendix A thereto, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.35 in Vector’s Form 10-K for the year ended December 31, 1997).

* 10.10	Master Settlement Agreement made by the Settling States and Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.’s Form 8-K dated November 25, 1998, Commission File No. 1-8940).

EXHIBIT
NO.	DESCRIPTION
* 10.11	General Liggett Replacement Agreement, dated as of November 23, 1998, entered into by each of the Settling States under the Master Settlement Agreement, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.34 in Vector’s Form 10-K for the year ended December 31, 1998).

* 10.12	Stipulation and Agreed Order regarding Stay of Execution Pending Review and Related Matters, dated May 7, 2001, entered into by Philip Morris Incorporated, Lorillard Tobacco Co., Liggett Group Inc. and Brooke Group Holding Inc. and the class counsel in Engel, et. al., v. R.J. Reynolds Tobacco Co., et. al. (incorporated by reference to Exhibit 99.2 in Philip Morris Companies Inc.’s Form 8-K dated May 7, 2001).

* 10.13	Letter Agreement, dated November 20, 1998, by and among Philip Morris Incorporated (“PM”), Brooke Group Holding, Liggett & Myers Inc. (“L&M”) and Liggett (incorporated by reference to Exhibit 10.1 in Vector’s Report on Form 8-K dated November 25, 1998).

* 10.14	Amended and Restated Formation and Limited Liability Company Agreement of Trademarks LLC, dated as of May 24, 1999, among Brooke Group Holding, L&M, Eve Holdings Inc. (“Eve”), Liggett and PM, including the form of Trademark License Agreement (incorporated by reference to Exhibit 10.4 in Vector’s Form 10-Q for the quarter ended June 30, 1999).

* 10.15	Class A Option Agreement, dated as of January 12, 1999, among Brooke Group Holding, L&M, Eve, Liggett and PM (incorporated by reference to Exhibit 10.61 in Vector’s Form 10-K for the year ended December 31, 1998).

* 10.16	Class B Option Agreement, dated as of January 12, 1999, among Brooke Group Holding, L&M, Eve, Liggett and PM (incorporated by reference to Exhibit 10.62 in Vector’s Form 10-K for the year ended December 31, 1998).

* 10.17	Pledge Agreement dated as of May 24, 1999 from Eve, as grantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit 10.5 in Vector’s Form 10-Q for the quarter ended June 30, 1999).

* 10.18	Guaranty dated as of June 10, 1999 from Eve, as guarantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit 10.6 in Vector’s Form 10-Q for the quarter ended June 30, 1999).

* 10.19	Vector Group Ltd. 1998 Long-Term Incentive Plan (incorporated by reference to the Appendix to Vector’s Proxy Statement dated September 15, 1998).

* 10.20	Stock Option Agreement, dated July 20, 1998, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 6 in the Amendment No. 5 to the Schedule 13D filed by Bennett S. LeBow on October 16, 1998 with respect to the common stock of Vector).

* 10.21	Amended and Restated Employment Agreement (“LeBow Employment Agreement), dated as of September 27, 2005, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated September 27, 2005).

EXHIBIT
NO.	DESCRIPTION
* 10.22	Amendment dated January 27, 2006 to LeBow Employment Agreement (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated January 27, 2006).

* 10.23	Amended and Restated Employment Agreement dated as of January 27, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 27, 2006).

* 10.24	Employment Agreement, dated as of January 27, 2006, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated January 27, 2006).

* 10.25	Amended and Restated Employment Agreement, dated as of January 27, 2006, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated January 27, 2006).

* 10.26	Executive Retirement Agreement and Release, dated as of February 3, 2006, between Vector and Joselynn D. Van Siclen (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated February 3, 2006).

* 10.27	Employment Agreement, dated as of November 11, 2005, between Liggett Group Inc. and Ronald J. Bernstein (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 11, 2005).

* 10.28	Employment Agreement, dated as of January 27, 2006, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated January 27, 2006).

* 10.29	Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Appendix A in Vector’s Proxy Statement dated April 21, 2004).

* 10.30	Stock Option Agreement, dated November 4, 1999, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.59 in Vector’s Form 10-K for the year ended December 31, 1999).

* 10.31	Stock Option Agreement, dated November 4, 1999, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.60 in Vector’s Form 10-K for the year ended December 31, 1999).

* 10.32	Stock Option Agreement, dated November 4, 1999, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.61 in Vector’s Form 10-K for the year ended December 31, 1999).

* 10.33	Stock Option Agreement, dated November 4, 1999, between Vector and Joselynn D. Van Siclen (incorporated by reference to Exhibit 10.62 in Vector’s Form 10-K for the year ended December 31, 1999).

* 10.34	Stock Option Agreement, dated November 4, 1999, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.63 in Vector’s Form 10-K for the year ended December 31, 1999).

* 10.35	Stock Option Agreement, dated October 26, 2000, between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit 10.63 in Vector’s Form 10-K for the year ended December 31, 2000).

EXHIBIT
NO.	DESCRIPTION
* 10.36	Stock Option Agreement, dated January 22, 2001, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended March 31, 2001).

* 10.37	Stock Option Agreement, dated January 22, 2001, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.2 in Vector’s Form 10-Q for the quarter ended March 31, 2001).

* 10.38	Restricted Share Award Agreement, dated as of September 27, 2005, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated September 27, 2005).

* 10.39	Restricted Share Award Agreement, dated as of November 11, 2005, between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated November 11, 2005).

* 10.40	Option Letter Agreement, dated as of November 11, 2005 between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated November 11, 2005).

* 10.41	Restricted Share Award Agreement, dated as of November 16, 2005, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 16, 2005).

* 10.42	Vector Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.7 in Vector’s Form 8-K dated January 27, 2006).

* 10.43	Vector Supplemental Retirement Plan (as amended and restated January 27, 2006) (incorporated by reference to Exhibit 10.6 in Vector’s Form 8-K dated January 27, 2006).

* 10.44	Purchase and Sale Agreement, dated as of February 15, 2002, between VGR Acquisition Inc., The Medallion Company, Inc. and Gary L. Hall (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated February 15, 2002).

* 10.45	Form of Asset Purchase Agreement between VGR Acquisition Inc. and Gary L. Hall (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated February 15, 2002).

* 10.46	Asset Purchase Agreement, dated June 4, 2004, by and between VT Roxboro LLC and Flue-Cured Tobacco Cooperative Stabilization Corporation (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated June 4, 2004).

* 10.47	Securities Purchase Agreement, dated as of November 16, 2004, by and among Vector and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 1.1 in Vector’s Form 8-K dated November 16, 2004).

* 10.48	Letter Agreement, dated November 22, 2004, between Vector and Mr. LeBow (incorporated by reference to Exhibit 14 to Amendment No. 11, dated November 23, 2004, to the Schedule 13D filed by Bennett S. LeBow with respect to the Company’s common stock).

EXHIBIT
NO.	DESCRIPTION
* 10.49	Purchase Agreement, dated as of March 30, 2005, among Vector and Jefferies & Company, Inc. (incorporated by reference to Exhibit 1.1 in Vector’s Form 8-K dated March 30, 2005).

* 10.50	Letter Agreement, dated April 13, 2005, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated April 14, 2005).

* 10.51	Stipulation and Agreement of Settlement, dated March 11, 2005, entered into on behalf of Vector and New Valley, relating to Goodwin v. New Valley Corporation (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended March 31, 2005).

* 21	Subsidiaries of Vector (incorporated by reference to Exhibit 21 in Vector’s Form 10-K for the quarterly period ended December 31, 2005).

23	Consent of PricewaterhouseCoopers LLP relating to Vector’s Registration Statements on Form S-8 (No. 333-59210, No. 333-71596, No. 333-118113 and 333-130406) and Registration Statements on Form S-3 (No. 333-46055, No. 33-38869, No. 333-45377, No. 333-56873, No. 333-62156, No. 333-69294, No. 333-82212, No. 333-121502, No. 333-121504, No. 333-125077, No. 333-131393, No. 333-135816, No. 333-135962 and 333-137093).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 99.1	Material Legal Proceedings (incorporated by reference to Exhibit 99.1 in Vector’s Form 10-K for the quarterly period ended December 31, 2005).

*	Incorporated by reference
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
J. Bryant Kirkland III
Vice President, Chief Financial Officer and Treasurer

Date: November 22, 2006

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005
ITEMS 8, 15(a)(1) AND (2)
INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES (AS RESTATED)
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
As discussed in Notes 2 and 23 to the consolidated financial statements, Vector Group Ltd. restated its 2005 and 2004 consolidated financial statements.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Vector Group Ltd. did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company did not maintain effective controls over the accuracy of the debt discount amortization based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2005, the Company did not maintain effective controls over the accuracy of its debt discount amortization. Specifically, the Company did not maintain effective controls to ensure that the amortization of the debt discount created by the embedded derivative and beneficial conversion feature resulted in a consistent yield on its 5% variable interest senior convertible notes due 2011 over its term, in accordance with generally accepted accounting principles through the application of the effective interest method. This control deficiency resulted in the restatement of the Company’s 2005 and 2004 annual consolidated financial statements, all interim periods in 2005, the first two interim periods of 2006 and audit adjustments to the third interim period of 2006. In addition, this control deficiency could result in the misstatement of the Company’s debt, other assets and interest expense that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005. However, management has subsequently determined that the material weakness described above existed as of December 31, 2005. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
In our opinion, management’s assessment that Vector Group Ltd. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Vector Group Ltd. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Miami, Florida
March 16, 2006, except as to the effects of the adoption of EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature,” as discussed in Note 1(u) and except for the restatement discussed in Notes 2 and 23 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is November 22, 2006

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended
	December 31,	December 31,
	2005	2004
	Restated(1)	Restated(1)
ASSETS:

Current assets:
Cash and cash equivalents	$181,059	$110,004
Investment securities available for sale	18,507	14,927
Accounts receivable — trade	12,714	2,464
Inventories	70,395	78,941
Deferred income taxes	26,179	22,695
Other current assets	10,245	13,093

Total current assets	319,099	242,124

Property, plant and equipment, net	62,523	65,357
Assets held for sale	—	54,077
Long-term investments, net	7,828	2,410
Investments in non-consolidated real estate businesses	17,391	27,160
Restricted assets	6,743	4,374
Deferred income taxes	69,988	18,119
Intangible asset	107,511	107,511
Other assets	12,469	14,795

Total assets	$603,552	$535,927

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):

Current liabilities:
Current portion of notes payable and long-term debt	$9,313	$6,043
Accounts payable	15,394	10,549
Accrued promotional expenses	18,317	17,579
Accrued taxes payable, net	32,392	28,859
Settlement accruals	22,505	28,200
Deferred income taxes	3,891	4,175
Accrued interest	5,770	4,931
Other accrued liabilities	20,518	19,499

Total current liabilities	128,100	119,835

Notes payable, long-term debt and other obligations, less current portion	238,242	254,114
Fair value of derivatives embedded within convertible debt	39,371	25,686
Non-current employee benefits	17,235	15,727
Deferred income taxes	145,892	151,219
Other liabilities	5,646	5,134
Minority interests	—	53,429

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, par value $1.00 per share, authorized 10,000,000 shares	—	—
Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 53,417,525 and 45,163,386 shares and outstanding 49,849,735 and 41,773,591 shares	4,985	4,177
Additional paid-in capital	133,325	56,631
Unearned compensation	(11,681)	(656)
Deficit	(70,633)	(122,808)
Accumulated other comprehensive loss	(10,610)	(10,409)
Less: 3,567,790 and 3,389,795 shares of common stock in treasury, at cost	(16,320)	(16,152)

Total stockholders’ equity (deficit)	29,066	(89,217)

Total liabilities and stockholders’ equity (deficit)	$603,552	$535,927

(1)	See Notes 1(u) and 2.
The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2005	2004	2003
	Restated(1)	Restated(1)

Revenues*	$478,427	$498,860	$529,385

Expenses:
Cost of goods sold (including inventory impairment of $37,000 in 2004)*	285,393	325,663	339,617
Operating, selling, administrative and general expenses	114,048	144,051	167,978
Gain on sale of assets	(12,748)	—	—
Provision for loss on uncollectible receivable	2,750	—	—
Restructuring and impairment charges	(127)	13,699	21,300

Operating income	89,111	15,447	490

Other income (expenses):
Interest and dividend income	5,610	2,563	4,696
Interest expense	(29,813)	(24,144)	(26,592)
Change in fair value of derivatives embedded within convertible debt	3,083	(412)	—
Loss on extinguishment of debt	—	(5,333)	(1,721)
Gain on investments, net	1,426	8,664	1,955
Gain on sale of assets	—	—	478
Gain from conversion of LTS notes	9,461	—	—
Equity in loss on operations of LTS	(299)	—	—
Equity income from non-consolidated real estate businesses	7,543	9,782	901
Other, net	(354)	60	19

Income (loss) from continuing operations before provision (benefit) for income taxes and minority interests	85,768	6,627	(19,774)
Income tax expense (benefit)	41,214	(6,862)	(666)
Minority interests	(1,969)	(9,027)	2,976

Income (loss) from continuing operations	42,585	4,462	(16,132)

Discontinued operations:
Income from discontinued operations, net of minority interest and taxes	82	458	522
Gain on disposal of discontinued operations, net of minority interest and taxes	2,952	2,231	—

Income from discontinued operations	3,034	2,689	522

Income (loss) before extraordinary item	45,619	7,151	(15,610)

Extraordinary item, unallocated goodwill	6,766	—	—

Net income (loss)	$52,385	$7,151	$(15,610)

Per basic common share:

Income (loss) from continuing operations	$0.96	$0.10	$(0.38)

Income from discontinued operations	$0.07	$0.06	$0.01

Income from extraordinary item	$0.15	$—	$0.00

Net income (loss) applicable to common shares	$1.18	$0.16	$(0.37)

Basic weighted average common shares outstanding	44,228,867	43,473,963	42,715,275

Per diluted common share:
Income (loss) from continuing operations	$0.91	$0.10	$(0.38)

Income from discontinued operations	$0.06	$0.06	$0.01

Income from extraordinary item	$0.14	$—	$0.00

Net income (loss) applicable to common shares	$1.11	$0.16	$(0.37)

Basic weighted average common shares outstanding	46,392,980	45,383,128	42,715,275

(1)	See Notes 1(u) and 2.
*Revenues and cost of goods sold include excise taxes of $161,753, $175,674 and $195,342 for the years ended December 31, 2005, 2004 and 2003, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in Thousands, Except Per Share Amounts)
Restated(1)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Unearned		Treasury	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Stock	Income (Loss)	Total
Balance, December 31, 2002	36,439,285	$3,643	$157,566	$(1,014)	$(113,965)	$(12,303)	$(11,630)	$22,297

Net loss	—	—	—	—	(15,610)	—	—	(15,610)
Pension related minimum liability adjustments, net of taxes	—	—	—	—	—	—	17	17
Unrealized gain on investment securities, net of taxes	—	—	—	—	—	—	2,278	2,278

Total other comprehensive income	—	—	—	—	—	—	—	2,295

Total comprehensive loss	—	—	—	—	—	—	—	(13,315)

Distributions on common stock	—	—	(59,997)	—	—	—	—	(59,997)
Effect of stock dividend	1,850,126	185	—	—	(185)	—	—	—
Exercise of warrants and options	731,778	74	1,055	—	—	620	—	1,749
Tax benefit of options exercised	—	—	2,037	—	—	—	—	2,037
Amortization of deferred compensation	—	—	—	586	—	—	—	586
Effect of New Valley share repurchase	—	—	75	—	—	—	—	75
Other, net	—	—	93	—	—	—	—	93

Balance, December 31, 2003	39,021,189	3,902	100,829	(428)	(129,760)	(11,683)	(9,335)	(46,475)

Net income, restated	—	—	—	—	7,151	—	—	7,151
Pension related minimum liability adjustments, net of taxes	—	—	—	—	—	—	885	885
Unrealized loss on investment securities, net of taxes	—	—	—	—	—	—	(1,959)	(1,959)

Total other comprehensive loss	—	—	—	—	—	—	—	(1,074)

Total comprehensive income, restated	—	—	—	—	—	—	—	6,077

Distributions on common stock	—	—	(64,106)	—	—	—	—	(64,106)
Effect of stock dividend	1,987,129	199	—	—	(199)	—	—	—
Restricted stock grants	40,000	4	596	(600)	—	—	—	—
Exercise of warrants and options, net of 332,022 shares delivered to pay exercise price	724,954	72	7,589	—	—	(4,469)	—	3,192
Tax benefit of options exercised	—	—	2,990	—	—	—	—	2,990
Amortization of deferred compensation	—	—	—	372	—	—	—	372
Note conversion	319	—	8	—	—	—	—	8
Effect of New Valley share repurchase	—	—	(63)	—	—	—	—	(63)
Beneficial conversion feature of notes payable, revised	—	—	8,788	—	—	—	—	8,788

Balance, December 31, 2004, restated	41,773,591	4,177	56,631	(656)	(122,808)	(16,152)	(10,409)	(89,217)

Net income, restated	—	—	—	—	52,385	—	—	52,385
Pension related minimum liability adjustments, net of taxes	—	—	—	—	—	—	322	322
Forward contract adjustments, net of taxes	—	—	—	—	—	—	(599)	(599)
Unrealized loss on investment securities, net of taxes	—	—	—	—	—	—	(494)	(494)

Total other comprehensive loss	—	—	—	—	—	—	—	(771)

Total comprehensive income, restated	—	—	—	—	—	—	—	51,614

Distributions on common stock	—	—	(73,238)	—	—	—	—	(73,238)
Effect of stock dividend	2,099,451	210	—	—	(210)	—	—	—
Restricted stock grants	628,570	63	12,295	(12,295)	—	—	—	63

Exercise of options, net of 8,100 shares delivered to pay exercise price	303,764	30	3,764	—	—	(168)	—	3,626
Tax benefit of options exercised	—	—	578	—	—	—	—	578
Amortization of deferred compensation	—	—	—	1,270	—	—	—	1,270

Effect of New Valley restricted stock transactions, net	—	—	(379)	—	—	—	—	(379)
Beneficial conversion feature of notes payable	—	—	6,418	—	—	—	—	6,418
Acquisition of New Valley minority interest	5,044,359	505	127,256	—	—	—	570	128,331

Balance, December 31, 2005, restated	49,849,735	$4,985	$133,325	$(11,681)	$(70,633)	$(16,320)	$(10,610)	$29,066

(1)	See Notes 1(u) and 2.
The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2005	2004	2003
	Restated(1)	Restated(1)	Revised(1)
Cash flows from operating activities:
Net income (loss)	$52,385	$7,151	$(15,610)
Income from discontinued operations	(3,034)	(2,689)	(522)
Extraordinary item	(6,766)	—	—

	42,585	4,462	(16,132)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,220	11,823	14,728
Non-cash stock-based expense	3,133	578	906
Non-cash portion of restructuring and impairment charges	(127)	44,241	21,064
Loss on extinguishment of debt	—	5,333	1,721
Minority interests	1,969	9,027	(2,976)
Gain on sale of investment securities available for sale	(1,426)	(8,518)	(301)
Gain on long-term investments	—	(146)	—
(Gain) loss on sale of assets	(12,432)	14	(2,202)
Provision for loss on uncollectible receivable	2,750	—	—
Deferred income taxes	20,904	(14,132)	(4,554)
Gain from conversion of LTS notes	(9,461)	—	—
Equity loss on operations of LTS	299	—	—
Provision for loss on marketable securities	433	—	—
Equity income in non-consolidated real estate businesses	(7,543)	(9,782)	(901)
Distributions from non-consolidated real estate businesses	5,935	5,840	991
Non-cash interest expense	1,068	4,123	5,885
Changes in assets and liabilities (net of effect of acquisitions and dispositions):
Receivables	(10,235)	7,961	4,350
Inventories	8,546	10,774	(26,978)
Accounts payable and accrued liabilities	6,172	(21,040)	13,324
Cash payments on restructuring liabilities	(4,842)	(6,458)	(236)
Other assets and liabilities, net	8,509	(1,221)	5,326
Cash flows from discontinued operations	732	1,743	3,176

Net cash provided by operating activities	68,189	44,622	17,191

Cash flows from investing activities:
Proceeds from sale of businesses and assets	14,118	25,713	2,723
Proceeds from sale or maturity of investment securities	7,490	68,357	135,737
Purchase of investment securities	(4,713)	(12,197)	(68,978)
Proceeds from sale or liquidation of long-term investments	48	576	1,004
Purchase of long-term investments	(227)	(409)	(195)
Purchase of LTS stock	(3,250)	—	—
(Increase) decrease in restricted assets	16	1,157	(1,479)
Investments in non-consolidated real estate businesses	(6,250)	(4,500)	(11,000)
Distributions from non-consolidated real estate businesses	5,500	—	—
Issuance of note receivable	(2,750)	(1,750)	—
Payment of prepetition claims	—	—	(74)
Costs associated with New Valley acquisition	(2,422)	—	—
Capital expenditures	(10,295)	(4,294)	(8,894)
Discontinued operations	66,912	40	(6)

Net cash provided by investing activities	64,177	72,693	48,838

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2005	2004	2003
	Restated(1)	Restated(1)	Revised(1)

Cash flows from financing activities:
Proceeds from debt	50,841	66,905	—
Repayments of debt	(4,305)	(84,425)	(31,064)
Deferred financing charges	(2,068)	(2,918)	—
Borrowings under revolver	457,111	531,467	629,699
Repayments on revolver	(457,127)	(531,450)	(629,699)
Distributions on common stock	(70,252)	(64,106)	(59,997)
Proceeds from exercise of Vector options and warrants	3,626	3,233	1,749
Proceeds from exercise of New Valley warrants	—	91	—
New Valley repurchase of common shares	—	(202)	(1,346)
Other, net	76	(17)	—
Discontinued operations	(39,213)	(697)	(590)

Net cash used in financing activities	(61,311)	(82,119)	(91,248)

Net increase (decrease) in cash and cash equivalents	71,055	35,196	(25,219)
Cash and cash equivalents, beginning of year	110,004	74,808	100,027

Cash and cash equivalents, end of year	$181,059	$110,004	$74,808

(1)	See Notes 1(a), 1(u) and 2.
The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	Basis of Presentation:

The consolidated financial statements of Vector Group Ltd. (the “Company” or “Vector”) include the accounts of VGR Holding LLC (“VGR Holding”), Liggett Group LLC (“Liggett”), Vector Tobacco Inc. (“Vector Tobacco”), Liggett Vector Brands Inc. (“Liggett Vector Brands”), New Valley LLC (“New Valley”) and other less significant subsidiaries. The Company owned all of the limited liability company interests of New Valley at December 31, 2005 and owned 58.2% and 58.1% of the common shares of its corporate predecessor, New Valley Corporation, at December 31, 2004 and at December 31, 2003, respectively. (See Note 19.) All significant intercompany balances and transactions have been eliminated.

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

Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the current year’s presentation, including reflecting stock dividends at par value when stockholders’ equity is in a deficit position rather than at fair value in additional paid-in capital and retained earnings. Accordingly, the Company decreased its December 31, 2004 additional paid-in capital by $180,307 to $56,631 from $236,938 and decreased the deficit in like amount. The Company decreased its December 31, 2003 additional paid-in capital by $150,838 to $100,829 from $251,667 and decreased the deficit in like amount. The Company decreased its January 2003 opening balance of additional paid-in capital by $122,753 from $280,319 to $157,566 and decreased the deficit in like amount. These changes in classification do not affect assets, liabilities or total stockholders’ equity.

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

As required by Statement of Financial Accounting Standards (“SFAS”) No. 133, derivatives embedded within the Company’s convertible debt are recognized on the Company’s balance sheet and are stated at estimated fair value as determined by an independent third party at each reporting period. Changes in the fair value of the embedded derivatives are reflected quarterly as “Change in fair value of derivatives embedded within convertible debt.”

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

Current restricted assets of $0 at December 31, 2005 and $606 at December 31, 2004 consist of amounts held in escrow related to New Valley’s real estate operations. Long-term restricted assets of $6,743 and $4,374 at December 31, 2005 and December 31, 2004, respectively, consist primarily of certificates of deposit which collateralize letters of credit and deposits on long-term debt.

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

As discussed in Note 3, the Company recorded a $3,006 asset impairment charge in 2004 relating to the Liggett Vector Brands restructuring and an $18,752 asset impairment charge in 2003 in connection with the closing of Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility.

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

	2005	2004	2003

Net income (loss) as restated (see Note 1(u))	$52,385	$7,151	$(15,610)

Add: stock option employee compensation expense included in reported net income (loss), net of related tax effects	8,668	5,839	5,704
Deduct: total stock option employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,474)	(1,803)	(7,759)

Pro forma net income (loss)	$57,579	$11,187	$(17,665)

Income (loss) per share:
Basic — as reported	$1.18	$0.16	$(0.37)
Basic — pro forma	$1.20	$0.24	$(0.44)
Diluted — as reported	$1.11	$0.16	$(0.37)
Diluted — pro forma	$1.13	$0.23	$(0.44)
The pro-forma amounts previously reported for the 2005, 2004 and 2003 periods have been revised to reflect additional payments of dividend equivalent rights ($6,178, $5,635 and $966, net of tax, respectively) on unexercised options as reductions in additional paid-in capital rather than compensation expense in accordance with SFAS No. 123. Additionally, upon reflecting the payment of dividend equivalent rights as a reduction of additional paid-in capital in determining its pro forma net income, the Company accounted for the effect of the underlying options as participating securities under the FASB’s Emerging Issue Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement 128”, which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when calculating its basic pro forma EPS. As a result, basic pro forma net income was reduced by $5,056 and $927 for the years ended December 31, 2005 and 2004, respectively, when calculating pro forma EPS. Amounts presented for the year ended December 31, 2004 were not included in the computation of diluted EPS because the Company reported a loss during such period and the impact was anti-dilutive.

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

Real Estate Leasing Revenues: Prior to February 2005, the Company has leased real estate properties to tenants under operating leases. (See Note 20.) Base rental revenue is generally recognized on a straight-line basis over the term of the lease. The lease agreements for certain properties contain provisions which provide for reimbursement of real estate taxes and operating expenses over base year amounts, and in certain cases as fixed increases in rent.

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

Diluted EPS are calculated by dividing income (loss) by the weighted average common shares outstanding plus dilutive common stock. The Company noted that the effect of the dilutive potential common stock in 2003 was anti-dilutive. The two issues of the Company’s convertible debt were anti-dilutive in 2004 and the Company’s 5% Variable Interest Senior Convertible Notes due 2011 were anti-dilutive in 2005. As a result of the dilutive nature of the Company’s 6.25% Convertible Subordinated Notes due 2008 for the year ended December 31, 2005, the Company has adjusted its net income for the effect of these convertible securities for purposes of calculating diluted EPS as follows:

Net income	$52,385
Expense attributable to 6.25% Convertible Subordinated Notes due 2008	5,766

Net income for diluted EPS	$58,151

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options, vested and unvested restricted stock grants and warrants and convertible securities. Basic and diluted EPS were calculated using the following shares for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Weighted-average shares for basic EPS	44,228,867	43,473,963	42,715,275

Plus incremental shares related to stock options and warrants	2,164,113	1,909,165	—
Plus incremental shares related to convertible debt	5,838,416	—	—

Weighted-average shares for diluted EPS	52,231,396	45,383,128	42,715,275

The Company had a net loss for the year ended December 31, 2003. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted net loss per share since the effect is anti-dilutive for that year. Potentially dilutive shares that were not included in the diluted loss per share calculation were 1,913,633 in 2003 which shares are issuable upon the exercise of stock options and warrants assuming the treasury stock method. For the years ended December 31, 2004 and 2005, the Company had 757,246 and 218,280 stock options, respectively, and 0 and 628,570 shares of non-vested restricted stock, respectively, that were not included in the computation of earnings per share because the options, exercise price and the per share expense associated with the non-vested restricted stock were greater than the average market price of the common stock during the respective periods.

(s)	Comprehensive Income (Loss):

Other comprehensive income (loss) is a component of stockholders’ equity (deficit) and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts, minimum pension liability adjustments and, prior to December 9, 2005, the Company’s proportionate interest in New Valley’s capital transactions. Total comprehensive income was $51,614 and $6,077 for the years ended December 31, 2005 and 2004, respectively, and total comprehensive loss was $13,315 for the year ended December 31, 2003. The changes in the components of other comprehensive income (loss), net of taxes, were as follows for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003

Net income (loss) as restated (see Note 1(u))	$52,385	$7,151	$(15,610)

Net unrealized gains (losses) on investment securities available for sale:

Change in net unrealized gains, net of income taxes and minority interests	165	1,311	3,059
Net unrealized gains reclassified into net income (loss), net of income taxes and minority interests	(659)	(3,270)	(781)

	(494)	(1,959)	2,278

Net change in forward contracts	(599)	—	—

Net change in additional minimum pension liability, net of income taxes	322	885	17

Comprehensive income (loss) as restated (see Note 1(u))	$51,614	$6,077	$(13,315)

The components of accumulated other comprehensive loss, net of taxes, were as follows as of December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004

Net unrealized gains on investment securities available for sale	$628	$748
Forward contracts adjustment	(599)	—
Additional pension liability	(10,639)	(11,157)

Accumulated other comprehensive loss	$(10,610)	$(10,409)

(t)	Contingencies:

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

Effective January 1, 2006, the Company adopted EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature.” In Issue No. 05-8, the EITF concluded that the issuance of convertible debt with a beneficial conversion feature creates a temporary difference on which deferred taxes should be provided. The consensus is required to be applied in fiscal periods beginning after December 15, 2005, by retroactive restatement of prior financial statements retroactive to the issuance of the convertible debt. The retrospective application of EITF Issue No. 05-8 reduced income tax expense by $27 and $406 for the years ended December 31, 2004 and 2005, respectively.

The net impact of the application of EITF Issue No. 05-8 on the Company’s basic and diluted earnings per share for the years ended December 31, 2005 and 2004 is as follows (as restated):

	EPS	EPS	EPS
	From	From	From
	Continuing	Discontinued	Extraordinary
	Operations	Operations	Item	EPS

	2005

Basic earnings per share, as restated prior to the adoption of EITF 05-8	$0.95	$0.07	$0.18	$1.20

Impact of application of EITF 05-8	0.01	—	(0.03)	(0.02)

Basic earnings per share, as revised	$0.96	$0.07	$0.15	$1.18

Diluted earnings per share, as restated prior to the adoption of EITF 05-8	$0.90	$0.06	$0.16	$1.12

	EPS	EPS	EPS
	From	From	From
	Continuing	Discontinued	Extraordinary
	Operations	Operations	Item	EPS

Impact of application of EITF 05-8	0.01	—	(0.02)	(0.01)

Diluted earnings per share, as revised	$0.91	$0.06	$0.14	$1.11

	2004

Basic earnings per share, as restated prior to the adoption of EITF 05-8	$0.10	$0.06	$—	$0.16

Impact of application of EITF 05-8	—	—	—	—

Basic earnings per share, as revised	$0.10	$0.06	$—	$0.16

Diluted earnings per share, as restated prior to the adoption of EITF 05-8	$0.10	$0.06	$—	$0.16

Impact of application of EITF 05-8	—	—	—	—

Diluted earnings per share, as revised	$0.10	$0.06	$—	$0.16

A reconciliation of the net impact of the application of EITF Issue No. 05-8 at December 31, 2004 on the Company’s consolidated balance sheet is as follows (as restated):

	Long-Term	Additional
	Deferred	Paid-in	Accumulated	Stockholders’
	Income Taxes	Capital	Deficit	Equity

December 31, 2004, as restated prior to the adoption of EITF 05-8	$146,409	$61,468	$(122,835)	$(84,407)

Application of EITF 05-8:

Establishment of deferred tax liability for the year ended December 31, 2004	4,837	(4,837)	—	(4,837)

Increase to income tax benefit for the year ended December 31, 2004	(27)	—	27	27

December 31, 2004, as revised	$151,219	$56,631	$(122,808)	$(89,217)

A reconciliation of the net impact of the application of EITF Issue No. 05-8 at December 31, 2005 on the Company’s consolidated balance sheet is as follows (as restated):

	Long-Term	Additional
	Deferred	Paid-in	Accumulated	Stockholders’
	Income Taxes	Capital	Deficit	Equity

December 31, 2005, as restated prior to the adoption of EITF 05-8	$137,381	$141,184	$(69,981)	$37,577

Application of EITF 05-8:

Establishment of deferred tax liability	7,859	(7,859)	—	(7,859)

Increase to income tax benefit for the year ended December 31, 2004	(27)	—	27	27

Decrease to income tax expense for the year ended December 31, 2005	(406)	—	406	406

	Long-Term	Additional
	Deferred	Paid-in	Accumulated	Stockholders’
	Income Taxes	Capital	Deficit	Equity

Decrease to extraordinary item, unallocated goodwill	1,085	—	(1,085)	(1,085)

December 31, 2005, as revised	$145,892	$133,325	$(70,633)	$29,066

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

On November 9, 2006, the Company determined it would restate its financial statements for each of the years ended December 31, 2004 and 2005. The restatement corrected an error in the computation of the debt discount amortization created by the embedded derivative and the beneficial conversion feature associated with the Company’s 5% variable interest senior convertible notes due 2011 issued in the fourth quarter of 2004 and the first half of 2005. The restatement adjustments affected the Company’s previously reported interest expense, the related income tax effect, and extraordinary items, as well as the Company’s previously reported other assets, long-term debt, additional paid-in capital and accumulated deficit balances. The effects of the restatement are reflected in the Company’s consolidated financial statements and accompanying notes included herein. See Note 23 — Restated Financial Information.

The aggregate net effect of the restatement was to increase stockholders’ equity by $3,422 as of December 31, 2005 and $336 as of December 31, 2004. The restatement also increased net income by $3,290 ($0.05 per diluted common share) and $336 ($0.01 per diluted common share) for the years ended December 31, 2005 and 2004, respectively.

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

There was no change to each subtotal (operating, investing and financing activities) in the Company’s consolidated statements of cash flows as a result of the restatement. Certain balances related to line items within certain cash flows were corrected as part of the restatement. The adjustments relating to restated amounts affected by the restatement in the consolidated financial statements as of and for the years ended December 31, 2005 and 2004 are as follows (the “previously reported” financial information reflects the information reported on the Company’s Form 8-K related to the adoption of EITF 05-8 dated as of June 27, 2006):

	Previously	Restatement
	Reported	Adjustments	Restated

Year ended December 31, 2005:

Interest expense	$(35,062)	$(5,249)	$(29,813)
Income from continuing operations before provision for income taxes and minority interests	80,519	5,249	85,768
Income tax provision	39,349	1,865	41,214
Income from continuing operations	39,201	3,384	42,585
Extraordinary items	6,860	(94)	6,766
Net income	$49,095	$3,290	$52,385

Basic earnings per share from continuing operations	$0.89	$0.07	$0.96

Diluted earnings per share from continuing operations	$0.84	$0.07	$0.91

	Previously	Restatement
	Reported	Adjustments	Restated

Basic earnings per share per common share	$1.11	$0.07	$1.18

Diluted earnings per share per common share	$1.06	$0.05	$1.11

Year ended December 31, 2004:

Interest expense	$(24,665)	$(521)	$(24,144)
Income from continuing operations before benefit for income taxes and minority interests	6,106	521	6,627
Income tax benefit	(7,047)	185	(6,862)

Income from continuing operations	4,126	336	4,462
Net income	$6,815	$336	$7,151

Basic earnings per share from continuing operations	$0.10	$0.00	$0.10

Diluted earnings per share from continuing operations	$0.09	$0.01	$0.10

Basic earnings per share per common share	$0.16	$0.00	$0.16

Diluted earnings per share per common share	$0.15	$0.01	$0.16

As of December 31, 2005:

Assets
Other assets	$12,047	$422	$12,469
Total assets	603,130	422	603,552

Liabilities
Notes payable, long-term debt and other obligations less current portion	$243,590	$(5,348)	$238,242
Deferred income taxes, long term	143,544	2,348	145,892

Stockholders’ equity
Additional paid-in capital	$133,529	$(204)	$133,325
Accumulated deficit	(74,259)	3,626	(70,633)
Total stockholders’ equity as of December 31, 2005	25,644	3,422	29,066

As of December 31, 2004:

Assets
Other assets	$14,763	$32	$14,795
Total assets	535,895	32	535,927

Liabilities
Notes payable, long-term debt and other obligations less current portion	$254,603	$(489)	$254,114
Deferred income taxes, long term	151,034	185	151,219

Stockholders’ deficit
Accumulated deficit	$(123,144)	$336	$(122,808)
Total stockholders’ deficit as of December 31, 2004	$(89,553)	$336	$(89,217)
3.	RESTRUCTURING

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

Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of taxes and minority interests. For the years ended December 31, 2005, 2004 and 2003, net realized gains were $1,426, $8,664 and $1,955, respectively. The Company recorded a loss related to an other-than-temporary decline in the fair value of its marketable equity securities totaling $433 for the year ended December 31, 2005. (See Note 1.)

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

5.	INVENTORIES

Inventories consist of:

	December 31,	December 31,
	2005	2004
Leaf tobacco	$35,312	$35,416
Other raw materials	3,157	3,400
Work-in-process	1,685	1,610
Finished goods	34,653	42,003

Inventories at current cost	74,807	82,429
LIFO adjustments	(4,412)	(3,488)

	$70,395	$78,941

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

The Company recorded a $3,006 non-cash asset impairment charge in 2004 relating to the Liggett Vector Brands restructuring, of which $186 related to machinery and equipment, and an $18,752 non-cash asset impairment charge in 2003 in conjunction with the closing of Vector Tobacco’s Timberlake, North Carolina facility, of which $17,968 related to machinery and equipment. (See Note 3.)

In July 2004, a wholly-owned subsidiary of Vector Tobacco completed the sale of its Timberlake, North Carolina manufacturing facility along with all equipment to an affiliate of the Flue-Cured Tobacco Cooperative Stabilization Corporation for $25,800. In connection with the sale, the subsidiary of Vector Tobacco entered into a consulting agreement to provide certain services to the buyer for $400; all of this amount was recognized as income in 2004. (See Note 3.)

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

8.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	December 31,	December 31,
	2005	2004
Vector:
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $58,655 and $38,748*	$53,209	$28,157
6.25% Convertible Subordinated Notes due 2008	132,492	132,492
Liggett:
Revolving credit facility	—	17
Term loan under credit facility	3,482	4,411
Equipment loans	9,828	6,341
Vector Tobacco:
Notes payable — Medallion acquisition due 2007	35,000	35,000

	December 31,	December 31,
	2005	2004
V.T. Aviation:
Note payable	8,300	9,436
VGR Aviation:
Note payable	4,867	5,090
New Valley:
Note payable — operating real estate	—	39,213
Other	377	—

Total notes payable, long-term debt and other obligations	247,555	260,157
Less:
Current maturities	(9,313)	(6,043)

Amount due after one year	$238,242	$254,114

*	The fair value of the derivatives embedded within these notes ($39,371 at December 31, 2005 and $25,686 at December 31, 2004) is separately classified as a derivative liability in the consolidated balance sheet and the beneficial conversion feature ($22,075 at December 31, 2005 and $13,625 at December 31, 2004 prior to the impact of income taxes) is recorded as additional paid-in capital. The Company issued an additional $44,959 principal amount of these notes in 2005.
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

Embedded Derivatives. The portion of the Total Interest on the notes which is computed by reference to the cash dividends paid on the Company’s common stock is considered an embedded derivative. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, the Company has bifurcated this dividend portion of the interest on the notes and, based on a valuation by an independent third party, estimated the fair value of the embedded derivative liability. At issuance of the November 2004 notes, the estimated initial fair value was $24,738, which was recorded as a discount to the notes and classified as a derivative liability on the consolidated balance sheet. Issuances of $1,405 of additional notes in December 2004, $14,949 of additional notes in the first quarter in 2005 and $30,000 of additional notes in April 2005 increased the initial fair value of the derivative liability to $42,042. The initial embedded derivative liability is amortized over the term of the debt and reflected as non-cash interest expense. The Company recognized non-cash interest expense of $2,161 and $138 for the years ended December 31, 2005 and 2004, respectively, due to the amortization of the debt discount attributable to the embedded derivatives.

Changes to the fair value of this embedded derivative are reflected quarterly in the Company’s Consolidated Statement of Operations as “Change in fair value of derivatives embedded within convertible debt” At December 31, 2005 and 2004, the fair value of the derivative liability was estimated at $39,371 and $25,686, respectively. The Company recognized a gain of $3,083 in 2005 and a loss of $412 in 2004, due to changes in the fair value of the embedded derivative, which were reported as “Change in fair value of derivatives embedded within convertible debt”.

Beneficial Conversion Feature. After giving effect to the recording of the embedded derivative liability as a discount to the notes, the Company’s common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the initial intrinsic value of the beneficial conversion feature ($22,139 at December 31, 2005 prior to the impact of income taxes) be recorded to additional paid-in capital and as a discount on the notes. The discount is then amortized to interest expense over the term of the notes using the effective interest rate method. The Company recognized non-cash interest expense of $1,143 in 2005 and $75 in 2004 due to the amortization of the debt discount attributable to the beneficial conversion feature.

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

The following provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

			Other
	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at January 1	$(162,284)	$(159,520)	$(11,032)	$(10,789)
Service cost	(4,659)	(4,641)	(27)	(30)
Interest cost	(8,687)	(8,959)	(613)	(626)
Benefits paid	13,794	14,194	683	614
Plan amendment	753	—	—	—
Actuarial loss	(306)	(3,358)	56	(201)

Benefit obligation at December 31	$(161,389)	$(162,284)	$(10,933)	$(11,032)

Change in plan assets:
Fair value of plan assets at January 1	$152,467	$150,663	$—	$—
Actual return on plan assets	16,987	15,560	—	—
Contributions	352	438	683	614
Benefits paid	(13,794)	(14,194)	(683)	(614)

Fair value of plan assets at December 31	$156,012	$152,467	$—	$—

Liability less than projected benefit obligations at December 31	$(5,377)	$(9,817)	$(10,933)	$(11,032)
Unrecognized actuarial (gains) losses	16,280	22,566	(479)	(488)
Contributions of SERP benefits	91	92	—	—

Net pension asset (liability) before additional minimum liability and purchase accounting valuation adjustments	10,994	12,841	$(11,412)	(11,520)
Additional minimum liability	(17,199)	(17,889)	—	—
Purchase accounting valuation adjustments relating to income taxes	291	641	91	200

Liability included in the December 31 balance sheet	$(5,914)	$(4,407)	$(11,321)	$(11,320)

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Actuarial assumptions:
Discount rates — benefit obligation	5.68%	4.50% - 5.75%	4.75% - 6.00%	5.68%	5.75%	6.00%
Discount rates — service cost	4.50% - 5.75%	4.25% - 6.05%	5.50% - 6.75%	5.75%	6.00%	6.75%
Assumed rates of return on invested assets	8.50%	8.50%	8.50%	—	—	—
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Service cost — benefits earned during the period	$5,009	$4,991	$3,923	$27	$30	$79
Interest cost on projected benefit obligation	8,687	8,959	9,559	613	626	676
Expected return on assets	(12,274)	(12,107)	(11,721)	—	—	—
Amortization of net (gain) loss	1,120	2,048	1,659	45	51	(129)

Net expense	$2,542	$3,891	$3,420	$685	$707	$626

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

In January 2006, the Company amended and restated its Supplemental Retirement Plan (the “Amended SERP”), effective January 1, 2005. The amendments to the plan are intended, among other things, to cause the plan to meet the applicable requirements of Section 409A of the Internal Revenue Code. The Amended SERP is a plan pursuant to which the Company will pay supplemental retirement benefits to certain key employees, including executive officers of the Company. The Amended SERP is intended to be unfunded for tax purposes, and payments under the Amended SERP will be made out of the general assets of the Company except that, under the terms of the Chairman’s amended employment agreement, the Company has agreed during 2006, 2007 and 2008 to pay $125 per quarter into a separate trust for him that will be used to fund a portion of his benefits under the Amended SERP. Under the Amended SERP, the benefit payable to a participant at his normal retirement date is a lump sum amount which is the actuarial equivalent of a predetermined annual retirement benefit set by the Company’s board of directors. Normal retirement date is defined as the January 1 following the attainment by the participant of the later of age 60 or the completion of eight years of employment following January 1, 2002 with the Company or a subsidiary, except that, under the terms of the Chairman’s amended employment agreement, his normal retirement date was accelerated by one year to December 30, 2008. At December 31, 2005, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2006 — $0; 2007 — $0; 2008 — $0; 2009 — $19,971; 2010 - $12,415; and 2011 and thereafter — $13,162. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit; conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.

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
     Estimated future pension benefits payments are as follows:

2006	$13,700
2007	13,405
2008	13,062
2009	32,693
2010	24,628
2011 — 2015	65,336
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

	Year Ended December 31,
	2005	2004	2003
Current:
U.S. Federal	$13,941	$4,242	$—
State	6,369	3,028	3,888

	$20,310	$7,270	$3,888

Deferred:
U.S. Federal	$20,748	$(14,753)	$(4,143)
State	156	621	(411)

	20,904	(14,132)	(4,554)

Total expense (benefit)	$41,214	$(6,862)	$(666)

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31, 2005		December 31, 2004
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Excess of tax basis over book basis- non-consolidated entities	$3,766	$—	$14,634	$22,224
Deferral on Philip Morris brand transaction	—	108,087	—	103,100
Employee benefit accruals	17,529	3,996	16,584	2,787
Book/tax differences on fixed and intangible assets	—	18,512	—	18,641
Other	12,959	19,188	3,729	8,642
U.S. tax loss and contribution carryforwards — Vector	47,899	—	7,155	—
U.S. tax credit carryforwards — Vector	14,014	—	3,257	—
U.S. tax loss carryforwards-New Valley	—	—	65,073	—
U.S. tax credit carryforwards — New Valley	—	—	13,512	—
Valuation allowance	—	—	(83,130)	—

	$96,167	$149,783	$40,814	$155,394

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

As of December 31, 2005, the Company and its more than 80%-owned subsidiaries, which included New Valley, had U.S. net operating loss carryforwards of approximately $136,900 which expire at various dates from 2006 through 2023. Approximately $18,100 of the Company’s consolidated net operating loss carryforwards expire at December 31, 2006, approximately $24,800 expire at
December 31, 2007 and approximately $37,600 expire at December 31, 2011. The remaining $56,400 expire at various dates between December 31, 2017 and December 31, 2023. As of December 31, 2005, the Company and its more than 80%-owned subsidiaries, which included New Valley, also had approximately $14,014 of alternative minimum tax credit carryforwards, which may be carried forward indefinitely under current U.S. tax law.

Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2005	2004	2003
Income (loss) from continuing operations before income taxes	$83,799	$(2,400)	$(16,798)

Federal income tax expense (benefit) at statutory rate	29,330	(840)	(5,879)
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	4,241	2,371	2,265
Non-deductible expenses	5,616	4,320	3,565
Equity and other adjustments	1,067	(469)	1,314
Changes in valuation allowance, net of equity and tax audit adjustments	960	(12,244)	(1,931)

Expense (benefit) for income tax	$41,214	$(6,862)	$(666)

Income taxes associated with discontinued operations have been shown net of the utilization of the net operating loss carryforwards.

The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of December 31, 2005, the Company’s deferred income tax liabilities exceeded its deferred income tax assets by $53,616. The largest component of the Company’s deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. (See Note 17.)

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

In addition, in November 2005, the President of Liggett agreed to the cancellation of an option to purchase 303,876 shares of the Company’s common stock at $31.59 per share granted to him under the 1999 Plan in September 2001. In this regard, the executive and the Company entered into an agreement in which the Company agreed, in accordance with the Amended 1999 Plan, that in May 2006, after the passage of more than six months, and assuming his continued employment with the Company or an affiliate of the Company, it would grant him another stock option under the Amended 1999 Plan covering 250,000 shares of the Company’s common stock. The new option will have an exercise price equal to the value of the common stock on the grant date of the replacement option and a ten-year term. It will become exercisable with respect to one-fourth of the shares on December 1, 2006, with an additional one-fourth becoming exercisable on each of the three succeeding one-year anniversaries of such date through December 1, 2009.

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

During 2003, employees of the Company exercised 232,882 options to purchase Vector’s common stock at prices ranging from $3.55 to $11.52 per share.

A summary of employee stock option transactions follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding on December 31, 2002	11,012,021	$11.14
Granted	17,365	$11.45
Exercised	(232,884)	$5.33
Cancelled	(169,253)	$15.96

Outstanding on December 31, 2003	10,627,249	$11.19
Granted	210,007	$11.20
Exercised	(1,162,038)	$7.31
Cancelled	(381,523)	$18.56

Outstanding on December 31, 2004	9,293,695	$11.41
Granted	55,000	$20.45
Issued in New Valley acquisition	110,879	$9.06
Exercised	(323,449)	$11.73
Cancelled	(568,951)	$25.46

Outstanding on December 31, 2005	8,567,174	$10.54

Options exercisable at:
December 31, 2003	9,129,337
December 31, 2004	8,897,497
December 31, 2005	8,426,597
Additional information relating to options outstanding at December 31, 2005 follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
	Outstanding	Remaining		Exercisable
Range of	as of	Contractual Life	Weighted-Average	as of	Weighted-Average
Exercise Prices	12/31/2005	(Years)	Exercise Price	12/31/2005	Exercise Price
$6.93	3,528,549	2.6	$6.93	3,528,549	$6.93
$6.94 — 10.74	227,411	3.6	$9.97	209,179	$9.94
$10.75 — 14.32	3,342,823	3.9	$11.54	3,337,875	$11.54
$14.32 — 17.96	1,250,137	5.2	$15.17	1,221,557	$15.18
$17.91 — 21.48	55,000	9.9	$20.45	—	—
$21.48 — 25.07	4,856	6.1	$22.80	2,428	$22.80
$25.07 — 28.65	32,216	5.4	$25.89	30,782	$25.81
$28.64 — 32.73	52,566	5.6	$30.27	41,019	$30.23
$32.22 — 35.81	73,616	5.7	$32.84	55,208	$32.84

	8,567,174	3.6	$10.54	8,426,597	$10.38
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

Individual Actions. As of December 31, 2005, there were approximately 268 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 105 were pending in Florida, 44 in Mississippi, 27 in Maryland and 21 in Missouri. The balance of the individual cases were pending in 16 states and territories.

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

See Note 19 for information concerning purported class action lawsuits commenced against the Company, New Valley and New Valley’s directors in connection with the Company’s exchange offer for New Valley.

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
14. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2005	2004	2003
I. Cash paid during the period for:
Interest	$25,382	$22,506	$23,970
Income taxes	14,045	2,393	2,016

II. Non-cash investing and financing activities:
Issuance of stock dividend	210	199	185
Conversion of debt	—	8	—
Non-cash dividend of LTS shares	2,986	—	—
Capital leases with purchase of equipment	418	—	—
Equipment acquired through financing agreements	6,713	—	—
15.	RELATED PARTY TRANSACTIONS

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

Various executive officers and directors of the Company and New Valley serve as members of the Board of Directors of Ladenburg Thalmann Financial Services, Inc., which is indebted to New Valley. (Refer to Note 18.)

The Company’s President, a firm he serves as a consultant to (and, prior to January 2005, was the Chairman of), and affiliates of that firm received ordinary and customary insurance commissions aggregating approximately $495, $587 and $541 in 2005, 2004 and 2003, respectively, on various insurance policies issued for the Company and its subsidiaries and equity investees.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$181,059	$181,059	$110,004	$110,004
Investment securities available for sale	18,507	18,507	14,927	14,927
Restricted assets	6,743	6,743	4,374	4,374
Long-term investments, net	7,828	15,537	2,410	15,206
Financial liabilities:
Notes payable and long-term debt	247,555	286,477	260,157	245,517
Embedded derivatives	39,371	39,371	25,686	25,686
17.	PHILIP MORRIS BRAND TRANSACTION

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

Upon the closing of the exercise of the Class A option and the distribution of the loan proceeds on May 24, 1999, Philip Morris obtained control of Trademarks, and the Company recognized a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. As discussed in Note 11, the Internal Revenue Service has issued to the Company a notice of proposed adjustment asserting, for tax purposes, that the entire gain should have been recognized by the Company in 1998 and 1999.

18.	NEW VALLEY CORPORATION

Office Buildings. In December 2002, New Valley purchased two office buildings in Princeton, New Jersey for a total purchase price of $54,000. New Valley financed a portion of the purchase price through a borrowing of $40,500 from HSBC Realty Credit Corporation (USA). In February 2005, New Valley completed the sale of the office buildings for $71,500. The mortgage loan on the properties was retired at closing with the proceeds of the sale. (Refer to Notes 6, 8 and 20.)

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

	December 31, 2005	December 31, 2004
Cash	$15,384	$21,375
Other current assets	5,977	4,726
Property, plant and equipment, net	17,973	15,520
Trademarks	21,663	21,663
Goodwill	37,924	36,676
Other intangible assets, net	2,072	2,748
Other noncurrent assets	1,579	1,112
Notes payable — current	4,770	4,998
Other current liabilities	16,977	18,264
Notes payable — long term	54,422	66,710
Other long-term liabilities	4,941	3,125
Members’ equity	21,462	10,723

	Year Ended December 31,
	2005	2004	2003
Revenues	$330,075	$286,816	$179,853
Costs and expenses	297,543	253,862	166,278
Depreciation expense.	4,896	4,533	3,640
Amortization expense.	899	968	5,037
Interest expense, net	5,974	6,208	4,767
Other (income)	—	—	(67)
Income tax expense	705	645	—

Net income	$20,058	$20,600	$198

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

19.	NEW VALLEY EXCHANGE OFFER

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

New Valley LLC is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties. (See Note 18.)

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

	2005	2004
Pro forma total net revenues	$478,427	$498,860
Pro forma net income from continuing operations	$42,915	$12,387

Pro forma income before extraordinary item	$51,436	$19,534
Pro forma net income	$51,436	$19,534
Pro forma basic weighted average shares outstanding	49,273,226	48,518,322
Pro forma income from continuing operations per basic common share	$0.87	$0.25
Pro forma income before extraordinary item per basic common share	$1.04	$0.40
Pro forma net income per basic common share	$1.04	$0.40
Pro forma diluted weighted average shares outstanding.	51,437,339	50,427,487
Pro forma income from continuing operations per diluted common share	$0.83	$0.25
Pro forma income before extraordinary item per diluted common share	$1.00	$0.39
Pro forma net income per diluted common share	$1.00	$0.39
The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the New Valley acquisition had been completed at the beginning of each period. In addition, the pro forma information above does not attempt to project the Company’s future results of operations.

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

As of
December 9, 2005
Tangible assets acquired:
Current assets	$106,526
Long-term investments	14,982
Investments in non-consolidated real estate businesses	71,508
Deferred income taxes	70,810
Other assets	3,972

Total tangible assets acquired	267,798

Adjustment to reflect Vector’s stock ownership of New Valley prior to the offer and subsequent merger	(115,210)
Liabilities assumed	(14,123)
Deferred tax liability related to acquired long-term investments and non-consolidated real estate businesses	(10,134)

Total assets acquired in excess of liabilities assumed	128,331

Reduction of non-current assets	(14,665)
Unallocated goodwill	(6,766)

Total purchase price	$106,900

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

20.	DISCONTINUED OPERATIONS

Real Estate Leasing. As discussed in Note 18, in February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the consolidated financial statements of the Company reflect New Valley’s real estate leasing operations as discontinued operations for the three years ended December 31, 2005. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations”. The assets of the discontinued operations have been recorded as “Assets held for sale” in the consolidated balance sheets at December 31, 2004.

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

Financial information for the Company’s continuing operations before taxes and minority interests for the years ended December 31, 2005, 2004 and 2003 follows:

			Vector		Real		Corporate
	Liggett		Tobacco		Estate		and Other	Total

2005
Revenues	$468,652		$9,775		$—		$—	$478,427
Operating income (loss)	143,361	(1)	(14,992	)(1)	—		(39,258)	89,111	(1)
Identifiable assets	267,661		1,091		17,391	(4)	317,409	603,552
Depreciation and amortization	8,201		676		—		2,343	11,220
Capital expenditures	9,664		12		—		619	10,295

2004
Revenues	$484,898		$13,962		$—		$—	$498,860
Operating income (loss)	110,675	(2)	(64,942	)(2)	—		(30,286)	15,447	(2)
Identifiable assets	278,846		5,977		82,087	(4)	169,017	535,927
Depreciation and amortization	7,889		1,679		—		2,255	11,823
Capital expenditures	4,132		125		—		37	4,294

2003
Revenues	$503,231		$26,154		$—		$—	$529,385
Operating income (loss)	119,749		(92,825	)(3)	—		(26,434)	490	(3)
Identifiable assets	304,155		76,718		74,594	(4)	172,745	628,212
Depreciation and amortization	7,106		4,927		—		2,695	14,728
Capital expenditures	5,644		2,296		—		954	8,894

(1)	Includes a special federal quota stock liquidation assessment under the federal tobacco buyout legislation of $5,219 in 2005 ($5,150 at Liggett and $69 at Vector Tobacco), a gain on sale of assets at Liggett of $12,748 and a reversal of restructuring charges of $114 at Liggett and $13 at Vector Tobacco in 2005.

(2)	Includes restructuring and impairment charges of $11,075 at Liggett and $2,624 at Vector Tobacco and a $37,000 inventory charge at Vector Tobacco.

(3)	Includes restructuring and impairment charges of $21,300 in 2003.

(4)	Identifiable assets in the real estate segment of $0, $54,927 and $55,876 in 2005, 2004 and 2003, respectively, relate to discontinued operations.

22.	QUARTERLY FINANCIAL RESULTS (UNAUDITED AS RESTATED)

Unaudited quarterly data for the year ended December 31, 2005 and 2004 are as follows:

	December 31,	September 30,	June 30,	March 31,
	2005(1), (3)	2005(3)	2005(3)	2005(3)
Revenues	$136,176	$124,965	$113,113	$104,173
Operating income	26,125	19,976	24,362	18,648
Income from continuing operations	11,999	10,045	11,348	9,193
Income from discontinued operations	—	—	—	3,034
Income from extraordinary item	6,766	—	—	—
Net income applicable to common shares	$18,765	$10,045	$11,348	$12,227

Per basic common share(2):

Income from continuing operations	$0.27	$0.23	$0.26	$0.21

Income from discontinued operations	$—	$—	$—	$0.07

Income from extraordinary item	$0.15	$—	$—	$—

Net income applicable to common shares	$0.42	$0.23	$0.26	$0.28

Per diluted common share(2):

Income from continuing operations	$0.24	$0.22	$0.25	$0.20

Income from discontinued operations	$—	$—	$—	$0.07

Income from extraordinary item	$0.14	$—	$—	$—

Net income applicable to common shares	$0.38	$0.22	$0.25	$0.27

(1)	Fourth quarter 2005 income from continuing operations included a $12,748 gain on the sale of Liggett’s excess Durham real estate, a $860 charge in connection with the settlement of shareholder litigation relating to the New Valley acquisition, reserves for uncollectibility of $2,750 established against advances by New Valley, a $2,000 charge related to Liggett’s state settlement agreements and a $127 gain from the reversal of amounts previously accrued as restructuring charges. In the fourth quarter 2005, the Company recognized extraordinary income of $6,860 in connection with unallocated goodwill associated with the New Valley acquisition.

(2)	Per share computations include the impact of a 5% stock dividend paid on September 29, 2005. Quarterly basic and diluted net income (loss) per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

(3)	Amounts previously reported have been restated to correct an error in the computation of the debt discount amortization created by the embedded derivative and the beneficial conversion feature associated with the Company’s 5% variable interest senior convertible notes due 2011 issued in the fourth quarter of 2004 and the first half of 2005. The restatement adjustments affected the Company’s previously reported interest expense, the related income tax effect, and extraordinary items, as well as the Company’s previously reported other assets, long-term debt, additional paid-in capital and accumulated deficit balances. The effects of the restatement are reflected in the Company’s consolidated financial statements and accompanying notes included herein. See Note 2 — Restatement of Financial Results and Note 23 — Restated Financial Information.

	December 31,	September 30,	June 30,	March 31,
	2004(1), (3)	2004	2004	2004
Revenues	$127,991	$124,251	$120,045	$126,573
Operating income (loss)	11,790	16,715	(25,899)	12,841
Income (loss) from continuing operations	9,050	7,954	(17,035)	4,493
Income from discontinued operations	2,310	112	133	134
Net income (loss) applicable to common shares	$11,360	$8,066	$(16,902)	$4,627

Per basic common share(2):

Income (loss) from continuing operations	$0.21	$0.18	$(0.39)	$0.10

Income from discontinued operations	$0.05	$—	$—	$0.01

Net income (loss) applicable to Common shares	$0.26	$0.18	$(0.39)	$0.11

Per diluted common share(2):

Income (loss) from continuing operations	$0.20	$0.17	$(0.39)	$0.10

Income from discontinued operations	$0.05	$—	$—	$—

Net income (loss) applicable to common shares	$0.25	$0.17	$(0.39)	$0.10

(1)	Fourth quarter 2004 income from continuing operations included $6,155 restructuring charge related to Liggett Vector Brands, $4,177 charge (net of minority interests) for settlement of shareholder derivative suit and $4,694 loss on extinguishment of debt related to retirement of VGR Holding’s senior secured notes. Fourth quarter 2004 income from discontinued operations included a $2,231 gain (net of minority interests of $2,478 and income taxes of $5,272) from the reversal of tax and bankruptcy accruals previously established by New Valley following resolution of these matters.

(2)	Per share computations include the impact of 5% stock dividends paid on September 29, 2004 and September 29, 2005. Quarterly basic and diluted net income (loss) per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

(3)	Amounts previously reported have been restated to correct an error in the computation of the debt discount amortization created by the embedded derivative and the beneficial conversion feature associated with the Company’s 5% variable interest senior convertible notes due 2011 issued in the fourth quarter of 2004 and the first half of 2005. The restatement adjustments affected the Company’s previously reported interest expense, the related income tax effect, and extraordinary items, as well as the Company’s previously reported other assets, long-term debt, additional paid-in capital and accumulated deficit balances. The effects of the restatement are reflected in the Company’s consolidated financial statements and accompanying notes included herein. See Note 2 — Restatement of Financial Results and Note 23 — Restated Financial Information.

23.	RESTATED FINANCIAL INFORMATION

The following tables set forth the effects of the restatement as described in Note 2 of the Company’s consolidated balance sheets as of December 31, 2005 and December 31, 2004 and the Company’s statements of operations for the years ended December 31, 2005 and 2004, respectively. There was no change to each subtotal (operating, investing and financing) in the Company’s consolidated statements of cash flows as a result of the restatement. (See Note 2 — Restatement of Financial Results.)
Consolidated Balance Sheets

	As of December 31, 2005		As of December 31, 2004
	As		As
	Previously		Previously
ASSETS:	Reported	Restated	Reported	Restated
Current assets:
Cash and cash equivalents	$181,059	$181,059	$110,004	$110,004
Investment securities available for sale.	18,507	18,507	14,927	14,927
Accounts receivable — trade	12,714	12,714	2,464	2,464
Inventories	70,395	70,395	78,941	78,941
Deferred income taxes	26,179	26,179	22,695	22,695
Assets held for sale	—	—	—	—
Other current assets	10,245	10,245	13,093	13,093

Total current assets	319,099	319,099	242,124	242,124

Property, plant and equipment, net	62,523	62,523	65,357	65,357
Assets held for sale, net	—	—	54,077	54,077
Long-term investments, net	7,828	7,828	2,410	2,410
Investments in non-consolidated real estate businesses	17,391	17,391	27,160	27,160
Restricted assets	5,065	6,743	4,374	4,374
Deferred income taxes	69,988	69,988	18,119	18,119
Intangible asset	107,511	107,511	107,511	107,511
Other assets	13,725	12,469	14,763	14,795

Total assets	$603,130	$603,552	$535,895	$535,927

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Current portion of notes payable and long-term debt	$9,313	$9,313	$6,043	$6,043
Accounts payable	15,394	15,394	10,549	10,549
Accrued promotional expenses	18,317	18,317	17,579	17,579
Accrued taxes payable, net	32,392	32,392	28,859	28,859
Settlement accruals	22,505	22,505	28,200	28,200
Deferred income taxes	3,891	3,891	4,175	4,175
Accrued interest	5,770	5,770	4,931	4,931
Other accrued liabilities	20,518	20,518	19,499	19,499

Total current liabilities	128,100	128,100	119,835	119,835

Notes payable, long-term debt and other obligations, less current portion	243,590	238,242	254,603	254,114
Fair value of derivatives embedded within convertible debt	39,371	39,371	25,686	25,686
Non-current employee benefits	17,235	17,235	15,727	15,727
Deferred income taxes	143,544	145,892	151,034	151,219
Other liabilities	5,646	5,646	5,134	5,134
Minority interests	—	—	53,429	53,429

Commitments and contingencies	—	—	—	—

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	4,985	4,985	4,177	4,177
Additional paid-in capital	133,529	133,325	56,631	56,631
Unearned compensation	(11,681)	(11,681)	(656)	(656)
Accumulated deficit	(74,259)	(70,633)	(123,144)	(122,808)
Accumulated other comprehensive loss	(10,610)	(10,610)	(10,409)	(10,409)
Less: Treasury stock, at cost	(16,320)	(16,320)	(16,152)	(16,152)

Total stockholders’ equity	25,644	29,066	(89,553)	(89,217)

Total liabilities and stockholders’ equity	$603,130	$603,552	$535,895	$535,927

Consolidated Statements of Operations

	Year Ended		Year Ended
	December 31, 2005		December 31, 2004
	As Previously		As Previously
	Reported	Restated	Reported	Restated
Revenues*	$478,427	$478,427	$498,860	$498,860

Expenses:
Cost of goods sold (including inventory impairment of $37,000 in 2004)*	285,393	285,393	325,663	325,663
Operating, selling, administrative and general expenses	114,048	114,048	144,051	144,051
Gain on sale of assets	(12,748)	(12,748)	—	—
Provision for loss on uncollectible receivable	2,750	2,750	—	—
Restructuring and impairment charges	(127)	(127)	13,699	13,699

Operating income	89,111	89,111	15,447	15,447

Other income (expenses):
Interest and dividend income	5,610	5,610	2,563	2,563
Interest expense	(35,062)	(29,813)	(24,665)	(24,144)
Gain (loss) on extinguishment of debt	3,083	3,083	(412)	(412)
Gain on investments, net	—	—	(5,333)	(5,333)
Gain on sale of assets	1,426	1,426	8,664	8,664
Gain from conversion of LTS notes	9,461	9,461	—	—
Equity in loss on operations of LTS	(299)	(299)	—	—
Equity income from non-consolidated real estate Businesses	7,543	7,543	9,782	9,782
Other, net	(354)	(354)	60	60

Income from continuing operations before provision (benefit) for income taxes and minority interests	80,519	85,768	6,106	6,627
Income tax expense (benefit)	39,349	41,214	(7,047)	(6,862)
Minority interests	(1,969)	(1,969)	(9,027)	(9,027)

Income from continuing operations	$39,201	$42,585	$4,126	$4,462

Discontinued operations:
Income from discontinued operations, net of minority interests and taxes	82	82	458	458
Gain on disposal of discontinued operations, net of minority interests and taxes	2,952	2,952	2,231	2,231

Income from discontinued operations	3,034	3,034	2,689	2,689

Income before extraordinary item	42,235	45,619	6,815	7,151

Extraordinary item, unallocated goodwill	6,860	6,766	—	—

Net income	$49,095	$52,385	$6,815	$7,151

Per basic common share:

Income from continuing operations	$0.89	$0.96	$0.10	$0.10

Income from discontinued operations	$0.07	$0.07	$0.06	$0.06

Income from extraordinary item	$0.15	$0.15	$—	$—

Net income applicable to common shares	$1.11	$1.18	$0.16	$0.16

Per diluted common share:

Income from continuing operations	$0.84	$0.91	$0.09	$0.10

Income from discontinued operations	$0.07	$0.06	$0.06	$0.06

Income from extraordinary item	$0.15	$0.14	$—	$—

Net income applicable to common shares	$1.06	$1.11	$0.15	$0.16

*	Revenues and cost of goods sold include excise taxes of $161,753 and $175,674 for the years ended December 31, 2005 and 2004, respectively.

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