Form 10-K
period 2006-12-31
VECTOR GROUP LTD
filed 2007-03-16
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2006

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
None
      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes     ☒ No
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer       ☒ Accelerated filer      ☐ Non-accelerated filer
      Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No
      The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2006 was approximately $580 million.
      At March 14, 2007, Vector Group Ltd. had 57,068,168 shares of common stock outstanding.
Documents Incorporated by Reference:
      Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

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
Strategy
      Our strategy is to maximize shareholder value by increasing the profitability of our subsidiaries in the following ways:

Liggett

•	Capitalize upon Liggett’s cost advantage in the U.S. cigarette market due to the favorable treatment that it receives under settlement agreements with the state attorneys general and the Master Settlement Agreement,

•	Focus marketing and selling efforts on the discount segment, continue to build volume and margin in core discount brands (LIGGETT SELECT, GRAND PRIX and EVE) and utilize core brand equity to selectively build distribution,

•	Continue product development to provide the best quality products relative to other discount products in the marketplace,

•	Increase efficiency by developing and adopting an organizational structure to maximize profit potential,

•	Selectively expand the portfolio of private and control label partner brands utilizing a pricing strategy that offers long-term list price stability for customers,

•	Identify, develop and launch relevant new brands to the market in the future, and

•	Pursue strategic acquisitions of smaller tobacco manufacturers.

Vector Tobacco

•	Take a measured approach to developing low nicotine and nicotine-free cigarettes, and

•	Continue to conduct appropriate studies relating to the development of cigarettes that materially reduce risk to smokers.

New Valley

•	Continue to grow Douglas Elliman operations by utilizing its strong brand name recognition and pursuing strategic and financial opportunities,

•	Continue to leverage our expertise as direct investors by actively pursuing real estate investments in the United States and abroad which we believe will generate above-market returns,

•	Acquire operating companies through mergers, asset purchases, stock acquisitions or other means, and

•	Invest New Valley’s excess funds opportunistically in situations that we believe can maximize shareholder value.
Liggett Group LLC
      General. Liggett is the operating successor to Liggett & Myers Tobacco Company, which was founded in 1873. Liggett is currently the fifth largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett’s manufacturing facilities are located in Mebane, North Carolina.
      Liggett manufactures and sells cigarettes in the United States. According to data from Management Science Associates, Inc., Liggett’s domestic shipments of approximately 8.9 billion cigarettes during 2006 accounted for 2.4% of the total cigarettes shipped in the United States during such year. This market share percentage represents an increase of 0.2% from 2005 and an increase of 0.1% from 2004. Historically, Liggett produced premium cigarettes as well as discount cigarettes (which include among others, control label, private label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. In recent years, the discounting of premium cigarettes has become far more significant in the marketplace. This has led to some brands that were traditionally considered premium brands to become more appropriately categorized as branded discount, following list price reductions. Liggett’s EVE brand would fall into that category. All of Liggett’s unit sales volume in 2006 and 2005 and substantially all of Liggett’s unit sales in 2004 were in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade.
      Liggett produces cigarettes in approximately 220 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	LIGGETT SELECT — the third largest brand in the deep discount category,

•	GRAND PRIX — a rapidly growing brand in the deep discount segment,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category,

•	PYRAMID — the industry’s first deep discount product with a brand identity, and

•	USA and various Partner Brands and private label brands.
      In 1980, Liggett was the first major domestic cigarette manufacturer to successfully introduce discount cigarettes as an alternative to premium cigarettes. In 1989, Liggett established a new price point within the discount market segment by introducing PYRAMID, a branded discount product which, at that time, sold for less than most other discount cigarettes. In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett’s family of brands, comprising 37.5% of Liggett’s unit volume in 2006, 44.6% in 2005 and 55.8% in 2004. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX is marketed as the “lowest price fighter” to specifically compete with brands which are priced at the lowest level of the deep discount segment. According to the data of Management Science Associates, Liggett held a share of approximately 8.7% of the overall discount market segment for 2006 compared to 7.5% for 2005 and 7.4% for 2004.
      In March 2005, Liggett Vector Brands announced an agreement with Circle K Stores, Inc., which operates over 2,200 convenience stores in the United States under the Circle K and Mac’s names, to supply MONTEGO, a deep discount brand, exclusively for the Circle K and Mac’s stores. The MONTEGO brand was the first to be offered under Liggett Vector Brands’ new “Partner Brands” program which offers customers quality product with long-term price stability. In November 2005, Liggett Vector Brands announced an agreement with Sunoco Inc., which operates over 800 Sunoco APlus branded convenience stores in the United States, to manufacture SILVER EAGLE. SILVER EAGLE, a deep discount brand, is exclusive to Sunoco and is the second brand to be offered under Liggett Vector Brands’ “Partner Brands” program. In April 2006, Liggett Vector Brands commenced shipments of BRONSON cigarettes as part of a multi-year “Partner Brands” agreement with QuikTrip, a convenience store chain with over 470 stores headquartered in Tulsa, Oklahoma.
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
      Under the Master Settlement Agreement reached in November 1998 with 46 states and various territories, the three largest cigarette manufacturers must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market. Additionally, as a result of the Medallion acquisition, Vector Tobacco likewise has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. cigarette market. We believe that Liggett has gained a sustainable cost advantage over its competitors as a result of the settlement.
      In November 1999, Liggett acquired an industrial facility in Mebane, North Carolina. Liggett completed the relocation of its tobacco manufacturing operations from its old plant in Durham, North Carolina to the Mebane facility in October 2000. Since January 1, 2004, all of Vector Tobacco’s cigarette brands have been produced under contract at Liggett’s Mebane facility.
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
      Sales, Marketing and Distribution. Liggett’s products are distributed from a central distribution center in Mebane to 18 public warehouses located throughout the United States. These warehouses serve as local distribution centers for Liggett’s customers. Liggett’s products are transported from the central distribution center to the public warehouses by third-party trucking companies to meet pre-existing contractual obligations to its customers.
      Liggett’s customers are primarily tobacco and candy distributors, the military, warehouse club chains, and large grocery, drug and convenience store chains. Liggett offers its customers prompt payment discounts, traditional rebates and promotional incentives. Customers typically pay for purchased goods within two weeks following delivery from Liggett, and approximately 90% of customers pay more rapidly through electronic funds transfer arrangements. Liggett’s largest single customer, Speedway SuperAmerica LLC, accounted for approximately 10.8% of its revenues in 2006, 11.9% of its revenues in 2005 and 13.8% of its revenues in 2004. Sales to this customer were primarily in the private label discount segment. Liggett’s contract with this customer currently extends through March 31, 2009.
      During 2002, the sales and marketing functions, along with certain support functions, of our Liggett and Vector Tobacco subsidiaries were combined into a new entity, Liggett Vector Brands. This company coordinates and executes the sales and marketing efforts for all of our tobacco operations.
      In April 2004, we eliminated a number of positions in our tobacco operations and subleased excess office space. In October 2004, we announced a plan to restructure the operations of Liggett Vector Brands. Liggett Vector Brands has realigned its sales force and adjusted its business model to more efficiently serve its chain and independent accounts nationwide. In connection with the restructuring, we eliminated approximately 330 full-time positions and 135 part-time positions in December 2004.
      Trademarks. All of the major trademarks used by Liggett are federally registered or are in the process of being registered in the United States and other markets. Trademark registrations typically have a duration of ten years and can be renewed at Liggett’s option prior to their expiration date. In view of the significance of cigarette brand awareness among consumers, management believes that the protection afforded by these trademarks is material to the conduct of its business. Liggett owns all of its domestic trademarks except for the JADE trademark, which is licensed on a long-term exclusive basis from a third-party for use in connection with cigarettes.
      Manufacturing. Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products may vary between premium and discount products. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett’s cigarettes, have historically been 30% to 35% less expensive than comparable domestic tobaccos. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 2006, virtually all of Liggett’s commitments were for the purchase of foreign tobacco.
      Liggett’s cigarette manufacturing facility was designed for the execution of short production runs in a cost-effective manner, which enable Liggett to manufacture and market a wide variety of cigarette brand styles. Liggett produces cigarettes in approximately 220 different brand styles as well as private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores.

      Liggett’s facility currently produces approximately 9.0 billion cigarettes per year, but maintains the capacity to produce approximately 16.0 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce its cigarettes at Liggett’s manufacturing facility in Mebane.
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
      In the cigarette business, Liggett competes on a dual front. The three major manufacturers compete among themselves for premium brand market share, and compete with Liggett and others for discount market share, on the basis of brand loyalty, advertising and promotional activities, and trade rebates and incentives. These three competitors all have substantially greater financial resources than Liggett and most of their brands have greater sales and consumer recognition than Liggett’s products. Liggett’s discount brands must also compete in the marketplace with the smaller manufacturers’ and importers’ deep discount brands.
      According to Management Science Associates’ data, the unit sales of Philip Morris, Reynolds American and Lorillard accounted in the aggregate for approximately 86.8% of the domestic cigarette market in 2006. Liggett’s domestic shipments of approximately 8.9 billion cigarettes during 2006 accounted for 2.4% of the approximately 373 billion cigarettes shipped in the United States, compared to 8.2 billion cigarettes in 2005 (2.2%) and 9 billion cigarettes (2.3%) during 2004.
      Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 2.4% (9.2 billion units) in 2006. Liggett’s management believes that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as federal and state excise tax increases and settlement-related expenses which have contributed to higher cigarette prices in recent years.
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
      In July 2004, RJR Tobacco and Brown & Williamson, the second and third largest cigarette manufacturers, completed the combination of their United States tobacco businesses to create Reynolds American. This transaction has further consolidated the dominance of the domestic cigarette market by Philip Morris and the newly created Reynolds American, which had a combined market share of approximately 77.1% at December 31, 2006. This concentration of United States market share could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on their sales volume, operating income and cash flows.
      Acquisition of Medallion. In April 2002, a subsidiary of ours acquired the stock of The Medallion Company, Inc., and related assets from Gary L. Hall, Medallion’s principal stockholder. The total purchase price consisted of $50 million in cash and $60 million in notes, with the notes guaranteed by us and Liggett. The remaining $35 million of notes mature on April 1, 2007. Medallion is a discount cigarette manufacturer selling product in the deep discount category, primarily under the USA brand name. Medallion is a participating manufacturer under the Master Settlement Agreement. Medallion has no payment obligations under the Master Settlement Agreement unless its market share exceeds approximately 0.28% of total cigarettes sold in the United States (approximately 1.0 billion cigarettes in 2006).
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
      Upon the closing of the exercise of the Class A option and the distribution of the loan proceeds on May 24, 1999, Philip Morris obtained control of Trademarks, and we recognized a pre-tax gain of $294.1 million in our consolidated financial statements and established a deferred tax liability of $103.1 million relating to the gain. As discussed in Note 10 to our consolidated financial statements, in July 2006, we entered into a settlement with the Internal Revenue Service with respect to the Philip Morris brand transaction.
Vector Tobacco Inc.
      Vector Tobacco, a wholly-owned subsidiary of VGR Holding, is engaged in the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the development of reduced risk cigarette products.
      QUEST. In January 2003, Vector Tobacco introduced QUEST, its brand of low nicotine and nicotine-free cigarette products. QUEST is designed for adult smokers who are interested in reducing their levels of nicotine intake and is currently available in both menthol and non-menthol styles. Each QUEST style (regular and menthol) offers three different packagings, with decreasing amounts of nicotine — QUEST 1, 2 and 3. QUEST 1, the low nicotine variety, contains 0.6 milligrams of nicotine. QUEST 2, the extra-low nicotine variety, contains 0.3 milligrams of nicotine. QUEST 3, the nicotine-free variety, contains only trace levels of nicotine — no more than 0.05 milligrams of nicotine per cigarette. QUEST cigarettes utilize proprietary processes and materials that enable the production of cigarettes with nicotine-free tobacco that tastes and smokes like tobacco in conventional cigarettes. All six QUEST varieties are being sold in box style packs and are priced comparably to other premium brands.
      QUEST is primarily available in New York, New Jersey, Pennsylvania, Ohio, Indiana, Illinois, Michigan and Arizona. These eight states account for approximately 28% of all cigarette sales in the United States. The brand is supported by point-of-purchase awareness campaigns. Vector Tobacco has established a website, www.questcigs.com, to provide adult smokers with additional information about QUEST.
      During the second quarter of 2004, we recognized a non-cash charge of $37 million to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. In the fourth quarter of 2006, we recognized a non-cash charge of $890,000 to adjust the carrying value of the remaining excess inventory.
      QUEST brand cigarettes are currently marketed to permit adult smokers, who wish to continue smoking, to gradually reduce their intake of nicotine. The products are not labeled or advertised for smoking cessation and Vector Tobacco makes no claims that QUEST is safer than other cigarette products.
      In October 2003, we announced that Jed E. Rose, Ph.D., Director of Duke University Medical Center’s Nicotine Research Program and co-inventor of the nicotine patch, had conducted a study at Duke University Medical Center to provide preliminary evaluation of the use of the QUEST technology as a smoking cessation aid. In the preliminary study on QUEST, 33% of QUEST 3 smokers were able to achieve four-week continuous abstinence. In March 2006, Vector Tobacco concluded a randomized, multi-center phase II clinical trial to further evaluate QUEST technology as an effective alternative to conventional smoking cessation aids. In July 2006, we participated in an end-of-phase II meeting with the Food and Drug Administration (“FDA”) where we received significant guidance and feedback from the agency with regard to further development of the QUEST technology.
      In November 2006, our Board of Directors determined to discontinue the genetics operation of our subsidiary, Vector Research Ltd., and not to pursue, at this time, FDA approval of QUEST as a smoking cessation aid, due to the projected significant additional time and expense involved in seeking such approval. In connection with this decision, we eliminated 12 full-time positions effective December 31, 2006. In addition, we terminated certain license agreements associated with the genetics operation. Notwithstanding the foregoing, Vector Tobacco is continuing its dialogue with the FDA with respect to the prospects for phase III trials. Vector Tobacco will continue to evaluate whether to proceed with phase III trials.
      As a result of these actions, we currently expect to realize annual cost savings in excess of $4 million beginning in 2007. We recognized pre-tax restructuring and inventory impairment charges of approximately $2.66 million during the fourth quarter of 2006. The restructuring charges include $484,000 relating to employee severance and benefit costs, $338,000 for contract termination and other associated costs, approximately $954,000 for asset impairment and $890,000 in inventory write-offs. Approximately $1.84 million of these charges represent non-cash items.
      Through December 31, 2006, the nicotine-free tobacco in QUEST cigarettes was produced by genetically modifying nicotine-producing tobacco plants, using technology encompassed by the now terminated license agreements. Vector Tobacco is utilizing alternative methods to create reduced nicotine cigarettes. Management believes that, based on testing at Vector Tobacco’s research facility, the QUEST 3 product will contain trace levels of nicotine that have no discernible physiological impact on the smoker, and that, consistent with other products bearing “free” claims, QUEST 3 may be labeled as “nicotine-free” with an appropriate disclosure of the trace levels. The QUEST 3 product is similarly referred to in this report as “nicotine-free”.
      Manufacturing and Marketing. The QUEST brands are priced as premium cigarettes and are marketed by the sales representatives of Liggett Vector Brands, which coordinates and executes the sales and marketing efforts for all our tobacco operations. In the fourth quarter of 2002, Vector Tobacco began production of QUEST at a facility it had purchased in Timberlake, North Carolina, and converted into a modern cigarette manufacturing plant. In October 2003, we announced that we would close Vector Tobacco’s Timberlake facility in order to reduce excess cigarette production capacity and improve operating efficiencies company-wide. Since January 1, 2004, Liggett has manufactured all of Vector Tobacco’s cigarette brands under contract at its Mebane, North Carolina manufacturing facility.
      As a result of these actions, we recognized pre-tax restructuring and impairment charges of $21.3 million in 2003, and additional charges of $400,000 were recognized in 2004. Approximately $2.2 million relate to employee severance and benefit costs, $700,000 to contract termination and exit and moving costs, and $18.8 million to non-cash asset impairment charges. Machinery and equipment to be disposed of was reduced to fair value less costs to sell during 2003.
      In July 2004, a wholly-owned subsidiary of Vector Tobacco completed the sale of the Timberlake, North Carolina manufacturing facility along with all equipment to an affiliate of the Flue-Cured Tobacco Cooperative Stabilization Corporation for $25.8 million. In connection with the closing, the subsidiary of Vector Tobacco entered into a consulting agreement to provide certain services to the buyer for $400,000, all of which was recognized by the Company in 2004. Approximately $5.2 million of the proceeds from the sale were used at closing to retire debt secured by the Timberlake property.
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
      Liggett Vector Brands, as part of the continuing effort to adjust the cost structure of our tobacco business and improve operating efficiency, eliminated 83 positions during April 2004, subleased its New York office space in July 2004 and relocated several employees. As a result of these actions, we recognized additional pre-tax restructuring charges of $2.7 million in 2004, including $800,000 relating to employee severance and benefit costs and $1.9 million for contract termination and other associated costs. Approximately $503,000 of these charges represent non-cash items.
      Annual cost savings related to the Timberlake restructuring and impairment charges and the actions taken at Liggett Vector Brands in the first half of 2004 were estimated to be at least $23 million beginning in 2004. Management believes that the anticipated annual cost savings have been achieved beginning in 2004.
      In October 2004, we announced an additional plan to restructure the operations of Liggett Vector Brands, our sales, marketing and distribution agent for our Liggett and Vector Tobacco subsidiaries. Liggett Vector Brands has realigned its sales force and adjusted its business model to more efficiently serve its chain and independent accounts nationwide. In connection with the restructuring, we eliminated approximately 330 full-time positions and 135 part-time positions in December 2004.
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
      Expenditures by Vector Tobacco for research and development activities were $6.7 million in 2006, $9.0 million in 2005 and $8.1 million in 2004.
      Competition. Vector Tobacco’s competitors generally have substantially greater resources than it, including financial, marketing and personnel resources. Other major tobacco companies have stated that they are working on reduced risk cigarette products and have made publicly available at this time only limited additional information concerning their activities. Philip Morris has announced that it is developing products that potentially reduce smokers’ exposure to harmful compounds in cigarette smoke and have been pursuing patents for its technology. RJR Tobacco has disclosed that a primary focus for its research and development activity is the development of potentially reduced exposure products, which may ultimately be recognized as products that present reduced risks to health. RJR Tobacco has stated that it continues to sell in limited distribution throughout the country a brand of cigarettes that primarily heats rather than burns tobacco, which it claims reduces the toxicity of its smoke. There is a substantial likelihood that other companies will continue to introduce new products that are designed to compete directly with the low nicotine, nicotine-free and reduced risk products that Vector Tobacco currently markets or may develop.
      Intellectual Property. Vector Tobacco has patents and pending patent applications that encompass the reduction or elimination of nicotine and carcinogens in tobacco and the use of this tobacco to prepare reduced carcinogen tobacco products and smoking cessation kits. Vector Tobacco has patents and pending patent applications that encompass the use of palladium and other compounds to reduce the presence of carcinogens and other toxins.
      Research relating to the biological basis of tobacco-related disease is being conducted at Vector Tobacco, together with third party collaborators. This research is being directed by Dr. Anthony P. Albino, Vector Tobacco’s Senior Vice President of Public Health Affairs. Vector Tobacco has pending patent applications in the United States directed to technology arising from this research and as this research progresses, it may generate additional intellectual property.

      Risks. Vector Tobacco’s new product initiatives are subject to substantial risks, uncertainties and contingencies which include, without limitation, the challenges inherent in new product development initiatives, the ability to raise capital and manage the growth of its business, recovery of costs of inventory, the need and ability to obtain FDA approval if QUEST is to be marketed as a smoking cessation product, potential disputes concerning Vector Tobacco’s intellectual property, intellectual property of third parties, potential extensive government regulation or prohibition, uncertainty regarding pending legislation providing for FDA regulation of cigarettes, third party allegations that Vector Tobacco products are unlawful or bear deceptive or unsubstantiated product claims, potential delays in obtaining tobacco, other raw materials and any technology needed to produce Vector Tobacco’s products, market acceptance of Vector Tobacco’s products, competition from companies with greater resources and the dependence on key employees. See Item 1A. “Risk Factors”.
Legislation and Regulation
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
      Since 1966, federal law has required that cigarettes manufactured, packaged or imported for sale or distribution in the United States include specific health warnings on their packaging. Since 1972, Liggett and the other cigarette manufacturers have included the federally required warning statements in print advertising and on certain categories of point-of-sale display materials relating to cigarettes. The Federal Cigarette Labeling and Advertising Act (“FCLA Act”) requires that packages of cigarettes distributed in the United States and cigarette advertisements in the United States bear one of the following four warning statements: “SURGEON GENERAL’S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy”; “SURGEON GENERAL’S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health”; “SURGEON GENERAL’S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, And Low Birth Weight”; and “SURGEON GENERAL’S WARNING: Cigarette Smoke Contains Carbon Monoxide”. The law also requires that each person who manufactures, packages or imports cigarettes annually provide to the Secretary of Health and Human Services a list of ingredients added to tobacco in the manufacture of cigarettes. Annual reports to the United States Congress are also required from the Secretary of Health and Human Services as to current information on the health consequences of smoking and from the Federal Trade Commission (“FTC”) on the effectiveness of cigarette labeling and current practices and methods of cigarette advertising and promotion. Both federal agencies are also required annually to make such recommendations as they deem appropriate with regard to further legislation. It is possible that proposed legislation providing for regulation of cigarettes by the FDA, if enacted, could significantly change the warning requirements currently mandated by the FCLA Act. In addition, since 1997, Liggett has included the warning “Smoking is Addictive” on its cigarette packages.
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
      In August 1996, the FDA filed in the Federal Register a Final Rule classifying tobacco as a “drug” or “medical device”, asserting jurisdiction over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rule. In March 2000, the United States Supreme Court ruled that the FDA does not have the power to regulate tobacco. Liggett supported the FDA Rule and began to phase in compliance with certain of the proposed FDA regulations. Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers. Congressional advocates of FDA regulations have introduced legislation that would give the FDA authority to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health, thereby allowing the FDA to reinstate its prior regulations or adopt new or additional regulations. In October 2004, the Senate passed a bill, which did not become law, providing for FDA regulation of tobacco products. A substantially similar bill was reintroduced in Congress in February 2007. The ultimate outcome of these proposals cannot be predicted, but FDA regulation of tobacco products could have a material adverse effect on us.
      In August 1996, Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 2002, the United States Court of Appeals for the First Circuit ruled that the ingredients disclosure provisions violated the constitutional prohibition against unlawful seizure of property by forcing firms to reveal trade secrets. Liggett began voluntarily complying with this legislation in December 1997 by providing ingredient information to the Massachusetts Department of Public Health and, notwithstanding the appellate court’s ruling, has continued to provide ingredient disclosure. Liggett and Vector Tobacco also provide ingredient information annually, as required by law, to the states of Texas and Minnesota. Several other states are considering ingredient disclosure legislation, and the Senate bill providing for FDA regulation also calls for, among other things, ingredient disclosure.
      In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10.14 billion over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Liggett’s and Vector Tobacco’s assessment was $25.3 million in 2005 and $22.6 million in 2006. Management currently estimates that Liggett’s and Vector Tobacco’s assessment will be approximately $22.6 million for the third year of the program which began January 1, 2007. The relative cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, that they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.
      Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. In 2006, eight states enacted increases in excise taxes. Further increases from other states are expected. Congress has considered and is currently considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and various states and other jurisdictions have currently under consideration or pending legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had an adverse effect on sales of cigarettes.
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
      Federal or state regulators may object to Vector Tobacco’s low nicotine and nicotine-free cigarette products and reduced risk cigarette products it may develop as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace or significant changes to advertising. Various concerns regarding Vector Tobacco’s advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has previously engaged in discussions in an effort to resolve these concerns and Vector Tobacco has, in the interim, suspended all print advertising for its QUEST brand. If Vector Tobacco is ultimately unable to advertise its QUEST brand, it could have a material adverse effect on sales of QUEST. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco’s products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco’s business may become subject to extensive domestic and international governmental regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution, advertising and labeling of tobacco products as well as any express or implied health claims associated with reduced risk, low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies such as the FDA, the FTC or the United States Department of Agriculture (“USDA”) may be established. The FTC has expressed interest in the regulation of tobacco products which bear reduced carcinogen claims. Recently, legislation was reintroduced in Congress providing for the regulation of cigarettes by the FDA. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse effect on us.
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

      The cigarette industry continues to be challenged on numerous fronts. The industry is facing increased pressure from anti-smoking groups and continued smoking and health litigation, including private class action litigation and health care cost recovery actions brought by governmental entities and other third parties, the effects of which, at this time, we are unable to evaluate. As of December 31, 2006, there were approximately 135 individual suits (excluding approximately 975 individual smoker cases pending in West Virginia state court as a consolidated action; Liggett has been severed from the trial of the consolidated action), approximately 11 purported class actions or actions where class certification has been sought and approximately nine governmental and other third-party payor health care recovery actions pending in the United States in which Liggett was a named defendant. See Item 3. “Legal Proceedings” and Note 12 to our consolidated financial statements, which contain a description of litigation.
Certain State Settlements and the Master Settlement Agreement
      In March 1996, March 1997 and March 1998, Liggett entered into settlements of tobacco-related litigation with the Attorneys General of 45 states and territories. The settlements released Liggett from all tobacco-related claims within those states and territories, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.
      In November 1998, Philip Morris, Brown & Williamson, R.J. Reynolds and Lorillard (the “Original Participating Manufacturers” or “OPMs”) and Liggett (together with any other tobacco product manufacturer that becomes a signatory, the “Subsequent Participating Manufacturers” or “SPMs”), (the OPMs and SPMs are hereinafter referred to jointly as the “Participating Manufacturers”) entered into the Master Settlement Agreement with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Mariana Islands (collectively, the “Settling States”) to settle the asserted and unasserted health care cost recovery and certain other claims of those Settling States. The Master Settlement Agreement received final judicial approval in each settling jurisdiction.
      The Master Settlement Agreement restricts tobacco product advertising and marketing within the Settling States and otherwise restricts the activities of Participating Manufacturers. Among other things, the Master Settlement Agreement prohibits the targeting of youth in the advertising, promotion or marketing of tobacco products; bans the use of cartoon characters in all tobacco advertising and promotion; limits each Participating Manufacturer to one tobacco brand name sponsorship during any 12-month period; bans all outdoor advertising, with the exception of signs 14 square feet or less, at retail establishments that sell tobacco products; prohibits payments for tobacco product placement in various media; bans gift offers based on the purchase of tobacco products without sufficient proof that the intended recipient is an adult; prohibits Participating Manufacturers from licensing third parties to advertise tobacco brand names in any manner prohibited under the Master Settlement Agreement; and prohibits Participating Manufacturers from using as a tobacco product brand name any nationally recognized non-tobacco brand or trade name or the names of sports teams, entertainment groups or individual celebrities.
      The Master Settlement Agreement also requires Participating Manufacturers to affirm corporate principles to comply with the Master Settlement Agreement and to reduce underage usage of tobacco products and imposes restrictions on lobbying activities conducted on behalf of Participating Manufacturers.
      Liggett has no payment obligations under the Master Settlement Agreement except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the Master Settlement Agreement, except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.3% of the total cigarettes shipped in the United States during 2004, 2.2% during 2005 and 2.4% during 2006. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, would pay on each excess unit an amount equal (on a per-unit basis) to that due by the OPMs for that year, subject to applicable adjustments, offsets and reductions. In April 2004, Liggett and Vector Tobacco paid a total of approximately $50.3 million for their 2003 Master

Settlement Agreement obligations. In April 2005, Liggett and Vector Tobacco paid a total of approximately $21 million for their 2004 Master Settlement Agreement obligations. In April 2006, Liggett and Vector Tobacco paid a total of approximately $10.6 million for their 2005 Master Settlement Agreement obligations. In April 2007, we expect to pay approximately $38.7 million with respect to obligations under the Master Settlement Agreement. Liggett and Vector Tobacco have expensed approximately $34.8 million for their estimated Master Settlement Agreement obligations for 2006 as part of cost of goods sold.
      Under the payment provisions of the Master Settlement Agreement, the Participating Manufacturers are required to pay the following base annual amounts (subject to applicable adjustments, offsets and reductions):

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
      In 2005, the Independent Auditor under the Master Settlement Agreement calculated that Liggett owed approximately $28.7 million in Master Settlement Agreement payments for Liggett’s 2004 sales. In April 2005, Liggett paid approximately $11.7 million and disputed the balance, as permitted by the Master Settlement Agreement. Liggett subsequently paid an additional approximately $9.3 million although Liggett continues to dispute that this amount is owed. This $9.3 million relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” The remaining balance in dispute of $7.7 million, which was withheld from payment, is comprised of approximately $5.3 million claimed for a 2004 NPM Adjustment and $2.4 million relating to the Independent Auditor’s retroactive change from “gross” to “net” units in calculating Master Settlement Agreement payments, which Liggett contends is improper, as discussed below. From its April 2006 payment, Liggett withheld approximately $1.6 million claimed for the 2005 NPM Adjustment and $2.6 million relating to the retroactive change from “gross” to “net” units.
      The following amounts have not been accrued in the accompanying consolidated financial statements as they relate to Liggett’s and Vector Tobacco’s claim for an NPM adjustment: $6.5 million for 2003, $3.8 million for 2004 and $0.8 million for 2005.
      In March 2006, an independent economic consulting firm selected pursuant to the Master Settlement Agreement rendered its final and non-appealable decision that the Master Settlement Agreement was a “significant factor contributing to” the loss of market share of Participating Manufacturers for 2003. In February 2007, this firm rendered the same decision with respect to 2004. As a result, the manufacturers are entitled to potential NPM Adjustments to their 2003 and 2004 Master Settlement Agreement payments. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that state or territory.
      Since April 2006, notwithstanding provisions in the Master Settlement Agreement requiring arbitration, litigation has been commenced in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the Independent Auditor under the Master Settlement Agreement previously determined to be as much as $1.2 billion. To date, 37 of 38 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable. Many of the decisions compelling arbitration have been appealed. The Participating Manufacturers have appealed the decision of the North Dakota court that the dispute is not arbitrable. There can be no assurance that the Participating Manufacturers will receive any adjustment as a result of these proceedings.

      In October 2004, the Independent Auditor notified Liggett and all other Participating Manufacturers that their payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, were going to be recalculated utilizing “net” unit amounts, rather than “gross” unit amounts (which had been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the Master Settlement Agreement of approximately $14.8 million for the periods 2001 through 2006, and require Liggett to pay an additional amount of approximately $3.4 million in 2007 and in future periods by lowering Liggett’s market share exemption under the Master Settlement Agreement.
      Liggett has objected to this retroactive change and has disputed the change in methodology. Liggett contends that the retroactive change from utilizing “gross” unit amounts to “net” unit amounts is impermissible for several reasons, including:

•	utilization of “net” unit amounts is not required by the Master Settlement Agreement (as reflected by, among other things, the utilization of “gross” unit amounts through 2005);

•	such a change is not authorized without the consent of affected parties to the Master Settlement Agreement;

•	the Master Settlement Agreement provides for four-year time limitation periods for revisiting calculations and determinations, which precludes recalculating Liggett’s 1997 Market Share (and thus, Liggett’s market share exemption); and

•	Liggett and others have relied upon the calculations based on “gross” unit amounts since 1998.
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
      In 2003, in order to resolve any potential issues with Minnesota as to Liggett’s settlement obligations, Liggett negotiated a $100,000 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. In December 2004, Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13.5 million. In March 2005, Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. Liggett offered Florida $2.5 million in a lump sum to settle all alleged obligations through December 31, 2006 and $100,000 per year thereafter in any year in which cigarettes manufactured by Liggett are sold in Florida, to resolve all alleged future obligations under the settlement agreement. In November 2004, Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6.5 million. In April 2005, Mississippi reaffirmed its November

2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. No specific monetary demand has been made by Texas. Liggett has met with representatives of Mississippi and Texas to discuss the issues relating to the alleged defaults, although no resolution has been reached.
      Except for $2.0 million accrued for the year ended December 31, 2005 and an additional $500,000 accrued during 2006, in connection with the foregoing matters, no other amounts have been accrued in the accompanying consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect our consolidated financial position, results of operations or cash flows.
      It is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any tobacco-related litigation or as a result of additional federal or state regulation relating to the manufacture, sale, distribution, advertising or labeling of tobacco products.
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
New Valley LLC
      New Valley LLC, a Delaware limited liability company, is engaged in the real estate business and is seeking to acquire additional real estate properties and operating companies. New Valley owns a 50% interest in Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York City metropolitan area. New Valley also holds, through its New Valley Realty Division, a 50% interest in the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii, a 50% interest in the St. Regis Hotel in Washington, D.C. and a 22.22% interest in the Holiday Isle Resort in Islamorada, Florida. In February 2005, New Valley completed the sale of its two commercial office buildings in Princeton, New Jersey.
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
      As a result of the sale of the office buildings in February 2005, New Valley’s real estate leasing operations, which were the primary source of New Valley’s revenues in 2004, have been treated as discontinued operations in the accompanying consolidated financial statements.

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
      We account for our interest in Douglas Elliman Realty on the equity method. We recorded income of $12.7 million in 2006, $11.2 million in 2005 and $11.6 million in 2004 associated with Douglas Elliman Realty. Equity income from Douglas Elliman Realty includes interest earned by New Valley on the subordinated debt, management fees, and, prior to October 1, 2004, our share of the mortgage company’s results from operations.
      Real Estate Brokerage Business. Douglas Elliman Realty is engaged in the real estate brokerage business through its subsidiaries Douglas Elliman and Prudential Douglas Elliman Real Estate. The two brokerage companies have 64 offices with approximately 3,300 real estate agents in the metropolitan New York area. The companies achieved combined sales of approximately $11.7 billion of real estate in 2006, approximately $11.1 billion of real estate in 2005 and approximately $10 billion of real estate in 2004. Douglas Elliman Realty was ranked as the sixth largest residential brokerage company in the United States in 2005 based on closed sales volume by the Real Trends broker survey. Douglas Elliman Realty had revenues of $347.2 million in 2006, $330.0 million in 2005 and $286.8 million in 2004.
      Douglas Elliman was founded in 1911 and has grown to be one of Manhattan’s leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has 17 New York City offices, with approximately 1,550 real estate agents, and had sales volume of approximately $7.2 billion of real estate in 2006, approximately $6.3 billion of real estate in 2005 and approximately $5.9 billion in 2004.

      Prudential Douglas Elliman Real Estate is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island with 47 offices and approximately 1,750 real estate agents. During 2006, Prudential Douglas Elliman Real Estate closed approximately 7,000 transactions, representing sales volume of approximately $4.5 billion of real estate. This compared to approximately 8,250 transactions closed in 2005, representing approximately $4.7 billion of real estate, and approximately 8,000 transactions closed in 2004, representing approximately $4.2 billion in real estate. Prudential Douglas Elliman Real Estate serves approximately 250 communities from Manhattan to Montauk.
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
      In the two brokerage companies’ traditional business of residential real estate sales and marketing, they compete primarily with multi-office independent real estate organizations and, to some extent with franchise real estate organizations, such as Century-21, ERA, RE/ MAX and Coldwell Banker. The companies believe that their major competitors in 2007 will also increasingly include multi-office real estate organizations, such as GMAC Home Services, NRT Inc. (whose affiliates include the New York City-based Corcoran Group) and other privately owned companies. Residential brokerage firms compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, recently to a greater degree, price.
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
      In Preferred Empire’s mortgage business, mortgage loan origination activities are subject to the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. Additionally, there are various state laws affecting Preferred Empire’s mortgage operations, including licensing requirements and substantive limitations on the interest and fees that may be charged. States also have the right to conduct financial and regulatory audits of the loans under their jurisdiction. Preferred Empire is licensed as a mortgage broker in New York, and as a result, Preferred Empire is required to submit annual audited financial statements to the New York Commissioner of Banks and maintain a minimum net worth of $50,000. As of December 31, 2006, Preferred Empire was in compliance with these requirements. Preferred Empire is also licensed as a mortgage broker in Connecticut and New Jersey.
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
      Residential Property Management Business. Douglas Elliman Realty is also engaged in the management of cooperatives, condominiums and apartments though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management and is the New York metropolitan area’s largest manager of rental, co-op and condominium housing according to a survey in the February 2004 issue of The Cooperator. Residential Management Group provides full service third-party fee management for approximately 250 properties, representing approximately 45,000 units in New York City, Nassau County, Northern New Jersey and Westchester County. The company is seeking to continue to expand its property management business in the greater metropolitan New York area in 2007. Among the notable properties currently managed are the Dakota, Museum Tower, Worldwide Plaza, London Terrace and West Village Houses buildings in New York City. Residential Management Group employs approximately 250 people, of whom approximately 150 work at the company’s headquarters and the remainder at remote site offices in the New York metropolitan area.

New Valley Realty Division
      Office Buildings. In December 2002, New Valley purchased two office buildings in Princeton, N.J. for a total purchase price of $54 million. In February 2005, New Valley completed the sale of the office buildings for $71.5 million. The mortgage loan on the property was retired at closing with the proceeds of the sale. As a result of the sale, New Valley’s real estate leasing operations have been treated as discontinued operations in the accompanying consolidated financial statements.
      Hawaiian Hotel. In July 2001, Koa Investors, LLC, an entity owned by New Valley, developer Brickman Associates and other investors, acquired the leasehold interests in the former Kona Surf Hotel in Kailua-Kona, Hawaii in a foreclosure proceeding. New Valley, which holds a 50% interest in Koa Investors, had invested $12.525 million in the project as of December 31, 2006. We account for our investment in Koa Investors under the equity method and recorded income of $867,000 in 2006 and losses of $3.5 million in 2005 and $1.8 million in 2004 associated with the Kona Surf Hotel. The income in 2006 related to the receipt of tax credits in 2006 from the State of Hawaii of $1.192 million offset by equity in the loss of Koa Investors of $325,000. Koa Investors’ losses in 2004 primarily represented losses from operations and management fees. Koa Investors capitalized all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004.
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
      In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82 million at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57 million construction loan and distributed a portion of the proceeds to its members, including $5.5 million to New Valley. As a result of the refinancing, we suspended our recognition of equity losses in Koa Investors to the extent such losses exceed our basis plus any commitment to make additional investments, which totaled $600,000 at the refinancing. In August 2006, New Valley contributed $925,000 to Koa Investors in the form of $600,000 of the required contributions and $325,000 of discretionary contributions. Accordingly, we recognized in 2006 a $325,000 loss from New Valley’s equity investment in Koa Investors. New Valley was not obligated to fund any additional amounts to Koa Investors at December 31, 2006.
      St. Regis Hotel, Washington, D.C. In June 2005, affiliates of New Valley and Brickman Associates formed 16th & K Holdings LLC (“Hotel LLC”), which acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C., for $47 million in August 2005. In connection with the purchase of the hotel, a subsidiary of Hotel LLC entered into agreements to borrow up to $50 million of senior and subordinated debt. New Valley, which holds a 50% interest in Hotel LLC, had invested $12.125 million in the project at December 31, 2006. The St. Regis Hotel was temporarily closed on August 31, 2006 for an extensive renovation. Hotel LLC is capitalizing all costs other than management fees related to the renovation of the property during the renovation phase. We account for our interest in Hotel LLC under the equity method and recorded a loss of $2.147 million for 2006 and $173,000 for 2005.
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
      Holiday Isle. During the fourth quarter of 2005, New Valley advanced a total of $2.75 million to Ceebraid Acquisition Corporation (“Ceebraid”), an entity which entered into an agreement to acquire the Holiday Isle Resort in Islamorada, Florida. In February 2006, Ceebraid filed for Chapter 11 bankruptcy after it was unable to consummate financing arrangements for the acquisition. Although Ceebraid continued to seek to obtain financing for the transaction and to close the acquisition pursuant to the purchase agreement, the Company determined that a reserve for uncollectibility should be established against these advances at December 31, 2005. In April 2006, an affiliate of Ceebraid completed the acquisition of the property for $98 million, and New Valley increased its investment in the project to a total of $5.8 million and indirectly holds an approximate 22.22% equity interest in Ceebraid. New Valley had committed to make additional investments of up to $200,000 in Holiday Isle at December 31, 2006. The investors intend to build on the property the Ocanos Resort, a condominium hotel resort and marina with approximately 150 residential units, to be managed by Obadan Hotels. In connection with the closing of the purchase, an affiliate of Ceebraid borrowed $98 million of mezzanine and senior debt to finance a portion of the purchase price and anticipated development costs. In April 2006, Vector agreed, under certain circumstances, to guarantee up to $2 million of the debt. New Valley accounts for its interest in Holiday Isle under the equity method and recorded a loss of

$2.296 million for 2006 in connection with its investment. Holiday Isle will capitalize all costs other than management fees related to the renovation of the property during the renovation phase.

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
      In 2002, LTS borrowed a total of $5 million from New Valley. The loans, which bore interest at 1% above the prime rate, were due on the earlier of December 31, 2003 or the completion of one or more equity financings where LTS received at least $5 million in total proceeds. In November 2002, New Valley agreed, in connection with a $3.5 million loan to LTS by an affiliate of its clearing broker, to extend the maturity of its notes to December 31, 2006 and to subordinate its notes to the repayment of the loan from the clearing broker. The maturity of the notes has been further extended to March 31, 2007.
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
      In March 2005, New Valley distributed the 19,876,358 shares of LTS common stock it acquired from the conversion of the notes to holders of New Valley common shares through a special dividend. On the same date, we distributed the 10,947,448 shares of LTS common stock that we received from New Valley to the holders of our common stock as a special dividend. Our stockholders of record on March 18, 2005 received approximately 0.23 of a LTS share for each share of ours.
      Following the distribution, New Valley continues to hold the 11,111,111 shares of LTS common stock (approximately 7.2% of the outstanding shares) and the $5 million of LTS’s notes due March 31, 2007. The shares of LTS common stock held by New Valley have been accounted for as investment securities available for sale and are carried at $13.6 million and $5.1 million on our consolidated balance sheets at December 31, 2006 and 2005, respectively.
      In February 2007, LTS entered into a Debt Exchange Agreement with New Valley, the holder of $5 million principal amount of promissory notes due March 31, 2007. Pursuant to the agreement, New Valley has agreed to exchange the principal amount of its notes for shares of LTS common stock at an exchange price of $1.80 per share, representing the average closing price of the LTS common stock for the 30 prior trading days ending on the date of the agreement. The promissory notes will continue to accrue interest through the closing of the debt exchange. The accrued interest on the notes, which was approximately $1.5 million at December 31, 2006, will be paid in cash at or prior to closing.
      The consummation of the debt exchange is subject to approval by LTS shareholders at its annual meeting of shareholders, which LTS anticipates holding during the second quarter of 2007. New Valley and several shareholders of LTS affiliated with New Valley have committed to vote their shares of common stock of LTS at the shareholder meeting on the debt exchange in accordance with the vote of a majority of votes cast at the meeting, excluding the shares held by such parties. Upon closing, the $5 million principal amount of notes will be exchanged for approximately 2,777,778 shares of LTS common stock. As a result, New Valley’s ownership of LTS’s common stock will increase from approximately 7.2% to approximately 8.7%.
      Four of our directors, Howard M. Lorber, Henry C. Beinstein, Robert J. Eide and Jeffrey S. Podell, also serve as directors of LTS. Richard J. Lampen, who along with Mr. Lorber is an executive officer of ours, also serves as a director of LTS and has served as the President and Chief Executive Officer of LTS since September 2006. See Note 14 to our consolidated financial statements.

Long-Term Investments
      As of December 31, 2006, long-term investments consisted primarily of investments in investment partnerships of $43.2 million. New Valley has committed to make an additional investment in one of these investment partnerships of up to $262,000. In the future, we may invest in other investments including limited partnerships, real estate investments, equity securities, debt securities and certificates of deposit depending on risk factors and potential rates of return.
Employees
      At December 31, 2006, we had approximately 430 employees, of whom approximately 252 were employed at Liggett’s Mebane facility, approximately 11 were employed by Vector Tobacco and Vector Research and approximately 137 were employed by Liggett Vector Brands. Approximately 40% of our employees are hourly employees who are represented by unions. We have not experienced any significant work stoppages since 1977, and we believe that relations with our employees and their unions are satisfactory.
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
      We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2006, we and our subsidiaries had total outstanding indebtedness (including embedded derivative liability and beneficial conversion feature related to convertible notes) of $294 million. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We are a holding company and depend on cash payments from our subsidiaries, which are subject to contractual and other restrictions, in order to service our debt and to pay dividends on our common stock.
      We are a holding company and have no operations of our own. We hold our interests in our various businesses through our wholly-owned subsidiaries, VGR Holding and New Valley. In addition to our own cash resources, our ability to pay interest on our convertible debentures and to pay dividends on our common stock depends on the ability of VGR Holding and New Valley to make cash available to us. VGR Holding’s ability to pay dividends to us depends primarily on the ability of Liggett, its wholly-owned subsidiary, to generate cash and make it available to VGR Holding. Liggett’s revolving credit agreement permits Liggett to pay cash dividends to VGR Holding only if Liggett’s borrowing availability exceeds $5 million for the 30 days prior to payment of the dividend and immediately after giving effect to the dividend, and so long as no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including maintaining minimum levels of EBITDA (as defined) if its borrowing availability is below $20 million and not exceeding maximum levels of capital expenditures (as defined).
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
      Liggett is considerably smaller and has fewer resources than its major competitors and, as a result, has a more limited ability to respond to market developments. Management Science Associates data indicate that the three largest cigarette manufacturers controlled approximately 86.8% of the United States cigarette market during 2006. Philip Morris is the largest and most profitable manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had approximately 62.5% of the premium segment and 49.2% of the total domestic market during 2006. During 2006, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 2.4%. Philip Morris and RJR Tobacco (which is now part of Reynolds American), the two largest cigarette manufacturers, have historically, because of their dominant market share, been able to determine cigarette prices for the various pricing tiers within the industry. Market pressures have historically caused the other cigarette manufacturers to bring their prices into line with the levels established by these two major manufacturers.
      In July 2004, RJR Tobacco and Brown & Williamson, the second and third largest cigarette manufacturers, completed the combination of their United States tobacco businesses to create Reynolds American. This transaction has further consolidated the dominance of the domestic cigarette market by Philip Morris and Reynolds American, which had a combined market share of approximately 77.1% at December 31, 2006. This concentration of United States market share could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on their sales volume, operating income and cash flows, which in turn could negatively affect the value of our common stock.
Liggett’s business is highly dependent on the discount cigarette segment.
      Liggett depends more on sales in the discount cigarette segment of the market, relative to the full-price premium segment, than its major competitors. All of Liggett’s unit volume in 2006 and 2005 was generated in the discount segment. The discount segment is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. While the three major manufacturers all compete with Liggett in the discount segment of the market, the strongest competition for market share has recently come from a group of small manufacturers and importers, most of which sell low quality, deep discount cigarettes. While Liggett’s share of the discount market increased to 8.7% in 2006 from 7.5% in 2005 and 7.4% in 2004, Management Science Associates data indicate that the discount market share of these other smaller manufacturers and importers was approximately 36.3% in 2006, 38.0% in 2005 and 39.4% in 2004. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only current market segment could be negatively affected, which in turn could negatively affect the value of our common stock.
Liggett’s market share is susceptible to decline.
      In years prior to 2000, Liggett suffered a substantial decline in unit sales and associated market share. Liggett’s unit sales and market share increased during each of 2000, 2001 and 2002, and its market share increased in 2003 while its unit sales declined. In 2006, Liggett’s unit sales and market share increased compared to 2005 after declines in 2005 and 2004 compared to the prior year. This earlier market share erosion resulted in part from Liggett’s highly leveraged capital structure that existed until December 1998 and its limited ability to match other competitors’ wholesale and retail trade programs, obtain retail shelf space for its products and advertise its brands. The decline in recent years also resulted from adverse developments in the tobacco industry, intense competition and changes in consumer preferences. According to Management Science Associates data, Liggett’s overall domestic market share during 2006 was 2.4% compared to 2.2% during 2005 and 2.3% during 2004. Liggett’s share of the discount segment during 2006 was 8.7%, up from 7.5% in 2005 and 7.4% in 2004. If Liggett’s market share declines, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
The domestic cigarette industry has experienced declining unit sales in recent periods.
      Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with published industry sources estimating that domestic industry-wide shipments decreased by approximately 2.4% during 2006. According to Management Science Associates data, domestic industry-wide shipments decreased by 3.2% in 2005 compared to 2004. We believe that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as federal and state excise tax increases and settlement-related expenses which have contributed to high cigarette price levels in recent years. If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
Litigation will continue to harm the tobacco industry.
      The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2006, there were approximately 135 individual suits (excluding approximately 975 individual smoker cases pending in West Virginia state court as a consolidated action; Liggett has been severed from the trial of the consolidated action), 11 purported class actions and nine governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. It is likely that similar legal actions, proceedings and claims will continue to be filed against Liggett. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pled in these cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any tobacco-related litigation could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
      A civil lawsuit was filed by the United States federal government seeking disgorgement of approximately $289 billion from various cigarette manufacturers, including Liggett. In August 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. The Final Judgment, among other things, ordered the following relief against the non-Liggett defendants: (i) the defendants are enjoined from committing any act of racketeering concerning the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) the defendants are enjoined from making any material false, misleading, or deceptive statement or representation concerning cigarettes that persuades people to purchase cigarettes; (iii) the defendants are permanently enjoined from utilizing “lights”, “low tar”, “ultra lights”, “mild”, or “natural” descriptors, or conveying any other express or implied health messages in connection with the marketing or sale of cigarettes as of January 1, 2007; (iv) the defendants must make corrective statements on their websites, and in television and print media advertisements; (v) the defendants must maintain internet document websites until 2016 with access to smoking and health related documents; (vi) the defendants must disclose all disaggregated marketing data to the government on a confidential basis; (vii) the defendants are not permitted to sell or otherwise transfer any of their cigarette brands, product formulas or businesses to any person or entity for domestic use without a court order, and unless the acquiring person or entity will be bound by the terms of the Final Judgment; and (viii) the defendants must pay the appropriate costs of the government in prosecuting the action, in an amount to be determined by the trial court. It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. While Liggett was excluded from the Final Judgment, to the extent that it leads to a decline in industry-wide shipments of cigarettes in the United States, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
      In one of the other cases pending against Liggett, in 2000, an action against cigarette manufacturers involving approximately 975 named individual plaintiffs was consolidated for trial on some common issues before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. Two purported class actions have been certified in state court in Kansas and New Mexico alleging antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.
      Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging, among other things, that the use of the terms “light” and “ultralight” constitutes unfair and deceptive trade practices. One such suit (Schwab v. Philip Morris), pending in federal court in New York against the cigarette manufacturers, seeks to create a nationwide class of “light” cigarette smokers and includes Liggett as a defendant. The action asserts claims under Racketeer Influenced and Corrupt Organizations Act (“RICO”). The proposed class is seeking as much as $200 billion in damages, which could be trebled under RICO. In November 2005, the court ruled that if the class is certified, the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members. Fluid recovery would permit potential damages to be paid out in ways other than merely giving cash directly to plaintiffs, such as establishing a pool of money that could be used for public purposes. On September 25, 2006, the court granted plaintiffs’ motion for class certification.
      There are currently four individual tobacco-related actions pending where Liggett is the only tobacco company defendant. In April 2004, in one of these cases, a jury in a Florida state court action awarded compensatory damages of $540,000 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752,000. Liggett has appealed both the verdict and the award of legal fees. In March 2005, in another case in Florida state court in which Liggett is the only defendant, the court granted Liggett’s motion for summary judgment. The plaintiff appealed and, in June 2006, a Florida intermediate appellate court reversed the trial court’s decision and remanded the case for further proceedings. Trial has been scheduled in Missouri state court for May 2007 in another case.
Individual tobacco-related cases may increase as a result of the Florida Supreme Court’s ruling in Engle.
      In May 2003, a Florida intermediate appellate court overturned a $790 million punitive damages award against Liggett and decertified the Engle v. R. J. Reynolds Tobacco Co. smoking and health class action. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision. Among other things, the Florida Supreme Court affirmed the decision decertifying the class and the order vacating the punitive damages award, but preserved several of the trial court’s Phase I findings (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) the defendants agreed to misrepresent information relating to the health effects of cigarettes with the intention that the public would rely on this information to its detriment; (vi) all defendants sold or supplied cigarettes that were defective; and (vii) all defendants were negligent) and allowed plaintiffs to proceed to trial on individual liability issues (utilizing the above findings) and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year of the date the court’s decision became final on January 11, 2007. The motions for reconsideration and/or clarification of the decision were denied except that the Florida Supreme Court vacated the determination of a finding as to fraud, misrepresentation and conspiracy to misrepresent. The decision could result in the filing of a large number of individual personal injury cases in Florida which could have a material adverse effect on us.
      In June 2002, the jury in Lukacs v. R.J. Reynolds Tobacco Company, an individual case brought under the third phase of the Engle case, awarded $37.5 million (subsequently reduced by the court to $24.9 million) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The plaintiff has recently moved for the trial court to enter final judgment in this matter and to tax costs and attorneys’ fees. A hearing on the motion occurred on March 15, 2007. Liggett may be required to bond the amount of the judgment against it to perfect its appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
Regulation, legislation and taxation may negatively impact sales of tobacco products and our financial condition.
      In recent years, there have been a number of proposed restrictive regulatory actions from various federal administrative bodies, including the EPA and the FDA. Recently, legislation was reintroduced in Congress providing for regulation of cigarettes by the FDA. The proposal would give the FDA authority to impose product standards relating to, among other things, nicotine yields and smoke constituents. The proposal would also restrict marketing and impose larger warning labels on tobacco products. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry. The industry is also subject to a wide range of laws regarding the marketing, sale, taxation (both federal and state) and use of tobacco products imposed by local, state and federal governments. These developments generally receive widespread media attention. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation. Our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any tobacco-related litigation or enactment of any of the proposed regulations or legislation, which in turn could negatively affect the value of our common stock. The regulation, legislation and taxation of the industry will likely continue to have an adverse effect on the sale of tobacco products.
Liggett may have additional payment obligations under the Master Settlement Agreement and its other settlement agreements with the states.
      In October 2004, the Independent Auditor notified Liggett and all other participating manufacturers that their payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, were going to be recalculated utilizing “net” unit amounts, rather than “gross” unit amounts (which had been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the Master Settlement Agreement of approximately $14.8 million for the periods 2001 through 2006, and require Liggett to pay an additional amount of approximately $3.4 million in 2007 and in future periods by lowering Liggett’s market share exemption under the Master Settlement Agreement. Liggett has objected to this retroactive change and has disputed the change in methodology. No amounts have been accrued in our consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.
      In 2005, the Independent Auditor under the Master Settlement Agreement calculated that Liggett owed $28.7 million for its 2004 sales. In April 2005, Liggett paid $11.7 million and disputed the balance, as permitted by the Master Settlement Agreement. Liggett subsequently paid an additional $9.3 million of the disputed amount although Liggett continues to dispute that this amount is owed. This $9.3 million relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” The remaining balance in dispute of $7.7 million, which was withheld from payment, is comprised of $5.3 million claimed for a 2004 NPM Adjustment and $2.4 million relating to the Independent Auditor’s retroactive change from “gross” to “net” units in calculating Master Settlement Agreement payments, which Liggett contends is improper, as discussed above. From its April 2006 payment, Liggett withheld $1.6 million claimed for the 2005 NPM Adjustment and $2.6 million relating to the retroactive change from “gross” to “net” units. The following amounts have not been accrued in our consolidated financial statements as they relate to Liggett’s claims for NPM Adjustments: $6.5 million for 2003, $3.8 million for 2004 and $0.8 million for 2005.
      In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. In December 2004, Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13.5 million. In March 2005, Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. Liggett offered Florida $2.5 million in a lump sum to settle all alleged obligations through December 31, 2006 and $100,000 per year thereafter in any year in which cigarettes manufactured by Liggett are sold in Florida, to resolve all alleged future obligations under the settlement agreement. There can be no assurance that a settlement will be reached. In November 2004, the State of Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6.5 million. In April 2005, Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. No specific monetary demand has been made by Texas. Liggett has met with representatives of Mississippi and Texas to discuss the issues relating to the alleged defaults, although no resolution has been reached.

      Except for $2.0 million accrued for the year ended December 31, 2005 and an additional $500,000 accrued during the third quarter of 2006, in connection with the foregoing matters, no other amounts have been accrued in our consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will prevail in any of these matters and that Liggett will not be required to make additional material payments, which payments could materially adversely affect our consolidated financial position, results of operations or cash flows and the value of our common stock.
Liggett has significant sales to a single customer.
      During 2006, 10.8% of Liggett’s total revenues and 10.6% of our consolidated revenues were generated by sales to Liggett’s largest customer. Liggett’s contract with this customer currently extends through March 31, 2009. If this customer discontinues its relationship with Liggett or experiences financial difficulties, Liggett’s results of operations could be materially adversely affected.
Liggett may be adversely affected by recent legislation to eliminate the federal tobacco quota system.
      In October 2004, federal legislation was enacted which eliminated the federal tobacco quota system and price support system through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10.1 billion over a ten-year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Liggett’s and Vector Tobacco’s assessment was $25.3 million in 2005 and $22.6 million in 2006. Management currently estimates that Liggett’s and Vector Tobacco’s assessment will be approximately $22.9 million for the third year of the program which began January 1, 2007. The relative cost of the legislation to each of the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.
Excise tax increases adversely affect cigarette sales.
      Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with the current federal excise tax, may currently exceed $4.00 per pack. In 2006, eight states enacted increases in excise taxes. Further increases from other states are expected. Congress has considered and is currently considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and various states and other jurisdictions have currently under consideration or pending legislation proposing further state excise tax increases. We believe that increases in excise and similar taxes have had an adverse impact on sales of cigarettes. Further substantial federal or state excise tax increases could accelerate the trend away from smoking and could have a material adverse effect on Liggett’s sales and profitability, which in turn could negatively affect the value of our common stock.
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

      The substantial risks facing Vector Tobacco include:
      Risks of market acceptance of new products. In November 2001, Vector Tobacco launched nationwide its reduced carcinogen OMNI cigarettes. During 2002, acceptance of OMNI in the marketplace was limited, with revenues of only approximately $5.1 million on sales of 70.7 million units. Since 2003, Vector Tobacco has not been actively marketing the OMNI product, and the product is not currently in distribution. Vector Tobacco was unable to achieve the anticipated breadth of distribution and sales of the OMNI product due, in part, to the lack of success of its advertising and marketing efforts in differentiating OMNI from other conventional cigarettes with consumers through the “reduced carcinogen” message. Over the next several years, our in-house research program, together with third-party collaborators, plans to conduct appropriate studies relating to the development of cigarettes that materially reduce risk to smokers and, based on these studies, we will evaluate whether, and how, to further market the OMNI brand. OMNI has not been a commercially successful product to date and is not currently being manufactured by Vector Tobacco.
      Vector Tobacco introduced its low nicotine and nicotine-free QUEST cigarettes in an initial seven-state market in January 2003 and in Arizona in January 2004. During the second quarter of 2004, based on an analysis of the market data obtained since the introduction of the QUEST product, we determined to postpone indefinitely the national launch of QUEST. A national launch of the QUEST brands would require the expenditure of substantial additional sums for advertising and sales promotion, with no assurance of consumer acceptance. Low nicotine and nicotine-free cigarettes may not ultimately be accepted by adult smokers and also may not prove to be commercially successful products. Adult smokers may decide not to purchase cigarettes made with low nicotine and nicotine-free tobaccos due to taste or other preferences or other product modifications.
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
      Potential extensive government regulation. Vector Tobacco’s business may become subject to extensive additional domestic and international government regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering matters such as the manufacture, sale, distribution and labeling of tobacco products as well as any health claims associated with reduced risk and low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies such as the FDA, the FTC and the USDA may be established. Recently, legislation was reintroduced in Congress providing for the regulation of cigarettes by the FDA. The outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse effect on Vector Tobacco’s business, operating results and prospects.
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
      Potential disputes concerning intellectual property. Vector Tobacco’s ability to commercialize its reduced carcinogen and low nicotine and nicotine-free products may depend in large part on its ability to obtain and defend issued patents, to obtain further patent protection for its existing technology in the United States and abroad, and to operate without infringing on the patents and rights of others both in the United States and abroad. Additionally, it must be able to obtain appropriate licenses to patents and proprietary rights held by third parties, or issued to third parties, if infringement would otherwise occur, both in the United States and abroad.
      Intellectual property rights, including Vector Tobacco’s patents involve complex legal and factual issues. Any conflicts resulting from third party patent applications and granted patents could significantly limit Vector Tobacco’s ability to obtain meaningful patent protection or to commercialize its technology. If patents currently exist or are issued to other companies that contain claims which encompass Vector Tobacco’s products or the processes used by Vector Tobacco to manufacture or develop its products, Vector Tobacco may be required to obtain licenses to use these patents or to develop or obtain alternative technology. Licensing agreements, if required, may not be available on acceptable terms or at all. If licenses are not obtained, Vector Tobacco could be delayed in, or prevented from, pursuing the further development of marketing of its new cigarette products. Any alternative technology, if feasible, could take several years to develop.
      Litigation, which could result in substantial cost, also may be necessary to enforce any patents to which Vector Tobacco has rights, or to determine the scope, validity and unenforceability of other parties’ proprietary rights which may affect Vector Tobacco’s rights. Vector Tobacco also may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of an invention or in opposition proceedings in foreign countries or jurisdictions, which could result in substantial costs. The mere uncertainty resulting from the institution and continuation of any technology-related litigation or any interference or opposition proceedings could have a material adverse effect on Vector Tobacco’s business, operating results and prospects.
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
      Potential delays in obtaining tobacco and other raw materials needed to produce products. Vector Tobacco is dependent on third parties to produce tobacco and other raw materials that Vector Tobacco requires to manufacture its products. In addition, the growing of new tobacco and new seeds is subject to adverse weather conditions. The failure by such third parties to supply Vector Tobacco with tobacco or other raw materials on commercially reasonable terms, or at all, in the absence of readily available alternative sources, would have a serious negative impact on Vector Tobacco’s business, operating results and prospects. There is also a risk that interruptions in the supply of these materials may occur in the future. Any interruption in their supply could have a serious negative impact on Vector Tobacco.
The actual costs and savings associated with restructurings of our tobacco business may differ materially from amounts we estimate.
      In recent years, we have undertaken a number of initiatives to streamline the cost structure of our tobacco business and improve operating efficiency and long-term earnings. For example, during 2002, the sales, marketing and support functions of our Liggett and Vector Tobacco subsidiaries were combined. Effective year-end 2003, we closed Vector Tobacco’s Timberlake, North Carolina manufacturing facility and moved all production to Liggett’s facility in Mebane, North Carolina. In April 2004, we eliminated a number of positions in our tobacco operations and subleased excess office space. In December 2004, we restructured the operations of Liggett Vector Brands. In November 2006, we eliminated positions at Vector Research and terminated certain license agreements associated with the genetics operation. We may consider various additional opportunities to further improve efficiencies and reduce costs. These prior and current initiatives have involved material restructuring and impairment charges, and any future actions taken are likely to involve material charges as well. These restructuring charges are based on our best estimate at the time of restructuring. The status of the restructuring activities is reviewed on a quarterly basis and any adjustments to the reserve, which could differ materially from previous estimates, are recorded as an adjustment to operating income. Although we may estimate that substantial cost savings will be associated with these restructuring actions, there is a risk that these actions could have a serious negative impact on our tobacco business and that any estimated increases in profitability cannot be achieved.
New Valley is subject to risks relating to the industries in which it operates.
      Risks of real estate ventures. New Valley has three significant investments, Douglas Elliman Realty, LLC, the Sheraton Keauhou Bay Resort & Spa (which reopened in the fourth quarter 2004) and the St. Regis Hotel in Washington, D. C. (since August 2005), in each of which it holds only a 50% interest. In addition, New Valley has a 22.22% interest in a condominium hotel project in Islamorada, Florida. New Valley must seek approval from other parties for important actions regarding these joint ventures. Since these other parties’ interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm the ventures.
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
      Interest rates in the United States have been at historically low levels in recent years. The low interest rate environment in recent years has significantly contributed to high levels of existing home sales and residential prices and has positively impacted Douglas Elliman Realty’s operating results. However, the residential real estate market tends to be cyclical and typically is affected by changes in the general economic conditions that are beyond Douglas Elliman Realty’s control. Any of the following could have a material adverse effect on Douglas Elliman Realty’s residential business by causing a general decline in the number of home sales and/or prices, which in turn, could adversely affect its revenues and profitability:

•	periods of economic slowdown or recession,

•	a change in the low interest rate environment resulting in rising interest rates,

•	decreasing home ownership rates, or

•	declining demand for real estate.
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
We are exposed to risks from legislation requiring companies to evaluate their internal control over financial reporting.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess, and our independent registered certified public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2006, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered certified public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.
The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell the shares of our common stock when you want or at prices you find attractive.
      The trading price of our common stock has ranged between $14.47 and $19.13 per share over the past 52 weeks. We expect that the market price of our common stock will continue to fluctuate.
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
      We cannot predict the extent, if any, to which future sales of shares of common stock or the availability of shares of common stock for future sale, may depress the trading price of our common stock or the value of the debentures.
      In addition, the stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may adversely affect the price of our common stock, regardless of our operating performance. Furthermore, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management. These factors, among others, could significantly depress the price of our common stock.
We have many potentially dilutive securities outstanding.
      At December 31, 2006, we had outstanding options granted to employees to purchase approximately 8,930,764 shares of our common stock, with a weighted-average exercise price of $10.22 per share, of which options for 8,588,528 shares were exercisable at December 31, 2006. We also have outstanding convertible notes and debentures maturing in November 2011 and June 2026, which are currently convertible into 11,727,002 shares of our common stock. The issuance of these shares will cause dilution which may adversely affect the market price of our common stock. The availability for sale of significant quantities of our common stock could adversely affect the prevailing market price of the stock.

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
      Liggett’s tobacco manufacturing facilities, and several of the distribution and storage facilities, are currently located in or near Mebane, North Carolina. Various of such facilities are owned and others are leased. As of December 31, 2006, the principal properties owned or leased by Liggett are as follows:

			Approximate
		Owned or	Total Square
Type	Location	Leased	Footage

Storage Facilities	Danville, VA	Owned	578,000
Office and Manufacturing Complex	Mebane, NC	Owned	240,000
Warehouse	Mebane, NC	Owned	60,000
Warehouse	Mebane, NC	Leased	50,000
Warehouse	Mebane, NC	Leased	30,000
Warehouse	Mebane, NC	Leased	8,500
      In December 2005, Liggett completed the sale for $15.45 million of its former manufacturing plant, research facility and offices located in Durham, North Carolina. Subsequent to the sale, Vector Research leased a portion of the premises from the purchaser. This lease was terminated in December 2006 and the premises were vacated.
      In November 1999, 100 Maple LLC, a newly formed entity owned by Liggett, purchased an approximately 240,000 square foot manufacturing facility located on 42 acres in Mebane, North Carolina. In October 2000, Liggett completed a 60,000 square foot warehouse addition at the Mebane facility, and finished the relocation of its tobacco manufacturing operations to Mebane. Liggett also leases three smaller warehouses in Mebane.

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
      As of December 31, 2006, there were approximately 135 individual suits (excluding approximately 975 individual smoker cases pending in West Virginia state court as a consolidated action; Liggett has been severed from the trial of the consolidated action), 11 purported class actions and nine governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. Reference is made to Note 12 to our consolidated financial statements, which contains a general description of certain legal proceedings to which Liggett, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1, Material Legal Proceedings, incorporated herein, for additional information regarding the pending tobacco-related material legal proceedings to which Liggett is a party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 100 S.E. Second Street, Miami, Florida 33131, Attn: Investor Relations.

Item 4.	Submission of Matters To a Vote of Security Holders
      During the last quarter of 2006, no matter was submitted to stockholders for their vote or approval, through the solicitation of proxies or otherwise.
EXECUTIVE OFFICERS OF THE REGISTRANT
      The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 15, 2007. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

			Year Individual
			Became an
Name	Age	Position	Executive Officer

Bennett S. LeBow	69	Executive Chairman	1990
Howard M. Lorber	58	President and Chief	2001
		Executive Officer
Richard J. Lampen	53	Executive Vice President	1996
J. Bryant Kirkland III	41	Vice President, Chief	2006
		Financial Officer and Treasurer
Marc N. Bell	46	Vice President, General	1998
		Counsel and Secretary
Ronald J. Bernstein	53	President and Chief	2000
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
      Howard M. Lorber has been our President and Chief Executive Officer since January 2006. He served as our President and Chief Operating Officer from January 2001 to December 2005 and has served as a director of ours since January 2001. From November 1994 to December 2005, Mr. Lorber served as President and Chief Operating Officer of New Valley, where he also served as a director. Mr. Lorber was Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the National Association of Securities Dealers, since 1984; Chairman of the Board of Directors since 1987 and Chief Executive Officer from November 1993 to December 2006 of Nathan’s Famous, Inc., a chain of fast food restaurants; a consultant to us and Liggett from January 1994 to January 2001; a director of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; and Vice Chairman of the Board of Ladenburg Thalmann Financial Services since May 2001. He is also a trustee of Long Island University.
      Richard J. Lampen has served as our Executive Vice President since July 1996. From October 1995 to December 2005, Mr. Lampen served as the Executive Vice President and General Counsel of New Valley, where he also served as a director. Since September 2006, he has served as President and Chief Executive Officer of Ladenburg Thalmann Financial Services. Since November 1998, he has served as President and Chief Executive Officer of CDSI Holdings Inc., an affiliate of New Valley seeking acquisition or investment opportunities. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of CDSI Holdings and Ladenburg Thalmann Financial Services. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec’s Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.
      J. Bryant Kirkland III has been our Vice President, Chief Financial Officer and Treasurer since April 2006. Mr. Kirkland has served as a Vice President of ours since January 2001 and served as New Valley’s Vice President and Chief Financial Officer from January 1998 to December 2005. He has served since November 1994 in various financial capacities with us and New Valley. Mr. Kirkland has served as Vice President and Chief Financial Officer of CDSI Holdings Inc. since January 1998 and as a director of CDSI Holdings Inc. since November 1998.
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
      Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR”. The following table sets forth, for the periods indicated, high and low sale prices for a share of its common stock on the NYSE, as reported by the NYSE, and quarterly cash dividends declared on shares of common stock:

Year	High	Low	Cash Dividends

2006:
Fourth Quarter	$18.46	$15.80	$.40
Third Quarter	17.57	14.82	.38
Second Quarter	18.18	14.47	.38
First Quarter	18.36	16.33	.38
2005:
Fourth Quarter	$19.83	$17.09	$.38
Third Quarter	19.30	16.20	.36
Second Quarter	17.89	13.61	.36
First Quarter	15.25	13.92	.36
      At March 9, 2007, there were approximately 2,183 holders of record of our common stock.
      The declaration of future cash dividends is within the discretion of our Board of Directors and is subject to a variety of contingencies such as market conditions, earnings and our financial condition as well as the availability of cash.
      Liggett’s revolving credit agreement currently permits Liggett to pay dividends to VGR Holding only if Liggett’s borrowing availability exceeds $5 million for the 30 days prior to payment of the dividend, and so long as no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including maintaining minimum levels of EBITDA (as defined) if its borrowing availability is below $20 million and not exceeding maximum levels of capital expenditures (as defined).
      We paid 5% stock dividends on September 29, 2004, September 29, 2005 and September 29, 2006 to the holders of our common stock. All information presented in this report is adjusted for the stock dividends.
      A special dividend of 0.22 of a share of Ladenburg Thalmann Financial Services Inc. common stock was paid on each share of our common stock on March 30, 2005.
Unregistered Sales of Equity Securities and Use of Proceeds
      No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended December 31, 2006.

Issuer Purchases of Equity Securities
      Our purchases of our common stock during the three months ended December 31, 2006 were as follows:

				Total Number	Maximum
				of Shares	Number of
				Purchased as	Shares That
	Total			Part of Publicly	May Yet Be
	Number of		Average	Announced	Purchased Under
	Shares		Price Paid	Plans or	The Plans or
Period	Purchased		Per Share	Programs	Programs

October 1 to October 31, 2006	—		$—	—	—
November 1 to November 30, 2006	—		—	—	—
December 1 to December 31, 2006	22,264	(1)	17.46	—	—

Total	22,264		$17.46	—	—

(1)	Delivery of 9,528 shares to us in payment of exercise price in connection with exercise of a director stock option for 14,068 shares on December 18, 2006 and 12,736 shares in payment of exercise price in connection with exercise of an employee stock option for 20,177 shares on December 20, 2006.

VECTOR GROUP LTD.
Selected Items of 2005 Form 10-K, as Revised

Item 6.	Selected Financial Data

	Year Ended December 31,

	2006	2005	2004	2003	2002

	(dollars in thousands, except per share amounts)
		Revised(1)	Revised(1)
Statement of Operations Data:
Revenues(2),(4)	$506,252	$478,427	$498,860	$529,385	$503,078
Income (loss) from continuing operations	42,712	42,585	4,462	(16,132)	(31,819)
Income from discontinued operations	—	3,034	2,689	522	25
Extraordinary item	—	6,766	—	—	—
Net income (loss)	42,712	52,385	7,151	(15,610)	(31,794)
Per basic common share(3):
Income (loss) from continuing operations	$0.73	$0.91	$0.10	$(0.36)	$0.75
Income from discontinued operations	—	$0.07	$0.06	$0.01	—
Income from extraordinary item	—	$0.15	—	—	—
Net income (loss) applicable to common shares	$0.73	$1.13	$0.16	$(0.35)	$0.75
Per diluted common share(3):
Income (loss) from continuing operations	$0.71	$0.86	$0.09	$(0.36)	$0.75
Income from discontinued operations	—	$0.06	$0.06	$0.01	—
Income from extraordinary items	—	$0.14	—	—	—
Net income (loss) applicable to common shares	$0.71	$1.06	$0.15	$(0.35)	$0.75
Cash distributions declared per common share(3)	$1.54	$1.47	$1.40	$1.33	$1.27
Balance Sheet Data:
Current assets	$303,156	$319,099	$242,124	$314,741	$376,815
Total assets	637,462	603,552	535,927	628,212	707,270
Current liabilities	168,786	128,100	119,835	173,086	184,384
Notes payable, embedded derivatives, long-term debt and other obligations, less current portion	198,777	277,613	279,800	299,977	307,028
Noncurrent employee benefits, deferred income taxes, minority interests and other long-term liabilities	174,922	168,773	225,509	201,624	193,561
Stockholders’ equity (deficit)	94,977	29,066	(89,217)	(46,475)	22,297

(1)	Revised as a result of the retrospective application of EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with Beneficial Conversion Feature.”

(2)	Revenues include excise taxes of $174,339, $161,753, $175,674, $195,342 and $192,664, respectively.

(3)	Per share computations include the impact of 5% stock dividends on September 29, 2006, September 29, 2005, September 29, 2004, September 29, 2003 and September 27, 2002.

(4)	Revenues in 2002 include nine months of activity related to the Medallion acquisition. All other periods include 12 months of activity from the Medallion acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in Thousands, Except Per Share Amounts)
Overview
      We are a holding company for a number of businesses. We are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group Inc.,

•	the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the development of reduced risk cigarette products through our subsidiary Vector Tobacco Inc., and

•	the real estate business through our subsidiary, New Valley LLC, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.
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
      All of Liggett’s unit sales volume in 2005 and 2006 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions. Effective February 1, 2004, Liggett reduced the EVE list price from the premium price level to the branded discount level.

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
      In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett’s family of brands, comprising 37.5% of Liggett’s unit volume in 2006, 44.6% in 2005 and 55.8% in 2004. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX is marketed as the “lowest price fighter” to specifically compete with brands which are priced at the lowest level of the deep discount segment.
      Under the Master Settlement Agreement reached in November 1998 with 46 states and various territories, the three largest cigarette manufacturers must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market. Additionally, as a result of the Medallion acquisition, Vector Tobacco likewise has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. market. We believe that Liggett has gained a sustainable cost advantage over its competitors as a result of the settlement.
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
      In January 2003, Vector Tobacco introduced QUEST, its brand of low nicotine and nicotine-free cigarette products. QUEST is designed for adult smokers who are interested in reducing their levels of nicotine intake and is currently available in both menthol and non-menthol styles. Each QUEST style (regular and menthol) offers three different packagings, with decreasing amounts of nicotine — QUEST 1, 2 and 3. QUEST 1, the low nicotine variety, contains 0.6 milligrams of nicotine. QUEST 2, the extra-low nicotine variety, contains 0.3 milligrams of nicotine. QUEST 3, the nicotine-free variety, contains only trace levels of nicotine — no more than 0.05 milligrams of nicotine per cigarette. QUEST cigarettes utilize proprietary processes and materials that enables the production of cigarettes with nicotine-free tobacco that tastes and smokes like tobacco in conventional cigarettes. All six QUEST varieties are being sold in box style packs and are priced comparably to other premium brands.
      QUEST is primarily available in New York, New Jersey, Pennsylvania, Ohio, Indiana, Illinois, Michigan and Arizona. These eight states account for approximately 28% of all cigarette sales in the United States. The brand is supported by point-of-purchase awareness campaigns.
      During the second quarter 2004, we recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. During the fourth quarter of 2006, we recognized a non-cash charge of $890 to adjust the carrying value of excess leaf inventory for the QUEST product.
      QUEST brand cigarettes are currently marketed solely to permit adult smokers, who wish to continue smoking, to gradually reduce their intake of nicotine. The products are not labeled or advertised for smoking cessation or as a safer form of smoking.
      In October 2003, we announced that Jed E. Rose, Ph.D., Director of Duke University Medical Center’s Nicotine Research Program and co-inventor of the nicotine patch, had conducted a study at Duke University Medical Center to provide preliminary evaluation of the use of the QUEST technology as a smoking cessation aid. In the preliminary study on QUEST, 33% of QUEST 3 smokers were able to achieve four-week continuous abstinence. In March 2006, Vector Tobacco concluded a randomized, multi-center phase II clinical trial to further evaluate QUEST technology as an effective alternative to conventional smoking cessation aids. In July 2006, we participated in an end-of-phase II meeting with the Food and Drug Administration (“FDA”) where we received significant guidance and feedback from the agency with regard to further development of the QUEST technology.
      In November 2006, our Board of Directors determined to discontinue the genetics operation of our subsidiary, Vector Research Ltd., and, not to pursue, at this time, FDA approval of QUEST as a smoking cessation aid, due to the projected significant additional time and expense involved in seeking such approval. In connection with this decision, we eliminated 12 full-time positions effective December 31, 2006. In addition, we terminated certain license agreements associated with the genetics operations. Notwithstanding the foregoing, Vector Tobacco is continuing its dialogue with the FDA with respect to the prospects for phase III trials. Vector Tobacco will continue to evaluate whether to proceed with phase III trials.
      As a result of these actions, we currently expect to realize annual cost savings in excess of $4,000 beginning in 2007. We recognized pre-tax restructuring and inventory impairment charges of approximately $2,664, primarily during the fourth quarter of 2006. The restructuring charges include approximately $484 relating to employee severance and benefit costs, $338 for contract termination and other associated costs, approximately $954 for asset impairment and $890 in inventory write-offs. Approximately $1,840 of these charges represent non-cash items.
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
      Tax Settlement. On July 20, 2006, we entered into a settlement with the Internal Revenue Service with respect to the Philip Morris brand transaction where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. The Company deferred, for income tax purposes, a portion of the gain on the transaction until such time as the options were exercised. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserted that, for tax reporting purposes, the entire gain should have been recognized in 1998 and 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during either of the 90-day periods commencing in December 2008 or in March 2010. As part of the settlement, we agreed that $87,000 of our gain on the transaction would be recognized by us as income for tax purposes in 1999 and that the balance of the remaining gain, net of previously capitalized expenses of $900, ($192,000) will be recognized by us as income in 2008 or 2009 upon exercise of the options. We paid during the third and fourth quarters of 2006 approximately $41,400, including interest, with respect to the gain recognized in 1999. As a result of the settlement, we reduced, during the third quarter of 2006, the excess portion ($11,500) of a previously established reserve in our consolidated financial statements, which resulted in a decrease in such amount in reported tax expense in our consolidated statements of operations.
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
      Tobacco Settlement Agreements. In October 2004, the Independent Auditor notified Liggett and all other Participating Manufacturers that their payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, were going to be recalculated utilizing “net” unit amounts, rather than “gross” unit amounts (which have been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the Master Settlement Agreement of approximately $14,800 for the periods 2001 through 2006, and require Liggett to pay an additional amount of approximately $3,400 in 2007 and in future periods by lowering Liggett’s market share exemption under the Master Settlement Agreement. Liggett has objected to this retroactive change and has disputed the change in methodology. No amounts have been accrued in our consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.
      In 2005, the Independent Auditor under the Master Settlement Agreement calculated that Liggett owed $28,668 for its 2004 sales. In April 2005, Liggett paid $11,678 and disputed the balance, as permitted by the Master Settlement Agreement. Liggett subsequently paid an additional $9,304 of the disputed amount although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At December 31, 2006, included in “Other assets” on our consolidated balance sheet was a receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686, which has been withheld from payment, is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the Independent Auditor’s retroactive change from “gross” to “net” units in calculating Master Settlement Agreement payments, which Liggett contends is improper, as discussed above. From its April 2006 payment, Liggett withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,612 relating to the retroactive change from “gross” to “net” units.
      The following amounts have not been accrued in our consolidated financial statements as they relate to Liggett’s claims for NPM Adjustments: $6,513 for 2003, $3,789 for 2004 and $800 for 2005.
      In March 2006, an independent economic consulting firm selected pursuant to the Master Settlement Agreement rendered its final and non-appealable decision that the Master Settlement Agreement was a “significant factor contributing to” the loss of market share of Participating Manufacturers for 2003. In February 2007, this firm rendered the same decision with respect to 2004. As a result, the manufacturers are entitled to potential NPM Adjustments to their 2003 and 2004 Master Settlement Agreement payments. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that state or territory.
      Since April 2006, notwithstanding provisions in the Master Settlement Agreement requiring arbitration, litigation has been commenced in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential

NPM Adjustment for 2003, which the Independent Auditor under the Master Settlement Agreement previously determined to be as much as $1,200,000. To date, 37 of 38 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable. Many of the decisions compelling arbitration have been appealed. The Participating Manufacturers have appealed the decision of the North Dakota court that the dispute is not arbitrable. There can be no assurance that the Participating Manufacturers will receive any adjustment as a result of these proceedings.
      In 2003, in order to resolve any potential issues with Minnesota as to Liggett’s settlement obligations, Liggett negotiated a $100 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett has failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. In December 2004, Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In March 2005, Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. Liggett offered Florida $2,500 in a lump sum to settle all alleged obligations through December 31, 2006 and $100 per year thereafter in any year in which cigarettes manufactured by Liggett are sold in Florida, to resolve all alleged future obligations under the settlement agreement. In November 2004, Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In April 2005, Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. No specific monetary demand has been made by Texas. Liggett has met with representatives of Mississippi and Texas to discuss the issues relating to the alleged defaults, although no resolution has been reached.
      Except for $2,000 accrued for the year ended December 31, 2005 and an additional $500 accrued during 2006, in connection with the foregoing matters, no other amounts have been accrued in the accompanying consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect our consolidated financial position, results of operations or cash flows.
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
      New Valley accounts for its 50% interests in Douglas Elliman Realty LLC, Koa Investors LLC and 16th & K Holdings LLC, as well as its 22.22% interest in Ceebraid Acquisition Corporation, on the equity method. Douglas Elliman Realty operates the largest residential brokerage company in the New York metropolitan area. Koa Investors LLC owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter 2004 as a four star resort with 521 rooms. In August 2005, 16th & K Holdings LLC acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C., for $47,000. The St. Regis Hotel was temporarily closed for an extensive renovation on August 31, 2006. 16th & K Holdings LLC is capitalizing all costs other than management fees related to the renovation of the property during the renovation phase. Ceebraid owns the Holiday Isle Resort in Islamorada, Florida.
      NASA Settlement. In 1994, New Valley commenced an action against the United States government seeking damages for breach of a launch services agreement covering the launch of one of the Westar satellites owned by New Valley’s former Western Union satellite business. On March 14, 2007, the parties entered into a Stipulation for the Entry of Judgment to settle New Valley’s claims. The settlement, among other things, calls for the payment of $20,000, by the government to New Valley, inclusive of interest, with each party to bear its own costs, expenses and attorney fees. The stipulation has been submitted to the United States

Court of Federal Claims for approval. The Company expects to recognize a pre-tax gain in 2007 of approximately $19,500 in connection with the settlement.
Recent Developments in Legislation, Regulation and Tobacco-Related Litigation
      The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2006, there were approximately 135 individual suits (excluding approximately 975 individual smoker cases pending in West Virginia state court as a consolidated action; Liggett has been severed from the trial of the consolidated action), 11 purported class actions and nine governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant.
      A civil lawsuit was filed by the United States federal government seeking disgorgement of approximately $289,000,000 from various cigarette manufacturers, including Liggett. In August 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. The Final Judgment, among other things, ordered the following relief against the non-Liggett defendants: (i) the defendants are enjoined from committing any act of racketeering concerning the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) the defendants are enjoined from making any material false, misleading, or deceptive statement or representation concerning cigarettes that persuades people to purchase cigarettes; (iii) the defendants are permanently enjoined from utilizing “lights”, “low tar”, “ultra lights”, “mild”, or “natural” descriptors, or conveying any other express or implied health messages in connection with the marketing or sale of cigarettes as of January 1, 2007; (iv) the defendants must make corrective statements on their websites, and in television and print media advertisements; (v) the defendants must maintain internet document websites until 2016 with access to smoking and health related documents; (vi) the defendants must disclose all disaggregated marketing data to the government on a confidential basis; (vii) the defendants are not permitted to sell or otherwise transfer any of their cigarette brands, product formulas or businesses to any person or entity for domestic use without a court order, and unless the acquiring person or entity will be bound by the terms of the Final Judgment; and (viii) the defendants must pay the appropriate costs of the government in prosecuting the action, in an amount to be determined by the trial court. It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. While Liggett was excluded from the Final Judgment, to the extent that it leads to a decline in industry-wide shipments of cigarettes in the United States, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.
      Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging, among other things, that the use of the terms “light” and “ultralight” constitutes unfair and deceptive trade practices. One such suit (Schwab v. Philip Morris), pending in federal court in New York against the cigarette manufacturers, seeks to create a nationwide class of “light” cigarette smokers and includes Liggett as a defendant. The action asserts claims under the Racketeer Influenced and Corrupt Organizations Act (RICO). The proposed class is seeking as much as $200,000,000 in damages, which could be trebled under RICO. In November 2005, the court ruled that if the class is certified, the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members. Fluid recovery would permit potential damages to be paid out in ways other than merely giving cash directly to plaintiffs, such as establishing a pool of money that could be used for public purposes. On September 25, 2006, the court granted plaintiffs’ motion for class certification. On November 20, 2006, the United States Court of Appeals for the Second Circuit issued a permanent stay of the case, pending appeal.
      There are currently four individual tobacco-related actions pending where Liggett is the only tobacco company defendant. In April 2004, in one of these cases, a jury in a Florida state court action awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. In March 2005, in another case in Florida state court in which Liggett is the only defendant, the court granted Liggett’s motion for summary judgment. The plaintiff appealed and, in June 2006, a Florida intermediate appellate court reversed the trial court’s decision and remanded the case back to the trial court. Trial has been scheduled in Missouri state court for May 2007 in another case.

      In May 2003, Florida’s Third District Court of Appeal reversed a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision. Among other things, the Florida Supreme Court affirmed the decision decertifying the class and the order vacating the punitive damages award, but preserved several of the trial court’s Phase I findings (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) the defendants agreed to misrepresent information relating to the health effects of cigarettes with the intention that the public would rely on this information to its detriment; (vi) all defendants sold or supplied cigarettes that were defective; and (vii) all defendants were negligent) and allowed plaintiffs to proceed to trial on individual liability issues (utilizing the above findings) and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year of the date the court’s decision became final on January 11, 2007. All parties moved for reconsideration and/or clarification. In December 2006, the Florida Supreme Court denied the motions, except that the court vacated the determination of a finding as to fraud and misrepresentation by defendants, and, therefore, the conspiracy to misrepresent finding was also vacated. The Florida Supreme Court issued its mandate on that decision on January 11, 2007. The decision could result in the filing of a large number of individual personal injury cases in Florida which could have a material adverse effect on us. In June 2002, the jury in Lukacs v. R. J. Reynolds Tobacco Company, an individual case brought under the third phase of the Engle case, awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The plaintiff has recently moved for the trial court to enter final judgment in this matter and to tax costs and attorneys’ fees. Liggett may be required to bond the amount of the judgment against it to perfect its appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
      In recent years, there have been a number of proposed restrictive regulatory actions from various federal administrative bodies, including the United States Environmental Protection Agency and the FDA. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. Recently, legislation was reintroduced in Congress providing for the regulation of cigarettes by the FDA. These developments generally receive widespread media attention. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any tobacco-related litigation.
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
      During the fourth quarter of 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 123R, “Share-Based Payment,” and Emerging Issues Task Force (“EITF”) Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature” were adopted on January 1, 2006. There were no other accounting policies adopted during 2006 that had a material effect on our financial condition or results of operations. Refer to Note 1 of our consolidated financial statements for a discussion of our significant accounting policies.
      Revenue Recognition. Revenues from sales of cigarettes are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. In accordance with the EITF Issue No. 06-3, “How Sales Taxes Should Be Presented in the Income Statement (Gross Versus Net)”, our accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues and cost of sales totaled $174,339, $161,753 and $175,674 for the years ended December 31, 2006, 2005 and 2004, respectively. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
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
      Restructuring and Asset Impairment Charges. We have recorded charges related to employee severance and benefits, asset impairments, contract termination and other associated exit costs during 2003, 2004 and 2006. The calculation of severance pay requires management to identify employees to be terminated and the timing of their severance from employment. The calculation of benefits charges requires actuarial assumptions including determination of discount rates. As discussed further below, the asset impairments were recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires management to estimate the fair value of assets to be disposed of. On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Charges related to restructuring activities initiated after this date were recorded when incurred. Prior to this date, charges were recorded at the date of an entity’s commitment to an exit plan in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. These restructuring charges are based on management’s best estimate at the time of restructuring. The status of the restructuring activities is reviewed on a quarterly basis and any adjustments to the reserve, which could differ materially from previous estimates, are recorded as an adjustment to operating income.
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

      Contingencies. We record Liggett’s product liability legal expenses and other litigation costs as operating, selling, general and administrative expenses as those costs are incurred. As discussed in Note 12 to our consolidated financial statements and above under the heading “Recent Developments in Legislation, Regulation and Litigation”, legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett. Management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending tobacco-related litigation or the costs of defending such cases, and we have not provided any amounts in our consolidated financial statements for unfavorable outcomes, if any. You should not infer from the absence of any such reserve in our consolidated financial statements that Liggett will not be subject to significant tobacco-related liabilities in the future. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.
      Settlement Agreements. As discussed in Note 12 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the Master Settlement Agreement recorded in the accompanying consolidated statements of operations were $32,635 for 2006, $14,924 for 2005 and $23,315 for 2004. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
      Derivatives; Beneficial Conversion Feature. We measure all derivatives, including certain derivatives embedded in other contracts, at fair value and recognize them in the consolidated balance sheet as an asset or a liability, depending on our rights and obligations under the applicable derivative contract. In 2004, 2005 and 2006, we issued variable interest senior convertible debt in a series of private placements where a portion of the total interest payable on the debt is computed by reference to the cash dividends paid on our common stock. This portion of the interest payment is considered an embedded derivative within the convertible debt, which we are required to separately value. As a result, we have bifurcated this embedded derivative and, based on a valuation by a third party, estimated the fair value of the embedded derivative liability. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is then amortized to interest expense over the term of the debt using the effective interest method.
      At December 31, 2006 and 2005, the fair value of derivative liabilities was estimated at $95,473 and $39,371, respectively. Changes to the fair value of these embedded derivatives are reflected on our consolidated statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. We recognized a gain of $112 in 2006, a gain of $3,082 in 2005 and a loss of $412 in 2004, due to changes in the fair value of the embedded derivative, which were reported as “Change in fair value of derivatives embedded within convertible debt”.
      After giving effect to the recording of embedded derivative liabilities as a discount to the convertible debt, our common stock had a fair value at the issuance date of the notes in excess of the conversion price, resulting in a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was recorded as additional paid-in capital and as a discount on the debt. The discount is then amortized to interest expense over the term of the debt using the effective interest rate method.
      We recognized non-cash interest expense of $3,470, $2,063 and $144 for the years ended December 31, 2006, 2005 and 2004, respectively, due to the amortization of the debt discount attributable to the embedded derivatives and $1,818 in 2006, $1,139 in 2005 and $79 in 2004, due to the amortization of the debt discount attributable to the beneficial conversion feature.
      Inventories. Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first-out (FIFO) method at Vector Tobacco. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. At December 31, 2006, approximately $92 of our leaf inventory was associated with Vector Tobacco’s QUEST product. During the second quarter of 2004, we recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. During the fourth quarter of 2006, we recognized a non-cash charge of $890 to adjust the carrying value of the remaining excess inventory.
      Stock-Based Compensation. In January 2006, we adopted SFAS No. 123®, “Share-Based Payment”, under which share-based transactions are accounted for using a fair value-based method to recognize non-cash compensation expense. Prior to adoption, our stock-based compensation plans were accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” with the intrinsic value-based method permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. We adopted SFAS No. 123® using the modified prospective method. Under the modified prospective method, we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to, but not yet vested as of January 1, 2006 in accordance with SFAS No. 123®. Under the fair value recognition provisions of SFAS No. 123®, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight line basis over the requisite service period of the award. Upon adoption, there was no cumulative adjustment for the impact of the change in accounting principles because the assumed forfeiture rate did not differ significantly from prior periods. We recognized compensation expense of $470 for the year ended December, 2006 as a result of adopting SFAS No. 123®. In addition, effective January 1, 2006, as a result of the adoption of SFAS No. 123®, payments of dividend equivalent rights on the unexercised portion of stock options are accounted for as reductions in additional paid-in capital on our consolidated balance sheet ($6,186 for the year ended December 31, 2006). Prior to January 1, 2006, in accordance with APB Opinion No. 25, we accounted for these dividend equivalent rights as additional compensation expense ($6,178 and $5,636, net of taxes, for the years ended December 31, 2005 and 2004, respectively). As of December 31, 2006, there was $638 of total unrecognized cost related to employee stock options. See Note 11 to our consolidated financial statements for a discussion of the adoption of this standard.
      Employee Benefit Plans. The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of December 31, 2006, our benefit obligations and service cost were computed assuming a discount rate of 5.85% and 5.68%, respectively. In determining our expected rate of return on plan assets we consider input from our external advisors and historical returns based on the expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 8.2%, 8.3% and 9.9% for the years ended December 31, 2006, 2005 and 2004, respectively. We assumed an 8.5% annual rate of return on our pension plan assets at December 31, 2006. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.
      Net pension expense for defined benefit pension plans and other postretirement benefit expense aggregated approximately $4,650 for 2006, and we currently anticipate such expense will be approximately $7,200 for 2007. In contrast, our funding obligations under the pension plans are governed by ERISA. To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the pension plans for the pension plan year beginning on January 1, 2007 and ending on December 31, 2007. Any additional funding obligation that we may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of their benefit plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. In addition, SFAS No. 158 requires an employer to measure benefit plan assets and obligations that determine the funded status of a plan as of the end of its fiscal year. We presently measure the funded status of its plans at September 30 and the new measurement date requirements become effective for us on December 31, 2008. The prospective requirement to recognize the funded status of a benefit plan and to provide the required disclosures became effective for us on December 31, 2006. The adoption of SFAS No. 158 had no impact on our results of operations or cash flows. The adoption of SFAS No. 158 resulted in a $10,705 reduction of “Prepaid pension costs,” which is classified in other assets, a decrease in an intangible asset of $1,232, an increase of $4,643 in “Deferred income taxes,” which is also included in other assets, an increase of other accrued current liabilities of $1,142, a decrease of non-current employee benefits of $1,799, which is comprised of a $349 decrease in non-current pension liabilities and $1,450 in non-current postretirement liabilities, and an $11,280 increase ($6,637 net of income taxes) to “Accumulated Other Comprehensive Loss,” which is included in stockholders’ equity.
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
      For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three years ended December 31, 2006 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

	Year Ended December 31,

	2006		2005		2004

	(Dollars in Thousands)
Revenues:
Liggett	$499,468		$468,652		$484,898
Vector Tobacco	6,784		9,775		13,962

Total revenues	$506,252		$478,427		$498,860

Operating income:
Liggett	$140,508	(1)	$143,361	(2)	$110,675	(3)
Vector Tobacco	(13,971	)(1)	(14,992	)(2)	(64,942	)(3)

Total tobacco	126,537		128,369		45,733
Corporate and other	(25,508)		(39,258)		(30,286)

Total operating income	$101,029	(1)	$89,111	(2)	$15,447	(3)

(1)	Includes a gain on sale of assets at Liggett of $2,217 in 2006 and a loss on sale of assets of $7 at Vector Tobacco, restructuring charges of $2,664 at Vector Tobacco and a reversal of restructuring charges of $116 at Liggett.

(2)	Includes a special federal quota stock liquidation assessment under the federal tobacco buyout legislation of $5,219 in 2005 ($5,150 at Liggett and $69 at Vector Tobacco), gain on sale of assets at Liggett of $12,748 in 2005 and a reversal of restructuring charges of $114 at Liggett and $13 at Vector Tobacco in 2005.

(3)	Includes restructuring and impairment charges of $11,075 at Liggett and $2,624 at Vector Tobacco and a $37,000 inventory impairment charge at Vector Tobacco in 2004.

2006 Compared to 2005
      Revenues. Total revenues were $506,252 for the year ended December 31, 2006 compared to $478,427 for the year ended December 31, 2005. This $27,825 (5.8%) increase in revenues was due to a $30,816 (6.6%) increase in revenues at Liggett and a $2,991 (30.6%) decrease in revenues at Vector Tobacco.
      Tobacco Revenues. Liggett repositioned GRAND PRIX in September 2005 to compete with brands which are priced at the lowest level of the deep discount segment. In September 2006, Liggett generally reduced its promotional spending on LIGGETT SELECT and Eve by $1.00 per carton and increased the list price of GRAND PRIX by $1.00 per carton.
      All of Liggett’s sales in 2005 and 2006 were in the discount category. In 2006, net sales at Liggett totaled $499,468, compared to $468,652 in 2005. Revenues increased by 6.6% ($30,816) due to a 8.5% increase in unit sales volume (approximately 689 million units) accounting for $39,614 in favorable volume variance and $11,356 of favorable pricing and reduced promotional spending offset by $20,155 in unfavorable sales mix. Net revenues of the LIGGETT SELECT brand decreased $18,262 in 2006 compared to 2005, and its unit volume decreased 8.6% in 2006 compared to 2005. Net revenues of the GRAND PRIX brand increased $53,588 in 2006 compared to 2005.
      Revenues at Vector Tobacco were $6,784 in 2006 compared to $9,775 in 2005 due to decreased sales volume. Vector Tobacco’s revenues in 2006 and 2005 related primarily to sales of QUEST.
      Tobacco Gross Profit. Tobacco gross profit was $191,089 in 2006 compared to $193,034 in 2005. This represented a decrease of $1,945 (1.0%) when compared to the same period last year, due primarily to decreased gross profit of $2,742 at Vector Tobacco due to restructuring charges of $1,099 at Vector Tobacco, including an $890 write-off of QUEST inventory, offset by increased gross profit of $794 at Liggett due increased revenues offset by higher Master Settlement Agreement expense. Liggett’s brands contributed 99.8% to our gross profit and Vector Tobacco contributed 0.2% for the year ended December 31, 2006. Over the same period in 2005, Liggett’s brands contributed 98.4% to tobacco gross profit and Vector Tobacco contributed 1.6%.
      In recent years, industry shipment volume has declined at an annual rate of approximately 2.5%. Industry shipment volume is a major component of Liggett’s expense under the Master Settlement Agreement because Liggett is exempt from payments under the Master Settlement Agreement unless its market share exceeds approximately 1.65% and Vector Tobacco’s market share exceeds 0.28% of the U.S. cigarette market. In 2006, industry shipment volume remained flat compared to shipment volume for 2005 due to increased industry inventory levels, which we believe occurred because in anticipation of an increase in the Master Settlement Agreement rates in 2007. As a result, our expense under the Master Settlement Agreement decreased by approximately $2,000 in 2006 as compared to the normal annual decline in industry volume.
      Liggett’s gross profit of $190,755 in 2006 increased $794 from gross profit of $189,961 in 2005. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 58.4% in 2006 compared to gross profit of 61.8% in 2005. The increase in Liggett’s gross profit in 2006 period was attributable to increased revenues offset by higher Master Settlement Agreement expense.
      Vector Tobacco’s gross profit was $334 in 2006 compared to gross profit of $3,073 for the same period in 2005. The decrease was due primarily to non-cash restructuring charges of $1,099 at Vector Tobacco, including the $890 write-off of QUEST inventory and reduced sales volume.
      Expenses. Operating, selling, general and administrative expenses were $90,833 in 2006 compared to $114,048 in 2005, a decrease of $23,215 (20.6%). Expenses at Liggett were $52,580 in 2006 compared to $59,463 in 2005, a decrease of $6,883 (11.6%). The decrease was primarily due to lower compensation expense of $3,178 at Liggett in 2006 compared to 2005 and lower product liability legal expenses and other litigation costs of $2,695 in 2006 compared to 2005. Liggett’s product liability legal expenses and other litigation costs of $5,353 in 2006 compared to $8,048 in 2005.
      Expenses at Vector Tobacco in 2006 were $12,745 compared to expenses of $18,070 in 2005. The decrease of $5,325 was primarily due to lower research and development costs of $2,281 at Vector Tobacco in 2006 compared to 2005 and lower compensation expense of $2,924 in 2006.
      Expenses at the corporate segment in 2006 were $25,508 compared to $36,515 in 2005. The decrease of $11,007 from 2005 to 2006 was primarily as a result of the adoption of SFAS No. 123(R) in 2006 and the absence of expenses in the 2006 period of $1,720 associated with the New Valley merger, which occurred in 2005. Payments of dividend equivalent rights on unexercised stock options previously charged to compensation cost ($6,353 for the year ended December 31, 2005) are now recognized as reductions to additional paid-in capital on our consolidated balance sheet ($6,186 for the year ended December 31, 2006).
      In 2006, Liggett’s operating income decreased to $140,508 compared to $143,361 for the prior year. In 2006, Vector Tobacco’s operating loss was $13,971 compared to a loss of $14,992 in 2005. Liggett’s operating income for 2005 included a gain on sale of assets of $2,217 as compared to a gain on sale of assets of $12,748 in 2005.
      Other Income (Expenses). In 2006, other income (expenses) was a loss of $32,549 compared to a loss of $3,343 in 2005. The results for the 2006 period included expenses of $16,166 associated with the issuance in June 2006 of additional shares of our common stock in connection with the conversion of our 6.25% convertible notes and the redemption of the notes in August 2006, interest expense of $37,776 primarily offset by a gain of $112 on changes in fair value of embedded derivatives, equity income from non-consolidated real estate businesses of $9,086, gains from the sale of investments of $3,019 and interest and dividend income of $9,000. The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and the loss from the embedded derivative in 2006 was primarily the result of declining long-term interest rates since the issuance of our 3.875% convertible debentures on July 12, 2006 offset by higher long-term interest rates for the overall twelve-month period. The equity income of $9,086 for the 2006 period resulted primarily from income of $12,662 related to New Valley’s investment in Douglas Elliman Realty, LLC and income of $867 related to its investment in Koa Investors, which owns the Sheraton

Keauhou Bay Resort and Spa in Kailua-Kona, Hawaii, which were offset by losses of $2,147 from Hotel LLC and $2,296 from Holiday Isle.
      In 2005, interest expense of $29,812 and equity loss in operations of LTS of $299 were partially offset by a gain from conversion of the LTS notes of $9,461, equity income from non-consolidated real estate businesses of $7,543, interest and dividend income of $5,610, changes in the fair value of derivatives embedded within convertible debt of $3,082 and a net gain on sale of investments of $1,426. The equity income resulted primarily from $11,217 related to New Valley’s investment in Douglas Elliman Realty offset by losses of $3,501 related to its investment in Koa Investors and $173 related to its investment in 16th & K Holdings.
      Income from Continuing Operations. The income from continuing operations before income taxes and minority interests in 2006 was $68,480 compared to income of $85,768 in 2005. The income tax provision was $25,768 in 2006. This compared to a tax provision of $41,214 and minority interests in income of subsidiaries of $1,969 in 2005. Our income tax rate for the 2006 period did not bear a customary relationship to statutory income tax rates as a result of the impact of the nondeductible expense associated with the conversion of its 6.25% convertible notes due 2008, nondeductible expenses and state income taxes offset by the $11,500 reduction in previously established reserves. Our tax rate for the 2005 period did not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes, the receipt of the LTS distribution, the utilization of deferred tax assets at New Valley and the intraperiod allocation at New Valley between income from continuing and discontinued operations.
      Significant Fourth Quarter 2006 Transactions. Fourth quarter 2006 income from continuing operations included a $2,476 gain on the sale of Liggett’s excess Durham real estate, restructuring charges of $2,664 at Vector Tobacco and a $116 gain from the reversal of amounts previously accrued as restructuring charges at Liggett.

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
      Tobacco Gross Profit. Tobacco gross profit was $193,034 in 2005 compared to $210,197 in 2004, excluding the inventory write-off of $37,000 taken by Vector Tobacco in the second quarter of 2004 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product. This represented a decrease of $17,163 (8.2%) when compared to 2004, due primarily to the reduced sales volume net of related reduced promotional spending as well as tobacco quota buyout costs which included a special federal quota stock liquidation assessment of $5,219. Liggett’s brands contributed 98.4% to our gross profit and Vector Tobacco contributed 1.6% in 2005. In 2004, Liggett’s brands contributed 97.9% to tobacco gross profit and Vector Tobacco contributed 2.1%.

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
      Other Income (Expenses). In 2005, other income (expenses) was a loss of $3,343 compared to a loss of $8,820 in 2004. In 2005, interest expense of $29,812 and equity loss in operations of LTS of $299 were partially offset by a gain from conversion of the LTS notes of $9,461, equity income from non-consolidated real estate businesses of $7,543, interest and dividend income of $5,610, changes in the fair value of derivatives embedded within convertible debt of $3,082 and a net gain on sale of investments of $1,426. The equity income resulted primarily from $11,217 related to New Valley’s investment in Douglas Elliman Realty offset by losses of $3,501 related to its investment in Koa Investors and $173 related to its investment in 16th & K Holdings. In 2004, interest expense of $24,144, loss on extinguishment of debt of $5,333 and changes in the fair value of derivatives embedded within convertible debt of $412 were offset by interest and dividend income of $2,563, a gain on sale of investments of $8,664 and equity income from non-consolidated New Valley real estate businesses of $9,782.
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
      Significant Fourth Quarter 2005 Transactions. Fourth quarter 2005 income from continuing operations included a $12,748 gain on the sale of Liggett’s excess Durham real estate, an $860 charge in connection with the settlement of shareholder litigation relating to the New Valley acquisition, reserves for uncollectibility of $2,750 established against advances by New Valley, a $2,000 charge related to Liggett’s state settlement agreements and a $127 gain from the reversal of amounts previously accrued as restructuring charges. In the fourth quarter 2005, we recognized extraordinary income of $6,860 in connection with unallocated goodwill associated with the New Valley acquisition.
Discontinued Operations
      Real Estate Leasing. In February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the consolidated financial statements of the Company reflect New Valley’s real estate leasing operations as discontinued operations for the years ended December 31, 2005 and 2004. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations”.
      Summarized operating results of the discontinued real estate leasing operations for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004

Revenues	$924	$7,333
Expenses	515	5,240

Income from operations before income taxes and minority interests	409	2,093
Provision for income taxes	223	1,125
Minority interests	104	510

Income from discontinued operations	$82	$458

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
Liquidity and Capital Resources
      Net cash and cash equivalents decreased by $34,290 in 2006 and increased by $71,055 in 2005 and $35,196 in 2004. Net cash provided by operations was $46,015 in 2006, $68,189 in 2005 and $44,622 in 2004. Cash provided by operations in 2006 resulted primarily from the net income of $42,712, loss on extinguishment on debt of $16,166, depreciation and amortization of $9,888, distributions from non-consolidated real estate businesses of $7,311 and non-cash interest expense of $5,176, partially offset by increases in inventories of $20,904, equity income in non-consolidated real estate businesses of $9,086, gains on sale of investments available for sale and assets of $3,019, a decrease in current liabilities of $3,145 and an increase in receivables of $2,766. Cash provided by operations in 2005 resulted primarily from the net income of $52,385, depreciation and amortization of $11,220, deferred income taxes of $20,904 and non-cash interest expense of $1,068, partially offset by a gain on sale of assets of $12,432, a gain from conversion of LTS notes of $9,461, a decrease in current liabilities and an increase in receivables. Cash provided by operations in 2004 resulted primarily from non-cash charges for depreciation and amortization expense, restructuring and impairment charges, loss on retirement of debt and effect of minority interests, offset by the payment of the Master Settlement Agreement expense for 2003 in April of 2004, a decrease in current liabilities, the non-cash gain on investment securities and equity income from non-consolidated real estate businesses.
      The difference in cash flows from operations in 2006 compared to 2005 primarily relates to an increase in inventories of $20,904 in the 2006 period versus a decrease in inventories of $8,546 in the 2005 period, a decrease in accrued liabilities of $2,677 in the 2006 period versus a increase of $5,279 in the 2005 period. The decrease in accrued liabilities was primarily the result of the $41,400 in income tax payments in connection with the settlement with the Internal Revenue Service related to Trademarks LLC, lower promotional accruals resulting from Liggett’s reduction in its promotional allowances in September 2006 and lower compensation accruals at Liggett and Vector Tobacco in 2006. In September 2006, Liggett generally reduced its promotional spending on LIGGETT SELECT and Eve by $1.00 per carton and increased the list price of GRAND PRIX by $1.00 per carton. The decrease in accrued taxes payable and accrued promotional spending was offset by increases of $27,086 in settlement accruals in the 2006 period compared to decreases of $5,695 in the 2005 period. The increase in settlement accruals in 2006 was caused primarily by increased unit sales volume in 2006 compared to 2005 and increased inventory subject to the Master Settlement Agreement at December 31, 2006 compared to December 31, 2005. At December 31, 2006, finished goods inventories were increased in anticipation of the rate increase under the Master Settlement Agreement effective with 2007 shipments. The Company capitalizes the incremental prepaid cost of the Master Settlement Agreement in ending inventory, which was $21.76 per 1,000 units at December 31, 2006.
      The difference in cash flows from operations in 2005 compared to 2004 primarily relates to increased income from continuing operations of $38,123 in 2005 compared to 2004 and a decrease in accrued liabilities of $21,040 from 2003 to 2004 compared to an increase in accrued liabilities of $6,172 from 2004 to 2005. The decrease in accrued liabilities for the year ended December 31, 2004 was primarily the result of lower volume in 2004 than 2003, which lowered accruals for the Master Settlement Agreement as well as promotional spending. The amounts were offset by lower noncash items in 2005, which consisted of noncash income of $11,185, than 2004, which consisted of noncash charges of $52,520 and a decrease of accounts receivable of $7,961 in 2004 versus an increase in accounts receivable of $10,235 in 2005.
      Cash used in investing activities $44,665 in 2006 compared to cash provided by investing activities of $64,177 in 2005 and $72,693 in 2004. In 2006, cash was used for capital expenditures of $9,558, the net purchases of long-term investments of $35,345, investments in non-consolidated real estate businesses of $9,850 and increases in restricted assets of $1,527 offset by the net sales of investment securities of $10,701, proceeds from the sale of assets of $1,486 and increases in the cash surrender value of life insurance policies of $898. In 2005, cash was provided by cash flows from discontinued operations of $66,912, the sale or maturity of investment securities of $7,490, distributions from non-consolidated real estate businesses at New Valley of $5,500 and proceeds from the sale of assets of $14,118. This was offset in part by capital expenditures of $10,295, purchase of investment securities of $4,713, investment in non-consolidated real estate businesses at New Valley of $6,250, purchase of LTS common stock for $3,250, issuance of note receivable for $2,750 and costs associated with New Valley acquisition of $2,422. In 2004, cash was provided primarily through the sale or maturity of investment securities for $68,357, the sale of assets for $25,713 and the decrease in restricted cash of $1,157. This was partially offset primarily by the purchase of investment securities for $12,197, investment in non-consolidated real estate businesses at New Valley of $4,500 and capital expenditures of $4,294.
      In August 2006, we invested $25,000 in Icahn Partners, LP, a privately managed investment partnership, of which Carl Icahn is the portfolio manager and the controlling person of the general partner, and manager of the partnership. Affiliates of Mr. Icahn are the beneficial owners of approximately 20.4% of our common stock. On November 1, 2006, we invested $10,000 in Jefferies Buckeye Fund, LLC, a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. Affiliates of Jefferies Asset Management, LLC own approximately 8.8% of our common stock.
      Cash used in financing activities was $35,640 in 2006, $61,311 in 2005 and $82,119 in 2004. In 2006, cash was used for repayments of debt of $72,925, distributions on common stock of $90,138, and deferred financing charges of $5,280. Cash used was offset primarily by the proceeds of debt of $118,146, net borrowings under the Liggett credit facility of $11,986, proceeds from the exercise of options of $2,571 and an increase in cash overdraft at Liggett of $759. In 2005, cash was used for distributions on common stock of $70,252, discontinued operations of $39,213, repayments on debt of $4,305 and deferred financing charges of $2,068, offset by proceeds from debt of $50,841, and proceeds from the exercise of options of $3,626. In 2004, cash was used for distributions on common stock of $64,106 and repayments on debt of $84,425, including $70,000 of VGR Holding’s 10% senior secured notes. These were offset by the proceeds from the sale of convertible notes of $66,905 and proceeds from the exercise of options of $3,233.
      Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $11,986 was outstanding at December 31, 2006. Availability as determined under the facility was approximately $24,000 based on eligible collateral at December 31, 2006. The facility is collateralized by all inventories and receivables of Liggett. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility. Prior to February 2007, the facility imposed requirements with respect to Liggett’s adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 2006, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s adjusted net worth was approximately $38,600 and net working capital was approximately $21,000, as computed in accordance with the agreement.
      In February 2007, Liggett entered into an amendment to the Wachovia credit facility. The amendment extends the term of the facility from March 8, 2008 to March 8, 2010, subject to automatic renewal for additional one year periods unless a notice of termination is given by Wachovia or Liggett at least 60 days prior to such date or the anniversary of such date. Also, the amendment reduces the interest rates payable on borrowings under the facility and revises certain financial covenants. Prime rate loans under the facility will now bear interest at a rate equal to the prime rate of Wachovia, as compared to the previous interest rate of 1.0% above the prime rate. Further, Eurodollar rate loans will now bear interest at a rate of 2.0% above Wachovia’s adjusted Eurodollar rate, as compared to the previous interest rate of 3.5% above the adjusted Eurodollar rate. The amendment also eliminates the minimum adjusted working capital and net working capital requirements previously imposed by the facility and replaces those requirements with new covenants based on Liggett’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Amendment, and Liggett’s capital expenditures, as defined in the Amendment. The revised covenants provide that Liggett’s EBITDA, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The revised covenants also require that annual capital expenditures (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year.
      100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, had a term loan under the credit facility which was repaid on November 2, 2006.
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
      Beginning in October 2001, Liggett upgraded the efficiency of its manufacturing operation at Mebane with the addition of four new cigarette makers and packers, as well as related equipment. The total cost of these upgrades was approximately $20,000. Liggett took delivery of the first two of the new lines in the fourth quarter of 2001 and financed the purchase price of $6,404 through the issuance of notes, guaranteed by us and payable in 60 monthly installments of $106 with interest calculated at the prime rate. These notes were paid in full in the fourth quarter of 2006. In March 2002, the third line was delivered, and the purchase price of $3,023 was financed through the issuance of a note, payable in 30 monthly installments of $62 and then 30 monthly installments of $51 with an interest rate of LIBOR plus 2.8%. In May 2002, the fourth line was delivered, and Liggett financed the purchase price of $2,871 through the issuance of a note, payable in 30 monthly installments of $59 and then 30 monthly installments of $48 with an interest rate of LIBOR plus 2.8%. In September 2002, Liggett purchased additional equipment for $1,573 through the issuance of a note guaranteed by us, payable in 60 monthly installments of $26 plus interest calculated at LIBOR plus 4.31%.

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
      Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Liggett has a number of valid defenses to claims asserted against it. Litigation is subject to many uncertainties. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. Plaintiff has recently moved the court to enter final judgment and to tax costs and attorneys’ fees. Liggett may be required to bond the amount of the judgment against it to perfect its appeal. In April 2004, a Florida state court jury awarded compensatory damages of $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed the verdict. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 12 to our consolidated financial statements and “Legislation and Regulation” below for a description of legislation, regulation and litigation.
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
      V.T. Aviation. In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 119 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,873, based on current interest rates.

      VGR Aviation. In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by us. The loan is payable in 119 monthly installments of $40, including annual interest at 2.75% above the 30-day commercial paper rate, with a final payment of $3,944 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to our direct subsidiary, VGR Aviation LLC, which has assumed the debt.
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
      Vector. We believe that we will continue to meet our liquidity requirements through 2007. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $29,750, dividends on our outstanding shares (currently at an annual rate of approximately $99,000) and corporate expenses. In addition, $35,000 of Vector Tobacco notes issued in the 2002 Medallion acquisition mature on April 1, 2007. We anticipate funding our expenditures for current operations and required principal payments with available cash resources, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.
      In July 2006, we sold $110,000 of our 3.875% variable interest senior convertible debentures due 2026 in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933. We used the net proceeds of the offering to redeem our remaining 6.25% convertible subordinated notes due 2008 and for general corporate purposes.
      The debentures pay interest on a quarterly basis at a rate of 3.875% per annum, with an additional amount of interest payable on each interest payment date. The additional amount is based on the amount of cash dividends paid by us on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of our common stock into which the debentures will be convertible on such record date (together, the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into our common stock, at the holder’s option. The conversion price, which was $20.48 per share at December 31, 2006, is subject to adjustment for various events, including the issuance of stock dividends.
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
      The notes pay interest on a quarterly basis at a rate of 5% per year with an additional amount of interest payable on the notes on each interest payment date. This additional amount is based on the amount of cash dividends actually paid by us per share on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the number of shares of our common stock into which the notes are convertible on such record date (together, the “Notes Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date is the higher of (i) the Notes Total Interest and (ii) 6 3/4% per year. The notes are convertible into our common stock, at the holder’s option. The conversion price, which was of $17.60 at December 31, 2006, is subject to adjustment for various events, including the issuance of stock dividends.
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
      In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes paid interest at 6.25% per annum and were convertible into our common stock, at the option of the holder. The conversion price was subject to adjustment for various events, and any cash distribution on our common stock resulted in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into our common stock, in October 2004, $8 of the notes were converted, and, in June 2006, $70,000 of the notes were converted. We redeemed the remaining notes on August 14, 2006 at a redemption price of 101.042% of the principal amount plus accrued interest.
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

We paid during the third and fourth quarters of 2006 approximately $41,400, including interest, with respect to the gain recognized in 1999. As a result of the settlement, we reduced, during the third quarter of 2006, the excess portion ($11,500) of a previously established reserve in our consolidated financial statements, which resulted in a decrease in such amount in reported income tax expense in our consolidated statements of operations.
      Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of December 31, 2006, our deferred income tax liabilities exceeded our deferred income tax assets by $64,000. The largest component of our deferred tax liabilities exists because of differences that resulted from the Philip Morris brand transaction discussed above.
Long-Term Financial Obligations and Other Commercial Commitments
      Our significant long-term contractual obligations as of December 31, 2006 were as follows:

			Fiscal Year
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total

Long-term debt(1)	$52,686	$4,923	$17,867	$2,574	$112,920	$102,982	$293,952
Operating leases(2)	4,647	3,840	3,005	2,222	2,181	3,017	18,912
Inventory purchase commitments(3)	5,882	—	—	—	—	—	5,882
Capital expenditure purchase commitments(4)	1,390	—	—	—	—	—	1,390
New Valley obligations under limited partnership agreements	462	—	—	—	—	—	462
Interest payments(5)	31,714	31,797	30,425	31,202	31,151	258,964	415,253

Total(6)	$96,781	$40,560	$51,297	$35,998	$146,252	$364,963	$735,851

(1)	Long-term debt is shown before discount. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 7 to our consolidated financial statements.

(2)	Operating lease obligations represent estimated lease payments for facilities and equipment. The amounts presented do not include amounts scheduled to be received under non-cancelable operating subleases of $1,038 in 2007, $1,040 in 2008, $1,024 in 2009, $946 in 2010, $965 in 2011 and $1,367 thereafter. See Note 8 to our consolidated financial statements.

(3)	Inventory purchase commitments represent purchase commitments under our leaf inventory management program. See Note 4 to our consolidated financial statements.

(4)	Capital expenditure purchase commitments represent purchase commitments for machinery and equipment at Liggett and Vector Tobacco. See Note 5 to our consolidated financial statements.

(5)	Interest payments are based on current interest rates at December 31, 2006 and the assumption our current cash dividend policy of $0.40 per quarter and our current stock dividend policy of 5% per year will continue.

(6)	Because their future cash outflows are uncertain, the above table excludes our pension and postretirement benefit plans, contractual guarantees, and deferred taxes.
      Payments under the Master Settlement Agreement, discussed in Note 12 to our consolidated financial statements, and the federal tobacco quota legislation, discussed in “Legislation and Regulation” below, are excluded from the table above, as the payments are subject to adjustment for several factors, including inflation, overall industry volume, our market share and the market share of non-participating manufacturers.
Off-Balance Sheet Arrangements
      We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2006, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
      In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. We believe that the fair value of Eve’s guarantee was negligible at December 31, 2006.
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
      In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and we believe the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2006.
      At December 31, 2006, we had outstanding approximately $3,180 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.
      As of December 31, 2006, New Valley has committed to fund up to $200 to a non-consolidated real estate business and up to $262 to an investment partnership in which it is an investor. We have agreed, under certain circumstances, to guarantee up to $2,000 of debt of another non-consolidated real estate business. We believe the fair value of our guarantee was negligible at December 31, 2006.
Market Risk
      We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
      As of December 31, 2006, approximately $24,766 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of December 31, 2006, we had no interest rate caps or swaps.

Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $150.
      In addition, as of December 31, 2006, approximately $83,904 ($221,864 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. Included in the difference between the stated value of the debt and carrying value are embedded derivatives, which were estimated at $95,473 at December 31, 2006. Changes to the fair value of these embedded derivatives are reflected quarterly within the Company’s statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Change in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $4,100 with approximately $700 resulting from the embedded derivative associated with our 5% variable interest senior convertible notes due 2011 and the remaining $3,400 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $4,750 per year.
      We held investment securities available for sale totaling $18,960 at December 31, 2006, which includes 11,111,111 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $13,556. See Note 3 to our consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.
      New Valley also holds long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.
New Accounting Pronouncements
      Effective January 1, 2006, we adopted EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature.” The issuance of convertible debt with a beneficial conversion feature creates a temporary difference on which deferred taxes should be provided. The consensus is required to be applied in fiscal periods (years or quarters) beginning after December 15, 2005, by retroactive restatement of prior financial statements back to the issuance of the convertible debt. The retrospective application of EITF Issue No. 05-8 reduced income tax expense by $27 and $406 for the years ended December 31, 2004 and 2005, respectively and decreased stockholders’ equity by $7,859 as of January 1, 2006. The adoption of EITF Issue No. 05-8 reduced income tax expense and increased net income by $744 for the year ended December 31, 2006. See Note 1(u) to our consolidated financial statements for a reconciliation of stockholders’ equity accounts.
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
      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measure-

ments. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 will become effective for us beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect of accounting change. Such retrospective application is required for financial instruments, including derivatives and certain hybrid instruments with limitations on initial gains or losses under EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. We have not completed our assessment of the impact of this standard.
      In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of their benefit plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. In addition, SFAS No. 158 requires an employer to measure benefit plan assets and obligations that determine the funded status of a plan as of the end of its fiscal year. We presently measure the funded status of our plans at September 30 and the new measurement date requirements become effective for us for the year ended December 31, 2008. The prospective requirement to recognize the funded status of a benefit plan and to provide the required disclosures became effective for us on December 31, 2006. The adoption of SFAS No. 158 had no impact on our results of operations or cash flows. The adoption of SFAS No. 158 resulted in a $10,705 reduction of “Pension costs in excess of projected benefit obligations,” which is classified in other assets, a decrease in an intangible asset of $1,232, which is classified in other assets, an increase of $4,643 in “Deferred income taxes,” which is also included in other assets, an increase of other accrued current liabilities of $1,142, a decrease of non-current employee benefits of $1,799, which is comprised of a $349 decrease in non-current pension liabilities and $1,450 in non-current postretirement liabilities, and an $11,280 increase ($6,637 net of income taxes) to “Accumulated Other Comprehensive Loss,” which is included in stockholders’ equity.
      In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The provisions of SAB 108 are required to be applied beginning December 31, 2006. The adoption of SAB 108 did not impact our consolidated financial statements.
      In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.
Legislation and Regulation
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
      Since 1966, federal law has required that cigarettes manufactured, packaged or imported for sale or distribution in the United States include specific health warnings on their packaging. Since 1972, Liggett and the other cigarette manufacturers have included the federally required warning statements in print advertising and on certain categories of point-of-sale display materials relating to cigarettes. The Federal Cigarette Labeling and Advertising Act (“FCLA Act”) requires that packages of cigarettes distributed in the United States and cigarette advertisements in the United States bear one of the following four warning statements: “SURGEON GENERAL’S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy”; “SURGEON GENERAL’S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health”; “SURGEON GENERAL’S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, And Low Birth Weight”; and “SURGEON GENERAL’S WARNING: Cigarette Smoke Contains Carbon Monoxide”. The law also requires that each person who manufactures, packages or imports cigarettes annually provide to the Secretary of Health and Human Services a list of ingredients added to tobacco in the manufacture of cigarettes. Annual reports to the United States Congress are also required from the Secretary of Health and Human Services as to current information on the health consequences of smoking and from the Federal Trade Commission (“FTC”) on the effectiveness of cigarette labeling and current practices and methods of cigarette advertising and promotion. Both federal agencies are also required annually to make such recommendations as they deem appropriate with regard to further legislation. It is possible that proposed legislation providing for regulation of cigarettes by the Food and Drug Administration (“FDA”), if enacted, could significantly change the warning requirements currently mandated by the FCLA Act. In addition, since 1997, Liggett has included the warning “Smoking is Addictive” on its cigarette packages.
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
      In August 1996, the FDA filed in the Federal Register a Final Rule classifying tobacco as a “drug” or “medical device”, asserting jurisdiction over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rule. In March 2000, the United States Supreme Court ruled that the FDA does not have the power to regulate tobacco. Liggett supported the FDA Rule and began to phase in compliance with certain of the proposed FDA regulations. Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers. Congressional advocates of FDA regulations have introduced legislation that would give the FDA authority to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health, thereby allowing the FDA to reinstate its prior regulations or adopt new or additional regulations. In October 2004, the Senate passed a bill, which did not become law, providing for FDA regulation of tobacco products. A substantially similar bill was reintroduced in Congress in February 2007. The ultimate outcome of these proposals cannot be predicted, but FDA regulation of tobacco products could have a material adverse effect on the Company.

      In August 1996, Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 2002, the United States Court of Appeals for the First Circuit ruled that the ingredients disclosure provisions violated the constitutional prohibition against unlawful seizure of property by forcing firms to reveal trade secrets. Liggett began voluntarily complying with this legislation in December 1997 by providing ingredient information to the Massachusetts Department of Public Health and, notwithstanding the appellate court’s ruling, has continued to provide ingredient disclosure. Liggett and Vector Tobacco also provide ingredient information annually, as required by law, to the states of Texas and Minnesota. Several other states are considering ingredient disclosure legislation, and the Senate bill providing for FDA regulation also calls for, among other things, ingredient disclosure.
      In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10,140,000 over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Management currently estimates that Liggett’s and Vector Tobacco’s assessment will be approximately $22,900 for the third year of the program which began January 1, 2007. The relative cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, that they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on the Company.
      Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. In 2006, eight states enacted increases in excise taxes. Further increases from other states are expected. Congress has considered and is currently considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and various states and other jurisdictions have currently under consideration or pending legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had an adverse effect on sales of cigarettes.
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
      Federal or state regulators may object to Vector Tobacco’s low nicotine and nicotine-free cigarette products and reduced risk cigarette products it may develop as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace or significant changes to advertising. Various concerns regarding Vector Tobacco’s advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has previously engaged in discussions in an effort to resolve these concerns and Vector Tobacco has, in the interim, suspended all print advertising for its QUEST brand. If Vector Tobacco is ultimately unable to advertise its QUEST brand, it could have a material adverse effect on sales of QUEST. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco’s products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco’s business may become subject to extensive domestic and international governmental regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution, advertising and labeling of tobacco products as well as any express or implied health claims associated with reduced risk, low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies such as the FDA, the FTC or the United States Department of Agriculture may be established. The FTC has expressed interest in the regulation of tobacco products which bear reduced carcinogen claims. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse effect on the Company.
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
      Our Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 16, 2007, are set forth beginning on page F-1 of this report.

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

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.
Material Changes in Internal Control
      During the fourth quarter of 2006, we implemented changes related to remediation of a material weakness in internal control over financial reporting with respect to accounting for the amortization of the debt discount created by the embedded derivative and the beneficial conversion feature associated with our 5% variable interest senior convertible notes due 2011 issued in the fourth quarter of 2004 and the first half of 2005 (as reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006). We have revised the amortization of our debt discount for our 5% variable interest senior convertible notes due 2011 and have established a control to test the amortization of debt discounts to ascertain that such amortization results in a consistent yield on our convertible debt over its term in accordance with the effective interest method and generally accepted accounting principles. We will perform such a review and test for any new convertible debt or any changes to projected interest payments on our existing convertible debt to ensure it results in a consistent yield.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
      This information is contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, and incorporated herein by reference.

Item 11.	Executive Compensation
      This information is contained in the Proxy Statement and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      This information is contained in the Proxy Statement and incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
      This information is contained in the Proxy Statement and incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      This information is contained in the Proxy Statement and incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) INDEX TO 2006 CONSOLIDATED FINANCIAL STATEMENTS:
      Our consolidated financial statements and the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 16, 2007, appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts	Page F-75
      Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

Douglas Elliman Realty, LLC
      The consolidated financial statements of Douglas Elliman Realty, LLC as of December 31, 2006 and 2005 and for the three years ended December 31, 2006 will be filed by amendment hereto on Form 10-K/ A. Such financial statements will be filed with the SEC no later than 90 days after the end of our fiscal year covered by this report in accordance with Rule 3-09 of Regulation S-X.

Koa Investors LLC
      The consolidated financial statements of Koa Investors LLC as of December 31, 2006 and 2005 and for the three years ended December 31, 2006 will be filed by amendment hereto on form 10-K/ A. Such financial statements will be filed with the SEC no later than 90 days after the end of our fiscal year covered by this report in accordance with Rule 3-09 of Regulation S-X.

(a)(3) EXHIBITS
      (a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:
INDEX OF EXHIBITS

Exhibit
No.	Description

* 3.1	Amended and Restated Certificate of Incorporation of Vector Group Ltd. (formerly known as Brooke Group Ltd.) (“Vector”) (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended September 30, 1999)
* 3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector (incorporated by reference to Exhibit 3.1 in Vector’s Form 8-K dated May 24, 2000)
* 3.3	By-Laws of Vector (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated January 1, 2006)
* 4.1	Amended and Restated Loan and Security Agreement, dated as of April 14, 2004, by and between Congress Financial Corporation, as lender, Liggett Group Inc., as borrower, 100 Maple LLC and Epic Holdings Inc. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated April 14, 2004)
* 4.2	Amendment to Amended and Restated Loan and Security Agreement, dated December 13, 2005, by and between Wachovia Bank, N.A., as lender, Liggett Group Inc., as borrower, 100 Maple LLC and Epic Holdings Inc. (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated December 13, 2005)
* 4.3	Form of 6 1/2% Promissory Note of VGR Acquisition Inc. due 2007 (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated February 15, 2002)
* 4.4	Indenture, dated as of November 18, 2004, between Vector and Wells Fargo Bank, N.A., as Trustee, relating to the 5% Variable Interest Senior Convertible Notes due 2011, including the form of Note (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 18, 2004)
* 4.5	Indenture, dated as of April 13, 2005, by and between Vector and Wells Fargo Bank, N.A., relating to the 5% Variable Interest Senior Convertible Notes due 2011 including the form of Note (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated April 14, 2005)
* 4.6	Registration Rights Agreement, dated as of April 13, 2005, by and between Vector and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated April 14, 2005)
* 4.7	Indenture, dated as of July 12, 2006, by and between Vector and Wells Fargo Bank, N.A., relating to the 3 7/8% Variable Interest Senior Convertible Debentures due 2026 (the “3 7/8% Debentures”), including the form of the 3 7/8% Debenture (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated July 11, 2006)
* 4.8	Registration Right Agreement, dated as of July 12, 2006, by and between Vector and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated July 11, 2006)
* 10.1	Corporate Services Agreement, dated as of June 29, 1990, between Vector and Liggett (incorporated by reference to Exhibit 10.10 in Liggett’s Registration Statement on Form S-1, No. 33-47482)
* 10.2	Services Agreement, dated as of February 26, 1991, between Brooke Management Inc. (“BMI”) and Liggett (the “Liggett Services Agreement”) (incorporated by reference to Exhibit 10.5 in VGR Holding’s Registration Statement on Form S-1, No. 33-93576)
* 10.3	First Amendment to Liggett Services Agreement, dated as of November 30, 1993, between Liggett and BMI (incorporated by reference to Exhibit 10.6 in VGR Holding’s Registration Statement on Form S-1, No. 33-93576)
* 10.4	Second Amendment to Liggett Services Agreement, dated as of October 1, 1995, between BMI, Vector and Liggett (incorporated by reference to Exhibit 10(c) in Vector’s Form 10-Q for the quarter ended September 30, 1995)
* 10.5	Third Amendment to Liggett Services Agreement, dated as of March 31, 2001, by and between Vector and Liggett (incorporated by reference to Exhibit 10.5 in Vector’s Form 10-K for the year ended December 31, 2003)

Exhibit
No.	Description

* 10.6	Corporate Services Agreement, dated January 1, 1992, between VGR Holding and Liggett (incorporated by reference to Exhibit 10.13 in Liggett’s Registration Statement on Form S-1, No. 33-47482)
* 10.7	Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts, and State of Louisiana, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 15 in the Schedule 13D filed by Vector on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.)
* 10.8	Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in Vector’s Form 10-Q for the quarter ended March 31, 1997)
* 10.9	Settlement Agreement, dated March 12, 1998, by and among the States listed in Appendix A thereto, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.35 in Vector’s Form 10-K for the year ended December 31, 1997)
* 10.10	Master Settlement Agreement made by the Settling States and Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.’s Form 8-K dated November 25, 1998, Commission File No. 1-8940)
* 10.11	General Liggett Replacement Agreement, dated as of November 23, 1998, entered into by each of the Settling States under the Master Settlement Agreement, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.34 in Vector’s Form 10-K for the year ended December 31, 1998)
* 10.12	Stipulation and Agreed Order regarding Stay of Execution Pending Review and Related Matters, dated May 7, 2001, entered into by Philip Morris Incorporated, Lorillard Tobacco Co., Liggett Group Inc. and Brooke Group Holding Inc. and the class counsel in Engel, et. al., v. R.J. Reynolds Tobacco Co., et. al. (incorporated by reference to Exhibit 99.2 in Philip Morris Companies Inc.’s Form 8-K dated May 7, 2001)
* 10.13	Letter Agreement, dated November 20, 1998, by and among Philip Morris Incorporated (“PM”), Brooke Group Holding, Liggett & Myers Inc. (“L&M”) and Liggett (incorporated by reference to Exhibit 10.1 in Vector’s Report on Form 8-K dated November 25, 1998)
* 10.14	Amended and Restated Formation and Limited Liability Company Agreement of Trademarks LLC, dated as of May 24, 1999, among Brooke Group Holding, L&M, Eve Holdings Inc. (“Eve”), Liggett and PM, including the form of Trademark License Agreement (incorporated by reference to Exhibit 10.4 in Vector’s Form 10-Q for the quarter ended June 30, 1999)
* 10.15	Class A Option Agreement, dated as of January 12, 1999, among Brooke Group Holding, L&M, Eve, Liggett and PM (incorporated by reference to Exhibit 10.61 in Vector’s Form 10-K for the year ended December 31, 1998)
* 10.16	Class B Option Agreement, dated as of January 12, 1999, among Brooke Group Holding, L&M, Eve, Liggett and PM (incorporated by reference to Exhibit 10.62 in Vector’s Form 10-K for the year ended December 31, 1998)
* 10.17	Pledge Agreement dated as of May 24, 1999 from Eve, as grantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit 10.5 in Vector’s Form 10-Q for the quarter ended June 30, 1999)
* 10.18	Guaranty dated as of June 10, 1999 from Eve, as guarantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit 10.6 in Vector’s Form 10-Q for the quarter ended June 30, 1999)
* 10.19	Vector Group Ltd. 1998 Long-Term Incentive Plan (incorporated by reference to the Appendix to Vector’s Proxy Statement dated September 15, 1998)
* 10.20	Stock Option Agreement, dated July 20, 1998, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 6 in the Amendment No. 5 to the Schedule 13D filed by Bennett S. LeBow on October 16, 1998 with respect to the common stock of Vector)
* 10.21	Amended and Restated Employment Agreement (“LeBow Employment Agreement), dated as of September 27, 2005, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated September 27, 2005)

Exhibit
No.	Description

* 10.22	Amendment dated January 27, 2006 to LeBow Employment Agreement (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated January 27, 2006)
* 10.23	Amended and Restated Employment Agreement dated as of January 27, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 27, 2006)
* 10.24	Employment Agreement, dated as of January 27, 2006, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated January 27, 2006)
* 10.25	Amended and Restated Employment Agreement, dated as of January 27, 2006, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated January 27, 2006)
* 10.26	Executive Retirement Agreement and Release, dated as of February 3, 2006, between Vector and Joselynn D. Van Siclen (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated February 3, 2006)
* 10.27	Employment Agreement, dated as of November 11, 2005, between Liggett Group Inc. and Ronald J. Bernstein (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 11, 2005)
* 10.28	Employment Agreement, dated as of January 27, 2006, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated January 27, 2006)
* 10.29	Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Appendix A in Vector’s Proxy Statement dated April 21, 2004)
* 10.30	Stock Option Agreement, dated November 4, 1999, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.59 in Vector’s Form 10-K for the year ended December 31, 1999)
* 10.31	Stock Option Agreement, dated November 4, 1999, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.60 in Vector’s Form 10-K for the year ended December 31, 1999)
* 10.32	Stock Option Agreement, dated November 4, 1999, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.61 in Vector’s Form 10-K for the year ended December 31, 1999)
* 10.33	Stock Option Agreement, dated November 4, 1999, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.63 in Vector’s Form 10-K for the year ended December 31, 1999)
10.34	Stock Option Agreement, dated November 4, 1999, between Vector and J. Bryant Kirkland III
* 10.35	Stock Option Agreement, dated January 22, 2001, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended March 31, 2001)
* 10.36	Stock Option Agreement, dated January 22, 2001, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.2 in Vector’s Form 10-Q for the quarter ended March 31, 2001)
* 10.37	Restricted Share Award Agreement, dated as of September 27, 2005, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated September 27, 2005)
* 10.38	Restricted Share Award Agreement, dated as of November 11, 2005, between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated November 11, 2005)
* 10.39	Option Letter Agreement, dated as of November 11, 2005 between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated November 11, 2005)
* 10.40	Restricted Share Award Agreement, dated as of November 16, 2005, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 16, 2005)
* 10.41	Vector Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.7 in Vector’s Form 8-K dated January 27, 2006)

Exhibit
No.	Description

* 10.42	Vector Supplemental Retirement Plan (as amended and restated January 27, 2006) (incorporated by reference to Exhibit 10.6 in Vector’s Form 8-K dated January 27, 2006)
* 10.43	Letter Agreement, dated November 22, 2004, between Vector and Mr. LeBow (incorporated by reference to Exhibit 14 to Amendment No. 11, dated November 23, 2004, to the Schedule 13D filed by Bennett S. LeBow with respect to the Company’s common stock)
* 10.44	Purchase Agreement, dated as of March 30, 2005, among Vector and Jefferies & Company, Inc. (incorporated by reference to Exhibit 1.1 in Vector’s Form 8-K dated March 30, 2005)
* 10.45	Letter Agreement, dated April 13, 2005, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated April 14, 2005)
* 10.46	Agreement, dated as of June 7, 2006, between the Company and Frost Gamma Investments Trust, an entity affiliated with Dr. Phillip Frost, relating to the conversion of 6.25% convertible subordinated notes due 2008 (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated June 7, 2006)
* 10.47	Agreement, dated as of June 7, 2006, between the Company and Barberry Corp., an entity affiliated with Carl C. Icahn, relating to the conversion of 6.25% convertible subordinated notes due 2008 (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated June 7, 2006)
* 10.48	Purchase Agreement, dated as of June 27, 2006, among Vector and Jefferies (incorporated by reference to Exhibit 1.1 in Vector’s Form 8-K dated June 27, 2006)
* 10.49	Letter Agreement, dated July 14, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated July 11, 2006)
* 10.50	Notice of Redemption of 6 1/4% Convertible Subordinated Notes due 2008, dated July 14, 2006 (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated July 11, 2006)
* 10.51	Closing Agreement on Final Determination Covering Specific Matters between Vector and the Commissioner of Internal Revenue of the United States of America dated July 20, 2006 (incorporated by reference to Exhibit 10.3 in Vector’s Form 10-Q for the quarter ended September 30, 2006)
* 10.52	Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC) dated December 17, 2002 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 8-K dated December 13, 2002)
* 10.53	First Amendment to Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC), dated as of March 14, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended March 31, 2003)
* 10.54	Second Amendment to Operating Agreement of Douglas Elliman Realty, LLC, dated as of May 19, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended June 30, 2003)
* 10.55	Note and Equity Purchase Agreement, dated as of March 14, 2003 (the “Note and Equity Purchase Agreement”), by and between Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC), New Valley Real Estate Corporation and The Prudential Real Estate Financial Services of America, Inc., including form of 12% Subordinated Note due March 14, 2013 (incorporated by reference to Exhibit 10.2 in New Valley’s Form 10-Q for the quarter ended March 31, 2003)
* 10.56	Amendment to the Note and Equity Purchase Agreement, dated as of April 14, 2003 (incorporated by reference to Exhibit 10.3 in New Valley’s Form 10-Q for the quarter ended March 31, 2003)
21	Subsidiaries of Vector
23	Consent of PricewaterhouseCoopers LLP relating to Vector’s Registration Statements on Form S-8 (No. 333-59210, No. 333-71596, No. 333-118113 and 333-130406) and Registration Statements on Form S-3 (No. 333-46055, No. 33-38869, No. 333-45377, No. 333-56873, No. 333-62156, No. 333-69294, No. 333-82212, No. 333-121502, No. 333-121504, No. 333-125077, No. 333-131393, No. 333-135816, No. 333-135962 and No. 333-137093)
31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
No.	Description

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Material Legal Proceedings

*	Incorporated by reference
      Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. 10.19 through 10.42.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By:	/s/ J. Bryant Kirkland III

J. Bryant Kirkland III
Vice President, Chief Financial Officer and
Treasurer
Date: March 16, 2007

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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2007.

Signature	Title

/s/ Howard M. Lorber Howard M. Lorber	President and Chief Executive Officer (Principal Executive Officer)

/s/ J. Bryant Kirkland III J. Bryant Kirkland III	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Henry C. Beinstein Henry C. Beinstein	Director

/s/ Ronald J. Bernstein Ronald J. Bernstein	Director

/s/ Robert J. Eide Robert J. Eide	Director

/s/ Bennett S. LeBow Bennett S. LeBow	Director

/s/ Jeffrey S. Podell Jeffrey S. Podell	Director

/s/ Jean E. Sharpe Jean E. Sharpe	Director

VECTOR GROUP LTD.
FORM 10-K FOR THE Year Ended December 31, 2006
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

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Stockholders
of Vector Group Ltd.:
     We have completed integrated audits of Vector Group Ltd.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vector Group Ltd. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in Note 1 (m) and Note 1 (n) to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit and other post retirement plans effective December 31, 2006 and the manner in which it accounts for share-based compensation in 2006. In addition, in 2006, the Company changed the manner in which it accounts for the income tax effect of issuing convertible debt with a beneficial conversion feature as discussed in Note 1 (u) to the consolidated financial statements.
Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting”, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Miami, Florida
March 16, 2007

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	December 31,	December 31,
	2006	2005

		Revised(1)
ASSETS:
Current assets:
Cash and cash equivalents	$146,769	$181,059
Investment securities available for sale	18,960	18,507
Accounts receivable — trade	15,480	12,714
Inventories	91,299	70,395
Deferred income taxes	27,580	26,179
Other current assets	3,068	10,245

Total current assets	303,156	319,099
Property, plant and equipment, net	59,921	62,523
Long-term investments accounted for at cost	32,971	7,828
Long-term investments accounted for on the equity method	10,230	—
Investments in non-consolidated real estate businesses	28,416	17,391
Restricted assets	8,274	6,743
Deferred income taxes	43,973	69,988
Intangible asset	107,511	107,511
Prepaid pension costs	20,933	—
Other assets	22,077	12,469

Total assets	$637,462	$603,552

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$52,686	$9,313
Accounts payable	7,203	15,394
Accrued promotional expenses	12,527	18,317
Accrued taxes payable, net	22,904	32,392
Settlement accruals	47,408	22,505
Deferred income taxes	5,020	3,891
Accrued interest	2,586	5,770
Other accrued liabilities	18,452	20,518

Total current liabilities	168,786	128,100
Notes payable, long-term debt and other obligations, less current portion	103,304	238,242
Fair value of derivatives embedded within convertible debt	95,473	39,371
Non-current employee benefits	36,050	17,235
Deferred income taxes	130,533	145,892
Other liabilities	8,339	5,646
Commitments and contingencies	—	—

Total liabilities	542,485	574,486

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 10,000,000 shares	—	—
Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 59,843,379 and 53,417,525 shares and outstanding 57,031,269 and 49,849,735 shares	5,703	4,985
Additional paid-in capital	132,807	133,325
Unearned compensation	—	(11,681)
Deficit	(28,192)	(70,633)
Accumulated other comprehensive loss	(2,587)	(10,610)
Less: 2,812,110 and 3,567,790 shares of common stock in treasury, at cost	(12,754)	(16,320)

Total stockholders’ equity	94,977	29,066

Total liabilities and stockholders’ equity	$637,462	$603,552

(1)	See Note 1(u)
The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,

	2006	2005	2004

		Revised(1)	Revised(1)
Revenues*	$506,252	$478,427	$498,860
Expenses:
Cost of goods sold (including inventory impairment of $890 in 2006 and $37,000 in 2004)*	315,163	285,393	325,663
Operating, selling, administrative and general expenses	90,833	114,048	144,051
Gain on sale of assets	(2,210)	(12,748)	—
Provision for loss on uncollectible receivable	—	2,750	—
Restructuring and impairment charges	1,437	(127)	13,699

Operating income	101,029	89,111	15,447
Other income (expenses):
Interest and dividend income	9,000	5,610	2,563
Interest expense	(37,776)	(29,812)	(24,144)
Changes in fair value of derivatives embedded within convertible debt	112	3,082	(412)
Loss on extinguishment of debt	(16,166)	—	(5,333)
Gain on investments, net	3,019	1,426	8,664
Gain from conversion of LTS notes	—	9,461	—
Equity in loss on operations of LTS	—	(299)	—
Equity income from non-consolidated real estate businesses	9,086	7,543	9,782
Other, net	176	(354)	60

Income from continuing operations before provision for income taxes and minority interests	68,480	85,768	6,627
Income tax (expense) benefit	(25,768)	(41,214)	6,862
Minority interests	—	(1,969)	(9,027)

Income from continuing operations	42,712	42,585	4,462
Discontinued operations:
Income from discontinued operations, net of minority interests and taxes	—	82	458
Gain on disposal of discontinued operations, net of minority interest and taxes	—	2,952	2,231

Income from discontinued operations	—	3,034	2,689

Income before extraordinary item	42,712	45,619	7,151
Extraordinary item, unallocated negative goodwill	—	6,766	—

Net income	$42,712	$52,385	$7,151

Per basic common share:
Income from continuing operations	$0.73	$0.91	$0.10

Income from discontinued operations	$0.00	$0.07	$0.06

Income from extraordinary item	$0.00	$0.15	$0.00

Net income applicable to common shares	$0.73	$1.13	$0.16

Per diluted common share:
Income from continuing operations	$0.71	$0.86	$0.09

Income from discontinued operations	$0.00	$0.06	$0.06

Income from extraordinary item	$0.00	$0.14	$0.00

Net income applicable to common shares	$0.71	$1.06	$0.15

Cash distributions declared per share	$1.54	$1.47	$1.40

(1)	See Note 1(u)

*	Revenues and Cost of goods sold include excise taxes of $174,339, $161,753 and $175,674 for the years ended December 31, 2006, 2005 and 2004, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in Thousands, Except Per Share Amounts)
Revised(1)

							Accumulated
							Other
	Common Stock		Additional				Comprehensive
			Paid-In	Unearned		Treasury	Income
	Shares	Amount	Capital	Compensation	Deficit	Stock	(Loss)	Total

Balance, January 1, 2004	39,021,189	$3,902	$100,829	$(428)	$(129,760)	$(11,683)	$(9,335)	$(46,475)
Net income	—	—	—	—	7,151	—	—	7,151
Pension related minimum liability adjustments, net of taxes	—	—	—	—	—	—	885	885
Unrealized loss on investment securities, net of taxes	—	—	—	—	—	—	(1,959)	(1,959)

Total other comprehensive loss	—	—	—	—	—	—	—	(1,074)

Total comprehensive income	—	—	—	—	—	—	—	6,077

Distributions on common stock	—	—	(64,106)	—	—	—	—	(64,106)
Effect of stock dividend	1,987,129	199	—	—	(199)	—	—	—
Restricted stock grants	40,000	4	596	(600)	—	—	—	—
Exercise of warrants and options, net of 332,022 shares delivered to pay exercise price	724,954	72	7,589	—	—	(4,469)	—	3,192
Tax benefit of options exercised	—	—	2,990	—	—	—	—	2,990
Amortization of deferred compensation	—	—	—	372	—	—	—	372
Note conversion	319	—	8	—	—	—	—	8
Effect of New Valley share repurchase	—	—	(63)	—	—	—	—	(63)
Beneficial conversion feature of notes payable	—	—	8,788	—	—	—	—	8,788

Balance, December 31, 2004	41,773,591	4,177	56,631	(656)	(122,808)	(16,152)	(10,409)	(89,217)
Net income	—	—	—	—	52,385	—	—	52,385
Pension related minimum liability adjustments, net of taxes	—	—	—	—	—	—	322	322
Forward contract adjustments, net of taxes	—	—	—	—	—	—	(599)	(599)
Unrealized loss on investment securities, net of taxes	—	—	—	—	—	—	(494)	(494)

Total other comprehensive loss	—	—	—	—	—	—	—	(771)

Total comprehensive income	—	—	—	—	—	—	—	51,614

Distributions on common stock	—	—	(73,238)	—	—	—	—	(73,238)
Effect of stock dividend	2,099,451	210	—	—	(210)	—	—	—
Restricted stock grants	628,570	63	12,295	(12,295)	—	—	—	63
Exercise of options, net of 8,100 shares delivered to pay exercise price	303,764	30	3,764	—	—	(168)	—	3,626
Tax benefit of options exercised	—	—	578	—	—	—	—	578
Amortization of deferred compensation	—	—	—	1,270	—	—	—	1,270
Effect of New Valley restricted stock transactions, net	—	—	(379)	—	—	—	—	(379)
Beneficial conversion feature of convertible debt, net of taxes	—	—	6,418	—	—	—	—	6,418
Acquisition of New Valley minority interest	5,044,359	505	127,256	—	—	—	570	128,331

Balance, December 31, 2005	49,849,735	4,985	133,325	(11,681)	(70,633)	(16,320)	(10,610)	29,066
Net income	—	—	—	—	42,712	—	—	42,712
Pension related minimum liability adjustments, net of taxes	—	—	—	—		—	9,461	9,461
Forward contract adjustments, net of taxes	—	—	—	—	—	—	254	254
Unrealized loss on investment securities, net of taxes	—	—	—	—	—	—	4,945	4,945

Total other comprehensive income	—	—	—	—	—	—	—	14,660

Total comprehensive income	—		—	—	—		—	57,372

Adoption of SFAS No. 158	—	—	—	—	—	—	(6,637)	(6,637)
Reclassifications in accordance with SFAS No. 123(R)	—	—	(11,681)	11,681	—	—	—	—
Distributions on common stock	—	—	(92,359)	—	—	—	—	(92,359)
Effect of stock dividend	2,708,295	271	—	—	(271)	—	—	—
Exercise of options, net of 41,566 shares delivered to pay exercise price	273,239	27	3,241	—	—	(697)	—	2,571
Amortization of deferred compensation	—	—	3,926	—	—	—	—	3,926
Note conversion	4,200,000	420	79,522	—	—	4,263	—	84,205
Beneficial conversion feature of convertible debt, net of taxes	—	—	16,833	—	—	—	—	16,833

Balance, December 31, 2006	57,031,269	$5,703	$132,807	$—	$(28,192)	$(12,754)	$(2,587)	$94,977

See Note 1(u)
The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,

	2006	2005	2004

		Revised(1)	Revised(1)
Cash flows from operating activities:
Net income	$42,712	$52,385	$7,151
Income from discontinued operations	—	(3,034)	(2,689)
Extraordinary item	—	(6,766)	—

	42,712	42,585	4,462

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,888	11,220	11,823
Non-cash stock-based expense	3,926	3,133	578
Non-cash portion of restructuring and impairment charges	1,437	(127)	44,241
Loss on extinguishment of debt	16,166	—	5,333
Minority interests	—	1,969	9,027
Gain on sale of investment securities available for sale	(3,019)	(1,426)	(8,518)
Gain on long-term investments	—	—	(146)
(Gain) loss on sale of assets	(2,210)	(12,432)	14
Provision for loss on uncollectible receivable	—	2,750	—
Deferred income taxes	(10,379)	20,904	(14,132)
Gain from conversion of LTS notes	—	(9,461)	—
Equity loss on operations of LTS	—	299	—
Provision for loss on marketable securities	—	433	—
Equity income in non-consolidated real estate businesses	(9,086)	(7,543)	(9,782)
Distributions from non-consolidated real estate businesses	7,311	5,935	5,840
Non-cash interest expense	5,176	1,068	4,123
Changes in assets and liabilities (net of effect of acquisitions and dispositions):
Receivables	(2,766)	(10,235)	7,961
Inventories	(20,904)	8,546	10,774
Change in book overdraft.	759	—	—
Accounts payable and accrued liabilities	(2,881)	6,172	(21,040)
Cash payments on restructuring liabilities	(1,284)	(4,842)	(6,458)
Other assets and liabilities, net	11,169	8,509	(1,221)
Cash flows from discontinued operations	—	732	1,743

Net cash provided by operating activities	46,015	68,189	44,622

Cash flows from investing activities:
Proceeds from sale of businesses and assets	1,486	14,118	25,713
Proceeds from sale or maturity of investment securities	30,407	7,490	68,357
Purchase of investment securities	(19,706)	(4,713)	(12,197)
Proceeds from sale or liquidation of long-term investments	326	48	576
Purchase of long-term investments	(35,345)	(227)	(409)
Purchase of LTS stock	—	(3,250)	—
(Increase) decrease in restricted assets	(1,527)	16	1,157
Investments in non-consolidated real estate businesses	(9,850)	(6,250)	(4,500)
Distributions from non-consolidated real estate businesses	—	5,500	—
Issuance of note receivable	—	(2,750)	(1,750)
Costs associated with New Valley acquisition	—	(2,422)	—
Capital expenditures	(9,558)	(10,295)	(4,294)
Increase in cash surrender value of life insurance policies	(898)	—	—
Cash flows from discontinued operations	—	66,912	40

Net cash (used in) provided by investing activities	(44,665)	64,177	72,693

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,

	2006	2005	2004

		Revised(1)	Revised(1)
Cash flows from financing activities:
Proceeds from debt	118,146	50,841	66,905
Repayments of debt	(72,925)	(4,305)	(84,425)
Deferred financing charges	(5,280)	(2,068)	(2,918)
Borrowings under revolver	514,739	457,111	531,467
Repayments on revolver	(502,753)	(457,127)	(531,450)
Distributions on common stock	(90,138)	(70,252)	(64,106)
Proceeds from exercise of Vector options and warrants	2,571	3,626	3,233
Proceeds from exercise of New Valley warrants	—	—	91
New Valley repurchase of common shares	—	—	(202)
Other, net	—	76	(17)
Cash flows from discontinued operations	—	(39,213)	(697)

Net cash used in financing activities	(35,640)	(61,311)	(82,119)

Net (decrease) increase in cash and cash equivalents	(34,290)	71,055	35,196
Cash and cash equivalents, beginning of year	181,059	110,004	74,808

Cash and cash equivalents, end of year	$146,769	$181,059	$110,004

(1)	See Note 1(u).
The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation:
      The consolidated financial statements of Vector Group Ltd. (the “Company” or “Vector”) include the accounts of VGR Holding LLC (“VGR Holding”), Liggett Group LLC (“Liggett”), Vector Tobacco Inc. (“Vector Tobacco”), Liggett Vector Brands Inc. (“Liggett Vector Brands”), New Valley LLC (“New Valley”) and other less significant subsidiaries. The Company owned all of the limited liability company interests of New Valley at December 31, 2006 and 2005 and owned 58.1% of the common shares of its corporate predecessor, New Valley Corporation, at December 31, 2004. (See Note 18.) All significant intercompany balances and transactions have been eliminated.
      Liggett is engaged in the manufacture and sale of cigarettes in the United States. Vector Tobacco is engaged in the development and marketing of low nicotine and nicotine-free cigarette products and the development of reduced risk cigarette products. New Valley is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties.
      As discussed in Note 19, New Valley’s real estate leasing operations, sold in February 2005, are presented as discontinued operations for the years ended December 31, 2005 and 2004.

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

(c) Cash and Cash Equivalents:
      For purposes of the statements of cash flows, cash includes cash on hand, cash on deposit in banks and cash equivalents, comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (FDIC) and Securities Investor Protection Corporation (SPIC) insure these balances, up to $100 and $500, respectively, and substantially all of the Company’s cash balances at December 31, 2006 are uninsured.

(d) Financial Instruments:
      The carrying value of cash and cash equivalents, restricted assets and short-term loans approximate their fair value.
      The carrying amounts of short-term debt reported in the consolidated balance sheets approximate fair value. The fair value of long-term debt for the years ended December 31, 2006 and 2005 was estimated based on current market quotations, where available.
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
      The Company uses forward foreign exchange contracts to mitigate its exposure to changes in exchange rates relating to purchases of equipment from third parties. The primary currency to which the Company is exposed is the euro. A substantial portion of the Company’s foreign exchange contracts is effective as hedges. The fair value of forward foreign exchange contracts designated as hedges is reported in other current assets or current liabilities and is recorded in other comprehensive income. The fair value of the hedge was an asset of $31 at December 31, 2006 and a liability of approximately $734 at December 31, 2005.

(e) Investment Securities:
      The Company classifies investments in debt and marketable equity securities as available for sale. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders’ equity. The cost of securities sold is determined based on average cost.
      Gains are recognized when realized in the Company’s consolidated statements of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. The Company’s policy is to review its securities on a periodic basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of the Company’s marketable securities, it is the Company’s policy to record an impairment charge with respect to such investment in the Company’s consolidated statements of operations. The Company recorded a loss related to other-than-temporary declines in the fair value of its marketable equity securities totaling $433 for the year ended December 31, 2005.

(f) Significant Concentrations of Credit Risk:
      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its temporary cash in money market securities (investment grade or better) with what management believes are high credit quality financial institutions.
      Liggett’s customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for approximately 10.8%, 11.9% and 13.8% of Liggett’s revenues in 2006, 2005 and 2004, respectively. Sales to this customer were primarily in the private label discount segment. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett’s customer base. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s expectations.

(g) Accounts Receivable:
      Accounts receivable-trade are recorded at their net realizable value.
      The allowance for doubtful accounts and cash discounts was $611 and $474 at December 31, 2006 and 2005, respectively.

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
      The Company recorded an increase in income of $790 for LIFO layer increments in 2006 and a charge to operations for LIFO layer liquidations of $924 and $747 in 2005 and 2004, respectively.
      In 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 requires that abnormal idle facility expense and spoilage, freight and handling costs be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead costs to inventories be based on the normal capacity of the production facility. The Company adopted the provisions of SFAS No. 151 prospectively on January 1, 2006 and the effect of adoption did not have a material impact on its consolidated results of operations, financial position or cash flows.

(i) Restricted Assets:
      Long-term restricted assets of $8,274 and $6,743 at December 31, 2006 and 2005, respectively, consist primarily of certificates of deposit which collateralize letters of credit and deposits on long-term debt. The certificates of deposit mature at various dates from January 2007 to December 2007.

(j) Property, Plant and Equipment:
      Property, plant and equipment are stated at cost. Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which are 20 to 30 years for buildings and 3 to 10 years for machinery and equipment.
      Interest costs are capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. There were no capitalized interest costs in 2006, 2005 and 2004.
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
      Other intangible assets, included in other assets, consisting of trademarks and patent rights, are amortized using the straight-line method over 10-12 years and had a net book value of $60 and $831 at December 31, 2006 and 2005, respectively. In connection with the December 2006 restructuring of Vector Research Ltd., the Company recorded an impairment charge of approximately $650, which is included as a component of “Restructuring and impairment charges” in the Company’s consolidated statement of operations for the year ended December 31, 2006.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

(l) Impairment of Long-Lived Assets:
      The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value of the asset on the basis of discounted cash flow. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.
      As discussed in Note 2, the Company recorded a $954 asset impairment charge in 2006 related to the restructuring of Vector Research Ltd. and a $3,006 asset impairment charge in 2004 relating to the Liggett Vector Brands restructuring. These amounts have been included as a component of “Restructuring and impairment charges” in the Company’s consolidated statement of operations for the respective years.

(m) Pension, postretirement and postemployment benefits plans:
      The cost of providing retiree pension benefits, health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group. On September 29, 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued. SFAS No. 158 requires, among other things, the recognition of the funded status of each defined benefit pension plan, retiree health care and other postretirement benefit plans and postemployment benefit plans on the balance sheet. We adopted SFAS No. 158 as of December 31, 2006. (See Note 9.)

(n) Stock Options:
      Effective January 1, 2006, the Company accounted for employee stock compensation plans under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure compensation cost for share-based payments at fair value.
      Prior to January 1, 2006, the Company accounted for employee stock compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees” with the intrinsic value-based method permitted by SFAS No. 123, and “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to FASB Statement No. 123.” Accordingly, no compensation expense was recognized when the exercise price was equal to the market price of the underlying common stock on the date of grant for the years ended December 31, 2005 and 2004, respectively. (See Note 11.)

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

(p) Revenue Recognition:
      Sales: Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of any related inventory cost recoveries. Certain sales incentives, including buydowns, are classified as reductions of net sales in accordance with the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” In accordance with EITF Issue No. 06-3, “How Sales Taxes Should be Presented in the Income Statement (Gross versus Net)”, the Company’s accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues and cost of goods sold totaled $174,339, $161,753 and $175,674 for the years ended December 31, 2006, 2005 and 2004, respectively. Since the Company’s primary line of business is tobacco, the Company’s financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
      Real Estate Leasing Revenues: Prior to February 2005, the Company leased real estate properties to tenants under operating leases. (See Note 19.) Base rental revenue was generally recognized on a straight-line basis over the term of the lease. The lease agreements for certain properties contained provisions which provided for reimbursement of real estate taxes and operating expenses over base year amounts, and in certain cases as fixed increases in rent.
      Shipping and Handling Fees and Costs: Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs, which were $7,329 in 2006, $6,596 in 2005 and $6,805 in 2004, are recorded as operating, selling, administrative and general expenses.

(q) Advertising and Research and Development:
      Advertising costs, which are expensed as incurred, were $172, $296 and $4,920 for the years ended December 31, 2006, 2005 and 2004, respectively.
      Research and development costs, primarily at Vector Tobacco, are expensed as incurred, and were $7,750, $10,089 and $9,177 for the years ended December 31, 2006, 2005 and 2004, respectively.

(r) Earnings Per Share:
      Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 29, 2006, September 29, 2005 and September 29, 2004, respectively. The dividends were recorded at par value of $271 in 2006, $210 in 2005 and $199 in 2004 since the Company reported an accumulated deficit in each of the aforementioned years. In connection with the 5% stock dividends, the Company increased the number of outstanding stock options by 5% and reduced the exercise prices accordingly.
      In March 2004, the EITF reached a final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement 128”, which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. For purposes of calculating basic EPS, earnings available to common stockholders for the period are reduced by the contingent interest and the non-cash interest expense associated with the discounts created by the beneficial conversion features and embedded derivatives related to the Company’s convertible debt issued in 2004, 2005 and 2006. The convertible debt issued by the Company in 2004, 2005 and 2006, which are participating securities due to the contingent interest feature, had no impact on EPS for the years ended December 31, 2006, 2005 and 2004, as the dividends on the common stock reduced earnings available to common stockholders so there were no unallocated earnings under EITF 03-6.
      As discussed in Note 11, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under EITF Issue No. 03-6. Because the Company accounted for the dividend equivalent rights on these options as

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
additional compensation cost in accordance with APB Opinion No. 25, these participating securities had no impact on the calculation of basic EPS in periods ending prior to January 1, 2006. Effective with the adoption of SFAS No. 123(R) on January 1, 2006, the Company recognizes payments of the dividend equivalent rights ($6,413 for the year ended December 31, 2006) on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet. As a result, in its calculation of basic EPS for the year ended December 31, 2006, the Company has adjusted its net income for the effect of these participating securities as follows:

	2006	2005	2004

Net income	$42,712	$52,385	$7,151
Income attributable to participating securities	(2,958)	—	—

Net income available to common stockholders	$39,754	$52,385	$7,151

      Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding, which includes vested restricted stock. Diluted EPS includes the dilutive effect of stock options and unvested restricted stock grants and warrants and convertible securities. Basic and diluted EPS were calculated using the following shares for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Weighted-average shares for basic EPS	54,255,899	46,440,310	45,647,661
Plus incremental shares related to stock options and warrants	1,427,212	2,272,318	2,005,623
Plus incremental shares related to convertible debt	—	6,130,336	—

Weighted-average shares for diluted EPS	55,683,111	54,842,964	47,653,284

      The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the years ended December 31, 2006, 2005 and 2004 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

	Year Ended December 31,

	2006	2005	2004

Number of stock options	497,873	229,193	834,863

Weighted-average exercise price	$21.07	$26.52	$24.83

Weighted-average shares of non-vested restricted stock	613,283	154,007	—

Weighted-average expense per share	$18.73	$18.68	N/A

Weighted-average number of shares issuable upon conversion of debt	12,298,878	11,910,369	497,323

Weighted-average conversion price	$18.97	$20.08	$17.75

      Diluted EPS are calculated by dividing income by the weighted average common shares outstanding plus dilutive common stock. The Company’s convertible debt was anti-dilutive in 2004 and 2006 and, in 2005, the Company’s 5% variable interest senior convertible notes due 2011 were anti-dilutive. As a result of the dilutive

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
nature in 2005 of the Company’s 6.25% convertible subordinated notes due 2008, the Company adjusted its net income for the effect of these convertible securities for purposes of calculating diluted EPS as follows:

	Year Ended December 31,

	2006	2005	2004

Net income	$42,712	$52,385	$7,151
Expense attributable to 6.25% convertible subordinated notes due 2008	—	5,766	—
Income attributable to participating securities	(2,958)	—	—

Net income for diluted EPS	$39,754	$58,151	$7,151

(s) Comprehensive Income:
      Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts, minimum pension liability adjustments and, prior to December 9, 2005, the Company’s proportionate interest in New Valley’s capital transactions. Total comprehensive income for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Year Ended December 31,

	2006	2005	2004

Net income as revised (see Note 1(u))	$42,712	$52,385	$7,151
Net unrealized gains on investment securities available for sale:
Change in net unrealized gains, net of income taxes and minority interests	6,729	165	1,311
Net unrealized gains reclassified into net income, net of income taxes and minority interests	(1,784)	(659)	(3,270)

	4,945	(494)	(1,959)

Net change in forward contracts	254	(599)	—
Net change in additional minimum pension liability, net of income taxes	9,461	322	885

Comprehensive income as revised (see Note 1(u))	$57,372	$51,614	$6,077

      The components of accumulated other comprehensive loss, net of taxes, were as follows as of December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005

Net unrealized gains on investment securities available for sale, net of taxes of $3,857 and $423, respectively	$5,573	$628
Forward contracts adjustment, net of taxes of $226 and $404, respectively	(345)	(599)
Additional pension liability, net of taxes of $5,076 and $6,732, respectively	(7,815)	(10,639)

Accumulated other comprehensive loss	$(2,587)	$(10,610)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

(t) Contingencies:
      The Company records Liggett’s product liability legal expenses and other litigation costs as operating, selling, general and administrative expenses as those costs are incurred. As discussed in Note 12, legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett.
      Management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending tobacco-related litigation or the costs of defending such cases, and the Company has not provided any amounts in its consolidated financial statements for unfavorable outcomes, if any. Litigation is subject to many uncertainties, and it is possible that the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.

(u) New Accounting Pronouncements:
      Effective January 1, 2006, the Company adopted EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature.” In Issue No. 05-8, the EITF concluded that the issuance of convertible debt with a beneficial conversion feature creates a temporary difference on which deferred taxes should be provided. The consensus is required to be applied in fiscal periods beginning after December 15, 2005, by retroactive restatement of prior financial statements retroactive to the issuance of the convertible debt. The retrospective application of EITF Issue No. 05-8 reduced income tax expense by $406 and $27 for the years ended December 31, 2005 and 2004, respectively.
      The adoption of EITF Issue No. 05-8 reduced income tax expense and increased net income by $744 for the year ended December 31, 2006. The net impact of the adoption of EITF Issue No. 05-8 was to increase diluted earnings per share from $0.70 to $0.71 for the year ended December 31, 2006. The net impact of the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
application of EITF Issue No. 05-8 on the Company’s basic and diluted earnings per share for the years ended December 31, 2005 and 2004 is as follows (as revised):

	EPS From	EPS From	EPS From
	Continuing	Discontinued	Extraordinary
	Operations	Operations	Item	EPS

Year Ended December 31, 2005

Basic earnings per share prior to the adoption of EITF 05-8	$0.90	$0.07	$0.18	$1.15
Impact of application of EITF 05-8	0.01	—	(0.03)	(0.02)

Basic earnings per share, as revised	$0.91	$0.07	$0.15	$1.13

Diluted earnings per share prior to the adoption of EITF 05-8	$0.85	$0.06	$0.16	$1.07
Impact of application of EITF 05-8	0.01	—	(0.02)	(0.01)

Diluted earnings per share, as revised	$0.86	$0.06	$0.14	$1.06

Year Ended December 31, 2004

Basic earnings per share prior to the adoption of EITF 05-8	$0.10	$0.06	$—	$0.16
Impact of application of EITF 05-8	—	—	—	—

Basic earnings per share, as revised	$0.10	$0.06	$—	$0.16

Diluted earnings per share prior to the adoption of EITF 05-8	$0.09	$0.06	$—	$0.15
Impact of application of EITF 05-8	—	—	—	—

Diluted earnings per share, as revised	$0.09	$0.06	$—	$0.15

      A reconciliation of the net impact of the application of EITF Issue No. 05-8 at December 31, 2004 on the Company’s consolidated balance sheet is as follows:

	Long-Term	Additional
	Deferred	Paid-In	Accumulated	Stockholders’
	Income Taxes	Capital	Deficit	Equity

December 31, 2004 prior to the adoption of EITF 05-8	$146,409	$61,468	$(122,835)	$(84,407)
Application of EITF 05-8:
Establishment of deferred tax liability for the year ended December 31, 2004	4,837	(4,837)	—	(4,837)
Increase to income tax benefit for the year ended December 31, 2004	(27)	—	27	27

December 31, 2004, as revised	$151,219	$56,631	$(122,808)	$(89,217)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      A reconciliation of the net impact of the application of EITF Issue No. 05-8 at December 31, 2005 on the Company’s consolidated balance sheet is as follows:

	Long-Term	Additional
	Deferred	Paid-In	Accumulated	Stockholders’
	Income Taxes	Capital	Deficit	Equity

December 31, 2005 prior to the adoption of EITF 05-8	$137,381	$141,184	$(69,981)	$37,577
Application of EITF 05-8:
Establishment of deferred tax liability	7,859	(7,859)	—	(7,859)
Increase to income tax benefit for the year ended December 31, 2004	(27)	—	27	27
Decrease to income tax expense for the year ended December 31, 2005	(406)	—	406	406
Decrease to extraordinary item, unallocated goodwill	1,085	—	(1,085)	(1,085)

December 31, 2005, as revised	$145,892	$133,325	$(70,633)	$29,066

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of their benefit plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. In addition, SFAS No. 158 requires an employer to measure benefit plan assets and obligations that determine the funded status of a plan as of the end of its fiscal year. The Company presently measures the funded status of its plans at September 30 and the new measurement date requirements become effective for the Company for the year ended December 31, 2008. The prospective requirement to recognize the funded status of a benefit plan and to provide the required disclosures became effective for the Company on December 31, 2006. The adoption of SFAS No. 158 did not have an impact on the Company’s results of operations or cash flows. The adoption of SFAS No. 158 resulted in a $10,705 reduction of “Prepaid pension costs,” which is classified in other assets, a decrease in an intangible asset of $1,232, an increase of $4,643 in “Deferred income taxes,” which is also included in other assets, an increase of other accrued current liabilities of $1,142, a decrease of non-current employee benefits of $1,799, which is comprised of a $349 decrease in non-current pension liabilities and an $1,450 decrease in non-current postretirement liabilities, and an $11,280 ($6,637 net of taxes) increase to “Accumulated Other Comprehensive Loss,” which is included in stockholders’ equity.
      In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The provisions of SAB 108 are required to be applied beginning December 31, 2006. The adoption of SAB 108 did not impact the Company’s consolidated financial statements.
      In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

2.	RESTRUCTURINGS
      Vector Research 2006 Restructuring. In November 2006, the Company’s Board of Directors determined to discontinue the genetics operation of its subsidiary, Vector Research, and, not to pursue, at this time, FDA approval of QUEST as a smoking cessation aide, due to the projected significant additional time and expense involved in seeking such approval. In connection with this decision, Vector Research eliminated 12 full-time positions effective December 31, 2006.
      The Company recognized pre-tax restructuring and inventory impairment charges of $2,664, during the fourth quarter of 2006. The restructuring charges include $484 relating to employee severance and benefit costs, $338 for contract termination and other associated costs, approximately $954 for asset impairment and $890 in inventory write-offs. Approximately $1,842 of these charges represent non-cash items.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The components of the combined pre-tax restructuring charges relating to the 2006 Vector Research Ltd. restructurings for the year ended December 31, 2006 is as follows:

	Employee
	Severance	Non-Cash	Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total

Balance, January 1, 2006	$—	$—	$—	$—
Restructuring charges	484	1,842	338	2,664
Utilized	—	(1,842)	—	(1,842)

Balance, December 31, 2006	$484	$—	$338	$822

      Liggett Vector Brands Restructurings. During April 2004, Liggett Vector Brands adopted a restructuring plan in its continuing effort to adjust the cost structure of the Company’s tobacco business and improve operating efficiency. As part of the plan, Liggett Vector Brands eliminated 83 positions and consolidated operations, subletting its New York office space and relocating several employees. As a result of these actions, the Company recognized pre-tax restructuring charges of $2,735 in 2004, including $798 relating to employee severance and benefit costs and $1,937 for contract termination and other associated costs. Approximately $503 of these charges represented non-cash items.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The components of the combined pre-tax restructuring charges relating to the 2004 Liggett Vector Brands restructurings for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Employee	Non-Cash	Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring charges	6,457	3,006	3,840	13,303
Change in estimate	(26)	(15)	56	15
Utilized	(2,817)	(2,805)	(611)	(6,233)

Balance, December 31, 2004	3,614	186	3,285	7,085
Change in estimate	(54)	(73)	—	(127)
Utilized	(2,847)	(113)	(1,882)	(4,842)

Balance, December 31, 2005	$713	$—	$1,403	$2,116
Change in estimate	(103)	—	(25)	(128)
Utilized	(610)	—	(528)	(1,138)

Balance, December 31, 2006	$—	$—	$850	$850

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
      Vector Tobacco has contracted with Liggett to produce its cigarettes, and all production was transferred from Timberlake to Mebane by December 31, 2003. As part of the transition, approximately 150 manufacturing and administrative positions were eliminated.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The components of the pre-tax restructuring charge relating to the closing of Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Employee	Non-Cash	Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Balance, January 1, 2004	$1,863	$—	$449	$2,312
Restructuring and impairment charges	175	—	221	396
Change in estimate	507	(871)	364	—
Utilized/recoveries in 2004, net	(2,078)	871	(982)	(2,189)

Balance, December 31, 2004	467	—	52	519
Change in estimate	(46)	—	46	—
Utilized	(283)	—	(77)	(360)

Balance, December 31, 2005	138	—	21	159
Change in estimate	(4)	—	(9)	(13)
Utilized	(134)	—	(12)	(146)

Balance, December 31, 2006	$—	$—	$—	$—

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE
      Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of taxes and minority interests. For the years ended December 31, 2006, 2005 and 2004, net realized gains were $3,019, $1,426 and $8,664, respectively. The Company recorded a loss related to other-than-temporary declines in the fair value of its marketable equity securities totaling $433 for the year ended December 31, 2005. (See Note 1.)
      The components of investment securities available for sale at December 31, 2006 and 2005 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

2006
Marketable equity securities	$9,643	$10,017	$(700)	$18,960

2005
Marketable equity securities	$10,171	$1,112	$(8)	$11,275
Marketable debt securities	7,296	—	(64)	7,232

	$17,467	$1,112	$(72)	$18,507

      Marketable equity securities available for sale as of December 31, 2006 and 2005 include New Valley’s 11,111,111 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $13,556 and $5,111, respectively (See Note 17).
      The Company liquidated its debt securities in the fourth quarter of 2006 and did not own marketable debt securities at December 31, 2006. The Company’s marketable debt securities had a weighted average maturity of 1.62 years at December 31, 2005 and matured from January 2006 to January 2010.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

4.	INVENTORIES
      Inventories consist of:

	December 31,	December 31,
	2006	2005

Leaf tobacco	$33,363	$35,312
Other raw materials	2,725	3,157
Work-in-process	1,348	1,685
Finished goods	57,485	34,653

Inventories at current cost	94,921	74,807
LIFO adjustments	(3,622)	(4,412)

	$91,299	$70,395

      The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At December 31, 2006, Liggett had leaf tobacco purchase commitments of approximately $5,882. There were no leaf tobacco purchase commitments at Vector Tobacco at that date.
      Included in the above table were approximately $92 and $1,208 at December 31, 2006 and 2005, respectively, of leaf inventory associated with Vector Tobacco’s QUEST product. During the second quarter of 2004, based on an analysis of the market data obtained since the introduction of the QUEST product, the Company determined to postpone indefinitely the national launch of QUEST and, accordingly, the Company recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimated future demand and market conditions. In connection with the Company’s decision in November 2006 to discontinue the genetics operation of Vector Research Ltd. and not to pursue, at this time, FDA approval of QUEST as a smoking cessation aide, the Company recognized a non-cash charge of $890 to adjust the carrying value of the remaining excess QUEST leaf tobacco inventory in 2006. The charge was recorded in cost of goods sold for the year ended December 31, 2006.
      The Company capitalizes the incremental prepaid cost of the Master Settlement Agreement in ending inventory.
      LIFO inventories represent approximately 93% and 92% of total inventories at December 31, 2006 and 2005, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

5.	PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment consist of:

	December 31,	December 31,
	2006	2005

Land and improvements	$1,418	$1,418
Buildings	13,366	13,718
Machinery and equipment	103,241	98,037
Leasehold improvements	2,017	2,724
Construction-in-progress	525	2,960

	120,567	118,857
Less accumulated depreciation	(60,646)	(56,334)

	$59,921	$62,523

      Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $9,888, $11,220 and $11,823, respectively. Future machinery and equipment purchase commitments at Liggett were $1,390 at December 31, 2006.
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
      In February 2005, New Valley completed the sale of its two office buildings in Princeton, New Jersey for $71,500. (See Note 17). The Company recorded a gain of $2,952, net of minority interests and income taxes, in 2005 in connection with the sale.
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
      During 2006, Liggett Vector Brands recognized an impairment charge of $324 associated with its decision to dispose of an asset to an unrelated third party. The asset was sold in the fourth quarter of 2006.
      In February 2001, Liggett sold a warehouse facility in a sale-leaseback arrangement which resulted in a deferred gain of $1,139, to be amortized over the 15-year lease term. The lease provided the owner an early termination option which was exercisable for $1,500. The owner exercised that option in April 2006, and Liggett vacated the premises effective December 31, 2006. Effective December 31, 2006, Liggett recognized $2,476 of income related to recognition of the unamortized portion of the original deferred gain on sale and early termination option payments received by Liggett from the owner.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

6.	LONG-TERM INVESTMENTS
      Long-term investments consist of investments in the following:

	December 31, 2006		December 31, 2005

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Investment partnerships accounted for at cost	$32,971	$47,560	$7,828	$15,537
Investments accounted for on the equity method	$10,230	$10,230	$—	$—
      The principal business of these investment partnerships is investing in investment securities and real estate. The estimated fair value of the investment partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. New Valley is an investor in real estate partnerships where it has committed to make additional investments of up to an aggregate of $262 at December 31, 2006. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.
      The carrying value of the investment partnerships increased in 2005 by $5,243 in connection with purchase accounting associated with the acquisition of New Valley’s minority interest. In August 2006, the Company invested $25,000 in Icahn Partners, LP, a privately managed investment partnership, of which Carl Icahn is the portfolio manager and the controlling person of the general partner, and manager of the partnership. Affiliates of Mr. Icahn are the beneficial owners of approximately 20.4% of Vector’s common stock.
      On November 1, 2006, the Company invested $10,000 in Jefferies Buckeye Fund, LLC (“Buckeye Fund”), a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. Affiliates of Jefferies Asset Management, LLC beneficially own approximately 8.8% of Vector’s common stock. The Company had invested approximately 15% of the funds invested in the Buckeye Fund at December 31, 2006 and, in accordance with EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies”, the Company has accounted for its investment in Buckeye Fund using the equity method of accounting and carried its investment in the Buckeye Fund at $10,230 as of December 31, 2006, which includes $292 of unrealized gains on investment securities. The Company recorded a loss of $62 associated with the Buckeye Fund for the year ended December 31, 2006.
      The Company’s investments constituted less than 3% of the invested funds in each of the other partnerships at December 31, 2006 and, in accordance with EITF Topic No. D-46, “Accounting for Limited Partnership Investments”, the Company has accounted for such investments using the cost method of accounting.
      In the future, the Company may invest in other investments including limited partnerships, real estate investments, equity securities, debt securities and certificates of deposit depending on risk factors and potential rates of return.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

7.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
      Notes payable, long-term debt and other obligations consist of:

	December 31,	December 31,
	2006	2005

Vector:
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $84,056*	$25,944	$—
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $53,906 and $58,655*	57,960	53,209
6.25% Convertible Subordinated Notes due 2008	—	132,492
Liggett:
Revolving credit facility	11,986	—
Term loan under credit facility	—	3,482
Equipment loans	12,660	9,828
Vector Tobacco:
Notes payable — Medallion acquisition due 2007	35,000	35,000
V.T. Aviation:
Note payable	7,448	8,300
VGR Aviation:
Note payable	4,655	4,867
Other	337	377

Total notes payable, long-term debt and other obligations	155,990	247,555
Less:
Current maturities	(52,686)	(9,313)

Amount due after one year	$103,304	$238,242

*	The fair value of the derivatives embedded within the 3.875% Variable Interest Senior Convertible Debentures ($59,807 at December 31, 2006) and the 5% Variable Interest Senior Convertible Notes ($35,666 at December 31, 2006 and $39,371 at December 31, 2005) is separately classified as a derivative liability in the consolidated balance sheets.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The debentures pay interest on a quarterly basis at a rate of 3.875% per annum plus Additional Interest (the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into the Company’s common stock at the holder’s option. The conversion price, which was $20.48 per share at December 31, 2006, is subject to adjustment for various events, including the issuance of stock dividends.
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
      The notes pay interest on a quarterly basis at a rate of 5% per annum plus Additional Interest (the “Notes Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date is the higher of (i) the Notes Total Interest and (ii) 6.75% per year. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price, which was $17.60 at December 31, 2006, is subject to adjustment for various events, including the issuance of stock dividends.
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
      The estimated initial fair values of the embedded derivates associated with the 3.875% convertible debentures and the 5% convertible notes were $56,214 and $42,041, respectively, at the date of issuance.
      A summary of non-cash interest expense associated with the embedded derivative liability for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Year Ended December 31,

	2006	2005	2004

3.875% convertible debentures	$414	$—	$—
5% convertible notes	3,056	2,063	144

Interest expense associated with embedded derivatives	$3,470	$2,063	$144

      A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Year Ended December 31,

	2006	2005	2004

3.875% convertible debentures	$(3,593)	$—	$—
5% convertible notes	3,705	3,082	(412)

Gain (loss) on change in fair value of derivatives embedded within convertible debt	$112	$3,082	$(412)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The following table reconciles the fair value of derivatives embedded within convertible debt at December 31, 2006.

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total

Balance at January 1, 2004	$—	$—	$—
Issuance of 5% convertible notes		25,275	25,275
Loss from changes in fair value of embedded derivatives	—	412	412

Balance at December 31, 2004	—	25,687	25,687
Issuance of 5% convertible notes	—	16,766	16,766
Gain from changes in fair value of embedded derivatives	—	(3,082)	(3,082)

Balance at December 31, 2005	—	39,371	39,371
Issuance of 3.875% convertible debentures	56,214	—	56,214
Loss (gain) from changes in fair value of embedded derivatives	3,593	(3,705)	(112)

Balance at December 31, 2006	$59,807	$35,666	$95,473

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
      The initial intrinsic value of the beneficial conversion feature associated with the 3.875% convertible debentures and the 5% convertible notes was $28,381 and $22,138, respectively. As discussed in Note 1(u), in accordance with EITF Issue No. 05-8, the beneficial conversion feature has been recorded, net of income taxes, as an increase to stockholders’ equity.

	Year Ended December 31,

	2006	2005	2004

Amortization of beneficial conversion feature:
3.875% convertible debentures	$125	$—	$—
5% convertible notes	1,693	1,139	79

Interest expense associated with beneficial conversion feature	$1,818	$1,139	$79

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unamortized Debt Discount:
      The following table reconciles unamortized debt discount at December 31, 2006.

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total

Balance at January 1, 2004	$—	$—	$—
Issuance of 5% convertible debentures-embedded derivative	—	25,275	25,275
Issuance of 5% convertible debentures-beneficial conversion feature	—	13,687	13,687
Amortization of embedded derivative	—	(144)	(144)
Amortization of beneficial conversion feature	—	(79)	(79)

Balance at December 31, 2004	—	38,739	38,739
Issuance of 5% convertible debentures-embedded derivative	—	16,766	16,766
Issuance of 5% convertible debentures-premium on debt	—	(2,100)	(2,100)
Issuance of 5% convertible debentures-beneficial conversion feature	—	8,452	8,452
Amortization of embedded derivative	—	(2,063)	(2,063)
Amortization of beneficial conversion feature	—	(1,139)	(1,139)

Balance at December 31, 2005	—	58,655	58,655
Issuance of 3.875% convertible debentures-embedded derivative	56,214	—	56,214
Issuance of 3.875% convertible debentures-beneficial conversion feature	28,381	—	28,381
Amortization of embedded derivative	(414)	(3,056)	(3,470)
Amortization of beneficial conversion feature	(125)	(1,693)	(1,818)

Balance at December 31, 2006	$84,056	$53,906	$137,962

6.25% Convertible Subordinated Notes Due July 15, 2008 — Vector:
      In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes paid interest at 6.25% per annum and were convertible into Vector’s common stock, at the option of the holder. The conversion price was subject to adjustment for various events, and any cash distribution on Vector’s common stock resulted in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into Vector’s common stock, in October 2004, $8 of the notes were converted and, in June 2006, $70,000 of the notes were converted. The Company recorded a loss of $14,860 for the year ended December 31, 2006 on the conversion of the $70,000 of notes principally as a result of the issuance of 962,531 shares of common stock as an inducement for conversion. In August 2006, Vector redeemed the remaining outstanding notes at a redemption price of 101.042% of the principal amount plus accrued interest. The Company recorded a loss of $1,306 in 2006 on the retirement of the notes.
Revolving Credit Facility — Liggett:
      Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”) under which $11,986 was outstanding at December 31, 2006. Availability as determined under the facility was approximately $24,000

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
based on eligible collateral at December 31, 2006. The facility is collateralized by all inventories and receivables of Liggett. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility. Prior to February 2007, the facility imposed requirements with respect to Liggett’s adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 2006, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s adjusted net worth was approximately $38,600 and net working capital was approximately $21,000, as computed in accordance with the agreement.
      In February 2007, Liggett entered into an amendment (the “Amendment”) to the Wachovia credit facility. The Amendment extends the term of the facility from March 8, 2008 to March 8, 2010, subject to automatic renewal for additional one year periods unless a notice of termination is given by Wachovia or Liggett at least 60 days prior to such date or the anniversary of such date. The Amendment also reduces the interest rates payable on borrowings under the facility and revises certain financial covenants. Prime rate loans under the facility will now bear interest at a rate equal to the prime rate of Wachovia, as compared to the previous interest rate of 1.0% above the prime rate. Further, Eurodollar rate loans will now bear interest at a rate of 2.0% above Wachovia’s adjusted Eurodollar rate, as compared to the previous interest rate of 3.5% above the adjusted Eurodollar rate. The Amendment also eliminates the minimum adjusted working capital and net working capital requirements previously imposed by the facility and replaces those requirements with new covenants based on Liggett’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Amendment, and Liggett’s capital expenditures, as defined in the Amendment. The revised covenants provide that Liggett’s EBITDA, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The revised covenants also require that annual capital expenditures (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year.
      100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, had a term loan under the credit facility which was repaid in November 2006.
Equipment Loans — Liggett:
      In October and December 2001, Liggett purchased equipment for $3,204 and $3,200, respectively, through the issuance of notes guaranteed by the Company, each payable in 60 monthly installments of $53 with interest calculated at the prime rate. The notes issued in October 2001 were paid in full in the fourth quarter of 2006.
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
Note Payable — V.T. Aviation:
      In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 119 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,874 based on current interest rates.
Note Payable — VGR Aviation:
      In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by the Company. The loan is payable in 119 monthly installments of $40, including annual interest of 2.75% above the 30-day average commercial paper rate, with a final payment of $3,944 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to the Company’s direct subsidiary, VGR Aviation LLC, which assumed the debt.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Scheduled Maturities:
      Scheduled maturities of long-term debt, net of discount, are as follows:

Year Ending December 31:

2007	$52,686
2008	4,923
2009	11,129
2010	2,574
2011	57,348
Thereafter	27,330

Total	$155,990

Weighted-Average Interest Rate on Current Maturities of Long-Term Debt:
      The weighted-average interest rate on the Company’s current maturities of long-term debt at December 31, 2006 was approximately 7.10%.

8.	COMMITMENTS
      Certain of the Company’s subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with non-cancelable terms of one year or more are as follows:

	Lease	Sublease
Year Ending December 31:	Commitments	Rentals	Net

2007	$4,647	$1,038	$3,609
2008	3,840	1,040	2,800
2009	3,005	1,024	1,981
2010	2,222	946	1,276
2011	2,181	965	1,216
Thereafter	3,017	1,367	1,650

Total	$18,912	$6,380	$12,532

      In 2001, the Company entered into an operating sublease for space in an office building in New York. The lease, as amended, expires in 2013. Minimum rental expense over the entire period is $10,584. A rent abatement received upon entering into the lease is recognized on a straight line basis over the life of the lease. The Company pays operating expense escalation ($44 in 2006) in monthly installments along with installments of the base rent.
      The Company’s rental expense for the years ended December 31, 2006, 2005 and 2004 was $4,506, $5,427 and $9,805, respectively. The Company incurred royalty expense under various agreements during the years ended December 31, 2006, 2005 and 2004 of $1,275, $1,400 and $1,275, respectively.
      The future minimum rents scheduled to be received under non-cancelable operating leases at December 31, 2006 are $1,038 in 2007, $1,040 in 2008, $1,024 in 2009, $946 in 2010, $965 in 2011 and $1,367 thereafter.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

9.	EMPLOYEE BENEFIT PLANS
Defined Benefit Plans and Postretirement Plans:
      Defined Benefit Plans. The Company sponsors three defined benefit pension plans covering virtually all individuals who were employed by Liggett on a full-time basis prior to 1994. Future accruals of benefits under these three defined benefit plans were frozen between 1993 and 1995. These benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans’ assets and benefit obligations are measured at September 30 of each year.
      The Company also sponsors a Supplemental Retirement Plan (“SERP”) where the Company will pay supplemental retirement benefits to certain key employees, including executive officers of the Company. In January 2006, the Company amended and restated its SERP (the “Amended SERP”), effective January 1, 2005. The amendments to the plan are intended, among other things, to cause the plan to meet the applicable requirements of Section 409A of the Internal Revenue Code. The Amended SERP is intended to be unfunded for tax purposes, and payments under the Amended SERP will be made out of the general assets of the Company except that, under the terms of the Chairman’s amended employment agreement, the Company has agreed during 2006, 2007 and 2008 to pay $125 per quarter into a separate trust for him that will be used to fund a portion of his benefits under the Amended SERP. Under the Amended SERP, the benefit payable to a participant at his normal retirement date is a lump sum amount which is the actuarial equivalent of a predetermined annual retirement benefit set by the Company’s board of directors. Normal retirement date is defined as the January 1 following the attainment by the participant of the later of age 60 or the completion of eight years of employment following January 1, 2002 with the Company or a subsidiary, except that, under the terms of the Chairman’s amended employment agreement, his normal retirement date was accelerated by one year to December 30, 2008. At December 31, 2006, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2007 — $0; 2008 — $20,431; 2009 — $12,359; 2010 — $0; 2011 — $1,694; and 2012 and thereafter — $7,202. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit; conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.
      Postretirement Medical and Life Plans. The Company provides certain postretirement medical and life insurance benefits to certain employees. Substantially all of the Company’s manufacturing employees as of December 31, 2006 are eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 550 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to approximately 225 active employees and 500 retirees who reach retirement age and are eligible to receive benefits under one of the Company’s defined benefit pension plans. The Company’s postretirement liabilities are comprised of Medicare Part B and life insurance premiums.
      Computation of Defined Benefit and Postretirement Benefit Plan Liabilities. On September 29, 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued. SFAS No. 158 requires, among other things, the recognition of the funded status of each defined

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
pension benefit plan, retiree health care and other postretirement benefit plans and postemployment benefit plans on the Company’s consolidated balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard due to unrecognized prior service costs or credit and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated comprehensive loss in the Company’s consolidated statement of stockholder’s equity. Additional minimum pension liabilities (“AML”) and related intangible assets are also derecognized upon the adoption of SFAS No. 158, which requires initial application for fiscal years ending after December 15, 2006. The following table summarizes the effect of the required changes in the AML as of December 31, 2006 prior to the adoption of SFAS No. 158 as well as the impact of the initial adoption of SFAS No. 158 at December 31, 2006.

		Post AML
	SFAS	and SFAS
	No. 158	No. 158
	Adjustment	Adjustments

Prepaid pension costs	$(10,705)	$20,933
Intangible asset	(1,232)	—
Current liabilities	1,142	1,142
Pension liabilities	(349)	26,548
Postretirement liabilities	(1,450)	9,502
Accumulated other comprehensive loss	11,280	12,891
      The following table summarizes amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) for the year ended December 31, 2007.

	Defined
	Benefit	Post-
	Pension	Retirement
	Plans	Plans	Total

Prior service cost	$1,402	$—	$1,402
Actuarial loss (gain)	705	(105)	600

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The following provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

			Other
	Pension Benefits		Postretirement Benefits

	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at January 1	$(161,389)	$(162,284)	$(10,933)	$(11,032)
Service cost	(4,547)	(4,659)	(20)	(27)
Interest cost	(9,012)	(8,687)	(598)	(613)
Benefits paid	13,282	13,794	975	683
Plan amendment	(5,005)	753	—	—
Actuarial gain (loss)	3,208	(306)	281	56

Benefit obligation at December 31	$(163,463)	$(161,389)	$(10,295)	$(10,933)

Change in plan assets:
Fair value of plan assets at January 1	$156,012	$152,467	$—	$—
Actual return on plan assets	14,320	16,987	—	—
Contributions	449	352	975	683
Benefits paid	(13,282)	(13,794)	(975)	(683)

Fair value of plan assets at December 31	$157,499	$156,012	$—	$—

Funded status at December 31	$(5,964)	$(5,377)	$(10,295)	$(10,933)

Unrecognized actuarial losses (gains)		16,280		(479)
Contributions of SERP benefits		91		—

Net pension asset (liability) before additional minimum liability and purchase accounting valuation adjustments		10,994		$(11,412)
Additional minimum liability		(17,199)		—
Purchase accounting valuation adjustments relating to income taxes		291		91

Liability included in the December 31 balance sheet		$(5,914)		$(11,321)

Amounts recognized in the consolidated balance sheets:
Prepaid pension costs	$20,933	$—	$—	$—
Other accrued liabilities	(349)	—	(793)	—
Non-current employee benefit liabilities	(26,548)	(5,914)	(9,502)	(11,321)

Net amounts recognized	$(5,964)	$(5,914)	$(10,295)	$(11,321)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

				Other
	Pension Benefits			Postretirement Benefits

	2006	2005	2004	2006	2005	2004

Actuarial assumptions:
Discount rates — benefit obligation	5.85%	5.68%	4.50% – 5.75%	5.85%	5.68%	5.75%
Discount rates — service cost	5.68%	4.50% – 5.75%	4.25% – 6.05%	5.68%	5.75%	6.00%
Assumed rates of return on invested assets	8.50%	8.50%	8.50%	—	—	—
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%

				Other
	Pension Benefits			Postretirement Benefits

	2006	2005	2004	2006	2005	2004

Service cost — benefits earned during the period	$4,897	$5,009	$4,991	$20	$27	$30
Interest cost on projected benefit obligation	9,012	8,687	8,959	598	613	626
Expected return on assets	(12,590)	(12,274)	(12,107)	—	—	—
Prior service cost	1,051	—	—	—	—	—
Amortization of net loss (gain)	1,689	1,120	2,048	(12)	45	51

Net expense	$4,059	$2,542	$3,891	$606	$685	$707

      As of December 31, 2006, two of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $26,897, $26,897 and $0, respectively. As of December 31, 2005, three of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $97,982, $97,982 and $80,943, respectively.
      Discount rates were determined by a quantitative analysis examining the prevailing prices of high quality bonds to determine an appropriate discount rate for measuring obligations under SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The aforementioned analysis analyzes the cash flow from each of the Company’s two qualified defined benefit plans as well as a separate analysis of the cash flows from the postretirement medical and life insurance plans sponsored by Liggett. The aforementioned analyses then construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the year-by-year, projected benefit cash flow from the respective pension or retiree health plans. The Company uses the lower discount rate derived from the two independent analyses in the computation of the benefit obligation and service cost for each respective retirement liability.
      The Company considers input from its external advisors and historical returns in developing its expected rate of return on plan assets. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. The Company’s actual 10-year annual rate of return on its pension plan assets was 8.2%, 8.3% and 9.9% for the years ended December 31, 2006, 2005 and 2004, respectively.
      Gains and losses resulting from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and changes in actual returns on plan assets as compared to assumed returns. These gains and losses are only amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2006, Liggett used an eight-year period for its Hourly Plan and a five year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
pension expense calculation beginning the year after the gains or losses occur. The amortization of deferred losses negatively impacts pension expense in the future.
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
      Vector’s defined benefit retirement plan allocations at December 31, 2006 and 2005, by asset category, were as follows:

	Plan Assets
	at
	December 31,

	2006	2005

Asset category:
Equity securities	52%	51%
Investment grade fixed income securities	18%	20%
High yield fixed income securities	7%	5%
Hedge funds	20%	21%
Short-term investments	3%	3%

Total	100%	100%
      For 2006 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 0% and 11.0% between 2007 and 2016 and 5.0% after 2016. For 2005 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 0% and 13.2% between 2006 and 2015 and 5.0% after 2015.
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$15	$(10)
Effect on benefit obligation	$248	$(170)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      To comply with ERISA’s minimum funding requirements, the Company does not currently anticipate that it will be required to make any funding to the pension plans for the pension plan year beginning on January 1, 2007 and ending on December 31, 2007. Any additional funding obligation that the Company may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
      Estimated future pension benefits payments are as follows:

2007	$13,370
2008	33,460
2009	25,023
2010	12,366
2011	13,753
2012 – 2016	61,525
Profit Sharing and Other Plans:
      The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $1,130, $937 and $1,343 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

	Year Ended December 31,

	2006	2005	2004

Current:
U.S. Federal	$27,982	$13,941	$4,242
State	8,165	6,369	3,028

	$36,147	$20,310	$7,270

Deferred:
U.S. Federal	$(10,591)	$20,748	$(14,753)
State	212	156	621

	(10,379)	20,904	(14,132)

Total expense (benefit)	$25,768	$41,214	$(6,862)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31, 2006		December 31, 2005

	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Excess of tax basis over book basis- non-consolidated entities	$4,902	$—	$3,766	$—
Deferral on Philip Morris brand transaction	—	75,466	—	108,087
Employee benefit accruals	14,656	7,094	17,529	3,996
Book/tax differences on fixed and intangible assets	—	24,814	—	18,512
Impact of embedded derivatives on convertible debt	—	18,678	—	8,699
Other	11,033	9,501	12,959	10,489
Unrestricted U.S. tax loss and contribution carryforwards	25,244	—	47,899	—
Restricted U.S. tax loss carryforwards	873	—	873	—
U.S. tax credit carryforwards — Vector	15,718	—	14,014	—
Various U.S. state tax loss carryforwards	16,858	—	19,084	—
Valuation allowance	(17,731)	—	(19,957)	—

	$71,553	$135,553	$96,167	$149,783

      The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance of $17,731 and $19,957 at December 31, 2006 and 2005, respectively, consisted primarily of a reserve against various state and local net operating loss carryforwards, primarily resulting from Vector Tobacco’s losses. The December 31, 2005 deferred tax balances have been revised to reflect $19,957 of deferred tax assets created by certain state tax and restricted federal tax loss carryforwards and the valuation allowance for the entirety of such deferred tax assets. In 2004, New Valley recognized $9,000 of deferred tax assets based on its management’s belief that it was more likely than not that such deferred tax assets would be realized based upon a projection of taxable income for 2005.
      As of December 31, 2006, the Company and its more than 80%-owned subsidiaries, which included New Valley, had U.S. net operating loss carryforwards of approximately $68,900 which expire at various dates from 2011 through 2023. Approximately $12,500 of the Company’s consolidated net operating loss carryforwards expire at December 31, 2011 and the remaining $56,400 expire at various dates between December 31, 2017 and December 31, 2023. As of December 31, 2006, the Company and its more than 80%-owned subsidiaries, which included New Valley, also had approximately $15,425 of alternative minimum tax credit carryforwards, which may be carried forward indefinitely under current U.S. tax law, and $293 of general business credit carryforwards, which expire in 2011.
      As of December 31, 2005, the Company and its more than 80%-owned subsidiaries, which included New Valley, had U.S. net operating loss carryforwards of approximately $136,900 and approximately $14,014 of alternative minimum tax credit carryforwards.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,

	2006	2005	2004

Income (loss) from continuing operations before income taxes	$68,480	$83,799	$(2,400)

Federal income tax expense (benefit) at statutory rate	23,969	29,330	(840)
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	5,445	4,241	2,371
Non-deductible expenses	3,188	5,616	4,320
Non-deductible impact of conversion of debt	5,201	—	—
Equity and other adjustments	(293)	1,067	(469)
Impact of IRS audit settlement	(11,500)	—	—
Change in other tax contingencies	1,984	—	—
Changes in valuation allowance, net of equity and tax audit adjustments	(2,226)	960	(12,244)

Expense (benefit) for income tax	$25,768	$41,214	$(6,862)

      Income taxes associated with discontinued operations have been shown net of the utilization of the net operating loss carryforwards.
      The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws.
      As of December 31, 2006, the Company’s deferred income tax liabilities exceeded its deferred income tax assets by $64,000. As of December 31, 2005, the Company’s deferred income tax liabilities exceeded its deferred income tax assets by $53,616. The largest component of the Company’s deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. (See Note 16.)
      In connection with the transaction, the Company recognized in 1999 a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, the Company will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to the Company at that time. In connection with an examination of the Company’s 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in September 2003 a notice of proposed adjustment. The notice asserted that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. On July 20, 2006, the Company entered into a settlement with the Internal Revenue Service with respect to the Philip Morris brand transaction where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. The Company deferred for income tax purposes, a portion of the gain on the transaction until such time as the options were exercised. In connection with an examination of the Company’s 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in September 2003 a notice of proposed adjustment. The notice asserted that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. As part of the settlement, the Company agreed that $87,000 of the gain on the transaction would be recognized by the Company as income for tax purposes in 1999 and that the balance of the remaining gain, net of previously capitalized expenses of $900, ($192,000) will be recognized by the Company as income in 2008 or 2009, upon exercise of the options. The Company paid during the third and fourth quarters of 2006 approximately $41,400, including interest, with respect to the gain recognized in 1999. As a result of the settlement, the Company reduced, during the third quarter of 2006, the excess portion ($11,500) of a previously established reserve in its consolidated financial statements, which resulted in a decrease in such amount in reported income tax expense in the consolidated statements of operations.
      In March 2005, New Valley paid $1,589, including interest of $885, under protest in connection with a state tax assessment related to the 1994 sale of its money transfer business. In October 2005, New Valley filed a brief to challenge the assessment. In March 2007, New Valley and the state taxing authority agreed that the state taxing authority would refund approximately $700, including $400 of interest, of the amount paid in March 2005 to New Valley. New Valley anticipates receipt of the refund in the first half of 2007.

11.	STOCK COMPENSATION
      The Company grants equity compensation under two long-term incentive plans. As of December 31, 2006, there were approximately 4,729,500 shares available for issuance under the Company’s Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”) and approximately 835,000 shares available for issuance under the 1998 Long-Term Incentive Plan (the “1998” Plan”).
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
      Stock Options. On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which requires the Company to value unvested stock options granted prior to the adoption of SFAS No. 123(R) under the fair value method of accounting and expense this amount in the statement of operations over the stock options’ remaining vesting period. Upon adoption, there was no cumulative adjustment for the impact of the change in accounting principles because the assumed forfeiture rate did not differ significantly from prior periods. The Company recognized compensation expense of $470 ($279 net of income taxes) related to stock options in the year ended December 31, 2006 as a result of adopting SFAS No. 123(R).
      The terms of certain stock options awarded under the 1999 Plan in January 2001 and November 1999 provide for common stock dividend equivalents (at the same rate as paid on the common stock) with respect to the shares underlying the unexercised portion of the options. Prior to January 1, 2006, in accordance with APB Opinion No. 25, the Company accounted for the dividend equivalent rights on these options as additional compensation cost ($6,178 and $5,636, net of tax, for 2005 and 2004, respectively). Effective January 1, 2006, in accordance with SFAS No. 123(R), the Company recognizes payments of the dividend equivalent rights on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet ($6,186

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
for the year ended December 31, 2006), which is included as “Distributions on common stock” in the Company’s consolidated statement of changes in stockholders’ equity.
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
      The assumptions used under the Black-Scholes option pricing model in computing fair value of options are based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company’s common stock over the expected term of the option. The assumptions used were as follows:

	2006	2005	2004

Risk-free interest rate	4.9% – 5.0%	4.57%	4.54%
Expected volatility	38.17% – 40.52%	25.82%	18.43%
Dividend yield	9.96% – 10.03%	7.82%	9.88%
Expected holding period	6 – 6.75 years	10 years	10 years
Weighted average fair value	$2.14 – $2.50	$2.02	$0.45
      The net impact of the adoption of SFAS No. 123(R) was a reduction in the operating, selling, administrative and general expenses of $5,920 and an increase in net income of $5,909 for the year ended December 31, 2006. The net impact of the adoption of SFAS No. 123(R) was an increase in diluted EPS from $0.65 to $0.71 for the year ended December 31, 2006.
      Awards of options to employees under the Company’s stock compensation plans generally vest over periods ranging from four to five years and have a term of ten years from the date of grant. The expense related to stock option compensation included in the determination of net income for the years ended December 31, 2005 and 2004 differs from that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. Had the Company elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
value of stock options, its pro forma net income and pro forma EPS for the years ended December 31, 2005 and 2004 would have been as follows:

	2005	2004

Net income as revised (see Note 1(u))	$52,385	$7,151
Add: stock option employee compensation expense included in reported net income, net of related tax effects	8,668	5,839
Deduct: total stock option employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,474)	(1,803)

Pro forma net income	$57,579	$11,187

Income per share:
Basic — as reported	$1.13	$0.16
Basic — pro forma	$1.14	$0.22
Diluted — as reported	$1.06	$0.15
Diluted — pro forma	$1.08	$0.22
      The pro-forma amounts reported for the 2005 and 2004 periods reflect additional payments of dividend equivalent rights ($6,178 and $5,635, net of tax, respectively) on unexercised options as reductions in additional paid-in capital rather than compensation expense in accordance with SFAS No. 123. Additionally, upon reflecting the payment of dividend equivalent rights as a reduction of additional paid-in capital in determining its pro forma net income, the Company accounted for the effect of the underlying options as participating securities under EITF Issue No. 03-6, “Participating Securities and the Two — Class Method under FASB Statement 128”, which established standards regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when calculating its basic pro forma EPS. As a result, basic pro forma net income was reduced by $5,056 and $927 for the years ended December 31, 2005 and 2004, respectively, when calculating pro forma EPS.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      A summary of employee stock option transactions follows:

			Weighted-
			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value(1)

Outstanding on January 1, 2004	11,158,611	$10.66	5.6	$51,048
Granted	220,507	$10.67
Exercised	(1,220,140)	$6.96
Cancelled	(400,599)	$17.68

Outstanding on December 31, 2004	9,758,379	$10.87	4.7	$48,880
Granted	57,750	$19.48
Issued in New Valley acquisition	116,423	$8.63
Exercised	(339,621)	$11.17
Cancelled	(597,399)	$24.24

Outstanding on December 31, 2005	8,995,532	$10.03	3.6	$67,495
Granted	283,500	$16.76
Exercised	(322,261)	$9.66
Cancelled	(26,007)	$18.09

Outstanding on December 31, 2006	8,930,764	$10.22	2.8	$69,246

Options exercisable at:
December 31, 2004	9,342,372
December 31, 2005	8,847,927
December 31, 2006	8,588,528

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($17.75, $17.30, $15.08 and $14.10 at December 31, 2006, 2005 and 2004 and January 1, 2004, respectively) exceeds the option exercise price.
      Additional information relating to options outstanding at December 31, 2006 follows:

	Options Outstanding			Options Exercisable

		Weighted-Average
	Outstanding	Remaining		Exercisable
Range of	as of	Contractual Life	Weighted-Average	as of	Weighted-Average
Exercise Prices	12/31/2006	(Years)	Exercise Price	12/31/2006	Exercise Price

$0.00 – 6.82	3,696,471	1.6	$6.60	3,696,471	$6.60
$6.83 – 10.23	33,319	3.8	$8.94	23,747	$8.55
$10.24 – 13.64	3,418,954	2.9	$10.97	3,418,635	$10.98
$13.65 – 17.05	1,567,647	5.2	$14.86	1,283,828	$14.45
$17.06 – 20.46	47,250	8.4	$19.48	—	—
$21.47 – 23.87	5,096	5.1	$21.71	3,820	$21.71
$23.88 – 27.28	32,821	4.5	$24.61	32,821	$24.61
$27.28 – 30.69	55,193	4.1	$28.83	55,193	$28.83
$30.69 – 34.11	74,013	4.7	$31.20	74,013	$31.20

	8,930,764	2.8	$10.22	8,588,528	$11.05

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      As of December 31, 2006, there was $638 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately 1.95 years at December 31, 2006.
      In November 2005, the President of Liggett and Liggett Vector Brands agreed to the cancellation of an option to purchase 319,069 shares of the Company’s common stock at $30.09 per share granted under the 1999 Plan in September 2001. In this regard, the President of Liggett and the Company entered into an agreement, in which the Company, in accordance with the 1999 Plan, agreed after the passage of more than six months and assuming his continued employment with the Company or an affiliate of the Company, to grant him another stock option under the 1999 Plan covering 262,500 shares of the Company’s common stock with the exercise price equal to the value of the common stock on the grant date of the replacement option. The new option was issued on August 14, 2006 with an exercise price of $16.89 per share and a ten-year term and will became exercisable with respect to one-fourth of the shares on December 1, 2006, with an additional one-fourth becoming exercisable on each of the three succeeding one-year anniversaries of the first exercisable date through December 1, 2009.
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
      The terms of certain stock option grants awarded under the Amended 1999 Plan in January 2001 and November 1999 provide for common stock dividend equivalents (at the same rate as paid on the common stock) with respect to the shares underlying the unexercised portion of the options. In 2005 and 2004, the Company recorded charges to income of $6,661 and $5,798, respectively, for the dividend equivalent rights on these options.
      Non-qualified options for 283,500, 57,750 and 220,507 shares of common stock were issued under the 1998 Plan and the 1999 Plan during 2006, 2005 and 2004, respectively. The exercise prices of the options granted were $16.76 in 2006, $19.48 in 2005 and $10.67 in 2004. The exercise prices of the options granted in 2006, 2005 and 2004 were at the fair value on the dates of the grants, other than a grant of options for 262,500 shares in 2006 at $1.59 more than the fair value on the grant date.
      In connection with the merger of New Valley with a subsidiary of the Company on December 13, 2005, employee and director stock options to purchase New Valley common shares were converted, in accordance with the terms of such options, into options to purchase a total of 116,423 shares of the Company’s common stock at prices ranging from $6.30 to $11.39 per share.
      SFAS No. 123(R) requires the Company to calculate the pool of excess tax benefits, or APIC Pool, available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R), as if the Company had adopted SFAS No. 123 at its effective date in 1995. The two allowable methods to calculate the Company’s hypothetical APIC Pool are the long-form method tax benefits set forth in SFAS No. 123(R) and the short-form method set forth in FASB Staff Position No. 123R-3. The Company has elected to use the long-form method under which each award grant is tracked on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. The Company then compares the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to establish its hypothetical APIC Pool.
      Due to the adoption of SFAS No. 123(R), some exercises of options result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfall tax benenfits. The

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring after December 31, 2005. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded.
      The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $2,333, $1,767 and $8,654, respectively. Tax benefits related to option exercises of $578 and $2,990 were recorded as increases to stockholders’ equity for the years ended December 31, 2005 and 2004, respectively. In accordance with SFAS No. 123(R), tax benefits related to option exercises for the year ended December 31, 2006 were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises.
      During 2006, 322,261 options, exercisable at prices ranging from $7.99 to $15.43 per share, were exercised for $2,571 in cash and the delivery to the Company of 41,566 shares of common stock with a fair market value of $760, or $18.27, per share on the date of exercise.
      During 2005, 339,621 options, exercisable at prices ranging from $9.90 to $15.60 per share, were exercised for $3,625 in cash and the delivery to the Company of 8,100 shares of common stock with a fair market value of $167, or $18.70, per share on the date of exercise.
      During 2004, 1,220,140 options, exercisable at prices ranging from $3.38 to $13.33 per share, were exercised for $3,165 in cash and the delivery to the Company of 384,357 shares of common stock with a fair market value of $5,346, or $13.91, per share on the date of exercise.
      Restricted Stock Awards. In January 2005, New Valley awarded the President of New Valley, who also served in the same position with the Company, a restricted stock grant of 1,250,000 shares of New Valley’s common shares. Under the terms of the award, one-seventh of the shares vested on July 15, 2005, with an additional one-seventh vesting on each of the five succeeding one-year anniversaries of the first vesting date through July 15, 2010 and an additional one-seventh vesting on January 15, 2011. In September 2005, in connection with his election as Chief Executive Officer of the Company, he renounced and waived, as of that date, the unvested 1,071,429 common shares deliverable by New Valley to him in the future. The Company recorded an expense of $1,267 ($679 net of minority interests) associated with the grant for the year ended December 31, 2005.
      In September 2005, the President of the Company was awarded a restricted stock grant of 525,000 shares of the Company’s common stock and, on November 16, 2005, he was awarded an additional restricted stock grant of 82,498 shares of the Company’s common stock, in each case, pursuant to the 1999 Plan. Pursuant to the restricted share agreements, one-fourth of the shares vested on September 15, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through September 15, 2009. In the event his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in his restricted share agreements) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. These restricted stock awards by the Company replaced the unvested portion of the New Valley restricted stock grant relinquished by the President of the Company. The number of restricted shares of the Company’s common stock awarded to him by the Company (607,498 shares) was the equivalent of the number of shares of the Company’s common stock that would have been issued to him had he retained his unvested New Valley restricted shares and those shares were exchanged for the Company’s common stock in the exchange offer and subsequent merger whereby the Company acquired the remaining minority interest in New Valley in December 2005. The Company recorded deferred compensation of $11,340 representing the fair market value of the total restricted shares on the dates of grant. The deferred compensation will be amortized over the vesting period as a charge

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
to compensation expense. The Company recorded an expense of $2,987 and $679 associated with the grants for the years ended December 31, 2006 and 2005, respectively.
      In November 2005, the President of Liggett and Liggett Vector Brands was awarded a restricted stock grant of 52,500 shares of the Company’s common stock pursuant to the 1999 Plan. Pursuant to his restricted share agreement, one-fourth of the shares vested on November 1, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through November 1, 2009. In the event his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in his restricted share agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The Company recorded deferred compensation of $1,018 representing the fair market value of the restricted shares on the date of grant. The Company recorded an expense of $254 and $37 associated with the grant for the years ended December 31, 2006 and 2005, respectively.
      On June 1, 2004, the Company granted 11,576 restricted shares of the Company’s common stock pursuant to the Amended 1999 Plan to each of its four outside directors. The shares will vest over a period of three years. The Company will recognize $644 of expense over the vesting period. The Company also recognized $215, $215 and $125 of expense for the years ended December 31, 2006, 2005 and 2004, respectively, in connection with restricted stock awards granted to its outside directors in June 2004.
      As of December 31, 2006, there was $6,386 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 1.81 years at December 31, 2006.
      The Company’s accounting policy is to treat dividends paid on unvested restricted stock as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.

12.	CONTINGENCIES
      Smoking-Related Litigation:
      Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the year ended December 31, 2006, Liggett incurred legal fees and other litigation costs totaling approximately $5,353 compared to $8,048 for the year ended December 31, 2005.
      Individual Actions. As of December 31, 2006, there were approximately 135 cases pending against Liggett (excluding approximately 975 individual cases pending in West Virginia state court as a consolidated action), and in most cases other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
compensatory and, in some cases, punitive damages. Of these, 73 were pending in Florida (55 of which are abated pending resolution of Engle), 17 in Missouri 13 in New York, and 12 in Mississippi. The balance of the individual cases were pending in nine states and territories.
      There are currently four individual cases pending where Liggett is the only tobacco company defendant. In April 2004, in Davis v. Liggett Group Inc., a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. In March 2005, in Ferlanti v. Liggett Group Inc., a Florida state court granted Liggett’s motion for summary judgment. The plaintiff appealed and in June 2006, the appellate court reversed and remanded back to the trial court. Discovery is pending. Trial has been scheduled in Missouri state court for May 2007 in Frost v. Liggett Group Inc. There is no activity in the other case where Liggett is the sole tobacco company defendant.
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
      Jury awards representing material amounts of damages have been returned against other cigarette manufacturers in recent years. The awards in these individual actions are for both compensatory and punitive damages. Over the last several years, after conclusion of all appeals, damage awards have been paid to several individual plaintiffs by other cigarette manufacturers including an award of $5,500 in compensatory damages and $50,000 in punitive damages, plus $27,000 in interest, paid in 2006 by Philip Morris in Boeken v. Philip Morris. Liggett was not a party to those actions. The following is a brief description of several of the pending cases where jury awards against other manufacturers are on appeal:

•	In March 1999, an Oregon state court jury found in favor of the plaintiff in Williams v. Philip Morris. The jury awarded $800 in compensatory damages and $79,500 in punitive damages which was subsequently reduced by the trial court to $32,000. In June 2002, the Oregon Court of Appeals reinstated the $79,500 punitive damages award. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the State Farm decision, limiting punitive damages. In June 2004, the Oregon appellate court reinstated the original jury verdict. In February 2006, the Oregon Supreme Court reaffirmed the $79,500 punitive damages jury verdict. In February 2007, the United States Supreme Court vacated the punitive damages award and remanded the case to the Oregon Supreme Court.

•	In March 2002, an Oregon state court jury found in favor of the plaintiff in Schwarz v. Philip Morris and awarded $169 in compensatory damages and $150,000 in punitive damages. In May 2002, the trial court reduced the punitive damages award to $100,000. In May 2006, the Oregon Court of Appeals

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

affirmed the compensatory damages award. It also vacated the punitive damages award and remanded for a new trial on the amount of punitive damages. The plaintiffs petitioned the Oregon Supreme Court to review the decision which deferred further action pending the United States Supreme Court’s decision on punitive damages in the Williams case, discussed above.

•	In October 2002, a California state court jury found in favor of the plaintiff in Bullock v. Philip Morris and awarded $850 in compensatory damages and $28,000,000 in punitive damages. In December 2002, the trial court reduced the punitive damages award to $28,000. In August 2006, the California Supreme Court denied plaintiff’s petition to overturn the trial court’s reduction in the punitive damage award and granted defendant’s petition for review of the punitive damage award, with further action deferred pending the United States Supreme Court’s decision on punitive damages in the Williams case, discussed above.

•	In December 2003, a New York state court jury found in favor of the plaintiff in Frankson v. Brown & Williamson Tobacco Corp. and awarded $350 in compensatory damages. In January 2004, the jury awarded $20,000 in punitive damages. The deceased smoker was found to be 50% at fault. In June 2004, the court increased the compensatory damages to $500 and decreased the punitive damages to $5,000. The defendants filed a notice of appeal on January 25, 2007.

•	In February 2005, a Missouri state court jury found in favor of the plaintiff in Smith v. Brown & Williamson Tobacco Corp., and awarded $2,000 in compensatory damages and $20,000 in punitive damages. The defendants have appealed to the Missouri Court of Appeals. Oral argument occurred in October 2006. A decision is pending.

•	In March 2005, a New York state court jury found in favor of the plaintiff in Rose v. Brown & Williamson Tobacco Corp. and awarded $3,400 in compensatory damages and $17,100 in punitive damages. The defendants have appealed to the Supreme Court of New York, Appellate Division, First Department. Oral argument occurred in December 2006. A decision is pending.
      Class Actions. As of December 31, 2006, there were 11 actions pending for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in Castano v. American Tobacco Co., reversed a federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.
      The Castano decision has had a limited effect with respect to courts’ decisions regarding narrower smoking-related classes or class actions brought in state rather than federal court. For example, since the Fifth Circuit’s ruling in Louisiana, in Scott v. American Tobacco Co., Inc.,(Liggett is not a defendant in this proceeding) certified an “addiction-as-injury” class action that covered only citizens in the state. In May 2004, the Scott jury returned a verdict in the amount of $591,000, plus prejudgment interest, on the class’ claim for a smoking cessation program. In February 2007, the appellate court upheld $279,000 of the $591,000 verdict, finding that certain smokers were entitled to damages. The trial court’s award of prejudgment interest was overturned by the appellate court. The case was remanded to the trial court. On February 21, 2007, the defendants filed a motion for rehearing. Two other class actions, Broin v. Philip Morris Companies Inc., (Liggett has been dismissed from this case) and Engle v. R.J. Reynolds Tobacco Company, were certified in state court in Florida prior to the Fifth Circuit’s decision. Engle has since been decertified.
      In May 1994, Engle was filed against Liggett and others in Miami-Dade County, Florida. The class consisted of all Florida residents who, by November 21, 1996, have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarette smoking. Phase I of the trial commenced in July 1998 and in July 1999, the jury returned the Phase I verdict against Liggett and other

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
tobacco companies. The Phase I verdict concerned certain issues determined by the trial court to be “common” to the causes of action of the plaintiff class. The jury made several findings adverse to the defendants including that defendants’ conduct “rose to a level that would permit a potential award or entitlement to punitive damages.” Phase II of the trial, which commenced November 1999, was a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. In April 2000, the jury awarded compensatory damages of $12,704 to the three plaintiffs, to be reduced in proportion to the respective plaintiff’s fault. The claim of one of the three plaintiffs, in the amount of $5,831, was subsequently overturned as time barred and the court found that Liggett was not liable to the other two plaintiffs. In July 2000, the jury awarded approximately $145,000,000 in punitive damages against all defendants including $790,000 against Liggett. The trial court entered a final order of judgment against the defendants in November 2000. Liggett and the other defendants appealed.
      In May 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case with instructions to decertify the class. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 Third District Court of Appeal’s decision. Among other things, the Florida Supreme Court affirmed the decision decertifying the class and the order vacating the punitive damages award, but preserved several of the Phase I findings (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) the defendants agreed to misrepresent information relating to the health effects of cigarettes with the intention that the public would rely on this information to its detriment; (vi) all defendants sold or supplied cigarettes that were defective; and (vii) all defendants were negligent) and allowed class members to proceed to trial on individual liability issues (utilizing the above findings) and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year from January 11, 2007. All parties moved for reconsideration and/or clarification. On December 21, 2006, the Florida Supreme Court denied the motions for reconsideration and/or clarification of the decision, except that the court vacated the determination of a finding as to fraud and misrepresentation by the defendants and therefore, the conspiracy to misrepresent finding was also vacated. The Florida Supreme Court issued its mandate on that decision on January 11, 2007, at which time the case was remanded to the Third District Court of Appeal for further proceedings consistent with the Florida Supreme Court’s opinion. Defendants sought leave to submit supplemental briefing to the Third District Court of Appeal on remaining appellate issues, which was denied by the court on February 20, 2007. Additionally, the Engle class has moved in the trial court for a post-mandate status conference for the issuance of notice to the class regarding decertification and the running of the one year time frame in which to file individual lawsuits, and for attorneys’ fees and costs for class counsel. The Florida Supreme Court decision could result in the filing of a large number of individual personal injury cases in Florida.
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
      In May 2001, Liggett, Philip Morris and Lorillard Tobacco Company reached an agreement with the Engle class, which provided assurance of Liggett’s ability to appeal the jury’s July 2000 punitive damage verdict. As required by the agreement, Liggett released the existing $3,450 bond and paid $6,273 into an escrow account to be held for the benefit of the Engle class, upon completion of the appeals process, regardless

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
of the outcome of the appeal. In light of the Florida Supreme Court’s July 2006 decision decertifying the Engle class, entitlement to the escrowed monies will have to be determined by the court.
      In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Company, awarded $37,500 in compensatory damages in a case involving Liggett and two other tobacco manufacturers. In March 2003, the court reduced the amount of the compensatory damages to $24,860. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle class member suit following entry of final judgment by the Engle trial court; the claims of all other individuals who are purported members of the class were stayed or “abated” pending appellate review of the Engle verdict. Entry of the final judgment in Lukacs, along with plaintiff’s motion to tax costs and attorneys’ fees, was stayed pending appellate review of the Engle final judgment. The plaintiff has recently moved for the trial court to enter final judgment in this matter. A hearing on plaintiff’s motion to enter final judgment has been set for March 15, 2007. Liggett may ultimately be required to bond the amount of the judgment against it to perfect its appeal. Other Florida plaintiffs will likely move to lift the order of abatement in their individual actions in light of the Florida Supreme Court’s decision.
      Class certification motions are pending in a number of putative class actions. Classes remain certified against Liggett in West Virginia (Blankenship), Kansas (Smith) and New Mexico (Romero). Smith and Romero are alleged price fixing cases. Several classes remain certified against others in the industry. A number of class certification denials are on appeal.
      There are currently two cases pending in which plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. In Smith v. Philip Morris, a Kansas state court granted class certification in November 2001. Discovery is pending. In April 2003, class certification was granted in Romero v. Philip Morris, pending in New Mexico state court, and was affirmed in February 2005 by the New Mexico Supreme Court. In June 2006, the trial court in Romero granted defendants’ motions for summary judgment. Plaintiffs have appealed.
      In April 2001, a California state court, in Brown v. The American Tobacco Co., Inc., granted in part plaintiffs’ motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants’ cigarettes “during the applicable time period” and who were exposed to defendants’ marketing and advertising activities in California. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law. In October 2006, the plaintiffs filed a petition for review with the California Supreme Court, which was granted in November 2006. Briefing is underway. Liggett is a defendant in the case.
      In Cleary v.  Philip Morris, Inc., the plaintiffs filed their motion for class certification in December 2001. The action is brought on behalf of persons who have allegedly been injured by (i) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine; (ii) the defendants’ alleged acts of targeting its advertising and marketing to minors; and (iii) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs request that the defendants be required to disgorge all profits unjustly received through its sale of cigarettes to plaintiffs, which in no event will be greater than $75,000 each, inclusive of punitive damages, interest and costs. In July 2006, the plaintiffs filed a motion for class certification. A class certification hearing has been scheduled for September 6, 2007. Merits discovery is stayed pending a ruling by the court on class certification.
      Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging, among other things, that the use of the terms “light” and “ultra light” constitutes unfair and deceptive trade practices, among other things. One such suit, Schwab v. Philip Morris, pending in federal court in New York, seeks to create a nationwide class of “light” cigarette smokers and includes Liggett as a defendant. The action asserts claims under RICO. The proposed class is seeking as much as $200,000,000 in

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
damages, which could be trebled under RICO. In November 2005, the court ruled that if the class is certified, the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members. Fluid recovery would permit potential damages to be paid out in ways other than merely giving cash directly to plaintiffs, such as establishing a pool of money that could be used for public purposes. In September 2006, the court granted plaintiff’s motion for class certification. In November 2006, the United States Court of Appeals for the Second Circuit issued a permanent stay of the case, pending appeal. In March 2003, in a class action brought against Philip Morris on behalf of smokers of light and ultra light cigarettes, an Illinois state court judge, in Price v. Philip Morris, awarded $7,100,500 in actual damages to the class members, $3,000,000 in punitive damages to the State of Illinois (which was not a plaintiff), and approximately $1,800,000 in attorney’s fees and costs. In December 2005, the Illinois Supreme Court reversed the lower state court’s decision and remanded, with instructions to dismiss the case. In November 2006, the United States Supreme Court declined to review the decision. Judgment was entered by the Illinois Court dismissing the case. In January 2007, plaintiffs filed a motion to vacate and/or withhold judgment.
      Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia State court has consolidated approximately 975 individual smoker actions that were pending prior to 2001 for trial of certain common issues. The consolidation was affirmed on appeal by the West Virginia Supreme Court. The first phase of the trial has been set for March 2008 on certain liability and punitive damages claims allegedly common to the consolidated claims. In January 2002, the court severed Liggett from the trial of the consolidated action.
      Governmental Actions. As of December 31, 2006, there were five Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was “unjustly enriched” by plaintiffs’ payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.
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
      In Republic of Panama v. The American Tobacco Company and State of Sao Paulo v. The American Tobacco Company, the cases, originally filed in Louisiana state court, were consolidated and then dismissed by the trial court on the basis that Louisiana is not an appropriate forum. The plaintiffs asked the trial court for reconsideration and, at the same time, noticed an appeal to the Louisiana Court of Appeals. The plaintiffs filed new cases in Delaware state court in July 2005. In July 2006, the Delaware court granted defendants’ motion to dismiss. On February 23, 2007, the Delaware Supreme Court affirmed the dismissal.
      In Crow Creek Sioux Tribe v. American Tobacco Company, pending in South Dakota tribal court, a Native American tribe is seeking equitable and injunctive relief for damages incurred by the tribe in paying for the expenses of indigent smokers. The case is dormant.
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
      In August 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. The Final Judgment, among other things, ordered the following relief against the non-Liggett defendants: (i) the defendants are enjoined from committing any act of racketeering concerning the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) the defendants are enjoined from making any material false, misleading, or deceptive statement or representation concerning cigarettes that persuades people to purchase cigarettes; (iii) the defendants are permanently enjoined from utilizing “lights”, “low tar”, “ultra lights”, “mild”, or “natural” descriptors, or conveying any other express or implied health messages in connection with the marketing or sale of cigarettes as of January 1, 2007; (iv) the defendants must make certain corrective statements on their websites, and in television and print media advertisements; (v) the defendants must maintain internet document websites until 2016 with access to smoking and health related documents; (vi) the defendants must disclose all disaggregated marketing data to the government on a confidential basis; (vii) the defendants are not permitted to sell or otherwise transfer any of their cigarette brands, product formulas or businesses to any person or entity for domestic use without a court order, and unless the acquiring person or entity agrees to be bound by the terms of the Final Judgment; and (viii) the defendants must pay the appropriate costs of the government in prosecuting the action, in an amount to be determined by the trial court.
      No monetary damages were awarded other than the government’s costs. The United States Court of Appeals for the District of Columbia stayed the Final Judgment pending appeal. It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. While Liggett was excluded from the Final Judgment, to the extent that it leads to a decline in the industry-wide shipments of cigarettes in the United States, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.
      Third-Party Payor Actions. As of December 31, 2006, there were three Third-Party Payor Actions pending against Liggett. The Third-Party Payor Actions typically have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. In Third-Party Payor Actions, claimants have set forth several theories of relief sought: funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys’ fees. Although no specific amounts are provided, it is understood that requested damages against the tobacco company defendants in these cases might be in the billions of dollars.
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
      In June 2005, the Jerusalem District Court in Israel added Liggett as a defendant in an action commenced in 1998 by the largest private insurer in that country, General Health Services, against the major

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
United States tobacco manufacturers. The plaintiff seeks to recover the past and future value of the total expenditures for health care services provided to residents of Israel resulting from tobacco related disease, court ordered interest for past expenditures from the date of filing the statement of claim, increased and/or punitive and/or exemplary damages and costs. The court ruled that, although Liggett had not sold product in Israel since at least 1978, it might still have liability for damages resulting from smoking of its product to the extent, if any, that it sold cigarettes there before 1978. Motions filed by the defendants are pending before the Israel Supreme Court seeking appeal from a lower court’s decision granting leave to plaintiffs for foreign service of process.
      In August 2005, the United Seniors Association, Inc. filed a lawsuit in federal court in Massachusetts pursuant to the private cause of action provisions of the MSP seeking to recover for the Medicare program all expenditures on smoking-related diseases since August 1999. On August 28, 2006, the court granted the defendants’ motion to dismiss the complaint. The plaintiffs appealed. Oral argument was held on March 6, 2007.
      Settlements. In March 1996, March 1997 and March 1998, Liggett entered into settlements of smoking-related litigation with the Attorneys General of 45 states and territories. The settlements released Liggett from all smoking-related claims within those states and territories, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.
      In the settling jurisdictions, the MSA released Liggett from:

•	all claims of the settling states and their respective political subdivisions and other recipients of state health care funds, relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products; and

•	all monetary claims of the settling states and their respective subdivisions and other recipients of state health care funds, relating to future conduct arising out of the use of or exposure to, tobacco products that have been manufactured in the ordinary course of business.
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
      Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.3% of the total cigarettes shipped in the United States during 2004, 2.2% during 2005 and 2.4% during 2006. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, would pay on each excess unit an amount equal (on a per-unit basis) to that due by the OPMs for that year, subject to applicable adjustments, offsets and reductions. In April 2004, Liggett and Vector Tobacco paid a total of $50,322 for their 2003 MSA obligations. In April 2005, Liggett and Vector Tobacco paid a total of $20,982 for their 2004 MSA obligations. In April 2006, Liggett and Vector Tobacco paid a total of $10,637 for their 2005 MSA obligations. In April 2007, we expect to pay approximately $38,700 with respect to obligations under the MSA. Liggett and Vector Tobacco have expensed $34,815 for their estimated MSA obligations for 2006 as part of cost of goods sold.
      Under the payment provisions of the MSA, the Participating Manufacturers are required to pay the following base annual amounts (subject to applicable adjustments, offsets and reductions):

Base
Payment Year	Amount

2007	$8,000,000
2008 and each year thereafter	$9,000,000
      These annual payments will be allocated based on unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligations of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.
      In 2005, the Independent Auditor under the MSA calculated that Liggett owed $28,668 for its 2004 sales. In April 2005, Liggett paid $11,678 and disputed the balance, as permitted by the MSA. Liggett subsequently paid an additional $9,304, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At December 31, 2006, included in “Other Assets” on the company’s consolidated balance sheet, was a receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686, which was withheld from payment, is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the Independent Auditor’s retroactive change from “gross” to “net” units in calculating MSA payments, which Liggett contends is improper, as discussed below. From its April 2006 payment, Liggett withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,612 relating to the retroactive change from “gross” to “net” units.
      The following amounts have not been accrued in the accompanying consolidated financial statements as they relate to Liggett’s and Vector Tobacco’s claim for an NPM adjustment: $6,513 for 2003, $3,789 for 2004 and $800 for 2005.
      In March 2006, an independent economic consulting firm selected pursuant to the MSA rendered its final and non-appealable decision that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers for 2003. In February 2007, the same firm rendered the same decision with respect to 2004. As a result, the manufacturers are entitled to potential NPM Adjustments to their 2003

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
and 2004 MSA payments. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that state or territory.
      Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation has been commenced in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the Independent Auditor under the MSA previously determined to be as much as $1,200,000. To date, 37 of 38 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable. Many of the decisions compelling arbitration have been appealed. The Participating Manufacturers have appealed the decision of the North Dakota court that the dispute is not arbitrable. There can be no assurance that the Participating Manufacturers will receive any adjustment as a result of these proceedings.
      In October 2004, the Independent Auditor notified Liggett and all other Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, were going to be recalculated utilizing “net” unit amounts, rather than “gross” unit amounts (which had been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the MSA of approximately $14,800 for the periods 2001 through 2006, and require Liggett to pay an additional amount of approximately $3,400 in 2007 and in future periods by lowering Liggett’s market share exemption under the MSA.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      In 2003, in order to resolve any potential issues with Minnesota as to Liggett’s settlement obligations, Liggett negotiated a $100 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. In December 2004, Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In March 2005, Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. Liggett offered Florida $2,500 in a lump sum to settle all alleged obligations through December 31, 2006 and $100 per year thereafter in any year in which cigarettes manufactured by Liggett are sold in Florida, to resolve all alleged future obligations under the settlement agreement. In November 2004, Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In April 2005, Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. No specific monetary demand has been made by Texas. Liggett has met with representatives of Mississippi and Texas to discuss the issues relating to the alleged defaults, although no resolution has been reached.
      Except for $2,000 accrued for the year ended December 31, 2005 and an additional $500 accrued during 2006, in connection with the foregoing matters, no other amounts have been accrued in the accompanying consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. At December 31, 2006, $2,500 remained in settlement accruals on the Company’s consolidated balance sheet. There can be no assurance that Liggett will resolve these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.
      In August 2004, the Company announced that Liggett and Vector Tobacco had notified the Attorneys General of 46 states that they intended to initiate proceedings against one or more of the Settling States for violating the terms of the MSA. The Company’s subsidiaries alleged that the Settling States violated their rights and the MSA by extending unauthorized favorable financial terms to Miami-based Vibo Corporation d/b/a General Tobacco when, in August 2004, the Settling States entered into an agreement with General Tobacco purporting to allow it to become a Subsequent Participating Manufacturer under the MSA. General Tobacco imports discount cigarettes manufactured in Colombia, South America.
      In the notice sent to the Attorneys General, the Company’s subsidiaries indicated that they sought to enforce the terms of the MSA, void the General Tobacco agreement and enjoin the Settling States and National Association of Attorneys General from listing General Tobacco as a Participating Manufacturer on their websites. Several SPMs, including Liggett and Vector Tobacco, filed a motion in state court in Kentucky seeking to enforce the terms of the MSA with respect to General Tobacco or, alternatively, to receive the same treatment as General Tobacco under the MSA’s most favored nation clause. In January 2006, the court entered an order denying the motion and finding that the terms of the General Tobacco settlement agreement were not in violation of the MSA. The judge also found that the SPMs, under these circumstances, were not entitled to most favored nation treatment. These SPMs appealed to the Kentucky court of appeals. Oral argument was heard on March 13, 2007.
      There is a suit pending against New York state officials, in which importers of cigarettes allege that the MSA and certain New York statutes enacted in connection with the MSA violate federal antitrust and constitutional law. The United States Court of Appeals for the Second Circuit has held that plaintiffs have stated a claim for relief on antitrust grounds. In September 2004, the court denied plaintiffs’ motion to preliminarily enjoin the MSA and certain related New York statutes, but the court issued a preliminary

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
injunction against an amendment repealing the “allocable share” provision of the New York escrow statute. The parties’ motions for summary judgment are pending. Additionally, in a proceeding pending in New York federal court, plaintiffs seek to enjoin the statutes enacted by New York and other states in connection with the MSA on the grounds that the statutes violate the Commerce Clause of the United States Constitution and federal antitrust laws. In September 2005, the United States Court of Appeals for the Second Circuit held that plaintiffs have stated a claim for relief and that the New York federal court had jurisdiction of the other defendant state attorneys general. In October 2006, the United States Supreme Court denied the attorneys generals’ petition for writ of certiorari. Similar lawsuits are pending in Kentucky, Arkansas, Kansas, Louisiana, Tennessee and Oklahoma. Liggett and the other tobacco companies are not defendants in these cases.
      Upcoming Trials. An individual action in Missouri state court, where Liggett is the sole tobacco company defendant, is currently scheduled for trial in May 2007. An individual action in New York state court, where Liggett is a defendant along with other tobacco companies, is currently scheduled for trial in September 2007. There are two other individual actions in New York state court, where Liggett is a defendant along with other tobacco companies that may also be set for trial in 2007. Two individual actions in Florida are likely to be set for trial in 2007. Liggett is the sole tobacco company defendant in one of these cases. Trial dates, however, are subject to change.
      Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision. Although the Florida Supreme Court affirmed the decision to decertify the class and the order vacating the punitive damages award, the court upheld certain of the trial court’s Phase I determinations. These findings could result in the filing of a large number of individual personal injury cases in Florida which could have a material adverse effect on the Company. In June 2002, the jury in the Lukacs case, an individual case brought under the third phase of the Engle case, awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. Entry of the final judgment in Lukacs, along with plaintiff’s motion to tax costs and attorneys’ fees, was stayed pending appellate review of the Engle final judgment. The plaintiff has recently moved for the trial court to enter final judgment in this matter. A hearing on the motion has been scheduled for March 15, 2007. Liggett may ultimately be required to bond the amount of the judgment entered against it to perfect its appeal. In April 2004, a jury in a Florida state court action awarded compensatory damages of approximately $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. In August 2006, the trial court in the Department of Justice case entered a Final Judgment and Remedial Order against certain cigarette manufacturers. It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. While Liggett was excluded from the Final Judgment, to the extent that the judgment leads to a decline in the industry-wide shipments of cigarettes in the United States, Liggett’s sales volume, operating income and cash flows could be materially adversely affected. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments as a result of the decision in the Engle case, including the filing of a large number of individual personal injury cases in Florida. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.
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
      Other Litigation:
      In 1994, New Valley commenced an action against the United States government seeking damages for breach of a launch services agreement covering the launch of one of the Westar satellites owned by New Valley’s former Western Union satellite business. In August 2005, the court issued an opinion concluding that the United States government is liable for breach of contract to New Valley and that damages would be determined in a further proceeding. On March 14, 2007, the parties entered into a Stipulation for the Entry of Judgment to settle New Valley’s claims. The settlement, among other things, calls for the payment of $20,000, by the government to New Valley, inclusive of interest, with each party to bear its own costs, expenses and attorney fees. The stipulation has been submitted to the United States Court of Federal Claims for approval. The Company expects to recognize a pre-tax gain in 2007 of approximately $19,500 in connection with the settlement.
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
      Beginning in 2002, Liggett was served in three class actions filed on behalf of purported descendants of slaves, seeking reparations from defendants, including Liggett, for alleged profits arising from the use of slave labor. In October 2002, these three actions were consolidated by the court. In July 2005, the district court granted defendants’ motions to dismiss these actions. Thereafter, plaintiffs appealed. Oral argument was held in September 2006 and on December 13, 2006, the appellate court affirmed in part and reversed in part the district court’s decision. The court affirmed the district court’s dismissal without prejudice, for lack of standing, of all claims except those brought by putative legal representatives. The dismissal of claims brought by the putative legal representatives was affirmed on the merits, and therefore, were dismissed with prejudice. The dismissal of the consumer protection claims was reversed and the case was remanded to the district court for further proceedings.
      In October 2005, Lorillard Tobacco Company advised Liggett that it believed that certain styles of Liggett’s Grand Prix brand cigarettes created a likelihood of confusion among consumers with Lorillard’s Newport cigarette brand because of similarities in packaging. On December 1, 2006, Lorillard commenced an action in the United States District Court for the Middle District of North Carolina seeking, among other things: an injunction against Liggett’s sale of certain brand styles of Grand Prix; an order directing the recall of

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
the relevant brand styles; an accounting of profits for the relevant brand styles; treble damages; and interest, fees and costs. Counsel has advised Liggett that it has meritorious defenses to the action.
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
      The tobacco industry is subject to a wide range of laws and regulations regarding the marketing, sale, taxation and use of tobacco products imposed by local, state and federal governments. There have been a number of restrictive regulatory actions, adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation or legislation.
      Other Matters:
      In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. The Company believes the fair value of Eve’s guarantee was immaterial at December 31, 2006.
      In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2006.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,

	2006	2005	2004

I. Cash paid during the period for:
Interest	$35,553	$25,382	$22,506
Income taxes	45,475	14,045	2,393
II. Non-cash investing and financing activities:
Issuance of stock dividend	271	210	199
Conversion of debt	70,000	—	8
Non-cash dividend of LTS shares	—	2,986	—
Capital leases with purchase of equipment	—	418	—
Equipment acquired through financing agreements	—	6,713	—

14.	RELATED PARTY TRANSACTIONS
      In connection with the Company’s private offering of convertible notes in November 2004, in order to permit hedging transactions by the purchasers, the purchasers of the notes required a principal stockholder of the Company, who serves as the Executive Chairman of the Company, to enter into an agreement granting the placement agent for the offering the right, in its sole discretion, to borrow up to 3,828,843 shares of common stock from this stockholder or an entity affiliated with him during a 30-month period through May 2007, subject to extension under various conditions, and that he agreed not to dispose of such shares during this period, subject to limited exceptions. In consideration for this stockholder agreeing to lend his shares in order to facilitate the Company’s offering and accepting the resulting liquidity risk, the Company agreed to pay him or an affiliate designated by him an annual fee, payable on a quarterly basis in cash or, by mutual agreement of the Company and this stockholder, shares of Common Stock, equal to 1% of the aggregate market value of 3,828,843 shares of Common Stock. In addition, the Company agreed to hold this stockholder harmless on an after-tax basis against any increase, if any, in the income tax rate applicable to dividends paid on the shares as a result of the share loan agreement. For the years ended December 31, 2006 and 2005, the Company recognized expense of $1,207 and $873 for amounts payable to an entity affiliated with this stockholder under this agreement. This stockholder has the right to assign to one of the Company’s other principal stockholders, who serves as the Company’s President, some or all of his obligation to lend the shares under such agreement. In May 2006, this stockholder assigned to the other stockholder the obligation to lend 562,355 shares of Common Stock under the agreement.
      In connection with the April 2005 placement of additional convertible notes, the Company entered into a similar agreement through May 2007 with this other principal stockholder, who is the President of the Company, with respect to 330,750 shares of common stock. For the years ended December 31, 2006 and 2005, the Company recognized expense of $115 and $41 for amounts payable to an entity affiliated with this stockholder under this agreement and for the assigned obligation to lend shares.
      In connection with the Company’s convertible note offering in 2001, a similar agreement with a principal stockholder of the Company, who is the Executive Chairman of the Company, had been in place for the three-year period ended June 29, 2004. For the year ended December 31, 2004, the Company paid an entity affiliated with this stockholder an aggregate of $291 under this agreement.
      In September 2006, the Company entered into an agreement with Ladenburg Thalmann Financial Services Inc. (“LTS”) pursuant to which the Company agreed to make available to LTS the services of the Company’s executive vice president to serve as the president and chief executive officer of LTS and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Sarbanes-Oxley Act of 2002. In consideration for such services, LTS will pay the Company an annual fee of $250 plus reimbursement of expenses and will indemnify the Company. The agreement is terminable by either party upon 30 days’ prior written notice. Various executive officers and directors of the Company and New Valley serve as members of the Board of Directors of LTS, which is indebted to New Valley. (Refer to Note 17.)
      The Company’s President, a firm he serves as a consultant to (and, prior to January 2005, was the Chairman of), and affiliates of that firm received ordinary and customary insurance commissions aggregating approximately $273, $495 and $587 in 2006, 2005 and 2004, respectively, on various insurance policies issued for the Company and its subsidiaries and equity investees.
      The Company is an investor in investment partnerships affiliated with certain stockholders of the Company. (Refer to Note 6.)

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

	December 31, 2006		December 31, 2005

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$146,769	$146,769	$181,059	$181,059
Investment securities available for sale	18,960	18,960	18,507	18,507
Restricted assets	8,274	8,274	6,743	6,743
Long-term investments accounted for at cost	32,971	47,560	7,828	15,537
Long-term investments accounted for using equity method	10,230	10,230	—	—
Financial liabilities:
Notes payable and long-term debt	155,990	340,837	247,555	286,477
Embedded derivatives	95,473	95,473	39,371	39,371

16.	PHILIP MORRIS BRAND TRANSACTION
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
      On May 24, 1999, Trademarks borrowed $134,900 from a lending institution. The loan is guaranteed by Eve and collateralized by a pledge by Trademarks of the three brands and Trademarks’ interest in the trademark license agreement (discussed below) and by a pledge by Eve of its Class B interest. In connection with the closing of the Class A option, Trademarks distributed the loan proceeds to Eve as the holder of the Class B interest. The cash exercise price of the Class B option and Trademarks’ redemption price were reduced by the amount distributed to Eve. Upon Philip Morris’ exercise of the Class B option or Trademarks’ exercise of its redemption right, Philip Morris or Trademarks, as relevant, will be required to obtain Eve’s release from its guaranty. The Class B interest will be entitled to a guaranteed payment of $500 each year with the Class A interest allocated all remaining income or loss of Trademarks. The Company believes the fair value of Eve’s guarantee is negligible at December 31, 2006.
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
      See Note 10 regarding the settlement with the Internal Revenue Service relating to the Philip Morris brand transaction.

17.	NEW VALLEY CORPORATION
      Office Buildings. In December 2002, New Valley purchased two office buildings in Princeton, New Jersey for a total purchase price of $54,000. In February 2005, New Valley completed the sale of the office buildings for $71,500. (Refer to Notes 5, 6 and 19.)
      Investments in non-consolidated real estate businesses. New Valley accounts for its 50% interests in Douglas Elliman Realty LLC, Koa Investors LLC and 16th & K Holdings LLC, as well as its 22.22% interest in Ceebraid Acquisition Corporation (“Ceebraid”) on the equity method. Douglas Elliman Realty operates a residential real estate brokerage company in the New York metropolitan area. Koa Investors owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter 2004 as a four star resort with 521 rooms. 16th and K Holdings acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C. in August 2005. The St. Regis Hotel was temporarily closed for an extensive renovation on August 31, 2006. Ceebraid owns the Holiday Isle Resort in Islamorada, Florida.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The components of “Investments in non-consolidated real estate businesses” were as follows as of December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005

Douglas Elliman Realty LLC	$20,481	$13,937
16th and K Holdings LLC	7,182	3,454
Ceebraid Acquisition Corporation	753	—
Koa Investors LLC	—	—

Investments in non-consolidated real estate businesses	$28,416	$17,391

      Residential Brokerage Business. New Valley recorded income of $12,662, $11,217 and $11,612 for the years ended December 31, 2006, 2005 and 2004, respectively, associated with Douglas Elliman Realty. Summarized financial information as of December 31, 2006 and 2005 and for the three years ended December 31, 2006 for Douglas Elliman Realty is presented below. New Valley’s equity income from Douglas Elliman Realty includes $1,383, $1,188 and $1,253, respectively, of interest income earned by New Valley on a subordinated loan to Douglas Elliman Realty for the years ended December 31, 2006 as well as increases to income resulting from amortization of negative goodwill which resulted from purchase accounting of $427 and management fees of $1,100 earned from Douglas Elliman for the year ended December 31, 2006 and $59 of equity income from the related mortgage company’s results from operations for the year ended December 31, 2004. New Valley received cash distributions from Douglas Elliman Realty LLC of $6,119, $5,935 and $5,840 for the years ended December 31, 2006, 2005 and 2004, respectively.

	December 31, 2006	December 31, 2005

Cash	$19,307	$15,384
Other current assets	6,218	5,977
Property, plant and equipment, net	19,538	17,973
Trademarks	21,663	21,663
Goodwill	38,087	37,924
Other intangible assets, net	1,966	2,072
Other non-current assets	1,001	1,579
Notes payable — current	4,380	4,770
Other current liabilities	21,506	16,977
Notes payable — long term	44,607	54,422
Other long-term liabilities	5,204	4,941
Members’ equity	32,083	21,462

	Year Ended December 31,

	2006	2005	2004

Revenues	$347,244	$330,075	$286,816
Costs and expenses	315,347	297,543	253,862
Depreciation expense	5,138	4,896	4,533
Amortization expense	410	899	968
Interest expense, net	5,705	5,974	6,208
Income tax expense	1,140	705	645

Net income	$19,504	$20,058	$20,600

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      Hawaiian Hotel. New Valley recorded income of $867 for the year ended December 31, 2006 and losses of $3,501 and $1,830 for the years ended December 31, 2005 and 2004, respectively, associated with Koa Investors. Summarized financial information as of December 31, 2006 and 2005 and for the three years ended December 31, 2006 for Koa Investors is presented below. The income in the 2006 period related to the receipt of tax credits of $1,192 from the State of Hawaii offset by equity in the loss of Koa Investors of $325 during the third quarter of 2006. New Valley received cash distributions from Koa Investors of $1,192 (in the form of a tax credit), $5,500 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

	December 31, 2006	December 31, 2005

Cash	$1,264	$1,375
Restricted assets	3,279	3,135
Other current assets	2,030	1,543
Property, plant and equipment, net	67,889	72,836
Deferred financing costs, net	1,297	2,018
Accounts payable and other current liabilities	5,930	8,539
Notes payable	87,661	82,000
Members’ equity	(17,832)	(9,632)

	Year Ended December 31,

	2006	2005	2004

Revenues	$29,440	$24,252	$2,806
Costs and operating expenses	26,166	24,990	4,588
Management fees	697	605	440
Depreciation and amortization expense	5,989	7,401	729
Interest expense, net	6,616	6,687	709

Net loss	$(10,028)	$(15,431)	$(3,660)

      Koa Investors capitalized all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004.
      In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82,000 at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57,000 construction loan and distributed a portion of the proceeds to its members, including $5,500 to New Valley. As a result of the refinancing, New Valley suspended its recognition of equity losses in Koa Investors to the extent such losses exceed its basis plus any commitment to make additional investments, which totaled $600 at the refinancing. New Valley recorded a $600 liability for its future obligation to Koa Investors which was carried under “Other liabilities” on the Company’s consolidated balance sheet at December 31, 2005. In August 2006, New Valley contributed $925 to Koa in the form of $600 of the required contributions and $325 of discretionary contributions. Accordingly, the Company has recognized a $325 loss from its equity investment in Koa Investors for the year ended December 31, 2006. Although New Valley was not obligated to fund any additional amounts to Koa Investors at December 31, 2006, New Valley made a $750 capital contribution in February 2007.
      St. Regis Hotel, Washington, D.C. In June 2005, affiliates of New Valley and Brickman Associates formed 16th & K Holdings LLC (“Hotel LLC”), which acquired the St. Regis Hotel in Washington, D.C. for $47,000 in August 2005. The Company, which holds a 50% interest in Hotel LLC, had invested $12,125 in the project at December 31, 2006. In connection with the purchase of the hotel, a subsidiary of Hotel LLC entered into agreements to borrow up to $50,000 of senior and subordinated debt. In April 2006, Hotel LLC

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
purchased for approximately $3,000 a building adjacent to the hotel to house various administrative and sales functions.
      New Valley accounts for its interest in Hotel LLC under the equity method and recorded losses of $2,147 and $173 for the years ended December 31, 2006 and 2005, respectively. New Valley’s equity losses in Hotel LLC in 2005 were reduced by $251 as a result of amortization of negative goodwill associated with purchase accounting adjustments in 2005. The St. Regis Hotel was temporarily closed on August 31, 2006 for an extensive renovation. Hotel LLC is capitalizing all costs other than management fees related to the renovation of the property during the renovation phase.
      Summarized financial information as of December 31, 2006 and 2005 and for the year ended December 31, 2006 and the period from August 4, 2005 (date of acquisition) to December 31, 2005 for Hotel LLC is presented below.

	December 31, 2006	December 31, 2005

Cash	$1,041	$439
Restricted assets	771	4,530
Other current assets	524	1,354
Property, plant and equipment, net	56,311	47,331
Deferred financing costs, net	462	738
Other assets	82	349
Current portion of mortgages payable	500	—
Accounts payable and other current liabilities	4,691	2,587
Notes payable	34,500	40,000
Other liabilities	393	—
Members’ equity	19,107	12,154

		August 4, 2005
	Year ended	to
	December 31,	December 31,
	2006	2005

Revenues	$14,027	$9,633
Costs and operating expenses	12,829	8,069
Management fees	167	99
Depreciation and amortization expense	1,110	663
Interest expense, net	2,205	1,148
Loss on disposition of furniture	2,512	—

Net loss	$(4,796)	$(346)

      Holiday Isle. During the fourth quarter of 2005, New Valley advanced a total of $2,750 to Ceebraid, an entity which entered into an agreement to acquire the Holiday Isle Resort in Islamorada, Florida. In February 2006, Ceebraid filed for Chapter 11 bankruptcy after it was unable to consummate financing arrangements for the acquisition. Although Ceebraid continued to seek to obtain financing for the transaction and to close the acquisition pursuant to the purchase agreement, the Company determined that a reserve for uncollectibility should be established against these advances at December 31, 2005. Accordingly, a charge of $2,750 was recorded for the year ended December 31, 2005. In April 2006, an affiliate of Ceebraid completed the acquisition of the property for $98,000, and New Valley increased its investment in the project to a total of $5,800 and indirectly holds an approximate 22.22% equity interest in Ceebraid. New Valley had committed to make additional investments of up to $200 in Holiday Isle at December 31, 2006. The investors intend to build

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
on the property the Ocanos Resort, a condominium hotel resort and marina with approximately 150 residential units. In connection with the closing of the purchase, an affiliate of Ceebraid borrowed $98,000 of mezzanine and senior debt to finance a portion of the purchase price and anticipated development costs. In April 2006, Vector agreed, under certain circumstances, to guarantee up to $2,000 of the debt. The Company believes the fair value of its guarantee was negligible at December 31, 2006. New Valley accounts for its interest in Holiday Isle under the equity method and recorded losses of $2,296 for the year ended December 31, 2006 in connection with its investment. Holiday Isle will capitalize all costs related to the renovation of the property during the renovation phase.
      Summarized financial information as of December 31, 2006 and for the period from April 21, 2006 (date of acquisition) to December 31, 2006 for Ceebraid is presented below.

December 31, 2006

Cash	$307
Restricted assets	9,484
Other current assets	1,090
Property, plant and equipment, net	99,855
Other assets	2,515
Deferred financing costs, net	1,511
Accounts payable and other current liabilities	496
Notes payable	98,000
Members’ equity	16,266

April 21, 2006 to
December 31, 2006

Revenues	$9,891
Costs and operating expenses	9,192
Management fees	742
Depreciation and amortization expense	3,780
Interest expense, net	6,511

Net loss	$(10,334)

      Ladenburg Thalmann Financial Services. In November 2004, New Valley and the other holder of the convertible notes of LTS entered into a debt conversion agreement with LTS. New Valley and the other holder agreed to convert their notes, with an aggregate principal amount of $18,010, together with the accrued interest, into common stock of LTS. Pursuant to the debt conversion agreement, the conversion price of the note held by New Valley was reduced from the previous conversion price of approximately $2.08 to $0.50 per share and New Valley and the other holder each agreed to purchase $5,000 of LTS common stock at $0.45 per share.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      On March 30, 2005, New Valley distributed the 19,876,358 shares of LTS common stock it acquired from the conversion of the note to holders of New Valley common shares through a special distribution. On the same date, the Company distributed the 10,947,448 shares of LTS common stock that it received from New Valley to the holders of its common stock as a special distribution. New Valley stockholders of record on March 28, 2005 received 0.852 of a LTS share for each share of New Valley, and the Company’s stockholders of record on that date received 0.22 ($2,986) of a LTS share for each share of the Company. In 2005, the Company recognized equity loss in operations of LTS of $299.
      Following the distribution, New Valley continues to hold the 11,111,111 shares of LTS common stock (approximately 7.2% of the outstanding shares) and $5,000 of LTS’s notes due March 31, 2007. The shares of LTS common stock held by New Valley have been accounted for as investment securities available for sale and are carried at $13,556 and $5,111 on the Company’s consolidated balance sheets at December 31, 2006 and 2005, respectively.
      In February 2007, LTS entered into a Debt Exchange Agreement (the “Exchange Agreement”) with New Valley, the holder of $5,000 principal amount of its promissory notes due March 31, 2007. Pursuant to the Exchange Agreement, New Valley has agreed to exchange the principal amount of its notes for LTS common stock at an exchange price of $1.80 per share, representing the average closing price of the LTS common stock for the 30 prior trading days ending on the date of the Exchange Agreement. The promissory notes will continue to accrue interest through the closing of the debt exchange. The accrued interest on the notes, which was approximately $1,500 at December 31, 2006, will be paid in cash at or prior to closing,
      The consummation of the debt exchange is subject to approval by the LTS shareholders at its annual meeting of shareholders, which LTS anticipates holding during the second quarter of 2007. Upon closing, the $5,000 principal amount of notes will be exchanged for approximately 2,777,778 shares of LTS’s common stock. As a result, New Valley’s ownership of LTS’s common stock will increase from approximately 7.2% to approximately 8.7%.
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
      Vector initially recorded deferred compensation of $8,875 ($3,152 net of income taxes and minority interests), representing the fair market value of the restricted shares on the date of the grant which was anticipated to be amortized over the vesting period as a charge to compensation expense. In connection with the executive’s renouncement of the unvested common shares, the Company reduced the deferred compensation associated with the award by $7,608 during the third quarter of 2005. The Company recorded expense, net of minority interests, associated with the grant of $679 for the year ended December 31, 2005.

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

	2005	2004

Pro forma total net revenues	$478,427	$498,860
Pro forma net income from continuing operations	$42,915	$12,387
Pro forma income before extraordinary item	$51,436	$19,534
Pro forma net income	$51,436	$19,534
Pro forma basic weighted average shares outstanding	51,736,887	50,944,238
Pro forma income from continuing operations per basic common share	$0.83	$0.24
Pro forma income before extraordinary item per basic common share	$0.99	$0.38
Pro forma net income per basic common share	$0.99	$0.38
Pro forma diluted weighted average shares outstanding	54,009,206	52,948,861
Pro forma income from continuing operations per diluted common share	$0.79	$0.23
Pro forma income before extraordinary item per diluted common share	$0.95	$0.37
Pro forma net income per diluted common share	$0.95	$0.37
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The following table summarizes the Company’s estimates of the fair values of the assets acquired and liabilities assumed in the New Valley acquisition:

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
      Real Estate Leasing. As discussed in Note 17, in February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the consolidated financial statements of the Company reflect New Valley’s real estate leasing operations as discontinued operations for the years ended December 31, 2005 and 2004. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations”.
      Summarized operating results of the discontinued real estate leasing operations for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004

Revenues	$924	$7,333
Expenses	515	5,240

Income from operations before income taxes and minority interests	409	2,093
Provision for income taxes	223	1,125
Minority interests	104	510

Income from discontinued operations	$82	$458

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
      The Company’s significant business segments for each of the three years ended December 31, 2006 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
      Financial information for the Company’s continuing operations before taxes and minority interests for the years ended December 31, 2006, 2005 and 2004 follows:

			Vector		Real		Corporate
	Liggett		Tobacco		Estate		and Other	Total

2006
Revenues	$499,468		$6,784		$—		$—	$506,252
Operating income (loss)	140,508	(1)	(13,971	)(1)	—		(25,508)	101,029	(1)
Identifiable assets	316,165		3,122		28,416		289,759	637,462
Depreciation and amortization	7,344		317		—		2,227	9,888
Capital expenditures	9,439		100		—		19	9,558

2005
Revenues	$468,652		$9,775		$—		$—	$478,427
Operating income (loss)	143,361	(2)	(14,992	)(2)	—		(39,258)	89,111	(2)
Identifiable assets	267,661		1,091		17,391		317,409	603,552
Depreciation and amortization	8,201		676		—		2,343	11,220
Capital expenditures	9,664		12		—		619	10,295

2004
Revenues	$484,898		$13,962		$—		$—	$498,860
Operating income (loss)	110,675	(3)	(64,942	)(3)	—		(30,286)	15,447	(3)
Identifiable assets	278,846		5,977		82,087	(4)	169,017	535,927
Depreciation and amortization	7,889		1,679		—		2,255	11,823
Capital expenditures	4,132		125		—		37	4,294

(1)	Includes a gain on sale of assets at Liggett of $2,217 and a loss on sale of assets of $7 at Vector Tobacco, restructuring and inventory impairment charges of $2,664 at Vector Tobacco and a reversal of restructuring charges of $116 at Liggett.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

(2)	Includes a special federal quota stock liquidation assessment under the federal tobacco buyout legislation of $5,219 in 2005 ($5,150 at Liggett and $69 at Vector Tobacco), a gain on sale of assets at Liggett of $12,748 and a reversal of restructuring charges of $114 at Liggett and $13 at Vector Tobacco in 2005.

(3)	Includes restructuring and impairment charges of $11,075 at Liggett and $2,624 at Vector Tobacco and a $37,000 inventory charge at Vector Tobacco.

(4)	Identifiable assets in the real estate segment of $54,927 in 2004 relate to discontinued operations.

21.	QUARTERLY FINANCIAL RESULTS (UNAUDITED)
      Unaudited quarterly data for the year ended December 31, 2006 and 2005 are as follows:

	December 31,	September 30,	June 30,	March 31,
	2006(1)	2006(2)	2006(3)	2006

Revenues	$137,528	$137,665	$113,355	$117,704
Operating income	32,641	25,701	22,460	20,227
Income (loss) from continuing operations	15,791	19,617	(2,709)	10,013
Income from discontinued operations	—	—	—	—
Income from extraordinary item	—	—	—	—
Net income (loss) applicable to common shares	$15,791	$19,617	$(2,709)	$10,013

Per basic common share(4):
Income (loss) from continuing operations	$0.26	$0.33	$(0.05)	$0.19

Income from discontinued operations	$—	$—	$—	$—

Income from extraordinary item	$—	$—	$—	$—

Net income applicable to common shares	$0.26	$0.33	$(0.05)	$0.19

Per diluted common share(4):
Income (loss) from continuing operations	$0.25	$0.32	$(0.05)	$0.19

Income from discontinued operations	$—	$—	$—	$—

Income from extraordinary item	$—	$—	$—	$—

Net income (loss) applicable to common shares	$0.25	$0.32	$(0.05)	$0.19

(1)	Fourth quarter 2006 income from continuing operations included a $2,476 gain on the sale of Liggett’s excess Durham real estate, restructuring and inventory impairment charges of $2,664 at Vector Tobacco and a $116 gain from the reversal of amounts previously accrued as restructuring charges at Liggett.

(2)	Third quarter 2006 income from continuing operations included a $11,500 decrease in reported income tax expense as a result of the settlement with the Internal Revenue Service.

(3)	Second quarter 2006 income from continuing operations included a $14,860 non-cash charge associated with the issuance in June 2006 of additional shares of common stock in connection with he conversion of $70,000 of the Company’s 6.25% convertible notes due 2008.

(4)	Per share computations include the impact of a 5% stock dividend paid on September 29, 2006. Quarterly basic and diluted net income (loss) per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

	December 31,	September 30,	June 30,	March 31,
	2005(1)	2005	2005	2005

Revenues	$136,176	$124,965	$113,113	$104,173
Operating income	26,125	19,976	24,362	18,648
Income from continuing operations	11,999	10,045	11,348	9,193
Income from discontinued operations	—	—	—	3,034
Income from extraordinary item	6,766	—	—	—
Net income applicable to common shares	$18,765	$10,045	$11,348	$12,227

Per basic common share(2):
Income from continuing operations	$0.26	$0.22	$0.25	$0.20

Income from discontinued operations	$—	$—	$—	$0.07

Income from extraordinary item	$0.14	$—	$—	$—

Net income applicable to common shares	$0.40	$0.22	$0.25	$0.27

Per diluted common share(2):
Income from continuing operations	$0.23	$0.21	$0.23	$0.19

Income from discontinued operations	$—	$—	$—	$0.06

Income from extraordinary item	$0.13	$—	$—	$—

Net income applicable to common shares	$0.36	$0.21	$0.23	$0.25

(1)	Fourth quarter 2005 income from continuing operations included a $12,748 gain on the sale of Liggett’s excess Durham real estate, a $860 charge in connection with the settlement of shareholder litigation relating to the New Valley acquisition, reserves for uncollectibility of $2,750 established against advances by New Valley, a $2,000 charge related to Liggett’s state settlement agreements and a $127 gain from the reversal of amounts previously accrued as restructuring charges. In the fourth quarter 2005, the Company recognized extraordinary income of $6,860 in connection with unallocated goodwill associated with the New Valley acquisition.

(2)	Per share computations include the impact of a 5% stock dividend paid on September 29, 2005. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

VECTOR GROUP LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Year ended December 31, 2006
Allowances for:
Doubtful accounts	$105	$—	$50	$55
Cash discounts	369	22,093	21,906	556
Deferred tax valuation allowance	19,957	—	2,226	17,731
Sales returns	5,194	398	1,941	3,651

Total	$25,625	$22,491	$26,123	$21,993

Year ended December 31, 2005
Allowances for:
Doubtful accounts	$205	$—	$100	$105
Cash discounts	107	20,548	20,286	369
Deferred tax valuation allowance	98,805	—	78,848	19,957
Sales returns	6,030	509	1,345	5,194

Total	$105,147	$21,057	$100,579	$25,625

Year ended December 31, 2004
Allowances for:
Doubtful accounts	$350	$18	$163	$205
Cash discounts	396	23,554	23,843	107
Deferred tax valuation allowance	107,591	—	8,786	98,805
Sales returns	8,472	55	2,497	6,030

Total	$116,809	$23,627	$35,289	$105,147