Form 10-K/A
period 2006-12-31
VECTOR GROUP LTD
filed 2007-03-21
CIK 59440

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

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

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

================================================================================

                                EXPLANATORY NOTE


         This Annual Report on Form 10-K/A for the year ended December 31, 2006 is being filed to include in Part IV, Item 15, financial statements with respect to Douglas Elliman Realty, LLC and Koa Investors, LLC. In accordance with Rule 3-09 of Regulation S-X, the separate financial statements of these entities (50% or less owned persons) are being filed with the SEC no later than 90 days after the end of our fiscal year covered by this report.

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

         (a)(2) List of Financial Statement Schedules

         The following is filed as part of this report pursuant to Item 15(c) of Form 10-K:

                                                                  Page
                                                                  ----
         Douglas Elliman Realty, LLC financial statements          4
         as of December 31, 2006, and for the year ended December 31, 2006.

         Douglas Elliman Realty, LLC financial                    20
         statements as of December 31, 2005
         and for the year ended December 31, 2005.


         Douglas Elliman Realty, LLC financial                    38
         statements as of December 31, 2004
         and for the year ended December 31, 2004.

         Koa Investors, LLC financial statements as               56
         of December 31, 2006 and for the year
         ended December 31, 2006.

         Koa Investors, LLC financial statements as               68
         of December 31, 2005 and for the year
         ended December 31, 2005.

         Koa Investors, LLC financial statements as               79
         of December 31, 2004 and for the year
         ended December 31, 2004.

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

DOUGLAS ELLIMAN REALTY, LLC
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------





                                                                            PAGE(S)


Report of Independent Registered Public Accounting Firm........................6

Statement of Financial Position................................................7

Statement of Operations........................................................8

Statement of Changes in Members' Equity........................................9

Statement of Cash Flows.......................................................10

Notes to Consolidated Financial Statements.................................11-19

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Managers and the Members of Douglas Elliman Realty, LLC:



In our opinion, the accompanying consolidated statement of financial position and the related consolidated statements of operations, of changes in members' equity and of cash flows present fairly, in all material respects, the financial position of Douglas Elliman Realty, LLC and Subsidiaries (the "Company") at December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Melville, New York
March 12, 2007

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2006
--------------------------------------------------------------------------------


(in thousands of dollars)









ASSETS

Current assets

     Cash and cash equivalents                                 $   19,307
     Receivables                                                    3,830
     Prepaid expenses and other assets                              2,388
                                                               ----------
                 Total current assets                              25,525
                                                               ----------
     Property and equipment, net                                   19,538
     Goodwill                                                      38,087
     Trademarks                                                    21,663
     Other intangible assets, net                                   1,721
     Deferred financing charges                                       245
     Security deposits and other non current assets                 1,001
                                                               ----------
                 Total assets                                  $  107,780
                                                               ==========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities

     Current portion of notes payable and other obligations    $    1,897
     Current portion of notes payable to related parties            2,483
     Accounts payable and accrued expenses                         12,063
     Accrued compensation                                           4,995
     Commissions payable                                            4,448
                                                               ----------
                 Total current liabilities                         25,886
                                                               ----------
Notes payable and other obligations, less current portion             405
Notes payable to related parties, less current portion             44,202
Other long-term liabilities                                         3,513
Accrued royalties                                                   1,691
                                                               ----------
                 Total liabilities                                 75,697
                                                               ----------
Commitments and contingencies (Note 9)
Members' equity                                                    32,083
                                                               ----------
                 Total liabilities and members' equity         $  107,780
                                                               ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


(in thousands of dollars)





REVENUES

     Commission revenues                                       $    319,270
     Property management fees                                        23,113
     Other revenues                                                   4,861
                                                               ------------
                 Total                                              347,244

COSTS AND EXPENSES
     Commissions and royalties                                      205,199
     Sales administration                                            11,062
     General and administration                                      62,577
     Rent                                                            16,532
     Advertising and promotions                                      19,977
     Depreciation                                                     5,138
     Amortization of intangible assets                                  410
                                                               ------------
                 Total costs and expenses                           320,895
                                                               ------------
Operating income                                                     26,349

Other income (expense)
     Interest income                                                    433
     Interest expense                                                (6,138)
                                                               ------------
                 Net income before taxes                             20,644
                 Income tax expense                                   1,140
                                                               ------------
                 Net income                                    $     19,504
                                                               ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
STATEMENT OF CHANGES IN MEMBERS' EQUITY
YEAR ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


(in thousands of dollars)






BALANCE, JANUARY 1, 2006                                                 $   21,462
Net income                                                                   19,504
Distributions to members                                                     (8,883)
                                                                         ----------

BALANCE, DECEMBER 31, 2006                                               $   32,083
                                                                         ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------

(in thousands of dollars)




CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $   19,504
Adjustments to reconcile net income to net cash provided by
 operating activities
    Depreciation                                                              5,138
    Amortization                                                                410
    Interest paid in kind                                                       387
    Changes in operating assets and liabilities
       Receivable                                                            (2,129)
       Prepaid expenses and other assets                                      1,968
       Accounts payable and accrued expenses                                  3,760
       Commissions payable                                                    1,437
       Other liabilities                                                       (225)
                                                                         ----------
         Net cash provided by operating activities                           30,250
                                                                         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                         (6,486)
Contingent purchase price payments                                             (163)
                                                                         ----------
         Net cash used in investing activities                               (6,649)
                                                                         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable to related parties                                 (9,895)
Payments on notes payable and other obligations                                (900)
Distribution to members                                                      (8,883)
                                                                         ----------
         Net cash used in financing activities                              (19,678)
                                                                         ----------
Net increase in cash and cash equivalents                                     3,923

CASH AND CASH EQUIVALENTS
Beginning of period                                                          15,384
                                                                         ----------
End of period                                                            $   19,307
                                                                         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                            $    5,289
Income taxes paid                                                        $    1,034



              The accompanying notes are an integral part of these
                       consolidated financial statements.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

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

        ESTIMATES

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

        CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid financial instruments with an original maturity of less than three months to be cash equivalents.

        AGENCY ACCOUNTS

        DEPM, acting as an agent for its managed properties, manages cash held in separate trust bank accounts in the name of the owners. The cash represents net collections made for the accounts of the owners of managed properties in connection with the services rendered by DEPM. At December 31, 2006, such cash was approximately $40,000. Since this cash is not an asset of the Company, it is not included in the accompanying statement of financial position.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

(in thousands of dollars)


        PROPERTY AND EQUIPMENT

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

        LONG-LIVED ASSETS

        If there is an event or a change in circumstances that indicates the basis of the Company's long-lived assets may not be recoverable, the Company's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the asset over its remaining useful life, on an undiscounted basis and without interest charges, to the carrying value of the asset. Such carrying amounts would be adjusted, if necessary, to reflect an impairment in the value of the assets. There were no such impairment charges in 2006.

        GOODWILL AND TRADEMARKS

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

        OTHER INTANGIBLE ASSETS

        Other intangible assets consist primarily of management contracts. Amortization of management contracts is being provided over fifteen years.

        DEFERRED FINANCING CHARGES

        Deferred financing charges consist primarily of professional fees related to the acquisition of new financing and the restructuring of the Company's debt obligations. These are being amortized over the life of the related debt obligations.

        REVENUE RECOGNITION

        Real estate and mortgage commissions earned by the Company's real estate brokerage business are recorded as revenue on a gross basis upon the closing of a real estate transaction (i.e., the purchase or sale of a home). Property management fees earned by DEPM are recorded as revenue when the related services are performed.

        ADVERTISING COSTS

        Advertising costs are expensed as incurred and are included in operating expenses.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

(in thousands of dollars)

        INCOME TAXES

        The Company is a limited liability company. The members of a limited liability company are taxed on their proportionate share of the Company's taxable income. Accordingly, no provision or liability for federal income taxes is included in the financial statements, except for Preferred Empire Mortgage which is taxed as a C Corporation. Preferred's income tax expense includes $517 of current tax expense and $22 of deferred tax expense, of which $383 is federal tax expense, and $156 is state and local tax expense. Taxes for New York City operations of $601 are included in the financial statements as New York City does not follow federal tax regulations for limited liability companies.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical amounts.

        The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of their short maturity. The carrying value of the Company's long-term debt approximates fair value because the underlying instruments are variable interest rate notes. The fair value of the Company's subordinated debt approximates $21,600 at December 31, 2006.

3.      PROPERTY AND EQUIPMENT

        Property and equipment at December 31, 2006 consist of the following:


                                                                             2006


Furniture, fixtures and office equipment                                 $     20,184
Computer software                                                               3,441
Leasehold improvements                                                         13,738
Automobiles                                                                       109
Construction in progress                                                        1,827
                                                                         ------------
                                                                               39,299
                                                                         ------------
Less, accumulated depreciation and amortization                               (19,761)
                                                                         ------------
                                                                         $     19,538
                                                                         ============

        The estimated useful life of furniture, fixtures and office equipment at December 31, 2006 ranges from five to ten years. Computer software has an estimated useful life of three to five years, and automobiles have a life of six years. Leasehold improvements are depreciated based on the lesser of the remaining life of the lease or the useful life of the leasehold improvement. Depreciation expense for the year ended December 31, 2006 was $5,138. Computer software had a net book value of $1,711 at December 31, 2006, and the related amortization expense included in the above was $658 for the year then ended.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

(in thousands of dollars)


4.      INTANGIBLE ASSETS

        Intangible assets at December 31, 2006 consist of the following:


                                                                       2006


Goodwill                                                           $   38,087
Trademarks                                                             21,663
Deferred financing charges                                                506
Other intangible assets                                                 4,308
                                                                   ----------
                                                                       64,564
Less, accumulated amortization                                         (2,848)
                                                                   ----------
                                                                   $   61,716
                                                                   ==========




        In accordance with SFAS No. 142, the Company does not amortize goodwill and trademarks, which have indefinite lives. Amortization expense for the year ended December 31, 2006 was $410. Amortization expense is estimated to be $344, $293, $253, $218, and $118 for the five years ended December 31, 2006 through 2011, respectively. Accumulated amortization on deferred financing costs is $261, and on other intangible assets is $2,587 at December 31, 2006.

        The changes in the carrying amount of goodwill for the year ended December 31, 2006 was as follows:




                                          REAL ESTATE   PROPERTY
                                           BROKERAGE    MANAGEMENT      TOTAL

BALANCE AS OF DECEMBER 31, 2005            $   37,921   $        3   $   37,924
Contingent purchase price payments                163           --          163
                                           ----------   ----------   ----------
BALANCE AS OF DECEMBER 31, 2006            $   38,084   $        3   $   38,087
                                           ==========   ==========   ==========


5.      NOTES PAYABLE AND OTHER OBLIGATIONS

        Notes payable, capital leases and other obligations at December 31, 2006 consist of:

                                                                            2006


Notes payable and other obligations
     Payment obligation - former owner                                    $      262
     Term note payable - bank                                                  1,269
     Notes payable issued in connection with acquisitions                        765
     Capital leases payable                                                        6
                                                                          ----------
              Total notes payable, capital leases and other obligations        2,302
Less, current maturities                                                      (1,897)
                                                                          ----------
                 Amount due after one year                                $      405
                                                                          ==========

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

(in thousands of dollars)




        PAYMENT OBLIGATION -- FORMER OWNER:

        In connection with the acquisition of Douglas Elliman, the Company assumed an obligation to make a payment to a former owner of Douglas Elliman in an amount up to $4,000, due in 2003 and 2004. The first payment was made in 2003. The second liability for the payment was settled in 2005, with a partial payment to the former owner, and a partial assumption of a deferred compensation liability. The remaining liability is payable in 2007, 2011, and 2012.

        TERM NOTE PAYABLE -- BANK:

        In December 2002, Prudential Douglas Elliman borrowed $1,940 from a bank, bearing interest at 7% per annum, due in 2007. Principal is amortized in the amount of $15 per month during the term of the loan. The loan is collateralized by the assets of Prudential Douglas Elliman to the extent of the unpaid principal and interest.

        NOTES PAYABLE ISSUED IN CONNECTION WITH ACQUISITIONS AND CAPITAL LEASES
        PAYABLE:

        Prudential Douglas Elliman has various other notes issued in connection with acquisitions of real estate brokerage companies and capital leases payable bearing interest at various rates up to 14.5%, which mature through 2009. Assets under capital lease are primarily office equipment and furniture, and have a net book value of $45 at December 31, 2006.

        SCHEDULED MATURITIES:

        Scheduled maturities of notes payable, capital leases and other obligations are as follows:




YEAR ENDING DECEMBER 31                                                  2006


2007                                                                  $    1,897
2008                                                                         102
2009                                                                         100
2010                                                                          --
2011                                                                         146
2012                                                                          57
                                                                      ----------
   Total                                                              $    2,302
                                                                      ==========


6.      NOTES PAYABLE TO RELATED PARTIES

        Notes payable to related parties at December 31, 2006 consist of:


                                                                     2006


Acquisition term note payable - PREFSA                            $     25,504
Acquisition subordinated notes payable - PREFSA                          8,875
Acquisition subordinated note payable - Vector (fka New Valley)          8,875
Franchise term notes payable - PREA                                      3,201
Note payable - officer                                                     230
                                                                  ------------
         Total notes payable to related parties                         46,685
Less, current maturities                                                (2,483)
                                                                  ------------
         Amount due after one year                                $     44,202
                                                                  ============

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

(in thousands of dollars)


        ACQUISITION TERM NOTE PAYABLE - PREFSA:

        In connection with the acquisition of Douglas Elliman and DEPM, Prudential Real Estate Financial Services of America, Inc. ( PREFSA ) lent the Company $52,500 of Senior Secured Debt, maturing in 2011 (the "Term Note"). The Term Note bears interest at prime rate (8.25% at December 31, 2006) plus 2% and is collateralized by substantially all the assets of the Company. The Term Note provides for monthly payments of 3% of gross revenues of Douglas Elliman and Prudential Douglas Elliman prior to March 15, 2005 and 4.5% thereafter so long as the Term
        Note is outstanding. The payments based on gross revenues are applied first to interest and then to outstanding principal. Additional principal payments are due on June 1 of each year in the amount equal to 60% of the Company's Excess Cash Flow, which is defined in the Term Note loan agreement as the prior year's net income plus cash proceeds received from asset sales and depreciation and amortization expense, less cash capital expenditures, principal payments on notes payable and capital leases (excluding the revolving note facility discussed below), and tax distributions made to the Company's members. The Term Note includes covenants that, among other things, require the Company to meet certain financial ratios, limit the Company's ability to incur debt, and limit capital expenditures.

        SUBORDINATED NOTES PAYABLE -- PREFSA AND NEW VALLEY:

        In connection with the acquisition of Douglas Elliman and DEPM, PREFSA and New Valley each lent the Company $9,500 of subordinated debt, due 2013 (the "Subordinated Debt"). The Subordinated Debt is subordinate to the Term Note and bears interest at 12% per annum, of which 10% is payable in cash and 2% accrues and is added to the principal amount. Interest added to the principal balance in 2006 was $387. In connection with the issuance of the Subordinated Debt, PREFSA and New Valley each acquired additional membership interests representing a 15% fully-diluted interest in the Company. Based on an appraisal conducted by a third party, the Company valued those membership interests at $2,500 and recorded this amount as a reduction to the principal amount of the Subordinated Debt. The Company is amortizing the value of these membership interests over the term of the Subordinated Debt. The amount amortized to interest expense for the year ended December 31, 2006 was $224. Principal payments are due on June 1 of each year in an amount equal to 20% of the Company's Excess Cash Flow computed in the same manner as defined in the Term Note loan agreement.

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

        REVOLVING LOAN FACILITY:

        In March 2003, the Company and PREFSA entered into a revolving loan facility for $5,000, available until September 2006. Borrowings under the facility bore interest at prime rate plus 1.5% and were collateralized by substantially all the assets of the Company. This facility has not been renewed.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

(in thousands of dollars)



        NOTE PAYABLE -- OFFICER:

        As of December 31, 2006, the Company was indebted to a member and executive officer of Douglas Elliman Realty, in the amount of $230 with interest at prime rate plus 1.5% (9.75% at December 31, 2006). The principal amount is due on June 1 of each year in the amount equal to approximately 8.29% of the Company's Excess Cash Flow, which is computed in the same manner as defined in the Term Loan agreements, provided New Valley receives an equal payment and PREFSA receives a proportionate payment, each as a return of capital.

        SCHEDULED MATURITIES:

        Scheduled maturities of debt to related parties are presented below. The table does not include the Company's obligations to make principal payments under the Term Note, the Subordinated Notes, or the note payable to such officer based on percentages of future gross revenues or future Excess Cash Flow.


YEAR ENDING DECEMBER 31                                                 2006


2007                                                                $      2,483
2008                                                                         459
2009                                                                         499
2010                                                                         542
2011                                                                      24,271
Thereafter                                                                18,431
                                                                    ------------
    Total                                                           $     46,685
                                                                    ============


7.      FRANCHISE AGREEMENT AND ROYALTY FEES

        Douglas Elliman is party to a franchise agreement with PREA entered into in March 2003. The agreement provides for Douglas Elliman to make monthly payments of royalty fees to PREA based on the level of gross revenue, with a royalty rate ranging from 1.8% to 6.0% of gross revenues earned. Pursuant to the franchise agreement, Douglas Elliman was granted a 25% deferral of applicable royalty fees for 2006, which is payable in monthly installments, beginning in the first month of the fourth year. A balance of $2,013 was accrued at December 31, 2006 of which $322 is included in accrued expenses, with the remainder in long-term accrued royalties. The royalty percentage was 1.90% for the year ended December 31, 2006. The agreement also provides for Douglas Elliman to remit advertising and annual franchise fees to PREA, which are based on gross revenues and the number of offices occupied.

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

        For the year ended December 31, 2006, total fees incurred under the franchise agreements amounted to approximately $5,892.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

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

8.      DEFINED CONTRIBUTION PLANS

        Douglas Elliman, Prudential Douglas Elliman and DEPM sponsor individual 401(k) plans which allow eligible employees to make pre-tax contributions. Employees who have completed one year of service, as defined, are eligible to participate in the plans. The plans provide for matching employer contributions of 10% of employee contributions up to a maximum annual contribution of $12 per employee. Participants are immediately vested in their contributions made. Matching contributions for the year ended December 31, 2006 amounted to $371.

9.      COMMITMENTS AND CONTINGENCIES

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

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

(in thousands of dollars)


        Future minimum rental payments under the operating leases at December 31, 2006 are as follows:



YEAR ENDING DECEMBER 31                                                 2006

2007                                                                 $    12,951
2008                                                                      12,023
2009                                                                       8,370
2010                                                                       6,922
2011                                                                       5,761
Thereafter                                                                33,726
                                                                     -----------
   Total                                                             $    79,753
                                                                     ===========



10.     CONCENTRATION OF CREDIT RISK

        The Company and its subsidiaries may, from time to time, maintain demand deposits in excess of federally insured limits in the normal course of business. At December 31, 2006, cash balances in excess of insured limits were approximately $19,038. The Company places its cash and cash equivalents with financial institutions with high credit ratings.

11.     BUSINESS SEGMENT INFORMATION

        The Company reports using separate business segments, defined by the different services offered. The following table presents certain financial information of the Company's continuing operations as of and for the year ended December 31, 2006. Corporate loss consists solely of the Company's net interest expense.


                                      REAL ESTATE     PROPERTY       MORTGAGE                         2006
                                       BROKERAGE     MANAGEMENT     BROKERAGE       CORPORATE         TOTAL

Revenues                              $  308,634     $   23,113    $   15,497       $       --    $  347,244
Net income (loss)                         25,535           (406)          711           (6,336)       19,504
Identifiable assets                       99,804          4,625         3,351               --       107,780
Depreciation and amortization              4,322          1,100           126               --         5,548
Capital expenditures                       6,273            135            78               --         6,486

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005


                                                                         PAGE(S)
                                                                         -------
Report of Independent Registered Public Accounting Firm...............      21
Consolidated Statement of Financial Position..........................      22
Consolidated Statement of Operations..................................      23
Consolidated Statement of Changes in Members' Equity..................      24
Consolidated Statement of Cash Flows..................................      25
Notes to Consolidated Financial Statements............................   26 - 37

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Managers and the Members of Douglas Elliman Realty, LLC:



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Douglas Elliman Realty, LLC and Subsidiaries (the "Company") at December 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Melville, New York
February 23, 2006

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

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
-----------------------------------------------------------------------------


                                                                      PAGE(S)



Report of Independent Registered Public Accounting Firm..................39


Consolidated Statement of Financial Position.............................40

Consolidated Statement of Operations.....................................41

Consolidated Statement of Changes in Members' Equity.....................42

Consolidated Statement of Cash Flows.....................................43

Notes to Consolidated Financial Statements..........................44 - 55

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


KOA INVESTORS,
LLC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
DECEMBER 31, 2006

KOA INVESTORS, LLC AND SUBSIDIARIES
INDEX
(UNAUDITED)
DECEMBER 31, 2006

                                                                         PAGE(S)
                                                                         -------
FINANCIAL STATEMENTS
Consolidated Balance Sheets...........................................      58
Consolidated Statement of Operations..................................      59
Consolidated Statement of Changes in Members' Equity (Deficit)........      60
Consolidated Statement of Cash Flows..................................      61
Notes to Consolidated Financial Statements............................    62-67

                       KOA INVESTORS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               December 31, 2006
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                     ASSETS

                                                       2006
                                                   ------------
Current Assets
Cash and cash equivalents                          $  1,264,211
Accounts receivable, net of allowance
of $23,459                                            1,644,667
Inventories                                              94,117
Prepaid expenses and other current assets               291,085
                                                   ------------
Total current assets                                  3,294,080
                                                   ------------

Leasehold interest, Improvements and
 Personal Property
Leasehold interest and improvements                  61,300,290
Furnishings and equipment                            17,781,538
                                                   ------------
                                                     79,681,828
Less accumulated depreciation                        11,192,325
                                                   ------------
                                                     67,889,503
                                                   ------------

Deferred Financing Costs, net of accumulated
 amortization of $1,082,334                           1,297,222

Restricted Cash                                       3,279,507
                                                   ------------

                                                   $ 75,760,312
                                                   ============


                        LIABILITIES AND MEMBERS' DEFICIT

Liabilities
Accounts payable and accrued expenses              $  4,490,796
Due to affiliates                                       241,950
Loan payable to affiliate                             1,189,000
                                                   ------------
Total current liabilities                             5,921,746

Mortgage Note Payable                                82,000,000
Deferred Ground Rent Payable                          5,661,551
                                                   ------------
                                                     93,583,297

Commitments and Contingencies

Members' Deficit                                    (17,822,985)
                                                   ------------

                                                   $ 75,760,312
                                                   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                       KOA INVESTORS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2006
                                   (UNAUDITED)

--------------------------------------------------------------------------------




                                                         2006
                                                     ------------
Revenues
  Rooms                                              $ 19,358,700
  Food and beverage                                     8,477,871
  Other operating revenue                               1,603,544
                                                     ------------
  Interest income                                      29,440,115
                                                     ------------

Costs and Expenses
  Cost of sales and other operating expenses           20,303,907
  Selling, general and administrative                   4,738,314
  Management fees                                         697,208
  Ground rent                                           1,165,700
  Interest expense                                      6,616,163
  Depreciation and amortization                         5,988,706
                                                     ------------
                                                       39,509,998
                                                     ------------
  Interest income                                          41,541
                                                     ------------
Net loss                                             $(10,028,342)
                                                     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       KOA INVESTORS, LLC AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                          YEAR ENDED DECEMBER 31, 2006
                                   (UNAUDITED)

--------------------------------------------------------------------------------





Balance, December 31, 2005                                         $ (9,631,383)

 Contributions                                                        1,836,740

 Distributions                                                               --

 Net loss                                                           (10,028,342)
                                                                   ------------

Balance, December 31, 2006                                         $(17,822,985)
                                                                   ============






  The accompanying notes are an integral part of these consolidated financial statements.

                       KOA INVESTORS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2006
                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                                                        2006
                                                                   -------------
Cash Flows Used In Operating Activities:
Net loss                                                           $(10,028,342)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization                                         5,988,706
Bad debts                                                                36,921
Accounts receivable                                                    (447,128)
Inventories                                                              (4,476)
Prepaid and other current assets                                        102,973
Restricted cash                                                         106,138
Accounts payable and accrued expenses                                   535,708
Deferred ground rent                                                  1,152,158
                                                                   ------------
  Net cash used in operating activities                              (2,557,342)
                                                                   ------------

Cash Flows Used In Investing Activities:
Additions to leasehold interest, improvements
and personal property                                                  (268,347)
Restricted cash                                                        (250,436)
                                                                   ------------
  Net cash used in investing activities                                (518,783)
                                                                   ------------

Cash Flows From Financing Activities:
Proceeds from mortgage notes and loans                                       --
Payments on mortgages and loans                                              --
Proceeds from loan from affiliate                                     3,357,000
Payments on loan from affiliate                                      (2,168,000)
Deferred financing costs                                                (60,881)
Repayment of capital lease obligations                                       --
Members' contributions                                                1,836,740
Members' distributions                                                       --
                                                                   ------------
  Net cash provided by financing activities                           2,964,859
                                                                   ------------

Net change in cash and cash equivalents                                (111,266)

Cash and cash equivalents at beginning of year                        1,375,477
                                                                   ------------

Cash and cash equivalents at end of year                           $  1,264,211
                                                                   ============

Supplemental Disclosures of Cash flow Information:
  Cash paid during the year ended for:
    Interest                                                       $  6,419,012
                                                                   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                       KOA INVESTORS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)

--------------------------------------------------------------------------------

1.       PURPOSE AND ORGANIZATION

         a.       Formation

                  KOA Investors, LLC and Subsidiaries (the "Company") was formed as a Delaware limited liability company on November 17, 1999. The Company was formed to acquire a mortgage note and foreclose on the note for the purpose of owning, developing and operating a hotel resort in Keauhou, Hawaii (the "Hotel").

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

         b.       Contributions

                  The operating agreement (the "Agreement") provides for contributions generally based upon each member's ownership interest. In 2006, $1,850,000 of capital was called by the Company, $1,836,740 of the capital call was received in 2006 and $13,260 was received in January 2007.

         c.       Distributions

                  Cash available for distribution, as defined in the Agreement, is distributed in accordance with the contributions made until the members have received a 12% return on their contributions and have been returned all contributions; thereafter incentive distributions may be earned by some of the members subject to achievement of certain returns, as defined, in the Agreement. As of December 31, 2006 unpaid returns were approximately $3,988,000.

         d.       Income and Losses

                  Generally, income and losses are allocated in such a manner as to cause each member's capital account to equal the cash distribution each would receive based upon a hypothetical liquidation at the Company's book basis.

                       KOA INVESTORS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)

--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.       Consolidation

                  The consolidated financial statements of KOA Investors, LLC include the accounts of KOA Hotel Member, LLC a wholly owned subsidiary formed on August 1, 2005 as a Delaware limited liability company which is the mezzanine loan borrower and KOA Hotel, LLC, a wholly owned subsidiary formed on May 2, 2001 as a Delaware limited liability company which is the mortgage borrower. All significant intercompany transactions have been eliminated.

         b.       Cash and Cash Equivalents

                  Cash and cash equivalents include cash in banks and overnight investments that at various times during the year exceed Federally insured limits. Cash and cash equivalents exceeded Federally insured limits by $1,225,046 at December 31, 2006. The Company believes it mitigates this risk by banking with high credit institutions.

         c.       Accounts Receivable

                  Accounts receivable consists of the receivables for guest for guest rooms and other services. Accounts receivable does not bear interest and is evaluated periodically by collectibility. The Company establishes an allowance for doubtful accounts, based on a percentage of the aged accounts receivable throughout the year.

         d.       Inventories

                  Inventories, comprised primarily of food, beverage and hotel operating supplies, are stated at the lower cost or market. Cost is determined by the first-in, first-out method.

         e.       Leasehold Interest, Improvements and Personal Property

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

                  The estimated useful lives are as follows:

                       Buildings and improvements                   39 years
                       Land improvements                            15 years
                       Furnishings and equipment                     5 years

                       KOA INVESTORS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)

--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         e.       Leasehold Interest, Improvements and Personal Property
                  (continued)

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

         f.       Deferred Financing Costs

                  Costs incurred in obtaining financing or interest cap agreements are amortized over the term of the related debt.

         g.       Deferred Ground Rent

                  Base rental expense on the Company's ground lease is recognized ratably over its non-cancelable term. The difference between the ground rent recognized using the straight-line method and the ground rent in accordance with the lease is reflected as deferred ground rent payable on the balance sheets.


         h.       Revenue Recognition

                  Revenues are recognized when services are rendered. The Company receives deposits for events and rooms. Such deposits are deferred and included in accounts payable and accrued expenses in the accompanying balance sheets. The amounts are charged to income when the specific event takes place.

         i.       Income Taxes

                  No provision or benefit for income taxes has been included in the financial statements because as a limited liability company, the Company is generally not subject to Federal or state income taxes. The effects of the Company's activities accrue directly to the members.

         j.       Advertising

                  Advertising and marketing costs are expensed as incurred.

         k.       Use of Estimates

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

                       KOA INVESTORS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)


--------------------------------------------------------------------------------


3.       ACCOUNTS RECEIVABLE

         Approximately 13% of accounts receivable at December 31, 2006 were from one customer.

4.       MORTGAGE NOTES

         The Company entered into a loan agreement with Lehman Brothers Bank, FSB, pursuant to an 82,000,000 mortgage note payable (the "Note") dated August 1, 2005. The Note bears interest only at the LIBOR rate plus 2.65% (LIBOR was 5.32% at December 31, 2006). The note matures on August 9, 2008 and has two 1-year extension options under terms defined in the loan agreement. The note is secured by the Company's property.

         On August 10, 2006 the Lehman Brothers Bank, FSB bifurcated the original note by reducing it by $26,000,000 and creating a second note (the "Mezz Note"). The Mezz Note bears interest only at the LIBOR rate plus 3.149% (LIBOR was 5.32% at December 31, 2006). The note matures on August 9, 2008 and has two 1-year extension options under terms defined in the loan agreement. The note is secured by the Company's property.


         The Notes required the Company to purchase an interest cap agreement on the entire outstanding principal to mitigate its interest risk. The agreement caps the LIBOR rate at 5.5% per annum. On August 10, 2006, in connection with the bifurcation of the Note, the interest cap agreement was amended to cover both notes under the same terms. The cap agreement was deemed to have a nominal value at December 31, 2006.

         The Company entered into a cash management agreement that specifies the priority of application of cash receipts. In addition, the Company was required to fund certain escrows for the ground lease, insurance, property taxes and a reserve for replacements.

         The Notes also provide for the maintenance of minimum debt service coverage ratios beginning in March 2007.

         The Note provides for prepayment penalties ranging from 1.5% if prepaid before February 9, 2007 and to 1% if prepaid before February 9, 2008; thereafter there is no fee.

         The Mezz Note provides for prepayment penalties ranging from 1% if prepaid before February 9, 2007; thereafter there is no fee.

5.       GROUND LEASE

         In connection with the acquisition of the property, the Company assumed two ground leases. On December 20, 2002, the Company entered into a lease escrow agreement, which modified and combined the provisions of the ground lease.

                       KOA INVESTORS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)

--------------------------------------------------------------------------------


5.       GROUND LEASE (continued)

         As of December 31, 2006, the minimum amounts payable under the terms of the ground lease for the next five years and in the aggregate thereafter, are as follows:

                  2007                         $        12,000
                  2008                                  12,000
                  2009                                  12,000
                  2010                                  12,000
                  2011                                  12,000
                  Thereafter                        76,733,110
                                                 -------------
                                                  $ 76,793,110
                                                  ============

         Subsequent to December 31, 2037, minimum payments are to be agreed upon at a later date in accordance with the lease escrow agreement, but in no event will be less than $1,537,000. The ground lease expires on April 30, 2069.

         The Company is also obligated to pay to the ground lessor percentage rent, as stipulated in the original ground lease agreement, once the Hotel begins operations. As of December 31, 2006, no percentage rent has been paid or accrued.

         The Company incurred ground rent expense of approximately $1,141,000 in 2006.

6.       RELATED PARTY TRANSACTIONS

         Due to Affiliates

         Due to affiliates represents advances from affiliates of the Company through common control to finance short-term cash flow requirements of the Company. The advance is non-interest bearing and due on demand.

         Loan Payable to Affiliate

         During 2006, approximately $3,357,000 was loaned to the Company by an affiliate of the Company in order to pay for operating expenses. The balance will be repaid when cash flow permits. The loan bears interest at prime as published in the Wall Street Journal (8.25% at December 31, 2006). Total interest incurred on this loan was approximately $57,527 in 2006.

         Asset Management Fees

         Upon completion of the renovation of the Hotel, the asset management fee was reduced, by amendment, to $120,000 per annum.

         For the year ended December 31, 2006, the Company incurred asset management fees in the amount of $120,000.

                       KOA INVESTORS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)

--------------------------------------------------------------------------------


7.       COMMITMENTS AND CONTINGENCIES

         Management Fees

         On December 20, 2002, the Company entered into a management agreement (the "Management Agreement") with Sheraton Operating Corporation ("Starwood"), which requires Starwood to provide managerial and promotional services for the Hotel. The Management Agreement has an operating term of two (2) periods of five (5) years each, as more fully described in the Management Agreement.

         Starwood has the option to renew the Management Agreement for two successive terms of five years each. The Management Agreement consists of a base management fee equal to 2% of the gross operating revenue of the Hotel, as defined for the first 12 months after the Hotel opens, 2.5% for the subsequent 12 months and 3% thereafter. In addition, the Management Agreement provides for an incentive fee equal to 15% of operating income in excess of a threshold, as defined. Management fees in the amount of $577,208 and $484,980 were incurred for the year ended December 31, 2006.

         In accordance with the terms of the Management Agreement, the Company also reimburses Starwood for services including payroll and benefits, insurance, marketing, advertising, promotion, sales, reservation services and other charges. Management fees and other Starwood services payable at December 31, 2006 was approximately $577,673.

         In 2006 Starwood agreed to defer payment of management fees until cash flow permits which is expected to be in 2007. Deferred management fees at December 31, 2006 were $415,940.

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 2005

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)
                              FINANCIAL STATEMENTS





                                C O N T E N T S

                                                                                     Page



Balance
Sheet                                                                                70

Statement of Operations                                                              71

Statement of Changes in Members' Deficit                                             72

Statement of Cash Flows                                                              73

Notes to Financial Statements                                                       74 - 78

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

'
                               KOA INVESTORS, LLC
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                  (UNAUDITED)

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

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 2004

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)
                              FINANCIAL STATEMENTS





                                C O N T E N T S

                                                                                     Page


Report of Independent Registered Public Accounting Firm                              81

Balance Sheet                                                                        82

Statement of Operations                                                              83

Statement of Changes in Members' Equity                                              84

Statement of Cash Flows                                                              85

Notes to Financial Statements                                                       86 - 90

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



                                VECTOR GROUP LTD.
                                (Registrant)


                             By: /s/ J Bryant Kirkland III
                             -------------------------------------------
                             J Bryant Kirkland III
                             Vice President, Chief Financial Officer and
                                  Treasurer


Date: March 21, 2007