Form 10-Q
period 2007-03-31
VECTOR GROUP LTD
filed 2007-05-10
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2007

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
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
     At May 10, 2007, Vector Group Ltd. had 57,122,481 shares of common stock outstanding.

VECTOR GROUP LTD.
FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31,	December 31,
	2007	2006
ASSETS:

Current assets:
Cash and cash equivalents	$137,839	$146,769
Investment securities available for sale	48,039	18,960
Accounts receivable — trade	17,964	15,480
Inventories	85,058	91,299
Deferred income taxes	17,780	27,580
Receivable from litigation settlement	20,000	—

Other current assets	3,759	3,068

Total current assets	330,439	303,156
Property, plant and equipment, net	59,028	59,921
Long-term investments accounted for at cost	33,033	32,971
Long-term investments accounted for on the equity method	10,510	10,230
Investments in non-consolidated real estate businesses	30,455	28,416
Restricted assets	8,365	8,274
Deferred income taxes	41,451	43,973
Intangible asset	107,511	107,511
Prepaid pension costs	22,098	20,933
Other assets	22,056	22,077

Total assets	$664,946	$637,462

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Current portion of notes payable and long-term debt	$46,896	$52,686
Accounts payable	5,497	7,203
Accrued promotional expenses	9,829	12,527
Income taxes payable, net	16,026	12,970
Accrued excise and payroll taxes payable, net	10,603	9,934
Settlement accruals	57,120	47,408
Deferred income taxes	5,020	5,020
Accrued interest	2,586	2,586
Other accrued liabilities	16,721	18,452

Total current liabilities	170,298	168,786

Notes payable, long-term debt and other obligations, less current portion	102,703	103,304
Fair value of derivatives embedded within convertible debt	95,446	95,473
Non-current employee benefits	37,254	36,050
Deferred income taxes	141,023	130,533
Other liabilities	7,995	8,339

Total liabilities	554,719	542,485

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 100,000,000 shares authorized, 59,919,013 and 59,843,379 shares issued and 57,106,903 and 57,031,269 shares outstanding	5,711	5,703
Additional paid-in capital	110,108	132,807
Deficit	(5,065)	(28,192)
Accumulated other comprehensive income (loss)	12,227	(2,587)
Less: 2,812,110 shares of common stock in treasury, at cost	(12,754)	(12,754)

Total stockholders’ equity	110,227	94,977

Total liabilities and stockholders’ equity	$664,946	$637,462

The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Revenues*	$133,892	$117,704

Expenses:
Cost of goods sold*	84,685	73,341
Operating, selling, administrative and general expenses	23,487	24,136

Operating income	25,720	20,227

Other income (expenses):
Interest and dividend income	1,856	1,781
Interest expense	(9,134)	(8,277)
Change in fair value of derivatives embedded within convertible debt	27	1,224
Loss on the sale of investments, net	—	(30)
Provision for loss on investments	(1,158)	—
Equity income from non-consolidated real estate businesses	2,410	3,735
Income from lawsuit settlement	20,000	—
Other, net	(5)	46

Income before provision for income taxes	39,716	18,706
Income tax expense	16,589	8,693

Net income	$23,127	$10,013

Per basic common share:
Net income applicable to common shares	$0.38	$0.18

Per diluted common share:
Net income applicable to common shares	$0.37	$0.17

Cash distributions declared per share	$0.40	$0.38

*	Revenues and Cost of goods sold include excise taxes of $44,485 and $40,118 for the three months ended March 31, 2007 and 2006, respectively.
The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

					Accumulated
					Other
	Common Stock		Additional		Comprehensive
			Paid-in		Income	Treasury
	Shares	Amount	Capital	Deficit	(Loss)	Stock	Total
Balance, December 31, 2006	57,031,269	$5,703	$132,807	$(28,192)	$(2,587)	$(12,754)	$94,977

Net income	—	—	—	23,127	—	—	23,127
Pension related minimum liability adjustments, net of taxes	—	—	—	—	299	—	299
Forward contract adjustments, net of taxes	—	—	—	—	1	—	1
Unrealized gain on investment securities, net of taxes	—	—	—	—	14,514	—	14,514

Total other comprehensive income	—	—	—	—	—	—	14,814

Total comprehensive income	—	—	—	—	—	—	37,941

Distributions on common stock	—	—	(24,429)	—	—	—	(24,429)
Exercise of options	75,634	8	838	—	—	—	846
Amortization of deferred compensation	—	—	892	—	—	—	892

Balance, March 31, 2007	57,106,903	$5,711	$110,108	$(5,065)	$12,227	$(12,754)	$110,227

The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March, 31, 2006
Net cash provided by operating activities	$31,069	$1,639

Cash flows from investing activities:
Purchase of investment securities	(6,032)	(73)
Proceeds from sale or liquidation of long-term investments	—	25
Purchase of long-term investments	(62)	(64)
Distributions from non-consolidated real estate businesses	1,000	—
Investments in non-consolidated real estate businesses	(750)	—
Increases in cash surrender value of life insurance policies	(201)	(17)
Increase in non-current restricted assets	(91)	—
Capital expenditures	(1,710)	(1,446)

Net cash used in investing activities	(7,846)	(1,575)

Cash flows from financing activities:
Proceeds from debt	—	78
Repayments of debt	(1,702)	(1,648)
Deferred financing charges	—	(200)
Borrowings under revolver	119,440	130,788
Repayments on revolver	(124,803)	(117,003)
Distributions on common stock	(25,934)	(21,541)
Proceeds from exercise of options	846	554

Net cash used in financing activities	(32,153)	(8,972)

Net decrease in cash and cash equivalents	(8,930)	(8,908)
Cash and cash equivalents, beginning of period	146,769	181,059

Cash and cash equivalents, end of period	$137,839	$172,151

The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	Basis of Presentation:

The condensed consolidated financial statements of Vector Group Ltd. (the “Company” or “Vector”) include the accounts of VGR Holding LLC (“VGR Holding”), Liggett Group LLC (“Liggett”), Vector Tobacco Inc. (“Vector Tobacco”), Liggett Vector Brands Inc. (“Liggett Vector Brands”), New Valley LLC (“New Valley”) and other less significant subsidiaries. All significant intercompany balances and transactions have been eliminated.

Liggett is engaged in the manufacture and sale of cigarettes in the United States. Vector Tobacco is engaged in the development and marketing of low nicotine and nicotine-free cigarette products and the development of reduced risk cigarette products. New Valley is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties.

The interim condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company’s consolidated financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended, filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the current year’s presentation.

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

Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividend paid to Company stockholders on September 29, 2006. The dividend was recorded at par value of $271 since the Company reported an accumulated deficit in 2006. In connection with the 5% stock dividend, the Company increased the number of outstanding stock options by 5% and reduced the exercise prices accordingly. All per share amounts have been presented as if the stock dividend had occurred on January 1, 2006.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
In March 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement 128”, which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. For purposes of calculating basic EPS, earnings available to common stockholders for the period are reduced by the contingent interest and the non-cash interest expense associated with the discounts created by the beneficial conversion features and embedded derivatives related to the Company’s convertible notes issued in 2004, 2005 and 2006. The convertible debt issued by the Company in 2004, 2005 and 2006, which are participating securities due to the contingent interest feature, had no impact on EPS for the three months ended March 31, 2007 and 2006, as the dividends on the common stock reduced earnings available to common stockholders so there were no unallocated earnings under EITF Issue No. 03-6.

As discussed in Note 10, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under EITF Issue No. 03-6. Effective with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” using the “modified prospective method” with guidance provided by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” on January 1, 2006, the Company recognizes payments of the dividend equivalent rights ($1,656 and $1,578 for the three months ended March 31, 2007 and 2006, respectively) on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet. As a result, in its calculation of basic EPS for the three months ended March 31, 2007 and 2006, the Company has adjusted its net income for the effect of these participating securities as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Net income	$23,127	$10,013
Income attributable to participating securities	(1,565)	(733)

Net income available to common stockholders	$21,562	$9,280

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding, which includes vested restricted stock. Diluted EPS includes the dilutive effect of stock options, unvested restricted stock grants and convertible securities. Basic and diluted EPS were calculated using the following shares for the three months ended March 31, 2007 and 2006:

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Weighted-average shares for basic EPS	56,537,817	51,681,418
Plus incremental shares related to stock options	1,494,753	1,547,946

Weighted-average shares for diluted EPS	58,032,570	53,229,364

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three months ended March 31, 2007 and 2006 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Number of stock options	497,873	229,167

Weighted-average exercise price	$21.07	$26.52

Weighted-average shares of non- vested restricted stock	494,999	660,219

Weighted-average expense per share	$18.73	$18.73

Weighted-average number of shares issuable upon conversion of debt	11,727,003	12,774,619

Weighted-average conversion price	$18.92	$19.13

All of the issues of the Company’s convertible debt were anti-dilutive for the three months ended March 31, 2007 and 2006, respectively, and were not included in the computation of diluted EPS for the aforementioned respective periods.

(d)	Share-Based Payments

Effective January 1, 2006, the Company adopted SFAS No. 123(R). Under the modified prospective method, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (ii) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost under SFAS No. 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period. In addition, pursuant to SFAS No. 123(R), the Company is required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was the Company’s previous method. As of January 1, 2006, the cumulative effect of adopting the estimated forfeiture method was not significant. Prior periods were not restated under this transition method.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
(e)	Comprehensive Income:

Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. Total comprehensive income for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Net income	$23,127	$10,013

Forward contract adjustments, net of income taxes	1	69

Pension related minimum liability adjustments, net of income taxes	299	—

Net unrealized gains on investment securities available for sale:
Change in net unrealized gains, net of income taxes	13,830	7,120
Net unrealized gains reclassified into net income, net of income taxes	684	18

Change in unrealized gains, net of income taxes	14,514	7,138

Total comprehensive income	$37,941	$17,220

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
The components of accumulated other comprehensive loss, net of income taxes, were as follows as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Net unrealized gains on investment securities available for sale, net of income taxes of $13,901 and $3,857, respectively	$20,087	$5,573
Forward contracts adjustment, net of income taxes of $238 and $226, respectively	(344)	(345)
Additional pension liability, net of income taxes of $4,874 and $5,076, respectively	(7,516)	(7,815)

Accumulated other comprehensive income (loss)	$12,227	$(2,587)

(f)	Financial Instruments:

The carrying values of cash and cash equivalents, investment securities available for sale and restricted assets approximate their fair value.

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

The Company uses forward foreign exchange contracts to mitigate its exposure to changes in exchange rates relating to purchases of equipment from third parties. The primary currency to which the Company is exposed is the euro. A substantial portion of the Company’s foreign exchange contracts is effective as hedges. The fair value of forward foreign exchange contracts designated as hedges is reported in other current assets or current liabilities and is recorded in other comprehensive income. All hedges had been settled at March 31, 2007.
(g)	Revenue Recognition:

Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of any related inventory cost recoveries. Certain sales incentives, including buydowns, are classified as reductions of net sales in accordance with Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
(“FASB”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” In accordance with EITF Issue No. 06-3, “How Sales Taxes Should be Presented in the Income Statement (Gross versus Net)”, the Company’s accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues totaled $44,485 and $40,118 for the three months ended March 31, 2007 and 2006, respectively. Since the Company’s primary line of business is tobacco, the Company’s financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term. Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs are recorded as operating, selling, administrative and general expenses.

(h)	Contingencies:

The Company records Liggett’s product liability legal expenses and other litigation costs as operating, selling, general and administrative expenses as those costs are incurred. As discussed in Note 9, legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett.

The Company records provisions in the condensed consolidated financial statements for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as discussed in Note 9, (i) management has not concluded that it is probable that a loss has been incurred in any of the pending smoking-related litigation; (ii) management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending smoking-related litigation; and (iii) accordingly, management has not provided any amounts in the condensed consolidated financial statements for unfavorable outcomes, if any. Litigation is subject to many uncertainties, and it is possible that the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.

(i)	New Accounting Pronouncements:
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments (“SFAS No. 155”). SFAS No. 155 amends SFAS Nos. 133 and 140 and relates to the financial reporting of certain hybrid financial instruments. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of fiscal years commencing after September 15, 2006. The Company did not elect to retroactively apply SFAS No. 155 and, as a result, it did not have an impact on the Company’s condensed consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”),” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 is discussed in Note 11.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 will become effective for the Company beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect of accounting change. Such retrospective application is required for financial instruments, including derivatives and certain hybrid instruments with limitations on initial gains or losses under EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities". The Company has not completed its assessment of the impact of this standard on its consolidated financial statements.

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

The components of the combined pre-tax restructuring charges relating to the 2006 Vector Research restructuring for the three months ended March 31, 2007 are as follows:

	Employee	Contract
	Severance	Termination/
	and Benefits	Exit Costs	Total
Balance, December 31, 2006	$484	$338	$822
Utilized	(177)	(215)	(392)

Balance, March 31, 2007	$307	$123	$430

The only remaining component of the 2004 Liggett Vector Brands restructuring at December 31, 2006 and March 31, 2007 was contract termination and exit costs and the balance was $803 and $850 at March 31, 2007 and December 31, 2006, respectively. Approximately $47 was utilized for the three months ended March 31, 2007.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of income taxes. For the three months ended March 31, 2007 and 2006, net realized losses on the sale of investments were $0 and $(30), respectively. In addition, the Company recorded a loss related to other-than-temporary declines in the fair value of its marketable equity securities totaling $1,158 for the three months ended March 31, 2007.

The components of investment securities available for sale at March 31, 2007 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable equity securities	$14,515	$33,536	$(12)	$48,039

Investment securities available for sale as of March 31, 2007 and December 31, 2006 include New Valley LLC’s 11,111,111 shares of Ladenburg Thalmann Financial Services Inc. (“LTS”), which were carried at $29,667 and $13,556, respectively (see Note 12). Investment securities available for sale as of March 31, 2007 also include 2,257,110 shares of eXegenics Inc., which were carried at $8,374. The eXegenics shares were acquired in a private placement and have not been registered for resale.

4.	INVENTORIES

Inventories consist of:

	March 31,	December 31,
	2007	2006
Leaf tobacco	$34,597	$33,363
Other raw materials	3,014	2,725
Work-in-process	867	1,348
Finished goods	52,025	57,485

Inventories at current cost	90,503	94,921
LIFO adjustments	(5,445)	(3,622)

	$85,058	$91,299

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At March 31, 2007, Liggett had leaf tobacco purchase commitments of approximately $23,214. There were no leaf tobacco purchase commitments at Vector Tobacco at that date.

The Company capitalizes the incremental prepaid cost of the Master Settlement Agreement in ending inventory.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
LIFO inventories represent approximately 93% of total inventories at March 31, 2007 and 91% of total inventories at December 31, 2006.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	March 31,	December 31,
	2007	2006
Land and improvements	$1,418	$1,418
Buildings	13,519	13,366
Machinery and equipment	103,252	103,241
Leasehold improvements	1,886	2,017
Construction-in-progress	2,134	525

	122,209	120,567
Less accumulated depreciation	(63,181)	(60,646)

	$59,028	$59,921

Depreciation and amortization expense on property, plant and equipment for the three months ended March 31, 2007 and 2006 was $2,629 and $2,473, respectively. Future machinery and equipment purchase commitments at Liggett were $571 at March 31, 2007.

6.	LONG-TERM INVESTMENTS

Long-term investments consist of investments in the following:

	March 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships accounted for at cost	$33,033	$49,736	$32,971	$47,560
Investments accounted for on the equity method	$10,510	$10,510	$10,230	$10,230
The principal business of these investment partnerships is investing in investment securities and real estate. The estimated fair value of the investment partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. New Valley is an investor in real estate partnerships where it has committed to make additional investments of up to an aggregate of $200 at March 31, 2007. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

In August 2006, the Company invested $25,000 in Icahn Partners, LP, a privately managed investment partnership, of which Carl Icahn is the portfolio manager and the controlling person of the general partner, and manager of the partnership. Affiliates of Mr. Icahn are the beneficial owners of approximately 20.3% of Vector’s common stock.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
On November 1, 2006, the Company invested $10,000 in Jefferies Buckeye Fund, LLC (“Buckeye Fund”), a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. Affiliates of Jefferies Asset Management, LLC beneficially own approximately 8.8% of Vector’s common stock. The Company’s investment in the Buckeye Fund represented approximately 15% of the amounts invested in the Buckeye Fund at March 31, 2007. In accordance with EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies”, the Company has accounted for its investment in Buckeye Fund using the equity method of accounting and carried its investment in the Buckeye Fund at $10,510 as of March 31, 2007, which includes $643 of unrealized gains on investment securities. The Company recorded a loss of $71 associated with the Buckeye Fund for the three months ended March 31, 2007.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
7.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	March 31,	December 31,
	2007	2006
Vector:
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $84,465 and $84,056*	$25,535	$25,944
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $52,822 and $53,906*	59,042	57,960

Liggett:
Revolving credit facility	6,623	11,986
Equipment loans	11,314	12,660
Vector Tobacco:
Notes payable — Medallion acquisition due 2007	35,000	35,000

V.T. Aviation:
Note payable	7,209	7,448
VGR Aviation:
Note payable	4,584	4,655
Other	292	337

Total notes payable, long-term debt and other obligations	149,599	155,990
Less:
Current maturities	(46,896)	(52,686)

Amount due after one year	$102,703	$103,304

*	The fair value of the derivatives embedded within the 3.875% Variable Interest Senior Convertible Debentures ($60,698 and $59,807 at March 31, 2007 and December 31, 2006, respectively) and the 5% Variable Interest Senior Convertible Notes ($34,748 at March 31, 2007 and $35,666 at December 31, 2006, respectively) is separately classified as a derivative liability in the condensed consolidated balance sheets.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
The debentures pay interest on a quarterly basis at a rate of 3.875% per annum plus Additional Interest (the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into the Company’s common stock at the holder’s option. The conversion price, which was $20.48 per share at March 31, 2007, is subject to adjustment for various events, including the issuance of stock dividends.

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

The notes pay interest on a quarterly basis at a rate of 5% per annum plus Additional Interest (the “Notes Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date is the higher of (i) the Notes Total Interest and (ii) 6.75% per year. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price, which was $17.60 at March 31, 2007, is subject to adjustment for various events, including the issuance of stock dividends.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

A summary of non-cash interest expense associated with the embedded derivative liability for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
3.875% convertible debentures	$(241)	$—
5% convertible notes	708	679

Interest expense associated with embedded derivatives	$467	$679

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
3.875% convertible debentures	$(891)	$—
5% convertible notes	918	1,224

Gain on change in fair value of derivatives embedded within convertible debt	$27	$1,224

The following table reconciles the fair value of derivatives embedded within convertible debt at March 31, 2007.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total
Balance at December 31, 2006	$59,807	$35,666	$95,473
Loss (gain) from changes in fair value of embedded derivatives	891	(918)	(27)

Balance at March 31, 2007	$60,698	$34,748	$95,446

Beneficial Conversion Feature on Variable Interest Senior Convertible Debt:

After giving effect to the recording of the embedded derivative liability as a discount to the convertible debt, the Company’s common stock had a fair value at the issuance date of the debt in excess of the effective conversion price resulting in a beneficial conversion feature. EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the intrinsic value of the beneficial conversion feature be recorded to additional paid-in capital and as a discount on the debt. The discount is amortized to interest expense over the term of the debt using the effective interest method.

The initial intrinsic value of the beneficial conversion feature associated with the 3.875% convertible debentures and the 5% convertible notes was $28,381 and $22,138, respectively. In accordance with EITF Issue No. 05-8, the beneficial conversion feature has been recorded, net of income taxes, as an increase to stockholders’ equity.

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Amortization of beneficial conversion feature:
3.875% convertible debentures	$(168)	$—
5% convertible notes	376	376

Interest expense associated with beneficial conversion feature.	$208	$376

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Unamortized Debt Discount:

The following table reconciles unamortized debt discount at March 31, 2007.

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total
Balance at December 31, 2006	$84,056	$53,906	$137,962
Amortization of embedded derivative	241	(708)	(467)
Amortization of beneficial conversion feature	168	(376)	(208)

Balance at March 31, 2007	$84,465	$52,822	$137,287

Revolving Credit Facility — Liggett:

Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”) under which $6,623 was outstanding at March 31, 2007. Availability as determined under the facility was approximately $27,201 based on eligible collateral at March 31, 2007. The facility is collateralized by all inventories and receivables of Liggett. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility.

In February 2007, Liggett entered into an amendment (the “Amendment”) to the Wachovia credit facility. The Amendment extended the term of the facility from March 8, 2008 to March 8, 2010, subject to automatic renewal for additional one year periods unless a notice of termination is given by Wachovia or Liggett at least 60 days prior to such date or the anniversary of such date. The Amendment also reduced the interest rates payable on borrowings under the facility and revised certain financial covenants. Prime rate loans under the facility now bear interest at a rate equal to the prime rate of Wachovia, as compared to the previous interest rate of 1.0% above the prime rate. Further, Eurodollar rate loans will now bear interest at a rate of 2.0% above Wachovia’s adjusted Eurodollar rate, as compared to the previous interest rate of 3.5% above the adjusted Eurodollar rate. The Amendment also eliminated the minimum adjusted working capital and net working capital requirements previously imposed by the facility and replaced those requirements with new covenants based on Liggett’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Amendment, and Liggett’s capital expenditures, as defined in the Amendment. The revised covenants provide that Liggett’s EBITDA, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The revised covenants also require that annual capital expenditures (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year. At March 31, 2007, management believed that Liggett was in compliance with all covenants under the credit facility.

Equipment Loans — Liggett:

In March 2002, Liggett purchased equipment for $3,023 through the issuance of a note, payable in 30 monthly installments of $62 and then 30 monthly installments of $51. Interest was calculated at LIBOR plus 2.8%. The notes were paid in full in the first quarter of 2007.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Notes for Medallion Acquisition — Vector Tobacco:

The purchase price for the 2002 acquisition of The Medallion Company, Inc. (“Medallion”) included $60,000 in notes of Vector Tobacco, guaranteed by the Company and Liggett. Of the notes, $25,000 have been repaid with the final quarterly principal payment of $3,125 made on March 31, 2004. The remaining $35,000 of notes bore interest at 6.5% per year, payable semiannually, and was paid in full on April 2, 2007.

Note Payable — V.T. Aviation:

In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 119 monthly installments of $125, including annual interest of 2.31% above the 30- day commercial paper rate, with a final payment of $2,876 based on current interest rates.

Note Payable — VGR Aviation:

In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by the Company. The loan is payable in 119 monthly installments of $40, including annual interest of 2.75% above the 30-day average commercial paper rate, with a final payment of $3,911 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to the Company’s direct subsidiary, VGR Aviation LLC, which assumed the debt.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
8.	EMPLOYEE BENEFIT PLANS

Defined Benefit and Postretirement Plans:

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the three months ended March 31, 2007 and 2006 consists of the following:

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Service cost — benefits earned during the period	$1,062	$1,225	$4	$5
Interest cost on projected benefit obligation	2,281	2,250	148	150
Expected return on plan assets	(3,183)	(3,145)	—	—
Amortization of prior service cost	351	262	—	—
Amortization of net actuarial loss	176	435	(26)	3

Net expense	$687	$1,027	$126	$158

The Company did not make contributions to its pension benefits plans for the three months ended March 31, 2007 and does not anticipate making any contributions to such plans in 2007. The Company anticipates paying approximately $775 in other postretirement benefits in 2007.

9.	CONTINGENCIES

Tobacco-Related Litigation:

Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the quarter ended March 31, 2007, Liggett incurred legal fees and other litigation costs totaling approximately $1,031 compared to $1,373 for the quarter ended March 31, 2006.

Individual Actions. As of March 31, 2007, there were approximately 135 cases pending against Liggett (excluding approximately 950 individual cases pending in West Virginia state court as a consolidated action), and in most cases other tobacco companies, where one or more individual

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 73 were pending in Florida (55 of which are abated pending resolution of Engle), 17 in Missouri, 12 in New York, and 12 in Mississippi. The balance of the individual cases were pending in nine states and territories.

There are currently four individual cases pending where Liggett is the only tobacco company defendant. In April 2004, in Davis v. Liggett Group Inc., a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. In March 2005, in Ferlanti v. Liggett Group Inc., a Florida state court granted Liggett’s motion for summary judgment. The plaintiff appealed and in June 2006, the appellate court reversed and remanded back to the trial court. The court has recently granted leave to plaintiff to add a claim for punitive damages. Discovery is pending. It is anticipated that the case will go to trial in 2007 or 2008. Trial has been scheduled in Missouri state court for May 2007 in Frost v. Liggett Group Inc. There is no activity in the other case where Liggett is the sole tobacco company defendant.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the State Farm decision limiting punitive damages. In June 2004, the Oregon appellate court reinstated the original jury verdict. In February 2006, the Oregon Supreme Court reaffirmed the $79,500 punitive damages jury verdict. In February 2007, the United States Supreme Court vacated the punitive damages award and remanded the case to the Oregon Supreme Court.

•	In March 2002, an Oregon state court jury found in favor of the plaintiff in Schwarz v. Philip Morris and awarded $169 in compensatory damages and $150,000 in punitive damages. In May 2002, the trial court reduced the punitive damages award to $100,000. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages award. It also vacated the punitive damages award and remanded for a new trial on the amount of punitive damages. The plaintiffs petitioned the Oregon Supreme Court to review the decision which deferred further action pending the United States Supreme Court’s decision on punitive damages in the Williams case, discussed above.

•	In October 2002, a California state court jury found in favor of the plaintiff in Bullock v. Philip Morris and awarded $850 in compensatory damages and $28,000,000 in punitive damages. In December 2002, the trial court reduced the punitive damages award to $28,000. In August 2006, the California Supreme Court denied plaintiff’s petition to overturn the trial court’s reduction of the punitive damage award and granted defendant’s petition for review of the punitive damage award, with further action deferred pending the United States Supreme Court’s decision on punitive damages in the Williams case, discussed above.

•	In December 2003, a New York state court jury found in favor of the plaintiff in Frankson v. Brown & Williamson Tobacco Corp. and awarded $350 in compensatory damages. In January 2004, the jury awarded $20,000 in punitive damages. The deceased smoker was found to be 50% at fault. In June 2004, the court increased the compensatory damages to $500 and decreased the punitive damages to $5,000. The defendants filed a notice of appeal on January 25, 2007.

•	In February 2005, a Missouri state court jury found in favor of the plaintiff in Smith v. Brown & Williamson Tobacco Corp. and awarded $2,000 in compensatory damages and $20,000 in punitive damages. The defendants have appealed to the Missouri Court of Appeals. Oral argument occurred in October 2006. A decision is pending.

•	In March 2005, a New York state court jury found in favor of the plaintiff in Rose v. Brown & Williamson Tobacco Corp. and awarded $3,400 in compensatory damages and $17,100 in punitive damages. The defendants have appealed to the Supreme Court of New York, Appellate Division, First Department. Oral argument occurred in December 2006. A decision is pending.
Class Actions. As of March 31, 2007, there were 11 actions pending for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in Castano v. American Tobacco Co., reversed a federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
The Castano decision has had a limited effect with respect to courts’ decisions regarding more narrowly defined smoking-related classes or class actions brought in state rather than federal court. For example, since the Fifth Circuit’s ruling in Louisiana, in Scott v. American Tobacco Co., Inc., (Liggett is not a defendant in this proceeding) the court certified an “addiction-as-injury” class action that covered only citizens in the state. In May 2004, the Scott jury returned a verdict in the amount of $591,000, plus prejudgment interest, on the class’ claim for a smoking cessation program. In February 2007, the appellate court upheld $279,000 of the $591,000 verdict, finding that certain smokers were entitled to damages. The trial court’s award of prejudgment interest was overturned by the appellate court and the case was remanded to the trial court. In February 2007, the defendants filed a motion for rehearing. Two other class actions, Broin v. Philip Morris Companies Inc., (Liggett was dismissed from this case) and Engle v. R.J. Reynolds Tobacco Company, were certified in state court in Florida prior to the Fifth Circuit’s decision.

In May 1994, Engle was filed against Liggett and others in Miami-Dade County, Florida. The class consisted of all Florida residents who, by November 21, 1996, have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarette smoking. In July 1999, after the conclusion of Phase I of the trial, the jury returned a verdict against Liggett and other tobacco companies on certain issues determined by the trial court to be “common” to the causes of action of the plaintiff class. The jury made several findings adverse to the defendants including that defendants’ conduct “rose to a level that would permit a potential award or entitlement to punitive damages.” Phase II of the trial was a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. In April 2000, the jury awarded compensatory damages of $12,704 to the three plaintiffs, to be reduced in proportion to the respective plaintiff’s fault. In July 2000, the jury awarded approximately $145,000,000 in punitive damages against all defendants including $790,000 against Liggett.

In November 2000, Liggett filed a $3,450 bond in order to stay execution of the Engle judgment, pending appeal. In May 2001, Liggett, Philip Morris and Lorillard Tobacco Company reached an agreement with the Engle class, which provided assurance of Liggett’s ability to appeal the jury’s July 2000 punitive damage verdict. As required by the agreement, Liggett released the existing $3,450 bond and paid $6,273 into an escrow account to be held for the benefit of the Engle class, upon completion of the appeals process, regardless of the outcome of the appeal. In light of the Florida Supreme Court’s July 2006 decision decertifying the Engle class (discussed below), entitlement to the escrowed monies will have to be determined by the court

In May 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case with instructions to decertify the class on a prospective basis. The claim of one of the three plaintiffs, in the amount of $5,831, was subsequently overturned as time barred and the court found that Liggett was not liable to the other two plaintiffs. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 Third District Court of Appeal’s decision. Among other things, the Florida Supreme Court affirmed the decision decertifying the class and the order vacating the punitive damages award, but preserved several of the Phase I findings (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) the defendants agreed to misrepresent information relating to the health effects of cigarettes with the intention that the public would rely on this information to its detriment; (vi) all defendants sold or supplied cigarettes that were defective; and (vii) all defendants were negligent) and allowed class members to proceed to trial on individual liability issues (utilizing the above findings) and compensatory and punitive damage issues, provided

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
they commence their individual lawsuits within one year from January 11, 2007. In December 2006, the Florida Supreme Court refused to revise its July 2006 ruling, except that it vacated finding (v) listed above and added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. The Florida Supreme Court issued its mandate on that decision on January 11, 2007, at which time the case was remanded to the Third District Court of Appeal for further proceedings consistent with the Florida Supreme Court’s opinion. Defendants sought leave to submit supplemental briefing to the Third District Court of Appeal on remaining appellate issues, which was denied by the court on February 20, 2007. The defendants intend to seek further appellate review. Post-mandate notice to the class has been published throughout Florida. Class counsel has filed motions for attorneys’ fees and costs. Those motions are pending. The Florida Supreme Court decision could result in the filing of a large number of individual personal injury cases in Florida before January 11, 2008.

In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Company, awarded $37,500 in compensatory damages in a case involving Liggett and two other tobacco manufacturers. In March 2003, the court reduced the amount of the compensatory damages to $24,860. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle class member suit following entry of final judgment by the Engle trial court; the claims of all other individuals who are purported members of the class were stayed or “abated” pending appellate review of the Engle verdict. The plaintiff filed a motion requesting that the trial court enter partial final judgment, tax costs and attorneys’ fees and schedule trial on the punitive damages claims. Oral argument on the motion occurred on March 15, 2007. Liggett may ultimately be required to bond the amount of the judgment against it to perfect its appeal. Other Florida plaintiffs will likely move to lift the order of abatement in their individual actions in light of the Florida Supreme Court’s decision.

Class certification motions are pending in a number of putative class actions. Classes remain certified against Liggett in West Virginia (Blankenship), Kansas (Smith), New Mexico (Romero) and New York (Schwab). Several other classes remain certified against others in the industry. A number of class certification denials are on appeal.

Smith and Romero are two class actions pending against Liggett, and other cigarette manufacturers, in which plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. In Smith v. Philip Morris, a Kansas state court granted class certification in November 2001. Discovery is pending. In April 2003, class certification was granted in Romero v. Philip Morris, pending in New Mexico state court, and was affirmed in February 2005 by the New Mexico Supreme Court. In June 2006, the trial court in Romero granted defendants’ motions for summary judgment. Plaintiffs have appealed.

Class action suits have been filed in a number of states against cigarette manufacturers, alleging, among other things, that the use of the terms “light” and “ultra light” constitutes unfair and deceptive trade practices, among other things. One such suit, Schwab v. Philip Morris, pending in federal court in New York, seeks to create a nationwide class of “light” cigarette smokers and includes Liggett as a defendant. The action asserts claims under RICO. The proposed class is seeking as much as $200,000,000 in damages, which could be trebled under RICO. In November 2005, the court ruled that if the class is certified, the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members. Fluid recovery would permit potential damages to be paid out in ways other than merely giving cash directly to plaintiffs, such as establishing a pool of money that could be used for public purposes. In September 2006,

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
the court granted plaintiff’s motion for class certification. In November 2006, the United States Court of Appeals for the Second Circuit issued a permanent stay of the case, pending appeal.

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

The Cleary v. Philip Morris, Inc., action was brought on behalf of persons who have allegedly been injured by (i) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine; (ii) the defendants’ alleged acts of targeting its advertising and marketing to minors; and (iii) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs request that the defendants be required to disgorge all profits unjustly received through their sale of cigarettes to plaintiffs, which in no event will be greater than $75,000 each, inclusive of punitive damages, interest and costs. In July 2006, the plaintiffs filed a motion for class certification. A class certification hearing has been scheduled for September 6, 2007. Merits discovery is stayed pending a ruling by the court on class certification. Liggett is a defendant in the case.

In March 2003, in Price v. Philip Morris, a putative class action brought on behalf of smokers of light and ultra light cigarettes, an Illinois state court judge awarded $7,100,500 in actual damages to the class members, $3,000,000 in punitive damages to the State of Illinois (which was not a plaintiff), and approximately $1,800,000 in attorneys’ fees and costs. In December 2005, the Illinois Supreme Court reversed the lower state court’s decision and remanded, with instructions to dismiss the case. In November 2006, the United States Supreme Court declined to review the decision. Judgment was entered by the Illinois Court dismissing the case. In January 2007, plaintiffs filed a motion to vacate and/or withhold judgment. Liggett is not a defendant in the case.

Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia State court has consolidated approximately 950 individual smoker actions that were pending prior to 2001 for trial of certain common issues. The consolidation was affirmed on appeal by the West Virginia Supreme Court. The first phase of the trial has been scheduled for March 2008 on certain liability and punitive damages claims allegedly common to the consolidated claims. In January 2002, the court severed Liggett from the trial of the consolidated action.

Governmental Actions. As of March 31, 2007, there were three Governmental Actions pending against Liggett. In these proceedings, governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was “unjustly enriched” by plaintiffs’ payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In August 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. The Final Judgment, among other things, ordered the following relief against the non-Liggett defendants: (i) the defendants are enjoined from committing any act of racketeering concerning the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) the defendants are enjoined from making any material false, misleading, or deceptive statement or representation concerning cigarettes that persuades people to purchase cigarettes; (iii) the defendants are permanently enjoined from utilizing “lights”, “low tar”, “ultra lights”, “mild”, or “natural” descriptors, or conveying any other express or implied health messages in connection with the marketing or sale of cigarettes, domestically and internationally, as of January 1, 2007; (iv) the defendants must make certain corrective statements on their websites, and in television and print media advertisements; (v) the defendants must maintain internet document websites until 2016 with access to smoking and health related documents; (vi) the defendants must disclose all disaggregated marketing data to the government on a confidential basis; (vii) the defendants are not permitted to sell or otherwise transfer any of their cigarette brands, product formulas or businesses to any person or entity for domestic use without a court order, and unless the acquiring person or entity agrees to be bound by the terms of the Final Judgment; and (viii) the defendants must pay the appropriate costs of the government in prosecuting the action, in an amount to be determined by the trial court.

No monetary damages were awarded other than the government’s costs. The United States Court of Appeals for the District of Columbia stayed the Final Judgment pending appeal. It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. While Liggett was excluded from the Final Judgment, to the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.

A case is pending in Missouri state court brought by the City of St. Louis and approximately 50 hospitals against Liggett and other cigarette manufacturers. Plaintiffs seek recovery of costs expended by the hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. In June 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993 are still pending. The case has been remanded to the trial court where discovery is pending.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
In Crow Creek Sioux Tribe v. American Tobacco Company, pending in South Dakota tribal court, a Native American tribe is seeking equitable and injunctive relief for damages incurred by the tribe in paying for the expenses of indigent smokers. The case is dormant.

Third-Party Payor Actions. As of March 31, 2007, there were two Third-Party Payor Actions pending against Liggett. The Third-Party Payor Actions typically have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. In Third-Party Payor Actions, claimants seek damages for: funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys’ fees. Although no specific amounts are provided, it is understood that requested damages against the tobacco company defendants in these cases might be in the billions of dollars.

Nine federal circuit courts of appeals and several state appellate courts have ruled that Third-Party Payors did not have standing to bring lawsuits against cigarette manufacturers, relying primarily on grounds that plaintiffs’ claims were too remote. The United States Supreme Court has refused to consider plaintiffs’ appeals from the cases decided by five federal circuit courts of appeals.

In June 2005, the Jerusalem District Court in Israel added Liggett as a defendant in an action commenced in 1998 by the largest private insurer in that country, General Health Services, against the major United States tobacco manufacturers. The plaintiff seeks to recover the past and future value of the total expenditures for health care services provided to residents of Israel resulting from tobacco related diseases, court ordered interest for past expenditures from the date of filing the statement of claim, increased and/or punitive and/or exemplary damages and costs. The court ruled that, although Liggett had not sold product in Israel since at least 1978, it might still have liability for damages resulting from smoking of its product to the extent, if any, that it sold cigarettes there before 1978. Motions filed by the defendants are pending before the Israel Supreme Court seeking appeal from a lower court’s decision granting leave to plaintiffs for foreign service of process.

In August 2005, the United Seniors Association, Inc. filed a lawsuit in federal court in Massachusetts pursuant to the private cause of action provisions of the MSP seeking to recover for the Medicare program all expenditures on smoking-related diseases since August 1999. In August 2006, the court granted the defendants’ motion to dismiss the complaint. The plaintiffs appealed and oral argument occurred on March 6, 2007.

State Settlements. In March 1996, March 1997 and March 1998, Liggett entered into settlements of smoking-related litigation with the Attorneys General of 45 states and territories. The settlements released Liggett from all smoking-related claims within those states and territories, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.3% of the total cigarettes shipped in the United States during 2004, 2.2% during 2005 and 2.4% during 2006. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, would pay on each excess unit an amount equal (on a per-unit basis) to that due by the OPMs for that year, subject to applicable adjustments, offsets and reductions. In April 2004, Liggett and Vector Tobacco paid a total of $50,322 for their 2003 MSA obligations. In April 2005, Liggett and Vector Tobacco paid a total of $20,982 for their 2004 MSA obligations. In April 2006, Liggett and Vector Tobacco paid a total of $10,637 for their 2005 MSA obligations. In April 2007, Liggett and Vector Tobacco paid $38,743 for their obligations under the MSA for the year ended December 31, 2006. Liggett and Vector Tobacco have expensed $11,467 and $7,588 for their estimated MSA obligations for the three months ended March 31, 2007 and 2006, respectively, as part of cost of goods sold.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In 2005, the Independent Auditor under the MSA calculated that Liggett owed $28,668 for its 2004 sales. In April 2005, Liggett paid $11,678 and disputed the balance, as permitted by the MSA. Liggett subsequently paid an additional $9,304, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At March 31, 2007, included in “Other Assets” on the company’s consolidated balance sheet, was a receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686, which was withheld from payment, is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the Independent Auditor’s retroactive change from “gross” to “net” units in calculating MSA payments, which Liggett contends is improper, as discussed below. From its April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,612 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,000 relating to the retroactive change from “gross” to “net” units.

The following amounts have not been accrued in the accompanying consolidated financial statements as they relate to Liggett’s and Vector Tobacco’s claim for an NPM adjustment: $6,513 for 2003, $3,789 for 2004, $800 for 2005, $0 for 2006 and $0 for the three months ended March 31, 2007.

In March 2006, an independent economic consulting firm selected pursuant to the MSA rendered its final and non-appealable decision that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers for 2003. In February 2007, the same firm rendered the same decision with respect to 2004. As a result, the manufacturers are entitled to potential NPM Adjustments to their 2003 and 2004 MSA payments. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that state or territory.

Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation has been commenced in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the Independent Auditor under the MSA previously determined to be as much as $1,200,000. To date, 42 of 43 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable. Many of the decisions compelling arbitration have been appealed. The Participating Manufacturers have appealed the decision of the North Dakota court that the dispute is not arbitrable. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
In October 2004, the Independent Auditor notified Liggett and all other Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, were going to be recalculated utilizing “net” unit amounts, rather than “gross” unit amounts (which had been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the MSA of approximately $14,800 for the periods 2001 through 2006, and require Liggett to pay an additional amount of approximately $3,300 in 2007 and in future periods by lowering Liggett’s market share exemption under the MSA.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Except for $2,500 accrued at March 31, 2007, in connection with the foregoing matters, no other amounts have been accrued in the accompanying condensed consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Upcoming Trials. An individual action in Missouri state court, where Liggett is the sole tobacco company defendant, is currently scheduled for trial in May 2007. An individual action in New York state court, where Liggett is a defendant along with other tobacco companies, is currently scheduled for trial in September 2007. There are four other individual actions in New York state court, where Liggett is a defendant along with other tobacco companies, that may also be set for trial in 2007. Two individual actions in Florida are likely to be set for trial in 2007. Liggett is the sole tobacco company defendant in one of these cases. An individual action in Florida against certain tobacco companies and the Company has been scheduled for trial in January 2008. There are several other cases against other tobacco companies which are scheduled for trial in 2007. Trial dates, however, are subject to change.

Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision in the Engle case. Although the Florida Supreme Court affirmed the decision to decertify the class and the order vacating the punitive damages award, the court upheld certain of the trial court’s Phase I determinations. In June 2002, the jury in the Lukacs case, an individual case brought under the third phase of the Engle case, awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The plaintiff filed a motion for the trial court to enter partial final judgment, tax costs and attorneys’ fees, and schedule trial on the punitive damages claim. Oral argument on the motion occurred on March 15, 2007. Liggett may ultimately be required to bond the amount of the judgment entered against it to perfect its appeal. In April 2004, a jury in a Florida state court action awarded compensatory damages of approximately $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. In August 2006, the trial court in the Department of Justice case entered a Final Judgment and Remedial Order against certain cigarette manufacturers. It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments as a result of the decision in the Engle case, including the filing of a large number of individual personal injury cases in Florida. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Other Litigation:

In 1994, New Valley commenced an action against the United States government seeking damages for breach of a launch services agreement covering the launch of one of the Westar satellites owned by New Valley’s former Western Union satellite business. In August 2005, the court issued an opinion concluding that the United States government is liable for breach of contract to New Valley and that damages would be determined in a further proceeding. On March 14, 2007, the parties entered into a Stipulation for Entry of Judgment to settle New Valley’s claims. The settlement, among other things, calls for the payment of $20,000, by the government to New Valley, inclusive of interest, with each party to bear its own costs, expenses and attorney fees. The settlement has been approved by the United States Court of Federal Claims. The Company recognized a pre-tax gain of $19,590, which consisted of non-operating other income of $20,000 and $410 of selling, general and administrative expenses, in the first quarter of 2007 in connection with the settlement.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
In October 2005, Lorillard Tobacco Company advised Liggett that it believed that certain styles of Liggett’s Grand Prix brand cigarettes created a likelihood of confusion among consumers with Lorillard’s Newport cigarette brand because of similarities in packaging. On December 1, 2006, Lorillard commenced an action in the United States District Court for the Middle District of North Carolina seeking, among other things: an injunction against Liggett’s sale of certain brand styles of Grand Prix; an order directing the recall of the relevant brand styles; an accounting of profits for the relevant brand styles; treble damages; and interest, fees and costs. Discovery is pending. Counsel has advised Liggett that it has meritorious defenses to the action.

Other Matters:

In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. The Company believes the fair value of Eve’s guarantee was immaterial at March 31, 2007.

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

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at March 31, 2007.

There are several other proceedings, lawsuits and claims pending against the Company and certain of its consolidated subsidiaries unrelated to tobacco or tobacco product liability. Management is of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect the Company’s financial position, results of operations or cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
10.	STOCK-BASED COMPENSATION

Stock Options. On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which requires the Company to value unvested stock options granted prior to the adoption of SFAS No. 123(R) under the fair value method of accounting and expense this amount in the statement of operations over the stock option’s remaining vesting period. Upon adoption, there was no cumulative adjustment for the impact of the change in accounting principles because the assumed forfeiture rate did not differ significantly from prior periods. The Company recognized compensation expense of $75 and $186 related to stock options for the three months ended March 31, 2007 and 2006, respectively.

The terms of certain stock options awarded under the Company’s Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”) in January 2001 and November 1999 provide for common stock dividend equivalents (at the same rate as paid on the common stock) with respect to the shares underlying the unexercised portion of the options. Prior to January 1, 2006, in accordance with APB Opinion No. 25, the Company accounted for the dividend equivalent rights on these options as additional compensation cost. Effective January 1, 2006, in accordance with SFAS No. 123(R), the Company recognizes payments of the dividend equivalent rights on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet ($1,656 and $1,578 for the three months ended March 31, 2007 and 2006, respectively), which is included as “Distributions on common stock” in the Company’s consolidated statement of changes in stockholders’ equity.

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $557 and $410, respectively.

Restricted Stock Awards. In September 2005, the President of the Company was awarded a restricted stock grant of 525,000 shares of the Company’s common stock and, on November 16, 2005, he was awarded an additional restricted stock grant of 82,498 shares of the Company’s common stock, in each case, pursuant to the 1999 Plan. Pursuant to the restricted share agreements, one-fourth of the shares vested on September 15, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through September 15, 2009. In the event his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in his restricted share agreements) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. These restricted stock awards by the Company replaced the unvested portion of the New Valley restricted stock grant relinquished by the President of the Company. The number of restricted shares of the Company’s common stock awarded to him by the Company (607,498 shares) was the equivalent of the number of shares of the Company’s common stock that would have been issued to him had he retained his unvested New Valley restricted shares and those shares were exchanged for the Company’s common stock in the exchange offer and subsequent merger whereby the Company acquired the remaining minority interest in New Valley in December 2005. The Company recorded deferred compensation of $11,340 representing the fair market value of the total restricted shares on the dates of grant. The deferred compensation will be amortized over the vesting period as a charge to compensation expense. The Company recorded an expense of $699 and $781 associated with the grants for the three months ended March 31, 2007 and 2006, respectively.

In November 2005, the President of Liggett and Liggett Vector Brands was awarded a restricted stock grant of 52,500 shares of the Company’s common stock pursuant to the 1999 Amended Plan.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Pursuant to his restricted share agreement, one-fourth of the shares vest on November 1, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through November 1, 2009. In the event his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in his restricted share agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The Company recorded deferred compensation of $1,018 representing the fair market value of the restricted shares on the date of grant. The Company recorded an expense of $64 and $64 for the three months ended March 31, 2007 and 2006, respectively.

The Company also recognized $53 of expense for the three months ended March 31, 2007 and March 31, 2006, respectively, in connection with restricted stock awards granted to its outside directors in June 2004.

The Company’s accounting policy is to treat dividends paid on restricted stock as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.

11.	INCOME TAXES

Vector’s income tax rate for the three months ended March 31, 2007 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes offset by the impact of the domestic production activities deduction. Vector’s income tax rate for the three months ended March 31, 2006 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes.

In March 2005, New Valley paid $1,589, including interest of $885, under protest in connection with a state tax assessment. In October 2005, New Valley filed a brief to challenge the assessment. In March 2007, New Valley and the state taxing authority agreed that the state taxing authority would refund approximately $725, including $425 of interest, of the amount paid in March 2005 to New Valley. New Valley anticipates receipt of the refund in the first half of 2007. As a result, the Company’s income tax provision was reduced by approximately $450 for the three months ended March 31, 2007.

The Company’s provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28.” The Company did not include either the benefit from the settlement of a state income tax assessment (discussed above) or the income from the lawsuit settlement with the United States government (see Note 9) in the computation of the effective annual income tax rate from estimated pre-tax results from ordinary operations. The benefit from the settlement of the state income tax assessment reduced income tax expense by approximately $450 and the income from the lawsuit settlement reduced income tax expense by approximately $800 due to differences in the Company’s marginal tax rate of approximately 41% and its anticipated effective annual income tax rate from ordinary operations of approximately 45%. Accordingly, the provision for income taxes for the three months ended March 31, 2007 has been computed by applying the discrete method in accordance with FIN 18 to account for these two items.

As discussed in Note 1(i), the Company adopted FIN 48 as of January 1, 2007. The Company did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of FIN 48, that impacted the January 1, 2007 accumulated deficit. The total amount of unrecognized tax benefits was $11,685 at January 1, 2007 and increased $625 during the three months ended March 31,

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
2007. The total amount of tax benefits that, if recognized, would impact the effective tax rate was $11,685 and $12,310 at December 31, 2006 and March 31, 2007, respectively.

The Company or its subsidiaries file U.S. federal income tax returns and tax returns in various state and local jurisdictions. With few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities for years ending before 2003. In July 2006, the Company and the Internal Revenue Service (“IRS”) entered into a settlement for taxable years ending on and before December 31, 1999. The IRS has not audited the Company’s U.S. income tax returns for years after December 31, 1999. The Company could potentially recognize net reductions to its total unrecognized tax benefits within the next 12 months of approximately $2,950. There have been no significant changes to these amounts during the three months ended March 31, 2007.

The Company continues to classify all interest and penalties as income tax expense. As of the beginning of fiscal 2007, the liability for tax-related interest and penalties amounted to approximately $2,100.

12.	NEW VALLEY

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

The components of “Investments in non-consolidated real estate businesses” were as follows as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Douglas Elliman Realty LLC	$24,316	$20,481
16th and K Holdings LLC	6,139	7,182
Ceebraid Acquisition Corporation	—	753
Koa Investors LLC	—	—

Investments in non-consolidated real estate businesses	$30,455	$28,416

Residential Brokerage Business. New Valley recorded income of $4,156 and $2,590 for the three months ended March 31, 2007 and 2006, respectively, associated with Douglas Elliman Realty. New Valley’s income includes 50% of Douglas Elliman’s net income, as well as interest income earned by New Valley on a subordinated loan to Douglas Elliman Realty, increases to income resulting from amortization of negative goodwill which resulted from purchase accounting, and management fees. New Valley received cash distributions from Douglas Elliman Realty LLC of $245 and $350 for the three months ended March 31, 2007 and 2006, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Summarized financial information for Douglas Elliman Realty for the three months ended March 31, 2007 and 2006 and as of March 31, 2007 and December 31, 2006 is presented below.

	March 31, 2007	December 31, 2006
Cash	$20,091	$19,307
Other current assets	7,220	6,218
Property, plant and equipment, net.	19,864	19,538
Trademarks	21,663	21,663
Goodwill	38,106	38,087
Other intangible assets, net	1,878	1,966
Other non-current assets	867	1,001
Notes payable — current	1,687	2,558
Current portion of notes payable from member — Prudential Real Estate Financial Services of America, Inc.	1,822	1,822
Other current liabilities	20,098	21,506
Notes payable — long term	3,895	3,175
Notes payable from member — Prudential Real Estate Financial Services of America, Inc.	29,523	32,557
Notes payable from member — Vector	8,960	8,875
Other long-term liabilities	4,276	5,204
Members’ equity	39,428	32,083

	Three Months Ended March 31,
	2007	2006
Revenues	$91,849	$81,793
Costs and expenses	81,433	75,497
Depreciation expense	1,600	1,221
Amortization expense	87	102
Interest expense, net	1,274	1,280
Income tax expense	110	120

Net income	$7,345	$3,573

Hawaiian Hotel. New Valley recorded a loss of $750 and income of $1,154 the three months ended March 31, 2007 and 2006, respectively, associated with Koa Investors. The income in the 2006 period related to the receipt of a tax credit of $1,154 from the State of Hawaii, which was received in the first quarter of 2006. Summarized financial information for the three months ended March 31, 2007 and 2006 and as of March 31, 2007 and December 31, 2006 for Koa Investors is presented below.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)

	March 31, 2007	December 31, 2006
Cash	$3,015	$1,264
Restricted assets	3,150	3,279
Other current assets	3,862	2,030
Property, plant and equipment, net	66,648	67,889
Deferred financing costs, net	1,185	1,297
Accounts payable and other current liabilities	12,473	5,930
Notes payable	82,939	87,661
Members’ deficit	(17,552)	(17,832)

	Three Months Ended March		31,}
	2007	2006
Revenues	$9,864	$8,560
Costs and operating expenses	7,706	7,350
Management fees	30	30
Depreciation and amortization expense	1,548	1,545
Interest expense, net	1,640	1,465

Net loss	$(1,060)	$(1,830)

Koa Investors capitalized all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004.

In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82,000 at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57,000 construction loan and distributed a portion of the proceeds to its members, including $5,500 to New Valley. As a result of the refinancing, New Valley suspended its recognition of equity losses in Koa Investors to the extent such losses exceed its basis plus any commitment to make additional investments, which totaled $600 at the refinancing. New Valley recorded a $600 liability for its future obligation to Koa Investors which was carried under “Other liabilities” on the Company’s consolidated balance sheet at December 31, 2005. In August 2006, New Valley contributed $925 to Koa in the form of $600 of the required contributions and $325 of discretionary contributions. Accordingly, the Company recognized a $325 loss from its equity investment in Koa Investors for the year ended December 31, 2006. Although New Valley was not obligated to fund any additional amounts to Koa Investors at December 31, 2006, New Valley made a $750 capital contribution in February 2007, which was recognized as an equity loss from non-consolidated real estate businesses for the three months ended March 31, 2007.

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

New Valley accounts for its interest in Hotel LLC under the equity method and recorded a loss of $43 and $9 for the three months ended March 31, 2007 and 2006, respectively. The St. Regis Hotel was temporarily closed on August 31, 2006 for an extensive renovation. Hotel LLC is capitalizing all costs other than management fees related to the renovation of the property during the renovation phase.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Summarized financial information as of March 31, 2007 and December 31, 2006 for the three months ended March 31, 2007 and 2006 for Hotel LLC is presented below.

	March 31, 2007	December 31, 2006
Cash	$1,893	$1,041
Restricted assets	1,146	771
Other current assets	541	524
Property, plant and equipment, net	72,391	56,311
Deferred financing costs, net	4,462	462
Other assets	1,173	82
Current portion of mortgages payable.	500	500
Accounts payable and other current liabilities	5,739	4,691
Notes payable	58,341	34,500
Other liabilities	—	393
Members’ equity	17,026	19,107

	Three Months Ended
	March 31,
	2007	2006
Revenues	$—	$4,969
Costs and operating expenses	—	3,727
Management fees	85	63
Depreciation and amortization expense	—	420
Interest expense, net	—	777

Net loss	$(85)	$(18)

Holiday Isle. During the fourth quarter of 2005, New Valley advanced a total of $2,750 to Ceebraid, an entity which entered into an agreement to acquire the Holiday Isle Resort in Islamorada, Florida. In February 2006, Ceebraid filed for Chapter 11 bankruptcy after it was unable to consummate financing arrangements for the acquisition. Although Ceebraid continued to seek to obtain financing for the transaction and to close the acquisition pursuant to the purchase agreement, the Company determined that a reserve for uncollectibility should be established against these advances at December 31, 2005. Accordingly, a charge of $2,750 was recorded for the year ended December 31, 2005. In April 2006, an affiliate of Ceebraid completed the acquisition of the property for $98,000, and New Valley increased its investment in the project to a total of $5,800 and indirectly holds an approximate 22.22% equity interest in Ceebraid. New Valley had committed to make additional investments of up to $200 in Ceebraid at March 31, 2007 and has recorded a $200 liability for its future obligation to Holiday Isle. In connection with the closing of the purchase, an affiliate of Ceebraid borrowed $98,000 of mezzanine and senior debt to finance a portion of the purchase price and anticipated development costs. Approximately $77,000 of the debt was due on May 1, 2007 and has been extended until November 1, 2007. In April 2006, Vector agreed, under certain circumstances, to guarantee up to $2,000 of the debt. The Company believes the fair value of its guarantee was negligible at March 31, 2007. New Valley accounts for its interest in Holiday Isle under the equity method and recorded losses of $953 for the three months ended March 31, 2007 in connection with its investment. New Valley has suspended its recognition of equity losses in Ceebraid to the extent such losses exceed its basis plus any commitment to make additional investments, which totaled $200 at March 31, 2007. Holiday Isle will capitalize all costs related to the renovation of the property during the renovation phase.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Summarized financial information as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 for Ceebraid is presented below.

	March 31, 2007	December 31, 2006
Cash	$521	$307
Restricted assets	10,779	9,484
Other current assets	1,420	1,090
Property, plant and equipment, net	98,744	99,855
Other assets	163	2,515
Deferred financing costs, net	526	1,511
Current portion of notes payable	98,000	98,000
Accounts payable and other current liabilities	2,727	496
Members’ equity	11,426	16,266

Three Months
Ended
March 31, 2007
Revenues	$3,180
Costs and operating expenses	3,109
Depreciation and amortization expense	1,381
Interest expense, net	3,530

Net loss	$(4,840)

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

Following the distribution, New Valley continues to hold the 11,111,111 shares of LTS common stock (approximately 7.1% of the outstanding shares) and $5,000 of LTS’s notes due March 31, 2007. The

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
shares of LTS common stock held by New Valley have been accounted for as investment securities available for sale and are carried at $29,667 and $13,556 on the Company’s consolidated balance sheets at March 31, 2007 and December 31, 2006, respectively.

In February 2007, LTS entered into a Debt Exchange Agreement (the “Exchange Agreement”) with New Valley, the holder of $5,000 principal amount of its promissory notes due March 31, 2007. Pursuant to the Exchange Agreement, New Valley has agreed to exchange the principal amount of its notes for LTS common stock at an exchange price of $1.80 per share, representing the average closing price of the LTS common stock for the 30 prior trading days ending on the date of the Exchange Agreement. The promissory notes will continue to accrue interest through the closing of the debt exchange. The accrued interest on the notes, which was approximately $1,600 at March 31, 2007, will be paid in cash at or prior to closing,

The consummation of the debt exchange is subject to approval by the LTS shareholders at its annual meeting of shareholders, which LTS anticipates holding during the second quarter of 2007. Upon closing, the $5,000 principal amount of notes will be exchanged for approximately 2,777,778 shares of LTS’s common stock. As a result, New Valley’s ownership of LTS’s common stock will increase from approximately 7.1% to approximately 8.7%.

\

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
13.	SEGMENT INFORMATION

The Company’s significant business segments for the three months ended March 31, 2007 and 2006 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s continuing operations before taxes and minority interests for the three months ended March 31, 2007 and 2006 follows:

		Vector	Real	Corporate
	Liggett	Tobacco	Estate	and Other	Total
Three months ended March 31, 2007
Revenues	$132,813	$1,079	$—	$—	$133,892
Operating income (loss)	35,460	(2,304)	—	(7,436)	25,720
Identifiable assets	311,479	7,808	30,455	315,204	664,946
Depreciation and amortization	2,011	33	—	585	2,629
Capital expenditures	1,666	44	—	—	1,710

Three months ended March 31, 2006
Revenues	$115,739	$1,965	$—	$—	$117,704
Operating income (loss)	30,421	(3,548)	—	(6,646)	20,227
Identifiable assets	266,924	3,266	19,623	319,599	609,412
Depreciation and amortization	1,814	57	—	602	2,473
Capital expenditures	1,417	19	—	10	1,446

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
     All of Liggett’s unit sales volume in 2006 and the first quarter of 2007 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
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
     In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett’s family of brands, comprising 31.7% of Liggett’s volume for the three months ended March 31, 2007 and 37.5% of Liggett’s unit volume in 2006. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX is marketed as the “lowest price fighter” to specifically compete with brands which are priced at the lowest level of the deep discount segment.
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
Recent Developments
     NASA Settlement. In 1994, New Valley commenced an action against the United States government seeking damages for breach of a launch services agreement covering the launch of one of the Westar satellites owned by New Valley’s former Western Union satellite business. On March 14, 2007, the parties entered into a Stipulation for Entry of Judgment to settle New Valley’s claims. The settlement, among other things, calls for the payment of $20,000, by the government to New Valley, inclusive of interest, with each party to bear its own costs, expenses and attorney fees. The stipulation was approved by the United States Court of Federal Claims in March 2007. We recognized a pre-tax gain of $19,590, which consisted of other non-operating income of $20,000 and $410 of selling, general and administrative expenses, in the first quarter of 2007 in connection with the settlement.
     Ladenburg Notes. In February 2007, Ladenburg Thalmann Financial Services Inc. (“LTS”) entered into a Debt Exchange Agreement with New Valley, the holder of $5,000 principal amount of its promissory notes due March 31, 2007. Pursuant to the Exchange Agreement, New Valley has agreed to exchange the principal amount of its notes for LTS common stock at an exchange price of $1.80 per share, representing the average closing price of the LTS common stock for the 30 prior trading days ending on the date of the Exchange Agreement. The promissory notes will continue to accrue interest through the closing of the debt exchange. The accrued interest on the notes, which was approximately $1,600 at March 31, 2007, will be paid in cash at or prior to closing,
     The consummation of the debt exchange is subject to approval by the LTS shareholders at its annual meeting of shareholders, which LTS anticipates holding during the second quarter of 2007. Upon closing, the $5,000 principal amount of notes will be exchanged for approximately 2,777,778 shares of LTS’s common stock. As a result, New Valley’s ownership of LTS’s common stock will increase from approximately 7.1% to approximately 8.7%.
     Medallion Notes. On April 2, 2007, the remaining $35,000 of notes issued in connection with our April 2002 acquisition of The Medallion Company, Inc. were retired upon maturity. Payment was made from our available working capital.
     Tobacco Settlement Agreements. In October 2004, the Independent Auditor notified Liggett and all other Participating Manufacturers that their payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, were going to be recalculated utilizing “net” unit amounts, rather than “gross” unit amounts (which have been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the Master Settlement Agreement of approximately $14,800 for the periods 2001 through 2006, and require Liggett to pay an additional amount of approximately $3,300 in 2007 and in future periods by lowering Liggett’s market share exemption under the Master Settlement Agreement. Liggett has objected to this retroactive change and has disputed the change in methodology. No amounts have been accrued in our condensed consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.
     In 2005, the Independent Auditor under the Master Settlement Agreement calculated that Liggett owed $28,668 for its 2004 sales. In April 2005, Liggett paid $11,678 and disputed the balance, as permitted by the Master Settlement Agreement. Liggett subsequently paid an additional $9,304 of the disputed amount although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At March 31, 2007, included in “Other assets” on our consolidated balance sheet was a receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686, which has been withheld from payment, is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the Independent Auditor’s retroactive change from “gross” to “net” units in calculating Master Settlement Agreement payments, which Liggett contends is improper, as discussed above. From its April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,612 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,000 relating to the retroactive change from “gross” to “net” units.
     The following amounts have not been accrued in our condensed consolidated financial statements as they relate to Liggett’s claims for NPM Adjustments: $6,513 for 2003, $3,789 for 2004, $800 for 2005, $0 for 2006 and $0 for the three months ended March 31, 2007.
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
     Since April 2006, notwithstanding provisions in the Master Settlement Agreement requiring arbitration, litigation has been commenced in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the Independent Auditor under the Master Settlement Agreement previously determined to be as much as $1,200,000. To date, 42 of 43 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable. Many of the decisions compelling arbitration have been appealed. The Participating Manufacturers have appealed the decision of the North Dakota court that the dispute is not arbitrable. There can be no assurance that the Participating Manufacturers will receive any adjustment as a result of these proceedings.
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
     Except for $2,500 accrued as of March 31, 2007, in connection with the foregoing matters, no other amounts have been accrued in the accompanying condensed consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect our consolidated financial position, results of operations or cash flows.
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
Recent Developments in Legislation, Regulation and Tobacco-Related Litigation
     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of March 31, 2007, there were approximately 135 individual suits (excluding approximately 950 individual smoker cases pending in West Virginia state court as a consolidated action; Liggett has been severed from the trial of the consolidated action), 11 purported class actions and 5 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant.

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
     In May 2003, Florida’s Third District Court of Appeal reversed a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision. Among other things, the Florida Supreme Court affirmed the decision decertifying the class and the order vacating the punitive damages award, but preserved several of the trial court’s Phase I findings (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) the defendants agreed to misrepresent information relating to the health effects of cigarettes with the intention that the public would rely on this information to its detriment; (vi) all defendants sold or supplied cigarettes that were defective; and (vii) all defendants were negligent) and allowed plaintiffs to proceed to trial on individual liability issues (utilizing the above findings) and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year of the date the court’s decision became final on January 11, 2007. All parties moved for reconsideration and/or clarification. In December 2006, the Florida Supreme Court refused to revise its July 2006 ruling, except that it vacated finding (v) listed above and added the finding that defendants sold or supplied cigarettes that, at the time of the sale or supply, did not conform to the representations made by defendants. The Florida Supreme Court issued its mandate on that decision on January 11, 2007. The defendants sought leave to submit supplemental briefing to the Third District Court of Appeals, which was denied on February 20, 2007. Post-mandate notice to the claim has been published throughout Florida. Class counsel has filed motions for attorneys’ fees and costs. The decision could result in the filing of a large number of individual personal injury cases in Florida which could have a material adverse effect on us. In June 2002, the jury in Lukacs v. R. J. Reynolds Tobacco Company, an individual case brought under the third phase of the Engle case, awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The plaintiff has filed a motion requesting that the trial court enter partial final judgment, tax costs and attorneys’ fees and schedule the trial on the punitive damages claims. Arguments on the motions occurred on March 15, 2007. Liggett may be required to bond the amount of the judgment against it to perfect its appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
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

     During the first quarter of 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”. During the fourth quarter of 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 123R, “Share-Based Payment,” and Emerging Issues Task Force (“EITF”) Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature” were adopted on January 1, 2006. There were no other accounting policies adopted during 2006 that had a material effect on our financial condition or results of operations. Refer to Note 1 of our condensed consolidated financial statements for a discussion of our significant accounting policies.
     Revenue Recognition. Revenues from sales of cigarettes are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. In accordance with the EITF Issue No. 06-3, “How Sales Taxes Should Be Presented in the Income Statement (Gross Versus Net)”, our accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues and cost of sales totaled $44,485 for the three months ended March 31, 2007 and $40,118 for the three months ended March 31, 2006. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
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
     Contingencies. We record Liggett’s product liability legal expenses and other litigation costs as operating, selling, general and administrative expenses as those costs are incurred. As discussed in Note 9 to our condensed consolidated financial statements and above under the heading “Recent Developments in Legislation, Regulation and Litigation”, legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett. Management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending tobacco-related litigation or the costs of defending such cases, and we have not provided any amounts in our condensed consolidated financial statements for unfavorable outcomes, if any. You should not infer from the absence of any such reserve in our condensed consolidated financial statements that Liggett will not be subject to significant tobacco-related liabilities in the future. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.
     Settlement Agreements. As discussed in Note 9 to our condensed consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the Master Settlement Agreement recorded in the accompanying consolidated statements of operations were $11,467 for the three months ended March 31, 2007 and $7,588 for the three months ended March 31, 2006 due to increased unit sales. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
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
     At March 31, 2007 and December 31, 2006, the fair value of derivative liabilities was estimated at $95,446 and $95,473, respectively. Changes to the fair value of these embedded derivatives are reflected on our consolidated statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. We recognized a gain of $27 and $1,224 for the three months ended March 31, 2007 and 2006, respectively, due to changes in the fair value of the embedded derivative, which were reported as “Change in fair value of derivatives embedded within convertible debt”.
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
     We recognized non-cash interest expense of $467 and $679 for the three months ended March 31, 2007 and 2006, respectively, due to the amortization of the debt discount attributable to the embedded derivatives and $208 and $376 for the three months ended March 31, 2007 and 2006, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.
     Inventories. Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first-out (FIFO) method at Vector Tobacco. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. At March 31, 2007, approximately $206 of our leaf inventory was associated with Vector Tobacco’s QUEST product. During the second quarter of 2004, we recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. During the fourth quarter of 2006, we recognized a non-cash charge of $890 to adjust the carrying value of the remaining excess inventory.
     Stock-Based Compensation. In January 2006, we adopted SFAS No. 123(R), “Share-Based Payment", under which share-based transactions are accounted for using a fair value-based method to recognize non-cash compensation expense. Prior to adoption, our stock-based compensation plans were accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” with the intrinsic value-based method permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. We adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to, but not yet vested as of January 1, 2006 in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight line basis over the requisite service period of the award. Upon adoption, there was no cumulative adjustment for the impact of the change in accounting principles because the assumed forfeiture rate did not differ significantly from prior periods. We recognized compensation expense of $75 and $186 for the three months ended March 31, 2007 and 2006, respectively, as a result of adopting SFAS No. 123(R). In addition, effective January 1, 2006, as a result of the adoption of SFAS No. 123(R), payments of dividend equivalent rights on the unexercised portion of stock options are accounted for as reductions in additional paid-in capital on our consolidated balance sheet ($1,656 and $1,578 for the three months ended March 31, 2007 and 2006, respectively). As of March 31, 2007, there was $563 of total unrecognized cost related to employee stock options. See Note 10 to our condensed consolidated financial statements for a discussion of the adoption of this standard.
     Employee Benefit Plans. The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of March 31, 2007, our benefit obligations and service cost were computed assuming a discount rate of 5.85% and 5.68%, respectively. In determining our expected rate of return on plan assets we consider input from our external advisors and historical returns based on the expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 8.2%, 8.3% and 9.9% for the years ended December 31, 2006, 2005 and 2004, respectively. We assumed an 8.5% annual rate of return on our pension plan assets at March 31, 2007. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.
     Net pension expense for defined benefit pension plans and other postretirement benefit expense aggregated approximately $4,650 for 2006, and we currently anticipate such expense will be approximately $3,250 for 2007. In contrast, our funding obligations under the pension plans are governed by ERISA. To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the pension plans for the pension plan year beginning on January 1, 2007 and ending on December 31, 2007. Any additional funding obligation that we may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
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
     Income Taxes. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time and, as a result, changes in our subjective assumptions and judgments may materially affect amounts recognized in our condensed consolidated financial statements. See Note 7 to our condensed consolidated financial statements for additional information regarding our adoption of FIN 48 on January 1, 2007 and our uncertain tax positions.

Results of Operations
     The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. The condensed consolidated financial statements include the accounts of VGR Holding, Liggett, Vector Tobacco, Liggett Vector Brands, New Valley and other less significant subsidiaries.
     For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three months ended March 31, 2007 and 2006 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of the Medallion Company, Inc. acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Revenues:
Liggett	$132,813	$115,739
Vector Tobacco	1,079	1,965

Total revenues	$133,892	$117,704

Operating income:
Liggett	$35,460	$30,421
Vector Tobacco	(2,304)	(3,548)

Total tobacco	33,156	26,873
Corporate and other	(7,436)	(6,646)

Total operating income	$25,720	$20,227

Three Months Ended March 31, 2007 Compared to Three Months ended March 31, 2006
     Revenues. Total revenues were $133,892 for the three months ended March 31, 2007 compared to $117,704 for the three months ended March 31, 2006. This $16,188 (13.8%) increase in revenues was due to a $17,074 (14.8%) increase in revenues at Liggett and a $886 (45.1%) decrease in revenues at Vector Tobacco.
     Tobacco Revenues. All of Liggett’s sales for the first three months of 2007 and 2006 were in the discount category. For the three months ended March 31, 2007, net sales at Liggett totaled $132,813, compared to $115,739 for the three months ended March 31, 2006. Revenues increased by 14.8% ($17,074) due to a 11.6% increase in unit sales volume (approximately 234.2 million units) accounting for $13,372 in favorable volume variance and a $11,311 favorable variance from pricing and lower promotional spending partially offset by $7,609 in unfavorable sales mix. Net revenues of the LIGGETT SELECT brand decreased $8,705 for the first quarter of 2007 compared to 2006, and its unit volume decreased 20.8% in 2007 period compared to 2006. Net revenues of the GRAND PRIX brand increased $21,816 for the first quarter of 2007 compared to the 2006 and its unit volume increased by 141.9% (396.4 million units).

     Revenues at Vector Tobacco for the three months ended March 31, 2007 were $1,079 compared to $1,965 in the 2006 period due to decreased sales volume. Vector Tobacco’s revenues in both periods related to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $49,207 for the first three months ended March 31, 2007 compared to $44,363 for the three months ended March 31, 2006. This represented an increase of $4,844 (10.9%) when compared to the same period last year, due primarily to decreased promotional spending as well as higher Master Settlement Agreement expense. Liggett’s brands contributed 99.4% to our gross profit and Vector Tobacco contributed 0.6% for the three months ended March 31, 2007. Over the same period in 2006, Liggett’s brands contributed 99.0% to tobacco gross profit and Vector Tobacco contributed 1.0%.
     Liggett’s gross profit of $48,888 for the three months ended March 31, 2007 increased $4,967 from gross profit of $43,921 for the three months ended March 31, 2006. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 55.2% for the three months ended March 31, 2007 compared to gross profit of 57.8% for the three months ended March 31, 2006. This decrease in Liggett’s gross profit in the 2007 period was attributable to higher MSA expense in 2007, which increased from $21.77 to $25.51 per 1,000 units.
     Vector Tobacco’s gross profit was $319 for the three months ended March 31, 2007 compared to gross profit of $442 for the same period in 2006. The decrease was due primarily to the reduced sales volume.
     Expenses. Operating, selling, general and administrative expenses were $23,487 for the three months ended March 31, 2007 compared to $24,136 for the same period last year, a decrease of $649 (2.7%). Expenses at Liggett were $13,427 for the three months ended March 31, 2007 compared to $13,500 for the same period in the prior year, a decrease of $73 or 0.5%. Liggett’s product liability legal expenses of $1,031 for the three months ended March 31, 2007 compared to $1,373 for the same period in the prior year. Expenses at Vector Tobacco for the three months ended March 31, 2007 were $2,624 compared to expenses of $3,990 for the three months ended March 31, 2006 primarily due to reduced employee expense and decreased costs related to clinical trials. Expenses at the corporate level increased from $6,646 to $7,436 primarily as a result of $410 of incremental expenses associated with our lawsuit settlement in March 2007.
     For the three months ended March 31, 2007, Liggett’s operating income increased $5,039 to $35,460 compared to $30,421 for the same period in 2006 primarily due to increased gross profit. For the three months ended March 31, 2007, Vector Tobacco’s operating loss was $2,304 compared to a loss of $3,548 for the three months ended March 31, 2006 due to reduced employee expense and decreased costs related to clinical trails offset by lower sales volume.
     Other Income (Expenses). For the three months ended March 31, 2007, other income (expenses) was income of $13,996 compared to a loss of $1,521 for the three months ended March 31, 2006. For the three months ended March 31, 2007, other income consisted of $20,000 for the NASA lawsuit settlement, equity income from non-consolidated real estate businesses of $2,410, changes in fair value of derivatives embedded within convertible debt of $27 and interest and dividend income of $1,856 and was primarily offset by interest expense of $9,134 and a loss on investments of $1,158. The equity income of $2,410 for the 2007 period resulted primarily from income of $4,156 related to New Valley’s investment in Douglas Elliman Realty offset by losses of $953 in Ceebraid, $750 in Koa Investors, and $43 in 16th and K. As of March 31, 2007, New Valley has suspended its recognition of equity losses in Ceebraid and Koa Investors as such losses exceed its basis plus any commitment to make additional investments. For the three months ended March 31, 2006, interest expense of $8,277 and a loss on investments of $30 were offset primarily by equity income from non-consolidated real estate businesses of $3,735, changes in fair value of derivatives embedded within convertible debt of $1,224 and interest and dividend income of $1,781. The equity income of $3,735 for the 2006 period resulted primarily from income of $2,590 related to New Valley’s investment in Douglas Elliman Realty and income of $1,154 related to Koa Investors offset by a $9 loss in Hotel LLC.

     Income before income taxes. The income from continuing operations before income taxes for the three months ended March 31, 2007 was $39,716 compared to income of $18,706 before income taxes for the three months ended March 31, 2006.
     Income tax provision. The income tax provision was $16,589 and $8,693 for the three months ended March 31, 2007 and 2006, respectively. Our income tax rate for the three months ended March 31, 2007 did not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes offset by the impact of the domestic production activities deduction. Our income tax rate for the three months ended March 31, 2006 did not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes.
     In addition, our income tax provision for 2007 was reduced because of the impact of the settlement of an income tax assessment in March 2007, which reduced income tax expense by $450, or the $19,590 of income from the lawsuit settlement with the United States government, which reduced income tax expense by approximately $800 due to differences in our marginal tax rate of approximately 41% and our anticipated effective annual income tax rate from ordinary operations of approximately 45%. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28.” We did not include either of the two items in the computation of our effective annual income tax rate from estimated pre-tax results from ordinary operations. Accordingly, our provision for income taxes for the three months ended March 31, 2007 has been computed by applying the discrete method in accordance with FIN 18 to account for these two items. We believe our effective annual income tax rate from ordinary operations, excluding discrete items, will be approximately 45% for the year ended December 31, 2007.
Liquidity and Capital Resources
     Net cash and cash equivalents decreased $8,930 for the three months ended March 31, 2007 and decreased $8,908 for the three months ended March 31, 2006.
     Net cash provided from operations was $31,069 and $1,639 for the three months ended March 31, 2007 and 2006, respectively. The difference between the two periods relates primarily to increased net income and the utilization of net operating losses which caused increased non-cash deferred income tax expense and lower payments of income taxes in the 2007 period. The operating cash flow increase also related to the absence of payments of compensation accruals at Liggett Vector Brands in the 2007 period, inventory decreases in the 2007 period related to increased finished goods inventory as of December 31, 2006 associated with the increase in the Master Settlement Agreement rate in 2007 and lower increases in accounts receivable due to the timing of sales in 2007. The amounts were offset by the recognition of the litigation receivable in the 2007 period.
     Cash used in investing activities was $7,846 for the three months ended March 31, 2007 compared to cash used in investing activities of $1,575 for the 2006 period. In the first quarter of 2007, cash was used for capital expenditures of $1,710, the purchase of investment securities of $6,032, investment in non-consolidated real estate businesses of $750, increase in the cash surrender value of corporate-owned life insurance policies of $201, an increase in restricted assets of $91, the purchase of long-term investments partially of $62 offset by distributions from non-consolidated real estate businesses of $1,000. In the first quarter of 2006, cash was used for capital expenditures of $1,446, the purchase of investment securities of $73, the purchase of long-term investments of $64 and increase in the value of corporate-owned life insurance policies of $17 partially offset by proceeds from the liquidation of long-term investments of $25.
     Cash used in financing activities was $32,153 for the three months ended March 31, 2007 compared to cash used of $8,972 for the 2006 period. In the first quarter of 2007, cash was used for distributions on common stock of $25,934, repayments on debt of $1,702 and net repayments of debt under the revolver of $5,363. Cash used was offset primarily by proceeds from the exercise of options of $846. In the first quarter of 2006, cash was used for distributions on common stock of $21,541, repayments on debt of $1,648 and deferred financing charges of $200. Cash used was offset primarily by net borrowings under the Liggett credit facility of $13,785, and proceeds from the exercise of options of $554.
     On April 2, 2007, the remaining $35,000 of notes issued in connection with our April 2002 acquisition of Medallion were retired upon maturity. Payment was made from our available working capital.
     Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $6,623 was outstanding at March 31, 2007. Availability as determined under the facility was approximately $27,201 based on eligible collateral at March 31, 2007. The facility is collateralized by all inventories and receivables of Liggett. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility.
     In February 2007, Liggett entered into an amendment to the Wachovia credit facility. The amendment extended the term of the facility from March 8, 2008 to March 8, 2010, subject to automatic renewal for additional one year periods unless a notice of termination is given by Wachovia or Liggett at least 60 days prior to such date or the anniversary of such date. The amendment also reduced the interest rates payable on borrowings under the facility and revised certain financial covenants. Prime rate loans under the facility now bear interest at a rate equal to the prime rate of Wachovia, as compared to the previous interest rate of 1.0% above the prime rate. Further, Eurodollar rate loans now bear interest at a rate of 2.0% above Wachovia’s adjusted Eurodollar rate, as compared to the previous interest rate of 3.5% above the adjusted Eurodollar rate. The amendment also eliminated the minimum adjusted working capital and net working capital requirements previously imposed by the facility and replaced those requirements with new covenants based on Liggett’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Amendment, and Liggett’s capital expenditures, as defined in the Amendment. The revised covenants provide that Liggett’s EBITDA, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The revised covenants also require that annual capital expenditures (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year. At March 31, 2007, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were approximately $133,500, respectively, for the twelve months ended March 31, 2007.
     In March 2002, Liggett purchased equipment for $3,023 through the issuance of a note, payable in 30 monthly installments of $62 and then 30 monthly installments of $51. Interest was calculated at LIBOR plus 2.8%. The notes were paid in full in the first quarter of 2007.
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
     Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Liggett has a number of valid defenses to claims asserted against it. Litigation is subject to many uncertainties. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. Plaintiff has recently moved the court to enter final judgment and to tax costs and attorneys’ fees. Liggett may be required to bond the amount of the judgment against it to perfect its appeal. In April 2004, a Florida state court jury awarded compensatory damages of $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed the verdict. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 9 to our condensed consolidated financial statements and “Legislation and Regulation” below for a description of legislation, regulation and litigation.
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
     V.T. Aviation. In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 119 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,876, based on current interest rates.

     VGR Aviation. In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by us. The loan is payable in 119 monthly installments of $40, including annual interest at 2.75% above the 30-day commercial paper rate, with a final payment of $3,911 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to our direct subsidiary, VGR Aviation LLC, which has assumed the debt.
     Vector Tobacco. On April 1, 2002, a subsidiary of ours acquired the stock of The Medallion Company, Inc., a discount cigarette manufacturer, and related assets from Medallion’s principal stockholder. Following the purchase of the Medallion stock, Vector Tobacco merged into Medallion and Medallion changed its name to Vector Tobacco Inc. The total purchase price for the Medallion shares and the related assets consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by us and by Liggett. Of the notes, $25,000 have been repaid with the final quarterly principal payment of $3,125 made on March 31, 2004. The remaining $35,000 of notes bore interest at 6.5% per year, payable semiannually, and were paid in full from our available working capital on April 2, 2007.
     Vector. We believe that we will continue to meet our liquidity requirements through 2007. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $29,000, dividends on our outstanding shares (currently at an annual rate of approximately $99,000) and corporate expenses. We anticipate funding our expenditures for current operations and required principal payments with available cash resources, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.
     In July 2006, we sold $110,000 of our 3.875% variable interest senior convertible debentures due 2026 in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933. We used the net proceeds of the offering to redeem our remaining 6.25% convertible subordinated notes due 2008 and for general corporate purposes.
     The debentures pay interest on a quarterly basis at a rate of 3.875% per annum, with an additional amount of interest payable on each interest payment date. The additional amount is based on the amount of cash dividends paid by us on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of our common stock into which the debentures will be convertible on such record date (together, the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into our common stock, at the holder’s option. The conversion price, which was $20.48 per share at March 31, 2007, is subject to adjustment for various events, including the issuance of stock dividends.
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
     The notes pay interest on a quarterly basis at a rate of 5% per year with an additional amount of interest payable on the notes on each interest payment date. This additional amount is based on the amount of cash dividends actually paid by us per share on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the number of shares of our common stock into which the notes are convertible on such record date (together, the “Notes Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date is the higher of (i) the Notes Total Interest and (ii) 6 3/4% per year. The notes are convertible into our common stock, at the holder’s option. The conversion price, which was of $17.60 at March 31, 2007, is subject to adjustment for various events, including the issuance of stock dividends.
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
     On July 20, 2006, we entered into a settlement with the Internal Revenue Service with respect to the Philip Morris brand transaction where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. The Company deferred for income tax purposes, a portion of the gain on the transaction until such time as the options were exercised. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserted that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. As part of the settlement, we agreed that $87,000 of the gain on the transaction would be recognized by us as income for tax purposes in 1999 and that the balance of the remaining gain, net of previously capitalized expenses of $900, ($192,000) will be recognized by us as income in 2008 or 2009 upon exercise of the options. We paid during the third and fourth quarters of 2006 approximately $41,400, including interest, with respect to the gain recognized in 1999. As a result of the settlement, we reduced, during the third quarter of 2006, the excess portion ($11,500) of a previously established reserve in our condensed consolidated financial statements, which resulted in a decrease in such amount in reported income tax expense in our consolidated statements of operations.

     We adopted FIN 48 as of January 1, 2007. We did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of FIN 48 that impacted our accumulated deficit at December 31, 2006. The total amount of unrecognized tax benefits was $11,685 at January 1, 2007 and increased $625 during the three months ended March 31, 2007. The total amount of tax benefits that, if recognized, would impact the effective tax rate was $11,685 and $12,310 at December 31, 2006 and March 31, 2007, respectively.
     We or our subsidiaries file U.S. federal income tax returns and returns with various state and local jurisdictions. With few exceptions, we are no longer subject to state and local income tax examinations by tax authorities for years ending before 2003. In July 2006, we entered into a settlement with the IRS for taxable years ending on and before December 31, 1999. The IRS has not audited our U.S. income tax returns for years ending after December 31, 1999. We anticipate net reductions to our total unrecognized tax benefits within the next 12 months of approximately $2,950. There have been no significant changes to these amounts during the three months ended March 31, 2007.
     We continue to classify all interest and penalties as income tax expense. As of the beginning of fiscal 2007, the liability for tax-related interest and penalties amounted to approximately $2,100.
     Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of March 31, 2007, our deferred income tax liabilities exceeded our deferred income tax assets by $86,812. The largest component of our deferred tax liabilities exists because of differences that resulted from the Philip Morris brand transaction discussed above.

Off-Balance Sheet Arrangements
     We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2007, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
     In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. We believe that the fair value of Eve’s guarantee was negligible at March 31, 2007.
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
     In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and we believe the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at March 31, 2007.
     At March 31, 2007, we had outstanding approximately $2,915 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.
     As of March 31, 2007, New Valley has committed to fund up to $200 to a non-consolidated real estate business and up to $200 to an investment partnership in which it is an investor. We have agreed, under certain circumstances, to guarantee up to $2,000 of debt of another non-consolidated real estate business. We believe the fair value of our guarantee was negligible at March 31, 2007.
Market Risk
     We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
     As of March 31, 2007, approximately $18,683 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of March 31, 2007, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $184.
     In addition, as of March 31, 2007, approximately $84,577 ($221,864 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. Included in the difference between the stated value of the debt and carrying value are embedded derivatives, which were estimated at $95,446 at March 31, 2007. Changes to the fair value of these embedded derivatives are reflected quarterly within the Company’s statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Change in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $4,275 with approximately $675 resulting from the embedded derivative associated with our 5% variable interest senior convertible notes due 2011 and the remaining $3,600 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $4,750 per year.
     We held investment securities available for sale totaling $48,039 at March 31, 2007, which includes 11,111,111 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $29,667 and 2,257,110 shares of eXegenics Inc., which were carried at $8,374. The eXegenics shares were acquired in a private placement and have not been registered for resale. See Note 3 to our condensed consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.
     New Valley also holds long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.
New Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments”. SFAS No. 155 amends SFAS Nos. 133 and 140 and relates to the financial reporting of certain hybrid financial instruments. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of fiscal years commencing after September 15, 2006. We did not elect to retroactively apply SFAS No. 155 and, as a result, it did not have an impact on our condensed consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 is discussed in Note 11 to our condensed consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 will become effective for us beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect of accounting change. Such retrospective application is required for financial instruments, including derivatives and certain hybrid instruments with limitations on initial gains or losses under EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities". We have not completed our assessment of the impact of this standard.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. We are currently evaluating the impact of adopting SFAS No. 159 on our condensed consolidated financial statements.
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
     In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10,140,000 over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Management currently estimates that Liggett’s and Vector Tobacco’s assessment will be approximately $23,900 for the third year of the program which began January 1, 2007. The relative cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, that they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on the Company.
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
     Various states have adopted or are considering legislation establishing reduced ignition propensity standards for cigarettes. Compliance with this legislation could be burdensome and costly. In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control with developing standards for “self-extinguishing” or reduced ignition propensity cigarettes. All cigarettes manufactured for sale in New York State must be manufactured to specific reduced ignition propensity standards set forth in the regulations. Liggett and Vector Tobacco are in compliance with the New York reduced ignition propensity regulatory requirements. Since the passage of the New York law, the states of Vermont, California, New Hampshire, Illinois and Oregon have passed similar laws utilizing the same technical standards, effective on May 1, 2006, January 1, 2007, October 1, 2007, January 1, 2008 and January 1, 2008, respectively. Massachusetts has also enacted reduced ignition propensity standards for cigarettes, although currently there is no effective date for the legislation. Similar legislation is being considered by other state governments and at the federal level. Compliance with such legislation could harm the business of Liggett and Vector Tobacco, particularly if there were to be varying standards from state to state.

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
     Further information on risks and uncertainties specific to our business include the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
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

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to Note 9, incorporated herein by reference, to our condensed consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which VGR Holding, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related material legal proceedings to which Liggett is a party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.
ITEM 1A. RISK FACTORS
Except as set forth below, there are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K for the year ended December 31, 2006. Please refer to that section for disclosures regarding the risks and uncertainties related to our business. The risk factors in the Annual Report on Form 10-K, as amended, entitled “Litigation will continue to harm the tobacco industry”, “Individual tobacco-related cases may increase as a result of the Florida Supreme Court’s ruling in Engle” and “Liggett may have additional payment obligations under the Master Settlement Agreement and its other settlement agreements with the states” are revised to reflect the updated information concerning the number and status of cases and other matters discussed under Note 9 to our condensed consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition — Recent Developments — Tobacco Settlement Agreements”, “— Recent Developments in Legislation, Regulation and Tobacco-Related Litigation”, and “— Legislation and Regulation.”
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended March 31, 2007.

No securities of ours were repurchased by us or our affiliated purchasers during the three months ended March 31, 2007.

ITEM 6. EXHIBITS
*10.1	Amendment, dated as of January 31, 2007, to Amended and Restated Loan and Security Agreement, dated as of April 14, 2004, by and between Wachovia Bank, N.A., as lender, Liggett Group LLC., as borrower, 100 Maple LLC and Epic Holdings Inc. (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated February 2, 2007).

10.2	Stipulation for Entry of Judgment dated March 14, 2007 between New Valley Corporation and the United States of America.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings

*	Incorporated by reference.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD. (Registrant)
By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial Officer

Date: May 10, 2007