Form 10-Q
period 2007-06-30
VECTOR GROUP LTD
filed 2007-08-06
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2007

VECTOR GROUP LTD.
(Exact name of registrant as specified in its charter)

Delaware	1-5759	65-0949535
(State or other incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)
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
     ☒ Large accelerated filer          ☐ Accelerated filer          ☐ Non-accelerated filer
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
☐ Yes     ☒ No
     At August 3, 2007, Vector Group Ltd. had 57,251,943 shares of common stock outstanding.

VECTOR GROUP LTD.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Vector Group Ltd. Condensed Consolidated Financial Statements (Unaudited):
VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30,	December 31,
	2007	2006
ASSETS:

Current assets:
Cash and cash equivalents	$126,385	$146,769
Investment securities available for sale	50,614	18,960
Accounts receivable — trade	15,642	15,480
Inventories	81,041	91,299
Deferred income taxes	8,372	27,580
Other current assets	3,270	3,068

Total current assets	285,324	303,156

Property, plant and equipment, net	57,552	59,921
Long-term investments accounted for at cost	33,012	32,971
Long-term investments accounted under the equity method	10,547	10,230
Investments in non-consolidated real estate businesses	32,855	28,416
Restricted assets	8,587	8,274
Deferred income taxes	39,437	43,973
Intangible asset	107,511	107,511
Prepaid pension costs	23,263	20,933
Other assets	22,038	22,077

Total assets	$620,126	$637,462

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Current portion of notes payable and long-term debt	$33,950	$52,686
Accounts payable	7,358	7,203
Accrued promotional expenses	10,392	12,527
Income taxes payable, net	10,990	12,970
Accrued excise and payroll taxes payable, net	7,577	9,934
Settlement accruals	27,524	47,408
Deferred income taxes	5,020	5,020
Accrued interest	2,586	2,586
Other current liabilities	16,679	18,452

Total current liabilities	122,076	168,786

Notes payable, long-term debt and other obligations, less current portion	104,247	103,304
Fair value of derivatives embedded within convertible debt	93,357	95,473
Non-current employee benefits	38,583	36,050
Deferred income taxes	141,203	130,533
Other liabilities	13,511	8,339

Total liabilities	512,977	542,485

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 and 100,000,000 shares authorized, 60,054,691 and 59,843,379 shares issued and 57,249,022 and 57,031,269 shares outstanding	5,725	5,703
Additional paid-in capital	103,985	132,807
Retained earnings (accumulated deficit)	—	(28,192)
Accumulated other comprehensive income (loss)	10,296	(2,587)
Less: 2,805,669 and 2,812,110 shares of common stock in treasury, at cost	(12,857)	(12,754)

Total stockholders’ equity	107,149	94,977

Total liabilities and stockholders’ equity	$620,126	$637,462

The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues*	$140,351	$113,355	$274,243	$231,059

Expenses:
Cost of goods sold*	87,222	69,304	171,907	142,645
Operating, selling, administrative and general expenses	23,946	21,591	47,433	45,727

Operating income	29,183	22,460	54,903	42,687

Other income (expenses):
Interest and dividend income	1,561	2,321	3,417	4,102
Interest expense	(9,520)	(8,739)	(18,654)	(17,016)
Change in fair value of derivatives embedded within convertible debt	2,089	1,015	2,116	2,239
Loss on extinguishment of debt	—	(14,860)	—	(14,860)
Loss on sale of investments, net	—	(17)	—	(47)
Provision for loss on investments	—	—	(1,158)	—
Gain from exchange of LTS notes	8,121	—	8,121	—
Equity income from non-consolidated real estate businesses	6,927	3,870	9,337	7,605
Income from lawsuit settlement	—	—	20,000	—
Other, net	(31)	31	(36)	77

Income before provision for income taxes	38,330	6,081	78,046	24,787
Income tax expense	16,949	8,790	33,538	17,483

Net income (loss)	$21,381	$(2,709)	$44,508	$7,304

Per basic common share:

Net income applicable to common shares	$0.35	$(0.05)	$0.73	$0.13

Per diluted common share:

Net income applicable to common shares	$0.34	$(0.05)	$0.71	$0.13

Cash distributions and dividends declared per share	$0.40	$0.38	$0.80	$0.76

*Revenues and Cost of goods sold include excise taxes of $44,795, $39,686, $89,280 and $79,804, respectively.
The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands)
Unaudited

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other
			Paid-in	(Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit)	Income (Loss)	Stock	Total

Balance, December 31, 2006	57,031,269	$5,703	$132,807	$(28,192)	$(2,587)	$(12,754)	$94,977

Net income	—	—	—	44,508	—	—	44,508
Pension related minimum liability adjustments, net of taxes	—	—	—	—	597	—	597
Forward contract adjustments, net of taxes	—	—	—	—	(7)	—	(7)
Unrealized gain on long-term investments accounted for under the equity method, net of taxes					240		240
Unrealized gain on investment securities, net of taxes	—	—	—	—	12,053	—	12,053

Total other comprehensive income	—	—	—	—	—	—	12,883

Total comprehensive income	—	—	—	—	—	—	57,391

Distributions and dividends on common stock	—	—	(32,623)	(16,316)	—	—	(48,939)

Restricted stock grants	40,000	4	(4)	—	—	—	—
Exercise of options, net of 7,627 shares delivered to pay exercise price	177,753	18	2,063	—	—	(103)	1,978
Amortization of deferred compensation	—	—	1,742	—	—	—	1,742

Balance, June 30, 2007	57,249,022	$5,725	$103,985	$—	$10,296	$(12,857)	$107,149

The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Net cash provided by operating activities	$57,360	$11,907

Cash flows from investing activities:
Proceeds from sale or maturity of investment securities	—	3,321
Purchase of investment securities	(6,032)	(3,466)
Proceeds from sale or liquidation of long-term investments	50	176
Purchase of long-term investments	(91)	(186)
Return of contributions from non-consolidated real estate businesses	1,000	—
Investments in non-consolidated real estate businesses	(750)	(6,425)
Increase in cash surrender value of life insurance policies	(524)	(408)
Increase in non-current restricted assets	(313)	(34)
Capital expenditures	(2,716)	(2,675)

Net cash used in investing activities	(9,376)	(9,697)

Cash flows from financing activities:
Proceeds from debt	1,576	78
Repayments of debt	(38,205)	(3,269)
Deferred financing charges	—	(100)
Borrowings under revolver	275,062	257,391
Repayments on revolver	(258,419)	(238,107)
Dividends and distributions on common stock	(50,360)	(44,283)
Proceeds from exercise of options	1,978	773

Net cash used in financing activities	(68,368)	(27,517)

Net decrease in cash and cash equivalents	(20,384)	(25,307)
Cash and cash equivalents, beginning of period	146,769	181,059

Cash and cash equivalents, end of period	$126,385	$155,752

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

The interim condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company’s consolidated financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended, filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

Certain amounts in the Company’s consolidated balance sheet as of December 31, 2006 have been reclassified to conform to the current year’s presentation. This reclassification includes bifurcating “Accrued taxes payable, net” as of December 31, 2006 into “Income taxes payable, net” and “Accrued excise and payroll taxes payable, net”.

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

(c)	Investment in Non-Consolidated Real Estate Businesses:

In accounting for its investment in non-consolidated real estate businesses, the Company applies the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities,” which clarified the application of Accounting Research Bulletin No. 51 (“ARB No. 51”), “Consolidated Financial Statements.” FIN 46(R) requires the Company to identify its participation in Variable Interest Entities (“VIE”),

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
which are defined as entities with a level of invested equity insufficient to fund future activities to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46(R) sets forth a model to evaluate potential consolidation based on an assessment of which party, if any, bears a majority of the exposure to the expected losses, or stands to gain from a majority of the expected returns. FIN 46(R) also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required.

New Valley accounts for its 50% interests in Douglas Elliman Realty LLC, Koa Investors LLC and 16th & K Holdings LLC, as well as its 22.22% interest in Ceebraid Acquisition Corporation (“Ceebraid”) on the equity method because it is not each respective entity’s primary beneficiary, as defined in FIN 46(R).

In addition, FIN 46(R) includes a scope exception for certain entities that are deemed to be “businesses” and meet certain other criteria. Entities that meet this scope exception are not subject to the accounting and disclosure rules of FIN 46(R), but are subject to the pre-existing consolidation rules under ARB No. 51, which are based on an analysis of voting rights. This scope exception applies to New Valley’s investment in Douglas Elliman Realty LLC and, as a result, under the applicable ARB 51 rules, the Company is not required to consolidate this business.

(d)	Distributions and dividends on common stock:

The Company records distributions on its common stock as dividends in its condensed consolidated statement of stockholders’ equity to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in-capital.

(e)	Earnings per share:

Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 29, 2006. The dividend was recorded at par value of $271 since the Company reported an accumulated deficit in 2006. In connection with the 5% stock dividend, the Company increased the number of outstanding stock options by 5% and reduced the exercise prices accordingly. All per share amounts have been presented as if the stock dividend had occurred on January 1, 2006.

In March 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement 128”, which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. For purposes of calculating basic EPS, earnings available to common stockholders for the period are reduced by the contingent interest and the non-cash interest expense associated with the discounts created by the beneficial conversion features and embedded derivatives related to the Company’s convertible notes issued in 2004, 2005 and 2006. The convertible debt issued by the Company in 2004, 2005 and 2006, which are participating securities due to the contingent interest feature, had no impact on EPS for the three and six months ended June 30, 2007 and 2006, as the dividends on the common stock reduced earnings available to common stockholders so there were no unallocated earnings under EITF Issue No. 03-6.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
As discussed in Note 10, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under EITF Issue No. 03-6. Effective with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” using the “modified prospective method” with guidance provided by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” on January 1, 2006, the Company recognizes payments of the dividend equivalent rights ($1,605 and $1,578 for the three months ended June 30, 2007 and 2006, respectively, and $3,210 and $3,156 for the six months ended June 30, 2007 and 2006, respectively) on these options as “Distributions and dividends on common stock” on the Company’s condensed consolidated statement of changes in stockholders’ equity. There was no adjustment to income attributable to participating securities because the adjustment was anti-dilutive for the three months ended June 30, 2006 as a result of the Company’s net loss. However, in its calculation of basic EPS for the three months ended June 30, 2007 and the six months ended June 30, 2007 and 2006, the Company has adjusted its net income (loss) for the effect of these participating securities as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$21,381	$(2,709)	$44,508	$7,304
Income attributable to participating securities	(1,400)	—	(2,916)	(480)

Net income (loss) available to common stockholders	$19,981	$(2,709)	$41,592	$6,824

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding, which includes vested restricted stock.

Diluted EPS includes the dilutive effect of stock options, unvested restricted stock grants and convertible securities. However, in its calculation of diluted EPS for the three months ended June 30, 2007 and the six months ended June 30, 2007 and 2006, the Company has adjusted its net income (loss) for the effect of the participating securities, stock options, unvested restricted stock grants and convertible securities as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$21,381	$(2,709)	$44,508	$7,304
Expenses attributable to 3.875% convertible debentures	1,578	—	3,903	—
Income attributable to participating securities	(1,502)	—	(3,172)	(480)

Net income (loss) available to common stockholders	$21,457	$(2,709)	$45,239	$6,824

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding, which includes vested restricted stock, unvested restricted stock grants, stock options and convertible securities.

Basic and diluted EPS were calculated using the following shares for the three months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted-average shares for basic EPS	56,642,673	52,661,507	56,590,534	52,174,171

Plus incremental shares related to stock options	1,300,979	—	1,365,492	1,503,376

Plus incremental shares related to convertible debt	5,371,094	—	5,371,094	—

Weighted-average shares for diluted EPS	63,314,746	52,661,507	63,327,120	53,677,547

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three months ended June 30, 2007 and the six months ended June 30, 2007 and 2006 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS. Amounts presented for the three months ended June 30, 2006 were not included in the computation of diluted EPS because the Company reported a loss during such period and the impact was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Number of stock options	476,873	8,868,204	476,873	228,665

Weighted-average exercise price	$21.33	$10.05	$21.33	$26.51

Weighted-average shares of non- vested restricted stock	11,429	685,724	106,995	659,999

Weighted-average expense per share	$19.81	$18.54	$19.17	$18.72

Weighted-average number of shares issuable upon conversion of debt	6,355,909	12,140,684	6,355,909	12,456,386

Weighted-average conversion price	$17.60	$18.88	$17.60	$19.01

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
(f)	Share-Based Payments:

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

(g)	Comprehensive Income:

Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. Total comprehensive income (loss) applicable to common shares for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$21,381	$(2,709)	$44,508	$7,304

Forward contract adjustments, net of income taxes	(8)	208	(7)	277

Pension related minimum liability adjustments, net of income taxes	298	—	597	—

Net unrealized gains on long-term investments accounted under the equity method	33	—	240	—

Net unrealized gains on investment securities available for sale:
Change in net unrealized gains	(2,254)	(3,380)	11,369	3,740
Net unrealized gains reclassified into net income, net of income taxes	—	10	684	28

Change in unrealized gains	(2,254)	(3,370)	12,053	3,768

Total comprehensive income (loss)	$19,450	$(5,871)	$57,391	$11,349

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
The components of accumulated other comprehensive income (loss), net of income taxes, were as follows as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

Net unrealized gains on investment securities available for sale, net of income taxes of $12,079 and $3,737, respectively	$17,453	$5,400
Net unrealized gains on long term investments accounted for under the equity method, net of income taxes of $285 and $120, respectively	413	173
Forward contracts adjustment, net of income taxes of $243 and $226, respectively	(352)	(345)
Additional pension liability, net of income taxes of $4,672 and $5,076, respectively	(7,218)	(7,815)

Accumulated other comprehensive income (loss)	$10,296	$(2,587)

(h)	Financial Instruments:

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

The Company uses forward foreign exchange contracts to mitigate its exposure to changes in exchange rates relating to purchases of equipment from third parties. The primary currency to which the Company is exposed is the euro. A substantial portion of the Company’s foreign exchange contracts is effective as hedges. The fair value of forward foreign exchange contracts designated as hedges is reported in other current assets or current liabilities and is recorded in other comprehensive income. All forward foreign exchange contracts had been settled at June 30, 2007.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
(i)	Revenue Recognition:

Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of any related inventory cost recoveries. Certain sales incentives, including buydowns, are classified as reductions of net sales in accordance with EITF of the FASB Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” In accordance with EITF Issue No. 06-3, “How Sales Taxes Should be Presented in the Income Statement (Gross versus Net)”, the Company’s accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues totaled $44,795 and $89,280 for the three and six months ended June 30, 2007 and $39,686 and $79,804 for the three and six months ended June 30, 2006, respectively. Since the Company’s primary line of business is tobacco, the Company’s financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs are recorded as operating, selling, administrative and general expenses.

(j)	Contingencies:

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

(k)	New Accounting Pronouncements:

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS No. 155”). SFAS No. 155 amends SFAS Nos. 133 and 140 and relates to the financial reporting of certain hybrid financial instruments. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
beginning of fiscal years commencing after September 15, 2006. The Company did not elect to retroactively apply SFAS No. 155 and, as a result, it did not have an impact on the Company’s condensed consolidated financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109),” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 is discussed in Note 11.

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

The components of the combined pre-tax restructuring charges relating to the 2006 Vector Research restructuring for the six months ended June 30, 2007 are as follows:

	Employee	Contract
	Severance	Termination/
	and Benefits	Exit Costs	Total

Balance, December 31, 2006	$484	$338	$822

Utilized	(233)	(245)	(478)

Balance, June 30, 2007	$251	$93	$344

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
The only remaining component of the 2004 Liggett Vector Brands restructuring at December 31, 2006 and June 30, 2007 was contract termination and exit costs of $850 and $752, respectively. Approximately $98 was utilized for the six months ended June 30, 2007.

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of income taxes. Net realized losses on the sale of investments were $0 and $17 for the three months ended June 30, 2007 and 2006, respectively, and $0 and $47 for the six months ended June 30, 2007 and 2006, respectively. In addition, the Company recorded a loss related to other-than-temporary declines in the fair value of its marketable equity securities totaling $1,158 for the six months ended June 30, 2007.

The components of investment securities available for sale at June 30, 2007 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Marketable equity securities	$21,082	$29,565	$(33)	$50,614

Investment securities available for sale as of June 30, 2007 and December 31, 2006 include New Valley LLC’s 13,888,889 and 11,111,111 shares, respectively, of Ladenburg Thalmann Financial Services Inc. (“LTS”), which were carried at $31,944 and $13,556, respectively (see Note 12). Investment securities available for sale as of June 30, 2007 also include 2,257,110 shares of Opko Health Inc. (“Opko”), which were carried at $8,238. The Opko shares were acquired in a private placement and have not been registered for resale.

4.	INVENTORIES

Inventories consist of:

	June 30,	December 31,
	2007	2006

Leaf tobacco	$32,354	$33,363
Other raw materials	3,774	2,725
Work-in-process	69	1,348
Finished goods	50,339	57,485

Inventories at current cost	86,536	94,921
LIFO adjustments	(5,495)	(3,622)

	$81,041	$91,299

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs,

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
established at the commitment date. At June 30, 2007, Liggett had leaf tobacco purchase commitments of approximately $29,020. There were no leaf tobacco purchase commitments at Vector Tobacco at that date.

The Company capitalizes the incremental prepaid cost of the Master Settlement Agreement in ending inventory (see Note 9).

LIFO inventories represent approximately 93% of total inventories at June 30, 2007 and 91% of total inventories at December 31, 2006.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	June 30,	December 31,
	2007	2006

Land and improvements	$1,418	$1,418
Buildings	13,519	13,366
Machinery and equipment	104,764	103,241
Leasehold improvements	1,887	2,017
Construction-in-progress	694	525

	122,282	120,567
Less accumulated depreciation	(64,730)	(60,646)

	$57,552	$59,921

Depreciation and amortization expense on property, plant and equipment for the three and six months ended June 30, 2007 was $2,456 and $5,085, respectively. Depreciation and amortization expense on property, plant and equipment for the three and six months ended June 30, 2006 was $2,518 and $4,991, respectively. Future machinery and equipment purchase commitments at Liggett were $249 at June 30, 2007.

During the second quarter of 2006, Liggett recognized an impairment charge of $324 associated with its decision to dispose of an asset to an unrelated third party and was recorded as part of operating, selling, general and administrative expenses on the Company’s condensed consolidated statement of operations.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
6.	LONG-TERM INVESTMENTS

Long-term investments consist of investments in the following:

	June 30, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Investment partnerships accounted for at cost	$33,012	$51,642	$32,971	$47,560
Investments accounted for on the equity method	$10,547	$10,547	$10,230	$10,230
The principal business of these investment partnerships is investing in investment securities and real estate. The estimated fair value of the investment partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. New Valley is an investor in real estate partnerships where it has committed to make additional investments of up to an aggregate of $172 at June 30, 2007. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

In August 2006, the Company invested $25,000 in Icahn Partners, LP, a privately managed investment partnership, of which Carl Icahn is the portfolio manager and the controlling person of the general partner, and manager of the partnership. Affiliates of Mr. Icahn are the beneficial owners of approximately 20.3% of Vector’s common stock.

On November 1, 2006, the Company invested $10,000 in Jefferies Buckeye Fund, LLC (“Buckeye Fund”), a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. Affiliates of Jefferies Asset Management, LLC beneficially own approximately 8.2% of Vector’s common stock. The Company’s investment in the Buckeye Fund represented approximately 15% of the amounts invested in the Buckeye Fund at June 30, 2007. In accordance with EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies”, the Company has accounted for its investment in Buckeye Fund using the equity method of accounting and carried its investment in the Buckeye Fund at $10,547 as of June 30, 2007, which includes $698 ($413 net of income taxes) of unrealized gains on investment securities. The Company recorded losses of $18 and $89 associated with the Buckeye Fund for the three and six months ended June 30, 2007, respectively.

The Company’s investments constituted less than 3% of the invested funds in each of the other partnerships at June 30, 2007 and, in accordance with EITF Topic No. D-46, “Accounting for Limited Partnership Investments”, the Company has accounted for such investments using the cost method of accounting.

In the future, the Company may invest in other investments including limited partnerships, real estate investments, equity securities, debt securities, derivatives and certificates of deposit depending on risk factors and potential rates of return.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
7.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	June 30,	December 31,
	2007	2006
Vector:
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $84,404 and $84,056*	$25,596	$25,944
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $51,363 and $53,904*	60,501	57,960

Liggett:
Revolving credit facility	28,629	11,986
Equipment loans	11,733	12,660

Vector Tobacco:
Notes payable — Medallion acquisition due 2007	—	35,000

V.T. Aviation:
Note payable	6,969	7,448

VGR Aviation:
Note payable	4,515	4,655

Other	254	337

Total notes payable, long-term debt and other obligations	138,197	155,990
Less:
Current maturities	(33,950)	(52,686)

Amount due after one year	$104,247	$103,304

*	The fair value of the derivatives embedded within the 3.875% Variable Interest Senior Convertible Debentures ($59,913 and $59,807 at June 30, 2007 and December 31, 2006, respectively) and the 5% Variable Interest Senior Convertible Notes ($33,444 at June 30, 2007 and $35,666 at December 31, 2006, respectively) is separately classified as a derivative liability in the condensed consolidated balance sheets.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
The debentures pay interest on a quarterly basis at a rate of 3.875% per annum plus Additional Interest (the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into the Company’s common stock at the holder’s option. The conversion price, which was $20.48 per share at June 30, 2007, is subject to adjustment for various events, including the issuance of stock dividends.

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

The notes pay interest on a quarterly basis at a rate of 5% per annum plus Additional Interest (the “Notes Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date was the higher of (i) the Notes Total Interest and (ii) 6.75% per year. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price, which was $17.60 at June 30, 2007, is subject to adjustment for various events, including the issuance of stock dividends.

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

A summary of non-cash interest expense associated with the embedded derivative liability for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

3.875% convertible debentures	$73	$—	$(168)	$—
5% convertible notes	940	732	1,648	1,411

	$1,013	$732	$1,480	$1,411

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

3.875% convertible debentures	$785	$—	$(106)	$—
5% convertible notes	1,304	1,015	2,222	2,239

	$2,089	$1,015	$2,116	$2,239

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
The following table reconciles the fair value of derivatives embedded within convertible debt at June 30, 2007.

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total

Balance at December 31, 2006	$59,807	$35,666	$95,473
Loss (gain) from changes in fair value of embedded derivatives	106	(2,222)	(2,116)

Balance at June 30, 2007	$59,913	$33,444	$93,357

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Amortization of beneficial conversion feature:
3.875% convertible debentures	$(12)	$—	$(180)	$—
5% convertible notes	517	405	893	781

Interest expense associated with beneficial conversion feature	$505	$405	$713	$781

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
Unamortized Debt Discount:

The following table reconciles unamortized debt discount at June 30, 2007.

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total

Balance at December 31, 2006	$84,056	$53,904	$137,960
Amortization of embedded derivative	168	(1,648)	(1,480)
Amortization of beneficial conversion feature	180	(893)	(713)

Balance at June 30, 2007	$84,404	$51,363	$135,767

6.25% Convertible Subordinated Notes Due July 15, 2008 — Vector:

In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes paid interest at 6.25% per annum and were convertible into Vector’s common stock, at the option of the holder. The conversion price was subject to adjustment for various events, and any cash distribution on Vector’s common stock resulted in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into Vector’s common stock, in October 2004, $8 of the notes were converted and, in June 2006, $70,000 of the notes were converted. The Company recorded a loss of $14,860 for the three and six months ended June 30, 2006 on the conversion of the $70,000 of notes principally as a result of the issuance of 962,531 shares of common stock as an inducement for conversion. In August 2006, Vector redeemed the remaining outstanding notes at a redemption price of 101.042% of the principal amount plus accrued interest. The Company recorded a loss of $1,306 in August 2006 on the retirement of the notes.

Revolving Credit Facility — Liggett:

Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”) under which $28,629 was outstanding at June 30, 2007. Availability as determined under the facility was approximately $9,000 based on eligible collateral at June 30, 2007. The facility is collateralized by all inventories and receivables of Liggett. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility.

In February 2007, Liggett entered into an amendment (the “Amendment”) to the Wachovia credit facility. The Amendment extended the term of the facility from March 8, 2008 to March 8, 2010, subject to automatic renewal for additional one year periods unless a notice of termination is given by Wachovia or Liggett at least 60 days prior to such date or the anniversary of such date. The Amendment also reduced the interest rates payable on borrowings under the facility and revised certain financial covenants. Prime rate loans under the facility now bear interest at a rate equal to the prime rate of Wachovia, as compared to the previous interest rate of 1.0% above the prime rate. Further, Eurodollar rate loans will now bear interest at a rate of 2.0% above Wachovia’s adjusted

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
Eurodollar rate, as compared to the previous interest rate of 3.5% above the adjusted Eurodollar rate. The Amendment also eliminated the minimum adjusted working capital and net working capital requirements previously imposed by the facility and replaced those requirements with new covenants based on Liggett’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Amendment, and Liggett’s capital expenditures, as defined in the Amendment. The revised covenants provide that Liggett’s EBITDA, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The revised covenants also require that annual capital expenditures (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year. At June 30, 2007, management believed that Liggett was in compliance with all covenants under the credit facility.

Equipment Loans — Liggett:

In March 2002, Liggett purchased equipment for $3,023 through the issuance of a note, payable in 30 monthly installments of $62 and then 30 monthly installments of $51. Interest was calculated at LIBOR plus 2.8%. The notes were paid in full in the first quarter of 2007.

In May 2002, Liggett purchased equipment for $2,871 through the issuance of a note, payable in 30 monthly installments of $59 and then 30 monthly installments of $48. Interest is calculated at LIBOR plus 2.8%. The notes were paid in full in the second quarter of 2007.

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

In May 2007, Liggett purchased equipment for $1,576 through a financing agreement payable in 60 installments of $32. Interest is calculated at 7.99%.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
Note Payable — V.T. Aviation:

In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 119 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,880 based on current interest rates.

Note Payable — VGR Aviation:

In February 2002, V.T. Aviation LLC purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by the Company. The loan is payable in 119 monthly installments of $40, including annual interest of 2.75% above the 30-day average commercial paper rate, with a final payment of $3,856 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to the Company’s direct subsidiary, VGR Aviation LLC, which assumed the debt.

8.	EMPLOYEE BENEFIT PLANS

Defined Benefit and Postretirement Plans:

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the three and six months ended June 30, 2007 and 2006 consists of the following:

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Service cost — benefits earned during the period	$1,062	$1,225	$2,124	$2,450
Interest cost on projected benefit Obligation	2,281	2,250	4,562	4,500
Expected return on plan assets	(3,183)	(3,145)	(6,366)	(6,290)
Amortization of prior service cost	351	262	702	524
Amortization of net loss	176	435	352	870

Net expense	$687	$1,027	$1,374	$2,054

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited

	Other		Other
	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Service cost — benefits earned during the period	$4	$5	$8	$10
Interest cost on projected benefit Obligation	148	150	296	300
Amortization of net loss	(26)	3	(52)	6

Net expense	$126	$158	$252	$316

The Company did not make contributions to its pension benefits plans for the three and six months ended June 30, 2007 and does not anticipate making any contributions to such plans in 2007. The Company anticipates paying approximately $775 in other postretirement benefits in 2007.

9.	CONTINGENCIES

Tobacco-Related Litigation:

Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. Liggett incurred legal expenses and other litigation costs totaling approximately $3,206 and $1,090 for the three months ended June 30, 2007 and 2006 respectively, and $4,237 and $2,463 for the six months ended June 30, 2007 and 2006, respectively.

Individual Actions. As of June 30, 2007, there were approximately 150 cases pending against Liggett (excluding approximately 950 individual cases pending in West Virginia state court as a consolidated action), and in most cases other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 83 were pending in Florida (53 of which are abated pending resolution of Engle), 16 in Missouri, 14 in Mississippi and 11 in New York. The balance of the individual cases was pending in nine states and territories.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
There are currently three individual cases pending where Liggett is the only tobacco company defendant. In April 2004, in Davis v. Liggett Group Inc., a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. In March 2005, in Ferlanti v. Liggett Group Inc., a Florida state court granted Liggett’s motion for summary judgment. The plaintiff appealed and in June 2006, the appellate court reversed and remanded back to the trial court. The court has recently granted leave to plaintiff to add a claim for punitive damages. Discovery is ongoing. The case has been set for trial in January 2008. There is no activity in the other case where Liggett is the sole tobacco company defendant.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
•	In March 2002, an Oregon state court jury found in favor of the plaintiff in Schwarz v. Philip Morris and awarded $169 in compensatory damages and $150,000 in punitive damages. In May 2002, the trial court reduced the punitive damages award to $100,000. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages award, vacated the punitive damages award and remanded for a new trial on the amount of punitive damages. The plaintiffs petitioned the Oregon Supreme Court to review the decision. It deferred further action pending the United States Supreme Court’s decision on punitive damages in the Williams case, discussed above.

•	In October 2002, a California state court jury found in favor of the plaintiff in Bullock v. Philip Morris and awarded $850 in compensatory damages and $28,000,000 in punitive damages. In December 2002, the trial court reduced the punitive damages award to $28,000. In August 2006, the California Supreme Court denied plaintiff’s petition to overturn the trial court’s reduction of the punitive damage award and granted defendant’s petition for review of the punitive damage award, with further action deferred pending the United States Supreme Court’s decision on punitive damages in the Williams case, discussed above.

•	In December 2003, a New York state court jury found in favor of the plaintiff in Frankson v. Brown & Williamson Tobacco Corp. and awarded $350 in compensatory damages. In January 2004, the jury awarded $20,000 in punitive damages. The deceased smoker was found to be 50% at fault. In June 2004, the court increased the compensatory damages to $500 and decreased the punitive damages to $5,000. The defendants filed a notice of appeal on January 25, 2007.

•	In February 2005, a Missouri state court jury found in favor of the plaintiff in Smith v. Brown & Williamson Tobacco Corp. and awarded $2,000 in compensatory damages and $20,000 in punitive damages. The defendants have appealed to the Missouri Court of Appeals. Oral argument occurred in October 2006. A decision is pending.

•	In March 2005, a New York state court jury found in favor of the plaintiff in Rose v. Brown & Williamson Tobacco Corp. and awarded $3,400 in compensatory damages and $17,100 in punitive damages. The defendants have appealed to the Supreme Court of New York, Appellate Division, First Department. Oral argument occurred in December 2006. A decision is pending.
Class Actions. As of June 30, 2007, there were 11 actions pending for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in Castano v. American Tobacco Co., reversed a federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.

Since the Fifth Circuit’s Castano ruling, in Scott v. American Tobacco Co., Inc., (Liggett is not a defendant in this proceeding) a Louisiana court certified an “addiction-as-injury” class action that covered only citizens in that state. In May 2004, the Scott jury returned a verdict in the amount of $591,000, plus prejudgment interest, on the class’ claim for a smoking cessation program. In February 2007, the appellate court upheld $279,000 of the $591,000 verdict, finding that certain smokers were entitled to damages. The trial court’s award of prejudgment interest was overturned by the appellate court and the case was remanded to the trial court. In February 2007, the

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
defendants filed a motion for rehearing. Two other class actions, Broin v. Philip Morris Companies Inc., (Liggett was dismissed from this case) and Engle v. R.J. Reynolds Tobacco Co., were certified in state court in Florida prior to the Castano decision.

In May 1994, Engle was filed against Liggett and others in Miami-Dade County, Florida. The class consisted of all Florida residents who, by November 21, 1996, “have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarette smoking.” In July 1999, after the conclusion of Phase I of the trial, the jury returned a verdict against Liggett and other tobacco companies on certain issues determined by the trial court to be “common” to the causes of action of the plaintiff class. The jury made several findings adverse to the defendants including that defendants’ conduct “rose to a level that would permit a potential award or entitlement to punitive damages.” Phase II of the trial was a causation and damages trial for three of the class plaintiffs and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. In April 2000, the jury awarded compensatory damages of $12,704 to the three class plaintiffs, to be reduced in proportion to the respective plaintiff’s fault. In July 2000, the jury awarded approximately $145,000,000 in punitive damages against all defendants, including $790,000 against Liggett.

In November 2000, Liggett filed a $3,450 bond in order to stay execution of the Engle judgment pending appeal. In May 2001, Liggett, Philip Morris and Lorillard Tobacco Company reached an agreement with the Engle class, which provided assurance of Liggett’s ability to appeal the jury’s July 2000 punitive damage verdict. As required by the agreement, Liggett released the existing $3,450 bond and paid $6,273 into an escrow account to be distributed to the class, upon completion of the appellate process, regardless of the outcome of the appeal. Entitlement to the escrowed monies will have to be determined by the court at that time.

In May 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case with instructions to decertify the class. The judgment in favor of one of the three class plaintiffs, in the amount of $5,831, was overturned as time barred and the court found that Liggett was not liable to the other two class plaintiffs.

In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 Third District Court of Appeal’s decision. Among other things, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the class should be decertified prospectively, but preserved several of the Phase I findings (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) the defendants agreed to misrepresent information relating to the health effects of cigarettes with the intention that the public would rely on this information to its detriment; (vi) all defendants sold or supplied cigarettes that were defective; and (vii) all defendants were negligent) and allowed former class members to proceed to trial on individual liability issues (utilizing the above findings) and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year from January 11, 2007. In December 2006, the Florida Supreme Court refused to revise its July 2006 ruling, except that it vacated finding (v) listed above and added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. The Florida Supreme Court issued its mandate on that decision on January 11, 2007, at which time the case was remanded to the Third District Court of Appeal for further proceedings consistent with the Florida Supreme Court’s opinion. The Third District Court of Appeal remanded the case to the trial court. On May 21, 2007, the defendants, including Liggett, filed a petition for writ of certiorari with the United States Supreme Court. Opposition papers are due August 6, 2007. Class counsel has filed motions for attorneys’

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
fees and costs. If allowed to stand, the Florida Supreme Court’s decision could result in the filing of a large number of individual personal injury cases in Florida before January 11, 2008. There have been approximately 20 Engle progeny cases filed and served where either Liggett or Vector, or both, have been named as defendants.

In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Company, awarded $37,500 in compensatory damages in a case involving Liggett and two other tobacco manufacturers. In March 2003, the court reduced the amount of the compensatory damages to $24,860. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle class member suit following entry of final judgment by the Engle trial court. After the verdict was returned, the case was abated pending completion of the Engle appeal. After the issuance of the Florida Supreme Court’s opinion, the plaintiff filed a motion requesting that the trial court enter partial final judgment, tax costs and attorneys’ fees and schedule trial on the punitive damages claims. Oral argument on that motion occurred on March 15, 2007, but, to date, the court has not ruled on the motion. Liggett may ultimately be required to bond the amount of the judgment against it to perfect its appeal. Other Florida plaintiffs will likely move to lift the order of abatement in their individual actions in light of the Florida Supreme Court’s Engle decision.

Classes also remain certified against Liggett in West Virginia (Blankenship), Kansas (Smith), New Mexico (Romero) and New York (Schwab). Blankenship is dormant. Smith and Romero are two class actions pending against Liggett, and other cigarette manufacturers, in which plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Class certification was granted in Smith v. Philip Morris, in November 2001. Discovery is ongoing in that matter. Class certification was granted in Romero v. Philip Morris in April 2003 and was affirmed by the New Mexico Supreme Court in February 2005. In June 2006, the trial court in Romero granted defendants’ motions for summary judgment. Plaintiffs appealed the decision.

Class action suits have been filed in a number of states against cigarette manufacturers, alleging, among other things, that the use of the terms “light” and “ultra light” constitutes unfair and deceptive trade practices, among other things. One such suit, Schwab v. Philip Morris, pending in federal court in New York since 2004, seeks to create a nationwide class of “light” cigarette smokers. The action asserts claims under RICO. The proposed class is seeking as much as $200,000,000 in damages, which could be trebled under RICO. In November 2005, the court ruled that if the class is certified, the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members. Fluid recovery would permit potential damages to be paid out in ways other than merely giving cash directly to plaintiffs, such as establishing a pool of money that could be used for public purposes. In September 2006, the court granted plaintiff’s motion for class certification. In November 2006, the United States Court of Appeals for the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. Oral argument was held on July 10, 2007 and the parties are awaiting a decision. Liggett is a defendant in the case.

In June 1998, in Cleary v. Philip Morris, Inc. a putative class action was brought in Illinois state court on behalf of persons who have allegedly been injured by (i) the defendants’ purported conspiracy pursuant to which defendants allegedly concealed material facts regarding the addictive nature of nicotine; (ii) the defendants’ alleged acts of targeting their advertising and marketing to minors; and (iii) the defendants’ claimed breach of the public’s right to defendants’ compliance with laws prohibiting the distribution of cigarettes to minors. The plaintiffs request that the defendants be

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
required to disgorge all profits unjustly received through their sale of cigarettes to plaintiffs, which in no event will be greater than $75,000 each, inclusive of punitive damages, interest and costs. In July 2006, the plaintiffs filed a motion for class certification. A class certification hearing is scheduled for September 6, 2007. Merits discovery is stayed pending a ruling by the court on class certification. Liggett is a defendant in the case.

In April 2001, in Brown v. The American Tobacco Co., Inc., a California state court granted in part plaintiffs’ motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants’ cigarettes “during the applicable time period” and who were exposed to defendants’ marketing and advertising activities in California. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law. In October 2006, the plaintiffs filed a petition for review with the California Supreme Court, which was granted in November 2006. Briefing is complete. Liggett is a defendant in the case.

In March 2003, in Price v. Philip Morris, a putative class action brought on behalf of smokers of light and ultra light cigarettes, an Illinois state court judge awarded $7,100,500 in actual damages to the class members, $3,000,000 in punitive damages to the State of Illinois (which was not a plaintiff), and approximately $1,800,000 in attorneys’ fees and costs. In December 2005, the Illinois Supreme Court reversed the lower state court’s decision and remanded, with instructions to dismiss the case. In November 2006, the United States Supreme Court declined to review the decision. Judgment was entered by the Illinois state court dismissing the case. In January 2007, plaintiffs filed a motion to vacate and/or withhold judgment in the circuit court pending the United States Supreme Court’s decision in Watson v. Philip Morris Co. In May 2007, the state court found that an immediate appeal may be appropriate and the plaintiffs asked the Illinois Fifth District Court of Appeals to review the issue. Liggett is not a defendant in the case. Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia State court consolidated approximately 950 individual smoker actions that were pending prior to 2001 for trial of certain common issues. The consolidation was affirmed on appeal by the West Virginia Supreme Court. The first phase of the trial is scheduled for March 2008 on certain liability and punitive damages claims allegedly common to the consolidated claims. In January 2002, the court severed Liggett from the trial of the consolidated action.

Class certification motions are pending in a number of other cases and a number of orders denying class certification are on appeal. In addition to the cases described above, a number of class actions remain certified against other cigarette manufacturers.

Governmental Actions. As of June 30, 2007, there were three Governmental Actions pending against Liggett. The claims asserted in these health care cost recovery actions vary. In most of these cases, the governmental entities assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

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

In August 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. The Final Judgment, among other things, ordered the following relief against the non-Liggett defendants: (i) the defendants are enjoined from committing any act of racketeering concerning the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) the defendants are enjoined from making any material false, misleading, or deceptive statement or representation concerning cigarettes that persuades people to purchase cigarettes; (iii) the defendants are enjoined from utilizing “lights”, “low tar”, “ultra lights”, “mild”, or “natural” descriptors, or conveying any other express or implied health messages in connection with the marketing or sale of cigarettes, domestically and internationally, as of January 1, 2007; (iv) the defendants must make certain corrective statements on their websites, and in television and print media advertisements; (v) the defendants must maintain internet document websites until 2016 with access to smoking and health related documents; (vi) the defendants must disclose all disaggregated marketing data to the government on a confidential basis; (vii) the defendants are not permitted to sell or otherwise transfer any of their cigarette brands, product formulas or businesses to any person or entity for domestic use without a court order, and unless the acquiring person or entity agrees to be bound by the terms of the Final Judgment; and (viii) the defendants must pay the appropriate costs incurred by the government in prosecuting the action, in an amount to be determined by the trial court.

No monetary damages were awarded other than the government’s costs. In October 2006, the United States Court of Appeals for the District of Columbia stayed the Final Judgment pending appeal. The defendants filed amended notices of appeal in March 2007. In May 2007, the court of appeals issued a briefing schedule that extends into the second quarter of 2008. It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. While Liggett was excluded from the Final Judgment, to the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.

A case is pending in Missouri state court brought by the City of St. Louis and approximately 50 hospitals against Liggett and other cigarette manufacturers. Plaintiffs seek recovery of costs expended by the hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. In June 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993 are pending. Discovery is ongoing.

Third-Party Payor Actions. As of June 30, 2007, there were two Third-Party Payor Actions pending against Liggett. The Third-Party Payor Actions typically have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. In Third-Party Payor Actions, plaintiffs seek damages for: funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
profits from sales of cigarettes; restitution; treble damages; and attorneys’ fees. Although no specific amounts are provided, it is understood that requested damages against the tobacco company defendants in these cases might be in the billions of dollars.

Several federal circuit courts of appeals and state appellate courts have ruled that Third-Party Payors did not have standing to bring lawsuits against cigarette manufacturers, relying primarily on grounds that plaintiffs’ claims were too remote. The United States Supreme Court has refused to consider plaintiffs’ appeals from the cases decided by five federal circuit courts of appeals.

In June 2005, the Jerusalem District Court in Israel added Liggett as a defendant in an action commenced in 1998 by the largest private insurer in that country, General Health Services, against the major United States tobacco manufacturers. The plaintiff seeks to recover the past and future value of the total expenditures for health care services provided to residents of Israel resulting from tobacco related diseases, court ordered interest for past expenditures from the date of filing the statement of claim, increased and/or punitive and/or exemplary damages and costs. The court ruled that, although Liggett had not sold product in Israel since at least 1978, it might still have liability for cigarettes sold prior to that time. Motions filed by the defendants are pending before the Israel Supreme Court seeking appeal from a lower court’s decision granting leave to plaintiffs for foreign service of process.

In August 2005, the United Seniors Association, Inc. filed a lawsuit in federal court in Massachusetts pursuant to the private cause of action provisions of the MSP seeking to recover for the Medicare program all expenditures on smoking-related diseases since August 1999. In August 2006, the court granted the defendants’ motion to dismiss the complaint. The plaintiff appealed and oral argument was held on March 6, 2007.

State Settlements. In March 1996, March 1997 and March 1998, Liggett entered into settlements of smoking-related litigation with 45 states and territories. The settlements released Liggett from all smoking-related claims within those states and territories, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.

In the settling jurisdictions, the MSA released Liggett from:
•	all claims of the settling states and their respective political subdivisions and other recipients of state health care funds, relating to: (i) past conduct arising out of the use, sale, distribution, manufacture, development, advertising and marketing of tobacco products; (ii) the health effects of, the exposure to, or research, statements or warnings about, tobacco products; and

•	all monetary claims of the settling states and their respective subdivisions and other recipients of state health care funds, relating to future conduct arising out of the use of or exposure to, tobacco products that have been manufactured in the ordinary course of business.
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

Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.3% of the total cigarettes shipped in the United States during 2004, 2.2% during 2005 and 2.4% during 2006. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, would pay on each excess unit an amount equal (on a per-unit basis) to that due by the OPMs for that year, subject to applicable adjustments, offsets and reductions. In April 2004, Liggett and Vector Tobacco paid $50,322 for their 2003 MSA obligations. In April 2005, Liggett and Vector Tobacco paid $20,982 for their 2004 MSA obligations. In April 2006, Liggett and Vector Tobacco paid $10,637 for their 2005 MSA obligations. In April 2007, Liggett and Vector Tobacco paid $38,743 for their 2006 MSA obligations. Liggett and Vector Tobacco expensed $14,317 and $25,784 for the three and six months ended June 30, 2007, respectively, and $4,119 and $11,707 for the three and six months ended June 30, 2006, as part of cost of goods sold.

Under the payment provisions of the MSA, the Participating Manufacturers are required to pay the following base annual amounts (subject to applicable adjustments, offsets and reductions):

Payment Year	Base Amount

2007	$8,000,000
2008 and each year thereafter	$9,000,000
These annual payments are allocated based on unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligations of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
In 2005, the independent auditor, appointed under the provisions of the MSA, calculated that Liggett owed $28,668 for its 2004 sales. Liggett paid $11,678 and disputed the balance, as permitted by the MSA. Liggett paid an additional $9,304, although Liggett continues to dispute that this amount is owed. The $9,304 dispute relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At June 30, 2007, included in “Other assets” on the company’s condensed consolidated balance sheet, was a receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686, which was withheld from payment, is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the independent auditor’s retroactive change from “gross” to “net” units in calculating MSA payments, which Liggett contends is improper, as discussed below. From its April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,612 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,000 relating to the retroactive change from “gross” to “net” units.

The following amounts have not been expensed in the accompanying consolidated financial statements as they relate to Liggett’s and Vector Tobacco’s claim for an NPM adjustment: $6,513 for 2003, $3,789 for 2004 and $800 for 2005.

In March 2006, an economic consulting firm selected pursuant to the MSA rendered its final and non-appealable decision that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers for 2003. In February 2007, the economic consulting firm rendered the same decision with respect to 2004. As a result, the manufacturers are entitled to potential NPM Adjustments to their 2003 and 2004 MSA payments. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that state or territory.

Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation has been commenced in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000. To date, 44 of 45 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable and 23 of those decisions are final. In Louisiana, the only court where a decision that the dispute was not arbitrable is pending, Participating Manufacturers have moved for reconsideration. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.

In October 2004, the independent auditor notified Liggett and all other Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, were going to be recalculated using “net” unit amounts, rather than “gross” unit amounts (which had been used since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the MSA of approximately $14,200 for the periods 2001 through 2006, and require Liggett to pay an additional amount of approximately $3,300 in 2007 and additional amounts in future periods by lowering Liggett’s market share exemption under the MSA.

Liggett has objected to this retroactive change and has disputed the change in methodology. Liggett contends that the retroactive change from utilizing “gross” unit amounts to “net” unit amounts is impermissible for several reasons, including:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
•	use of “net” unit amounts is not required by the MSA (as reflected by, among other things, the use of “gross” unit amounts through 2005);

•	such a change is not authorized without the consent of affected parties to the MSA;

•	the MSA provides for four-year time limitation periods for revisiting calculations and determinations, which precludes recalculating Liggett’s 1997 Market Share (and thus, Liggett’s market share exemption); and

•	Liggett and others have relied upon the calculations based on “gross” unit amounts since 1998.
No amounts have been expensed or accrued in the accompanying consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.

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

In 2003, in order to resolve any potential issues with Minnesota as to Liggett’s settlement obligations, Liggett negotiated a $100 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2004, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. In December 2004, Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In March 2005, Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. Liggett offered Florida $2,500 in a lump sum to settle all alleged obligations through December 31, 2006 and $100 per year thereafter in any year in which cigarettes manufactured by Liggett are sold in Florida, to resolve all alleged future obligations under the settlement agreement. In November 2004, Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In April 2005, Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. No specific monetary demand has been made by Texas. Liggett has met with representatives of

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
Mississippi and Texas to discuss the issues relating to the alleged defaults, although no resolution has been reached.

Except for $2,500 accrued at June 30, 2007, in connection with the foregoing matters, no other amounts have been accrued in the accompanying condensed consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters or that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

In August 2004, the Company announced that Liggett and Vector Tobacco had notified the Attorneys General of 46 states that they intended to initiate proceedings against one or more of the Settling States for violating the terms of the MSA. The Company’s subsidiaries alleged that the Settling States violated their rights and the MSA by extending unauthorized favorable financial terms to Miami-based Vibo Corporation d/b/a General Tobacco when, in August 2004, the Settling States entered into an agreement with General Tobacco purporting to allow it to become an SPM under the MSA. General Tobacco imports discount cigarettes manufactured in Colombia, South America.

In the notice sent to the Attorneys General, the Company’s subsidiaries indicated that they sought to enforce the terms of the MSA, void the General Tobacco agreement and enjoin the Settling States and National Association of Attorneys General from listing General Tobacco as a Participating Manufacturer on their websites. Several SPMs, including Liggett and Vector Tobacco, filed a motion in state court in Kentucky seeking to enforce the terms of the MSA with respect to General Tobacco or, alternatively, to receive the same treatment as General Tobacco under the MSA’s most favored nation clause. In January 2006, the court entered an order denying the motion and finding that the terms of the General Tobacco settlement agreement were not in violation of the MSA. The judge also found that the SPMs, under these circumstances, were not entitled to most favored nation treatment. These SPMs appealed to the Kentucky court of appeals. Oral argument occurred on March 13, 2007.

There is a suit pending against New York state officials, in federal court in New York, in which importers of cigarettes allege that the MSA and certain New York statutes enacted in connection with the MSA violate federal antitrust and constitutional law. The United States Court of Appeals for the Second Circuit has held that plaintiffs have stated a claim for relief on antitrust grounds. In September 2004, the court denied plaintiffs’ motion to preliminarily enjoin the MSA and certain related New York statutes, but the court issued a preliminary injunction against an amendment repealing the “allocable share” provision of the New York escrow statute. The parties’ motions for summary judgment are pending. Additionally, in another proceeding pending in New York federal court, plaintiffs seek to enjoin the statutes enacted by New York and other states in connection with the MSA on the grounds that the statutes violate the Commerce Clause of the United States Constitution and federal antitrust laws. In September 2005, the United States Court of Appeals for the Second Circuit held that plaintiffs stated a claim for relief and that the New York federal court had jurisdiction of the other defendant state attorneys general. In October 2006, the United States Supreme Court denied the attorneys generals’ petition for writ of certiorari. Similar lawsuits are pending in Kentucky, Arkansas, Kansas, Louisiana, Tennessee and Oklahoma. Liggett and the other tobacco companies are not defendants in these cases.

Upcoming Trials. There are five individual actions in New York state court, where Liggett is a defendant along with other tobacco companies, that may be set for trial in 2007 or 2008. Three individual actions in Florida are likely to be set for trial in 2008. One individual action in Florida is set

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
for trial in January 2008. Liggett is the sole tobacco company defendant in this case. There are several other cases against other tobacco companies which are scheduled for trial in 2007. Trial dates, however, are subject to change.

Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision in the Engle case. Although the Florida Supreme Court affirmed the decision to decertify the class on a prospective basis and the order vacating the punitive damages award, the court upheld certain of the trial court’s Phase I determinations. In June 2002, the jury in the Lukacs case, an individual case brought under the third phase of the Engle case, awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The plaintiff filed a motion for the trial court to enter partial final judgment, tax costs and attorneys’ fees, and schedule trial on the punitive damages claim. Oral argument on the motion occurred on March 15, 2007. Liggett may ultimately be required to bond the amount of the judgment entered against it to perfect its appeal. In April 2004, a jury in a Florida state court action awarded compensatory damages of approximately $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. In August 2006, the trial court in the Department of Justice case entered a Final Judgment and Remedial Order against certain cigarette manufacturers. It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments as a result of the decision in the Engle case, including the filing of a large number of individual personal injury cases in Florida before January 11, 2008. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual’s complaint against the tobacco industry seek money damages in an amount to be determined by a jury, plus punitive damages and costs.

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

Other Litigation:

In 1994, New Valley commenced an action against the United States government seeking damages for breach of a launch services agreement covering the launch of one of the Westar satellites owned by New Valley’s former Western Union satellite business. In March 2007, the parties entered into a Stipulation for Entry of Judgment to settle New Valley’s claims. In May 2007, New Valley received a $20,000 payment from the government in connection with the settlement. The Company recognized a pre-tax gain in 2007 of $19,590, net of operating, selling, administrative and general expenses of $410, in connection with the settlement.

Beginning in 2002, Liggett was served in three class actions filed on behalf of purported descendants of slaves, seeking reparations from defendants, including Liggett, for alleged profits arising from the use of slave labor. In October 2002, these three actions were consolidated by the court. In July 2005, the district court granted defendants’ motions to dismiss these actions. Thereafter, plaintiffs appealed. Oral argument was held in September 2006 and on December 13, 2006, the appellate court affirmed in part and reversed in part the district court’s decision. The court affirmed the district court’s dismissal without prejudice, for lack of standing, of all claims except those brought by putative legal representatives. The dismissal of claims brought by the putative legal representatives was affirmed on the merits, and therefore, those claims were dismissed with prejudice. The dismissal of the consumer protection claims was reversed and the case was remanded to the district court for further proceedings on those claims.

In October 2005, Lorillard Tobacco Company advised Liggett that it believed that certain styles of Liggett’s Grand Prix brand cigarettes created a likelihood of confusion among consumers with Lorillard’s Newport cigarette brand because of similarities in packaging. In December 2006, Lorillard commenced an action in the United States District Court for the Middle District of North Carolina seeking, among other things: an injunction against Liggett’s sale of certain brand styles of Grand Prix; an order directing the recall of the relevant brand styles; an accounting of profits for the relevant brand styles; treble damages; and interest, attorneys’ fees and costs. Discovery is ongoing. Counsel has advised Liggett that it has meritorious defenses to the action.

Other Matters:

In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. Trademarks’ future royalties have been guaranteed by Altria Group Inc., the parent of Philip Morris. As a result of Altria Group’s investment-grade debt

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
rating, the Company believes that no premium would be required by Eve to issue the same guarantee in a standalone arm’s length transaction. Thus, the Company believes the fair value of Eve’s guarantee was negligible at June 30, 2007.

In December 2001, New Valley’s subsidiary, Western Realty Development LLC, sold all the membership interests in Western Realty Investments LLC to Andante Limited. In August 2003, Andante submitted an indemnification claim to Western Realty Development LLC alleging losses of $1,225 from breaches of various representations made in the purchase agreement. Under the terms of the purchase agreement, Western Realty Development LLC has no obligation to indemnify Andante unless the aggregate amount of all claims for indemnification made by Andante exceeds $750, and Andante is required to bear the first $200 of any proven loss. New Valley would be responsible for 70% of any damages payable by Western Realty Development LLC. New Valley contested the indemnification claim and has not received any response from Andante.

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at June 30, 2007.

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

Stock Options. On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which requires the Company to value unvested stock options granted prior to the adoption of SFAS No. 123(R) under the fair value method of accounting and expense this amount in the statement of operations over the stock option’s remaining vesting period. Upon adoption, there was no cumulative adjustment for the impact of the change in accounting principles because the assumed forfeiture rate did not differ significantly from prior periods. The Company recognized compensation expense of $22 and $129 related to stock options for the three months ended June 30, 2007 and 2006, respectively and $97 and $315 related to stock options for the six months ended June 30, 2007 and 2006, respectively.

The terms of certain stock options awarded under the Company’s Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”) in January 2001 and November 1999 provide for common stock dividend equivalents (at the same rate as paid on the common stock) with respect to the shares underlying the unexercised portion of the options. Effective January 1, 2006, in accordance with SFAS No. 123(R), the Company recognizes payments of the dividend equivalent rights on these options as “Distributions and dividends on common stock” on the Company’s condensed consolidated statement of changes in stockholders’ equity ($1,605 and $1,578 for the

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
three months ended June 30, 2007 and 2006, respectively, and $3,210 and $3,156 for the six months ended June 30, 2007 and 2006, respectively).

The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $893 and $177, respectively, and $1,450 and $895 for the six months ended June 30, 2007 and 2006, respectively.

Restricted Stock Awards. In September 2005, the President of the Company was awarded a restricted stock grant of 525,000 shares of the Company’s common stock and, on November 16, 2005, he was awarded an additional restricted stock grant of 82,498 shares of the Company’s common stock, in each case, pursuant to the 1999 Plan. Pursuant to the restricted share agreements, one-fourth of the shares vested on September 15, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through September 15, 2009. In the event his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in his restricted share agreements) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. These restricted stock awards by the Company replaced the unvested portion of the New Valley restricted stock grant relinquished by the President of the Company. The number of restricted shares of the Company’s common stock awarded to him by the Company (607,498 shares) was the equivalent of the number of shares of the Company’s common stock that would have been issued to him had he retained his unvested New Valley restricted shares and those shares were exchanged for the Company’s common stock in the exchange offer and subsequent merger whereby the Company acquired the remaining minority interest in New Valley in December 2005. The Company recorded deferred compensation of $11,340 representing the fair market value of the total restricted shares on the dates of grant. The deferred compensation will be amortized over the vesting period as a charge to compensation expense. The Company recorded an expense of $707 and $743 associated with the grants for the three months ended June 30, 2007 and 2006, respectively, and $1,406 and $1,524 associated with the grants for the six months ended June 30, 2007 and 2006, respectively.

In November 2005, the President of Liggett and Liggett Vector Brands was awarded a restricted stock grant of 52,500 shares of the Company’s common stock pursuant to the 1999 Amended Plan. Pursuant to his restricted share agreement, one-fourth of the shares vest on November 1, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through November 1, 2009. In the event his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in his restricted share agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The Company recorded deferred compensation of $1,018 representing the fair market value of the restricted shares on the date of grant. The Company recorded an expense of $64 and $128 for the three and six months ended June 30, 2007, respectively. The Company recorded an expense of $64 and $128 for the three and six months ended June 30, 2006, respectively.

The Company also recognized $58 and $111 of expense for the three and six months ended June 30, 2007, respectively, in connection with 2004 and 2007 restricted stock awards granted to its outside directors. The Company recognized $53 and $106 of expense for the three and six months ended June 30, 2006, respectively, in connection with restricted stock awards granted to its outside directors in 2004.

On June 1, 2004, the Company granted 11,576 restricted shares of the Company’s common stock pursuant to the 1999 Amended Plan to each of its four outside directors. The shares vested over

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
three years and the Company recognized $644 of expense over the vesting period. On June 4, 2007, the Company granted 10,000 restricted shares of the Company’s common stock pursuant to the 1999 Amended Plan to each of its four outside directors. The shares will vest over three years and the Company will recognize $792 of expense over the vesting period.

The Company’s accounting policy is to treat dividends paid on restricted stock as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.

11.	INCOME TAXES

Vector’s income tax rate for the three and six months ended June 30, 2007 and 2006 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes offset by the impact the items applied using the discrete method discussed below and, in 2007, the domestic production activities deduction.

In March 2005, New Valley paid $1,589, including interest of $885, under protest in connection with a state tax assessment. In October 2005, New Valley filed a brief to challenge the assessment. In March 2007, New Valley and the state taxing authority agreed that the state taxing authority would refund approximately $725, including $425 of interest, of the amount paid in March 2005 to New Valley. New Valley received the refund in May 2007. As a result, the Company’s income tax provision was reduced by approximately $450, net of income taxes of approximately $275, for the six months ended June 30, 2007.

The Company’s provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an Interpretation of APB Opinion No. 28.” The Company did not include the benefit from the settlement of a state income tax assessment (discussed above), the income from the lawsuit settlement with the United States government (see Note 9) or the gain from the exchange of the LTS notes (see Note 12) in the computation of the effective annual income tax rate for 2007 from estimated pre-tax results from ordinary operations. For the three months ended June 30, 2007, the gain from the exchange of the LTS notes reduced income tax expense by approximately $325 due to differences in the Company’s marginal tax rate of approximately 41% and its anticipated effective annual income tax rate from ordinary operations of approximately 45%. For the six months ended June 30, 2007, the benefit from the settlement of the state income tax assessment reduced income tax expense by approximately $450, the income from the lawsuit settlement reduced income tax expense by approximately $800 and the gain from the exchange of the LTS notes reduced income tax expense by approximately $325 due to differences in the Company’s marginal tax rate of approximately 41% and its anticipated effective annual income tax rate from ordinary operations of approximately 45%. Accordingly, the provision for income taxes for the three and six months ended June 30, 2007 has been computed by applying the discrete method in accordance with FIN 18 to account for these items.

For the three and six months ended June 30, 2006, the Company did not include the nondeductible loss on the conversion of its 6.25% convertible notes and did not incorporate this loss into the computation of its estimated annual effective tax rate. Accordingly, the provision for income taxes for Vector for the three and six months ended June 30, 2006 was increased by approximately $6,750.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
As discussed in Note 1(k), the Company adopted FIN 48 as of January 1, 2007. The Company did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of FIN 48, that impacted the January 1, 2007 accumulated deficit. The total amount of unrecognized tax benefits was $11,685 at January 1, 2007 and increased $625 and $1,250 during the three and six months ended June 30, 2007, respectively. The total amount of tax benefits that, if recognized, would impact the effective tax rate was $11,685 and $12,935 at December 31, 2006 and June 30, 2007, respectively. These amounts have been included in “Income taxes payable” on the Company’s condensed consolidated balance sheet at June 30, 2007 and December 31, 2006, respectively.

The Company or its subsidiaries file U.S. federal income tax returns and tax returns in various state and local jurisdictions. With few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities for years ending before 2003. In July 2006, the Company and the Internal Revenue Service (“IRS”) entered into a settlement for taxable years ending on and before December 31, 1999. The IRS has not audited the Company’s U.S. income tax returns for years after December 31, 1999. The Company could potentially recognize net reductions to its total unrecognized tax benefits within the next 12 months of approximately $2,950. There have been no significant changes to these amounts during the three months ended June 30, 2007.

The Company continues to classify all income tax related interest and penalties as income tax expense. As of the beginning of fiscal 2007, the liability for tax-related interest and penalties amounted to approximately $2,100.

12.	LTS DEBT EXCHANGE AGREEMENT

In February 2007, LTS entered into a Debt Exchange Agreement (the “Exchange Agreement”) with New Valley, the holder of $5,000 principal amount of its promissory notes due March 31, 2007. Pursuant to the Exchange Agreement, New Valley agreed to exchange the principal amount of its notes for LTS common stock at an exchange price of $1.80 per share, representing the average closing price of the LTS common stock for the 30 prior trading days ending on the date of the Exchange Agreement.

The debt exchange was consummated on June 29, 2007 following approval by the LTS shareholders of the transaction at its annual meeting of shareholders. At the closing, the $5,000 principal amount of notes was exchanged for 2,777,778 shares of LTS’s common stock, and accrued interest on the notes of approximately $1,730 was paid in cash. As a result of the debt exchange, New Valley’s ownership of LTS common stock increased to 13,888,889 shares or approximately 8.7% of the outstanding LTS shares.

New Valley provided a full reserve against the LTS notes in 2002 and carried the notes on its consolidated balance sheet at $0 prior to the exchange. As a result, the Company carried the notes and related interest receivable at $0 on its consolidated balance sheet as of December 31, 2006. In connection with the debt exchange, the Company recorded a gain of $8,121, which consisted of the fair value of the 2,777,778 shares of LTS at June 29, 2007 (the transaction date) and interest received in connection with the exchange.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
13.	INVESTMENTS IN NON-CONSOLIDATED REAL ESTATE BUSINESSES

New Valley accounts for its 50% interests in Douglas Elliman Realty LLC, Koa Investors LLC and 16th & K Holdings LLC, as well as its 22.22% interest in Ceebraid on the equity method. See Note 1(c). Douglas Elliman Realty operates a residential real estate brokerage company in the New York metropolitan area. Koa Investors owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter 2004 as a four star resort with 521 rooms. 16th and K Holdings acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C. in August 2005. The St. Regis Hotel was temporarily closed for an extensive renovation on August 31, 2006. Ceebraid owns the Holiday Isle Resort in Islamorada, Florida.

The components of “Investments in non-consolidated real estate businesses” were as follows as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Douglas Elliman Realty LLC	$26,775	$20,481
16th and K Holdings LLC	6,080	7,182
Ceebraid Acquisition Corporation	—	753
Koa Investors LLC	—	—

Investments in non-consolidated real estate businesses	$32,855	$28,416

Residential Brokerage Business. New Valley recorded income of $6,986 and $4,450 for the three months ended June 30, 2007 and 2006, respectively, and income of $11,142 and $7,040 for the six months ended June 30, 2007 and 2006, respectively, associated with Douglas Elliman Realty. New Valley’s income includes 50% of Douglas Elliman’s net income, as well as interest income earned by New Valley on a subordinated loan to Douglas Elliman Realty, increases to income resulting from amortization of negative goodwill which resulted from purchase accounting, and management fees. New Valley received cash distributions from Douglas Elliman Realty LLC of $4,603 and $691 for the three months ended June 30, 2007 and 2006, respectively, and $4,848 and $1,041 for the six months ended June 30, 2007 and 2006, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
Summarized financial information for Douglas Elliman Realty for the three and six months ended June 30, 2007 and 2006 and as of June 30, 2007 and December 31, 2006 is presented below.

	June 30, 2007	December 31, 2006

Cash	$23,897	$19,307
Other current assets	7,098	6,218
Property, plant and equipment, net	19,114	19,538
Trademarks	21,663	21,663
Goodwill	38,120	38,087
Other intangible assets, net	1,790	1,966
Other non-current assets	866	1,001
Notes payable — current	1,967	2,880
Current portion of notes payable from member - Prudential Real Estate Financial Services of America, Inc.	1,500	1,500
Other current liabilities	20,787	21,506
Notes payable — long term	1,978	3,175
Notes payable from member — Prudential Real Estate Financial Services of America, Inc.	25,892	32,557
Notes payable from member — New Valley	9,040	8,875
Other long-term liabilities	6,216	5,204
Members’ equity	45,168	32,083

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$111,446	$96,282	$203,295	$178,075
Costs and expenses	95,632	84,935	177,065	160,432
Depreciation expense.	1,452	1,242	3,052	2,463
Amortization expense.	87	103	174	205
Interest expense, net	1,184	1,654	2,458	2,934
Income tax expense	80	217	190	337

Net income	$13,011	$8,131	$20,356	$11,704

Hawaiian Hotel. New Valley did not record any income for the three months ended June 30, 2007 and 2006, respectively, associated with Koa Investors. New Valley recorded a loss of $750 and income of $1,154 the six months ended June 30, 2007 and 2006, respectively, associated with Koa Investors. The income in the 2006 period related to the receipt of a tax credit of $1,154 from the State of Hawaii, which was received in the first quarter of 2006. Summarized financial information for the three and six months ended June 30, 2007 and 2006 and as of June 30, 2007 and December 31, 2006 for Koa Investors is presented below.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited

	June 30, 2007	December 31, 2006

Cash	$568	$1,264
Restricted assets	3,550	3,279
Other current assets	2,681	2,030
Property, plant and equipment, net	65,298	67,889
Deferred financing costs, net	979	1,297
Accounts payable and other current liabilities	11,170	5,930
Notes payable	82,707	87,661
Members’ deficit	(20,801)	(17,832)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$6,480	$6,658	$16,344	$15,218
Costs and operating expenses.	6,509	6,234	14,215	13,584
Management fees	30	30	60	60
Depreciation and amortization expense	1,550	1,380	3,098	2,925
Interest expense, net	1,645	1,747	3,285	3,212

Net loss	$(3,254)	$(2,733)	$(4,314)	$(4,563)

In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82,000 at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57,000 construction loan and distributed a portion of the proceeds to its members, including $5,500 to New Valley. As a result of the refinancing, New Valley suspended its recognition of equity losses in Koa Investors to the extent such losses exceed its basis plus any commitment to make additional investments, which totaled $600 at the refinancing. New Valley recorded a $600 liability for its future obligation to Koa Investors which was carried under “Other liabilities” on the Company’s consolidated balance sheet at December 31, 2005. In August 2006, New Valley contributed $925 to Koa in the form of $600 of the required contributions and $325 of discretionary contributions. Accordingly, the Company recognized a $325 loss from its equity investment in Koa Investors for the year ended December 31, 2006. Although New Valley was not obligated to fund any additional amounts to Koa Investors at December 31, 2006, New Valley made a $750 capital contribution in February 2007, which was recognized as an equity loss from non-consolidated real estate businesses for the six months ended June 30, 2007. The Company anticipates recognizing losses from any future contributions made to Koa Investors.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
New Valley accounts for its interest in Hotel LLC under the equity method and recorded a loss of $59 and $290 for the three months ended June 30, 2007 and 2006, respectively and $102 and $299 for the six months ended June 30, 2007 and 2006, respectively. The St. Regis Hotel was temporarily closed on August 31, 2006 for an extensive renovation. Hotel LLC is capitalizing all costs other than management fees related to the renovation of the property during the renovation phase.

Summarized financial information as of June 30, 2007 and December 31, 2006 for the three and six months ended June 30, 2007 and 2006 for Hotel LLC is presented below.

	June 30, 2007	December 31, 2006

Cash	$803	$1,041
Restricted assets	2,981	771
Other current assets	397	524
Property, plant and equipment, net	85,028	56,311
Deferred financing costs, net	3,888	462
Other assets	—	82
Current portion of mortgages payable	500	500
Accounts payable and other current liabilities	1,206	4,691
Notes payable	74,461	34,500
Other liabilities	—	393
Members’ equity	16,930	19,107

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$—	$6,855	$—	$11,824
Costs and operating expenses.	—	5,993	—	9,720
Management fees	117	62	202	125
Depreciation and amortization	—	441	—	861
Interest expense, net	—	939	—	1,716

Net loss	$(117)	$(580)	$(202)	$(598)

Holiday Isle. During the fourth quarter of 2005, New Valley advanced a total of $2,750 to Ceebraid, an entity which entered into an agreement to acquire the Holiday Isle Resort in Islamorada, Florida. In February 2006, Ceebraid filed for Chapter 11 bankruptcy after it was unable to consummate financing arrangements for the acquisition. Although Ceebraid continued to seek to obtain financing for the transaction and to close the acquisition pursuant to the purchase agreement, the Company determined that a reserve for uncollectibility should be established against these advances at December 31, 2005. Accordingly, a charge of $2,750 was recorded for the year ended December 31, 2005. In April 2006, an affiliate of Ceebraid completed the acquisition of the property for $98,000, and New Valley increased its investment in the project to a total of $5,800 and indirectly holds an approximate 22.22% equity interest in Ceebraid. New Valley had committed to make additional investments of up to $200 in Ceebraid at June 30, 2007 and has recorded a $200 liability for its future obligation to Holiday Isle. In connection with the closing of the purchase, an affiliate of Ceebraid borrowed $98,000 of mezzanine and senior debt to finance a portion of the purchase price and anticipated development costs. The maturity of approximately $77,000 of the debt, which was due on May 1, 2007, has been extended until November 1, 2007. In April 2006, the Company agreed, under certain circumstances, to guarantee up to $2,000 of the debt. The Company believes the fair value of its guarantee was negligible at June 30, 2007. New Valley accounts for its interest in

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
Holiday Isle under the equity method and recorded losses of $0 and $953 for the three and six months ended June 30, 2007 in connection with its investment and a loss of $290 for the three and six months ended June 30, 2006. New Valley has suspended its recognition of equity losses in Ceebraid to the extent such losses exceed its basis plus any commitment to make additional investments, which totaled $200 at June 30, 2007. As a result, the Company has recorded a $200 liability, which has been included in “Other current liabilities” in its condensed consolidated balance sheet as of June 30, 2007. The Company anticipates recognizing losses from any future contributions exceeding $200 made to Holiday Isle. Holiday Isle will capitalize all costs related to the renovation of the property during the renovation phase.

Summarized financial information as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 for Ceebraid is presented below.

	June 30, 2007	December 31, 2006

Cash	$266	$307
Restricted assets	9,095	9,484
Other current assets	1,886	1,090
Property, plant and equipment, net	98,413	99,855
Other assets	225	2,515
Deferred financing costs, net	219	1,511
Current portion of notes payable	98,000	98,000
Accounts payable and other current liabilities	3,013	496
Members’ equity	9,091	16,266

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$4,071	$4,220	$7,251	$4,220
Costs and operating expenses	4,694	3,418	9,184	3,418
Interest expense, net	2,772	2,017	6,302	2,107

Net loss	$(3,395)	$(1,305)	$(8,235)	$(1,305)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Unaudited
14.	SEGMENT INFORMATION

The Company’s significant business segments for the three and six months ended June 30, 2007 and 2006 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s operations before taxes and minority interests for the three and six months ended June 30, 2007 and 2006 follows:

		Vector	Real	Corporate
	Liggett	Tobacco	Estate	and Other	Total

Three Months Ended June 30, 2007:

Revenues	$139,305	$1,046	$—	$—	$140,351
Operating income (loss)	37,463	(2,102)	—	(6,178)	29,183
Depreciation and amortization	1,844	25	—	587	2,456

Three Months Ended June 30, 2006:

Revenues	$111,628	$1,727	$—	$—	$113,355
Operating income (loss)	30,850	(2,742)	—	(5,648)	22,460
Depreciation and amortization	1,848	85	—	585	2,518

Six Months Ended June 30, 2007:

Revenues	$272,118	$2,125	$—	$—	$274,243
Operating income (loss)	72,923	(4,406)	—	(13,614)	54,903
Identifiable assets	307,797	4,496	32,855	274,978	620,126
Depreciation and amortization	3,855	58	—	1,172	5,085
Capital expenditures	2,632	84	—	—	2,716

Six Months Ended June 30, 2006:

Revenues	$227,367	$3,692	$—	$—	$231,059
Operating income (loss)	61,271	(6,290)	—	(12,294)	42,687
Identifiable assets	271,761	6,588	29,226	276,721	584,296
Depreciation and amortization	3,662	142	—	1,187	4,991
Capital expenditures	2,618	47	—	10	2,675

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Overview
     We are a holding company and are engaged principally in:
•	the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group Inc.,

•	the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the development of reduced risk cigarette products through our subsidiary Vector Tobacco Inc., and

•	the real estate business through our subsidiary, New Valley LLC, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.
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
     All of Liggett’s unit sales volume in 2006 and the first six months of 2007 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
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
     In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT is the largest seller in Liggett’s family of brands, comprising 32.3% of Liggett’s volume for the six months ended June 30, 2007 and 37.5% of Liggett’s unit volume in 2006. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX is marketed as the “lowest price fighter” to specifically compete with brands which are priced at the lowest level of the deep discount segment.
     Under the Master Settlement Agreement reached in November 1998 with 46 states and various territories, the three largest cigarette manufacturers must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market. Additionally, as a result of the Medallion acquisition, Vector Tobacco likewise has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. market. Liggett’s and Vector Tobacco’s payments under the Master Settlement Agreement are based on each company’s incremental market share above the minimum threshold applicable to such company. We believe that Liggett has gained a sustainable cost advantage over its competitors as a result of the settlement.
     The discount segment is a challenging marketplace, with consumers having less brand loyalty and placing greater emphasis on price. Liggett’s competition is now divided into two segments. The first segment is made up of the three largest manufacturers of cigarettes in the United States, Philip Morris USA Inc., R.J. Reynolds Tobacco Company, and Lorillard Tobacco Company as well as the fourth largest, Commonwealth Brands, Inc. (which Imperial Tobacco PLC has recently acquired). The three largest manufacturers, while primarily premium cigarette based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell lower quality, deep discount cigarettes
     In January 2003, Vector Tobacco introduced QUEST, its brand of low nicotine and nicotine-free cigarette products. QUEST is designed for adult smokers who are interested in reducing their levels of nicotine intake. QUEST offers three different packagings, with decreasing amounts of nicotine - QUEST 1, 2 and 3. QUEST 1, the low nicotine variety, contains 0.6 milligrams of nicotine; QUEST 2, the extra-low nicotine variety, contains 0.3 milligrams of nicotine; and, QUEST 3, the nicotine-free variety, contains only trace levels of nicotine — no more than 0.05 milligrams of nicotine per cigarette, based on the Federal Trade Commission method of testing. QUEST cigarettes utilize proprietary patented and patent-pending processes and materials that enable the production of cigarettes with nicotine-free tobacco that tastes and smokes like tobacco in conventional cigarettes. QUEST is being sold in box style packs and is priced comparably to other premium brands.
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
     In November 2006, our Board of Directors determined to discontinue the genetics operation of our subsidiary, Vector Research Ltd., and, not to pursue, at that time, FDA approval of QUEST as a smoking cessation aid, due to the projected significant additional time and expense involved in seeking such approval. In connection with this decision, we eliminated 12 full-time positions effective December 31, 2006. In addition, we terminated certain license agreements associated with the genetics operations. Notwithstanding the foregoing, we are continuing our dialogue with the FDA with respect to the prospects for phase III clinical trials. Vector Tobacco will continue to evaluate whether to proceed with phase III trials.
     As a result of these actions, we are realizing annual cost savings in excess of $4,000, beginning in 2007. We recognized pre-tax restructuring and inventory impairment charges of approximately $2,664, primarily during the fourth quarter of 2006. The restructuring charges include approximately $484 relating to employee severance and benefit costs, $338 for contract termination and other associated costs, approximately $954 for asset impairment and $890 in inventory write-offs. Approximately $1,840 of these charges represented non-cash items.
Recent Developments
     NASA Settlement. In 1994, New Valley commenced an action against the United States government seeking damages for breach of a launch services agreement covering the launch of one of the Westar satellites owned by New Valley’s former Western Union satellite business. In March 2007, the parties entered into a Stipulation for Entry of Judgment to settle New Valley’s claims and, pursuant to the settlement, $20,000 was paid in May 2007. In the first quarter of 2007, we recognized a pre-tax gain of $19,590, which consisted of other non-operating income of $20,000 and $410 of selling, general and administrative expenses, in connection with the settlement.
     Ladenburg Notes. In February 2007, Ladenburg Thalmann Financial Services Inc. (“LTS”) entered into a Debt Exchange Agreement with New Valley, the holder of $5,000 principal amount of its promissory notes due March 31, 2007. Pursuant to the Exchange Agreement, New Valley agreed to exchange the principal amount of its notes for LTS common stock at an exchange price of $1.80 per share, representing the average closing price of the LTS common stock for the 30 prior trading days ending on the date of the Exchange Agreement.

     The debt exchange was consummated on June 29, 2007 following approval by the LTS shareholders at its annual meeting of shareholders. At the closing, the $5,000 principal amount of notes was exchanged for 2,777,778 shares of LTS’s common stock and accrued interest on the notes of approximately $1,730 was paid in cash. In connection with the debt exchange, we recorded a gain of $8,121, which consisted of the fair value of the 2,777,778 shares of LTS at June 29, 2007 (the transaction date) and interest received in connection with the exchange.
     As a result of the debt exchange, New Valley’s ownership of LTS’s common stock increased to 13,888,889 shares or approximately 8.7% of the outstanding LTS shares. In connection with the debt exchange, the Company recorded a gain of $8,121, which consisted of the fair value of the 2,777,778 shares of LTS and interest received in connection with the exchange.
     Proposed and enacted excise tax increases. Congress is considering proposals to increase the federal excise tax by as much as $0.61 per pack. Eleven states have enacted increases to state excise tax in 2007.
     Medallion Notes. On April 2, 2007, the remaining $35,000 of notes issued in connection with our April 2002 acquisition of The Medallion Company, Inc. were retired upon maturity. Payment was made from our available working capital.
     Tobacco Settlement Agreements. In October 2004, the independent auditor under the Master Settlement Agreement notified Liggett and all other Participating Manufacturers that their payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, were going to be recalculated using “net” unit amounts, rather than “gross” unit amounts (which had been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the Master Settlement Agreement of approximately $14,200 for the periods 2001 through 2006, and require Liggett to pay an additional amount of approximately $3,300 in 2007 and additional amounts in future periods by lowering Liggett’s market share exemption under the Master Settlement Agreement. Liggett has objected to this retroactive change and has disputed the change in methodology. No amounts have been accrued or expensed in our condensed consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.
     In 2005, the Independent Auditor under the Master Settlement Agreement calculated that Liggett owed $28,668 for its 2004 sales. Liggett paid $11,678 and disputed the balance, as permitted by the Master Settlement Agreement. Liggett paid an additional $9,304 of the disputed amount although Liggett continues to dispute that this amount is owed. This $9,304 dispute relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At June 30, 2007, included in “Other assets” on our condensed consolidated balance sheet was a receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686, which has been withheld from payment, is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the Independent Auditor’s retroactive change from “gross” to “net” units in calculating Master Settlement Agreement payments, which Liggett contends is improper, as discussed above. From its April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,612 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,000 relating to the retroactive change from “gross” to “net” units.
     The following amounts have not been expensed in our condensed consolidated financial statements as they relate to Liggett’s claims for NPM Adjustments: $6,513 for 2003, $3,789 for 2004 and $800 for 2005.

     In March 2006, an economic consulting firm selected pursuant to the Master Settlement Agreement rendered its final and non-appealable decision that the Master Settlement Agreement was a “significant factor contributing to” the loss of market share of Participating Manufacturers for 2003. In February 2007, the economic consulting firm rendered the same decision with respect to 2004. As a result, the manufacturers are entitled to potential NPM Adjustments to their 2003 and 2004 Master Settlement Agreement payments. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that state or territory.
     Since April 2006, notwithstanding provisions in the Master Settlement Agreement requiring arbitration, litigation has been commenced in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the Independent Auditor under the Master Settlement Agreement previously determined to be as much as $1,200,000. To date, 44 of 45 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable and 23 of these decisions are final. In Louisiana, the only court where a decision that the dispute is not arbitrable is pending, Participating Manufacturers have moved for reconsideration. There can be no assurance that the Participating Manufacturers will receive any adjustment as a result of these proceedings.
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
     Except for $2,500 accrued as of June 30, 2007, in connection with the foregoing matters, no other amounts have been accrued in the accompanying condensed consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect our consolidated financial position, results of operations or cash flows.
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
Recent Developments in Tobacco-Related Litigation
     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of June 30, 2007, there were approximately 150 individual suits (excluding approximately 950 individual smoker cases pending in West Virginia state court as a consolidated action; Liggett has been severed from the trial of the consolidated action), 11 purported class actions and five governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant.
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
     Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging, among other things, that the use of the terms “light” and “ultralight” constitutes unfair and deceptive trade practices. One such suit (Schwab v. Philip Morris), pending in federal court in New York against the cigarette manufacturers, seeks to create a nationwide class of “light” cigarette smokers and includes Liggett as a defendant. The action asserts claims under the Racketeer Influenced and Corrupt Organizations Act (RICO). The proposed class is seeking as much as $200,000,000 in damages, which could be trebled under RICO. In November 2005, the court ruled that if the class is certified, the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members. Fluid recovery would permit potential damages to be paid out in ways other than merely giving cash directly to plaintiffs, such as establishing a pool of money that could be used for public purposes. In September 2006, the court granted plaintiffs’ motion for class certification. In November 20, 2006, the United Stated Court of Appeals for the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. Oral argument was held on July 10, 2007.

     There are currently three individual tobacco-related actions pending where Liggett is the only tobacco company defendant. In April 2004, in one of these cases, a jury in a Florida state court action awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. In March 2005, in another case in Florida state court in which Liggett is the only defendant, the court granted Liggett’s motion for summary judgment. The plaintiff appealed and, in June 2006, a Florida intermediate appellate court reversed the trial court’s decision and remanded the case back to the trial court. The court recently granted plaintiff leave to add a claim for punitive damages, and is in the process of setting a trial date for this action. The case has been set for trial in January 2008.
     In May 2003, Florida’s Third District Court of Appeal reversed a $790,000 punitive damages award against Liggett and decertified, on a going forward basis, the Engle smoking and health class action. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision. Among other things, the Florida Supreme Court affirmed the decision decertifying the class and the order vacating the punitive damages award, but preserved several of the trial court’s Phase I findings (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) the defendants agreed to misrepresent information relating to the health effects of cigarettes with the intention that the public would rely on this information to its detriment; (vi) all defendants sold or supplied cigarettes that were defective; and (vii) all defendants were negligent) and allowed plaintiffs to proceed to trial on individual liability issues (utilizing the above findings) and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year of the date the court’s decision became final on January 11, 2007. All parties moved for reconsideration and/or clarification. In December 2006, the Florida Supreme Court refused to revise its July 2006 ruling, except that it vacated finding (v) listed above and added the finding that defendants sold or supplied cigarettes that, at the time of the sale or supply, did not conform to the representations made by defendants. The Florida Supreme Court issued its mandate on that decision on January 11, 2007, at which time the case was remanded to the Third District Court of Appeal. On May 21, 2007, the defendants, including Liggett, filed a petition for writ of certiorari with the United States Supreme Court. Opposition papers are due August 6, 2007. Class counsel has filed motions for attorneys’ fees and costs, which motions are pending. If allowed to stand, the Florida Supreme Court decision could result in the filing of a large number of individual personal injury cases in Florida before January 11, 2008. There have been approximately 20 Engle progeny cases filed and served, where either Liggett or Vector, or both, have been named as defendants.
     In June 2002, the jury in Lukacs v. R.J. Reynolds Tobacco Company, an individual case brought under the third phase of the Engle case, awarded $37,500 (subsequently reduced by the court to $24,900) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The plaintiff has filed a motion requesting that the trial court enter partial final judgment, tax costs and attorneys’ fees and schedule the trial on the punitive damages claims. Arguments on the motions occurred on March 15, 2007. Liggett may ultimately be required to bond the amount of the judgment against it to perfect its appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.

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
     On January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”. During the fourth quarter of 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 123R, “Share-Based Payment,” and Emerging Issues Task Force (“EITF”) Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature” were adopted on January 1, 2006. There were no other accounting policies adopted during 2006 that had a material effect on our financial condition or results of operations. Refer to Note 1 of our condensed consolidated financial statements for a discussion of our significant accounting policies.
     Revenue Recognition. Revenues from sales of cigarettes are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. In accordance with the EITF Issue No. 06-3, “How Sales Taxes Should Be Presented in the Income Statement (Gross Versus Net)”, our accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues totaled $44,795 and $89,280 for the three and six months ended June 30, 2007 and $39,686 and $79,804 for the three and six months ended June 30, 2006, respectively. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
     Marketing Costs. We record marketing costs as an expense in the period to which such costs relate. We do not defer the recognition of any amounts on our condensed consolidated balance sheets with respect to marketing costs. We expense advertising costs as incurred, which is the period in which the related advertisement initially appears. We record consumer incentive and trade promotion costs as a reduction in revenue in the period in which these programs are offered, based on estimates of utilization and redemption rates that are developed from historical information.

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
     Contingencies. We record Liggett’s product liability legal expenses and other litigation costs as operating, selling, general and administrative expenses as those costs are incurred. As discussed in Note 9 to our condensed consolidated financial statements and above under the heading “Recent Developments in Tobacco-Related Litigation”, legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett. Management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending tobacco-related litigation or the costs of defending such cases, and we have not provided any amounts in our condensed consolidated financial statements for unfavorable outcomes, if any. You should not infer from the absence of any such reserve in our condensed consolidated financial statements that Liggett will not be subject to significant tobacco-related liabilities in the future. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.
     Settlement Agreements. As discussed in Note 9 to our condensed consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the

Master Settlement Agreement recorded in the accompanying condensed consolidated statements of operations were $14,317 and $4,119 for the three months ended June 30, 2007 and 2006, respectively, and $25,784 and $11,707 for the six months ended June 30, 2007 and 2006, respectively. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
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
     At June 30, 2007 and December 31, 2006, the fair value of derivative liabilities was estimated at $93,357 and $95,473, respectively. Changes to the fair value of these embedded derivatives are reflected on our consolidated statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. We recognized a gain of $2,089 and $1,015 for the three months ended June 30, 2007 and 2006, respectively, and a gain of $2,116 and $2,239 for the six months ended June 30, 2007 and 2006, respectively, due to changes in the fair value of the embedded derivative.
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
     We recognized non-cash interest expense of $1,013 and $732 for the three months ended June 30, 2007 and 2006, respectively, and non-cash interest expense of $1,480 and $1,411 for the six months ended June 30, 2007 due to the amortization of the debt discount attributable to the embedded derivatives and $505 and $405 for the three months ended June 30, 2007 and 2006, respectively, and $713 and $781 for the six months ended June 30, 2007 and 2006, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.
     Inventories. Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first-out (FIFO) method at Vector Tobacco. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. At June 30, 2007, approximately $183 of our leaf inventory was associated with Vector Tobacco’s QUEST product. During the second quarter of 2004, we recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. During the fourth quarter of 2006, we recognized a non-cash charge of $890 to adjust the carrying value of the remaining excess inventory.

     Stock-Based Compensation. In January 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, under which share-based transactions are accounted for using a fair value-based method to recognize non-cash compensation expense. Prior to adoption, our stock-based compensation plans were accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” with the intrinsic value-based method permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. We adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to, but not yet vested as of January 1, 2006 in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight line basis over the requisite service period of the award. Upon adoption, there was no cumulative adjustment for the impact of the change in accounting principles because the assumed forfeiture rate did not differ significantly from prior periods. We recognized compensation expense of $22 and $129 for the three months ended June 30, 2007 and 2006, respectively, and $97 and $315 for the six months ended June 30, 2007 and 2006, respectively, as a result of adopting SFAS No. 123(R). In addition, effective January 1, 2006, as a result of the adoption of SFAS No. 123(R), payments of dividend equivalent rights on the unexercised portion of stock options are accounted for as “Distributions and dividends on common stock” in our condensed consolidated statement of stockholders’ equity ($1,605 and $1,578 for the three months ended June 30, 2007 and 2006, respectively, and $3,210 and $3,156 for the six months ended June 30, 2007 and 2006, respectively). See Note 10 to our condensed consolidated financial statements for a discussion of the adoption of this standard.
     Employee Benefit Plans. The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of June 30, 2007, our benefit obligations and service cost were computed assuming a discount rate of 5.85% and 5.68%, respectively. In determining our expected rate of return on plan assets we consider input from our external advisors and historical returns based on the expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 8.2%, 8.3% and 9.9% for the years ended December 31, 2006, 2005 and 2004, respectively. We assumed an 8.5% annual rate of return on our pension plan assets at June 30, 2007. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.
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
     Income Taxes. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time and, as a result, changes in our subjective assumptions and judgments may materially affect amounts recognized in our condensed consolidated financial statements. See Note 11 to our condensed consolidated financial statements for additional information regarding our adoption of FIN 48 on January 1, 2007 and our uncertain tax positions.
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
     For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three and six months ended June 30, 2007 and 2006 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of the Medallion Company, Inc. acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

	Three Months Ended		Six Months Ended
	June 30,	June 30	June 30,	June 30,
	2007	2006	2007	2006
Revenues:
Liggett	$139,305	$111,628	$272,118	$227,367
Vector Tobacco	1,046	1,727	2,125	3,692

Total revenues	$140,351	$113,355	$274,243	$231,059

Operating income (loss):
Liggett	$37,463	$30,850	$72,923	$61,271
Vector Tobacco	(2,102)	(2,742)	(4,406)	(6,290)

Total tobacco	35,361	28,108	68,517	54,981

Corporate and other	(6,178)	(5,648)	(13,614)	(12,294)

Total operating income	$29,183	$22,460	$54,903	$42,687

Three Months Ended June 30, 2007 Compared to Three Months ended June 30, 2006
     Revenues. Total revenues were $140,351 for the three months ended June 30, 2007 compared to $113,355 for the three months ended June 30, 2006. This $26,996 (23.8%) increase in revenues was due to a $27,677 (24.8%) increase in revenues at Liggett offset by a $681 (39.4%) decrease in revenues at Vector Tobacco.
     Tobacco Revenues. In September 2006, Liggett generally reduced its promotional pricing on LIGGETT SELECT and EVE by $1.00 per carton and increased the list price of Grand Prix by $1.00 per carton.
     All of Liggett’s sales for the second quarter of 2007 and 2006 were in the discount category. For the three months ended June 30, 2007, net sales at Liggett totaled $139,305, compared to $111,628 for the three months ended June 30, 2006. Revenues increased by 24.8% ($27,677) due to a 14.2% increase in unit sales volume (approximately 285.4 million units) accounting for $15,860 in favorable volume variance and a $14,876 favorable variance from pricing and lower promotional spending partially offset by $3,059 in unfavorable sales mix. Net revenues of the LIGGETT SELECT brand increased $6,838 for the second quarter of 2007 compared to the same period in 2006, and its unit volume increased 6.2% (44.1 million units) in the 2007 period compared to the 2006 period. Net revenues of the GRAND PRIX brand increased $19,676 for the second quarter of 2007 compared to the 2006 period and its unit volume increased by 84.3% (298.8 million units).
     Revenues at Vector Tobacco for the three months ended June 30, 2007 were $1,046 compared to $1,727 in the 2006 period due to decreased sales volume. Vector Tobacco’s revenues in both periods related to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $53,129 for the first three months ended June 30, 2007 compared to $44,051 for the three months ended June 30, 2006. This represented an increase of $9,078 (20.6%) when compared to the same period last year, due primarily to increased unit volume partially offset by higher Master Settlement Agreement expense. Liggett’s brands contributed 99.4% to our gross profit and Vector Tobacco contributed 0.6% for the three months ended June 30, 2007. Over the same period in 2006, Liggett’s brands contributed 99.3% to tobacco gross profit and Vector Tobacco contributed 0.7%.
     Liggett’s gross profit of $52,804 for the three months ended June 30, 2007 increased $9,072 from gross profit of $43,732 for the three months ended June 30, 2006. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 56.0% for the three months ended June 30, 2007 compared to gross profit of 60.5% for the three months ended June 30, 2006. This decrease in Liggett’s gross profit percentage in the 2007 period was attributable to higher MSA expense in 2007 due to increased units exceeding Liggett’s market share exemption.
     Vector Tobacco’s gross profit was $325 for the three months ended June 30, 2007 compared to gross profit of $319 for the same period in 2006. The decrease was due primarily to the reduced sales volume partially offset by decreased royalties.
     Expenses. Operating, selling, general and administrative expenses were $23,946 for the three months ended June 30, 2007 compared to $21,591 for the same period last year, an increase of $2,355 (10.9%). Expenses at Liggett were $15,341 for the three months ended June 30, 2007 compared to $12,882 for the same period in the prior year, an increase of $2,459 or 19.1%. Liggett’s product liability legal expenses and other litigation costs were $3,206 for the three months ended June 30, 2007 compared to $1,090 for the same period in the prior year. Expenses at

Vector Tobacco for the three months ended June 30, 2007 were $2,427 compared to expenses of $3,061 for the three months ended June 30, 2006, a decrease of $634, primarily due to reduced employee expense and decreased costs related to clinical trials. Expenses at the corporate level increased from $5,648 in the 2006 period to $6,178 in the 2007 period primarily due to increased legal expenses and other litigation costs.
     For the three months ended June 30, 2007, Liggett’s operating income increased $6,613 to $37,463 compared to $30,850 for the same period in 2006 primarily due to increased gross profit as discussed above. For the three months ended June 30, 2007, Vector Tobacco’s operating loss was $2,102 compared to a loss of $2,742 for the three months ended June 30, 2006 due to reduced employee expense and decreased costs related to clinical trials offset by lower sales volume.
     Other Income (Expenses). For the three months ended June 30, 2007, other income was $9,147 compared to other expenses of $16,379 for the three months ended June 30, 2006. For the three months ended June 30, 2007, other income consisted of the gain on the exchange of the LTS notes of $8,121, equity income from non-consolidated real estate businesses of $6,927, changes in fair value of derivatives embedded within convertible debt of $2,089 and interest and dividend income of $1,561 offset by interest expense of $9,520 and other expenses of $31.
     The results for the three months ended June 30, 2006 included expenses of $14,860 associated with the issuance in June 2006 of additional shares of our common stock in connection with the conversion of our 6.25% convertible notes, interest expense of $8,739 and a loss on investments of $17, offset primarily by equity income from non-consolidated real estate businesses of $3,870, changes in fair value of derivatives embedded within convertible debt of $1,015 and interest and dividend income of $2,321.
     The equity income of $6,927 from non-consolidated real estate businesses for the three months ended June 30, 2007 period resulted from income of $6,986 related to New Valley’s investment in Douglas Elliman Realty offset by losses of $59 in 16th and K. As of June 30, 2007, New Valley has suspended its recognition of equity losses in Ceebraid and Koa Investors as such losses exceed its basis plus any commitment to make additional investments. The equity income from non-consolidated real estate businesses of $3,870 for the three months ended June 30, 2006 resulted from income of $4,450 related to New Valley’s investment in Douglas Elliman Realty, LLC, which were offset by losses of $290 from Hotel LLC and $290 from Holiday Isle.
     The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The gain from the embedded derivative in the three months ended June 30, 2007 was primarily the result of increasing long-term interest rates and the payment of interest during the three-month period offset by increases in the closing price of our common stock on June 30, 2007 as compared to March 31, 2007. The gain from the embedded derivative in the three months ended June 30, 2006 was primarily the result of increasing long-term interest rates, a lower closing stock price on June 30, 2006 as compared to March 31, 2006 and the payment of interest during the three-month period.
     Income before income taxes. Income before income taxes for the three months ended June 30, 2007 was $38,330 compared to income of $6,081 before income taxes for the three months ended June 30, 2006.
     Income tax provision. The income tax provision was $16,949 and $8,790 for the three months ended June 30, 2007 and 2006, respectively. Our income tax rate for the three months ended June 30, 2007 and 2006 did not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes offset by the impact of the items applied using the discrete method discussed below and, in 2007, the domestic production activities deduction.
     Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28.” We did not include the gain from the exchange of the LTS Notes in the computation of the effective annual income tax rate for 2007 from estimated pre-tax results from ordinary operations. For the three months ended June 30, 2007, the gain from the exchange of the LTS Notes reduced income tax expense by approximately $325 due to differences in our marginal tax rate of approximately 41% and its anticipated effective annual income tax rate from ordinary operations of approximately 45%. We did not include the nondeductible loss on the conversion of the 6.25% convertible notes in the computation of the effective income tax rate for 2006 and did not incorporate this loss into the computation of our estimated annual effective tax rate. Accordingly, the provision for income taxes for Vector for the three months ended June 30, 2006 was increased by approximately $6,750.
Six Months Ended June 30, 2007 Compared to Six Months ended June 30, 2006
     Revenues. Total revenues were $274,243 for the six months ended June 30, 2007 compared to $231,059 for the six months ended June 30, 2006. This $43,184 (18.7%) increase in revenues was due to a $44,751 (19.7%) increase in revenues at Liggett offset by a $1,567 (42.4%) decrease in revenues at Vector Tobacco.
     Tobacco Revenues. In September 2006, Liggett generally reduced its promotional pricing on LIGGETT SELECT and EVE by $1.00 per carton and increased the list price of Grand Prix by $1.00 per carton.
     All of Liggett’s sales for the first six months of 2007 and 2006 were in the discount category. For the six months ended June 30, 2007, net sales at Liggett totaled $272,118, compared to $227,367 for the six months ended June 30, 2006. Revenues increased by 19.7% ($44,751) due to a 12.9% increase in unit sales volume (approximately 519.6 million units) accounting for $29,275 in favorable volume variance and a $25,699 favorable variance from pricing and lower promotional spending partially offset by $10,222 in unfavorable sales mix. Net revenues of the LIGGETT SELECT brand decreased $1,867 for the six months ended June 30, 2007 compared to 2006, and its unit volume decreased 9.0% (approximately 144.8 million units) in the 2007 period compared to the 2006 period. Net revenues of the GRAND PRIX brand increased $41,491 for the first six months of 2007 compared to the same period in 2006 and its unit volume increased by 109.7% (695.2 million units) in the 2007 period compared to the 2006 period.
     Revenues at Vector Tobacco for the six months ended June 30, 2007 were $2,125 compared to $3,692 in the 2006 period due to decreased sales volume. Vector Tobacco’s revenues in both periods related to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $102,336 for the first six months ended June 30, 2007 compared to $88,414 for the six months ended June 30, 2006. This represented an increase of $13,922 (15.7%) when compared to the same period last year, due primarily to higher volume and decreased promotional spending partially offset by higher Master Settlement Agreement expense. Liggett’s brands contributed 99.4% to our gross profit and Vector Tobacco contributed 0.6% for the six months ended June 30, 2007. Over the same period in 2006, Liggett’s brands contributed 99.1% to tobacco gross profit and Vector Tobacco contributed 0.9%.
     Liggett’s gross profit of $101,691 for the six months ended June 30, 2007 increased $14,039 from gross profit of $87,652 for the six months ended June 30, 2006. As a percent of revenues

(excluding federal excise taxes), gross profit at Liggett decreased to 55.5% for the six months ended June 30, 2007 compared to gross profit of 59.1% for the six months ended June 30, 2006. This decrease in Liggett’s gross profit percentage in the 2007 period was attributable to higher MSA expense in 2007 due to increased units exceeding Liggett’s market share exemption.
     Vector Tobacco’s gross profit was $645 for the six months ended June 30, 2007 compared to gross profit of $762 for the same period in 2006. The decrease was due primarily to the reduced sales volume.
     Expenses. Operating, selling, general and administrative expenses were $47,433 for the six months ended June 30, 2007 compared to $45,727 for the same period last year, an increase of $1,706 (3.7%). Expenses at Liggett were $28,768 for the six months ended June 30, 2007 compared to $26,382 for the same period in the prior year, an increase of $2,386 or 9.0%. Liggett’s product liability legal expenses and other litigation costs were $4,237 for the six months ended June 30, 2007 compared to $2,463 for the same period in the prior year. Expenses at Vector Tobacco for the six months ended June 30, 2007 were $5,051 compared to expenses of $7,051 for the six months ended June 30, 2006, a decrease of $2,000, primarily due to reduced employee expense and decreased costs related to clinical trials. Expenses at the corporate level increased from $12,294 to $13,614 primarily due to increased legal expenses and other litigation costs.
     For the six months ended June 30, 2007, Liggett’s operating income increased $11,652 to $72,923 compared to $61,271 for the same period in 2006 primarily due to increased gross profit discussed above. For the six months ended June 30, 2007, Vector Tobacco’s operating loss was $4,406 compared to a loss of $6,290 for the six months ended June 30, 2006 due to reduced employee expense and decreased costs related to clinical trails partially offset by lower sales volume.
     Other Income (Expenses). For the six months ended June 30, 2007, other income (expenses) was income of $23,143 compared to an expense of $17,900 for the six months ended June 30, 2006. For the six months ended June 30, 2007, other income consisted of $20,000 for the NASA lawsuit settlement, equity income from non-consolidated real estate businesses of $9,337, gain from the exchange of the LTS notes of $8,121, interest and dividend income of $3,417 and change in fair value of derivatives embedded within convertible debt of $2,116 and was offset by interest expense of $18,654 and a loss on investments of $1,158. For the six months ended June 30, 2006, the results included expenses of $14,860 associated with the issuance in June 2006 of additional shares of our common stock in connection with the conversion of our 6.25% convertible notes, interest expense of $17,016 and a loss on investments of $47 offset primarily by equity income from non-consolidated real estate businesses of $7,605, interest and dividend income of $4,102 and change in fair value of derivatives embedded within convertible debt of $2,239.
     The equity income from non-consolidated real estate businesses of $9,337 for the six months ended June 30, 2007 resulted from income of $11,142 related to New Valley’s investment in Douglas Elliman Realty offset by losses of $953 in Ceebraid, $750 in Koa Investors, and $102 in 16th and K. As of June 30, 2007, New Valley has suspended its recognition of equity losses in Ceebraid and Koa Investors as such losses exceed its basis plus any commitment to make additional investments. The equity income from non-consolidated real estate businesses of $7,605 for the six months ended June 30, 2006 resulted from income of $7,040 related to New Valley’s investment in Douglas Elliman Realty and income of $1,154 related to Koa Investors offset by a $299 loss in Hotel LLC and a $290 loss from Ceebraid.
     The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The gain from the embedded derivative in the six months ended June 30, 2007 was primarily the result of increasing long-term interest rates and the payment of interest during the six-month period offset by increases in the closing price of our common stock on June 30, 2007 as compared to December 31, 2006. The gain from the embedded derivative in the six months ended June 30, 2006 was primarily the result of increasing long-term interest rates, a lower closing stock price on June 30, 2006 as compared to December 31, 2005 and the payment of interest during the six-month period.
     Income before income taxes. Income before income taxes for the six months ended June 30, 2007 was $78,046 compared to income of $24,787 before income taxes for the six months ended June 30, 2006.
     Income tax provision. The income tax provision was $33,538 and $17,483 for the six months ended June 30, 2007 and 2006, respectively. Our income tax rate for the six months ended June 30, 2007 did not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes offset by the impact of the domestic production activities deduction and items applied using the discrete method discussed below. Our income tax rate for the six months ended June 30, 2006 did not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes and items applied using the discrete method discussed below.
     Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28.”
     In addition, our income tax provision for 2007 was reduced because of the impact of the settlement of an income tax assessment in March 2007, which reduced income tax expense by $450, the $19,590 of income from the lawsuit settlement with the United States government, which reduced income tax expense by approximately $800 or the gain from the exchange of the LTS notes, which reduced income tax expense by approximately $325 due to differences in our marginal tax rate of approximately 41% and our anticipated effective annual income tax rate from ordinary operations of approximately 45%. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28.” We did not include these items in the computation of our effective annual income tax rate from estimated pre-tax results from ordinary operations. Accordingly, our provision for income taxes for the six months ended June 30, 2007 has been computed by applying the discrete method in accordance with FIN 18 to account for these items. We believe our effective annual income tax rate from ordinary operations, excluding discrete items, will be approximately 45% for the year ended December 31, 2007.
     We did not include the nondeductible loss on the conversion of our 6.25% convertible notes in the computation of the effective income tax rate for 2006 and did not incorporate this loss into the computation of our estimated annual effective tax rate. Accordingly, the provision for income taxes for Vector for the six months ended June 30, 2006 was increased by approximately $6,750.
Liquidity and Capital Resources
     Net cash and cash equivalents decreased $20,384 for the six months ended June 30, 2007 compared to $25,307 for the six months ended June 30, 2006.
     Net cash provided from operations was $57,360 and $11,907 for the six months ended June 30, 2007 and 2006, respectively. The difference between the two periods relates primarily to the receipt of the proceeds from the lawsuit settlement with NASA, inventory decreases in the 2007 period related to increased finished goods inventory as of December 31, 2006 associated with the increase in the Master Settlement Agreement rate in 2007 and the absence of payments of compensation accruals at Liggett Vector Brands in the 2007 period.
     Cash used in investing activities was $9,376 for the six months ended June 30, 2007 and $9,697 for the six months ended June 30, 2006. In the first six months of 2007, cash was used for capital expenditures of $2,716, the purchase of investment securities of $6,032, investment in non-consolidated real estate businesses of $750, increase in the cash surrender value of corporate-owned life insurance policies of $524, an increase in restricted assets of $313 and the net purchase of long-term investments of $41 partially offset by the return of capital contributions from non-consolidated real estate businesses of $1,000. In the six months ended June 30, 2006, cash was used for capital expenditures of $2,675, the net purchase of investment securities of $145, investments in non-consolidated real estate businesses of $6,425, increase in the cash surrender value of corporate-owned life insurance policies of $408, an increase in restricted assets of $34 and the net purchase of long-term investments of $10, offset by proceeds from sale of investment securities of $3,321.
     Cash used in financing activities was $68,368 for the six months ended June 30, 2007 compared to $27,517 for the 2006 period. In the first six months of 2007, cash was used for distributions on common stock of $50,360 and repayments on debt of $38,205. Cash used was offset primarily by net borrowings under the revolver of $16,643 and proceeds from the exercise of options of $1,978. In the first six months of 2006, cash was used for distributions on common stock of $44,283, net repayments on debt of $3,269 and deferred financing charges of $100. Cash used was offset primarily by net borrowings under the Liggett credit facility of $19,284 and proceeds from the exercise of options of $773.
     On April 2, 2007, the remaining $35,000 of notes issued in connection with our April 2002 acquisition of Medallion were retired upon maturity. Payment was made from our available working capital.
     Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $28,629 was outstanding at June 30, 2007. Availability as determined under the facility was approximately $9,000 based on eligible collateral at June 30, 2007. The facility is collateralized by all inventories and receivables of Liggett. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility.
     In February 2007, Liggett entered into an amendment to the Wachovia credit facility. The amendment extended the term of the facility from March 8, 2008 to March 8, 2010, subject to automatic renewal for additional one year periods unless a notice of termination is given by Wachovia or Liggett at least 60 days prior to such date or the anniversary of such date. The amendment also reduced the interest rates payable on borrowings under the facility and revised certain financial covenants. Prime rate loans under the facility now bear interest at a rate equal to the prime rate of Wachovia, as compared to the previous interest rate of 1.0% above the prime rate. Further, Eurodollar rate loans now bear interest at a rate of 2.0% above Wachovia’s adjusted Eurodollar rate, as compared to the previous interest rate of 3.5% above the adjusted Eurodollar rate. The amendment also eliminated the minimum adjusted working capital and net working capital requirements previously imposed by the facility and replaced those requirements with new covenants based on Liggett’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Amendment, and Liggett’s capital expenditures, as defined in the Amendment. The revised covenants provide that Liggett’s EBITDA, on a trailing twelve-month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The revised covenants also require that annual capital expenditures (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year. At June 30, 2007, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were approximately $138,250, respectively, for the twelve months ended June 30, 2007.
     In March 2002, Liggett purchased equipment for $3,023 through the issuance of a note, payable in 30 monthly installments of $62 and then 30 monthly installments of $51. Interest was calculated at LIBOR plus 2.8%. The notes were paid in full in the first quarter of 2007.
     In May 2002, Liggett purchased equipment for $2,871 through the issuance of a note, payable in 30 monthly installments of $59 and then 30 monthly installments of $48. Interest is calculated at LIBOR plus 2.8%. The notes were paid in full in the second quarter of 2007.
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
     In May 2007, Liggett purchased equipment for $1,576 through a financing agreement payable in 60 installments of $32. Interest is calculated at 7.99%.
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
     V.T. Aviation. In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 119 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,880, based on current interest rates.
     VGR Aviation. In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by us. The loan is payable in 119 monthly installments of $40, including annual interest at 2.75% above the 30-day commercial paper rate, with a final payment of $3,856 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to our direct subsidiary, VGR Aviation LLC, which has assumed the debt.
     Vector Tobacco. The purchase price for our 2002 acquisition of The Medallion Company, Inc. included $60,000 in notes of Vector Tobacco, guaranteed by us and by Liggett. Of the notes, $25,000 have been repaid with the final quarterly principal payment of $3,125 made on March 31, 2004. The remaining $35,000 of notes bore interest at 6.5% per year, payable semiannually, and were paid in full from our available working capital on April 2, 2007.
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
     The debentures pay interest on a quarterly basis at a rate of 3.875% per annum, with an additional amount of interest payable on each interest payment date. The additional amount is based on the amount of cash dividends paid by us on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of our common stock into which the debentures will be convertible on such record date (together, the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into our common stock, at the holder’s option. The conversion price, which was $20.48 per share at June 30, 2007, is subject to adjustment for various events, including the issuance of stock dividends.
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
     The notes pay interest on a quarterly basis at a rate of 5% per year with an additional amount of interest payable on the notes on each interest payment date. This additional amount is based on the amount of cash dividends actually paid by us per share on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the number of shares of our common stock into which the notes are convertible on such record date (together, the “Notes Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date is the higher of (i) the Notes Total Interest and (ii) 6 3/4% per year. The notes are convertible into our common stock, at the holder’s option. The conversion price, which was of $17.60 at June 30, 2007, is subject to adjustment for various events, including the issuance of stock dividends.
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
     We adopted FIN 48 as of January 1, 2007. We did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of FIN 48 that impacted our accumulated deficit at December 31, 2006. The total amount of unrecognized tax benefits was $11,685 at January 1, 2007 and increased $625 and $1,250 during the three and six months ended June 30, 2007, respectively. The total amount of tax benefits that, if recognized, would impact the effective tax rate was $11,685 and $12,935 at December 31, 2006 and June 30, 2007, respectively.
     We or our subsidiaries file U.S. federal income tax returns and returns with various state and local jurisdictions. With few exceptions, we are no longer subject to state and local income tax examinations by tax authorities for years ending before 2003. In July 2006, we entered into a settlement with the IRS for taxable years ending on and before December 31, 1999. The IRS has not audited our U.S. income tax returns for years ending after December 31, 1999. We anticipate net reductions to our total unrecognized tax benefits within the next 12 months of approximately $2,950. There have been no significant changes to these amounts during the six months ended June 30, 2007.
     We continue to classify all interest and penalties as income tax expense. As of the beginning of fiscal 2007, the liability for tax-related interest and penalties amounted to approximately $2,100.
     Our condensed consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of June 30, 2007, our deferred income tax liabilities exceeded our deferred income tax assets by $98,414. The largest component of our deferred tax liabilities exists because of differences that resulted from the Philip Morris brand transaction discussed above.
Off-Balance Sheet Arrangements
     We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2007, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
     In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. Trademarks’ future royalties have been guaranteed by Altria Group Inc., the parent of Philip Morris. As a result of Altria Group Inc.’s investment-grade debt rating, we believe that no premium would be required by Eve to issue the same guarantee in a standalone arm’s length transaction and the fair value of Eve’s guarantee was negligible at June 30, 2007.
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
     In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and we believe the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at June 30, 2007.
     At June 30, 2007, we had outstanding approximately $2,915 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.
     As of June 30, 2007, New Valley has committed to fund up to $200 to a non-consolidated real estate business and up to $172 to an investment partnership in which it is an investor. We have agreed, under certain circumstances, to guarantee up to $2,000 of debt of another non-consolidated real estate business. We believe the fair value of our guarantee was negligible at June 30, 2007.
Market Risk
     We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
     As of June 30, 2007, approximately $40,192 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of June 30, 2007, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $402.
     In addition, as of June 30, 2007, approximately $86,097 ($221,864 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. Included in the difference between the stated value of the debt and carrying value are embedded derivatives, which were estimated at $93,357 at June 30, 2007. Changes to the fair value of these embedded derivatives are reflected quarterly within the Company’s statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Change in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $4,075 with approximately $625 resulting from the embedded derivative associated with our 5% variable interest senior convertible notes due 2011 and the remaining $3,450 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $4,750 per year.
     We held investment securities available for sale totaling $50,614 at June 30, 2007, which includes 13,888,889 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $31,944 and 2,257,110 shares of Opko Health, Inc., which were carried at $8,238. The Opko shares were acquired in a private placement and have not been registered for resale. See Note 3 to our condensed consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.
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
     Since 1966, federal law has required that cigarettes manufactured, packaged or imported for sale or distribution in the United States include specific health warnings on their packaging. Since 1972, Liggett and the other cigarette manufacturers have included the federally required warning statements in print advertising and on certain categories of point-of-sale display materials relating to cigarettes. The Federal Cigarette Labeling and Advertising Act (“FCLA Act”) requires that packages of cigarettes distributed in the United States and cigarette advertisements in the United States bear one of the following four warning statements: “SURGEON GENERAL’S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy”; “SURGEON GENERAL’S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health”; “SURGEON GENERAL’S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, And Low Birth Weight”; and “SURGEON GENERAL’S WARNING: Cigarette Smoke Contains Carbon Monoxide”. The law also requires that each person who manufactures, packages or imports cigarettes annually provide to the Secretary of Health and

Human Services a list of ingredients added to tobacco in the manufacture of cigarettes. Annual reports to the United States Congress are also required from the Secretary of Health and Human Services as to current information on the health consequences of smoking and from the Federal Trade Commission (“FTC”) on the effectiveness of cigarette labeling and current practices and methods of cigarette advertising and promotion. Both federal agencies are also required annually to make such recommendations as they deem appropriate with regard to further legislation. It is possible that proposed legislation providing for regulation of cigarettes by the Food and Drug Administration (“FDA”), if enacted, could significantly change the warning requirements currently mandated by the FCLA Act. In addition, since 1997, Liggett has included the warning “Smoking is Addictive” on its cigarette packages and point-of-sale materials.
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
     In August 1996, Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 2002, the United States Court of Appeals for the First Circuit ruled that the ingredients disclosure provisions violated the constitutional prohibition against unlawful seizure of property by forcing firms to reveal trade secrets. Liggett began voluntarily complying with this legislation in December 1997 by providing ingredient information to the Massachusetts Department of Public Health and, notwithstanding the appellate court’s ruling, has continued to provide ingredient disclosure. Liggett and Vector Tobacco also provide ingredient information annually, as required by law, to the states of Texas and Minnesota. Several other states are considering ingredient disclosure legislation, and the proposed Senate bill providing for FDA regulation also calls for, among other things, ingredient disclosure.

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
     Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack, although there are proposals in Congress to increase the federal excise tax by as much as $0.61 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. In 2006, eight states enacted increases in excise taxes, and 11 states have enacted increases in excise taxes in 2007. Further increases from other states are expected. Congress is currently considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and various states and other jurisdictions are considering or have pending legislation, proposing further state excise tax increases. Management believes increases in excise and similar taxes have had, and will continue to have, an adverse effect on sales of cigarettes.
     In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control with developing standards for “self-extinguishing” or reduced ignition propensity cigarettes. All cigarettes manufactured for sale in New York State must be manufactured to specific reduced ignition propensity standards set forth in the regulations. Since the passage of the New York law, approximately 20 states have passed similar laws utilizing substantially similar technical standards. Similar legislation is being considered by other state governments and at the federal level. Compliance with such legislation could be burdensome and costly and could harm the business of Liggett and Vector Tobacco, particularly if there were to be varying standards from state to state.
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     In addition to historical information, this report contains “forward-looking statements” within the meaning of the federal securities law. Forward-looking statements include information relating to our intent, belief or current expectations, primarily with respect to, but not limited to:
•	economic outlook,

•	capital expenditures,

•	cost reduction,

•	new legislation,

•	cash flows,

•	operating performance,

•	litigation,

•	taxation,

•	impairment charges and cost savings associated with restructurings of our tobacco operations, and

•	related industry developments (including trends affecting our business, financial condition and results of operations).
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
•	general economic and market conditions and any changes therein, due to acts of war and terrorism or otherwise,

•	governmental regulations and policies, including proposed FDA regulation, proposed increases in federal and state excise taxes and legislation creating smoke-free environments,

•	effects of industry competition,

•	impact of business combinations, including acquisitions and divestitures, both internally for us and externally, in the tobacco industry,

•	impact of restructurings on our tobacco business and our ability to achieve any increases in profitability estimated to occur as a result of these restructurings,

•	impact of new legislation on our competitors’ payment obligations, results of operations and product costs, i.e. the impact of recent federal legislation eliminating the federal tobacco quota system,

•	uncertainty related to litigation and potential additional payment obligations for us under the Master Settlement Agreement and other settlement agreements with the states,

•	uncertainty related to product liability litigation, and

•	risks inherent in our new product development initiatives.
     Further information on risks and uncertainties specific to our business include the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 and Form 10-Q for the three months ended March 31, 2007, filed with the Securities and Exchange Commission.
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
Reference is made to Note 9, incorporated herein by reference, to our condensed consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which our company, VGR Holding, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related material legal proceedings to which Liggett is a party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.

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
No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended June 30, 2007.

Our purchases of our common stock during the three months ended June 30, 2007 were as follows:

				Total Number	Maximum Number
				of Shares	of Shares that
	Total			Purchased as	May Yet Be
	Number of		Average	Part of Publicly	Purchased Under
	Shares		Price Paid	Announced Plans	the Plans
Period	Purchased		per Share	or Programs	or Programs

April 1 to April 30, 2007	—		$—	—	—

May 1 to May 31, 2007	—		—	—	—
June 1 to June 30, 2006	7,627	(1)	21.95	—	—

Total	7,627		$21.95	—	—

(1)	Delivery of shares to us in payment of exercise price in connection with exercise of an employee stock option for 14,068 shares on June 25, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders
We held our 2007 annual meeting of stockholders on June 13, 2007. The matters submitted to our stockholders for a vote at the meeting were to elect the following seven director nominees to serve for the ensuing year and until their successors are elected and to approve an amendment to our Certificate of Incorporation to increase the authorized shares of our Common Stock from 100,000,000 to 150,000,000. The votes cast and withheld for the election of directors were as follows:

Nominee	For	Withheld

Bennett S. LeBow	41,138,990	10,623,685
Howard M. Lorber	41,159,576	10,603,099
Ronald J. Bernstein	41,192,694	10,569,981
Henry C. Beinstein	42,558,089	9,204,586
Robert J. Eide	42,549,608	9,213,067
Jeffrey S. Podell	42,551,623	9,211,052
Jean E. Sharpe	42,513,310	9,249,365
With respect to the amendment to our Certificate of Incorporation, the votes cast were as follows: 40,326,508 shares voted in favor, 2,429,017 shares voted against and 9,007,144 shares abstained. Based on these voting results, each of the directors nominated was elected and the amendment to our Certificate of Incorporation was approved.

Item 6.	Exhibits

3.1	Certificate of Amendment to the Certificate of Incorporation of Vector Group Ltd.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD. (Registrant)
By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial Officer

Date: August 3, 2007