Form 10-Q
period 2007-09-30
VECTOR GROUP LTD
filed 2007-11-08
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2007

VECTOR GROUP LTD.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation incorporation or organization)	1-5759 Commission File Number	65-0949535 (I.R.S. Employer Identification No.)
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
☑ Large accelerated filer      ☐ Accelerated filer      ☐ Non-accelerated filer
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
     At November 8, 2007, Vector Group Ltd. had 60,360,719 shares of common stock outstanding.

VECTOR GROUP LTD.
FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30,	December 31,
	2007	2006
ASSETS:

Current assets:
Cash and cash equivalents	$237,356	$146,769
Investment securities available for sale	46,734	18,960
Accounts receivable – trade	3,855	15,480
Inventories	80,739	91,299
Deferred income taxes	16,853	27,580
Other current assets	5,717	3,068

Total current assets	391,254	303,156

Property, plant and equipment, net	56,095	59,921
Long-term investments accounted for at cost	68,012	32,971
Long-term investments accounted under the equity method	10,537	10,230
Investments in non-consolidated real estate businesses	39,122	28,416
Restricted assets	8,584	8,274
Deferred income taxes	25,937	43,973
Intangible asset	107,511	107,511
Prepaid pension costs	24,427	20,933
Other assets	31,712	22,077

Total assets	$763,191	$637,462

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Current portion of notes payable and long-term debt	$5,882	$52,686
Accounts payable	4,607	7,203
Accrued promotional expenses	8,887	12,527
Income taxes payable, net	10,422	12,970
Accrued excise and payroll taxes payable, net	382	9,934
Settlement accruals	34,144	47,408
Deferred income taxes	5,023	5,020
Accrued interest	4,804	2,586
Other current liabilities	21,124	18,452

Total current liabilities	95,275	168,786

Notes payable, long-term debt and other obligations, less current portion	276,970	103,304
Fair value of derivatives embedded within convertible debt	99,688	95,473
Non-current employee benefits	39,799	36,050
Deferred income taxes	136,589	130,533
Other liabilities	13,506	8,339

Total liabilities	661,827	542,485

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 and 100,000,000 shares authorized, 63,281,955 and 59,843,379 shares issued and 60,336,003 and 57,031,269 shares outstanding	6,034	5,703
Additional paid-in capital	99,836	132,807
Retained earnings (accumulated deficit)	—	(28,192)
Accumulated other comprehensive income (loss)	8,351	(2,587)
Less: 2,945,952 and 2,812,110 shares of common stock in treasury, at cost	(12,857)	(12,754)

Total stockholders’ equity	101,364	94,977

Total liabilities and stockholders’ equity	$763,191	$637,462

The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues*	$136,053	$137,665	$410,296	$368,724

Expenses:
Cost of goods sold*	80,182	88,329	252,089	230,974
Operating, selling, administrative and general expenses	22,164	23,635	69,597	69,362

Operating income	33,707	25,701	88,610	68,388

Other income (expenses):
Interest and dividend income	2,445	2,281	5,862	6,383
Interest expense	(12,113)	(10,779)	(30,767)	(27,795)
Changes in fair value of derivatives embedded within convertible debt	(6,331)	(3,464)	(4,215)	(1,225)
Loss on extinguishment of debt	—	(1,306)	—	(16,166)
Gain on sale of investments, net	—	1,433	—	1,386
Provision for loss on investments	(58)	—	(1,216)	—
Gain from exchange of LTS notes	—	—	8,121	—
Equity income from non-consolidated real estate businesses	6,589	2,121	15,926	9,726
Income from lawsuit settlement	—	—	20,000	—
Other, net	(6)	81	(42)	158

Income before provision for income taxes	24,233	16,068	102,279	40,855
Income tax expense (benefit)	9,169	(3,550)	42,707	13,934

Net income	$15,064	$19,618	$59,572	$26,921

Per basic common share:

Net income applicable to common shares	$0.24	$0.31	$0.94	$0.45

Per diluted common share:

Net income applicable to common shares	$0.23	$0.30	$0.91	$0.43

Cash distributions and dividends declared per share	$0.38	$0.36	$1.14	$1.09

*	Revenues and cost of goods sold include excise taxes of $43,025, $48,153, $132,305 and $127,956, respectively.
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit)	Income (Loss)	Stock	Total
Balance, December 31, 2006	57,031,269	$5,703	$132,807	$(28,192)	$(2,587)	$(12,754)	$94,977

Net income	—	—	—	59,572	—	—	59,572
Pension related minimum liability adjustments, net of taxes	—	—	—	—	896	—	896
Forward contract adjustments, net of taxes	—	—	—	—	19	—	19
Unrealized gain on long-term investments accounted for under the equity method, net of taxes	—	—	—	—	238	—	238
Unrealized gain on investment securities, net of taxes	—	—	—	—	9,785	—	9,785

Total other comprehensive income	—	—	—	—	—	—	10,938

Total comprehensive income	—	—	—	—	—	—	70,510

Distributions and dividends on common stock	—	—	(42,446)	(31,093)	—	—	(73,539)

Effect of stock dividend	2,872,364	287	—	(287)	—	—	—

Restricted stock grants	40,000	4	(4)	—	—	—	—

Tax benefit of options exercised	—	—	1,928	—	—	—	1,928

Exercise of options, net of 7,627 shares delivered to pay exercise price	392,370	40	4,920	—	—	(103)	4,857
Amortization of deferred compensation	—	—	2,631	—	—	—	2,631

Balance, September 30, 2007	60,336,003	$6,034	$99,836	$—	$8,351	$(12,857)	$101,364

The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Nine Months	Nine Months
	Ended	Ended
	September	September
	30, 2007	30, 2006
Net cash provided by operating activities	$91,199	$15,591

Cash flows from investing activities:
Proceeds from sale or maturity of investment securities	—	13,467
Purchase of investment securities	(6,048)	(12,339)
Proceeds from sale or liquidation of long-term investments	50	205
Purchase of long-term investments	(35,091)	(25,266)
Return of contributions from non-consolidated real estate businesses	1,000	—
Investments in non-consolidated real estate businesses	(750)	(7,350)
Increase in cash surrender value of life insurance policies	(690)	(606)
Increase in non-current restricted assets	(310)	(1,777)
Capital expenditures	(4,211)	(8,948)
Proceeds from the sale of capital equipment	789	159

Net cash used in investing activities	(45,261)	(42,455)

Cash flows from financing activities:
Proceeds from debt	174,576	118,146
Repayments of debt	(39,718)	(67,993)
Deferred financing charges	(9,888)	(5,280)
Borrowings under revolver	389,383	390,610
Repayments on revolver	(401,231)	(380,052)
Dividends and distributions on common stock	(75,258)	(67,438)
Tax benefit of options exercised	1,928	—
Proceeds from exercise of options	4,857	1,229

Net cash provided by (used in) financing activities	44,649	(10,778)

Net increase (decrease) in cash and cash equivalents	90,587	(37,642)
Cash and cash equivalents, beginning of period	146,769	181,059

Cash and cash equivalents, end of period	$237,356	$143,417

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

The interim condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company’s consolidated financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended, filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

Certain amounts in the Company’s consolidated balance sheet as of December 31, 2006 have been reclassified to conform to the current year’s presentation. This reclassification includes bifurcating “Accrued taxes payable, net” as of December 31, 2006 into “Income taxes payable, net” and “Accrued excise and payroll taxes payable, net”.

(b)	Estimates and Assumptions:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include restructuring and impairment charges, inventory valuation, deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, the estimated fair value of embedded derivative liabilities, settlement accruals and litigation and defense costs. Actual results could differ from those estimates.

(c)	Investment in Non-Consolidated Real Estate Businesses:

In accounting for its investment in non-consolidated real estate businesses, the Company applies the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities”, which clarified the application of Accounting Research Bulletin No. 51 (“ARB No. 51”), “Consolidated Financial Statements”. FIN 46(R) requires the Company to identify its participation in Variable Interest Entities (“VIE”),

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
which are defined as entities with a level of invested equity insufficient to fund future activities to operate on a stand-alone basis, or whose equity holders lack certain characteristics typical to holders of equity interests, such as voting rights. For entities identified as VIEs, FIN 46(R) sets forth a model to evaluate potential consolidation based on an assessment of which party, if any, bears a majority of the exposure to the expected losses, or stands to gain from a majority of the expected returns. FIN 46(R) also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required.

New Valley accounts for its 50% interests in Douglas Elliman Realty LLC, Koa Investors LLC and 16th & K Holdings LLC, as well as its approximate 21% interest in Ceebraid Acquisition Corporation (“Ceebraid”) on the equity method because the entities neither meet the definition of a VIE nor is New Valley each respective entity’s primary beneficiary, as defined in FIN 46(R).

In addition, FIN 46(R) includes a scope exception for certain entities that are deemed to be “businesses” and meet certain other criteria. Entities that meet this scope exception are not subject to the accounting and disclosure rules of FIN 46(R), but are subject to the pre-existing consolidation rules under Accounting Research Bulletin No. 51 (“ARB No. 51”), “Consolidated Financial Statements,” which are based on an analysis of voting rights. This scope exception applies to New Valley’s investment in Douglas Elliman Realty LLC and, as a result, under the applicable ARB No. 51 rules, the Company is not required to consolidate this business.

(d)	Distributions and dividends on common stock

The Company records distributions on its common stock as dividends in its condensed consolidated statement of stockholders’ equity to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in-capital.

(e)	Earnings per share

Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividends paid to Company stockholders on September 28, 2007 and September 29, 2006. The dividend was recorded at par value of $287 in 2007 since the Company did not have retained earnings at September 30, 2007. In connection with the 5% stock dividends, the Company increased the number of outstanding stock options by 5% and reduced the exercise prices accordingly. All per share amounts have been presented as if the stock dividends had occurred on January 1, 2006.

In March 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement 128”, which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. For purposes of calculating basic EPS, earnings available to common stockholders for the period are reduced by the contingent interest and the non-cash interest expense associated with the discounts created by the beneficial conversion features and embedded derivatives related to the Company’s convertible notes issued in 2004, 2005 and 2006. The convertible debt issued by the Company in 2004, 2005 and 2006, which are participating securities due to the contingent interest feature, had no impact on EPS for the three and nine months ended September 30, 2007 and 2006, as

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
the dividends on the common stock reduced earnings available to common stockholders so there were no unallocated earnings under EITF Issue No. 03-6.

As discussed in Note 10, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under EITF Issue No. 03-6. Effective with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” using the “modified prospective method” with guidance provided by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” on January 1, 2006, the Company recognizes payments of the dividend equivalent rights ($1,590 and $1,578 for the three months ended September 30, 2007 and 2006, respectively, and $4,800 and $4,734 for the nine months ended September 30, 2007 and 2006, respectively) on these options as “Distributions and dividends on common stock” on the Company’s condensed consolidated statement of changes in stockholders’ equity. In its calculation of basic and diluted EPS for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, the Company has adjusted its net income for the effect of these participating securities as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$15,064	$19,618	$59,572	$26,921
Income attributable to participating securities	(979)	(1,330)	(3,895)	(1,871)

Net income available to common stockholders	$14,085	$18,288	$55,677	$25,050

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding, which includes vested restricted stock.

Diluted EPS includes the dilutive effect of stock options, unvested restricted stock grants and convertible securities. Because the impact of the conversion of the Company’s debt is anti-dilutive, diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding, which includes vested restricted stock, unvested restricted stock grants, stock options and convertible securities.

Basic and diluted EPS were calculated using the following shares for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted-average shares for basic EPS	59,649,338	59,017,939	59,497,324	56,210,077

Plus incremental shares related to stock options and warrants	1,831,975	1,460,383	1,542,491	1,521,629

Weighted-average shares for diluted EPS	61,481,313	60,478,322	61,039,815	57,731,706

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and nine months ended September 30, 2007 and 2006 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Number of stock options	163,092	633,285	218,051	534,794

Weighted-average exercise price	$27.73	$19.31	$25.47	$20.06

Weighted-average shares of non- vested restricted stock	—	666,998	—	684,333

Weighted-average expense per share	N/A	$17.84	N/A	$17.83

Weighted-average number of shares issuable upon conversion of debt	12,315,488	13,188,945	12,315,488	13,116,319

Weighted-average conversion price	$18.02	$18.05	$18.02	$18.09

(f)	Share-Based Payments

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
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
(g)	Comprehensive Income:

Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. Total comprehensive income applicable to common shares for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$15,064	$19,618	$59,572	$26,921

Forward contract adjustments, net of income taxes	26	(50)	19	227

Pension related minimum liability adjustments, net of income taxes	299	—	896	—

Net unrealized gains (losses) on long-term investments accounted under the equity method	(2)	—	238	—

Net unrealized gains (losses) on investment securities available for sale:
Change in net unrealized gains	(2,303)	553	9,066	4,293
Net unrealized gains (losses) reclassified into net income, net of income taxes	35	(878)	719	(850)

Change in unrealized gains	(2,268)	(325)	9,785	3,443

Total comprehensive income	$13,119	$19,243	$70,510	$30,591

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
The components of accumulated other comprehensive income (loss), net of income taxes, were as follows as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Net unrealized gains on investment securities available for sale, net of income taxes of $10,509 and $3,737, respectively	$15,185	$5,400
Net unrealized gains on long term investments accounted for under the equity method, net of income taxes of $284 and $120, respectively	411	173
Forward contracts adjustment, net of income taxes of $225 and $226, respectively	(326)	(345)
Additional pension liability, net of income taxes of $4,470 and $5,076, respectively	(6,919)	(7,815)

Accumulated other comprehensive Income (loss)	$8,351	$(2,587)

(h)	Financial Instruments:

The carrying values of cash and cash equivalents, investment securities available for sale and restricted assets approximate their fair value.

As required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133”, derivatives embedded within the Company’s convertible debt are recognized on the Company’s balance sheet and are stated at estimated fair value as determined by a third party at each reporting period. Changes in the fair value of the embedded derivatives are reflected quarterly as “Change in fair value of derivatives embedded within convertible debt.”

The estimated fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The Company uses forward foreign exchange contracts to mitigate its exposure to changes in exchange rates relating to purchases of equipment from third parties. The primary currency to which the Company is exposed is the Euro. A substantial portion of the Company’s foreign exchange contracts is effective as hedges. The fair value of forward foreign exchange contracts designated as hedges is reported in other current assets or current liabilities and is recorded in other comprehensive income. Although the Company may enter into additional forward foreign exchange contracts, all forward foreign exchange contracts had been settled at September 30, 2007.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
(i)	Revenue Recognition:

Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of any related inventory cost recoveries. Certain sales incentives, including buydowns, are classified as reductions of net sales in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. In accordance with EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, the Company’s accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues totaled $43,025 and $132,305 for the three and nine months ended September 30, 2007 and $48,153 and $127,956 for the three and nine months ended September 30, 2006, respectively. Since the Company’s primary line of business is tobacco, the Company’s financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased excise taxes, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS No. 155”). SFAS No. 155 amends SFAS Nos. 133, “Accounting for Derivative Instruments and Hedging Activities”, and 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125”,

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
and relates to the financial reporting of certain hybrid financial instruments. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a single instrument (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of fiscal years commencing after September 15, 2006. The Company did not elect to retroactively apply SFAS No. 155 and, as a result, it did not have an impact on the Company’s condensed consolidated financial statements.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
2.	RESTRUCTURING

The components of the combined pre-tax restructuring charges relating to the 2006 Vector Research restructuring for the nine months ended September 30, 2007 are as follows:

	Employee	Contract
	Severance	Termination/
	and Benefits	Exit Costs	Total
Balance, December 31, 2006	$484	$338	$822

Utilized	(297)	(324)	(621)

Balance, September 30, 2007	$187	$14	$201

The only remaining component of the 2004 Liggett Vector Brands restructuring at December 31, 2006 and September 30, 2007 was contract termination and exit costs of $850 and $729, respectively. Approximately $121 was utilized for the nine months ended September 30, 2007.

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of income taxes. For the three and nine months ended September 30, 2007 and 2006, net realized gains were $0, $1,433, $0 and $1,386 respectively. In addition, the Company recorded a loss related to other-than-temporary declines in the fair value of its marketable equity securities totaling $58 and $1,216 for the three and nine months ended September 30, 2007, respectively.

The components of investment securities available for sale at September 30, 2007 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable equity securities	$21,039	$25,695	$0	$46,734

Investment securities available for sale as of September 30, 2007 and December 31, 2006 include New Valley LLC’s 13,888,889 and 11,111,111 shares, respectively, of Ladenburg Thalmann Financial Services Inc. (“LTS”) common stock, which were carried at $27,222 and $13,556, respectively (see Note 12). Investment securities available for sale as of September 30, 2007 also include 2,257,110 shares of Opko Health Inc. (“Opko”) common stock, which were carried at $9,119. The Opko shares were acquired in a private placement and have not been registered for resale.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
4.	INVENTORIES

Inventories consist of:

	September 30,	December 31,
	2007	2006
Leaf tobacco	$34,958	$33,363
Other raw materials	3,830	2,725
Work-in-process	166	1,348
Finished goods	47,296	57,485

Inventories at current cost	86,250	94,921
LIFO adjustments	(5,511)	(3,622)

	$80,739	$91,299

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At September 30, 2007, Liggett had leaf tobacco purchase commitments of approximately $15,476. There were no leaf tobacco purchase commitments at Vector Tobacco at that date.

The Company capitalizes the incremental prepaid cost of the Master Settlement Agreement in ending inventory (see Note 8).

LIFO inventories represent approximately 94.2% of total inventories at September 30, 2007 and 91% of total inventories at December 31, 2006.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	September 30,	December 31,
	2007	2006
Land and improvements	$1,418	$1,418
Buildings	13,544	13,366
Machinery and equipment	102,140	103,241
Leasehold improvements	1,887	2,017
Construction-in-progress	2,040	525

	121,029	120,567
Less accumulated depreciation	(64,934)	(60,646)

	$56,095	$59,921

Depreciation and amortization expense on property, plant and equipment for the three and nine months ended September 30, 2007 was $2,469 and $7,554, respectively. Depreciation and amortization expense on property, plant and equipment for the three and nine months ended

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
September 30, 2006 was $2,486 and $7,477, respectively. Future machinery and equipment purchase commitments at Liggett were $3,596 at September 30, 2007.

During the second quarter of 2006, Liggett recognized an impairment charge of $324 associated with its decision to dispose of an asset to an unrelated third party and was recorded as part of operating, selling, general and administrative expenses on the Company’s condensed consolidated statement of operations.

6.	LONG-TERM INVESTMENTS

Long-term investments consist of investments in the following:

	September 30, 2007		December 31, 2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships accounted for at cost	$68,012	$85,040	$32,971	$47,560
Investments accounted for under the equity method	$10,537	$10,537	$10,230	$10,230
The principal business of these investment partnerships is investing in investment securities and real estate. The estimated fair value of the investment partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. New Valley is an investor in real estate partnerships where it has committed to make additional investments of up to an aggregate of $172 at September 30, 2007. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

In August 2006, the Company invested $25,000 in Icahn Partners, LP, a privately managed investment partnership, of which Carl Icahn is the portfolio manager and the controlling person of the general partner, and manager of the partnership. In September 2007, the Company invested an additional $25,000 in Icahn Partners, LP. Based on information available in public filings, the Company believes affiliates of Mr. Icahn are the beneficial owners of approximately 20.2% of Vector’s common stock at September 30, 2007.

The Company’s investments constituted less than 3% of the invested funds in each of the other partnerships at September 30, 2007 and, in accordance with EITF Topic No. D-46, “Accounting for Limited Partnership Investments”, the Company has accounted for such investments using the cost method of accounting.

On November 1, 2006, the Company invested $10,000 in Jefferies Buckeye Fund, LLC (“Buckeye Fund”), a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. The Company believes affiliates of Jefferies Asset Management, LLC beneficially owned approximately 7.8% of Vector’s common stock as of June 30, 2007, which was the date of the most recently available data. The Company’s investment in the Buckeye Fund represented approximately 13.5% of the amounts invested in the Buckeye Fund at September 30, 2007. In accordance with EITF Issue No. 03-16, “Accounting for Investments in Limited Liability

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
Companies”, the Company has accounted for its investment in Buckeye Fund using the equity method of accounting and carried its investment in the Buckeye Fund at $10,537 as of September 30, 2007, which includes $695 ($411 net of income taxes) of unrealized gains on investment securities. The Company recorded losses of $7 and $96 associated with the Buckeye Fund for the three and nine months ended September 30, 2007, respectively.

In the future, the Company may invest in other investments, including limited partnerships, real estate investments, equity securities, debt securities, derivatives and certificates of deposit, depending on risk factors and potential rates of return.

7.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	September 30,	December 31,
	2007	2006
Vector:
11% Senior Secured Notes due 2015	$165,000	$—
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $84,351 and $84,056*	25,649	25,944
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $49,758 and $53,904*	62,106	57,960

Liggett:
Revolving credit facility	138	11,986
Term loan under credit facility	7,956	—
Equipment loans	10,632	12,660

Vector Tobacco:
Notes payable – Medallion acquisition due 2007	—	35,000

V.T. Aviation:
Note payable	6,725	7,448

VGR Aviation:
Note payable	4,445	4,655

Other	201	337

Total notes payable, long-term debt and other obligations	282,852	155,990
Less:
Current maturities	(5,882)	(52,686)

Amount due after one year	$276,970	$103,304

*	The fair value of the derivatives embedded within the 3.875% Variable Interest Senior Convertible Debentures ($65,226 and $59,807 at September 30, 2007 and December 31, 2006, respectively) and the 5% Variable Interest Senior Convertible Notes ($34,462 at September 30, 2007 and $35,666 at December 31, 2006, respectively) is separately classified as a derivative liability in the condensed consolidated balance sheets.
11% Senior Secured Notes due 2015 – Vector:

In August 2007, the Company sold $165,000 of its 11% Senior Secured Notes due 2015 (the “Senior Secured Notes”) in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The Company intends to use the net proceeds of the issuance for

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
general corporate purposes which may include working capital requirements, the financing of capital expenditures, future acquisitions, the repayment or refinancing of outstanding indebtedness, payment of dividends and distributions and the repurchase of all or any part of its outstanding convertible notes.

The Senior Secured Notes pay interest on a semi-annual basis at a rate of 11% per year and mature on August 15, 2015. The Company may redeem some or all of the Senior Secured Notes at any time prior to August 15, 2011 at a make-whole redemption price. On or after August 15, 2011 the Company may redeem some or all of the Senior Secured Notes at a premium that will decrease over time, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. At any time prior to August 15, 2010, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the net proceeds of certain equity offerings at 111% of the aggregate principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. In the event of a change of control, as defined in the indenture governing the Senior Secured Notes, each holder of the Senior Secured Notes may require the Company to repurchase some or all of its Senior Secured Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest and liquidated damages, if any to the date of purchase.

The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by all of the domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses. In addition, some of the guarantees are collateralized by second priority or first priority security interests in certain collateral of some of the subsidiary guarantors pursuant to security and pledge agreements.

In connection with the issuance of the Senior Secured Notes, the Company entered into a Registration Rights Agreement. The Company agreed to consummate a registered exchange offer for the Senior Secured Notes within 360 days after the date of the initial issuance of the Senior Secured Notes. The Company will be required to pay additional interest on the Senior Secured Notes if it fails to timely comply with its obligations under the Registration Rights Agreement until such time as it complies.

The indenture contains covenants that restrict the payment of dividends by the Company if the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the indenture, for the most recently ended four full quarters is less than $50,000. The indenture also restricts the incurrence of debt if the Company’s Leverage Ratio and its Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. The Company’s Leverage Ratio is defined in the indenture as the ratio of the Company’s and the guaranteeing subsidiaries’ total debt less the fair market value of the Company’s cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. The Company’s Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. At September 30, 2007, management believed that the Company was in compliance with all covenants under the indenture.

Variable Interest Senior Convertible Debt – Vector:

Vector has issued two series of variable interest senior convertible debt. Both series of debt pay interest on a quarterly basis at a stated rate plus an additional amount of interest on each payment

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
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

The debentures pay interest on a quarterly basis at a rate of 3.875% per annum plus Additional Interest (the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into the Company’s common stock at the holder’s option. The conversion price, which was $19.50 per share at September 30, 2007, is subject to adjustment for various events, including the issuance of stock dividends.

The debentures will mature on June 15, 2026. The Company must redeem 10% of the total aggregate principal amount of the debentures outstanding on June 15, 2011. In addition to such redemption amount, the Company will also redeem on June 15, 2011 and at the end of each interest accrual period thereafter an additional amount, if any, of the debentures necessary to prevent the debentures from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. The holders of the debentures will have the option on June 15, 2012, June 15, 2016 and June 15, 2021 to require the Company to repurchase some or all of their remaining debentures. The redemption price for such redemptions will equal 100% of the principal amount of the debentures plus accrued interest. If a fundamental change (as defined in the indenture governing the debentures) occurs, the Company will be required to offer to repurchase the debentures at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make-whole premium”.

5% Variable Interest Senior Convertible Notes Due November 2011:

In November 2004, the Company sold $65,500 of its 5% variable interest senior convertible notes due November 15, 2011 in a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The buyers of the notes had the right, for a 120-day period ending March 18, 2005, to purchase up to an additional $16,375 of the notes. At
December 31, 2004, buyers had exercised their rights to purchase an additional $1,405 of the notes, and the remaining $14,959 principal amount of notes was purchased during the first quarter of 2005. In April 2005, Vector issued an additional $30,000 principal amount of 5% variable interest senior convertible notes due November 15, 2011 in a separate private offering to qualified institutional investors in accordance with Rule 144A. These notes, which were issued under a new indenture at a net price of 103.5%, were on the same terms as the $81,864 principal amount of notes previously issued in connection with the November 2004 placement.

The notes pay interest on a quarterly basis at a rate of 5% per annum plus Additional Interest (the “Notes Total Interest”). The notes are convertible into the Company’s common stock at the holder’s option. The conversion price, which was $16.76 at September 30, 2007, is subject to adjustment for various events, including the issuance of stock dividends.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
The notes will mature on November 15, 2011. The Company must redeem 12.5% of the total aggregate principal amount of the notes outstanding on November 15, 2009. In addition to such redemption amount, the Company will also redeem on November 15, 2009 and at the end of each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. The holders of the notes will have the option on November 15, 2009 to require the Company to repurchase some or all of their remaining notes. The redemption price for such redemptions will equal 100% of the principal amount of the notes plus accrued interest. If a fundamental change (as defined in the indenture governing the notes) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make-whole premium”.

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

The estimated initial fair values of the embedded derivates associated with the 3.875% convertible debentures and the 5% convertible notes were $56,214 and $42,041, respectively, at the dates of issuance.

A summary of non-cash interest expense associated with the amortization of the discount created by the embedded derivative liability for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
3.875% convertible debentures	$70	$515	$(98)	$515
5% convertible notes	1,033	763	2,681	2,173

	$1,103	$1,278	$2,583	$2,688

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
A summary of non-cash changes in the estimated fair value of derivatives embedded within convertible debt is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
3.875% convertible debentures	$(5,313)	$(2,099)	$(5,419)	$(2,099)
5% convertible notes	(1,018)	(1,365)	1,204	874

	$(6,331)	$(3,464)	$(4,215)	$(1,225)

The following table reconciles the estimated fair value of derivatives embedded within convertible debt at September 30, 2007.

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total
Balance at December 31, 2006	$59,807	$35,666	$95,473
(Loss) gain from changes in fair value of embedded derivatives	(5,419)	1,204	(4,215)

Balance at September 30, 2007	$65,226	$34,462	$99,688

Beneficial Conversion Feature on Variable Interest Senior Convertible Debt:

After giving effect to the recording of the embedded derivative liability as a discount to the convertible debt, the Company’s common stock had a fair value at the issuance date of the debt in excess of the effective conversion price, resulting in a beneficial conversion feature. EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the intrinsic value of the beneficial conversion feature be recorded to additional paid-in capital and as a discount on the debt. The discount is amortized to interest expense over the term of the debt using the effective interest method.

The initial intrinsic value of the beneficial conversion feature associated with the 3.875% convertible debentures and the 5% convertible notes was $28,381 and $22,138, respectively. In accordance with EITF Issue No. 05-8, “Tax Effects of Beneficial Conversion Features”, the beneficial conversion feature has been recorded, net of income taxes, as an increase to stockholders’ equity.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Amortization of discount created by beneficial conversion feature:

3.875% convertible debentures	$(17)	$218	$(197)	$218
5% convertible notes	572	439	1,465	1,220

Interest expense associated with Discount created by the beneficial conversion feature	$555	$657	$1,268	$1,438

Unamortized Debt Discount:

The following table reconciles the unamortized debt discount at September 30, 2007.

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total
Balance at December 31, 2006	$84,056	$53,904	$137,960
Amortization of debt discount created by:
Embedded derivative	98	(2,681)	(2,583)
Beneficial conversion feature	197	(1,465)	(1,268)

Balance at September 30, 2007	$84,351	$49,758	$134,109

6.25% Convertible Subordinated Notes Due July 15, 2008 – Vector:

In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes paid interest at 6.25% per annum and were convertible into Vector’s common stock, at the option of the holder. The conversion price was subject to adjustment for various events, and any cash distribution on Vector’s common stock resulted in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into Vector’s common stock, in October 2004, $8 of the notes were converted and, in June 2006, $70,000 of the notes were converted. The Company recorded a loss of $14,860 for the nine months ended September 30, 2006 on the conversion of the $70,000 of notes principally as a result of the issuance of 1,010,658 shares of common stock as an inducement for conversion. In August 2006, Vector redeemed the remaining outstanding notes at a redemption price of 101.042% of the principal amount plus accrued interest. The Company recorded a loss of $1,306 in the third quarter of 2006 on the retirement of the notes.

Revolving Credit Facility – Liggett:

Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”) under which $138 was outstanding at September 30, 2007. Availability as determined under the facility was approximately $30,000 based on eligible collateral at September 30, 2007. The facility is collateralized by all

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
inventories and receivables of Liggett and a mortgage on Liggett’s manufacturing facility. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability, as defined, under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility.

Liggett and Wachovia have entered into a series of amendments to the Wachovia credit facility. In February 2007, Liggett entered into an amendment (the “Amendment”) to the Wachovia credit facility that extended the term of the facility from March 8, 2008 to March 8, 2010, subject to automatic renewal for additional one-year periods unless a notice of termination is given by Wachovia or Liggett at least 60 days prior to such date or the anniversary of such date. The Amendment also reduced the interest rates payable on borrowings under the facility and revised certain financial covenants. Prime rate loans under the facility now bear interest at a rate equal to the prime rate of Wachovia, as compared to the previous interest rate of 1.0% above the prime rate. Further, Eurodollar rate loans will now bear interest at a rate of 2.0% above Wachovia’s adjusted Eurodollar rate, as compared to the previous interest rate of 3.5% above the adjusted Eurodollar rate. The Amendment also eliminated the minimum adjusted working capital and net working capital requirements previously imposed by the facility and replaced those requirements with new covenants based on Liggett’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Amendment, and Liggett’s capital expenditures, as defined in the Amendment. The revised covenants provide that Liggett’s EBITDA, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility, is less than $20,000. The revised covenants also require that annual capital expenditures (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year. At September 30, 2007, management believed that Liggett was in compliance with all covenants under the credit facility.

On August 13, 2007, Liggett entered into an amendment (“the Fifth Amendment”) to the facility that provided an $8,000 term loan to 100 Maple LLC (“Maple”), a subsidiary of Liggett, within the commitment under the existing credit facility. The $8,000 term loan is collateralized by the existing collateral securing the credit facility, and is also collateralized by a lien on certain real property (the “Mebane Property”) owned by Maple. The Mebane Property also secures the other obligations of Liggett under the credit facility. The $8,000 term loan did not increase the $50,000 borrowing amount of the credit facility, but did increase the outstanding amounts under the credit facility by the $8,000 term loan amount and proportionately reduces the maximum borrowing availability under the facility. The Fifth Amendment also extended the term of the facility from March 8, 2010 to March 8, 2012, subject to automatic renewal for additional one-year periods unless notice of termination is given by Wachovia or Liggett at least 60 days prior to such date or the anniversary of such date.

On August 16, 2007, Liggett entered into an amendment (“the Sixth Amendment”) to the credit facility which permitted the guaranty of the Senior Secured Notes by each of Liggett and Maple and the pledging of certain assets of Liggett and Maple on a subordinated basis to secure their guarantees. The Sixth Amendment also amended the credit facility to grant to Wachovia a blanket lien on all the assets of Liggett and Maple, excluding any equipment pledged to current or future purchase money or other financiers of such equipment and excluding any real property, other than the Mebane Property and other real property to the extent its value is in excess of $5,000. In connection with the Sixth Amendment, Wachovia, Liggett, Maple and the collateral agent for the holders of the Company’s Senior Secured Notes entered into an intercreditor agreement, pursuant to which the liens of the collateral agent on the Liggett and Maple assets will be subordinated to the liens of Wachovia on the Liggett and Maple assets.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
Equipment Loans – Liggett:

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

In September 2002, Liggett purchased equipment for $1,573 through the issuance of a note guaranteed by the Company, payable in 60 monthly installments of $26 plus interest calculated at LIBOR plus 4.31%. The notes were paid in full in the third quarter of 2007.

In October 2005, Liggett purchased equipment for $4,441 through a financing agreement payable in 24 installments of $112 and then 24 installments of $90. Interest is calculated at 4.89% per annum. Liggett was required to provide a security deposit equal to 25% of the funded amount ($1,110).

In December 2005, Liggett purchased equipment for $2,273 through a financing agreement payable in 24 installments of $58 and then 24 installments of $46. Interest is calculated at 5.03% per annum. Liggett was required to provide a security deposit equal to 25% of the funded amount ($568).

In August 2006, Liggett purchased equipment for $7,922 through a financing agreement payable in 30 installments of $191 and then 30 installments of $103. Interest is calculated at 5.15% per annum. Liggett was required to provide a security deposit equal to 20% of the funded amount ($1,584).

In May 2007, Liggett purchased equipment for $1,576 through a financing agreement payable in 60 installments of $32. Interest is calculated at 7.99% per annum.

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

Note Payable – V.T. Aviation:

In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 119 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,865 in 2011 based on current interest rates.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
Note Payable – VGR Aviation:

In February 2002, V.T. Aviation LLC purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by the Company. The loan is payable in 119 monthly installments of $40, including annual interest of 2.75% above the 30-day average commercial paper rate, with a final payment of $3,776 in 2012 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to the Company’s direct subsidiary, VGR Aviation LLC, which assumed the debt.
8.	CONTINGENCIES

Smoking-Related Litigation:

Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. Liggett incurred legal expenses and other litigation costs totaling approximately $1,648 and $989 for the three months ended September 30, 2007 and 2006, respectively, and $5,886 and $3,452 for the nine months ended September 30, 2007 and 2006, respectively.

Individual Actions. As of September 30, 2007, there were approximately 250 cases pending against Liggett (excluding approximately 950 individual cases pending in West Virginia state court as a consolidated action), and in most cases other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 168 were pending in Florida (many of which name the Company as a defendant), 32 in Mississippi, 15 in Missouri, 11 in New York and 11 in Maryland. The balance of the individual cases was pending in seven states and territories.

There are currently three individual cases pending where Liggett is the only tobacco company defendant. In April 2004, in Davis v. Liggett Group Inc., a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett appealed both the verdict and the award of legal fees. In October 2007, the Fourth District Court of Appeal affirmed the compensatory award. Liggett filed a motion for rehearing and/or certification which is currently pending before the appellate court. In March 2005, in Ferlanti v.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
Liggett Group Inc., a Florida state court granted Liggett’s motion for summary judgment. The plaintiff appealed and in June 2006, the appellate court reversed and remanded back to the trial court. The court granted leave to plaintiff to add a claim for punitive damages. Discovery is ongoing. The case is set for trial in January 2008. There is no activity in the other case where Liggett is the sole tobacco company defendant.

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

Jury awards representing material amounts of damages have been returned against other cigarette manufacturers in recent years. The awards in these individual actions are for both compensatory and punitive damages. Over the last several years, after conclusion of all appeals, damage awards have been paid to several individual plaintiffs by other cigarette manufacturers including an award of $5,500 in compensatory damages and $50,000 in punitive damages, plus $27,000 in interest, paid in 2006 by Philip Morris in Boeken v. Philip Morris. Liggett was not a party to those actions. There are several significant jury awards against other cigarette manufacturers which are on appeal.

Class Actions. As of September 30, 2007, there were 11 actions pending for which either a class has been certified or plaintiffs are seeking class certification, where Liggett is a named defendant. Other cigarette manufacturers are also named. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in Castano v. American Tobacco Co., reversed a federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
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

In November 2000, Liggett filed a $3,450 bond in order to stay execution of the Engle judgment pending appeal. In May 2001, Liggett, along with Philip Morris and Lorillard Tobacco Company, reached an agreement with the Engle class, which provided assurance of the ability to appeal the jury’s July 2000 punitive damage verdict. As required by the agreement, Liggett released the existing $3,450 bond and paid $6,273 into an escrow account to be distributed to the class, upon completion of the appellate process, regardless of the outcome of the appeal. Entitlement to the escrowed monies will ultimately have to be determined by the court.

In May 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case with instructions to decertify the class. The judgment in favor of one of the three class plaintiffs, in the amount of $5,831, was overturned as time barred and the court found that Liggett was not liable to the other two class plaintiffs.

In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 Third District Court of Appeal’s decision. Among other things, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the class should be decertified prospectively, but preserved several of the Phase I findings (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) the defendants agreed to misrepresent information relating to the health effects of cigarettes with the intention that the public would rely on this information to its detriment; (vi) all defendants sold or supplied cigarettes that were defective; and (vii) all defendants were negligent) and allowed former class members to proceed to trial on individual liability issues (utilizing the above findings) and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year from January 11, 2007. In December 2006, the Florida Supreme Court refused to revise its July 2006 ruling, except that it vacated finding (v) listed above and added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. The Florida Supreme Court issued its mandate on that decision on January 11, 2007, at which time the case was remanded to the Third District Court of Appeal for further proceedings consistent with the Florida Supreme Court’s opinion. The Third District Court of Appeal remanded the case to the trial court. Class counsel filed motions for attorneys’ fees and costs. In May 2007, the defendants, including Liggett, filed a petition for writ of certiorari with the United States Supreme Court. The petition was denied in September 2007. In October 2007, defendants filed a petition for rehearing before the United States Supreme Court.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
The Company anticipates that the Florida Supreme Court’s decision will result in the filing of a large number of individual personal injury cases in Florida. Since the Florida Supreme Court’s decision, there have been approximately 120 Engle progeny cases filed and served where either Liggett or the Company, or both, have been named as defendants.

In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Company, awarded $37,500 in compensatory damages in a case involving Liggett and two other tobacco manufacturers. In March 2003, the court reduced the amount of the compensatory damages to $24,860. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle class member suit following entry of final judgment by the Engle trial court. After the verdict was returned, the case was abated pending completion of the Engle appeal. After the issuance of the Florida Supreme Court’s opinion discussed above, the plaintiff filed a motion requesting that the trial court enter partial final judgment, tax costs and attorneys’ fees and schedule trial on the punitive damages claims. Oral argument was held in March 2007 and the parties are awaiting a decision. Liggett may ultimately be required to bond the amount of the judgment against it to perfect its appeal.

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

Class action suits have been filed in a number of states against cigarette manufacturers, alleging, among other things, that the use of the terms “light” and “ultra light” constitutes unfair and deceptive trade practices, among other things. One such suit, Schwab v. Philip Morris, pending in federal court in New York since 2004, seeks to create a nationwide class of “light” cigarette smokers. The action asserts claims under RICO. The proposed class is seeking as much as $200,000,000 in damages, which could be trebled under RICO. In November 2005, the court ruled that if the class is certified, the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members. Fluid recovery would permit potential damages to be paid out in ways other than merely giving cash directly to plaintiffs, such as establishing a pool of money that could be used for public purposes. In September 2006, the court granted plaintiff’s motion for class certification. In November 2006, the United States Court of Appeals for the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. Oral argument was held in July 2007 and the parties are awaiting a decision. Liggett is a defendant in the case.

In June 1998, in Cleary v. Philip Morris, Inc., a putative class action was brought in Illinois state court on behalf of persons who have allegedly been injured by (i) the defendants’ purported conspiracy pursuant to which defendants allegedly concealed material facts regarding the addictive nature of nicotine; (ii) the defendants’ alleged acts of targeting their advertising and marketing to minors; and (iii) the defendants’ claimed breach of the public’s right to defendants’ compliance with laws prohibiting the distribution of cigarettes to minors. The plaintiffs request that the defendants be required to disgorge all profits unjustly received through their sale of cigarettes to plaintiffs, which in no event will be greater than $75,000 each, inclusive of punitive damages, interest and costs. In July

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
2006, the plaintiffs filed a motion for class certification. A class certification hearing occurred on September 6, 2007 and the parties are awaiting a decision. Merits discovery is stayed pending a ruling by the court on class certification. Liggett is a defendant in the case.

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

Governmental Actions. As of September 30, 2007, there were three Governmental Actions pending against Liggett. The claims asserted in these health care cost recovery actions vary. In most of these cases, the governmental entities assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

In September 1999, the United States government commenced litigation against Liggett and other cigarette manufacturers in the United States District Court for the District of Columbia. The action sought to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the federal government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in alleged fraud and other allegedly unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The action asserted claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer provisions of the Social Security Act (“MSP”) and RICO. In September 2000, the court dismissed the government’s claims based on MCRA and MSP. Trial of the case concluded in June 2005.

In August 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. The Final Judgment, among other things, ordered the following relief against the non-Liggett defendants: (i) the defendants are enjoined from committing any act of racketeering concerning the manufacturing, marketing, promotion, health

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
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

No monetary damages were awarded other than the government’s costs. In October 2006, the United States Court of Appeals for the District of Columbia stayed the Final Judgment pending appeal. The defendants filed amended notices of appeal in March 2007. In May 2007, the court of appeals issued a briefing schedule that extends into the second quarter of 2008. It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. While Liggett was excluded from the Final Judgment, to the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise imposes regulations which adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.

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

Third-Party Payor Actions. As of September 30, 2007, there were two Third-Party Payor Actions pending where Liggett is a defendant. Other cigarette manufacturers are also named. The Third-Party Payor Actions typically have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. In Third-Party Payor Actions, plaintiffs seek damages for: funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys’ fees. Although no specific amounts are provided, it is understood that requested damages against the tobacco company defendants in these cases might be in the billions of dollars.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
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

In August 2005, the United Seniors Association, Inc. filed a lawsuit in federal court in Massachusetts pursuant to the private cause of action provisions of the MSP seeking to recover for the Medicare program all expenditures on smoking-related diseases since August 1999. In August 2006, the court granted the defendants’ motion to dismiss the complaint which was affirmed by the appellate court in August 2007.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
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

Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.3% of the total cigarettes shipped in the United States during 2004, 2.2% during 2005 and 2.4% during 2006. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, would pay on each excess unit an amount equal (on a per-unit basis) to that due by the OPMs for that year, subject to applicable adjustments, offsets and reductions. In April 2004, Liggett and Vector Tobacco paid $50,322 for their 2003 MSA obligations. In April 2005, Liggett and Vector Tobacco paid $20,982 for their 2004 MSA obligations. In April 2006, Liggett and Vector Tobacco paid $10,637 for their 2005 MSA obligations. In April 2007, Liggett and Vector Tobacco paid $38,743 for their 2006 MSA obligations. Liggett and Vector Tobacco expensed $10,144 and $35,929 for the three and nine months ended September 30, 2007, respectively, and $12,395 and $24,101 for the three and nine months ended September 30, 2006, as part of cost of goods sold.

Under the payment provisions of the MSA, the Participating Manufacturers are required to pay a base annual amount of $9,000,000 in 2008 and each year thereafter (subject to applicable adjustments, offsets and reductions). These annual payments are allocated based on unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligations of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.

In 2005, the independent auditor under the MSA calculated that Liggett owed $28,668 for its 2004 sales. In April 2005, Liggett paid $11,678 and disputed the balance, as permitted by the MSA. Liggett subsequently paid $9,304 of the disputed amount, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At September 30, 2007, included in “Other assets” on the Company’s condensed consolidated balance sheet, was a receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686 is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the independent auditor’s retroactive change from “gross” to “net” units in calculating MSA payments, which Liggett contends is improper, as discussed below. From its April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,612 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,000 relating to the retroactive change from “gross” to “net” units.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
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

Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation has been commenced in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. To date, 46 of 47 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable and 30 of those decisions are final. In Louisiana, Participating Manufacturers have moved for reconsideration of the court’s decision that the dispute was not arbitrable. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.

In October 2004, the independent auditor notified Liggett and all other Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, have been recalculated utilizing “net” unit amounts, rather than “gross” unit amounts (which had been utilized since 1999). The change in the method of calculation could, among other things, require additional MSA payments by Liggett of approximately $14,200, plus interest, for 2001 through 2006, require an additional payment of approximately $3,400 for 2007 and require additional amounts in future periods because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
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

In 2003, in order to resolve any potential issues with Minnesota as to Liggett’s ongoing settlement obligations, Liggett negotiated a $100 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2004, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. In December 2004, Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In March 2005, Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. Liggett offered Florida $2,500 in a lump sum to settle all alleged obligations through December 31, 2006 and $100 per year thereafter in any year in which cigarettes manufactured by Liggett are sold in Florida, to resolve all alleged future obligations under the settlement agreement. In November 2004, Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In April 2005, Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. No specific monetary demand has been made by Texas. Liggett has met with representatives of Mississippi and Texas to discuss the issues relating to the alleged defaults, although no resolution has been reached.

Except for $2,500 accrued at September 30, 2007, in connection with the foregoing matters, no other amounts have been accrued in the accompanying condensed consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters or that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
entered into an agreement with General Tobacco purporting to allow it to become an SPM under the MSA. General Tobacco imports discount cigarettes manufactured in Colombia, South America.

In the notice sent to the Attorneys General, the Company’s subsidiaries indicated that they sought to enforce the terms of the MSA, void the General Tobacco agreement and enjoin the Settling States and National Association of Attorneys General from listing General Tobacco as a Participating Manufacturer on their websites. Several SPMs, including Liggett and Vector Tobacco, filed a motion in state court in Kentucky seeking to enforce the terms of the MSA with respect to General Tobacco or, alternatively, to receive the same treatment as General Tobacco under the MSA’s most favored nation clause. In January 2006, the court entered an order denying the motion and finding that the terms of the General Tobacco settlement agreement were not in violation of the MSA. The judge also found that the SPMs, under these circumstances, were not entitled to most favored nation treatment. These SPMs appealed to the Kentucky court of appeals, which affirmed the decision.

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

Upcoming Trials. There are five individual actions in New York state court, where Liggett is a defendant, along with other tobacco companies, that may be set for trial in 2007 or 2008. One individual action in Florida is set for trial in January 2008. Liggett is the sole tobacco company defendant in this case. Three other individual actions in Florida, where Liggett and other cigarette manufacturers are defendants, may be set for trial in 2008.

Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision in the Engle case. Although the Florida Supreme Court affirmed the decision to decertify the class on a prospective basis and the order vacating the punitive damages award, the court upheld certain of the trial court’s Phase I determinations. In June 2002, the jury in the Lukacs case, an individual case brought under the third phase of the Engle case, awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The plaintiff filed a motion for the trial court to enter partial final judgment, tax costs and attorneys’ fees, and schedule trial on the punitive damages claim. Oral argument on the motion occurred in March 2007 and the parties are awaiting a decision. Liggett may ultimately be required to bond the amount of the judgment entered against it to perfect its appeal. In April 2004, a jury in a Florida state court action awarded compensatory damages of

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
approximately $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett appealed both the verdict and the award of legal fees. In October 2007, the Fourth District Court of Appeal affirmed the compensatory award. Liggett filed a motion for rehearing and/or certification. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments as a result of the decision in the Engle case, including the filing of a large number of individual personal injury cases in Florida. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. In August 2006, the trial court in the Department of Justice case entered a Final Judgment and Remedial Order against certain cigarette manufacturers, other than Liggett. It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
Beginning in 2002, Liggett was served in three class actions filed on behalf of purported descendants of slaves, seeking reparations from defendants, including Liggett, for alleged profits arising from the use of slave labor. In October 2002, these three actions were consolidated by the court. In July 2005, the district court granted defendants’ motions to dismiss these actions. Thereafter, plaintiffs appealed. Oral argument was held in September 2006 and on December 13, 2006, the appellate court affirmed in part and reversed in part the district court’s decision. The court affirmed the district court’s dismissal without prejudice, for lack of standing, of all claims except those brought by putative legal representatives. The dismissal of claims brought by the putative legal representatives was affirmed on the merits, and therefore, those claims were dismissed with prejudice. The dismissal of the consumer protection claims was reversed and the case was remanded to the district court for further proceedings on those claims. Certain plaintiffs have filed amended complaints, although these amended complaints do not name Liggett as a defendant.

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

Other Matters:

In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. Trademarks’ future royalties have been guaranteed by Altria Group Inc., the parent of Philip Morris. As a result of Altria Group’s investment-grade debt rating, the Company believes that no premium would be required by Eve to issue the same guarantee in a stand alone arm’s length transaction. Thus, the Company believes the fair value of Eve’s guarantee was negligible at September 30, 2007.

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at September 30, 2007.

There are several other proceedings, lawsuits and claims pending against the Company and certain of its consolidated subsidiaries unrelated to tobacco or tobacco product liability. Management is of

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect the Company’s financial position, results of operations or cash flows.

9.	EMPLOYEE BENEFIT PLANS

Defined Benefit and Postretirement Plans:

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the three and nine months ended September 30, 2007 and 2006 consists of the following:

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2007	30, 2006	30, 2007	30, 2006
Service cost – benefits earned during the period	$1,062	$1,225	$3,186	$3,675
Interest cost on projected benefit Obligation	2,281	2,250	6,843	6,750
Expected return on plan assets	(3,183)	(3,145)	(9,549)	(9,435)
Amortization of prior service cost	351	262	1,053	786
Amortization of net loss	176	435	528	1,305

Net expense	$687	$1,027	$2,061	$3,081

	Other		Other
	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2007	30, 2006	30, 2007	30, 2006
Service cost – benefits earned during the period	$4	$5	$12	$15
Interest cost on projected benefit Obligation	148	150	444	450
Amortization of net (gain) loss	(26)	3	(78)	9

Net expense	$126	$158	$378	$474

The Company did not make contributions to its pension benefits plans for the three and nine months ended September 30, 2007 and does not anticipate making any contributions to such plans in 2007. The Company anticipates paying approximately $775 in other postretirement benefits in 2007.

10.	STOCK-BASED COMPENSATION

Stock Options. On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which requires the Company to value unvested stock options granted prior to the adoption of SFAS No. 123(R) under the fair value method of accounting and expense this amount in the statement of operations over the stock option’s remaining vesting period. Upon adoption, there was no cumulative adjustment for the impact of the change in accounting principle because the assumed forfeiture rate

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
did not differ significantly from prior periods. The Company recognized stock-based compensation expense of $45 and $123 related to stock options for the three months ended September 30, 2007 and 2006, respectively and $142 and $438 related to stock options for the nine months ended September 30, 2007 and 2006, respectively.

The terms of certain stock options awarded under the Company’s Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”) in January 2001 and November 1999 provide for common stock dividend equivalents (at the same rate as paid on the common stock) with respect to the shares underlying the unexercised portion of the options. Effective January 1, 2006, in accordance with SFAS No. 123(R), the Company recognizes payments of the dividend equivalent rights on these options as “Distributions and dividends on common stock” on the Company’s condensed consolidated statement of changes in stockholders’ equity ($1,590 and $1,578 for the three months ended September 30, 2007 and 2006, respectively, and $4,800 and $4,734 for the nine months ended September 30, 2007 and 2006, respectively).

The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $2,065 and $209, respectively, and $3,515 and $1,104 for the nine months ended September 30, 2007 and 2006, respectively.

Restricted Stock Awards. In September 2005, the President of the Company was awarded a restricted stock grant of 551,250 shares of the Company’s common stock and, on November 16, 2005, he was awarded an additional restricted stock grant of 86,622 shares of the Company’s common stock, in each case, pursuant to the 1999 Plan. Pursuant to the restricted share agreements, one-fourth of the shares vested on September 15, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through September 15, 2009. In the event his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in his restricted share agreements) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. These restricted stock awards by the Company replaced the unvested portion of a New Valley restricted stock grant relinquished by the President of the Company. The number of restricted shares of the Company’s common stock awarded to him (637,872 shares) was the equivalent of the number of shares of the Company’s common stock that would have been issued to him had he retained his unvested New Valley restricted shares and those shares were exchanged for the Company’s common stock in the exchange offer and subsequent merger whereby the Company acquired the remaining minority interest in New Valley in December 2005. The Company recorded deferred compensation of $11,340 representing the fair market value of the total restricted shares on the dates of grant. The deferred compensation will be amortized over the vesting period as a charge to compensation expense. The Company recorded an expense of $715 and $749 associated with the grants for the three months ended September 30, 2007 and 2006, respectively, and $2,121 and $2,273 associated with the grants for the nine months ended September 30, 2007 and 2006, respectively.

In November 2005, the President of Liggett and Liggett Vector Brands was awarded a restricted stock grant of 55,125 shares of the Company’s common stock pursuant to the 1999 Amended Plan. Pursuant to his restricted share agreement, one-fourth of the shares vest on November 1, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through November 1, 2009. In the event his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in his restricted share agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The Company recorded deferred compensation of $1,018 representing the fair market value of the restricted shares on the date of grant. The Company

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
recorded an expense of $64 and $191 for the three and nine months ended September 30, 2007, respectively. The Company recorded an expense of $63 and $191 for the three and nine months ended September 30, 2006, respectively.

On June 1, 2004, the Company granted 12,154 restricted shares of the Company’s common stock pursuant to the 1999 Amended Plan to each of its four outside directors. The shares vested over three years and the Company recognized $644 of expense over the vesting period. On June 4, 2007, the Company granted 10,500 restricted shares of the Company’s common stock pursuant to the 1999 Amended Plan to each of its four outside directors. The shares will vest over three years and the Company will recognize $792 of expense over the vesting period.

The Company recognized $66 and $177 of expense for the three and nine months ended September 30, 2007, respectively, and $55 and $161 of expense for the three and nine months ended September 30, 2006, respectively, in connection with the 2004 and 2007 restricted stock awards to its outside directors.

The Company’s accounting policy is to treat dividends paid on restricted stock as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.

11.	INCOME TAXES

Vector’s income tax rates for the three and nine months ended September 30, 2007 and 2006 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes offset by the impact the items applied using the discrete method discussed below and, in 2007, the domestic production activities deduction.

The Company’s provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an Interpretation of Accounting Principles Board Opinion No. 28”. The Company’s anticipated effective annual income tax rate from ordinary operations is approximately 46%.

For the three months ended September 30, 2007, the Company did not include a $2,200 benefit from the recognition of previously unrecognized tax benefits in the computation of the effective annual income tax rate for 2007 on the estimated pre-tax results from ordinary operations, which reduced the Company’s income tax provision by $2,200.

For the nine months ended September 30, 2007, the Company did not include the $2,200 benefit discussed above, a $450 benefit from the settlement of a state income tax assessment, the income from the lawsuit settlement with the United States government (see Note 8) or the gain from the exchange of the LTS notes (see Note 12) in the computation of the effective annual income tax rate for 2007 on estimated pre-tax results from ordinary operations. These items reduced the Company’s income tax provision by approximately $3,800 for the nine months ended September 30, 2007. Accordingly, the provision for income taxes for the three and nine months ended September 30, 2007 has been computed by applying the discrete method in accordance with FIN 18 to account for these items.

The Company also anticipates that its income tax expense for the fourth quarter of 2007 will be reduced by approximately $900 due to the reversal of previously established valuation allowances at Vector Tobacco. These valuation allowances had been established against deferred tax assets from

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
net operating losses which have previously been limited. This will be applied using the discrete method.

For the three months ended September 30, 2006, the Company did not include a $11,500 reduction in previously established reserves in the computation of the effective annual income tax rate for 2006 on the estimated pre-tax results from ordinary operations.

On July 20, 2006, the Company entered into a settlement with the Internal Revenue Service with respect to the Philip Morris brand transaction where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. The Company deferred for income tax purposes, a portion of the gain on the transaction until such time as the options were exercised. In connection with an examination of the Company’s 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in September 2003 a notice of proposed adjustment. The notice asserted that, for tax purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. As part of the settlement, the Company agreed that $87,000 of the gain on the transaction would be recognized by the Company as income for tax purposes in 1999 and that the balance of the remaining gain, net of previously capitalized expenses of $900, ($192,000) will be recognized by the Company as income in 2008 or 2009, upon exercise of the options. The Company paid approximately $41,400 during the third and fourth quarters of 2006, including interest, with respect to the gain recognized in 1999. As a result of the settlement, the Company reduced, during the third quarter of 2006, the excess portion ($11,500) of a previously established reserve in its consolidated financial statements, which resulted in a decrease in such amount in reported income tax expense in the consolidated statements of operations.

Vector’s income tax rate for the nine months ended September 30, 2006 does not bear a customary relationship to statutory income tax rates as a result of the impact of the nondeductible expense associated with the conversion of its 6.25% convertible notes due 2008, other nondeductible expenses and state income taxes, offset by the $11,500 reduction in previously established reserves. This reduced income tax expense for the nine months ended September 30, 2006 by approximately $5,450.

The Company or its subsidiaries file U.S. federal income tax returns and tax returns in various state and local jurisdictions. With few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities for years ending before 2003. In July 2006, the Company and the Internal Revenue Service entered into a settlement for taxable years ending on and before December 31, 1999. The Internal Revenue Service has not audited the Company’s U.S. income tax returns for years after December 31, 1999. The Company could potentially recognize net reductions to its total unrecognized tax benefits within the next 12 months of approximately $900.

As discussed in Note 1(k), the Company adopted FIN 48 as of January 1, 2007. The Company did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of the adoption of FIN 48, that impacted the January 1, 2007 accumulated deficit. The total amount of unrecognized tax benefits was $11,685 at January 1, 2007 and increased $1,777 and $3,027 during the three and

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
nine months ended September 30, 2007, respectively. The total amount of tax benefits that, if recognized, would impact the effective tax rate was $11,685 and $14,712 at December 31, 2006 and September 30, 2007, respectively. These amounts have been included in “Income taxes payable” on the Company’s condensed consolidated balance sheet at September 30, 2007 and December 31, 2006.

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

New Valley provided a full reserve against the LTS notes in 2002 and carried the notes on its consolidated balance sheet at $0 prior to the exchange. In connection with the debt exchange, the Company recorded a gain of $8,121, which consisted of the fair value of the 2,777,778 shares of LTS common stock at June 29, 2007 (the transaction date) and interest received in connection with the exchange, in the second quarter of 2007.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
13.	INVESTMENTS IN NON-CONSOLIDATED REAL ESTATE BUSINESSES

New Valley accounts for its 50% interests in Douglas Elliman Realty LLC, Koa Investors LLC and 16th & K Holdings LLC, as well as its 21% interest in Ceebraid on the equity method. See Note 1(c). Douglas Elliman Realty operates a residential real estate brokerage company in the New York metropolitan area. Koa Investors owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter 2004 as a four star resort with 521 rooms. 16th and K Holdings acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C. in August 2005. The St. Regis Hotel was temporarily closed for an extensive renovation on August 31, 2006. Ceebraid owns the Holiday Isle Resort in Islamorada, Florida.

The components of “Investments in non-consolidated real estate businesses” were as follows as of September 30, 2007 and December 31, 2006:

	September 30,
	2007	December 31, 2006
Douglas Elliman Realty LLC	$33,073	$20,481
16th and K Holdings LLC	6,049	7,182
Ceebraid Acquisition Corporation	—	753
Koa Investors LLC	—	—

Investments in non-consolidated real estate businesses	$39,122	$28,416

Residential Brokerage Business. New Valley recorded income of $6,621 and $3,605 for the three months ended September 30, 2007 and 2006, respectively, and income of $17,763 and $10,645 for the nine months ended September 30, 2007 and 2006, respectively, associated with its interest in Douglas Elliman Realty. New Valley’s income includes 50% of Douglas Elliman’s net income, as well as interest income earned by New Valley on a subordinated loan to Douglas Elliman Realty, increases to income resulting from amortization of negative goodwill which resulted from purchase accounting, and management fees. New Valley received cash distributions from Douglas Elliman Realty LLC of $322 and $2,385 for the three months ended September 30, 2007 and 2006, respectively, and $5,170 and $3,426 for the nine months ended September 30, 2007 and 2006, respectively.

Summarized financial information for Douglas Elliman Realty for the three and nine months ended September 30, 2007 and 2006 and as of September 30, 2007 and December 31, 2006 is presented below.

	September 30,
	2007	December 31, 2006
Cash	$33,685	$19,307
Other current assets	7,693	6,218
Property, plant and equipment, net	18,703	19,538
Trademarks	21,663	21,663
Goodwill	38,193	38,087

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited

	September 30,
	2007	December 31, 2006
Other intangible assets, net	1,748	1,966
Other non-current assets	850	1,001
Notes payable – current	2,281	2,880
Current portion of notes payable to member - Prudential Real Estate Financial Services of America, Inc.	9,562	1,500
Current portion of notes payable to member – New Valley	1,152
Other current liabilities	22,584	21,506
Notes payable – long term	4,038	3,175
Notes payable to member – Prudential Real Estate Financial Services of America, Inc.	13,612	32,557
Notes payable to member – New Valley	7,966	8,875
Other long-term liabilities	3,996	5,204
Members’ equity	57,344	32,083

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$110,139	$86,082	$313,434	$264,157
Costs and expenses	95,249	76,450	272,314	236,882
Depreciation expense	1,476	1,272	4,528	3,735
Amortization expense	111	102	285	307
Interest expense, net	966	1,412	3,424	4,346
Income tax expense	57	427	247	764

Net income	$12,280	$6,419	$32,636	$18,123

Hawaiian Hotel. New Valley did not record any income for the three months ended September 30, 2007 and recorded a loss of $325 for the three months ended September 30, 2006, associated with Koa Investors. New Valley recorded a loss of $750 and income of $829 for the nine months ended September 30, 2007 and 2006, respectively, associated with Koa Investors. The income in the 2006 period related to the receipt of a tax credit of $1,154 from the State of Hawaii, which was received in the first quarter of 2006, offset by equity in the loss of Koa Investors of $325 during the third quarter of 2006.

In the event that Koa Investors makes distributions of cash, New Valley is entitled to 50% of the cash distributions until it has recovered its invested capital and achieved an annual 12% internal rate of return (“IRR”), compounded on a quarterly basis. New Valley is then entitled to 35% of subsequent cash distributions until it has achieved an annual 25% IRR. New Valley is then entitled to 30% of subsequent cash distributions until it has achieved an annual 35% IRR. After New Valley has achieved an annual 35% IRR, it is then entitled to 25% of subsequent cash distributions.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
Summarized financial information for the three and nine months ended September 30, 2007 and 2006 and as of September 30, 2007 and December 31, 2006 for Koa Investors is presented below.

	September 30,
	2007	December 31, 2006
Cash	$647	$1,264
Restricted assets	3,784	3,279
Other current assets	2,141	2,030
Property, plant and equipment, net	64,116	67,889
Deferred financing costs, net	773	1,297
Accounts payable and other current liabilities	10,813	5,930
Notes payable	84,260	87,661
Members’ deficit	(23,612)	(17,832)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$7,110	$7,718	$23,454	$22,936
Costs and operating expenses	6,550	7,077	20,765	20,661
Management fees	30	40	90	100
Depreciation and amortization expense	1,559	1,527	4,657	4,452
Interest expense, net	1,728	1,688	5,013	4,900

Net loss	$(2,757)	$(2,614)	$(7,071)	$(7,177)

In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82,000 at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57,000 construction loan and distributed a portion of the proceeds to its members, including $5,500 to New Valley. As a result of the refinancing, New Valley suspended its recognition of equity losses in Koa Investors to the extent such losses exceed its basis plus any commitment to make additional investments, which totaled $600 at the refinancing. New Valley recorded a $600 liability for its future obligation to Koa Investors which was carried under “Other liabilities” on the Company’s consolidated balance sheet at December 31, 2005. In August 2006, New Valley contributed $925 to Koa in the form of $600 of the required contributions and $325 of discretionary contributions. Accordingly, the Company recognized a $325 loss from its equity investment in Koa Investors for the year ended December 31, 2006. Although New Valley was not obligated to fund any additional amounts to Koa Investors at December 31, 2006, New Valley made a $750 capital contribution in February 2007, which was recognized as an equity loss from non-consolidated real estate businesses for the nine months ended September 30, 2007. The Company anticipates recognizing losses from any future contributions made to Koa Investors.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
New Valley accounts for its interest in Hotel LLC under the equity method and recorded a loss of $32 and $588 for the three months ended September 30, 2007 and 2006, respectively, and $134 and $887 for the nine months ended September 30, 2007 and 2006, respectively. The St. Regis Hotel was temporarily closed on August 31, 2006 for an extensive renovation. Hotel LLC is capitalizing all costs other than management fees related to the renovation of the property during the renovation phase.

In the event that Hotel LLC makes distributions of cash, New Valley is entitled to 50% of the cash distributions until it has recovered its invested capital and achieved an annual 11% IRR, compounded quarterly. New Valley is then entitled to 35% of subsequent cash distributions until it has achieved an annual 22% IRR. New Valley is then entitled to 30% of subsequent cash distributions until it has achieved an annual 32% IRR. After New Valley has achieved an annual 32% IRR, it is then entitled to 25% of subsequent cash distributions.

In 2007, Hotel LLC entered into certain agreements to sell 90% of the St. Regis Hotel. In addition to retaining a 2.5% interest, net of incentives, in the St. Regis Hotel, New Valley anticipates receiving approximately $20,000 associated with the sale of the hotel in 2007 and approximately an additional $4,000 in various installments between 2008 and 2012.

Summarized financial information as of September 30, 2007 and December 31, 2006 for the three and nine months ended September 30, 2007 and 2006 for Hotel LLC is presented below.

	September 30,
	2007	December 31, 2006
Cash	$—	$1,041
Restricted assets	5,208	771
Other current assets	290	524
Property, plant and equipment, net	98,239	56,311
Deferred financing costs, net	3,280	462
Other assets	—	82
Current portion of mortgages payable	500	500
Cash overdraft	2,035	—
Accounts payable and other current liabilities	1,432	4,691
Notes payable	86,150	34,500
Other liabilities	—	393
Members’ equity	16,900	19,107

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$—	$2,200	$—	$14,024
Costs and operating expenses	—	2,368	—	12,088
Management fees	64	279	268	404
Depreciation and amortization	—	291	—	1,152
Interest expense, net	—	438	—	2,154

Net loss	$(64)	$(1,176)	$(268)	$(1,774)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
Holiday Isle. During the fourth quarter of 2005, New Valley advanced a total of $2,750 to Ceebraid, an entity which entered into an agreement to acquire the Holiday Isle Resort in Islamorada, Florida. In February 2006, Ceebraid filed for Chapter 11 bankruptcy after it was unable to consummate financing arrangements for the acquisition. Although Ceebraid continued to seek to obtain financing for the transaction and to close the acquisition pursuant to the purchase agreement, the Company determined that a reserve for uncollectibility should be established against these advances at December 31, 2005. Accordingly, a charge of $2,750 was recorded for the year ended December 31, 2005. In April 2006, an affiliate of Ceebraid completed the acquisition of the property for $98,000, and New Valley increased its investment in the project to a total of $5,800 and indirectly holds an approximate 21% equity interest in Ceebraid. New Valley had committed to make additional investments of up to $200 in Ceebraid at September 30, 2007 and has recorded a $200 liability for its future obligation to Holiday Isle. In connection with the closing of the purchase, an affiliate of Ceebraid borrowed $98,000 of mezzanine and senior debt to finance a portion of the purchase price and anticipated development costs. The maturity of approximately $77,000 of the debt, which was due on May 1, 2007, has been extended until November 1, 2007. Ceebraid is in current negotiations to extend and restructure the debt. In April 2006, the Company agreed, under certain circumstances, to guarantee up to $2,000 of the debt. The Company believes the fair value of its guarantee was negligible at September 30, 2007. New Valley accounts for its interest in Holiday Isle under the equity method and recorded losses of $0 and $953 for the three and nine months ended September 30, 2007 in connection with its investment and a loss of $571 and $861 for the three and nine months ended September 30, 2006. New Valley has suspended its recognition of equity losses in Ceebraid to the extent such losses exceed its basis plus any commitment to make additional investments, which totaled $200 at September 30, 2007. As a result, the Company has recorded a $200 liability, which has been included in “Other current liabilities” in its condensed consolidated balance sheet as of September 30, 2007. The Company anticipates recognizing losses from any future contributions exceeding $200 made to Holiday Isle. Holiday Isle will capitalize all costs related to the renovation of the property during the renovation phase.

Summarized financial information as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and for the three months ended September 30, 2006 and the period from April 21, 2006 to September 30, 2006 for Ceebraid is presented below.

	September 30,
	2007	December 31, 2006
Cash	$—	$307
Restricted assets	7,421	9,484
Other current assets	1,615	1,090
Property, plant and equipment, net	98,687	99,855
Other assets	292	2,515
Deferred financing costs, net	—	1,511
Current portion of notes payable	98,000	98,000
Accounts payable and other current liabilities	3,927	496
Members’ equity	6,099	16,266

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$3,276	$3,716	$10,527	$7,936
Costs and operating expenses	4,089	3,578	13,273	6,996
Interest expense, net	2,788	2,708	9,090	4,815

Net loss	$(3,601)	$(2,570)	$(11,836)	$(3,875)

14.	SEGMENT INFORMATION

The Company’s significant business segments for the three and nine months ended September 30, 2007 and 2006 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The real estate segment includes the Company’s investments in non-consolidated real estate businesses.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Amounts) – (Continued)
Unaudited
Financial information for the Company’s continuing operations before taxes for the three and nine months ended September 30, 2007 and 2006 follows:

		Vector	Real	Corporate
	Liggett	Tobacco	Estate	and Other	Total
Three Months Ended Sept. 30, 2007:

Revenues	$135,186	$867	$—	$—	$136,053
Operating income (loss)	40,448	(2,841)	—	(3,900)	33,707
Depreciation and amortization	1,856	26	—	587	2,469

Three Months Ended Sept. 30, 2006:

Revenues	$135,941	$1,724	$—	$—	$137,665
Operating income (loss)	34,648	(2,637)	—	(6,310)	25,701
Depreciation and amortization	1,839	83	—	564	2,486

Nine Months Ended Sept. 30, 2007:

Revenues	$407,304	$2,992	$—	$—	$410,296
Operating income (loss)	113,371	(7,247)	—	(17,514)	88,610
Identifiable assets	283,797	10,568	39,122	429,704	763,191
Depreciation and amortization	5,711	84	—	1,759	7,554
Capital expenditures	4,104	107	—	—	4,211

Nine Months Ended Sept. 30, 2006:

Revenues	$363,308	$5,416	$—	$—	$368,724
Operating income (loss)	95,919	(8,927)	—	(18,604)	68,388
Identifiable assets	301,385	6,243	29,287	262,071	598,986
Depreciation and amortization	5,501	225	—	1,751	7,477
Capital expenditures	8,861	65	—	22	8,948

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
     We may consider various additional opportunities to further improve efficiencies and reduce costs. These prior initiatives have involved material restructuring and impairment charges, and any further actions taken are likely to involve material charges as well. Although management may estimate that substantial cost savings will be associated with these restructuring actions, there is a risk that these actions could have a serious negative impact on our tobacco operations and that any estimated increases in profitability cannot be achieved.
     In December 2005, we completed an exchange offer and a subsequent short-form merger whereby we acquired the remaining 42.3% of the common shares of New Valley that we did not already own. As a result of these transactions, New Valley became our wholly-owned subsidiary and each outstanding New Valley common share was exchanged for 0.490 shares of our common stock. A total of approximately 5.6 million of our common shares were issued to the New Valley shareholders in the transactions.
     All of Liggett’s unit sales volume in 2006 and the first nine months of 2007 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
     Liggett’s cigarettes are produced in approximately 245 combinations of length, style and packaging. Liggett’s current brand portfolio includes:
•	LIGGETT SELECT – the third largest brand in the deep discount category,

•	GRAND PRIX – a rapidly growing brand in the deep discount segment,

•	EVE – a leading brand of 120 millimeter cigarettes in the branded discount category,

•	PYRAMID – the industry’s first deep discount product with a brand identity, and

•	USA and various Partner Brands and private label brands.
     In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT is the largest seller in Liggett’s family of brands, comprising 32.9% of Liggett’s volume for the nine months ended September 30, 2007 and 37.5% of Liggett’s unit volume in 2006. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX is marketed as the “lowest price fighter” to specifically compete with brands which are priced at the lowest level of the deep discount segment.
     Under the Master Settlement Agreement reached in November 1998 with 46 states and various territories, the three largest cigarette manufacturers must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market. Additionally, Vector Tobacco has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. market. Liggett’s and Vector Tobacco’s payments under the Master Settlement Agreement are based on each company’s incremental market share above the minimum threshold applicable to such company. We believe that Liggett has gained a sustainable cost advantage over its competitors as a result of the settlement.
     The discount segment is a challenging marketplace, with consumers having less brand loyalty and placing greater emphasis on price. Liggett’s competition is now divided into two segments. The first segment is made up of the three largest manufacturers of cigarettes in the United States, Philip Morris USA Inc., R.J. Reynolds Tobacco Company, and Lorillard Tobacco Company as well as the fourth largest, Commonwealth Brands, Inc. (which Imperial Tobacco PLC acquired). The three largest manufacturers, while primarily premium cigarette based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell lower quality, deep discount cigarettes.
     In January 2003, Vector Tobacco introduced QUEST, its brand of low nicotine and nicotine-free cigarette products. QUEST is designed for adult smokers who are interested in reducing their levels of nicotine intake. QUEST offers three different packagings, with decreasing amounts of nicotine - QUEST 1, 2 and 3. QUEST 1, the low nicotine variety, contains 0.6 milligrams of nicotine; QUEST 2, the extra-low nicotine variety, contains 0.3 milligrams of nicotine; and, QUEST 3, the nicotine-free variety, contains only trace levels of nicotine — no more than 0.05 milligrams of nicotine per cigarette, based on the Federal Trade Commission method of testing. QUEST cigarettes utilize proprietary, patented and patent-pending processes and materials that enable the production of cigarettes with nicotine-free tobacco that tastes and smokes like tobacco in conventional cigarettes. QUEST is being sold in box style packs and is priced comparably to other premium brands.
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
Recent Developments
     Issuance of 11% Senior Secured Notes. In August 2007, we sold $165,000 principal amount of our 11% Senior Secured Notes due August 15, 2015 in a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act. We intend to use the net proceeds of the issuance for general corporate purposes which may include working capital requirements, the financing of capital expenditures, future acquisitions, the repayment or refinancing of outstanding indebtedness, payment of dividends and distributions and the repurchase of all or any part of our outstanding convertible notes.
     LTS Debt Exchange Agreement. In February 2007, Ladenburg Thalmann Financial Services Inc. (“LTS”) entered into a Debt Exchange Agreement with New Valley, the holder of $5,000 principal amount of its promissory notes due March 31, 2007. Pursuant to the Exchange Agreement, New Valley agreed to exchange the principal amount of its notes for LTS common stock at an exchange price of $1.80 per share, representing the average closing price of the LTS common stock for the 30 prior trading days ending on the date of the Exchange Agreement.

     The debt exchange was consummated on June 29, 2007 following approval by the LTS shareholders at its annual meeting of shareholders. At the closing, the $5,000 principal amount of notes was exchanged for 2,777,778 shares of LTS’s common stock and accrued interest on the notes of approximately $1,730 was paid in cash. In connection with the debt exchange, we recorded a gain in the second quarter of 2007 of $8,121, which consisted of the fair value of the 2,777,778 shares of LTS common stock at June 29, 2007 (the transaction date) and interest received in connection with the exchange.
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
     Proposed and enacted excise tax increases. Congress is considering proposals to increase the federal excise tax by as much as $0.61 per pack. Eleven states have enacted increases to state excise taxes in 2007.
     Tobacco Settlement Agreements. In October 2004, the independent auditor under the Master Settlement Agreement notified Liggett and all other Participating Manufacturers that their payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, have been recalculated using “net” unit amounts, rather than “gross” unit amounts (which had been utilized since 1999). The change in the method of calculation could, among other things, require additional Master Settlement Agreement payments by Liggett of approximately $14,200, plus interest, for 2001 through 2006, require an additional payment of approximately $3,400 for 2007 and require additional amounts in future periods because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the Master Settlement Agreement. Liggett has objected to this retroactive change and has disputed the change in methodology. No amounts have been accrued or expensed in our condensed consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.
     In 2005, the independent auditor under the Master Settlement Agreement calculated that Liggett owed $28,668 for its 2004 sales. Liggett paid $11,678 and disputed the balance, as permitted by the Master Settlement Agreement. Liggett subsequently paid $9,304 of the disputed amount, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At September 30, 2007, included in “Other assets” on our condensed consolidated balance sheet was a receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686 is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the independent auditor’s retroactive change from “gross” to “net” units in calculating Master Settlement Agreement payments, which Liggett contends is improper, as discussed above. From its April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,612 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the

2006 NPM Adjustment and approximately $3,000 relating to the retroactive change from “gross” to “net” units.
     The following amounts have not been expensed in our condensed consolidated financial statements as they relate to Liggett’s and Vector Tobacco’s claim for an NPM Adjustment: $6,513 for 2003, $3,789 for 2004 and $800 for 2005.
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
     Since April 2006, notwithstanding provisions in the Master Settlement Agreement requiring arbitration, litigation has been commenced in 49 Settling States and territories over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the Master Settlement Agreement previously determined to be as much as $1,200,000 for all Participating Manufacturers. To date, 46 of 47 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable and 30 of these decisions are final. In Louisiana, Participating Manufacturers have moved for reconsideration of the court’s decision that the dispute was not arbitrable. There can be no assurance that the Participating Manufacturers will receive any adjustment as a result of these proceedings.
     In 2003, in order to resolve any potential issues with Minnesota as to Liggett’s ongoing settlement obligations, Liggett negotiated a $100 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett has failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. In December 2004, Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In March 2005, Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. Liggett offered Florida $2,500 in a lump sum to settle all alleged obligations through December 31, 2006 and $100 per year thereafter in any year in which cigarettes manufactured by Liggett are sold in Florida, to resolve all alleged future obligations under the settlement agreement. In November 2004, Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In April 2005, Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. No specific monetary demand has been made by Texas. Liggett has met with representatives of Mississippi and Texas to discuss the issues relating to the alleged defaults, although no resolution has been reached.
     Except for $2,500 accrued as of September 30, 2007, in connection with the foregoing matters, no other amounts have been accrued in the accompanying condensed consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect our consolidated financial position, results of operations or cash flows.

     Real Estate Activities. New Valley accounts for its 50% interests in Douglas Elliman Realty LLC, Koa Investors LLC and 16th & K Holdings LLC, as well as its approximate 21% interest in Ceebraid Acquisition Corporation, on the equity method. Douglas Elliman Realty operates the largest residential brokerage company in the New York metropolitan area. Koa Investors LLC owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter 2004 as a four star resort with 521 rooms. In August 2005, 16th & K Holdings LLC acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C., for $47,000. The St. Regis Hotel was temporarily closed for an extensive renovation on August 31, 2006. 16th & K Holdings LLC is capitalizing all costs other than management fees related to the renovation of the property during the renovation phase. Ceebraid owns the Holiday Isle Resort in Islamorada, Florida.
     Sale of St. Regis Hotel. In 2007, 16th and K Holdings LLC entered into certain agreements to sell 90% of the St. Regis Hotel. In addition to retaining a 2.5% interest, net of incentives, in the St. Regis Hotel, New Valley anticipates receiving approximately $20,000 associated with the sale of the hotel in 2007 and approximately an additional $4,000 in various installments between 2008 and 2012.
Recent Developments in Tobacco-Related Litigation
     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of September 30, 2007, there were approximately 250 individual suits (excluding approximately 950 individual smoker cases pending in West Virginia state court as a consolidated action; Liggett has been severed from the trial of the consolidated action), 11 purported class actions and four governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant.
     A civil lawsuit was filed by the United States federal government seeking disgorgement of approximately $289,000,000 from various cigarette manufacturers, including Liggett. In August 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. The Final Judgment, among other things, ordered the following relief against the non-Liggett defendants: (i) the defendants are enjoined from committing any act of racketeering concerning the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) the defendants are enjoined from making any material false, misleading, or deceptive statement or representation concerning cigarettes that persuades people to purchase cigarettes; (iii) the defendants are permanently enjoined from utilizing “lights”, “low tar”, “ultra lights”, “mild”, or “natural” descriptors, or conveying any other express or implied health messages in connection with the marketing or sale of cigarettes as of January 1, 2007; (iv) the defendants must make corrective statements on their websites, and in television and print media advertisements; (v) the defendants must maintain internet document websites until 2016 with access to smoking and health related documents; (vi) the defendants must disclose all disaggregated marketing data to the government on a confidential basis; (vii) the defendants are not permitted to sell or otherwise transfer any of their cigarette brands, product formulas or businesses to any person or entity for domestic use without a court order, and unless the acquiring person or entity will be bound by the terms of the Final Judgment; and (viii) the defendants must pay the appropriate costs of the government in prosecuting the action, in an amount to be determined by the trial court. It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. While Liggett was excluded from the Final Judgment, to the extent that it leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise imposes regulations which adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.

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
     There are currently three individual tobacco-related actions pending where Liggett is the only tobacco company defendant. In April 2004, in one of these cases, a jury in a Florida state court action awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett appealed both the verdict and the award of legal fees. In October 2007, the Fourth District Court of Appeal affirmed the compensatory award. Liggett filed a motion for rehearing and/or certification. In March 2005, in another case in Florida state court in which Liggett is the only defendant, the court granted Liggett’s motion for summary judgment. The plaintiff appealed and, in June 2006, the court reversed and remanded the case back to the trial court. The court granted plaintiff leave to add a claim for punitive damages. Discovery is ongoing. The case has been set for trial in January 2008.
     In May 2003, Florida’s Third District Court of Appeal reversed a $790,000 punitive damages award against Liggett and decertified, on a going forward basis, the Engle smoking and health class action. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 Third District Court of Appeal’s decision.  Among other things, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the class should be decertified prospectively, but preserved several of the Phase I findings (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) the defendants agreed to misrepresent information relating to the health effects of cigarettes with the intention that the public would rely on this information to its detriment; (vi) all defendants sold or supplied cigarettes that were defective; and (vii) all defendants were negligent) and allowed former class members to proceed to trial on individual liability issues (utilizing the above findings) and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year from January 11, 2007. In December 2006, the Florida Supreme Court refused to revise its July 2006 ruling, except that it vacated finding (v) listed above and added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants.  The Florida Supreme Court issued its mandate on that decision on January 11, 2007, at which time the case was remanded to the Third District Court of Appeal for further proceedings consistent with the Florida Supreme Court’s opinion. The Third District Court of Appeal remanded the case to the trial court. Class counsel filed motions for attorneys’ fees and costs. In May 2007, the defendants, including Liggett, filed a petition for writ of certiorari with the United States Supreme Court. The petition was denied in September 2007. In October 2007, defendants filed a petition for rehearing before the United States Supreme Court. We anticipate that the Florida Supreme Court’s decision will result in the filing of a large number of individual personal injury cases in Florida. Since the Florida Supreme Court’s decision, there have been approximately 120 Engle progeny cases filed and served where either Liggett or us, or both, have been named as defendants.

     In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Company, awarded $37,500 in compensatory damages in a case involving Liggett and two other tobacco manufacturers. In March 2003, the court reduced the amount of the compensatory damages to $24,860. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle class member suit following entry of final judgment by the Engle trial court. After the verdict was returned, the case was abated pending completion of the Engle appeal. After the issuance of the Florida Supreme Court’s opinion discussed above, the plaintiff filed a motion requesting that the trial court enter partial final judgment, tax costs and attorneys’ fees and schedule trial on the punitive damages claims. Oral argument was held in March 2007 and the parties are awaiting a decision. Liggett may ultimately be required to bond the amount of the judgment against it to perfect its appeal.

Critical Accounting Policies
     General. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include restructuring and impairment charges, inventory valuation, deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, the estimated fair value of embedded derivative liabilities, the tobacco quota buyout, settlement accruals and litigation and defense costs. Actual results could differ from those estimates.
     On January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”. During the fourth quarter of 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 123(R), “Share-Based Payment”, and Emerging Issues Task Force (“EITF”) Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature” were adopted on January 1, 2006. There were no other accounting policies adopted during 2006 that had a material effect on our financial condition or results of operations. Refer to Note 1 of our condensed consolidated financial statements for a discussion of our significant accounting policies.
     Revenue Recognition. Revenues from sales of cigarettes are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. In accordance with the EITF Issue No. 06-3, ““How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, our accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues totaled $43,025 and $132,305 for the three and nine months ended September 30, 2007 and $48,153 and $127,956 for the three and nine months ended September 30, 2006, respectively. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
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
     Restructuring and Asset Impairment Charges. We have recorded charges related to employee severance and benefits, asset impairments, contract termination and other associated exit costs during 2003, 2004 and 2006. The calculation of severance pay requires management to identify employees to be terminated and the timing of their severance from employment. The calculation of benefits charges requires actuarial assumptions including determination of discount rates. As discussed further below, the asset impairments were recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires management to estimate the fair value of assets to be disposed of. On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

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
     Contingencies. We record Liggett’s product liability legal expenses and other litigation costs as operating, selling, general and administrative expenses as those costs are incurred. As discussed in Note 8 to our condensed consolidated financial statements and above under the heading “Recent Developments in Tobacco-Related Litigation”, legal proceedings are pending or threatened in various jurisdictions against Liggett. We anticipate the filing of a large number of individual product liability cases in Florida as a result of the Florida Supreme Court’s decision in the Engle case. Management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending tobacco-related litigation or the costs of defending such cases, and we have not provided any amounts in our condensed consolidated financial statements for unfavorable outcomes, if any. You should not infer from the absence of any such reserve in our condensed consolidated financial statements that Liggett will not be subject to significant tobacco-related liabilities in the future. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.
     Settlement Agreements. As discussed in Note 8 to our condensed consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the Master Settlement Agreement recorded in the accompanying condensed consolidated statements of operations were $10,144 and $12,395 for the three months ended September 30, 2007 and 2006, respectively, and $35,929 and $24,101 for the nine months ended September 30, 2007 and 2006, respectively. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
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
     At September 30, 2007 and December 31, 2006, the fair value of derivative liabilities was estimated at $99,688 and $95,473, respectively. Changes to the estimated fair value of these embedded derivatives are reflected on our consolidated statements of operations as “Change in fair value of derivatives embedded within convertible debt”. The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. We recognized losses of $6,331 and $3,464 for the three months ended September 30, 2007 and 2006, respectively, and losses of $4,215 and $1,225 for the nine months ended September 30, 2007 and 2006, respectively, due to changes in the fair value of the embedded derivative.
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
     We recognized non-cash interest expense of $1,103 and $1,278 for the three months ended September 30, 2007 and 2006, respectively, and non-cash interest expense of $2,583 and $2,688 for the nine months ended September 30, 2007 and 2006, respectively, due to the amortization of the debt discount attributable to the embedded derivatives and $555 and $657 for the three months ended September 30, 2007 and 2006, respectively, and $1,268 and $1,438 for the nine months ended September 30, 2007 and 2006, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.
     Inventories. Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first-out (FIFO) method at Vector Tobacco. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. At September 30, 2007, approximately $122 of our leaf inventory was associated with Vector Tobacco’s QUEST product. During the second quarter of 2004, we recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. During the fourth quarter of 2006, we recognized a non-cash charge of $890 to adjust the carrying value of the remaining excess inventory.
     Stock-Based Compensation. In January 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, under which share-based transactions are accounted for using a fair value-based method to recognize non-cash compensation expense. Prior to adoption, our stock-based compensation plans were accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” with the intrinsic value-based method permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No.

123.” We adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to, but not yet vested as of January 1, 2006 in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight line basis over the requisite service period of the award. Upon adoption, there was no cumulative adjustment for the impact of the change in accounting principles because the assumed forfeiture rate did not differ significantly from prior periods. We recognized stock-based compensation expense of $45 and $123 for the three months ended September 30, 2007 and 2006, respectively, and $142 and $438 for the nine months ended September 30, 2007 and 2006, respectively, as a result of adopting SFAS No. 123(R). In addition, effective January 1, 2006, as a result of the adoption of SFAS No. 123(R), payments of dividend equivalent rights on the unexercised portion of stock options are accounted for as “Distributions and dividends on common stock” in our condensed consolidated statement of stockholders’ equity ($1,590 and $1,578 for the three months ended September 30, 2007 and 2006, respectively, and $4,800 and $4,734 for the nine months ended September 30, 2007 and 2006, respectively). See Note 10 to our condensed consolidated financial statements for a discussion of the adoption of this standard.
     Employee Benefit Plans. The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of September 30, 2007, our benefit obligations and service cost were computed assuming a discount rate of 5.85% and 5.68%, respectively. In determining our expected rate of return on plan assets we consider input from our external advisors and historical returns based on the expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 8.2%, 8.3% and 9.9% for the years ended December 31, 2006, 2005 and 2004, respectively. We assumed an 8.5% annual rate of return on our pension plan assets at September 30, 2007. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.
     Net pension expense for defined benefit pension plans and other postretirement benefit expense aggregated approximately $4,650 for 2006, and we currently anticipate such expense will be approximately $3,250 for 2007. In contrast, our funding obligations under the pension plans are governed by the Employee Retirement Income Security Act (“ERISA”). To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the pension plans for the pension plan year beginning on January 1, 2007 and ending on December 31, 2007. Any additional funding obligation that we may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of their benefit plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. In addition, SFAS No. 158 requires an employer to measure benefit plan assets and obligations that determine the funded status of a plan as of the end of its fiscal year. We presently measure the funded status of its plans at September 30 and the new measurement date requirements become effective for us on December 31, 2008. The prospective requirement to recognize the funded status of a benefit plan and to provide the required disclosures became effective for us on December 31, 2006.
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
     For purposes of this discussion and other consolidated financial reporting, our significant business segments for the nine months ended September 30, 2007 and 2006 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of The Medallion Company, Inc. acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2007	30, 2006	30, 2007	30, 2006
Revenues:
Liggett	$135,186	$135,941	$407,304	$363,308
Vector Tobacco	867	1,724	2,992	5,416

Total revenues	$136,053	$137,665	$410,296	$368,724

Operating income (loss):
Liggett	$40,448	$34,648	$113,371	$95,919
Vector Tobacco	(2,841)	(2,637)	(7,247)	(8,927)

Total tobacco	37,607	32,011	106,124	86,992
Corporate and other	(3,900)	(6,310)	(17,514)	(18,604)

Total operating income	$33,707	$25,701	$88,610	$68,388

Three Months Ended September 30, 2007 Compared to Three Months ended September 30, 2006
     Revenues. Total revenues were $136,053 for the three months ended September 30, 2007 compared to $137,665 for the three months ended September 30, 2006. This $1,612 (1.2%) decrease in revenues was due to a $755 (0.6%) decrease in revenues at Liggett and an $857 (49.7%) decrease in revenues at Vector Tobacco.
     Tobacco Revenues. In September 2006, Liggett generally reduced its promotional pricing on LIGGETT SELECT and EVE by $1.00 per carton and increased the list price of Grand Prix by $1.00 per carton. In April 2007, Liggett increased the list price of Grand Prix by an additional $1.00 per carton.
     All of Liggett’s sales for the first nine months of 2007 and 2006 were in the discount category. For the three months ended September 30, 2007, net sales at Liggett totaled $135,186, compared to $135,941 for the three months ended September 30, 2006. Revenues decreased by 0.6% ($755) due to a 10.1% decrease in unit sales volume (approximately 247.3 million units) accounting for $13,748 in unfavorable volume variance and $3,168 in unfavorable sales mix variance offset by $16,161 of favorable pricing and decreased promotional spending. Net revenues of the LIGGETT SELECT brand decreased $6,340 for the third quarter of 2007 compared to 2006, and its unit volume decreased 18.0% in 2007 period compared to 2006. Net revenues of the GRAND PRIX brand increased $17,074 for the third quarter of 2007 compared to 2006 and its unit volume increased 36.4% in the 2007 period compared to 2006.
     Revenues at Vector Tobacco for the three months ended September 30, 2007 were $867 compared to $1,724 in the 2006 period due to decreased sales volume. Vector Tobacco’s revenues in both periods related primarily to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $55,871 for the three months ended September 30, 2007 compared to $49,336 for the three months ended September 30, 2006. This represented an increase of $6,535 (13.2%) when compared to the same period last year, due primarily to increased pricing and lower promotional spending and lower expense under the Master Settlement Agreement partially offset by decreased unit sales volume at Liggett. Liggett’s brands contributed 99.8% to our gross profit and Vector Tobacco contributed 0.2% for the three months ended September 30, 2007. Over the same period in 2006, Liggett’s brands contributed 99.0% to tobacco gross profit and Vector Tobacco contributed 1.0%.
     Liggett’s gross profit of $55,743 for the three months ended September 30, 2007 increased $6,910 from gross profit of $48,833 for the three months ended September 30, 2006. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 60.4% for the three months ended September 30, 2007 compared to gross profit of 55.4% for the three months ended September 30, 2006. This increase in Liggett’s gross profit percentage in the 2007 period was attributable to increased pricing in 2007 and a decrease in units exceeding Liggett’s market share exemption, which lowered expenses under the master settlement agreement.
     Vector Tobacco’s gross profit was $128 for the three months ended September 30, 2007 compared to gross profit of $503 for the same period in 2006. The decrease was due primarily to the reduced sales volume.
     Expenses. Operating, selling, general and administrative expenses were $22,164 for the three months ended September 30, 2007 compared to $23,635 for the same period last year, a decrease of $1,471 (6.2%). Expenses at Liggett were $15,295 for the three months ended September 30, 2007 compared to $14,185 for the same period in the prior year, an increase of $1,110 or 7.8%. The increase in expense for the three months ended September 30, 2007 was due to increased compensation expense in the 2007 period compared with the 2006 period. In addition, Liggett’s product liability legal expenses and other litigation costs were $1,648 for the three months ended September 30, 2007 compared to $989 for the same period in the prior year. Expenses at Vector Tobacco for the three months ended September 30, 2007 were $2,969 compared to expenses of $3,140 for the three months ended September 30, 2006. Expenses at corporate were $3,900 for the quarter ended September 30, 2007 versus $6,310, with the primary reduction in expenses resulting primarily from the recovery of insurance coverage relating to settlement costs and expenses associated with previous stockholder litigation. In August 2007, New Valley received a favorable arbitral award in connection with a dispute with its insurer over reimbursement of legal fees paid in a previously resolved stockholders’ derivative claim. New Valley and its insurer agreed to resolve this claim, and certain other claims, for the payment to New Valley of $2,788. This settlement resulted in the recognition of a gain in the third quarter of 2007 of approximately $2,400, net of legal fees, which has been recorded as a reduction in operating, selling, administrative and general expenses.
     For the three months ended September 30, 2007, Liggett’s operating income increased to $40,448 compared to $34,648 for the same period in 2006 primarily due to due to increased gross profit as discussed above. For the three months ended September 30, 2006, Vector Tobacco’s operating loss was $2,841 compared to a loss of $2,637 for the three months ended September 30, 2006 due to due to reduced employee expense and decreased costs related to clinical trials offset by lower sales volume.
     Other Income (Expenses). For the three months ended September 30, 2007, other expenses were $9,474 compared to $9,633 for the three months ended September 30, 2006. For the three months ended September 30, 2007, other expenses consisted primarily of interest expense of $12,113, changes in fair value of derivatives embedded within convertible debt of $6,331 and was offset by equity income from non-consolidated real estate businesses of $6,589 and interest and dividend income of $2,445.
     The results for the three months ended September 30, 2006 included expenses of $1,306 associated with the early redemption of our 6.25% convertible notes, interest expense of $10,779, and a loss of $3,464 on changes in estimated fair value of embedded derivatives, offset primarily by equity income from non-consolidated real estate businesses of $2,121, interest and dividend income of $2,281 and gain from the sale of investments of $1,433.
     The equity income of $6,589 from non-consolidated real estate businesses for the three months ended September 30, 2007 resulted from income of $6,621 related to New Valley’s investment in Douglas Elliman Realty offset by losses of $32 in 16th and K. As of September 30, 2007, New Valley has suspended its recognition of equity losses in Ceebraid and Koa Investors as such losses exceed its basis plus any commitment to make additional investments. The equity income of $2,121 for the 2006 period resulted from income of $3,605 related to New Valley’s investment in Douglas Elliman Realty offset by losses in Koa Investors LLC of $325, 16th and K of $588 and Ceebraid of $571.
     The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The loss from the embedded derivative in the three months ended September 30, 2007 was primarily the result of decreasing long-term interest rates offset by the payment of interest during the period. The loss from the embedded derivative in the three months ended September 30, 2006 was primarily the result of declining long-term interest rates and increases in our stock price on September 30, 2006 as compared to June 30, 2006 offset by the payment of interest during the period.
     Income before income taxes. Income before income taxes was $24,233 and $16,068 for the three months ended September 30, 2007 and 2006, respectively.

     Income tax provision (benefit). The income tax provision was $9,169 for the three months ended September 30, 2007 compared to an income tax benefit of $3,550 for the three months ended September 30, 2006.
     Our income tax rate for the three months ended September 30, 2007 and 2006 did not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes offset by the impact of the items applied using the discrete method discussed below and, in 2007, the domestic production activities deduction.
     The 2007 period income tax provision was reduced by $2,200 associated with the reversal of unrecognized tax benefits as a result of the expiration of state income tax statutes. The 2006 period income tax benefit resulted primarily from the reduction of a portion of our previously established reserve in our condensed consolidated financial statements by $11,500 associated with the tax settlement with the Internal Revenue Service in July 2006.
     Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28”. As a result, our income tax rate for the three months ended September 30, 2007 and 2006 does not bear a customary relationship to statutory income tax rates.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Revenues. Total revenues were $410,296 for the nine months ended September 30, 2007 compared to $368,724 for the nine months ended September 30, 2006. This $41,572 (11.3%) increase in revenues was due to a $43,996 (12.1%) increase in revenues at Liggett offset by a decrease of $2,424 (44.8%) in revenues at Vector Tobacco.
     Tobacco Revenues. In September 2006, Liggett generally reduced its promotional pricing on LIGGETT SELECT and EVE by $1.00 per carton and increased the list price of Grand Prix by $1.00 per carton. In April 2007, Liggett increased the list price of Grand Prix by an additional $1.00 per carton.
     All of Liggett’s sales for the first nine months of 2007 and 2006 were in the discount category. For the nine months ended September 30, 2007, net sales at Liggett totaled $407,304 compared to $363,308 for the first nine months of 2006. Revenues increased by 12.1% ($43,996) due to a 4.2% increase in unit sales volume (approximately 272.8 million units) accounting for $15,292 in favorable volume variance and a $41,779 increase in favorable pricing and decreased promotional spending partially offset by a $13,075 in unfavorable sales mix. Net revenues of the LIGGETT SELECT brand decreased $8,205 for the nine months ended September 30, 2007 compared to the same period in 2006, and its unit volume decreased 12.2% in the 2007 period compared to 2006. Net revenues of the GRAND PRIX brand increased $58,565 for the first nine months of 2007 compared to the prior year period and its unit volume increased by 75.8% in the 2007 period compared to the 2006 period.
     Revenues at Vector Tobacco were $2,992 for the nine months ended September 30, 2007 compared to $5,416 for the nine months ended September 30, 2006 due to decreased sales volume. Vector Tobacco’s revenues in both periods related primarily to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $158,207 for the nine months ended September 30, 2007 compared to $137,750 for the nine months ended September 30, 2006. This represented an increase of $20,457 (14.9%) when compared to the same period last year, due primarily to higher volume and decreased promotional spending partially offset by higher Master

Settlement Agreement expense. Liggett’s brands contributed 99.5% of the tobacco gross profit and Vector Tobacco’s brands contributed 0.5% for the nine months ended September 30, 2007. Over the same period in 2006, Liggett’s brands contributed 99.1% to tobacco gross profit and Vector Tobacco’s brands contributed 0.9%.
     Liggett’s gross profit of $157,434 for the nine months ended September 30, 2007 increased $20,948 from gross profit of $136,486 for the nine months ended September 30, 2006. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 57.1% for the nine months ended September 30, 2007 compared to 57.7% for the same period in 2006. This decrease in Liggett’s gross profit percentage in the 2007 period was attributable to higher Master Settlement Agreement expenses in 2007 due to increased units exceeding Liggett’s market share exemption.
     Vector Tobacco’s gross profit was $773 for the nine months ended September 30, 2007 compared to gross profit of $1,264 for the same period in 2006. The decrease was due primarily to the reduced sales volume.
     Expenses. Operating, selling, general and administrative expenses were $69,597 for the nine months ended September 30, 2007 compared to $69,362 for the same period last year, an increase of $235, or 0.3%. Expenses at Liggett were $44,063 for the nine months ended September 30, 2007 compared to $40,567 for the same period last year, an increase of $3,496 or 8.6%. The increase in expense for the nine months ended September 30, 2007 was due primarily to increased product liability legal expenses and other litigation costs and compensation accruals in 2007. Liggett’s product liability legal expenses and other litigation costs were $5,886 for the nine months ended September 30, 2007 compared to $3,452 for the same period in the prior year. Expenses at Vector Tobacco for the nine months ended September 30, 2007 were $8,020 compared to expenses of $10,191 for the nine months ended September 30, 2006 primarily due to reduced employee and related expenses. Expenses at corporate for the nine months ended September 30, 2007 were $17,514 compared to $18,604 in the prior period, with the primary reduction in expenses resulting primarily from the recovery of insurance coverage relating to settlement costs and expenses associated with previous stockholder litigation. In August 2007, New Valley received a favorable arbitral award in connection with a dispute with its insurer over reimbursement of legal fees paid in a previously resolved stockholders’ derivative claim. New Valley and its insurer agreed to resolve this claim, and certain other claims, for the payment to New Valley of $2,788. This settlement resulted in the recognition of a gain in the third quarter of 2007 of approximately $2,400, net of legal fees, which has been recorded as a reduction in operating, selling, administrative and general expenses.
     For the nine months ended September 30, 2007, Liggett’s operating income increased to $113,371 compared to $95,919 for the prior year period primarily due to increased gross profit discussed above. For the nine months ended September 30, 2007, Vector Tobacco’s operating loss was $7,247 compared to a loss of $8,927 for the nine months ended September 30, 2006 due to reduced employee expense and decreased costs related to clinical trails partially offset by lower sales volume.
     Other Income (Expenses). For the nine months ended September 30, 2007, other income (expenses) was income of $13,669 compared to an expense of $27,533 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, other income consisted of $20,000 for the NASA lawsuit settlement, equity income from non-consolidated real estate businesses of $15,926, gain from the exchange of the LTS notes of $8,121 and interest and dividend income of $5,862 and was offset by interest expense of $30,767, change in fair value of derivatives embedded within convertible debt of $4,215 and a loss on investments of $1,216. The results for the nine months ended September 30, 2006 included expenses of $16,166 associated with the issuance in June 2006 of additional shares of our common stock in connection with the conversion of our 6.25% convertible notes and the redemption of the notes in

August 2006, interest expense of $27,795 and a loss of $1,225 on changes in fair value of embedded derivatives, offset primarily by equity income from non-consolidated real estate businesses of $9,726, gains from the sale of investments of $1,386 and interest and dividend income of $6,383.
     The equity income from non-consolidated real estate businesses of $15,926 for the nine months ended September 30, 2007 resulted from income of $17,763 related to New Valley’s investment in Douglas Elliman Realty offset by losses of $953 in Ceebraid, $750 in Koa Investors, and $134 in 16th and K. As of September 30, 2007, New Valley has suspended its recognition of equity losses in Ceebraid and Koa Investors as such losses exceed its basis plus any commitment to make additional investments. The equity income of $9,726 for the 2006 period resulted primarily from income of $10,645 related to New Valley’s investment in Douglas Elliman Realty and income of $829 related to its investment in Koa Investors and Spa in Kailua-Kona, Hawaii, which were offset by losses of $887 from 16th and K and $861 from Ceebraid.
     The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The loss from the embedded derivative in the nine months ended September 30, 2007 was primarily the result of decreasing long-term interest rates and increases in our stock price on September 30, 2007 as compared to December 31, 2006 offset by the payment of interest during the period. The loss from the embedded derivative in the nine months ended September 30, 2006 was primarily the result of declining long-term interest rates since the issuance of our 3.875% convertible debentures on July 12, 2006 offset by higher long-term interest rates for the overall nine-month period.
     Income before income taxes. Income before income taxes was $102,279 and $40,855 for the nine months ended September 30, 2007 and 2006, respectively.
     Income tax provision. The income tax provision was $42,707 for the nine months ended September 30, 2007. This compared to a tax provision of $13,934 for the nine months ended September 30, 2006.
     Our income tax rate for the nine months ended September 30, 2007 did not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes offset by the impact of the domestic production activities deduction and items applied using the discrete method discussed below. Our income tax rate for the nine months ended September 30, 2006 did not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes and items applied using the discrete method discussed below. We believe our effective annual income tax rate from ordinary operations, excluding discrete items, will be approximately 45% for the year ended December 31, 2007.
     Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28”.
     For the nine months ended September 30, 2007, we did not include the $2,200 benefit discussed above, a $450 benefit from the settlement of a state income tax assessment, the income from the lawsuit settlement with the United States government or the gain from the exchange of the LTS notes in the computation of our effective annual income tax rate for 2007 on estimated pre-tax results from ordinary operations. These items reduced our income tax provision by approximately $3,800 for the nine months ended September 30, 2007. Accordingly, our provision for income taxes for the nine months ended September 30, 2007 has been computed by applying the discrete method in accordance with FIN 18 to account for these items.

     We did not include either the $11,500 reduction in previously established reserves associated with the tax settlement with the Internal Revenue Service in July 2006 or the nondeductible loss on the conversion of our 6.25% convertible notes in the computation of the effective income tax rate for 2006, which resulted in an incremental $6,050 tax expense, and did not incorporate these items into the computation of our estimated annual effective tax rate. Accordingly, the provision for income taxes for Vector for the nine months ended September 30, 2006 was decreased by approximately $5,450.
     We also anticipate that our income tax expense for the fourth quarter of 2007 will be reduced by approximately $900 due to the reversal of previously established valuation allowances at Vector Tobacco. These valuation allowances had been established against deferred tax assets from net operating losses which have previously been limited. This will be applied using the discrete method.
Liquidity and Capital Resources
     Net cash and cash equivalents increased $90,587 for the nine months ended September 30, 2007 and decreased $37,642 for the nine months ended September 30, 2006.
     Net cash provided from operations was $91,199 and $15,591 for the nine months ended September 30, 2007 and 2006, respectively. The difference between the two periods relates primarily to the receipt of the net proceeds of $19,590 from the lawsuit settlement with NASA, inventory decreases in the 2007 period related to increased finished goods inventory as of December 31, 2006 associated with the increase in the Master Settlement Agreement rate in 2007, decreases of accounts receivable in the 2007 period related to the timing of sales, the absence of payments of compensation accruals at Liggett Vector Brands in the 2007 period and the absence of $41,400 of payments in 2007 associated with the IRS Settlement in 2006.
     Cash used in investing activities was $45,261 for the nine months ended September 30, 2007 compared to $42,455 for the 2006 period. In the first nine months of 2007, cash was used for the net purchase of $35,091 of long-term investments, capital expenditures of $4,211, the purchase of investment securities of $6,048, investment in non-consolidated real estate businesses of $750, increase in the cash surrender value of corporate-owned life insurance policies of $690 and an increase in restricted assets of $310 offset by the return of capital contributions from non-consolidated real estate businesses of $1,000. In the nine months ended September 30, 2006, cash was used for capital expenditures of $8,948, the net purchases of long-term investments of $25,061, investments in non-consolidated real estate businesses of $7,350, increases in restricted assets of $1,777 and increases in the cash surrender value of corporate-owned life insurance policies of $606 offset by the net sales of investment securities of $1,128.
     Cash provided from financing activities was $44,649 for the nine months ended September 30, 2007 compared to cash used in financing activities of $10,778 for the 2006 period. In the first nine months of 2007, cash was provided from the issuance of $165,000 of 11% Senior Secured Notes due 2105 discussed below, $8,000 of debt collateralized by Liggett’s Mebane facility discussed below, $1,576 of other equipment financing at Liggett, $4,857 of proceeds from the exercise of options, $1,928 representing the tax benefit of options exercised offset by distributions on common stock of $75,258, the repayment of $35,000 of debt associated with the Medallion purchase and $4,718 of other equipment debt, deferred financing costs of $9,888 and net repayments under the revolver of $11,848.
     In the first nine months of 2006, cash was used for repayments of debt of $67,993, distributions on common stock of $67,438 and deferred financing charges of $5,280. Cash used was offset primarily by the proceeds of debt of $118,146, net borrowings under the Liggett credit facility of $10,558, and proceeds from the exercise of options of $1,229.

     In August 2007, we sold $165,000 principal amount of our 11% Senior Secured Notes due August 15, 2015 in a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act. We intend to use the net proceeds of the issuance for general corporate purposes which may include working capital requirements, the financing of capital expenditures, future acquisitions, the repayment or refinancing of outstanding indebtedness, payment of dividends and distributions and the repurchase of all or any part of our outstanding convertible notes.
     On April 2, 2007, the remaining $35,000 of notes issued in connection with our April 2002 acquisition of Medallion were retired upon maturity. Payment was made from our available working capital.
     In August 2006, we invested $25,000 in Icahn Partners, LP, a privately managed investment partnership, of which Carl Icahn is the portfolio manager and the controlling person of the general partner and manager of the partnership. In September 2007, we invested an additional $25,000 in Icahn Partners, LP. Based on public filing, we believe affiliates of Mr. Icahn are the beneficial owners of approximately 20.2% of our common stock. On November 1, 2006, we invested $10,000 in Jefferies Buckeye Fund, LLC, a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. We believe that affiliates of Jefferies Asset Management, LLC owned approximately 7.8% of our common stock at June 30, 2007, which was the most recent date available.
     Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $138 was outstanding at September 30, 2007. Availability as determined under the facility was approximately $30,000 based on eligible collateral at September 30, 2007. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility.
     Liggett and Wachovia have entered into a series of amendments to the Wachovia credit facility. In February 2007, Liggett entered into an amendment to the Wachovia credit facility that extended the term of the facility from March 8, 2008 to March 8, 2010, subject to automatic renewal for additional one year periods unless a notice of termination is given by Wachovia or Liggett at least 60 days prior to such date or the anniversary of such date. The amendment also reduced the interest rates payable on borrowings under the facility and revised certain financial covenants. Prime rate loans under the facility now bear interest at a rate equal to the prime rate of Wachovia, as compared to the previous interest rate of 1.0% above the prime rate. Further, Eurodollar rate loans now bear interest at a rate of 2.0% above Wachovia’s adjusted Eurodollar rate, as compared to the previous interest rate of 3.5% above the adjusted Eurodollar rate. The amendment also eliminated the minimum adjusted working capital and net working capital requirements previously imposed by the facility and replaced those requirements with new covenants based on Liggett’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Amendment, and Liggett’s capital expenditures, as defined in the Amendment. The revised covenants provide that Liggett’s EBITDA, on a trailing twelve-month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The revised covenants also require that annual capital expenditures (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year. At September 30, 2007, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were approximately $143,500 for the twelve months ended September 30, 2007.

     On August 13, 2007, Liggett entered into the Fifth Amendment to the facility that provided an $8,000 term loan to 100 Maple LLC, a subsidiary of Liggett, within the commitment under the existing credit facility. The $8,000 term loan is collateralized by the existing collateral securing the credit facility, and is also collateralized by a lien on certain real property in Mebane, NC owned by 100 Maple LLC. The Mebane Property also secures the other obligations of Liggett under the credit facility. The $8,000 term loan did not increase the $50,000 borrowing amount of the credit facility, but did increase the outstanding amounts under the credit facility by the $8,000 term loan amount and proportionately reduces the maximum borrowing availability under the facility. The Fifth Amendment also extended the term of the facility from March 8, 2010 to March 8, 2012, subject to automatic renewal for additional one-year periods unless notice of termination is given by Wachovia or Liggett at least 60 days prior to such date or the anniversary of such date.
     On August 16, 2007, Liggett entered into the Sixth amendment to the credit facility which permitted the guaranty of the Senior Secured Notes by each of Liggett and Maple and the pledging of certain assets of Liggett and Maple on a subordinated basis to secure their guarantees. The Sixth Amendment also amended the credit facility to grant to Wachovia a blanket lien on all the assets of Liggett and Maple, excluding any equipment pledged to current or future purchase money or other financiers of such equipment and excluding any real property, other than the Mebane Property and other real property to the extent its value is in excess of $5,000. In connection with the Sixth Amendment, Wachovia, Liggett, Maple and the collateral agent for the holders of our Senior Secured Notes entered into an intercreditor agreement, pursuant to which the liens of the collateral agent on the Liggett and Maple assets will be subordinated to the liens of Wachovia on the Liggett and Maple assets.
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
     In September 2002, Liggett purchased equipment for $1,573 through the issuance of a note guaranteed by us, payable in 60 monthly installments of $26 plus interest calculated at LIBOR plus 4.31%. The notes were paid in full in the third quarter of 2007.
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

     Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct, third-party and purported class actions predicated on the theory that they should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Liggett has a number of valid defenses to claims asserted against it. Litigation is subject to many uncertainties. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. Plaintiff has recently moved the court to enter final judgment and to tax costs and attorneys’ fees. Liggett may be required to bond the amount of the judgment against it to perfect its appeal. In April 2004, a Florida state court jury awarded compensatory damages of $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed the verdict. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 8 to our condensed consolidated financial statements and “Legislation and Regulation” below for a description of legislation, regulation and litigation.
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
     V.T. Aviation. In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 119 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,865 in 2011, based on current interest rates.
     VGR Aviation. In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by us. The loan is payable in 119 monthly installments of $40, including annual interest at 2.75% above the 30-day commercial paper rate, with a final payment of $3,776 in 2012 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to our direct subsidiary, VGR Aviation LLC, which has assumed the debt.
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
     Vector. We believe that we will continue to meet our liquidity requirements through 2007. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately

$48,000, dividends on our outstanding shares (currently at an annual rate of approximately $105,000) and corporate expenses. We anticipate funding our expenditures for current operations and required principal payments with available cash resources, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.
     In August 2007, we sold $165,000 of our 11% Senior Secured Notes due 2015 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The Senior Secured Notes pay interest on a semi-annual basis at a rate of 11% per year and mature on August 15, 2015. We may redeem some or all of the Senior Secured Notes at any time prior to August 15, 2011 at a make-whole redemption price. On or after August 15, 2011 we may redeem some or all of the Senior Secured Notes at a premium that will decrease over time, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. At any time prior to August 15, 2010, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the net proceeds of certain equity offerings at 111% of the aggregate principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. In the event of a change of control, as defined in the indenture governing the Senior Secured Notes, each holder of the Senior Secured Notes may require us to repurchase some or all of its Senior Secured Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest and liquidated damages, if any to the date of purchase.
     The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by all of our domestic subsidiaries that are engaged in the conduct of our cigarette businesses. In addition, some of the guarantees are collateralized by second priority or first priority security interests in certain collateral of some of the subsidiary guarantors pursuant to security and pledge agreements.
      In connection with the issuance of the Senior Secured Notes, we entered into a Registration Rights Agreement and agreed to consummate a registered exchange offer for the Senior Secured Notes within 360 days after the date of the initial issuance of the Senior Secured Notes. We will be required to pay additional interest on the Senior Secured Notes if it fails to timely comply with its obligations under the Registration Rights Agreement until such time as it complies.
          The indenture contains covenants that restrict the payment of dividends by us if our consolidated earnings before interest, taxes, depreciation and amortization, which is defined in the indenture as Consolidated EBITDA, for the most recently ended four full quarters is less than $50,000. The indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. Our Leverage Ratio is defined in the indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. Our Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. At September 30, 2007, management believed that we were was in compliance with all covenants under the indenture.
     In July 2006, we sold $110,000 of our 3.875% variable interest senior convertible debentures due 2026 in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933. We used the net proceeds of the offering to redeem our remaining 6.25% convertible subordinated notes due 2008 and for general corporate purposes.
     The debentures pay interest on a quarterly basis at a rate of 3.875% per annum, with an additional amount of interest payable on each interest payment date. The additional amount is based on the amount of cash dividends paid by us on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of our common stock into which the debentures will be convertible on such record date (together, the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into our common stock, at the holder’s option. The conversion price, which was $19.50 per share at September 30, 2007, is subject to adjustment for various events, including the issuance of stock dividends.
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
     The notes pay interest on a quarterly basis at a rate of 5% per year with an additional amount of interest payable on the notes on each interest payment date. This additional amount is based on the amount of cash dividends actually paid by us per share on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the number of shares of our common stock into which the notes are convertible on such record date (together, the “Notes Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date is the higher of (i) the Notes Total Interest and (ii) 6 3/4% per year. The notes are convertible into our common stock, at the holder’s option. The conversion price, which was of $16.76 at September 30, 2007, is subject to adjustment for various events, including the issuance of stock dividends.
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

     On July 20, 2006, we entered into a settlement with the Internal Revenue Service with respect to the Philip Morris brand transaction where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. We deferred for income tax purposes, a portion of the gain on the transaction until such time as the options were exercised. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserted that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. As part of the settlement, we agreed that $87,000 of the gain on the transaction would be recognized by us as income for tax purposes in 1999 and that the balance of the remaining gain, net of previously capitalized expenses of $900, ($192,000) will be recognized by us as income in 2008 or 2009 upon exercise of the options. We paid during the third and fourth quarters of 2006 approximately $41,400, including interest, with respect to the gain recognized in 1999. As a result of the settlement, we reduced, during the third quarter of 2006, the excess portion ($11,500) of a previously established reserve in our consolidated financial statements, which resulted in a decrease in such amount in reported income tax expense in our consolidated statements of operations.
     We adopted FIN 48 as of January 1, 2007. We did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of the adoption of FIN 48 that impacted our accumulated deficit at December 31, 2006. The total amount of unrecognized tax benefits was $11,685 at January 1, 2007 and increased $1,777 and $3,027 during the three and nine months ended September 30, 2007, respectively. The total amount of tax benefits that, if recognized, would impact the effective tax rate was $11,685 and $14,712 at December 31, 2006 and September 30, 2007, respectively.
     We or our subsidiaries file U.S. federal income tax returns and returns with various state and local jurisdictions. With few exceptions, we are no longer subject to state and local income tax examinations by tax authorities for years ending before 2003. In July 2006, we entered into a settlement with the IRS for taxable years ending on and before December 31, 1999. The IRS has not audited our U.S. income tax returns for years ending after December 31, 1999. We anticipate net reductions to our total unrecognized tax benefits within the next 12 months of approximately $900.
     We continue to classify all interest and penalties as income tax expense. As of the beginning of fiscal 2007, the liability for tax-related interest and penalties amounted to approximately $2,100.
     Our condensed consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of September 30, 2007, our deferred income tax liabilities exceeded our deferred income tax assets by $98,822. The largest component of our deferred tax liabilities exists because of differences that resulted from the Philip Morris brand transaction discussed above.
Off-Balance Sheet Arrangements
     We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2007, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
     In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is collateralized by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. Trademarks’ future royalties have been guaranteed by Altria Group Inc., the parent of Philip Morris. As a result of Altria Group Inc.’s investment-grade debt rating, we believe that no premium would be required by Eve to issue the same guarantee in a standalone arm’s length transaction and the fair value of Eve’s guarantee was negligible at September 30, 2007.
     In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and we believe the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at September 30, 2007.
     At September 30, 2007, we had outstanding approximately $2,915 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.
     As of September 30, 2007, New Valley has committed to fund up to $200 to a non-consolidated real estate business and up to $172 to an investment partnership in which it is an investor. We have agreed, under certain circumstances, to guarantee up to $2,000 of debt of another non-consolidated real estate business. We believe the fair value of our guarantee was negligible as of September 30, 2007.
Market Risk
     We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.

     As of September 30, 2007, approximately $19,264 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of September 30, 2007, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $193.
     In addition, as of September 30, 2007, approximately $87,755 ($221,864 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. Included in the difference between the stated value of the debt and carrying value are embedded derivatives, which were estimated at $99,688 at September 30, 2007. Changes to the estimated fair value of these embedded derivatives are reflected quarterly within our statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Change in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $4,200 with approximately $600 resulting from the embedded derivative associated with our 5% variable interest senior convertible notes due 2011 and the remaining $3,600 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $4,950 per year.
     We held investment securities available for sale totaling $46,734 at September 30, 2007, which includes 13,888,889 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $27,222 and 2,257,110 shares of Opko Health, Inc., which were carried at $9,119. The Opko shares were acquired in a private placement and have not been registered for resale. See Note 3 to our condensed consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.
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
     Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack, although proposals are pending in Congress to increase the federal excise tax by as much as $0.61 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. In 2006, eight states enacted increases in excise taxes and 11 states have enacted increases in excise taxes in 2007. Further increases from other states are expected. Congress is currently considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and various states and other jurisdictions are considering, or have pending, legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had, and will continue to have, an adverse effect on sales of cigarettes.
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
     Federal or state regulators may object to Vector Tobacco’s low nicotine and nicotine-free cigarette products and reduced risk cigarette products it may develop as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace or significant changes to advertising. Various concerns regarding Vector Tobacco’s advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has previously engaged in discussions in an effort to resolve these concerns and Vector Tobacco has, in the interim, suspended all print advertising for its QUEST brand. Failure to advertise the QUEST brand could have a material adverse effect on sales of QUEST. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco’s products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco’s business may become subject to extensive domestic and international governmental regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution, advertising and labeling of tobacco products as well as any express or implied health claims associated with reduced risk, low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies such as the FDA, the FTC or the United States Department of Agriculture may be established. The FTC has expressed interest in the regulation of tobacco products which bear reduced carcinogen claims. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse effect on us.
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
•	general economic and market conditions and any changes therein, due to acts of war and terrorism or otherwise,

•	governmental regulations and policies, including proposed FDA regulation, proposed increases in federal and state excise taxes and legislation creating smoke-free environments,

•	effects of industry competition,

•	impact of business combinations, including acquisitions and divestitures, both internally for us and externally, in the tobacco industry,

•	impact of restructurings on our tobacco business and our ability to achieve any increases in profitability estimated to occur as a result of these restructurings,

•	impact of new legislation on our competitors’ payment obligations, results of operations and product costs; e.g.; the impact of recent federal legislation eliminating the federal tobacco quota system,

•	uncertainty related to litigation and potential additional payment obligations for us under the Master Settlement Agreement and other settlement agreements with the states,

•	uncertainty related to product liability litigation, and

•	risks inherent in our new product development initiatives.
     Further information on risks and uncertainties specific to our business include the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 and Form 10-Q for the three months ended September 30, 2007, filed with the Securities and Exchange Commission.
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
Reference is made to Note 8, incorporated herein by reference, to our condensed consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which our company, VGR Holding, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related material legal proceedings to which Liggett is a party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.
Item 1A.	Risk Factors
Except as set forth below, there are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K for the year ended December 31, 2006. Please refer to that section for disclosures regarding the risks and uncertainties related to our business. The risk factors in the Annual Report on Form 10-K, as amended, entitled “Litigation will continue to harm the tobacco industry”, “Individual tobacco-related cases may increase as a result of the Florida Supreme Court’s ruling in Engle” and “Liggett may have additional payment obligations under the Master Settlement Agreement and its other settlement agreements with the states” are revised to reflect the updated information concerning the number and status of cases and other matters discussed under Note 8 to our condensed consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition — Recent Developments — Tobacco Settlement Agreements”, “- Recent Developments in Tobacco-Related Litigation”, and “- Legislation and Regulation.”
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended September 30, 2007 except for approximately 2,872,364 shares of our common stock issued as a stock dividend on September 28, 2007.

No securities of ours were repurchased by us or our affiliated purchasers during the three months ended September 30, 2007.

Item 6. Exhibits
*3.1	Amended and Restated By-Laws of Vector Group Ltd. (incorporated by reference to Exhibit 3.4 in Vector’s Form 8-K dated October 19, 2007).

*4.1	Indenture, dated as of August 16, 2007, between Vector Group Ltd., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 11% Senior Secured Notes due 2015, including the form of Notes (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated August 16, 2007).

*4.2	Pledge Agreement, dated as of August 16, 2007, between VGR Holding LLC, as Grantor, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated August 16, 2007).

*4.3	Security Agreement, dated as of August 16, 2007, between Vector Tobacco Inc., as Grantor, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.3 in Vector’s Form 8-K dated August 16, 2007).

*4.4	Security Agreement, dated as of August 16, 2007, between Liggett Group LLC and 100 Maple LLC, as Grantors, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.4 in Vector’s Form 8-K dated August 16, 2007).

*4.5	Registration Rights Agreement, dated as of August 16, 2007, between Vector Group Ltd., the subsidiary guarantors named therein and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.5 in Vector’s Form 8-K dated August 16, 2007).

*4.6	Fifth Amendment, as of August 10, 2007, to Amended and Restated Loan and Security Agreement, dated as of April 14, 2004, by and between Wachovia Bank, N.A., as Lender, Liggett Group LLC., as Borrower, 100 Maple LLC and Epic Holdings Inc. (incorporated by reference to Exhibit 4.6 in Vector’s Form 8-K dated August 16, 2007).

*4.7	Sixth Amendment, dated as of August 16, 2007, to Amended and Restated Loan and Security Agreement, dated as of April 14, 2004, by and between Wachovia Bank, N.A., as Lender, Liggett Group LLC., as Borrower, 100 Maple LLC and Epic Holdings Inc. (incorporated by reference to Exhibit 4.7 in Vector’s Form 8-K dated August 16, 2007).

*4.8	Intercreditor Agreement, dated as of August 16, 2007, between Wachovia Bank, N.A., as ABL Lender, U.S. Bank National Association, as Collateral Agent, Liggett Group LLC, as Borrower, and 100 Maple LLC, as Loan Party (incorporated by reference to Exhibit 99.1 in Vector’s Form 8-K dated August 16, 2007).

*10.1	Purchase Agreement, dated as of August 8, 2007, between Vector Group Ltd., the subsidiary guarantors named therein and Jefferies & Company, Inc. (incorporated by reference to Exhibit 1.1 in Vector’s Form 8-K dated August 8, 2007).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings

*	Incorporated by reference.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD. (Registrant)

By:	/s/ J. Bryant Kirkland III

J. Bryant Kirkland III
Vice President, Treasurer and Chief
Financial Officer
Date: November 8, 2007