Form 10-K
period 2007-12-31
VECTOR GROUP LTD
filed 2008-02-29
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2007

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
☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.☐ Yes  ☑  No

The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2007 was approximately $848 million.

At February 27, 2008, Vector Group Ltd. had 60,361,978 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

VECTOR GROUP LTD.
FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

Vector Group Ltd., a Delaware corporation, is a holding company and is engaged principally in:

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

In December 2005, we completed an exchange offer and a subsequent short-form merger whereby we acquired the remaining 42.3% of the common shares of New Valley that we did not already own. As a result of these transactions, New Valley became our wholly-owned subsidiary, and approximately 5.6 million shares of our common stock were issued to the New Valley shareholders in the transactions.

Financial information relating to our business segments can be found in Note 20 to our consolidated financial statements. For the purposes of this discussion and segment reporting in this report, references to the Liggett segment encompass the manufacture and sale of conventional cigarettes and includes the former operations of The Medallion Company, Inc., whose operations are held for legal purposes as part of Vector Tobacco. References to the Vector Tobacco segment include the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for these purposes, exclude the operations of Medallion.

Strategy

Our strategy is to maximize stockholder value by increasing the profitability of our subsidiaries in the following ways:

Liggett

•	Capitalize upon Liggett’s cost advantage in the U.S. cigarette market due to the favorable treatment that it receives under the Master Settlement Agreement,

•	Focus marketing and selling efforts on the discount segment, continue to build volume and margin in core discount brands (LIGGETT SELECT, GRAND PRIX and EVE) and utilize core brand equity to selectively build distribution,

•	Continue product development to provide the best quality products relative to other discount products in the marketplace,

•	Increase efficiency by developing and adopting an organizational structure to maximize profit potential,

•	Selectively expand the portfolio of private and control label partner brands utilizing a pricing strategy that offers long-term list price stability for customers,

•	Identify, develop and launch relevant new cigarette brands and other tobacco products to the market in the future, and

•	Pursue strategic acquisitions of smaller tobacco manufacturers.

Vector Tobacco

•	Take a measured approach to developing low nicotine and nicotine-free cigarettes, and

•	Continue to conduct appropriate studies relating to the development of cigarettes that materially reduce risk to smokers.

New Valley

•	Continue to grow Douglas Elliman Realty operations by utilizing its strong brand name recognition and pursuing strategic and financial opportunities,

•	Continue to leverage our expertise as direct investors by actively pursuing real estate investments in the United States and abroad which we believe will generate above-market returns,

•	Acquire operating companies through mergers, asset purchases, stock acquisitions or other means, and

•	Invest New Valley’s excess funds opportunistically in situations that we believe can maximize shareholder value.

Liggett Group LLC

General.  Liggett is the operating successor to Liggett & Myers Tobacco Company, which was founded in 1873. Liggett is currently the fifth-largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett’s manufacturing facilities are located in Mebane, North Carolina.

Liggett manufactures and sells cigarettes in the United States. According to data from Management Science Associates, Inc., Liggett’s domestic shipments of approximately 9.0 billion cigarettes during 2007 accounted for 2.5% of the total cigarettes shipped in the United States during such year. This market share percentage represents an increase of 0.1% from 2006 and 0.3% from 2005. Historically, Liggett produced premium cigarettes as well as discount cigarettes (which include among others, control label, private label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. In recent years, the discounting of premium cigarettes has become far more significant in the marketplace. This has led to some brands that were traditionally considered premium brands to become more appropriately categorized as branded discount, following list price reductions. Liggett’s EVE brand would fall into that category. All of Liggett’s unit sales volume in 2007, 2006 and 2005 were in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade.

Liggett produces cigarettes in approximately 245 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	LIGGETT SELECT — the third-largest brand in the deep discount category,

•	GRAND PRIX — a rapidly growing brand in the deep discount segment,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category,

•	PYRAMID — the industry’s first deep discount product with a brand identity, and

•	USA and various Partner Brands and private label brands.

In 1980, Liggett was the first major domestic cigarette manufacturer to successfully introduce discount cigarettes as an alternative to premium cigarettes. In 1989, Liggett established a new price point within the discount market segment by introducing PYRAMID, a branded discount product which, at that time, sold for less than most other discount cigarettes. In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett’s family of brands, comprising 32.9% of Liggett’s unit volume in 2007, 37.5% in 2006 and 44.6% in 2005. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX is marketed as the “lowest price fighter” to specifically compete with brands which are priced at the lowest level of the deep discount segment. According to the data of Management Science Associates, Liggett held a share of approximately 9.3% of the overall discount market segment for 2007 compared to 8.7% for 2006 and 7.5% for 2005.

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

In February 2008, Liggett announced that it plans to introduce Grand Prix snus, a premium quality pouched tobacco product, beginning in May 2008. Grand Prix snus will be manufactured in Sweden and will be available in three varieties.

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

Under the Master Settlement Agreement reached in November 1998 with 46 states and various territories, the three largest cigarette manufacturers must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market. Additionally, Vector Tobacco likewise has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. cigarette market. We believe that Liggett has gained a sustainable cost advantage over its competitors as a result of the settlement.

Liggett’s and Vector Tobacco’s payments under the Master Settlement Agreement are based on each respective company’s incremental market share above the minimum threshold applicable to each respective company. Thus, if Liggett’s total market share is 2.00%, the Master Settlement Agreement payment is based on 0.35%, which is the difference between 2.00% and Liggett’s applicable threshold of 1.65%. The Company anticipates that both exemptions will be fully utilized in the foreseeable future; however, if one of these subsidiaries fails to reach its respective minimum threshold, the other subsidiary cannot use any excess exemption.

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

Business Strategy.  Liggett’s business strategy is to capitalize upon its cost advantage in the United States cigarette market due to the favorable treatment Liggett receives under its settlement agreements with the states and the Master Settlement Agreement. Liggett’s long-term business strategy is to continue to focus its marketing and selling efforts on the discount segment of the market, to continue to build volume and margin in its core discount brands (LIGGETT SELECT, GRAND PRIX and EVE) and to utilize its core brand equity to selectively build distribution. Liggett intends to continue its product development to provide the best quality products relative to other discount products in the market place. Liggett will continue to seek to increase efficiency by developing and adapting its organizational structure to maximize profit potential. Liggett intends to expand the portfolio of its private and control label and “Partner Brands” utilizing a pricing strategy that offers long-term list price stability for customers. In addition, Liggett may bring niche-driven brands to the market in the future.

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

Liggett’s customers are primarily tobacco and candy distributors, the military, warehouse club chains, and large grocery, drug and convenience store chains. Liggett offers its customers prompt payment discounts, traditional rebates and promotional incentives. Customers typically pay for purchased goods within two weeks following delivery from Liggett, and approximately 90% of customers pay more rapidly through electronic funds transfer arrangements. Liggett’s largest single customer, Speedway SuperAmerica LLC, accounted for approximately 8.7% of its revenues in 2007, 10.8% of its revenues in 2006 and 11.9% of its revenues in 2005. Sales to this customer were primarily in the private label discount segment. Liggett’s contract with this customer currently extends through March 31, 2009.

During 2002, the sales and marketing functions, along with certain support functions, of our Liggett and Vector Tobacco subsidiaries were combined into a new entity, Liggett Vector Brands. This company coordinates and executes the sales and marketing efforts for all of our tobacco operations.

In April 2004, we eliminated a number of positions in our tobacco operations and subleased excess office space. In October 2004, we announced a plan to restructure the operations of Liggett Vector Brands. Liggett Vector Brands realigned its sales force and adjusted its business model to more efficiently serve its chain and independent accounts nationwide. In connection with the restructuring, we eliminated approximately 330 full-time positions and 135 part-time positions in December 2004.

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

Manufacturing.  Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products may vary between premium and discount products. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett’s cigarettes, have historically been 30% to 35% less expensive than comparable domestic tobaccos. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 2007, virtually all of Liggett’s commitments were for the purchase of foreign tobacco.

Liggett’s cigarette manufacturing facility was designed for the execution of short production runs in a cost-effective manner, which enable Liggett to manufacture and market a wide variety of cigarette brand styles. Liggett produces cigarettes in approximately 245 different brand styles as well as private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores.

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

Competition.  Liggett’s competition is now divided into two segments. The first segment is made up of the three largest manufacturers of cigarettes in the United States: Philip Morris USA Inc., Reynolds American Inc. (following the combination of RJR Tobacco and Brown & Williamson’s United States tobacco businesses in July 2004) and Lorillard Tobacco Company as well as the fourth largest, Commonwealth Brands, Inc. (which Imperial Tobacco PLC acquired in 2007). The three largest manufacturers, while primarily premium cigarette based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell lower quality, deep discount cigarettes.

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

According to Management Science Associates’ data, the unit sales of Philip Morris, Reynolds American and Lorillard accounted in the aggregate for approximately 86.4% of the domestic cigarette market in 2007. Liggett’s domestic shipments of approximately 9.0 billion cigarettes during 2007 accounted for 2.5% of the approximately 357 billion cigarettes shipped in the United States, compared to 8.9 billion cigarettes in 2006 (2.4%) and 8.2 billion cigarettes (2.2%) during 2005.

Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 5.0% (approximately 19 billion units) in 2007. Liggett’s management believes that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as federal and state excise tax increases and settlement-related expenses which have contributed to higher cigarette prices in recent years.

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

In July 2004, RJR Tobacco and Brown & Williamson, the second and third largest cigarette manufacturers, completed the combination of their United States tobacco businesses to create Reynolds American. This transaction has further consolidated the dominance of the domestic cigarette market by Philip Morris and the newly created

Reynolds American, which had a combined market share of approximately 76.4% at December 31, 2007. This concentration of United States market share could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on their sales volume, operating income and cash flows.

The Medallion Company, Inc.  We acquired Medallion, a discount cigarette manufacturer selling product in the deep discount category, primarily under the USA brand name, in April 2002. In connection with the acquisition of Medallion, Vector Tobacco, a participating manufacturer under the Master Settlement Agreement, acquired an exemption where it has no payment obligations under the Master Settlement Agreement unless its market share exceeds approximately 0.28% of total cigarettes sold in the United States (approximately 1.0 billion cigarettes in 2006). In connection with the acquisition of Medallion, we recorded an intangible asset of $107.5 million related to the exemption under the Master Settlement Agreement because we believe Vector Tobacco will continue to realize the benefit of the exemption for the foreseeable future. Because the Master Settlement Agreement states that payments will continue in perpetuity, the intangible asset is not amortized.

For purposes of this discussion and segment reporting in this report, references to the Liggett segment encompass the manufacture and sale of conventional cigarettes and include the former operations of Medallion (held for legal purposes as part of Vector Tobacco).

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

In November 2006, our Board of Directors determined to discontinue the genetics operation of our subsidiary, Vector Research Ltd., and not to pursue, at this time, FDA approval of QUEST as a smoking cessation aid, due to the projected significant additional time and expense involved in seeking such approval. In connection with this decision, we eliminated 12 full-time positions effective December 31, 2006. In addition, we terminated certain license agreements associated with the genetics operation. As a result of these actions, we are realizing annual cost savings in excess of $4 million beginning in 2007. We recognized pre-tax restructuring and inventory impairment charges of approximately $2.66 million during the fourth quarter of 2006. The restructuring charges include $484,000 relating to employee severance and benefit costs, $338,000 for contract termination and other associated costs, approximately $952,000 for asset impairment and $890,000 in inventory write-offs. Approximately $1.84 million of these charges represent non-cash items.

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

Expenditures by Vector Tobacco for research and development activities were $4.2 million in 2007, $6.7 million in 2006 and $9.0 million in 2005.

Manufacturing and Marketing.  The QUEST brands are priced as premium cigarettes and are marketed by the sales representatives of Liggett Vector Brands, which coordinates and executes the sales and marketing efforts for all our tobacco operations. Liggett manufactures all of Vector Tobacco’s cigarette brands under contract at its Mebane, North Carolina manufacturing facility.

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

Risks.  Vector Tobacco’s new product initiatives are subject to substantial risks, uncertainties and contingencies which include, without limitation, the challenges inherent in new product development initiatives, the ability to raise capital and manage the growth of its business, potential disputes concerning Vector Tobacco’s intellectual property, intellectual property of third parties, potential extensive government regulation or prohibition, uncertainty regarding pending legislation providing for FDA regulation of cigarettes, third party allegations that Vector Tobacco products are unlawful or bear deceptive or unsubstantiated product claims, potential delays in obtaining tobacco, other raw materials and any technology needed to produce Vector Tobacco’s products, market acceptance of Vector Tobacco’s products, competition from companies with greater resources and the dependence on key employees. See Item 1A. “Risk Factors”.

Legislation and Regulation

In the United States, tobacco products are subject to substantial and increasing legislation, regulation and taxation, which has a negative effect on revenue and profitability. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations — Legislation and Regulation”.

The cigarette industry continues to be challenged on numerous fronts. The industry is facing increased pressure from anti-smoking groups and continued smoking and health litigation, including private class action litigation and health care cost recovery actions brought by governmental entities and other third parties, the effects of which, at this time, we are unable to evaluate. As of February 22, 2008, there were approximately 1,700 individual suits, 1,600 of which were recently filed in Florida, approximately 11 purported class actions or actions where class certification has been sought and approximately four governmental and other third-party payor health care recovery actions pending in the United States in which Liggett was a named defendant. See Item 3. “Legal Proceedings” and Note 12 to our consolidated financial statements, which contain a description of litigation.

The Master Settlement Agreement and Other State Settlement Agreements

In March 1996, March 1997 and March 1998, Liggett entered into settlements of tobacco-related litigation with 45 states and territories. The settlements released Liggett from all tobacco-related claims within those states and territories, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.

In November 1998, Philip Morris, Brown & Williamson, R.J. Reynolds and Lorillard (the “Original Participating Manufacturers” or “OPMs”) and Liggett (together with any other tobacco product manufacturer that becomes a signatory, the “Subsequent Participating Manufacturers” or “SPMs”), (the OPMs and SPMs are hereinafter referred to jointly as the “Participating Manufacturers”) entered into the Master Settlement Agreement with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and

the Northern Mariana Islands (collectively, the “Settling States”) to settle the asserted and unasserted health care cost recovery and certain other claims of those Settling States. The Master Settlement Agreement received final judicial approval in each Settling State.

In the Settling States, the Master Settlement Agreement released Liggett from:

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

The Master Settlement Agreement restricts tobacco product advertising and marketing within the Settling States and otherwise restricts the activities of Participating Manufacturers. Among other things, the Master Settlement Agreement prohibits the targeting of youth in the advertising, promotion or marketing of tobacco products; bans the use of cartoon characters in all tobacco advertising and promotion; limits each Participating Manufacturer to one tobacco brand name sponsorship during any 12-month period; bans all outdoor advertising, with certain limited exceptions; prohibits payments for tobacco product placement in various media; bans gift offers based on the purchase of tobacco products without sufficient proof that the intended recipient is an adult; prohibits Participating Manufacturers from licensing third parties to advertise tobacco brand names in any manner prohibited under the Master Settlement Agreement; and prohibits Participating Manufacturers from using as a tobacco product brand name any nationally recognized non-tobacco brand or trade name or the names of sports teams, entertainment groups or individual celebrities.

The Master Settlement Agreement also requires Participating Manufacturers to affirm corporate principles to comply with the Master Settlement Agreement and to reduce underage usage of tobacco products and imposes restrictions on lobbying activities conducted on behalf of Participating Manufacturers.

Liggett has no payment obligations under the Master Settlement Agreement except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the Master Settlement Agreement, except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.2% of the total cigarettes shipped in the United States during 2005, 2.4% during 2006 and 2.5% during 2007. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, would pay on each excess unit an amount equal (on a per-unit basis) to that due by the OPMs for that year. In April 2005, Liggett and Vector Tobacco paid a total of approximately $21 million for their 2004 Master Settlement Agreement obligations. In April 2006, Liggett and Vector Tobacco paid a total of approximately $10.6 million for their 2005 Master Settlement Agreement obligations. In April 2007, Liggett and Vector Tobacco paid approximately $38.7 million for their 2006 Master Settlement Agreement obligation. Liggett and Vector Tobacco have expensed approximately $48.8 million for their estimated Master Settlement Agreement obligations for 2007 as part of cost of goods sold. Liggett and Vector Tobacco paid approximately $34.5 million for their 2007 Master Settlement obligations during 2007 and anticipate paying another $4.1 million in April 2008, after withholding certain disputed amounts.

Under the payment provisions of the Master Settlement Agreement, the Participating Manufacturers are required to pay a base amount of $9.0 billion in 2008 and each year thereafter (subject to applicable adjustments, offsets and reductions). These annual payments are allocated based on unit volume of domestic cigarette shipments. The payment obligations under the Master Settlement Agreement are the several, and not joint, obligations of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.

Liggett may have additional payment obligations under the Master Settlement Agreement and its other settlement agreements with the states. See Item 7. “Management’s Discussion and Analysis of Financial Condition

and Results of Operation — Recent Developments — Tobacco Settlement Agreements” and Note 12 to our consolidated financial statements.

It is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any smoking-related litigation or as a result of additional federal or state regulation relating to the manufacture, sale, distribution, advertising or labeling of tobacco products.

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

In December 2005, we completed an exchange offer and subsequent short-form merger whereby we acquired the remaining 42.3% of the common shares of New Valley Corporation that we did not already own. As result of these transactions, New Valley Corporation became our wholly-owned subsidiary and approximately 5.6 million shares of our common stock were issued to the New Valley Corporation shareholders in the transactions. The surviving corporation in the short-form merger was subsequently merged into a new Delaware limited liability company named New Valley LLC, which conducts the business of the former New Valley Corporation. Prior to these transactions, New Valley Corporation was registered under the Securities Exchange Act of 1934 and filed periodic reports and other information with the SEC.

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

We account for our interest in Douglas Elliman Realty under the equity method. We recorded income of $20.3 million in 2007, $12.7 million in 2006 and $11.2 million in 2005 associated with Douglas Elliman Realty. Equity income from Douglas Elliman Realty includes interest earned by New Valley on the subordinated debt and management fees.

Real Estate Brokerage Business.  Douglas Elliman Realty is engaged in the real estate brokerage business through its subsidiaries Douglas Elliman and Prudential Douglas Elliman Real Estate. The two brokerage companies have 61 offices with approximately 3,500 real estate agents in the metropolitan New York area. The companies achieved combined sales of approximately $13.9 billion of real estate in 2007, approximately $11.7 billion of real estate in 2006 and approximately $11.1 billion of real estate in 2005. Douglas Elliman Realty was ranked as the fifth largest residential brokerage company in the United States in 2006 based on closed sales volume by the Real Trends broker survey. Douglas Elliman Realty had revenues of $405.6 million in 2007, $347.2 million in 2006 and $330.1 million in 2005.

Douglas Elliman was founded in 1911 and has grown to be one of Manhattan’s leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has 14 New York City offices, with approximately 1,800 real estate agents, and had sales volume of approximately $9.6 billion of real estate in 2007, approximately $7.2 billion of real estate in 2006 and approximately $6.3 billion in 2005.

Prudential Douglas Elliman Real Estate is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island with 47 offices and approximately 1,700 real estate agents. During 2007, Prudential Douglas Elliman Real Estate closed approximately 6,600 transactions, representing sales volume of approximately $4.3 billion of real estate. This compared to approximately 7,000 transactions closed in 2006, representing approximately $4.5 billion of real estate, and approximately 8,250 transactions closed in 2005, representing approximately $4.7 billion in real estate. Prudential Douglas Elliman Real Estate serves approximately 250 communities from Manhattan to Montauk.

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

In the two brokerage companies’ traditional business of residential real estate sales and marketing, they compete primarily with multi-office independent real estate organizations and, to some extent with franchise real estate organizations, such as Century-21, ERA, RE/MAX and Coldwell Banker. The companies believe that their major competitors in 2008 will also increasingly include multi-office real estate organizations, such as GMAC Home Services, NRT Inc. (whose affiliates include the New York City-based Corcoran Group) and other privately owned companies. Residential brokerage firms compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, recently to a greater degree, price.

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

In Preferred Empire’s mortgage business, mortgage loan origination activities are subject to the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. Additionally, there are various state laws affecting Preferred Empire’s mortgage operations, including licensing requirements and substantive limitations on the interest and fees that may be charged. States also have the right to conduct financial and regulatory audits of the loans under their jurisdiction. Preferred Empire is licensed as a mortgage broker in New York, and as a result, Preferred Empire is required to submit annual audited financial statements to the New York Commissioner of Banks and maintain a minimum net worth of $50,000. As of December 31, 2007, Preferred Empire was in compliance with these requirements. Preferred Empire is also licensed as a mortgage broker in Connecticut and New Jersey.

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

Residential Property Management Business.  Douglas Elliman Realty is also engaged in the management of cooperatives, condominiums and apartments though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management and is one of the leading managers of apartments, cooperatives and condominiums in the New York metropolitan area. Residential Management Group provides full service third-party fee management for approximately 250 properties, representing approximately 45,000 units in New York City, Nassau County, Northern New Jersey and Westchester County. The company is seeking to continue to expand its property management business in the greater metropolitan New York area in 2008. Among the notable properties currently managed are the Dakota, Museum Tower, Worldwide Plaza, London Terrace and West Village Houses buildings in New York City. Residential Management Group employs approximately 250 people, of whom approximately 150 work at the company’s headquarters and the remainder at remote site offices in the New York metropolitan area.

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

Hawaiian Hotel.  In July 2001, Koa Investors, LLC, an entity owned by New Valley, developer Brickman Associates and other investors, acquired the leasehold interests in the former Kona Surf Hotel in Kailua-Kona, Hawaii in a foreclosure proceeding. New Valley, which holds a 50% interest in Koa Investors, had invested $13.575 million in the project as of December 31, 2007. We account for our investment in Koa Investors under the equity method and recorded losses of $750,000 in 2007, income of $867,000 in 2006 and losses of $3.5 million in 2005 associated with the Kona Surf Hotel. The income in 2006 related to the receipt of tax credits in 2006 from the State of Hawaii of $1.192 million offset by equity in the loss of Koa Investors of $325,000. Koa Investors’ losses in 2007 and 2005 primarily represented losses from operations.

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

In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82 million at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57 million construction loan and distributed a portion of the proceeds to its members, including $5.5 million to New Valley. As a result of the refinancing, we suspended our recognition of equity losses in Koa Investors to the extent such losses exceed our basis plus any commitment to make additional investments, which totaled $600,000 at the refinancing. In August 2006, New Valley contributed $925,000 to Koa Investors in the form of $600,000 of the required contributions and $325,000 of discretionary contributions. Accordingly, we recognized in 2006 a $325,000 loss from New Valley’s equity investment in Koa Investors. Although New Valley was not obligated to fund any additional amounts to Koa Investors at December 31, 2007 and 2006, New Valley made a $750,000 capital contribution in February 2007.

St.  Regis Hotel, Washington, D.C.  In June 2005, affiliates of New Valley and Brickman Associates formed 16th & K Holdings LLC (“Hotel LLC”), which acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C., for $47 million in August 2005. In connection with the purchase of the hotel, a subsidiary of Hotel LLC entered into agreements to borrow up to $50 million of senior and subordinated debt. New Valley, which holds a 50% interest in Hotel LLC, had invested $12.125 million in the project at December 31, 2007. The St. Regis Hotel, which was temporarily closed on August 31, 2006 for an extensive renovation, reopened in January 2008.

Hotel LLC is capitalizing all costs other than management fees related to the renovation of the property during the renovation phase. We account for our interest in Hotel LLC under the equity method and recorded losses of $2.344 million in 2007, $2.147 million in 2006 and $173,000 in 2005.

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

In September 2007, Hotel LLC entered into certain agreements to sell 90% of the St. Regis Hotel. In October 2007, Hotel LLC entered into an agreement to sell certain tax credits associated with the Hotel. The transactions are subject to customary closing conditions. If the St. Regis Hotel is sold, in addition to retaining a 2.5% interest, net of incentives, in the St. Regis Hotel, New Valley anticipates it would receive approximately $18 million in connection with the closing of the sale of the hotel and approximately an additional $4 million between 2008 and 2012 from the tax credits.

Holiday Isle.  During the fourth quarter of 2005, New Valley advanced $2.75 million to Ceebraid Acquisition Corporation (“Ceebraid”), an entity which entered into an agreement to acquire the Holiday Isle Resort in Islamorada, Florida. In February 2006, Ceebraid filed for Chapter 11 bankruptcy after it was unable to consummate financing arrangements for the acquisition. Although Ceebraid continued to seek to obtain financing for the transaction and to close the acquisition pursuant to the purchase agreement, the Company determined that a $2.75 million reserve for uncollectibility should be established against these advances at December 31, 2005. In April 2006, an affiliate of Ceebraid completed the acquisition of the property for $98 million, and New Valley increased its investment in the project to a total of $5.8 million and indirectly holds an approximate 19% equity interest in Ceebraid. New Valley had committed to make additional investments of up to $200,000 in Holiday Isle at December 31, 2007 and has recorded a $200,000 liability for its future obligation to Holiday Isle. In connection with the closing of the purchase, an affiliate of Ceebraid borrowed $98 million of mezzanine and senior debt to finance a portion of the purchase price and anticipated development costs. The maturity of approximately $77 million of the debt, which was due on May 1, 2007, has been extended until August 1, 2008. In April 2006, Vector agreed, under certain circumstances, to guarantee up to $2 million of the debt. We believe the fair value of our guarantee was negligible at December 31, 2007. Prior to the fourth quarter of 2007, New Valley accounted for its interest in Holiday Isle under the equity method and recorded a loss of $953,000 in 2007 and $2.296 million in 2006 in connection with its investment. Holiday Isle will capitalize all costs other than management fees related to the renovation of the property during the renovation phase.

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

In 2002, LTS borrowed a total of $5 million from New Valley, due March 31, 2007, as extended. New Valley evaluated its ability to collect its notes receivable and related interest from LTS at September 30, 2002. These notes receivable included the $5 million of notes issued in 2002 and the $8.01 million convertible note issued to New Valley in May 2001. Management determined, based on the then current trends in the broker-dealer industry and LTS’s operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13.2 million in the third quarter of 2002.

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

In February 2007, LTS entered into a Debt Exchange Agreement with New Valley, the holder of $5.0 million principal amount of its promissory notes due March 31, 2007. Pursuant to the Exchange Agreement, New Valley agreed to exchange the principal amount of its notes for LTS common stock at an exchange price of $1.80 per share, representing the average closing price of the LTS common stock for the 30 prior trading days ending on the date of the Exchange Agreement. The debt exchange was consummated on June 29, 2007 following approval by the LTS shareholders at its annual meeting of shareholders. At the closing, the $5.0 million principal amount of notes was exchanged for 2,777,778 shares of LTS’s common stock and accrued interest on the notes of approximately $1.7 million was paid in cash. In connection with the debt exchange, we recorded a gain in 2007 of $8.1 million, which consisted of the fair value of the 2,777,778 shares of LTS common stock at June 29, 2007 (the transaction date) and interest received in connection with the exchange. As a result, New Valley’s ownership of LTS’s common stock increased to 13,888,889 shares or approximately 8.6% of the outstanding LTS shares.

Four of our directors, Howard M. Lorber, Henry C. Beinstein, Robert J. Eide and Jeffrey S. Podell, also serve as directors of LTS. Mr. Lorber also serves as Vice Chairman of LTS. Richard J. Lampen, who along with Mr. Lorber is an executive officer of ours, also serves as a director of LTS and has served as the President and Chief Executive Officer of LTS since September 2006. In September 2006, we entered into a agreement with LTS where we agreed to make available the services of Mr. Lampen as well as other financial and accounting services. For 2006 and 2007, LTS paid us $83 and $400, respectively, related to the agreement. These amounts were recorded as a reduction to our operating, selling, administrative and general expenses. We have agreed with LTS that the annual fee will increase from $400 to $600, effective July 1, 2008. For 2007, LTS paid compensation of $600 to each of Mr. Lorber and Mr. Lampen in connection with their services. See Note 14 to our consolidated financial statements.

Long-Term Investments

As of December 31, 2007, long-term investments consisted primarily of investments in investment partnerships of $83.5 million. New Valley has committed to make an additional investment in one of these investment partnerships of up to $172,000. In the future, we may invest in other investments including limited partnerships, real estate investments, equity securities, debt securities and certificates of deposit depending on risk factors and potential rates of return.

Employees

At December 31, 2007, we had approximately 430 employees, of which approximately 249 were employed at Liggett’s Mebane facility, approximately 12 were employed at Vector Tobacco’s research facility and approximately 147 were employed in sales and administrative functions at Liggett Vector Brands. Approximately 40% of our employees are hourly employees who are represented by unions. We have not experienced any significant work stoppages since 1977, and we believe that relations with our employees and their unions are satisfactory.

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

We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2007, we and our subsidiaries had total outstanding indebtedness (including the embedded derivative liabilities related to our convertible notes) of $399.4 million. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

We are a holding company and depend on cash payments from our subsidiaries, which are subject to contractual and other restrictions, in order to service our debt and to pay dividends on our common stock.

We are a holding company and have no operations of our own. We hold our interests in our various businesses through our wholly-owned subsidiaries, VGR Holding and New Valley. In addition to our own cash resources, our ability to pay interest on our debt and to pay dividends on our common stock depends on the ability of VGR Holding and New Valley to make cash available to us. VGR Holding’s ability to pay dividends to us depends primarily on the ability of Liggett, its wholly-owned subsidiary, to generate cash and make it available to VGR Holding. Liggett’s revolving credit agreement with Wachovia Bank, N.A. contains a restricted payments test that limits the ability of Liggett to pay cash dividends to VGR Holding. The ability of Liggett to meet the restricted payments test may be affected by factors beyond its control, including Wachovia’s unilateral discretion, if acting in good faith, to modify elements of such test.

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

Our 11% senior secured notes contain restrictive covenants that limit our operating flexibility.

Our 11% senior secured notes due 2015 contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay dividends or distributions on, or redeem or repurchase, capital stock;

•	create liens with respect to our assets;

•	make investments, loans or advances;

•	prepay subordinated indebtedness;

•	enter into transactions with affiliates; and

•	merge, consolidate, reorganize or sell our assets.

In addition, Liggett’s revolving credit agreement requires us to meet specified financial ratios. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of the indenture governing the senior secured notes and the Liggett revolving credit agreement may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control. The breach of any of these covenants, including those contain in the indenture governing the notes and the Liggett’s credit agreement, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

The notes contain restrictive covenants, which, among other things, restrict our ability to pay certain dividends or make other restricted payments or enter into transactions with affiliates if our Consolidated EBITDA, as defined in the indenture, is less than $50.0 million for the four quarters prior to such transaction.

Liggett faces intense competition in the domestic tobacco industry.

Liggett is considerably smaller and has fewer resources than its major competitors and, as a result, has a more limited ability to respond to market developments. Management Science Associates data indicate that the three largest cigarette manufacturers controlled approximately 86.4% of the United States cigarette market during 2007. Philip Morris is the largest and most profitable manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had approximately 62.2% of the premium segment and 49.0% of the total domestic market during 2007. During 2007, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 2.5%. Philip Morris and RJR Tobacco (which is now part of Reynolds American), the two largest cigarette manufacturers, have historically, because of their dominant market share, been able to determine cigarette prices for the various pricing tiers within the industry. Market pressures have historically caused the other cigarette manufacturers to bring their prices into line with the levels established by these two major manufacturers.

In July 2004, RJR Tobacco and Brown & Williamson, the second and third largest cigarette manufacturers, completed the combination of their United States tobacco businesses to create Reynolds American. This transaction has further consolidated the dominance of the domestic cigarette market by Philip Morris and Reynolds American, which had a combined market share of approximately 76.4% at December 31, 2007. This concentration of United States market share could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on their sales volume, operating income and cash flows, which in turn could negatively affect the value of our common stock.

Liggett’s business is highly dependent on the discount cigarette segment.

Liggett depends more on sales in the discount cigarette segment of the market, relative to the full-price premium segment, than its major competitors. All of Liggett’s unit volume in 2007 and 2006 was generated in the discount segment. The discount segment is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. While the three major manufacturers all compete with Liggett in the discount segment of the market, the strongest competition for market share has recently come from a group of smaller manufacturers and importers, most of which sell low quality, deep discount cigarettes. While Liggett’s share of the discount market increased to 9.3% in 2007 from 8.7% in 2006 and 7.5% in 2005, Management Science Associates data indicate that the discount market share of these other smaller manufacturers and importers was approximately 37.0% in 2007, 36.3% in 2006 and 38.0% in 2005. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only current market segment could be negatively affected, which in turn could negatively affect the value of our common stock.

Liggett’s market share is susceptible to decline.

In years prior to 2000, Liggett suffered a substantial decline in unit sales and associated market share. Liggett’s unit sales and market share increased during each of 2000, 2001 and 2002, and its market share increased in 2003 while its unit sales declined. In 2007 and 2006, Liggett’s unit sales and market share increased compared to 2005 after declines in 2005 and 2004 compared to the prior year. This earlier market share erosion resulted in part from Liggett’s highly leveraged capital structure that existed until December 1998 and its limited ability to match other competitors’ wholesale and retail trade programs, obtain retail shelf space for its products and advertise its brands. The decline in recent years also resulted from adverse developments in the tobacco industry, intense competition and changes in consumer preferences. According to Management Science Associates data, Liggett’s overall domestic market share during 2007 was 2.5% compared to 2.4% during 2006 and 2.2% during 2005. Liggett’s share of the discount segment during 2007 was 9.3% compared to 8.7% in 2006, up from 7.5% in 2005. If Liggett’s market share declines, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.

Liggett has significant sales to a single customer.

During 2007, 8.7% of Liggett’s total revenues and 8.6% of our consolidated revenues were generated by sales to Liggett’s largest customer. Liggett’s contract with this customer currently extends through March 31, 2009. If this customer discontinues its relationship with Liggett or experiences financial difficulties, Liggett’s results of operations could be materially adversely affected.

The domestic cigarette industry has experienced declining unit sales in recent periods.

Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with published industry sources estimating that domestic industry-wide shipments decreased by approximately 5.0% in 2007. According to Management Science Associates data, domestic industry-wide shipments decreased by 2.4% in 2006 compared to 2005. We believe that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as federal and state excise tax increases and settlement-related expenses which have contributed to high cigarette price levels in recent years. If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.

Litigation will continue to harm the tobacco industry.

The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of February 22, 2008, there were approximately 1,700 individual suits, 1,600 of which were recently filed in Florida, 11 purported class actions and four governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett and/or us were named defendants. It is likely that similar legal actions, proceedings and claims will continue to be filed against Liggett. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pled in these cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any tobacco-related litigation could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

No monetary damages were awarded other than the government’s costs. In October 2006, the United States Court of Appeals for the District of Columbia stayed the Final Judgment pending appeal. The defendants filed amended notices of appeal in March 2007. The government acknowledged in its appellate brief that it was not appealing the district court’s decision to award no remedy against Liggett. Therefore, although this case has been concluded as to Liggett, it is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise imposes regulations which adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.

A West Virginia state court consolidated approximately 750 individual actions that were pending prior to 2001 for trial of some common issues. The consolidation was affirmed on appeal by the West Virginia Supreme Court. In January 2002, the court severed Liggett from the trial of the consolidated action. It is estimated that Liggett could be a defendant in approximately 100 of the cases. The action is currently stayed. Two purported class actions have been certified in state court in Kansas and New Mexico alleging antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging, among other things, that the use of the terms “light” and “ultralight” constitutes unfair and deceptive trade practices. One such suit (Schwab v. Philip Morris), pending in federal court in New York since 2004, seeks to create a nationwide class of “light” cigarette smokers. The action asserts claims under Racketeer Influenced and Corrupt Organizations Act (“RICO”). The proposed class is seeking as much as $200 billion in damages, which could be trebled under RICO. In November 2005, the court ruled that the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members, if the class was certified. Fluid recovery would permit potential damages to be paid out in ways other than merely giving cash directly to plaintiffs, such as establishing a pool of money that could be used for public purposes. In September 2006, the court granted plaintiffs’ motion for class certification. In November 2006, the United States Court of Appeals for the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. Oral argument was held in July 2007 and the parties are awaiting a decision. Liggett is a defendant in the Schwab case.

There are currently three individual tobacco-related actions pending where Liggett is the only tobacco company defendant. In April 2004, in one of these cases, a jury in a Florida state court action awarded compensatory damages of $540,000 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752,000. Liggett has appealed both the verdict and the legal fees award. In October 2007, the Fourth District Court of Appeals affirmed the compensatory award. Liggett filed a motion for rehearing and/or certification which is currently pending before the appellate court. In March 2005, in another case in Florida state court in which Liggett is the only defendant, the court granted Liggett’s motion for summary judgment. The plaintiff appealed and, in June 2006, a Florida intermediate appellate court reversed the trial court’s decision and remanded the case back to the trial court. The court granted leave to plaintiff to add a claim for punitive damages. Trial commenced on February 19, 2008 and on February 22, 2008 the court declared a mistrial.

Individual tobacco-related cases have increased as a result of the Florida Supreme Court’s ruling in Engle.

In May 2003, a Florida intermediate appellate court overturned a $790 million punitive damages award against Liggett and decertified the Engle v. R. J. Reynolds Tobacco Co. smoking and health class action. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision. Among other things, the Florida Supreme Court affirmed the decision decertifying the class on a prospective basis and the order vacating the punitive damages award, but preserved several of the trial court’s Phase I findings (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) all defendants sold or supplied cigarettes that were defective; and (vi) all defendants were negligent) and allowed plaintiffs to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year of the date the court’s decision became final on January 11, 2007, the date of the court’s mandate. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. Class counsel filed motions for attorneys’ fees and costs, which motions are pending. In May 2007, the defendants, including Liggett, filed a petition for writ of certiorari with the United States Supreme Court. The petition was denied in September 2007. In October 2007, defendants filed a petition for rehearing before the United States Supreme Court which was denied in November 2007.

In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Company, awarded $37,500 in compensatory damages in a case involving Liggett and two other cigarette manufacturers. In March 2003, the court reduced the amount of the compensatory damages to $24,860. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle class member suit following entry of final judgment by the Engle trial court. After the verdict was returned, the case was abated pending completion of the Engle appeal. After the issuance of the Florida Supreme Court’s opinion discussed above, the plaintiff filed a motion requesting that the trial court enter partial final judgment, tax costs and attorneys’ fees and schedule trial on the punitive damages claims. Defendants have opposed the relief sought by plaintiff on the grounds that the reversal by the Florida Supreme Court of the Engle Phase I finding on fraud mandates the reversal of the jury verdict and precludes the entry of final judgment in plaintiff’s favor. If the court enters judgment in plaintiff’s favor, plaintiff contends that interest on the judgment accrues from the date of the verdict. Plaintiff has filed a motion seeking an award of attorneys’ fees from Liggett based on their prior proposal for settlement. Oral argument was held in March 2007 and the parties are awaiting a decision. Liggett may be required to bond the amount of the judgment against it to perfect its appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.

Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, former class members had one year from January 11, 2007 to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 mandate, are referred to as the “Engle progeny cases”. As of February 22, 2008, there were approximately 1,600 Engle progeny cases filed and served, in both state and federal courts in Florida, where either Liggett (and other cigarette manufacturers) or us, or both, were named as defendants. These cases include approximately 3,500 plaintiffs. Plaintiffs have 120 days to serve cases filed before the deadline, so the total number of cases could increase substantially.

Regulation and legislation may negatively impact sales of tobacco products and our financial condition.

A wide variety of federal, state and local laws limit the advertising, sale and use of cigarettes and these laws have proliferated in recent years. For example, many local laws prohibit smoking in restaurants and other public places, and many employers have initiated programs restricting or eliminating smoking in the workplace. There are various other legislative efforts pending on the federal and state level which seek to, among other things, eliminate smoking in public places, further restrict displays and advertising of cigarettes, require additional warnings, including graphic warnings, on cigarette packaging and advertising, ban vending machine sales and curtail affirmative defenses of tobacco companies in product liability litigation. The trend has had, and is more likely to continue to have, an adverse effect on us.

In addition to the foregoing, there have been a number of other restrictive regulatory actions from various federal administrative bodies, including the United States Environmental Protection Agency and the FDA. There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry. Recently, legislation was reintroduced in Congress providing for regulation of cigarettes by the FDA. These developments generally receive widespread media attention. Additionally, more than 20 states have passed legislation providing for reduced ignition propensity standards for cigarettes. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation or legislation. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but our consolidated financial position, results of operations or cash flows could be materially adversely affected.

Liggett may have additional payment obligations under the Master Settlement Agreement and its other settlement agreements with the states.

In October 2004, the independent auditor under the Master Settlement Agreement notified Liggett and all other participating manufacturers that their payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, had been recalculated using “net” unit amounts, rather than “gross” unit amounts (which had been used since 1999 to calculate market share on the allocation of the base annual payment under the Master Settlement Agreement). The change in the method of calculation could, among other things, require additional payments by Liggett under the Master Settlement Agreement of approximately $14.2 million, plus interest, for the periods 2001 through 2006, require Liggett to pay an additional amount of approximately $3.3 million for 2007 and require additional amounts in future periods because the proposed change from “gross” to “net” would serve to lower Liggett’s market share exemption under the Master Settlement Agreement. Liggett has objected to this retroactive change and has disputed the change in methodology. No amounts have been accrued in our consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.

In 2005, the independent auditor calculated that Liggett owed $28.7 million for its 2004 sales. In April 2005, Liggett paid $11.7 million and disputed the balance, as permitted by the Master Settlement Agreement. Liggett subsequently paid an additional $9.3 million of the disputed amount, although Liggett continues to dispute that this amount is owed. This $9.3 million relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” The remaining balance in dispute of $7.7 million, which was withheld from payment, is comprised of $5.3 million claimed for a 2004 NPM Adjustment and $2.4 million relating to the Independent Auditor’s retroactive change from “gross” to “net” units in calculating Master Settlement Agreement payments, which Liggett contends is improper, as discussed above. From its April 2006 payment, Liggett withheld $1.6 million claimed for the 2005 NPM Adjustment and $2.6 million relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4.2 million from their April 2007 payments related to the 2006 NPM Adjustment and $3.0 million relating to the retroactive change from “gross” to “net” units. The following amounts have not been accrued in our consolidated financial statements as they relate to Liggett’s claims for NPM Adjustments: $6.5 million for 2003, $3.8 million for 2004 and $0.8 million for 2005.

In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. In December 2004, Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13.5 million. In November 2004, the State of Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6.5 million. In 2005, Liggett was served with a 60 day notice to cure alleged defaults by each of Florida and Mississippi. No specific monetary demand has been made by Texas.

Except for $2.5 million accrued at December 31, 2007, in connection with the foregoing matters, no other amounts have been accrued in our consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will prevail in any of these matters and that Liggett will not be required to make additional material payments, which payments could materially adversely affect our consolidated financial position, results of operations or cash flows and the value of our common stock.

Liggett may be adversely affected by recent legislation to eliminate the federal tobacco quota system.

In October 2004, federal legislation was enacted which eliminated the federal tobacco quota system and price support system through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10.14 billion over a ten-year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Liggett’s and Vector Tobacco’s assessment was $25.3 million in 2005, $22.6 million in 2006 and $23.3 million in 2007. The relative cost of the legislation to each of the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.

Excise tax increases adversely affect cigarette sales.

Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack, although proposals are pending in Congress to increase the federal excise tax by as much as $0.61 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. In 2007, 11 states enacted increases in excise taxes. Further increases in state excise taxes are expected in 2008. Congress is currently considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and various states and other jurisdictions are considering, or have pending, legislation proposing further state excise tax increases. Further substantial federal or state excise tax increases could accelerate the trend away from smoking and could have a material adverse effect on Liggett’s sales and profitability, which in turn could negatively affect the value of our common stock.

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

Potential extensive government regulation.  Vector Tobacco’s business may become subject to extensive additional domestic and international government regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering matters such as the manufacture, sale, distribution and labeling of tobacco products as well as any health claims associated with reduced risk and low nicotine and nicotine-free cigarette products. A system of regulation by agencies such as the FDA, the FTC and the USDA may be established. Recently, legislation was reintroduced in Congress providing for the regulation of cigarettes by the FDA. The outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse effect on Vector Tobacco’s business, operating results and prospects.

Competition from other cigarette manufacturers with greater resources.  Vector Tobacco’s competitors generally have substantially greater resources than Vector Tobacco, including financial, marketing and personnel resources. Other major tobacco companies have stated that they are working on reduced risk cigarette products and have made publicly available at this time only limited additional information concerning their activities. Philip Morris has announced it is developing products that potentially reduce smokers’ exposure to harmful compounds in cigarette smoke. RJR Tobacco has disclosed that a primary focus for its research and development activity is the development of potentially reduced exposure products, which may ultimately be recognized as products that present reduced risks to health. RJR Tobacco has stated that it continues to sell in limited distribution throughout the country a brand of cigarettes that primarily heats rather than burns tobacco, which it claims reduces the toxicity of its smoke. There is a substantial likelihood that other major tobacco companies will continue to introduce new products that are designed to compete directly with the low nicotine, nicotine-free and reduced risk products that Vector Tobacco currently markets or may develop.

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

Risks of real estate ventures.  New Valley has three significant real estate-related investments, Douglas Elliman Realty, LLC, the Sheraton Keauhou Bay Resort & Spa (which reopened in the fourth quarter 2004) and the St. Regis Hotel in Washington, D. C. (since August 2005), in each of which it holds only a 50% interest. In addition, New Valley has an approximate 19% interest in a project in Islamorada, Florida. New Valley must seek approval from other parties for important actions regarding these joint ventures. Since these other parties’ interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm the ventures.

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

Douglas Elliman Realty could be negatively impacted by a downturn in the residential real estate market.  The residential real estate market tends to be cyclical and typically is affected by changes in the general economic conditions that are beyond Douglas Elliman Realty’s control. The U.S. residential real estate market is currently in a significant downturn due to various factors including downward pressure on housing prices, credit constraints inhibiting new buyers and an exceptionally large inventory of unsold homes at the same time that sales volumes are decreasing. We cannot predict whether the downturn will worsen or when the market and related economic forces will return the U.S. residential real estate industry to a growth period.

Any of the following could have a material adverse effect on Douglas Elliman Realty’s residential business by causing a general decline in the number of home sales and/or prices, which in turn, could adversely affect its revenues and profitability:

•	periods of economic slowdown or recession;

•	rising interest rates;

•	the general availability of mortgage financing, including:

•	the impact of the recent contraction in the subprime and mortgage markets generally; and

•	the effect of more stringent lending standards for home mortgages;

•	adverse changes in economic and general business conditions in the New York metropolitan area;

•	a decrease in the affordability of homes;

•	declining demand for real estate;

•	a negative perception of the market for residential real estate;

•	commission pressure from brokers who discount their commissions;

•	acts of God, such as hurricanes, earthquakes and other natural disasters, or acts or threats of war or terrorism; and/or

•	an increase in the cost of homeowners insurance.

All of Douglas Elliman Realty’s current operations are located in the New York metropolitan area.  Local and regional economic and general business conditions in this market could differ materially from prevailing conditions in other parts of the country. A downturn in the residential real estate market or economic conditions in that region could have a material adverse effect on Douglas Elliman Realty and our investment in that company.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess, and our independent registered certified public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2007, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered certified public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell the shares of our common stock when you want or at prices you find attractive.

The trading price of our common stock has ranged between $16.52 and $23.75 per share over the past 52 weeks. We expect that the market price of our common stock will continue to fluctuate.

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

At December 31, 2007, we had outstanding options granted to employees to purchase approximately 8,920,714 shares of our common stock, with a weighted-average exercise price of $9.62 per share, of which options for 8,723,642 shares were exercisable at December 31, 2007. We also have outstanding convertible notes and debentures maturing in November 2011 and June 2026, which are currently convertible into 12,315,488 shares of our common stock. The issuance of these shares will cause dilution which may adversely affect the market price of our common stock. The availability for sale of significant quantities of our common stock could adversely affect the prevailing market price of the stock.

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

Liggett’s tobacco manufacturing facilities, and several of the distribution and storage facilities, are currently located in or near Mebane, North Carolina. Various of such facilities are owned and others are leased. As of December 31, 2007, the principal properties owned or leased by Liggett are as follows:

			Approximate Total
Type	Location	Owned or Leased	Square Footage

Storage Facilities	Danville, VA	Owned	578,000
Office and Manufacturing
Complex	Mebane, NC	Owned	240,000
Warehouse	Mebane, NC	Owned	60,000
Warehouse	Mebane, NC	Leased	50,000
Warehouse	Mebane, NC	Leased	30,000
Warehouse	Mebane, NC	Leased	2,000
Warehouse	Mebane, NC	Leased	22,000

Liggett Vector Brands leases approximately 20,000 square feet of office space in Morrisville, NC, North Carolina. The lease expires in January 2014.

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

During the last quarter of 2007, no matter was submitted to stockholders for their vote or approval, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of February 29, 2008. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

			Year Individual
			became an
Name	Age	Position	Executive Officer

Bennett S. LeBow	70	Executive Chairman	1990
Howard M. Lorber	59	President and Chief	2001
		Executive Officer
Richard J. Lampen	54	Executive Vice President	1996
J. Bryant Kirkland III	42	Vice President, Chief	2006
		Financial Officer and Treasurer
Marc N. Bell	47	Vice President, General	1998
		Counsel and Secretary
Ronald J. Bernstein	54	President and Chief	2000
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

Howard M. Lorber has been our President and Chief Executive Officer since January 2006. He served as our President and Chief Operating Officer from January 2001 to December 2005 and has served as a director of ours since January 2001. From November 1994 to December 2005, Mr. Lorber served as President and Chief Operating Officer of New Valley, where he also served as a director. Mr. Lorber was Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the National Association of Securities Dealers, since 1984; Chairman of the Board of Directors since 1987 and Chief Executive Officer from November 1993 to December 2006 of Nathan’s Famous, Inc., a chain of fast food restaurants; a consultant to us and Liggett from January 1994 to January 2001; a director of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; and Chairman of the Board of Ladenburg Thalmann Financial Services from May 2001 to July 2006 and Vice Chairman since July 2006. He is also a trustee of Long Island University.

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

Marc N. Bell has been our Vice President since January 1998, our General Counsel and Secretary since May 1994 and the Senior Vice President and General Counsel of Vector Tobacco since April 2002. From November 1994 to December 2005, Mr. Bell served as Associate General Counsel and Secretary of New Valley and from February 1998 to December 2005, as a Vice President of New Valley. Prior to May 1994, Mr. Bell was with the law firm of Zuckerman Spaeder LLP in Miami, Florida and from June 1991 to May 1993, with the law firm of Fischbein • Badillo • Wagner • Harding in New York, New York.

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

Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR”. The following table sets forth, for the periods indicated, high and low sale prices for a share of its common stock on the NYSE, as reported by the NYSE, and quarterly cash dividends declared on shares of common stock:

Year	High	Low	Cash Dividends

2007:
Fourth Quarter	$23.00	$19.85	$.40
Third Quarter	23.75	19.82	.38
Second Quarter	21.82	16.52	.38
First Quarter	18.22	16.17	.38
2006:
Fourth Quarter	$17.58	$15.05	$.38
Third Quarter	16.73	14.11	.36
Second Quarter	17.31	13.78	.36
First Quarter	17.49	15.55	.36

At February 19, 2008, there were approximately 2,135 holders of record of our common stock.

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

Our 11% Senior Secured Notes due 2015 prohibit our payment of cash dividends or distributions on our common stock if at the time of such payment our Consolidated EBITDA (as defined) for the most recently completed four full fiscal quarters is less than $50 million.

We paid 5% stock dividends on September 29, 2005, September 29, 2006 and September 28, 2007 to the holders of our common stock. All information presented in this report is adjusted for the stock dividends.

Performance Graph

The following graph compares the total annual return of the Company’s Common Stock, the S&P 500 Index, the S&P MidCap 400 Index and the AMEX Tobacco Index for the five years ended December 31, 2007. The graph assumes that $100 was invested on December 31, 2002 in the Common Stock and each of the indices, and that all cash dividends and distributions were reinvested. Information for the Company’s Common Stock includes the value of the March 30, 2005 distribution to the Company’s stockholders of shares of Ladenburg Thalmann Financial Services common stock and assumes such stock was held by the stockholders until the end of each year.

	12/02	12/03	12/04	12/05	12/06	12/07
Vector Group Ltd.	100	164	193	243	275	353
S&P 500	100	128	142	149	172	182
S&P MidCap	100	135	157	177	195	211
AMEX Tobacco	100	133	171	191	266	293

Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended December 31, 2007.

Issuer Purchases of Equity Securities

No securities of ours were repurchased by us or our affiliated purchasers during the three months ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)

Statement of Operations Data:
Revenues(1)	$555,430	$506,252	$478,427	$498,860	$529,385
Income (loss) from continuing operations	73,803	42,712	42,585	4,462	(16,132)
Income from discontinued operations	—	—	3,034	2,689	522
Extraordinary item	—	—	6,766	—	—
Net income (loss)	73,803	42,712	52,385	7,151	(15,610)
Per basic common share(2):
Income (loss) from continuing operations	$1.16	$0.70	$0.87	$0.09	$(0.34)
Income from discontinued operations	—	—	$0.06	$0.06	$0.01
Income from extraordinary item	—	—	$0.14	—	—
Net income (loss) applicable to common shares	$1.16	$0.70	$1.07	$0.15	$(0.33)
Per diluted common share(2):
Income (loss) from continuing operations	$1.13	$0.68	$0.82	$0.09	$(0.34)
Income from discontinued operations	—	—	$0.06	$0.05	$0.01
Income from extraordinary items	—	—	$0.13	—	—
Net income (loss) applicable to common shares	$1.13	$0.68	$1.01	$0.14	$(0.33)
Cash distributions declared per common share(2)	$1.54	$1.47	$1.40	$1.33	$1.27
Balance Sheet Data:
Current assets	$395,626	$303,156	$319,099	$242,124	$314,741
Total assets	785,289	637,462	603,552	535,927	628,212
Current liabilities	109,337	168,786	128,100	119,835	173,086
Notes payable, embedded derivatives, long-term debt and other obligations, less current portion	378,760	198,777	277,613	279,800	299,977
Non-current employee benefits, deferred income taxes, minority interests and other long-term liabilities	196,340	174,922	168,773	225,509	201,624
Stockholders’ equity (deficit)	100,852	94,977	29,066	(89,217)	(46,475)

(1)	Revenues include federal excise taxes of $176,269, $174,339, $161,753, $175,674 and $195,342, respectively.

(2)	Per share computations include the impact of 5% stock dividends on September 28, 2007, September 29, 2006, September 29, 2005, September 29, 2004 and September 29, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Overview

We are a holding company and are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group LLC,

•	the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the development of reduced risk cigarette products through our subsidiary Vector Tobacco Inc., and

•	the real estate business through our subsidiary, New Valley LLC, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.

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

All of Liggett’s unit sales volume in 2005, 2006 and 2007 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.

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

In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett’s family of brands, comprising 32.9% of Liggett’s unit volume in 2007, 37.5% in 2006 and 44.6% in 2005. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX is marketed as the “lowest price fighter” to specifically compete with brands which are priced at the lowest level of the deep discount segment.

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

The discount segment is a challenging marketplace, with consumers having less brand loyalty and placing greater emphasis on price. Liggett’s competition is now divided into two segments. The first segment is made up of the three largest manufacturers of cigarettes in the United States, Philip Morris USA Inc., Reynolds America Inc. (following the combination of RJR Tobacco and Brown & Williamson’s United States tobacco business in July 2004), and Lorillard Tobacco Company as well as the fourth largest, Commonwealth Brands, Inc. (which Imperial Tobacco PLC acquired in 2007). The three largest manufacturers, while primarily premium cigarette based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell lower quality, deep discount cigarettes.

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

As a result of these actions, we are realizing annual cost savings in excess of $4,000, beginning in 2007. We recognized pre-tax restructuring and inventory impairment charges of approximately $2,664, primarily during the fourth quarter of 2006. The restructuring charges include approximately $484 relating to employee severance and benefit costs, $338 for contract termination and other associated costs, approximately $952 for asset impairment and $890 in inventory write-offs. Approximately $1,840 of these charges represented non-cash items.

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

As a result of the debt exchange, New Valley’s ownership of LTS’s common stock increased to 13,888,889 shares or approximately 8.6% of the outstanding LTS shares.

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

Proposed and enacted excise tax increases.  Congress is considering proposals to increase the federal excise tax by as much as $0.61 per pack. Eleven states enacted increases to state excise taxes in 2007. Further increases in states excise taxes are expected in 2008.

Tobacco Settlement Agreements.  In October 2004, the independent auditor under the Master Settlement Agreement notified Liggett and all other Participating Manufacturers that their payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, had been recalculated using “net” unit amounts, rather than “gross” unit amounts (which had been used since 1999 to calculate market share and the allocation of the base amount of payments under the Master Settlement Agreement). The change in the method of calculation could, among other things, require additional Master Settlement Agreement payments by Liggett of approximately $14,200, plus interest, for 2001 through 2006, require an additional payment of approximately $3,300 for 2007 and require additional amounts in future periods because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the Master Settlement Agreement. Liggett has objected to this retroactive change and has disputed the change in methodology. No amounts have been accrued or expensed in our consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.

In 2005, the independent auditor under the Master Settlement Agreement calculated that Liggett owed $28,668 for its 2004 sales. Liggett paid $11,678 and disputed the balance, as permitted by the Master Settlement Agreement. Liggett subsequently paid $9,304 of the disputed amount, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At December 31, 2007, included in “Other assets” on our consolidated balance sheet was a receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686 is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the independent auditor’s retroactive change from “gross” to “net” units in calculating Master Settlement Agreement payments, which Liggett contends is improper, as discussed above. From its April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,612 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,000 relating to the retroactive change from “gross” to “net” units.

The following amounts have not been expensed in our consolidated financial statements as they relate to Liggett’s and Vector Tobacco’s claim for an NPM Adjustment: $6,513 for 2003, $3,789 for 2004 and $800 for 2005.

In March 2006, an economic consulting firm selected pursuant to the Master Settlement Agreement rendered its final and non-appealable decision that the Master Settlement Agreement was a “significant factor contributing to” the loss of market share of Participating Manufacturers for 2003. The economic consulting firm rendered the same decision with respect to 2004 and 2005. As a result, the manufacturers are entitled to potential NPM Adjustments to their 2003, 2004 and 2005 Master Settlement Agreement payments. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that state or territory.

Since April 2006, notwithstanding provisions in the Master Settlement Agreement requiring arbitration, litigation has been commenced in 49 Settling States and territories over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the Master Settlement Agreement previously determined to be as much as $1,200,000 for all Participating Manufacturers. To date, 47 of 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable and 34 of these decisions are final. In Louisiana, Participating Manufacturers have appealed the court’s decision that the dispute was not arbitrable. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.

In 2003, in order to resolve any potential issues with Minnesota as to Liggett’s ongoing economic settlement obligations, Liggett negotiated a $100 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett has failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. In December 2004, Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In November 2004, Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In 2005, Liggett was served with a 60 day notice to cure alleged defaults by each of Florida and Mississippi. No specific monetary demand has been made by Texas.

Except for $2,500 accrued as of December 31, 2007, in connection with the foregoing matters, no other amounts have been accrued in the accompanying consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect our consolidated financial position, results of operations or cash flows.

Real Estate Activities.  New Valley accounts for its 50% interests in Douglas Elliman Realty LLC, Koa Investors LLC and 16th & K Holdings LLC on the equity method. Prior to the fourth quarter of 2007, New Valley accounted for its interest in Ceebraid Acquisition Corporation, on the equity method. Douglas Elliman Realty operates the largest residential brokerage company in the New York metropolitan area. Koa Investors LLC owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter 2004 as a four star resort with 521 rooms. In August 2005, 16th & K Holdings LLC acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C., for $47,000. The St. Regis Hotel, which was temporarily closed for an extensive renovation on August 31, 2006, reopened in January 2008. 16th & K Holdings LLC capitalized all costs other than management fees related to the renovation of the property during the renovation phase. Ceebraid owns the Holiday Isle Resort in Islamorada, Florida.

Potential Sale of St.  Regis Hotel.  In 2007, 16th and K Holdings LLC entered into certain agreements to sell 90% of the St. Regis Hotel. In October 2007, 16th K Holdings entered into an agreement to sell certain tax credits associated with the hotel. The transactions are subject to customary closing conditions. If the transactions are consummated, in addition to retaining a 2.5% interest, net of incentives, in the St. Regis Hotel, New Valley anticipates it would receive approximately $18,000 in connection with the closing of the sale of the hotel and approximately an additional $4,000 in various installments between 2008 and 2012 from the tax credits.

Recent Developments in Tobacco-Related Litigation

The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of February 22, 2008, there were approximately 1,700 individual suits (excluding approximately 100 individual cases pending in West Virginia state court as part of a consolidated action; Liggett has been severed from the trial of the consolidated action), 11 purported class actions and four governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett or us, or both, were named as a defendant.

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

No monetary damages were awarded other than the government’s costs. In October 2006, the United States Court of Appeals for the District of Columbia stayed the Final Judgment pending appeal. The defendants filed amended notices of appeal in March 2007. The government acknowledged in its appellate brief that it was not appealing the district court’s decision to award no remedy against Liggett. Therefore, although this case has been concluded as to Liggett, it is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise imposes regulations which adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.

Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging, among other things, that the use of the terms “light” and “ultralight” constitutes unfair and deceptive trade practices. One such suit (Schwab v. Philip Morris), pending in federal court in New York since 2004, seeks to create a nationwide class of “light” cigarette smokers and includes Liggett as a defendant. The action asserts claims under the Racketeer Influenced and Corrupt Organizations Act (RICO). The proposed class is seeking as much as $200,000,000 in damages, which could be trebled under RICO. In November 2005, the court ruled that the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members, if the class is certified,. Fluid recovery would permit potential damages to be paid out in ways other than merely giving cash directly to plaintiffs, such as establishing a pool of money that could be used for public purposes. In September 2006, the court granted plaintiffs’ motion for class certification. In November 2006, the United States Court of Appeals for the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. Oral argument was held in July 2007 and the parties are awaiting a decision. Liggett is a defendant in the Schwab case.

There are currently three individual tobacco-related actions pending where Liggett is the only tobacco company defendant. In April 2004, in one of these cases, a jury in a Florida state court action awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the legal fees award. In October 2007, the Fourth District Court of Appeals affirmed the compensatory award. Liggett filed a motion for rehearing and/or certification which is currently pending before the appellate court. In March 2005, in another case in Florida state court in which Liggett is the only defendant, the court granted Liggett’s motion for summary judgment. The plaintiff appealed and, in June 2006, a Florida intermediate appellate court reversed the trial court’s decision and remanded the case back to the trial court. The court granted leave to plaintiff to add a claim for punitive damages. Trial commenced on February 19, 2008 and on February 22, 2008 the court declared a mistrial.

In May 2003, Florida’s Third District Court of Appeal reversed a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision. Among other things, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the claim should be decertified prospectively, but preserved several of the Phase I findings (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) all defendants sold or supplied cigarettes that were defective; and (vi) all defendants were negligent) and allowed plaintiffs to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year of the date the court’s decision became final on January 11, 2007, the date of the court’s mandate. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. Class counsel filed motions for attorneys’ fees and costs, which motions are pending. In May 2007, the defendants, including Liggett, filed a petition for writ of certiorari with the United States Supreme Court. The petition was denied in September 2007. In October 2007, defendants filed a petition for rehearing before the United States Supreme Court which was denied in November 2007. As of February 22, 2008, there were approximately 1,600 Engle progeny cases filed and served, in state and federal courts in Florida, where either Liggett (and other cigarette manufacturers) or us, or both, were named as defendants. These cases include approximately 3,500 plaintiffs. Plaintiffs have 120 days from the filing date to serve their complaints, so the total number of Engle progeny cases may increase substantially. In June 2002, the jury in Lukacs v. R. J. Reynolds Tobacco Company, an individual case brought under the third phase of the Engle case, awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other cigarette manufacturers and found Liggett 50% responsible for the damages. The plaintiff has recently moved for the trial court to enter final judgment in this matter and to tax costs and attorneys’ fees and schedule trial on the punitive damages claims. Liggett may be required to bond the amount of the judgment against it to perfect its appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.

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

On January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”. During the fourth quarter of 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 123(R), “Share-Based Payment”, and Emerging Issues Task Force (“EITF”) Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature” were adopted on January 1, 2006. There were no other accounting policies adopted during 2007, 2006 and 2005 that had a material effect on our financial condition or results of operations. Refer to Note 1(w) of our consolidated financial statements for a discussion of our significant accounting policies.

Revenue Recognition.  Revenues from sales of cigarettes are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. In accordance with EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, our accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues and cost of sales totaled $176,269, $174,339 and $161,753 for the years ended December 31, 2007, 2006 and 2005, respectively. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

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

Contingencies.  We record Liggett’s product liability legal expenses and other litigation costs as operating, selling, general and administrative expenses as those costs are incurred. As discussed in Note 12 to our consolidated financial statements and above under the heading “Recent Developments in Tobacco-Related Litigation”, legal proceedings are pending or threatened in various jurisdictions against Liggett. A large number of individual product liability cases have been filed in state and federal courts in Florida as a result of the Florida Supreme Court’s decision in the Engle case. Management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending tobacco-related litigation or the costs of defending such cases, and we have not provided any amounts in our consolidated financial statements for unfavorable outcomes, if any. You should not infer from the absence of any such reserve in our consolidated financial statements that Liggett will not be subject to significant tobacco-related liabilities in the future. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.

Settlement Agreements.  As discussed in Note 12 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the Master Settlement Agreement recorded in the accompanying consolidated statements of operations were $48,755 for 2007,

$32,635 for 2006 and $14,924 for 2005. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

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

At December 31, 2007 and 2006, the fair value of derivative liabilities was estimated at $101,582 and $95,473, respectively. Changes to the fair value of these embedded derivatives are reflected on our consolidated statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. We recognized a loss of $6,109 in 2007 and gains of $112 and $3,082 in 2006 and 2005, respectively, due to changes in the fair value of the embedded derivative, which were reported as “Changes in fair value of derivatives embedded within convertible debt”.

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

We recognized non-cash interest expense of $3,768, $3,470 and $2,063 for the years ended December 31, 2007, 2006 and 2005, respectively, due to the amortization of the debt discount attributable to the embedded derivatives and $1,868, $1,818 and $1,139 in 2007, 2006 and 2005, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.

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

Stock-Based Compensation.  In January 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, under which share-based transactions are accounted for using a fair value-based method to recognize non-cash compensation expense. Prior to adoption, our stock-based compensation plans were accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” with the intrinsic value-based method permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” We adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to, but not yet vested as of January 1, 2006 in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight line basis over the requisite service period of the award. Upon adoption, there was no cumulative adjustment for the impact of the change in accounting principles because the assumed forfeiture rate did not differ significantly from prior periods. We recognized compensation expense of $197 and $470 for the year ended December 2007 and 2006, respectively, as a result of adopting SFAS No. 123(R). In addition, effective January 1, 2006, as a result of the adoption of SFAS No. 123(R), payments of dividend equivalent rights on the unexercised portion of stock options are accounted for as reductions in additional paid-in capital on our consolidated balance sheet ($6,475 and $6,186 for the years ended December 31, 2007 and 2006, respectively). Prior to January 1, 2006, in accordance with APB Opinion No. 25, we accounted for these dividend equivalent rights as additional compensation expense ($6,178, net of taxes, for the year ended December 31, 2005). As of December 31, 2007, there was $441 of total unrecognized cost related to employee stock options. See Note 11 to our consolidated financial statements for a discussion of the adoption of this standard.

Employee Benefit Plans.  The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of September 30, 2007, our benefit obligations and service cost were computed assuming a discount rate of 6.25% and 5.85%, respectively. In determining our expected rate of return on plan assets we consider input from our external advisors and historical returns based on the expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 6.7%, 8.2% and 8.3% for the years ended December 31, 2007, 2006 and 2005, respectively. In computing expense for the year ended December 31, 2008, we will use an assumption of a 7.5% annual rate of return on our pension plan assets. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.

Net pension expense for defined benefit pension plans and other postretirement benefit expense aggregated approximately $3,885 for 2007, and we currently anticipate such expense will be approximately $3,450 for 2008. In contrast, our funding obligations under the pension plans are governed by the Employee Retirement Income Security Act (“ERISA”). To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the pension plans for the pension plan year beginning on January 1, 2008 and ending on December 31, 2008. Any additional funding obligation that we may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of their benefit plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. In addition, SFAS No. 158 requires an employer to measure benefit plan assets and obligations that determine the funded status of a plan as of the end of its fiscal year. We presently measure the funded status of its plans at September 30 and the new measurement date requirements become effective for us on December 31, 2008. The prospective requirement to recognize the funded status of a benefit plan and to provide the required disclosures became effective for us on December 31, 2006.

Income Taxes.  The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time and, as a result, changes in our subjective assumptions and judgments may materially affect amounts recognized in our consolidated financial statements. See Note 10 to our consolidated financial statements for additional information regarding our adoption of FIN 48 on January 1, 2007 and our uncertain tax positions.

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

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three years ended December 31, 2007 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of The Medallion Company, Inc. acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

	Year Ended December 31,
	2007	2006		2005
	(Dollars in Thousands)

Revenues:
Liggett	$551,687	$499,468		$468,652
Vector Tobacco	3,743	6,784		9,775

Total revenues	$555,430	$506,252		$478,427

Operating income (loss):
Liggett	$159,347	$140,508	(1)	$143,361	(2)
Vector Tobacco	(9,896)	(13,971	)(1)	(14,992	)(2)

Total tobacco	149,451	126,537		128,369
Corporate and other	(23,947)	(25,508)		(39,258)

Total operating income	$125,504	$101,029	(1)	$89,111	(2)

(1)	Includes a gain on sale of assets at Liggett of $2,217 in 2006 and a loss on sale of assets of $7 at Vector Tobacco, restructuring charges of $2,664 at Vector Tobacco and a reversal of restructuring charges of $116 at Liggett.

(2)	Includes a special federal quota stock liquidation assessment under the federal tobacco buyout legislation of $5,219 in 2005 ($5,150 at Liggett and $69 at Vector Tobacco), gain on sale of assets at Liggett of $12,748 in 2005 and a reversal of restructuring charges of $114 at Liggett and $13 at Vector Tobacco in 2005.

2007 Compared to 2006

Revenues.  Total revenues were $555,430 for the year ended December 31, 2007 compared to $506,252 for the year ended December 31, 2006. This $49,178 (9.7%) increase in revenues was due to a $52,219 (10.5%) increase in revenues at Liggett offset by a decrease of $3,041 (44.8%) in revenues at Vector Tobacco.

Tobacco Revenues.  In September 2006, Liggett generally reduced its promotional pricing on LIGGETT SELECT and EVE by $1.00 per carton and increased the list price of Grand Prix by $1.00 per carton. In April 2007, Liggett increased the list price of Grand Prix by an additional $1.00 per carton. In September 2007, Liggett increased the list price of LIGGETT SELECT, EVE and Grand Prix by an additional $0.70 per carton. These price increases contributed to the increase in Liggett’s revenues.

All of Liggett’s sales for 2007 and 2006 were in the discount category. For the year ended December 31, 2007, net sales at Liggett totaled $551,687 compared to $499,468 for 2006. Revenues increased by 10.5% ($52,219) due to a 1.8% increase in unit sales volume (approximately 161.5 million units) accounting for $9,127 in favorable volume variance and a $56,604 increase in favorable pricing and decreased promotional spending partially offset by $13,512 in unfavorable sales mix. Net revenues of the LIGGETT SELECT brand decreased $6,913 for the year ended December 31, 2007 compared to the same period in 2006, and its unit volume decreased 10.9% in the 2007 period compared to 2006. Net revenues of the GRAND PRIX brand increased $67,376 in 2007 compared to the prior year period and its unit volume increased by 53.1% in 2007 compared to 2006.

Revenues at Vector Tobacco were $3,743 for the year ended December 31, 2007 compared to $6,784 for the year ended December 31, 2006 due to decreased sales volume. Vector Tobacco’s revenues in both periods related primarily to sales of QUEST.

Tobacco Gross Profit.  Tobacco gross profit was $218,351 for the year ended December 31, 2007 compared to $191,089 for the year ended December 31, 2006. This represented an increase of $27,262 (14.3%) when compared to the prior year, due primarily to higher volume and decreased promotional spending partially offset by higher Master Settlement Agreement expense. Liggett’s brands contributed 99.5% of the tobacco gross profit and Vector Tobacco’s brands contributed 0.5% for the year ended December 31, 2007. In 2006, Liggett’s brands contributed 99.8% to tobacco gross profit and Vector Tobacco’s brands contributed 0.2%.

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

Liggett’s gross profit of $217,292 for the year ended December 31, 2007 increased $26,537 from gross profit of $190,755 for the year ended December 31, 2006. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 57.8% in 2007 compared to 58.4% in 2006. This decrease in Liggett’s gross profit percentage in the 2007 period was attributable to higher Master Settlement Agreement expenses in 2007 due to increased units exceeding Liggett’s market share exemption.

Vector Tobacco’s gross profit was $1,059 for the year ended December 31, 2007 compared to gross profit of $334 for the same period in 2006. The increase was due primarily to the absence of $1,099 of non-cash restructuring charges in 2007 offset by reduced sales volume.

Expenses.  Operating, selling, general and administrative expenses were $92,967 for the year ended December 31, 2007 compared to $90,833 in 2006, an increase of $2,134, or 2.3%. Expenses at Liggett were $57,996 for the year ended December 31, 2007 compared to $52,580 in 2006, an increase of $5,416 or 10.3%. The increase in expense at Liggett in 2007 was due primarily to increased product liability legal expenses and other litigation costs and compensation accruals in 2007. Liggett’s product liability legal expenses and other litigation costs were $7,800 in 2007 compared to $4,465 in 2006. Expenses at Vector Tobacco for the year ended December 31, 2007 were $11,024 compared to expenses of $12,745 for the year ended December 31, 2006 primarily due to reduced employee and related expenses. Expenses at corporate for the year ended December 31, 2007 were $23,947 compared to $25,508 in 2006, with the primary reduction in expenses resulting primarily from the recovery of insurance coverage relating to settlement costs and expenses associated with previous stockholder litigation. In August 2007, New Valley received a favorable arbitral award in connection with a dispute with its insurer over reimbursement of legal fees paid in a previously resolved stockholders’ derivative claim. New Valley and its insurer agreed to resolve this claim, and certain other claims, for the payment to New Valley of $2,788. This settlement resulted in the recognition of a gain in 2007 of approximately $2,400, net of legal fees, which has been recorded as a reduction in operating, selling, administrative and general expenses.

For the year ended December 31, 2007, Liggett’s operating income increased to $159,347 compared to $140,508 in 2006 primarily due to increased gross profit discussed above. For the year ended December 31, 2007, Vector Tobacco’s operating loss was $9,896 compared to $13,971 for the year ended December 31, 2006 due to the absence of restructuring expenses in 2007, reduced employee expense and decreased research costs partially offset by lower sales volume.

Other Income (Expenses).  For the year ended December 31, 2007, other income (expenses) was income of $1,099 compared to an expense of $32,549 for the year ended December 31, 2006. For the year ended December 31,

2007, other income consisted of $20,000 for the NASA lawsuit settlement, equity income from non-consolidated real estate businesses of $16,243, gain from the exchange of the LTS notes of $8,121 and interest and dividend income of $9,897 and was offset by interest expense of $45,762, change in fair value of derivatives embedded within convertible debt of $6,109 and a loss on investments of $1,216. The results for the 2006 period included expenses of $16,166 associated with the issuance in June 2006 of additional shares of our common stock in connection with the conversion of our 6.25% convertible notes and the redemption of the notes in August 2006, interest expense of $37,776 primarily offset by a gain of $112 on changes in fair value of embedded derivatives, equity income from non-consolidated real estate businesses of $9,086, gains from the sale of investments of $3,019 and interest and dividend income of $9,000.

The equity income from non-consolidated real estate businesses of $16,243 for the year ended December 31, 2007 resulted from income of $20,290 related to New Valley’s investment in Douglas Elliman Realty offset by losses of $953 in Ceebraid, $750 in Koa Investors, and $2,344 in 16th and K. As of December 31, 2007, New Valley has suspended its recognition of equity losses in Ceebraid and Koa Investors as such losses exceed its basis plus any commitment to make additional investments. The equity income of $9,086 for the 2006 period resulted primarily from income of $12,662 related to New Valley’s investment in Douglas Elliman Realty, LLC and income of $867 related to its investment in Koa Investors, which owns the Sheraton Keauhou Bay Resort and Spa in Kailua-Kona, Hawaii, which were offset by losses of $2,147 from Hotel LLC and $2,296 from Holiday Isle.

The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The loss from the embedded derivative for year ended December 31, 2007 was primarily the result of decreasing long-term interest rates as compared to December 31, 2006 offset by the payment of interest during the period, which reduced the fair value of derivatives embedded within convertible debt. The gain from the embedded derivative in the year ended December 31, 2006 was primarily the result of interest payments and higher long-term interest rates in 2006 as compared to December 31, 2005. This was offset by declining long-term interest rates since the issuance of our 3.875% convertible debentures on July 12, 2006.

Income before income taxes.  Income before income taxes was $126,603 and $68,480 for the years ended December 31, 2007 and 2006, respectively.

Income tax provision.  The income tax provision was $52,800 for the year ended December 31, 2007. This compared to a tax provision of $25,768 for the year ended December 31, 2006.

Our income tax rate for the year ended December 31, 2007 did not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes offset by the impact of the domestic production activities deduction, a reduction of $3,227 associated with the reversal of unrecognized tax benefits as a result of the expiration of state income tax statutes and a $450 benefit from the settlement of a state tax assessment. The reduction of valuation allowances occurred when deferred tax assets were recognized from net operating losses which have previously been limited. The 2006 period income tax benefit resulted primarily from the reduction of a portion of our previously established reserve in our consolidated financial statements by $11,500 associated with the tax settlement with the Internal Revenue Service in July 2006.

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

All of Liggett’s sales in 2005 and 2006 were in the discount category. In 2006, net sales at Liggett totaled $499,468, compared to $468,652 in 2005. Revenues increased by 6.6% ($30,816) due to a 8.5% increase in unit sales volume (approximately 689 million units) accounting for $39,614 in favorable volume variance and $11,357 of favorable pricing and reduced promotional spending offset by $20,155 in unfavorable sales mix. Net revenues of the LIGGETT SELECT brand decreased $18,262 in 2006 compared to 2005, and its unit volume decreased 8.6% in 2006 compared to 2005. Net revenues of the GRAND PRIX brand increased $53,588 in 2006 compared to 2005.

Revenues at Vector Tobacco were $6,784 in 2006 compared to $9,775 in 2005 due to decreased sales volume. Vector Tobacco’s revenues in 2006 and 2005 related primarily to sales of QUEST.

Tobacco Gross Profit.  Tobacco gross profit was $191,089 in 2006 compared to $193,034 in 2005. This represented a decrease of $1,945 (1.0%) when compared to the same period last year, due primarily to decreased gross profit of $2,739 at Vector Tobacco due to restructuring charges of $1,099 at Vector Tobacco, including an $890 write-off of QUEST inventory, offset by increased gross profit of $794 at Liggett due to increased revenues offset by higher Master Settlement Agreement expense. Liggett’s brands contributed 99.8% to our gross profit and Vector Tobacco contributed 0.2% for the year ended December 31, 2006. Over the same period in 2005, Liggett’s brands contributed 98.4% to tobacco gross profit and Vector Tobacco contributed 1.6%.

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

Expenses.  Operating, selling, general and administrative expenses were $90,833 in 2006 compared to $114,048 in 2005, a decrease of $23,215 (20.4%). Expenses at Liggett were $52,580 in 2006 compared to $59,463 in 2005, a decrease of $6,883 (11.6%). The decrease was primarily due to lower compensation expense of $3,178 at Liggett in 2006 compared to 2005 and lower product liability legal expenses and other litigation costs of $2,695 in 2006 compared to 2005. Liggett’s product liability legal expenses and other litigation costs of $5,353 in 2006 compared to $8,048 in 2005.

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

Liquidity and Capital Resources

Net cash and cash equivalents increased by $91,348 and $71,055 in 2007 and 2005, respectively, and decreased by $34,290 in 2006. Net cash provided by operations was $109,198 in 2007, $46,015 in 2006 and $68,189 in 2005.

The increase in cash provided by operating activities in 2007 compared to 2006 relates primarily to the receipt of the net proceeds of $19,590 from the lawsuit settlement with NASA, inventory decreases in the 2007 period related to increased finished goods inventory as of December 31, 2006 associated with the increase in the Master Settlement Agreement rate in 2007, decreases of accounts receivable in the 2007 period related to the timing of sales, the absence of compensation accrual payments at Liggett Vector Brands in the 2007 period and the absence of $41,400 of payments in 2007 associated with the IRS Settlement in 2006. The increase in cash provided by operating activities was offset by payments of $34,500 in connection with the Master Settlement Agreement in December 2007.

The decrease in net cash provided by operating activities in the 2006 period compared to the 2005 period primarily related to an increases in inventory in 2006, lower net income in 2006, increased payments of compensation accruals at Liggett Vector Brands and income taxes in 2006 offset by a non-cash charge related to the extinguishment of debt in 2006 and lower increases in accounts receivables in 2006.

The increase in net cash provided by operating activities in the 2005 period compared to the 2004 period primarily related to increased net income and lower MSA and promotional payments on prior year obligations in 2005 due to a decrease in unit sales in 2004 offset by the non-cash inventory impairment charge in the 2004 period and increases in accounts receivable in the 2005 period versus a decrease in 2004.

Cash used in investing activities was $51,943 in 2007 and $44,665 in 2006 compared to cash provided by investing activities of $64,177 in 2005. In 2007, cash was used for the net purchase of $40,091 of long-term investments, capital expenditures of $5,189, the purchase of investment securities of $6,571, investment in non-consolidated real estate businesses of $750, increase in the cash surrender value of corporate-owned life insurance policies of $838 and an increase in restricted assets of $492 offset by the return of capital contributions from non-consolidated real estate businesses of $1,000. In 2006, cash was used for capital expenditures of $9,558, the net purchases of long-term investments of $35,345, investments in non-consolidated real estate businesses of $9,850 and increases in restricted assets of $1,527 offset by the net sales of investment securities of $10,701, proceeds from the sale of assets of $1,486 and increases in the cash surrender value of life insurance policies of $898. In 2005, cash was provided by cash flows from discontinued operations of $66,912, the sale or maturity of investment securities of $7,490, distributions from non-consolidated real estate businesses at New Valley of $5,500 and proceeds from the sale of assets of $14,118. This was offset in part by capital expenditures of $10,295, purchase of investment securities of $4,713, investment in non-consolidated real estate businesses at New Valley of $6,250, purchase of LTS common stock for $3,250, issuance of note receivable for $2,750 and costs associated with New Valley acquisition of $2,422.

In August 2006, we invested $25,000 in Icahn Partners, LP, a privately managed investment partnership, of which Carl Icahn is the portfolio manager and the controlling person of the general partner and manager of the partnership. In September 2007, we invested an additional $25,000 in Icahn Partners, LP. Based on public filings, we believe affiliates of Mr. Icahn are the beneficial owners of approximately 20.2% of our common stock. On November 1, 2006, we invested $10,000 in Jefferies Buckeye Fund, LLC, a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. We believe that affiliates of Jefferies Asset Management, LLC owned approximately 6.5% of our common stock at December 31, 2007, which was the most recent date available. We also invested an additional $15,000 in other investment partnerships in 2007.

Cash provided from financing activities was $34,093 in 2007 compared to cash used in financing activities of $35,640 in 2006 and $61,311 in 2005. In 2007, cash was provided from the issuance of $165,000 of 11% Senior Secured Notes due 2105 discussed below, $8,000 of debt collateralized by Liggett’s Mebane facility discussed below, $1,576 of other equipment financing at Liggett, $5,100 of proceeds from the exercise of options, $2,055 representing the tax benefit of options exercised offset by distributions on common stock of $99,249, the repayment of $35,000 of debt associated with the Medallion purchase and $6,200 of other equipment debt, deferred financing costs of $9,985 and net borrowings under the revolver of $2,796.

In 2006, cash was used for repayments of debt of $72,925, distributions on common stock of $90,138, and deferred financing charges of $5,280. Cash used was offset primarily by the proceeds of debt of $118,146, net borrowings under the Liggett credit facility of $11,986, and proceeds from the exercise of options of $2,571. In 2005, cash was used for distributions on common stock of $70,252, discontinued operations of $39,213, repayments on debt of $4,305 and deferred financing charges of $2,068, offset by proceeds from debt of $50,841, and proceeds from the exercise of options of $3,626.

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

Liggett.  Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $14,782 was outstanding at December 31, 2007. Availability as determined under the facility was approximately $14,000 based on eligible collateral at December 31, 2007. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility.

The term of the Wachovia facility expires on March 8, 2012, subject to automatic renewal for additional one year periods unless a notice of termination is given by Wachovia or Liggett at least 60 days prior to such date or the anniversary of such date. Prime rate loans under the facility bear interest at a rate equal to the prime rate of Wachovia with Eurodollar rate loans bearing interest at a rate of 2.0% above Wachovia’s adjusted Eurodollar rate. The facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the facility, on a trailing twelve-month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The covenants also require that annual capital expenditures, as defined under the facility, (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year. At December 31, 2007, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were approximately $143,000 for the twelve months ended December 31, 2007.

In August 2007, Wachovia made an $8,000 term loan to 100 Maple LLC, a subsidiary of Liggett, within the commitment under the existing credit facility. The $8,000 term loan is collateralized by the existing collateral securing the credit facility, and is also collateralized by a lien on certain real property in Mebane, NC owned by 100 Maple LLC. The Mebane Property also secures the other obligations of Liggett under the credit facility. The $8,000 term loan did not increase the $50,000 borrowing amount of the credit facility, but did increase the outstanding amounts under the credit facility by the amount of the term loan and proportionately reduces the maximum borrowing availability under the facility.

In August 2007, Liggett and Wachovia amended the credit facility to permit the guaranty of the Senior Secured Notes by each of Liggett and Maple and the pledging of certain assets of Liggett and Maple on a subordinated basis to secure their guarantees. The credit facility was also amended to grant to Wachovia a blanket lien on all the assets of Liggett and Maple, excluding any equipment pledged to current or future purchase money or other financiers of such equipment and excluding any real property, other than the Mebane Property and other real property to the extent its value is in excess of $5,000. In connection with the amendment, Wachovia, Liggett, Maple and the collateral agent for the holders of our Senior Secured Notes entered into an intercreditor agreement, pursuant to which the liens of the collateral agent on the Liggett and Maple assets will be subordinated to the liens of Wachovia on the Liggett and Maple assets.

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

In October 2005, Liggett purchased equipment for $4,441 through a financing agreement, payable in 24 installments of $112 and then 24 installments of $90. Interest is calculated at 4.89%. Liggett was required to provide a security deposit equal to 25% of the funded amount ($1,110).

In December 2005, Liggett purchased equipment for $2,273 through a financing agreement, payable in 24 installments of $58 and then 24 installments of $46. Interest is calculated at 5.03%. Liggett was required to provide a security deposit equal to 25% of the funded amount ($568).

In August 2006, Liggett purchased equipment for $7,922 through a financing agreement, payable in 30 installments of $191 and then 30 installments of $103. Interest is calculated at 5.15%. Liggett was required to provide a security deposit equal to 20% of the funded amount ($1,584).

In May 2007, Liggett purchased equipment for $1,576 through a financing agreement, payable in 60 installments of $32. Interest is calculated at 7.99%.

Each of these equipment loans is collateralized by the purchased equipment.

Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct, third-party and purported class actions predicated on the theory that they should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Liggett has a number of valid defenses to claims asserted against it, however, litigation is subject to many uncertainties. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. Plaintiff has recently moved the court to enter final judgment and to tax costs and attorneys’ fees and schedule trial on the punitive damages claims. Liggett may be required to bond the amount of the judgment against it to perfect its appeal. In April 2004, a Florida state court jury awarded compensatory damages of $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed the verdict. It is possible that additional cases could be decided unfavorably. As of February 22, 2008, there were approximately 1,600 Engle progeny cases filed and served, in state and federal courts in Florida, where either Liggett (and other cigarette manufacturers) or us, or both, were named as defendants. These cases include approximately 3,500 plaintiffs. Plaintiffs have 120 days from the filing date to serve their complaints, so the total number of Engle progeny cases may increase substantially. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 12 to our consolidated financial statements and “Legislation and Regulation” below for a description of legislation, regulation and litigation.

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

V.T. Aviation.  In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 119 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,744 in 2011, based on current interest rates.

VGR Aviation.  In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by us. The loan is payable in 119 monthly installments of $40, including annual interest at 2.75% above the 30-day commercial paper rate, with a final payment of $3,585 in 2012 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to our direct subsidiary, VGR Aviation LLC, which has assumed the debt.

Vector Tobacco.  The purchase price for our 2002 acquisition of The Medallion Company, Inc. included $60,000 in notes of Vector Tobacco. Of the notes, $25,000 were repaid in 2004. The remaining $35,000 of notes bore interest at 6.5% per year, payable semiannually, and were paid in full from our available working capital on April 2, 2007.

Vector.  We believe that we will continue to meet our liquidity requirements through 2008. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $48,500, dividends on our outstanding shares (currently at an annual rate of approximately $105,000) and corporate expenses and taxes. We anticipate funding our expenditures for current operations and required principal payments with available cash resources, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries. New

Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

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

The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by all of our wholly-owned domestic subsidiaries that are engaged in the conduct of our cigarette businesses. In addition, some of the guarantees are collateralized by second priority or first priority security interests in certain collateral of some of the subsidiary guarantors pursuant to security and pledge agreements.

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

The indenture contains covenants that restrict the payment of dividends by us if our consolidated earnings before interest, taxes, depreciation and amortization, which is defined in the indenture as Consolidated EBITDA, for the most recently ended four full quarters is less than $50,000. The indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. Our Leverage Ratio is defined in the indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. Our Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. At December 31, 2007, management believed that we were in compliance with all covenants under the indenture.

In July 2006, we sold $110,000 of our 3.875% variable interest senior convertible debentures due 2026 in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933. We used the net proceeds of the offering to redeem our remaining 6.25% convertible subordinated notes due 2008 and for general corporate purposes.

The debentures pay interest on a quarterly basis at a rate of 3.875% per annum, with an additional amount of interest payable on each interest payment date. The additional amount is based on the amount of cash dividends paid by us on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of our common stock into which the debentures will be convertible on such record date (together, the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into our common stock, at the holder’s option. The conversion price, which was $19.50 per share at December 31, 2007, is subject to adjustment for various events, including the issuance of stock dividends.

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

The notes pay interest on a quarterly basis at a rate of 5% per year with an additional amount of interest payable on the notes on each interest payment date. This additional amount is based on the amount of cash dividends actually paid by us per share on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the number of shares of our common stock into which the notes are convertible on such record date (together, the “Notes Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date is the higher of (i) the Notes Total Interest and (ii) 6 3/4% per year. The notes are convertible into our common stock, at the holder’s option. The conversion price, which was of $16.76 at December 31, 2007, is subject to adjustment for various events, including the issuance of stock dividends.

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

We adopted FIN 48 as of January 1, 2007. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 requires that a liability created for unrecognized deferred tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. We did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of the adoption of FIN 48 that impacted our accumulated deficit at December 31, 2006. The total amount of unrecognized tax benefits was $11,685 at January 1, 2007 and decreased $1,080 during the year ended December 31, 2007. The total amount of tax benefits that, if recognized, would impact the effective tax rate was $11,685 and $10,605 at December 31, 2006 and December 31, 2007, respectively.

We or our subsidiaries file U.S. federal income tax returns and returns with various state and local jurisdictions. With few exceptions, we are no longer subject to state and local income tax examinations by tax authorities for years ending before 2003. In July 2006, we entered into a settlement with the IRS for taxable years ending on and before December 31, 1999. The IRS has not audited our U.S. income tax returns for years ending after December 31, 1999. We anticipate net reductions to our total unrecognized tax benefits within the next 12 months of approximately $3,450.

We continue to classify all interest and penalties as income tax expense. As of the beginning of fiscal 2007, the liability for tax-related interest and penalties amounted to approximately $2,100. At December 31, 2007, the liability for tax-related interest and penalties amounted to approximately $2,810.

Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of December 31, 2007, our deferred income tax liabilities exceeded our deferred income tax assets by $120,950. The largest component of our deferred tax liabilities exists because of differences that resulted from the Philip Morris brand transaction discussed above.

Long-Term Financial Obligations and Other Commercial Commitments

Our significant long-term contractual obligations as of December 31, 2007 were as follows:

			Fiscal Year
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt(1)	$20,618	$18,794	$3,525	$113,735	$9,450	$264,000	$430,122
Operating leases(2)	4,051	3,466	2,698	2,634	2,521	949	16,319
Inventory purchase commitments(3)	12,421	—	—	—	—	—	12,421
Capital expenditure purchase commitments(4)	3,657	—	—	—	—	—	3,657
New Valley obligations under limited partnership agreements	372	—	—	—	—	—	372
Interest payments(5)	51,943	52,074	51,095	52,416	33,737	345,375	586,640

Total(6),(7)	$93,062	$74,334	$57,318	$168,785	$45,708	$610,324	$1,049,531

(1)	Long-term debt is shown before discount. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 7 to our consolidated financial statements.

(2)	Operating lease obligations represent estimated lease payments for facilities and equipment. The amounts presented do not include amounts scheduled to be received under non-cancelable operating subleases of $1,042 in 2008, $1,024 in 2009, $946 in 2010, $965 in 2011, $965 in 2012 and $402 thereafter. See Note 8 to our consolidated financial statements.

(3)	Inventory purchase commitments represent purchase commitments under our leaf inventory management program. See Note 4 to our consolidated financial statements.

(4)	Capital expenditure purchase commitments represent purchase commitments for machinery and equipment at Liggett and Vector Tobacco. See Note 5 to our consolidated financial statements.

(5)	Interest payments are based on current interest rates at December 31, 2007 and the assumption our current cash dividend policy of $0.40 per quarter and our annual 5% stock dividend will continue.

(6)	Not included in the above table is approximately $10,605 of unrecognized income tax benefits.

(7)	Because their future cash outflows are uncertain, the above table excludes our pension and postretirement benefit plans, contractual guarantees, and deferred taxes.

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

Off-Balance Sheet Arrangements

We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2007, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.

In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is collateralized by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. Trademarks’ future royalties have been guaranteed by Altria Group Inc., the parent of Philip Morris. As a result of Altria Group Inc.’s investment-grade debt rating, we believe that no premium would be required by Eve to issue the same guarantee in a standalone arm’s length transaction and the fair value of Eve’s guarantee was negligible at December 31, 2007.

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and we believe the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December, 2007.

At December 31, 2007, we had outstanding approximately $2,915 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.

As of December 31, 2007, New Valley has committed to fund up to $200 to a non-consolidated real estate business and up to $172 to an investment partnership in which it is an investor. We have agreed, under certain circumstances, to guarantee up to $2,000 of debt of another non-consolidated real estate business. We believe the fair value of our guarantee was negligible as of December 31, 2007.

Market Risk

We are exposed to market risks principally from fluctuations in interest rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.

As of December 31, approximately $33,445 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of December 31, 2007, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $334.

In addition, as of December 31, 2007, approximately $89,538 ($221,864 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. Included in the difference between the stated value of the debt and carrying value are embedded derivatives, which were estimated at $101,582 at December 31, 2007. Changes to the estimated fair value of these embedded derivatives are reflected quarterly within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $4,175 with approximately $550 resulting from the embedded derivative associated with our 5% variable interest senior convertible notes due 2011 and the remaining $3,625 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $4,950 per year.

We held investment securities available for sale totaling $45,875 at December 31, 2007, which includes 13,888,889 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $29,444 and 2,257,110 shares of Opko Health, Inc., which were carried at $6,433. In February 2008, we purchased an additional 2,800,000 shares of Opko in a private placement for $5,040. The Opko shares were acquired in a private placement and have not been registered for resale. See Note 3 to our consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.

New Valley also holds long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments”. SFAS No. 155 amends SFAS Nos. 133 and 140 and relates to the financial reporting of certain hybrid financial instruments. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of fiscal years commencing after September 15, 2006. We did not elect to retroactively apply SFAS No. 155 and, as a result, it did not have an impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 is discussed in Note 11 to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 will become effective for us beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect of accounting change. Such retrospective application is required for financial instruments, including derivatives and certain hybrid instruments with limitations on initial gains or losses under EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. In February 2008, the FASB Staff issued a Staff Position that will partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and remove certain leasing transactions from the scope of SFAS No. 157. We have not completed our assessment of the impact of this standard.

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

In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. Generally Accepted Accounting Principles (“GAAP”) with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The new standard also converges financial reporting under U.S. GAAP with international accounting rules. We are currently assessing the impact, if any, of SFAS No. 141(R) on its consolidated financial statements.

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

In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10,140,000 over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Liggett’s and Vector Tobacco’s assessment was $25.3 million in 2005, $22.6 million in 2006 and $23.3 million in 2007. The relative cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, that they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on the Company.

Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. In 2007, 11 states enacted increases in excise taxes. Further increases in state excise taxes are expected in 2008. Congress is currently considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and various states and other jurisdictions are considering, or have pending, legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had an adverse effect on sales of cigarettes.

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

Federal or state regulators may object to Vector Tobacco’s low nicotine and nicotine-free cigarette products and reduced risk cigarette products it may develop as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace or significant changes to advertising. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco’s products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco’s business may become subject to extensive domestic and international governmental regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution, advertising and labeling of tobacco products as well as any express or implied health claims associated with reduced risk, low nicotine and nicotine-free cigarette products. A system of regulation by agencies such as the FDA, the FTC or the United States Department of Agriculture may be established. The FTC has expressed interest in the regulation of tobacco products which bear reduced carcinogen claims. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse effect on the Company.

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

Our Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated February 29, 2008, are set forth beginning on page F-1 of this report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which is included herein.

Material Changes in Internal Control

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

This information is contained in the Proxy Statement and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is contained in the Proxy Statement and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is contained in the Proxy Statement and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is contained in the Proxy Statement and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) INDEX TO 2007 CONSOLIDATED FINANCIAL STATEMENTS:

Our consolidated financial statements and the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated February 29, 2008, appear beginning on page F-1 of this report.

(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts	Page F-69

(a)(3) EXHIBITS

(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

INDEX OF EXHIBITS

Exhibit
No.	Description

* 3.1	Amended and Restated Certificate of Incorporation of Vector Group Ltd. (formerly known as Brooke Group Ltd.) (“Vector”) (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended September 30, 1999).
* 3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector (incorporated by reference to Exhibit 3.1 in Vector’s Form 8-K dated May 24, 2000).
* 3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended June 30, 2007).
* 3.4	Amended and restated By-Laws of Vector Group Ltd. (incorporated by reference to Exhibit 3.4 in Vector’s Form 8-K dated October 19, 2007).
* 4.1	Amended and Restated Loan and Security Agreement dated as of April 14, 2004, by and between Wachovia Bank, N.A., as lender, Liggett Group Inc., as borrower, 100 Maple LLC and Epic Holdings Inc. (the “Wachovia Loan Agreement”) (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated April 14, 2004).
* 4.2	Amendment, dated as of December 13, 2005, to the Wachovia Loan Agreement (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated December 13, 2005).
* 4.4	Amendment, dated as of January 31, 2007, to the Wachovia Loan Agreement (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated February 2, 2007).

Exhibit
No.	Description

* 4.5	Amendment, dated as of August 10, 2007, to the Wachovia Loan Agreement (incorporated by reference to Exhibit 4.6 in Vector’s Form 8-K dated August 16, 2007).
* 4.6	Amendment, dated as of August 16, 2007, to the Wachovia Loan Agreement (incorporated by reference to Exhibit 4.7 in Vector’s Form 8-K dated August 16, 2007).
* 4.7	Intercreditor Agreement, dated as of August 16, 2007, between Wachovia Bank, N.A., as ABL Lender, U.S. Bank National Association, as Collateral Agent, Liggett Group LLC, as Borrower, and 100 Maple LLC, as Loan Party (incorporated by reference to Exhibit 99.1 in Vector’s Form 8-K dated August 16, 2007).
* 4.8	Indenture, dated as of November 18, 2004, between Vector and Wells Fargo Bank, N.A., as Trustee, relating to the 5% Variable Interest Senior Convertible Notes due 2011, including the form of Note (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 18, 2004).
* 4.9	Indenture, dated as of April 13, 2005, by and between Vector and Wells Fargo Bank, N.A., relating to the 5% Variable Interest Senior Convertible Notes due 2011 including the form of Note (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated April 14, 2005).
* 4.10	Registration Rights Agreement, dated as of April 13, 2005, by and between Vector and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated April 14, 2005).
* 4.11	Indenture, dated as of July 12, 2006, by and between Vector and Wells Fargo Bank, N.A., relating to the 3 7/8% Variable Interest Senior Convertible Debentures due 2026 (the “3 7/8% Debentures”), including the form of the 3 7/8% Debenture (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated July 11, 2006).
* 4.12	Registration Rights Agreement, dated as of July 12, 2006, by and between Vector and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated July 11, 2006).
* 4.13	Indenture, dated as of August 16, 2007, between Vector Group Ltd., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 11% Senior Secured Notes due 2015, including the form of Note (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated August 16, 2007).
* 4.14	Pledge Agreement, dated as of August 16, 2007, between VGR Holding LLC, as Grantor, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated August 16, 2007).
* 4.15	Security Agreement, dated as of August 16, 2007, between Vector Tobacco Inc., as Grantor, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.3 in Vector’s Form 8-K dated August 16, 2007).
* 4.16	Security Agreement, dated as of August 16, 2007, between Liggett Group LLC and 100 Maple LLC, as Grantors, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.4 in Vector’s Form 8-K dated August 16, 2007).
* 4.17	Registration Rights Agreement, dated as of August 16, 2007, between Vector Group Ltd., the subsidiary guarantors named therein and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.5 in Vector’s Form 8-K dated August 16, 2007).
* 10.1	Corporate Services Agreement, dated as of June 29, 1990, between Vector and Liggett (incorporated by reference to Exhibit 10.10 in Liggett’s Registration Statement on Form S-1, No. 33-47482).
* 10.2	Services Agreement, dated as of February 26, 1991, between Brooke Management Inc. (“BMI”) and Liggett (the “Liggett Services Agreement”) (incorporated by reference to Exhibit 10.5 in VGR Holding’s Registration Statement on Form S-1, No. 33-93576).
* 10.3	First Amendment to Liggett Services Agreement, dated as of November 30, 1993, between Liggett and BMI (incorporated by reference to Exhibit 10.6 in VGR Holding’s Registration Statement on Form S-1, No. 33-93576).
* 10.4	Second Amendment to Liggett Services Agreement, dated as of October 1, 1995, between BMI, Vector and Liggett (incorporated by reference to Exhibit 10(c) in Vector’s Form 10-Q for the quarter ended September 30, 1995).

Exhibit
No.	Description

* 10.5	Third Amendment to Liggett Services Agreement, dated as of March 31, 2001, by and between Vector and Liggett (incorporated by reference to Exhibit 10.5 in Vector’s Form 10-K for the year ended December 31, 2003).
* 10.6	Corporate Services Agreement, dated January 1, 1992, between VGR Holding and Liggett (incorporated by reference to Exhibit 10.13 in Liggett’s Registration Statement on Form S-1, No. 33-47482).
* 10.7	Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts, and State of Louisiana, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 15 in the Schedule 13D filed by Vector on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).
* 10.8	Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in Vector’s Form 10-Q for the quarter ended March 31, 1997).
* 10.9	Settlement Agreement, dated March 12, 1998, by and among the States listed in Appendix A thereto, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.35 in Vector’s Form 10-K for the year ended December 31, 1997).
* 10.10	Master Settlement Agreement made by the Settling States and Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.’s Form 8-K dated November 25, 1998, Commission File No. 1-8940).
* 10.11	General Liggett Replacement Agreement, dated as of November 23, 1998, entered into by each of the Settling States under the Master Settlement Agreement, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.34 in Vector’s Form 10-K for the year ended December 31, 1998).
* 10.12	Stipulation and Agreed Order regarding Stay of Execution Pending Review and Related Matters, dated May 7, 2001, entered into by Philip Morris Incorporated, Lorillard Tobacco Co., Liggett Group Inc. and Brooke Group Holding Inc. and the class counsel in Engel, et. al., v. R.J. Reynolds Tobacco Co., et. al. (incorporated by reference to Exhibit 99.2 in Philip Morris Companies Inc.’s Form 8-K dated May 7, 2001).
* 10.13	Letter Agreement, dated November 20, 1998, by and among Philip Morris Incorporated (“PM”), Brooke Group Holding, Liggett & Myers Inc. (“L&M”) and Liggett (incorporated by reference to Exhibit 10.1 in Vector’s Report on Form 8-K dated November 25, 1998).
* 10.14	Amended and Restated Formation and Limited Liability Company Agreement of Trademarks LLC, dated as of May 24, 1999, among Brooke Group Holding, L&M, Eve Holdings Inc. (“Eve”), Liggett and PM, including the form of Trademark License Agreement (incorporated by reference to Exhibit 10.4 in Vector’s Form 10-Q for the quarter ended June 30, 1999).
* 10.15	Class A Option Agreement, dated as of January 12, 1999, among Brooke Group Holding, L&M, Eve, Liggett and PM (incorporated by reference to Exhibit 10.61 in Vector’s Form 10-K for the year ended December 31, 1998).
* 10.16	Class B Option Agreement, dated as of January 12, 1999, among Brooke Group Holding, L&M, Eve, Liggett and PM (incorporated by reference to Exhibit 10.62 in Vector’s Form 10-K for the year ended December 31, 1998).
* 10.17	Pledge Agreement, dated as of May 24, 1999, from Eve, as grantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit 10.5 in Vector’s Form 10-Q for the quarter ended June 30, 1999).
* 10.18	Guaranty, dated as of June 10, 1999, from Eve, as guarantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit 10.6 in Vector’s Form 10-Q for the quarter ended June 30, 1999).
* 10.19	Vector Group Ltd. 1998 Long-Term Incentive Plan (incorporated by reference to the Appendix to Vector’s Proxy Statement dated September 15, 1998).
* 10.20	Stock Option Agreement, dated July 20, 1998, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 6 in the Amendment No. 5 to the Schedule 13D filed by Bennett S. LeBow on October 16, 1998 with respect to the common stock of Vector).
* 10.21	Amended and Restated Employment Agreement (“LeBow Employment Agreement), dated as of September 27, 2005, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated September 27, 2005).

Exhibit
No.	Description

* 10.22	Amendment dated January 27, 2006 to LeBow Employment Agreement (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated January 27, 2006).
* 10.23	Amended and Restated Employment Agreement dated as of January 27, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 27, 2006).
* 10.24	Employment Agreement, dated as of January 27, 2006, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated January 27, 2006).
* 10.25	Amended and Restated Employment Agreement, dated as of January 27, 2006, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated January 27, 2006).
* 10.26	Employment Agreement, dated as of November 11, 2005, between Liggett Group Inc. and Ronald J. Bernstein (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 11, 2005).
* 10.27	Employment Agreement, dated as of January 27, 2006, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated January 27, 2006).
* 10.28	Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Appendix A in Vector’s Proxy Statement dated April 21, 2004).
* 10.29	Stock Option Agreement, dated November 4, 1999, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.59 in Vector’s Form 10-K for the year ended December 31, 1999).
* 10.30	Stock Option Agreement, dated November 4, 1999, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.60 in Vector’s Form 10-K for the year ended December 31, 1999).
* 10.31	Stock Option Agreement, dated November 4, 1999, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.61 in Vector’s Form 10-K for the year ended December 31, 1999).
* 10.32	Stock Option Agreement, dated November 4, 1999, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.63 in Vector’s Form 10-K for the year ended December 31, 1999).
* 10.33	Stock Option Agreement, dated November 4, 1999, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.34 in Vector’s Form 10-K for the year ended December 31, 2006).
* 10.34	Stock Option Agreement, dated January 22, 2001, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended March 31, 2001).
* 10.35	Stock Option Agreement, dated January 22, 2001, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.2 in Vector’s Form 10-Q for the quarter ended March 31, 2001).
* 10.36	Restricted Share Award Agreement, dated as of September 27, 2005, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated September 27, 2005).
* 10.37	Restricted Share Award Agreement, dated as of November 11, 2005, between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated November 11, 2005).
* 10.38	Option Letter Agreement, dated as of November 11, 2005 between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated November 11, 2005).
* 10.39	Restricted Share Award Agreement, dated as of November 16, 2005, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 16, 2005).
* 10.40	Vector Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.7 in Vector’s Form 8-K dated January 27, 2006).
* 10.41	Vector Supplemental Retirement Plan (as amended and restated January 27, 2006) (incorporated by reference to Exhibit 10.6 in Vector’s Form 8-K dated January 27, 2006).
* 10.42	Agreement, dated as of June 7, 2006, between the Company and Frost Gamma Investments Trust, an entity affiliated with Dr. Phillip Frost, relating to the conversion of 6.25% convertible subordinated notes due 2008 (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated June 7, 2006).
* 10.43	Agreement, dated as of June 7, 2006, between the Company and Barberry Corp., an entity affiliated with Carl C. Icahn, relating to the conversion of 6.25% convertible subordinated notes due 2008 (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated June 7, 2006).

Exhibit
No.	Description

* 10.44	Purchase Agreement, dated as of June 27, 2006, among Vector and Jefferies (incorporated by reference to Exhibit 1.1 in Vector’s Form 8-K dated June 27, 2006).
* 10.45	Letter Agreement, dated July 14, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated July 11, 2006).
* 10.46	Notice of Redemption of 6 1/4% Convertible Subordinated Notes due 2008, dated July 14, 2006 (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated July 11, 2006).
* 10.47	Closing Agreement on Final Determination Covering Specific Matters between Vector and the Commissioner of Internal Revenue of the United States of America dated July 20, 2006 (incorporated by reference to Exhibit 10.3 in Vector’s Form 10-Q for the quarter ended September 30, 2006).
* 10.48	Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC) dated December 17, 2002 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 8-K dated December 13, 2002).
* 10.49	First Amendment to Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC), dated as of March 14, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended March 31, 2003).
* 10.50	Second Amendment to Operating Agreement of Douglas Elliman Realty, LLC, dated as of May 19, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended June 30, 2003).
* 10.51	Note and Equity Purchase Agreement, dated as of March 14, 2003 (the “Note and Equity Purchase Agreement”), by and between Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC), New Valley Real Estate Corporation and The Prudential Real Estate Financial Services of America, Inc., including form of 12% Subordinated Note due March 14, 2013 (incorporated by reference to Exhibit 10.2 in New Valley’s Form 10-Q for the quarter ended March 31, 2003).
* 10.52	Amendment to the Note and Equity Purchase Agreement, dated as of April 14, 2003 (incorporated by reference to Exhibit 10.3 in New Valley’s Form 10-Q for the quarter ended March 31, 2003).
* 10.53	Stipulation for Entry of Judgment dated March 14, 2007 between New Valley Corporation and the United States of America (incorporated by reference to Exhibit 10.2 in Vector’s Form 10-Q for the quarter ended March 31, 2007).
* 10.54	Purchase Agreement, dated as of August 8, 2007, between Vector Group Ltd., the subsidiary guarantors named therein and Jefferies & Company, Inc. (incorporated by reference to Exhibit 1.1 in Vector’s Form 8-K dated August 8, 2007).
21	Subsidiaries of Vector.
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Material Legal Proceedings.

*	Incorporated by reference

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

Date: February 29, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2008.

Signature	Title

/s/ Howard M. Lorber Howard M. Lorber	President and Chief Executive Officer (Principal Executive Officer)

/s/ J. Bryant Kirkland III J. Bryant Kirkland III	Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Henry C. Beinstein Henry C. Beinstein	Director

/s/ Ronald J. Bernstein Ronald J. Bernstein	Director

/s/ Robert J. Eide Robert J. Eide	Director

/s/ Bennett S. LeBow Bennett S. LeBow	Director

/s/ Jeffrey S. Podell Jeffrey S. Podell	Director

/s/ Jean E. Sharpe Jean E. Sharpe	Director

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007
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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vector Group Ltd. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 (n) and Note 1 (o) to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit and other post retirement plans effective December 31, 2006 and the manner in which it accounts for share-based compensation in 2006. Also, as discussed in Note 10, the Company changed the manner for which it accounts for uncertain tax positions on January 1, 2007.

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

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Miami, Florida
February 29, 2008

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(Dollars in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$238,117	$146,769
Investment securities available for sale	45,875	18,960
Accounts receivable — trade	3,113	15,480
Inventories	86,825	91,299
Deferred income taxes	18,336	27,580
Other current assets	3,360	3,068

Total current assets	395,626	303,156
Property, plant and equipment, net	54,432	59,921
Long-term investments accounted for at cost	72,971	32,971
Long-term investments accounted under the equity method	10,495	10,230
Investments in non-consolidated real estate businesses	35,731	28,416
Restricted assets	8,766	8,274
Deferred income taxes	26,637	43,973
Intangible asset	107,511	107,511
Prepaid pension costs	42,084	20,933
Other assets	31,036	22,077

Total assets	$785,289	$637,462

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$20,618	$52,686
Accounts payable	6,980	7,203
Accrued promotional expenses	9,210	12,527
Income taxes payable, net	2,363	12,970
Accrued excise and payroll taxes payable, net	5,327	9,934
Settlement accruals	10,041	47,408
Deferred income taxes	24,019	5,020
Accrued interest	9,475	2,586
Other current liabilities	21,304	18,452

Total current liabilities	109,337	168,786
Notes payable, long-term debt and other obligations, less current portion	277,178	103,304
Fair value of derivatives embedded within convertible debt	101,582	95,473
Non-current employee benefits	40,933	36,050
Deferred income taxes	141,904	130,533
Other liabilities	13,503	8,339

Total liabilities	684,437	542,485

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 and 100,000,000 shares authorized, 63,307,020 and 59,843,379 shares issued and 60,361,068 and 57,031,269 shares outstanding	6,036	5,703
Additional paid-in capital	89,494	132,807
Retained earnings (accumulated deficit)	—	(28,192)
Accumulated other comprehensive income (loss)	18,179	(2,587)
Less: 2,945,952 and 2,812,110 shares of common stock in treasury, at cost	(12,857)	(12,754)

Total stockholders’ equity	100,852	94,977

Total liabilities and stockholders’ equity	$785,289	$637,462

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share amounts)

Revenues*	$555,430	$506,252	$478,427
Expenses:
Cost of goods sold	337,079	315,163	285,393
Operating, selling, administrative and general expenses	92,967	90,833	114,048
Gain on sale of assets	—	(2,210)	(12,748)
Provision for loss on uncollectible receivable	—	—	2,750
Restructuring and impairment charges	(120)	1,437	(127)

Operating income	125,504	101,029	89,111
Other income (expenses):
Interest and dividend income	9,897	9,000	5,610
Interest expense	(45,762)	(37,776)	(29,812)
Changes in fair value of derivatives embedded within convertible debt	(6,109)	112	3,082
Loss on extinguishment of debt	—	(16,166)	—
Gain on investments, net	—	3,019	1,426
Provision for loss on investments	(1,216)	—	(433)
Gain from conversion of LTS notes	8,121	—	9,461
Equity in loss on operations of LTS	—	—	(299)
Equity income from non-consolidated real estate businesses	16,243	9,086	7,543
Income from lawsuit settlement	20,000	—	—
Other, net	(75)	176	79

Income from continuing operations before provision for income taxes and minority interests	126,603	68,480	85,768
Income tax expense	(52,800)	(25,768)	(41,214)
Minority interests	—	—	(1,969)

Income from continuing operations	73,803	42,712	42,585
Discontinued operations:
Income from discontinued operations, net of minority Interest and taxes	—	—	82
Gain on disposal of discontinued operations, net of Minority interest and taxes	—	—	2,952

Income from discontinued operations	—	—	3,034

Income before extraordinary item	73,803	42,712	45,619
Extraordinary item, unallocated negative goodwill	—	—	6,766

Net income	$73,803	$42,712	$52,385

Per basic common share:
Income from continuing operations	$1.16	$0.70	$0.87

Income from discontinued operations	$—	$—	$0.06

Income from extraordinary item	$—	$—	$0.14

Net income applicable to common shares	$1.16	$0.70	$1.07

Per diluted common share:
Income from continuing operations	$1.13	$0.68	$0.82

Income from discontinued operations	$—	$—	$0.06

Income from extraordinary item	$—	$—	$0.13

Net income applicable to common shares	$1.13	$0.68	$1.01

Cash distributions declared per share	$1.54	$1.47	$1.40

*	Revenues and cost of goods sold include federal excise taxes of $176,269, $174,339 and $161,753 for the years ended December 31, 2007, 2006 and 2005, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Unearned		Comprehensive	Treasury
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Stock	Total
	(Dollars in thousands, except per share amounts)

Balance, January 1, 2005	41,773,591	$4,177	$56,631	$(656)	$(122,808)	$(10,409)	$(16,152)	$(89,217)
Net income	—	—	—	—	52,385	—	—	52,385
Pension related minimum liability adjustments, net of taxes	—	—	—	—	—	322	—	322
Forward contract adjustments, net of taxes	—	—	—	—	—	(599)	—	(599)
Unrealized loss on investment securities, net of taxes	—	—	—	—	—	(494)	—	(494)

Total other comprehensive loss	—	—	—	—	—	—	—	(771)

Total comprehensive income	—	—	—	—	—	—	—	51,614

Distributions on common stock	—	—	(73,238)	—	—	—	—	(73,238)
Effect of stock dividend	2,099,451	210	—	—	(210)	—	—	—
Restricted stock grants	628,570	63	12,295	(12,295)	—	—	—	63
Exercise of options, net of 8,100 shares delivered to pay exercise price	303,764	30	3,764	—	—	—	(168)	3,626
Tax benefit of options exercised	—	—	578	—	—	—	—	578
Amortization of deferred compensation	—	—	—	1,270	—	—	—	1,270
Effect of New Valley restricted stock transactions, net	—	—	(379)	—	—	—	—	(379)
Beneficial conversion feature of convertible debt, net of taxes	—	—	6,418	—	—	—	—	6,418
Acquisition of New Valley minority interest	5,044,359	505	127,256	—	—	570	—	128,331

Balance, December 31, 2005	49,849,735	4,985	133,325	(11,681)	(70,633)	(10,610)	(16,320)	29,066
Net income	—	—	—	—	42,712	—	—	42,712
Pension related minimum liability adjustments, net of taxes	—	—	—	—		9,461	—	9,461
Forward contract adjustments, net of taxes	—	—	—	—	—	254	—	254
Unrealized gain on long-term investments accounted for under the equity method, net of taxes	—	—	—	—	—	173	—	173

Unrealized gain on investment securities, net of taxes	—	—	—	—	—	4,772	—	4,772

Total other comprehensive income	—	—	—	—	—	—	—	14,660

Total comprehensive income	—		—	—	—	—		57,372

		—
Adoption of SFAS No. 158	—	—	—	—	—	(6,637)	—	(6,637)
Reclassifications in accordance with SFAS No. 123(R)	—	—	(11,681)	11,681	—	—	—	—
Distributions on common stock	—	—	(92,359)	—	—	—	—	(92,359)
Effect of stock dividend	2,708,295	271	—	—	(271)	—	—	—
Exercise of options, net of 41,566 shares delivered to pay exercise price	273,239	27	3,241	—	—	—	(697)	2,571
Amortization of deferred compensation	—	—	3,926	—	—	—	—	3,926
Note conversion	4,200,000	420	79,522	—	—	—	4,263	84,205
Beneficial conversion feature of convertible debt, net of taxes	—	—	16,833	—	—	—	—	16,833

Balance, December 31, 2006	57,031,269	5,703	132,807	—	(28,192)	(2,587)	(12,754)	94,977

Net income	—	—	—	—	73,803	—	—	73,803
Change in net loss and prior service cost, net of taxes	—	—	—	—	—	11,545	—	11,545
Forward contract adjustments, net of taxes	—	—	—	—	—	28	—	28
Unrealized gain on long-term investments accounted for under the equity method, net of taxes	—	—	—	—	—	226	—	226
Unrealized gain on investment securities, net of taxes	—	—	—	—	—	8,967	—	8,967
Total other comprehensive income	—	—	—	—	—	—	—	20,766

Total comprehensive income	—	—	—	—	—		—	94,569

Distributions and dividends on common stock	—	—	(54,054)	—	(45,324)		—	(99,378)
Effect of stock dividend	2,870,589	287	—	—	(287)	—	—	—
Restricted stock grants	40,000	4	(4)	—	—	—	—	—
Tax benefit of options exercised	—	—	2,055	—	—	—	—	2,055
Exercise of options, net of 7,627 shares delivered to pay exercise price	419,210	42	5,161	—	—	—	(103)	5,100
Amortization of deferred compensation	—	—	3,529	—	—	—	—	3,529

Balance, December 31, 2007	60,361,068	$6,036	$89,494	$—	$—	$18,179	$(12,857)	$100,852

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share amounts)

Cash flows from operating activities:
Net income	$73,803	$42,712	$52,385
Income from discontinued operations	—	—	(3,034)
Extraordinary item	—	—	(6,766)

	73,803	42,712	42,585

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,202	9,888	11,220
Non-cash stock-based expense	3,529	3,926	3,133
Non-cash portion of restructuring and impairment charges	(120)	1,437	(127)
Loss on extinguishment of debt	—	16,166	—
Minority interests	—	—	1,969
Gain on sale of investment securities available for sale	—	(3,019)	(1,426)
Gain on sale of assets	—	(2,210)	(12,432)
Provision for loss on uncollectible receivable	—	—	2,750
Deferred income taxes	44,656	(10,379)	20,904
Gain from conversion of LTS notes	(6,388)	—	(9,461)
Equity loss on operations of LTS	—	—	299
Provision for loss on marketable securities	1,216	—	433
Equity income in non-consolidated real estate businesses	(16,243)	(9,086)	(7,543)
Distributions from non-consolidated real estate businesses	8,878	7,311	5,935
Non-cash interest expense	13,912	5,176	1,068
Changes in assets and liabilities (net of effect of acquisitions and dispositions):
Receivables	12,367	(2,766)	(10,235)
Inventories	4,474	(20,904)	8,546
Change in book overdraft.	(179)	759	—
Accounts payable and accrued liabilities	(46,960)	(2,881)	6,172
Cash payments on restructuring liabilities	(884)	(1,284)	(4,842)
Other assets and liabilities, net	6,935	11,169	8,509
Cash flows from discontinued operations	—	—	732

Net cash provided by operating activities	109,198	46,015	68,189

Cash flows from investing activities:
Proceeds from sale of businesses and assets	917	1,486	14,118
Proceeds from sale or maturity of investment securities	—	30,407	7,490
Purchase of investment securities	(6,571)	(19,706)	(4,713)
Proceeds from sale or liquidation of long-term investments	71	326	48
Purchase of long-term investments	(40,091)	(35,345)	(227)
Purchase of LTS stock	—	—	(3,250)
(Increase) decrease in restricted assets	(492)	(1,527)	16
Investments in non-consolidated real estate businesses	(750)	(9,850)	(6,250)
Distributions from non-consolidated real estate businesses	1,000	—	5,500
Issuance of note receivable	—	—	(2,750)
Costs associated with New Valley acquisition	—	—	(2,422)
Capital expenditures	(5,189)	(9,558)	(10,295)
Increase in cash surrender value of life insurance policies	(838)	(898)	—
Cash flows from discontinued operations	—	—	66,912

Net cash (used in) provided by investing activities	(51,943)	(44,665)	64,177

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share amounts)

Cash flows from financing activities:
Proceeds from issuance of debt	174,576	118,146	50,841
Repayments of debt	(41,200)	(72,925)	(4,305)
Deferred financing charges	(9,985)	(5,280)	(2,068)
Borrowings under revolver	537,746	514,739	457,111
Repayments on revolver	(534,950)	(502,753)	(457,127)
Distributions on common stock	(99,249)	(90,138)	(70,252)
Proceeds from exercise of Vector options and warrants	5,100	2,571	3,626
Tax benefit of options exercised	2,055	—	—
Other, net	—	—	76
Cash flows from discontinued operations	—	—	(39,213)

Net cash provided by (used in) financing activities	34,093	(35,640)	(61,311)

Net increase (decrease) in cash and cash equivalents	91,348	(34,290)	71,055
Cash and cash equivalents, beginning of year	146,769	181,059	110,004

Cash and cash equivalents, end of year	$238,117	$146,769	$181,059

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

As discussed in Note 19, New Valley’s real estate leasing operations, sold in February 2005, are presented as discontinued operations for the year ended December 31, 2005.

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

(c) Cash and Cash Equivalents:

For purposes of the statements of cash flows, cash includes cash on hand, cash on deposit in banks and cash equivalents, comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (FDIC) and Securities Investor Protection Corporation (SPIC) insure these balances, up to $100 and $500, respectively, and substantially all of the Company’s cash balances at December 31, 2007 are uninsured.

(d) Financial Instruments:

The carrying value of cash and cash equivalents, restricted assets and short-term loans approximate their fair value.

The carrying amounts of short-term debt reported in the consolidated balance sheets approximate fair value. The fair value of long-term debt for the years ended December 31, 2007 and 2006 was estimated based on current market quotations.

As required by Statement of Financial Accounting Standards (“SFAS”) No. 133, amended by SFAS No. 138, derivatives embedded within the Company’s convertible debt are recognized on the Company’s balance sheet and are stated at estimated fair value as determined by a third party at each reporting period. Changes in the fair value of

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the embedded derivatives are reflected quarterly as “Change in fair value of derivatives embedded within convertible debt.”

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

Gains are recognized when realized in the Company’s consolidated statements of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. The Company’s policy is to review its securities on a periodic basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of the Company’s marketable securities, it is the Company’s policy to record an impairment charge with respect to such investment in the Company’s consolidated statements of operations. The Company recorded a loss related to other-than-temporary declines in the fair value of its marketable equity securities of $1,216 and $433 for the years ended December 31, 2007 and 2005, respectively.

(f) Significant Concentrations of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its temporary cash in money market securities (investment grade or better) with what management believes are high credit quality financial institutions.

Liggett’s customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for approximately 8.7%, 10.8% and 11.9% of Liggett’s revenues in 2007, 2006 and 2005, respectively, and accounts receivable of approximately $26, $10,603 and $107 at December 31, 2007, 2006 and 2005, respectively. Sales to this customer were primarily in the private label discount segment. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett’s customer base. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s expectations.

(g) Accounts Receivable:

Accounts receivable-trade are recorded at their net realizable value.

The allowance for doubtful accounts and cash discounts was $120 and $611 at December 31, 2007 and 2006, respectively.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded a charge to operations for LIFO layer liquidations of $1,942 and $924 for the years ended December 31, 2007 and 2005, respectively, and an increase in income of $790 for LIFO layer increments for the year ended December 31, 2006.

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

(i) Restricted Assets:

Long-term restricted assets of $8,766 and $8,274 at December 31, 2007 and 2006, respectively, consist primarily of certificates of deposit which collateralize letters of credit and deposits on long-term debt. The certificates of deposit mature at various dates from January 2008 to February 2009.

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

(k) Investment in Non-Consolidated Real Estate Businesses:

In accounting for its investment in non-consolidated real estate businesses, the Company applies FASB Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities”, which clarified the application of Accounting Research Bulletin No. 51 (“ARB No. 51”), “Consolidated Financial Statements”. FIN 46(R) requires the Company to identify its participation in Variable Interest Entities (“VIE”), which are defined as entities with a level of invested equity insufficient to fund future activities to operate on a stand-alone basis, or whose equity holders lack certain characteristics typical to holders of equity interests, such as voting rights. For entities identified as VIEs, FIN 46(R) sets forth a model to evaluate potential consolidation based on an assessment of which party, if any, bears a majority of the exposure to the expected losses, or stands to gain from a majority of the expected returns. FIN 46(R) also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required.

New Valley accounts for its 50% interests in Douglas Elliman Realty LLC, Koa Investors LLC and 16th & K Holdings LLC, and, prior to the fourth quarter of 2007, accounted for its interest in Ceebraid Acquisition Corporation (“Ceebraid”) on the equity method because the entities neither meet the definition of a VIE nor is New Valley each respective entity’s primary beneficiary, as defined in FIN 46(R).

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l) Intangible Assets:

The Company is required to conduct an annual review of intangible assets for potential impairment including the intangible asset of $107,511, which is not subject to amortization due to its indefinite useful life. This intangible asset relates to the exemption of The Medallion Company (“Medallion”), acquired in April 2002, under the Master Settlement Agreement, which states payments under the MSA continue in perpetuity. As a result, the Company believes it will realize the benefit of the exemption for the foreseeable future.

Other intangible assets, included in other assets, consisting of trademarks and patent rights, are amortized using the straight-line method over 10-12 years and had a net book value of $53 and $60 at December 31, 2007 and 2006, respectively. In connection with the December 2006 restructuring of Vector Research Ltd., the Company recorded an impairment charge of approximately $650 related to a patent, which is included as a component of “Restructuring and impairment charges” in the Company’s consolidated statement of operations for the year ended December 31, 2006.

(m) Impairment of Long-Lived Assets:

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

As discussed in Note 2, the Company recorded a $954 asset impairment charge in 2006 related to the restructuring of Vector Research Ltd. This amount has been included as a component of “Restructuring and impairment charges” in the Company’s consolidated statement of operations for the year ended December 31, 2006.

(n) Pension, postretirement and postemployment benefits plans:

The cost of providing retiree pension benefits, health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group. On September 29, 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued. SFAS No. 158 requires, among other things, the recognition of the funded status of each defined benefit pension plan, retiree health care and other postretirement benefit plans and postemployment benefit plans on the balance sheet. The Company adopted SFAS No. 158 as of December 31, 2006. (See Note 9.)

(o) Stock Options:

Effective January 1, 2006, the Company accounted for employee stock compensation plans under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure compensation cost for share-based payments at fair value.

Prior to January 1, 2006, the Company accounted for employee stock compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees” with the intrinsic value-based method permitted by SFAS No. 123, and “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to FASB Statement No. 123.” Accordingly, no compensation expense was recognized when the exercise price was equal to the market price of the underlying common stock on the date of grant for the year ended December 31, 2005. (See Note 11.)

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p) Income Taxes:

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, on January 1, 2007. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 requires that a liability created for unrecognized deferred tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets.

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

(q) Distributions and dividends on common stock:

The Company records distributions on its common stock as dividends in its consolidated statement of stockholders’ equity to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in-capital.

(r) Revenue Recognition:

Sales:  Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of any related inventory cost recoveries. Certain sales incentives, including buydowns, are classified as reductions of net sales in accordance with the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” In accordance with EITF Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, the Company’s accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues and cost of goods sold totaled $176,269, $174,339 and $161,753 for the years ended December 31, 2007, 2006 and 2005, respectively. Since the Company’s primary line of business is tobacco, the Company’s financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

Shipping and Handling Fees and Costs:  Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs, which were $7,610 in 2007, $7,329 in 2006 and $6,596 in 2005, are recorded as operating, selling, administrative and general expenses.

(s) Advertising and Research and Development:

Advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $175, $172 and $296 for the years ended December 31, 2007, 2006 and 2005, respectively.

Research and development costs, primarily at Vector Tobacco, are expensed as incurred and included within operating, selling, administration and general expenses, and were $4,220, $7,750 and $10,089 for the years ended December 31, 2007, 2006 and 2005, respectively.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(t) Earnings Per Share:

Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 28, 2007, September 29, 2006 and September 29, 2005, respectively. The dividends were recorded at par value of $287 in 2007, $271 in 2006 and $210 in 2005 since the Company did not have retained earnings in each of the aforementioned years. In connection with the 5% stock dividends, the Company increased the number of outstanding stock options by 5% and reduced the exercise prices accordingly.

In March 2004, the EITF reached a final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement 128”, which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. For purposes of calculating basic EPS, earnings available to common stockholders for the period are reduced by the contingent interest and the non-cash interest expense associated with the discounts created by the beneficial conversion features and embedded derivatives related to the Company’s convertible debt issued in 2004, 2005 and 2006. The convertible debt issued by the Company in 2004, 2005 and 2006, which are participating securities due to the contingent interest feature, had no impact on EPS for the years ended December 31, 2007, 2006 and 2005, as the dividends on the common stock reduced earnings available to common stockholders so there were no unallocated earnings under EITF Issue No. 03-6.

As discussed in Note 11, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under EITF Issue No. 03-6. Because the Company accounted for the dividend equivalent rights on these options as additional compensation cost in accordance with APB Opinion No. 25, these participating securities had no impact on the calculation of basic EPS in periods ending prior to January 1, 2006. Effective with the adoption of SFAS No. 123(R) on January 1, 2006, the Company recognizes payments of the dividend equivalent rights ($6,475, net of taxes of $200, and $6,186, net of taxes of $227, for the years ended December 31, 2007 and 2006, respectively) on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet. As a result, in its calculation of basic EPS for the year ended December 31, 2007 and 2006, respectively, the Company has adjusted its net income for the effect of these participating securities as follows:

	2007	2006	2005

Net income	$73,803	$42,712	$52,385
Income attributable to participating securities	(4,817)	(2,958)	—

Net income available to common stockholders	$68,986	$39,754	$52,385

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding, which includes vested restricted stock. Diluted EPS includes the dilutive effect of stock options and unvested restricted stock grants and warrants and convertible securities.

Basic and diluted EPS were calculated using the following shares for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Weighted-average shares for basic EPS	59,614,000	56,968,694	48,762,326
Plus incremental shares related to stock options and warrants	1,665,571	1,498,573	2,385,934
Plus incremental shares related to convertible debt	—	—	6,436,853

Weighted-average shares for diluted EPS	61,279,571	58,467,267	57,585,113

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the years ended December 31, 2007, 2006 and 2005 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

	Year Ended December 31,
	2007	2006	2005

Number of stock options	166,333	522,767	240,653

Weighted-average exercise price	$27.54	$20.07	$25.26

Weighted-average shares of non- vested restricted stock	N/A	643,947	161,707
	—

Weighted-average expense per share	N/A	$17.84	$17.79
	—

Weighted-average number of shares
issuable upon conversion of debt	12,315,489	12,913,822	12,505,887

Weighted-average conversion price	$18.02	$18.07	$19.12

Diluted EPS are calculated by dividing income by the weighted average common shares outstanding plus dilutive common stock equivalents. The Company’s convertible debt was anti-dilutive in 2007 and 2006 and, in 2005, the Company’s 5% variable interest senior convertible notes due 2011 were anti-dilutive. As a result of the dilutive nature in 2005 of the Company’s 6.25% convertible subordinated notes due 2008, the Company adjusted its net income for the effect of these convertible securities for purposes of calculating diluted EPS as follows:

	Year Ended December 31,
	2007	2006	2005

Net income	$73,803	$42,712	$52,385
Expense attributable to 6.25% convertible subordinated notes due 2008	—	—	5,766
Income attributable to participating securities	(4,817)	(2,958)	—

Net income for diluted EPS	$68,986	$39,754	$58,151

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(u) Comprehensive Income:

Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward contracts, minimum pension liability adjustments and, prior to December 9, 2005, the Company’s proportionate interest in New Valley’s capital transactions. Total comprehensive income for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005

Net income	$73,803	$42,712	$52,385
Net unrealized gains on investment securities available for sale:
Change in net unrealized gains, net of income taxes and minority interests	8,248	6,556	165
Net unrealized losses (gains) reclassified into net income, net of income taxes and minority interests	719	(1,784)	(659)

	8,967	4,772	(494)

Net unrealized gains on long-term investments accounted for under the equity method	226	173	—
Net change in forward contracts	28	254	(599)
Net change in pension-related amounts, net of income taxes	11,545	9,461	322

Comprehensive income	$94,569	$57,372	$51,614

The components of accumulated other comprehensive income (loss), net of taxes, were as follows as of December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006

Net unrealized gains on investment securities available for sale, net of income taxes of $9,943 and $3,737, respectively	$14,367	$5,400
Net unrealized gains on long-term investments accounted for under the equity method, net of income taxes of $276 and $120, respectively	399	173
Forward contracts adjustment, net of income taxes of $219 and $226, respectively	(317)	(345)
Pension-related amounts net of income taxes of $2,452 and $5,076, respectively	3,730	(7,815)

Accumulated other comprehensive income (loss)	$18,179	$(2,587)

(v) Contingencies:

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.

(w) New Accounting Pronouncements:

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments”. SFAS No. 155 amends SFAS Nos. 133 and 140 and relates to the financial reporting of certain hybrid financial instruments. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of fiscal years commencing after September 15, 2006. The Company’s adoption of SFAS No. 155 did not impact its consolidated financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 requires that a liability created for unrecognized deferred tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. The adoption of FIN 48 is discussed in Note 10.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 will become effective for the Company beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect of accounting change. Such retrospective application is required for financial instruments, including derivatives and certain hybrid instruments with limitations on initial gains or losses under EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. In February 2008, the FASB Staff issued a Staff Position that will partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and remove certain leasing transactions from the scope of SFAS No. 157. The Company has not completed its assessment of the impact of this standard on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of their benefit plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. In addition, SFAS No. 158 requires an employer to measure benefit plan assets and obligations that determine the funded status of a plan as of the end of its fiscal year. The Company presently measures the funded status of its plans at September 30 and the new measurement date requirements become effective for the Company for the year ending December 31, 2008. The prospective requirement to recognize the funded status of a benefit plan and to provide the required disclosures

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

became effective for the Company on December 31, 2006. The adoption of SFAS No. 158 did not have an impact on the Company’s results of operations or cash flows. The adoption of SFAS No. 158 resulted in a $10,705 reduction of “Prepaid pension costs,” which is classified in other assets, a decrease in an intangible asset of $1,232, an increase of $4,643 in “Deferred income taxes,” which is also included in other assets, an increase of other accrued current liabilities of $1,142, a decrease of non-current employee benefits of $1,799, which is comprised of a $349 decrease in non-current pension liabilities and an $1,450 decrease in non-current postretirement liabilities, and an $11,280 ($6,637 net of taxes) increase to “Accumulated Other Comprehensive Income (Loss),” which is included in stockholders’ equity.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. Generally Accepted Accounting Principles (“GAAP”) with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The new standard also converges financial reporting under U.S. GAAP with international accounting rules. The Company is currently assessing the impact, if any, of SFAS No. 141(R) on its consolidated financial statements.

2.	RESTRUCTURINGS

Vector Research 2006 Restructuring.  In November 2006, the Company’s Board of Directors determined to discontinue the genetics operation of its subsidiary, Vector Research, and, not to pursue FDA approval of QUEST as a smoking cessation aide, due to the projected significant additional time and expense involved in seeking such approval. In connection with this decision, Vector Research eliminated 12 full-time positions effective December 31, 2006.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the combined pre-tax restructuring charges relating to the 2006 Vector Research Ltd. restructurings for the years ended December 31, 2007 and 2006, respectively, were as follows:

	Employee	Non-Cash	Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Balance, January 1, 2006	$—	$—	$—	$—
Restructuring charges	484	1,842	338	2,664
Utilized	—	(1,842)	—	(1,842)

Balance, December 31, 2006	$484	$—	$338	$822
Change in estimate	(71)	—	8	(63)
Utilized	(343)	—	(346)	(689)

Balance, December 31, 2007	$70	$—	$—	$70

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the combined pre-tax restructuring charges relating to the 2004 Liggett Vector Brands restructurings for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Employee	Non-Cash	Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Balance, January 1, 2005	$3,614	$186	$3,285	$7,085
Change in estimate	(54)	(73)	—	(127)
Utilized	(2,847)	(113)	(1,882)	(4,842)

Balance, December 31, 2005	$713	$—	$1,403	$2,116
Change in estimate	(103)	—	(25)	(128)
Utilized	(610)	—	(528)	(1,138)

Balance, December 31, 2006	$—	$—	$850	$850
Change in estimate	—	—	(57)	(57)
Utilized	—	—	(195)	(195)

Balance, December 31, 2007	$—	$—	$598	$598

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of taxes and minority interests. For the years ended December 31, 2007, 2006 and 2005, net realized gains were $0, $3,019 and $1,426, respectively. The Company recorded a loss related to other-than-temporary declines in the fair value of its marketable equity securities of $1,216 and $433 for the years ended December 31, 2007 and 2005, respectively. (See Note 1.)

The components of investment securities available for sale at December 31, 2007 and 2006 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

2007
Marketable equity securities	$21,565	$24,374	$(64)	$45,875

2006
Marketable equity securities	$9,643	$10,017	$(700)	$18,960

Investment securities available for sale as of December 31, 2007 and December 31, 2006 include New Valley LLC’s 13,888,889 and 11,111,111 shares, respectively, of Ladenburg Thalmann Financial Services Inc. (“LTS”) common stock, which were carried at $29,444 and $13,556, respectively (see Note 17). Investment securities available for sale as of December 31, 2007 also include 2,257,110 shares of Opko Health Inc. (“Opko”) common stock, which were carried at $6,433. In February 2008, the Company purchased an additional 2,800,000 shares of Opko in a private placement for $5,040. The Opko shares were acquired in a private placement and have not been registered for resale.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVENTORIES

Inventories consist of:

	December 31,	December 31,
	2007	2006

Leaf tobacco	$41,502	$33,363
Other raw materials	4,847	2,725
Work-in-process	710	1,348
Finished goods	45,331	57,485

Inventories at current cost	92,390	94,921
LIFO adjustments	(5,565)	(3,622)

	$86,825	$91,299

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At December 31, 2007, Liggett had leaf tobacco purchase commitments of approximately $12,421. There were no leaf tobacco purchase commitments at Vector Tobacco at that date. During 2007 the Company entered into a single source supply agreement for fire safe cigarette paper through 2012.

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

The Company capitalizes the incremental prepaid cost of the Master Settlement Agreement in ending inventory.

LIFO inventories represent approximately 95% and 93% of total inventories at December 31, 2007 and 2006, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	December 31,	December 31,
	2007	2006

Land and improvements	$1,418	$1,418
Buildings	13,575	13,366
Machinery and equipment	103,416	103,241
Leasehold improvements	2,209	2,017
Construction-in-progress	1,151	525

	121,769	120,567
Less accumulated depreciation	(67,337)	(60,646)

	$54,432	$59,921

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $10,202, $9,888 and $11,220, respectively. Future machinery and equipment purchase commitments at Liggett were $3,657 at December 31, 2007.

In December 2005, Liggett completed the sale for $15,450 of its former manufacturing facility, research facility and offices in Durham, North Carolina with a net book value of approximately $2,212. In connection with the sale, the Company recorded a gain of $7,706, net of income taxes of $5,042, in 2005.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2005, New Valley completed the sale of its two office buildings in Princeton, New Jersey for $71,500. (See Note 19). In connection with the sale, the Company recorded a gain of $2,952, net of minority interests and income taxes, in 2005.

During 2006, Liggett Vector Brands recognized an impairment charge of $324 associated with its decision to dispose of an asset to an unrelated third party. The asset was sold in the fourth quarter of 2006.

In February 2001, Liggett sold a warehouse facility in a sale-leaseback arrangement which resulted in a deferred gain of $1,139, to be amortized over the 15-year lease term. The lease provided the owner an early termination option which was exercisable for $1,500. The owner exercised that option in April 2006, and Liggett vacated the premises effective December 31, 2006. During December 2006, Liggett recognized $2,476 of income related to recognition of the unamortized portion of the original deferred gain on sale and early termination option payments received by Liggett from the owner.

6.	LONG-TERM INVESTMENTS

Long-term investments consist of investments in the following:

	December 31,		December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Investment partnerships accounted for at cost	$72,971	$89,007	$32,971	$47,560
Investments accounted for on the equity method	$10,495	$10,495	$10,230	$10,230

The principal business of these investment partnerships is investing in investment securities and real estate. The estimated fair value of the investment partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. New Valley is an investor in real estate partnerships where it has committed to make additional investments of up to an aggregate of $172 at December 31, 2007. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

In August 2006, the Company invested $25,000 in Icahn Partners, LP, a privately managed investment partnership, of which Carl Icahn is the portfolio manager and the controlling person of the general partner, and manager of the partnership. In September 2007, the Company invested an additional $25,000 in Icahn Partners, LP. Based on information available in public filings, the Company believes affiliates of Mr. Icahn are the beneficial owners of approximately 20.2% of Vector’s common stock at December 31, 2007.

The Company’s investments constituted less than 3% of the invested funds in each of the other partnerships at December 31, 2007 and 2006 and, in accordance with EITF Topic No. D-46, “Accounting for Limited Partnership Investments”, the Company has accounted for such investments using the cost method of accounting.

On November 1, 2006, the Company invested $10,000 in Jefferies Buckeye Fund, LLC (“Buckeye Fund”), a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. The Company believes affiliates of Jefferies Asset Management, LLC beneficially owned approximately 6.5% of Vector’s common stock as of December 31, 2007. The Company’s investment in the Buckeye Fund represented approximately 13.4% of the amounts invested in the Buckeye Fund at December 31, 2007. In accordance with EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies”, the Company has accounted for its investment in Buckeye Fund using the equity method of accounting and carried its investment in the Buckeye Fund at $10,495 and $10,230 as of December 31, 2007 and 2006, respectively. The amounts include $675 ($399 net of income taxes) and $292 ($173 net of income taxes) of unrealized gains on investment securities at December 31, 2007 and 2006, respectively. The Company recorded a loss of $118 and $62 associated with the Buckeye Fund for the years ended December 31, 2007 and 2006, respectively.

In the future, the Company may invest in other investments, including limited partnerships, real estate investments, equity securities, debt securities, derivatives and certificates of deposit, depending on risk factors and potential rates of return.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	December 31, 2007	December 31, 2006

Vector:
11% Senior Secured Notes due 2015	$165,000	$—
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $84,299 and $84,056*	25,701	25,944
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $48,027 and $53,904*	63,837	57,960
Liggett:
Revolving credit facility	14,782	11,986
Term loan under credit facility	7,822	—
Equipment loans	9,660	12,660
Vector Tobacco:
Notes payable — Medallion acquisition due 2007	—	35,000
V.T. Aviation:
Note payable	6,470	7,448
VGR Aviation:
Note payable	4,370	4,655
Other	154	337

Total notes payable, long-term debt and other obligations	297,796	155,990
Less:
Current maturities	(20,618)	(52,686)

Amount due after one year	$277,178	$103,304

*	The fair value of the derivatives embedded within the 3.875% Variable Interest Senior Convertible Debentures ($67,911 and $59,807 at December 31, 2007 and December 31, 2006, respectively) and the 5% Variable Interest Senior Convertible Notes ($33,671 at December 31, 2007 and $35,666 at December 31, 2006, respectively) is separately classified as a derivative liability in the consolidated balance sheets.

11% Senior Secured Notes due 2015 — Vector:

In August 2007, the Company sold $165,000 of its 11% Senior Secured Notes due 2015 (the “Senior Secured Notes”) in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The Company intends to use the net proceeds of the issuance for general corporate purposes which may include working capital requirements, the financing of capital expenditures, future acquisitions, the repayment or refinancing of outstanding indebtedness, payment of dividends and distributions and the repurchase of all or any part of its outstanding convertible notes.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by all of the wholly-owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses. In addition, some of the guarantees are collateralized by second priority or first priority security interests in certain collateral of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.

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

The debentures pay interest on a quarterly basis at a rate of 3.875% per annum plus Additional Interest (the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into the Company’s common stock at the holder’s option. The conversion price, which was $19.50 per share at December 31, 2007, is subject to adjustment for various events, including the issuance of stock dividends.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The notes pay interest on a quarterly basis at a rate of 5% per annum plus Additional Interest (the “Notes Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date is the higher of (i) the Notes Total Interest and (ii) 6.75% per year. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price, which was $16.76 at December 31, 2007, is subject to adjustment for various events, including the issuance of stock dividends.

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

Embedded Derivatives on the Variable Interest Senior Convertible Debt:

The portion of the Debenture Total Interest and the Notes Total Interest which is computed by reference to the cash dividends paid on the Company’s common stock is considered an embedded derivative within the convertible debt, which the Company is required to separately value. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, the Company has bifurcated these embedded derivatives and, based on a valuation by a third party, estimated the fair value of the embedded derivative liability. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is then amortized to interest expense over the term of the debt using the effective interest method. Changes to the fair value of these embedded derivatives are reflected quarterly in the Company’s consolidated statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated initial fair values of the embedded derivates associated with the 3.875% convertible debentures and the 5% convertible notes were $56,214 and $42,041, respectively, at the date of issuance.

A summary of non-cash interest expense associated with the amortization of the discount created by the embedded derivative liabilities for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
	2007	2006	2005

3.875% convertible debentures	$(28)	$414	$—
5% convertible notes	3,796	3,056	2,063

Interest expense associated with embedded derivatives	$3,768	$3,470	$2,063

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Year Ended December 31,
	2007	2006	2005

3.875% convertible debentures	$(8,104)	$(3,593)	$—
5% convertible notes	1,995	3,705	3,082

Gain (loss) on changes in fair value of derivatives embedded within convertible debt	$(6,109)	$112	$3,082

The following table reconciles the fair value of derivatives embedded within convertible debt at December 31, 2007.

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total

Balance at January 1, 2005	$—	$25,687	$25,687
Issuance of 5% convertible notes	—	16,766	16,766
Gain from changes in fair value of embedded derivatives	—	(3,082)	(3,082)

Balance at December 31, 2005	—	39,371	39,371
Issuance of 3.875% convertible debentures	56,214	—	56,214
Loss (gain) from changes in fair value of embedded derivatives	3,593	(3,705)	(112)

Balance at December 31, 2006	59,807	35,666	95,473
Loss (gain) from changes in fair value of embedded derivatives	8,104	(1,995)	6,109

Balance at December 31, 2007	$67,911	$33,671	$101,582

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 05-8, the beneficial conversion feature has been recorded, net of income taxes, as an increase to stockholders’ equity.

	Year Ended December 31,
	2007	2006	2005

Amortization of beneficial conversion feature:
3.875% convertible debentures	$(215)	$125	$—
5% convertible notes	2,083	1,693	1,139

Interest expense associated with beneficial conversion feature	$1,868	$1,818	$1,139

Unamortized Debt Discount:

The following table reconciles unamortized debt discount at December 31, 2007.

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total

Balance at January 1, 2005	$—	$38,739	$38,739
Issuance of 5% convertible debentures-embedded derivative	—	16,766	16,766
Issuance of 5% convertible debentures-premium on debt	—	(2,100)	(2,100)
Issuance of 5% convertible debentures-beneficial conversion feature	—	8,452	8,452
Amortization of embedded derivative	—	(2,063)	(2,063)
Amortization of beneficial conversion Feature	—	(1,139)	(1,139)

Balance at December 31, 2005	—	58,655	58,655
Issuance of 3.875% convertible debentures-embedded derivative	56,214	—	56,214
Issuance of 3.875% convertible debentures-beneficial conversion feature	28,381	—	28,381
Amortization of embedded derivative	(414)	(3,056)	(3,470)
Amortization of beneficial conversion Feature	(125)	(1,693)	(1,818)

Balance at December 31, 2006	$84,056	$53,906	$137,962
Amortization of embedded derivative	28	(3,796)	(3,768)
Amortization of beneficial conversion Feature	215	(2,083)	(1,868)

Balance at December 31, 2007	$84,299	$48,027	$132,326

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 2006, Vector redeemed the remaining outstanding notes at a redemption price of 101.042% of the principal amount plus accrued interest. The Company recorded a loss of $1,306 in 2006 on the retirement of the notes.

Revolving Credit Facility — Liggett:

Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”) under which $14,782 was outstanding at December 31, 2007. Availability as determined under the facility was approximately $14,000 based on eligible collateral at December 31, 2007. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on Liggett’s manufacturing facility. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability, as defined, under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility.

The term of the Wachovia facility expires on March 8, 2012, subject to automatic renewal for additional one-year periods unless a notice of termination is given by Wachovia or Liggett at least 60 days prior to such date or the anniversary of such date. Prime rate loans under the facility bear interest at a rate equal to the prime rate of Wachovia with Eurodollar rate loans bearing interest at a rate of 2.0% above Wachovia’s adjusted Eurodollar rate. The facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility, is less than $20,000. The covenants also require that annual capital expenditures, as defined under the facility (before a maximum carryover amount of $2,500), shall not exceed $10,000 during any fiscal year.

In August 2007, Wachovia made an $8,000 term loan to 100 Maple LLC (“Maple”), a subsidiary of Liggett, within the commitment under the existing credit facility. The $8,000 term loan is collateralized by the existing collateral securing the credit facility, and is also collateralized by a lien on certain real property (the “Mebane Property”) owned by Maple. The Mebane Property also secures the other obligations of Liggett under the credit facility. The $8,000 term loan did not increase the $50,000 borrowing amount of the credit facility, but did increase the outstanding amounts under the credit facility by the amount of the term loan and proportionately reduces the maximum borrowing availability under the facility.

In August 2007, Liggett and Wachovia amended the credit facility to permit the guaranty of the Senior Secured Notes by each of Liggett and Maple and the pledging of certain assets of Liggett and Maple on a subordinated basis to secure their guarantees. The credit facility was amended to grant to Wachovia a blanket lien on all the assets of Liggett and Maple, excluding any equipment pledged to current or future purchase money or other financiers of such equipment and excluding any real property, other than the Mebane Property and other real property to the extent its value is in excess of $5,000. In connection with the amendment, Wachovia, Liggett, Maple and the collateral agent for the holders of the Company’s Senior Secured Notes entered into an intercreditor agreement, pursuant to which the liens of the collateral agent on the Liggett and Maple assets will be subordinated to the liens of Wachovia on the Liggett and Maple assets.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2002, Liggett purchased equipment for $1,573 through the issuance of a note guaranteed by the Company, payable in 60 monthly installments of $26 plus interest calculated at LIBOR plus 4.31%. The notes were paid in full in the third quarter of 2007.

In October 2005, Liggett purchased equipment for $4,441 through a financing agreement, payable in 24 installments of $112 and then 24 installments of $90. Interest is calculated at 4.89%. Liggett was required to provide a security deposit equal to 25% of the funded amount ($1,110).

In December 2005, Liggett purchased equipment for $2,273 through a financing agreement, payable in 24 installments of $58 and then 24 installments of $46. Interest is calculated at 5.03%. Liggett was required to provide a security deposit equal to 25% of the funded amount ($568).

In August 2006, Liggett purchased equipment for $7,922 through a financing agreement, payable in 30 installments of $191 and then 30 installments of $103. Interest is calculated at 5.15%. Liggett was required to provide a security deposit equal to 20% of the funded amount ($1,584).

In May 2007, Liggett purchased equipment for $1,576 through a financing agreement, payable in 60 installments of $32. Interest is calculated at 7.99% per annum.

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

In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 119 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,744 based on current interest rates.

Note Payable —	VGR Aviation:

In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by the Company. The loan is payable in 119 monthly installments of $40, including annual interest of 2.75% above the 30-day average commercial paper rate, with a final payment of $3,585 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to the Company’s direct subsidiary, VGR Aviation LLC, which assumed the debt.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled Maturities:

Scheduled maturities of long-term debt are as follows:

		Unamortized
	Face	Discount	Net

Year Ending December 31:
2008	$20,618	$—	$20,618
2009	18,794	6,002	12,792
2010	3,525	—	3,525
2011	113,735	44,572	69,163
2012	9,450	—	9,450
Thereafter	264,000	81,752	182,248

Total	$430,122	$132,326	$297,796

Weighted-Average Interest Rate on Current Maturities of Long-Term Debt:

The weighted-average interest rate on the Company’s current maturities of long-term debt at December 31, 2007 was approximately 7.03%.

8.	COMMITMENTS

Certain of the Company’s subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with non-cancelable terms of one year or more are as follows:

	Lease	Sublease
Year Ending December 31:	Commitments	Rentals	Net

2008	$4,051	$1,042	$3,009
2009	3,466	1,024	2,442
2010	2,698	946	1,752
2011	2,634	965	1,669
2012	2,521	965	1,556
Thereafter	949	402	547

Total	$16,319	$5,344	$10,975

In 2001, the Company entered into an operating sublease for space in an office building in New York. The lease, as amended, expires in 2013. Minimum rental expense over the entire period is $10,584. A rent abatement received upon entering into the lease is recognized on a straight line basis over the life of the lease. The Company pays operating expense escalation ($39 in 2007) in monthly installments along with installments of the base rent.

The Company’s rental expense for the years ended December 31, 2007, 2006 and 2005 was $3,928, $4,506 and $5,427, respectively. The Company incurred royalty expense under various agreements during the years ended December 31, 2007, 2006 and 2005 of $114, $1,275 and $1,400, respectively.

9.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plans and Postretirement Plans:

Defined Benefit Plans.  The Company sponsors three defined benefit pension plans covering virtually all individuals who were employed by Liggett on a full-time basis prior to 1994. Future accruals of benefits under these

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company also sponsors a Supplemental Retirement Plan (“SERP”) where the Company will pay supplemental retirement benefits to certain key employees, including executive officers of the Company. In January 2006, the Company amended and restated its SERP (the “Amended SERP”), effective January 1, 2005. The amendments to the plan are intended, among other things, to cause the plan to meet the applicable requirements of Section 409A of the Internal Revenue Code. The Amended SERP is intended to be unfunded for tax purposes, and payments under the Amended SERP will be made out of the general assets of the Company except that, under the terms of the Chairman’s amended employment agreement, the Company has agreed during 2006, 2007 and 2008 to pay $125 per quarter into a separate trust for him that will be used to fund a portion of his benefits under the Amended SERP. Under the Amended SERP, the benefit payable to a participant at his normal retirement date is a lump sum amount which is the actuarial equivalent of a predetermined annual retirement benefit set by the Company’s board of directors. Normal retirement date is defined as the January 1 following the attainment by the participant of the later of age 60 or the completion of eight years of employment following January 1, 2002 with the Company or a subsidiary, except that, under the terms of the Chairman’s amended employment agreement, his normal retirement date was accelerated by one year to December 30, 2008. At December 31, 2007, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2008 — $0; 2009 - $20,431; 2010 — $12,359; 2011 — $0; 2012 — $1,694 and 2013 to 2017 — $7,202. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit; conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.

Postretirement Medical and Life Plans.  The Company provides certain postretirement medical and life insurance benefits to certain employees. Substantially all of the Company’s manufacturing employees as of December 31, 2007 are eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 500 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to approximately 225 active employees and 500 retirees who reach retirement age and are eligible to receive benefits under one of the Company’s defined benefit pension plans. The Company’s postretirement liabilities are comprised of Medicare Part B and life insurance premiums.

Computation of Defined Benefit and Postretirement Benefit Plan Liabilities.  On September 29, 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued. SFAS No. 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan, retiree health care and other postretirement benefit plans and postemployment benefit plans on the Company’s consolidated balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard due to unrecognized prior service costs or credit and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated comprehensive income (loss) in the Company’s consolidated statement of stockholders’ equity. Additional minimum pension liabilities (“AML”) and related intangible assets are also derecognized upon the adoption of SFAS No. 158, which requires initial application for fiscal years ending after December 15, 2006. The following

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

table summarizes the effect of the required changes in the AML as of December 31, 2006 prior to the adoption of SFAS No. 158 as well as the impact of the initial adoption of SFAS No. 158 at December 31, 2006.

		Post AML
		and
	SFAS No.	SFAS
	158	No. 158
	Adjustment	Adjustments

Prepaid pension costs	$(10,705)	$20,933
Intangible asset	(1,232)	—
Current liabilities	1,142	1,142
Pension liabilities	(349)	26,548
Postretirement liabilities	(1,450)	9,502
Accumulated other comprehensive loss	11,280	12,891

The following table summarizes amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2008.

	Defined	Post-
	Benefit	Retirement
	Pension Plans	Plans	Total

Prior service cost	$1,401	$—	$1,401
Actuarial loss (gain)	100	(180)	(80)

The following provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

			Other
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at January 1	$(163,463)	$(161,389)	$(10,295)	$(10,933)
Service cost	(3,896)	(4,547)	(18)	(20)
Interest cost	(9,122)	(9,012)	(591)	(598)
Benefits paid	12,990	13,282	770	975
Plan amendment	—	(5,005)	—	—
Time contractual termination benefits	(632)	—	—	—
Actuarial gain	4,347	3,208	298	281

Benefit obligation at December 31	$(159,776)	$(163,463)	$(9,836)	$(10,295)

Change in plan assets:
Fair value of plan assets at January 1	$157,499	$156,012	$—	$—
Actual return on plan assets	24,598	14,320	—	—
Contributions	358	449	770	975
Benefits paid	(12,990)	(13,282)	(770)	(975)

Fair value of plan assets at December 31	$169,465	$157,499	$—	$—

Funded status at December 31	$9,689	$(5,964)	$(9,836)	$(10,295)

Amounts recognized in the consolidated balance sheets:
Prepaid pension costs	$42,084	$20,933	$—	$—
Other accrued liabilities	(530)	(349)	(768)	(793)
Non-current employee benefit liabilities	(31,865)	(26,548)	(9,068)	(9,502)

Net amounts recognized	$9,689	$(5,964)	$(9,836)	$(10,295)

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Actuarial assumptions:
Discount rates — benefit obligation	6.25%	5.85%	5.68%	6.25%	5.85%	5.68%
Discount rates — service cost	5.85%	5.68%	4.50% - 5.75%	5.85%	5.68%	5.75%
Assumed rates of return on invested assets	8.50%	8.50%	8.50%	—	—	—
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Service cost — benefits earned during the period	$4,246	$4,897	$5,009	$18	$20	$27
Interest cost on projected benefit obligation	9,122	9,012	8,687	591	598	613
Expected return on assets	(12,726)	(12,590)	(12,274)	—	—	—
Prior service cost	1,402	1,051	—	—	—	—
Time contractual termination benefits	632	—	—	—	—	—
Amortization of net loss (gain)	705	1,689	1,120	(105)	(12)	45

Net expense	$3,381	$4,059	$2,542	$504	$606	$685

As of December 31, 2007, current year accumulated other comprehensive income, before income taxes, consists of the following:

	Defined	Post-
	Benefit	Retirement
	Pension Plans	Plans	Total

Prior year accumulated other comprehensive income (loss)	$(13,548)	$657	$(12,891)
Amortization of prior service costs	1,402	—	1,402
Amortization of gain (loss)	705	(105)	600
Net gain arising during the year	16,569	502	17,071

Current year accumulated other comprehensive income (loss)	$5,128	$1,054	$6,182

As of December 31, 2007, there was $5,128 of items not yet recognized as a component of net periodic pension benefit, which consisted of future pension expense of $2,553 associated with the amortization of prior service cost and future pension benefits of $7,681 associated with the amortization of net gains.

As of December 31, 2007, there was $1,054 of items not yet recognized as a component of net periodic postretirement benefit, which consisted of future benefits of associated with the amortization of net gains.

As of December 31, 2007, two of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $32,485, $32,485 and $0, respectively. As of December 31, 2006, two of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $26,897, $26,897 and $0, respectively.

Discount rates were determined by a quantitative analysis examining the prevailing prices of high quality bonds to determine an appropriate discount rate for measuring obligations under SFAS No. 87, “Employers’

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company considers input from its external advisors and historical returns in developing its expected rate of return on plan assets. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. The Company’s actual 10-year annual rate of return on its pension plan assets was 6.7%, 8.2% and 8.3% for the years ended December 31, 2007, 2006 and 2005, respectively.

Gains and losses resulting from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and changes in actual returns on plan assets as compared to assumed returns. These gains and losses are only amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2007, Liggett used an eight-year period for its Hourly Plan and a five-year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. The amortization of deferred losses negatively impacts pension expense in the future.

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

The current target asset allocation percentage is 50% equity investments, 20% investment grade fixed income, 7% high yield fixed income, 15% alternative investments (including hedge funds and private equity funds) and 8% short-term investments, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vector’s defined benefit retirement plan allocations at December 31, 2007 and 2006, by asset category, were as follows:

	Plan Assets at
	December 31,
	2007	2006

Asset category:
Equity securities	52%	52%
Investment grade fixed income securities	18%	18%
High yield fixed income securities	8%	7%
Alternative investments	13%	20%
Short-term investments	9%	3%

Total	100%	100%

For 2007 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 0.9% and 4.5% between 2007 and 2016 and 5.0% after 2017. For 2006 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 0% and 11.0% between 2007 and 2016 and 5.0% after 2016.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$12	$(11)
Effect on benefit obligation	$199	$(182)

To comply with ERISA’s minimum funding requirements, the Company does not currently anticipate that it will be required to make any funding to the pension plans for the pension plan year beginning on January 1, 2008 and ending on December 31, 2008. Any additional funding obligation that the Company may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.

Estimated future pension benefits payments are as follows:

2008	$13,103
2009	33,164
2010	24,781
2011	12,101
2012	13,419
2013 — 2017	59,658

Profit Sharing and Other Plans:

The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $828, $1,130 and $937 for the years ended December 31, 2007, 2006 and 2005, respectively.

10.	INCOME TAXES

The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. For periods prior to December 9, 2005, the consolidated U.S. income tax return did not include the

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activities of New Valley, which filed a separate consolidated U.S. income tax return that included its more than 80%-owned U.S. subsidiaries. The amounts provided for income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005

Current:
U.S. Federal	$5,035	$27,982	$13,941
State	3,109	8,165	6,369

	$8,144	$36,147	$20,310

Deferred:
U.S. Federal	$40,575	$(10,591)	$20,748
State	4,081	212	156

	44,656	(10,379)	20,904

Total	$52,800	$25,768	$41,214

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31, 2007		December 31, 2006
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Excess of tax basis over book basis- non-consolidated entities	$2,907	$—	$4,902	$—
Deferral on Philip Morris brand transaction	—	75,466	—	75,466
Employee benefit accruals	16,543	15,234	14,656	7,094
Book/tax differences on fixed and Intangible assets	—	23,984	—	24,814
Impact of embedded derivatives on convertible debt	—	12,613	—	18,678
Impact of timing of settlement payments	—	16,293	—	—
Unrestricted U.S. tax loss and contribution carryforwards	—	—	25,244	—
Restricted U.S. tax loss carryforwards	873	—	873	—
U.S. tax credit carryforwards — Vector	15,991	—	15,718	—
Various U.S. state tax loss carryforwards	15,962	—	16,858	—
Other	9,532	22,333	11,033	9,501
Valuation allowance	(16,835)	—	(17,731)	—

	$44,973	$165,923	$71,553	$135,553

The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance of $16,835 and $17,731 at December 31, 2007 and 2006, respectively, consisted primarily of a reserve against various state and local net operating loss carryforwards, primarily resulting from Vector Tobacco’s losses.

During 2007, the Company and its more than 80%-owned subsidiaries, which included New Valley, utilized its remaining U.S. net operating loss carryforwards. As of December 31, 2007, the Company and its more than 80%-owned subsidiaries, which included New Valley, had approximately $15,485 of alternative minimum tax credit

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards, which may be carried forward indefinitely under current U.S. tax law, and $506 of general business credit carryforwards, which expire in 2011.

As of December 31, 2006, the Company and its more than 80%-owned subsidiaries, which included New Valley, had U.S. net operating loss carryforwards of approximately $68,900 which expired at various dates from 2011 through 2023. As of December 31, 2006, the Company and its more than 80%-owned subsidiaries, which included New Valley, also had approximately $15,425 of alternative minimum tax credit carryforwards, which may be carried forward indefinitely under current U.S. tax law, and $293 of general business credit carryforwards, which expire in 2011.

Deferred federal income tax expense differs in 2007, 2006 and 2005 as a result of the utilization of net operating losses, intraperiod allocations between “Income from Discontinued Operations” and “Income from Continuing Operations” and reclassifications between current and deferred tax liabilities resulting from the Company’s settlement with the Internal Revenue Service in 2006. The deferred federal tax expense in 2007 related to the deferred income tax expenses associated with the utilization of net operating losses and the impact of a change in accounting method for deductibility of accrued settlement costs. The deferred federal tax benefit in 2006 related to the reclassification between deferred and current income tax expense associated with the Company’s settlement with the Internal Revenue Service and was offset by the utilization of net operating losses. The deferred federal tax expense in 2005 related to the utilization of net operating losses and was offset by the intraperiod allocation. The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws.

As of December 31, 2007, the Company’s deferred income tax liabilities exceeded its deferred income tax assets by $120,950. As of December 31, 2006, the Company’s deferred income tax liabilities exceeded its deferred income tax assets by $64,000. The largest component of the Company’s deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. (See Note 16.)

In connection with the transaction, the Company recognized in 1999 a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, the Company will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets available to the Company at that time. In connection with an examination of the Company’s 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in September 2003 a notice of proposed adjustment. The notice asserted that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. In July 2006, the Company entered into a settlement with the Internal Revenue Service with respect to the Philip Morris brand transaction. As part of the settlement, the Company agreed that $87,000 of the gain on the transaction would be recognized by the Company as income for tax purposes in 1999 and that the balance of the remaining gain, net of previously capitalized expenses of $900, ($192,000) will be recognized by the Company as income in 2008 or 2009, upon exercise of the options. The Company paid during the third and fourth quarters of 2006 approximately $41,400, including interest, with respect to the gain recognized in 1999. As a result of the settlement, the Company reduced, during the third quarter of 2006, the excess portion ($11,500) of a previously established reserve in its consolidated financial statements, which resulted in a decrease in such amount in reported income tax expense in the consolidated statements of operations.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2007	2006	2005

Income from continuing operations before income taxes	$126,603	$68,480	$83,799

Federal income tax expense at statutory rate	44,311	23,969	29,330
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	4,674	5,445	4,241
Non-deductible expenses	2,950	3,188	5,616
Non-deductible impact of conversion of debt	—	5,201	—
Equity and other adjustments	115	(293)	1,067
Impact of tax audit settlements	(468)	(11,500)	—
Change in other tax contingencies	2,114	1,984	—
Changes in valuation allowance, net of equity and tax audit adjustments	(896)	(2,226)	960

Income tax expense	$52,800	$25,768	$41,214

Income taxes associated with discontinued operations have been shown net of the utilization of the net operating loss carryforwards.

As of January 1, 2007, the Company adopted the provisions of FIN 48. The Company did not recognize any adjustment in the liability for unrecognized tax benefits as a result of the adoption of FIN 48 that impacted the January 1, 2007 accumulated deficit.

The following table summarizes the activity related to the unrecognized tax benefits:

Balance at January 1, 2007	$11,685
Additions based on tax positions related to current year	—
Additions based on tax positions related to prior years	2,242
Reductions based on tax positions related to prior years	(95)
Settlements	—
Expirations of the statute of limitations	(3,227)

Balance at December 31, 2007	$10,605

In the event the unrecognized tax benefits of $10,605 at December 31, 2007 were recognized, such recognition would impact the annual effective tax rate. During 2007, the accrual for potential penalties and interest related to these unrecognized tax benefits was reduced by $881, and in total, as of December 31, 2007, a liability for potential penalties and interest of $2,810 has been recorded. The Company classifies all tax-related interest and penalties as income tax expense.

It is reasonably possible the Company may recognize up to approximately $3,450 of currently unrecognized tax benefits over the next 12 months, pertaining primarily to expiration of statutes of limitations of positions reported on U.S. and state and local income tax returns. The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations.

In March 2005, New Valley paid $1,589, including interest of $885, under protest in connection with a state tax assessment. In October 2005, New Valley filed a brief to challenge the assessment. In March 2007, New Valley and the state taxing authority agreed that the state taxing authority would refund approximately $725, including $425 of

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest, of the amount paid in March 2005 to New Valley. New Valley received the refund in May 2007. As a result, the Company’s income tax provision was reduced by approximately $450, net of income taxes of approximately $275, for the year ended December 31, 2007.

11.	STOCK COMPENSATION

The Company grants equity compensation under two long-term incentive plans. As of December 31, 2007, there were approximately 4,925,000 shares available for issuance under the Company’s Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”).

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

Stock Options.  On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which requires the Company to value unvested stock options granted prior to the adoption of SFAS No. 123(R) under the fair value method of accounting and expense this amount in the statement of operations over the stock options’ remaining vesting period. Upon adoption, there was no cumulative adjustment for the impact of the change in accounting principles because the assumed forfeiture rate did not differ significantly from prior periods. The Company recognized compensation expense of $197 ($116 net of income taxes) and $470 ($279 net of income taxes) related to stock options in the year ended December 31, 2007 and 2006, respectively, as a result of adopting SFAS No. 123(R).

The terms of certain stock options awarded under the 1999 Plan in January 2001 and November 1999 provide for common stock dividend equivalents (at the same rate as paid on the common stock) with respect to the shares underlying the unexercised portion of the options. Prior to January 1, 2006, in accordance with APB Opinion No. 25, the Company accounted for the dividend equivalent rights on these options as additional compensation cost ($6,178, net of taxes, for 2005). Effective January 1, 2006, in accordance with SFAS No. 123(R), the Company recognizes payments of the dividend equivalent rights on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet ($6,475 and $6,186, net of taxes, for the years ended December 31, 2007 and 2006, respectively), which is included as “Distributions on common stock” in the Company’s consolidated statement of changes in stockholders’ equity. In 2005, the Company recorded charges to income of $6,661 for the dividend equivalent rights on these options.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used under the Black-Scholes option pricing model in computing fair value of options are based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company’s common stock over the expected term of the option. There were no option grants during 2007. The assumptions used for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005

Risk-free interest rate	4.9% — 5.0%	4.57%
Expected volatility	38.17% — 40.52%	25.82%
Dividend yield	9.96% — 10.03%	7.82%
Expected holding period	6 — 6.75 years	10 years
Weighted average fair value	$2.14 — $2.50	$2.02

The net impact of the adoption of SFAS No. 123(R) was a reduction in the operating, selling, administrative and general expenses of $5,920 and an increase in net income of $5,909 for the year ended December 31, 2006. The net impact of the adoption of SFAS No. 123(R) was an increase in diluted EPS from $1.08 to $1.13 for the year ended December 31, 2007 and an increase in diluted EPS from $0.62 to $0.68 for the year ended December 31, 2006.

Awards of options to employees under the Company’s stock compensation plans generally vest over periods ranging from four to five years and have a term of ten years from the date of grant. The expense related to stock option compensation included in the determination of net income for the years ended December 31, 2005 differs from that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. Had the Company elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, its pro forma net income and pro forma EPS for the years ended December 31, 2005 would have been as follows:

2005

Net income	$52,385
Add: stock option employee compensation expense included in reported net income, net of related tax effects	8,668
Deduct: total stock option employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,474)

Pro forma net income	$57,579

Income per share:
Basic — as reported	$1.07
Basic — pro forma	$1.09
Diluted — as reported	$1.01
Diluted — pro forma	$1.03

The pro-forma amounts reported for the 2005 period reflects additional payments of dividend equivalent rights ($6,178, net of tax) on unexercised options as reductions in additional paid-in capital rather than compensation expense in accordance with SFAS No. 123. Additionally, upon reflecting the payment of dividend equivalent rights as a reduction of additional paid-in capital in determining its pro forma net income, the Company accounted for the effect of the underlying options as participating securities under EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement 128”, which established standards regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when calculating its basic pro forma EPS. As a result, basic

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pro forma net income was reduced by $4,596 for the year ended December 31, 2005, respectively, when calculating pro forma EPS.

A summary of employee stock option transactions follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value(1)

Outstanding on January 1, 2005	10,246,298	$10.35	4.7	$48,880
Granted	60,638	$18.55
Issued in New Valley acquisition	122,244	$8.22
Exercised	(356,602)	$10.64
Cancelled	(627,269)	$23.09

Outstanding on December 31, 2005	9,445,309	$9.55	3.6	$67,495
Granted	297,675	$15.96
Exercised	(338,374)	$9.20
Cancelled	(27,307)	$17.23

Outstanding on December 31, 2006	9,377,303	$9.73	2.8	$69,246
Granted	—	—
Exercised	(446,808)	$8.73
Cancelled	(9,781)	$23.81

Outstanding on December 31, 2007	8,920,714	$9.70	1.8	$95,238

December 31, 2005	9,290,323
December 31, 2006	9,017,954
December 31, 2007	8,723,642

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($20.06, $16.90, $16.48 and $14.36 at December 31, 2007, 2006 and 2005 and January 1, 2005, respectively) exceeds the option exercise price.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information relating to options outstanding at December 31, 2007 follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
	Outstanding	Remaining		Exercisable
Range of	as of	Contractual Life	Weighted-Average	as of	Weighted-Average
Exercise Prices	12/31/2007	(Years)	Exercise Price	12/31/2007	Exercise Price

$0.00 — 6.50	3,878,317	0.5	$6.29	3,878,317	$6.29
$6.51 — 12.99	10,051	5.0	$9.43	10,051	$9.43
$12.99 — 16.24	3,346,137	1.9	$10.45	3,346,137	$10.45
$16.25 — 19.49	1,470,265	4.2	$14.17	1,310,402	$13.96
$19.50 — 22.73	49,611	7.9	$18.55	12,402	$18.55
$22.74 — 25.98	5,348	4.1	$20.68	5,348	$20.68
$25.98 — 29.23	32,354	3.5	$23.34	32,354	$23.34
$29.24 — 32.48	50,920	3.7	$27.60	50,920	$27.60
	77,711	3.7	$29.72	77,711	$29.72

	8,920,714	1.8	$9.62	8,723,642	$9.46

As of December 31, 2007, there was $441 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately one year at December 31, 2007.

As of December 31, 2006, there was $638 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately 1.95 years at December 31, 2006.

In November 2005, the President of Liggett and Liggett Vector Brands agreed to the cancellation of an option to purchase 335,022 shares of the Company’s common stock at $28.66 per share granted under the 1999 Plan in September 2001. In this regard, the President of Liggett and the Company entered into an agreement, in which the Company, in accordance with the 1999 Plan, agreed after the passage of more than six months and assuming his continued employment with the Company or an affiliate of the Company, to grant him another stock option under the 1999 Plan covering 275,625 shares of the Company’s common stock with the exercise price equal to the value of the common stock on the grant date of the replacement option. The new option was issued on August 14, 2006 with an exercise price of $16.09 per share and a ten-year term and will became exercisable with respect to one-fourth of the shares on December 1, 2006, with an additional one-fourth becoming exercisable on each of the three succeeding one-year anniversaries of the first exercisable date through December 1, 2009.

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

Non-qualified options for 297,675 and 60,637 shares of common stock were issued during 2006 and 2005, respectively. The exercise prices of the options granted were $15.96 in 2006 and $18.55 in 2005. The exercise prices of the options granted in 2006 and 2005 were at the fair value on the dates of the grants, other than a grant of options for 275,625 shares in 2006 at $1.59 more than the fair value on the grant date.

In connection with the merger of New Valley with a subsidiary of the Company on December 13, 2005, employee and director stock options to purchase New Valley common shares were converted, in accordance with

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the terms of such options, into options to purchase a total of 122,244 shares of the Company’s common stock at prices ranging from $6.00 to $10.85 per share.

SFAS No. 123(R) requires the Company to calculate the pool of excess tax benefits, or APIC Pool, available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R), as if the Company had adopted SFAS No. 123 at its effective date in 1995. The two allowable methods to calculate the Company’s hypothetical APIC Pool are the long-form method set forth in SFAS No. 123(R) and the short-form method set forth in FASB Staff Position No. 123R-3. The Company has elected to use the long-form method under which each award grant is tracked on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. The Company then compares the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to establish its hypothetical APIC Pool.

Due to the adoption of SFAS No. 123(R), some exercises of options result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfall tax benefits. The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring after December 31, 2005. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $3,841, $2,333 and $1,767, respectively. Tax benefits related to option exercises of $2,055, $0 and $578 were recorded as increases to stockholders’ equity for the years ended December 31, 2007, 2006 and 2005, respectively. In accordance with SFAS No. 123(R), tax benefits related to option exercises for the year ended December 31, 2006 were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises.

During 2007, 446,808 options, exercisable at prices ranging from $7.61 to $15.17 per share, were exercised for $5,100 in cash and the delivery to the Company of 7,627 shares of common stock with a fair market value of $168, or $22.03, per share on the date of exercise.

During 2006, 338,374 options, exercisable at prices ranging from $7.61 to $14.70 per share, were exercised for $2,571 in cash and the delivery to the Company of 41,566 shares of common stock with a fair market value of $760, or $18.27, per share on the date of exercise.

During 2005, 356,602 options, exercisable at prices ranging from $9.43 to $14.86 per share, were exercised for $3,626 in cash and the delivery to the Company of 8,100 shares of common stock with a fair market value of $167, or $20.62, per share on the date of exercise.

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

In September 2005, the President of the Company was awarded a restricted stock grant of 551,250 shares of the Company’s common stock and, on November 16, 2005, he was awarded an additional restricted stock grant of 86,623 shares of the Company’s common stock, in each case, pursuant to the 1999 Plan. Pursuant to the restricted share agreements, one-fourth of the shares vested on September 15, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through September 15, 2009. In the

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

event his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in his restricted share agreements) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. These restricted stock awards by the Company replaced the unvested portion of the New Valley restricted stock grant relinquished by the President of the Company. The number of restricted shares of the Company’s common stock awarded to him by the Company (637,872 shares) was the equivalent of the number of shares of the Company’s common stock that would have been issued to him had he retained his unvested New Valley restricted shares and those shares were exchanged for the Company’s common stock in the exchange offer and subsequent merger whereby the Company acquired the remaining minority interest in New Valley in December 2005. The Company recorded deferred compensation of $11,340 representing the fair market value of the total restricted shares on the dates of grant. The deferred compensation will be amortized over the vesting period as a charge to compensation expense. The Company recorded an expense of $2,835, $2,987 and $679 associated with the grants for the years ended December 31, 2007, 2006 and 2005, respectively.

In November 2005, the President of Liggett and Liggett Vector Brands was awarded a restricted stock grant of 55,125 shares of the Company’s common stock pursuant to the 1999 Plan. Pursuant to his restricted share agreement, one-fourth of the shares vested on November 1, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through November 1, 2009. In the event his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in his restricted share agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The Company recorded deferred compensation of $1,018 representing the fair market value of the restricted shares on the date of grant. The Company recorded an expense of $254, $254 and $37 associated with the grant for the years ended December 31, 2007, 2006 and 2005, respectively.

On June 1, 2004, the Company granted 12,155 restricted shares of the Company’s common stock pursuant to the 1999 Plan to each of its four outside directors. The shares vested over a period of three years. The Company recognized $644 of expense over the vesting period, including $89, $215 and $215 of expense for the years ended December 31, 2007, 2006 and 2005, respectively.

On June 4, 2007, the Company granted 10,500 restricted shares of the Company’s common stock pursuant to the 1999 Plan to each of its four outside directors. The shares will vest over three years and the Company will recognize $792 of expense over the vesting period. The Company recognized $154 for the year ended December 31, 2007, in connection with this restricted stock award.

As of December 31, 2007, there was $4,846 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately one year at December 31, 2007.

As of December 31, 2006, there was $7,386 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 1.81 years at December 31, 2006.

The Company’s accounting policy is to treat dividends paid on unvested restricted stock as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.

12.	CONTINGENCIES

Tobacco-Related Litigation:

Overview

Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the year ended December 31, 2007 and 2006, Liggett incurred legal expenses and other litigation costs totaling approximately $7,800 and $4,465, respectively.

Individual Actions

As of February 22, 2008, there were approximately 59 individual cases pending against Liggett and/or the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. In addition, there were approximately 1,600 Engle progeny cases (defined below) pending, in state and federal courts in Florida, and approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of individual cases by state that are pending against Liggett (excluding Engle progeny cases and the cases consolidated in West Virginia) or its affiliates as of February 22, 2008:

Number
State	of Cases

Florida	13
Maryland	13
New York	11
Mississippi	10
Louisiana	5
Missouri	2
West Virginia	2
District of Columbia	1
Ohio	1
Pennsylvania	1

Of the individual cases listed above, there are currently three pending where Liggett is the only tobacco company defendant. In April 2004, in Davis v. Liggett Group Inc., a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett appealed both the verdict and the legal fees award. In October 2007, the Fourth District Court of Appeal affirmed the compensatory award. Liggett filed a motion for rehearing and/or certification which is currently pending before the appellate court. No amounts have been expensed for this matter. In March 2005, in Ferlanti v. Liggett Group Inc., a Florida state court granted Liggett’s motion for summary judgment. The plaintiff appealed and in June 2006, the appellate court reversed and remanded back to the trial court. The court granted leave to plaintiff to add a claim for punitive damages. Trial commenced on February 19, 2008 and, on February 22, 2008, the court declared a mistrial. There is no activity in the other remaining case where Liggett is the sole tobacco company defendant.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Jury awards representing material amounts of damages have been returned against other cigarette manufacturers in recent years. The awards in these individual actions are for both compensatory and punitive damages. Over the last several years, after conclusion of all appeals, damage awards have been paid to several individual plaintiffs, including an award of $5,500 in compensatory damages, $50,000 in punitive damages and $27,000 in interest in a case against another cigarette manufacturer in 2006. There are several significant jury awards against other cigarette manufacturers which are currently on appeal.

Engle Progeny Cases.  Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle v. R.J. Reynolds Tobacco Co., which decertified the class on a prospective basis, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 mandate, are referred to as the “Engle progeny cases.” As of February 22, 2008, both Liggett and the Company were served in approximately 1,600 Engle progeny cases in both state and federal courts in Florida. These cases include approximately 3,500 plaintiffs. Plaintiffs have 120 days to serve cases filed before the deadline, so the total number of cases could increase substantially. For further information on the Engle case, see “— Class Actions — Engle Case,” below.

In addition to the Engle progeny cases, there are approximately 100 cases pending where individual plaintiffs seek to recover a portion of the monies certain cigarette manufactures, including Liggett, placed into escrow in an agreement with the now decertified Engle class. Entitlement to the escrowed monies will be determined by the court, but Liggett has no further obligation in these cases as Liggett’s portion of the escrow funds has been previously paid and expensed.

Class Actions

As of December 31, 2007, there were 11 actions pending for which either a class has been certified or plaintiffs are seeking class certification, where Liggett is a named defendant. Other cigarette manufacturers are also named. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in Castano v. American Tobacco Co., reversed a federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.

Since the Fifth Circuit’s Castano ruling, in Scott v. American Tobacco Co., Inc. (Liggett is not a defendant in this proceeding), a Louisiana court certified an “addiction-as-injury” class action that covered only citizens in that state. In May 2004, the Scott jury returned a verdict in the amount of $591,000, plus prejudgment interest, on the class’ claim for a smoking cessation program. In February 2007, the appellate court upheld $279,000 of the $591,000 verdict, finding that certain smokers were entitled to damages. The trial court’s award of prejudgment interest was overturned by the appellate court and the case was remanded to the trial court. In February 2007, the defendants filed a motion for rehearing. Two other class actions, Broin v. Philip Morris Companies Inc., (Liggett was dismissed from this case) and Engle, were certified in state court in Florida prior to the Castano decision.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Engle Case.  In May 1994, Engle was filed against Liggett and others in Miami-Dade County, Florida. The class consisted of all Florida residents who, by November 21, 1996, “have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarette smoking.” In July 1999, after the conclusion of Phase I of the trial, the jury returned a verdict against Liggett and other cigarette manufacturers on certain issues determined by the trial court to be “common” to the causes of action of the plaintiff class. The jury made several findings adverse to the defendants including that defendants’ conduct “rose to a level that would permit a potential award or entitlement to punitive damages.” Phase II of the trial was a causation and damages trial for three of the class plaintiffs and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. In April 2000, the jury awarded compensatory damages of $12,704 to the three class plaintiffs, to be reduced in proportion to the respective plaintiff’s fault. In July 2000, the jury awarded approximately $145,000,000 in punitive damages against all defendants, including $790,000 against Liggett.

In May 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case with instructions to decertify the class. The judgment in favor of one of the three class plaintiffs, in the amount of $5,831, was overturned as time barred and the court found that Liggett was not liable to the other two class plaintiffs.

In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 Third District Court of Appeal’s decision. Among other things, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the class should be decertified prospectively, but preserved several of the Phase I findings (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) all defendants sold or supplied cigarettes that were defective; and (vi) all defendants were negligent) and allowed former class members to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year from January 11, 2007, the date of the court’s mandate. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. Class counsel filed motions for attorneys’ fees and costs, which motions are pending. In May 2007, the defendants, including Liggett, filed a petition for writ of certiorari with the United States Supreme Court. The petition was denied in September 2007. In October 2007, defendants filed a petition for rehearing before the United States Supreme Court which was denied in November 2007. As of February 22, 2008, there were approximately 1,600 Engle progeny cases filed and served where either Liggett (and other cigarette manufacturers) or the Company, or both, were named as defendants. These cases include approximately 3,500 plaintiffs.

In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Company, awarded $37,500 in compensatory damages in a case involving Liggett and two other cigarette manufacturers. In March 2003, the court reduced the amount of the compensatory damages to $24,860. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle class member suit following entry of final judgment by the Engle trial court. After the verdict was returned, the case was abated pending completion of the Engle appeal. After the issuance of the Florida Supreme Court’s opinion discussed above, the plaintiff filed a motion requesting that the trial court enter partial final judgment, tax costs and attorneys’ fees and schedule trial on the punitive damages claims. Defendants have opposed the relief sought by plaintiff on the grounds that the reversal by the Florida Supreme Court of the Engle Phase I finding on fraud mandates the reversal of the jury verdict and precludes the entry of final judgment in plaintiff’s favor and, on January 28, 2008, filed a submission asking the court to set aside the verdict and dismiss the case. If the court enters judgment in plaintiff’s favor, plaintiff contends that interest on the judgment accrues from the date of the verdict. Plaintiff has filed a motion seeking an award of attorneys’ fees from Liggett based on their prior proposal for settlement. Oral argument was held in March 2007 and the parties are awaiting a decision. Liggett may be required to bond the amount of the judgment against it to perfect its appeal. In the event the court enters the judgment, Liggett intends to appeal.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Class Actions.  Classes remain certified against Liggett in West Virginia (Blankenship), Kansas (Smith), New Mexico (Romero) and New York (Schwab). Blankenship is dormant. Smith and Romero are actions in which plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Class certification was granted in Smith v. Philip Morris in November 2001. Discovery is ongoing. Class certification was granted in Romero v. Philip Morris in April 2003 and was affirmed by the New Mexico Supreme Court in February 2005. In June 2006, the trial court granted defendants’ motions for summary judgment. Plaintiffs appealed to the New Mexico Court of Appeals. Briefing was completed in August 2007 and the parties are awaiting a decision.

Class action suits have been filed in a number of states against cigarette manufacturers, alleging, among other things, that the use of the terms “light” and “ultra light” constitutes unfair and deceptive trade practices, among other things. One such suit, Schwab v. Philip Morris, pending in federal court in New York since 2004, seeks to create a nationwide class of “light” cigarette smokers. The action asserts claims under RICO. The proposed class is seeking as much as $200,000,000 in damages, which could be trebled under RICO. In November 2005, the court ruled that the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members, if the class was certified. Fluid recovery would permit potential damages to be paid out in ways other than merely giving cash directly to plaintiffs, such as establishing a pool of money that could be used for public purposes. In September 2006, the court granted plaintiff’s motion for class certification. In November 2006, the United States Court of Appeals for the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. Oral argument was held in July 2007 and the parties are awaiting a decision. Liggett is a defendant in the Schwab case.

In June 1998, in Cleary v. Philip Morris, Inc., a putative class action was brought in Illinois state court on behalf of persons who have allegedly been injured by (i) the defendants’ purported conspiracy pursuant to which defendants allegedly concealed material facts regarding the addictive nature of nicotine; (ii) the defendants’ alleged acts of targeting their advertising and marketing to minors; and (iii) the defendants’ claimed breach of the public’s right to defendants’ compliance with laws prohibiting the distribution of cigarettes to minors. The plaintiffs request that the defendants be required to disgorge all profits unjustly received through their sale of cigarettes to plaintiffs, which in no event will be greater than $75 each, inclusive of punitive damages, interest and costs. In July 2006, the plaintiffs filed a motion for class certification. A class certification hearing occurred in September 2007 and the parties are awaiting a decision. Merits discovery is stayed pending a ruling by the court. Liggett is a defendant in the Cleary case.

In April 2001, in Brown v. The American Tobacco Co., Inc., a California state court granted in part plaintiffs’ motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants’ cigarettes “during the applicable time period” and who were exposed to defendants’ marketing and advertising activities in California. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law. In October 2006, the plaintiffs filed a petition for review with the California Supreme Court, which was granted in November 2006. Oral argument has not yet been scheduled. Liggett is a defendant in the Brown case.

Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia State court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action. The consolidation was affirmed on appeal by the West Virginia Supreme Court. In February 2008, the United States Supreme Court denied the defendants’ petition for writ of certiorari asking the Court to review the trial plan. It is estimated that Liggett could be a defendant in approximately 100 of the cases. In February 2008, the court granted defendants’ motion to stay all proceedings pending United States Supreme Court review in Good v. Altria Group Inc.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class certification motions are pending in a number of other cases and a number of orders denying class certification are on appeal. In addition to the cases described above, a number of class actions remain certified against other cigarette manufacturers.

Governmental Actions

As of December 31, 2007, there were two Governmental Actions pending against Liggett, only one of which is active as to Liggett. The claims asserted in health care cost recovery actions vary. In these cases, the governmental entities typically assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

DOJ Case.  In September 1999, the United States government commenced litigation against Liggett and other cigarette manufacturers in the United States District Court for the District of Columbia. The action sought to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the federal government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in alleged fraud and other allegedly unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The action asserted claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer provisions of the Social Security Act (“MSP”) and RICO. In September 2000, the court dismissed the government’s claims based on MCRA and MSP. Trial of the case concluded in June 2005.

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

No monetary damages were awarded other than the government’s costs. In October 2006, the United States Court of Appeals for the District of Columbia stayed the Final Judgment pending appeal. The defendants filed amended notices of appeal in March 2007. The government acknowledged in its appellate brief that it was not appealing the district court’s decision to award no remedy against Liggett. Therefore, although this case has been concluded as to Liggett, it is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise imposes regulations which adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 1998, in City of St.  Louis v. American Tobacco Company Inc., a case pending in Missouri state court, the City of St. Louis and approximately 50 hospitals brought suit against Liggett and other cigarette manufacturers seeking recovery of costs expended by the hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. In June 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993 are pending. Discovery is ongoing. Trial is scheduled to commence in January 2010.

Third-Party Payor Actions

As of December 31, 2007, there were two Third-Party Payor Actions pending against Liggett. Other cigarette manufacturers are also named. The Third-Party Payor Actions typically have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. In Third-Party Payor Actions, plaintiffs seek damages for: funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys’ fees. Although no specific amounts are provided, it is understood that requested damages against cigarette manufacturers in these cases might be in the billions of dollars.

Several federal circuit courts of appeals and state appellate courts have ruled that Third-Party Payors did not have standing to bring lawsuits against cigarette manufacturers, relying primarily on grounds that plaintiffs’ claims were too remote. The United States Supreme Court has refused to consider plaintiffs’ appeals from the cases decided by five federal circuit courts of appeals.

In June 2005, the Jerusalem District Court in Israel added Liggett as a defendant in an action commenced in 1998 by the largest private insurer in that country, General Health Services, against the major United States cigarette manufacturers. The plaintiff seeks to recover the past and future value of the total expenditures for health care services provided to residents of Israel resulting from tobacco related diseases, court ordered interest for past expenditures from the date of filing the statement of claim, increased and/or punitive and/or exemplary damages and costs. The court ruled that, although Liggett had not sold product in Israel since at least 1978, it might still have liability for cigarettes sold prior to that time. Motions filed by the defendants are pending before the Israel Supreme Court seeking appeal from a lower court’s decision granting leave to plaintiff for foreign service of process.

In August 2005, the United Seniors Association, Inc. filed a lawsuit in federal court in Massachusetts pursuant to the private cause of action provisions of the MSP seeking to recover for the Medicare program all expenditures on smoking-related diseases since August 1999. In August 2006, the court granted the defendants’ motion to dismiss the complaint which was affirmed by the United States Court of Appeals for the First Circuit in August 2007. Plaintiff filed a petition for writ of certiorari with the United States Supreme Court which was denied on January 22, 2008.

Upcoming Trials

There is one individual action in Mississippi state court, McGee v. Philip Morris Inc., currently scheduled for trial on October 7, 2008. There are five individual actions in New York state court, where Liggett is a defendant along with other cigarette manufacturers, that may be set for trial in 2008, including Hausrath v. Philip Morris Inc., which has been set for trial on September 8, 2008. There may be several other individual actions in Florida, where Liggett and other cigarette manufacturers are defendants, that may be set for trial in 2008. Trial dates are subject to change.

MSA and Other State Settlement Agreements

In March 1996, March 1997 and March 1998, Liggett entered into settlements of smoking-related litigation with 45 states and territories. The settlements released Liggett from all smoking-related claims within those states

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and territories, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.

In November 1998, Philip Morris, Brown & Williamson, R.J. Reynolds and Lorillard (the “Original Participating Manufacturers” or “OPMs”) and Liggett (together with any other tobacco product manufacturer that becomes a signatory, the “Subsequent Participating Manufacturers” or “SPMs”) (the OPMs and SPMs are hereinafter referred to jointly as the “Participating Manufacturers”) entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Mariana Islands (collectively, the “Settling States”) to settle the asserted and unasserted health care cost recovery and certain other claims of those Settling States. The MSA received final judicial approval in each Settling State.

In the Settling States, the MSA released Liggett from:

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

The MSA restricts tobacco product advertising and marketing within the Settling States and otherwise restricts the activities of Participating Manufacturers. Among other things, the MSA prohibits the targeting of youth in the advertising, promotion or marketing of tobacco products; bans the use of cartoon characters in all tobacco advertising and promotion; limits each Participating Manufacturer to one tobacco brand name sponsorship during any 12-month period; bans all outdoor advertising, with certain limited exceptions; prohibits payments for tobacco product placement in various media; bans gift offers based on the purchase of tobacco products without sufficient proof that the intended recipient is an adult; prohibits Participating Manufacturers from licensing third parties to advertise tobacco brand names in any manner prohibited under the MSA; and prohibits Participating Manufacturers from using as a tobacco product brand name any nationally recognized non-tobacco brand or trade name or the names of sports teams, entertainment groups or individual celebrities.

The MSA also requires Participating Manufacturers to affirm corporate principles to comply with the MSA and to reduce underage usage of tobacco products and imposes restrictions on lobbying activities conducted on behalf of Participating Manufacturers.

Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.2% of the total cigarettes shipped in the United States in 2005, 2.4% in 2006 and 2.5% in 2007. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, would pay on each excess unit an amount equal (on a per-unit basis) to that due by the OPMs for that year. In April 2005, Liggett and Vector Tobacco paid $20,982 for their 2004 MSA obligations. In April 2006, Liggett and Vector Tobacco paid $10,637 for their 2005 MSA obligations. In April 2007, Liggett and Vector Tobacco paid $38,743 for their 2006 MSA obligations. Liggett and Vector Tobacco have expensed $48,756 for their estimated MSA obligations for 2007, as part of cost of goods sold. Liggett and Vector Tobacco prepaid $34,500 of this amount in 2007 and anticipate paying another $4,100 in April 2008, after withholding certain disputed amounts.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain MSA Disputes

In 2005, the independent auditor under the MSA calculated that Liggett owed $28,668 for its 2004 sales. In April 2005, Liggett paid $11,678 and disputed the balance, as permitted by the MSA. Liggett subsequently paid $9,304 of the disputed amount, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At December 31, 2007, included in “Other assets” on the Company’s consolidated balance sheet, was a noncurrent receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686 is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the independent auditor’s retroactive change from “gross” to “net” units in calculating MSA payments, which Liggett contends is improper, as discussed below. From its April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,612 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,000 relating to the retroactive change from “gross” to “net” units.

The following amounts have not been expensed in the accompanying consolidated financial statements as they relate to Liggett’s and Vector Tobacco’s claim for an NPM adjustment: $6,513 for 2003, $3,789 for 2004 and $800 for 2005.

NPM Adjustment.  In March 2006, an economic consulting firm selected pursuant to the MSA rendered its final and non-appealable decision that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers for 2003. The economic consulting firm rendered the same decision with respect to 2004 and 2005. As a result, the manufacturers are entitled to potential NPM Adjustments to their 2003, 2004 and 2005 MSA payments. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that state or territory.

Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation has been commenced in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. To date, 47 of 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable and 34 of those decisions are final. In Louisiana, Participating Manufacturers have appealed the court’s decision that the dispute was not arbitrable. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.

Gross v. Net Calculations.  In October 2004, the independent auditor notified Liggett and all other Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, had been recalculated using “net” unit amounts, rather than “gross” unit amounts (which had been used since 1999). The change in the method of calculation could, among other things, require additional MSA payments by Liggett of approximately $14,200, plus interest, for 2001 through 2006, require an additional payment of approximately $3,300 for 2007 and require additional amounts in future periods because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liggett has objected to this retroactive change and has disputed the change in methodology. Liggett contends that the retroactive change from using “gross” unit amounts to “net” unit amounts is impermissible for several reasons, including:

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

Litigation Challenging the MSA.  In litigation pending in federal court in New York, certain importers of cigarettes allege that the MSA and certain related New York statutes violate federal antitrust and constitutional law. The United States Court of Appeals for the Second Circuit has held that plaintiffs have stated a claim for relief on antitrust grounds. In September 2004, the court denied plaintiffs’ motion to preliminarily enjoin the MSA and certain related New York statutes, but the court issued a preliminary injunction against an amendment repealing the “allocable share” provision of the New York escrow statute. The parties’ motions for summary judgment are pending. Additionally, in another proceeding pending in New York federal court, plaintiffs seek to enjoin the statutes enacted by New York and other states in connection with the MSA on the grounds that the statutes violate the Commerce Clause of the United States Constitution and federal antitrust laws. In September 2005, the United States Court of Appeals for the Second Circuit held that plaintiffs stated a claim for relief and that the New York federal court had jurisdiction over the other defendant states. In October 2006, the United States Supreme Court denied the petition of the attorneys general for writ of certiorari. Similar challenges to the MSA and MSA-related state statutes are pending in Kentucky, Arkansas, Kansas, Louisiana, Tennessee and Oklahoma. Liggett and the other cigarette manufacturers are not defendants in these cases.

Other State Settlements.  The MSA replaces Liggett’s prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. Liggett’s agreements with these states remain in full force and effect, and Liggett made various payments to these states during 1996, 1997 and 1998 under the agreements. These states’ settlement agreements with Liggett contained most favored nation provisions which could reduce Liggett’s payment obligations based on subsequent settlements or resolutions by those states with certain other tobacco companies. Beginning in 1999, Liggett determined that, based on each of these four states’ settlements or resolutions with United States Tobacco Company, Liggett’s payment obligations to those states had been eliminated. With respect to all non-economic obligations under the previous settlements, Liggett believes it is entitled to the most favorable provisions as between the MSA and each state’s respective settlement with the other major tobacco companies. Therefore, Liggett’s non-economic obligations to all states and territories are now defined by the MSA.

In 2003, in order to resolve any potential issues with Minnesota as to Liggett’s ongoing economic settlement obligations, Liggett negotiated a $100 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2004, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. In December 2004, Florida offered to settle all amounts

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In March 2005, Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. Liggett offered Florida $2,500 in a lump sum to settle all alleged obligations through December 31, 2006 and $100 per year thereafter in any year in which cigarettes manufactured by Liggett are sold in Florida, to resolve all alleged future obligations under the settlement agreement. In November 2004, Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In April 2005, Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. No specific monetary demand has been made by Texas.

Except for $2,500 accrued at December 31, 2007, in connection with the foregoing matters, no other amounts have been accrued in the accompanying consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters or that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. For example, in July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision in the Engle case. Although the Florida Supreme Court affirmed the decision to decertify the class on a prospective basis and the order vacating the punitive damages award, the court upheld certain of the trial court’s Phase I determinations. In June 2002, the jury in the Lukacs case, an individual case brought under the third phase of the Engle case, awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The plaintiff filed a motion for the trial court to enter partial final judgment, tax costs and attorneys’ fees, and schedule trial on the punitive damages claim. Oral argument on the motion occurred in March 2007 and the parties are awaiting a decision. Liggett may be required to bond the amount of the judgment entered against it to perfect its appeal. In April 2004, a jury in a Florida state court action awarded compensatory damages of approximately $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett appealed both the verdict and the legal fees award. In October 2007, the Fourth District Court of Appeal affirmed the compensatory award. Liggett filed a motion for rehearing and/or certification. It is possible that additional cases could be decided unfavorably against Liggett. As a result of the Engle decision, approximately 1,600 cases has been filed and served against Liggett and the Company. These cases include approximately 3,500 plaintiffs. Although the deadline for filing Engle progeny cases has passed, plaintiffs have 120 days to serve their complaints so it is possible that the number of cases could increase substantially. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its consolidated financial statements for unfavorable outcomes. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual’s complaint against the tobacco industry seek money damages in an amount to be determined by a jury, plus punitive damages and costs.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In October 2005, Lorillard Tobacco Company advised Liggett that it believed that certain styles of Liggett’s Grand Prix brand cigarettes created a likelihood of confusion among consumers with Lorillard’s Newport cigarette brand because of similarities in packaging. In December 2006, Lorillard commenced an action in the United States District Court for the Middle District of North Carolina seeking, among other things: an injunction against Liggett’s sale of certain brand styles of Grand Prix; an order directing the recall of the relevant brand styles; an accounting of profits for the relevant brand styles; treble damages; and interest, attorneys’ fees and costs. In January 2008, the parties resolved the litigation.

Other Matters:

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2007.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2007	2006	2005

I. Cash paid during the period for:
Interest	$30,491	$35,553	$25,382
Income taxes	18,967	45,475	14,045
II. Non-cash investing and financing activities:
Issuance of stock dividend	287	271	210
Conversion of debt	—	70,000	—
Non-cash dividend of LTS shares	—	—	2,986
Capital leases with purchase of equipment	—	—	418
Equipment acquired through financing agreements	—	—	6,713

14.	RELATED PARTY TRANSACTIONS

In connection with the Company’s private offering of convertible notes in November 2004, in order to permit hedging transactions by the purchasers, the purchasers of the notes required a principal stockholder of the Company, who serves as the Executive Chairman of the Company, to enter into an agreement granting the placement agent for the offering the right, in its sole discretion, to borrow up to 4,020,285 shares of common stock from this stockholder or an entity affiliated with him during a 30-month period through May 2007, subject to extension under various conditions, and that he agreed not to dispose of such shares during this period, subject to limited exceptions. In consideration for this stockholder agreeing to lend his shares in order to facilitate the Company’s offering and accepting the resulting liquidity risk, the Company agreed to pay him or an affiliate designated by him an annual fee, payable on a quarterly basis in cash or, by mutual agreement of the Company and this stockholder, shares of Common Stock, equal to 1% of the aggregate market value of 4,020,285 shares of Common Stock. In addition, the Company agreed to hold this stockholder harmless on an after-tax basis against any increase, if any, in the income tax rate applicable to dividends paid on the shares as a result of the share loan agreement. For the years ended December 31, 2007, 2006 and 2005, the Company recognized expense of $504, $1,207 and $873 for amounts payable to an entity affiliated with this stockholder under this agreement. This stockholder had the right to assign to one of the Company’s other principal stockholders, who serves as the Company’s President, some or all of his obligation to lend the shares under such agreement. In May 2006, this stockholder assigned to the other stockholder the obligation to lend 590,472 shares of Common Stock under the agreement.

In connection with the April 2005 placement of additional convertible notes, the Company entered into a similar agreement through May 2007 with this other principal stockholder, who is the President of the Company, with respect to 347,287 shares of common stock. For the years ended December 31, 2007, 2006 and 2005, the Company recognized expense of $62, $115 and $41, respectively, for amounts payable to an entity affiliated with this stockholder under this agreement and for the assigned obligation to lend shares.

In September 2006, the Company entered into an agreement with Ladenburg Thalmann Financial Services Inc. (“LTS”) pursuant to which the Company agreed to make available to LTS the services of the Company’s Executive Vice President to serve as the President and Chief Executive Officer of LTS and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, LTS had agreed to pay the Company an annual fee of $250 plus reimbursement of expenses and will indemnify the Company. The agreement is terminable by either party upon 30 days’ prior written notice. Various executive officers and directors of the Company and New Valley serve as members of the Board of Directors of LTS. In December 2007, LTS and Vector entered into an amendment to the agreement to amend the fees payable thereunder as follows: (i) a special management fee payment of $150 for 2007 (resulting in a total payment of $400 for 2007), (ii) an increase in the annual fee from $250 to $400, effective January 1, 2008 and (iii) an increase

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the annual fee from $400 to $600, effective July 1, 2008 (payment of $500 for 2008). For 2007, LTS paid compensation of $600 to each of the President of the Company, who serves as Vice Chairman of LTS, and to the Executive Vice President of the Company, who serves as President and CEO of LTS. (See Note 17.)

The Company’s President, a firm he serves as a consultant to (and, prior to January 2005, was the Chairman of), and affiliates of that firm received ordinary and customary insurance commissions aggregating approximately $241, $273 and $495 in 2007, 2006 and 2005, respectively, on various insurance policies issued for the Company and its subsidiaries and equity investees.

The Company is an investor in investment partnerships affiliated with certain stockholders of the Company. (See Note 6.)

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

	December 31,		December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$238,117	$238,117	$146,769	$146,769
Investment securities available for sale	45,875	45,875	18,960	18,960
Restricted assets	8,766	8,766	8,274	8,274
Long-term investments accounted for at cost	72,971	89,007	32,971	47,560
Financial liabilities:
Notes payable and long-term debt	297,796	504,662	155,990	340,837
Embedded derivatives	101,582	101,582	95,473	95,473

16.	PHILIP MORRIS BRAND TRANSACTION

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 24, 1999, Trademarks borrowed $134,900 from a lending institution. The loan is guaranteed by Eve and collateralized by a pledge by Trademarks of the three brands and Trademarks’ interest in the trademark license agreement (discussed below) and by a pledge by Eve of its Class B interest. In connection with the closing of the Class A option, Trademarks distributed the loan proceeds to Eve as the holder of the Class B interest. The cash exercise price of the Class B option and Trademarks’ redemption price were reduced by the amount distributed to Eve. Upon Philip Morris’ exercise of the Class B option or Trademarks’ exercise of its redemption right, Philip Morris or Trademarks, as relevant, will be required to obtain Eve’s release from its guaranty. The Class B interest will be entitled to a guaranteed payment of $500 each year with the Class A interest allocated all remaining income or loss of Trademarks. The Company believes the fair value of Eve’s guarantee is negligible at December 31, 2007.

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

Office Buildings.  In December 2002, New Valley purchased two office buildings in Princeton, New Jersey for a total purchase price of $54,000. In February 2005, New Valley completed the sale of the office buildings for $71,500. (See Notes 5, 6 and 19.)

Investments in non-consolidated real estate businesses.  New Valley accounts for its 50% interests in Douglas Elliman Realty LLC, Koa Investors LLC and 16th & K Holdings LLC and, prior to the fourth quarter of 2007, accounted for its approximate 20% interest in Ceebraid on the equity method. (See Note 1(k).) Douglas Elliman Realty operates a residential real estate brokerage company in the New York metropolitan area. Koa Investors owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter 2004 as a four star resort with 521 rooms. 16th and K Holdings acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C. in August 2005. The St. Regis Hotel, which was temporarily closed for an extensive renovation on August 31, 2006, reopened in January 2008. Ceebraid owns the Holiday Isle Resort in Islamorada, Florida.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of “Investments in non-consolidated real estate businesses” were as follows as of December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006

Douglas Elliman Realty LLC	$31,893	$20,481
16th and K Holdings LLC	3,838	7,182
Ceebraid Acquisition Corporation	—	753
Koa Investors LLC	—	—

Investments in non-consolidated real estate businesses	$35,731	$28,416

Residential Brokerage Business.  New Valley recorded income of $20,290, $12,662 and $11,217 for the years ended December 31, 2007, 2006 and 2005, respectively, associated with Douglas Elliman Realty. Summarized financial information as of December 31, 2007 and 2006 and for the three years ended December 31, 2007 for Douglas Elliman Realty is presented below. New Valley’s equity income from Douglas Elliman Realty includes $1,319, $1,383 and $1,188, respectively, of interest income earned by New Valley on a subordinated loan to Douglas Elliman Realty for the years ended December 31, 2007 as well as increases to income resulting from amortization of negative goodwill which resulted from purchase accounting of $316 and $427 and management fees of $1,300 and $1,100 earned from Douglas Elliman for the years ended December 31, 2007 and 2006, respectively. New Valley received cash distributions from Douglas Elliman Realty LLC of $8,878, $6,119 and $5,935 for the years ended December 31, 2007, 2006 and 2005, respectively.

	December 31,	December 31,
	2007	2006

Cash	$26,916	$19,307
Other current assets	9,462	6,218
Property, plant and equipment, net	18,394	19,538
Trademarks	21,663	21,663
Goodwill	38,294	38,087
Other intangible assets, net	1,928	1,966
Other non-current assets	850	1,001
Notes payable — current	581	2,880
Current portion of notes payable to member — Prudential Real Estate Financial Services Of America, Inc.	4,373	1,500
Current portion of notes payable to member — New Valley	625	—
Other current liabilities	26,579	21,506
Notes payable — long term	2,402	3,175
Notes payable to member — Prudential Real Estate Financial Services of America, Inc.	15,115	32,557
Notes payable to member — New Valley	8,583	8,875
Other long-term liabilities	6,599	5,204
Members’ equity	52,650	32,083

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2007	2006	2005

Revenues	$405,595	$347,244	$330,075
Costs and expenses	359,334	315,347	297,543
Depreciation expense	6,047	5,138	4,896
Amortization expense	448	410	899
Interest expense, net	4,308	5,705	5,974
Income tax expense	748	1,140	705

Net income	$34,710	$19,504	$20,058

Douglas Elliman Realty could be negatively impacted by a downturn in the residential real estate market. The residential real estate market tends to be cyclical and typically is affected by changes in the general economic conditions that are beyond Douglas Elliman Realty’s control. The U.S. residential real estate market is currently in a significant downturn due to various factors including downward pressure on housing prices, the impact of the recent contraction in the subprime and mortgage markets generally and an exceptionally large inventory of unsold homes at the same time that sales volumes are decreasing. We cannot predict whether the downturn will worsen or when the market and related economic forces will return the U.S. residential real estate industry to a growth period.

All of Douglas Elliman Realty’s current operations are located in the New York metropolitan area. Local and regional economic and general business conditions in this market could differ materially from prevailing conditions in other parts of the country. A downturn in the residential real estate market or economic conditions in that region could have a material adverse effect on Douglas Elliman Realty.

Hawaiian Hotel.  New Valley incurred a loss of $750 for the year ended December 31, 2007, income of $867 for the year ended December 31, 2006 and a loss of $3,501 for the year ended December 31, 2005, associated with Koa Investors. Summarized financial information as of December 31, 2007 and 2006 and for the three years ended December 31, 2007 for Koa Investors is presented below. The income in the 2006 period related to the receipt of tax credits of $1,192 from the State of Hawaii offset by equity in the loss of Koa Investors of $325 during the third quarter of 2006. New Valley received cash distributions from Koa Investors of $0, $1,192 (in the form of a tax credit) and $5,500 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

	December 31,	December 31,
	2007	2006

Cash	$1,696	$1,264
Restricted assets	3,791	3,279
Other current assets	1,925	2,030
Property, plant and equipment, net	63,194	67,889
Deferred financing costs, net	590	1,297
Accounts payable and other current liabilities	8,371	5,930
Notes payable	82,000	82,000
Deferred ground rent payable	6,813	5,661
Members’ equity	(25,988)	(17,832)

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2007	2006	2005

Revenues	$30,585	$29,440	$24,252
Costs and operating expenses	26,525	26,166	24,990
Management fees	868	697	605
Depreciation and amortization expense	6,225	5,989	7,401
Interest expense, net	6,616	6,616	6,687

Net loss	$(9,649)	$(10,028)	$(15,431)

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

St. Regis Hotel, Washington, D.C.  In June 2005, affiliates of New Valley and Brickman Associates formed 16th & K Holdings LLC (“Hotel LLC”), which acquired the St. Regis Hotel in Washington, D.C. for $47,000 in August 2005. The Company, which holds a 50% interest in Hotel LLC, had invested $12,125 in the project at December 31, 2007. In connection with the purchase of the hotel, a subsidiary of Hotel LLC entered into agreements to borrow up to $50,000 of senior and subordinated debt. In April 2006, Hotel LLC purchased for approximately $3,000 a building adjacent to the hotel to house various administrative and sales functions.

New Valley accounts for its interest in Hotel LLC under the equity method and recorded losses of $2,344, $2,147 and $173 for the years ended December 31, 2007, 2006 and 2005, respectively. New Valley’s equity losses in Hotel LLC in 2005 were reduced by $251 as a result of amortization of negative goodwill associated with purchase accounting adjustments in 2005. The St. Regis Hotel, which was temporarily closed on August 31, 2006 for an extensive renovation, reopened in January 2008. Hotel LLC is capitalizing all costs other than management fees related to the renovation of the property during the renovation phase. New Valley received cash distributions from Koa Investors of $1,000 for the year ended December 31, 2007.

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

In September 2007, Hotel LLC entered into an agreement to sell 90% of the St. Regis Hotel. In October 2007, Hotel LLC entered into an agreement to sell certain tax credits associated with the hotel. The transactions are subject to customary closing conditions. If the St. Regis Hotel is sold, in addition to retaining a 2.5% interest, net of incentives, in the St. Regis Hotel, New Valley anticipates it would receive approximately $18,000 in connection with the closing of the sale of the hotel and approximately an additional $4,000 between 2008 and 2012 from the tax credits.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information as of December 31, 2007 and 2006 and for the years ended December 31, 2007 and 2006 and the period from August 4, 2005 (date of acquisition) to December 31, 2005 for Hotel LLC is presented below.

	December 31,	December 31,
	2007	2006

Cash	$1,405	$1,041
Restricted assets	3,555	771
Other current assets	368	524
Property, plant and equipment, net	114,268	56,311
Deferred financing costs, net	2,294	462
Other assets	774	82
Current portion of mortgages payable	—	500
Accounts payable and other current liabilities	12,863	4,691
Notes payable	97,382	34,500
Other liabilities	—	393
Members’ equity	12,419	19,107

	Year	Year	August 4, 2005
	Ended	Ended	to
	December 31,	December 31,	December 31,
	2007	2006	2005

Revenues	$—	$14,027	$9,633
Costs and operating expenses	3,224	12,829	8,069
Management fees	288	167	99
Depreciation and amortization expense	424	1,110	663
Interest expense, net	752	2,205	1,148
Loss on disposition of furniture	—	2,512	—

Net loss	$(4,688)	$(4,796)	$(346)

Holiday Isle.  During the fourth quarter of 2005, New Valley advanced a total of $2,750 to Ceebraid, an entity which entered into an agreement to acquire the Holiday Isle Resort in Islamorada, Florida. In February 2006, Ceebraid filed for Chapter 11 bankruptcy after it was unable to consummate financing arrangements for the acquisition. Although Ceebraid continued to seek to obtain financing for the transaction and to close the acquisition pursuant to the purchase agreement, the Company determined that a reserve for uncollectibility should be established against these advances at December 31, 2005. Accordingly, a charge of $2,750 was recorded for the year ended December 31, 2005. In April 2006, an affiliate of Ceebraid completed the acquisition of the property for $98,000, and New Valley increased its investment in the project to a total of $5,800 initially held an approximate 22% equity interest in Ceebraid. New Valley had committed to make additional investments of up to $200 in Ceebraid at December 31, 2007 and has recorded a $200 liability for its future obligation to Holiday Isle. New Valley now holds an approximate 19% interest in Ceebraid. In connection with the closing of the purchase, an affiliate of Ceebraid borrowed $98,000 of mezzanine and senior debt to finance a portion of the purchase price and anticipated development costs. The maturity of approximately $77,000 of the debt, which was due on May 1, 2007, has been extended until August 1, 2008. In April 2006, the Company agreed, under certain circumstances, to guarantee up to $2,000 of the debt. The Company believes the fair value of its guarantee was negligible at December 31, 2007. New Valley accounts for its interest in Holiday Isle under the equity method and recorded losses of $953 and $2,296 for the years ended December 31, 2007 and 2006, respectively, in connection with its investment. New Valley has suspended its recognition of equity losses in Ceebraid to the extent such losses exceed

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its basis plus any commitment to make additional investments, which totaled $200 at December 31, 2007. As a result, the Company has recorded a $200 liability, which has been included in “Other current liabilities” in its consolidated balance sheet as of December 31, 2007. The Company anticipates recognizing losses from any future contributions exceeding $200 made to Holiday Isle. Holiday Isle will capitalize all costs related to the renovation of the property during the renovation phase.

Summarized financial information as of December 31, 2007 and for the period from April 21, 2006 (date of acquisition) to December 31, 2006 for Ceebraid is presented below.

	December 31,	December 31,
	2007	2006

Cash	$251	$307
Restricted assets	7,369	9,484
Other current assets	1,580	1,090
Property, plant and equipment, net	98,029	99,855
Other assets	231	2,515
Deferred financing costs, net	—	1,511
Accounts payable and other current liabilities	5,346	496
Notes payable	98,000	98,000
Members’ equity	4,114	16,266

	Year	April 21, 2006
	Ended	to
	December 31,	December 31,
	2007	2006

Revenues	$12,644	$9,891
Costs and operating expenses	13,189	9,192
Management fees	1,307	742
Depreciation and amortization expense	1,866	3,780
Interest expense, net	11,827	6,511

Net loss	$(15,545)	$(10,334)

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The debt exchange was consummated on June 29, 2007 following approval by the LTS shareholders of the transaction at its annual meeting of shareholders. At the closing, the $5,000 principal amount of notes was exchanged for 2,777,778 shares of LTS’s common stock, and accrued interest on the notes of approximately $1,730 was paid in cash. As a result of the debt exchange, New Valley’s ownership of LTS common stock increased to 13,888,889 shares or approximately 8.6% of the outstanding LTS shares.

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

In December 2005, the Company completed an exchange offer and subsequent short-form merger whereby it acquired the remaining 42.3% of the common shares of New Valley Corporation that it did not already own. As result of these transactions, New Valley Corporation became a wholly-owned subsidiary of the Company and each outstanding New Valley Corporation common share was exchanged for 0.490 shares of the Company’s common stock. The surviving corporation in the short-form merger was subsequently merged into a new Delaware limited liability company named New Valley LLC, which conducts the business of the former New Valley Corporation.

New Valley LLC is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties. (See Note 17.)

Purchase Accounting.  Approximately 5,561,404 shares of Vector common stock were issued in connection with the transactions. The aggregate purchase price amounted to $106,900, which included $101,039 in the Company’s common stock, $758 of accrued purchase price obligation, $4,130 in acquisition related costs and $973

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of exchanged options, which represents the fair value on the acquisition date of the Vector options issued in exchange for the outstanding New Valley options. The transactions were accounted for under the provisions of SFAS No. 141, “Business Combinations.” The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition.

The purchase price reflects the fair value of Vector common stock issued in connection with the transactions based on the average closing price of the Vector common stock for the five trading days including November 16, 2005, which was $18.17 per share. The purchase price for New Valley was primarily determined on the basis of management’s assessment of the value of New Valley’s assets (including deferred tax assets and net operating losses) and its expectations of future earnings and cash flows, including synergies.

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

2005

Pro forma total net revenues	$478,427
Pro forma net income from continuing operations	$42,915
Pro forma income before extraordinary item	$51,436
Pro forma net income	$51,436
Pro forma basic weighted average shares outstanding	54,323,731
Pro forma income from continuing operations per basic common share	$0.79
Pro forma income before extraordinary item per basic common share	$0.95
Pro forma net income per basic common share	$0.95
Pro forma diluted weighted average shares outstanding	56,709,666
Pro forma income from continuing operations per diluted common share	$0.76
Pro forma income before extraordinary item per diluted common share	$0.91
Pro forma net income per diluted common share	$0.91

The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the New Valley acquisition had been completed at the beginning of each period. In addition, the pro forma information above does not attempt to project the Company’s future results of operations.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Real Estate Leasing.  As discussed in Note 17, in February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the consolidated financial statements of the Company reflect New Valley’s real estate leasing operations as discontinued operations for the year ended December 31, 2005. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations”.

Summarized operating results of the discontinued real estate leasing operations for the year ended December 31, 2005 are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	SEGMENT INFORMATION

The Company’s significant business segments for each of the three years ended December 31, 2007 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion, which are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s continuing operations before taxes and minority interests for the years ended December 31, 2007, 2006 and 2005 follows:

			Vector		Real	Corporate
	Liggett		Tobacco		Estate	and Other	Total

2007
Revenues	$551,687		$3,743		$—	$—	$555,430
Operating income (loss)	159,347		(9,896)		—	(23,947)	125,504
Identifiable assets	314,242		2,459		35,731	432,857	785,289
Depreciation and amortization	7,723		134		—	2,345	10,202
Capital expenditures	4,997		192		—	—	5,189
2006
Revenues	$499,468		$6,784		$—	$—	$506,252
Operating income (loss)	140,508	(1)	(13,971	)(1)	—	(25,508)	101,029	(1)
Identifiable assets	316,165		3,122		28,416	289,759	637,462
Depreciation and amortization	7,344		317		—	2,227	9,888
Capital expenditures	9,439		100		—	19	9,558
2005
Revenues	$468,652		$9,775		$—	$—	$478,427
Operating income (loss)	143,361	(2)	(14,992	)(2)	—	(39,258)	89,111	(2)
Identifiable assets	267,661		1,091		17,391	317,409	603,552
Depreciation and amortization	8,201		676		—	2,343	11,220
Capital expenditures	9,664		12		—	619	10,295

(1)	Includes a gain on sale of assets at Liggett of $2,217 and a loss on sale of assets of $7 at Vector Tobacco, restructuring and inventory impairment charges of $2,664 at Vector Tobacco and a reversal of restructuring charges of $116 at Liggett.

(2)	Includes a special federal quota stock liquidation assessment under the federal tobacco buyout legislation of $5,219 in 2005 ($5,150 at Liggett and $69 at Vector Tobacco), a gain on sale of assets at Liggett of $12,748 and a reversal of restructuring charges of $114 at Liggett and $13 at Vector Tobacco in 2005.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Unaudited quarterly data for the years ended December 31, 2007 and 2006 are as follows:

	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007(1)	2007(2)

Revenues	$145,134	$136,053	$140,351	$133,892
Operating income	36,894	33,707	29,183	25,720
Net income applicable to common shares	$14,231	$15,064	$21,381	$23,127

Per basic common share(3):
Income from continuing operations	$0.22	$0.24	$0.34	$0.36

Income from discontinued operations	$—	$—	$—	$—

Income from extraordinary item	$—	$—	$—	$—

Net income applicable to common shares	$0.22	$0.24	$0.34	$0.36

Per diluted common share(3):
Income from continuing operations	$0.22	$0.23	$0.32	$0.35

Income from discontinued operations	$—	$—	$—	$—

Income from extraordinary item	$—	$—	$—	$—

Net income applicable to common shares	$0.22	$0.23	$0.32	$0.35

(1)	Second quarter 2007 income from continuing operations included an $8,121 pre-tax gain from the exchange of LTS notes.

(2)	First quarter of 2007 income from continuing operations included a $19,590 pre-tax gain from lawsuit settlement.

(3)	Per share computations include the impact of a 5% stock dividend paid on September 28, 2007. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	September 30,	June 30,	March 31,
	2006(1)	2006(2)	2006(3)	2006

Revenues	$137,528	$137,665	$113,355	$117,704
Operating income	32,641	25,701	22,460	20,227
Income (loss) from continuing operations	15,791	19,617	(2,709)	10,013
Income from discontinued operations	—	—	—	—
Income from extraordinary item	—	—	—	—
Net income (loss) applicable to common shares	$15,791	$19,617	$(2,709)	$10,013

Per basic common share(4):
Income (loss) from continuing operations	$0.25	$0.31	$(0.05)	$0.17

Income from discontinued operations	$—	$—	$—	$—

Income from extraordinary item	$—	$—	$—	$—

Net income applicable to common shares	$0.25	$0.31	$(0.05)	$0.17

Per diluted common share(4):
Income (loss) from continuing operations	$0.24	$0.30	$(0.05)	$0.17

Income from discontinued operations	$—	$—	$—	$—

Income from extraordinary item	$—	$—	$—	$—

Net income (loss) applicable to common shares	$0.24	$0.30	$(0.05)	$0.17

(1)	Fourth quarter 2006 income from continuing operations included a $2,476 gain on the sale of Liggett’s excess Durham real estate, restructuring and inventory impairment charges of $2,664 at Vector Tobacco and a $116 gain from the reversal of amounts previously accrued as restructuring charges at Liggett.

(2)	Third quarter 2006 income from continuing operations included a $11,500 decrease in reported income tax expense as a result of the settlement with the Internal Revenue Service.

(3)	Second quarter 2006 income from continuing operations included a $14,860 non-cash charge associated with the issuance in June 2006 of additional shares of common stock in connection with the conversion of $70,000 of the Company’s 6.25% convertible notes due 2008.

(4)	Per share computations include the impact of a 5% stock dividends paid on September 28, 2007 and September 29, 2006. Quarterly basic and diluted net income (loss) per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

VECTOR GROUP LTD.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period
	(Dollars in thousands)

Year Ended December 31, 2007
Allowances for:
Doubtful accounts	$55	$—	$4	$51
Cash discounts	556	18,470	18,957	69
Deferred tax valuation allowance	17,731	—	896	16,835
Sales returns	3,651	80	31	3,700

Total	$21,993	$18,550	$19,888	$20,655

Year Ended December 31, 2006
Allowances for:
Doubtful accounts	$105	$—	$50	$55
Cash discounts	369	22,093	21,906	556
Deferred tax valuation allowance	19,957	—	2,226	17,731
Sales returns	5,194	398	1,941	3,651

Total	$25,625	$22,491	$26,123	$21,993

Year Ended December 31, 2005
Allowances for:
Doubtful accounts	$205	$—	$100	$105
Cash discounts	107	20,548	20,286	369
Deferred tax valuation allowance	98,805	—	78,848	19,957
Sales returns	6,030	509	1,345	5,194

Total	$105,147	$21,057	$100,579	$25,625