Form 10-Q
period 2008-03-31
VECTOR GROUP LTD
filed 2008-05-12
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2008

VECTOR GROUP LTD.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1-5759 Commission File Number	65-0949535 (I.R.S. Employer Identification No.)
100 S.E. Second Street
Miami, Florida 33131
305/579-8000
(Address, including zip code and telephone number, including area code, of the principal executive offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes     ☒ No
     At May 12, 2008, Vector Group Ltd. had 60,361,978 shares of common stock outstanding.

VECTOR GROUP LTD.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	March 31,	December 31,
	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$218,825	$238,117
Investment securities available for sale	45,742	45,875
Accounts receivable — trade	9,080	3,113
Inventories	90,951	86,825
Deferred income taxes	14,826	18,336
Other current assets	3,519	3,360

Total current assets	382,943	395,626

Property, plant and equipment, net	53,106	54,432
Mortgage receivable	21,445	—
Long-term investments accounted for at cost	72,961	72,971
Long-term investment accounted for under the equity method	9,253	10,495
Investments in non-consolidated real estate businesses	31,905	35,731
Restricted assets	8,875	8,766
Deferred income taxes	27,160	26,637
Intangible asset	107,511	107,511
Prepaid pension costs	43,105	42,084
Other assets	30,297	31,036

Total assets	$788,561	$785,289

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$27,838	$20,618
Accounts payable	5,312	6,980
Accrued promotional expenses	9,610	9,210
Income taxes payable, net	10,654	2,363
Accrued excise and payroll taxes payable, net	5,964	5,327
Settlement accruals	22,133	10,041
Deferred income taxes	98,197	24,019
Accrued interest	4,988	9,475
Other current liabilities	14,786	21,304

Total current liabilities	199,482	109,337

Notes payable, long-term debt and other obligations, less current portion	277,515	277,178
Fair value of derivatives embedded within convertible debt	104,026	101,582
Non-current employee benefits	42,343	40,933
Deferred income taxes	64,385	141,904
Other liabilities	13,429	13,503

Total liabilities	701,180	684,437

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 60,307,930 and 63,307,020 shares issued and 60,361,978 and and 60,361,068 shares outstanding	6,036	6,036
Additional paid-in capital	79,349	89,494
Retained earnings	—	—
Accumulated other comprehensive income	14,853	18,179
Less: 2,945,952 shares of common stock in treasury, at cost	(12,857)	(12,857)

Total stockholders’ equity	87,381	100,852

Total liabilities and stockholders’ equity	$788,561	$785,289

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Revenues*	$132,205	$133,892

Expenses:
Cost of goods sold*	80,007	84,685
Operating, selling, administrative and general expenses	24,157	23,487

Operating income	28,041	25,720

Other income (expenses):
Interest and dividend income	1,971	1,856
Interest expense	(15,253)	(9,134)
Change in fair value of derivatives embedded within convertible debt	(2,444)	27
Provision for loss on investments	—	(1,158)
Equity income from non-consolidated real estate businesses	13,320	2,410
Income from lawsuit settlement	—	20,000
Other, net	(573)	(5)

Income before provision for income taxes	25,062	39,716
Income tax expense	10,755	16,589

Net income	$14,307	$23,127

Per basic common share:

Net income applicable to common shares	$0.23	$0.36

Per diluted common share:

Net income applicable to common shares	$0.22	$0.35

Cash distributions declared per share	$0.40	$0.38

*	Revenues and Cost of goods sold include excise taxes of $40,522 and $44,485 for the three months ended March 31, 2008 and 2007, respectively.
The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2007	60,361,068	$6,036	$89,494	$—	$18,179	$(12,857)	$100,852

Net income	—	—	—	14,307	—	—	14,307
Pension-related minimum liability adjustments, net of taxes	—	—	—	—	195	—	195
Forward contract adjustments, net of taxes	—	—	—	—	9	—	9
Unrealized gain of long-term investments accounted for under the equity method, net of taxes	—	—	—	—	(399)	—	(399)
Unrealized gain on investment securities, net of taxes	—	—	—	—	(3,131)	—	(3,131)

Total other comprehensive income	—	—	—	—	—	—	(3,326)

Total comprehensive income	—	—	—	—	—	—	10,981

Distributions on common stock	—	—	(11,039)	(14,307)	—	—	(25,346)
Exercise of options	910	—	12	—	—	—	12
Tax benefit of options exercised	—	—	1	—	—	—	1
Amortization of deferred compensation	—	—	881	—	—	—	881

Balance, March 31, 2008	60,361,978	$6,036	$79,349	$—	$14,853	$(12,857)	$87,381

The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March, 31, 2007
Net cash provided by operating activities	$14,159	$31,069

Cash flows from investing activities:
Purchase of investment securities	(5,182)	(6,032)
Proceeds from sale or liquidation of long-term investments	10	—
Purchase of long-term investments	—	(62)
Purchase of mortgage receivable	(21,445)	—
Distributions from non-consolidated real estate businesses	15,822	1,000
Investments in non-consolidated real estate businesses	—	(750)
Increases in cash surrender value of life insurance policies	(143)	(201)
Increase in non-current restricted assets	(109)	(91)
Capital expenditures	(1,227)	(1,710)

Net cash used in investing activities	(12,274)	(7,846)

Cash flows from financing activities:
Repayments of debt	(1,501)	(1,702)
Deferred financing charges	(99)	—
Borrowings under revolver	128,429	119,440
Repayments on revolver	(121,303)	(124,803)
Distributions on common stock	(26,717)	(25,934)
Tax benefit of options exercised	1	—
Proceeds from exercise of options	13	846

Net cash used in financing activities	(21,177)	(32,153)

Net decrease in cash and cash equivalents	(19,292)	(8,930)
Cash and cash equivalents, beginning of period	238,117	146,769

Cash and cash equivalents, end of period	$218,825	$137,839

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
The interim condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company’s consolidated financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
(b)	Distributions and dividends on common stock
The Company records distributions on its common stock as dividends in its condensed consolidated statement of stockholders’ equity to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in-capital.
(c)	Earnings Per Share (“EPS”):
Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividend paid to Company stockholders on September 28, 2007. All per share amounts have been presented as if the stock dividend had occurred on January 1, 2007.
The Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. As a result, in its calculation of basic EPS for the three months ended March 31, 2008 and 2007, the Company has adjusted its net income for the effect of its participating securities as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Net income	$14,307	$23,127
Income attributable to participating securities	(678)	(1,565)

Net income available to common stockholders	$13,629	$21,562

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding, which includes vested restricted stock. Diluted EPS includes the dilutive effect of stock options, unvested restricted stock grants and convertible securities. Basic and diluted EPS were calculated using the following shares for the three months ended March 31, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Weighted-average shares for basic EPS	59,973,257	59,364,708
Plus incremental shares related to stock options	1,568,368	1,569,491

Weighted-average shares for diluted EPS	61,541,625	60,934,199

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three months ended March 31, 2008 and 2007 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Number of stock options	215,944	522,767

Weighted-average exercise price	$25.47	$20.07

Weighted-average shares of non- vested restricted stock	69,563	519,749

Weighted-average expense per share	$18.71	$17.84

Weighted-average number of shares issuable upon conversion of debt	12,315,489	12,315,489

Weighted-average conversion price	$18.02	$18.02

All of the issues of the Company’s convertible debt were anti-dilutive for the three months ended March 31, 2008 and 2007, respectively, and were not included in the computation of diluted EPS for these periods.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
(d)     Comprehensive Income:
Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. Total comprehensive income for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Net income	$14,307	$23,127

Forward contract adjustments, net of income taxes	9	1

Pension-related minimum liability adjustments, net of income taxes	195	299

Net unrealized gains of long-term investments accounted under the equity method:
Net unrealized gains reclassified into net income, net of income taxes	(399)	—

Change in unrealized gains, net of income taxes	(399)	—

Net unrealized gains on investment securities available for sale:
Change in net unrealized gains, net of income taxes	(3,131)	13,830
Net unrealized gains reclassified into net income, net of income taxes	—	684

Change in unrealized gains, net of income taxes	(3,131)	14,514

Total comprehensive income	$10,981	$37,941

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The components of accumulated other comprehensive income, net of income taxes, were as follows as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Net unrealized gains on investment securities available for sale, net of income taxes of $7,776 and $9,943, respectively	$11,236	$14,367
Net unrealized gains on long-term Investments accounted for under the equity method, net of income taxes of $0 and $276, respectively	—	399
Forward contracts adjustment, net of income taxes of $213 and $219, respectively	(308)	(317)
Additional pension liability, net of income taxes of $2,586 and $2,452 respectively	3,925	3,730

Accumulated other comprehensive income	$14,853	$18,179

(e) Contingencies:

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

(f) New Accounting Pronouncements:

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS No. 157”) for financial assets and financial liabilities. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company will adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of SFAS No. 157 on financial assets and financial liabilities did not have a material impact on our consolidated results of operations, financial position or cash flows. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Company has not elected to use the fair value option.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. Generally Accepted Accounting Principles (“GAAP”) with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The new standard also converges financial reporting under U.S. GAAP with international accounting rules. The Company is currently assessing the impact, if any, of SFAS No. 141(R) on its consolidated financial statements, which will depend on future transactions.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS No. 161 seeks qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 also seeks enhanced disclosure around derivative instruments in financial statements, accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how hedges affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009 and the Company does not expect the adoption of SFAS No. 161 to have a material impact on its consolidated results of operations, financial position or cash flows.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). The Company is currently assessing the impact of FSP No. APB 14-1 on its consolidated financial statements.

2.	RESTRUCTURING

The only remaining component of the 2006 Vector Research restructuring at March 31, 2008 and December 31, 2007 was employee severance and benefits of $46 and $70, respectively. Approximately $24 was utilized during the three months ended March 31, 2008.

The only remaining component of the 2004 Liggett Vector Brands restructuring at March 31, 2008 and December 31, 2007 was contract termination and exit costs and the balance was $582 and $598 at March 31, 2008 and December 31, 2007, respectively. Approximately $16 was utilized for the three months ended March 31, 2008.

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of income taxes. The components of investment securities available for sale at March 31, 2008 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable equity securities	$26,730	$19,371	$(359)	$45,742

Investment securities available for sale as of March 31, 2008 and December 31, 2007 include New Valley LLC’s 13,888,889 shares of Ladenburg Thalmann Financial Services Inc. (“LTS”) common stock, which were carried at $25,972 and $29,444, respectively). Investment securities available for sale as of March 31, 2008 and December 31, 2007 also include 5,057,110 and 2,257,110 shares, respectively, of Opko Health Inc. (“Opko”) common stock, which were carried at $10,418 and $6,433. In March 2008, the Company acquired 2,800,000 shares of Opko in a private placement. These shares have not been registered for resale but are expected to be freely tradeable within one year.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
4.	INVENTORIES

Inventories consist of:

	March 31,	December 31,
	2008	2007
Leaf tobacco	$43,997	$41,502
Other raw materials	4,715	4,847
Work-in-process	811	710
Finished goods	47,248	45,331

Inventories at current cost	96,771	92,390
LIFO adjustments	(5,820)	(5,565)

	$90,951	$86,825

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At March 31, 2008, Liggett had leaf tobacco purchase commitments of approximately $20,806. There were no leaf tobacco purchase commitments at Vector Tobacco at that date. During 2007, the Company entered into a single source supply agreement for fire safe cigarette paper through 2012.

The Company capitalizes the incremental prepaid cost of the Master Settlement Agreement in ending inventory. For the three months ended March 31, 2008, the Company’s MSA expense was reduced by approximately $1,100 as a result of the MSA assessment for 2007, which was received in March 2008, being less than anticipated.

LIFO inventories represent approximately 95% of total inventories at March 31, 2008 and December 31, 2007.

5.	LONG-TERM INVESTMENTS

Long-term investments consist of investments in the following:

	March 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships accounted for at cost	$72,961	$86,973	$72,971	$89,007
Investments accounted for on the equity method	$9,253	$9,253	$10,495	$10,495
The principal business of these investment partnerships is investing in investment securities and real estate. The estimated fair value of the investment partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. New Valley is an investor in real estate partnerships where it has committed to make additional investments of up to an aggregate of $172 at March 31, 2008. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

In April 2008, the Company elected to withdraw its investment in Jefferies Buckeye Fund, LLC (“Buckeye Fund”), a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. The Company recorded a loss of $567 associated with the Buckeye Fund's performance, which has been included as “Other expense” on the Company’s condensed consolidated statement of operations, for the three months ended March 31, 2008. The Company received proceeds of $8,328 in May 2008 and anticipates receiving an additional $925 of proceeds in the second and third quarters of 2008.

These investments are carried on the condensed consolidated balance sheet at cost. The fair value determination disclosed above would be classified as Level 3 under the SFAS 157 hierarchy disclosed in Note 12 if such assets were recorded on the condensed consolidated balance sheet at fair value. The fair values were determined on unobservable inputs and were based on company assumptions, and information obtained from the partnerships based on the indicated market values of the underlying assets or investment portfolio.

The changes in the fair value of these investments as of March 31, 2008 were as follows:

	Investment	Investment
	partnerships	partnerships
	accounted for at	accounted for on
	cost	the equity method
Balance as of January 1, 2008	$89,007	$10,495
Unrealized loss on long term investments	(2,034)	(675)
Realized loss on long-term investments	—	(567)

Balance as of March 31, 2008	$86,973	$9,253

In the future, the Company may invest in other investments, including limited partnerships, real estate investments, equity securities, debt securities, derivatives and certificates of deposit, depending on risk factors and potential rates of return.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
6.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	March 31,	December 31,
	2008	2007
Vector:
11% Senior Secured Notes due 2015	$165,000	$165,000
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $84,217 and $84,299*	25,783	25,701
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $46,183 and $48,027*	65,681	63,837

Liggett:
Revolving credit facility	21,908	14,782
Term loan under credit facility	7,689	7,822
Equipment loans	8,700	9,660

V.T. Aviation:
Note payable	6,197	6,470

VGR Aviation:
Note payable	4,290	4,370

Other	105	154

Total notes payable, long-term debt and other obligations.	305,353	297,796
Less:
Current maturities	(27,838)	(20,618)

Amount due after one year	$277,515	$277,178

*	The fair value of the derivatives embedded within the 3.875% Variable Interest Senior Convertible Debentures ($71,161 and $67,911 at March 31, 2008 and December 31, 2007, respectively) and the 5% Variable Interest Senior Convertible Notes ($32,865 at March 31, 2008 and $33,671 at December 31, 2007, respectively) is separately classified as a derivative liability in the condensed consolidated balance sheets.
11% Senior Secured Notes due 2015 — Vector:

In August 2007, the Company sold $165,000 of its 11% Senior Secured Notes due 2015 (the “Senior Secured Notes”) in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. On April 29, 2008, the Company commenced an offer to exchange the Secured Notes for an equal amount of newly issued 11% Senior Secured Notes due 2015. The new Secured Notes have substantially the same terms as the original notes, except that the new Secured Notes have been registered under the Securities Act.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Variable Interest Senior Convertible Debt — Vector:

Vector has issued two series of variable interest senior convertible debt. Both series of debt pay interest on a quarterly basis at a stated rate plus an additional amount of interest on each payment date. The additional amount is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date.

A summary of non-cash interest expense associated with the embedded derivative liability associated with the Company’s Variable Interest Senior Convertible Debt for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
3.875% convertible debentures	$90	$(241)
5% convertible notes	1,188	708

Interest expense associated with embedded derivatives	$1,278	$467

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
3.875% convertible debentures	$(3,250)	$(891)
5% convertible notes	806	918

(Loss) gain on changes in fair value of derivatives embedded within convertible debt	$(2,444)	$27

The following table reconciles the fair value of derivatives embedded within convertible debt at March 31, 2008.

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total
Balance at December 31, 2007	$67,911	$33,671	$101,582
Loss (gain) from changes in fair value of embedded derivatives	3,250	(806)	2,444

Balance at March 31, 2008	$71,161	$32,865	$104,026

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Beneficial Conversion Feature on Variable Interest Senior Convertible Debt:

A summary of non-cash interest expense associated with the beneficial conversion feature on the Company’s Variable Interest Senior Convertible Debt for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Amortization of beneficial conversion feature:
3.875% convertible debentures	$(8)	$(168)
5% convertible notes	656	376

Interest expense associated with beneficial conversion feature.	$648	$208

Unamortized Debt Discount:

The following table reconciles unamortized debt discount at March 31, 2008:

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total
Balance at December 31, 2007	$84,299	$48,027	$132,326
Amortization of embedded derivative	(90)	(1,188)	(1,278)
Amortization of beneficial conversion feature	8	(656)	(648)

Balance at March 31, 2008	$84,217	$46,183	$130,400

Revolving Credit Facility — Liggett:

Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”) under which $21,908 was outstanding at March 31, 2008. Availability as determined under the facility was approximately $8,200 based on eligible collateral at March 31, 2008.

7.	EMPLOYEE BENEFIT PLANS

Defined Benefit and Postretirement Plans:

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the three months ended March 31, 2008 and 2007 consists of the following:

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Service cost — benefits earned during the period	$1,035	$1,062	$4	$4
Interest cost on projected benefit obligation	2,381	2,281	148	148
Expected return on plan assets	(3,036)	(3,183)	—	—
Amortization of prior service cost	350	351	—	—
Amortization of net actuarial loss	25	176	(45)	(26)

Net expense	$755	$687	$107	$126

The Company did not make contributions to its pension benefits plans for the three months ended March 31, 2008 and does not anticipate making any contributions to such plans in 2008. The Company anticipates paying approximately $750 in other postretirement benefits in 2008.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
8.	CONTINGENCIES

Tobacco-Related Litigation:

Overview

Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the three months ended March 31, 2008 and 2007, Liggett incurred legal expenses and other litigation related costs totaling approximately $1,363 and $1,031, respectively.

Individual Actions

As of March 31, 2008, there were 37 individual cases pending against Liggett and/or the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. In addition, there were approximately 1,900 Engle progeny cases (defined below) pending, in state and federal courts in Florida, and approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of individual cases by state that are pending against Liggett (excluding Engle progeny cases and the cases consolidated in West Virginia) or its affiliates as of March 31, 2008:

Number
State	of Cases
Florida	12
New York	11
Louisiana	5
Mississippi	2
West Virginia	2
District of Columbia	1
Maryland	1
Missouri	1
Ohio	1
Pennsylvania	1
Of the individual cases listed above, three name Liggett as the only defendant. In April 2004, in Davis v. Liggett Group Inc., a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett appealed both the verdict and the legal fee award. In October 2007, the compensatory award was affirmed by the Fourth District Court of Appeal, but the court certified certain issues to the Florida Supreme Court. On April 16, 2008, the Florida Supreme Court accepted jurisdiction of the certified issues for appeal. Briefing of these issues is pending. In March 2008, the Fourth District Court of Appeal reversed and remanded the legal fee award for further proceedings in the trial court. No amounts have been expensed for this matter. In March 2005, in Ferlanti v. Liggett Group Inc., a Florida state court granted Liggett’s motion for summary judgment. The plaintiff appealed and in June 2006, the appellate court reversed and remanded back to the trial court. The court granted leave to plaintiff to add a claim for punitive damages. Trial commenced on February 19, 2008 and, on February 22, 2008, the court declared a mistrial. This case has since been consolidated with another Engle progeny case, where other defendants are named. The only other individual case where Liggett was the sole defendant, Duecker v. Liggett Group Inc., was administratively closed.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
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

Defenses raised by defendants in individual cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statute of limitations, equitable defenses such as “unclean hands” and lack of benefit, failure to state a claim and federal preemption.

Jury awards representing material amounts of damages have been returned against other cigarette manufacturers in recent years. The awards in these individual actions are for both compensatory and punitive damages. Over the last several years, after conclusion of all appeals, damage awards have been paid to several individual plaintiffs, including an award of $5,500 in compensatory damages, $50,000 in punitive damages and $27,000 in interest in a case against another cigarette manufacturer. There are several significant jury awards against other cigarette manufacturers which are currently on appeal.

Engle Progeny Cases. In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 mandate, are referred to as the “Engle progeny cases.” As of March 31, 2008, Liggett and/or the Company have been served in approximately 1,900 Engle progeny cases in both state and federal courts in Florida. Other cigarette manufacturers have been named as defendants in these cases. These cases include approximately 8,150 plaintiffs. Although the deadline for filing Engle progeny cases has passed, the total number of cases will increase as not all cases have been served. For further information on the Engle case, see “—Class Actions —Engle Case,” below.

Class Actions

As of March 31, 2008, there were 11 actions pending for which either a class has been certified or plaintiffs are seeking class certification, where Liggett is a named defendant. Other cigarette manufacturers are also named. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in Castano v. American Tobacco Co., Inc. reversed a federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
In May 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case with instructions to decertify the class. The judgment in favor of one of the three class plaintiffs, in the amount of $5,831, was overturned as time barred and the court found that Liggett was not liable to the other two class plaintiffs.

In July 2006, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the class should be decertified prospectively, but, preserved several of the trial court’s Phase I findings (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) all defendants sold or supplied cigarettes that were defective; and (vi) all defendants were negligent) and allowed former class members to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year from January 11, 2007, the date of the court’s mandate. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. As a result of the decision, as of March 31, 2008, Liggett and/or the Company have been served in approximately 1,900 Engle progeny cases. Other cigarette manufacturers have been named in these cases. These cases include approximately 8,150 plaintiffs.

In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Company, awarded $37,500 in compensatory damages in a case involving Liggett and two other cigarette manufacturers. In March 2003, the court reduced the amount of the compensatory damages to $24,860. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle class member suit following entry of final judgment by the Engle trial court. After the issuance of the Florida Supreme Court’s opinion discussed above, the plaintiff filed a motion requesting that the trial court enter partial final judgment, tax costs and attorneys’ fees and schedule trial on the punitive damages claims. Defendants opposed the relief sought by plaintiff on the grounds that the reversal by the Florida Supreme Court of the Engle Phase I finding on fraud mandates the reversal of the jury verdict and precludes the entry of final judgment in plaintiff’s favor and, in January 2008, filed a submission asking the court to set aside the verdict and dismiss the case. Oral argument was held in March 2007. A further hearing on the motion is scheduled for July 24, 2008. If the court enters judgment in plaintiff’s favor, plaintiff contends that interest on the judgment accrues from the date of the verdict. In the event the court enters judgment in plaintiff’s favor Liggett intends to appeal, at which time Liggett may be required to post a bond. In addition, plaintiff filed a motion seeking an award of attorneys’ fees from Liggett based on plaintiff’s prior proposal for settlement.

Other Class Actions. Classes remain certified against Liggett in West Virginia (Blankenship), Kansas (Smith) and New Mexico (Romero). Blankenship is dormant. Smith v. Philip Morris and Romero v. Philip Morris are actions in which plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Class certification was granted in Smith in November 2001. Discovery is ongoing. Class certification was granted in Romero in April 2003 and was affirmed by the New Mexico Supreme Court in February 2005. In June 2006, the trial court granted defendants’ motions for summary judgment. Plaintiffs appealed to the New Mexico Court of Appeals. Briefing was completed in August 2007 and the parties are awaiting a decision.

Class action suits have been filed in a number of states against cigarette manufacturers, alleging, among other things, that the use of the terms “light” and “ultra light” constitutes unfair and deceptive trade practices, among other things. One such suit, Schwab v. Philip Morris, pending in federal court in New York since 2004, sought to create a nationwide class of “light” cigarette smokers. The action asserted claims under RICO which could result in treble damages. The proposed class sought as much as $200,000,000 in damages. In September 2006, the court granted plaintiff’s motion for class certification. In April 2008, the United States Court of Appeals for the Second Circuit granted the defendants’ motions to decertify the class. Liggett is a defendant in the Schwab case.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
In June 1998, in Cleary v. Philip Morris, Inc., a putative class action was brought in Illinois state court on behalf of persons who were allegedly injured by (i) the defendants’ purported conspiracy pursuant to which defendants allegedly concealed material facts regarding the addictive nature of nicotine; (ii) the defendants’ alleged acts of targeting their advertising and marketing to minors; and (iii) the defendants’ claimed breach of the public’s right to defendants’ compliance with laws prohibiting the distribution of cigarettes to minors. The plaintiffs request that the defendants be required to disgorge all profits unjustly received through their sale of cigarettes to plaintiffs, which in no event will be greater than $75 each, inclusive of punitive damages, interest and costs. In July 2006, the plaintiffs filed a motion for class certification. A class certification hearing occurred in September 2007 and the parties are awaiting a decision. Merits discovery is stayed pending a ruling by the court. Liggett is a defendant in the Cleary case.

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

Class certification motions are pending in a number of other cases and a number of orders denying class certification are on appeal. In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers, including Scott v. American Tobacco Co., Inc. In this case, a Louisiana jury returned a $591,000 verdict (subsequently reduced by the court to $279,000) against other cigarette manufacturers to fund medical monitoring or smoking cessation programs for members of the class. The verdict is on appeal.

Governmental Actions

As of March 31, 2008, there were two Governmental Actions pending against Liggett, only one of which is active. The claims asserted in health care cost recovery actions vary. In these cases, the governmental entities typically assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

In December 1998, in City of St. Louis v. American Tobacco Company Inc., a case pending in Missouri state court, the City of St. Louis and approximately 50 hospitals brought suit against Liggett and other cigarette manufacturers seeking recovery of costs expended by the hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. In June 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993 are pending. Discovery is ongoing. A hearing has been scheduled for September 3, 2008 on motions for summary judgment filed by the parties. Trial is scheduled to commence in January 2010.

DOJ Case. In September 1999, the United States government commenced litigation against Liggett and other cigarette manufacturers in the United States District Court for the District of Columbia. The action sought to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the federal government for lung

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
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

In August 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. The Final Judgment, among other things, ordered that the non-Liggett defendants are enjoined from: (i) committing any act of racketeering concerning the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) making any material false, misleading, or deceptive statement or representation concerning cigarettes that persuades people to purchase cigarettes; and (iii) utilizing “lights”, “low tar”, “ultra lights”, “mild”, or “natural” descriptors, or conveying any other express or implied health messages in connection with the marketing or sale of cigarettes, domestically and internationally, commencing January 1, 2007.

No monetary damages were awarded other than the government’s costs. The defendants appealed the Final Judgment in March 2007. In its appellate brief the government acknowledged that it was not appealing the district court’s decision to award no remedy against Liggett. Although this case has been concluded as to Liggett, it is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise imposes regulations which adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.

Third-Party Payor Actions

As of March 31, 2008, there was one Third-Party Payor Action pending against Liggett. Other cigarette manufacturers are also named. The Third-Party Payor Actions typically have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. In Third-Party Payor Actions, plaintiffs seek damages for: funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys’ fees. Although no specific amounts are provided, it is understood that requested damages against cigarette manufacturers in these cases might be in the billions of dollars.

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

Upcoming Trials

There is one individual action pending in New York state court, Hausrath v. Philip Morris Inc., where Liggett is a defendant, along with other cigarette manufacturers, that has been set for trial on September 8, 2008. There are at least nine individual actions in Florida, all Engle progeny cases, that may be set for trial in 2008. Trial dates are subject to change.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
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

In the Settling States, the MSA released Liggett from:
•	all claims of the Settling States and their respective political subdivisions and other recipients of state health care funds, relating to: (i) past conduct arising out of the use, sale, distribution, manufacture, development, advertising and marketing of tobacco products; (ii) the health effects of, the exposure to, or research, statements or warnings about, tobacco products; and

•	all monetary claims of the Settling States and their respective subdivisions and other recipients of state health care funds relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.
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

The MSA also requires Participating Manufacturers to affirm corporate principles to comply with the MSA and to reduce underage usage of tobacco products and imposes restrictions on lobbying activities conducted on behalf of Participating Manufacturers. In addition, the MSA provides for the appointment of an independent auditor to calculate and determine the amount of payments owed pursuant to the MSA.

Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.2%, 2.4% and 2.5% of the total cigarettes shipped in the United States in 2005, 2006 and 2007, respectively. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, would pay on each excess unit an amount equal (on a per-unit basis) to that due by the OPMs for that year. In April 2005, 2006, and 2007, Liggett and Vector Tobacco paid $20,982, $10,637 and $38,743 for their 2004, 2005 and 2006 MSA obligations, respectively. Liggett and Vector Tobacco paid $35,995 for their 2007 MSA obligations, having prepaid $34,500 in 2007.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Certain MSA Disputes

In 2005, the independent auditor under the MSA calculated that Liggett owed $28,668 for its 2004 sales. In April 2005, Liggett paid $11,678 and disputed the balance, as permitted by the MSA. Liggett subsequently paid $9,304 of the disputed amount, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At March 31, 2008, included in “Other assets” on the Company’s consolidated balance sheet, was a noncurrent receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686 is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the independent auditor’s retroactive change from “gross” to “net” units in calculating MSA payments, which Liggett contends is improper, as discussed below. From its April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,612 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,000 relating to the retroactive change from “gross” to “net” units. From its April 2008 payment, Liggett withheld approximately $4,000 for the 2007 NPM Adjustment and approximately $3,300 relating to the retroactive change from “gross” to “net” units. Vector Tobacco paid approximately $200 into the disputed payments account for the 2007 NPM Adjustment.

The following amounts have not been expensed in the accompanying condensed consolidated financial statements as they relate to Liggett’s and Vector Tobacco’s claim for an NPM adjustment: $6,513 for 2003, $3,789 for 2004 and $800 for 2005.

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

Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation has been commenced in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. To date, all 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable and 36 of those decisions are final. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.

Gross v. Net Calculations. In October 2004, the independent auditor notified Liggett and all other Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, had been recalculated using “net” unit amounts, rather than “gross” unit amounts (which had been used since 1999). The change in the method of calculation could, among other things, require additional MSA payments by Liggett of approximately $18,300, plus interest, for 2001 through 2007, require an additional payment of approximately $3,300 for 2008 and require additional amounts in future periods because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
•	the MSA provides for four-year time limitation periods for revisiting calculations and determinations, which precludes recalculating Liggett’s 1997 Market Share (and thus, Liggett’s market share exemption); and

•	Liggett and others have relied upon the calculations based on “gross” unit amounts since 1998.
No amounts have been expensed or accrued in the accompanying condensed consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.

QUEST 3. Vector Tobacco does not make MSA payments on sales of its QUEST 3 product as Vector Tobacco believes that QUEST 3 does not fall within the definition of a cigarette under the MSA. There can be no assurance that Vector Tobacco’s assessment is correct and that additional payments under the MSA for QUEST 3 will not be owed.

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

Other State Settlements. The MSA replaces Liggett’s prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. Liggett’s agreements with these states remain in full force and effect, and Liggett made various payments to these states during 1996, 1997 and 1998 under the agreements. These states’ settlement agreements with Liggett contained most favored nation provisions which could reduce Liggett’s payment obligations based on subsequent settlements or resolutions by those states with certain other tobacco companies. Beginning in 1999, Liggett determined that, based on each of these four states’ settlements with United States Tobacco Company, Liggett’s payment obligations to those states had been eliminated. With respect to all non-economic obligations under the previous settlements, Liggett believes it is entitled to the most favorable provisions as between the MSA and each state’s respective settlement with the other major tobacco companies. Therefore, Liggett’s non-economic obligations to all states and territories are now defined by the MSA. In 2003, in order to resolve any potential issues with Minnesota as to Liggett’s ongoing economic settlement obligations, Liggett negotiated a $100 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state.

In 2004, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. In 2004, Florida and Mississippi proposed settlements to Liggett in the total amount of $20,000 for the period 1998 though 2003. Further discussions among the parties have not resulted in any resolution of the disputes. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements.

Except for $2,500 accrued at March 31, 2008, in connection with the foregoing matters, no other amounts have been accrued in the accompanying condensed consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters or that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. For example, in July 2006, the Florida Supreme Court affirmed the intermediate appellate court’s decision in the Engle case vacating the punitive damages award and held that the class should be decertified prospectively, but, preserved several of the trial court’s Phase I findings. In June 2002, the jury in the Lukacs case, an individual case brought under the third phase of the Engle case, awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. If a final judgment is entered, Liggett may be required to bond the amount of the judgment to perfect its appeal. In April 2004, a jury in an individual action in a Florida state court awarded compensatory damages of $540 against Liggett and legal fees of $752. The legal fee award was reversed on appeal and remanded to the trial court for further proceedings. It is possible that additional cases could be decided unfavorably against Liggett. As a result of the Engle decision, Liggett and/or the Company have been served in approximately 1,900 Engle progeny cases. Other cigarette manufacturers have been named in these cases. These cases include approximately 8,150 plaintiffs. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation, or could lead to multiple adverse decisions in the Engle progeny cases. Management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its condensed consolidated financial statements for unfavorable outcomes. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual’s complaint against the tobacco industry seek money damages in an amount to be determined by a jury, plus punitive damages and costs.

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

It is possible that the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any of the smoking-related litigation.

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

Other Matters:

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement was recently extended through 2014. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at March 31, 2008.

There may be several other proceedings, lawsuits and claims pending against the Company and certain of its consolidated subsidiaries unrelated to tobacco or tobacco product liability. Management is of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect the Company’s financial position, results of operations or cash flows.

9.	INCOME TAXES

Vector’s income tax rates for the three months ended March 31, 2008 and 2007 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction.

The Company’s provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28.” For the three months ended March 31, 2008, the Company’s income tax provision was reduced because of the impact of the gain on the income from the Company’s investment in the St. Regis Hotel, which reduced income tax expense by $460 due to differences in the Company’s marginal tax rate of approximately 41% and its anticipated effective annual income tax rate from ordinary operations of approximately 45%. For the three months ended March 31, 2007, the Company did not include either the benefit from the settlement of a state income tax assessment in March 2007 or the income from the lawsuit settlement with the United States government in the computation of the effective annual income tax rate from estimated pre-tax results from ordinary operations. The benefit from the settlement of the state income tax assessment in March 2007 reduced income tax expense by approximately $450 and the income from the lawsuit settlement reduced income tax expense by approximately $800 due to differences in the Company’s marginal tax rate of approximately 41% and its anticipated effective annual income tax rate from ordinary operations of approximately 45% in 2007. Accordingly, the provision for income taxes for the three months ended March 31, 2007 has been computed by applying the discrete method in accordance with FIN 18 to account for these two items.

The Company’s current deferred income tax liabilities increased by approximately $75,500 during the three months ended March 31, 2008 as a result of the reclassification of a deferred tax liability from non-current to current liabilities. This reclassification resulted from the Company’s settlement with the Internal Revenue Service in July 2006, which required the Company to recognize taxable income of approximately $192,000 from the Philip Morris brand transaction by March 1, 2009.

10.	NEW VALLEY

Investments in non-consolidated real estate businesses. The components of “Investments in non-consolidated real estate businesses” were as follows as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Douglas Elliman Realty LLC	$31,905	$31,893
16th and K Holdings LLC	—	3,838

Investments in non-consolidated real estate businesses	$31,905	$35,731

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Residential Brokerage Business. New Valley recorded income of $1,337 and $4,156 for the three months ended March 31, 2008 and 2007, respectively, associated with Douglas Elliman Realty. New Valley’s income includes 50% of Douglas Elliman’s net income, as well as interest income earned by New Valley on a subordinated loan to Douglas Elliman Realty, increases to income resulting from amortization of negative goodwill which resulted from purchase accounting, and management fees. New Valley received cash distributions from Douglas Elliman Realty LLC of $325 and $245 for the three months ended March 31, 2008 and 2007, respectively.

Summarized financial information for Douglas Elliman Realty for the three months ended March 31, 2008 and 2007 and as of March 31, 2008 and December 31, 2007 is presented below.

	March 31, 2008	December 31, 2007
Cash	$19,418	$26,916
Other current assets	9,020	9,462
Property, plant and equipment, net	17,444	18,394
Trademarks	21,663	21,663
Goodwill	38,305	38,294
Other intangible assets, net	1,538	1,928
Other non-current assets	919	850
Notes payable — current	584	581
Current portion of notes payable to member - Prudential Real Estate Financial Services Of America, Inc.	4,373	4,373
Current portion of notes payable to member — New Valley	625	625
Other current liabilities	18,516	26,579
Notes payable — long term	890	2,402
Notes payable to member — Prudential Real Estate Financial Services of America, Inc.	12,389	15,115
Notes payable to member — New Valley	8,673	8,583
Other long-term liabilities	7,874	6,599
Members’ equity	54,383	52,650

	Three Months Ended
	March 31,
	2008	2007
Revenues	$81,363	$91,849
Costs and expenses	77,229	81,433
Depreciation expense.	1,350	1,600
Amortization expense.	74	87
Interest expense, net	863	1,274
Income tax expense	115	110

Net income	$1,732	$7,345

16th and K Holdings LLC. In 2007, 16th and K Holdings LLC entered into certain agreements to sell 90% of the St. Regis Hotel. The sale closed in March 2008. In addition to retaining a 3% interest, net of incentives, in the St. Regis Hotel, New Valley received $15,822 in March 2008 and anticipates receiving an additional approximate $1,400 associated with the sale of the hotel in 2008 and approximately an additional $5,000 in various installments between 2009 and 2012. The Company recorded the $15,822 as an investing activity in the condensed consolidated statement of cash flows as the distribution related to the sale of the St. Regis hotel. New Valley recorded equity losses of $3,796 and $43 for the three months ended March 31, 2008 and 2007, respectively, associated with 16th and K Holdings LLC. For the three months ended March 31, 2008, New Valley also recorded equity income of $15,779 in connection with the gain from the sale of the St. Regis because the amount received from 16th and K Holdings exceeded the Company’s basis in the investment and the Company has no legal obligation to make additional investments to 16th and K Holdings.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Mortgage receivable. In March 2008, a subsidiary of New Valley LLC purchased a loan secured by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena.” The loan, which is currently in foreclosure, was purchased for its face value plus acquisition costs. The loan is being accounted for under the cost recovery method.

The borrowers are Escena-PSC, LLC and Palm Springs Classic, LLC, a joint venture of Lennar Homes of California, Inc and Empire Land, LLC. Lennar Homes is an affiliate of Lennar Corporation. The project consists of 867 residential lots with site and public infrastructure, a 18-hole Nicklaus Design golf course, a substantially completed clubhouse, and a 450-room hotel site on seven acres of land.

11.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, for financial assts and financial liabilities. SFAS No. 157 does not require any new fair value measurements but rather introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement clarifies that fair value is an exit price, representing amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

SFAS No. 157 utilizes a three-tier fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2	Inputs other than quoted prices that are observable for the assets or liability, either directory or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3	Unobservable inputs in which there is little market data, which requires the reporting entity to develop their own assumptions
This hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value Measurements as of March 31, 2008
		Quoted
		Prices in
		Active	Significant
		Markets for	other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$211,896	$211,896	$—	$—
Investment securities available for sale	45,742	39,897	5,845	—

Total	$254,036	$248,191	$5,845	$—

Liabilities:
Fair Value of derivatives embedded within convertible debt	$104,026	$—	$—	$104,026

The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The $5,845 of the investments securities available for sale in Level 2 are not registered and therefore do not have direct market quotes.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The fair value of derivatives embedded within convertible debt were derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt as of March 31, 2008 are disclosed in Note 6.

12.	SEGMENT INFORMATION

The Company’s significant business segments for the three months ended March 31, 2008 and 2007 were Liggett, Vector Tobacco and New Valley. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The New Valley segment includes the Company’s equity income and investments in non-consolidated real estate businesses and mortgage receivable.

Financial information for the Company’s continuing operations before taxes for the three months ended March 31, 2008 and 2007 follows:

		Vector	Real	Corporate
	Liggett	Tobacco	Estate	and Other	Total
Three months ended March 31, 2008
Revenues	$131,645	$560	—	—	$132,205
Operating income (loss)	37,344	(2,410)	—	(6,893)	28,041
Equity income from non-consolidated real estate businesses	—	—	13,320	—	13,320
Identifiable assets	336,829	2,176	53,350	396,206	788,561
Depreciation and amortization	1,853	30	—	585	2,468
Capital expenditures	1,215	12	—	—	1,227

Three months ended March 31, 2007
Revenues	$132,813	$1,079	$—	$—	$133,892
Operating income (loss)	35,460	(2,304)	—	(7,436)	25,720
Equity income from non-consolidated real estate businesses	—	—	2,410	—	2,410
Identifiable assets	311,479	7,808	30,455	315,204	664,946
Depreciation and amortization	2,011	33	—	585	2,629
Capital expenditures	1,666	44	—	—	1,710

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
13.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to Securities and Exchange Commission Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered”. Each of the subsidiary guarantors are 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. The Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting.

The 11% Senior Secured Notes issued due 2015, issued on August 16, 2007 by Vector are fully and unconditionally guaranteed on a joint and several basis by all of the 100%-owned domestic subsidiaries of the Company that are engaged in the conduct of its cigarette businesses. (See Note 6.) The notes are not guaranteed by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley LLC. Presented herein are unaudited condensed consolidating balance sheets as of March 31, 2008 and December 31, 2007, the related unaudited condensed consolidating statements of operations for the three months ended March 31, 2008 and 2007 and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 of the Company (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).

The indenture contains covenants that restrict the payment of dividends by the Company if the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the indenture, for the most recently ended four full quarters is less than $50,000. The indenture also restricts the incurrence of debt if the Company’s Leverage Ratio and its Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. The Company’s Leverage Ratio is defined in the indenture as the ratio of the Company’s and the guaranteeing subsidiaries’ total debt less the fair market value of the Company’s and the guaranteeing subsidiaries’ cash and cash equivalents, investments in securities and long-term investments to Consolidated EBITDA, as defined in the indenture. The Company’s Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$212,459	$6,366	$—	$—	$218,825
Investment securities available for sale	45,664	—	78	—	45,742
Accounts receivable — trade	—	9,080	—	—	9,080
Intercompany receivables	90	—	—	(90)	—
Inventories	—	90,951	—	—	90,951
Deferred income taxes	14,464	362	—	—	14,826
Income taxes receivable	—	14,774	—	(14,774)	—
Other current assets	303	3,216	—	—	3,519

Total current assets	272,980	124,749	78	(14,864)	382,943

Property, plant and equipment, net	834	52,272	—	—	53,106
Mortgage receivable	—	—	21,445	—	21,445
Long-term investments accounted for at cost	72,233	—	728	—	72,961

Long-term investments accounted under the equity method	9,253	—	—	—	9,253
Investments in non- consolidated real estate businesses	—	—	31,905	—	31,905
Investments in consolidated subsidiaries	220,395	—	—	(220,395)	—
Restricted assets	3,951	4,924	—	—	8,875
Deferred income taxes	21,928	905	4,327	—	27,160
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	43,105	—	—	43,105
Other assets	17,350	12,946	1	—	30,297

Total assets	$618,924	$346,412	$58,484	$(235,259)	$788,561

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$27,838	$—	$—	$27,838
Accounts payable	364	4,942	6	—	5,312
Intercompany payables	—	90	—	(90)	—
Accrued promotional expenses	—	9,610	—	—	9,610
Income taxes payable, net	3,848	—	21,580	(14,774)	10,654
Accrued excise and payroll taxes payable, net	—	5,964	—	—	5,964
Settlement accruals	—	22,133	—	—	22,133
Deferred income taxes	86,223	11,974	—	—	98,197
Accrued interest	4,988	—	—	—	4,988
Other current liabilities	3,826	10,181	779	—	14,786

Total current liabilities	99,249	92,732	22,365	(14,864)	199,482
Notes payable, long-term debt and other obligations, less current portion	256,466	21,049	—	—	277,515
Fair value of derivatives embedded within convertible debt	104,026	—	—	—	104,026
Non-current employee benefits	27,178	15,165	—	—	42,343
Deferred income taxes	44,143	20,132	110	—	64,385
Other liabilities	481	10,523	2,425	—	13,429

Total liabilities	531,543	159,601	24,900	(14,864)	701,180

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity	87,381	186,811	33,584	(220,395)	87,381

Total liabilities and stockholders’ equity	$618,924	$346,412	$58,484	$(235,259)	$788,561

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2007
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$228,901	$9,216	$—	$—	$238,117
Investment securities available for sale	45,841	—	34	—	45,875
Accounts receivable — trade	—	3,113	—	—	3,113
Intercompany receivables	19	—	—	(19)	—
Inventories	—	86,825	—	—	86,825
Deferred income taxes	18,003	333	—	—	18,336
Income taxes receivable	27,364	—	—	(27,364)	—
Other current assets	103	3,257	—	—	3,360

Total current assets	320,231	102,744	34	(27,383)	395,626

Property, plant and equipment, net	867	53,565	—	—	54,432
Long-term investments accounted for at cost	72,233	—	738	—	72,971
Long-term investments accounted under the equity method	10,495	—	—	—	10,495
Investments in non- consolidated real estate businesses	—	—	35,731	—	35,731
Investments in consolidated subsidiaries	190,354	—	—	(190,354)	—
Restricted assets	3,859	4,907	—	—	8,766
Deferred income taxes	21,288	883	4,466	—	26,637
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	42,084	—	—	42,084
Other assets	18,066	12,970	—	—	31,036

Total assets	$637,393	$324,664	$40,969	$(217,737)	$785,289

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	December 31, 2007
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$20,618	$—	$—	$20,618
Accounts payable	2,194	4,786	—	—	6,980
Intercompany payables	—	19	—	(19)	—
Accrued promotional expenses	—	9,210	—	—	9,210
Income taxes payable, net	—	13,245	16,482	(27,364)	2,363
Accrued excise and payroll taxes payable, net	—	5,327	—	—	5,327
Settlement accruals	—	10,041	—	—	10,041
Deferred income taxes	20,218	3,801	—	—	24,019
Accrued interest	9,475	—	—	—	9,475
Other current liabilities	6,486	14,118	700	—	21,304

Total current liabilities	38,373	81,165	17,182	(27,383)	109,337
Notes payable, long-term debt and other obligations, less current portion	254,538	22,640	—	—	277,178
Fair value of derivatives embedded within convertible debt	101,582	—	—	—	101,582
Non-current employee benefits	25,983	14,950	—	—	40,933
Deferred income taxes	115,571	26,223	110	—	141,904
Other liabilities	494	10,571	2,438	—	13,503

Total liabilities	536,541	155,549	19,730	(27,383)	684,437

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity	100,852	169,115	21,239	(190,354)	100,852

Total liabilities and stockholders’ equity	$637,393	$324,664	$40,969	$(217,737)	$785,289

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$132,205	$—	$—	$132,205
Expenses:
Cost of goods sold	—	80,007	—	—	80,007
Operating, selling, administrative and general expenses	7,194	16,568	395	—	24,157
Management fee expense	—	1,985	—	(1,985)	—

Operating income (loss)	(7,194)	33,645	(395)	1,985	28,041
Other income (expenses):
Interest and dividend income	1,896	75	—	—	1,971
Interest expense	(14,671)	(582)	—	—	(15,253)
Changes in fair value of derivatives embedded within convertible debt	(2,444)	—	—	—	(2,444)
Equity income from non-consolidated real estate businesses	—	—	13,320	—	13,320
Equity income in consolidated subsidiaries	27,742	—	—	(27,742)	—
Management fee income	1,985	—	—	(1,985)	—
Other, net	(569)	—	(4)	—	(573)

Income before provision for income taxes	6,745	33,138	12,921	(27,742)	25,062
Income tax benefit (expense)	7,562	(13,032)	(5,285)	—	(10,755)

Net income	$14,307	$20,106	$7,636	$(27,742)	$14,307

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2007
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$133,892	$—	$—	$133,892
Expenses:
Cost of goods sold	—	84,685	—	—	84,685
Operating, selling, administrative and general expenses	7,772	15,096	619	—	23,487
Management fee expense	—	1,917	—	(1,917)	—

Operating income (loss)	(7,772)	32,194	(619)	1,917	25,720
Other income (expenses):
Interest and dividend income	4,272	139	—	(2,555)	1,856
Interest expense	(8,138)	(3,551)	—	2,555	(9,134)
Changes in fair value of derivatives embedded within convertible debt	27	—	—	—	27
Provision for loss on Investments, net	2	—	(1,160)	—	(1,158)
Equity income from non-consolidated real estate businesses	—	—	2,410	—	2,410
Income from lawsuit settlement.	—	—	20,000	—	20,000
Equity income in consolidated subsidiaries	29,117	—	—	(29,117)	—
Management fee income	1,917	—	—	(1,917)	—
Other, net	(4)	1	(2)	—	(5)

Income before provision for income taxes	19,421	28,783	20,629	(29,117)	39,716
Income tax benefit (expense)	3,706	(12,326)	(7,969)	—	(16,589)

Net income	$23,127	$16,457	$12,660	$(29,117)	$23,127

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$16,735	$(4,689)	$968	$1,145	$14,159

Cash flows from investing activities:
Purchase of investment securities	(5,182)	—	—	—	(5,182)
Proceeds from sale or liquidation of long-term investments	—	—	10	—	10
Purchase of mortgage receivable	—	—	(21,445)	—	(21,445)
Distributions from non-consolidated real estate businesses	—	—	15,822	—	15,822
Increase in cash surrender value of life insurance policies	(101)	(42)	—	—	(143)
(Increase) decrease in non-current restricted assets	(92)	(17)	—	—	(109)
Investments in subsidiaries	(1,000)	—	—	1,000	—
Capital expenditures	—	(1,227)	—	—	(1,227)

Net cash used in	(6,375)	(1,286)	(5,613)	1,000	(12,274)
investing activities

Cash flows from financing activities:
Repayments of debt	—	(1,501)	—	—	(1,501)
Deferred financing charges	(99)	—	—	—	(99)
Borrowings under revolver	—	128,429	—	—	128,429
Repayments on revolver	—	(121,303)	—	—	(121,303)
Capital contributions received	—	1,000	4,645	(5,645)	—
Intercompany dividends paid	—	(3,500)	—	3,500	—
Dividends and distributions on common stock	(26,717)	—	—	—	(26,717)
Proceeds from exercise of Vector options and warrants	13	—	—	—	13
Tax benefit of options exercised	1	—	—	—	1

Net cash provided by (used in) financing activities	(26,802)	3,125	4,645	(2,145)	(21,177)

Net decrease in cash and cash equivalents	(16,442)	(2,850)	—	—	(19,292)
Cash and cash equivalents, beginning of year	228,901	9,216	—	—	238,117

Cash and cash equivalents, end of year	$212,459	$6,366	$—	$—	$218,825

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2007
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$17,357	$38,902	$98	$(25,288)	$31,069

Cash flows from investing activities:
Purchase of investment securities	(6,032)	—	—	—	(6,032)
Purchase of long-term investments	—	—	(62)	—	(62)
Distributions from non-consolidated real estate businesses	—	—	1,000	—	1,000
Investments in non-consolidated real estate businesses	—	—	(750)	—	(750)
Increase in cash surrender value of life insurance policies	(93)	(108)	—	—	(201)
(Increase) decrease in non-current restricted assets	(150)	59	—	—	(91)
Receipt of repayment of notes receivable	4,000	—	—	(4,000)	—
Investments in subsidiaries	(950)	—	—	950	—
Capital expenditures	—	(1,710)	—	—	(1,710)

Net cash (used in) provided by investing activities	(3,225)	(1,759)	188	(3,050)	(7,846)

Cash flows from financing activities:
Repayments of debt	—	(5,702)	—	4,000	(1,702)
Borrowings under revolver	—	119,440	—	—	119,440
Repayments on revolver	—	(124,803)	—	—	(124,803)
Distributions on common stock	(25,934)	—	—	—	(25,934)
Capital contributions received	—	950	—	(950)	—
Intercompany dividends	—	(25,000)	(288)	25,288	—
Proceeds from exercise of options and warrants	846	—	—	—	846

Net cash used in financing activities	(25,088)	(35,115)	(288)	28,338	(32,153)

Net (decrease) increase in cash and cash equivalents.	(10,956)	2,028	(2)	—	(8,930)
Cash and cash equivalents, beginning of year	132,942	13,797	30	—	146,769

Cash and cash equivalents, end of year	$121,986	$15,825	$28	$—	$137,839

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
     All of Liggett’s unit sales volume in 2007 and the first three months ended March 31, 2008 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
     Liggett’s cigarettes are produced in approximately 245 combinations of length, style and packaging. Liggett’s current brand portfolio includes:
•	LIGGETT SELECT — the third largest brand in the deep discount category,

•	GRAND PRIX — a growing brand in the deep discount segment,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category,

•	PYRAMID — the industry’s first deep discount product with a brand identity, and

•	USA and various Partner Brands and private label brands.
     In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT was the largest seller in Liggett’s family of brands in 2007 and comprised 32.9% of Liggett’s unit volume in 2007. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX is marketed as the “lowest price fighter” to specifically compete with brands which are priced at the lowest level of the deep discount segment.

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
     The discount segment is a challenging marketplace, with consumers having less brand loyalty and placing greater emphasis on price. Liggett’s competition is now divided into two segments. The first segment is made up of the four largest manufacturers of cigarettes in the United States, Philip Morris USA Inc., Reynolds America Inc. (following the combination of RJR Tobacco and Brown & Williamson’s United States tobacco business in July 2004), Lorillard Tobacco Company and Commonwealth Brands, Inc. (which Imperial Tobacco PLC acquired in 2007). The three largest manufacturers, while primarily premium cigarette based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell lower quality, deep discount cigarettes.
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
     Proposed and enacted excise tax increases. Congress is considering proposals to increase the federal excise tax by as much as $0.61 per pack. Eleven states enacted increases to state excise taxes in 2007. Further increases in states’ taxes are expected in 2008.
     Tobacco Settlement Agreements. In October 2004, the independent auditor under the Master Settlement Agreement notified Liggett and all other Participating Manufacturers that their payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, had been recalculated using “net” unit amounts, rather than “gross” unit amounts (which had been used since 1999 to calculate market share and the allocation of the base amount of payments under the Master Settlement Agreement). The change in the method of calculation could, among other things, require additional Master Settlement Agreement payments by Liggett of approximately $18,300, plus interest, for 2001 through 2007, require an additional payment of approximately $3,300 for 2008 and require additional amounts in future periods because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the Master Settlement Agreement. Liggett has objected to this retroactive change and has disputed the change in methodology. No amounts have been accrued or expensed in our consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.

     In 2005, the independent auditor under the Master Settlement Agreement calculated that Liggett owed $28,668 for its 2004 sales. Liggett paid $11,678 and disputed the balance, as permitted by the Master Settlement Agreement. Liggett subsequently paid $9,304 of the disputed amount, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At March 31, 2008, included in “Other assets” on our consolidated balance sheet was a receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686 is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the independent auditor’s retroactive change from “gross” to “net” units in calculating Master Settlement Agreement payments, which Liggett contends is improper, as discussed above. From its April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,612 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,000 relating to the retroactive change from “gross” to “net” units. From its April 2008 payment, Liggett withheld approximately $4,000 for the 2007 NPM Adjustment and approximately $3,300 related to the retroactive change from “gross” to “net” units. Vector Tobacco paid approximately $200 into the disputed payments account for the 2007 NPM Adjustment.
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
     Since April 2006, notwithstanding provisions in the Master Settlement Agreement requiring arbitration, litigation has been commenced in 49 Settling States and territories over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the Master Settlement Agreement previously determined to be as much as $1,200,000 for all Participating Manufacturers. To date, all 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable and 36 of these decisions are final. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.
     Vector Tobacco does not make MSA payments on sales of its QUEST 3 product as Vector Tobacco believes that QUEST 3 does not fall within the definition of a cigarette under the MSA. There can be no assurance that Vector Tobacco’s assessment is correct and that additional payments under the MSA for QUEST 3 will not be owed.
     In 2003, in order to resolve any potential issues with Minnesota as to Liggett’s ongoing economic settlement obligations, Liggett negotiated a $100 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett has failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. In 2004, Florida and Mississippi proposed settlements to Liggett in the amount of $20,000 for the period 1998 through 2003. Further discussions among the parties have not resulted in any resolutions of the disputes. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements.
     Except for $2,500 accrued as of March 31, 2008, in connection with the foregoing matters, no other amounts have been accrued in the accompanying consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect our consolidated financial position, results of operations or cash flows.
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
     Sale of St. Regis Hotel. In 2007, 16th and K Holdings LLC entered into certain agreements to sell 90% of the St. Regis Hotel. The sale closed in March 2008. In addition to retaining a 3% interest, net of incentives, in the St. Regis Hotel, New Valley received $15,822 in March 2008 and anticipates receiving from the sale approximately $1,400 in 2008 and approximately an additional $5,000 in various installments between 2009 and 2012. New Valley recorded losses of $3,796 and $43 for the three months ended March 31, 2008 and 2007, respectively, associated with 16th and K Holdings LLC. For the three months ended March 31, 2008, New Valley also recorded income of $15,779 in connection with the gain from the sale of the St. Regis.
     Escena. In March 2008, a subsidiary of New Valley LLC purchased a loan secured by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena.” The loan, which is currently in foreclosure, was purchased for its face value plus acquisition costs. The loan is being accounted for under the cost recovery method. The borrowers are Escena-PSC, LLC and Palm Springs Classic, LLC, a joint venture of Lennar Homes of California, Inc and Empire Land, LLC. Lennar Homes is an affiliate of Lennar Corporation. The project consists of 867 residential lots with site and public infrastructure, an 18-hole Nicklaus Design golf course, a substantially completed clubhouse, and a 450-room hotel site on seven acres of land.
Recent Developments in Tobacco-Related Litigation
     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of March 31, 2008, there were approximately 1,925 individual suits (excluding approximately 100 individual cases pending in West Virginia state court as part of a consolidated action; Liggett has been severed from the trial of the consolidated action), 11 purported class actions and four governmental and other third- party payor health care reimbursement actions pending in the United States in which Liggett or us, or both, were named as a defendant.

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
     In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 mandate, are referred to as the “Engle progeny cases.” As of March 31, 2008, Liggett and/or the Company have been served in approximately 1,900 Engle progeny cases in both state and federal courts in Florida. Other cigarette manufacturers have been named as defendants in these cases. These cases include approximately 8,150 plaintiffs. Although the deadline for filing Engle progeny cases has passed, the total number of cases will increase as not all cases have been served.
     In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Company, awarded $37,500 in compensatory damages in a case involving Liggett and two other cigarette manufacturers. In March 2003, the court reduced the amount of the compensatory damages to $24,860. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle class member suit following entry of final judgment by the Engle trial court. In the event the court enters judgment in plaintiff’s favor Liggett intends to appeal, at which time Liggett may be required to post a bond. In addition, plaintiff filed a motion seeking an award of attorneys’ fees from Liggett based on plaintiff’s prior proposal for settlement. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
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

Critical Accounting Policies
     There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2007, except for the changes set forth below. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.
     Recently Adopted Accounting Pronouncements. Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”) for financial assets and financial liabilities. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. We will adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of SFAS No. 157 on financial assets and financial liabilities did not have a material impact on our consolidated results of operations, financial position or cash flows. We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated results of operations, financial position or cash flows.
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
     For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three months ended March 31, 2008 and 2007 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of the Medallion Company, Inc. acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Revenues:
Liggett	$131,645	$132,813
Vector Tobacco	560	1,079

Total revenues	$132,205	$133,892

Operating income:
Liggett	$37,344	$35,460
Vector Tobacco	(2,410)	(2,304)

Total tobacco	34,934	33,156

Corporate and other	(6,893)	(7,436)

Total operating income	$28,041	$25,720

Three Months Ended March 31, 2008 Compared to Three Months ended March 31, 2007
     Revenues. Total revenues were $132,205 for the three months ended March 31, 2008 compared to $133,892 for the three months ended March 31, 2007. This $1,687 (1.3%) decrease in revenues was due to a $1,168 (0.9%) decrease in revenues at Liggett and a $519 (48.1%) decrease in revenues at Vector Tobacco.
     Tobacco Revenues. In September 2006, Liggett generally reduced its promotional pricing on LIGGETT SELECT and EVE by $1.00 per carton and increased the list price of GRAND PRIX by $1.00 per carton. In April 2007, Liggett increased the list price of GRAND PRIX by an additional $1.00 per carton. In September 2007, Liggett increased the list price of LIGGETT SELECT, EVE and GRAND PRIX by an additional $0.70 per carton. In April 2008, Liggett increased the list price of GRAND PRIX by $0.40 per carton.
     Tobacco Revenues. All of Liggett’s sales for the first three months of 2008 and 2007 were in the discount category. For the three months ended March 31, 2008, net sales at Liggett totaled $131,645, compared to $132,813 for the three months ended March 31, 2007. Revenues decreased by 0.9% ($1,168) due to a 8.3% decrease in unit sales volume (approximately 188.5 million units) accounting for $11,075 in unfavorable volume variance and $606 unfavorable sales mix offset by a $10,513 favorable variance from pricing and lower promotional spending. Net revenues of the LIGGETT SELECT brand decreased $3,855 for the first quarter of 2008 compared to 2007, and its unit volume decreased 13.6% in 2008 period compared to 2007. Net revenues of the GRAND PRIX brand increased $5,377 for the first quarter of 2008 compared to the 2007 as a favorable variance from pricing and lower promotional spending of $5,803 partially offset by a decline in volume of 1.3% (8.4 million units).
     Revenues at Vector Tobacco for the three months ended March 31, 2008 were $560 compared to $1,079 in the 2007 period due to decreased sales volume. Vector Tobacco’s revenues in both periods related to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $52,198 for the first three months ended March 31, 2008 compared to $49,207 for the three months ended March 31, 2007. This represented an increase of $2,991 (6.1%) when compared to the same period last year, due primarily to decreased promotional spending expense. Liggett’s brands contributed 99.7% to our gross profit and Vector Tobacco contributed 0.3% for the three months ended March 31, 2008. Over the same period in 2007, Liggett’s brands contributed 99.4% to tobacco gross profit and Vector Tobacco contributed 0.6%.
     Liggett’s gross profit of $52,026 for the three months ended March 31, 2008 increased $3,138 from gross profit of $48,888 for the three months ended March 31, 2007. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 57.2% for the three months ended March 31, 2008 compared to gross profit of 55.2% for the three months ended March 31, 2007. This increase in Liggett’s gross profit in the 2008 period was attributable to due primarily to decreased promotional spending expense and approximately $1,100 of a one-time decrease in MSA expense as a result of the MSA assessment for 2007 being less than anticipated.
     Vector Tobacco’s gross profit was $172 for the three months ended March 31, 2008 compared to gross profit of $319 for the same period in 2007. The decrease was due primarily to the reduced sales volume.
     Expenses. Operating, selling, general and administrative expenses were $24,157 for the three months ended March 31, 2008 compared to $23,487 for the same period last year, an increase of $670 (2.9%). Expenses at Liggett were $14,682 for the three months ended March 31, 2008 compared to $13,427 for the same period in the prior year, an increase of $1,255 or 9.3%. The increase related to increased compensation and product liability legal expenses in the 2008 period compared to the 2007 period. Liggett’s product liability legal expenses of $1,363 for the three months ended March 31, 2008 compared to $1,031 for the same period in the prior year. Expenses at Vector Tobacco for the three months ended March 31, 2008 were $2,582 compared to expenses of $2,624 for the three months ended March 31, 2007. Expenses at the corporate level decreased from $7,436 to $6,893 primarily as a result of the absence of $410 of incremental expenses associated with our lawsuit settlement in March 2007.
     For the three months ended March 31, 2008, Liggett’s operating income increased $1,884 to $37,344 compared to $35,460 for the same period in 2007 primarily due to increased gross profit. For the three months ended March 31, 2008, Vector Tobacco’s operating loss was $2,410 compared to a loss of $2,304 for the three months ended March 31, 2007.
     Other Income (Expenses). For the three months ended March 31, 2008, other income (expenses) was a loss of $2,979 compared to income of $13,996 for the three months ended March 31, 2007. For the three months ended March 31, 2008, equity income from non-consolidated real estate businesses of $13,320, and interest and dividend income of $1,971 and was primarily offset by interest expense of $15,253, changes in fair value of derivatives embedded within convertible debt of $2,444 and a loss of $567 associated with the performance of an investment partnership. The equity income of $13,320 for the 2008 period resulted from New Valley’s investment in Douglas Elliman Realty which contributed $1,337 and $11,983 from 16th and K, which consisted of equity losses from the operations of the St. Regis hotel of $3,796 and income of $15,779 in connection with the gain on the disposal of 16th and K's interest in 90% of the St. Regis Hotel in Washington, D.C. For the three months ended March 31, 2007, other income consisted primarily of $20,000 for the NASA lawsuit settlement, equity income from non-consolidated real estate businesses of $2,410 and interest and dividend income of $1,856 and was primarily offset by interest expense of $9,134 and a loss on investments of $1,158. The equity income of $2,410 for the 2007 period resulted primarily from income of $4,156 related to New Valley’s investment in Douglas Elliman Realty offset by losses of $953 in Ceebraid, $750 in Koa Investors, and $43 in 16th and K. As of March 31, 2007, New Valley has suspended its recognition of equity losses in Ceebraid and Koa Investors as such losses exceed its basis plus any commitment to make additional investments.
     The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The loss from the embedded derivative in the three months ended March 31, 2008 was primarily the result of declining interest rates offset by the payment of interest during the period. The gain from the embedded derivative in the three months ended March 31, 2007 was primarily the result of payment of interest during the period offset by declining long-term interest rates.
     Income before income taxes. Income before income taxes for the three months ended March 31, 2008 was $25,062 compared to income before income taxes of $39,716 for the three months ended March 31, 2007.
     Income tax provision. The income tax provision was $10,755 and $16,589 for the three months ended March 31, 2008 and 2007, respectively. Our income tax rate for the three months ended March 31, 2008 and 2007 did not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes offset by the impact of the domestic production activities deduction.
     In addition, our income tax provision for 2008 was reduced because of the impact of the gain on the disposal of the St. Regis, which reduced income tax expense by $460 due to differences in our marginal tax rate of approximately 41% and our anticipated effective annual income tax rate from ordinary operations of approximately 45%. In addition, our income tax provision for 2007 was reduced because of the impact of the settlement of a state income tax assessment in March 2007, which reduced income tax expense by $450, and the $19,590 of income from the lawsuit settlement, which reduced income tax expense by approximately $800 due to differences in our marginal tax rate of approximately 41% and our anticipated effective annual income tax rate from ordinary operations of approximately 45%. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28”. We did not include the discrete items discussed above in the 2008 or 2007 computation of our effective annual income tax rate from estimated pre-tax results from ordinary operations. Accordingly, our provision for income taxes for the three months ended March 31, 2008 and 2007 has been computed by applying the discrete method in accordance with FIN 18 to account for these items.
Liquidity and Capital Resources
     Net cash and cash equivalents decreased $19,292 for the three months ended March 31, 2008 and decreased $8,930 for the three months ended March 31, 2007.
     Net cash provided from operations was $14,159 and $31,069 for the three months ended March 31, 2008 and 2007, respectively. The difference between the two periods relates primarily to increased inventories at Liggett in 2008 compared to a decrease in 2007, larger increases in accounts receivable and increased payments of compensation accruals at Liggett Vector Brands in 2008.
     Cash used in investing activities was $12,274 for the three months ended March 31, 2008 compared to cash used in investing activities of $7,846 for the 2007 period. In the first quarter of 2008, cash was used for the purchase of the mortgage receivable of $21,445, the purchase of investment securities of $5,182, capital expenditures of $1,227, increase in the cash surrender value of corporate-owned life insurance policies of $143, an increase in restricted assets of $109, offset primarily by distributions from non-consolidated real estate businesses of $15,822. In the first quarter of 2007, cash was used primarily for capital expenditures of $1,710, the purchase of investment securities of $6,032, investment in non-consolidated real estate businesses of $750 and increase in the cash surrender value of corporate-owned life insurance policies of $201 offset by distributions from non-consolidated real estate businesses of $1,000.
     Cash used in financing activities was $21,177 for the three months ended March 31, 2008 compared to cash used of $32,153 for the 2007 period. In the first quarter of 2008, cash was primarily used for distributions on common stock of $26,717 and repayments on debt of $1,501 offset by net borrowings of debt under the revolver of $7,126. In the first quarter of 2007, cash was used for distributions on common stock of $25,934, repayments on debt of $1,702 and net repayments of debt under the revolver of $5,363 and was offset primarily by proceeds from the exercise of options of $846.
     Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $21,909 was outstanding at March 31, 2008. Availability as determined under the facility was approximately $8,200 based on eligible collateral at March 31, 2008. The facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the facility, on a trailing twelve-month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The covenants also require that annual capital expenditures, as defined under the facility, (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year. At March 31, 2008, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were approximately $144,200 for the twelve months ended March 31, 2008.
     Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Liggett has a number of valid defenses to claims asserted against it. Litigation is subject to many uncertainties. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. Liggett may be required to bond the amount of the judgment to perfect its appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 8 to our condensed consolidated financial statements and “Legislation and Regulation” below for a description of legislation, regulation and litigation.
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
     We or our subsidiaries file U.S. federal income tax returns and returns with various state and local jurisdictions. Our condensed consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of March 31, 2008, our deferred income tax liabilities exceeded our deferred income tax assets by $120,596. Our current deferred income tax liabilities increased by approximately $75,500 during the three months ended March 31, 2008 as a result of the reclassification of a deferred tax liability from non-current to current liabilities. This reclassification resulted from our settlement with the Internal Revenue Service in July 2006, which required us to recognize taxable income of approximately $192,000 from the Philip Morris brand transaction by March 1, 2009. The largest component of our deferred tax liabilities exists because of differences that resulted from the Philip Morris brand transaction discussed above.
Market Risk
     We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.

     As of March 31, 2008, approximately $40,085 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of March 31, 2008, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $401.
     In addition, as of March 31, 2008, approximately $91,464 ($221,864 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and its carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance and whose value at March 31, 2008 was estimated at $104,026. Changes to the estimated fair value of these embedded derivatives are reflected quarterly within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $4,525 with approximately $525 resulting from the embedded derivative associated with our 5% variable interest senior convertible notes due 2011 and the remaining $4,000 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $4,950 per year.
     We held investment securities available for sale totaling $45,742 at March 31, 2008, which includes 13,888,889 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $25,972 and 5,057,110 shares of Opko Health, Inc., which were carried at $10,418. In March 2008, we acquired 2,800,000 shares of Opko in a private placement. These shares have not been registered for resale. See Note 3 to our condensed consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.
     New Valley also holds long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.
New Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. We have not elected to use the fair value option.
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

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 seeks qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 also seeks enhanced disclosure around derivative instruments in financial statements, accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how hedges affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us as of January 1, 2009 and we do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated results of operations, financial position or cash flows
     On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). We are currently assessing the impact of FSP No. APB 14-1 on our consolidated financial statements.
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
     Further information on risks and uncertainties specific to our business include the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
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

Reference is made to Note 8, incorporated herein by reference, to our condensed consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which our company, VGR Holding, Liggett, Vector Tobacco, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related material legal proceedings to which Liggett is a party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.

Item 1A.	Risk Factors

Except as set forth below, there are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K for the year ended December 31, 2007. Please refer to that section for disclosures regarding the risks and uncertainties related to our business. The risk factors in the Annual Report on Form 10-K entitled “Litigation will continue to harm the tobacco industry”, “Individual tobacco-related cases have increased as a result of the Florida Supreme Court’s ruling in Engle” and “Liggett may have additional payment obligations under the Master Settlement Agreement and its other settlement agreements with the states” are revised to reflect the updated information concerning the number and status of cases and other matters discussed under Note 8 to our condensed consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition — Recent Developments — Tobacco Settlement Agreements”, “— Recent Developments in Legislation, Regulation and Tobacco-Related Litigation”, and “— Legislation and Regulation.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended March 31, 2008.

No securities of ours were repurchased by us or our affiliated purchasers during the three months ended March 31, 2008.

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

Date: May 12, 2008