Form 10-Q
period 2008-06-30
VECTOR GROUP LTD
filed 2008-08-11
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2008

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
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes     ☒ No
     At August 8, 2008, Vector Group Ltd. had 62,865,310 shares of common stock outstanding.

VECTOR GROUP LTD.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Vector Group Ltd. Condensed Consolidated Financial Statements (Unaudited)
VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited

	June 30,	December 31,
	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$219,798	$238,117
Investment securities available for sale	37,508	45,875
Accounts receivable — trade	8,607	3,113
Inventories	91,102	86,825
Deferred income taxes	17,760	18,336
Other current assets	4,850	3,360

Total current assets	379,625	395,626

Property, plant and equipment, net	51,848	54,432
Mortgage receivable	21,704	—
Long-term investments accounted for at cost	73,018	72,971
Long-term investment accounted for under the equity method	—	10,495
Investments in non-consolidated real estate businesses	43,857	35,731
Restricted assets	9,025	8,766
Deferred income taxes	27,417	26,637
Intangible asset	107,511	107,511
Prepaid pension costs	44,126	42,084
Other assets	29,928	31,036

Total assets	$788,059	$785,289

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$18,946	$20,618
Accounts payable	3,008	6,980
Accrued promotional expenses	10,479	9,210
Income taxes payable, net	7,505	2,363
Accrued excise and payroll taxes payable, net	4,728	5,327
Settlement accruals	27,497	10,041
Deferred income taxes	96,557	24,019
Accrued interest	9,525	9,475
Other current liabilities	17,167	21,304

Total current liabilities	195,412	109,337

Notes payable, long-term debt and other obligations, less current portion	278,246	277,178
Fair value of derivatives embedded within convertible debt	94,267	101,582
Non-current employee benefits	43,489	40,933
Deferred income taxes	63,854	141,904
Other liabilities	18,149	13,503

Total liabilities	693,417	684,437

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 65,811,262 and 63,307,020 shares issued and 62,865,310 and and 60,361,068 shares outstanding	6,286	6,036
Additional paid-in capital	91,022	89,494
Retained earnings	—	—
Accumulated other comprehensive income	10,191	18,179
Less: 2,945,952 shares of common stock in treasury, at cost	(12,857)	(12,857)

Total stockholders’ equity	94,642	100,852

Total liabilities and stockholders’ equity	$788,059	$785,289

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues*	$142,960	$140,351	$275,165	$274,243

Expenses:
Cost of goods sold*	86,030	87,222	166,037	171,907
Operating, selling, administrative and general expenses	22,585	23,946	46,742	47,433

Operating income	34,345	29,183	62,386	54,903

Other income (expenses):
Interest and dividend income	1,375	1,561	3,346	3,417
Interest expense	(15,257)	(9,520)	(30,510)	(18,654)
Change in fair value of derivatives embedded within convertible debt	9,759	2,089	7,315	2,116
Provision for loss on investments	—	—	—	(1,158)
Gain from exchange of LTS notes	—	8,121	—	8,121
Equity income from non-consolidated real estate businesses	4,184	6,927	17,504	9,337
Income from lawsuit settlement	—	—	—	20,000
Other, net	(4)	(31)	(577)	(36)

Income before provision for income taxes	34,402	38,330	59,464	78,046
Income tax expense	15,277	16,949	26,032	33,538

Net income	$19,125	$21,381	$33,432	$44,508

Per basic common share:

Net income applicable to common shares	$0.30	$0.33	$0.53	$0.70

Per diluted common share:

Net income applicable to common shares	$0.25	$0.32	$0.51	$0.68

Cash distributions and dividends declared per share	$0.40	$0.38	$0.80	$0.76

*	Revenues and Cost of goods sold include excise taxes of $43,201, $44,795, $83,723 and $89,280, respectively
The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
               Unaudited

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2007	60,361,068	$6,036	$89,494	$—	$18,179	$(12,857)	$100,852

Net income	—	—	—	33,432	—	—	33,432
Pension-related minimum liability adjustments, net of taxes	—	—	—	—	390	—	390
Forward contract adjustments, net of taxes	—	—	—	—	17	—	17
Unrealized loss on long-term investments accounted for under the equity method, net of taxes	—	—	—	—	(399)	—	(399)
Unrealized loss on investment securities, net of taxes	—	—	—	—	(7,996)	—	(7,996)

Total other comprehensive income	—	—	—	—	—	—	(7,988)

Total comprehensive income	—	—	—	—	—	—	25,444

Distributions and dividends on common stock	—	—	(18,295)	(33,432)	—	—	(51,727)
Exercise of options, net of 1,375,895 shares delivered to pay exercise price	2,504,242	250	(226)	—	—	—	24
Excess tax benefit of options exercised	—	—	18,283	—	—	—	18,283
Amortization of deferred compensation	—	—	1,766	—	—	—	1,766

Balance, June 30, 2008	62,865,310	$6,286	$91,022	$—	$10,191	$(12,857)	$94,642

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007

Net cash provided by operating activities	$35,885	$57,360

Cash flows from investing activities:
Purchase of investment securities	(5,182)	(6,032)
Proceeds from sale or liquidation of long-term investments	8,334	50
Purchase of long-term investments	(51)	(91)
Purchase of mortgage receivable	(21,704)	—
Distributions from non-consolidated real estate businesses	16,446	1,000
Investments in non-consolidated real estate businesses	(10,000)	(750)
Increases in cash surrender value of life insurance policies	(521)	(524)
Increase in non-current restricted assets	(259)	(313)
Proceeds from sale of fixed assets	373	—
Capital expenditures	(2,456)	(2,716)

Net cash used in investing activities	(15,020)	(9,376)

Cash flows from financing activities:
Proceeds from debt issuance	—	1,576
Repayments of debt	(2,984)	(38,205)
Deferred financing charges	(137)	—
Borrowings under revolver	255,118	275,062
Repayments on revolver	(256,753)	(258,419)
Dividends and distributions on common stock	(52,737)	(50,360)
Excess tax benefit of options exercised	18,283	—
Proceeds from exercise of options	26	1,978

Net cash used in financing activities	(39,184)	(68,368)

Net decrease in cash and cash equivalents	(18,319)	(20,384)
Cash and cash equivalents, beginning of period	238,117	146,769

Cash and cash equivalents, end of period	$219,798	$126,385

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
(b)	Distributions and dividends on common stock:
The Company records distributions on its common stock as dividends in its condensed consolidated statement of stockholders’ equity to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in-capital.
(c)	Earnings Per Share (“EPS”):
Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividend paid to Company stockholders on September 28, 2007. All share and per share amounts have been presented as if the stock dividend had occurred on January 1, 2007.
The Company has stock option awards which provide for common stock dividends at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. As a result, in its calculation of basic EPS for the three and six months ended June 30, 2008 and 2007, the Company has adjusted its net income for the effect of its participating securities as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$19,125	$21,381	$33,432	$44,508
Income attributable to participating securities	(871)	(1,400)	(1,553)	(2,916)

Net income available to common stockholders	$18,254	$19,981	$31,879	$41,592

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding, which includes vested restricted stock.
Diluted EPS includes the dilutive effect of stock options, unvested restricted stock grants and convertible securities. However, in its calculation of diluted EPS for the three and six months ended June 30, 2008 and 2007, the Company has adjusted its net income for the effect of the participating securities, stock options, unvested restricted stock grants and convertible securities as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$19,125	$21,381	$33,432	$44,508
(Income) expenses attributable to 3.875% convertible debentures	(1,500)	1,578	2,527	3,903
Income attributable to participating securities	(803)	(1,502)	(1,670)	(3,172)

Net income available to common stockholders	$16,822	$21,457	$34,289	$45,239

Diluted EPS includes the dilutive effect of stock options, unvested restricted stock grants and convertible securities.
Basic and diluted EPS were calculated using the following shares for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted-average shares for basic EPS	60,472,973	59,474,807	60,223,014	59,420,061

Plus incremental shares related to stock options and non-vested restricted stock.	1,234,435	1,366,028	1,401,401	1,433,767

Plus incremental shares related to convertible debt	5,641,026	5,641,026	5,641,026	5,641,026

Weighted-average shares for fully diluted EPS	67,348,434	66,481,861	67,265,441	66,494,854

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and six months ended June 30, 2008 and 2007 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Number of stock options	491,569	500,717	491,569	500,717

Weighted-average exercise price	$20.21	$20.31	$20.21	$20.31

Weighted-average shares of non-vested restricted stock	388,495	12,000	112,870	112,345

Weighted-average expense per share	$17.94	$18.87	$18.47	$18.26

Weighted-average number of shares issuable upon conversion of debt	6,674,463	6,674,463	6,674,463	6,674,463

Weighted-average conversion price	$16.76	$16.76	$16.76	$16.76

The $18,283 excess tax benefit of options exercised was derived primarily from stock options exercised during the second quarter of 2008.
(d)	Comprehensive Income:
Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. Total comprehensive income for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$19,125	$21,381	$33,432	$44,508

Forward contract adjustments, net of income taxes	8	(8)	17	(7)

Pension related minimum liability adjustments, net of income taxes	195	298	390	597

Net unrealized gains on long-term investments accounted under the equity method:
Change in net unrealized gains, net of income taxes	—	—	—	—
Net unrealized gains reclassified into net income, net of income taxes	—	33	(399)	240

Change in unrealized gains, net of income taxes	—	33	(399)	240

Net unrealized gains on investment securities available for sale:
Change in net unrealized gains, net of income taxes	(4,865)	(2,254)	(7,996)	11,369
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	684

Change in unrealized gains, net of income taxes	(4,865)	(2,254)	(7,996)	12,053

Total comprehensive income	$14,463	$19,450	$25,444	$57,391

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
The components of accumulated other comprehensive income, net of income taxes, were as follows as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Net unrealized gains on investment securities available for sale, net of income taxes of $4,809 and $9,943, respectively	$6,370	$14,367
Net unrealized gains on long-term investments accounted for under the equity method, net of income taxes of $0 and $276, respectively	—	399
Forward contracts adjustment, net of income taxes of $207 and $219, respectively	(300)	(317)
Additional pension liability, net of income taxes of $2,721 and $2,452 respectively	4,121	3,730

Accumulated other comprehensive income	$10,191	$18,179

(e)	Fair Value of Derivatives Embedded within Convertible Debt:
The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in yield of the Company’s debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of the Company’s embedded derivatives was between $93,300 and $95,300. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $94,267 as of June 30, 2008. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions. (See Note 6.)
(f)	Contingencies:
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
(g)	New Accounting Pronouncements:
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and financial liabilities. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company will adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of SFAS No. 157 on financial assets and financial liabilities did not have a material impact on our consolidated results of operations, financial position or cash flows. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated results of operations, financial position or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Company has not elected to use the fair value option.
In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations”. The revision is intended to simplify existing guidance and converge rulemaking under U.S. Generally Accepted Accounting Principles (“GAAP”) with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The new standard also converges financial reporting under U.S. GAAP with international accounting rules. The Company is currently assessing the impact, if any, of SFAS No. 141(R) on its consolidated financial statements, which will depend on future transactions.
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
On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently assessing the impact of FSP No. EITF 03-6-1 on its consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
2.	RESTRUCTURING
The only remaining component of the 2006 Vector Research restructuring at June 30, 2008 and December 31, 2007 was employee severance and benefits of $14 and $70, respectively. Approximately $32 and $56 was utilized during the three and six months ended June 30, 2008, respectively.
The only remaining component of the 2004 Liggett Vector Brands restructuring at June 30, 2008 and December 31, 2007 was contract termination and exit costs and the balance was $564 and $598 at June 30, 2008 and December 31, 2007, respectively. Approximately $18 and $34 was utilized during the three and six months ended June 30, 2008, respectively.
3.	INVESTMENT SECURITIES AVAILABLE FOR SALE
Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of income taxes. The components of investment securities available for sale at June 30, 2008 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Marketable equity securities	$26,730	$11,303	$(525)	$37,508

Investment securities available for sale as of June 30, 2008 and December 31, 2007 include the Company’s 13,888,889 shares of Ladenburg Thalmann Financial Services Inc. (“LTS”) common stock, which were carried at $20,972 and $29,444, respectively. Investment securities available for sale as of June 30, 2008 and December 31, 2007 also include 5,057,110 and 2,257,110 shares, respectively, of Opko Health Inc. (“Opko”) common stock, which were carried at $7,687 and $6,433. In March 2008, the Company acquired 2,800,000 shares of Opko in a private placement. These shares have not been registered for resale but are expected to be freely tradable within one year.
4.	INVENTORIES
Inventories consist of:

	June 30,	December 31,
	2008	2007

Leaf tobacco	$46,054	$41,502
Other raw materials	4,146	4,847
Work-in-process	131	710
Finished goods	47,853	45,331

Inventories at current cost	98,184	92,390
LIFO adjustments	(7,082)	(5,565)

	$91,102	$86,825

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At June 30, 2008, Liggett had leaf tobacco purchase commitments of approximately $16,160. There were no leaf tobacco purchase commitments at Vector Tobacco at that date. During 2007, the Company entered into a single source supply agreement for fire safe cigarette paper through 2012.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
The Company capitalizes the incremental prepaid cost of the Master Settlement Agreement in ending inventory. For the six months ended June 30, 2008, the Company’s MSA expense was reduced by approximately $1,100 as a result of a change in estimate to the MSA assessment for 2007, which was received in March 2008, being less than anticipated.
LIFO inventories represent approximately 95% of total inventories at June 30, 2008 and December 31, 2007.
5.	LONG-TERM INVESTMENTS
Long-term investments consist of investments in the following:

	June 30, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Investment partnerships accounted for at cost	$73,018	$83,267	$72,971	$89,007
Investments accounted for on the equity method	$—	$—	$10,495	$10,495
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
In April 2008, the Company elected to withdraw its investment in Jefferies Buckeye Fund, LLC (“Buckeye Fund”), a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. The Company recorded a loss of $567 during the first quarter of 2008 associated with the Buckeye Fund’s performance, which has been included as “Other expense” on the Company’s condensed consolidated statement of operations. The Company received proceeds of $8,328 in May 2008 and anticipates receiving an additional $925 of proceeds in the third quarter of 2008, which has been included in “Other current assets” on the Company’s condensed consolidated balance sheet.
These investments are carried on the condensed consolidated balance sheet at cost. The fair value determination disclosed above would be classified as Level 3 under the SFAS 157 hierarchy disclosed in Note 12 if such assets were recorded on the condensed consolidated balance sheet at fair value. The fair values were determined based on unobservable inputs and were based on company assumptions, and information obtained from the partnerships based on the indicated market values of the underlying assets of the investment portfolio.
The changes in the fair value of these investments as of June 30, 2008 were as follows:

	Investment	Investment
	Partnerships	Partnerships
	Accounted for at	Accounted for on
	Cost	the Equity Method

Balance as of January 1, 2008	$89,007	$10,495
Unrealized loss on long-term investments	(2,034)	(675)
Realized loss on long-term investments	—	(567)

Balance as of March 31, 2008	86,973	9,253
Contributions (distributions)	47	(8,328)
Unrealized loss on long-term investments	(3,767)	—
Realized gain on long-term investments	14	—
Receivable classified as “Other currents assets”	—	(925)

Balance as of June 30, 2008	$83,267	$—

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
6.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consist of:

	June 30,	December 31,
	2008	2007
Vector:
11% Senior Secured Notes due 2015	$165,000	$165,000
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $84,138 and $84,299*	25,862	25,701
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $44,173 and $48,027*	67,691	63,837
Liggett:
Revolving credit facility	13,146	14,782
Term loan under credit facility	7,556	7,822
Equipment loans	7,737	9,660
V.T. Aviation:
Note payable	5,895	6,470
VGR Aviation:
Note payable	4,205	4,370
Other	100	154

Total notes payable, long-term debt and other obligations	297,192	297,796
Less:
Current maturities	(18,946)	(20,618)

Amount due after one year	$278,246	$277,178

*	The fair value of the derivatives embedded within the 3.875% Variable Interest Senior Convertible Debentures ($65,029 at June 30, 2008 and and $67,911 at December 31, 2007) and the 5% Variable Interest Senior Convertible Notes ($29,238 at June 30, 2008 and $33,671 at December 31, 2007) is separately classified as a derivative liability in the condensed consolidated balance sheets.
11% Senior Secured Notes due 2015 — Vector:
In August 2007, the Company sold $165,000 of its 11% Senior Secured Notes due 2015 (the “Senior Secured Notes”) in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. On May 28, 2008, the Company completed an offer to exchange the Senior Secured Notes for an equal amount of newly issued 11% Senior Secured Notes due 2015. The new Senior Secured Notes have substantially the same terms as the original notes, except that the new Senior Secured Notes have been registered under the Securities Act.

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
A summary of non-cash interest expense associated with the embedded derivative liability associated with the Company’s Variable Interest Senior Convertible Debt for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

3.875% convertible debentures	$90	$73	$180	$(168)
5% convertible notes	1,293	940	2,481	1,648

Interest expense associated with embedded derivatives	$1,383	$1,013	$2,661	$1,480

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

3.875% convertible debentures	$6,132	$785	$2,882	$(106)
5% convertible notes	3,627	1,304	4,433	2,222

Gain on changes in fair value of derivatives embedded within convertible debt	$9,759	$2,089	$7,315	$2,116

The following table reconciles the fair value of derivatives embedded within convertible debt at June 30, 2008.

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total

Balance at December 31, 2007	$67,911	$33,671	$101,582
Loss (gain) from changes in fair value of embedded derivatives	3,250	(806)	2,444

Balance at March 31, 2008	71,161	32,865	104,026
Gain from changes in fair value of embedded derivatives	(6,132)	(3,627)	(9,759)

Balance at June 30, 2008	$65,029	$29,238	$94,267

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
Beneficial Conversion Feature on Variable Interest Senior Convertible Debt:
A summary of non-cash interest expense associated with the beneficial conversion feature on the Company’s Variable Interest Senior Convertible Debt for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Amortization of beneficial conversion feature:

3.875% convertible debentures	$(11)	$(12)	$(19)	$(180)
5% convertible notes	717	517	1,373	893

Interest expense associated with beneficial conversion feature	$706	$505	$1,354	$713

Unamortized Debt Discount:
The following table reconciles unamortized debt discount at June 30, 2008:

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total

Balance at December 31, 2007	$84,299	$48,027	$132,326
Amortization of embedded derivatives	(180)	(2,481)	(2,661)
Amortization of beneficial conversion feature	19	(1,373)	(1,354)

Balance at June 30, 2008	$84,138	$44,173	$128,311

Revolving Credit Facility — Liggett:
Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”) under which $13,146 was outstanding at June 30, 2008. Availability as determined under the facility was approximately $18,680 based on eligible collateral at June 30, 2008.
7.	EMPLOYEE BENEFIT PLANS

Defined Benefit and Postretirement Plans:

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the three and six months ended June 30, 2008 and 2007 consists of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Service cost — benefits earned during the period	$1,035	$1,062	$2,070	$2,124
Interest cost on projected benefit obligation	2,381	2,281	4,762	4,562
Expected return on plan assets	(3,036)	(3,183)	(6,072)	(6,366)
Amortization of prior service cost	350	351	700	702
Amortization of net loss	25	176	50	352

Net expense	$755	$687	$1,510	$1,374

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited

		Other
		Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service cost — benefits earned during the period	$4	$4	$8	$8
Interest cost on projected benefit obligation	148	148	296	296
Amortization of net loss	(45)	(26)	(90)	(52)

Net expense	$107	$126	$214	$252

The Company did not make contributions to its pension benefits plans for the three and six months ended June 30, 2008 and does not anticipate making any contributions to such plans in 2008. The Company anticipates paying approximately $750 in other postretirement benefits in 2008.

8.	CONTINGENCIES

Tobacco-Related Litigation:

Overview

Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. Liggett incurred legal expenses and other litigation related costs totaling approximately $1,706 and $3,206, for the three months ended June 30, 2008 and 2007, respectively and $3,069 and $4,237 for the six months ended June 30, 2008 and 2007, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
Individual Actions

As of June 30, 2008, there were 35 individual cases pending against Liggett and/or the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. In addition, there were approximately 2,150 Engle progeny cases (defined below) pending, in state and federal courts in Florida, and approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of individual cases by state that are pending against Liggett (excluding Engle progeny cases and the cases consolidated in West Virginia) or its affiliates as of June 30, 2008:

Number
State	of Cases
New York	11
Florida	9
Louisiana	5
Maryland	2
Mississippi	2
West Virginia	2
District of Columbia	1
Missouri	1
Ohio	1
Pennsylvania	1
In April 2004, in Davis v. Liggett Group Inc., a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett appealed both the verdict and the legal fee award. In October 2007, the compensatory award was affirmed by the Fourth District Court of Appeal, but the court certified certain issues to the Florida Supreme Court. In April 2008, the Florida Supreme Court accepted jurisdiction of the certified issues for appeal. The parties have briefed the issues. In March 2008, the Fourth District Court of Appeal reversed and remanded the legal fee award for further proceedings in the trial court. No amounts have been expensed for this matter. There are three other individual actions where Liggett is the only tobacco company defendant, although all three cases are dormant.

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

Engle Progeny Cases. In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 mandate, are referred to as the “Engle progeny cases.” Liggett and/or the Company have been named in approximately 2,150 Engle progeny cases in both state and federal courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases. These cases include approximately 9,570 plaintiffs. Although the total number of Engle plaintiffs will not increase, the number of cases will likely increase as the court may require multi-plaintiff cases to be severed into individual cases. For further information on the Engle case, see “—Class Actions —Engle Case,” below.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
Class Actions

As of June 30, 2008, there were 10 actions pending for which either a class has been certified or plaintiffs are seeking class certification, where Liggett is a named defendant. Other cigarette manufacturers are also named. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in Castano v. American Tobacco Co., Inc., reversed a federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.

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

In July 2006, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the class should be decertified prospectively, but preserved several of the trial court’s Phase I findings (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) all defendants sold or supplied cigarettes that were defective; and (vi) all defendants were negligent) and allowed former class members to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year from January 11, 2007, the date of the court’s mandate. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. As a result of the decision, approximately 9,570 former Engle class members have commenced suit against Liggett and/or the Company as well as other cigarette manufacturers.

In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Company, awarded $37,500 in compensatory damages in a case involving Liggett and two other cigarette manufacturers. In March 2003, the court reduced the amount of the compensatory damages to $24,860. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle class member suit following entry of final judgment by the Engle trial court. After the issuance of the Florida Supreme Court’s opinion discussed above, the plaintiff filed a motion requesting that the trial court enter partial final judgment, tax costs and attorneys’ fees and schedule trial on the punitive damages claims. Defendants opposed the relief sought by plaintiff on the grounds that the reversal by the Florida Supreme Court of the Engle Phase I finding on fraud mandates the reversal of the jury verdict and precludes the entry of final judgment in plaintiff’s favor and, in January 2008, filed a submission asking the court to set aside the verdict and order a new trial. Oral argument was held in March 2007. A further hearing on the motion occurred on July 24, 2008. If the court enters judgment in plaintiff’s favor, plaintiff contends that interest on the judgment accrues from the date of the verdict. In the event the court enters judgment in plaintiff’s favor, Liggett intends to appeal, and may be required to post a bond. In addition, plaintiff filed a motion seeking an award of attorneys’ fees from Liggett based on plaintiff’s prior proposal for settlement.

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

Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia State court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action. The consolidation was affirmed on appeal by the West Virginia Supreme Court. In February 2008, the United States Supreme Court denied the defendants’ petition for writ of certiorari asking the Court to review the trial plan. It is estimated that Liggett could be a defendant in approximately 100 of the cases. In February 2008, the court granted defendants’ motion to stay all proceedings pending United States Supreme Court review in Altria Group Inc. v. Good.

Class certification motions are pending in a number of other cases and a number of orders denying class certification are on appeal. In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers, including Scott v. American Tobacco Co., Inc. In this case, a Louisiana jury returned a $591,000 verdict (subsequently reduced by the court to $263,500) against other cigarette manufacturers to fund medical monitoring or smoking cessation programs for members of the class. The verdict is on appeal.

Governmental Actions

As of June 30, 2008, there were two Governmental Actions pending against Liggett, only one of which is active. The claims asserted in health care cost recovery actions vary. In these cases, the governmental entities typically assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

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

In August 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. The Final Judgment, among other things, ordered that the non-Liggett defendants are enjoined from: (i) committing any act of racketeering concerning the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) making any material false, misleading, or deceptive statement or representation concerning cigarettes that persuades people to purchase cigarettes; and (iii) utilizing “lights”, “low tar”, “ultra lights”, “mild”, or “natural” descriptors, or conveying any other express or implied health messages in connection with the marketing or sale of cigarettes, domestically and internationally.

No monetary damages were awarded other than the government’s costs. The defendants appealed the Final Judgment in March 2007. In its appellate brief, the government acknowledged that it was not appealing the district court’s decision to award no remedy against Liggett. Although this case has been concluded as to Liggett, it is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise imposes regulations which adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.

Third-Party Payor Actions

As of June 30, 2008, there were two Third-Party Payor Actions pending against Liggett. Other cigarette manufacturers are also named. The Third-Party Payor Actions typically have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. In Third-Party Payor Actions, plaintiffs seek damages for: funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys’ fees. Although no specific amounts are provided, it is understood that requested damages against cigarette manufacturers in these cases might be in the billions of dollars.

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

Upcoming Trials

There are nine individual actions in Florida, all Engle progeny cases, that have been set for trial in 2008 or early 2009 where Liggett and/or the Company are named defendants. Trial dates are subject to change.

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

Certain MSA Disputes

In 2005, the independent auditor under the MSA calculated that Liggett owed $28,668 for its 2004 sales. In April 2005, Liggett paid $11,678 and disputed the balance, as permitted by the MSA. Liggett subsequently paid $9,304 of the disputed amount, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At June 30, 2008, included in “Other assets” on the Company’s consolidated balance sheet, was a noncurrent receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686 is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the independent auditor’s retroactive change from “gross” to “net” units in calculating MSA payments, which Liggett contends is improper, as discussed below. From their April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,612 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,000 relating to the retroactive change from “gross” to “net” units. From its April 2008 payment, Liggett withheld approximately $4,000 for the 2007 NPM Adjustment and approximately $3,300 relating to the retroactive change from “gross” to “net” units. Vector Tobacco paid approximately $200 into the disputed payments account for the 2007 NPM Adjustment.

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

Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation has been commenced in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. To date, all 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable and 39 of those decisions are final. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
Gross v. Net Calculations. In October 2004, the independent auditor notified Liggett and all other Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, had been recalculated using “net” unit amounts, rather than “gross” unit amounts (which had been used since 1999). The change in the method of calculation could, among other things, require additional MSA payments by Liggett of approximately $18,300 for 2001 through 2007, require an additional payment of approximately $3,300 for 2008 and require additional amounts in future periods because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA.

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

Except for $2,500 accrued at June 30, 2008, in connection with the foregoing matters, no other amounts have been accrued in the accompanying condensed consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters or that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. For example, in July 2006, the Florida Supreme Court affirmed the intermediate appellate court’s decision in the Engle case vacating the punitive damages award and held that the class should be decertified prospectively, but, preserved several of the trial court’s Phase I findings. In June 2002, the jury in the Lukacs case, an individual case brought under the third phase of the Engle case, awarded $37,500 (subsequently reduced by the court to $24,860) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. If a final judgment is entered, Liggett may be required to bond the amount of the judgment to perfect its appeal. In April 2004, a jury in an individual action in a Florida state court awarded compensatory damages of $540 against Liggett and legal fees of $752. The legal fee award was reversed on appeal and remanded to the trial court for further proceedings. It is possible that additional cases could be decided unfavorably against Liggett. As a result of the Engle decision, approximately 9,570 former Engle class members commenced suit against Liggett and/or the Company and other cigarette manufacturers. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
Other Matters:

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement was recently extended through 2014. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at June 30, 2008.

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

Vector’s income tax rates for the three and six months ended June 30, 2008 and 2007 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction.

The Company’s provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28.” In 2008, the Company did not include the gain on the income of the Company’s investment in the St. Regis Hotel in 2008 in the computation of the effective annual income tax rate for 2007 from estimated pre-tax results from ordinary operations. In 2007, the Company did not include the benefit from the settlement of a state income tax assessment, the income from the lawsuit settlement with the United States government or the gain from the exchange of the LTS notes in the computation of the effective annual income tax rate for 2007 from estimated pre-tax results from ordinary operations. For the three months ended June 30, 2007, the gain from the exchange of the LTS notes reduced income tax expense by approximately $325 due to differences in the Company’s marginal tax rate of approximately 41% and its anticipated effective annual income tax rate from ordinary operations of approximately 45%.

For the six months ended June 30, 2008, the Company’s income tax provision was reduced because of the impact of the gain on the income from the Company’s investment in the St. Regis Hotel, which reduced income tax expense by $460 due to differences in the Company’s marginal tax rate of approximately 41% and its anticipated effective annual income tax rate from ordinary operations of approximately 45%. For the six months ended June 30, 2007, the Company did not include either the benefit from the settlement of a state income tax assessment in March 2007 or the income from the lawsuit settlement with the United States government in the computation of the effective annual income tax rate from estimated pre-tax results from ordinary operations. The benefit from the settlement of the state income tax assessment in March 2007 reduced income tax expense by approximately $450 and the income from the lawsuit settlement reduced income tax expense by approximately $800 due to differences in the Company’s marginal tax rate of approximately 41% and its anticipated effective annual income tax rate from ordinary operations of approximately 45% in 2007. Accordingly, the provision for income taxes for the six months ended June 30, 2007 has been computed by applying the discrete method in accordance with FIN 18 to account for these two items.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
The Company’s current deferred income tax liabilities increased by approximately $75,500 during the six months ended June 30, 2008 as a result of the reclassification of a deferred tax liability from non-current to current liabilities. This reclassification resulted from the Company’s settlement with the Internal Revenue Service in July 2006, which required the Company to recognize taxable income of approximately $192,000 from the Philip Morris brand transaction by March 1, 2009.

10.	NEW VALLEY

Investments in non-consolidated real estate businesses. The components of “Investments in non-consolidated real estate businesses” were as follows as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Douglas Elliman Realty LLC	$33,857	$31,893
16th and K Holdings LLC	—	3,838
Koa Investors LLC	—	—
Aberdeen Townhomes LLC	10,000	—

Investments in non-consolidated real estate businesses	$43,857	$35,731

Residential Brokerage Business. New Valley recorded income of $4,184 and $6,986 for the three months ended June 30, 2008 and 2007, respectively, and income of $5,522 and $11,142 for the six months ended June 30, 2008 and 2007, respectively, associated with Douglas Elliman Realty. New Valley’s income includes 50% of Douglas Elliman’s net income, as well as interest income earned by New Valley on a subordinated loan to Douglas Elliman Realty, increases to income resulting from amortization of negative goodwill which resulted from purchase accounting, and management fees. New Valley received cash distributions from Douglas Elliman Realty LLC of $2,232 and $4,603 for the three months ended June 30, 2008 and 2007, respectively, and $3,557 and $4,848 for the six months ended June 30, 2008 and 2007, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
Summarized financial information for Douglas Elliman Realty for the three and six months ended June 30, 2008 and 2007 and as of June 30, 2008 and December 31, 2007 is presented below.

	June 30, 2008	December 31, 2007

Cash	$19,375	$26,916
Other current assets	9,787	9,462
Property, plant and equipment, net	17,298	18,394
Trademarks	21,663	21,663
Goodwill	38,309	38,294
Other intangible assets, net	1,462	1,928
Other non-current assets	924	850
Notes payable — current	588	581
Current portion of notes payable to member - Prudential Real Estate Financial Services Of America, Inc.	4,730	4,373
Current portion of notes payable to member — New Valley	4,730	625
Other current liabilities	22,936	26,579
Notes payable — long term	846	2,402
Notes payable to member — Prudential Real Estate Financial Services of America, Inc.	4,037	15,115
Notes payable to member — New Valley	4,037	8,583
Other long-term liabilities	7,677	6,599
Members’ equity	59,237	52,650

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$100,893	$111,446	$182,256	$203,295
Costs and expenses	91,010	95,632	168,239	177,065
Depreciation expense	1,357	1,452	2,707	3,052
Amortization expense	75	87	149	174
Interest expense, net	802	1,184	1,665	2,458
Income tax expense	231	80	346	190

Net income	$7,418	$13,011	$9,150	$20,356

16th and K Holdings LLC. In 2007, 16th and K Holdings LLC entered into certain agreements to sell 90% of the St. Regis Hotel. The sale closed in March 2008. In addition to retaining a 3% interest, net of incentives, in the St. Regis Hotel, New Valley received $15,822 in March 2008 and anticipates receiving an additional approximate $1,400 associated with the sale of the hotel in 2008 and approximately an additional $5,000 in various installments between 2009 and 2012. The Company recorded the $15,822 as an investing activity in the condensed consolidated statement of cash flows. New Valley recorded equity losses of $0 and $59 for the three months ended June 30, 2008 and 2007, respectively, and $3,796 and $102 for the six months ended June 30, 2008 and 2007, respectively, associated with 16th and K Holdings LLC. For the six months ended June 30, 2008, New Valley also recorded equity income of $15,779 in connection with the gain from the sale of the St. Regis because the amount received from 16th and K Holdings exceeded the Company’s basis in the investment and the Company has no legal obligation to make additional investments to 16th and K Holdings.

Hawaiian Hotel. KOA Investors LLC owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. New Valley and certain members in KOA Investors have chosen not to fund discretionary capital calls in 2008 and KOA Investors may not be able to meet its financial obligations in the third quarter of 2008. The Company carried its investment in KOA at $0 at June 30, 2008.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
Aberdeen Townhomes LLC. In June 2008, a subsidiary of New Valley purchased a preferred equity interest in Aberdeen Townhomes LLC (“Aberdeen”) for $10,000. Aberdeen acquired five town home residences located in Manhattan, New York which it is in the process of rehabilitating and selling. In the event that Aberdeen makes distributions of cash, New Valley is entitled to a priority preferred return of 15% per annum until it has recovered its invested capital. New Valley is entitled to 25% of subsequent cash distributions of profits until it has achieved an annual 18% internal rate of return (“IRR”). New Valley is then entitled to 20% of subsequent cash distributions of profits until it has achieved an annual 23% IRR. After New Valley has achieved an annual 23% IRR, it is then entitled to 10% of any remaining cash distributions of profits. Aberdeen is a variable interest entity; however, the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its investment in Aberdeen is $10,000. This investment is being accounted for under the cost method.

Mortgage receivable. In March 2008, a subsidiary of New Valley purchased a loan secured by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena.” The loan, which is currently in foreclosure, was purchased for its $20,000 face value plus accrued interest and other costs of $1,445. The loan is being accounted for under the cost recovery method and the cost includes the purchase price and additional capitalized acquisition costs of $259. At June 30, 2008, the Company carried the loan on its condensed consolidated balance sheet at its cost of $21,704.

The borrowers are Escena-PSC, LLC and Palm Springs Classic, LLC, a joint venture of Lennar Homes of California, Inc. and Empire Land, LLC. Empire Land recently filed a Chapter 11 bankruptcy petition. Lennar Homes is an affiliate of Lennar Corporation. The loan collateral consists of 867 residential lots with site and public infrastructure, an 18-hole Nicklaus Design golf course, a substantially completed clubhouse, and a seven-acre site approved for a 450-room hotel.

In October 2007, the “as is” value of the land was appraised in excess of the outstanding value of the loan. The Company recently obtained an updated appraisal that valued the property at substantially less than the outstanding loan balance. The reduction in value was attributed to the overall real estate market conditions in California. Among other things, Lennar Corporation has a payment guarantee of up to 50% of the outstanding loan as well as a guarantee to complete the development of the property. In order to calculate the fair market value of the investment, the Company utilized the most recent “as is” appraised value of the collateral and estimated the value of Lennar Corporation’s completion and payment guaranties, less estimated costs to enforce the guaranties and dispose of the property. Based on these estimates, the Company has determined that the fair market value approximates the carrying amount of the mortgage receivable at June 30, 2008. The Company has commenced legal action to exercise its rights under the loan documents.

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

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and financial liabilities. SFAS No. 157 does not require any new fair value measurements but rather introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.

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

SFAS No. 157 utilizes a three-tier fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2	Inputs other than quoted prices that are observable for the assets or liability, either directory or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3	Unobservable inputs in which there is little market data, which requires the reporting entity to develop their own assumptions.

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

The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value Measurements as of June 30, 2008
		Quoted Prices in
		Active Markets for	Significant other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$212,175	$212,175	$—	$—
Investment securities available for sale	37,508	33,174	4,334	—

Total	$249,683	$245,349	$4,334	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$94,267	$—	$—	$94,267

The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The $4,334 of the investments securities available for sale in Level 2 are not registered and therefore do not have direct market quotes.

The fair value of derivatives embedded within convertible debt were derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt as of June 30, 2008 are disclosed. (See Note 6.)

12.	SEGMENT INFORMATION

The Company’s significant business segments for the three months ended June 30, 2008 and 2007 were Liggett, Vector Tobacco and New Valley. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The New Valley segment includes the Company’s equity income and investments in non-consolidated real estate businesses and mortgage receivable.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
Financial information for the Company’s operations before taxes for the three and six months ended June 30, 2008 and 2007 follows:

		Vector	New	Corporate
	Liggett	Tobacco	Valley	and Other	Total
Three months ended June 30, 2008
Revenues	$142,330	$630	—	—	$142,960
Operating income (loss)	43,692	(1,926)	—	(7,421)	34,345
Depreciation and amortization	1,919	29	—	584	2,532
Equity income from non-consolidated real estate businesses	—	—	4,184	—	4,184

Three months ended June 30, 2007
Revenues	$139,305	$1,046	—	—	$140,351
Operating income (loss)	37,463	(2,102)	—	(6,178)	29,183
Depreciation and amortization	1,844	25	—	587	2,456
Equity income from non-consolidated real estate businesses	—	—	6,927	—	6,927

Six months ended June 30, 2008
Revenues	$273,975	$1,190	—	—	$275,165
Operating income (loss)	81,036	(4,336)	—	(14,314)	62,386
Equity income from non-consolidated real estate businesses	—	—	17,504	—	17,504
Identifiable assets	322,563	6,368	43,857	415,271	788,059
Depreciation and amortization	3,772	59	—	1,169	5,000
Capital expenditures	2,410	46	—	—	2,456

Six months ended June 30, 2007
Revenues	$272,118	$2,125	$—	$—	$274,243
Operating income (loss)	72,923	(4,406)	—	(13,614)	54,903
Equity income from non-consolidated real estate businesses	—	—	9,337	—	9,337
Identifiable assets	307,797	4,496	32,855	274,978	620,126
Depreciation and amortization	3,855	58	—	1,172	5,085
Capital expenditures	2,632	84	—	—	2,716

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

The 11% Senior Secured Notes due 2015, issued on August 16, 2007 by Vector, are fully and unconditionally guaranteed on a joint and several basis by all of the 100%-owned domestic subsidiaries of the Company that are engaged in the conduct of its cigarette businesses. (See Note 6.) The notes are not guaranteed by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley. Presented herein are unaudited condensed consolidating balance sheets as of June 30, 2008 and December 31, 2007, the related unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2008 and 2007 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 of the Company (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$208,856	$10,938	$4	$—	$219,798
Investment securities available for sale	37,430	—	78	—	37,508
Accounts receivable — trade	—	8,607	—	—	8,607
Intercompany receivables	448	—	—	(448)	—
Inventories	—	91,102	—	—	91,102
Deferred income taxes	17,410	350	—	—	17,760
Income taxes receivable	15,598	262	—	(15,860)	—
Other current assets	1,561	3,289	—	—	4,850

Total current assets	281,303	114,548	82	(16,308)	379,625

Property, plant and equipment, net	800	51,048	—	—	51,848
Mortgage receivable	—	—	21,704	—	21,704
Long-term investments accounted for at cost	72,233	—	785	—	73,018

Long-term investments accounted under the equity method	—	—	—	—	—
Investments in non- consolidated real estate businesses	—	—	43,857	—	43,857
Investments in consolidated subsidiaries	221,262	—	—	(221,262)	—
Restricted assets	4,091	4,934	—	—	9,025
Deferred income taxes	22,293	908	4,216	—	27,417
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	44,126	—	—	44,126
Other assets	16,633	13,295	—	—	29,928

Total assets	$618,615	$336,370	$70,644	$(237,570)	$788,059

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited

	June 30, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$18,946	$—	$—	$18,946
Accounts payable	279	2,729	—	—	3,008
Intercompany payables	—	448	—	(448)	—
Accrued promotional expenses	—	10,479	—	—	10,479
Income taxes payable, net	—	309	23,056	(15,860)	7,505
Accrued excise and payroll taxes payable, net	—	4,728	—	—	4,728
Settlement accruals	—	27,497	—	—	27,497
Deferred income taxes	84,811	11,746	—	—	96,557
Accrued interest	9,525	—	—	—	9,525
Other current liabilities	4,850	11,542	775	—	17,167

Total current liabilities	99,465	88,424	23,831	(16,308)	195,412
Notes payable, long-term debt and other obligations, less current portion	258,553	19,693	—	—	278,246
Fair value of derivatives embedded within convertible debt	94,267	—	—	—	94,267
Non-current employee benefits	28,374	15,115	—	—	43,489
Deferred income taxes	42,853	20,891	110	—	63,854
Other liabilities	461	15,275	2,413	—	18,149

Total liabilities	523,973	159,398	26,354	(16,308)	693,417

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity	94,642	176,972	44,290	(221,262)	94,642

Total liabilities and stockholders’ equity	$618,615	$336,370	$70,644	$(237,750)	$788,059

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Revenues	$—	$142,960	$—	$—	$142,960
Expenses:
Cost of goods sold	—	86,030	—	—	86,030
Operating, selling, administrative and general expenses	7,977	14,304	304	—	22,585
Management fee expense	—	1,985	—	(1,985)	—

Operating (loss) income	(7,977)	40,641	(304)	1,985	34,345
Other income (expenses):
Interest and dividend income	1,144	231	—	—	1,375
Interest expense	(14,879)	(378)	—	—	(15,257)
Changes in fair value of derivatives embedded within convertible debt	9,759	—	—	—	9,759
Equity income from non-consolidated real estate businesses	—	—	4,184	—	4,184
Equity income in consolidated subsidiaries	27,475	—	—	(27,475)	—
Management fee income	1,985	—	—	(1,985)	—
Other, net	(4)	—	—	—	(4)

Income before provision for income taxes	17,503	40,494	3,880	(27,475)	34,402
Income tax benefit (expense)	1,622	(15,312)	(1,587)	—	(15,277)

Net income	$19,125	$25,182	$2,293	$(27,475)	$19,125

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2007
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Revenues	$—	$140,351	$—	$—	$140,351
Expenses:
Cost of goods sold	—	87,222	—	—	87,222
Operating, selling, administrative and general expenses	6,855	16,922	169	—	23,946
Management fee expense	—	1,918	—	(1,918)	—

Operating (loss) income	(6,855)	34,289	(169)	1,918	29,183
Other income (expenses):
Interest and dividend income	3,972	161	—	(2,572)	1,561
Interest expense	(8,961)	(3,131)	—	2,572	(9,520)
Changes in fair value of derivatives embedded within convertible debt	2,089	—	—	—	2,089
Gain on conversion on LTS note	—	—	8,121	—	8,121
Equity income from non-consolidated real estate businesses	—	—	6,927	—	6,927
Equity income in consolidated subsidiaries	26,918	—	—	(26,918)	—
Management fee income	1,918	—	—	(1,918)	—
Other, net	(57)	—	26	—	(31)

Income before provision for income taxes	19,024	31,319	14,905	(26,918)	38,330
Income tax benefit (expense)	2,357	(13,210)	(6,096)	—	(16,949)

Net income	$21,381	$18,109	$8,809	$(26,918)	$21,381

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Revenues	$—	$275,165	$—	$—	$275,165
Expenses:
Cost of goods sold	—	166,037	—	—	166,037
Operating, selling, administrative and general expenses	15,171	30,872	699	—	46,742
Management fee expense	—	3,970	—	(3,970)	—

Operating (loss) income	(15,171)	74,286	(699)	3,970	62,386
Other income (expenses):
Interest and dividend income	3,040	306	—	—	3,346
Interest expense	(29,550)	(960)	—	—	(30,510)
Changes in fair value of derivatives embedded within convertible debt	7,315	—	—	—	7,315
Equity income from non-consolidated real estate businesses	—	—	17,504	—	17,504
Equity income in consolidated subsidiaries	55,217	—	—	(55,217)	—
Management fee income	3,970	—	—	(3,970)	—
Other, net	(573)	—	(4)	—	(577)

Income before provision for income taxes	24,248	73,632	16,801	(55,217)	59,464
Income tax benefit (expense)	9,184	(28,344)	(6,872)	—	(26,032)

Net income	$33,432	$45,288	$9,929	$(55,217)	$33,432

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2007
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Revenues	$—	$274,243	$—	$—	$274,243
Expenses:
Cost of goods sold	—	171,907	—	—	171,907
Operating, selling, administrative and general expenses	14,627	32,018	788	—	47,433
Management fee expense	—	3,835	—	(3,835)	—

Operating (loss) income	(14,627)	66,483	(788)	3,835	54,903
Other income (expenses):
Interest and dividend income	8,244	300	—	(5,127)	3,417
Interest expense	(17,099)	(6,682)	—	5,127	(18,654)
Changes in fair value of derivatives embedded within convertible debt	2,116	—	—	—	2,116
Provision for loss on Investments, net	2	—	(1,160)	—	(1,158)
Gain from conversion of LTS notes	—	—	8,121	—	8,121
Equity income from non-consolidated real estate businesses	—	—	9,337	—	9,337
Income from lawsuit settlement	—	—	20,000	—	20,000
Equity income in consolidated subsidiaries	56,035	—	—	(56,035)	—
Management fee income	3,835	—	—	(3,835)	—
Other, net	(61)	1	24	—	(36)

Income before provision for income taxes	38,445	60,102	35,534	(56,035)	78,046
Income tax benefit (expense)	6,063	(25,536)	(14,065)	—	(33,538)

Net income	$44,508	$34,566	$21,469	$(56,035)	$44,508

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Net cash provided by operating activities	$26,962	$46,368	$2,255	$(39,700)	$35,885

Cash flows from investing activities:
Purchase of investment securities	(5,182)	—	—	—	(5,182)
Proceeds from sale or liquidation of long-term investments	8,334	—	—	—	8,334
Purchase of long-term investments	—	—	(51)	—	(51)
Purchase of mortgage receivable	—	—	(21,704)	—	(21,704)
Distributions from non-consolidated real estate businesses	—	—	16,446	—	16,446
Investment in non- consolidated real estate businesses	—	—	(10,000)	—	(10,000)
Increase in cash surrender value of life insurance policies	(254)	(267)	—	—	(521)
Increase in non-current restricted assets	(232)	(27)	—	—	(259)
Investments in subsidiaries	(15,108)	—	—	15,108	—
Proceeds from the sale of fixed assets	—	373	—	—	373
Capital expenditures	—	(2,456)	—	—	(2,456)

Net cash used in investing activities	(12,442)	(2,377)	(15,309)	15,108	(15,020)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited

Cash flows from financing activities:
Repayments of debt	—	(2,984)	—	—	(2,984)
Deferred financing charges	(137)	—	—	—	(137)
Borrowings under revolver	—	255,118	—	—	255,118
Repayments on revolver	—	(256,753)	—	—	(256,753)
Capital contributions received	—	2,050	13,058	(15,108)	—
Intercompany dividends paid	—	(39,700)	—	(39,700)	—
Dividends and distributions on common stock	(52,737)	—	—	—	(52,737)
Proceeds from exercise of Vector options and warrants	26	—	—	—	26
Excess tax benefit of options exercised	18,283	—	—	—	18,283

Net cash (used in) provided by financing activities	(34,565)	(42,269)	13,058	24,592	(39,184)

Net (decrease) increase in cash and cash equivalents	(20,045)	1,722	4	—	(18,319)
Cash and cash equivalents, beginning of year	228,901	9,216	—	—	238,117

Cash and cash equivalents, end of year	$208,856	$10,938	$4	$—	$219,798

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2007
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Net cash provided by operating activities	$67,743	$39,347	$25,760	$(75,490)	$57,360

Cash flows from investing activities:
Purchase of investment securities	(6,032)	—	—	—	(6,032)
Proceeds from sale or liquidation of long-term investments	—	—	50	—	50
Purchase of long-term investments	—	—	(91)	—	(91)
Distributions from non-consolidated real estate businesses	—	—	1,000	—	1,000
Investment in non- consolidated real estate businesses	—	—	(750)	—	(750)
Increase in cash surrender value of life insurance policies	(225)	(299)	—	—	(524)
Receipt of repayment of notes receivable	4,000	—	—	(4,000)	—
(Increase) decrease in non-current restricted assets	(316)	3	—	—	(313)
Investments in subsidiaries	(37,350)	—	—	37,350	—
Capital expenditures	—	(2,716)	—	—	(2,716)

Net cash (used in) provided by investing activities	(39,923)	(3,012)	209	33,350	(9,376)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
               Unaudited

Cash flows from financing activities:
Proceeds from debt issuance	—	1,576	—	—	1,576
Repayments of debt	—	(42,205)	—	4,000	(38,205)
Borrowings under revolver	—	275,062	—	—	275,062
Repayments on revolver	—	(258,419)	—	—	(258,419)
Capital contributions received	—	37,350	—	(37,350)	—
Intercompany dividends paid	—	(49,500)	(25,990)	75,490	—
Dividends and distributions on common stock	(50,360)	—	—	—	(50,360)
Proceeds from exercise of Vector options and warrants	1,978	—	—	—	1,978

Net cash used in financing activities	(48,382)	(36,136)	(25,990)	42,140	(68,368)

Net (decrease) increase in cash and cash equivalents	(20,562)	199	(21)	—	(20,384)
Cash and cash equivalents, beginning of year	132,942	13,797	30	—	146,769

Cash and cash equivalents, end of year	$112,380	$13,996	$9	$—	$126,385

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Overview
     We are a holding company and are engaged principally in:
•	the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group LLC,

•	the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the development of reduced risk cigarette products through our subsidiary Vector Tobacco Inc., and

•	the real estate business through our subsidiary, New Valley LLC, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.
     All of Liggett’s unit sales volume in 2007 and the first six months of 2008 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
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
     Proposed and enacted excise tax increases. Congress is considering proposals to increase the federal excise tax by as much as $0.61 per pack. Eleven states enacted increases to state excise taxes in 2007. Five states enacted increases to state excise taxes in 2008 and further increases in states’ excise taxes are expected in 2008.
     Tobacco Settlement Agreements. In October 2004, the independent auditor under the Master Settlement Agreement notified Liggett and all other Participating Manufacturers that their payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, had been recalculated using “net” unit amounts, rather than “gross” unit amounts (which had been used since 1999 to calculate market share and the allocation of the base amount of payments under the Master Settlement Agreement). The change in the method of calculation could, among other things, require additional Master Settlement Agreement payments by Liggett of approximately $18,300, for 2001 through 2007, require an additional payment of approximately $3,300 for 2008 and require additional amounts in future periods because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the Master Settlement Agreement. Liggett has objected to this retroactive change and has disputed the change in methodology. No amounts have been accrued or expensed in our consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.
     In 2005, the independent auditor under the Master Settlement Agreement calculated that Liggett owed $28,668 for its 2004 sales. Liggett paid $11,678 and disputed the balance, as permitted by the Master Settlement Agreement. Liggett subsequently paid $9,304 of the disputed amount, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-

participating manufacturers, which is known as the “NPM Adjustment.” At June 30, 2008, included in “Other assets” on our consolidated balance sheet was a receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686 is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the independent auditor’s retroactive change from “gross” to “net” units in calculating Master Settlement Agreement payments, which Liggett contends is improper, as discussed above. From its April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,612 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,000 relating to the retroactive change from “gross” to “net” units. From its April 2008 payment, Liggett withheld approximately $4,000 for the 2007 NPM Adjustment and approximately $3,300 related to the retroactive change from “gross” to “net” units. Vector Tobacco paid approximately $200 into the disputed payments account for the 2007 NPM Adjustment.
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
     Since April 2006, notwithstanding provisions in the Master Settlement Agreement requiring arbitration, litigation has been commenced in 49 Settling States and territories over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the Master Settlement Agreement previously determined to be as much as $1,200,000 for all Participating Manufacturers. To date, all 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable and 39 of these decisions are final. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.
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

     Except for $2,500 accrued as of June 30, 2008, in connection with the foregoing matters, no other amounts have been accrued in the accompanying consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect our consolidated financial position, results of operations or cash flows.
     Sale of St. Regis Hotel. In March 2008, 16th and K Holdings LLC closed on the sale of 90% of the St. Regis Hotel. In addition to retaining a 3% interest, net of incentives, in the St. Regis Hotel, New Valley received $15,822 in March 2008 and anticipates receiving from the sale approximately an additional $1,400 in 2008 and approximately an additional $5,000 in various installments between 2009 and 2012. New Valley recorded equity losses of $0 and $59 for the three months ended June 30, 2008 and 2007, respectively, and $3,796 and $102 for the six months ended June 30, 2008 and 2007, respectively, associated with 16th and K Holdings LLC. For the six months ended June 30, 2008, New Valley also recorded income of $15,779 in connection with the distributions received in excess of the carrying amount of the investment in St. Regis.
     Escena. In March 2008, a subsidiary of New Valley LLC purchased a loan secured by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena.” The loan, which is currently in foreclosure, was purchased for its $20,000 face value plus accrued interest and other costs of $1,445. The loan is being accounted for under the cost recovery method and the cost includes the purchase price and additional capitalized costs of $259. At June 30, 2008, we carried the loan on our condensed consolidated balance sheet at its cost of $21,704. The borrowers are Escena-PSC, LLC and Palm Springs Classic, LLC, a joint venture of Lennar Homes of California, Inc and Empire Land, LLC. Empire Land recently filed a Chapter 11 bankruptcy petition. Lennar Homes is an affiliate of Lennar Corporation. The project consists of 867 residential lots with site and public infrastructure, an 18-hole Nicklaus Design golf course, a substantially completed clubhouse, and a seven-acre site approved for a 450-room hotel.
     In October 2007, the “as is” value of the land was appraised in excess of the outstanding value of the loan. We recently obtained an appraisal that valued the property at substantially less than the outstanding loan balance. The reduction in value was attributed to the overall real estate market conditions in California. Among other things, Lennar Corporation has a payment guarantee of up to 50% of the outstanding loan as well as a guarantee to complete the development of the property. In order to calculate the fair market value of the investment, we utilized the most recent “as is” appraised value of the collateral and estimated the value of Lennar Corporation’s completion and payment guaranties, less estimated costs to enforce the guaranties and dispose the property. Based on these estimates, we have determined that the fair market value approximates the carrying amount of the mortgage receivable at June 30, 2008. We have commenced legal action to exercise our rights under the loan documents.
     Aberdeen Townhomes LLC. In June 2008, a subsidiary of New Valley LLC purchased a preferred equity interest in Aberdeen Townhomes LLC (“Aberdeen”) for $10,000. Aberdeen acquired five town home residences located in Manhattan, New York, which it is in the process of rehabilitating and selling. In the event that Aberdeen makes distributions of cash, New Valley is entitled to a priority preferred return of 15% per annum until it has recovered its invested capital. New Valley is entitled to 25% of subsequent cash distributions of profits until it has achieved an annual 18% internal rate of return (“IRR”). New Valley is then entitled to 20% of subsequent cash distributions of profits until it has achieved an annual 23% IRR. After New Valley has achieved an annual 23% IRR, it is then entitled to 10% of any remaining cash distributions of profits. Aberdeen is a variable interest entity; however, the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its investment in Aberdeen is $10,000. This investment is being accounted for under the cost method.
     SNUS. Beginning in May 2008 Liggett introduced SNUS, a premium quality pouched tobacco product. SNUS is manufactured in Sweden and is available in three varieties.

Recent Developments in Tobacco-Related Litigation
     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of June 30, 2008, there were approximately 2,185 individual suits (excluding approximately 100 individual cases pending in West Virginia state court as part of a consolidated action; Liggett has been severed from the trial of the consolidated action), 10 purported class actions and four governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett or us, or both, were named as a defendant.
     In 2000, a jury, in Engle v. R.J. Reynolds Tobacco Co., rendered a $145,000,000 punitive damages verdict in favor of a “Florida class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 mandate, are referred to as the “Engle progeny cases.” As of June 30, 2008, Liggett and/or the Company have been named in approximately 2,150 Engle progeny cases in both state and federal courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases. These cases include approximately 9,570 plaintiffs. Although the total number of Engle plaintiffs will not increase, the number of cases will likely increase as the court may require multi-plaintiff cases to be severed into individual cases.
     In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Company, awarded $37,500 in compensatory damages in a case involving Liggett and two other cigarette manufacturers. In March 2003, the court reduced the amount of the compensatory damages to $24,860. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle class member suit following entry of final judgment by the Engle trial court. In the event the court enters judgment in plaintiff’s favor, plaintiff contends that interest on the judgment accrues from the date of the verdict. If the court enters judgment in plaintiff’s favor, Liggett intends to appeal and may be required to post a bond. In addition, plaintiff filed a motion seeking an award of attorneys’ fees from Liggett based on plaintiff’s prior proposal for settlement. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
     In recent years, there have been a number of proposed restrictive regulatory actions from various federal administrative bodies, including the United States Environmental Protection Agency and the FDA. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. In October 2004, the Senate passed a bill, which did not become law, providing for FDA regulation of tobacco products. A substantially similar bill was reintroduced in Congress in February 2007. This legislation was approved in August 2007 by the Senate Committee on Health, Education, Labor and Pensions, and is awaiting consideration by the full Senate. Companion legislation was approved by the House Committee on Energy and Commerce in April 2008 and was passed by the full House of Representatives in July 2008. The House legislation includes a provision granting certain phase in exemptions for small manufacturers that would not be applicable to Liggett. At this time, the Company does not know whether FDA regulation over tobacco products will be approved by this Congress, and if so, whether it will be signed into law by the President.

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
     Recently Adopted Accounting Pronouncements. Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”) for financial assets and financial liabilities. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. We will adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of SFAS No. 157 on financial assets and financial liabilities did not have a material impact on our consolidated results of operations, financial position or cash flows. We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated results of operations, financial position or cash flows.
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
     For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three and six months ended June 30, 2008 and 2007 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of the Medallion Company, Inc. acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

	Three Months Ended		Six Months Ended
	June 30,	June 30	June 30,	June 30,
	2008	2007	2008	2007
Revenues:
Liggett	$142,330	$139,305	$273,975	$272,118
Vector Tobacco	630	1,046	1,190	2,125

Total revenues	$142,960	$140,351	$275,165	$274,243

Operating income (loss):
Liggett	$43,692	$37,463	$81,036	$72,923
Vector Tobacco	(1,926)	(2,102)	(4,336)	(4,406)

Total tobacco	41,766	35,361	76,700	68,517
Corporate and other	(7,421)	(6,178)	(14,314)	(13,614)

Total operating income	$34,345	$29,183	$62,386	$54,903

Three Months Ended June 30, 2008 Compared to Three Months ended June 30, 2007
     Revenues. Total revenues were $142,960 for the three months ended June 30, 2008 compared to $140,351 for the three months ended June 30, 2007. This $2,609 (1.9%) increase in revenues was due to a $3,025 (2.2%) increase in revenues at Liggett and a $416 (39.8%) decrease in revenues at Vector Tobacco.
     Tobacco Revenues. In April 2007, Liggett increased the list price of GRAND PRIX by an additional $1.00 per carton. In September 2007, Liggett increased the list price of LIGGETT SELECT, EVE and GRAND PRIX by an additional $0.70 per carton. In April 2008, Liggett increased the list price of GRAND PRIX by $0.40 per carton. In addition, in April 2008, Liggett decreased the early payment terms on its cigarettes from 2.75% to 2.25% of invoice amount.
     All of Liggett’s sales for the second quarter of 2008 and 2007 were in the discount category. For the three months ended June 30, 2008, net sales at Liggett totaled $142,330, compared to $139,305 for the three months ended June 30, 2007. Revenues increased by 2.2% ($3,025) due to a favorable price variance of $8,243 primarily related to LIGGETT SELECT and GRAND PRIX and new sales of $363 from the introduction of SNUS offset by an unfavorable volume variance of $5,146 (approximately 84.8 million units) and sales mix of $435. Net revenues of the LIGGETT SELECT brand decreased $1,397 for the second quarter of 2008 compared to 2007, and its unit volume decreased 9.1% in 2008 period compared to 2007. Net revenues of the GRAND PRIX brand increased $7,099 for the second quarter of 2008 compared to the 2007 due to a favorable variance from pricing and lower promotional spending of $3,998 and an increase in volume of 8.6% (56.3 million units).
     Revenues at Vector Tobacco for the three months ended June 30, 2008 were $630 compared to $1,046 in the 2007 period due to decreased sales volume. Vector Tobacco’s revenues in both periods related to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $56,930 for the three months ended June 30, 2008 compared to $53,129 for the three months ended June 30, 2007. This represented an increase of $3,801 (7.2%) when compared to the same period last year, due primarily to decreased promotional spending expense. Liggett’s brands contributed 99.7% to our gross profit and Vector Tobacco contributed 0.3% for the three months ended June 30, 2008. Over the same period in 2007, Liggett’s brands contributed 99.4% to tobacco gross profit and Vector Tobacco contributed 0.6%.
     Liggett’s gross profit of $56,751 for the three months ended June 30, 2008 increased $3,947 from gross profit of $52,804 for the three months ended June 30, 2007. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 57.3% for the three months ended June 30, 2008 compared to gross profit of 56.0% for the three months ended June 30, 2007. This increase in Liggett’s gross profit in the 2008 period was attributable primarily to decreased promotional spending expense.

     Vector Tobacco’s gross profit was $179 for the three months ended June 30, 2008 compared to gross profit of $325 for the same period in 2007. The decrease was due primarily to the reduced sales volume.
     Expenses. Operating, selling, general and administrative expenses were $22,585 for the three months ended June 30, 2008 compared to $23,946 for the same period last year, a decrease of $1,361 (5.7%). Expenses at Liggett were $13,059 for the three months ended June 30, 2008 compared to $15,341 for the same period in the prior year, a decrease of $2,282 or 14.9%. The decrease related to product liability legal expenses in the 2008 period compared to the 2007 period. Liggett’s product liability legal expenses of $1,705 for the three months ended June 30, 2008 compared to $3,206 for the same period in the prior year. Expenses at Vector Tobacco for the three months ended June 30, 2008 were $2,105 compared to expenses of $2,427 for the three months ended June 30, 2007. Expenses at the corporate level increased from $6,178 to $7,421.
     For the three months ended June 30, 2008, Liggett’s operating income increased $6,229 to $43,692 compared to $37,463 for the same period in 2007 primarily due to increased gross profit. For the three months ended June 30, 2008, Vector Tobacco’s operating loss was $1,925 compared to a loss of $2,102 for the three months ended June 30, 2007.
     Other Income (Expenses). For the three months ended June 30, 2008, other income (expenses) was income of $57 compared to $9,147 for the three months ended June 30, 2007. For the three months ended June 30, 2008, other income consisted of equity income from non-consolidated real estate businesses of $4,184, interest and dividend income of $1,375 and $9,759 for changes in fair value of derivatives embedded within convertible debt. This amount was primarily offset by interest expense of $15,257. The equity income of $4,184 for the 2008 period resulted from New Valley’s investment in Douglas Elliman Realty. For the three months ended June 30, 2007, other income consisted of the gain on the exchange of the LTS notes of $8,121, equity income from non-consolidated real estate businesses of $6,927, changes in fair value of derivatives embedded within convertible debt of $2,089 and interest and dividend income of $1,561. This amount was primarily offset by interest expense of $9,520. The equity income of $6,927 for the 2007 period resulted primarily from income of $6,986 related to New Valley’s investment in Douglas Elliman Realty offset by losses of $59 in 16th and K. As of March 31, 2007, New Valley suspended its recognition of equity losses in Ceebraid and Koa Investors as such losses exceed its basis plus any commitment to make additional investments.
     The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The gains from the embedded derivatives in the three months ended June 30, 2008 and 2007, respectively, was primarily the result of interest payments during the period and increasing long-term interest rates.
     Income before income taxes. Income before income taxes for the three months ended June 30, 2008 was $34,402 compared to income before income taxes of $38,330 for the three months ended June 30, 2007.
     Income tax provision. The income tax provision was $15,277 and $16,949 for the three months ended June 30, 2008 and 2007, respectively. Our income tax rate for the three months ended June 30, 2008 and 2007 did not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes offset by the impact of the domestic production activities deduction.
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

     Six Months Ended June 30, 2008 Compared to Six Months ended June 30, 2007
     Revenues. Total revenues were $275,165 for the six months ended June 30, 2008 compared to $274,243 for the six months ended June 30, 2007. This $922 (0.3%) increase in revenues was due to a $1,857 (0.7%) increase in revenues at Liggett and a $935 (44.0%) decrease in revenues at Vector Tobacco.
     Tobacco Revenues. In April 2007, Liggett increased the list price of GRAND PRIX by an additional $1.00 per carton. In September 2007, Liggett increased the list price of LIGGETT SELECT, EVE and GRAND PRIX by an additional $0.70 per carton. In April 2008, Liggett increased the list price of GRAND PRIX by $0.40 per carton. In addition, in April 2008, Liggett decreased the early payment terms on its cigarettes from 2.75% to 2.25% of invoice amount.
     All of Liggett’s sales for the first six months of 2008 and 2007 were in the discount category. For the six months ended June 30, 2008, net sales at Liggett totaled $273,975, compared to $272,118 for the six months ended June 30, 2007. Revenues increased by 0.7% ($1,857) due to a favorable price variance of $19,989 primarily related to LIGGETT SELECT and GRAND PRIX and new sales of $363 from the introduction of SNUS offset by an unfavorable volume variance of $18,231 (approximately 307.5 million units) and sales mix of $264. Net revenues of the LIGGETT SELECT brand decreased $5,252 for the first six months of 2008 compared to 2007, and its unit volume decreased 11.3% in 2008 period compared to 2007. Net revenues of the GRAND PRIX brand increased $12,477 for the first six months of 2008 compared to 2007 as a favorable variance from pricing and lower promotional spending of $9,955 and an increase in volume of 3.6% (47.9 million units).
     Revenues at Vector Tobacco for the six months ended June 30, 2008 were $1,190 compared to $2,125 in the 2007 period due to decreased sales volume. Vector Tobacco’s revenues in both periods related to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $109,128 for the six months ended June 30, 2008 compared to $102,336 for the six months ended June 30, 2007. This represented an increase of $6,792 (6.6%) when compared to the same period last year, due primarily to decreased returns. Liggett’s brands contributed 99.7% to our gross profit and Vector Tobacco contributed 0.3% for the six months ended June 30, 2008. Over the same period in 2007, Liggett’s brands contributed 99.4% to tobacco gross profit and Vector Tobacco contributed 0.6%.
     Liggett’s gross profit of $108,777 for the six months ended June 30, 2008 increased $7,086 from gross profit of $101,691 for the six months ended June 30, 2007. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 57.2% for the six months ended June 30, 2008 compared to gross profit of 55.5% for the six months ended June 30, 2007. This increase in Liggett’s gross profit in the 2008 period was attributable primarily to decreased promotional spending expense and a $1,100 of a one-time decrease in MSA expense as a result of the MSA assessment for 2007 being less than anticipated.
     Vector Tobacco’s gross profit was $351 for the six months ended June 30, 2008 compared to gross profit of $645 for the same period in 2007. The decrease was due primarily to the reduced sales volume.

     Expenses. Operating, selling, general and administrative expenses were $46,742 for the six months ended June 30, 2008 compared to $47,433 for the same period last year, a decrease of $691 (1.5%). Expenses at Liggett were $27,741 for the six months ended June 30, 2008 compared to $28,768 for the same period in the prior year, a decrease of $1,027 or 3.6%. The decrease related to product liability legal expenses in the 2008 period compared to the 2007 period. Liggett’s product liability legal expenses of $3,069 for the six months ended June 30, 2008 compared to $4,237 for the same period in the prior year. Expenses at Vector Tobacco for the six months ended June 30, 2008 were $4,687 compared to expenses of $5,051 for the six months ended June 30, 2007. Expenses at the corporate level increased from $13,614 in the 2007 period to $14,314.
     For the six months ended June 30, 2008, Liggett’s operating income increased $8,113 to $81,036 compared to $72,923 for the same period in 2007 primarily due to increased gross profit. For the six months ended June 30, 2008, Vector Tobacco’s operating loss was $4,336 compared to a loss of $4,406 for the six months ended June 30, 2007.
     Other Income (Expenses). For the six months ended June 30, 2008, other income (expenses) was a loss of $2,922 compared to income of $23,143 for the six months ended June 30, 2007. For the six months ended June 30, 2008, other income consisted of equity income from non-consolidated real estate businesses of $17,504, changes in fair value of derivatives embedded within convertible debt of $7,315 and interest and dividend income of $3,346 and was primarily offset by interest expense of $30,510 and a loss of $577 associated with the performance of an investment partnership. The equity income of $17,504 for the 2008 period resulted from New Valley’s investment in Douglas Elliman Realty which contributed $5,522 and $11,982 from 16th and K, which consisted of equity losses from the operations of the St. Regis Hotel of $3,796 and income of $15,779 in connection with the gain on the disposal of 16th and K’s interest in 90% of the St. Regis Hotel in Washington, D.C. For the six months ended June 30, 2007, other income consisted of $20,000 for the NASA lawsuit settlement, equity income from non-consolidated real estate businesses of $9,337, gain from the exchange of the LTS notes of $8,121, interest and dividend income of $3,417 and change in fair value of derivatives embedded within convertible debt of $2,116 and was offset by interest expense of $18,654 and a loss on investments of $1,158. The equity income of $9,337 for the 2007 period resulted primarily from income of $11,142 related to New Valley’s investment in Douglas Elliman Realty offset by losses of $953 in Ceebraid, $750 in Koa Investors, and $102 in 16th and K. As of March 31, 2007, New Valley suspended its recognition of equity losses in Koa Investors as such losses exceed its basis plus any commitment to make additional investments.
     The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The gains from the embedded derivatives in the six months ended June 30, 2008 and 2007, respectively, were primarily the result of interest payments during the period and increasing long-term interest rates.
     Income before income taxes. Income before income taxes for the six months ended June 30, 2008 was $59,464 compared to income before income taxes of $78,046 for the six months ended June 30, 2007.
     Income tax provision. The income tax provision was $26,032 and $33,538 for the six months ended June 30, 2008 and 2007, respectively. Our income tax rate for the six months ended June 30, 2008 and 2007 did not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes offset by the impact of the domestic production activities deduction. In addition, our income tax provision for 2008 was reduced because of the impact of the gain on the disposal of the St. Regis, which reduced income tax expense by $460 due to differences in our marginal tax rate of approximately 41% and our anticipated effective annual income tax rate from ordinary operations of approximately 45%. In addition, our income tax provision for 2007 was reduced because of the impact of the settlement of an income tax assessment in March 2007, which reduced income tax expense by

$450, the $19,590 of income from the lawsuit settlement with the United States government, which reduced income tax expense by approximately $800 or the gain from the exchange of the LTS notes, which reduced income tax expense by approximately $325 due to differences in our marginal tax rate of approximately 41% and our anticipated effective annual income tax rate from ordinary operations of approximately 45%. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28”. We did not include the discrete items discussed above in the 2008 or 2007 computation of our effective annual income tax rate from estimated pre-tax results from ordinary operations. Accordingly, our provision for income taxes for the six months ended June 30, 2008 and 2007 has been computed by applying the discrete method in accordance with FIN 18 to account for these items.
Liquidity and Capital Resources
     Net cash and cash equivalents decreased $18,319 for the six months ended June 30, 2008 and decreased $20,384 for the six months ended June 30, 2007.
     Net cash provided from operations was $35,885 and $57,360 for the six months ended June 30, 2008 and 2007, respectively. The difference between the two periods relates primarily to the receipt of $20,000 in connection with the NASA settlement in 2007, increased payables at Liggett in 2008 compared to a decrease in 2007, larger increases in accounts receivable and increased payments of compensation accruals at Liggett Vector Brands in 2008.
     Cash used in investing activities was $15,020 and $9,376 for the six months ended June 30, 2008 and 2007, respectively. In the first six months of 2008, cash was used for the purchase of the mortgage receivable of $21,704, the purchase of non-consolidated real estate businesses of $10,000, the purchase of investment securities of $5,182, net capital expenditures of $2,083, increase in the cash surrender value of corporate-owned life insurance policies of $521, an increase in restricted assets of $259 and the purchase of long-term investments of $51 offset by the distributions from non-consolidated real estate businesses of $16,446 and from the proceeds from the liquidation of long-term investments of $8,334. In the first six months of 2007, cash was used for capital expenditures of $2,716, the purchase of investment securities of $6,032, investment in non-consolidated real estate businesses of $750, increase in the cash surrender value of corporate-owned life insurance policies of $524, an increase in restricted assets of $313 and the net purchase of long-term investments of $41 partially offset by the return of capital contributions from non-consolidated real estate businesses of $1,000.
     Cash used in financing activities was $39,184 for the six months ended June 30, 2008 compared to cash used of $68,368 for the 2007 period. In the first six months of 2008, cash was primarily used for distributions on common stock of $52,737, repayments on debt of $2,984, net payments of debt under the revolver of $1,635, deferred financing charges of $137, offset by the excess tax benefit of options exercised of $18,283 and the proceeds from the exercise of options of $26. In the first six months of 2007, cash was used for distributions on common stock of $50,360 and repayments on debt of $38,205. Cash used was offset primarily by net borrowings under the revolver of $16,643 and proceeds from the exercise of options of $1,978.
     Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $13,146 was outstanding at June 30, 2008. Availability as determined under the facility was approximately $18,680 based on eligible collateral at June 30, 2008. The facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the facility, on a trailing twelve-month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The covenants also require that annual capital expenditures, as defined under the facility, (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year. At June 30, 2008, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were approximately $150,211 for the twelve months ended June 30, 2008.

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
     Vector. We believe that we will continue to meet our liquidity requirements through 2009. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $48,750, dividends on our outstanding shares (currently at an annual rate of approximately $114,000) and corporate expenses and taxes. We anticipate funding our expenditures for current operations and required principal payments with available cash resources, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.
     We or our subsidiaries file U.S. federal income tax returns and returns with various state and local jurisdictions. Our condensed consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of June 30, 2008, our deferred income tax liabilities exceeded our deferred income tax assets by $115,234. Our current deferred income tax liabilities increased by approximately $75,500 during the six months ended June 30, 2008 as a result of the reclassification of a deferred tax liability from non-current to current liabilities. This reclassification resulted from our settlement with the Internal Revenue Service in July 2006, which required us to recognize taxable income of approximately $192,000 from the Philip Morris brand transaction by March 1, 2009. The largest component of our deferred tax liabilities exists because of differences that resulted from the Philip Morris brand transaction discussed above.

Market Risk
     We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
     As of June 30, 2008, approximately $30,800 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of June 30, 2008, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $308.
     In addition, as of June 30, 2008, approximately $93,553 ($221,864 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and its carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance.
     We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in yield of our debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of our embedded derivatives was between $93,300 and $95,300. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $94,267 as of June 30, 2008. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
     Changes to the estimated fair value of these embedded derivatives are reflected quarterly within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $4,154 with approximately $435 resulting from the embedded derivative associated with our 5% variable interest senior convertible notes due 2011 and the remaining $3,719 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $4,950 per year.

     We held investment securities available for sale totaling $37,508 at June 30, 2008, which includes 13,888,889 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $20,972 and 5,057,110 shares of Opko Health, Inc., which were carried at $5,024. In March 2008, we acquired 2,800,000 shares of Opko in a private placement. These shares have not been registered for resale. See Note 3 to our condensed consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.
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
     On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We are currently assessing the impact of FSP No. EITF 03-6-1 on our consolidated financial statements.

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

     In August 1996, the FDA filed in the Federal Register a Final Rule classifying tobacco as a “drug” or “medical device”, asserting jurisdiction over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rule. In March 2000, the United States Supreme Court ruled that the FDA does not have the power to regulate tobacco. Liggett supported the FDA Rule and began to phase in compliance with certain of the proposed FDA regulations. Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers. Congressional advocates of FDA regulations have introduced legislation that would give the FDA authority to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health, thereby allowing the FDA to reinstate its prior regulations or adopt new or additional regulations. In October 2004, the Senate passed a bill, which did not become law, providing for FDA regulation of tobacco products. A substantially similar bill was reintroduced in Congress in February 2007. This legislation was approved in August, 2007, by the Senate Committee on Health, Education, Labor and Pensions, and is awaiting consideration by the full Senate. Companion legislation was approved by the House Committee on Energy and Commerce in April 2008 was passed by the full House of Representatives July 2008. The House legislation includes a provision granting certain phase in exemptions for small manufacturers that would not be applicable to the Company. At this time, the Company does not know whether FDA regulation over tobacco products will be approved by this Congress, and if so, whether it will be signed into law by the President. FDA regulation of tobacco products could have a material adverse effect on the Company.
     In August 1996, Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 2002, the United States Court of Appeals for the First Circuit ruled that the ingredients disclosure provisions violated the constitutional prohibition against unlawful seizure of property by forcing firms to reveal trade secrets. Liggett began voluntarily complying with this legislation in December 1997 by providing ingredient information to the Massachusetts Department of Public Health and, notwithstanding the appellate court’s ruling, has continued to provide ingredient disclosure. Liggett and Vector Tobacco also provide ingredient information annually, as required by law, to the states of Texas and Minnesota. Several other states are considering ingredient disclosure legislation, and the proposed legislation under consideration by Congress providing for FDA regulation also calls for, among other things, ingredient disclosure.
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

     Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack, although proposals are pending in Congress to increase the federal excise tax by as much as $0.61 per pack. Such a proposal was included in legislation to reauthorize the State Children’s Health Insurance Program which was passed by Congress, but, ultimately vetoed by the President. This legislation is likely to be reconsidered by Congress in the future. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. Eleven states have enacted increases in excise taxes in 2007. Five states enacted increases to state taxes in 2008 and further increases are expected. Congress is currently considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and various states and other jurisdictions are considering, or have pending, legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had, and will continue to have, an adverse effect on sales of cigarettes.
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
     Federal or state regulators may object to Vector Tobacco’s low nicotine and nicotine-free cigarette products and reduced risk cigarette products it may develop as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace or significant changes to advertising. Various concerns regarding Vector Tobacco’s advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has previously engaged in discussions in an effort to resolve these concerns and Vector Tobacco has, in the interim, suspended all print advertising for its QUEST brand. Failure to advertise the QUEST brand could have a material adverse effect on sales of QUEST. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco’s products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco’s business may become subject to extensive domestic and international governmental regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution, advertising and labeling of tobacco products as well as any express or implied health claims associated with reduced risk, low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies such as the FDA, the FTC or the United States Department of Agriculture may be established. The FTC has expressed interest in the regulation of tobacco products which bear reduced carcinogen claims, and has also recently proposed rescinding FTC guidance issued in 1966 indicating that factual statements of tar and nicotine yields based on the Cambridge Filter Method generally will not violate the FTC Act. The FTC also announced that if it rescinds the guidance, advertisers should not thereafter use terms such as “per FTC Method” or other phrases that state or imply FTC endorsement or approval of the Cambridge Method or other machine-based methods. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse effect on the Company.
     A wide variety of federal, state and local laws limit the advertising, sale and use of cigarettes, and these laws have proliferated in recent years. For example, many local laws prohibit smoking in restaurants and other public places, and many employers have initiated programs restricting or eliminating smoking in the workplace. There are various other legislative efforts pending on the federal and state level which seek to, among other things, eliminate smoking in public places, further restrict displays and advertising of cigarettes, require additional warnings, including graphic warnings, on cigarette packaging and advertising, ban vending machine sales and curtail affirmative defenses of tobacco companies in product liability litigation. This trend has had, and is likely to continue to have, an adverse effect on the Company.

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
     Further information on risks and uncertainties specific to our business include the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 and Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission.
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

No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended June 30, 2008.

Our purchases of our common stock during the three months ended June 30, 2008 were as follows:

				Total Number	Maximum Number
				of Shares	of Shares that
	Total			Purchased as	May Yet Be
	Number of		Average	Part of Publicly	Purchased Under
	Shares		Price Paid	Announced Plans	the Plans
Period	Purchased		per Share	or Programs	or Programs

April 1 to April 30, 2008	—		$—	—	—

May 1 to May 31, 2008	—		—	—	—

June 1 to June 30, 2008	1,375,895	(1)	17.73	—	—

Total	1,375,895		$17.73	—	—

(1)	Delivery of shares to us in payment of exercise price in connection with exercise of an employee stock option for 3,878,317 shares on June 12, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2008 annual meeting of stockholders on May 27, 2008. The matters submitted to our stockholders for a vote at the meeting were to elect the following seven director nominees to serve for the ensuing year and until their successors are elected. The votes cast and withheld for the election of directors were as follows:

Nominee	For	Withheld
Bennett S. LeBow	36,848,233	14,031,189
Howard M. Lorber	36,760,438	14,118,984
Ronald J. Bernstein	38,061,162	12,818,260
Henry C. Beinstein	36,823,806	14,055,616
Robert J. Eide	38,165,457	12,713,965
Jeffrey S. Podell	38,164,853	12,714,569
Jean E. Sharpe	38,170,191	12,709,231

Based on these voting results, each of the directors nominated was elected.

Item 6.	Exhibits

	10.1	Vector Supplemental Retirement Plan (as amended and restated April 24, 2008)

	31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Material Legal Proceedings

*	Incorporated by reference.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD. (Registrant)
By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial Officer

Date: August 11, 2008