Form 10-Q
period 2008-09-30
VECTOR GROUP LTD
filed 2008-11-10
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2008

VECTOR GROUP LTD.
(Exact name of registrant as specified in its charter)

Delaware	1-5759	65-0949535
(State or other jurisdiction incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)
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

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes     ☒ No
     At November 10, 2008, Vector Group Ltd. had 66,014,070 shares of common stock outstanding.

VECTOR GROUP LTD.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. VECTOR GROUP LTD. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):
VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30,	December 31,
	2008	2007

ASSETS:
Current assets:
Cash and cash equivalents	$206,509	$238,117
Investment securities available for sale	46,151	45,875
Accounts receivable — trade	7,398	3,113
Inventories	92,044	86,825
Deferred income taxes	13,439	18,336
Other current assets	5,128	3,360

Total current assets	370,669	395,626

Property, plant and equipment, net	52,318	54,432
Mortgage receivable, net	17,704	—
Long-term investments accounted for at cost	70,019	72,971
Long-term investment accounted for under the equity method	—	10,495
Investments in non-consolidated real estate businesses	57,858	35,731
Restricted assets	7,928	8,766
Deferred income taxes	30,958	26,637
Intangible asset	107,511	107,511
Prepaid pension costs	45,148	42,084
Other assets	29,582	31,036

Total assets	$789,695	$785,289

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$9,432	$20,618
Accounts payable	4,459	6,980
Accrued promotional expenses	10,629	9,210
Income taxes payable, net	14,384	2,363
Accrued excise and payroll taxes payable, net	276	5,327
Settlement accruals	38,211	10,041
Deferred income taxes	95,593	24,019
Accrued interest	4,987	9,475
Other current liabilities	19,106	21,304

Total current liabilities	197,077	109,337

Notes payable, long-term debt and other obligations, less current portion	281,434	277,178
Fair value of derivatives embedded within convertible debt	93,745	101,582
Non-current employee benefits	44,743	40,933
Deferred income taxes	66,879	141,904
Other liabilities	16,785	13,503

Total liabilities	700,663	684,437

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 69,107,320 and 63,307,020 shares issued and 66,014,070 and and 60,361,068 shares outstanding	6,601	6,036
Additional paid-in capital	80,081	89,494
Retained earnings	—	—
Accumulated other comprehensive income	15,207	18,179
Less: 3,093,250 and 2,945,952 shares of common stock in treasury, at cost	(12,857)	(12,857)

Total stockholders’ equity	89,032	100,852

Total liabilities and stockholders’ equity	$789,695	$785,289

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues*	$145,601	$136,053	$420,766	$410,296

Expenses:
Cost of goods sold*	84,999	80,182	251,036	252,089
Operating, selling, administrative and general expenses	23,067	22,164	69,809	69,597

Operating income	37,535	33,707	99,921	88,610

Other income (expenses):
Interest and dividend income	1,094	2,445	4,440	5,862
Interest expense	(15,515)	(12,113)	(46,025)	(30,767)
Change in fair value of derivatives embedded within convertible debt	522	(6,331)	7,837	(4,215)
Provision for loss on investments	(7,000)	(58)	(7,000)	(1,216)
Gain from exchange of LTS notes	—	—	—	8,121
Equity income from non-consolidated real estate businesses	5,202	6,589	22,706	15,926
Income from lawsuit settlement	—	—	—	20,000
Other, net	(1)	(6)	(578)	(42)

Income before provision for income taxes	21,837	24,233	81,301	102,279
Income tax expense	7,010	9,169	33,042	42,707

Net income	$14,827	$15,064	$48,259	$59,572

Per basic common share:

Net income applicable to common shares	$0.22	$0.22	$0.72	$0.89

Per diluted common share:

Net income applicable to common shares	$0.21	$0.22	$0.70	$0.87

Cash distributions and dividends declared per share	$0.38	$0.36	$1.14	$1.09

*	Revenues and Cost of goods sold include excise taxes of $43,327, $43,025, $127,050 and $132,305, respectively.
The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total

Balance, December 31, 2007	60,361,068	$6,036	$89,494	$—	$18,179	$(12,857)	$100,852

Net income	—	—	—	48,259	—	—	48,259
Pension-related minimum liability adjustments, net of taxes	—	—	—	—	586	—	586
Forward contract adjustments, net of taxes	—	—	—	—	26	—	26
Unrealized loss on long-term investments accounted for under the equity method, net of taxes	—	—	—	—	(399)	—	(399)
Unrealized loss on investment securities, net of taxes	—	—	—	—	(3,185)	—	(3,185)

Total other comprehensive income	—	—	—	—	—	—	(2,972)

Total comprehensive income	—	—	—	—	—	—	45,287

Distributions and dividends on common stock	—	—	(30,148)	(47,945)	—	—	(78,093)
Effect of stock dividend	3,142,760	314	—	(314)	—	—	—
Exercise of options, net of 1,375,895 shares delivered to pay exercise price	2,510,242	251	(164)	—	—	—	87
Excess tax benefit of options exercised	—	—	18,304	—	—	—	18,304
Amortization of deferred compensation	—	—	2,595	—	—	—	2,595

Balance, September 30, 2008	66,014,070	$6,601	$80,081	$—	$15,207	$(12,857)	$89,032

The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007

Net cash provided by operating activities	$70,435	$91,199
Cash flows from investing activities:
Purchase of investment securities	(5,682)	(6,048)
Proceeds from sale or liquidation of long-term investments	8,334	50
Purchase of long-term investments	(51)	(35,091)
Purchase of mortgage receivable	(21,704)	—
Distributions from non-consolidated real estate businesses	17,628	1,000
Investments in non-consolidated real estate businesses	(22,000)	(750)
Increases in cash surrender value of life insurance policies	(766)	(690)
Decrease (increase) in non-current restricted assets	838	(310)
Proceeds from sale of fixed assets	403	789
Capital expenditures	(5,426)	(4,211)

Net cash used in investing activities	(28,426)	(45,261)

Cash flows from financing activities:
Proceeds from debt issuance	2,830	174,576
Repayments of debt	(4,666)	(39,718)
Deferred financing charges	(137)	(9,888)
Borrowings under revolver	386,499	389,383
Repayments on revolver	(397,892)	(401,231)
Dividends and distributions on common stock	(78,581)	(75,258)
Excess tax benefit of options exercised	18,304	1,928
Proceeds from exercise of options	26	4,857

Net cash (used in) provided by financing activities	(73,617)	44,649

Net (decrease) increase in cash and cash equivalents	(31,608)	90,587
Cash and cash equivalents, beginning of period	238,117	146,769

Cash and cash equivalents, end of period	$206,509	$237,356

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

(b) Distributions and Dividends on Common Stock:

The Company records distributions on its common stock as dividends in its condensed consolidated statement of stockholders’ equity to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in capital.

(c) Earnings Per Share (“EPS”):

Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 29, 2008 and September 28, 2007. The dividends were recorded at par value of $314 and $287 since the Company did not have retained earnings at September 30, 2008 and 2007, respectively. In connection with the 5% stock dividend, the Company increased the number of outstanding stock options by 5% and reduced the exercise prices accordingly. All per share amounts have been presented as if the stock dividends had occurred on January 1, 2007.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The Company has stock option awards which provide for common stock dividends at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. As a result, in its calculation of basic EPS for the three and nine months ended September 30, 2008 and 2007, the Company has adjusted its net income for the effect of its participating securities as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$14,827	$15,064	$48,259	$59,572
Income attributable to participating securities	(675)	(979)	(2,228)	(3,895)

Net income available to common stockholders	$14,152	$14,085	$46,031	$55,677

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding, which includes vested restricted stock.

Diluted EPS includes the dilutive effect of stock options, unvested restricted stock grants and convertible securities. Diluted EPS is computed by dividing net income available to common stockholders by the diluted weighted-average number of shares outstanding, which includes dilutive non-vested restricted stock grants, stock options and convertible securities.

Basic and diluted EPS were calculated using the following shares for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted-average shares for basic EPS	65,643,892	62,631,805	64,043,271	62,472,190

Plus incremental shares related to dilutive stock options and non-vested restricted stock	1,246,278	1,923,574	1,396,407	1,619,616

Weighted-average shares for fully diluted EPS	66,890,170	64,555,379	65,439,678	64,091,806

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and nine months ended September 30, 2008 and 2007 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Number of stock options	514,735	171,247	514,735	228,954

Weighted-average exercise price	$19.22	$26.41	$19.22	$24.26

Weighted-average shares of non-vested restricted stock	81,080	—	225,784	—

Weighted-average expense per share	$17.62	N /A	$17.15	N /A

Weighted-average number of shares issuable upon conversion of debt	12,932,556	12,932,556	12,932,556	12,932,556

Weighted-average conversion price	$17.16	$17.16	$17.16	$17.16

The $18,304 excess tax benefit of options exercised was derived primarily from stock options exercised during the second quarter of 2008.

(d) Comprehensive Income:

Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. The Company’s comprehensive income for the three and nine months ended September 30, 2008 was $19,843 and $45,287, respectively. The Company’s comprehensive income for the three and nine months ended September 30, 2007 was $13,119 and $70,510, respectively.

(e) Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of the Company’s embedded derivatives was between $93,200 and $94,900. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $93,745 as of September 30, 2008. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 6.)

(f) Capital and Credit Market Crisis

As the capital and credit market crisis has worsened, the Company has performed additional assessments to determine the impact, if any, of recent market developments, on the Company’s consolidated condensed financial statements. The Company’s additional assessments have included a review of access to liquidity in the capital and credit markets, counterparty creditworthiness, value of the Company’s investments (including long-term investments, mortgage receivable and employee benefit plans) and macroeconomic conditions. The recent unprecedented volatility in capital and credit markets may create additional risks in the upcoming months and possibly years and the Company will continue to perform additional assessments to determine the impact, if any, on the Company’s condensed consolidated financial statements. Thus, future impairment charges may occur.

On a quarterly basis, the Company evaluates its investments to determine whether an impairment has occurred. If so, the Company also makes a determination of whether such impairment is considered temporary or other-than-temporary. The Company believes that the assessment of temporary or other-than-temporary impairment is facts and circumstances driven. However, among the matters that are considered in making such a determination are the period of time the investment has remained below its cost or carrying value, the likelihood of recovery given the reason for the decrease in market value and the Company’s original expected holding period of the investment.

(g) Contingencies:

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
(h) New Accounting Pronouncements:

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to use the fair value option.

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

In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which addresses the application of SFAS 157 for illiquid financial instruments. FSP SFAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.

2.	RESTRUCTURING

The only remaining component of the 2006 Vector Research restructuring at September 30, 2008 and December 31, 2007 was employee severance and benefits of $14 and $70, respectively. Approximately $0 and $56 was utilized during the three and nine months ended September 30, 2008, respectively.

The only remaining component of the 2004 Liggett Vector Brands restructuring at September 30, 2008 and December 31, 2007 was contract termination and exit costs and the balance was $520 and $598 at September 30, 2008 and December 31, 2007, respectively. Approximately $44 and $78 was utilized during the three and nine months ended September 30, 2008, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of income taxes. The components of investment securities available for sale at September 30, 2008 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Marketable equity securities	$27,229	$19,836	$(914)	$46,151

Investment securities available for sale as of September 30, 2008 and December 31, 2007 include the Company’s 13,888,889 shares of Ladenburg Thalmann Financial Services Inc. (“LTS”) common stock, which were carried at $25,000 and $29,444, respectively. Investment securities available for sale as of September 30, 2008 and December 31, 2007 also include 5,057,110 and 2,257,110 shares, respectively, of Opko Health Inc. (“Opko”) common stock, which were carried at $8,850 and $6,433, respectively. In March 2008, the Company acquired 2,800,000 shares of Opko in a private placement. These shares have not been registered for resale but are expected to be freely tradable within one year. In 2008, the Company acquired 2,259,796 shares of Cardo Medical, Inc. for $500. The shares were carried at $3,842 as of September 30, 2008. These shares have not been registered for resale but are expected to be freely tradable within one year.

4.	INVENTORIES

Inventories consist of:

	September 30,	December 31,
	2008	2007

Leaf tobacco	$47,959	$41,502
Other raw materials	4,615	4,847
Work-in-process	268	710
Finished goods	47,794	45,331

Inventories at current cost	100,636	92,390
LIFO adjustments	(8,592)	(5,565)

	$92,044	$86,825

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At September 30, 2008, Liggett had leaf tobacco purchase commitments of approximately $9,901. There were no leaf tobacco purchase commitments at Vector Tobacco at that date. During 2007, the Company entered into a single source supply agreement for fire safe cigarette paper through 2012.

The Company capitalizes the incremental prepaid cost of the Master Settlement Agreement in ending inventory. For the nine months ended September 30, 2008, the Company’s MSA expense was reduced by approximately $1,300 as a result of a change in estimate to the MSA assessment for 2007.

LIFO inventories represent approximately 95% of total inventories at September 30, 2008 and December 31, 2007.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
5.	LONG-TERM INVESTMENTS

Long-term investments consist of investments in the following:

	September 30, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Investment partnerships accounted for at cost	$70,019	$72,489	$72,971	$89,007
Investments accounted for on the equity method	$—	$—	$10,495	$10,495
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

In April 2008, the Company elected to withdraw its investment in Jefferies Buckeye Fund, LLC (“Buckeye Fund”), a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. The Company recorded a loss of $567 during the first quarter of 2008 associated with the Buckeye Fund’s performance, which has been included as “Other expense” on the Company’s condensed consolidated statement of operations. The Company received proceeds of $8,328 in May 2008 and anticipates receiving an additional $925 of proceeds in the fourth quarter of 2008, which has been included in “Other current assets” on the Company’s condensed consolidated balance sheet.

The Company recorded a loss of $3,000 during the third quarter of 2008 due to the performance of two of its long-term investments. The Company determined that an other-than-temporary impairment had occurred during the third quarter of 2008 as a result of its quarterly evaluation of long-term investments. If it is determined that an other-than-temporary decline in fair value exists in long-term investments, the Company records an impairment charge with respect to such investment in its consolidated statements of operations. During the three and nine months ended September 30, 2008, one of the Company’s long-term investments was impaired due to a portion of its underlying assets being held in an account with the European subsidiary of Lehman Brothers Holdings Inc. while another of the Company’s long-term investments was impaired as a result of the fund’s performance in 2008.

The long-term investments are carried on the condensed consolidated balance sheet at cost. The fair value determination disclosed above would be classified as Level 3 under the SFAS 157 hierarchy disclosed in Note 11 if such assets were recorded on the condensed consolidated balance sheet at fair value. The fair values were determined based on unobservable inputs and were based on company assumptions, and information obtained from the partnerships based on the indicated market values of the underlying assets of the investment portfolio.

The changes in the fair value of these investments as of September 30, 2008 were as follows:

	Investment	Investment
	Partnerships	Partnerships
	Accounted for at	Accounted for on
	Cost	the Equity Method

Balance as of January 1, 2008	$89,007	$10,495
Unrealized loss on long-term investments	(2,034)	(675)
Realized loss on long-term investments	—	(567)

Balance as of March 31, 2008	86,973	9,253

Contributions (distributions)	47	(8,328)
Unrealized loss on long-term investments	(3,767)	—
Realized gain on long-term investments	14	—
Receivable classified as “Other currents assets”	—	(925)

Balance as of June 30, 2008	83,267	—

Contributions (distributions)	—	—
Unrealized loss on long-term investments	(7,778)	—
Realized loss on long-term investments	(3,000)	—

Balance as of September 30, 2008	$72,489	$—

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Because the capital and credit market crisis has continued to worsen, the Company will continue to perform additional assessments to determine the impact, if any, on the Company’s condensed consolidated financial statements. Thus, future impairment charges may occur.

In the future, the Company may invest in other investments, including limited partnerships, real estate investments, equity securities, debt securities, derivatives and certificates of deposit, depending on risk factors and potential rates of return.

6.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	September 30,	December 31,
	2008	2007

Vector:
11% Senior Secured Notes due 2015	$165,000	$165,000
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $84,066 and $84,299*	25,934	25,701
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $41,961 and $48,027*	69,903	63,837

Liggett:
Revolving credit facility	3,389	14,782
Term loan under credit facility	7,422	7,822
Equipment loans	9,416	9,660

V.T. Aviation:
Note payable	5,583	6,470

VGR Aviation:
Note payable	4,130	4,370
Other	89	154

Total notes payable, long-term debt and other obligations	290,866	297,796
Less:
Current maturities	(9,432)	(20,618)

Amount due after one year	$281,434	$277,178

*	The fair value of the derivatives embedded within the 3.875% Variable Interest Senior Convertible Debentures ($64,986 at September 30, 2008 and $67,911 at December 31, 2007) and the 5% Variable Interest Senior Convertible Notes ($28,759 at September 30, 2008 and $33,671 at December 31, 2007) is separately classified as a derivative liability in the condensed consolidated balance sheets.

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

Variable Interest Senior Convertible Debt — Vector:

Vector has issued two series of variable interest senior convertible debt. Both series of debt pay interest on a quarterly basis at a stated rate plus an additional amount of interest on each payment date. The additional amount is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt would be convertible on such record date.

A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s variable interest senior convertible debt for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

3.875% convertible debentures	$89	$70	$269	$(98)
5% convertible notes	1,423	1,033	3,904	2,681

Interest expense associated with embedded derivatives	$1,512	$1,103	$4,173	$2,583

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

3.875% convertible debentures	$43	$(5,313)	$2,925	$(5,419)
5% convertible notes	479	(1,018)	4,912	1,204

Loss (gain) on changes in fair value of derivatives embedded within convertible debt	$522	$(6,331)	$7,837	$(4,215)

The following table reconciles the fair value of derivatives embedded within convertible debt at September 30, 2008.

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total

Balance at December 31, 2007	$67,911	$33,671	$101,582
Loss (gain) from changes in fair value of embedded derivatives	3,250	(806)	2,444

Balance at March 31, 2008	71,161	32,865	104,026
Gain from changes in fair value of embedded derivatives	(6,132)	(3,627)	(9,759)

Balance at June 30, 2008	65,029	29,238	94,267
Gain from changes in fair value of embedded derivatives	(43)	(479)	(522)

Balance at September 30, 2008	$64,986	$28,759	$93,745

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Beneficial Conversion Feature on Variable Interest Senior Convertible Debt:

A summary of non-cash interest expense associated with the amortization of the debt discount created by the beneficial conversion feature on the Company’s variable interest senior convertible debt for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Amortization of beneficial conversion feature:

3.875% convertible debentures	$(17)	$(17)	$(36)	$(197)
5% convertible notes	789	572	2,162	1,465

Interest expense associated with beneficial conversion feature	$772	$555	$2,126	$1,268

Unamortized Debt Discount:

The following table reconciles unamortized debt discount at September 30, 2008:

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total

Balance at December 31, 2007	$84,299	$48,027	$132,326
Amortization of embedded derivatives	(269)	(3,904)	(4,173)
Amortization of beneficial conversion feature	36	(2,162)	(2,126)

Balance at September 30, 2008	$84,066	$41,961	$126,027

Revolving Credit Facility — Liggett:

Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $3,389 was outstanding at September 30, 2008. Availability as determined under the facility was approximately $23,112 based on eligible collateral at September 30, 2008.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
7.	EMPLOYEE BENEFIT PLANS

Defined Benefit and Postretirement Plans:

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the three and nine months ended September 30, 2008 and 2007 consists of the following:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Service cost — benefits earned during the period	$1,035	$1,062	$3,105	$3,186
Interest cost on projected benefit obligation	2,381	2,281	7,143	6,843
Expected return on plan assets	(3,036)	(3,183)	(9,108)	(9,549)
Amortization of prior service cost	350	351	1,050	1,053
Amortization of net loss	25	176	75	528

Net expense	$755	$687	$2,265	$2,061

	Other
	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Service cost — benefits earned during the period	$4	$4	$12	$12
Interest cost on projected benefit obligation	148	148	444	444
Amortization of net loss	(45)	(26)	(135)	(78)

Net expense	$107	$126	$321	$378

The Company did not make contributions to its pension benefits plans for the three and nine months ended September 30, 2008 and does not anticipate making any contributions to such plans in 2008. The Company anticipates paying approximately $750 in other postretirement benefits in 2008.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
8.	CONTINGENCIES

Tobacco-Related Litigation:

Overview

Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. Liggett incurred legal expenses and other litigation related costs totaling approximately $1,737 and $1,648, for the three months ended September 30, 2008 and 2007, respectively, and $4,806 and $5,886 for the nine months ended September 30, 2008 and 2007, respectively.

Individual Actions

As of September 30, 2008, there were 36 individual cases pending against Liggett and/or the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. In addition, there were approximately 2,240 Engle progeny cases (defined below) pending, in state and federal courts in Florida, and approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of individual cases by state that are pending against Liggett (excluding Engle progeny cases and the cases consolidated in West Virginia) or its affiliates as of September 30, 2008:

Number
State	of Cases
Florida	11
New York	11
Louisiana	5
Mississippi	2
West Virginia	2
District of Columbia	1
Maryland	1
Missouri	1
Ohio	1
Pennsylvania	1

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Liggett Only Cases. There are currently five cases pending where Liggett is the only tobacco company defendant. In April 2004, in Davis v. Liggett Group, a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett appealed both the verdict and the legal fee award. In October 2007, the compensatory award was affirmed by the Fourth District Court of Appeal, but the court certified certain issues to the Florida Supreme Court. Oral argument was held on November 6, 2008. The parties await a decision. In March 2008, the Fourth District Court of Appeal reversed and remanded the legal fee award for further proceedings in the trial court. No amounts have been expensed for this matter. In Ferlanti v. Liggett Group, an Engle progeny case, a trial is scheduled for February 2009. This case was originally filed by plaintiff in 2003 as an individual case. Trial commenced in 2008 and, after three days, the court declared a mistrial. Since that time, plaintiff amended her complaint to assert her status as a decertified Engle class member. The Engle progeny cases are discussed below. The other three individual actions, where Liggett is the only tobacco company defendant, are dormant.

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

In addition to the award against Liggett in Davis (discussed above), jury awards have been returned against other cigarette manufacturers in recent years. The awards in these individual actions, often in excess of millions of dollars, are for both compensatory and punitive damages. There are several significant jury awards against other cigarette manufacturers which are currently on appeal.

Engle Progeny Cases. In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 mandate, are referred to as the “Engle progeny cases.” Liggett and/or the Company have been named in approximately 2,240 Engle progeny cases in both state and federal courts in Florida. Other cigarette manufacturers have also been named as defendants in most of these cases. These cases include approximately 9,570 plaintiffs, although duplicate cases were filed in federal and state court on behalf of approximately 660 plaintiffs. Although the total number of Engle plaintiffs will not increase, the number of cases will likely increase as the court may require multi-plaintiff cases to be severed into individual cases. For further information on the Engle case, see “Class Actions —Engle Case,” below.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Class Actions

As of September 30, 2008, there were eight actions pending for which either a class has been certified or plaintiffs are seeking class certification, where Liggett is a named defendant, including two alleged price fixing cases. Other cigarette manufacturers are also named in these actions. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in Castano v. American Tobacco Co., Inc., reversed a federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.

Engle Case. In May 1994, Engle was filed against Liggett and others in Miami-Dade County, Florida. The class consisted of all Florida residents who, by November 21, 1996, “have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarette smoking.” In July 1999, after the conclusion of Phase I of the trial, the jury returned a verdict against Liggett and other cigarette manufacturers on certain issues determined by the trial court to be “common” to the causes of action of the plaintiff class. The jury made several findings adverse to the defendants including that defendants’ conduct “rose to a level that would permit a potential award or entitlement to punitive damages.” Phase II of the trial was a causation and damages trial for three of the class plaintiffs and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. In April 2000, the jury awarded compensatory damages of $12,704 to the three class plaintiffs, to be reduced in proportion to the respective plaintiff’s fault. In July 2000, the jury awarded approximately $145,000,000 in punitive damages, including $790,000 against Liggett.

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

In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Co., awarded $37,500 in compensatory damages in a case involving Liggett and two other cigarette manufacturers, which amount was subsequently reduced by the court. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle progeny suit following entry of final judgment by the Engle trial court. In August 2008, the court entered judgment in the amount of $24,835 (for which Liggett is 50% responsible), plus interest from June 2002 which, as of September 30, 2008, was approximately $13,200. Liggett intends to appeal the award and may be required to post a bond. In addition, plaintiff filed a motion seeking an award of attorneys’ fees from Liggett based on plaintiff’s prior proposal for settlement. In October 2008, plaintiff withdrew her request for punitive damages.

Other Class Actions. Classes remain certified against Liggett in Kansas (Smith) and New Mexico (Romero). Smith v. Philip Morris and Romero v. Philip Morris are actions in which plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Class certification was granted in Smith in November 2001. Discovery is ongoing. Class certification was granted in Romero in April 2003 and was affirmed by the New Mexico Supreme Court in February 2005. In June 2006, the trial court granted defendants’ motion for summary judgment. Plaintiffs appealed to the New Mexico Court of Appeals. The parties completed briefing in August 2007 and await a decision. In West Virginia, a jury verdict in a purported medical monitoring class action was entered in favor of all tobacco company defendants other than Liggett (Liggett was previously severed from the trial). There has been no further activity in this case.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Class action suits have been filed in a number of states against cigarette manufacturers, alleging, among other things, that the use of the terms “light” and “ultra light” constitutes unfair and deceptive trade practices, among other things. One such suit, Schwab v. Philip Morris, pending in federal court in New York since 2004, sought to create a nationwide class of “light” cigarette smokers. In September 2006, the United States District Court for the Eastern District of New York certified the class. In April 2008, the United States Court of Appeals for the Second Circuit decertified the class. The case was returned to the trial court for further proceedings. There has been no further activity.

In November 1997, in Young v. American Tobacco Co., a purported personal injury class action was commenced on behalf of plaintiff and all similarly situated residents in Louisiana who, though not themselves cigarette smokers, alleged to have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. In October 2004, the trial court stayed this case pending the outcome of the appeal in Scott v. American Tobacco Co., (See description below).

In June 1998, in Cleary v. Philip Morris, a putative class action was brought in Illinois state court on behalf of persons who were allegedly injured by (i) the defendants’ purported conspiracy pursuant to which defendants allegedly concealed material facts regarding the addictive nature of nicotine; (ii) the defendants’ alleged acts of targeting their advertising and marketing to minors; and (iii) the defendants’ claimed breach of the public’s right to defendants’ compliance with laws prohibiting the distribution of cigarettes to minors. The plaintiffs request that the defendants be required to disgorge all profits unjustly received through their sale of cigarettes to plaintiffs and the class, which in no event will be greater than $75 per class member, inclusive of punitive damages, interest and costs. In July 2006, the plaintiffs filed a motion for class certification. A class certification hearing occurred in September 2007 and the parties are awaiting a decision. Merits discovery is stayed pending a ruling by the court. A status conference is scheduled in October 2009.

In April 2001, in Brown v. American Tobacco Co., a California state court granted in part plaintiffs’ motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants’ cigarettes “during the applicable time period” and who were exposed to defendants’ marketing and advertising activities in California. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law. In October 2006, the plaintiffs filed a petition for review with the California Supreme Court, which was granted in November 2006. Oral argument has not yet been scheduled.

Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia State court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action. The consolidation was affirmed on appeal by the West Virginia Supreme Court. In February 2008, the United States Supreme Court denied the defendants’ petition for writ of certiorari asking the Court to review the trial plan. It is estimated that Liggett could be a defendant in approximately 100 of the cases. In February 2008, the court granted defendants’ motion to stay all proceedings pending United States Supreme Court review in Altria Group Inc. v. Good, where the Court will determine whether certain state law claims are preempted by federal law. Oral argument was held in that case in October 2008 and the parties await a decision.

Class certification motions are pending in a number of other cases and a number of orders denying class certification are on appeal. In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers, including Scott. In that case, a Louisiana jury returned a $591,000 verdict (subsequently reduced by the court to $263,500 plus interest from June 2004) against other cigarette manufacturers to fund medical monitoring or smoking cessation programs for members of the class. The verdict is on appeal.

Governmental Actions

As of September 30, 2008, there were two Governmental Actions pending against Liggett, only one of which is active. The claims asserted in health care cost recovery actions vary. In these cases, the governmental entities typically assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
In December 1998, in City of St. Louis v. American Tobacco Company, a case pending in Missouri state court, the City of St. Louis and approximately 50 hospitals brought suit against Liggett and other cigarette manufacturers seeking recovery of costs expended by the hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. In June 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993 are pending. Discovery is ongoing. On September 3, 2008, the court heard argument on motions for summary judgment filed by the parties. A decision is pending. Recently, several plaintiffs dismissed their cases, with prejudice. Trial is scheduled to commence in January 2010.

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

Although this case has been concluded as to Liggett, it is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. All parties, other than Liggett, appealed the decision and, on October 14, 2008, oral argument was heard by the United States Court of Appeals for the District of Columbia. A decision is pending. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise imposes regulations which adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.

Third-Party Payor Actions

As of September 30, 2008, there were two Third-Party Payor Actions pending against Liggett. Other cigarette manufacturers are also named. The Third-Party Payor Actions typically have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. In Third-Party Payor Actions, plaintiffs seek damages for: funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys’ fees. Although no specific amounts are provided, it is understood that requested damages against cigarette manufacturers in these cases might be in the billions of dollars.

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

In May 2008, in National Committee to Preserve Social Security and Medicare v. Philip Morris USA, a case pending in the United States District Court for the Eastern District of New York, plaintiffs commenced an action to recover twice the amount paid by Medicare for the health care services provided to Medicare beneficiaries to treat diseases allegedly attributable to smoking the defendants’ cigarettes from May 21, 2002 to the present, for which treatment the defendants’ allegedly were required to make payment under MSP. Defendants’ motion to dismiss and Plaintiffs’ motion for partial summary judgment were filed in July 2008. A decision is pending.

Upcoming Trials

There are currently 41 individual actions in Florida, that may be set for trial in 2009, where Liggett and/or Vector, and other cigarette manufacturers are named as defendants. These cases are all Engle progeny cases. There is one Engle progeny case scheduled for trial in February 2009 where Liggett is the only defendant. In addition, a trial has been scheduled for January 19, 2009 in a non-Engle individual action in Florida and for October 19, 2009 in an individual action in Missouri where Liggett and other cigarette manufacturers are named as defendants. Trial dates are subject to change.

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

Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.2%, 2.4% and 2.5% of the total cigarettes shipped in the United States in 2005, 2006 and 2007, respectively. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, would pay on each excess unit an amount equal (on a per-unit basis) to that due by the OPMs for that year. In April 2006 and 2007, Liggett and Vector Tobacco paid $10,637 and $38,743 for their 2005 and 2006 MSA obligations, respectively and, in April 2008, paid $35,995 for their 2007 MSA obligations, having prepaid $34,500 in 2007.

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

Certain MSA Disputes

In 2005, the independent auditor under the MSA calculated that Liggett owed $28,668 for its 2004 sales. In April 2005, Liggett paid $11,678 and disputed the balance, as permitted by the MSA. Liggett subsequently paid $9,304 of the disputed amount, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At September 30, 2008, included in “Other assets” on the Company’s consolidated balance sheet, was a noncurrent receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686 is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the independent auditor’s retroactive change from “gross” to “net” units in calculating MSA payments, which Liggett contends is improper, as discussed below. From their April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,612 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,000 relating to the retroactive change from “gross” to “net” units. From its April 2008 payment, Liggett withheld approximately $4,000 for the 2007 NPM Adjustment and approximately $3,300 relating to the retroactive change from “gross” to “net” units. Vector Tobacco paid approximately $200 into the disputed payments account for the 2007 NPM Adjustment.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation has been commenced in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. To date, all 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable and 42 of those decisions are final. It is not possible to estimate a date by which arbitration of the dispute will commence or how many states will ultimately participate. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.

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

Litigation Challenging the MSA. In litigation pending in federal court in New York, certain importers of cigarettes allege that the MSA and certain related New York statutes violate federal antitrust and constitutional law. The district court granted defendants’ motion to dismiss the complaint for failure to state a claim. On appeal, the United States Court of Appeals for the Second Circuit held that if all of the allegations of the complaint were assumed to be true, plaintiffs had stated a claim for relief on antitrust grounds. On remand to the district court, in September 2004, the court denied plaintiffs’ motion to preliminarily enjoin the MSA and certain related New York statutes, but the court issued a preliminary injunction against an amendment to the “allocable share” provision of the New York escrow statute. The parties’ cross-motions for summary judgment are pending. Additionally, in another proceeding pending in New York federal court, plaintiffs seek to enjoin the statutes enacted by New York and other states in connection with the MSA on the grounds that the statutes violate the Commerce Clause of the United States Constitution and federal antitrust laws. In September 2005, the United States Court of Appeals for the Second Circuit held that if all of the allegations of the complaint were assumed to be true, plaintiffs had stated a claim for relief and that the New York federal court had jurisdiction over the other defendant states. In October 2006, the United States Supreme Court denied the petition of the attorneys general for writ of certiorari. Similar challenges to the MSA and MSA-related state statutes are pending in Kentucky, Arkansas, Kansas, Louisiana, Tennessee and Oklahoma. Liggett and the other cigarette manufacturers are not defendants in these cases.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
On October 28, 2008, Vibo Corporation, Inc., d/b/a General Tobacco commenced litigation in the United States District Court for the Western District of Kentucky against each of the Settling States and certain Participating Manufacturers. The plaintiff alleges, among other things, that the market share exemptions (i.e.: Grandfathered Share) provided to certain SPMs under the MSA, including Liggett and Vector Tobacco, violate federal antitrust and constitutional law. The plaintiff seeks, among other things, treble damages against each Participating Manufacturer.

Litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, to date, has not been successful.

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

In 2004, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. In 2004, Florida and Mississippi proposed settlements to Liggett in the total amount of approximately $20,000 for the period 1998 though 2003. Subsequent discussions did not result in a resolution of the issues. Liggett believes the states’ allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements.

Except for $2,500 accrued at September 30, 2008, in connection with the foregoing matters, no other amounts have been accrued in the accompanying condensed consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters or that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. For example, in June 2002, the jury in the Lukacs case, an individual case brought under the third phase of the Engle case, awarded $37,500 (subsequently reduced by the court to $24,835) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. In August 2008, the court entered judgment in favor of the plaintiff, including interest from June 2002 which, as of September 30, 2008, was approximately $13,200. In April 2004, a jury in an individual action in a Florida state court awarded compensatory damages of $540 against Liggett and legal fees of $752. The legal fee award was reversed on appeal and remanded to the trial court for further proceedings. It is possible that additional cases could be decided unfavorably against Liggett. As a result of the Engle decision, approximately 9,570 former Engle class members commenced suit against Liggett and/or the Company and other cigarette manufacturers. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

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

Other Matters:

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement was recently extended through 2014. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at September 30, 2008.

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

Vector’s income tax rates for the three and nine months ended September 30, 2008 and 2007 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The Company’s provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28.” In 2008, the Company did not include the gain on the income of the Company’s investment in the St. Regis Hotel, a $2,600 reversal of previously unrecognized tax benefits due to the expiration of the Statute of Limitations, and the provision for losses on long-term investments and mortgage receivable in the computation of the effective annual income tax rate from estimated pre-tax results from ordinary operations. In 2007, the Company did not include the benefit from the settlement of a state income tax assessment, the income from the lawsuit settlement with the United States government, the gain from the exchange of the LTS notes and the $2,200 reversal of previously unrecognized deferred tax benefits in the computation of the effective annual income tax rate for 2007 from estimated pre-tax results from ordinary operations. These items reduced the Company’s income tax provision by approximately $2,700 and $3,800 for the nine months ended September 30, 2008 and 2007, respectively, and the Company’s provision for income taxes by approximately $2,750 and $2,200 for the three months ended September 30, 2008 and 2007, respectively due to differences in the Company’s marginal tax rate of approximately 41% and its anticipated effective annual income tax rate from ordinary operations of approximately 44%.

The Company’s current deferred income tax liabilities increased by approximately $75,500 in 2008 as a result of the reclassification of a deferred tax liability from non-current to current liabilities. This reclassification resulted from the Company’s settlement with the Internal Revenue Service in July 2006, which required the Company to recognize taxable income of approximately $192,000 from the Philip Morris brand transaction by March 1, 2009.

10.	NEW VALLEY

Investments in non-consolidated real estate businesses. The components of “Investments in non-consolidated real estate businesses” were as follows as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Douglas Elliman Realty LLC	$35,383	$31,893
16th and K Holdings LLC	—	3,838
Koa Investors LLC	—	—
Aberdeen Townhomes LLC	10,475	—
New Valley Oaktree Chelsea Eleven LLC	12,000	—

Investments in non-consolidated real estate businesses	$57,858	$35,731

Residential Brokerage Business. New Valley recorded income of $4,727 and $6,621 for the three months ended September 30, 2008 and 2007, respectively, and income of $10,249 and $17,763 for the nine months ended September 30, 2008 and 2007, respectively, associated with Douglas Elliman Realty. New Valley’s income includes 50% of Douglas Elliman’s net income, as well as interest income earned by New Valley on a subordinated loan to Douglas Elliman Realty, increases to income resulting from amortization of negative goodwill which resulted from purchase accounting, and management fees. New Valley received cash distributions from Douglas Elliman Realty LLC of $3,200 and $322 for the three months ended September 30, 2008 and 2007, respectively, and $5,757 and $5,170 for the nine months ended September 30, 2008 and 2007, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Summarized financial information for Douglas Elliman Realty for the three and nine months ended September 30, 2008 and 2007 and as of September 30, 2008 and December 31, 2007 is presented below.

	September 30,	December 31,
	2008	2007

Cash	$24,954	$26,916
Other current assets	9,124	9,462
Property, plant and equipment, net	16,734	18,394
Trademarks	21,663	21,663
Goodwill	38,321	38,294
Other intangible assets, net	1,387	1,928
Other non-current assets	922	850
Notes payable — current	592	581
Current portion of notes payable to member — Prudential Real Estate Financial Services Of America, Inc.	4,729	4,373
Current portion of notes payable to member — New Valley	4,729	625
Other current liabilities	24,518	26,579
Notes payable — long term	803	2,402
Notes payable to member — Prudential Real Estate Financial Services of America, Inc.	3,043	15,115
Notes payable to member — New Valley	3,043	8,583
Other long-term liabilities	7,479	6,599
Members’ equity	64,169	52,650

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$99,259	$110,139	$281,515	$313,434
Costs and expenses	88,564	95,249	256,803	272,314
Depreciation expense	1,373	1,476	4,080	4,528
Amortization expense	74	111	223	285
Interest expense, net	800	966	2,465	3,424
Income tax expense	76	57	422	247

Net income	$8,372	$12,280	$17,522	$32,636

16th and K Holdings LLC. In 2007, 16th and K Holdings LLC entered into certain agreements to sell 90% of the St. Regis Hotel. The sale closed in March 2008. In addition to retaining a 3% interest, net of incentives, in the St. Regis Hotel, New Valley received $15,822 in March 2008 and received an additional $584 associated with the sale of the hotel in October 2008. The Company anticipates receiving an additional $3,400 in various installments between 2009 and 2012. The Company recorded the $15,822 as an investing activity in the condensed consolidated statement of cash flows. New Valley recorded equity losses of $0 and $32 for the three months ended September 30, 2008 and 2007, respectively, and $3,796 and $134 for the nine months ended September 30, 2008 and 2007, respectively, associated with 16th and K Holdings LLC. For the nine months ended September 30, 2008, New Valley also recorded equity income of $15,779 in connection with the gain from the sale of the St. Regis because the amount received from 16th and K Holdings exceeded the Company’s basis in the investment and the Company has no legal obligation to make additional investments to 16th and K Holdings.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Hawaiian Hotel. KOA Investors LLC owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. New Valley and certain members in KOA Investors have chosen not to fund discretionary capital calls in 2008 and KOA Investors was not able to meet its financial obligations in the third quarter of 2008. KOA has been informed by its Lender that it is in default on its $82,000 loan. The Company has carried its investment in KOA at $0 throughout 2008.

Aberdeen Townhomes LLC. In June 2008, a subsidiary of New Valley purchased a preferred equity interest in Aberdeen Townhomes LLC (“Aberdeen”) for $10,000. Aberdeen acquired five town home residences located in Manhattan, New York which it is in the process of rehabilitating and selling. In the event that Aberdeen makes distributions of cash, New Valley is entitled to a priority preferred return of 15% per annum until it has recovered its invested capital. New Valley is entitled to 25% of subsequent cash distributions of profits until it has achieved an annual 18% internal rate of return (“IRR”). New Valley is then entitled to 20% of subsequent cash distributions of profits until it has achieved an annual 23% IRR. After New Valley has achieved an annual 23% IRR, it is then entitled to 10% of any remaining cash distributions of profits. Aberdeen is a variable interest entity; however, the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its investment in Aberdeen is $10,000. This investment is being accounted for under the cost method. New Valley recorded income of $475 related to the priority return of 15% per annum for the three and nine months ended September 30, 2008

New Valley Oaktree Chelsea Eleven, LLC. In September 2008, a subsidiary of New Valley LLC purchased a 40% interest in New Valley Oaktree Chelsea Eleven, LLC (“New Valley Oaktree”). New Valley Oaktree lent $29,000 and contributed $1,000 in capital to Chelsea Eleven LLC (“Chelsea”), which is developing a condominium project in Manhattan, New York. The development consists of 72 luxury residential units and one commercial unit. Approximately 75% of the units have been pre-sold and approximately $35,000 in deposits held in escrow. The loan from New Valley Oaktree loan is subordinate to a $110,000 construction loan and a $24,000 mezzanine loan plus accrued interest. The loan from New Valley Oaktree to Chelsea bears interest at 60.25% per annum, compounded monthly, with $3,750 being held in an interest reserve.

New Valley Chelsea is a variable interest entity; however, the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its investment in Chelsea is $12,000. This investment is being accounted for under the equity method.

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
In October 2007, the “as is” value of the land was appraised in excess of the outstanding value of the loan. The Company recently obtained an updated appraisal that valued the property at substantially less than the outstanding loan balance. The reduction in value was attributed to the overall real estate market conditions in California. Among other things, Lennar Corporation has a payment guaranty of up to 50% of the outstanding loan and accrued interest as well as a guaranty to complete the development of the property. In order to calculate the fair market value of the investment, the Company utilized the most recent “as is” appraised value of the collateral and estimated the value of Lennar Corporation’s completion and payment guaranties, less estimated costs to enforce the guaranties and dispose of the property. The Company applied a discount rate of 25% and a default rate of approximately 5.4% to the Guarantor’s debt in valuing the guaranties. The Company believes that both rates approximated market conditions at September 30, 2008. Based on these estimates, the Company has determined that the fair market value was less than the carrying amount of the mortgage receivable at September 30, 2008 by approximately $4,000. This determination was made because real estate values in Palm Springs declined significantly in the third quarter. Accordingly, a reserve was established for the decline in value and a charge of $4,000 was recorded for the three and nine months ended September 30, 2008 as a component of “Provision for loss on investments” in the Company’s Condensed Consolidated Statement of Operations. The Company carried the loan on its condensed consolidated balance sheet at its net basis of $17,704 as of September 30, 2008. Litigation is ongoing to enforce the Company’s rights under the loan documents.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Real Estate Market Conditions. Because the real estate, capital and credit markets have continued to worsen, the Company will continue to perform additional assessments to determine the impact of the markets, if any, on the Company’s condensed consolidated financial statements. Thus, future impairment charges may occur.

NASA Settlement. In 1994, New Valley commenced an action against the United States government seeking damages for breach of a launch services agreement covering the launch of one of the Westar satellites owned by New Valley’s former Western Union satellite business. In March 2007, the parties entered into a Stipulation for Entry of Judgment to settle New Valley’s claims and, pursuant to the settlement, $20,000 was paid in May 2007. In the first quarter of 2007, the Company recognized a pre-tax gain of $19,590, which consisted of other non-operating income of $20,000 and $410 of selling, general and administrative expenses, in connection with the settlement.

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

The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value Measurements as of September 30, 2008
		Quoted Prices in
		Active Markets for	Significant other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$197,629	$197,629	$—	$—
Investment securities available for sale	46,151	37,331	8,820	—

Total	$243,780	$234,960	$8,820	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$93,745	$—	$—	$93,745

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The $8,820 of investment securities available for sale in Level 2 are not registered and therefore do not have direct market quotes.

The fair value of derivatives embedded within convertible debt were derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt as of September 30, 2008 are disclosed. (See Note 6.)

12.	SEGMENT INFORMATION

The Company’s significant business segments for the three months ended September 30, 2008 and 2007 were Liggett, Vector Tobacco and New Valley. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The New Valley segment includes the Company’s equity income and investments in non-consolidated real estate businesses and mortgage receivable.

Financial information for the Company’s operations before taxes for the three and nine months ended September 30, 2008 and 2007 follows:

		Vector	New	Corporate
	Liggett	Tobacco	Valley	and Other	Total
Three months ended September 30, 2008
Revenues	$144,841	$760	—	—	$145,601
Operating income (loss)	45,924	(2,439)	—	(5,950)	37,535
Equity income from non-consolidated real estate businesses	—	—	5,202	—	5,202
Depreciation and amortization	1,910	30	—	588	2,528

Three months ended September 30, 2007
Revenues	$135,186	$867	—	—	$136,053
Operating income (loss)	40,448	(2,841)	—	(3,900)	33,707
Equity income from non-consolidated real estate businesses	—	—	6,589	—	6,589
Depreciation and amortization	1,856	26	—	587	2,469

Nine months ended September 30, 2008
Revenues	$418,816	$1,950	—	—	$420,766
Operating income (loss)	126,960	(6,775)	—	(20,264)	99,921
Equity income from non-consolidated real estate businesses	—	—	22,706	—	22,706
Identifiable assets	312,188	2,317	57,383	417,807	789,695
Depreciation and amortization	5,682	89	—	1,757	7,528
Capital expenditures	5,341	85	—	—	5,426

Nine months ended September 30, 2007
Revenues	$407,304	$2,992	$—	$—	$410,296
Operating income (loss)	113,371	(7,247)	—	(17,514)	88,610
Equity income from non-consolidated real estate businesses	—	—	15,926	—	15,926
Identifiable assets	283,797	10,568	39,122	429,704	763,191
Depreciation and amortization	5,711	84	—	1,759	7,554
Capital expenditures	4,104	107	—	—	4,211

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
13.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to Securities and Exchange Commission Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered”. Each of the subsidiary guarantors are 100% owned, directly or indirectly, by the Company, and all guaranties are full and unconditional and joint and several. The Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting.

The 11% Senior Secured Notes due 2015, issued on August 16, 2007 by Vector, are fully and unconditionally guarantied on a joint and several basis by all of the 100%-owned domestic subsidiaries of the Company that are engaged in the conduct of its cigarette businesses. (See Note 6.) The notes are not guarantied by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley. Presented herein are unaudited condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007, the related unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2008 and 2007 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 of the Company (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).

The indenture contains covenants that restrict the payment of dividends by the Company if the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the indenture, for the most recently ended four full quarters is less than $50,000. The indenture also restricts the incurrence of debt if the Company’s Leverage Ratio and its Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. The Company’s Leverage Ratio is defined in the indenture as the ratio of the Company’s and the guarantying subsidiaries’ total debt less the fair market value of the Company’s and the guarantying subsidiaries’ cash and cash equivalents, investments in securities and long-term investments to Consolidated EBITDA, as defined in the indenture. The Company’s Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$199,028	$7,481	$—	$—	$206,509
Investment securities available for sale	46,073	—	78	—	46,151
Accounts receivable — trade	—	7,398	—	—	7,398
Intercompany receivables	87	—	—	(87)	—
Inventories	—	92,044	—	—	92,044
Deferred income taxes	13,074	365	—	—	13,439
Income taxes receivable	27,106	262	—	(27,368)	—
Other current assets	1,100	4,028	—	—	5,128

Total current assets	286,468	111,578	78	(27,455)	370,669

Property, plant and equipment, net	767	51,551	—	—	52,318
Mortgage receivable	—	—	17,704	—	17,704
Long-term investments accounted for at cost	69,234	—	785	—	70,019

Long-term investments accounted under the equity method	—	—	—	—	—
Investments in non- consolidated real estate businesses	—	—	57,858	—	57,858
Investments in consolidated subsidiaries	213,029	—	—	(213,029)	—
Restricted assets	3,705	4,223	—	—	7,928
Deferred income taxes	24,170	915	5,873	—	30,958
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	45,148	—	—	45,148
Other assets	16,074	13,508	—	—	29,582

Total assets	$613,447	$334,434	$82,298	$(240,484)	$789,695

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$9,432	$—	$—	$9,432
Accounts payable	398	4,059	2	—	4,459
Intercompany payables	—	87	—	(87)	—
Accrued promotional expenses	—	10,629	—	—	10,629
Income taxes payable, net	—	16,024	25,728	(27,368)	14,384
Accrued excise and payroll taxes payable, net	—	276	—	—	276
Settlement accruals	—	38,211	—	—	38,211
Deferred income taxes	84,089	11,504	—	—	95,593
Accrued interest	4,987	—	—	—	4,987
Other current liabilities	5,217	13,139	750	—	19,106

Total current liabilities	94,691	103,361	26,480	(27,455)	197,077
Notes payable, long-term debt and other obligations, less current portion	260,837	20,597	—	—	281,434
Fair value of derivatives embedded within convertible debt	93,745	—	—	—	93,745
Non-current employee benefits	29,569	15,174	—	—	44,743
Deferred income taxes	45,120	21,649	110	—	66,879
Other liabilities	453	15,222	1,110	—	16,785

Total liabilities	524,415	176,003	27,700	(27,455)	700,663

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity	89,032	158,431	54,598	(213,029)	89,032

Total liabilities and stockholders’ equity	$613,447	$334,434	$82,298	$(240,484) $	789,695

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Revenues	$—	$145,601	$—	$—	$145,601
Expenses:
Cost of goods sold	—	84,999	—	—	84,999
Operating, selling, administrative and general expenses	7,554	16,738	(1,225)	—	23,067
Management fee expense	—	1,984	—	(1,984)	—

Operating (loss) income	(7,554)	41,880	1,225	1,984	37,535
Other income (expenses):
Interest and dividend income	977	117	—	—	1,094
Interest expense	(15,149)	(366)	—	—	(15,515)
Changes in fair value of derivatives embedded within convertible debt	522	—	—	—	522
Provision for loss on investments	(3,000)	—	(4,000)	—	(7,000)
Equity income from non-consolidated real estate businesses	—	—	5,202	—	5,202
Equity income in consolidated subsidiaries	26,819	—	—	(26,819)	—
Management fee income	1,984	—	—	(1,984)	—
Other, net	(1)	—	—	—	(1)

Income before provision for income taxes	4,598	41,631	2,427	(26,819)	21,837
Income tax benefit (expense)	10,229	(16,224)	(1,015)	—	(7,010)

Net income	$14,827	$25,407	$1,412	$(26,819)	$14,827

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2007
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Revenues	$—	$136,053	$—	$—	$136,053
Expenses:
Cost of goods sold	—	80,182	—	—	80,182
Operating, selling, administrative and general expenses	4,033	17,895	236	—	22,164
Management fee expense	—	1,917	—	(1,917)	—

Operating (loss) income	(4,033)	36,059	(236)	1,917	33,707
Other income (expenses):
Interest and dividend income	2,223	222	—	—	2,445
Interest expense	(11,633)	(480)	—	—	(12,113)
Changes in fair value of derivatives embedded within convertible debt	(6,331)	—	—	—	(6,331)
Provision for loss on investment	—	—	(58)	—	(58)
Equity income from non-consolidated real estate businesses	—	—	6,589	—	6,589
Equity income in consolidated subsidiaries	29,984	—	—	(29,984)	—
Management fee income	1,917	—	—	(1,917)	—
Other, net	(6)	—	—	—	(6)

Income before provision for income taxes	12,121	35,801	6,295	(29,984)	24,233
Income tax benefit (expense)	2,943	(9,537)	(2,575)	—	(9,169)

Net income	$15,064	$26,264	$3,720	$(29,984)	$15,064

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Revenues	$—	$420,766	$—	$—	$420,766
Expenses:
Cost of goods sold	—	251,036	—	—	251,036
Operating, selling, administrative and general expenses	22,725	47,610	(526)	—	69,809
Management fee expense	—	5,954	—	(5,954)	—

Operating income (loss)	(22,725)	116,166	526	5,954	99,921
Other income (expenses):
Interest and dividend income	4,017	423	—	—	4,440
Interest expense	(44,699)	(1,326)	—	—	(46,025)
Changes in fair value of derivatives embedded within convertible debt	7,837	—	—	—	7,837
Provision for loss on investments	(3,000)	—	(4,000)	—	(7,000)
Equity income from non-consolidated real estate businesses	—	—	22,706	—	22,706
Equity income in consolidated subsidiaries	82,036	—	—	(82,036)	—
Management fee income	5,954	—	—	(5,954)	—
Other, net	(574)	—	(4)	—	(578)

Income before provision for income taxes	28,846	115,263	19,228	(82,036)	81,301
Income tax benefit (expense)	19,413	(44,568)	(7,887)	—	(33,042)

Net income	$48,259	$70,695	$11,341	$(82,036)	$48,259

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2007
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Revenues	$—	$410,296	$—	$—	$410,296
Expenses:
Cost of goods sold	—	252,089	—	—	252,089
Operating, selling, administrative and general expenses	18,660	49,913	1,024	—	69,597
Management fee expense	—	5,752	—	(5,752)	—

Operating income (loss)	(18,660)	102,542	(1,024)	5,752	88,610
Other income (expenses):
Interest and dividend income	10,467	522	—	(5,127)	5,862
Interest expense	(28,732)	(7,162)	—	5,127	(30,767)
Changes in fair value of derivatives embedded within convertible debt	(4,215)	—	—	—	(4,215)
Provision for loss on Investments, net	2	—	(1,218)	—	(1,216)
Gain from conversion of LTS notes	—	—	8,121	—	8,121
Equity income from non-consolidated real estate businesses	—	—	15,926	—	15,926
Income from lawsuit settlement	—	—	20,000	—	20,000
Equity income in consolidated subsidiaries	86,019	—	—	(86,019)	—
Management fee income	5,752	—	—	(5,752)	—
Other, net	(67)	1	24	—	(42)

Income before provision for income taxes	50,566	95,903	41,829	(86,019)	102,279
Income tax benefit (expense)	9,006	(35,073)	(16,640)	—	(42,707)

Net income	$59,572	$60,830	$25,189	$(86,019)	$59,572

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Net cash provided by operating activities	$54,155	$97,863	$4,167	$(85,750)	$70,435

Cash flows from investing activities:
Purchase of investment securities	(5,682)	—	—	—	(5,682)
Proceeds from sale or liquidation of long-term investments	8,334	—	—	—	8,334
Purchase of long-term investments	—	—	(51)	—	(51)
Purchase of mortgage receivable	—	—	(21,704)	—	(21,704)
Distributions from non-consolidated real estate businesses	—	—	17,628	—	17,628
Investment in non- consolidated real estate businesses	—	—	(22,000)	—	(22,000)
Increase in cash surrender value of life insurance policies	(386)	(380)	—	—	(766)
Decrease in non-current restricted assets	154	684	—	—	838
Investments in subsidiaries	(26,060)	—	—	26,060	—
Proceeds from the sale of fixed assets	—	403	—	—	403
Capital expenditures	—	(5,426)	—	—	(5,426)

Net cash used in investing activities	(23,640)	(4,719)	(26,127)	26,060	(28,426)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Nine Months Ended September 30, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Cash flows from financing activities:
Proceeds from debt	—	2,830	—	—	2,830
Repayments of debt	—	(4,666)	—	—	(4,666)
Deferred financing charges	(137)	—	—	—	(137)
Borrowings under revolver	—	386,499	—	—	386,499
Repayments on revolver	—	(397,892)	—	—	(397,892)
Capital contributions received	—	4,100	21,960	(26,060)	—
Intercompany dividends paid	—	(85,750)	—	85,750	—
Dividends and distributions on common stock	(78,581)	—	—	—	(78,581)
Proceeds from exercise of Vector options and warrants	26	—	—	—	26
Excess tax benefit of options exercised	18,304	—	—	—	18,304

Net cash (used in) provided by financing activities	(60,388)	(94,879)	21,960	59,690	(73,617)

Net decrease in cash and cash equivalents	(29,873)	(1,735)	—	—	(31,608)
Cash and cash equivalents, beginning of period	228,901	9,216	—	—	238,117

Cash and cash equivalents, end of period	$199,028	$7,481	$—	$—	$206,509

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2007
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Net cash provided by operating activities	$77,894	$66,868	$25,929	$(79,492)	$91,199

Cash flows from investing activities:
Purchase of investment securities	(6,048)	—	—	—	(6,048)
Proceeds from sale or liquidation of long-term investments	—	—	50	—	50
Purchase of long-term investments	(35,000)	—	(91)	—	(35,091)
Distributions from non-consolidated real estate businesses	—	—	1,000	—	1,000
Investment in non- consolidated real estate businesses	—	—	(750)	—	(750)
Increase in cash surrender value of life insurance policies	(353)	(337)	—	—	(690)
Receipt of repayment of notes receivable	4,000	—	—	(4,000)	—
(Increase) decrease in non-current restricted assets	(369)	59	—	—	(310)
Investments in subsidiaries	(38,500)	—	—	38,500	—
Capital expenditures	—	(4,211)	—	—	(4,211)
Investments in subsidiaries	—	789	—	—	789

Net cash (used in) provided by investing activities	(76,270)	(3,700)	209	34,500	(45,261)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Nine Months Ended September 30, 2007
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Cash flows from financing activities:
Proceeds from debt issuance	165,000	9,576	—	—	174,576
Repayments of debt	—	(43,718)	—	4,000	(39,718)
Deferred financing charges	(9,863)	(25)	—	—	(9,888)
Borrowings under revolver	—	389,383	—	—	389,383
Repayments on revolver	—	(401,231)	—	—	(401,231)
Capital contributions received	—	38,500	—	(38,500)	—
Intercompany dividends paid	—	(53,350)	(26,142)	79,492	—
Dividends and distributions on common stock	(75,258)	—	—	—	(75,258)
Tax benefit of options exercised	1,928	—	—	—	1,928
Proceeds from exercise of Vector options and warrants	4,857	—	—	—	4,857

Net cash (used in) provided by financing activities	86,664	(60,865)	(26,142)	44,992	44,649

Net (decrease) increase in cash and cash equivalents	88,288	2,303	(4)	—	90,587
Cash and cash equivalents, beginning of period	132,942	13,797	30	—	146,769

Cash and cash equivalents, end of period	$221,230	$16,100	$26	$—	$237,356

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
     All of Liggett’s unit sales volume in 2007 and the first nine months of 2008 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
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
     In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT was the largest seller in Liggett’s family of brands in 2007 and comprised 32.9% of Liggett’s unit volume in 2007 and 30.7% of Liggett’s volume for the nine months ended September 30, 2008. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX is marketed as the “lowest price fighter” to specifically compete with brands which are priced at the lowest level of the deep discount segment. GRAND PRIX, which represented 30.3% of Liggett’s volume in 2007, is now the largest seller in Liggett’s family of brands with 32.7% of Liggett’s unit volume for the nine months ended September 30, 2008.
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
Recent Developments
     SNUS. In May 2008 Liggett introduced SNUS, a premium quality pouched tobacco product. SNUS is manufactured in Sweden and is available in three varieties.
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
     Proposed and enacted excise tax increases. Congress is considering proposals to increase the federal excise tax by as much as $0.61 per pack. Eleven states enacted increases to state excise taxes in 2007. Eight states have enacted increases to state excise taxes in 2008 and further increases in states’ excise taxes are expected in 2008.
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

     In 2005, the independent auditor under the Master Settlement Agreement calculated that Liggett owed $28,668 for its 2004 sales. Liggett paid $11,678 and disputed the balance, as permitted by the Master Settlement Agreement. Liggett subsequently paid $9,304 of the disputed amount, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At September 30, 2008, included in “Other assets” on our consolidated balance sheet was a receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686 is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the independent auditor’s retroactive change from “gross” to “net” units in calculating Master Settlement Agreement payments, which Liggett contends is improper, as discussed above. From its April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,612 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,000 relating to the retroactive change from “gross” to “net” units. From its April 2008 payment, Liggett withheld approximately $4,000 for the 2007 NPM Adjustment and approximately $3,300 related to the retroactive change from “gross” to “net” units. Vector Tobacco paid approximately $200 into the disputed payments account for the 2007 NPM Adjustment.
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

     Except for $2,500 accrued as of September 30, 2008, in connection with the foregoing matters, no other amounts have been accrued in the accompanying consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters and that Liggett will not be required to make additional material accruals or payments, which could adversely affect our consolidated financial position, results of operations or cash flows.
     Long-term Investments. In April 2008, we elected to withdraw our investment in Jefferies Buckeye Fund, LLC (“Buckeye Fund”), a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. We recorded a loss of $567 during the first quarter of 2008 associated with the Buckeye Fund’s performance, which has been included as “Other expense” on our condensed consolidated statement of operations. We received proceeds of $8,328 in May 2008 and anticipate receiving an additional $925 of proceeds in the fourth quarter of 2008, which has been included in “Other current assets” on our condensed consolidated balance sheet.
     We recorded a loss of $3,000 during the third quarter of 2008 due to the performance of two of our long-term investments in 2008. During the three and nine months ended September 30, 2008, one of our long-term investments was impaired due to a portion of its underlying assets being held in an account with the European subsidiary of Lehman Brothers Holdings Inc. while another of our long-term investments was impaired as a result of the fund’s performance in the past three quarters. We record impairment charges when it is determined an other-than-temporary decline in fair value exists in any of our long-term investments. Thus, future impairment charges may occur.
     Sale of St. Regis Hotel. In March 2008, 16th and K Holdings LLC closed on the sale of 90% of the St. Regis Hotel. In addition to retaining a 3% interest, net of incentives, in the St. Regis Hotel, New Valley received $15,822 in March 2008 and an additional $584 in October 2008 and anticipates receiving an additional $3,400 in various installments between 2009 and 2012. New Valley recorded equity losses of $0 and $32 for the three months ended September 30, 2008 and 2007, respectively, and $3,796 and $134 for the nine months ended September 30, 2008 and 2007, respectively, associated with 16th and K Holdings LLC. For the nine months ended September 30, 2008, New Valley also recorded income of $15,779 in connection with the distributions received in excess of the carrying amount of the investment in St. Regis.
     Escena. In March 2008, a subsidiary of New Valley LLC purchased a loan secured by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena.” The loan, which is currently in foreclosure, was purchased for its $20,000 face value plus accrued interest and other costs of $1,445. The loan is being accounted for under the cost recovery method and the costs include the purchase price and additional capitalized costs of $259. The borrowers are Escena-PSC, LLC and Palm Springs Classic, LLC, a joint venture of Lennar Homes of California, Inc and Empire Land, LLC. Empire Land recently filed a Chapter 11 bankruptcy petition. Lennar Homes is an affiliate of Lennar Corporation. The project consists of 867 residential lots with site and public infrastructure, an 18-hole Nicklaus Design golf course, a substantially completed clubhouse, and a seven-acre site approved for a 450-room hotel.
     In October 2007, the “as is” value of the land was appraised in excess of the outstanding value of the loan. We recently obtained an appraisal that valued the property at substantially less than the outstanding loan balance. The reduction in value was attributed to the overall real estate market conditions in California. Among other things, Lennar Corporation has a payment guarantee of up to 50% of the outstanding loan and accrued interest as well as a guarantee to complete the development of the property. In order to calculate the fair market value of the investment, we utilized the most recent “as is” appraised value of the collateral and estimated the value of Lennar’s completion and payment guaranties, less estimated costs to enforce the guaranties and dispose the property. Based on these estimates, we determined that the fair market value was less than the carrying amount of the mortgage receivable at September 30, 2008 by approximately $4,000. Accordingly, a reserve was established for the decline in value and a charge of $4,000 was recorded for the three and nine months ended September 30, 2008. We carried the loan on our condensed consolidated balance sheet at its net basis of $17,704 as of September 30, 2008. Litigation is ongoing to enforce our rights under the loan documents.

     Aberdeen Townhomes LLC. In June 2008, a subsidiary of New Valley LLC purchased a preferred equity interest in Aberdeen Townhomes LLC for $10,000. Aberdeen acquired five town home residences located in Manhattan, New York, which it is in the process of rehabilitating and selling. In the event that Aberdeen makes distributions of cash, New Valley is entitled to a priority preferred return of 15% per annum until it has recovered its invested capital. New Valley is entitled to 25% of subsequent cash distributions of profits until it has achieved an annual 18% internal rate of return. New Valley is then entitled to 20% of subsequent cash distributions of profits until it has achieved an annual 23% IRR. After New Valley has achieved an annual 23% IRR, it is then entitled to 10% of any remaining cash distributions of profits. Aberdeen is a variable interest entity; however, we are not the primary beneficiary. Our maximum exposure to loss as a result of our investment in Aberdeen is $10,000. This investment is being accounted for under the cost method. We recorded income of $475 related to the priority return of 15% per annum for the three and nine months ended September 30, 2008
     New Valley Oaktree Chelsea Eleven, LLC. In September 2008, a subsidiary of New Valley LLC purchased a 40% interest in New Valley Oaktree Chelsea Eleven, LLC, which lent $29,000 and contributed $1,000 in capital to Chelsea Eleven LLC, which is developing a condominium project in Manhattan, New York. The development consists of 72 luxury residential units and one commercial unit. Approximately 75% of the units have been pre-sold and approximately $35,000 in deposits held in escrow. The loan from New Valley Oaktree is subordinate to a $110,000 construction loan and a $24,000 mezzanine loan plus accrued interest. The loan from New Valley Oaktree to Chelsea Eleven bears interest at 60.25% per annum, compounded monthly, with $3,750 being held in an interest reserve.
     New Valley Chelsea is a variable interest entity; however, we are not the primary beneficiary. Our maximum exposure to loss as a result of our investment in Chelsea is $12,000. This investment is being accounted for under the equity method.
Recent Developments in Tobacco-Related Litigation
     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of September 30, 2008, there were approximately 2,185 individual suits (excluding approximately 100 individual cases pending in West Virginia state court as part of a consolidated action; Liggett has been severed from the trial of the consolidated action), eight purported class actions and four governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett or us, or both, were named as a defendant.
     In 2000, a jury, in Engle v. R.J. Reynolds Tobacco Co., rendered a $145,000,000 punitive damages verdict in favor of a “Florida class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 mandate, are referred to as the “Engle progeny cases.” As of September 30, 2008, Liggett and/or us have been named in approximately 2,240 Engle progeny cases in both state and federal courts in Florida. Other cigarette manufacturers have also been named as defendants in most of these cases. These cases include approximately 9,570 plaintiffs. Duplicate cases were filed in federal and state courts on behalf of approximately 660 of these plaintiffs. Although the total number of Engle plaintiffs will not increase, the number of cases will likely increase as the court may require multi-plaintiff cases to be severed into individual cases. At present, trials have been scheduled or are likely to be scheduled for 42 Engle progeny cases during 2009. In one of these cases, Liggett is the only defendant.

     In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Company, awarded $37,500 in compensatory damages in a case involving Liggett and two other cigarette manufacturers. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle class member suit following entry of final judgment by the Engle trial court. In August 2008, the court entered judgment in the amount of $24,835 (for which Liggett is 50% responsible), plus interest from June 2002 which, as of September 30, 2008, was approximately $13,200. Liggett intends to appeal the award and may be required to post a bond. In addition, the plaintiff filed a motion seeking an award of attorneys’ fees from Liggett based on plaintiff’s prior proposal for settlement. In October 2008, plaintiff withdrew her request for punitive damages. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
     In recent years, there have been a number of proposed restrictive regulatory actions from various federal administrative bodies, including the United States Environmental Protection Agency and the FDA. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. In October 2004, the Senate passed a bill, which did not become law, providing for FDA regulation of tobacco products. A substantially similar bill was reintroduced in Congress in February 2007. This legislation was approved in August 2007 by the Senate Committee on Health, Education, Labor and Pensions, and is awaiting consideration by the full Senate. Companion legislation was approved by the House Committee on Energy and Commerce in April 2008 and was passed by the full House of Representatives in July 2008. The House legislation includes a provision granting certain phase in exemptions for small manufacturers that would not be applicable to Liggett. At this time, we do not know whether FDA regulation over tobacco products will be approved by this Congress, and if so, whether it will be signed into law by the President.
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
     For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three and nine months ended September 30, 2008 and 2007 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of the Medallion Company, Inc. (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenues:
Liggett	$144,841	$135,186	$418,816	$407,304
Vector Tobacco	760	867	1,950	2,992

Total revenues	$145,601	$136,053	$420,766	$410,296

Operating income (loss):
Liggett	$45,924	$40,448	$126,960	$113,371
Vector Tobacco	(2,439)	(2,841)	(6,775)	(7,247)

Total tobacco	43,485	37,607	120,185	106,124

Corporate and other	(5,950)	(3,900)	(20,264)	(17,514)

Total operating income	$37,535	$33,707	$99,921	$88,610

Three Months Ended September 30, 2008 Compared to Three Months ended September 30, 2007
     Revenues. Total revenues were $145,601 for the three months ended September 30, 2008 compared to $136,053 for the three months ended September 30, 2007. This $9,548 (7%) increase in revenues was due to a $9,655 (7.1%) increase in revenues at Liggett and a $107 (12.3%) decrease in revenues at Vector Tobacco.
     Tobacco Revenues. In April 2007, Liggett increased the list price of GRAND PRIX by an additional $1.00 per carton. In September 2007, Liggett increased the list price of LIGGETT SELECT, EVE and GRAND PRIX by an additional $0.70 per carton. In April 2008, Liggett increased the list price of GRAND PRIX by an additional $0.40 per carton. In addition, in April 2008, Liggett decreased the early payment terms on its cigarettes from 2.75% to 2.25% of invoice amount. In August 2008, Liggett increased the list price of LIGGETT SELECT, EVE and GRAND PRIX by an additional $1.00 per carton.

     All of Liggett’s sales for the third quarter of 2008 and 2007 were in the discount category. For the three months ended September 30, 2008, net sales at Liggett totaled $144,841, compared to $135,186 for the three months ended September 30, 2007. Revenues increased by 7.1% ($9,655) due to a favorable price variance of $8,289 primarily related to LIGGETT SELECT and GRAND PRIX, a favorable volume variance of $1,107 (approximately 18 million units) and new sales of $106 from the introduction of SNUS. Net revenues of the LIGGETT SELECT brand decreased $643 for the third quarter of 2008 compared to 2007, and its unit volume decreased 8.6% in the 2008 period compared to 2007. Net revenues of the GRAND PRIX brand increased $4,520 for the third quarter of 2008 compared to the 2007 period due to a favorable variance from pricing of $4,422 and an increase in volume of 0.2% (1.7 million units).
     Revenues at Vector Tobacco for the three months ended September 30, 2008 were $760 compared to $867 in the 2007 period due to decreased sales volume. Vector Tobacco’s revenues in both periods related to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $60,602 for the three months ended September 30, 2008 compared to $55,871 for the three months ended September 30, 2007. This represented an increase of $4,731 (8.5%) when compared to the same period last year, due primarily to decreased promotional spending expense. Liggett’s brands contributed 99.6% to our gross profit and Vector Tobacco contributed 0.4% for the three months ended September 30, 2008. Over the same period in 2007, Liggett’s brands contributed 99.8% to tobacco gross profit and Vector Tobacco contributed 0.2%.
     Liggett’s gross profit of $60,343 for the three months ended September 30, 2008 increased $4,600 from gross profit of $55,743 for the three months ended September 30, 2007. This increase in Liggett’s gross profit in the 2008 period was attributable primarily to increased pricing. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 59.4% for the three months ended September 30, 2008 compared to gross profit of 60.4% for the three months ended September 30, 2007.
     Vector Tobacco’s gross profit was $259 for the three months ended September 30, 2008 compared to gross profit of $128 for the same period in 2007. The increase was primarily due to increased pricing.
     Expenses. Operating, selling, general and administrative expenses were $23,067 for the three months ended September 30, 2008 compared to $22,164 for the same period last year, an increase of $903 (4.1%). Expenses at Liggett were $14,419 for the three months ended September 30, 2008 compared to $15,295 for the same period in the prior year, a decrease of $876 or 5.7%, which was the result of lower compensation expenses in the 2008 period. Liggett’s product liability legal expenses and other litigation related expenses were $1,737 and $1,648 for the three months ended September 30, 2008 and 2007, respectively. Expenses at Vector Tobacco for the three months ended September 30, 2008 were $2,697 compared to expenses of $2,969 for the three months ended September 30, 2007. Expenses at the corporate level increased from $3,900 to $5,951.
     For the three months ended September 30, 2008, Liggett’s operating income increased $5,476 to $45,924 compared to $40,448 for the same period in 2007 primarily due to increased gross profit. For the three months ended September 30, 2008, Vector Tobacco’s operating loss was $2,439 compared to a loss of $2,841 for the three months ended September 30, 2007.

     Other expenses. For the three months ended September 30, 2008, other expenses were $15,698 compared to $9,474 for the three months ended September 30, 2007. For the three months ended September 30, 2008, other expenses consisted of interest expense of $15,515 and losses of $7,000 associated with the performance of two investment partnerships ($1,500 each) and a decline in value in the mortgage receivable ($4,000) and was offset by other income of equity income from non-consolidated real estate businesses of $5,202, interest and dividend income of $1,094, and $522 for changes in fair value of derivatives embedded within convertible debt. The equity income of $5,202 for the 2008 period resulted from New Valley’s investment in Douglas Elliman Realty which contributed $4,727 and Aberdeen, which contributed $475. For the three months ended September 30, 2007, other expenses consisted primarily of interest expense of $12,113, changes in fair value of derivatives embedded within convertible debt of $6,331 and was offset by equity income from non-consolidated real estate businesses of $6,589 interest and interest and dividend income of $2,445.
     The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The gains from the embedded derivatives in the three months ended September 30, 2008 and 2007, respectively, was primarily the result of interest payments during the period and increasing spreads between corporate convertible debt and risk free investments.
     Income before income taxes. Income before income taxes for the three months ended September 30, 2008 was $21,837 compared to income before income taxes of $24,233 for the three months ended September 30, 2007.
     Income tax provision. The income tax provision was $7,010 and $9,169 for the three months ended September 30, 2008 and 2007, respectively. Our income tax rates for the three months ended September 30, 2008 and 2007 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction and the reversal of previously unrecognized tax benefits.
     Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28.” We did not include the loss from long-term investments, the loss on the mortgage receivable and the recognition of unrecognized tax benefits in the computation of the effective annual income tax rate for 2008 or 2007 from estimated pre-tax results from ordinary operations. These items reduced income tax expense by approximately $2,750 and $2,200 due to differences in our marginal tax rate of approximately 41% and our anticipated effective annual income tax rate from ordinary operations of approximately 44%.
     Nine Months Ended September 30, 2008 Compared to Nine Months ended September 30, 2007
     Revenues. Total revenues were $420,766 for the nine months ended September 30, 2008 compared to $410,296 for the nine months ended September 30, 2007. This $10,470 (2.6%) increase in revenues was due to a $11,512 (2.8%) increase in revenues at Liggett and a $1,042 (34.8%) decrease in revenues at Vector Tobacco.
     Tobacco Revenues. In April 2007, Liggett increased the list price of GRAND PRIX by an additional $1.00 per carton. In September 2007, Liggett increased the list price of LIGGETT SELECT, EVE and GRAND PRIX by an additional $0.70 per carton. In April 2008, Liggett increased the list price of GRAND PRIX by an additional $0.40 per carton. In addition, in April 2008, Liggett decreased the early payment terms on its cigarettes from 2.75% to 2.25% of invoice amount. In August 2008, Liggett increased the list price of LIGGETT SELECT, EVE and GRAND PRIX by an additional $1.00 per carton.

     All of Liggett’s sales for the first nine months of 2008 and 2007 were in the discount category. For the nine months ended September 30, 2008, net sales at Liggett totaled $418,816, compared to $407,304 for the nine months ended September 30, 2007. Revenues increased by 2.8% ($11,512) due to a favorable price variance of $27,665 primarily related to LIGGETT SELECT and GRAND PRIX and new sales of $470 from the introduction of SNUS offset by an unfavorable volume variance of $15,397 (approximately 255.3 million units) and sales mix of $1,225. Net revenues of the LIGGETT SELECT brand decreased $5,895 for the first nine months of 2008 compared to 2007, and its unit volume decreased 10.4% in 2008 period compared to 2007. Net revenues of the GRAND PRIX brand increased $16,997 for the first nine months of 2008 compared to 2007 as a favorable variance from pricing of $14,319 and an increase in volume of 2.4% (49.6 million units).
     Revenues at Vector Tobacco for the nine months ended September 30, 2008 were $1,950 compared to $2,992 in the 2007 period due to decreased sales volume. Vector Tobacco’s revenues in both periods related to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $169,730 for the nine months ended September 30, 2008 compared to $158,207 for the nine months ended September 30, 2007. This represented an increase of $11,523 (7.3%) when compared to the same period last year. Liggett’s brands contributed 99.6% to our gross profit and Vector Tobacco contributed 0.4% for the nine months ended September 30, 2008. Over the same period in 2007, Liggett’s brands contributed 99.5% to tobacco gross profit and Vector Tobacco contributed 0.5%.
     Liggett’s gross profit of $169,120 for the nine months ended September 30, 2008 increased $11,686 from gross profit of $157,434 for the nine months ended September 30, 2007. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 57.9% for the nine months ended September 30, 2008 compared to gross profit of 57.1% for the nine months ended September 30, 2007. This increase in Liggett’s gross profit in the 2008 period was attributable primarily to a favorable price variance and a $1,300 of a one-time decrease in MSA expense as a result of the MSA assessment for 2007 being less than anticipated.
     Vector Tobacco’s gross profit was $610 for the nine months ended September 30, 2008 compared to gross profit of $773 for the same period in 2007. The decrease was due primarily to the reduced sales volume.
     Expenses. Operating, selling, general and administrative expenses were $69,809 for the nine months ended September 30, 2008 compared to $69,597 for the same period last year, an increase of $212 (0.3%). Expenses at Liggett were $42,160 for the nine months ended September 30, 2008 compared to $44,063 for the same period in the prior year, a decrease of $1,903 or 4.3%. The decrease related to product liability legal expenses in the 2008 period compared to the 2007 period. Liggett’s product liability legal and other litigation related expenses of $4,806 for the nine months ended September 30, 2008 compared to $5,886 for the same period in the prior year. Expenses at Vector Tobacco for the nine months ended September 30, 2008 were $7,384 compared to expenses of $8,020 for the nine months ended September 30, 2007. Expenses at the corporate level increased from $17,514 in the 2007 period to $20,265.
     For the nine months ended September 30, 2008, Liggett’s operating income increased $13,589 to $126,960 compared to $113,371 for the same period in 2007 primarily due to increased gross profit. For the nine months ended September 30, 2008, Vector Tobacco’s operating loss was $6,775 compared to a loss of $7,247 for the nine months ended September 30, 2007.

     Other income (expenses). For the nine months ended September 30, 2008, other expenses were $18,620 compared to income of $13,669 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, other expenses consisted of interest expense of $46,025 and losses of $7,000 associated with the performance of two investment partnerships ($1,500 each) and a decline in value in the mortgage receivable ($4,000) which was offset by equity income from non-consolidated real estate businesses of $22,706, changes in fair value of derivatives embedded within convertible debt of $7,837, and interest and dividend income of $4,440. The equity income of $22,706 for the 2008 period resulted from New Valley’s investment in Douglas Elliman Realty which contributed $10,249, $11,982 from 16th and K, which consisted of equity losses from the operations of the St. Regis Hotel of $3,796 and income of $15,779 in connection with the gain on the disposal of 16th and K’s interest in 90% of the St. Regis Hotel in Washington, D.C., and $475 from Aberdeen. For the nine months ended September 30, 2007, other income consisted of $20,000 for the NASA lawsuit settlement, equity income from non-consolidated real estate businesses of $15,926, gain from the exchange of the LTS notes of $8,121, interest and dividend income of $5,862 and change in fair value of derivatives embedded within convertible debt of $4,215 and was offset by interest expense of $30,767 and a loss on investments of $1,216. The equity income of $15,926 for the 2007 period resulted primarily from income of $17,763 related to New Valley’s investment in Douglas Elliman Realty offset by losses of $953 in Ceebraid, $750 in Koa Investors, and $134 in 16th and K. As of March 31, 2007, New Valley suspended its recognition of equity losses in Koa Investors as such losses exceed its basis plus any commitment to make additional investments.
     The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The gains from the embedded derivatives in the nine months ended September 30, 2008 were primarily the result of interest payments during the period and increasing spreads between corporate convertible debt. The losses from the embedded derivatives in the nine months ended September 30, 2007 were primarily the result of decreasing long-term interest rates and increases in our stock price on September 30, 2007 as compared to December 31, 2006 offset by the payment of interest during the period.
     Income before income taxes. Income before income taxes for the nine months ended September 30, 2008 was $81,301 compared to income before income taxes of $102,279 for the nine months ended September 30, 2007.
     Income tax provision. The income tax provision was $33,042 and $42,707 for the nine months ended September 30, 2008 and 2007, respectively. Our income tax rate for nine months ended September 30, 2008 and 2007 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction and the reversal of unrecognized tax benefits. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28”. We did not include the discrete items discussed below in the 2008 or 2007 computation of our effective annual income tax rate from estimated pre-tax results from ordinary operations. Accordingly, our provision for income taxes for the nine months ended September 30, 2008 and 2007, respectively, has been computed by applying the discrete method in accordance with FIN 18. In addition to recognizing previously unrecognized tax benefits of $2,600 in 2008 and $2,200 in 2007, items impacting the discrete method included the gain on the disposal of the St. Regis and the impairment charges associated with long-term investments and mortgage receivable in 2008 and the impact of the settlement of a state income tax assessment in March 2007, the income from the lawsuit settlement with the United States government and the gain from the exchange of the LTS notes in 2007. We recorded the tax effect of discrete items using the marginal income tax rate of 41% as opposed to our anticipated effective annual income tax rate from ordinary operations of approximately 44%.

Liquidity and Capital Resources
     Net cash and cash equivalents decreased $31,608 for the nine months ended September 30, 2008 and increased $90,587 for the nine months ended September 30, 2007.
     Net cash provided from operations was $70,435 and $91,199 for the nine months ended September 30, 2008 and 2007, respectively. The difference between the two periods relates primarily to the receipt of $20,000 in connection with the NASA settlement in 2007.
     Cash used in investing activities was $28,426 and $45,261 for the nine months ended September 30, 2008 and 2007, respectively. In the first nine months of 2008, cash was used for the purchase of the mortgage receivable of $21,704, the investment in Aberdeen for $10,000 and Chelsea for $12,000, the purchase of investment securities of $5,682, capital expenditures of $5,426, increase in the cash surrender value of corporate-owned life insurance policies of $766, and the purchase of long-term investments of $51 offset by the distributions from non-consolidated real estate businesses of $17,628 and from the proceeds from the liquidation of long-term investments of $8,334, a decrease in restricted assets of $838, and the proceeds from the sale of fixed assets of $403. In the first nine months of 2007, cash was used for the net purchase of $35,091 of long-term investments, capital expenditures of $4,211, the purchase of investment securities of $6,048, investment in non-consolidated real estate businesses of $750, increase in the cash surrender value of corporate-owned life insurance policies of $690, an increase in restricted assets of $310 partially offset by the return of capital contributions from non-consolidated real estate businesses of $1,000, the proceeds from the sale of fixed assets of $789, and from the proceeds from the liquidation of long-term investments of $50.
     Cash used in financing activities was $73,617 for the nine months ended September 30, 2008 compared to cash provided of $44,649 for the 2007 period. In the first nine months of 2008, cash was primarily used for distributions on common stock of $78,581, repayments on debt of $4,666, net payments of debt under the revolver of $11,393 and deferred financing charges of $137, offset by the excess tax benefit of options exercised of $18,304, debt issuance of $2,830, and the proceeds from the exercise of options of $26. In the first nine months of 2007, cash was provided from the August 2007 issuance of $165,000 of our 11% Senior Secured Notes due 2015, $8,000 of debt collateralized by Liggett’s Mebane facility discussed below, $1,576 of other equipment financing at Liggett, $4,857 of proceeds from the exercise of options, $1,928 representing the tax benefit of options exercised offset by distributions on common stock of $75,258, the repayment of $35,000 of debt associated with the Medallion purchase and $4,718 of other equipment debt, deferred financing costs of $9,888 and net repayments under the revolver of $11,848.
     Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $3,389 was outstanding at September 30, 2008. Availability as determined under the facility was approximately $23,112 based on eligible collateral at September 30, 2008. The facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the facility, on a trailing twelve-month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The covenants also require that annual capital expenditures, as defined under the facility, (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year. At September 30, 2008, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were approximately $155,957 for the twelve months ended September 30, 2008.

     Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Liggett has a number of valid defenses to claims asserted against it. Litigation is subject to many uncertainties. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $24,835) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages plus accrued interest from June 2002. Liggett may be required to bond the amount of the judgment to perfect its appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 8 to our condensed consolidated financial statements and “Legislation and Regulation” below for a description of legislation, regulation and litigation.
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
     Vector. We believe that we will continue to meet our liquidity requirements through September 30, 2009. We also believe we have sufficient liquidity despite the disruption of the capital and credit markets. We anticipate funding our expenditures for current operations and required principal payments with available cash resources, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries. While not significant to us to date, the disruptions in capital and credit markets may result in increased borrowing costs associated with our debt. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $48,750, dividends on our outstanding shares (currently at an annual rate of approximately $114,000) and corporate expenses and taxes. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.
      On a quarterly basis, we evaluate our investments to determine whether an impairment has occurred. If so, we also make a determination if such impairment is considered temporary or other-than-temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts and circumstances driven. However, among the matters that are considered in making such a determination are the period of time the investment has remained below its cost or carrying value, the likelihood of recovery given the reason for the decrease in market value and our original expected holding period of the investment.
     We or our subsidiaries file U.S. federal income tax returns and returns with various state and local jurisdictions. Our condensed consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of September 30, 2008, our deferred income tax liabilities exceeded our deferred income tax assets by $118,075. Our current deferred income tax liabilities increased by approximately $71,600 during the nine months ended September 30, 2008 as a result of the reclassification of a deferred tax liability from non-current to current liabilities. This reclassification resulted from our settlement with the Internal Revenue Service in July 2006, which required us to recognize taxable income of approximately $192,000 from the Philip Morris brand transaction by March 1, 2009. The largest component of our deferred tax liabilities exists because of differences that resulted from the Philip Morris brand transaction discussed above.

Market Risk
     We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
     As of September 30, 2008, approximately $20,524 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of September 30, 2008, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $202.
     In addition, as of September 30, 2008, approximately $95,837 ($221,864 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and its carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance.
     We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in yield of our debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes our future dividend payments and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of our embedded derivatives was between $93,200 and $94,900. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $93,745 as of September 30, 2008. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
     Changes to the estimated fair value of these embedded derivatives are reflected quarterly within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $3,926 with approximately $396 resulting from the embedded derivative associated with our 5% variable interest senior convertible notes due 2011 and the remaining $3,530 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $4,950 per year.
     We held investment securities available for sale totaling $46,151 at September 30, 2008, which includes 13,888,889 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $25,000, and 5,057,110 shares of Opko Health, Inc., which were carried at $8,850. In March 2008, we acquired 2,800,000 shares of Opko in a private placement. These shares have not been registered for resale but are expected to be freely tradable within one year. In 2008, we acquired 2,259,796 shares of Cardo Medical, Inc. for $500. The shares were carried at $3,842 as of September 30, 2008. These shares have not been registered for resale but are expected to be freely tradable within one year. See Note 3 to our condensed consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.

     New Valley also holds long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities. We recorded a loss of $3,000 during the third quarter of 2008 due to the performance of two of its long-term investments after we determined that an other than temporary impairment had occurred during the third quarter of 2008.
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
      In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which addresses the application of SFAS 157 for illiquid financial instruments. FSP SFAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.

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

     In August 1996, the FDA filed in the Federal Register a Final Rule classifying tobacco as a “drug” or “medical device”, asserting jurisdiction over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rule. In March 2000, the United States Supreme Court ruled that the FDA does not have the power to regulate tobacco. Liggett supported the FDA Rule and began to phase in compliance with certain of the proposed FDA regulations. Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers. Congressional advocates of FDA regulations have introduced legislation that would give the FDA authority to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health, thereby allowing the FDA to reinstate its prior regulations or adopt new or additional regulations. In October 2004, the Senate passed a bill, which did not become law, providing for FDA regulation of tobacco products. A substantially similar bill was reintroduced in Congress in February 2007. This legislation was approved in August 2007, by the Senate Committee on Health, Education, Labor and Pensions, and is awaiting consideration by the full Senate. Companion legislation was approved by the House Committee on Energy and Commerce in April 2008 was passed by the full House of Representatives July 2008. The House legislation includes a provision granting certain phase in exemptions for small manufacturers that would not be applicable to the Company. At this time, the Company does not know whether FDA regulation over tobacco products will be approved by this Congress, and if so, whether it will be signed into law by the President. FDA regulation of tobacco products could have a material adverse effect on the Company.
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
     Further information on risks and uncertainties specific to our business include the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 and Form 10Q for the quarter ended June 30, 2008, filed with the Securities and Exchange Commission.
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

Reference is made to Note 8, incorporated herein by reference, to our condensed consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which our company, VGR Holding, Liggett, Vector Tobacco, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related material legal proceedings to which Liggett or us is a party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.

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

No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended September 30, 2008.

No securities of ours were repurchased by us or our affiliated purchasers during the three months ended September 30, 2008.

Item 6.	Exhibits

4.1
First Supplemental Indenture dated as of July 15, 2008 to the Indenture dated August 16, 2007 between Vector Group Ltd., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated July 15, 2008).

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

Date: November 10, 2008