Form 10-K
period 2008-12-31
VECTOR GROUP LTD
filed 2009-03-02
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2008

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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☑ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐ Yes  ☑ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
          (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☐ Yes  ☑ No

The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2008 was approximately $640 million.

At February 27, 2009, Vector Group Ltd. had 66,014,070 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

VECTOR GROUP LTD.
FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

Vector Group Ltd., a Delaware corporation, is a holding company and is engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group LLC,

•	the development of reduced risk cigarette products through our subsidiary Vector Tobacco Inc., and

•	the real estate business through our subsidiary, New Valley LLC, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.

Financial information relating to our business segments can be found in Note 18 to our consolidated financial statements. For the purposes of this discussion and segment reporting in this report, references to the Liggett segment encompass the manufacture and sale of conventional cigarettes and includes the former operations of The Medallion Company, Inc., whose operations are held for legal purposes as part of Vector Tobacco. References to the Vector Tobacco segment include the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for these purposes, exclude the operations of Medallion.

Strategy

Our strategy is to maximize stockholder value by increasing the profitability of our subsidiaries in the following ways:

Liggett

•	Capitalize upon Liggett’s cost advantage in the U.S. cigarette market due to the favorable treatment that it receives under the Master Settlement Agreement,

•	Focus marketing and selling efforts on the discount segment, continue to build volume and margin in core discount brands (LIGGETT SELECT, GRAND PRIX and EVE) and utilize core brand equity to selectively build distribution,

•	Continue product development to provide the best quality products relative to other discount products in the marketplace,

•	Increase efficiency by developing and adopting an organizational structure to maximize profit potential,

•	Selectively expand the portfolio of private and control label partner brands utilizing a pricing strategy that offers long-term list price stability for customers,

•	Identify, develop and launch relevant new cigarette brands and other tobacco products to the market in the future, and

•	Pursue strategic acquisitions of smaller tobacco manufacturers.

Vector Tobacco

•	Take a measured approach to developing low nicotine and nicotine-free cigarettes, and

•	Continue to conduct appropriate studies relating to the development of cigarettes that materially reduce risk to smokers.

New Valley

•	Continue to grow Douglas Elliman Realty operations by utilizing its strong brand name recognition and pursuing strategic and financial opportunities,

•	Continue to leverage our expertise as direct investors by actively pursuing real estate investments in the United States and abroad which we believe will generate above-market returns,

•	Acquire operating companies through mergers, asset purchases, stock acquisitions or other means, and

•	Invest New Valley’s excess funds opportunistically in situations that we believe can maximize stockholder value.

Liggett Group LLC

General.  Liggett is the operating successor to Liggett & Myers Tobacco Company, which was founded in 1873. Liggett is currently the fifth-largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett’s manufacturing facilities are located in Mebane, North Carolina. At the present time, Liggett has no foreign operations.

Liggett manufactures and sells cigarettes in the United States. According to data from Management Science Associates, Inc., Liggett’s domestic shipments of approximately 8.6 billion cigarettes during 2008 accounted for 2.5% of the total cigarettes shipped in the United States during such year. Liggett’s market share did not change in 2008 and increased 0.1% in 2007 from 2006. Historically, Liggett produced premium cigarettes as well as discount cigarettes (which include among others, control label, private label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. In recent years, the discounting of premium cigarettes has become far more significant in the marketplace. This has led to some brands that were traditionally considered premium brands to become more appropriately categorized as branded discount, following list price reductions. Liggett’s EVE brand would fall into that category. All of Liggett’s unit sales volume in 2008, 2007 and 2006 were in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for more than a decade.

Liggett produces cigarettes in approximately 180 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	LIGGETT SELECT — the third-largest brand in the deep discount category,

•	GRAND PRIX — a growing brand in the deep discount segment,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category,

•	PYRAMID — the industry’s first deep discount product with a brand identity, and

•	USA and various Partner Brands and private label brands.

In 1980, Liggett was the first major domestic cigarette manufacturer to successfully introduce discount cigarettes as an alternative to premium cigarettes. In 1989, Liggett established a new price point within the discount market segment by introducing PYRAMID, a branded discount product which, at that time, sold for less than most other discount cigarettes. In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT, which was the largest seller in Liggett’s family of brands in 2007, comprised 32.9% in 2007 and 30.1% in 2008 of Liggett’s unit volume. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX is marketed as the “lowest price fighter” to specifically compete with brands which are priced at the lowest level of the deep discount segment. GRAND PRIX, which represented 30.3% of Liggett’s unit volume in 2007, is now the largest seller in Liggett’s family of brands with 32.6% of Liggett’s unit volume in 2008. According to the data of Management Science Associates, Liggett held a share of approximately 9.2% of the overall discount market segment for 2008 compared to 9.3% for 2007 and 8.7% for 2006.

Liggett Vector Brands has an agreement with Circle K Stores, Inc., which operates more than 2,200 convenience stores in the United States under the Circle K and Mac’s names, to supply MONTEGO, a deep discount brand, exclusively for the Circle K and Mac’s stores. The MONTEGO brand was the first to be offered under Liggett Vector Brands’ “Partner Brands” program which offers customers quality product with long-term price stability. Liggett Vector Brands also has an agreement with Sunoco Inc., which operates more than 800 Sunoco APlus branded convenience stores in the United States, to manufacture SILVER EAGLE. SILVER EAGLE, a deep discount brand, is exclusive to Sunoco and was the second brand to be offered under Liggett Vector Brands’ “Partner Brands” program. In April 2006, Liggett Vector Brands commenced shipments of BRONSON cigarettes as part of a multi-year “Partner Brands” agreement with QuikTrip, a convenience store chain with more than 470 stores headquartered in Tulsa, Oklahoma.

In May 2008 Liggett introduced SNUS, a premium quality pouched tobacco product. SNUS is currently manufactured in Sweden and is available in three varieties.

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

Liggett’s and Vector Tobacco’s payments under the Master Settlement Agreement are based on each respective company’s incremental market share above the minimum threshold applicable to each respective company. Thus, if Liggett’s total market share is 2.00%, the Master Settlement Agreement payment is based on 0.35%, which is the difference between 2.00% and Liggett’s applicable grandfathered share of 1.65%. We anticipate that both exemptions will be fully utilized in the foreseeable future.

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

Sales, Marketing and Distribution.  Liggett’s products are distributed from a central distribution center in Mebane, North Carolina to 18 public warehouses located throughout the United States. These warehouses serve as local distribution centers for Liggett’s customers. Liggett’s products are transported from the central distribution center to the public warehouses by third-party trucking companies to meet pre-existing contractual obligations to its customers.

Liggett’s customers are primarily tobacco and candy distributors, the military, warehouse club chains, and large grocery, drug and convenience store chains. Liggett offers its customers prompt payment discounts, traditional rebates and promotional incentives. Customers typically pay for purchased goods within two weeks following delivery from Liggett, and approximately 90% of customers pay more rapidly through electronic funds transfer arrangements. Liggett’s largest single customer, Speedway SuperAmerica LLC, accounted for approximately 8.8%

of its revenues in 2008, 8.7% of its revenues in 2007, and 10.8% of its revenues in 2006. Sales to this customer were primarily in the private label discount segment. Liggett’s contract with Speedway SuperAmerica is through December 31, 2012.

Liggett Vector Brands coordinates and executes the sales and marketing efforts, along with certain support functions, for all of our tobacco operations.

Trademarks.  All of the major trademarks used by Liggett are federally registered or are in the process of being registered in the United States and other markets. Trademark registrations typically have a duration of ten years and can be renewed at Liggett’s option prior to their expiration date.

In view of the significance of cigarette brand awareness among consumers, management believes that the protection afforded by these trademarks is material to the conduct of its business. Liggett owns all of its domestic trademarks except for the JADE trademark, which is licensed on a long-term exclusive basis from a third-party for use in connection with cigarettes. These trademarks are pledged as collateral for certain of our senior secured debt.

Manufacturing.  Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products may vary between premium and discount products. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett’s cigarettes, have historically been 30% to 35% less expensive than comparable domestic tobaccos. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 2008, virtually all of Liggett’s commitments were for the purchase of foreign tobacco.

Liggett’s cigarette manufacturing facility was designed for the execution of short production runs in a cost-effective manner, which enable Liggett to manufacture and market a wide variety of cigarette brand styles. Liggett produces cigarettes in approximately 180 different brand styles as well as private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores.

Liggett’s facility currently produces approximately 8.6 billion cigarettes per year, but maintains the capacity to produce approximately 16.0 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce its cigarettes at Liggett’s manufacturing facility in Mebane.

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

The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell lower quality, deep discount cigarettes. Although, historically, there have been substantial barriers to entry into the cigarette business, including extensive distribution organizations, large capital outlays for sophisticated production equipment, substantial inventory investment, costly promotional spending, regulated advertising and, for premium brands, strong brand loyalty, in recent years, a number of these smaller manufacturers have been able to overcome these competitive barriers due to excess production capacity in the industry and the cost advantage for certain manufacturers and importers resulting from the Master Settlement Agreement.

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

In the cigarette business, Liggett competes on a dual front. The three major manufacturers compete among themselves for premium brand market share advertising and promotional activities, and trade rebates and incentives and compete with Liggett and others for discount market share, on the basis of brand loyalty. These three competitors have substantially greater financial resources than Liggett and most of their brands have greater sales and consumer recognition than Liggett’s products. Liggett’s discount brands must also compete in the marketplace with the smaller manufacturers’ and importers’ deep discount brands.

According to Management Science Associates’ data, the unit sales of Philip Morris, Reynolds American and Lorillard accounted in the aggregate for approximately 85.6% of the domestic cigarette market in 2008. Liggett’s domestic shipments of approximately 8.6 billion cigarettes during 2008 accounted for 2.5% of the approximately 346 billion cigarettes shipped in the United States, compared to 9.0 billion cigarettes in 2007 (2.5%) and 8.9 billion cigarettes (2.4%) during 2006.

Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 3.3% (approximately 11.5 billion units) in 2008. Liggett’s management believes that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years.

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

Philip Morris and Reynolds American dominate the domestic cigarette market with a combined market share of approximately 74.9% at December 31, 2008. This concentration of United States market share could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on their sales volume, operating income and cash flows.

The Medallion Company, Inc.  We acquired Medallion, a discount cigarette manufacturer selling product in the deep discount category, primarily under the USA brand name, in April 2002. In connection with the acquisition of Medallion, Vector Tobacco, a participating manufacturer under the Master Settlement Agreement, acquired an exemption where it has no payment obligations under the Master Settlement Agreement unless its market share exceeds approximately 0.28% of total cigarettes sold in the United States (approximately 1.0 billion cigarettes in 2008). In connection with the acquisition of Medallion, we recorded an intangible asset of $107.5 million related to the exemption under the Master Settlement Agreement because we believe Vector Tobacco will continue to realize the benefit of the exemption for the foreseeable future. Because the Master Settlement Agreement states that payments will continue in perpetuity, the intangible asset is not amortized.

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

On May 24, 1999, Trademarks borrowed $134.9 million from a lending institution. The loan was guaranteed by Eve and is collateralized by a pledge by Trademarks of the three brands and Trademarks’ interest in the trademark license agreement (discussed below) and by a pledge by Eve of its Class B interest. In connection with the closing of the Class A option, Trademarks distributed the loan proceeds to Eve as the holder of the Class B interest. The cash exercise price of the Class B option and Trademarks’ redemption price were reduced by the amount distributed to Eve. Upon Philip Morris’ exercise of the Class B option or Trademarks’ exercise of its redemption right, Philip Morris and Trademarks released Eve from its guaranty. The Class B interest was entitled to a guaranteed payment of $0.5 million each year with the Class A interest allocated all remaining income or loss of Trademarks.

Trademarks granted Philip Morris an exclusive license of the three brands for an 11-year term expiring May 24, 2010 at an annual royalty based on sales of cigarettes under the brands, subject to a minimum annual royalty payment of not less than the annual debt service obligation on the loan plus $1 million.

The Class B option became exercisable during the 90-day period beginning December 2, 2008 and was exercised by Philip Morris on February 19, 2009. This option entitled Philip Morris to purchase the Class B interest for $139.9 million, reduced by the amount previously distributed to Eve of $134.9 million. In connection with the exercise of the Class B option, Philip Morris paid to Eve approximately $5.1 million (including a pro-rata share of its guaranteed payment) and Eve was released from its guaranty.

Upon the closing of the exercise of the Class A option and the distribution of the loan proceeds on May 24, 1999, Philip Morris obtained control of Trademarks, and we recognized a pre-tax gain of $294.1 million in our consolidated financial statements and established a deferred tax liability of $103.1 million relating to the gain. As discussed in Note 10 to our consolidated financial statements, in July 2006, we entered into a settlement agreement with the Internal Revenue Service with respect to taxes allegedly owed on account of the Philip Morris brand transaction.

Vector Tobacco Inc.

Vector Tobacco, a wholly-owned subsidiary of VGR Holding, is engaged in the development and marketing of low nicotine and nicotine-free cigarette products and the development of reduced risk cigarette products.

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

Expenditures by Vector Tobacco for research and development activities were $3.0 million in 2008, $4.2 million in 2007, and $6.7 million in 2006.

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

Intellectual Property.  Vector Tobacco currently has patents and pending patent applications that encompass the reduction or elimination of nicotine and carcinogens in tobacco and the use of this tobacco to prepare reduced carcinogen tobacco products and smoking cessation kits. Vector Tobacco currently has patents and pending patent applications that encompass the use of palladium and other compounds to reduce the presence of carcinogens and other toxins. We recently entered into an agreement to sell certain of the intellectual property for $325,000, which is expected to be received in 2009, in connection with the resolution of a patent infringement proceeding.

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

The cigarette industry continues to be challenged on numerous fronts. The industry is facing increased pressure from anti-smoking groups and continued smoking and health litigation, including private class action litigation and health care cost recovery actions brought by governmental entities and other third parties, the effects of which, at this time, we are unable to evaluate. As of December 31, 2008, there were approximately 2,720 individual suits, seven purported class actions or actions where class certification has been sought and four governmental and other third-party payor health care recovery actions pending in the United States in which Liggett was a named defendant. See Item 3. “Legal Proceedings” and Note 12 to our consolidated financial statements, which contain a description of litigation.

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

Liggett has no payment obligations under the Master Settlement Agreement except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the Master Settlement Agreement, except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.4% of the total cigarettes shipped in the United States during 2006, 2.5% during 2007, and 2.5% during 2008. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, would pay on each excess unit an amount equal (on a per-unit basis) to that due by the OPMs for that year. In April 2006, Liggett and Vector Tobacco paid a total of approximately $10.6 million for their 2005 Master Settlement Agreement obligations. In April 2007, Liggett and Vector Tobacco paid approximately $38.7 million for their 2006 Master Settlement Agreement obligation. In April 2008, Liggett and Vector Tobacco paid approximately $36.0 million for their 2007 Master Settlement Agreement obligation, having prepaid $34.5 million of such amount in December 2007. Liggett and Vector Tobacco have expensed approximately $49.8 million for their estimated Master Settlement Agreement obligations for 2008 as part of cost of goods sold. Liggett and Vector Tobacco paid approximately $34.0 million for their 2008 Master Settlement obligations during 2008 and anticipate paying another $9.8 million in April 2009, after withholding certain disputed amounts.

Under the payment provisions of the Master Settlement Agreement, the Participating Manufacturers are required to pay a base amount of $9.0 billion in 2009 and each year thereafter (subject to applicable adjustments, offsets and reductions). These annual payments are allocated based on unit volume of domestic cigarette shipments. The payment obligations under the Master Settlement Agreement are the several, and not joint, obligations of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.

Liggett may have additional payment obligations under the Master Settlement Agreement and its other settlement agreements with the states. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Recent Developments — Tobacco Settlement Agreements” and Note 12 to our consolidated financial statements.

New Valley LLC

New Valley LLC, a Delaware limited liability company, is engaged in the real estate business and is seeking to acquire additional real estate properties and operating companies. New Valley owns a 50% interest in Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York City metropolitan area. New Valley also holds, through its New Valley Realty Division, a 50% interest in the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii as well as certain other significant real estate related investments.

In December 2005, we completed an exchange offer and subsequent short-form merger whereby we acquired the remaining 42.3% of the common shares of New Valley Corporation that we did not already own. As a result of these transactions, New Valley Corporation became our wholly-owned subsidiary and approximately 5.8 million shares of our common stock were issued to the New Valley Corporation shareholders in the transactions. The surviving corporation in the short-form merger was subsequently merged into a new Delaware limited liability company named New Valley LLC, which conducts the business of the former New Valley Corporation. Prior to these transactions, New Valley Corporation was registered under the Securities Exchange Act of 1934 and filed periodic reports and other information with the SEC.

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

We account for our interest in Douglas Elliman Realty under the equity method. We recorded income of $11.8 million in 2008, $20.3 million in 2007, and $12.7 million in 2006 associated with Douglas Elliman Realty. Equity income from Douglas Elliman Realty includes interest earned by New Valley on the subordinated debt, purchase accounting adjustments and management fees.

Douglas Elliman Realty has been negatively impacted by the current downturn in the residential real estate market. The residential real estate market is cyclical and is affected by changes in the general economic conditions that are beyond Douglas Elliman Realty’s control. The U.S. residential real estate market, including the market in the New York metropolitan area where Douglas Elliman operates, is currently in a significant downturn due to various factors including downward pressure on housing prices, the impact of the recent contraction in the subprime and mortgage markets generally and an exceptionally large inventory of unsold homes at the same time that sales volumes are decreasing. The New York metropolitan area market is further impacted by the significant downturn in the financial services industry. The depth and length of the current downturn in the real estate industry has proved exceedingly difficult to predict. We cannot predict whether the downturn will worsen or when the market and related economic forces will return the U.S. residential real estate industry to a growth period.

Real Estate Brokerage Business.  Douglas Elliman Realty is engaged in the real estate brokerage business through its subsidiaries Douglas Elliman and Prudential Douglas Elliman Real Estate. The two brokerage companies have 59 offices with approximately 3,800 real estate agents in the metropolitan New York area. The companies achieved combined sales of approximately $11.6 billion of real estate in 2008, approximately $13.9 billion of real estate in 2007, and approximately $11.7 billion of real estate in 2006. Douglas Elliman Realty was ranked as the fourth largest residential brokerage company in the United States in 2007 based on closed sales volume by the Real Trends broker survey. Douglas Elliman Realty had revenues of $352.7 million in 2008, $405.6 million in 2007, and $347.2 million in 2006.

Douglas Elliman was founded in 1911 and has grown to be one of Manhattan’s leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has 14 New York City offices, with approximately 2,000 real estate agents, and had sales volume of approximately $8.1 billion of real estate in 2008, approximately $9.6 billion of real estate in 2007, and approximately $7.2 billion of real estate in 2006.

Prudential Douglas Elliman Real Estate is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island with 45 offices and approximately 1,800 real estate agents. During 2008, Prudential Douglas Elliman Real Estate closed approximately 5,900 transactions, representing sales volume of approximately $3.5 billion of real estate. This compared to approximately 6,600 transactions closed in 2007, representing approximately $4.3 billion of real estate, and approximately 7,000 transactions closed in 2006, representing approximately $4.5 billion of real estate. Prudential Douglas Elliman Real Estate serves approximately 250 communities from Manhattan to Montauk.

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

In the two brokerage companies’ traditional business of residential real estate sales and marketing, they compete primarily with multi-office independent real estate organizations and, to some extent with franchise real estate organizations, such as Century-21, ERA, RE/MAX and Coldwell Banker. The companies believe that their major competitors in 2009 will also increasingly include multi-office real estate organizations, such as GMAC Home Services, NRT Inc. (whose affiliates include the New York City-based Corcoran Group) and other privately owned companies. Residential brokerage firms compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, recently to a greater degree, price.

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

In Preferred Empire’s mortgage business, mortgage loan origination activities are subject to the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. Additionally, there are various state laws affecting Preferred Empire’s mortgage operations, including licensing requirements and substantive limitations on the interest and fees that may be charged. States also have the right to conduct financial and regulatory audits of the loans under their jurisdiction. Preferred Empire is licensed as a mortgage broker in New York, and as a result, Preferred Empire is required to submit annual audited financial statements to the New York Commissioner of Banks and maintain a minimum net worth of $50,000. As of December 31, 2008, Preferred Empire was in compliance with these requirements. Preferred Empire is also licensed as a mortgage broker in Connecticut and New Jersey.

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

Residential Property Management Business.  Douglas Elliman Realty is also engaged in the management of cooperatives, condominiums and apartments though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management and is one of the leading managers of apartments, cooperatives and condominiums in the New York metropolitan area. Residential Management Group provides full service third-party fee management for approximately 250 properties, representing approximately 45,000 units in New York City, Nassau County, Northern New Jersey and Westchester County. Residential Management Group is seeking to continue to expand its property management business in the greater metropolitan New York area in 2009. Among the notable properties currently managed are the Dakota, Museum Tower, Worldwide Plaza, London Terrace and West Village Houses buildings in New York City. Residential Management Group employs approximately 250 people, of whom approximately 150 work at Residential Management Group’s headquarters and the remainder at remote offices in the New York metropolitan area.

New Valley Realty Division

Hawaiian Hotel.  In July 2001, Koa Investors, LLC, an entity owned by New Valley, developer Brickman Associates and other investors, acquired the leasehold interests in the former Kona Surf Hotel in Kailua-Kona, Hawaii in a foreclosure proceeding. New Valley, which holds a 50% interest in Koa Investors, had invested $13.575 million in the project as of December 31, 2008. We accounted for our investment in Koa Investors under the equity method and recorded losses of $750,000 in 2007, and income of $867,000 in 2006 associated with the Kona Surf Hotel. The income in 2006 related to the receipt of tax credits from the State of Hawaii of $1.192 million offset by equity in the loss of Koa Investors of $325,000. Koa Investors’ losses in 2007 primarily represented losses from operations.

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

In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82 million, which is non-recourse to New Valley, at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57 million construction loan and distributed a portion of the proceeds to its members, including $5.5 million to New Valley. As a result of the refinancing, we suspended our recognition of equity losses in Koa Investors to the extent such losses exceed our basis plus any commitment to make additional investments, which totaled $600,000 at the refinancing. In August 2006, New Valley contributed $925,000 to Koa Investors in the form of $600,000 of the required contributions and $325,000 of discretionary contributions. Accordingly, we recognized in 2006 a $325,000 loss from New Valley’s equity investment in Koa Investors. Although New Valley was not obligated to fund any additional amounts to Koa Investors at December 31, 2007 and 2006, New Valley made a $750,000 capital contribution in February 2007.

New Valley and certain members in KOA Investors have chosen not to fund discretionary capital calls in 2008 and KOA Investors was not able to meet its financial obligations in the third quarter of 2008. KOA has been informed by its lender that it is in default on its $82 million loan, which is non-recourse to New Valley. We have carried our investment in KOA at $0 throughout 2008.

St. Regis Hotel, Washington, D.C.  In June 2005, affiliates of New Valley and Brickman Associates formed 16th & K Holdings LLC (“Hotel LLC”), which acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C., for $47 million in August 2005. In connection with the purchase of the hotel, a subsidiary of Hotel LLC entered into agreements to borrow up to $50 million of senior and subordinated debt. In April 2006, Hotel LLC purchased for approximately $3 million a building adjacent to the hotel to house various administrative and sales functions. The St. Regis Hotel, which was temporarily closed on August 31, 2006 for an extensive renovation, reopened in January 2008. Hotel LLC capitalized all costs other than management fees related to the renovation of the property during the renovation phase. New Valley, which holds a 50% interest in Hotel LLC, had invested $12.125 million in the project at December 31, 2008. We account for our interest in Hotel LLC under the equity method.

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

In September 2007, Hotel LLC entered into certain agreements to sell 90% of the St. Regis Hotel. In October 2007, Hotel LLC entered into an agreement to sell certain tax credits associated with the hotel. The sale closed in March 2008. In addition to retaining a 3% interest, net of incentives, in the St. Regis Hotel, New Valley received $16.406 million upon the sale of the hotel. New Valley anticipates receiving an additional $3.4 million in various installments between 2009 and 2012. New Valley recorded equity losses of $3.796 million, $2.344 million, and $2.147 million for the years ended December 31, 2008, 2007, and 2006, respectively. New Valley also recorded equity income of $16.363 million in connection with the gain from the sale of the St. Regis because the amount received from Hotel LLC exceeded our basis in the investment and we have no legal obligation to make additional investments to Hotel LLC.

Escena.  In March 2008, a subsidiary of New Valley purchased a loan secured by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena.” The loan, which is currently in foreclosure, was purchased for its $20 million face value plus accrued interest and other costs of $1.445 million. The loan is being accounted for under the cost recovery method and the costs include the purchase price and additional capitalized costs of $259,000. The borrowers are Escena-PSC, LLC and Palm Springs Classic, LLC, a joint venture of Lennar Homes of California, Inc and Empire Land, LLC. In April, 2008, Empire Land filed a Chapter 11 bankruptcy petition which was converted to Chapter 7 in December 2008. Lennar Homes is an affiliate of Lennar Corporation. The loan collateral consists of 867 residential lots with site and public infrastructure, an 18-hole golf course, a substantially completed clubhouse, and a seven-acre site approved for a 450-room hotel.

In October 2007, the “as is” value of the land was appraised in excess of the outstanding value of the loan. In January 2009 we obtained an appraisal that valued the property at substantially less than the outstanding loan balance. The reduction in value was attributed to the overall real estate market conditions in California. Among other things, Lennar Corporation has a payment guarantee of up to 50% of the outstanding loan balance plus accrued interest as well as a guarantee to complete the development of the property. In order to calculate the fair market value of the investment, we utilized the most recent “as is” appraised value of the collateral and estimated the value of Lennar’s completion and payment guaranties, less estimated costs to enforce the guaranties and dispose of the property. Based on these estimates, we determined that the fair market value was less than the carrying amount of the mortgage receivable at December 31, 2008 by approximately $4 million. Accordingly, a reserve was established for the decline in value and a charge of $4 million was recorded in 2008. We carried the loan on our consolidated balance sheet at its net basis of $17.704 million as of December 31, 2008. Litigation is ongoing to enforce our rights under the loan documents. The parties are currently involved in settlement discussions.

Aberdeen Townhomes LLC.  In June 2008, a subsidiary of New Valley purchased a preferred equity interest in Aberdeen Townhomes LLC for $10 million. Aberdeen acquired five town home residences located in Manhattan, New York, which it is in the process of rehabilitating and selling. In the event that Aberdeen makes distributions of cash, New Valley is entitled to a priority preferred return of 15% per annum until it has recovered its invested capital. New Valley is entitled to 25% of subsequent cash distributions of profits until it has achieved an annual 18% internal rate of return. New Valley is then entitled to 20% of subsequent cash distributions of profits until it has achieved an annual 23% IRR. After New Valley has achieved an annual 23% IRR, it is then entitled to 10% of any remaining cash distributions of profits.

Aberdeen is a variable interest entity; however, we are not the primary beneficiary. Our maximum exposure to loss as a result of our investment in Aberdeen is $10 million. This investment is being accounted for under the cost method.

In January 2009 we obtained an appraisal of the five town home residences and determined that the value of the properties, less estimated disposal costs, was approximately $3.5 million less than their carrying value and recorded an impairment charge for $3.5 million. The reduction in value was attributed to the overall real estate market conditions in New York City at December 31, 2008.

Mortgages on four of the five Aberdeen town homes with a balance of approximately $29.125 million matured on March 1, 2009 and have not been refinanced. The remaining mortgage with a balance of approximately $11.5 million matures on September 30, 2009. Additionally in February 2009, the managing member of Aberdeen Townhomes gave notice that it is resigning as managing member. A subsidiary of New Valley will become the new managing member.

New Valley Oaktree Chelsea Eleven, LLC.  In September 2008, a subsidiary of New Valley purchased for $12 million a 40% interest in New Valley Oaktree Chelsea Eleven, LLC, which lent $29 million to Chelsea Eleven LLC and contributed $1 million for 29% of the capital of Chelsea Eleven LLC, which is developing a condominium project in Manhattan, New York. The development consists of 72 luxury residential units and one commercial unit. Approximately 75% of the units are pre-sold and approximately $35 million in deposits are held in escrow. The loan from New Valley Oaktree is subordinate to a $110 million construction loan and a $24 million mezzanine loan plus accrued interest. The loan from New Valley Oaktree to Chelsea Eleven bears interest at 60.25% per annum, compounded monthly. An interest reserve of $3.750 million was held by Chelsea Eleven LLC. This reserve was liquidated in five monthly payments and New Valley received $1.5 million in distributions from this interest reserve.

New Valley Chelsea is a variable interest entity; however, we are not the primary beneficiary. Our maximum exposure to loss as a result of our investment in Chelsea is $12 million. This investment is being accounted for under the equity method.

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

In December 2001, New Valley distributed its 22,543,158 shares of LTS common stock to holders of New Valley common shares through a special dividend. At the same time, we distributed the 12,694,929 shares of LTS common stock, that we received from New Valley, to the holders of our common stock as a special dividend. Our stockholders received 0.348 of a LTS share for each share of ours in 2001.

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

In March 2005, New Valley distributed the 19,876,358 shares of LTS common stock it acquired from the conversion of the notes to holders of New Valley common shares through a special dividend. On the same date, we distributed the 10,947,448 shares of LTS common stock that we received from New Valley to the holders of our common stock as a special dividend. Our stockholders of record on March 18, 2005 received approximately 0.24 of a LTS share for each share of ours in 2005.

In February 2007, LTS entered into a Debt Exchange Agreement with New Valley, the holder of $5 million principal amount of its promissory notes due March 31, 2007. Pursuant to the Exchange Agreement, New Valley agreed to exchange the principal amount of its notes for LTS common stock at an exchange price of $1.80 per share, representing the average closing price of the LTS common stock for the 30 prior trading days ending on the date of the Exchange Agreement. The debt exchange was consummated on June 29, 2007 following approval by the LTS shareholders at its annual meeting of shareholders. At the closing, the $5 million principal amount of notes was exchanged for 2,777,778 shares of LTS’s common stock and accrued interest on the notes of approximately $1.7 million was paid in cash. In connection with the debt exchange, we recorded a gain in 2007 of $8.1 million, which consisted of the fair value of the 2,777,778 shares of LTS common stock at June 29, 2007 (the transaction date) and interest received in connection with the exchange. As a result, New Valley’s ownership of LTS’s common stock increased to 13,888,889 shares or approximately 8.0% of the outstanding LTS shares as of December 31, 2008.

Four of our directors, Howard M. Lorber, Henry C. Beinstein, Robert J. Eide and Jeffrey S. Podell, also serve as directors of LTS. Mr. Lorber also serves as Vice Chairman of LTS. Richard J. Lampen, who along with Mr. Lorber is an executive officer of ours, also serves as a director of LTS and has served as the President and Chief Executive Officer of LTS since September 2006. In September 2006, we entered into an agreement with LTS where we agreed to make available the services of Mr. Lampen as well as other financial and accounting services. LTS paid us $500,000, $400,000, and $83,000 for 2008, 2007, and 2006, respectively, related to the agreement and pays us at a rate of $600,000 per year in 2009. These amounts are recorded as a reduction to our operating, selling, administrative and general expenses. For 2007 and 2008, LTS paid compensation of $600,000 and $150,000, respectively, to each of Mr. Lorber and Mr. Lampen in connection with their services. See Note 14 to our consolidated financial statements.

Other Investments

Castle Brands.  In October 2008, we acquired for $4 million an approximate 11% interest in Castle Brands Inc. (AMEX:ROX), a publicly traded developer and importer of premium branded spirits. Mr. Lampen is serving as the interim President and Chief Executive Officer. In October 2008, we entered into an agreement with Castle where we agreed to make available the services of Mr. Lampen as well as other financial and accounting services. Castle paid us $22,011 for the year ended December 31, 2008 related to the agreement and pays us at a rate of $100,000 per year in 2009.

Long-Term Investments.  As of December 31, 2008, long-term investments consisted primarily of investments in investment partnerships of approximately $51 million. New Valley has committed to make an additional investment in one of these investment partnerships of up to $112,000. In the future, we may invest in other investments including limited partnerships, real estate investments, equity securities, debt securities and certificates of deposit depending on risk factors and potential rates of return.

Employees

At December 31, 2008, we had approximately 430 employees, of which approximately 250 were employed at Liggett’s Mebane facility, approximately 12 were employed at Vector Tobacco’s research facility and approximately 150 were employed in sales and administrative functions at Liggett Vector Brands. Approximately 43% of our employees are hourly employees who are represented by unions. We have not experienced any significant work stoppages since 1977, and we believe that relations with our employees and their unions are satisfactory.

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

We have significant liquidity commitments

During 2009 and 2010, we have certain liquidity commitments that could require the use of our existing cash resources. Our corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months include the following:

•	cash interest expense of approximately $48.5 million,

•	dividends on our outstanding common shares (currently at an annual rate of approximately $115 million),

•	a payment of a retirement benefit under our Supplemental Retirement Plan in July 2009 to our former Executive Chairman of approximately $20.75 million,

•	the mandatory redemption by November 15, 2009 of approximately $14 million of the outstanding principal amount of our 5% Variable Interest Senior Convertible Notes, and the possible redemption of an additional approximately $98 million principal amount of Notes as a result of an option by the holders to require us to repurchase some or all of the remaining principal amount of Notes on November 15, 2009, and

•	other corporate expenses and taxes, including a tax payment of approximately $75.5 million in connection with the Philip Morris brands transaction.

In order to meet the above liquidity requirements as well as other liquidity needs in the normal course of business, we will be required to use cash flows from operations and existing cash and cash equivalents. Should these resources be insufficient to meet the upcoming liquidity needs, we may also be required to liquidate investment securities available for sale and other long-term investments, or, if available, draw on Liggett’s credit facility. While there are actions we can take to reduce our liquidity needs, there can be no assurance that such measures can be achieved.

We and our subsidiaries have a substantial amount of indebtedness, including indebtedness due in 2009.

We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2008, we and our subsidiaries had total outstanding indebtedness (including the embedded derivative liabilities related to our convertible notes) of $385 million. We must redeem $14 million of our 5% Variable Interest Senior Convertible Notes by November 15, 2009. The holders of these Notes have the option on November 15, 2009 to require us to repurchase some or all of the remaining $97.9 million principal amount of the Notes. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

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

The notes contain restrictive covenants, which, among other things, restrict our ability to pay certain dividends or make other restricted payments or enter into transactions with affiliates if our Consolidated EBITDA, as defined in the indenture, is less than $50 million for the four quarters prior to such transaction.

Liggett faces intense competition in the domestic tobacco industry.

Liggett is considerably smaller and has fewer resources than its major competitors and, as a result, has a more limited ability to respond to market developments. Management Science Associates data indicate that the three largest cigarette manufacturers controlled approximately 85.6% of the United States cigarette market during 2008. Philip Morris is the largest and most profitable manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had approximately 62.5% of the premium segment and 49.0% of the total domestic market during 2008. During 2008, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 2.5%. Philip Morris and RJR Tobacco (which is now part of Reynolds American), the two largest cigarette manufacturers, have historically, because of their dominant market share, been able to determine cigarette prices for the various pricing tiers within the industry. Market pressures have historically caused the other cigarette manufacturers to bring their prices into line with the levels established by these two major manufacturers.

Philip Morris and Reynolds American dominate the domestic cigarette market and had a combined market share of approximately 74.9% at December 31, 2008. This concentration of United States market share could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on their sales volume, operating income and cash flows, which in turn could negatively affect the value of our common stock.

Liggett’s business is highly dependent on the discount cigarette segment.

Liggett depends more on sales in the discount cigarette segment of the market, relative to the full-price premium segment, than its major competitors. All of Liggett’s unit volume in 2008 and 2007 was generated in the discount segment. The discount segment is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. While the three major manufacturers all compete with Liggett in the discount segment of the market, the strongest competition for market share has recently come from a group of smaller manufacturers and importers, most of which sell low quality, deep discount cigarettes. While Liggett’s share of the discount market decreased to 9.2% in 2008 from 9.3% in 2007, after increasing from 8.7% in 2006, Management Science Associates data indicate that the discount market share of these other smaller manufacturers and importers was approximately 38.5% in 2008, 37.0% in 2007 and 36.3% in 2006. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only current market segment could be negatively affected, which in turn could negatively affect the value of our common stock.

Liggett’s market share is susceptible to decline.

In years prior to 2000, Liggett suffered a substantial decline in unit sales and associated market share. Liggett’s unit sales and market share increased during each of 2000, 2001 and 2002, and its market share increased in 2003 while its unit sales declined. Liggett’s market share, which did not change in 2008, increased compared to the prior years in 2007, 2006, 2005 and 2004. This earlier market share erosion resulted in part from Liggett’s highly leveraged capital structure that existed until December 1998 and its limited ability to match other competitors’ wholesale and retail trade programs, obtain retail shelf space for its products and advertise its brands. These declines also resulted from adverse developments in the tobacco industry, intense competition and changes in consumer preferences. According to Management Science Associates data, Liggett’s overall domestic market share during 2008 was 2.5% compared to 2.5% during 2007 and 2.4% during 2006. Liggett’s share of the discount segment during 2008 was 9.2% compared to 9.3% in 2007, up from 8.7% in 2006. If Liggett’s market share declines, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.

Liggett has significant sales to a single customer.

During 2008, 8.8% of Liggett’s total revenues and 8.8% of our consolidated revenues were generated by sales to Liggett’s largest customer. Liggett’s contract with this customer currently expires on December 31, 2012. If this customer discontinues its relationship with Liggett or experiences financial difficulties, Liggett’s results of operations could be materially adversely affected.

Liggett’s cigarettes are subject to substantial and increasing regulation and taxation, which has a negative effect on revenue and profitability.

Tobacco products are subject to substantial federal and state excise taxes in the United States. On February 4, 2009, President Obama signed an increase of $0.617 in the federal excise tax per pack of cigarettes, for a total of $1.01 per pack of cigarettes, and significant tax increases on other tobacco products, to fund expansion of the State Children’s Health Insurance Program, referred to as the SCHIP. These tax increases are effective on April 1, 2009.

The increases in federal excise tax under the SCHIP are substantial, and, as a result, Liggett expects its volume will be adversely impacted beginning in the second quarter of 2009.

In addition to federal and state excise taxes, certain city and county governments also impose substantial excise taxes on tobacco products sold. Increased excise taxes are likely to result in declines in overall sales volume and shifts by consumers to less expensive brands.

A wide variety of federal, state and local laws limit the advertising, sale and use of cigarettes, and these laws have proliferated in recent years. For example, many local laws prohibit smoking in restaurants and other public places. Private businesses also have adopted regulations that prohibit or restrict, or are intended to discourage, smoking. Such laws and regulations also are likely to result in a decline in the overall sales volume of cigarettes.

The proposed regulation of tobacco products by the Food and Drug Administration may adversely affect Liggett’s sales and operating profit.

A bill that would grant the FDA, authority to regulate tobacco products was introduced in Congress in February 2007. On July 30, 2008, the U.S. House of Representatives passed the bill by a vote of 326-102. The U.S. Senate Health, Education, Labor and Pensions Committee approved the FDA regulation bill on August 1, 2007, but the Senate adjourned in 2008 without any further action on the bill. In 2009, it is likely that Congress will again take up the issue of FDA regulation of tobacco products.

It is anticipated that any proposed FDA regulation bill most likely would:

•	Require larger and more severe health warnings on packs and cartons;

•	Ban the use of descriptors on tobacco products, such as “low-tar” and “light”;

•	Require the disclosure of ingredients and additives to consumers;

•	Require pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

•	Allow the FDA to require the reduction of nicotine and the reduction or elimination of any other compound in tobacco products;

•	Prohibit the use of foreign grown tobacco that has been grown or processed with pesticides not approved under federal law for use in domestic tobacco farming and processing;

•	Allow the FDA to place more severe restrictions on the advertising, marketing and sale of cigarettes;

•	Permit inconsistent state regulation of labeling and advertising and eliminate the existing federal preemption of such regulation; and

•	Grant the FDA the regulatory authority to impose broad additional restrictions.

It is possible that such additional regulation could result in a decrease in cigarette sales in the United States and an increase in costs which may have a material adverse effect on our results of operations, cash flows and financial condition.

Over the years, various state and local governments have continued to regulate tobacco products, including smokeless tobacco products. These regulations relate to, among other things, the imposition of significantly higher taxes, increases in the minimum age to purchase tobacco products, sampling and advertising bans or restrictions, ingredient and constituent disclosure requirements and significant tobacco control media campaigns. Additional state and local legislative and regulatory actions will likely be considered in the future, including, among other things, restrictions on the use of flavorings.

Additional federal or state regulation relating to the manufacture, sale, distribution, advertising, labeling, mandatory ingredients disclosure and nicotine yield information disclosure of tobacco products could reduce sales, increase costs and have a material adverse effect on our business.

The domestic cigarette industry has experienced declining unit sales in recent periods.

Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with published industry sources estimating that domestic industry-wide shipments decreased by approximately 3.3% in 2008. According to Management Science Associates data, domestic industry-wide shipments decreased by 5.0% in 2007 compared to 2006. We believe that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to high cigarette price levels in recent years. If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.

Litigation will continue to harm the tobacco industry.

Liggett could be subjected to substantial liabilities and bonding requirements from litigation relating to cigarette products. Adverse litigation outcomes could have a negative impact on the Company’s ability to operate due to their impact on cash flows. We and our Liggett subsidiary, as well as the entire cigarette industry, continue to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2008, there were approximately 2,720 individual suits, including 2,680 Engle progeny cases described below, seven purported class actions and four governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett and/or us were named defendants. It is likely that similar legal actions, proceedings and claims will continue to be filed against Liggett. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pled in these cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any tobacco-related litigation could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Liggett could face difficulties in obtaining a bond to stay execution of a judgment pending appeal.

A civil lawsuit was filed by the United States federal government seeking disgorgement of approximately $289 billion from various cigarette manufacturers, including Liggett. In August 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. The Final Judgment, among other things, ordered the following relief against the non-Liggett defendants: (i) defendants are enjoined from committing any act of racketeering concerning the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) defendants are enjoined from making any material false, misleading, or deceptive statement or representation concerning cigarettes that persuades people to purchase cigarettes; and, (iii) defendants are permanently enjoined from utilizing “lights”, “low tar”, “ultra lights”, “mild”, or “natural” descriptors, or conveying any other express or implied health messages in connection with the marketing or sale of cigarettes as of January 1, 2007.

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

In December 2008, the United States Supreme Court, in Altria Group Inc. v. Good, ruled that the Federal Cigarette Labeling and Advertising Act did not preempt the state law claims asserted by the plaintiffs and that they could proceed with their claims under the Maine Unfair Trade Practices Act. This ruling may result in additional class action cases in all other states. Although Liggett is not a party in the Good case, an adverse ruling or commencement of additional “lights” related class actions could have a material adverse impact on us.

There are currently five individual tobacco-related actions pending where Liggett is the only tobacco company defendant. In April 2004, in one of these cases, a jury in a Florida state court action awarded compensatory damages of $540,000 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752,000. Liggett appealed both the verdict and the legal fees award. In October 2007, the Fourth District Court of Appeals affirmed the compensatory award. The legal fee award was reversed and remanded to the trial court. We have accrued $2.3 million for this case at December 31, 2008. Trial commenced in February in another individual case where Liggett is the only defendant.

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

In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Company, awarded $37.5 million in compensatory damages, jointly and severally, in a case involving Liggett and two other cigarette manufacturers, which amount was subsequently reduced by the Court. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle class member suit following entry of final judgment by the Engle trial court. In November 2008, the court entered final judgment in the amount of $24,835 (for which Liggett is 50% responsible), plus interest from June 2002. The defendants appealed the final judgment. Plaintiff has filed a motion seeking an award of attorneys’ fees from Liggett based on their prior proposal for settlement. Liggett may be required to bond the amount of the judgment against it to perfect its appeal.

Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, former class members had one year from January 11, 2007 to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 mandate, are referred to as the “Engle progeny cases”. As of December 31, 2008, there were approximately 2,680 Engle progeny cases pending where either Liggett (or other cigarette manufacturers) or us, or both, were named as defendants. These cases include approximately 9,620 plaintiffs. Approximately 50 cases are currently scheduled for trial in 2009.

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

In addition to the foregoing, there have been a number of other restrictive regulatory actions from various federal administrative bodies, including the United States Environmental Protection Agency and the FDA. There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry. Recently, legislation was reintroduced in Congress providing for regulation of cigarettes by the FDA. These developments generally receive widespread media attention. Additionally, a majority of states have passed legislation providing for reduced ignition propensity standards for cigarettes. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation or legislation. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but our consolidated financial position, results of operations or cash flows could be materially adversely affected.

Liggett may be adversely affected by the 2004 legislation to eliminate the federal tobacco quota system.

In October 2004, federal legislation was enacted which eliminated the federal tobacco quota system and price support system through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10.14 billion over a ten-year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Liggett’s and Vector Tobacco’s assessment was $22.6 million in 2006, $23.3 million in 2007 and $23.6 million in 2008. The relative cost of the legislation to each of the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.

Excise tax increases adversely affect cigarette sales.

Cigarettes are subject to substantial and increasing federal, state and local excise taxes. In February 2009, Federal legislation to reauthorize the State Children’s Health Insurance Program (SCHIP), which includes funding provisions that increase the federal cigarette excise tax from $0.39 to $1.01 per pack, was enacted, effective April 1, 2009. State excise taxes vary considerably and, when combined with sales taxes, local taxes and the federal excise tax, may exceed $4.00 per pack. In 2008, seven states and the District of Colombia enacted increases in excise taxes and various states and other jurisdictions are considering, or have pending, legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had, and will continue to have, an adverse effect on sales of cigarettes.

Liggett may have additional payment obligations under the Master Settlement Agreement and its other settlement agreements with the states.

In October 2004, the independent auditor under the Master Settlement Agreement notified Liggett and all other participating manufacturers that their payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, had been recalculated using “net” unit amounts, rather than “gross” unit amounts (which had been used since 1999 to calculate market share on the allocation of the base annual payment under the Master Settlement Agreement). The change in the method of calculation could, among other things, require additional payments by Liggett under the Master Settlement Agreement of approximately $17.4 million, plus interest, for the periods 2001 through 2007, require Liggett to pay an additional amount of approximately $3.3 million for 2008 and require additional amounts in future periods because the proposed change from “gross” to “net” would serve to lower Liggett’s market share exemption under the Master Settlement Agreement. Liggett has objected to this retroactive change and has disputed the change in methodology. No amounts have been accrued in our consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.

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

Except for $2.5 million accrued at December 31, 2008, in connection with the foregoing matters, no other amounts have been accrued in our consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will prevail in any of these matters and that Liggett will not be required to make additional material payments, which payments could materially adversely affect our consolidated financial position, results of operations or cash flows and the value of our common stock.

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

Vector Tobacco introduced its low nicotine and nicotine-free QUEST cigarettes in an initial seven-state market in January 2003 and in Arizona in January 2004. During the second quarter of 2004, based on an analysis of the market data obtained since the introduction of the QUEST product, we determined to postpone indefinitely the national launch of QUEST to be commercially successful products. Adult smokers may decide not to purchase cigarettes made with low nicotine and nicotine-free tobaccos due to taste or other preferences or other product modifications.

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

Risks of real estate ventures.  New Valley has three significant real estate-related investments, Douglas Elliman Realty, LLC (50% interest), New Valley Oaktree Chelsea Eleven LLC (40% interest) and Aberdeen Townhomes LLC (15% preferred return), where other partners hold significant interests. New Valley must seek approval from these other parties for important actions regarding these joint ventures. Since the other parties’ interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm the ventures.

The real estate, capital and credit markets have worsened in recent years.  Because the real estate, capital and credit markets have continued to worsen, we will continue to perform additional assessments to determine the impact of the markets, if any, on our consolidated financial statements. Thus, future impairment charges may occur.

Risks of litigation on mortgage receivable.  New Valley purchased a loan secured by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena” and certain completion guarantees. The loan is currently in foreclosure and litigation is ongoing to enforce our rights under the loan documents. There is no guarantee we will prevail in the litigation.

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

Real estate ventures and mortgage receivable have been negatively impacted by the current downturn in the residential real estate market.  The U.S. residential real estate market, including the New York metropolitan area where Douglas Elliman Realty operates, is cyclical and is affected by changes in the general economic conditions that are beyond Douglas Elliman Realty’s control. The U.S. residential real estate market is currently in a significant downturn due to various factors including downward pressure on housing prices, credit constraints inhibiting new buyers and an exceptionally large inventory of unsold homes at the same time that sales volumes are decreasing. The depth and length of the current downturn in the real estate industry has proved exceedingly difficult to predict. We cannot predict whether the downturn will worsen or when the market and related economic forces will return the U.S. residential real estate industry to a growth period.

Any of the following could have a material adverse effect on our real estate ventures by causing a general decline in the number of home sales and/or prices, which in turn, could adversely affect its revenues and profitability:

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

The three major real estate ventures’ current operations are located in the New York metropolitan area.  Local and regional economic and general business conditions in this market could differ materially from prevailing conditions in other parts of the country. Among other things, the New York metropolitan area residential real estate market has been impacted by the significant downturn in the financial services industry. A continued downturn in the residential real estate market or economic conditions in that region could have a material adverse effect on these investments.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess, and our independent registered certified public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2008, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered certified public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell the shares of our common stock when you want or at prices you find attractive.

The trading price of our common stock has ranged between $10.82 and $19.45 per share over the past 52 weeks. We expect that the market price of our common stock will continue to fluctuate.

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

At December 31, 2008, we had outstanding options granted to employees to purchase approximately 5,284,880 shares of our common stock, with a weighted-average exercise price of $11.59 per share, of which options for 5,169,120 shares were exercisable at December 31, 2008. We also have outstanding convertible notes and debentures maturing in November 2011 and June 2026, which are currently convertible into 12,932,556 shares of our common stock. The issuance of these shares will cause dilution which may adversely affect the market price of our common stock. The availability for sale of significant quantities of our common stock could adversely affect the prevailing market price of the stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Miami, Florida. We lease 13,849 square feet of office space from an unaffiliated company in an office building in Miami, which we share with various of our subsidiaries. The lease expires in November 2014.

We lease approximately 18,000 square feet of office space in New York, New York under leases that expire in 2013. Approximately 9,000 square feet of such space has been subleased to unaffiliated third parties for the balance of the term of the lease. New Valley’s operating properties are discussed above under the description of New Valley’s business.

Liggett’s tobacco manufacturing facilities, and several of the distribution and storage facilities, are currently located in or near Mebane, North Carolina. Various of such facilities are owned and others are leased. As of December 31, 2008, the principal properties owned or leased by Liggett are as follows:

			Approximate Total
Type	Location	Owned or Leased	Square Footage

Storage Facilities	Danville, VA	Owned	578,000
Office and Manufacturing Complex	Mebane, NC	Owned	240,000
Warehouse	Mebane, NC	Owned	60,000
Warehouse	Mebane, NC	Leased	50,000
Warehouse	Mebane, NC	Leased	30,000
Warehouse	Mebane, NC	Leased	22,000

Liggett Vector Brands leases approximately 20,000 square feet of office space in Morrisville, North Carolina. The lease expires in January 2014.

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

Reference is made to Note 12 to our consolidated financial statements, which contains a general description of certain legal proceedings to which the Company, Liggett, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1, Material Legal Proceedings, incorporated herein, for additional information regarding the pending tobacco-related legal proceedings to which we or Liggett are parties. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 100 S.E. Second Street, Miami, Florida 33131, Attn: Investor Relations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last quarter of 2008, no matter was submitted to stockholders for their vote or approval, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 2, 2009. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

			Year Individual
			Became an
Name	Age	Position	Executive Officer

Howard M. Lorber	60	President and Chief Executive Officer	2001
Richard J. Lampen	55	Executive Vice President	1996
J. Bryant Kirkland III	43	Vice President, Chief Financial Officer and Treasurer	2006
Marc N. Bell	48	Vice President, General Counsel and Secretary	1998
Ronald J. Bernstein	55	President and Chief Executive Officer of Liggett	2000

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

Richard J. Lampen has served as our Executive Vice President since July 1996. From October 1995 to December 2005, Mr. Lampen served as the Executive Vice President and General Counsel of New Valley, where he also served as a director. Since September 2006, he has served as President and Chief Executive Officer of Ladenburg Thalmann Financial Services. Since November 1998, he has served as President and Chief Executive Officer of CDSI Holdings Inc., an affiliate of New Valley seeking acquisition or investment opportunities. Since October 2008, Mr. Lampen has served as interim President and Chief Executive Officer of Castle Brands Inc., a publicly traded developer and importer of premium branded spirits in which we held an approximate 11% equity interest at December 31, 2008. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of Castle, CDSI Holdings and Ladenburg Thalmann Financial Services. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec’s Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

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

Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR”. The following table sets forth, for the periods indicated, high and low sale prices for a share of its common stock on the NYSE, as reported by the NYSE, and quarterly cash dividends declared on shares of common stock:

Year	High	Low	Cash Dividends

2008:
Fourth Quarter	$17.62	$10.82	$.40
Third Quarter	19.45	15.24	.38
Second Quarter	17.33	15.15	.38
First Quarter	19.28	15.81	.38
2007:
Fourth Quarter	$21.90	$18.90	$.38
Third Quarter	22.62	18.88	.36
Second Quarter	20.78	15.74	.36
First Quarter	17.35	15.40	.36

At February 17, 2009, there were approximately 2,088 holders of record of our common stock.

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

We paid 5% stock dividends on September 29, 2006, September 28, 2007 and September 29, 2008 to the holders of our common stock. All information presented in this report is adjusted for the stock dividends.

Performance Graph

The following graph compares the total annual return of our Common Stock, the S&P 500 Index, the S&P MidCap 400 Index and the AMEX Tobacco Index for the five years ended December 31, 2008. The graph assumes that $100 was invested on December 31, 2003 in the Common Stock and each of the indices, and that all cash dividends and distributions were reinvested. Information for our Common Stock includes the value of the March 30, 2005 distribution to our stockholders of shares of Ladenburg Thalmann Financial Services common stock and assumes such stock was held by the stockholders until the end of each year.

	12/03	12/04	12/05	12/06	12/07	12/08
Vector Group Ltd.	100	118	148	168	216	168
S&P 500	100	111	116	135	142	90
S&P MidCap	100	116	131	145	156	100
AMEX Tobacco	100	130	145	204	224	179

Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended December 31, 2008.

Issuer Purchases of Equity Securities

No securities of ours were repurchased by us or our affiliated purchasers during the three months ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share amounts)

Statement of Operations Data:
Revenues(1)	$565,186	$555,430	$506,252	$478,427	$498,860
Income from continuing operations	60,504	73,803	42,712	42,585	4,462
Income from discontinued operations	—	—	—	3,034	2,689
Extraordinary item	—	—	—	6,766	—
Net income	60,504	73,803	42,712	52,385	7,151
Per basic common share(2):
Net income applicable to common shares	$0.90	$1.10	$0.66	$1.02	$0.14
Per diluted common share(2):
Net income applicable to common shares	$0.80	$1.07	$0.65	$0.96	$0.14
Cash distributions declared per common share(2)	$1.54	$1.47	$1.40	$1.33	$1.27
Balance Sheet Data:
Current assets	$355,283	$395,626	$303,156	$319,099	$242,124
Total assets	717,712	785,289	637,462	603,552	535,927
Current liabilities	296,159	109,337	168,786	128,100	119,835
Notes payable, embedded derivatives, long-term debt and other obligations, less current portion	287,545	378,760	198,777	277,613	279,800
Non-current employee benefits, deferred income taxes, minority interests and other long-term liabilities	100,403	196,340	174,922	168,773	225,509
Stockholders’ equity (deficit)	33,605	100,852	94,977	29,066	(89,217)

(1)	Revenues include federal excise taxes of $168,170, $176,269, $174,339, $161,753 and $175,674, respectively.

(2)	Per share computations include the impact of 5% stock dividends on September 29, 2008, September 28, 2007, September 29, 2006, September 29, 2005 and September 29, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Overview

We are a holding company and are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group LLC,

•	the development and marketing of reduced risk cigarette products through our subsidiary Vector Tobacco Inc., and

•	the real estate business through our subsidiary, New Valley LLC, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.

All of Liggett’s unit sales volume in 2006, 2007 and 2008 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.

Liggett’s cigarettes are produced in approximately 180 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	LIGGETT SELECT — the third largest brand in the deep discount category,

•	GRAND PRIX — a growing brand in the deep discount segment,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category,

•	PYRAMID — the industry’s first deep discount product with a brand identity, and

•	USA and various Partner Brands and private label brands.

In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT, which was the largest seller in Liggett’s family of brands in 2006 and 2007, comprised 37.5% in 2006, 32.9% in 2007 and 30.1% in 2008 of Liggett’s unit volume. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX is marketed as the “lowest price fighter” to specifically compete with brands which are priced at the lowest level of the deep discount segment. GRAND PRIX, which represented 30.3% of Liggett’s volume in 2007, is now the largest seller in Liggett’s family of brands with 32.6% of Liggett’s unit volume in 2008.

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

The discount segment is a challenging marketplace, with consumers having less brand loyalty and placing greater emphasis on price. Liggett’s competition is now divided into two segments. The first segment is made up of the three largest manufacturers of cigarettes in the United States, Philip Morris USA Inc., Reynolds America Inc., and Lorillard Tobacco Company as well as the fourth largest, Commonwealth Brands, Inc. (which Imperial Tobacco PLC acquired in 2007). The three largest manufacturers, while primarily premium cigarette based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell lower quality, deep discount cigarettes.

In January 2003, Vector Tobacco introduced QUEST, its brand of low nicotine and nicotine-free cigarette products. QUEST brand cigarettes are currently marketed solely to permit adult smokers, who wish to continue smoking, to gradually reduce their intake of nicotine. The products are not labeled or advertised for smoking cessation or as a safer form of smoking.

In November 2006, our Board of Directors determined to discontinue the genetics operation of our subsidiary, Vector Research Ltd., and, not to pursue, at that time, Food and Drug Administration approval of QUEST as a smoking cessation aid, due to the projected significant additional time and expense involved in seeking such approval. In connection with this decision, we eliminated 12 full-time positions effective December 31, 2006.

As a result of these actions, we realized cost savings in excess of $4,000 in each of 2008 and 2007. We recognized pre-tax restructuring and inventory impairment charges of approximately $2,664, primarily during the fourth quarter of 2006. The restructuring charges include approximately $484 relating to employee severance and benefit costs, $338 for contract termination and other associated costs, approximately $952 for asset impairment and $890 in inventory write-offs. Approximately $1,840 of these charges represented non-cash items.

Recent Developments

SNUS.  In May 2008 Liggett introduced SNUS, a premium quality pouched tobacco product. SNUS is currently manufactured in Sweden and is available in three varieties.

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

As a result of the debt exchange, New Valley’s ownership of LTS’s common stock increased to 13,888,889 shares or approximately 8.1% of the then outstanding LTS shares.

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

Proposed and enacted excise tax increases.  In February 2009, Federal legislation to reauthorize the State Children’s Health Insurance Program (SCHIP), which includes funding provisions that increase the federal cigarette excise tax from $0.39 to $1.01 per pack, was enacted, effective April 1, 2009. Seven states and the District of Columbia enacted increases to state excise taxes in 2008 and further increases in states’ excise taxes are expected in 2009.

Tobacco Settlement Agreements.  In October 2004, the independent auditor under the Master Settlement Agreement notified Liggett and all other Participating Manufacturers that their payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, had been recalculated using “net” unit amounts, rather than “gross” unit amounts (which had been used since 1999 to calculate market share and the allocation of the base amount of payments under the Master Settlement Agreement). The change in the method of calculation could, among other things, require additional Master Settlement Agreement payments by Liggett of approximately $17,541, plus interest, for 2001 through 2007, require an additional payment of approximately $3,300 for 2008 and require additional amounts in future periods because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the Master Settlement Agreement. Liggett has objected to this retroactive change and has disputed the change in methodology. No amounts have been accrued or expensed in our consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute because we do not believe an unfavorable outcome is probable.

In 2005, the independent auditor under the Master Settlement Agreement calculated that Liggett owed $28,668 for its 2004 sales. Liggett paid $11,678 and disputed the balance, as permitted by the Master Settlement Agreement. Liggett subsequently paid $9,304 of the disputed amount, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At December 31, 2008, included in “Other assets” on our consolidated balance sheet was a receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686 is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the independent auditor’s retroactive change from “gross” to “net” units in calculating Master Settlement Agreement payments, which Liggett contends is improper, as discussed above. From its April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,612 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,000 relating to the retroactive change from “gross” to “net” units. From its April 2008 payment, Liggett withheld approximately $4,000 for the 2007 NPM Adjustment and approximately $3,300 related to the retroactive change from “gross” to “net” units. Vector Tobacco paid approximately $200 into the disputed payments account for the 2007 NPM Adjustment. Liggett and Vector Tobacco paid approximately $34.0 million for their 2008 Master Settlement obligations during 2008 and anticipate paying another $9.8 million in April 2009, after withholding certain disputed amounts.

The following amounts have not been expensed in our consolidated financial statements as they relate to Liggett’s and Vector Tobacco’s claim for an NPM Adjustment: $6,513 for 2003, $3,789 for 2004 and $800 for 2005.

In March 2006, an economic consulting firm selected pursuant to the Master Settlement Agreement rendered its final and non-appealable decision that the Master Settlement Agreement was a “significant factor contributing to” the loss of market share of Participating Manufacturers for 2003. The economic consulting firm subsequently rendered the same decision with respect to 2004 and 2005. As a result, the manufacturers are entitled to potential NPM Adjustments to their 2003, 2004 and 2005 Master Settlement Agreement payments. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that state or territory.

Since April 2006, notwithstanding provisions in the Master Settlement Agreement requiring arbitration, litigation has been filed in 49 Settling States and territories over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the Master Settlement Agreement previously determined to be as much as $1,200,000 for all Participating Manufacturers. To date, all 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable and 44 of these decisions are final. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.

Vector Tobacco does not make MSA payments on sales of its QUEST 3 product as Vector Tobacco believes that QUEST 3 does not fall within the definition of a cigarette under the MSA. There can be no assurance that Vector Tobacco’s assessment is correct and that additional payments under the MSA for QUEST 3 will not be owed.

In 2003, in order to resolve any potential issues with Minnesota as to Liggett’s ongoing economic settlement obligations, Liggett negotiated a $100 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett has failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. . In 2004, Florida and Mississippi proposed settlements to Liggett in the amount of $20,000 for the period 1998 through 2003. Further discussions among the parties have not resulted in any resolutions of the disputes. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements.

Except for $2,500 accrued as of December 31, 2008, in connection with the foregoing matters, no other amounts have been accrued in the accompanying consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect our consolidated financial position, results of operations or cash flows.

Losses on Long-term Investments.  We recorded a loss of $21,900 in 2008 due to the performance of three of our long-term investments in various investment funds in 2008. During 2008, one of our long-term investments was impaired due to a portion of its underlying assets being held in an account with the European subsidiary of Lehman Brothers Holdings Inc. while our other long-term investments were impaired as a result of the funds’ performances in 2008. We record impairment charges when it is determined an other-than-temporary decline in fair value exists in any of our long-term investments. Thus, future impairment charges may occur. In April 2008, we elected to withdraw our investment in Jefferies Buckeye Fund, LLC (“Buckeye Fund”), a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. We recorded a loss of $567 during the first quarter of 2008 associated with the Buckeye Fund’s performance, which has been included as “Other expense” on our consolidated statement of operations. We received proceeds of $8,328 in May 2008 and received an additional $900 of proceeds in the first quarter of 2009, which has been included in “Other current assets” on our consolidated balance sheet.

Real Estate Activities.  New Valley accounts for its 50% interests in Douglas Elliman Realty LLC, Koa Investors LLC and 16th & K Holdings LLC and its 40% interest in New Valley Oaktree Chelsea Eleven LLC on the equity method. Douglas Elliman Realty operates the largest residential brokerage company in the New York metropolitan area. Koa Investors LLC owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii, which is a four star resort with 521 rooms. In 2008, KOA was informed by its lender that it is in default on its $82 million loan. In August 2005, 16th & K Holdings LLC acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C. New Valley Oaktree Chelsea Eleven lent $29 million and contributed $1 million in capital to Chelsea Eleven LLC, which is developing a condominium project in Manhattan, New York.

Sale of St. Regis Hotel.  In March 2008, 16th and K Holdings LLC closed on the sale of 90% of the St. Regis Hotel. In addition to retaining a 3% interest, net of incentives, in the St. Regis Hotel, New Valley received $16,406 upon the sale of the hotel. New Valley anticipates receiving an additional $3,400 in various installments between 2009 and 2012. We recorded the $16,406 as an investing activity in the consolidated statement of cash flows for the year ended December 31, 2008. New Valley recorded equity losses of $3,796, $2,344, and $2,147 for the years ended December 31, 2008, 2007, and 2006, respectively, associated with 16th and K Holdings LLC. For the year ended December 31, 2008, New Valley also recorded equity income of $16,363 in connection with the distributions received in excess of the carrying amount of the investment in St. Regis and we have no legal obligation to make additional investments to the investment.

Escena.  In March 2008, a subsidiary of New Valley purchased a loan secured by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena.” The loan, which is currently in foreclosure, was purchased for its $20,000 face value plus accrued interest and other costs of $1,445. The loan is being accounted for under the cost recovery method and the costs include the purchase price and additional capitalized costs of $259. The borrowers are Escena-PSC, LLC and Palm Springs Classic, LLC, a joint venture of Lennar Homes of California, Inc and Empire Land, LLC. In April 2008, Empire Land filed a Chapter 11 bankruptcy petition, which was converted to Chapter 7 in December 2008. Lennar Homes is an affiliate of Lennar Corporation. The project consists of 867 residential lots with site and public infrastructure, an 18-hole golf course, a substantially completed clubhouse, and a seven-acre site approved for a 450-room hotel.

In October 2007, the “as is” value of the land was appraised in excess of the outstanding value of the loan. In January 2009, we obtained an appraisal that valued the property at substantially less than the outstanding loan balance. The reduction in value was attributed to the overall real estate market conditions in California. Among other things, Lennar Corporation has a payment guarantee of up to 50% of the outstanding loan balance plus accrued interest as well as a guarantee to complete the development of the property. In order to calculate the fair market value of the investment, we utilized the most recent “as is” appraised value of the collateral and estimated the value of Lennar’s completion and payment guaranties, less estimated costs to enforce the guaranties and dispose of the property. Based on these estimates, we determined that the fair market value was less than the carrying amount of the mortgage receivable at December 31, 2008 by approximately $4,000. Accordingly, a reserve was established for the decline in value and a charge of $4,000 was recorded for the year ended December 31, 2008. We carried the loan on our consolidated balance sheet at its net basis of $17,704 as of December 31, 2008. Litigation is ongoing to enforce our rights under the loan documents. The parties are currently in settlement discussions.

Aberdeen Townhomes LLC.  In June 2008, a subsidiary of New Valley purchased a preferred equity interest in Aberdeen Townhomes LLC for $10,000. Aberdeen acquired five town home residences located in Manhattan, New York, which it is in the process of rehabilitating and selling. In the event that Aberdeen makes distributions of cash, New Valley is entitled to a priority preferred return of 15% per annum until it has recovered its invested capital. New Valley is entitled to 25% of subsequent cash distributions of profits until it has achieved an annual 18% internal rate of return. New Valley is then entitled to 20% of subsequent cash distributions of profits until it has achieved an annual 23% IRR. After New Valley has achieved an annual 23% IRR, it is then entitled to 10% of any remaining cash distributions of profits.

Aberdeen is a variable interest entity; however, we are not the primary beneficiary. Our maximum exposure to loss as a result of our investment in Aberdeen is $10,000. This investment is being accounted for under the cost method.

In January 2009, we obtained an appraisal of the five town home residences and determined that the value of the properties, less estimated disposal costs, was approximately $3,500 less than their carrying value and recorded an impairment charge for $3,500. The reduction in value was attributed to the overall real estate market conditions in New York City at December 31, 2008. Four of the five notes related to the project with a balance of approximately $29,125 matured on March 1, 2009 and have not been refinanced. The remaining mortgage with a balance of approximately $11,500 matures on September 30, 2009. Additionally in February 2009, the managing member of Aberdeen Townhomes gave notice that it is resigning as managing member. A subsidiary of New Valley will become the new managing member.

New Valley Oaktree Chelsea Eleven, LLC.  In September 2008, a subsidiary of New Valley purchased for $12,000 a 40% interest in New Valley Oaktree Chelsea Eleven, LLC, which lent $29,000 and contributed $1,000 in capital to Chelsea Eleven LLC, which is developing a condominium project in Manhattan, New York. The development consists of 72 luxury residential units and one commercial unit. Approximately 75% of the units are pre-sold and approximately $35,000 in deposits are held in escrow. The loan from New Valley Oaktree is subordinate to a $110,000 construction loan and a $24,000 mezzanine loan plus accrued interest. The loan from New Valley Oaktree to Chelsea Eleven bears interest at 60.25% per annum, compounded monthly, with $3,750 being held in an interest reserve, of which five payments of $300 were paid to New Valley on a monthly basis.

New Valley Chelsea is a variable interest entity; however, we are not the primary beneficiary. Our maximum exposure to loss as a result of our investment in Chelsea is $12,000. This investment is being accounted for under the equity method.

Recent Developments in Tobacco-Related Litigation

The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2008, there were approximately 2,720 individual suits (excluding approximately 100 individual cases pending in West Virginia state court as part of a consolidated action; Liggett has been severed from the trial of the consolidated action), seven purported class actions and four governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett or us, or both, were named as a defendant.

Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging, among other things, that the use of the terms “light” and “ultralight” constitutes unfair and deceptive trade practices. One such suit (Schwab v. Philip Morris), pending in federal court in New York since 2004, seeks to create a nationwide class of “light” cigarette smokers and includes Liggett as a defendant. The action asserts claims under the Racketeer Influenced and Corrupt Organizations Act (RICO). The proposed class is seeking as much as $200,000,000 in damages, which could be trebled under RICO. In November 2005, the court ruled that the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members, if the class is certified,. Fluid recovery would permit potential damages to be paid out in ways other than merely giving cash directly to plaintiffs, such as establishing a pool of money that could be used for public purposes. In September 2006, the court granted plaintiffs’ motion for class certification. In April 2008, the United States Court of Appeals for the Second Circuit decertified the class. The case was returned to the trial court for further proceedings. Liggett is a defendant in the Schwab case. We have accrued approximately $2.3 million for this case at December 31, 2008.

There are currently five individual tobacco-related actions pending where Liggett is the only tobacco company defendant. In April 2004, in one of these cases, a jury in a Florida state court action awarded compensatory damages of $540 against Liggett, plus interest. This award is final. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett appealed the legal fees award. In March 2008, the Fourth District Court of Appeals reversed and remanded the legal fee award for further proceedings in the trial court. In February 2009, trial commenced in another of these cases.

In May 2003, Florida’s Third District Court of Appeal reversed a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision. Among other things, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the claim should be decertified prospectively, but preserved several of the Phase I findings (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) all defendants sold or supplied cigarettes that were defective; and (vi) all defendants were negligent) and allowed plaintiffs to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year of the date the court’s decision became final on January 11, 2007, the date of the court’s mandate. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. Class counsel filed motions for attorneys’ fees and costs, which motions are pending. There are approximately 2,680 Engle progeny cases, in state and federal courts in Florida, where either Liggett (and other cigarette manufacturers) or us, or both, were named as defendants. These cases include approximately 9,620 plaintiffs. In June 2002, the jury in Lukacs v. R. J. Reynolds Tobacco Company, an individual case brought under the third phase of the Engle case, awarded $37,500, plus interest, (subsequently reduced by the court to $24,835) of compensatory damages, jointly and severally, against Liggett and two other cigarette manufacturers and found Liggett 50% responsible for the damages. In November 2008, the court entered final judgment. The defendants have appealed. The plaintiffs are seeking an award of attorney’s fees from Liggett. Liggett may be required to bond the amount of the judgment against it to perfect its appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.

Critical Accounting Policies

General.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include restructuring and impairment charges, inventory valuation, deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, the estimated fair value of embedded derivative liabilities, settlement accruals restructuring, valuation of investments, including other than temporary impairments to such investments, accounting for investments in equity securities, and litigation and defense costs. Actual results could differ from those estimates.

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

On January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”. During the fourth quarter of 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 123(R), “Share-Based Payment”, and Emerging Issues Task Force (“EITF”) Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature” were adopted on January 1, 2006. There were no other accounting policies adopted during 2008, 2007 and 2006 that had a material effect on our financial condition or results of operations. Refer to Note 1(y) of our consolidated financial statements for a discussion of recent accounting pronouncements that may impact our consolidated financial statements.

Revenue Recognition.  Revenues from sales of cigarettes are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. In accordance with EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, our accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues and cost of sales totaled $168,170, $176,269 and $174,339 for the years ended December 31, 2008, 2007 and 2006, respectively. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

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

Contingencies.  We record Liggett’s product liability legal expenses and other litigation costs as operating, selling, general and administrative expenses as those costs are incurred. As discussed in Note 12 to our consolidated financial statements and above under the heading “Recent Developments in Tobacco-Related Litigation”, legal proceedings are pending or threatened in various jurisdictions against Liggett. A large number of individual product liability cases have been filed in state and federal courts in Florida as a result of the Florida Supreme Court’s decision in the Engle case. We record a provision for loss in litigation in our consolidated financial statements when we believe an unfavorable outcome is probable and the amount of loss can be reasonably estimated. In all but one of our pending legal proceedings, management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending tobacco-related litigation or the costs of defending such cases, and, except for the previously mentioned case, we have not provided any amounts in our consolidated financial statements for unfavorable outcomes, if any. You should not infer from the absence of any such reserve in our consolidated financial statements that Liggett will not be subject to significant tobacco-related liabilities in the future. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.

Settlement Agreements.  As discussed in Note 12 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the Master Settlement Agreement recorded in the accompanying consolidated statements of operations were $49,800 for 2008, $48,755 for 2007 and $32,635 for 2006. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

Derivatives; Beneficial Conversion Feature.  We measure all derivatives, including certain derivatives embedded in other contracts, at fair value and recognize them in the consolidated balance sheet as an asset or a liability, depending on our rights and obligations under the applicable derivative contract. In 2004, 2005 and 2006, we issued variable interest senior convertible debt in a series of private placements where a portion of the total interest payable on the debt is computed by reference to the cash dividends paid on our common stock. This portion of the interest payment is considered an embedded derivative within the convertible debt, which we are required to separately value. As a result, we have bifurcated this embedded derivative and estimated the fair value of the embedded derivative liability. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is then amortized to interest expense over the term of the debt using the effective interest method.

At December 31, 2008 and 2007, the fair value of derivative liabilities was estimated at $77,245 and $101,582, respectively. Changes to the fair value of these embedded derivatives are reflected on our consolidated statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. We recognized a gain of $24,337 in 2008, a loss of $6,109 in 2007 and a gain of $112 in 2006 due to changes in the fair value of the embedded derivatives.

After giving effect to the recording of embedded derivative liabilities as a discount to the convertible debt, our common stock had a fair value at the issuance date of the notes in excess of the conversion price, resulting in a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was recorded as additional paid-in capital and as a further discount on the debt. The discount is then amortized to interest expense over the term of the debt using the effective interest rate method.

We recognized non-cash interest expense of $5,805, $3,768 and $3,470 for the years ended December 31, 2008, 2007 and 2006, respectively, due to the amortization of the debt discount attributable to the embedded derivatives and $2,963, $1,868 and $1,818 in 2008, 2007 and 2006, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.

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

Stock-Based Compensation.  Our stock-based compensation is accounted for under SFAS No. 123(R), “Share-Based Payment”, which uses a fair value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight line basis over the requisite service period of the award. Upon adoption, there was no cumulative adjustment for the impact of the change in accounting principle because the assumed forfeiture rate did not differ significantly from prior periods. We recognized compensation expense of $186, $197 and $470 for the years ended December 2008, 2007 and 2006, respectively, as a result of adopting SFAS No. 123(R). As of December 31, 2008 and 2007, there was $255 and $441, respectively, of total unrecognized cost related to employee stock options. See Note 11 to our consolidated financial statements for a discussion of the adoption of this standard.

Employee Benefit Plans.  The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of December 31, 2008, our benefit obligations and service cost were computed assuming a discount rate of 6.75% and 6.25%, respectively. In determining our expected rate of return on plan assets we consider input from our external advisors and historical returns based on the expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 2.5%, 6.7% and 8.2% for the years ended December 31, 2008, 2007 and 2006, respectively, and our actual five-year annual rate of return on our pension plan assets was 1.2%, 11.3% and 7.6% for the years ended December 31, 2008, 2007 and 2006, respectively. In computing expense for the year ended December 31, 2009, we will use an assumption of a 7.5% annual rate of return on our pension plan assets. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.

Net pension expense for defined benefit pension plans and other postretirement benefit expense aggregated approximately $3,445, $3,885 and $4,665 for 2008, 2007 and 2006, respectively, and we currently anticipate such expense will be approximately $6,250 for 2009. In contrast, our funding obligations under the pension plans are governed by the Employee Retirement Income Security Act (“ERISA”). To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the tax qualified pension plans for the pension plan year beginning on January 1, 2009 and ending on December 31, 2009; however, we do anticipate making a $20,760 payment under our nonqualified Supplemental Retirement Plan in 2009. Any additional funding obligation that we may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of their benefit plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. The prospective requirement to recognize the funded status of a benefit plan and to provide the required disclosures became effective for us on December 31, 2006. In addition, SFAS No. 158 requires an employer to measure benefit plan assets and obligations that determine the funded status of a plan as of the end of its fiscal year. Prior to the adoption of SFAS No. 158, we measured the funded status of our plans at September 30. The new measurement date requirements became effective for us on December 31, 2008.

Long-Term Investments and Impairments.  At December 31, 2008, we had long-term investments of $51,118, which consisted primarily of investment partnerships investing in investment securities and real estate. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of the investment partnerships is provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. Gains are recognized when realized in our consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. On a quarterly basis, we evaluate our investments to determine whether an impairment has occurred. If so, we also make a determination of whether such impairment is considered temporary or other-than-temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts and circumstances driven. However, among the matters that are considered in making such a determination are the period of time the investment has remained below its cost or carrying value, the severity of the decline, the likelihood of recovery given the reason for the decrease in market value and our original expected holding period of the investment.

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

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three years ended December 31, 2008 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of The Medallion Company, Inc. (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Revenues:
Liggett	$562,660	$551,687	$499,468
Vector Tobacco	2,527	3,743	6,784

Total revenues	$565,187	$555,430	$506,252

Operating income (loss):
Liggett	$170,181	$159,347	$140,508	(1)
Vector Tobacco	(8,331)	(9,896)	(13,971	)(1)

Total tobacco	161,850	149,451	126,537
Corporate and other	(26,546)	(23,947)	(25,508)

Total operating income	$135,304	$125,504	$101,029	(1)

(1)	Includes a gain on sale of assets at Liggett of $2,217 in 2006 and a loss on sale of assets of $7 at Vector Tobacco, restructuring charges of $2,664 at Vector Tobacco and a reversal of restructuring charges of $116 at Liggett.

2008 Compared to 2007

Revenues.  Total revenues were $565,187 for the year ended December 31, 2008 compared to $555,430 for the year ended December 31, 2007. This $9,757 (1.8%) increase in revenues was due to a $10,973 (2.0%) increase in revenues at Liggett offset by a decrease of $1,216 (32.5%) in revenues at Vector Tobacco.

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

All of Liggett’s sales for 2008 and 2007 were in the discount category. For the year ended December 31, 2008, net sales at Liggett totaled $562,660 compared to $551,687 for 2007. Revenues increased by 2.0% ($10,973) due to a favorable price variance of $36,959 and sales of SNUS totaling $451 offset by a decline in unit sales volume (approximately 399.4 million units) accounting for $24,478 in unfavorable volume variance and a $1,959 in unfavorable sales mix. Net revenues of the LIGGETT SELECT brand decreased $12,435 for the year ended December 31, 2008 compared to the same period in 2007, and its unit volume decreased 12.5% in the 2008 period compared to 2007. Net revenues of the GRAND PRIX brand increased $22,832 in 2008 compared to the prior year period and its unit volume increased by 2.7% in 2008 compared to 2007.

Revenues at Vector Tobacco were $2,527 for the year ended December 31, 2008 compared to $3,743 for the year ended December 31, 2007 due to decreased sales volume. Vector Tobacco’s revenues in both periods related primarily to sales of QUEST.

Tobacco Gross Profit.  Tobacco gross profit was $229,887 for the year ended December 31, 2008 compared to $218,351 for the year ended December 31, 2007. This represented an increase of $11,536 (5.3%) when compared to the prior year, due primarily to increased prices and decreased promotional spending partially offset by higher manufacturing expenses. Liggett’s brands contributed 99.6% of the tobacco gross profit and Vector Tobacco’s brands contributed 0.4% for the year ended December 31, 2008. In 2007, Liggett’s brands contributed 99.5% to tobacco gross profit and Vector Tobacco’s brands contributed 0.5%.

Liggett’s gross profit of $228,982 for the year ended December 31, 2008 increased $11,690 from gross profit of $217,292 for the year ended December 31, 2007. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 58.0% in 2008 compared to 57.8% in 2007.

Vector Tobacco’s gross profit was $905 for the year ended December 31, 2008 compared to gross profit of $1,059 for the same period in 2007. The increase was due primarily increased pricing.

Expenses.  Operating, selling, general and administrative expenses were $94,583 for the year ended December 31, 2008 compared to $92,967 in 2007, an increase of $1,616, or 1.7%. Expenses at Liggett were $58,801 for the year ended December 31, 2008 compared to $57,996 in 2007, an increase of $805 or 1.4%. The increase in expense at Liggett in 2008 was due primarily to increased compensation accruals in 2008 offset by decreased product liability legal expenses and other litigation costs. Liggett’s product liability legal expenses and other litigation costs were $8,800 in 2008 compared to $7,800 in 2007. Expenses at Vector Tobacco for the year ended December 31, 2008 were $9,236 compared to expenses of $11,024 for the year ended December 31, 2007 primarily due to reduced research related expenses. Expenses at corporate for the year ended December 31, 2008 were $26,546 compared to $23,947 in 2007 with the primary increase in expenses resulting primarily from the recovery of insurance coverage in 2007. In August 2007, New Valley received a favorable arbitral award in connection with a dispute with its insurer over reimbursement of legal fees paid in a previously resolved stockholders’ derivative claim. New Valley and its insurer agreed to resolve this claim, and certain other claims, for the payment to New Valley of $2,788. This settlement resulted in the recognition of a gain in 2007 of approximately $2,400, net of legal fees, which was recorded as a reduction in corporate-level operating, selling, administrative and general expenses.

For the year ended December 31, 2008, Liggett’s operating income increased to $170,181 compared to $159,347 in 2007 primarily due to increased gross profit discussed above. For the year ended December 31, 2008, Vector Tobacco’s operating loss was $8,331 compared to $9,896 for the year ended December 31, 2007 due to reduced employee expense and decreased research costs partially offset by lower sales volume.

Other Income (Expenses).  For the year ended December 31, 2008, other expenses were $40,732 compared to income of $1,099 for the year ended December 31, 2007. For the year ended December 31, 2008, other expenses consisted of interest expense of $62,335 and losses of $21,900 associated with the performance of three investment partnerships, a decline in value in the mortgage receivable of $4,000, $3,000 associated with the performance of our investments securities available for sale and $3,500 associated with our investment in Aberdeen, which was offset by equity income from non-consolidated real estate businesses of $24,399, changes in fair value of derivatives embedded within convertible debt of $24,337, and interest and dividend income of $5,864. For the year ended December 31, 2007, other income consisted of $20,000 for the NASA lawsuit settlement, equity income from non-consolidated real estate businesses of $16,243, gain from the exchange of the LTS notes of $8,121 and interest and dividend income of $9,897 and was offset by interest expense of $45,762, change in fair value of derivatives embedded within convertible debt of $6,109 and a loss on investments of $1,216.

The equity income of $24,399 for the 2008 period resulted from New Valley’s investment in Douglas Elliman Realty which contributed $11,833 and $12,566 from 16th and K, which consisted of equity losses from the operations of the St. Regis Hotel of $3,796 and income of $16,362 in connection with the gain on the disposal of 16th and K’s interest in 90% of the St. Regis Hotel in Washington, D.C. The equity income from non-consolidated real estate businesses of $16,243 for the year ended December 31, 2007 resulted from income of $20,290 related to New Valley’s investment in Douglas Elliman Realty offset by losses of $953 in Ceebraid, $750 in Koa Investors, and $2,344 in 16th and K. As of December 31, 2007, New Valley has suspended its recognition of equity losses in Ceebraid and Koa Investors as such losses exceed its basis plus any commitment to make additional investments.

The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The gains from the embedded derivatives in the year ended December 31, 2008 were primarily the result of interest payments during the period and increasing spreads between corporate convertible debt. The loss from the embedded derivative for year ended December 31, 2007 was primarily the result of decreasing long-term interest rates as compared to December 31, 2006 offset by the payment of interest during the period, which reduced the fair value of derivatives embedded within convertible debt.

Income Before Income Taxes.  Income before income taxes was $94,572 and $126,603 for the years ended December 31, 2008 and 2007, respectively.

Income Tax Provision.  The income tax provision was $34,068 for the year ended December 31, 2008. This compared to a tax provision of $52,800 for the year ended December 31, 2007.

Our income tax rate for the year ended December 31, 2008 did not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes offset by the impact of the domestic production activities deduction, a reduction of $3,102 associated with the reversal of unrecognized tax benefits as a result of the expiration of state income tax statutes. The 2007 period income tax benefit resulted primarily from a reduction of $3,227 associated with the reversal of unrecognized tax benefits as a result of the expiration of state income tax statutes and a $450 benefit from the settlement of a state tax assessment. The reduction of valuation allowances occurred when deferred tax assets were recognized from net operating losses which have previously been limited.

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

The equity income from non-consolidated real estate businesses of $16,243 for the year ended December 31, 2007 resulted from income of $20,290 related to New Valley’s investment in Douglas Elliman Realty offset by losses of $953 in Ceebraid, $750 in Koa Investors, and $2,344 in 16th and K. As of December 31, 2007, New Valley has suspended its recognition of equity losses in Ceebraid and Koa Investors as such losses exceed its basis plus any commitment to make additional investments. The equity income of $9,086 for the 2006 period resulted primarily from income of $12,662 related to New Valley’s investment in Douglas Elliman Realty and income of $867 related to its investment in Koa Investors, which were offset by losses of $2,147 from 16th and K and $2,296 from Ceebraid.

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

Liquidity and Capital Resources

Net cash and cash equivalents decreased by $27,012 and $34,290 in 2008 and 2006, respectively, and increased by $91,348 in 2007. Net cash provided by operations was $91,265 in 2008, $109,198 in 2007 and $46,015 in 2006.

The decrease in cash provided by operations in 2008 compared to 2007 relates primarily to the receipt of $19,590 in connection with the NASA settlement in 2007.

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

Cash used in investing activities was $33,895, $51,943 and 44,665 in 2008, 2007, and 2006, respectively. In 2008, cash was used for the purchase of the mortgage receivable of $21,704, the investment in Aberdeen for $10,000 and Chelsea for $12,000, the purchase of investment securities of $6,411, capital expenditures of $6,309, purchase of preferred stock in other investments, including Castle Brands, of $4,250, an increase in the cash surrender value of corporate-owned life insurance policies of $938, an increase in restricted assets of $411 and the purchase of long-term investments of $51 offset by the distributions from non-consolidated real estate businesses of $19,393 and from the proceeds from the liquidation of long-term investments of $8,334, and the proceeds from the sale of fixed assets of $452. In 2007, cash was used for the net purchase of $40,091 of long-term investments, capital expenditures of $5,189, the purchase of investment securities of $6,571, investment in non-consolidated real estate businesses of $750, increase in the cash surrender value of corporate-owned life insurance policies of $838 and an increase in restricted assets of $492 offset by the return of capital contributions from non-consolidated real estate businesses of $1,000. In 2006, cash was used for capital expenditures of $9,558, the net purchases of long-term investments of $35,345, investments in non-consolidated real estate businesses of $9,850 and increases in restricted assets of $1,527 offset by the net sales of investment securities of $10,701, proceeds from the sale of assets of $1,486 and increases in the cash surrender value of life insurance policies of $898.

In August 2006, we invested $25,000 in Icahn Partners, LP, a privately managed investment partnership, of which Carl Icahn is the portfolio manager and the controlling person of the general partner and manager of the partnership. In September 2007, we invested an additional $25,000 in Icahn Partners, LP. Based on public filings, we believe affiliates of Mr. Icahn are the beneficial owners of approximately 19.4% of our common stock. On November 1, 2006, we invested $10,000 in Jefferies Buckeye Fund, LLC, a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. Affiliates of Jefferies Asset Management, LLC owned approximately 5.3% of our common stock at December 31, 2007. We also invested an additional $15,000 in other investment partnerships in 2007. In April 2008, we elected to withdraw our investment in Jefferies Buckeye Fund, LLC. We recorded a loss of $567 during the first quarter of 2008 associated with the Buckeye Fund’s performance, which has been included as “Other expense” on our consolidated statement of operations. We received proceeds of $8,328 in May 2008 and received an additional $900 of proceeds in the first quarter of 2009, which has been included in “Other current assets” on our consolidated balance sheet.

Cash used in financing activities was $84,382 and $35,640 in 2008 and 2006 compared to cash provided from financing activities of $34,093 in 2007. In 2008, cash was primarily used for distributions on common stock of $103,870, repayments on debt of $6,329 and deferred financing charges of $137, offset by the excess tax benefit of options exercised of $18,304, net borrowing under the revolver of $4,733, debt issuance of $2,831, and the proceeds from the exercise of options of $86. In 2007, cash was provided from the issuance of $165,000 of 11% Senior Secured Notes due 2105 discussed below, $8,000 of debt collateralized by Liggett’s Mebane facility discussed below, $1,576 of other equipment financing at Liggett, $5,100 of proceeds from the exercise of options, $2,055 representing the tax benefit of options exercised offset by distributions on common stock of $99,249, the repayment of $35,000 of debt associated with the Medallion purchase and $6,200 of other equipment debt, deferred financing costs of $9,985 and net borrowings under the revolver of $2,796.

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

Liggett.  Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $19,515 was outstanding at December 31, 2008. Availability as determined under the facility was approximately $16,500 based on eligible collateral at December 31, 2008. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility.

The term of the Wachovia facility expires on March 8, 2012, subject to automatic renewal for additional one year periods unless a notice of termination is given by Wachovia or Liggett at least 60 days prior to such date or the anniversary of such date. Prime rate loans under the facility bear interest at a rate equal to the prime rate of Wachovia with Eurodollar rate loans bearing interest at a rate of 2.0% above Wachovia’s adjusted Eurodollar rate. The facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the facility, on a trailing twelve-month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The covenants also require that annual capital expenditures, as defined under the facility, (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year. At December 31, 2008, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were approximately $153,000 and $143,000 for the years ended December 31, 2008 and 2007, respectively.

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

In August 2008, Liggett purchased equipment for $2,745 through a financing agreement, payable in 60 installments of $53. Interest is calculated at 5.94%. Liggett was required to provide a security deposit equal to approximately 15% of the funded amount ($428).

Each of these equipment loans is collateralized by the purchased equipment.

Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct, third-party and purported class actions predicated on the theory that they should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Liggett has a number of valid defenses to claims asserted against it, however, litigation is subject to many uncertainties. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $24,835) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. It is possible that additional cases could be decided unfavorably. There are approximately 2,680 Engle progeny cases, in state and federal courts in Florida, where either Liggett (and other cigarette manufacturers) or us, or both, were named as defendants. These cases include approximately 9,620 plaintiffs. Approximately 50 cases are currently scheduled for trial in 2009. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 12 to our consolidated financial statements and “Legislation and Regulation” below for a description of legislation, regulation and litigation.

Except in the case of one individual claim, management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases. It is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.

V.T. Aviation.  In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 119 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,261 in 2011, based on current interest rates.

VGR Aviation.  In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by us. The loan is payable in 119 monthly installments of $40, including annual interest at 2.75% above the 30-day commercial paper rate, with a final payment of $2,909 in 2012 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to our direct subsidiary, VGR Aviation LLC, which has assumed the debt.

Vector Tobacco.  The purchase price for our 2002 acquisition of The Medallion Company, Inc. included $60,000 in notes of Vector Tobacco. Of the notes, $25,000 were repaid in 2004. The remaining $35,000 of notes bore interest at 6.5% per year, payable semiannually, and were paid in full from our available working capital on April 2, 2007.

Vector.  We believe that we will continue to meet our liquidity requirements through 2009. Our corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months include:

•	cash interest expense of approximately $48,500,

•	dividends on our outstanding common shares (currently at an annual rate of approximately $115,000),

•	a payment of a retirement benefit under our Supplemental Retirement Plan in July 2009 to our former Executive Chairman of approximately $20,750,

•	the mandatory redemption by November 15, 2009 of approximately $14,000 of the outstanding principal amount of our 5% Variable Interest Senior Convertible Notes, and the possible redemption of an additional approximately $98,000 principal amount of Notes as a result of an option by the holders to require us to repurchase some or all of the remaining principal amount of Notes on November 15, 2009, and

•	other corporate expenses and taxes, including a tax payment of approximately $75,500 in connection with the Philip Morris brands transaction.

In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $211,000, investment securities available for sale of approximately $28,500, long-term investments with an estimated value of approximately $55,000 and availability under Liggett’s credit facility of approximately $16,500 at December 31, 2008. Management currently anticipates that these amounts, as well as expected cash flows from our operations, should be sufficient to meet our liquidity needs during 2009.

Based on the recent market value of our 5% Variable Interest Convertible Notes, we do not currently anticipate that the holders of these Notes will exercise their right to require redemption of the additional Notes on November 15, 2009. However, no assurance can be provided that we will not be required to redeem these Notes at that time.

In the event our existing cash and cash equivalents and cash flows from operations are not sufficient to meet our 2009 liquidity needs, we have the ability to take other actions to provide the liquidity needed in 2009. These actions may include, among other things, debt or equity financing, which in the current economic environment may not be available or may only be available at an increased cost; incenting the holders of our 5% Variable Interest Senior Convertible Notes, prior to November 15, 2009, when the holders have the option to require redemption of their Notes, to convert such Notes or to modify the optional redemption terms, through issuance of additional shares of our common stock or cash payments; modifying our dividend policy (which would also reduce the amount of cash interest due on our convertible debt); and selling some or all of our investment securities and long-term investments, the proceeds from which may be impacted by our ability to liquidate such investments. However, no assurances can be provided that all of the above measures can be achieved.

We currently anticipate funding our expenditures for current operations and required principal payments with available cash resources, proceeds from public and/or private debt and equity financing, the other actions described above, management fees and other payments from subsidiaries. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

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

The indenture contains covenants that restrict the payment of dividends by us if our consolidated earnings before interest, taxes, depreciation and amortization, which is defined in the indenture as Consolidated EBITDA, for the most recently ended four full quarters is less than $50,000. The indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. Our Leverage Ratio is defined in the indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. Our Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the indenture.

	Indenture	December 31,	December 31,
Covenant	Requirement	2008	2007

Consolidated EBITDA, as defined	$50,000	$154,053	$137,820
Leverage ratio, as defined	<3.0 to 1	0.1 to 1	Negative
Secured leverage ratio, as defined	<1.5 to 1	Negative	Negative

In July 2006, we sold $110,000 of our 3.875% variable interest senior convertible debentures due 2026 in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933. The debentures pay interest on a quarterly basis at a rate of 3.875% per annum, with an additional amount of interest payable on each interest payment date. The additional amount is based on the amount of cash dividends paid by us on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of our common stock into which the debentures will be convertible on such record date (together, the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into our common stock, at the holder’s option. The conversion price, which was $18.58 per share at December 31, 2008, is subject to adjustment for various events, including the issuance of stock dividends.

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

Between November 2004 and April 2005, we sold $111,864 principal amount of our 5% variable interest senior convertible notes due November 15, 2011 in a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest on a quarterly basis at a rate of 5% per year with an additional amount of interest payable on the notes on each interest payment date. This additional amount is based on the amount of cash dividends actually paid by us per share on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the number of shares of our common stock into which the notes are convertible on such record date (together, the “Notes Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date is the higher of (i) the Notes Total Interest and (ii) 6 3/4% per year. The notes are convertible into our common stock, at the holder’s option. The conversion price, which was of $15.96 at December 31, 2008, is subject to adjustment for various events, including the issuance of stock dividends.

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

On July 20, 2006, we entered into a settlement with the Internal Revenue Service with respect to the Philip Morris brand transaction where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. We deferred for income tax purposes, a portion of the gain on the transaction until such time as the options were exercised. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserted that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. As part of the settlement, we agreed that $87,000 of the gain on the transaction would be recognized by us as income for tax purposes in 1999 and that the balance of the remaining gain, net of previously capitalized expenses of $900, ($192,000) will be recognized by us as income in 2009 upon exercise of the options. We paid during the third and fourth quarters of 2006 approximately $41,400, including interest, with respect to the gain recognized in 1999. As a result of the settlement, we reduced, during the third quarter of 2006, the excess portion ($11,500) of a previously established reserve in our consolidated financial statements, which resulted in a decrease in such amount in reported income tax expense in our consolidated statements of operations.

We adopted FIN 48 as of January 1, 2007. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 requires that a liability created for unrecognized deferred tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. We did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of the adoption of FIN 48 that impacted our accumulated deficit at December 31, 2006. The total amount of unrecognized tax benefits was $11,685 at January 1, 2007 and decreased $1,080 during the year ended December 31, 2007. The total amount of tax benefits that, if recognized, would impact the effective tax rate was $11,685 and $10,605 at December 31, 2006 and December 31, 2007, respectively. The total amount of unrecognized tax benefits was $10,605 at January 1, 2008 and decreased $3,102 during the year ended December 31, 2008. The total amount of tax benefits that, if recognized, would impact the effective tax rate was $7,503 and $10,605 at December 31, 2008 and December 31, 2007, respectively.

We or our subsidiaries file U.S. federal income tax returns and returns with various state and local jurisdictions. With few exceptions, we are no longer subject to state and local income tax examinations by tax authorities for years ending before 2003. In July 2006, we entered into a settlement with the IRS for taxable years ending on and before December 31, 1999. The IRS has not audited our U.S. income tax returns for years ending after December 31, 1999. We anticipate net reductions to our total unrecognized tax benefits within the next 12 months may potentially be approximately $2,300.

We continue to classify all interest and penalties as income tax expense. As of the beginning of fiscal 2007, the liability for tax-related interest and penalties amounted to approximately $2,100. At December 31, 2008 and 2007, the liability for tax-related interest and penalties amounted to approximately $2,191 and $2,810, respectively.

Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of December 31, 2008, our deferred income tax liabilities exceeded our deferred income tax assets by $92,850. The largest component of our deferred tax liabilities exists because of differences that resulted from the Philip Morris brand transaction discussed above.

Long-Term Financial Obligations and Other Commercial Commitments

Our significant long-term contractual obligations as of December 31, 2008 were as follows:

Contractual Obligations	2009	2010	2011		2012	2013	Thereafter		Total

Long-term debt(1)	$39,184	$4,395	$114,017	(8)	$4,247	$5,516	$264,000	(9)	$431,359
Operating leases(2)	4,069	2,718	2,654		2,587	999	—		13,027
Inventory purchase commitments(3)	8,658	—	—		—	—	—		8,658
Capital expenditure purchase commitments(4)	1,072	—	—		—	—	—		1,072
New Valley obligations under limited partnership agreements	112	—	—		—	—	—		112
Interest payments(5)	50,816	51,355	49,161		33,474	34,037	306,910		525,753

Total(6),(7)	$103,911	$58,468	$165,832		$40,308	$40,552	$570,910		$979,981

(1)	Long-term debt is shown before discount and assumes that only the mandatory redemption amounts will be retired on our 5% Variable Interest Senior Convertible Notes due 2011 (12.5% and 87.5% of the principal balance in 2009 and 2011, respectively) and our 3.875% Variable Interest Senior Convertible Debentures due 2026 (10% and 90% of the principal balance in 2011 and 2026, respectively). For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 7 to our consolidated financial statements.

(2)	Operating lease obligations represent estimated lease payments for facilities and equipment. The amounts presented do not include amounts scheduled to be received under non-cancelable operating subleases of $1,028 in 2009, $946 in 2010, $965 in 2011, $965 in 2012, $402 in 2013 and $0 thereafter. See Note 8 to our consolidated financial statements.

(3)	Inventory purchase commitments represent purchase commitments under our leaf inventory management program. See Note 4 to our consolidated financial statements.

(4)	Capital expenditure purchase commitments represent purchase commitments for machinery and equipment at Liggett and Vector Tobacco. See Note 5 to our consolidated financial statements.

(5)	Interest payments are based on current interest rates at December 31, 2008 and the assumption our current policy of a cash dividend of $0.40 per quarter and an annual 5% stock dividend will continue. In addition, interest payments have been computed assuming that only the mandatory amounts will be retired on our convertible debt as discussed in Note (1) above. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 7 to our consolidated financial statements.

(6)	Not included in the above table is approximately $92,850 of net deferred tax liabilities and $7,503 of unrecognized income tax benefits.

(7)	Because their future cash outflows are uncertain, the above table excludes our pension and postretirement benefit plans, which includes a $20,760 payment under our Supplemental Retirement Plan in 2009, contractual guarantees, and net deferred tax liabilities of $92,850.

(8)	We may be required to redeem up to approximately $97,881 of this amount in 2009 in accordance with the terms of our 5% Variable Interest Senior Convertible Notes due 2011.

(9)	We may be required to redeem $99,000 of this amount in 2011 in accordance with the terms of our 3.875% Variable Interest Senior Convertible Debentures due 2026.

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

Off-Balance Sheet Arrangements

We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2008, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and we believe the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2008.

At December 31, 2008, we had outstanding approximately $2,415 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.

As of December 31, 2008, New Valley has committed to fund up to $200 to a non-consolidated real estate business and up to $112 to an investment partnership in which it is an investor. We have agreed, under certain circumstances, to guarantee up to $2,000 of debt of another non-consolidated real estate business. We believe the fair value of our guarantee was negligible as of December 31, 2008.

Market Risk

We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.

As of December 31, 2008, approximately $36,124 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of December 31, 2008, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $361.

In addition, as of December 31, 2008, approximately $98,306 ($221,864 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. Included in the difference between the stated value of the debt and carrying value are embedded derivatives, which were estimated at $77,245 at December 31, 2008.

Changes to the estimated fair value of these embedded derivatives are reflected quarterly within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $2,654 with approximately $308 resulting from the embedded derivative associated with our 5% variable interest senior convertible notes due 2011 and the remaining $2,346 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $4,950 per year.

We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in yield of our debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes our future dividend payments and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of our embedded derivatives was between $75,990 and $78,544. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $77,244 as of December 31, 2008. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

We held investment securities available for sale totaling $28,518 at December 31, 2008, which includes 13,888,889 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $10,000, and 5,057,110 shares of Opko Health, Inc., which were carried at $8,193. In March 2008, we acquired 2,800,000 shares of Opko in a private placement. These shares have not been registered for resale but are expected to be freely tradable within one year. In 2008, we acquired 2,259,796 shares of Cardo Medical, Inc. for $500. The shares were carried at $3,277 as of December 31, 2008. These shares have not been registered for resale but are expected to be freely tradable within one year. See Note 3 to our consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.

New Valley also holds long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities. We recorded a loss of $21,900 in 2008 due to the performance of three of our long-term investments in various investment funds in 2008. During 2008, one of our long-term investments was impaired due to a portion of its underlying assets being held in an account with the European subsidiary of Lehman Brothers Holdings Inc. while our other long-term investments were impaired as a result of the funds’ performances in 2008.

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

In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which addresses the application of SFAS 157 for illiquid financial instruments. FSP SFAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.

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

In August 1996, the FDA published in the Federal Register a Final rule classifying tobacco as a “drug” or “medical device”, asserting jurisdiction over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rule. In March 2000, the United States Supreme Court ruled that the FDA does not have the power to regulate tobacco. Liggett supported the FDA rule and began to phase in compliance with certain of the proposed FDA regulations. Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers. Congressional advocates of FDA regulation have introduced legislation that would give the FDA authority to regulate the manufacture, sale, distribution and labeling of tobacco products, thereby allowing the FDA to reinstate its prior regulations or adopt new or additional regulations. In October 2004, the Senate passed a bill, which did not become law, providing for FDA regulation of tobacco products. A substantially similar bill was reintroduced in Congress in February 2007. This legislation was approved in August 2007, by the Senate Committee on Health, Education, Labor and Pensions, but was not taken up by the full Senate prior to adjournment. Companion legislation was approved by the House Committee on Energy and Commerce in April 2008 and was passed by the full House of Representatives in July 2008. The House legislation includes a provision granting certain phase-in exemptions for small manufacturers, which would not be applicable to us. While we do not know whether FDA regulation over tobacco products will be approved by this Congress and signed into law, we expect such legislation will be introduced, and considered, in this Congress. FDA regulation of tobacco products could have a material adverse effect on us.

Liggett and Vector Tobacco provide ingredient information annually, as required by law, to the states of Massachusetts, Texas and Minnesota. Several other states are considering ingredient disclosure legislation, and the proposed legislation under consideration by Congress providing for FDA regulation also calls for, among other things, ingredient disclosure.

In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10,140,000 over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Management currently estimates that Liggett’s and Vector Tobacco’s assessment will be approximately $23,500 for the fifth year of the program which began January 1, 2009. The relative cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, that they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.

Cigarettes are subject to substantial and increasing federal, state and local excise taxes. In February 2009, Federal legislation to reauthorize the State Children’s Health Insurance Program (SCHIP), which includes funding provisions that increase the federal cigarette excise tax from $0.39 to $1.01 per pack, was enacted, effective April 1, 2009. State excise taxes vary considerably and, when combined with sales taxes, local taxes and the federal excise tax, may exceed $4.00 per pack. In 2008, seven states and the District of Colombia enacted increases in excise taxes and various states and other jurisdictions are considering, or have pending, legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had, and will continue to have, an adverse effect on sales of cigarettes.

Over the last several years a majority of states have enacted virtually identical legislation requiring cigarettes to meet a laboratory test standard for reduced ignition propensity. Cigarettes that meet this standard are referred to as “fire standards compliant” or “FSC,” and are sometimes commonly called “self-extinguishing.” Effective January 1, 2009, substantially all of the cigarettes that Liggett and Vector Tobacco manufacture are fire standards compliant. Compliance with such legislation could be burdensome and costly and could harm the business of Liggett and Vector Tobacco, particularly if there were to be varying standards from state to state.

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

In November 2008, the Federal Trade Commission rescinded guidance it issued in 1966 that generally permitted statements concerning cigarette “tar” and nicotine yields if they were based on the Cambridge Filter Method, sometimes called the FTC method. In its rescission notice, the FTC also indicated that advertisers should no longer use terms suggesting the FTC’s endorsement or approval of any specific test method, including terms such as “per FTC Method” or other phrases that state or imply FTC endorsement or approval of the Cambridge Filter Method or other machine-based methods for measuring cigarette “tar” or nicotine yields. Also in its rescission notice, the FTC indicated that cigarette descriptors such as “light” and “ultra light” have not been defined by the FTC, nor has the FTC provided any guidance or authorization for their use. The FTC indicated that to the extent descriptors are used in a manner that convey an overall impression that is false, misleading, or unsubstantiated, such use could be actionable. The FTC further indicated that companies must ensure that any continued use of descriptors does not convey an erroneous or unsubstantiated message that a particular cigarette presents a reduced risk of harm or is otherwise likely to mislead consumers. The impact of the rescission of the FTC guidance is currently being evaluated by us, but in response to the FTC’s action, we have removed all reference to “tar” and nicotine testing from our point-of-sale advertising. To the extent descriptors are no longer used to market or promote our cigarettes, this may have a material adverse effect on us.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains “forward-looking statements” within the meaning of the federal securities law. Forward-looking statements include information relating to our intent, belief or current expectations, primarily with respect to, but not limited to:

•	economic outlook,

•	capital expenditures,

•	cost reduction,

•	new legislation,

•	cash flows,

•	operating performance,

•	litigation,

•	impairment charges and cost saving associated with restructurings of our tobacco operations, and

•	related industry developments (including trends affecting our business, financial condition and results of operations).

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

The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:

•	general economic and market conditions and any changes therein, due to acts of war and terrorism or otherwise,

•	impact of current crises in capital and credit markets, including any continued worsening,

•	governmental regulations and policies,

•	effects of industry competition,

•	impact of business combinations, including acquisitions and divestitures, both internally for us and externally in the tobacco industry,

•	impact of restructurings on our tobacco business and our ability to achieve any increases in profitability estimated to occur as a result of these restructurings,

•	impact of new legislation on our competitors’ payment obligations, results of operations and product costs, i.e. the impact of recent federal legislation eliminating the federal tobacco quota system,

•	impact of substantial increases in federal, state and local excise taxes,

•	uncertainty related to litigation and potential additional payment obligations for us under the Master Settlement Agreement and other settlement agreements with the states, and

•	risks inherent in our new product development initiatives.

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

Our Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 2, 2009, are set forth beginning on page F-1 of this report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which is included herein.

Material Changes in Internal Control

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, and incorporated herein by reference.

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

(a)(1) INDEX TO 2008 CONSOLIDATED FINANCIAL STATEMENTS:

Our consolidated financial statements and the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 2, 2009, appear beginning on page F-1 of this report.

(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts	Page F-75

(a)(3) EXHIBITS

(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

INDEX OF EXHIBITS

Exhibit
No.	Description

* 3.1	Amended and Restated Certificate of Incorporation of Vector Group Ltd. (formerly known as Brooke Group Ltd.) (“Vector”) (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended September 30, 1999).
* 3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector (incorporated by reference to Exhibit 3.1 in Vector’s Form 8-K dated May 24, 2000).
* 3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended June 30, 2007).
* 3.4	Amended and restated By-Laws of Vector Group Ltd. (incorporated by reference to Exhibit 3.4 in Vector’s Form 8-K dated October 19, 2007).
* 4.1	Amended and Restated Loan and Security Agreement dated as of April 14, 2004, by and between Wachovia Bank, N.A., as lender, Liggett Group Inc., as borrower, 100 Maple LLC and Epic Holdings Inc. (the “Wachovia Loan Agreement”) (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated April 14, 2004).
* 4.2	Amendment, dated as of December 13, 2005, to the Wachovia Loan Agreement (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated December 13, 2005).
* 4.4	Amendment, dated as of January 31, 2007, to the Wachovia Loan Agreement (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated February 2, 2007).
* 4.5	Amendment, dated as of August 10, 2007, to the Wachovia Loan Agreement (incorporated by reference to Exhibit 4.6 in Vector’s Form 8-K dated August 16, 2007).
* 4.6	Amendment, dated as of August 16, 2007, to the Wachovia Loan Agreement (incorporated by reference to Exhibit 4.7 in Vector’s Form 8-K dated August 16, 2007).
* 4.7	Intercreditor Agreement, dated as of August 16, 2007, between Wachovia Bank, N.A., as ABL Lender, U.S. Bank National Association, as Collateral Agent, Liggett Group LLC, as Borrower, and 100 Maple LLC, as Loan Party (incorporated by reference to Exhibit 99.1 in Vector’s Form 8-K dated August 16, 2007).
* 4.8	Indenture, dated as of November 18, 2004, between Vector and Wells Fargo Bank, N.A., as Trustee, relating to the 5% Variable Interest Senior Convertible Notes due 2011, including the form of Note (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 18, 2004).
* 4.9	Indenture, dated as of April 13, 2005, by and between Vector and Wells Fargo Bank, N.A., relating to the 5% Variable Interest Senior Convertible Notes due 2011 including the form of Note (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated April 14, 2005).
* 4.10	Indenture, dated as of July 12, 2006, by and between Vector and Wells Fargo Bank, N.A., relating to the 3 7/8% Variable Interest Senior Convertible Debentures due 2026 (the “3 7/8% Debentures”), including the form of the 3 7/8% Debenture (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated July 11, 2006).
* 4.11	Indenture, dated as of August 16, 2007, between Vector Group Ltd., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 11% Senior Secured Notes due 2015, including the form of Note (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated August 16, 2007).
* 4.12	First Supplemental Indenture dated as of July 15, 2008 to the Indenture dated August 16, 2007 between Vector Group Ltd., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated July 15, 2008).
* 4.13	Pledge Agreement, dated as of August 16, 2007, between VGR Holding LLC, as Grantor, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated August 16, 2007).

Exhibit
No.	Description

* 4.14	Security Agreement, dated as of August 16, 2007, between Vector Tobacco Inc., as Grantor, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.3 in Vector’s Form 8-K dated August 16, 2007).
* 4.15	Security Agreement, dated as of August 16, 2007, between Liggett Group LLC and 100 Maple LLC, as Grantors, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.4 in Vector’s Form 8-K dated August 16, 2007).
* 4.16	Registration Rights Agreement, dated as of August 16, 2007, between Vector Group Ltd., the subsidiary guarantors named therein and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.5 in Vector’s Form 8-K dated August 16, 2007).
* 10.1	Corporate Services Agreement, dated as of June 29, 1990, between Vector and Liggett (incorporated by reference to Exhibit 10.10 in Liggett’s Registration Statement on Form S-1, No. 33-47482).
* 10.2	Services Agreement, dated as of February 26, 1991, between Brooke Management Inc. (“BMI”) and Liggett (the “Liggett Services Agreement”) (incorporated by reference to Exhibit 10.5 in VGR Holding’s Registration Statement on Form S-1, No. 33-93576).
* 10.3	First Amendment to Liggett Services Agreement, dated as of November 30, 1993, between Liggett and BMI (incorporated by reference to Exhibit 10.6 in VGR Holding’s Registration Statement on Form S-1, No. 33-93576).
* 10.4	Second Amendment to Liggett Services Agreement, dated as of October 1, 1995, between BMI, Vector and Liggett (incorporated by reference to Exhibit 10(c) in Vector’s Form 10-Q for the quarter ended September 30, 1995).
* 10.5	Third Amendment to Liggett Services Agreement, dated as of March 31, 2001, by and between Vector and Liggett (incorporated by reference to Exhibit 10.5 in Vector’s Form 10-K for the year ended December 31, 2003).
* 10.6	Corporate Services Agreement, dated January 1, 1992, between VGR Holding and Liggett (incorporated by reference to Exhibit 10.13 in Liggett’s Registration Statement on Form S-1, No. 33-47482).
* 10.7	Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts, and State of Louisiana, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 15 in the Schedule 13D filed by Vector on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).
* 10.8	Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in Vector’s Form 10-Q for the quarter ended March 31, 1997).
* 10.9	Settlement Agreement, dated March 12, 1998, by and among the States listed in Appendix A thereto, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.35 in Vector’s Form 10-K for the year ended December 31, 1997).
* 10.10	Master Settlement Agreement made by the Settling States and Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.’s Form 8-K dated November 25, 1998, Commission File No. 1-8940).
* 10.11	General Liggett Replacement Agreement, dated as of November 23, 1998, entered into by each of the Settling States under the Master Settlement Agreement, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.34 in Vector’s Form 10-K for the year ended December 31, 1998).
* 10.12	Stipulation and Agreed Order regarding Stay of Execution Pending Review and Related Matters, dated May 7, 2001, entered into by Philip Morris Incorporated, Lorillard Tobacco Co., Liggett Group Inc. and Brooke Group Holding Inc. and the class counsel in Engel, et. al., v. R.J. Reynolds Tobacco Co., et. al. (incorporated by reference to Exhibit 99.2 in Philip Morris Companies Inc.’s Form 8-K dated May 7, 2001).
* 10.13	Amended and Restated Employment Agreement (“LeBow Employment Agreement), dated as of September 27, 2005, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated September 27, 2005).
* 10.14	Amendment dated January 27, 2006 to LeBow Employment Agreement (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated January 27, 2006).

Exhibit
No.	Description

* 10.15	Amended and Restated Employment Agreement dated as of January 27, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 27, 2006).
* 10.16	Employment Agreement, dated as of January 27, 2006, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated January 27, 2006).
* 10.17	Amended and Restated Employment Agreement, dated as of January 27, 2006, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated January 27, 2006).
* 10.18	Employment Agreement, dated as of November 11, 2005, between Liggett Group Inc. and Ronald J. Bernstein (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 11, 2005).
* 10.19	Employment Agreement, dated as of January 27, 2006, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated January 27, 2006).
* 10.20	Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Appendix A in Vector’s Proxy Statement dated April 21, 2004).
* 10.21	Stock Option Agreement, dated November 4, 1999, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.59 in Vector’s Form 10-K for the year ended December 31, 1999).
* 10.22	Stock Option Agreement, dated November 4, 1999, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.60 in Vector’s Form 10-K for the year ended December 31, 1999).
* 10.23	Stock Option Agreement, dated November 4, 1999, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.61 in Vector’s Form 10-K for the year ended December 31, 1999).
* 10.24	Stock Option Agreement, dated November 4, 1999, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.63 in Vector’s Form 10-K for the year ended December 31, 1999).
* 10.25	Stock Option Agreement, dated January 22, 2001, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.2 in Vector’s Form 10-Q for the quarter ended March 31, 2001).
* 10.26	Restricted Share Award Agreement, dated as of September 27, 2005, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated September 27, 2005).
* 10.27	Restricted Share Award Agreement, dated as of November 11, 2005, between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated November 11, 2005).
* 10.28	Option Letter Agreement, dated as of November 11, 2005 between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated November 11, 2005)..
* 10.29	Restricted Share Award Agreement, dated as of November 16, 2005, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 16, 2005).
* 10.30	Vector Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.7 in Vector’s Form 8-K dated January 27, 2006).
* 10.31	Vector Supplemental Retirement Plan (as amended and restated April 24, 2008) (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended June 30, 2008).
* 10.32	Closing Agreement on Final Determination Covering Specific Matters between Vector and the Commissioner of Internal Revenue of the United States of America dated July 20, 2006 (incorporated by reference to Exhibit 10.3 in Vector’s Form 10-Q for the quarter ended September 30, 2006).
* 10.33	Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC) dated December 17, 2002 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 8-K dated December 13, 2002).
* 10.34	First Amendment to Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC), dated as of March 14, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended March 31, 2003).
* 10.35	Second Amendment to Operating Agreement of Douglas Elliman Realty, LLC, dated as of May 19, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended June 30, 2003).

Exhibit
No.	Description

* 10.37	Note and Equity Purchase Agreement, dated as of March 14, 2003 (the “Note and Equity Purchase Agreement”), by and between Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC), New Valley Real Estate Corporation and The Prudential Real Estate Financial Services of America, Inc., including form of 12% Subordinated Note due March 14, 2013 (incorporated by reference to Exhibit 10.2 in New Valley’s Form 10-Q for the quarter ended March 31, 2003).
* 10.38	Amendment to the Note and Equity Purchase Agreement, dated as of April 14, 2003 (incorporated by reference to Exhibit 10.3 in New Valley’s Form 10-Q for the quarter ended March 31, 2003).
* 10.39	Stipulation for Entry of Judgment dated March 14, 2007 between New Valley Corporation and the United States of America (incorporated by reference to Exhibit 10.2 in Vector’s Form 10-Q for the quarter ended March 31, 2007).
21	Subsidiaries of Vector.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
23.3	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Material Legal Proceedings.
99.2	Liggett Group LLC’s Consolidated Financial Statements for the three years ended December 31, 2008.
99.3	Vector Tobacco Inc.’s Consolidated Financial Statements for the three years ended December 31, 2008.

*	Incorporated by reference

Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. 10.13 through 10.31.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief
Financial Officer

Date: March 2, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2009.

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

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008
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

Liggett Group LLC

The consolidated financial statements of Liggett Group LLC for the year ended December 31, 2008 are filed as Exhibit 99.2 to this report and are incorporated by reference.

Vector Tobacco Inc.

The consolidated financial statements of Vector Tobacco Inc. for the year ended December 31, 2008 are filed as Exhibit 99.3 to this report and are incorporated by reference.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders
of Vector Group Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vector Group Ltd. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1(n), Note 1(o) and Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit and other post retirement plans in 2006 and 2008, the manner in which it accounts for share-based compensation in 2006 and the manner for which it accounts for uncertain tax positions in 2007.

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

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Miami, Florida
March 2, 2009

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(Dollars in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$211,105	$238,117
Investment securities available for sale	28,518	45,875
Accounts receivable — trade	9,506	3,113
Inventories	92,581	86,825
Deferred income taxes	3,642	18,336
Other current assets	9,931	3,360

Total current assets	355,283	395,626
Property, plant and equipment, net	50,691	54,432
Mortgage receivable, net	17,704	—
Long-term investments accounted for at cost	51,118	72,971
Long-term investments accounted under the equity method	—	10,495
Investments in non-consolidated real estate businesses	50,775	35,731
Restricted assets	6,555	8,766
Deferred income taxes	45,222	26,637
Intangible asset	107,511	107,511
Prepaid pension costs	2,901	42,084
Other assets	29,952	31,036

Total assets	$717,712	$785,289

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$97,498	$20,618
Current portion of employee benefits	21,840	1,298
Accounts payable	6,104	6,980
Accrued promotional expenses	10,131	9,210
Income taxes payable, net	11,803	2,363
Accrued excise and payroll taxes payable, net	7,004	5,327
Settlement accruals	20,668	10,041
Deferred income taxes	92,507	24,019
Accrued interest	9,612	9,475
Other current liabilities	18,992	20,006

Total current liabilities	296,159	109,337
Notes payable, long-term debt and other obligations, less current portion	210,301	277,178
Fair value of derivatives embedded within convertible debt	77,245	101,582
Non-current employee benefits	34,856	40,933
Deferred income taxes	48,807	141,904
Other liabilities	16,739	13,503

Total liabilities	684,107	684,437

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 69,107,320 and 63,307,020 shares issued and 66,014,070 and 60,361,068 shares outstanding	6,601	6,036
Additional paid-in capital	65,103	89,494
Retained earnings (accumulated deficit)	—	—
Accumulated other comprehensive income (loss)	(25,242)	18,179
Less: 3,093,250 and 2,945,952 shares of common stock in treasury, at cost	(12,857)	(12,857)

Total stockholders’ equity	33,605	100,852

Total liabilities and stockholders’ equity	$717,712	$785,289

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share amounts)

Revenues*	$565,186	$555,430	$506,252
Expenses:
Cost of goods sold	335,299	337,079	315,163
Operating, selling, administrative and general expenses	94,583	92,967	90,833
Gain on sale of assets	—	—	(2,210)
Restructuring and impairment charges	—	(120)	1,437

Operating income	135,304	125,504	101,029
Other income (expenses):
Interest and dividend income	5,864	9,897	9,000
Interest expense	(62,335)	(45,762)	(37,776)
Changes in fair value of derivatives embedded within convertible debt	24,337	(6,109)	112
Loss on extinguishment of debt	—	—	(16,166)
Gain on investments, net	—	—	3,019
Provision for loss on investments	(32,400)	(1,216)	—
Gain from conversion of LTS notes	—	8,121	—
Equity income from non-consolidated real estate businesses	24,399	16,243	9,086
Income from lawsuit settlement	—	20,000	—
Other, net	(597)	(75)	176

Income before provision for income taxes	94,572	126,603	68,480
Income tax expense	(34,068)	(52,800)	(25,768)

Net income	$60,504	$73,803	$42,712

Per basic common share:
Net income applicable to common shares	$0.90	$1.10	$0.66

Per diluted common share:
Net income applicable to common shares	$0.80	$1.07	$0.65

Cash distributions declared per share	$1.54	$1.47	$1.40

*	Revenues and cost of goods sold include federal excise taxes of $168,170, $176,269 and $174,339 for the years ended December 31, 2008, 2007 and 2006, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional			Other
	Common Stock		Paid-In	Unearned		Comprehensive	Treasury
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Stock	Total
	(Dollars in thousands)

Balance, January 1, 2006	49,849,735	4,985	133,325	(11,681)	(70,633)	(10,610)	(16,320)	29,066
Net income	—	—	—	—	42,712	—	—	42,712
Pension related minimum liability adjustments, net of taxes	—	—	—	—		9,461	—	9,461
Forward contract adjustments, net of taxes	—	—	—	—	—	254	—	254
Unrealized gain on long-term investments accounted for under the equity method, net of taxes	—	—	—	—	—	173	—	173

Unrealized gain on investment securities, net of taxes	—	—	—	—	—	4,772	—	4,772

Total other comprehensive income	—	—	—	—	—	—	—	14,660

Total comprehensive income	—		—	—	—		—	57,372

Adoption of SFAS No. 158	—	—	—	—	—	(6,637)	—	(6,637)
Reclassifications in accordance with SFAS No. 123(R)	—	—	(11,681)	11,681	—	—	—	—
Distributions on common stock	—	—	(92,359)	—	—	—	—	(92,359)
Effect of stock dividend	2,708,295	271	—	—	(271)	—	—	—
Exercise of options, net of 41,566 shares delivered to pay exercise price	273,239	27	3,241	—	—	—	(697)	2,571
Amortization of deferred compensation	—	—	3,926	—	—	—	—	3,926
Note conversion	4,200,000	420	79,522	—	—	—	4,263	84,205
Beneficial conversion feature of convertible debt, net of taxes	—	—	16,833	—	—	—	—	16,833

Balance, December 31, 2006	57,031,269	5,703	132,807	—	(28,192)	(2,587)	(12,754)	94,977
Net income	—	—	—	—	73,803	—	—	73,803
Change in net loss and prior service cost, net of taxes	—	—	—	—	—	11,545	—	11,545
Forward contract adjustments, net of taxes	—	—	—	—	—	28	—	28
Unrealized gain on long-term investments accounted for under the equity method, net of taxes	—	—	—	—	—	226	—	226
Unrealized gain on investment securities, net of taxes	—	—	—	—	—	8,967	—	8,967

Total other comprehensive income	—	—	—	—	—	—	—	20,766

Total comprehensive income	—	—	—	—	—	—		94,569

Distributions and dividends on common stock	—	—	(54,054)	—	(45,324)	—		(99,378)
Effect of stock dividend	2,870,589	287	—	—	(287)	—	—	—
Restricted stock grants	40,000	4	(4)	—	—	—	—	—
Tax benefit of options exercised	—	—	2,055	—	—	—	—	2,055
Exercise of options, net of 7,627 shares delivered to pay exercise price	419,210	42	5,161	—	—	—	(103)	5,100
Amortization of deferred compensation	—	—	3,529	—	—	—	—	3,529

Balance, December 31, 2007	60,361,068	6,036	89,494	—	—	18,179	(12,857)	100,852
Net income	—	—	—	—	60,504	—	—	60,504
Change in net loss and prior service cost, net of taxes	—	—	—	—	—	(30,989)	—	(30,989)
Forward contract adjustments, net of taxes	—	—	—	—	—	35	—	35
Unrealized gain on long-term investments accounted for under the equity method, net of taxes	—	—	—	—	—	(399)	—	(399)
Unrealized gain on investment securities, net of taxes	—	—	—	—	—	(12,263)	—	(12,263)

Total other comprehensive income	—	—	—	—	—	—	—	(43,616)

Total comprehensive income	—	—	—	—	—	—		16,888

Adoption of SFAS No. 158 measurement date	—	—	—	—	(509)	195	—	(314)
Distributions and dividends on common stock	—	—	(46,081)	—	(59,681)	—		(105,762)
Effect of stock dividend	3,142,760	314	—	—	(314)	—	—	—
Tax benefit of options exercised	—	—	18,304	—	—	—	—	18,304
Exercise of options, net of 1,375,895 shares delivered to pay exercise price	2,510,242	251	(164)	—	—	—	—	87
Amortization of deferred compensation	—	—	3,550	—	—	—	—	3,550

Balance, December 31, 2008	66,014,070	$6,601	$65,103	$—	$—	$(25,242)	$(12,857)	$33,605

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share amounts)

Cash flows from operating activities:
Net income	$60,504	$73,803	$42,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,057	10,202	9,888
Non-cash stock-based expense	3,550	3,529	3,926
Non-cash portion of restructuring and impairment charges	53	(120)	1,437
Loss on extinguishment of debt	—	—	16,166
Gain on sale of investment securities available for sale	—	—	(3,019)
Gain on sale of assets	—	—	(2,210)
Deferred income taxes	432	44,656	(10,379)
Gain from conversion of LTS notes	—	(6,388)	—
Provision for loss on mortgage receivable	4,000	—	—
Provision for loss on non-consolidated real estate businesses	3,500	—	—
Provision for loss on long-term investments accounted for at cost	21,900	—	—
Loss on long-term investments accounted under the equity method	568	—	—
Provision for loss on marketable securities	3,000	1,216	—
Equity income in non-consolidated real estate businesses	(24,399)	(16,243)	(9,086)
Distributions from non-consolidated real estate businesses	8,462	8,878	7,311
Non-cash interest (income) expense	(11,907)	13,912	5,176
Changes in assets and liabilities:
Receivables	(6,393)	12,367	(2,766)
Inventories	(5,756)	4,474	(20,904)
Change in book overdraft.	198	(179)	759
Accounts payable and accrued liabilities	11,850	(46,960)	(2,881)
Cash payments on restructuring liabilities	(154)	(884)	(1,284)
Other assets and liabilities, net	11,800	6,935	11,169

Net cash provided by operating activities	91,265	109,198	46,015

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share amounts)

Cash flows from investing activities:
Proceeds from sale of businesses and assets	452	917	1,486
Proceeds from sale or maturity of investment securities	—	—	30,407
Purchase of investment securities	(6,411)	(6,571)	(19,706)
Proceeds from sale or liquidation of long-term investments	8,334	71	326
Purchase of long-term investments	(51)	(40,091)	(35,345)
Purchase of mortgage receivable	(21,704)	—	—
Purchase of Castle Brands and other minority equity interests	(4,250)	—	—
Increase in restricted assets	(411)	(492)	(1,527)
Investments in non-consolidated real estate businesses	(22,000)	(750)	(9,850)
Distributions from non-consolidated real estate businesses	19,393	1,000	—
Capital expenditures	(6,309)	(5,189)	(9,558)
Increase in cash surrender value of life insurance policies	(938)	(838)	(898)

Net cash used in investing activities	(33,895)	(51,943)	(44,665)

Cash flows from financing activities:
Proceeds from issuance of debt	2,831	174,576	118,146
Repayments of debt	(6,329)	(41,200)	(72,925)
Deferred financing charges	(137)	(9,985)	(5,280)
Borrowings under revolver	531,251	537,746	514,739
Repayments on revolver	(526,518)	(534,950)	(502,753)
Distributions on common stock	(103,870)	(99,249)	(90,138)
Proceeds from exercise of Vector options and warrants	86	5,100	2,571
Tax benefit of options exercised	18,304	2,055	—

Net cash (used in) provided by financing activities	(84,382)	34,093	(35,640)

Net (decrease) increase in cash and cash equivalents	(27,012)	91,348	(34,290)
Cash and cash equivalents, beginning of year	238,117	146,769	181,059

Cash and cash equivalents, end of year	$211,105	$238,117	$146,769

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

     (b)  Estimates and Assumptions:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include restructuring and impairment charges, inventory valuation, deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, the estimated fair value of embedded derivative liabilities, settlement accruals, restructuring, valuation of investments, including other than temporary impairments to such investments, accounting for investments in equity securities and litigation and defense costs. Actual results could differ from those estimates.

(c)  Cash and Cash Equivalents:

For purposes of the statements of cash flows, cash includes cash on hand, cash on deposit in banks and cash equivalents, comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances, up to $250 and $500, respectively. Substantially all of the Company’s cash balances at December 31, 2008 are uninsured.

(d)  Financial Instruments:

The carrying value of cash and cash equivalents, restricted assets and short-term loans approximate their fair value.

The carrying amounts of short-term debt reported in the consolidated balance sheets approximate fair value. The fair value of long-term debt for the years ended December 31, 2008 and 2007 was estimated based on current market quotations.

As required by Statement of Financial Accounting Standards (“SFAS”) No. 133, amended by SFAS No. 138, derivatives embedded within the Company’s convertible debt are recognized on the Company’s balance sheet and are stated at estimated fair value at each reporting period. Changes in the fair value of the embedded derivatives are reflected quarterly as “Changes in fair value of derivatives embedded within convertible debt.” The estimated fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)  Investment Securities:

The Company classifies investments in debt and marketable equity securities as available for sale. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders’ equity. The cost of securities sold is determined based on average cost. Investments in marketable equity securities represent less than a 20 percent interest in the investees and the Company does not exercise significant influence over such entities.

Gains are recognized when realized in the Company’s consolidated statements of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. The Company’s policy is to review its securities on a periodic basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of the Company’s marketable securities, it is the Company’s policy to record an impairment charge with respect to such investment in the Company’s consolidated statements of operations. The Company recorded a loss related to other-than-temporary declines in the fair value of its marketable equity securities of $3,018, $1,216 for the years ended December 31, 2008 and 2007, respectively.

(f)  Significant Concentrations of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its temporary cash in money market securities (investment grade or better) with what management believes are high credit quality financial institutions.

Liggett’s customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for approximately 8.8%, 8.7% and 10.8% of Liggett’s revenues in 2008, 2007, and 2006, respectively, and accounts receivable of approximately $3,169 and $26 at December 31, 2008 and 2007, respectively. Sales to this customer were primarily in the private label discount segment. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett’s customer base. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s expectations.

(g)  Accounts Receivable:

Accounts receivable-trade are recorded at their net realizable value.

The allowance for doubtful accounts and cash discounts was $255 and $120 at December 31, 2008 and 2007, respectively.

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

The Company recorded a charge to operations for LIFO layer liquidations of $2,379 and $1,942 for the years ended December 31, 2008 and 2007, respectively, and an increase in income of $790 for LIFO layer increments for the year ended December 31, 2006.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i)  Restricted Assets:

Long-term restricted assets of $6,555 and $8,766 at December 31, 2008 and 2007, respectively, consist primarily of certificates of deposit which collateralize letters of credit and deposits on long-term debt. The certificates of deposit mature at various dates from February 2009 to June 2010.

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

New Valley accounts for its 50% interests in Douglas Elliman Realty LLC, Koa Investors LLC and 16th & K Holdings LLC, New Valley Oaktree Chelsea Eleven, LLC and, prior to the fourth quarter of 2007, accounted for its interest in Ceebraid Acquisition Corporation (“Ceebraid”) on the equity method because the entities neither meet the definition of a VIE nor is New Valley each respective entity’s primary beneficiary, as defined in FIN 46(R).

In addition, FIN 46(R) includes a scope exception for certain entities that are deemed to be “businesses” and meet certain other criteria. Entities that meet this scope exception are not subject to the accounting and disclosure rules of FIN 46(R), but are subject to the pre-existing consolidation rules under ARB No. 51, which are based on an analysis of voting rights. This scope exception applies to New Valley’s investment in Douglas Elliman Realty LLC and, as a result, under the applicable ARB No. 51 rules, the Company is not required to consolidate this business. Further, New Valley is deemed to exert significant influence over these entities.

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

Other intangible assets, included in other assets, consisting of trademarks and patent rights, are amortized using the straight-line method over 10-12 years and had a net book value of $45 and $53 at December 31, 2008 and 2007, respectively.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(n)  Pension, Postretirement and Postemployment Benefits Plans:

The cost of providing retiree pension benefits, health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group. On September 29, 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued. SFAS No. 158 requires, among other things, the recognition of the funded status of each defined benefit pension plan, retiree health care and other postretirement benefit plans and postemployment benefit plans on the balance sheet. The Company adopted SFAS No. 158 as of December 31, 2006 and, in accordance with SFAS No. 158, changed its measurement date for the funded status of the plans from September 30 to December 31 in 2008. (See Note 9.)

(o)  Stock Options:

The Company accounted for employee stock compensation plans under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure compensation cost for share-based payments at fair value. In June 2008, the Company’s former Executive Chairman delivered 1,375,895 shares of common stock in payment of the exercise price in connection with the exercise of an employee stock option for 3,878,317 shares. The Company subsequently cancelled the shares delivered.

(p)  Income Taxes:

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, on January 1, 2007. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 requires that a liability created for unrecognized deferred tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets.

The Company accounts for income taxes under the liability method and records deferred taxes for the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A valuation allowance reduces deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will not be realized. A current tax provision is recorded for income taxes currently payable.

(q)  Distributions and Dividends on Common Stock:

The Company records distributions on its common stock as dividends in its consolidated statement of stockholders’ equity to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as a

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction to additional paid-in-capital. The Company’s stock dividends are recorded as stock splits and given retroactive effect to earnings per share for all years presented.

(r)  Revenue Recognition:

Sales:  Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of any related inventory cost recoveries. Certain sales incentives, including buydowns, are classified as reductions of net sales in accordance with the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” In accordance with EITF Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, the Company’s accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues and cost of goods sold totaled $168,170, $176,269 and $174,339 for the years ended December 31, 2008, 2007 and 2006, respectively. Since the Company’s primary line of business is tobacco, the Company’s financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

Shipping and Handling Fees and Costs:   Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs, which were $4,509 in 2008, $4,717 in 2007 and $4,648 in 2006, are recorded as operating, selling, administrative and general expenses.

(s)  Advertising and Research and Development:

Advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $194, $175 and $172 for the years ended December 31, 2008, 2007 and 2006, respectively.

Research and development costs, primarily at Vector Tobacco, are expensed as incurred and included within operating, selling, administration and general expenses, and were $3,988, $4,220 and $7,750 for the years ended December 31, 2008, 2007 and 2006, respectively.

(t)  Earnings Per Share:

Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 29, 2008, September 28, 2007, and September 29, 2006, respectively. The dividends were recorded at par value of $314 in 2008, $287 in 2007, and $271 in 2006 since the Company did not have retained earnings in each of the aforementioned years. In connection with the 5% stock dividends, the Company increased the number of shares subject to outstanding stock options by 5% and reduced the exercise prices accordingly.

EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement 128”, which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. For purposes of calculating basic EPS, earnings available to common stockholders for the period are reduced by the contingent interest and the non-cash interest expense associated with the discounts created by the beneficial conversion features and embedded derivatives related to the Company’s convertible debt issued in 2004, 2005 and 2006. The convertible debt issued by the Company in 2004, 2005 and 2006, which are participating securities due to the contingent interest feature, had no impact on EPS for the years ended December 31, 2008, 2007 and 2006, as the dividends on the common stock reduced earnings available to common stockholders so there were no unallocated earnings under EITF Issue No. 03-6.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 11, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under EITF Issue No. 03-6. Effective with the adoption of SFAS No. 123(R) on January 1, 2006, the Company recognizes payments of the dividend equivalent rights ($4,865, net of taxes of $2,144, $6,475, net of taxes of $200, and $6,186, net of taxes of $227, for the years ended December 31, 2008, 2007 and 2006, respectively) on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet. As a result, in its calculation of basic EPS for the years ended December 31, 2008, 2007 and 2006, respectively, the Company has adjusted its net income for the effect of these participating securities as follows:

	2008	2007	2006

Net income	$60,504	$73,803	$42,712
Income attributable to participating securities	(2,783)	(4,817)	(2,958)

Net income available to common stockholders	$57,721	$68,986	$39,754

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

Basic and diluted EPS were calculated using the following shares for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Weighted-average shares for basic EPS	64,484,281	62,594,700	59,817,129
Plus incremental shares related to stock options and warrants	717,217	1,748,850	1,573,502
Plus incremental shares related to convertible debt	5,923,533	—	—

Weighted-average shares for diluted EPS	71,125,031	64,343,550	61,390,631

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the years ended December 31, 2008, 2007 and 2006 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2008	2007	2006

Number of stock options	514,735	174,650	548,905

Weighted-average exercise price	$19.22	$26.23	$19.11

Weighted-average shares of non- vested restricted stock	66,610	N/A	676,144

Weighted-average expense per share	$17.63	N/A	$16.99

Weighted-average number of shares
issuable upon conversion of debt	7,009,023	12,932,556	13,559,513

Weighted-average conversion price	$15.96	$17.16	$17.21

Diluted EPS are calculated by dividing income by the weighted average common shares outstanding plus dilutive common stock equivalents. The Company’s convertible debt was anti-dilutive in 2007 and 2006. As a result of the dilutive nature in 2008 of the Company’s 3.875% convertible subordinated notes due 2026, the Company adjusted its net income for the effect of these convertible securities for purposes of calculating diluted EPS as follows:

	Year Ended December 31,
	2008	2007	2006

Net income	$60,504	$73,803	$42,712
Income attributable to 3.875% variable interest senior convertible debentures due 2026	(962)	—	—
Income attributable to participating securities	(2,738)	(4,817)	(2,958)

Net income for diluted EPS	$56,804	$68,986	$39,754

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(u) Comprehensive Income:

Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward contracts and minimum pension liability adjustments. Total comprehensive income for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31,
	2008	2007	2006

Net income	$60,504	$73,803	$42,712
Net unrealized gains on investment securities available for sale:
Change in net unrealized (losses) gains, net of income taxes	(14,047)	8,248	6,556
Net unrealized losses reclassified into net income, net of income taxes	1,784	719	(1,784)

Net unrealized (losses) gains on investment securities available for sale, net of income taxes	(12,263)	8,967	4,772

Change in net unrealized (losses) gains, net of income taxes	(674)	226	173
Net unrealized losses (gains) reclassified into net income, net of income taxes	275	—	—

Net unrealized (losses) gains on long-term investments accounted for under the equity method	(399)	226	173
Net change in forward contracts	35	28	254
Net change in pension — related amounts, net of income taxes	(30,989)	11,545	9,461

Comprehensive income	$16,888	$94,569	$57,372

The components of accumulated other comprehensive (loss) income, net of taxes, were as follows as of December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007

Net unrealized gains on investment securities available for sale, net of income taxes of $1,456 and $9,943, respectively	$2,104	$14,367
Net unrealized gains on long-term investments accounted for under the equity method, net of income taxes of $0 and $276, respectively	—	399
Forward contracts adjustment, net of income taxes of $195 and $219, respectively	(282)	(317)
Pension — related amounts, net of income taxes of $17,408 and $2,452, respectively	(27,064)	3,730

Accumulated other comprehensive (loss) income	$(25,242)	$18,179

(v)  Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt,

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of the Company’s embedded derivatives was between $75,990 and $78,544. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $77,244 as of December 31, 2008. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 7.)

(w)  Capital and Credit Market Crisis:

As the capital and credit market crisis has worsened, the Company has performed additional assessments to determine the impact, if any, of recent market developments, on the Company’s consolidated financial statements. The Company’s additional assessments have included a review of access to liquidity in the capital and credit markets, counterparty creditworthiness, value of the Company’s investments (including long-term investments, mortgage receivable and employee benefit plans) and macroeconomic conditions. The recent unprecedented volatility in capital and credit markets may create additional risks in the upcoming months and possibly years and the Company will continue to perform additional assessments to determine the impact, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.

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

(x)  Contingencies:

The Company records Liggett’s product liability legal expenses and other litigation costs as operating, selling, general and administrative expenses as those costs are incurred. As discussed in Note 12, legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett.

The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending tobacco-related litigation or the costs of defending such cases, and, except in the case of one claim currently pending against the Company, the Company has not provided any amounts in its consolidated financial statements for unfavorable outcomes, if any. Litigation is subject to many uncertainties, and it is possible that the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.

(y)  New Accounting Pronouncements:

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which addresses the application of SFAS 157 for illiquid financial instruments. FSP SFAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.

2.  RESTRUCTURINGS

Vector Research 2006 Restructuring.  In November 2006, the Company’s Board of Directors determined to discontinue the genetics operation of its subsidiary, Vector Research, and, not to pursue, FDA approval of QUEST as a smoking cessation aide, due to the projected significant additional time and expense involved in seeking such approval. In connection with this decision, Vector Research eliminated 12 full-time positions effective December 31, 2006.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the combined pre-tax restructuring charges relating to the 2006 Vector Research Ltd. restructurings for the years ended December 31, 2008, 2007 and 2006, respectively, were as follows:

	Employee	Non-Cash	Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Balance, January 1, 2006	$—	$—	$—	$—
Restructuring charges	484	1,842	338	2,664
Utilized	—	(1,842)	—	(1,842)

Balance, December 31, 2006	$484	$—	$338	$822
Change in estimate	(71)	—	8	(63)
Utilized	(343)	—	(346)	(689)

Balance, December 31, 2007	$70	$—	$—	$70
Change in estimate	(14)	—	—	(14)
Utilized	(56)	—	—	(56)

Balance, December 31, 2008	$—	$—	$—	$—

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the combined pre-tax restructuring charges relating to the 2004 Liggett Vector Brands restructurings for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Employee	Non-Cash	Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Balance, January 1, 2006	$713	$—	$1,403	$2,116
Change in estimate	(103)	—	(25)	(128)
Utilized	(610)	—	(528)	(1,138)

Balance, December 31, 2006	$—	$—	$850	$850
Change in estimate	—	—	(57)	(57)
Utilized	—	—	(195)	(195)

Balance, December 31, 2007	$—	$—	$598	$598
Change in estimate	—	—	(39)	(39)
Utilized	—	—	(98)	(98)

Balance, December 31, 2008	$—	$—	$461	$461

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of taxes and minority interests. For the year ended December 31, 2006, net realized gains were $3,019. The Company recorded a loss related to other-than-temporary declines in the fair value of its marketable equity securities of $3,018 and $1,216 for the years ended December 31, 2008 and 2007, respectively. (See Note 1.)

The components of investment securities available for sale at December 31, 2008 and 2007 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

2008
Marketable equity securities	$24,958	$5,024	$(1,464)	$28,518

2007
Marketable equity securities	$21,565	$24,374	$(64)	$45,875

Investment securities available for sale as of December 31, 2008 and December 31, 2007 include New Valley’s 13,888,889 shares, respectively, of Ladenburg Thalmann Financial Services Inc. (“LTS”) common stock, which were carried at $10,000 and $29,444, respectively (see Note 17). Investment securities available for sale as of December 31, 2008 and 2007 also include 5,057,110 and 2,257,110 shares, respectively, of Opko Health Inc. (“Opko”) common stock, which were carried at $8,193 and $6,433, respectively. In February 2008, the Company purchased an additional 2,800,000 shares of Opko in a private placement for $5,040. These shares have not been registered for resale but are expected to be freely tradable within one year. In 2008, the Company acquired 2,259,796 shares of Cardo Medical, Inc. for $500. The shares were carried at $3,277 as of December 31, 2008. These shares have not been registered for resale but are expected to be freely tradable within one year.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVENTORIES

Inventories consist of:

	December 31,	December 31,
	2008	2007

Leaf tobacco	$48,880	$41,502
Other raw materials	5,128	4,847
Work-in-process	314	710
Finished goods	46,202	45,331

Inventories at current cost	100,524	92,390
LIFO adjustments	(7,943)	(5,565)

	$92,581	$86,825

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At December 31, 2008, Liggett had leaf tobacco purchase commitments of approximately $8,658. During 2007 the Company entered into a single source supply agreement for fire safe cigarette paper through 2012.

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

The Company capitalizes the incremental prepaid cost of the Master Settlement Agreement in ending inventory.

LIFO inventories represent approximately 95% of total inventories at December 31, 2008 and 2007, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	December 31,	December 31,
	2008	2007

Land and improvements	$1,418	$1,418
Buildings	13,575	13,575
Machinery and equipment	105,645	103,416
Leasehold improvements	2,269	2,209
Construction-in-progress	730	1,151

	123,637	121,769
Less accumulated depreciation	(72,946)	(67,337)

	$50,691	$54,432

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $10,057, $10,202, and $9,888, respectively. Future machinery and equipment purchase commitments at Liggett were $1,072 and $3,657 at December 31, 2008 and 2007, respectively.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

6.	LONG-TERM INVESTMENTS

Long-term investments consist of investments in the following:

	December 31,		December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Investment partnerships accounted for at cost	$51,118	$54,997	$72,971	$89,007
Investments accounted for on the equity method	$—	$—	$10,495	$10,495

The principal business of these investment partnerships is investing in investment securities and real estate. The estimated fair value of the investment partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. New Valley is an investor in real estate partnerships where it has committed to make additional investments of up to an aggregate of $112 at December 31, 2008. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

In August 2006, the Company invested $25,000 in Icahn Partners, LP, a privately managed investment partnership, of which Carl Icahn is the portfolio manager and the controlling person of the general partner, and manager of the partnership. In September 2007, the Company invested an additional $25,000 in Icahn Partners, LP. Based on information available in public filings, the Company believes affiliates of Mr. Icahn are the beneficial owners of approximately 19.4% of Vector’s common stock at December 31, 2008.

The Company’s investments constituted less than 3% of the invested funds in each of the other partnerships at December 31, 2008 and 2007 and, in accordance with EITF Topic No. D-46, “Accounting for Limited Partnership Investments”, the Company has accounted for such investments using the cost method of accounting.

On November 1, 2006, the Company invested $10,000 in Jefferies Buckeye Fund, LLC (“Buckeye Fund”), a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. The Company believes affiliates of Jefferies Asset Management, LLC beneficially owned approximately 5.3% of Vector’s common stock as of December 31, 2008. The Company’s investment in the Buckeye Fund represented approximately 13.4% of the amounts invested in the Buckeye Fund at December 31, 2007. In accordance with EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies”, the Company accounted for its investment in Buckeye Fund using the equity method of accounting and carried its investment in the Buckeye Fund at $10,495 and $10,230 as of December 31, 2007 and 2006, respectively. The amounts include $675 ($399 net of income taxes) and $292 ($173 net of income taxes) of unrealized gains on investment securities at December 31, 2007 and 2006, respectively. The Company recorded a loss of $118 and $62 associated with the Buckeye Fund for the years ended December 31, 2007 and 2006, respectively.

In April 2008, the Company elected to withdraw its investment in the Buckeye Fund. The Company recorded a loss of $567 during the first quarter of 2008 associated with the Buckeye Fund’s performance, which has been included as “Other expense” on the Company’s consolidated statement of operations. The Company received

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeds of $8,328 in May 2008 and received an additional $900 of proceeds in the first quarter of 2009, which has been included in “Other current assets” on the Company’s consolidated balance sheet.

We recorded a loss of $21,900 in 2008 due to the performance of three of our long-term investments in various investment funds in 2008. During 2008, one of our long-term investments was impaired due to a portion of its underlying assets being held in an account with the European subsidiary of Lehman Brothers Holdings Inc. while our other long-term investments were impaired as a result of the funds’ performances in 2008. The Company determined that an other-than-temporary impairment had occurred during 2008 as a result of its quarterly evaluation of long-term investments. If it is determined that an other-than-temporary decline in fair value exists in long-term investments, the Company records an impairment charge with respect to such investment in its consolidated statements of operations.

The long-term investments are carried on the consolidated balance sheet at cost. The fair value determination disclosed above would be classified as Level 3 under the SFAS 157 hierarchy disclosed in Note 15 if such assets were recorded on the consolidated balance sheet at fair value. The fair values were determined based on unobservable inputs and were based on company assumptions, and information obtained from the partnerships based on the indicated market values of the underlying assets of the investment portfolio.

The changes in the fair value of these investments as of December 31, 2008 were as follows:

	Investment	Investment
	Partnerships	Partnerships
	Accounted for at	Accounted for on
	Cost	the Equity Method

Balance as of January 1, 2008	$89,007	$10,495
Contributions (distributions)	47	(8,328)
Receivable classified as “Other currents assets”	—	(925)
Unrealized loss on long-term investments	(12,157)	(675)
Other than temporary impairment on long-term investments	(21,900)	—
Realized loss on long-term investments	—	(567)

Balance as of December 31, 2008	$54,997	$—

Because the capital and credit market crisis has continued to worsen, the Company will continue to perform additional assessments to determine the impact, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.

In the future, the Company may invest in other investments, including limited partnerships, real estate investments, equity securities, debt securities, derivatives and certificates of deposit, depending on risk factors and potential rates of return.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	December 31,	December 31,
	2008	2007

Vector:
11% Senior Secured Notes due 2015	$165,000	$165,000
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $83,993 and $84,299*	26,007	25,701
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $39,565 and $48,027*	72,299	63,837
Liggett:
Revolving credit facility	19,515	14,782
Term loan under credit facility	7,290	7,822
Equipment loans	8,307	9,660
V.T. Aviation:
Note payable	5,266	6,470
VGR Aviation:
Note payable	4,053	4,370
Other	62	154

Total notes payable, long-term debt and other obligations	307,799	297,796
Less:
Current maturities	(97,498)	(20,618)

Amount due after one year	$210,301	$277,178

*	The fair value of the derivatives embedded within the 3.875% Variable Interest Senior Convertible Debentures ($51,829 and $67,911 at December 31, 2008 and December 31, 2007, respectively) and the 5% Variable Interest Senior Convertible Notes ($25,416 at December 31, 2008 and $33,671 at December 31, 2007, respectively) is separately classified as a derivative liability in the consolidated balance sheets.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the indenture.

	Indenture	December 31,	December 31,
Covenant	Requirement	2008	2007

Consolidated EBITDA, as defined	$50,000	$154,053	$137,820
Leverage ratio, as defined	<3.0 to 1	0.1 to 1	Negative
Secured leverage ratio, as defined	<1.5 to 1	Negative	Negative

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

The debentures pay interest on a quarterly basis at a rate of 3.875% per annum plus Additional Interest (the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into the Company’s common stock at the holder’s option. The conversion price, which was $18.58 per share at December 31, 2008, is subject to adjustment for various events, including the issuance of stock dividends.

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

5% Variable Interest Senior Convertible Notes Due November 2011:

Between November 2004 and April 2005, the Company sold $111,864 of its 5% variable interest senior convertible notes due November 15, 2011 in a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest on a quarterly basis at a rate of 5% per annum plus Additional Interest (the “Notes Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date is the higher of (i) the Notes Total Interest and (ii) 6.75% per year. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price, which was $15.96 at December 31, 2008, is subject to adjustment for various events, including the issuance of stock dividends.

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

Embedded Derivatives on the Variable Interest Senior Convertible Debt:

The portion of the Debenture Total Interest and the Notes Total Interest which is computed by reference to the cash dividends paid on the Company’s common stock is considered an embedded derivative within the convertible debt, which the Company is required to separately value. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, the Company has bifurcated these embedded derivatives and estimated the fair value of the embedded derivative liability. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is then amortized to interest expense over the term of the debt using the effective interest method. Changes to the fair value of these embedded derivatives are reflected quarterly in the Company’s consolidated statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt.

The estimated initial fair values of the embedded derivates associated with the 3.875% convertible debentures and the 5% convertible notes were $56,214 and $42,041, respectively, at the date of issuance.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of non-cash interest expense associated with the amortization of the discount created by the embedded derivative liabilities for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
	2008	2007	2006

3.875% convertible debentures	$360	$(28)	$414
5% convertible notes	5,445	3,796	3,056

Interest expense associated with embedded derivatives	$5,805	$3,768	$3,470

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Year Ended December 31,
	2008	2007	2006

3.875% convertible debentures	$16,082	$(8,104)	$(3,593)
5% convertible notes	8,255	1,995	3,705

Gain (loss) on changes in fair value of derivatives embedded within convertible debt	$24,337	$(6,109)	$112

The following table reconciles the fair value of derivatives embedded within convertible debt at December 31, 2008.

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total

Balance at January 1, 2006	—	39,371	39,371
Issuance of 3.875% convertible debentures	56,214	—	56,214
Loss (gain) from changes in fair value of embedded derivatives	3,593	(3,705)	(112)

Balance at December 31, 2006	59,807	35,666	95,473
Loss (gain) from changes in fair value of embedded derivatives	8,104	(1,995)	6,109

Balance at December 31, 2007	67,911	33,671	101,582
Gain from changes in fair value of embedded derivatives	(16,082)	(8,255)	(24,337)

Balance at December 31, 2008	$51,829	$25,416	$77,245

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

The initial intrinsic value of the beneficial conversion feature associated with the 3.875% convertible debentures and the 5% convertible notes was $28,381 and $22,138, respectively, at the date of issuance. In accordance with EITF Issue No. 05-8, the beneficial conversion feature has been recorded, net of income taxes, as an increase to stockholders’ equity.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2008	2007	2006

Amortization of beneficial conversion feature:
3.875% convertible debentures	$(54)	$(215)	$125
5% convertible notes	3,017	2,083	1,693

Interest expense associated with beneficial conversion feature	$2,963	$1,868	$1,818

Unamortized Debt Discount:

The following table reconciles unamortized debt discount at December 31, 2008.

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total

Balance at January 1, 2006	$—	$58,655	$58,655
Issuance of 3.875% convertible debentures-embedded derivative	56,214	—	56,214
Issuance of 3.875% convertible debentures-beneficial conversion feature	28,381	—	28,381
Amortization of embedded derivative	(414)	(3,056)	(3,470)
Amortization of beneficial conversion feature	(125)	(1,693)	(1,818)

Balance at December 31, 2006	84,056	53,906	137,962
Amortization of embedded derivative	28	(3,796)	(3,768)
Amortization of beneficial conversion feature	215	(2,083)	(1,868)

Balance at December 31, 2007	84,299	48,027	132,326
Amortization of embedded derivative	(360)	(5,445)	(5,805)
Amortization of beneficial conversion feature	54	(3,017)	(2,963)

Balance at December 31, 2008	$83,993	$39,565	$123,558

Revolving Credit Facility — Liggett:

Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”) under which $19,515 was outstanding at December 31, 2008. Availability as determined under the facility was approximately $16,500 based on eligible collateral at December 31, 2008. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on Liggett’s manufacturing facility. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability, as defined, under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In August 2007, Liggett and Wachovia amended the credit facility to permit the guaranty of the Company’s Senior Secured Notes by each of Liggett and Maple and the pledging of certain assets of Liggett and Maple on a subordinated basis to secure their guarantees. The credit facility was amended to grant to Wachovia a blanket lien on all the assets of Liggett and Maple, excluding any equipment pledged to current or future purchase money or other financiers of such equipment and excluding any real property, other than the Mebane Property and other real property to the extent its value is in excess of $5,000. In connection with the amendment, Wachovia, Liggett, Maple and the collateral agent for the holders of the Senior Secured Notes entered into an intercreditor agreement, pursuant to which the liens of the collateral agent on the Liggett and Maple assets were subordinated to the liens of Wachovia on the Liggett and Maple assets.

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

In August 2008, Liggett purchased equipment for $2,745 through a financing agreement, payable in 60 installments of $53. Interest is calculated at 5.94% per annum. Liggett was required to provide a security deposit equal to approximately 15% of the funded amount ($428).

Each of these equipment loans is collateralized by the purchased equipment.

Note Payable — V.T. Aviation:

In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 119 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,261 based on current interest rates.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Payable — VGR Aviation:

In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by the Company. The loan is payable in 119 monthly installments of $40, including annual interest of 2.75% above the 30-day average commercial paper rate, with a final payment of $2,909 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to the Company’s direct subsidiary, VGR Aviation LLC, which assumed the debt.

Scheduled Maturities:

Scheduled maturities of long-term debt are as follows:

		Unamortized
	Principal	Discount	Net

Year Ending December 31:
2009	137,063	39,565	97,498
2010	4,397	—	4,397
2011	115,136	83,993	31,143
2012	4,247	—	4,247
2013	5,514	—	5,514
Thereafter	165,000	—	165,000

Total	$431,357	$123,558	$307,799

The scheduled maturities of $137,063 (principal amount) in 2009 include $97,881 (principal amount), which may be required to be redeemed in 2009 in accordance with the terms of its 5% Variable Interest Senior Convertible Notes due 2011. The scheduled maturities of $196,142 (principal amount) in 2011 reflect $99,000 (principal amount), which may be required to be redeemed in 2011 in accordance with the terms of its 3.875% Variable Interest Senior Convertible Debentures due 2026.

The Company believes that it will continue to meet its liquidity requirements through 2009. The Company’s corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months include cash interest expense of approximately $48,500, dividends on its outstanding common shares (currently at an annual rate of approximately $115,000), a payment of a retirement benefit under its Supplemental Retirement Plan (“SERP”) in July 2009 to its former Executive Chairman of approximately $20,750, the mandatory redemption by November 15, 2009 of approximately $14,000 of the outstanding principal amount of its 5% Variable Interest Senior Convertible Notes, and the possible redemption of an additional approximately $98,000 principal amount of Notes as a result of an option by the holders to require the Company to repurchase some or all of the remaining principal amount of Notes on November 15, 2009, and other corporate expenses and taxes, including a tax payment of approximately $75,500 in connection with the Philip Morris brands transaction.

In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, the Company had cash and cash equivalents of approximately $211,000, investment securities available for sale of approximately $28,500, long-term investments with an estimated value of approximately $55,000 and availability under Liggett’s credit facility of approximately $16,500 at December 31, 2008. Management currently anticipates that these amounts, as well as expected cash flows from its operations, should be sufficient to meet the Company’s liquidity needs during 2009.

In the event the Company’s existing cash and cash equivalents and cash flows from operations are not sufficient to meet its 2009 liquidity needs, the Company has the ability to take other actions to provide the liquidity needed in 2009. These actions may include, among other things, debt or equity financing, which in the current economic

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environment may not be available or may only be available at an increased cost; incenting the holders of its 5% Variable Interest Senior Convertible Notes, prior to November 15, 2009, when the holders have the option to require redemption of their Notes, to convert such Notes or to modify the optional redemption terms, through issuance of additional shares of its common stock or cash payments; modifying its dividend policy (which would also reduce the amount of cash interest due on the Company’s convertible debt); and selling some or all of its investment securities and long-term investments, the proceeds from which may be impacted by the Company’s ability to liquidate such investments. No assurances can be provided that the above measures can be achieved.

Weighted-Average Interest Rate on Current Maturities of Long-Term Debt:

The weighted-average interest rate on the Company’s current maturities of long-term debt at December 31, 2008 was approximately 13.02%.

8.	COMMITMENTS

Certain of the Company’s subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with non-cancelable terms of one year or more as of December 31, 2008 are as follows:

	Lease	Sublease
	Commitments	Rentals	Net

Year Ending December 31:
2009	4,069	1,027	3,042
2010	2,718	946	1,772
2011	2,654	965	1,689
2012	2,587	965	1,622
2013	999	402	597
Thereafter	—	—	—

Total	$13,027	$4,305	$8,722

In 2001, the Company entered into an operating sublease for space in an office building in New York. The lease, as amended, expires in 2013. Minimum rental expense over the entire period is $10,584. A rent abatement received upon entering into the lease is recognized on a straight line basis over the life of the lease. The Company pays operating expense escalation ($40 in 2009) in monthly installments along with installments of the base rent.

The Company’s rental expense for the years ended December 31, 2008, 2007 and 2006 was $3,825, $3,928 and $4,506, respectively. The Company incurred royalty expense under various agreements during the years ended December 31, 2008, 2007 and 2006 of $0, $114, and $1,275, respectively.

9.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plans and Postretirement Plans:

Defined Benefit Plans.  The Company sponsors three defined benefit pension plans (two qualified and one non-qualified) covering virtually all individuals who were employed by Liggett on a full-time basis prior to 1994. Future accruals of benefits under these three defined benefit plans were frozen between 1993 and 1995. These benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the two qualified pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans’ assets and benefit obligations were measured at September 30, 2007 and December 31, 2008.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also sponsors a Supplemental Retirement Plan (“SERP”) where the Company will pay supplemental retirement benefits to certain key employees, including executive officers of the Company. In January 2006, the Company amended and restated its SERP (the “Amended SERP”), effective January 1, 2005. The amendments to the plan were intended, among other things, to cause the plan to meet the applicable requirements of Section 409A of the Internal Revenue Code. The Amended SERP is intended to be unfunded for tax purposes, and payments under the Amended SERP will be made out of the general assets of the Company except that, under the terms of the Chairman’s amended employment agreement, the Company has agreed during 2006, 2007 and 2008 to pay $125 per quarter into a separate trust for him that will be used to fund a portion of his benefits under the Amended SERP. Under the Amended SERP, the benefit payable to a participant at his normal retirement date is a lump sum amount which is the actuarial equivalent of a predetermined annual retirement benefit set by the Company’s board of directors. Normal retirement date is defined as the January 1 following the attainment by the participant of the later of age 60 or the completion of eight years of employment following January 1, 2002 with the Company or a subsidiary, except that, under the terms of the Chairman’s amended employment agreement, his normal retirement date was accelerated by one year to December 30, 2008. In connection with his retirement, he will be entitled to a payment of approximately $20,760 in July 2009, which will be partially funded by the approximate $1,550 held in the separate trust at December 31, 2008.

At December 31, 2008, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2009 — $20,760; 2010 — $12,359; 2011 — $0; 2012 — $8,816; 2013 — $1,694 and 2014 to 2018 — $7,202. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit; conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.

In April 2008, the SERP was amended to provide the Company’s President and Chief Executive Officer with an additional benefit under the SERP equal to a $736 lifetime annuity beginning January 1, 2013. This additional benefit vests in full on January 1, 2013, subject to his remaining continuously employed by the Company through that date, subject to partial vesting for termination of employment under certain circumstances. In addition, in the event of a termination of his employment under the circumstances where he is entitled to severance payments under his employment agreement, he will be credited with an additional 36 months of service towards vesting under the SERP. As a result of the additional benefit granted to him, the President and Chief Executive Officer will be eligible to receive a total lump sum retirement benefit of $20,546 in 2013, an increase of $7,122 over the benefit he would have been entitled to receive under the SERP prior to the amendment, assuming a January 1, 2013 retirement date. The $7,122 increase will be recognized as an expense in the years ended December 31, 2010, 2011 and 2012.

Postretirement Medical and Life Plans.  The Company provides certain postretirement medical and life insurance benefits to certain employees. Substantially all of the Company’s manufacturing employees as of December 31, 2008 are eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 450 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to approximately 225 active employees and 500 retirees who reach retirement age and are eligible to receive benefits under one of the Company’s defined benefit pension plans. The Company’s postretirement liabilities are comprised of Medicare Part B and life insurance premiums.

Computation of Defined Benefit and Postretirement Benefit Plan Liabilities.  On September 29, 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost for the year ending December 31, 2009.

	Defined	Post-
	Benefit	Retirement
	Pension Plans	Plans	Total

Prior service cost	$801	$—	$801
Actuarial loss (gain)	2,136	(163)	1,973

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

			Other
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at January 1	$(159,776)	$(163,463)	$(9,836)	$(10,295)
Service cost	(3,789)	(3,896)	(14)	(18)
Interest cost	(9,525)	(9,122)	(591)	(591)
Gap period cash flow	3,192	—	194	—
Gap period service and interest cost	(3,328)	—	(151)	—
Benefits paid	12,583	12,990	642	770
Plan amendment	—	—	—	—
Time contractual termination benefits	—	(632)	—	—
Actuarial gain	4,325	4,347	1,013	298

Benefit obligation at December 31	$(156,318)	$(159,776)	$(8,743)	$(9,836)

Change in plan assets:
Fair value of plan assets at January 1	$169,465	$157,499	$—	$—
Gap period cash flow	(3,278)	—	—	—
Actual return on plan assets	(42,810)	24,598	—	—
Contributions	472	358	643	770
Benefits paid	(12,583)	(12,990)	(643)	(770)

Fair value of plan assets at December 31	$111,266	$169,465	$—	$—

Funded status at December 31	$(45,052)	$9,689	$(8,743)	$(9,836)

Amounts recognized in the consolidated balance sheets:
Prepaid pension costs	$2,901	$42,084	$—	$—
Other accrued liabilities	(21,139)	(530)	(701)	(768)
Non-current employee benefit liabilities	(26,814)	(31,865)	(8,042)	(9,068)

Net amounts recognized	$(45,052)	$9,689	$(8,743)	$(9,836)

				Other
	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Actuarial assumptions:
Discount rates — benefit obligation	6.75%	6.25%	5.85%	6.75%	6.25%	5.85%
Discount rates — service cost	6.25%	5.85%	5.68%	6.25%	5.85%	5.68%
Assumed rates of return on invested assets	7.50%	8.50%	8.50%	—	—	—
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Other
	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Service cost — benefits earned during the period	$4,139	$4,246	$4,897	$15	$18	$20
Interest cost on projected benefit obligation	9,525	9,122	9,012	591	591	598
Expected return on assets	(12,145)	(12,726)	(12,590)	—	—	—
Prior service cost	1,402	1,402	1,051	—	—	—
Time contractual termination benefits	—	632	—	—	—	—
Amortization of net loss (gain)	98	705	1,689	(180)	(105)	(12)

Net expense	$3,019	$3,381	$4,059	$426	$504	$606

As of December 31, 2008, current year accumulated other comprehensive income, before income taxes, consists of the following:

	Defined	Post-
	Benefit	Retirement
	Pension Plans	Plans	Total

Prior year accumulated other comprehensive income	$5,128	$1,054	$6,182
Amortization of prior service costs	1,402	—	1,402
Amortization of gain (loss)	99	(180)	(81)
Net (loss) gain arising during the year	(53,316)	1,013	(52,303)
Gap period adjustment	373	(45)	328

Current year accumulated other comprehensive income (loss)	$(46,314)	$1,842	$(44,472)

As of December 31, 2008, there was $46,314 of items not yet recognized as a component of net periodic pension benefit, which consisted of future pension expense of $801 associated with the amortization of prior service cost and future pension benefits of $45,513 associated with the amortization of net loss.

As of December 31, 2008, there was $1,842 of items not yet recognized as a component of net periodic postretirement benefit, which consisted of future benefits associated with the amortization of net gains.

As of December 31, 2007, current year accumulated other comprehensive income, before income taxes, consists of the following:

	Defined	Post-
	Benefit	Retirement
	Pension Plans	Plans	Total

Prior year accumulated other comprehensive income (loss)	$(13,548)	$657	$(12,891)
Amortization of prior service costs	1,402	—	1,402
Amortization of gain (loss)	705	(105)	600
Net gain arising during the year	16,569	502	17,071

Current year accumulated other comprehensive income	$5,128	$1,054	$6,182

As of December 31, 2007, there was $5,128 of items not yet recognized as a component of net periodic pension benefit, which consisted of future pension expense of $2,553 associated with the amortization of prior service cost and future pension benefits of $7,681 associated with the amortization of net gains.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, there was $1,054 of items not yet recognized as a component of net periodic postretirement benefit, which consisted of future benefits associated with the amortization of net gains.

As of December 31, 2008, three of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $105,677, $105,677 and $57,723, respectively. As of December 31, 2007, two of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $32,485, $32,485 and $0, respectively.

Discount rates were determined by a quantitative analysis examining the prevailing prices of high quality bonds to determine an appropriate discount rate for measuring obligations under SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The aforementioned analysis analyzes the cash flow from each of the Company’s four benefit plans as well as a separate analysis of the cash flows from the postretirement medical and life insurance plans sponsored by Liggett. The aforementioned analyses then construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the year-by-year, projected benefit cash flow from the respective pension or retiree health plans. The Company uses the lower discount rate derived from the two independent analyses in the computation of the benefit obligation and service cost for each respective retirement liability. The Company uses the discount rate derived from the analysis in the computation of the benefit obligation and service cost for all the plans’ respective retirement liability.

The Company considers input from its external advisors and historical returns in developing its expected rate of return on plan assets. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. The Company’s actual 10-year annual rate of return on its pension plan assets was 2.5%, 6.7% and 8.2% for the years ended December 31, 2008, 2007 and 2006, respectively, and the Company’s actual five-year annual rate of return on its pension plan assets was 1.2%, 11.3% and 7.6% for the years ended December 31, 2008, 2007 and 2006, respectively.

Gains and losses resulting from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and changes in actual returns on plan assets as compared to assumed returns. These gains and losses are only amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2008, Liggett used a 7.95-year period for its Hourly Plan and a 4.56-year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. The amortization of deferred losses negatively impacts pension expense in the future.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including convertible debentures, of private and public companies. The Company generally utilizes its short term investments, including interest-bearing cash, to pay benefits and to deploy in special situations.

The target asset allocation percentage in 2007 was 50% equity investments, 20% investment grade fixed income, 7% high yield fixed income, 15% alternative investments (including hedge funds and private equity funds) and 8% short-term investments, with a rebalancing range of approximately plus or minus 5% around the target asset allocations. In 2008, the Liggett Employee Benefits Committee temporarily suspended its target asset allocation percentages due to the volatility in the financial markets. Even though such allocation percentages were suspended, investment manager performance versus their respective benchmarks was still monitored on a regular basis.

Vector’s defined benefit retirement plan allocations at December 31, 2008 and 2007, by asset category, were as follows:

	Plan Assets at
	December 31,
	2008	2007

Asset category:
Equity securities	44%	52%
Investment grade fixed income securities	26%	18%
High yield fixed income securities	5%	8%
Alternative investments	8%	13%
Short-term investments	17%	9%

Total	100%	100%

For 2008 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 0.0% and 6.6% between 2008 and 2017 and 4.5% after 2018. For 2007 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 0.9% and 4.5% between 2007 and 2016 and 5.0% after 2017.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$12	$(11)
Effect on benefit obligation	$176	$(163)

To comply with ERISA’s minimum funding requirements, the Company does not currently anticipate that it will be required to make any funding to the pension plans for the pension plan year beginning on January 1, 2009 and ending on December 31, 2009. Any additional funding obligation that the Company may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.

Estimated future pension and postretirement medical benefits payments are as follows:

	Postretirement
	Pension	Medical

2009	$33,488	$701
2010	24,792	685
2011	12,137	679
2012	13,469	678
2013	11,401	689
2014 – 2018	58,286	3410

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Profit Sharing and Other Plans:

The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $1,095, $828, and $1,130 for the years ended December 31, 2008, 2007 and 2006, respectively.

10.	INCOME TAXES

The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. The amounts provided for income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006

Current:
U.S. Federal	$25,747	$5,035	$27,982
State	7,889	3,109	8,165

	$33,636	$8,144	$36,147

Deferred:
U.S. Federal	$5,170	$40,575	$(10,591)
State	(4,738)	4,081	212

	432	44,656	(10,379)

Total	$34,068	$52,800	$25,768

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31, 2008		December 31, 2007
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Excess of tax basis over book basis- non-consolidated entities	$3,938	$—	$2,907	$—
Deferral on Philip Morris brand transaction	—	75,466	—	75,466
Employee benefit accruals	18,803	—	16,543	15,234
Book/tax differences on fixed and Intangible assets	—	26,908	—	23,984
Impact of embedded derivatives on convertible debt	—	18,890	—	12,613
Impact of timing of settlement payments	—	7,854	—	16,293
Restricted U.S. tax loss carryforwards	—	—	873	—
U.S. tax credit carryforwards — Vector	—	—	15,991	—
Various U.S. state tax loss carryforwards	15,211	—	15,962	—
Other	26,123	12,196	9,532	22,333
Valuation allowance	(15,211)	—	(16,835)	—

	$48,864	$141,314	$44,973	$165,923

The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance of $15,211 and $16,835 at December 31, 2008 and 2007, respectively, consisted primarily of a reserve against various state and local net operating loss carryforwards, primarily resulting from Vector Tobacco’s losses.

During 2007, the Company and its more than 80%-owned subsidiaries, which included New Valley, utilized its remaining U.S. net operating loss carryforwards. As of December 31, 2007, the Company and its more than 80%-owned subsidiaries, which included New Valley, had approximately $15,485 of alternative minimum tax credit carryforwards, which may be carried forward indefinitely under current U.S. tax law, and $506 of general business credit carryforwards, which expire in 2011.

Deferred federal income tax expense differs in 2008, 2007 and 2006 as a result of the utilization of net operating losses, and reclassifications between current and deferred tax liabilities resulting from the Company’s settlement with the Internal Revenue Service in 2006. The deferred federal tax expense in 2008 related to the deferred income tax expenses associated with the utilization of net operating losses and the impact of a change in accounting method for deductibility of accrued settlement costs. The deferred federal tax expense in 2007 related to the deferred income tax expenses associated with the utilization of net operating losses and the impact of a change in accounting method for deductibility of accrued settlement costs. The deferred federal tax benefit in 2006 related to the reclassification between deferred and current income tax expense associated with the Company’s settlement with the Internal Revenue Service and was offset by the utilization of net operating losses. The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws.

As of December 31, 2008, the Company’s deferred income tax liabilities exceeded its deferred income tax assets by $92,450. As of December 31, 2007, the Company’s deferred income tax liabilities exceeded its deferred income tax assets by $120,950. The largest component of the Company’s deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. Philip Morris exercised its option to purchase the remaining interest in Trademarks on February 19, 2009. (See Note 16.)

In connection with the transaction, the Company recognized in 1999 a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. As a result of the exercise of the option, the Company will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets available to the Company at that time. In connection with an examination of the Company’s 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in September 2003 a notice of proposed adjustment. The notice asserted that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options. In July 2006, the Company entered into a settlement with the Internal Revenue Service with respect to the Philip Morris brand transaction. As part of the settlement, the Company agreed that $87,000 of the gain on the transaction would be recognized by the Company as income for tax purposes in 1999 and that the balance of the remaining gain, net of previously capitalized expenses of $900, ($192,000) will be recognized by the Company as income in 2009, upon exercise of the option. As a result of the settlement, the Company reduced, during the third quarter of 2006, the excess portion ($11,500) of a previously established reserve in its consolidated financial statements, which resulted in a decrease in such amount in reported income tax expense in the consolidated statements of operations.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2008	2007	2006

Income before income taxes	$94,572	$126,603	$68,480

Federal income tax expense at statutory rate	33,100	44,311	23,969
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	2,048	4,674	5,445
Non-deductible expenses	1,771	2,950	3,188
Impact of domestic production deduction	(1,608)	—	—
Non-deductible impact of conversion of debt	—	—	5,201
Equity and other adjustments	381	115	(293)
Impact of tax audit settlements	—	(468)	(11,500)
Change in other tax contingencies	—	2,114	1,984
Changes in valuation allowance, net of equity and tax audit adjustments	(1,624)	(896)	(2,226)

Income tax expense	$34,068	$52,800	$25,768

As of January 1, 2007, the Company adopted the provisions of FIN 48. The Company did not recognize any adjustment in the liability for unrecognized tax benefits as a result of the adoption of FIN 48 that impacted the January 1, 2007 accumulated deficit.

The following table summarizes the activity related to the unrecognized tax benefits:

Balance at January 1, 2007	$11,685
Additions based on tax positions related to current year	—
Additions based on tax positions related to prior years	2,242
Reductions based on tax positions related to prior years	(95)
Settlements	—
Expirations of the statute of limitations	(3,227)

Balance at December 31, 2007	10,605
Additions based on tax positions related to current year	—
Additions based on tax positions related to prior years	747
Reductions based on tax positions related to prior years	(317)
Settlements	—
Expirations of the statute of limitations	(3,532)

Balance at December 31, 2008	$7,503

In the event the unrecognized tax benefits of $7,503 and $10,605 at December 31, 2008 and 2007, respectively, were recognized, such recognition would impact the annual effective tax rates. During 2008, the accrual for potential penalties and interest related to these unrecognized tax benefits was reduced by $619, and in total, as of December 31, 2008, a liability for potential penalties and interest of $2,191 has been recorded. During 2007, the accrual for potential penalties and interest related to these unrecognized tax benefits was reduced by $881, and in total, as of December 31, 2007, a liability for potential penalties and interest of $2,810 has been recorded. The Company classifies all tax-related interest and penalties as income tax expense.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is reasonably possible the Company may recognize up to approximately $2,300 of currently unrecognized tax benefits over the next 12 months, pertaining primarily to expiration of statutes of limitations of positions reported on U.S. and state and local income tax returns. The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations.

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

The Company grants equity compensation under its Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”). As of December 31, 2008, there were approximately 5,175,000 shares available for issuance under the 1999 Plan.

Stock Options.  The Company accounts for stock compensation using SFAS No. 123(R), which requires the Company to value unvested stock options granted prior to the adoption of SFAS No. 123(R) under the fair value method of accounting and expense this amount in the statement of operations over the stock options’ remaining vesting period. Upon adoption, there was no cumulative adjustment for the impact of the change in accounting principles because the assumed forfeiture rate did not differ significantly from prior periods. The Company recognized compensation expense of $186 ($110 net of income taxes), $197 ($116 net of income taxes) and $470 ($279 net of income taxes) related to stock options in the years ended December 31, 2008, 2007 and 2006, respectively, as a result of adopting SFAS No. 123(R).

The terms of certain stock options awarded under the 1999 Plan in January 2001 and November 1999 provide for common stock dividend equivalents (at the same rate as paid on the common stock) with respect to the shares underlying the unexercised portion of the options. In accordance with SFAS No. 123(R), the Company recognizes payments of the dividend equivalent rights on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet ($4,865, $6,475 and $6,186, net of taxes, for the years ended December 31, 2008, 2007 and 2006, respectively), which is included as “Distributions on common stock” in the Company’s consolidated statement of changes in stockholders’ equity.

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

The assumptions used under the Black-Scholes option pricing model in computing fair value of options are based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option life and the expected volatility of the Company’s common stock over the expected term of the option. The assumptions used for grants in the year ended December 31, 2006 were as follows:

2006

Risk-free interest rate	4.9% – 5.0%
Expected volatility	38.17% – 40.52%
Dividend yield	9.96% – 10.03%
Expected holding period	6 – 6.75 years
Weighted average fair value	$2.14 – $2.50

A summary of employee stock option transactions follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value(1)

Outstanding on January 1, 2006	9,917,574	$9.10	3.6	$67,495
Granted	312,559	$15.20
Exercised	(355,293)	$8.76
Cancelled	(28,672)	$16.41

Outstanding on December 31, 2006	9,846,168	$9.27	2.8	$69,246
Granted	—	—
Exercised	(469,148)	$8.31
Cancelled	(10,270)	$22.68

Outstanding on December 31, 2007	9,366,750	$9.24	1.8	$95,238
Granted	—	—
Exercised	(4,080,467)	$5.72
Cancelled	(1,403)	$30.93

Outstanding on December 31, 2008	5,284,880	$11.59	1.7	$13,708

Options exercisable at:
December 31, 2006	9,468,852
December 31, 2007	9,159,824
December 31, 2008	5,169,119

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($13.62, $19.10 and $16.10 at December 31, 2008, 2007 and 2006, respectively) exceeds the option exercise price.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information relating to options outstanding at December 31, 2008 follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
	Outstanding	Remaining		Exercisable
Range of	as of	Contractual Life	Weighted-Average	as of	Weighted-Average
Exercise Prices	12/31/2008	(Years)	Exercise Price	12/31/2008	Exercise Price

$0.00 – 9.28	10,554	4.0	$8.98	10,554	$8.98
$9.29 – 12.37	3,507,143	0.9	$9.95	3,507,143	$9.95
$12.38 – 15.47	1,541,854	3.3	$13.49	1,452,138	$13.40
$15.48 – 18.56	52,090	6.9	$17.67	26,044	$17.67
$18.57 – 21.65	5,612	3.1	$19.69	5,612	$19.69
$21.66 – 24.74	33,971	2.5	$22.23	33,971	$22.23
$24.75 – 27.84	53,465	2.6	$26.29	53,465	$26.29
$27.84 – 30.93	80,191	2.7	$28.26	80,191	$28.26

	5,284,880	1.7	$11.59	5,169,118	$11.50

As of December 31, 2008, there was $255 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately one year at December 31, 2008.

As of December 31, 2007, there was $441 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately one year at December 31, 2007.

In accordance with SFAS No. 123(R), the Company reflects the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a component of “Cash Flows from Financing Activities.”

Non-qualified options for 312,558 shares of common stock were issued during 2006. The exercise price of the options granted was $15.20 in 2006. The exercise prices of the options granted in 2006 were at the fair value on the dates of the grants, other than a grant of options for 289,406 shares in 2006 at $1.44 more than the fair value on the grant date. No options were granted in 2008 and 2007.

In accordance with SFAS No. 123(R), the Company has elected to use the long-form method under which each award grant is tracked on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. The Company then compares the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to establish its hypothetical APIC Pool.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $44,755, $3,841, and $2,333, respectively. Tax benefits related to option exercises of $18,304, $2,055, and $0 were recorded as increases to stockholders’ equity for the years ended December 31, 2008, 2007 and 2006, respectively. In accordance with SFAS No. 123(R), tax benefits related to option exercises for the year ended December 31, 2006 were not deemed to be realized as net operating loss carryforwards were available to offset taxable income computed without giving effect to the deductions related to option exercises.

During 2008, 4,080,467 options, exercisable at prices ranging from $5.99 to $12.69 per share, were exercised for $87 in cash and the delivery to the Company of 1,375,895 shares of common stock with a fair market value of $24,395, or $17.73, per share on the date of exercise.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, 469,148 options, exercisable at prices ranging from $7.25 to $14.45 per share, were exercised for $5,100 in cash and the delivery to the Company of 8,008 shares of common stock with a fair market value of $168, or $20.98, per share on the date of exercise.

During 2006, 355,293 options, exercisable at prices ranging from $7.24 to $14.00 per share, were exercised for $2,571 in cash and the delivery to the Company of 43,644 shares of common stock with a fair market value of $760, or $17.40, per share on the date of exercise.

Restricted Stock Awards.  In 2005, the President of the Company was awarded a restricted stock grant of 669,768 shares of the Company’s common stock, pursuant to the 1999 Plan. Pursuant to the restricted share agreements, one-fourth of the shares vested on September 15, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through September 15, 2009. In the event his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in his restricted share agreements) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The Company recorded deferred compensation of $11,340 representing the fair market value of the total restricted shares on the dates of grant. The deferred compensation will be amortized over the vesting period as a charge to compensation expense. The Company recorded an expense of $2,843, $2,835, and $2,987 associated with the grants for the years ended December 31, 2008, 2007 and 2006, respectively.

In November 2005, the President of Liggett and Liggett Vector Brands was awarded a restricted stock grant of 57,881 shares of the Company’s common stock pursuant to the 1999 Plan. Pursuant to his restricted share agreement, one-fourth of the shares vested on November 1, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through November 1, 2009. In the event his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in his restricted share agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The Company recorded deferred compensation of $1,018 representing the fair market value of the restricted shares on the date of grant. The Company recorded an expense of $254 associated with the grant for each of the years ended December 31, 2008, 2007 and 2006, respectively.

On June 1, 2004, the Company granted 12,763 restricted shares of the Company’s common stock pursuant to the 1999 Plan to each of its four outside directors. The shares vested over a period of three years. The Company recognized $644 of expense over the vesting period, including $89 and $215 of expense for the years ended December 31, 2007 and 2006, respectively.

On June 4, 2007, the Company granted 11,025 restricted shares of the Company’s common stock pursuant to the 1999 Plan to each of its four outside directors. The shares will vest over three years and the Company will recognize $792 of expense over the vesting period. The Company recognized $264 and $154 for the years ended December 31, 2008 and 2007, respectively, in connection with this restricted stock award.

As of December 31, 2008, there was $2,591 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately one year at December 31, 2008.

As of December 31, 2007, there was $5,952 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately one year at December 31, 2007.

The Company’s accounting policy is to treat dividends paid on unvested restricted stock as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	CONTINGENCIES

Tobacco-Related Litigation:

Overview

Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health purporting to be brought on behalf of a class of individual plaintiffs cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring as well as cases alleging the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the years ended December 31, 2008, 2007 and 2006, Liggett incurred legal expenses and other litigation costs totaling approximately $8,800, $7,800 and $5,353, respectively.

The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as discussed elsewhere in this note: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.

Individual Actions

As of December 31, 2008, there were 36 individual cases pending against Liggett and/or the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. In addition, there were approximately 2,680 Engle progeny cases (defined below) pending against Liggett and/or the Company, in state and federal courts in Florida, and approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of individual cases by state that are pending against

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liggett or its affiliates as of December 31, 2008 (excluding Engle progeny cases and the cases consolidated in West Virginia):

Number
State	of Cases

Florida	12
New York	10
Louisiana	5
Maryland	2
Mississippi	2
West Virginia	2
District of Columbia	1
Missouri	1
Ohio	1

Liggett Only Cases.  There are currently five cases pending where Liggett is the only tobacco company defendant. In April 2004, in Davis v. Liggett Group, a Florida state court jury awarded compensatory damages of $540 against Liggett, plus interest. In addition, the court awarded plaintiff’s counsel legal fees of $752. Liggett appealed both the compensatory and the legal fee awards. In October 2007, the compensatory award was affirmed by the Fourth District Court of Appeal. In March 2008, the Fourth District Court of Appeal reversed and remanded the legal fee award for further proceedings in the trial court. The Company has accrued approximately $2,300 for the Davis case at December 31, 2008. In Ferlanti v. Liggett Group, an alleged Engle progeny case, trial commenced in February 2009. This case was originally filed by plaintiff in 2003 as an individual case. Trial commenced in 2008 and, after three days, the court declared a mistrial. Since that time, plaintiff amended her complaint to assert her status as a decertified Engle class member. The Engle progeny cases are discussed below. The other three individual actions, where Liggett is the only tobacco company defendant, are dormant.

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

In addition to the award against Liggett in Davis (described above), jury awards have also been returned against other cigarette manufacturers in recent years. The awards in these individual actions, often in excess of millions of dollars, are for both compensatory and punitive damages. There are several significant jury awards against other cigarette manufacturers which are currently on appeal.

Engle Progeny Cases.  In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and/or the Company have been named in approximately 2,680 Engle progeny cases in both state and federal courts in Florida. Other cigarette manufacturers have also been named as defendants in most of these cases. These cases include approximately 9,620 plaintiffs, although duplicate cases were filed in federal and state court on behalf of approximately 660 plaintiffs. The number of cases will likely increase as the courts may require multi-plaintiff cases to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties. For further information on the Engle case, see “Class Actions — Engle Case,” below.

Class Actions

As of December 31, 2008, there were seven actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including two alleged price fixing cases. Other cigarette manufacturers are also named in these actions. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the United States Court of Appeals for the Fifth Circuit, in Castano v. American Tobacco Co., Inc., reversed a federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.

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

In May 2003, Florida’s Third District Court of Appeal reversed the trial court and remanded the case with instructions to decertify the class. The judgment in favor of one of the three class plaintiffs, in the amount of $5,831, was overturned as time barred and the court found that Liggett was not liable to the other two class plaintiffs.

In July 2006, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the class should be decertified prospectively, but preserved several of the trial court’s Phase I findings, including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) defendants concealed material information; (v) all defendants sold or supplied cigarettes that were defective; and (vi) all defendants were negligent. The Florida Supreme Court decision also allowed former class members to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damage issues, provided they file their individual lawsuits within one year from January 11, 2007, the date of the court’s mandate. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. As a result of the decision, approximately 9,620 former Engle class members filed suit against the Company and/or Liggett as well as other cigarette manufacturers.

In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Co., awarded $37,500 in compensatory damages, jointly and severally, in a case involving Liggett and two other cigarette

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturers, which amount was subsequently reduced by the court. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle progeny case. In October 2008, plaintiff withdrew her request for punitive damages. In November 2008, the court entered final judgment in the amount of $24,835 (for which Liggett is 50% responsible), plus interest from June 2002 which as of December 31, 2008, was in excess of $13,000. The defendants appealed the final judgment and may be required to post a bond. In addition, plaintiff filed a motion seeking an award of attorneys’ fees from Liggett based on plaintiff’s prior proposal for settlement. All proceedings relating to the motions for attorneys’ fees are stayed pending a final resolution of appellate proceedings.

Other Class Actions.  Smith v. Philip Morris (Kansas) and Romero v. Philip Morris (New Mexico) are actions in which plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Class certification was granted in Smith in November 2001. Discovery is ongoing. Class certification was granted in Romero in April 2003 and was affirmed by the New Mexico Supreme Court in February 2005. In June 2006, the trial court granted defendants’ motion for summary judgment. Plaintiffs appealed to the New Mexico Court of Appeals and, in November 2008, the appellate court upheld the decision as to Liggett, but reversed as to certain other defendants. In West Virginia, a jury verdict in a purported medical monitoring class action was entered in favor of all tobacco company defendants other than Liggett (Liggett was previously severed from the trial). There has been no further activity in this case.

Class action suits have been filed in a number of states against cigarette manufacturers, alleging, among other things, that use of the terms “light” and “ultra light” constitutes unfair and deceptive trade practices, among other things. One such suit, Schwab v. Philip Morris, pending in federal court in New York since 2004, sought to create a nationwide class of “light” cigarette smokers. In September 2006, the United States District Court for the Eastern District of New York certified the class. In April 2008, the United States Court of Appeals for the Second Circuit decertified the class. The case was returned to the trial court for further proceedings. There has been no further activity.

In November 1997, in Young v. American Tobacco Co., a purported personal injury class action was commenced on behalf of plaintiff and all similarly situated residents in Louisiana who, though not themselves cigarette smokers, are alleged to have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. In October 2004, the trial court stayed this case pending the outcome of the appeal in Scott v. American Tobacco Co. (see description below).

In June 1998, in Cleary v. Philip Morris, a putative class action was brought in Illinois state court on behalf of persons who were allegedly injured by: (i) defendants’ purported conspiracy to conceal material facts regarding the addictive nature of nicotine; (ii) defendants’ alleged acts of targeting their advertising and marketing to minors; and (iii) defendants’ claimed breach of the public’s right to defendants’ compliance with laws prohibiting the distribution of cigarettes to minors. Plaintiffs request that defendants be required to disgorge all profits unjustly received through their sale of cigarettes to plaintiffs and the class, which in no event will be greater than $75 per class member, inclusive of punitive damages, interest and costs. In July 2006, the plaintiffs filed a motion for class certification. A class certification hearing occurred in September 2007 and the parties are awaiting a decision. Merits discovery is stayed pending a ruling by the court. A status conference is scheduled for October 2009.

In April 2001, in Brown v. American Tobacco Co., a California state court granted in part plaintiffs’ motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants’ cigarettes “during the applicable time period” and who were exposed to defendants’ marketing and advertising activities in California. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law. In October 2006, the plaintiffs filed a petition for review with the California Supreme Court, which was granted in November 2006. Oral argument is scheduled for March 3, 2009.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action. The consolidation was affirmed on appeal by the West Virginia Supreme Court. In February 2008, the United States Supreme Court denied defendants’ petition for writ of certiorari asking the Court to review the trial plan. It is estimated that Liggett could be a defendant in approximately 100 of the cases. In February 2008, the court granted defendants’ motion to stay all proceedings pending review by the United States Supreme Court in Altria Group Inc. v. Good, where the Supreme Court was asked to determine whether certain state law claims are preempted by federal law. In December 2008, the Supreme Court, in Good, ruled that the Federal Cigarette Labeling and Advertising Act did not preempt the state law claims asserted by the plaintiffs and that they could proceed with their claims under the Maine Unfair Trade Practices Act. This ruling may result in additional class action cases in other states. Although Liggett is not a party in the Good case, an adverse ruling or commencement of additional “lights” related class actions could have a material adverse effect on the Company.

Class certification motions are pending in a number of other cases and a number of orders denying class certification are on appeal. In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers, including Scott. In that case, a Louisiana jury returned a $591,000 verdict (subsequently reduced by the court to $263,500 plus interest from June 2004) against other cigarette manufacturers to fund medical monitoring or smoking cessation programs for members of the class. The case is on appeal.

Governmental Actions

As of December 31, 2008, there were two Governmental Actions pending against Liggett, only one of which is active. The claims asserted in health care cost recovery actions vary. In these cases, the governmental entities typically assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

In City of St. Louis v. American Tobacco Company, a case pending in Missouri state court since December 1998, the City of St. Louis and approximately 40 hospitals seek recovery of costs expended by the hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. In June 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993 are pending. Discovery is ongoing. In September 2008, the court heard argument on motions for summary judgment filed by the parties. A decision is pending. Trial is currently scheduled to commence in January 2010.

DOJ Case.  In September 1999, the United States government commenced litigation against Liggett and other cigarette manufacturers in the United States District Court for the District of Columbia. The action sought to recover an unspecified amount of health care costs paid and to be paid by the federal government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in alleged fraud and other allegedly unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The action asserted claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer provisions of the Social Security Act (“MSP”) and RICO. In September 2000, the court dismissed the government’s claims based on MCRA and MSP.

In August 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. The Final Judgment, among other things, enjoined the non-Liggett defendants from using “lights”, “low tar”, “ultra lights”, “mild”, or “natural” descriptors, or conveying any other

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

express or implied health messages in connection with the marketing or sale of cigarettes, domestically and internationally. The Final Judgment was stayed pending appeal. Although this case has been concluded as to Liggett, it is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. The decision is currently on appeal by all parties other than Liggett. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise results in restrictions that adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.

Third-Party Payor Actions

As of December 31, 2008, there were two Third-Party Payor Actions pending against Liggett and other cigarette manufacturers. Third-Party Payor Actions typically have been filed by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. In Third-Party Payor Actions, plaintiffs seek damages for funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys’ fees. Although no specific amounts are provided, it is possible that requested damages against cigarette manufacturers in these cases might be in the billions of dollars.

Several federal circuit courts of appeals and state appellate courts have ruled that Third-Party Payors do not have standing to bring lawsuits against cigarette manufacturers, relying primarily on grounds that plaintiffs’ claims were too remote. The United States Supreme Court has refused to consider plaintiffs’ appeals from the cases decided by five federal circuit courts of appeals.

In June 2005, the Jerusalem District Court in Israel added Liggett as a defendant in an action commenced in 1998 by the largest private insurer in that country, General Health Services, against the major United States cigarette manufacturers. The plaintiff seeks to recover the past and future value of the total expenditures for health care services provided to residents of Israel resulting from tobacco related diseases, court ordered interest for past expenditures from the date of filing the statement of claim, increased and/or punitive and/or exemplary damages and costs. The court ruled that, although Liggett had not sold product in Israel since at least 1978, it might still have liability for cigarettes sold prior to that time. Motions filed by defendants are pending before the Israel Supreme Court seeking appeal from a lower court’s decision granting leave to plaintiff for foreign service of process.

In May 2008, in National Committee to Preserve Social Security and Medicare v. Philip Morris USA, a case pending in the United States District Court for the Eastern District of New York, plaintiffs commenced an action to recover twice the amount paid by Medicare for the health care services provided to Medicare beneficiaries to treat diseases allegedly attributable to smoking defendants’ cigarettes from May 21, 2002 to the present, for which treatment defendants’ allegedly were required to make payment under MSP. Defendants’ Motion to Dismiss and plaintiffs’ Motion for Partial Summary Judgment were filed in July 2008. A hearing on the motions was held in November 2008 and the parties are awaiting a decision.

Upcoming Trials

There are currently approximately 50 individual actions in Florida that may be set for trial in 2009. The Company and/or Liggett and, in all but one of these cases, other cigarette manufacturers are named as defendants. These cases are all Engle progeny cases. In the case where Liggett is the sole defendant, trial is scheduled for February 2009. In addition, a trial has been scheduled for April 2009 in a non-Engle individual action in Florida and for October 2009 in an individual action in Missouri, both, where Liggett and other cigarette manufacturers are named as defendants. Trial dates are subject to change.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MSA and Other State Settlement Agreements

In March 1996, March 1997 and March 1998, Liggett entered into settlements of smoking-related litigation with 45 states and territories. The settlements released Liggett from all smoking-related claims within those states and territories, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.

In November 1998, Philip Morris, Brown & Williamson, R.J. Reynolds and Lorillard (the “Original Participating Manufacturers” or “OPMs”) and Liggett (together with any other tobacco product manufacturer that becomes a signatory, the “Subsequent Participating Manufacturers” or “SPMs”) (the OPMs and SPMs are hereinafter referred to jointly as the “Participating Manufacturers”) entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Mariana Islands (collectively, the “Settling States”) to settle the asserted and unasserted health care cost recovery and certain other claims of the Settling States. The MSA received final judicial approval in each Settling State.

As a result of the MSA, the Settling States released Liggett from:

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

The MSA also requires Participating Manufacturers to affirm corporate principles to comply with the MSA and to reduce underage use of tobacco products and imposes restrictions on lobbying activities conducted on behalf of Participating Manufacturers. In addition, the MSA provides for the appointment of an independent auditor to calculate and determine the amounts of payments owed pursuant to the MSA.

Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.4%, 2.5% and 2.5% of the total cigarettes shipped in the United States in 2006, 2007 and 2008 respectively. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. In April 2007, Liggett and Vector Tobacco paid $38,743 for their 2006 MSA obligations and in April 2008, paid $35,995 for their 2007 MSA obligations, having prepaid

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$34,500 of that amount in December 2007. In December 2008, Liggett and Vector Tobacco prepaid $34,000 of their 2008 MSA obligations.

Under the payment provisions of the MSA, the Participating Manufacturers are required to pay a base annual amount of $9,000,000 in 2009 and each year thereafter (subject to applicable adjustments, offsets and reductions). These annual payments are allocated based on unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligations of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.

Certain MSA Disputes

In 2005, the independent auditor under the MSA calculated that Liggett owed $28,668 for its 2004 sales. In April 2005, Liggett paid $11,678 and disputed the balance, as permitted by the MSA. Liggett subsequently paid $9,304 of the disputed amount, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At December 31, 2008, included in “Other assets” on the Company’s consolidated balance sheet, was a noncurrent receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686 is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the independent auditor’s retroactive change from “gross” to “net” units in calculating MSA payments, which Liggett contends is improper, as discussed below. From their April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,949 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,950 relating to the retroactive change from “gross” to “net” units. From its April 2008 payment, Liggett and Vector Tobacco withheld approximately $4,000 for the 2007 NPM Adjustment and approximately $3,696 relating to the retroactive change from “gross” to “net” units. Vector Tobacco paid approximately $200 into the disputed payments account for the 2007 NPM Adjustment.

The following amounts have not been expensed in the accompanying consolidated financial statements as they relate to Liggett’s and Vector Tobacco’s claim for an NPM adjustment: $6,513 for 2003, $3,789 for 2004 and $800 for 2005.

NPM Adjustment.  In March 2006, an economic consulting firm selected pursuant to the MSA rendered its final and non-appealable decision that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers for 2003. The economic consulting firm subsequently rendered the same decision with respect to 2004 and 2005. As a result, the manufacturers are entitled to potential NPM Adjustments to their 2003, 2004 and 2005 MSA payments. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that state or territory.

Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation has been filed in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. To date, all 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable and 44 of those decisions are final. In response to a proposal from each of the OPMs and many of the SPMs, 45 of the Settling States have entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. The agreement provides for selection of the arbitration panel beginning October 1, 2009 and that the parties and the arbitrators will thereafter establish the schedule and procedures for the arbitration. The agreement also provides for a partial liability reduction for the potential 2003 NPM adjustment of up to 20% for Settling States that entered into the agreement by January 30, 2009. It is

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipated that the arbitration will begin in 2010. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.

Gross v. Net Calculations.  In October 2004, the independent auditor notified Liggett and all other Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, had been recalculated using “net” unit amounts, rather than “gross” unit amounts (which had been used since 1999). The change in the method of calculation could, among other things, require additional MSA payments by Liggett of approximately $25,300, including interest, for 2001 through 2008, and require additional amounts in future periods because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA.

Liggett has objected to this retroactive change and has disputed the change in methodology. Liggett contends that the retroactive change from using “gross” to “net” unit amounts is impermissible for several reasons, including:

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

Litigation Challenging the MSA.  In litigation pending in federal court in New York, certain importers of cigarettes allege that the MSA and certain related New York statutes violate federal antitrust and constitutional law. The district court granted New York’s motion to dismiss the complaint for failure to state a claim. On appeal, the United States Court of Appeals for the Second Circuit held that if all of the allegations of the complaint were assumed to be true, plaintiffs had stated a claim for relief on antitrust grounds. On remand to the district court, in September 2004, the court denied plaintiffs’ motion to preliminarily enjoin the MSA and certain related New York statutes, but the court issued a preliminary injunction against an amendment to the “allocable share” provision of the New York escrow statute. In November 2008, the district court granted New York’s motion for summary judgment, dismissing all claims brought by the plaintiffs, and dissolving the preliminary injunction.

Additionally, in another proceeding pending in federal court in New York, plaintiffs seek to enjoin the statutes enacted by New York and other states in connection with the MSA on the grounds that the statutes violate the Commerce Clause of the United States Constitution and federal antitrust laws. In September 2005, the United States Court of Appeals for the Second Circuit held that if all of the allegations of the complaint were assumed to be true, plaintiffs had stated a claim for relief and that the New York federal court had jurisdiction over the other defendant states. In October 2006, the United States Supreme Court denied the petition of the attorneys general for writ of certiorari. Similar challenges to the MSA and MSA-related state statutes are pending in Kentucky, Arkansas, Kansas, Louisiana, Tennessee and Oklahoma. Liggett and the other cigarette manufacturers are not defendants in these cases.

In October 2008, Vibo Corporation, Inc., d/b/a General Tobacco (“Vibo”) commenced litigation in the United States District Court for the Western District of Kentucky against each of the Settling States and certain Participating Manufacturers. Vibo alleged, among other things, that the market share exemptions (i.e.:

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grandfathered shares) provided to certain SPMs under the MSA, including Liggett and Vector Tobacco, violate federal antitrust and constitutional law. On December 8, 2008, the court dismissed the complaint. On December 11, 2008, Vibo filed a declaratory judgment action in state court in California seeking a determination that the Amended Adherence Agreement it executed in November 2007 is consistent with the MSA and that the MSA’s “most favored nation” provisions are not triggered by the agreement. This matter is pending. Litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has not been successful to date.

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

Except for $2,500 accrued at December 31, 2008, in connection with the foregoing matters, no other amounts have been accrued in the accompanying condensed consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters or that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. For example, in addition to $540 awarded in the Davis case, plus legal fees, in June 2002, the jury in the Lukacs case, an individual case brought under the third phase of the Engle case, awarded compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. In November 2008, the court entered final judgment in favor of the plaintiff for $24,835, plus interest from June 11, 2002 which, as of December 31, 2008, exceeded $13,000. It is possible that additional cases could be decided unfavorably against Liggett. As a result of the Engle decision, approximately 9,620 former Engle class members commenced suit against Liggett and/or the Company and other cigarette manufacturers. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Matters:

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement was extended through 2014. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2008.

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

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2008	2007	2006

I. Cash paid during the period for:
Interest	$48,794	$30,491	$35,553
Income taxes	4,015	18,967	45,475
II. Non-cash investing and financing activities:
Issuance of stock dividend	314	287	271
Conversion of debt	—	—	70,000

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	RELATED PARTY TRANSACTIONS

In connection with the Company’s private offering of convertible notes in November 2004, in order to permit hedging transactions by the purchasers, the purchasers of the notes required a principal stockholder of the Company, who serves as the Chairman of the Company, to enter into an agreement granting the placement agent for the offering the right, in its sole discretion, to borrow up to 4,221,299 shares of common stock from this stockholder or an entity affiliated with him during a 30-month period through May 2007, subject to extension under various conditions, and that he agreed not to dispose of such shares during this period, subject to limited exceptions. In consideration for this stockholder agreeing to lend his shares in order to facilitate the Company’s offering and accepting the resulting liquidity risk, the Company agreed to pay him or an affiliate designated by him an annual fee, payable on a quarterly basis in cash or, by mutual agreement of the Company and this stockholder, shares of Common Stock, equal to 1% of the aggregate market value of 4,020,285 shares of Common Stock. In addition, the Company agreed to hold this stockholder harmless on an after-tax basis against any increase, if any, in the income tax rate applicable to dividends paid on the shares as a result of the share loan agreement. For the years ended December 31, 2008, 2007, and 2006, the Company recognized expense of $41, $504, and $1,207 for amounts payable to an entity affiliated with this stockholder under this agreement. This stockholder had the right to assign to one of the Company’s other principal stockholders, who serves as the Company’s President, some or all of his obligation to lend the shares under such agreement. In May 2006, this stockholder assigned to the other stockholder the obligation to lend 619,996 shares of Common Stock under the agreement.

In connection with the April 2005 placement of additional convertible notes, the Company entered into a similar agreement through May 2007 with this other principal stockholder, who is the President of the Company, with respect to 364,651 shares of common stock. For the years ended December 31, 2008, 2007, and 2006, the Company recognized expense of $0, $62, and $115, respectively, for amounts payable to an entity affiliated with this stockholder under this agreement and for the assigned obligation to lend shares.

In September 2006, the Company entered into an agreement with Ladenburg Thalmann Financial Services Inc. (“LTS”) pursuant to which the Company agreed to make available to LTS the services of the Company’s Executive Vice President to serve as the President and Chief Executive Officer of LTS and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, LTS had agreed to pay the Company an annual fee of $250 plus reimbursement of expenses and indemnify the Company. The agreement is terminable by either party upon 30 days’ prior written notice. Various executive officers and directors of the Company and New Valley serve as members of the Board of Directors of LTS. In December 2007, LTS and Vector amended the agreement to increase the amount of fees payable thereunder as follows: (i) a special management fee payment of $150 for 2007 (resulting in a total payment of $400 for 2007), (ii) an increase in the annual fee from $250 to $400, effective January 1, 2008 and (iii) an increase in the annual fee from $400 to $600, effective July 1, 2008 (payment of $500 for 2008). These amounts are recorded as a reduction to the Company’s operating, selling, administrative and general expenses. LTS paid compensation of $150 and $600 for 2008 and 2007, respectively, to each of the President of the Company, who serves as Vice Chairman of LTS, and to the Executive Vice President of the Company, who serves as President and CEO of LTS. (See Note 17.)

The Company’s President, a firm he serves as a consultant to, and affiliates of that firm received ordinary and customary insurance commissions aggregating approximately $221, $241, and $273 in 2008, 2007 and 2006, respectively, on various insurance policies issued for the Company and its subsidiaries and equity investees.

In October 2008, the Company acquired for $4,000 an approximate 11% interest in Castle Brands Inc., a publicly traded developer and importer of premium branded spirits. The Company’s Executive Vice President is serving as the interim President and Chief Executive Officer. In October 2008, the Company entered into an agreement with Castle where the Company agreed to make available the services of the Executive Vice President as well as other financial and accounting services. Castle paid the Company $22 for the year ended December 31, 2008

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the agreement and has agreed to pay the Company an annual fee of $100 per year beginning January 1, 2009.

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

The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value Measurements as of December 31, 2008
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$192,348	$192,348	$—	$—
Investment securities available for sale	28,518	20,627	7,891	—

Total	$220,866	$212,975	$7,891	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$77,245	$—	$—	$77,245

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The $7,891 of investment securities available for sale in Level 2 are not registered and therefore do not have direct market quotes.

The fair value of derivatives embedded within convertible debt were derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt as of December 31, 2008 are disclosed. (See Note 7.)

16.	PHILIP MORRIS BRAND TRANSACTION

In November 1998, the Company and Liggett granted Philip Morris options to purchase interests in Trademarks LLC which holds three domestic cigarette brands, L&M, Chesterfield and Lark, formerly held by Liggett’s subsidiary, Eve Holdings Inc.

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

On May 24, 1999, Trademarks borrowed $134,900 from a lending institution. The loan was guaranteed by Eve and is collateralized by a pledge by Trademarks of the three brands and Trademarks’ interest in the trademark license agreement (discussed below) and by a pledge by Eve of its Class B interest. In connection with the closing of the Class A option, Trademarks distributed the loan proceeds to Eve as the holder of the Class B interest. The cash exercise price of the Class B option and Trademarks’ redemption price were reduced by the amount distributed to Eve. Upon Philip Morris’ exercise of the Class B option or Trademarks’ exercise of its redemption right, Philip Morris and Trademarks released Eve from its guaranty. The Class B interest was entitled to a guaranteed payment of $500 each year with the Class A interest allocated all remaining income or loss of Trademarks.

Trademarks granted Philip Morris an exclusive license of the three brands for an 11-year term expiring May 24, 2010 at an annual royalty based on sales of cigarettes under the brands, subject to a minimum annual royalty payment of not less than the annual debt service obligation on the loan plus $1,000.

The Class B option became exercisable during the 90-day period beginning December 2, 2008 and was exercised by Philip Morris on February 19, 2009. This option entitled Philip Morris to purchase the Class B interest for $139,900, reduced by the amount previously distributed to Eve of $134,900. In connection with the exercise of the Class B option, Philip Morris paid to Eve $5,067 (including a pro-rata share of its guaranteed payment) and Eve was released from its guaranty.

See Note 10 regarding the settlement with the Internal Revenue Service relating to the Philip Morris brand transaction.

17.	NEW VALLEY CORPORATION

Investments in non-consolidated real estate businesses.  New Valley accounts for its 50% interests in Douglas Elliman Realty LLC, Koa Investors LLC, 16th & K Holdings LLC New Valley Oaktree Chelsea Eleven LLC and, prior to the fourth quarter of 2007, accounted for its approximate 20% interest in Ceebraid on the equity method. (See Note 1(k).) New Valley accounts for its investment in Aberdeen Townhomes LLC at cost. Douglas Elliman

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realty operates a residential real estate brokerage company in the New York metropolitan area. Koa Investors owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. 16th and K Holdings acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C. in August 2005, of which 90% was sold in March 2008.

The components of “Investments in non-consolidated real estate businesses” were as follows as of December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007

Douglas Elliman Realty LLC	$33,175	$31,893
16th and K Holdings LLC	—	3,838
Koa Investors LLC	—	—
Aberdeen Townhomes LLC	6,500	—
New Valley Oaktree Chelsea Eleven LLC	11,100	—

Investments in non-consolidated real estate businesses	$50,775	$35,731

Residential Brokerage Business.  New Valley recorded income of $11,833, $20,290, and $12,662 for the years ended December 31, 2008, 2007 and 2006, respectively, associated with Douglas Elliman Realty. Summarized financial information as of December 31, 2008 and 2007 and for the three years ended December 31, 2008 for Douglas Elliman Realty is presented below. New Valley’s equity income from Douglas Elliman Realty includes $1,465, $1,319, and $1,383, respectively, of interest income earned by New Valley on a subordinated loan to Douglas Elliman Realty, as well as increases to income resulting from amortization of negative goodwill which resulted from purchase accounting of $193, $316, and $427 and management fees of $800, $1,300 and $1,100 earned from Douglas Elliman for the years ended December 31, 2008, 2007, and 2006, respectively. New Valley received cash distributions from Douglas Elliman Realty LLC of $10,550, $8,878, and $6,119 for the years ended December 31, 2008, 2007 and 2006, respectively.

	December 31,	December 31,
	2008	2007

Cash	$22,125	$26,916
Other current assets	7,496	9,462
Property, plant and equipment, net	15,868	18,394
Trademarks	21,663	21,663
Goodwill	38,325	38,294
Other intangible assets, net	1,311	1,928
Other non-current assets	904	850
Notes payable — current	1,413	581
Current portion of notes payable to member - Prudential Real Estate Financial Services of America, Inc.	4,729	4,373
Current portion of notes payable to member — New Valley	4,729	625
Other current liabilities	23,294	26,579
Notes payable — long term	1,805	2,402
Notes payable to member — Prudential Real Estate Financial Services of America, Inc.	2,030	15,115
Notes payable to member — New Valley	2,030	8,583
Other long-term liabilities	6,939	6,599
Members’ equity	60,723	52,650

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2008	2007	2006

Revenues	$352,681	$405,595	$347,244
Costs and expenses	324,645	359,334	315,347
Depreciation expense	5,507	6,047	5,138
Amortization expense	298	448	410
Interest expense, net	3,228	4,308	5,705
Income tax expense	253	748	1,140

Net income	$18,750	$34,710	$19,504

Douglas Elliman Realty has been negatively impacted by the current downturn in the residential real estate market. The residential real estate market is cyclical and is affected by changes in the general economic conditions that are beyond Douglas Elliman Realty’s control. The U.S. residential real estate market, including the market in the New York metropolitan area where Douglas Elliman operates, is currently in a significant downturn due to various factors including downward pressure on housing prices, the impact of the recent contraction in the subprime and mortgage markets generally and an exceptionally large inventory of unsold homes at the same time that sales volumes are decreasing. The depth and length of the current downturn in the real estate industry has proved exceedingly difficult to predict. The Company cannot predict whether the downturn will worsen or when the market and related economic forces will return the U.S. residential real estate industry to a growth period.

All of Douglas Elliman Realty’s current operations are located in the New York metropolitan area. Local and regional economic and general business conditions in this market could differ materially from prevailing conditions in other parts of the country. Among other things, the New York metropolitan residential real estate market has been impacted by the significant decline in the financial services industry. A continued downturn in the residential real estate market or economic conditions in that region could have a material adverse effect on Douglas Elliman Realty.

Hawaiian Hotel.  New Valley incurred a loss of $750 for the year ended December 31, 2007, and income of $867 for the year ended December 31, 2006, associated with Koa Investors.

The income in the 2006 period related to the receipt of tax credits of $1,192 from the State of Hawaii offset by equity in the loss of Koa Investors of $325. New Valley received cash distributions from Koa Investors of $0, $0, and $1,192 (in the form of a tax credit) for the years ended December 31, 2008, 2007 and 2006, respectively.

In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82,000, which is nonrecourse to New Valley, at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57,000 construction loan and distributed a portion of the proceeds to its members, including $5,500 to New Valley. As a result of the refinancing, New Valley suspended its recognition of equity losses in Koa Investors to the extent such losses exceed its basis plus any commitment to make additional investments, which totaled $600 at the refinancing. In August 2006, New Valley contributed $925 to Koa in the form of $600 of the required contributions and $325 of discretionary contributions. Although New Valley was not obligated to fund any additional amounts to Koa Investors at December 31, 2006, New Valley made a $750 capital contribution in February 2007.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements to borrow up to $50,000 of senior and subordinated debt. In April 2006, Hotel LLC purchased for approximately $3,000 a building adjacent to the hotel to house various administrative and sales functions.

New Valley accounts for its interest in Hotel LLC under the equity method and recorded losses of $3,796, $2,344, and $2,147 for the years ended December 31, 2008, 2007 and 2006, respectively. The St. Regis Hotel, which was temporarily closed on August 31, 2006 for an extensive renovation, reopened in January 2008. Hotel LLC capitalized all costs other than management fees related to the renovation of the property during the renovation phase. New Valley received cash distributions from Hotel LLC of $1,000 for the year ended December 31, 2007.

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

In September 2007, Hotel LLC entered into an agreement to sell 90% of the St. Regis Hotel. In October 2007, Hotel LLC entered into an agreement to sell certain tax credits associated with the hotel. The sale closed in March 2008. In addition to retaining a 3% interest, net of incentives, in the St. Regis Hotel, New Valley received $16,406 in 2008 associated with the sale of the hotel. The Company anticipates receiving an additional $3,400 in various installments between 2009 and 2012. The Company recorded the $16,406 as an investing activity in the consolidated statement of cash flows. New Valley also recorded equity income of $16,363 in connection with the gain from the sale of the St. Regis because the amount received from 16th and K Holdings exceeded the Company’s basis in the investment and the Company has no legal obligation to make 785,289 additional investments to 16th and K Holdings.

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

In January 2009 the Company obtained an appraisal of the five town home residences and determined that the value of the properties, less estimated disposal costs, was approximately $3,500 less than their carrying value and recorded an impairment charge for $3,500. The reduction in value was attributed to the overall real estate market conditions in New York City at December 31, 2008.

Mortgages on four of the five Aberdeen town homes with a balance of approximately $29,125 matured on March 1, 2009 and have not been refinanced. The remaining mortgage with a balance of approximately $11,500 matures on September 30, 2009. Additionally in February 2009, the managing member of Aberdeen Townhomes gave notice that it is resigning as managing member. A subsidiary of New Valley will become the new managing member.

New Valley Oaktree Chelsea Eleven, LLC.  In September 2008, a subsidiary of New Valley purchased for $12,000 a 40% interest in New Valley Oaktree Chelsea Eleven, LLC (“New Valley Oaktree”). New Valley Oaktree lent $29,000 and contributed $1,000 for 29% of the capital in Chelsea Eleven LLC (“Chelsea”), which is developing a condominium project in Manhattan, New York. The development consists of 72 luxury residential units and one

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercial unit. Approximately 75% of the units are pre-sold and approximately $35,000 in deposits are held in escrow. The loan from New Valley Oaktree loan is subordinate to a $110,000 construction loan and a $24,000 mezzanine loan plus accrued interest. The loan from New Valley Oaktree to Chelsea bears interest at 60.25% per annum, compounded monthly, with $3,750 being held in an interest reserve, of which five payments of $300 were paid to New Valley on a monthly basis.

New Valley Chelsea is a variable interest entity; however, the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its investment in Chelsea is $12,000. This investment is being accounted for under the equity method. New Valley Chelsea operates as an investment vehicle for the Chelsea real estate development project. As of December 31, 2008, Chelsea had approximately $206,778 of total assets and $185,665 of total liabilities. No income has been recorded as all amounts have been capitalized in the construction project.

Mortgage receivable.  In March 2008, a subsidiary of New Valley purchased a loan secured by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena.” The loan, which is currently in foreclosure, was purchased for its $20,000 face value plus accrued interest and other costs of $1,445. The loan is being accounted for under the cost recovery method and the cost includes the purchase price and additional capitalized acquisition costs of $259. The borrowers are Escena-PSC, LLC and Palm Springs Classic, LLC, a joint venture of Lennar Homes of California, Inc. and Empire Land, LLC. Empire Land recently filed a Chapter 11 bankruptcy petition. Lennar Homes is an affiliate of Lennar Corporation. The loan collateral consists of 867 residential lots with site and public infrastructure, an 18-hole golf course, a substantially completed clubhouse, and a seven-acre site approved for a 450-room hotel.

In October 2007, the “as is” value of the land was appraised in excess of the outstanding value of the loan. The Company obtained an updated appraisal that valued the property at substantially less than the outstanding loan balance. The reduction in value was attributed to the overall real estate market conditions in California. Among other things, Lennar Corporation has a payment guaranty of up to 50% of the outstanding loan balance plus accrued interest as well as a guaranty to complete the development of the property. In order to calculate the fair market value of the investment, the Company utilized the most recent “as is” appraised value of the collateral, December 31, 2008, and estimated the value of Lennar Corporation’s completion and payment guaranties, less estimated costs to enforce the guaranties and dispose of the property. The Company applied a discount rate of 25% and a default rate of approximately 5.4% to the guarantor’s debt in valuing the guaranties. The Company believes that both rates approximated market conditions at December 31, 2008. Based on these estimates, the Company determined that the fair market value was less than the carrying amount of the mortgage receivable at December 31, 2008 by approximately $4,000. This determination was made because real estate values in Palm Springs declined significantly in 2008. Accordingly, a reserve was established for the decline in value and a charge of $4,000 was recorded for the year ended December 31, 2008 as a component of “Provision for loss on investments” in the Company’s consolidated statement of operations. The Company carried the loan on its consolidated balance sheet at its net basis of $17,704 as of December 31, 2008. Litigation is ongoing to enforce the Company’s rights under the loan documents. The parties are currently involved in settlement discussions.

Real Estate Market Conditions.  Because the real estate, capital and credit markets have continued to worsen, the Company will continue to perform additional assessments to determine the impact of the markets, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.

Ladenburg Thalmann Financial Services.  In February 2007, LTS entered into a Debt Exchange Agreement (the “Exchange Agreement”) with New Valley, the holder of $5,000 principal amount of its promissory notes due March 31, 2007. Pursuant to the Exchange Agreement, New Valley agreed to exchange the principal amount of its notes for LTS common stock at an exchange price of $1.80 per share, representing the average closing price of the LTS common stock for the 30 prior trading days ending on the date of the Exchange Agreement.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

18.	SEGMENT INFORMATION

The Company’s significant business segments for each of the three years ended December 31, 2008 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion, which are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s continuing operations before taxes and minority interests for the years ended December 31, 2008, 2007 and 2006 follows:

		Vector	Real	Corporate
	Liggett	Tobacco	Estate	and Other	Total

2008
Revenues	$562,660	$2,526	$—	$—	$565,186
Operating income (loss)	170,181	(8,331)	—	(26,546)	135,304
Equity income from non-consolidated real estate businesses	—	—	23,899	—	23,899
Identifiable assets	277,532	13,730	70,979	355,471	717,712
Depreciation and amortization	7,601	118	—	2,338	10,057
Capital expenditures	6,220	89	—	—	6,309

2007
Revenues	$551,687	$3,743	$—	$—	$555,430
Operating income (loss)	159,347	(9,896)	—	(23,947)	125,504
Equity income from non-consolidated real estate businesses	—	—	16,243	—	16,243
Identifiable assets	314,242	2,459	35,731	432,857	785,289
Depreciation and amortization	7,723	134	—	2,345	10,202
Capital expenditures	4,997	192	—	—	5,189

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Vector		Real	Corporate
	Liggett		Tobacco		Estate	and Other	Total

2006
Revenues	$499,468		$6,784		$—	$—	$506,252
Operating income (loss)	140,508	(1)	(13,971	)(1)	—	(25,508)	101,029	(1)
Equity income from non-consolidated real estate businesses	—		—		9,086	—	9,086
Identifiable assets	316,165		3,122		28,416	289,759	637,462
Depreciation and amortization	7,344		317		—	2,227	9,888
Capital expenditures	9,439		100		—	19	9,558

(1)	Includes a gain on sale of assets at Liggett of $2,217 and a loss on sale of assets of $7 at Vector Tobacco, restructuring and inventory impairment charges of $2,664 at Vector Tobacco and a reversal of restructuring charges of $116 at Liggett.

19. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Unaudited quarterly data for the years ended December 31, 2008 and 2007 are as follows:

	December 31,	September 30,	June 30,	March 31,
	2008(1)	2008(2)	2008	2008(3)

Revenues	$144,420	$145,601	$142,960	$132,205
Operating income	35,383	37,535	34,345	28,041
Net income applicable to common shares	$12,245	$14,827	$19,125	$14,307

Per basic common share(4):
Net income applicable to common shares	$0.18	$0.22	$0.29	$0.22

Per diluted common share(4):
Net income applicable to common shares	$0.09	$0.21	$0.23	$0.21

(1)	Fourth quarter 2008 net income applicable to common shares includes pre-tax impairment charges of $24,400 on long-term investments, $3,000 on investments held for sale and $3,500 on investments in non-consolidated real estate businesses.

(2)	Third quarter 2008 net income applicable to common shares includes pre-tax impairment charges on a mortgage receivable of $4,000 and long-term investments of $3,000.

(3)	First quarter 2008 net income applicable to common shares includes $12,000 of pre-tax income from the Company’s investment in the St. Regis hotel, which was sold in March 2008.

(4)	Per share computations include the impact of a 5% stock dividend paid on September 29, 2008. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007(1)	2007(2)

Revenues	$145,134	$136,053	$140,351	$133,892
Operating income	36,894	33,707	29,183	25,720
Net income applicable to common shares	$14,231	$15,064	$21,381	$23,127

Per basic common share(3):
Net income applicable to common shares	$0.21	$0.22	$0.32	$0.35

Per diluted common share(3):
Net income applicable to common shares	$0.21	$0.22	$0.31	$0.34

(1)	Second quarter 2007 net income applicable to common shares included an $8,121 pre-tax gain from the exchange of LTS notes.

(2)	First quarter of 2007 net income applicable to common shares included a $19,590 pre-tax gain from lawsuit settlement.

(3)	Per share computations include the impact of a 5% stock dividends paid on September 29, 2008 and September 28, 2007. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

20.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The 11% Senior Secured Notes due 2015, issued on August 16, 2007 by Vector, are fully and unconditionally guaranteed on a joint and several basis by all of the 100%-owned domestic subsidiaries of the Company that are engaged in the conduct of its cigarette businesses. (See Note 7.) The notes are not guaranteed by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley LLC. Presented herein are Condensed Consolidating Balance Sheets as of December 31, 2008 and 2007 and the related Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2008, 2007 and 2006 of Vector Group Ltd. (Parent/issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors). The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors would provide any additional information that would be material to investors making an investment decision.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

ASSETS:
Current assets:
Cash and cash equivalents	$200,066	$11,039	$—	$—	$211,105
Investment securities available for sale	28,440	—	78	—	28,518
Accounts receivable — trade	—	9,506	—	—	9,506
Intercompany receivables	1,938	—	—	(1,938)	—
Inventories	—	92,581	—	—	92,581
Deferred income taxes	3,304	338	—	—	3,642
Income taxes receivable	25,125	—	—	(25,125)	—
Other current assets	3,962	5,969	—	—	9,931

Total current assets	263,835	119,433	78	(27,063)	355,283
Property, plant and equipment, net	735	49,956	—	—	50,691
Mortgage receivable	—	—	17,704	—	17,704
Long-term investments accounted for at cost	50,332	—	786	—	51,118
Long-term investments accounted under the equity method	—	—	—	—	—
Investments in non- consolidated real estate businesses	—	—	50,775	—	50,775
Investments in consolidated subsidiaries	164,917	—	—	(164,917)	—
Restricted assets	3,845	2,710	—	—	6,555
Deferred income taxes	37,177	870	7,175	—	45,222
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	2,901	—	—	2,901
Other assets	16,295	13,657	—	—	29,952

Total assets	$536,136	$297,038	$76,518	$(191,980)	$717,712

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$72,299	$25,199	$—	$—	$97,498
Current portion of employee Benefits	28,420	—	—	—	28,420
Accounts payable	2,168	3,936	—	—	6,104
Intercompany payables	—	3	—	(3)	—
Accrued promotional expenses	—	10,131	—	—	10,131
Income taxes payable, net	—	10,754	26,174	(25,125)	11,803
Accrued excise and payroll taxes payable, net	—	7,004	—	—	7,004
Settlement accruals	—	20,668	—	—	20,668
Deferred income taxes	81,961	10,546	—	—	92,507
Accrued interest	9,612	—	—	—	9,612
Other current liabilities	—	20,017	910	(1,935)	18,992

Total current liabilities	194,460	108,258	27,084	(27,063)	302,739
Notes payable, long-term debt and other obligations, less current portion	191,007	19,294	—	—	210,301
Fair value of derivatives embedded within convertible debt	77,245	—	—	—	77,245
Non-current employee benefits	10,808	17,468	—	—	28,276
Deferred income taxes	28,573	20,125	109	—	48,807
Other liabilities	438	15,219	1,082	—	16,739

Total liabilities	502,531	180,876	28,275	(27,575)	684,107
Commitments and contingencies	—	—	—	—	—
Stockholders’ equity	33,605	116,674	48,243	(164,917)	33,605

Total liabilities and stockholders’ equity	$536,136	$297,038	$77,118	$(192,580)	$717,712

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Revenues	$—	$565,186	$—	$—	$565,186
Expenses:
Cost of goods sold	—	335,299	—	—	335,299
Operating, selling, administrative and general expenses	29,577	65,135	(129)	—	94,583
Management fee expense	—	7,940	—	(7,940)	—

Operating income (loss)	(29,577)	156,812	129	7,940	135,304
Other income (expenses):
Interest and dividend income	4,911	953	—	—	5,864
Interest expense	(60,172)	(2,163)	—	—	(62,335)
Changes in fair value of derivatives embedded within convertible debt	24,337	—	—	—	24,337
Provision for loss on investments	(24,900)	—	(7,500)	—	(32,400)
Equity income from non-consolidated real estate businesses	—	—	24,399	—	24,399
Equity income in consolidated subsidiaries	108,539	—	—	(108,539)	—
Management fee income	7,940	—	—	(7,940)	—
Other, net	(593)	—	(4)	—	(597)

Income before provision for income taxes	30,485	155,602	17,024	(108,539)	94,572
Income tax benefit (expense)	30,019	(57,056)	(7,031)	—	(34,068)

Net income	$60,504	$98,546	$9,993	$(108,539)	$60,504

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Revenues	$—	$555,430	$—	$—	$555,430
Expenses:
Cost of goods sold	—	337,079	—	—	337,079
Operating, selling, administrative and general expenses	25,974	65,835	1,158	—	92,967
Management fee expense	—	7,669	—	(7,669)	—
Restructuring and impairment charges	—	(120)	—	—	(120)

Operating income (loss)	(25,974)	144,967	(1,158)	7,669	125,504
Other income (expenses):
Interest and dividend income	13,618	1,406	—	(5,127)	9,897
Interest expense	(43,217)	(7,672)	—	5,127	(45,762)
Changes in fair value of derivatives embedded within convertible debt	(6,109)	—	—	—	(6,109)
Provision for loss on investments, net	—	—	(1,216)	—	(1,216)
Gain from conversion of LTS notes	—	—	8,121	—	8,121
Equity income from non-consolidated real estate businesses	—	—	16,243	—	16,243
Income from lawsuit settlement	—	—	20,000	—	20,000
Equity income in consolidated subsidiaries	111,400	—	—	(111,400)	—
Management fee income	7,669	—	—	(7,669)	—
Other, net	(107)	—	32	—	(75)

Income before provision for income taxes	57,280	138,701	42,022	(111,400)	126,603
Income tax benefit (expense)	16,523	(52,604)	(16,719)	—	(52,800)

Net income	$73,803	$86,097	$25,303	$(111,400)	$73,803

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Revenues	$—	$506,252	$—	$—	$506,252
Expenses:
Cost of goods sold	—	315,163	—	—	315,163
Operating, selling, administrative and general expenses	27,901	62,064	868	—	90,833
Management fee expense	—	7,338	—	(7,338)	—
Gain on sale of assets	—	(2,210)	—	—	(2,210)
Restructuring and impairment charges	—	1,437	—	—	1,437

Operating income (loss)	(27,901)	122,460	(868)	7,338	101,029
Other income (expenses):
Interest and dividend income	18,132	965	—	(10,097)	9,000
Interest expense	(33,206)	(14,667)	—	10,097	(37,776)
Changes in fair value of derivatives embedded within convertible debt	112	—	—	—	112
Loss on extinguishment of Debt	(16,166)	—	—	—	(16,166)
Gain on investments, Net	2,869	—	150	—	3,019
Equity income from non-consolidated real estate businesses	—	—	9,086	—	9,086
Equity income in consolidated subsidiaries	74,278	—	—	(74,278)	—
Management fee income	7,338	—	—	(7,338)	—
Other, net	131	—	45	—	176

Income (loss) before provision for income taxes	25,587	108,758	8,413	(74,278)	68,480
Income tax benefit (expense)	17,125	(39,452)	(3,441)	—	(25,768)

Net income	$42,712	$69,306	$4,972	$(74,278)	$42,712

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Net cash provided by operating activities	$82,821	$125,279	$7,415	$(124,250)	$91,265

Cash flows from investing activities:
Proceeds from sale of businesses and assets	—	452	—	—	452
Purchase of investment securities	(6,411)	—	—	—	(6,411)
Proceeds from sale or liquidation of long-term investments	8,334	—	—	—	8,334
Purchase of long-term investments	—	—	(51)	—	(51)
Purchase of mortgage receivable	—	—	(21,704)	—	(21,704)
Purchase of Castle Brands equity	(4,250)	—	—	—	(4,250)
Investment in non-consolidated real estate businesses	—	—	(22,000)	—	(22,000)
Distributions from non-consolidated real estate businesses	—	—	19,393	—	19,393
Increase in cash surrender value of life insurance policies	(500)	(438)	—	—	(938)
Decrease in non-current restricted assets	(1,465)	1,054	—	—	(411)
Investments in subsidiaries	(21,747)	—	—	21,747	—
Capital expenditures	—	(6,309)	—	—	(6,309)

Net cash used in investing activities	(26,039)	(5,241)	(24,362)	21,747	(33,895)

Cash flows from financing activities:
Proceeds from debt	—	2,831	—	—	2,831
Repayments of debt	—	(6,329)	—	—	(6,329)
Deferred financing charges	(137)	—	—	—	(137)
Borrowings under revolver	—	531,251	—	—	531,251
Repayments on revolver	—	(526,518)	—	—	(526,518)
Capital contributions received	—	4,800	16,947	(21,747)	—
Intercompany dividends paid	—	(124,250)	—	124,250	—
Dividends and distributions on common stock	(103,870)	—	—	—	(103,870)
Proceeds from exercise of Vector options and warrants	86	—	—	—	86
Excess tax benefit of options exercised	18,304	—	—	—	18,304

Net cash (used in) provided by financing activities	(85,617)	(118,215)	16,947	102,503	(84,382)

Net decrease in cash and cash equivalents	(28,835)	1,823	—	—	(27,012)
Cash and cash equivalents, beginning of period	228,901	9,216	—	—	238,117

Cash and cash equivalents, end of period	$200,066	$11,039	$—	$—	$211,105

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Net cash provided by (used in) operating activities	$115,616	$80,376	$30,549	$(117,343)	$109,198

Cash flows from investing activities:
Proceeds from sale of businesses and assets	—	917	—	—	917
Purchase of investment securities	(6,571)	—	—	—	(6,571)
Proceeds from sale or liquidation of long-term investments	—	—	71	—	71
Purchase of long-term investments	(40,000)	—	(91)	—	(40,091)
(Increase) decrease in restricted assets	(521)	29	—	—	(492)
Investments in non-consolidated real estate businesses	—	—	(750)	—	(750)
Investments in subsidiaries	(39,150)	—	—	39,150	—
Distributions from non-consolidated real estate businesses	—	—	1,000	—	1,000
Receipt of repayment of notes receivable	4,000	—	—	(4,000)	—
Capital expenditures	—	(5,189)	—	—	(5,189)
Increase in cash surrender value of life insurance policies	(460)	(378)	—	—	(838)

Net cash (used in) provided by investing activities	(82,702)	(4,621)	230	35,150	(51,943)

Cash flows from financing activities:
Proceeds from issuance of debt	165,000	9,576	—	—	174,576
Repayments of debt	—	(45,200)	—	4,000	(41,200)
Deferred financing charges	(9,863)	(122)	—	—	(9,985)
Borrowings under revolver	—	537,746	—	—	537,746
Repayments on revolver	—	(534,950)	—	—	(534,950)
Capital contributions received	—	39,150	—	(39,150)	—
Intercompany dividends paid	—	(86,536)	(30,807)	117,343	—
Dividends and distributions on common stock	(99,249)	—	—	—	(99,249)
Proceeds from exercise of Vector options and warrants	5,100	—	—	—	5,100
Tax benefit of options exercised	2,055	—	—	—	2,055

Net cash provided by (used in) financing activities	63,043	(80,336)	(30,807)	82,193	34,093

Net increase (decrease) in cash and cash equivalents	95,957	(4,581)	(28)	—	91,348
Cash and cash equivalents, beginning of year	132,944	13,797	28	—	146,769

Cash and cash equivalents, end of year	$228,901	$9,216	$—	$—	$238,117

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Net cash provided by (used in) operating activities	$137,372	$76,515	$6,415	$(174,287)	$46,015

Cash flows from investing activities:
Proceeds from sale of businesses and assets	—	1,486	—	—	1,486
Proceeds from sale or maturity of investment securities	29,725	—	682	—	30,407
Purchase of investment securities	(19,706)	—	—	—	(19,706)
Proceeds from sale or liquidation of long-term investments	—	—	326	—	326
Purchase of long-term investments	(35,000)	—	(345)	—	(35,345)
(Increase) decrease in restricted assets	94	(1,621)	—	—	(1,527)
Investments in non-consolidated real estate businesses	—	—	(9,850)	—	(9,850)
Receipt of repayment of notes receivable	5,825	—	—	(5,825)	—
Investments in subsidiaries	(7,435)	—	—	7,435	—
Capital expenditures	(19)	(9,539)	—	—	(9,558)
Increase in cash surrender value of life insurance policies	(520)	(378)	—	—	(898)

Net cash (used in) provided by investing activities	(27,036)	(10,052)	(9,187)	1,610	(44,665)

Cash flows from financing activities:
Proceeds from issuance of debt	110,000	8,146	—	—	118,146
Repayments of debt	(63,143)	(15,607)	—	5,825	(72,925)
Deferred financing charges	(5,180)	(100)	—	—	(5,280)
Borrowings under revolver	—	514,739	—	—	514,739
Repayments on revolver	—	(502,753)	—	—	(502,753)
Distributions on common stock	(90,138)	(79,533)	(94,754)	174,287	(90,138)
Capital contributions received	—	4,662	2,773	(7,435)	—
Proceeds from exercise of options and warrants	2,571	—	—	—	2,571

Net cash provided by (used in) financing activities	(45,890)	(70,446)	(91,981)	172,677	(35,640)

Net (decrease) increase in cash and cash equivalents	64,446	(3,983)	(94,753)	—	(34,290)
Cash and cash equivalents, beginning of year	68,498	17,780	94,781	—	181,059

Cash and cash equivalents, end of year	$132,944	$13,797	$28	$—	$146,769

VECTOR GROUP LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period

Year Ended December 31, 2008
Allowances for:
Doubtful accounts	$51	$—	$—	$51
Cash discounts	69	14,797	14,662	204
Deferred tax valuation allowance	16,835	—	896	15,939
Sales returns	3,700	2,364	2,064	4,000

Total	$20,655	$17,161	$17,622	$20,194

Year Ended December 31, 2007
Allowances for:
Doubtful accounts	$55	$—	$4	$51
Cash discounts	556	18,470	18,957	69
Deferred tax valuation allowance	17,731	—	896	16,835
Sales returns	3,651	1,806	1,757	3,700

Total	$21,993	$20,276	$21,614	$20,655

Year Ended December 31, 2006
Allowances for:
Doubtful accounts	$105	$—	$50	$55
Cash discounts	369	22,093	21,906	556
Deferred tax valuation allowance	19,957	—	2,226	17,731
Sales returns	5,194	398	1,941	3,651

Total	$25,625	$22,491	$26,123	$21,993