Form 10-Q
period 2009-03-31
VECTOR GROUP LTD
filed 2009-05-11
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2009

VECTOR GROUP LTD.
(Exact name of registrant as specified in its charter)

Delaware	1-5759	65-0949535
(State or other jurisdiction incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)
100 S.E. Second Street
Miami, Florida 33131
305/579-8000
(Address, including zip code and telephone number, including area code, of the principal executive offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes     ☒ No
     At May 11, 2009, Vector Group Ltd. had 66,514,825 shares of common stock outstanding.

VECTOR GROUP LTD.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. VECTOR GROUP LTD. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31,	December 31,
	2009	2008

ASSETS:
Current assets:
Cash and cash equivalents	$202,349	$211,105
Investment securities available for sale	24,496	28,518
Accounts receivable — trade	1,756	9,506
Inventories	91,546	92,581
Deferred income taxes	5,683	3,642
Restricted assets	3,229	—
Other current assets	6,364	9,931

Total current assets	335,423	355,283

Property, plant and equipment, net	48,927	50,691
Mortgage receivable, net	12,704	17,704
Long-term investments accounted for at cost	51,118	51,118
Investments in non-consolidated real estate businesses	44,058	50,775
Restricted assets	6,103	6,555
Deferred income taxes	48,850	45,222
Intangible asset	107,511	107,511
Prepaid pension costs	2,991	2,901
Other assets	25,541	29,952

Total assets	$683,226	$717,712

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$100,059	$97,498
Current portion of employee benefits	21,840	21,840
Accounts payable	5,957	6,104
Accrued promotional expenses	9,589	10,131
Income taxes payable, net	88,245	11,803
Accrued excise and payroll taxes payable, net	4,575	7,004
Settlement accruals	29,918	20,668
Deferred income taxes	14,105	92,507
Accrued interest	5,074	9,612
Other current liabilities	11,165	18,992

Total current liabilities	290,527	296,159

Notes payable, long-term debt and other obligations, less current portion	209,261	210,301
Fair value of derivatives embedded within convertible debt	77,548	77,245
Non-current employee benefits	35,690	34,856
Deferred income taxes	48,050	48,807
Other liabilities	16,577	16,739

Total liabilities	677,653	684,107

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 69,108,075 and 69,107,320 shares issued and 66,014,825 and and 66,014,070 shares outstanding	6,601	6,601
Additional paid-in capital	41,384	65,103
Retained earnings (accumulated deficit)	—	—
Accumulated other comprehensive loss	(29,555)	(25,242)
Less: 3,093,250 and 3,093,250 shares of common stock in treasury, at cost	(12,857)	(12,857)

Total stockholders’ equity	5,573	33,605

Total liabilities and stockholders’ equity	$683,226	$717,712

The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Revenues*	$121,216	$132,205

Expenses:
Cost of goods sold*	72,526	80,007
Operating, selling, administrative and general expenses	21,530	24,157
Gain on brand transaction	(5,000)	—
Restructuring charges	1,000	—

Operating income	31,160	28,041

Other income (expenses):
Interest and dividend income	150	1,971
Interest expense	(16,074)	(15,253)
Change in fair value of derivatives embedded within convertible debt	(303)	(2,444)
Impairment charges on investments	(8,500)	—
Equity (loss) income from non-consolidated real estate businesses	(995)	13,320
Other, net	—	(573)

Income before provision for income taxes	5,438	25,062
Income tax expense	2,338	10,755

Net income	$3,100	$14,307

Per basic common share:

Net income applicable to common shares	$0.04	$0.22

Per diluted common share:

Net income applicable to common shares	$0.04	$0.21

Cash distributions and dividends declared per share	$0.40	$0.38

*	Revenues and Cost of goods sold include excise taxes of $33,712 and $40,522, respectively.
The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance, December 31, 2008	66,014,070	$6,601	$65,103	$—	$(25,242)	$(12,857)	$33,605

Net income	—	—	—	3,100	—	—	3,100
Pension-related minimum liability adjustments, net of taxes	—	—	—	—	418	—	418
Forward contract adjustments, net of taxes	—	—	—	—	9	—	9
Unrealized loss on investment securities, net of taxes	—	—	—	—	(4,740)	—	(4,740)

Total other comprehensive income	—	—	—	—	—	—	(4,313)

Total comprehensive loss	—	—	—	—	—	—	(1,213)

Distributions and dividends on common stock	—	—	(24,605)	(3,100)	—	—	(27,705)
Exercise of options	755	—	10	—	—	—	10
Amortization of deferred compensation	—	—	876	—	—	—	876

Balance, March 31, 2009	66,014,825	$6,601	$41,384	$—	$(29,555)	$(12,857)	$5,573

The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Net cash provided by operating activities	$21,088	$14,159

Cash flows from investing activities:
Purchase of investment securities	—	(5,182)
Proceeds from sale or liquidation of long-term investments.	908	10
Purchase of mortgage receivable	—	(21,445)
Distributions from non-consolidated real estate businesses.	1,182	15,822
Increase in cash surrender value of life insurance policies	(356)	(143)
Decrease (increase) in non-current restricted assets	452	(109)
Capital expenditures	(803)	(1,227)

Net cash provided by (used in) investing activities	1,383	(12,274)

Cash flows from financing activities:
Proceeds from debt issuance	10	—
Repayments of debt	(1,604)	(1,501)
Deferred financing charges	—	(99)
Borrowings under revolver	123,724	128,429
Repayments on revolver	(123,291)	(121,303)
Dividends and distributions on common stock	(30,076)	(26,717)
Proceeds from exercise of options	10	14

Net cash used in financing activities	(31,227)	(21,177)

Net decrease in cash and cash equivalents	(8,756)	(19,292)
Cash and cash equivalents, beginning of period	211,105	238,117

Cash and cash equivalents, end of period	$202,349	$218,825

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
Liggett is engaged in the manufacture and sale of cigarettes in the United States. Vector Tobacco is engaged in the marketing of low nicotine and nicotine-free cigarette products and the development of reduced risk cigarette products. New Valley is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties.
The interim condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company’s consolidated financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
     (b) Distributions and Dividends on Common Stock:
The Company records distributions on its common stock as dividends in its condensed consolidated statement of stockholders’ equity to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in capital.
     (c) Earnings Per Share (“EPS”):
Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 29, 2008. All per share amounts have been presented as if the stock dividends had occurred on January 1, 2008.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The Company has stock option awards which provide for common stock dividends at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. As a result, in its calculation of basic EPS for the three ended March 31, 2009 and 2008, the Company has adjusted its net income for the effect of its participating securities as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Net income	$3,100	$14,307
Income attributable to participating securities	(142)	(678)

Net income available to common stockholders	$2,958	$13,629

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
Basic and diluted EPS were calculated using the following shares for the three months ended March 31, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Weighted-average shares for basic EPS	65,802,907	62,971,920
Plus incremental shares related to stock options	16,205	1,646,786

Weighted-average shares for fully diluted EPS	65,819,112	64,618,706

The Company’s non-vested restricted share grants contain rights to receive forfeitable dividends, and thus are not participating securities requiring the two class method of computing EPS.
The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three months ended March 31, 2009 and 2008 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Number of stock options	632,378	226,741

Weighted-average exercise price	$18.31	$24.26

Weighted-average shares of non- vested restricted stock	211,314	73,041

Weighted-average expense per share	$17.12	$17.82

Weighted-average number of shares issuable upon conversion of debt	12,932,556	12,932,556

Weighted-average conversion price	$17.16	$17.16

     (d) Comprehensive Income:
Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. The Company’s comprehensive loss was $1,213 for the three months ended March 31, 2009 and the Company’s comprehensive income was $10,981 for the same period in 2008.
     (e) Fair Value of Derivatives Embedded within Convertible Debt:
The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of the Company’s embedded derivatives was between $78,879 and $76,266. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $77,548 as of March 31, 2009. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 6.)
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
The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending tobacco-related litigation or the costs of defending such cases, and the Company has not provided any amounts in its consolidated financial statements for unfavorable outcomes, if any, except in the Davis case. Litigation is subject to many uncertainties, and it is possible that the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.
     (h) Restricted Stock Award:
On April 7, 2009, the President of the Company was awarded a restricted stock grant of 500,000 shares of Vector’s common stock pursuant to Vector’s Amended and Restated 1999 Long-Term Incentive Plan. Under the terms of the award, one-fifth of the shares vest on September 15, 2010, with an additional one-fifth vesting on each of the four succeeding one-year anniversaries of the first vesting date through September 15, 2014. In the event that his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The fair market value of the restricted shares on the date of grant was $6,468 which will be amortized over the vesting period as a charge to compensation expense.
     (i) New Accounting Pronouncements:
On January 1, 2008, Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and financial liabilities became effective for the Company. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. On January 1, 2009, the Company adopted SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The provisions of SFAS No. 157 were applied when the fair value measurement of two nonfinancial assets and one nonfinancial liability resulted in an impairment as of March 31, 2009. (See Note 11.)
On January 1, 2009, SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations” and FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” became effective for the Company. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. The standard did not have a material impact on the Company’s condensed consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
On January 1, 2009, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” became effective for the Company. SFAS No. 161 seeks qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 also seeks enhanced disclosure around derivative instruments in financial statements, accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how hedges affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material impact on the Company’s condensed consolidated financial statements.
On January 1. 2009, FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) became effective for the Company. The adoption of FSP No. APB 14-1 had no impact on the Company’s condensed consolidated financial statements.
On January 1, 2009, FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1) became effective for the Company. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 had no impact on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly”. FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The guidance is effective for financial statement purposes for interim and annual financial statements issued for fiscal periods ending after June 15, 2009. The Company will adopt the provisions of FSP FAS No. 157-4 effective April 1, 2009, which the Company does not expect to have a material impact on the condensed consolidated financial statements.
In April 2009, FASB issued FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and FAS No. 124-2”). FSP FAS No. 115-2 and FAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS No. 115-2 and FAS No. 124-2 will be effective for interim and annual reporting periods that end after June 15, 2009. The Company will adopt the provisions of FSP FAS No. 115-2 and FAS No. 124-2 effective April 1, 2009, which the Company does not expect to have a material impact on the condensed consolidated financial statements.
In April 2009, FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”). FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009. The Company will adopt the disclosure requirements in the June 30, 2009 condensed consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
In December 2008, the FASB issued FSP SFAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans. The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will adopt the new disclosure requirements in the 2009 annual reporting period.
2. RESTRUCTURING
In March 2009, Vector Tobacco eliminated nine full-time positions in connection with the decision by the Company’s Board of Directors in 2006 to discontinue the genetics operation and not to pursue FDA approval of QUEST as a smoking cessation aide, due to the projected significant additional time and expense involved in seeking such approval.
The Company recognized pre-tax restructuring charges of $1,000, during the first quarter of 2009. The restructuring charges primarily related to employee severance and benefit costs.
The only remaining component of the 2004 Liggett Vector Brands restructuring at March 31, 2009 and December 31, 2008 was contract termination and exit costs of $418 and $461, respectively. Approximately $43 was utilized during the three months ended March 31, 2009.
3. INVESTMENT SECURITIES AVAILABLE FOR SALE
Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of income taxes. The components of investment securities available for sale at March 31, 2009 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Marketable equity securities	$28,957	$2,893	$(7,354)	$24,496

Investment securities available for sale as of March 31, 2009 and December 31, 2008 include the following:
•	13,888,889 shares of Ladenburg Thalmann Financial Services Inc. common stock, carried at $7,361 and $10,000, respectively;

•	5,057,110 shares of Opko Health Inc. common stock, carried at $4,956 and $8,193, respectively; and

•	2,259,796 shares of Cardo Medical, Inc. common stock, carried at $3,389 and $3,277, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
In October 2008, the Company purchased 320,000 shares of Castle Brands, Inc. (“Castle Brands”) Series A Convertible Preferred Stock for $4,000. Castle Brands is a publicly traded developer and importer of premium branded spirits. The purchase was accounted for at historical cost and included with “Other Assets” on the condensed balance sheet at December 31, 2008. In January 2009, the Series A Preferred Stock of Castle Brands were converted into 11,428,576 shares of Common Stock. Effective with the conversion, the Castle Brands shares have been accounted for as an investment held for sale. These shares were carried at $2,286 as of March 31, 2009.
4. INVENTORIES
Inventories consist of:

	March 31,	December 31,
	2009	2008

Leaf tobacco	$50,479	$48,880
Other raw materials	5,908	5,128
Work-in-process	839	314
Finished goods	45,711	46,202

Inventories at current cost	102,937	100,524
LIFO adjustments	(11,391)	(7,943)

	$91,546	$92,581

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At March 31, 2009, Liggett had leaf tobacco purchase commitments of approximately $21,500. There were no leaf tobacco purchase commitments at Vector Tobacco at that date. During 2007, the Company entered into a single source supply agreement for fire safe cigarette paper through 2012.
The Company capitalizes the incremental prepaid cost of the Master Settlement Agreement in ending inventory. For the three months ended March 31, 2009 and 2008, the Company’s MSA expense was increased by approximately $650 for 2008 and reduced by approximately $1,300 for 2007, respectively, as a result of a change in estimate to the MSA assessment.
LIFO inventories represent approximately 96% and 95% of total inventories at March 31, 2009 and December 31, 2008, respectively.
5. LONG-TERM INVESTMENTS
Long-term investments consist of investments in the following:

	March 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Investment partnerships accounted for at cost	$51,118	$54,640	$51,118	$54,997

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
The changes in the fair value of these investments as of March 31, 2009 were as follows:

Investment
Partnerships
Accounted for
at Cost

Balance as of January 1, 2009	$54,997
Unrealized loss on long-term investments	(357)
Realized loss on long-term investments	—

Balance as of March 31, 2009	$54,640

The changes in the fair value of these investments as of March 31, 2008 were as follows:

	Investment	Investment
	Partnerships	Partnerships
	Accounted for at	Accounted for on
	Cost	the Equity Method

Balance as of January 1, 2008	$89,007	$10,495
Unrealized loss on long-term investments	(2,034)	(675)
Realized loss on long-term investments	—	(567)

Balance as of March 31, 2008	$86,973	$9,253

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
6. NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consist of:

	March 31,	December 31,
	2009	2008

Vector:
11% Senior Secured Notes due 2015	$165,000	$165,000
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $83,888 and $83,993*	26,112	26,007
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $36,989 and $39,565*	74,875	72,299

Liggett:
Revolving credit facility	19,948	19,515
Term loan under credit facility	7,155	7,290
Equipment loans	7,273	8,307

V.T. Aviation:
Note payable	4,924	5,266

VGR Aviation:
Note payable	3,963	4,053

Other	70	62

Total notes payable, long-term debt and other obligations	309,320	307,799
Less:
Current maturities	(100,059)	(97,498)

Amount due after one year	$209,261	$210,301

*	The fair value of the derivatives embedded within the 3.875% Variable Interest Senior Convertible Debentures ($53,581 at March 31, 2009 and $51,829 at December 31, 2008) and the 5% Variable Interest Senior Convertible Notes ($23,967 at March 31, 2009 and $25,416 at December 31, 2008) is separately classified as a derivative liability in the condensed consolidated balance sheets.
11% Senior Secured Notes due 2015 — Vector:
In August 2007, the Company sold $165,000 in 11% Senior Secured Notes due 2015 (the “Senior Secured Notes”) in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. On May 28, 2008, the Company completed an offer to exchange the Senior Secured Notes for an equal amount of newly issued 11% Senior Secured Notes due 2015. The new Senior Secured Notes have substantially the same terms as the original notes, except that the new Senior Secured Notes have been registered under the Securities Act.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the indenture.

	Indenture	March 31,	December 31,
Covenant	Requirement	2009	2008

Consolidated EBITDA, as defined	$50,000	$157,035	$154,053
Leverage ratio, as defined	<3.0 to 1	0.2 to 1	0.1 to 1
Secured leverage ratio, as defined	<1.5 to 1	Negative	Negative
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
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s variable interest senior convertible debt for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

3.875% convertible debentures	$112	$90
5% convertible notes	1,657	1,188

Interest expense associated with embedded derivatives	$1,769	$1,278

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

3.875% convertible debentures	$(1,752)	$(3,250)
5% convertible notes	1,449	806

Loss on changes in fair value of derivatives embedded within convertible debt	$(303)	$(2,444)

The following table reconciles the fair value of derivatives embedded within convertible debt at March 31, 2009.

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total

Balance at December 31, 2008	$51,829	$25,416	$77,245
Loss (gain) from changes in fair value of embedded derivatives	1,752	(1,449)	303

Balance at March 31, 2009	$53,581	$23,967	$77,548

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Beneficial Conversion Feature on Variable Interest Senior Convertible Debt:
A summary of non-cash interest expense associated with the amortization of the debt discount created by the beneficial conversion feature on the Company’s variable interest senior convertible debt for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Amortization of beneficial conversion feature:

3.875% convertible debentures	$(7)	$(8)
5% convertible notes	919	656

Interest expense associated with beneficial conversion feature	$912	$648

Unamortized Debt Discount:
The following table reconciles unamortized debt discount at March 31, 2009:

	3.875%	5%
	Convertible	Convertible
	Debentures	Notes	Total

Balance at December 31, 2008	$83,993	$39,565	$123,558
Amortization of embedded derivatives	(112)	(1,657)	(1,769)
Amortization of beneficial conversion feature	7	(919)	(912)

Balance at March 31, 2009	$83,888	$36,989	$120,877

Revolving Credit Facility — Liggett:
Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $19,948 was outstanding at March 31, 2009. Availability as determined under the facility was approximately $12,900 based on eligible collateral at March 31, 2009.
5% Variable Interest Senior Convertible Notes Due November 2011:
Between November 2004 and April 2005, the Company sold $111,864 of its 5% Variable Interest Senior Convertible Notes due November 15, 2011 (the “5% Notes”). The Company must redeem 12.5% of the total aggregate principal amount of the 5% Notes outstanding on November 15, 2009. In addition to such redemption amount, the Company will also redeem on November 15, 2009 and at the end of each interest accrual period thereafter an additional amount, if any, of the 5% Notes necessary to prevent the 5% Notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. The holders of the 5% Notes will have the option on November 15, 2009 to require the Company to repurchase some or all of their remaining 5% Notes. The redemption price for such redemptions will equal 100% of the principal amount of the 5% Notes plus accrued interest. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the 5% Notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make-whole premium”.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
6.75% Variable Interest Senior Convertible Notes due 2014:
On May 11, 2009, the Company issued in a private placement $50,000 of Variable Interest Senior Convertible Notes due 2014. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. The Company will use the net proceeds of the offering for general corporate purposes. The notes will pay interest (“Total Interest”) on a quarterly basis at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 6.75% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price of $15.04 per share is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on November 15, 2014. The Company will redeem on May 11, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest.
The purchaser of these notes is an entity affiliated with Dr. Phillip Frost, who, prior to the consummation of the sale, may have been deemed to beneficially own approximately 8.1% of the Company’s common stock.
Scheduled Maturities:
Scheduled maturities of long-term debt as of March 31, 2009 are as follows:

		Unamortized
	Principal	Discount	Net
Year Ending December 31:
2009	135,922	36,989	98,933
2010	4,422	—	4,422
2011	16,126	8,389	7,737
2012	103,211	75,499	27,712
2013	5,516	—	5,516
Thereafter	165,000	—	165,000

Total	$430,197	$120,877	$309,320

The scheduled maturities of $135,922 (principal amount) in 2009 include $97,881 (principal amount), which may be required to be redeemed in 2009 in accordance with the terms of its 5% Notes. The scheduled maturities of $103,211 (principal amount) in 2012 reflect $99,000 (principal amount), which may be required to be redeemed in 2012 in accordance with the terms of its 3.875% Variable Interest Senior Convertible Debentures due 2026.
The Company believes that it will continue to meet its liquidity requirements through the next 12 months. The Company’s corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months include cash interest expense of approximately $53,500, dividends on its outstanding common shares (currently at an annual rate of approximately $116,500), a payment of a retirement benefit under its Supplemental Retirement Plan (“SERP”) in July 2009 to its former Executive Chairman of approximately $20,900, the mandatory redemption by November 15, 2009 of approximately $12,600 of the outstanding principal amount of its 5% Notes, and the possible redemption of an additional approximately $88,250 principal amount of the 5% Notes as a result of an option by the holders to require the Company to repurchase some or all of the remaining principal amount of the 5% Notes on November 15, 2009, and other corporate expenses and taxes, including a tax payment of approximately $75,500 in connection with the Philip Morris brands transaction.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, the Company had cash and cash equivalents of approximately $202,000, investment securities available for sale of approximately $24,500, long-term investments with an estimated value of approximately $55,000 and availability under Liggett’s credit facility of approximately $12,900 at March 31, 2009. Management currently anticipates that these amounts, as well as expected cash flows from its operations and the proceeds from the private placement in May 2009 of convertible notes, should be sufficient to meet the Company’s liquidity needs over the next 12 months.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
In the event the Company’s existing cash and cash equivalents, cash flows from operations and the proceeds from the private placement are not sufficient to meet its liquidity needs over the next 12 months, the Company has the ability to take other actions to provide the liquidity needed over the next 12 months. These actions may include, among other things, additional debt or equity financing, which in the current economic environment may not be available or may only be available at an increased cost; incenting the holders of its 5% Notes, prior to November 15, 2009, when the holders have the option to require redemption of their Notes, to convert such Notes or to modify the optional redemption terms, through issuance of additional shares of its common stock or cash payments; modifying its dividend policy (which would also reduce the amount of cash interest due on the Company’s convertible debt); and selling some or all of its investment securities and long-term investments, the proceeds from which may be impacted by the Company’s ability to liquidate such investments. No assurances can be provided that the above measures can be achieved.
7. EMPLOYEE BENEFIT PLANS
Defined Benefit and Postretirement Plans:
Net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the three months ended March 31, 2009 and 2008 consists of the following:

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008

Service cost — benefits earned during the period	$330	$1,035	$4	$4
Interest cost on projected benefit obligation	2,346	2,381	142	148
Expected return on plan assets	(1,954)	(3,036)	—	—
Amortization of prior service cost	200	350	—	—
Amortization of net actuarial loss	534	25	(41)	(45)

Net expense	$1,456	$755	$105	$107

The increase of $701 in the Company’s pension expense for the three months ended March 31, 2009 was the result of increased defined benefit expense at the Liggett segment of approximately $1,600 due primarily to the amortization of losses experienced in 2008 on the investment portfolio underlying Liggett’s defined benefit plans. The amount was offset by lower expenses of approximately $900 at the corporate segment due to the retirement of our former Executive Chairman on December 30, 2008. The Company did not make contributions to its pension benefits plans for the three months ended March 31, 2009 and does not anticipate making any contributions to such plans in 2009. The Company anticipates paying approximately $750 in other postretirement benefits in 2009.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
8. CONTINGENCIES
Tobacco-Related Litigation:
Overview
Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health purporting to be brought on behalf of a class of individual plaintiffs cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring as well as cases alleging the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. Liggett incurred legal expenses and other litigation costs totaling approximately $1,387 and $1,363, for the three months ended March 31, 2009 and 2008 respectively.
The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as discussed elsewhere in this note: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.
Individual Actions
As of March 31, 2009, there were 39 individual cases pending against Liggett and/or the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. In addition, there were approximately 3,200 Engle progeny cases (defined below) pending against Liggett and/or the Company, in state and federal courts in Florida, and approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of individual cases by state that are pending against Liggett or its affiliates as of March 31, 2009 (excluding Engle progeny cases and the cases consolidated in West Virginia):

Number
State	of Cases
Florida	14
New York	10
Louisiana	5
Maryland	4
West Virginia	2
District of Columbia	1
Mississippi	1
Missouri	1
Ohio	1

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Liggett Only Cases. There are currently six cases pending where Liggett is the only tobacco company defendant. In April 2004, in Davis v. Liggett Group, a Florida state court jury awarded compensatory damages of $540 against Liggett, plus interest. In addition, the court awarded plaintiff’s counsel legal fees of $752. Liggett appealed both the compensatory and the legal fee awards. In October 2007, the compensatory award was affirmed by the Fourth District Court of Appeal and, thereafter, was paid by Liggett. In March 2008, the Fourth District Court of Appeal reversed and remanded the legal fee award for further proceedings in the trial court. The Company has accrued approximately $1,499 for plaintiff’s claim for attorneys’ fees and costs. In Ferlanti v. Liggett Group, in February 2009, a Florida state court jury awarded compensatory damages of $1,200 against Liggett, but found that the plaintiff was 40% at fault. Therefore, plaintiff was awarded $720 in compensatory damages plus $96 in expenses. Liggett has appealed the award. On May 1, 2009, the court granted plaintiff’s motion for an award of attorneys’ fees but the amount has yet to be determined. Punitive damages were not awarded. Although commenced as an Engle progeny case, this case was tried as an individual case after the jury found that plaintiff was not a member of the former Engle class. In Hausrath v. Philip Morris, a case pending in New York state court, plaintiffs recently dismissed all defendants other than Liggett. The other three individual actions, where Liggett is the only tobacco company defendant, are dormant.
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
In addition to the awards against Liggett in Davis and Ferlanti (described above), jury awards have also been returned against other cigarette manufacturers in recent years. The awards in these individual actions, often in excess of millions of dollars, are for both compensatory and punitive damages. There are several significant jury awards against other cigarette manufacturers which are currently on appeal.
Engle Progeny Cases. In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and/or the Company have been named in approximately 3,200 Engle progeny cases in both state and federal courts in Florida. Other cigarette manufacturers have also been named as defendants in most of these cases. These cases include approximately 8,750 plaintiffs, approximately 3,200 of whom have claims pending in federal court. Duplicate cases were filed in federal and state court on behalf of approximately 660 plaintiffs. The majority of the cases pending in federal court are stayed pending the outcome of an appeal to the United States Court of Appeals for the Eleventh Circuit of several district court orders in which it was found that the Florida Supreme Court’s decision in Engle was unconstitutional. The number of cases will likely increase as the courts may require multi-plaintiff cases to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties. There are approximately 45 Engle progeny cases currently scheduled for trial, or likely to be scheduled for trial, in 2009 and 2010. To date, three Engle progeny cases have gone to trial resulting in one plaintiff verdict and two defense verdicts. Liggett was not a party in these cases. For further information on the Engle case and on Engle progeny cases, see “Class Actions — Engle Case,” below.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Class Actions
As of March 31, 2009, there were seven actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including two alleged price fixing cases. Other cigarette manufacturers are also named in these actions. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the United States Court of Appeals for the Fifth Circuit, in Castano v. American Tobacco Co., Inc., reversed a federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.
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
In July 2006, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the class should be decertified prospectively, but preserved several of the trial court’s Phase I findings, including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) defendants concealed material information; (v) all defendants sold or supplied cigarettes that were defective; and (vi) all defendants were negligent. The Florida Supreme Court decision also allowed former class members to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damage issues, provided they file their individual lawsuits within one year from January 11, 2007, the date of the court’s mandate. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. As a result of the decision, approximately 8,750 former Engle class members filed suit against the Company and/or Liggett as well as other cigarette manufacturers.
In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Co., awarded $37,500 in compensatory damages, jointly and severally, in a case involving Liggett and two other cigarette manufacturers, which amount was subsequently reduced by the court. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle progeny case. In October 2008, plaintiff withdrew her request for punitive damages. In November 2008, the court entered final judgment in the amount of $24,835 (for which Liggett is 50% responsible), plus interest from June 2002 which as of March 31, 2009, was in excess of $13,000. In December 2008, defendants appealed the final judgment. Liggett and plaintiff have been in discussions regarding the posting of a bond for the appeal. In addition, plaintiff filed a motion seeking an award of attorneys’ fees from Liggett based on plaintiff’s prior proposal for settlement. All proceedings relating to the motion for attorneys’ fees are stayed pending a final resolution of appellate proceedings.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Other Class Actions. Smith v. Philip Morris (Kansas) is an action in which plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Class certification was granted in Smith in November 2001. Discovery is ongoing. In West Virginia, a jury verdict in a purported medical monitoring class action was entered in favor of all tobacco company defendants other than Liggett (Liggett was previously severed from the trial). There has been no further activity in this case.
Class action suits have been filed in a number of states against cigarette manufacturers, alleging, among other things, that use of the terms “light” and “ultra light” constitutes unfair and deceptive trade practices, among other things. One such suit, Schwab [McLaughlin] v. Philip Morris, pending in federal court in New York since 2004, sought to create a nationwide class of “light” cigarette smokers. In September 2006, the United States District Court for the Eastern District of New York certified the class. In April 2008, the United States Court of Appeals for the Second Circuit decertified the class. The case was returned to the trial court for further proceedings (see discussion of Cleary case below). In December 2008, the United States Supreme Court, in Altria Group Inc. v. Good, ruled that the Federal Cigarette Labeling and Advertising Act did not preempt the state law claims asserted by the plaintiffs and that they could proceed with their claims under the Maine Unfair Trade Practices Act. This ruling may result in additional class action cases in other states. Although Liggett is not a party in the Good case, an adverse ruling or commencement of additional “lights” related class actions could have a material adverse effect on the Company.
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
In June 1998, in Cleary v. Philip Morris, a putative class action was brought in Illinois state court on behalf of persons who were allegedly injured by: (i) defendants’ purported conspiracy to conceal material facts regarding the addictive nature of nicotine; (ii) defendants’ alleged acts of targeting their advertising and marketing to minors; and (iii) defendants’ claimed breach of the public’s right to defendants’ compliance with laws prohibiting the distribution of cigarettes to minors. Plaintiffs request that defendants be required to disgorge all profits unjustly received through their sale of cigarettes to plaintiffs and the class. In July 2006, the plaintiffs filed a motion for class certification. A class certification hearing occurred in September 2007 and the parties are awaiting a decision. Merits discovery is stayed pending a ruling by the court. In March 2009, plaintiffs filed a third amended complaint adding, among other things, allegations regarding defendants’ sale of “light” cigarettes. In April 2009, plaintiffs in 11 lights class actions, including Cleary and Schwab, moved to consolidate these 11 cases before Judge Weinstein in the Eastern District of New York in a multidistrict litigation.
In April 2001, in Brown v. American Tobacco Co., a California state court granted in part plaintiffs’ motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants’ cigarettes “during the applicable time period” and who were exposed to defendants’ marketing and advertising activities in California. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law. In October 2006, the plaintiffs filed a petition for review with the California Supreme Court, which was granted in November 2006. Oral argument was held on March 3, 2009 and a decision is expected in June 2009.
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
Governmental Actions
As of March 31, 2009, there were two Governmental Actions pending against Liggett, only one of which is active. The claims asserted in health care cost recovery actions vary. In these cases, the governmental entities typically assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Third-Party Payor Actions
As of March 31, 2009, there were two Third-Party Payor Actions pending against Liggett and other cigarette manufacturers. Third-Party Payor Actions typically have been filed by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. In Third-Party Payor Actions, plaintiffs seek damages for funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys’ fees. Although no specific amounts are provided, it is possible that requested damages against cigarette manufacturers in these cases might be in the billions of dollars.
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
In May 2008, in National Committee to Preserve Social Security and Medicare v. Philip Morris USA, a case pending in the United States District Court for the Eastern District of New York, plaintiffs commenced an action to recover twice the amount paid by Medicare for the health care services provided to Medicare beneficiaries to treat diseases allegedly attributable to smoking defendants’ cigarettes from May 21, 2002 to the present, for which treatment defendants’ allegedly were required to make payment under MSP. Defendants’ Motion to Dismiss and plaintiffs’ Motion for Partial Summary Judgment were filed in July 2008 and in March 2009, the court dismissed the case.
Upcoming Trials
There are currently approximately 45 Engle progeny cases that may be set for trial during 2009 and 2010. The Company and/or Liggett and other cigarette manufacturers are currently named as defendants in each of these cases. In addition, a trial has been scheduled in October 2009 in an individual action in Missouri where Liggett and other cigarette manufacturers are named as defendants. Trial dates are subject to change.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.4%, 2.5% and 2.5% of the total cigarettes shipped in the United States in 2006, 2007 and 2008, respectively. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. In April 2007, Liggett and Vector Tobacco paid $38,743 for their 2006 MSA obligations and in April 2008, paid $35,995 for their 2007 MSA obligations, having prepaid $34,500 of that amount in December 2007. In December 2008, Liggett and Vector Tobacco prepaid $34,000 of their 2008 MSA obligations and paid an additional $8,799 in April 2009 after withholding certain disputed amounts.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Certain MSA Disputes
In 2005, the independent auditor under the MSA calculated that Liggett owed $28,668 for its 2004 sales. In April 2005, Liggett paid $11,678 and disputed the balance, as permitted by the MSA. Liggett subsequently paid $9,304 of the disputed amount, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At March 31, 2009, included in “Other assets” on the Company’s consolidated balance sheet, was a noncurrent receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686 is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the independent auditor’s retroactive change from “gross” to “net” units in calculating MSA payments, which Liggett contends is improper, as discussed below. From their April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,949 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,950 relating to the retroactive change from “gross” to “net” units. From their April 2008 payment, Liggett and Vector Tobacco withheld approximately $4,000 for the 2007 NPM Adjustment and approximately $3,696 relating to the retroactive change from “gross” to “net” units. Vector Tobacco paid approximately $200 into the disputed payments account for the 2007 NPM Adjustment. From their April 2009 payment, Liggett and Vector Tobacco withheld approximately $6,100 relating to the 2008 NPM adjustment and approximately $3,300 relating to the retroactive change from “gross” to “net” units.
The following amounts have not been expensed in the accompanying consolidated financial statements as they relate to Liggett’s and Vector Tobacco’s claim for an NPM adjustment: $6,513 for 2003, $3,789 for 2004 and $800 for 2005.
NPM Adjustment. In March 2006, an economic consulting firm selected pursuant to the MSA rendered its final and non-appealable decision that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers for 2003. The economic consulting firm subsequently rendered the same decision with respect to 2004, 2005 and 2006. As a result, the manufacturers are entitled to potential NPM Adjustments to their 2003, 2004, 2005 and 2006 MSA payments. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that state or territory.
Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation has been filed in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. All 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable and 46 of those decisions are final and non-appealable. In response to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. The agreement provides for selection of the arbitration panel beginning October 1, 2009 and that the parties and the arbitrators will thereafter establish the schedule and procedures for the arbitration. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any potential 2003 NPM adjustment.. It is anticipated that the arbitration will begin in 2010. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.
Gross v. Net Calculations. In October 2004, the independent auditor notified Liggett and all other Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, had been recalculated using “net” unit amounts, rather than “gross” unit amounts (which had been used since 1999). The change in the method of calculation could, among other things, require additional MSA payments by Liggett of approximately $25,600, including interest, for 2001 through 2008, and require additional amounts in future periods because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA.
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
Litigation Challenging the MSA. In Freedom Holdings Inc. v. Cuomo, litigation pending in federal court in New York, certain importers of cigarettes allege that the MSA and certain related New York statutes violate federal antitrust and constitutional law. The district court granted New York’s motion to dismiss the complaint for failure to state a claim. On appeal, the United States Court of Appeals for the Second Circuit held that if all of the allegations of the complaint were assumed to be true, plaintiffs had stated a claim for relief on antitrust grounds. In January 2009, the district court granted New York’s motion for summary judgment, dismissing all claims brought by the plaintiffs, and dissolving the preliminary injunction. The plaintiffs have appealed.
In Grand River Enterprises Six Nations, Ltd. v. Pryor, another proceeding pending in federal court in New York, plaintiffs seek to enjoin the statutes enacted by New York and other states in connection with the MSA on the grounds that the statutes violate the Commerce Clause of the United States Constitution and federal antitrust laws. In September 2005, the United States Court of Appeals for the Second Circuit held that if all of the allegations of the complaint were assumed to be true, plaintiffs had stated a claim for relief and that the New York federal court had jurisdiction over the other defendant states. Discovery is pending. Similar challenges to the MSA and MSA-related state statutes are pending in Kentucky, Arkansas, Kansas, Louisiana, Tennessee and Oklahoma. Liggett and the other cigarette manufacturers are not defendants in these cases. Litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has not been successful to date.
In October 2008, Vibo Corporation, Inc., d/b/a General Tobacco (“Vibo”) commenced litigation in the United States District Court for the Western District of Kentucky against each of the Settling States and certain Participating Manufacturers. Vibo alleged, among other things, that the market share exemptions (i.e.: grandfathered shares) provided to certain SPMs under the MSA, including Liggett and Vector Tobacco, violate federal antitrust and constitutional law. In January 2009, the court issued a memorandum opinion and order granting the defendants’ motions and dismissing Vibo’s lawsuit. On December 11, 2008, Vibo filed a second complaint, seeking declaratory relief under the MSA, in California state court against the State of California and certain cigarette manufacturers, including Liggett and Vector Tobacco, seeking a determination that the proposed amendment to its agreement to join the MSA, under which it would no longer have to make certain MSA payments, did not trigger the MSA’s “most favored nation” provision. In March 2009, the OPMs and SPMs each filed motions for summary judgment which are pending.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Other State Settlements. The MSA replaces Liggett’s prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. Liggett’s agreements with these states remain in full force and effect, and Liggett made various payments to these states under the agreements. These states’ settlement agreements with Liggett contained most favored nation provisions which could reduce Liggett’s payment obligations based on subsequent settlements or resolutions by those states with certain other tobacco companies. Beginning in 1999, Liggett determined that, based on each of these four states’ settlements with United States Tobacco Company, Liggett’s payment obligations to those states had been eliminated. With respect to all non-economic obligations under the previous settlements, Liggett believes it is entitled to the most favorable provisions as between the MSA and each state’s respective settlement with the other major tobacco companies. Therefore, Liggett’s non-economic obligations to all states and territories are now defined by the MSA.
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
Except for $2,500 accrued at March 31, 2009, in connection with the foregoing matters, no other amounts have been accrued in the accompanying condensed consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. The previous demands by these states are substantially in excess of the $2,500 accrual, although there have been no substantive settlement discussions for several years. There can be no assurance that Liggett will resolve these matters or that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.
Cautionary Statement. Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. For example, in addition to $540 awarded in the Davis case, plus legal fees, and the $816 awarded in the Ferlanti case, plus legal fees, in June 2002, the jury in the Lukacs case, an individual case brought under the third phase of the Engle case, awarded compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. In November 2008, the court entered final judgment in favor of the plaintiff for $24,835, plus interest from June 11, 2002 which, as of March 31, 2009, exceeded $13,000. It is possible that additional cases could be decided unfavorably against Liggett. As a result of the Engle decision, approximately 8,750 former Engle class members commenced suit against Liggett and/or the Company and other cigarette manufacturers. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.
Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation, or could lead to multiple adverse decisions in the Engle progeny cases. An adverse verdict was rendered in one of the first three Engle progeny cases that have, to date, gone to trial. Liggett was not a defendant in this case. Management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its condensed consolidated financial statements for unfavorable outcomes. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual’s complaint against the tobacco industry seek money damages in an amount to be determined by a jury, plus punitive damages and costs.
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
Other Matters:
In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement was extended through 2014. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at March 31, 2009.
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
9. INCOME TAXES
Vector’s income tax rates for the three months ended March 31, 2009 and 2008 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction.
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
The Company’s current income taxes payable increased by approximately $75,500 and its current portion of deferred income taxes payable decreased by approximately $75,500 as a result of taxable income of approximately $197,000 from exercise by Philip Morris of an option associated with the brands transaction.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The Internal Revenue Service is auditing the Company’s 2005 tax year. The Company believes it has adequately reserved for any potential adjustments that may arise as a result of the audit.
10. NEW VALLEY
The components of “Investments in non-consolidated real estate businesses” were as follows as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Douglas Elliman Realty LLC	$30,552	$33,175
Aberdeen Townhomes LLC	3,000	6,500
New Valley Oaktree Chelsea Eleven LLC	10,506	11,100

Investments in non-consolidated real estate businesses	$44,058	$50,775

Residential Brokerage Business. New Valley recorded a loss of $1,195 and income of $1,337 for the three months ended March 31, 2009 and 2008, respectively, associated with Douglas Elliman Realty. New Valley’s income or loss includes 50% of Douglas Elliman’s net income or loss, as well as interest income earned by New Valley on a subordinated loan to Douglas Elliman Realty, increases to income resulting from management fees and other adjustments. New Valley received cash distributions from Douglas Elliman Realty LLC of $1,428 and $325 for the three months ended March 31, 2009 and 2008, respectively.
Summarized financial information for Douglas Elliman Realty for the three months ended March 31, 2009 and 2008 and as of March 31, 2009 and December 31, 2008 is presented below.

	March 31, 2009	December 31, 2008

Cash	$12,140	$22,125
Other current assets	6,849	7,496
Property, plant and equipment, net	14,877	15,868
Trademarks	21,663	21,663
Goodwill	38,330	38,325
Other intangible assets, net	1,246	1,311
Other non-current assets	911	904
Notes payable — current	571	1,413
Current portion of notes payable to member — Prudential Real Estate Financial Services of America, Inc.	4,729	4,729
Current portion of notes payable to member — New Valley	4,729	4,729
Other current liabilities	17,514	23,294
Notes payable — long term	715	1,805
Notes payable to member — Prudential Real Estate Financial Services of America, Inc.	995	2,030
Notes payable to member — New Valley	995	2,030
Other long-term liabilities	8,295	6,939
Members’ equity	57,473	60,723

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2009	2008

Revenues	$48,956	$81,363
Costs and expenses	50,560	77,229
Depreciation expense	1,199	1,350
Amortization expense	64	74
Interest expense, net	691	863
Income tax (benefit) expense	(310)	115

Net (loss) income	$(3,248)	$1,732

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
In February 2009, the managing member of Aberdeen Townhomes resigned, and a subsidiary of New Valley became the new managing member as of March 1, 2009. Aberdeen is a variable interest entity; however, even as the managing member, the Company is not the primary beneficiary as other parties to the investment would absorb a majority of the variable interest entity’s losses under the current arrangement. The Company’s maximum exposure to loss as a result of its investment in Aberdeen is $10,000. This investment is being accounted for under the cost method.
In January 2009, the Company obtained an appraisal of the town home residences and determined that the value of the properties, less estimated disposal costs, was approximately $3,500 less than their carrying value and recorded an impairment charge for $3,500 for the year end December 31, 2008. In April 2009, the Company reevaluated the fair market value of the town home residences and determined an additional decline in the value of the properties of $3,500 had occurred and recorded an impairment charge of $3,500 for the three months ended March 31, 2009. The reduction in value was attributed to the overall real estate market conditions in New York City.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Mortgages on four of the five Aberdeen town homes with a balance of approximately $36,100 matured on March 1, 2009 and have not been refinanced or paid and are in default. The remaining mortgage with a balance of approximately $4,550 matures on September 30, 2009 is also in default due to non-payment as of March 31, 2009.
New Valley Oaktree Chelsea Eleven, LLC. In September 2008, a subsidiary of New Valley purchased for $12,000 a 40% interest in New Valley Oaktree Chelsea Eleven, LLC (“New Valley Oaktree”). New Valley Oaktree lent $29,000 and contributed $1,000 for 29% of the capital in Chelsea Eleven LLC (“Chelsea”), which is developing a condominium project in Manhattan, New York. The development consists of 72 luxury residential units and one commercial unit. Approximately 75% of the units are pre-sold and approximately $35,000 in deposits are held in escrow. The loan from New Valley Oaktree loan is subordinate to a $110,000 construction loan and a $24,000 mezzanine loan plus accrued interest. The loan from New Valley Oaktree to Chelsea bears interest at 60.25% per annum, compounded monthly, with $3,750 initially being held in an interest reserve, from which five monthly payments of $300 have been paid to New Valley.
New Valley Chelsea is a variable interest entity; however, the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its investment in Chelsea is $12,000. This investment is being accounted for under the equity method. New Valley Chelsea operates as an investment vehicle for the Chelsea real estate development project. As of March 31, 2009 and December 31, 2008, Chelsea had approximately $218,615 and $206,778 of total assets, respectively and $198,110 and $185,665 of total liabilities, respectively. No income has been recorded as all amounts have been capitalized in the construction project.
Mortgage receivable/Escena Project. In March 2008, a subsidiary of New Valley purchased a loan secured by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena.” The loan, which was in foreclosure, was purchased for its $20,000 face value plus accrued interest and other costs of $1,445. The collateral consists of 867 residential lots with site and public infrastructure, an 18-hole golf course, a substantially completed clubhouse, and a seven-acre site approved for a 450-room hotel.
In April 2009, New Valley’s subsidiary entered into a settlement agreement with Lennar Corporation, a guarantor of the loan, which requires the guarantor to satisfy its obligations under a completion guaranty by completing improvements to the project in settlement, among other things, of its payment guarantees. In addition, the guarantor agreed to pay approximately $250 in legal fees and $1,000 of delinquent taxes and penalties and post a letter of credit to secure its construction obligation. As a result of this settlement, the Company calculated the fair market value of the investment as of March 31, 2009, utilizing the most recent “as is” appraisal of the collateral and the value of the completion guaranty less estimated costs to dispose of the property. Based on these estimates, the Company determined that the fair market value was less than the carrying amount of the mortgage receivable at March 31, 2009, by approximately $5,000. Accordingly, the reserve was increased and a charge of $5,000 was recorded for the three months ended March 31, 2009. The Company carried the loan on its condensed balance sheet at its net basis of $12,704 as of March 31, 2009. On April 15, 2009 New Valley completed the foreclosure process and on April 16, 2009, took title to the collateral.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
11. INVESTMENTS AND FAIR VALUE MEASUREMENTS
As of January 1, 2009, SFAS No. 157, “Fair Value Measurements,” applies to both the Company’s financial assets and liabilities and non-financial assets and liabilities. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. SFAS No. 157 does not require any new fair value measurements but rather introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.
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
The Company’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value Measurements as of March 31, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$192,600	$192,600	$—	$—
Bonds	1,525	1,525
Investment securities available for sale	24,496	18,742	5,754	—

Total	$218,621	$212,867	$5,754	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$77,548	$—	$—	$77,548

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Fair Value Measurements as of December 31, 2008
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

The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The Level 2 investment securities available for sale were not registered and therefore do not have direct market quotes or have certain restrictions.
The fair value of derivatives embedded within convertible debt were derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt as of March 31, 2009 are disclosed. (See Note 6.)
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges.
The Company’s nonrecurring nonfinancial assets subject to fair value measurements and the necessary disclosures are as follows:

		Fair Value Measurements as of March 31, 2009
			Quoted Prices
	Three Months		In Active	Significant
	ended		Markets for	Other	Significant
	March 31, 2009		Identical	Observable	Unobservable
	Impairment		Assets	Inputs	Inputs
Description	Charge	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Mortgage receivable	$5,000	$12,704	$—	$—	$12,704
Non-consolidated real estate	3,500	3,000	—	—	3,000

Total	$8,500	$15,704	$—	$—	$15,704

The Company estimated the fair value of its mortgage receivable and non-consolidated real estate using observable inputs such as market pricing based on recent events, however, significant judgment was required to select certain inputs from observed market data. The decrease in the mortgage receivable and the non-consolidated real estate are attributed to the decline in the New York and California real estate markets due to various factors including downward pressure on housing prices, the impact of the recent contraction in the subprime and mortgage markets generally and a large inventory of unsold homes at the same time that sales volumes are decreasing. The $8,500 impairment charge for the three months ended March 31, 2009 was included in the earnings for the period.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
12. SEGMENT INFORMATION
The Company’s significant business segments for the three months ended March 31, 2009 and 2008 were Liggett, Vector Tobacco and New Valley. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The New Valley segment includes the Company’s equity income and investments in non-consolidated real estate businesses and mortgage receivable.
Financial information for the Company’s operations before taxes for the three months ended March 31, 2009 and 2008 follows:

			Vector	New	Corporate
	Liggett		Tobacco	Valley	and Other	Total
Three months ended March 31, 2009
Revenues	$120,887		$329	—	—	$121,216
Operating income (loss)	38,410	(1)	(2,785)	—	(4,465)	31,160
Equity loss on non-consolidated real estate businesses	—		—	(995)	—	(995)
Identifiable assets	287,783		2,168	56,762	336,513	683,226
Depreciation and amortization	1,985		28	—	580	2,593
Capital expenditures	744		59	—	—	803

Three months ended March 31, 2008
Revenues	$131,645		$560	—	—	$132,205
Operating income (loss)	37,344		(2,410)	—	(6,893)	28,041
Equity income from non-consolidated real estate businesses	—		—	13,320	—	13,320
Identifiable assets	336,829		2,176	53,350	396,206	788,561
Depreciation and amortization	1,853		30	—	585	2,468
Capital expenditures	1,215		12	—	—	1,227

(1) Operating income includes a gain of $5,000 on the Philip Morris brand transaction completed February 2009.
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
The 11% Senior Secured Notes due 2015, issued on August 16, 2007 by Vector, are fully and unconditionally guarantied on a joint and several basis by all of the 100%-owned domestic subsidiaries of the Company that are engaged in the conduct of its cigarette businesses. (See Note 6.) The notes are not guarantied by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley. Presented herein are unaudited condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008, the related unaudited condensed consolidating statements of operations for the three months ended March 31, 2009 and 2008 and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 of the Company (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$192,300	$10,043	$6	$—	$202,349
Investment securities available for sale	24,418	—	78	—	24,496
Accounts receivable — trade	—	1,756	—	—	1,756
Intercompany receivables	102	—	—	(102)	—
Inventories	—	91,546	—	—	91,546
Deferred income taxes	5,772	—	—	(89)	5,683
Income taxes receivable	—	10,160	—	(10,160)	—
Restricted assets	—	3,229	—	—	3,229
Other current assets	3,026	3,338	—	—	6,364

Total current assets	225,618	120,072	84	(10,351)	335,423

Property, plant and equipment, net	707	48,220	—	—	48,927
Mortgage receivable	—	—	12,704	—	12,704
Long-term investments accounted for at cost	50,332	—	786	—	51,118
Investments in non- consolidated real estate businesses	—	—	44,058	—	44,058
Investments in consolidated subsidiaries	172,842	—	—	(172,842)	—
Restricted assets	3,961	2,142	—	—	6,103
Deferred income taxes	37,444	882	10,524	—	48,850
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	2,991	—	—	2,991
Other assets	11,760	13,781	—	—	25,541

Total assets	$502,664	$295,599	$68,156	$(183,193)	$683,226

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$74,876	$25,183	$—	$—	$100,059
Current portion of employee Benefits.	21,840	—	—	—	21,840
Accounts payable	312	5,645	—	—	5,957
Intercompany payables	—	102	—	(102)	—
Accrued promotional expenses	—	9,589	—	—	9,589
Income taxes payable, net	72,941	6	25,458	(10,160)	88,245
Accrued excise and payroll taxes payable, net	—	4,575	—	—	4,575
Settlement accruals	—	29,918	—	—	29,918
Deferred income taxes	12,075	2,119	—	(89)	14,105
Accrued interest	5,074	—	—	—	5,074
Other current liabilities	2,104	8,390	671	—	11,165

Total current liabilities	189,222	85,527	26,129	(10,351)	290,527
Notes payable, long-term debt and other obligations, less current portion	191,112	18,149	—	—	209,261
Fair value of derivatives embedded within convertible debt	77,548	—	—	—	77,548
Non-current employee benefits	11,270	24,420	—	—	35,690
Deferred income taxes	27,514	20,427	109	—	48,050
Other liabilities	425	15,147	1,005	—	16,577

Total liabilities	497,091	163,670	27,243	(10,351)	677,653

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity	5,573	131,929	40,913	(172,842)	5,573

Total liabilities and stockholders’ equity	$502,664	$295,599	$68,156	$(183,193)	$683,226

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$200,066	$11,039	$—	$—	$211,105
Investment securities available for sale	28,440	—	78	—	28,518
Accounts receivable — trade	—	9,506	—	—	9,506
Intercompany receivables	1,938	—	—	(1,938)	—
Inventories	—	92,581	—	—	92,581
Deferred income taxes	3,304	338	—	—	3,642
Income taxes receivable	25,125	—	—	(25,125)	—
Other current assets	3,962	5,969	—	—	9,931

Total current assets	263,835	119,433	78	(27,063)	355,283

Property, plant and equipment, net	735	49,956	—	—	50,691
Mortgage receivable	—	—	17,704	—	17,704
Long-term investments accounted for at cost	50,332	—	786	—	51,118

Long-term investments accounted under the equity method	—	—	—	—	—
Investments in non- consolidated real estate businesses	—	—	50,775	—	50,775
Investments in consolidated subsidiaries	164,917	—	—	(164,917)	—
Restricted assets	3,845	2,710	—	—	6,555
Deferred income taxes	37,177	870	7,175	—	45,222
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	2,901	—	—	2,901
Other assets	16,295	13,657	—	—	29,952

Total assets	$536,136	$297,038	$76,518	$(191,980)	$717,712

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$72,299	$25,199	$—	$—	$97,498
Current portion of employee Benefits.	21,840	—	—	—	21,840
Accounts payable	2,168	3,936	—	—	6,104
Intercompany payables	—	3	—	(3)	—
Accrued promotional expenses	—	10,131	—	—	10,131
Income taxes payable, net	—	10,754	26,174	(25,125)	11,803
Accrued excise and payroll taxes payable, net	—	7,004	—	—	7,004
Settlement accruals	—	20,668	—	—	20,668
Deferred income taxes	81,961	10,546	—	—	92,507
Accrued interest	9,612	—	—	—	9,612
Other current liabilities	—	20,017	910	(1,935)	18,992

Total current liabilities	187,880	108,258	27,084	(27,063)	296,159
Notes payable, long-term debt and other obligations, less current portion	191,007	19,294	—	—	210,301
Fair value of derivatives embedded within convertible debt	77,245	—	—	—	77,245
Non-current employee benefits	17,388	17,468	—	—	34,856
Deferred income taxes	28,573	20,125	109	—	48,807
Other liabilities	438	15,219	1,082	—	16,739

Total liabilities	502,531	180,876	28,275	(27,575)	684,107

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity	33,605	116,674	48,243	(164,917)	33,605

Total liabilities and stockholders’ equity	$536,136	$297,038	$77,118	$(192,580)	$717,712

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Revenues	$—	$121,216	$—	$—	$121,216
Expenses:
Cost of goods sold	—	72,526	—	—	72,526
Operating, selling, administrative and general expenses	5,150	15,990	390	—	21,530
Gain on brand transaction	—	(5,000)	—	—	(5,000)
Restructuring charges	—	1,000	—	—	1,000
Management fee expense	—	2,056	—	(2,056)	—

Operating income (loss)	(5,150)	34,644	(390)	2,056	31,160
Other income (expenses):
Interest and dividend income	75	75	—	—	150
Interest expense	(15,794)	(280)	—	—	(16,074)
Changes in fair value of derivatives embedded within convertible debt	(303)	—	—	—	(303)
Impairment charges on investments	—	—	(8,500)	—	(8,500)
Equity loss on non-consolidated real estate businesses	—	—	(995)	—	(995)
Equity income in consolidated subsidiaries	15,499	—	—	(15,499)	—
Management fee income	2,056	—	—	(2,056)	—
Other, net	—	—	—	—	—

Income before provision for income taxes	(3,617)	34,439	(9,885)	(15,499)	5,438
Income tax benefit (expense)	6,717	(13,119)	4,064	—	(2,338)

Net income	$3,100	$21,320	$(5,821)	$(15,499)	$3,100

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Net cash provided by (used in) operating activities	$23,102	$7,037	$333	$(9,384)	$21,088

Cash flows from investing activities:
Purchase of investment securities	—	—	—	—	—
Proceeds from sale or liquidation of long-term investments	908	—	—	—	908
Purchase of mortgage receivable	—	—	—	—	—
Distributions from non-consolidated real estate businesses	—	—	1,182	—	1,182
Increase in cash surrender value of life insurance policies	(244)	(112)	—	—	(356)
(Increase) decrease in non-current restricted assets	(116)	568	—	—	(2,171)
Investments in subsidiaries	(1,350)	—	—	1,350	—
Capital expenditures	—	(803)	—	—	(803)

Net cash (used in) provided by investing activities	(802)	(347)	1,182	1,350	1,383

Cash flows from financing activities:
Proceeds from debt Issuance	—	10	—	—	10
Repayments of debt	—	(1,604)	—	—	(1,604)
Borrowings under revolver	—	123,724	—	—	123,724
Repayments on revolver	—	(123,291)	—	—	(123,291)
Capital contributions received	—	1,350	—	(1,350)	—
Intercompany dividends paid	—	(7,875)	(1,509)	9,384	—
Dividends and distributions on common stock	(30,076)	—	—	—	(30,076)
Proceeds from exercise of Vector options and warrants	10	—	—	—	10
Tax benefit of options exercised	—	—	—	—	—

Net cash provided by (used in) financing activities	(30,066)	(7,686)	(1,509)	8,034	(31,227)

Net decrease in cash and cash equivalents	(7,766)	(996)	6	—	(8,756)
Cash and cash equivalents, beginning of period	200,066	11,039	—	—	211,105

Cash and cash equivalents, end of period	$192,300	$10,043	$6	$—	$202,349

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Net cash provided by (used in) operating activities	$16,735	$(4,689)	$968	$1,145	$14,159

Cash flows from investing activities:
Purchase of investment securities	(5,182)	—	—	—	(5,182)
Proceeds from sale or liquidation of long-term investments	—	—	10	—	10
Purchase of mortgage receivable	—	—	(21,445)	—	(21,445)
Distributions from non-consolidated real estate businesses	—	—	15,822	—	15,822
Increase in cash surrender value of life insurance policies	(101)	(42)	—	—	(143)
(Increase) decrease in non-current restricted assets	(92)	(17)	—	—	(109)
Investments in subsidiaries	(1,000)	—	—	1,000	—
Capital expenditures	—	(1,227)	—	—	(1,227)

Net cash used in investing activities	(6,375)	(1,286)	(5,613)	1,000	(12,274)

Cash flows from financing activities:
Repayments of debt	—	(1,501)	—	—	(1,501)
Deferred financing charges	(99)	—	—	—	(99)
Borrowings under revolver	—	128,429	—	—	128,429
Repayments on revolver	—	(121,303)	—	—	(121,303)
Capital contributions received	—	1,000	4,645	(5,645)	—
Intercompany dividends paid	—	(3,500)	—	3,500	—
Dividends and distributions on common stock	(26,717)	—	—	—	(26,717)
Proceeds from exercise of Vector options and warrants	13	—	—	—	13
Tax benefit of options exercised	1	—	—	—	1

Net cash provided by (used in) financing activities	(26,802)	3,125	4,645	(2,145)	(21,177)

Net decrease in cash and cash equivalents	(16,442)	(2,850)	—	—	(19,292)
Cash and cash equivalents, beginning of period	228,901	9,216	—	—	238,117

Cash and cash equivalents, end of period	$212,459	$6,366	$—	$—	$218,825

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Overview
     We are a holding company and are engaged principally in:
•	the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group LLC,

•	the marketing of the low nicotine and nicotine-free QUEST cigarette products and the development of reduced risk cigarette products through our subsidiary Vector Tobacco Inc., and

•	the real estate business through our subsidiary, New Valley LLC, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.
     All of Liggett’s unit sales volume in 2008 and the first three months of 2009 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
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
     In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT’s unit volume was 30.1% and 25.4% of Liggett’s unit volume for the year ended December 31, 2008 and for the three months ended March 31, 2009, respectively. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX is marketed as the “lowest price fighter” to specifically compete with brands which are priced at the lowest level of the deep discount segment. GRAND PRIX is now the largest seller in Liggett’s family of brands with 32.6% and 33.2% of Liggett’s unit volume for the year ended December 31, 2008 and the three months ended March 31, 2009, respectively.
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

     The discount segment is a challenging marketplace, with consumers having less brand loyalty and placing greater emphasis on price. Liggett’s competition is now divided into two segments. The first segment is made up of the three largest manufacturers of cigarettes in the United States, Philip Morris USA Inc., Reynolds America Inc., and Lorillard Tobacco Company, as well as the fourth largest, Commonwealth Brands, Inc. (which Imperial Tobacco PLC acquired in 2007). The three largest manufacturers, while primarily premium cigarette based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell lower quality, deep discount cigarettes.
Recent Developments
     6.75% Variable Interest Senior Convertible Notes due 2014. On May 11, 2009, we issued in a private placement $50,000 of Variable Interest Senior Convertible Notes due 2014. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the our 5% Variable Interest Senior Convertible Notes due 2014, valued at 107% of principal amount. We will use the net proceeds of the offering for general corporate purposes. The notes will pay interest (“Total Interest”) on a quarterly basis at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 6.75% per annum. The notes are convertible into our common stock at the holder’s option. The conversion price of $15.04 per share is subject to adjustment for various events, including the issuance of stock dividends. If a fundamental change (as defined in the indenture) occurs, we will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest. The notes will mature on November 15, 2014. We will redeem on May 11, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. The purchaser of these notes is an entity affiliated with Dr. Phillip Frost, who, prior to the consummation of the sale, may have been deemed to beneficially own approximately 8.1% of our common stock.
     Proposed and enacted excise tax increases. Effective April 1, 2009, the federal cigarette excise tax was increased from $3.90 per carton ($0.39 per pack) to $10.07 per carton ($1.01 per pack). Wholesale shipment volume for the three months ended March 31, 2009 compared to the same period in 2008 for Liggett and for the total industry was negatively impacted by tax-driven trade purchasing patterns in anticipation of the increase in the federal excise taxes on cigarettes. This legislation included provisions that imposed this increase in excise taxes on inventory held as of March 31, 2009. As a result, many wholesalers and retailers significantly reduced their inventory levels as of March 31, 2009 to minimize any such taxes owed on such inventory. In 2009, three states enacted increases to state excise taxes and further increases in states’ excise taxes are expected.
     Long-term Investments. We recorded a loss of $21,900 in 2008 due to the performance of three of our long-term investments in various investment funds in 2008 and a loss of $567 during the first quarter of 2008 associated with the liquidation of a long-term investment, which was included as “Other expense” on our condensed statement of operations for the three months ended March 31, 2008.

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
     The Class B option became exercisable during the 90-day period beginning December 2, 2008 and was exercised by Philip Morris on February 19, 2009. This option entitled Philip Morris to purchase the Class B interest for $139,900, reduced by the amount previously distributed to Eve of $134,900. In connection with the exercise of the Class B option, Philip Morris paid to Eve approximately $5,000 (including a pro-rata share of its guaranteed payment) and Eve was released from its guaranty. We recognized a gain of $5,000 in connection with the transaction in the first quarter of 2009.
     Vector Tobacco Restructuring. In March 2009, Vector Research eliminated nine full-time positions in connection with the Board of Directors 2006 decision to discontinue the genetics operation and, not to pursue FDA approval of QUEST as a smoking cessation aide, due to the projected significant additional time and expense involved in seeking such approval.
     We recognized pre-tax restructuring charges of $1,000, during the first quarter of 2009. The restructuring charges relate to employee severance and benefit costs
     Issuance of Restricted Shares. On April 7, 2009, our President and Chief Executive Officer was awarded a restricted stock grant of 500,000 shares of our common stock pursuant to our Amended and Restated 1999 Long-Term Incentive Plan. Under the terms of the award, one-fifth of the shares vest on September 15, 2010, with an additional one-fifth vesting on each of the four succeeding one-year anniversaries of the first vesting date through September 15, 2014. In the event that his employment with us is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of ours, any remaining balance of the shares not previously vested will be forfeited by him. The fair market value of the restricted shares on the date of grant was $6,468 which will be amortized over the vesting period as a charge to compensation expense.
     Mortgage receivable/Escena Project. In March 2008, a subsidiary of New Valley purchased a loan secured by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena.” The loan, which was in foreclosure, was purchased for its $20,000 face value plus accrued interest and other costs of $1,445. The collateral consists of 867 residential lots with site and public infrastructure, an 18-hole golf course, a substantially completed clubhouse, and a seven-acre site approved for a 450-room hotel.
     In April 2009, New Valley’s subsidiary entered into a settlement agreement with a guarantor of the loan, which requires the guarantor to satisfy its obligations under a completion guaranty by completing improvements to the project in settlement, among other things, of its payment guarantees. In addition, the guarantor agreed to pay approximately $250 in legal fees and $1,000 of delinquent taxes and penalties and post a letter of credit to secure its construction obligations. As a result of this settlement, we calculated the fair market value of the investment as of March 31, 2009, utilizing the most recent “as is” appraisal of the collateral and the value of the completion guaranty less estimated costs to dispose of the property. Based on these estimates, we determined that the fair market value was less than the carrying amount of the mortgage receivable at March 31, 2009, by approximately $5,000. Accordingly, the reserve was increased and a charge of $5,000 was recorded for the three months ended March 31, 2009. We carried the loan on our condensed balance sheet at its net basis of $12,704 as of March 31, 2009. On April 15, 2009 New Valley completed the foreclosure process and on April 16, 2009, took title to the property.

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
     In February 2009, the managing member of Aberdeen Townhomes resigned and a subsidiary of New Valley became the new managing member as of March 1, 2009. Aberdeen is a variable interest entity; however, even as the managing member, we are not the primary beneficiary as other parties to the investment would absorb a majority of the variable interest entity’s losses under the current arrangement. Our maximum exposure to loss as a result of our investment in Aberdeen is $10,000. This investment is being accounted for under the cost method.
     In January 2009, we obtained an appraisal of the town home residences and determined that the value of the properties, less estimated disposal costs, was approximately $3,500 less than their carrying value and recorded an impairment charge for $3,500. In April 2009, we reevaluated the fair market value of the town home residences and determined an additional decline in the value of the properties of $3,500 had occurred and recorded an impairment charge of $3,500 for the three months ended March 31, 2009. The reduction in value was attributed to the overall real estate market conditions in New York City.
     Four of the five notes related to the project with a balance of approximately $36,100 matured on March 1, 2009 and have not been refinanced or paid and are in default. The remaining mortgage with a balance of approximately $4,550 matures on September 30, 2009.
     New Valley Oaktree Chelsea Eleven, LLC. In September 2008, a subsidiary of New Valley LLC purchased for $12,000 a 40% interest in New Valley Oaktree Chelsea Eleven, LLC, which lent $29,000 and contributed $1,000 in capital to Chelsea Eleven LLC, which is developing a condominium project in Manhattan, New York. The development consists of 72 luxury residential units and one commercial unit. Approximately 75% of the units have been pre-sold and approximately $35,000 in deposits held in escrow. The loan from New Valley Oaktree is subordinate to a $110,000 construction loan and a $24,000 mezzanine loan plus accrued interest. The loan from New Valley Oaktree to Chelsea Eleven bears interest at 60.25% per annum, compounded monthly, with $3,750 initially being held in an interest reserve, from which five monthly payments of $300 have been paid to New Valley.
     New Valley Chelsea is a variable interest entity; however, we are not the primary beneficiary. Our maximum exposure to loss as a result of our investment in Chelsea is $12,000. This investment is being accounted for under the equity method.
     Sale of St. Regis Hotel. In March 2008, 16th and K Holdings LLC closed on the sale of 90% of the St. Regis Hotel. In addition to retaining a 3% interest, net of incentives, in the St. Regis Hotel, New Valley received $16,406 upon the sale of the hotel. New Valley anticipates receiving an additional $3,400 in various installments between 2009 and 2012. We recorded the $16,406 as an investing activity in the consolidated statement of cash flows for the year ended December 31, 2008. New Valley recorded equity losses of $3,796 for the three months ended March 31, 2008 associated with 16th and K Holdings LLC. For the three months ended March 31, 2008, New Valley also recorded equity income of $15,779 in connection with the distributions received in excess of the carrying amount of the investment in St. Regis and we have no legal obligation to make additional investments to the investment.

     Tobacco Settlement Agreements. In October 2004, the independent auditor under the Master Settlement Agreement notified Liggett and all other Participating Manufacturers that their payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, had been recalculated using “net” unit amounts, rather than “gross” unit amounts (which had been used since 1999 to calculate market share and the allocation of the base amount of payments under the Master Settlement Agreement). The change in the method of calculation could, among other things, require additional Master Settlement Agreement payments by Liggett of approximately $20,875, plus interest, for 2001 through 2008, require an additional payment of approximately $3,100 for 2009 and require additional amounts in future periods because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the Master Settlement Agreement. Liggett has objected to this retroactive change and has disputed the change in methodology. No amounts have been accrued or expensed in our condensed financial statements for any potential liability relating to the “gross” versus “net” dispute because we do not believe an unfavorable outcome is probable.
     In 2005, the independent auditor under the Master Settlement Agreement calculated that Liggett owed $28,668 for its 2004 sales. Liggett paid $11,678 and disputed the balance, as permitted by the Master Settlement Agreement. Liggett subsequently paid $9,304 of the disputed amount, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At March 31, 2009, included in “Other assets” on our condensed balance sheet was a receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686 is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the independent auditor’s retroactive change from “gross” to “net” units in calculating Master Settlement Agreement payments, which Liggett contends is improper, as discussed above. From its April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,949 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,950 relating to the retroactive change from “gross” to “net” units. From their April 2008 payment, Liggett and Vector Tobacco withheld approximately $4,000 for the 2007 NPM Adjustment and approximately $3,696 related to the retroactive change from “gross” to “net” units. Vector Tobacco paid approximately $200 into the disputed payments account for the 2007 NPM Adjustment. From their April 2009 payment, Liggett and Vector Tobacco withheld approximately $6,100 relating to the 2008 NPM adjustment and approximately $3,300 relating to the retroactive change from “gross” to “net” units.
     The following amounts have not been expensed in our condensed financial statements as they relate to Liggett’s and Vector Tobacco’s claim for an NPM Adjustment: $6,513 for 2003, $3,789 for 2004 and $800 for 2005.
     In March 2006, an economic consulting firm selected pursuant to the Master Settlement Agreement rendered its final and non-appealable decision that the Master Settlement Agreement was a “significant factor contributing to” the loss of market share of Participating Manufacturers for 2003. The economic consulting firm subsequently rendered the same decision with respect to 2004, 2005 and 2006. As a result, the manufacturers are entitled to potential NPM Adjustments to their 2003, 2004, 2005 and 2006 Master Settlement Agreement payments. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that state or territory.

     Since April 2006, notwithstanding provisions in the Master Settlement Agreement requiring arbitration, litigation has been filed in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the Master Settlement Agreement previously determined to be as much as $1,200,000 for all Participating Manufacturers. All 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable and 46 of these decisions are final. In response to a proposal from the Original Participating Manufacturers and many of the Subsequent Participating Manufacturers, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. The agreement provides for selection of the arbitration panel beginning October 1, 2009 and that the parties and the arbitrators will thereafter establish the schedule and procedures for the arbitration. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any potential 2003 NPM adjustment.. It is anticipated that the arbitration will begin in 2010. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.
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
     Except for $2,500 accrued as of March 31, 2009, in connection with the foregoing matters, no other amounts have been accrued in the accompanying condensed financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect our condensed consolidated financial position, results of operations or cash flows.
Recent Developments in Tobacco-Related Litigation
     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of March 31, 2009, there were approximately 3,290 individual suits (excluding approximately 100 individual cases pending in West Virginia state court as part of a consolidated action; Liggett has been severed from the trial of the consolidated action), seven purported class actions and three governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett or us, or both, were named as a defendant. Additionally, a third-party payor health care reimbursement action is pending against Liggett in Israel.

     Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging, among other things, that the use of the terms “light” and “ultralight” constitutes unfair and deceptive trade practices. In Altria Group Inc. v. Good, et al., the United States Supreme Court ruled that the Federal Cigarette Labeling and Advertising Act did not preempt certain state law claims in Maine. This ruling may result in additional class action cases in other states. Liggett is not a party in this case. One such suit (Schwab, et al. [McLaughlin] v. Philip Morris), pending in federal court in New York since 2004, seeks to create a nationwide class of “light” cigarette smokers and includes Liggett as a defendant. The action asserts claims under the Racketeer Influenced and Corrupt Organizations Act (RICO). The proposed class is seeking as much as $200,000,000 in damages, which could be trebled under RICO. In November 2005, the court ruled that the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members, if the class is certified. Fluid recovery would permit potential damages to be paid out in ways other than merely giving cash directly to plaintiffs, such as establishing a pool of money that could be used for public purposes. In September 2006, the court granted plaintiffs’ motion for class certification. In April 2008, the United States Court of Appeals for the Second Circuit decertified the class. The case was returned to the trial court for further proceedings. Liggett is a defendant in the Schwab case.
     There are currently six individual tobacco-related actions pending where Liggett is the only tobacco company defendant. In April 2004, in one of these cases, a jury in a Florida state court action awarded compensatory damages of $540 against Liggett, plus interest. This award is final. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett appealed the legal fees award. In March 2008, the Fourth District Court of Appeals reversed and remanded the legal fee award for further proceedings in the trial court. We have accrued approximately $1,499 for plaintiff’s claim for attorney fees and costs. In February 2009, a Florida state court jury awarded compensatory damages of $1,200 against Liggett in another of these cases, but found that the plaintiff was 40% at fault. Therefore, plaintiff was awarded $720 in compensatory damages plus $96 in expenses. Liggett has appealed the award. On May 1, 2009, the court granted plaintiff’s motion for an award of attorneys’ fees but the amount has yet to be determined. Punitive damages were not awarded.
     In May 2003, Florida’s Third District Court of Appeal reversed a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision. Among other things, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the claim should be decertified prospectively, but preserved several of the Phase I findings (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) all defendants sold or supplied cigarettes that were defective; and (vi) all defendants were negligent) and allowed plaintiffs to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year of the date the court’s decision became final on January 11, 2007, the date of the court’s mandate. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. Class counsel filed motions for attorneys’ fees and costs, which motions are pending. There are approximately 3,200 Engle progeny cases, in state and federal courts in Florida, where either Liggett (and other cigarette manufacturers) or us, or both, were named as defendants. These cases include approximately 8,750 plaintiffs. In June 2002, the jury in Lukacs v. R. J. Reynolds Tobacco Company, an individual case brought under the third phase of the Engle case, awarded $37,500, plus interest, (subsequently reduced by the court to $24,835) of compensatory damages, jointly and severally, against Liggett and two other cigarette manufacturers and found Liggett 50% responsible for the damages. In November 2008, the court entered final judgment. The defendants have appealed. The plaintiffs are seeking an award of attorney’s fees from Liggett. Liggett and plaintiffs have been in discussions regarding the posting of a bond for the appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.

     These developments generally receive widespread media attention. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but our condensed consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any tobacco-related litigation.
Critical Accounting Policies
     There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2008, except for the changes set forth below. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.
     Recently Adopted Accounting Pronouncements. Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”) for financial assets and financial liabilities. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. On January 1, 2009, we adopted SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The provisions of SFAS 157 were applied when the fair value measurement of two nonfinancial assets and one nonfinancial liability resulted in an impairment as of March 31, 2009. See Note 11 to our condensed consolidated financial statements.
     On January 1, 2009 we adopted SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations” and FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies”. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. The standard did not have an impact on our condensed consolidated financial statements.
     On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS No. 161 seeks qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 also seeks enhanced disclosure around derivative instruments in financial statements, accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how hedges affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material impact on our condensed consolidated financial statements.
     On January 1. 2009, we adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). The adoption of FSP No. APB 14-1 did not have an impact on our condensed consolidated financial statements.

     On January 1, 2009, we adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have an impact on our condensed consolidated financial statements.
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
     For purposes of this discussion and other condensed consolidated financial reporting, our significant business segments for the three months ended March 31, 2009 and 2008 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of the Medallion Company, Inc. (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

	Three Months Ended
	March 31,	March 31,
	2009	2008

Revenues:
Liggett	$120,887	$131,645
Vector Tobacco	329	560

Total revenues	$121,216	$132,205

Operating income (loss):
Liggett	$38,410	$37,344
Vector Tobacco	(2,785)	(2,410)

Total tobacco	35,625	34,934

Corporate and other	(4,465)	(6,893)

Total operating income	$31,160	$28,041

Three Months Ended March 31, 2009 Compared to Three Months ended March 31, 2008
     Revenues. Total revenues were $121,216 for the three months ended March 31, 2009 compared to $132,205 for the three months ended March 31, 2008. This $10,989 (8.3%) decrease in revenues was primarily due to a decline in sales volume in anticipation of the excise tax increase effective April 1, 2009. Revenues at Liggett decreased $10,758 (8.2%) and revenues at Vector Tobacco decreased $231 (41.3%) for the three months ended March 31, 2009.

     Tobacco Revenues. In April 2008, Liggett increased the list price of GRAND PRIX by $0.40 per carton. In addition, in April 2008, Liggett decreased the early payment terms on its cigarettes from 2.75% to 2.25% of invoice amount. In August 2008, Liggett increased the list price of LIGGETT SELECT, EVE and GRAND PRIX by $1.00 per carton. Liggett increased the list price of LIGGETT SELECT and EVE by $0.90 per carton in February 2009 and an additional $7.10 per carton in March 2009. Liggett increased the list price of GRAND PRIX by $7.20 per carton in March 2009.
     All of Liggett’s sales for the first quarter of 2009 and 2008 were in the discount category. For the three months ended March 31, 2009, net sales at Liggett totaled $120,887, compared to $131,645 for the three months ended March 31, 2008. Revenues decreased by 8.2% ($10,758) due to a 16.7% decrease in unit sales volume (approximately 345.4 units) accounting for $21,939 in unfavorable volume variance and $675 in unfavorable sales mix. Wholesale shipment volume for the three months ended March 31, 2009 compared to the same period in 2008 for Liggett and for the total industry was negatively impacted by tax-driven trade purchasing patterns in anticipation of the increase ($6.17 per carton) in the federal excise tax on cigarettes from $3.90 to $10.07 per carton on April 1, 2009. This legislation included provisions that imposed this increase in excise taxes on inventory held as of March 31, 2009. As a result, many wholesalers and retailers significantly reduced their inventory levels as of March 31, 2009 to minimize any such taxes owed on such inventory. Although it is difficult to predict the full impact of the significant price increases in connection with the increase in federal excise tax on consumption, Liggett’s and industry shipment volume declines for the full-year 2009 are expected to be higher than prior years.
     The unfavorable volume and sales mix was partially offset by $11,804 favorable variance in pricing. Net revenues of the LIGGETT SELECT brand decreased $8,318 for the first quarter of 2009 compared to 2008, and its unit volume decreased 29.1% (180.3 million units) in the 2009 period compared to 2008. Net revenues of the GRAND PRIX brand decreased $957 for the first quarter of 2009 compared to the 2008 and its unit volume decreased 14.0% (93.7 million units).
     Revenues at Vector Tobacco for the three months ended March 31, 2009 were $329 compared to $560 in the 2008 period due to decreased sales volume. Vector Tobacco’s revenues in both periods related to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $48,689 for the three months ended March 31, 2009 compared to $52,198 for the three months ended March 31, 2008. This represented a decrease of $3,509 (6.7%) when compared to the same period last year, due primarily to lower sales volume. Liggett’s brands contributed 99.9% to our gross profit and Vector Tobacco contributed 0.1% for the three months ended March 31, 2009. Over the same period in 2008, Liggett’s brands contributed 99.7% to tobacco gross profit and Vector Tobacco contributed 0.3%.
     Liggett’s gross profit of $48,649 for the three months ended March 31, 2009 decreased $3,377 from gross profit of $52,026 for the three months ended March 31, 2008. This decrease in Liggett’s gross profit in the 2009 period was attributable primarily to decreased sales volume. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 56.0% for the three months ended March 31, 2009 compared to gross profit of 57.2% for the three months ended March 31, 2008.
     Vector Tobacco’s gross profit was $40 for the three months ended March 31, 2009 compared to gross profit of $172 for the same period in 2008. The decrease was primarily due to lower sales volume.

     Expenses. Operating, selling, general and administrative expenses were $21,530 for the three months ended March 31, 2009 compared to $24,157 for the same period last year, a decrease of $2,627 (10.9%). Expenses at Liggett were $15,239 for the three months ended March 31, 2009 compared to $14,682 for the same period in the prior year, an increase of $557 or 3.8%, which was the result of higher pension expenses partially offset by lower compensation expenses in the 2009 period. Liggett’s product liability legal expenses and other litigation costs were $1,387 and $1,363 for the three months ended March 31, 2009 and 2008, respectively. Expenses at Vector Tobacco for the three months ended March 31, 2009 were $1,825, excluding restructuring of $1,000, compared to expenses of $2,582 for the three months ended March 31, 2008. Expenses at the corporate level decreased from $6,893 to $4,465 due primarily to lower compensation expense and expenses associated with our Supplemental Retirement Plan in 2009 due to the retirement of our former Executive Chairman on December 30, 2008.
     For the three months ended March 31, 2009, Liggett’s operating income increased $1,066 to $38,410 compared to $37,344 for the same period in 2008 primarily due to a gain of $5,000 on the Philip Morris brands transaction. For the three months ended March 31, 2009, Vector Tobacco’s operating loss was $2,785 compared to a loss of $2,410 for the three months ended March 31, 2008.
     Other expenses. Other expenses were $25,722 for the three months ended March 31, 2009 compared to $2,979 for the same period last year, an increase of $22,743. For the three months ended March 31, 2009, other expenses primarily consisted of interest expense of $16,074, a loss of $8,500 associated with a decline in value in the Escena mortgage receivable ($5,000) and the Aberdeen real estate investment ($3,500), equity losses of $995 on non-consolidated real estate businesses, and interest expense of $303 for changes in fair value of derivatives embedded within convertible debt. For the three months ended March 31, 2008, other expenses consisted primarily of equity income from non-consolidated real estate businesses of $13,320 and interest and dividend income of $1,971 offset by interest expense of $15,253, changes in fair value of derivatives embedded within convertible debt of $2,444 and a loss of $567 associated with the performance of an investment partnership. The equity income of $13,320 for the 2008 period included $1,337 from New Valley’s investment in Douglas Elliman Realty and $11,983 from 16th and K, which consisted of equity losses from the operations of the St. Regis hotel of $3,796 and income of $15,779 in connection with the gain on the disposal of 16th and K’s interest in 90% of the St. Regis Hotel in Washington D.C.
     The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The loss of $303 from the embedded derivatives in the three month months ended March 31, 2009, was primarily the result of decreasing spreads between corporate convertible debt and risk free investments offset by interest payments during the period. The loss from the embedded derivatives in the three months ended March 31, 2008, was primarily the result of declining interest rates offset by the payment of interest during the period.
     Income before income taxes. Income before income taxes for the three months ended March 31, 2009 was $5,438 compared to income before income taxes of $25,062 for the three months ended March 31, 2008.
     Income tax provision. The income tax provision was $2,338 and $10,755 for the three months ended March 31, 2009 and 2008, respectively. Our income tax rates for the three months ended March 31, 2009 and 2008 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28.” For the three months ended March 31, 2008, our income tax provision was reduced because of the impact of the gain on the income from our investment in the St. Regis Hotel, which reduced income tax expense by $460 due to differences in our marginal tax rate of approximately 41% and our anticipated effective annual income tax rate from ordinary operations of approximately 45%.

     We are being audited by the Internal Revenue Service for the taxable year ended December 31, 2005. We believe we have adequately reserved for any potential adjustments that may arise as a result of the audit.
Liquidity and Capital Resources
     Net cash and cash equivalents decreased $8,756 and $19,292 for the three months ended March 31, 2009 and 2008, respectively.
     Net cash provided from operations was $21,088 and $14,159 for the three months ended March 31, 2009 and 2008, respectively. The difference between the two periods relates primarily to increased provision for losses on investments of $8,500 and decreased accounts receivable of $1,000 in 2009 compared to 2008.
     Cash provided by investing activities was $1,383 for the three months ended March 31, 2009 compared to cash used in investing activities of $12,274 for the same period in 2008. In the first three months of 2009, cash provided by investing activities was from the proceeds from the liquidation of long-term investments of $908, the distributions from non-consolidated real estate businesses of $1,182, and the decrease in non-current restricted assets of $452 offset by cash used for capital expenditures of $803 and an increase in cash surrender value of corporate- owned life insurance policies of $356. In the first three months of 2008, cash was used for the purchase of the mortgage receivable of $21,445, the purchase of investment securities of $5,182, capital expenditures of $1,227, an increase in the cash surrender value of corporate-owned life insurance policies of $143, an increase in restricted assets of $109, offset primarily by distributions from non-consolidated real estate businesses of $15,822.
     Cash used in financing activities was $31,227 and $21,177 for the three months ended March 31, 2009 and 2008, respectively. In the first three months of 2009, cash was primarily used for distributions on common stock of $30,076, and repayments of debt of $1,604 offset by net borrowings of debt under the revolver of $433. In the first three months of 2008, cash was primarily used for distributions on common stock of $26,717 and repayments of debt of $1,501 offset by net borrowings of debt under the revolver of $7,126.
     Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $19,948 was outstanding at March 31, 2009. Availability as determined under the facility was approximately $12,917 based on eligible collateral at March 31, 2009. The facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the facility, on a trailing twelve-month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The covenants also require that annual capital expenditures, as defined under the facility, (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year. At March 31, 2009, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were approximately $154,000 for the twelve months ended March 31, 2009.

     Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct, third-party and purported class actions predicated on the theory that they should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Liggett has a number of valid defenses to claims asserted against it, however, litigation is subject to many uncertainties. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $24,835) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. It is possible that additional cases could be decided unfavorably. There are approximately 3,200 Engle progeny cases, in state and federal courts in Florida, where either Liggett (and other cigarette manufacturers) or us, or both, were named as defendants. These cases include approximately 8,750 plaintiffs. Approximately 45 cases are currently scheduled for trial, or likely to be scheduled for trial, in 2009 and 2010. To date, three Engle progeny cases have gone to trial resulting in one plaintiff verdict and two defense verdicts. Liggett was not a party in these cases. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 8 to our condensed consolidated financial statements and “Legislation and Regulation” below for a description of legislation, regulation and litigation.
     Except in the case of one individual claim, management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases. It is possible that our condensed consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.
     Vector. We believe that we will continue to meet our liquidity requirements over the next 12 months. Our corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months include:
•	cash interest expense of approximately $53,500,

•	dividends on our outstanding common shares (currently at an annual rate of approximately $116,500),

•	a payment of a retirement benefit under our Supplemental Retirement Plan in July 2009 to our former Executive Chairman of approximately $20,900,

•	the mandatory redemption by November 15, 2009 of approximately $12,600 of the outstanding principal amount of our 5% Variable Interest Senior Convertible Notes, and the possible redemption of an additional approximately $88,250 principal amount of 5% Notes as a result of an option by the holders to require us to repurchase some or all of the remaining principal amount of 5% Notes on November 15, 2009, and

•	other corporate expenses and taxes, including a tax payment of approximately $75,500 in connection with the Philip Morris brands transaction.
     In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $202,000, investment securities available for sale of approximately $24,500, long-term investments with an estimated value of approximately $55,000 and availability under Liggett’s credit facility of approximately $12,900 at March 31, 2009. Management currently anticipates that these amounts, as well as expected cash flows from our operations and the proceeds from the private placement in May 2009 of convertible notes, should be sufficient to meet our liquidity needs during 2009.

     Based on the recent market value of our 5% Variable Interest Convertible Notes, we do not currently anticipate that the holders of these Notes will exercise their right to require redemption of the additional Notes on November 15, 2009. However, no assurance can be provided that we will not be required to redeem these 5% Notes at that time.
     In the event our existing cash and cash equivalents, cash flows from operations and the proceeds from the private placement are not sufficient to meet our liquidity needs over the next 12 months, we have the ability to take other actions to provide the liquidity needed over the next 12 months. These actions may include, among other things, additional debt or equity financing, which in the current economic environment may not be available or may only be available at an increased cost; incenting the holders of our 5% Notes, prior to November 15, 2009, when the holders have the option to require redemption of their 5% Notes, to convert such 5% Notes or to modify the optional redemption terms, through issuance of additional shares of our common stock or cash payments; modifying our dividend policy (which would also reduce the amount of cash interest due on our convertible debt); and selling some or all of our investment securities and long-term investments, the proceeds from which may be impacted by our ability to liquidate such investments. However, no assurances can be provided that all of the above measures can be achieved.
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
     On May 11, 2009, we agreed to issue in a private placement $50,000 of Variable Interest Senior Convertible Notes due 2014. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of our 5%Variable Interest Senior Convertible Notes due 2014, valued at 107% of principal amount. We will use the net proceeds of the offering for general corporate purposes. The notes will pay interest (“Total Interest”) on a quarterly basis at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 6.75% per annum. The Notes are convertible into our common stock at the holder’s option. The conversion price of $15.04 per share is subject to adjustment for various events, including the issuance of stock dividends. If a fundamental change (as defined in the indenture) occurs, we will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest. The notes will mature on November 15, 2014. We will redeem on May 11, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the Notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. The purchaser of these notes is an entity affiliated with Dr. Phillip Frost, who, prior to the consummation of the sale, may have been deemed to beneficially own approximately 8.1% of our common stock.
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

     We or our subsidiaries file U.S. federal income tax returns and returns with various state and local jurisdictions. Our condensed consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of March 31, 2009, our deferred income tax liabilities exceeded our deferred income tax assets by $8,052. Our current deferred income tax liabilities decreased by approximately $75,500 during the three months ended March 31, 2009 as a result of expected tax payment of approximately $75,500 in connection with the Philip Morris brands transaction due in 2009. This tax payment resulted from our settlement with the Internal Revenue Service in July 2006, which required us to recognize taxable income of approximately $192,000 from the Philip Morris brand transaction by March 1, 2009.
Market Risk
     We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
     As of March 31, 2009, approximately $35,990 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of March 31, 2009, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $360.
     In addition, as of March 31, 2009, approximately $100,987 ($221,864 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and its carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance.
     We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in yield of our debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes our future dividend payments and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of our embedded derivatives was between $76,266 and $78,879. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $77,548 as of March 31, 2009. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

     Changes to the estimated fair value of these embedded derivatives are reflected quarterly within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $2,526 with approximately $266 resulting from the embedded derivative associated with our 5% variable interest senior convertible notes due 2011 and the remaining $2,260 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $6,150 per year.
     We held investment securities available for sale totaling $24,496 at March 31, 2009, which includes 13,888,889 shares of Ladenburg Thalmann Financial Services Inc. carried at $7,361, 5,057,110 shares of Opko Health, Inc. carried at $4,956, and 2,259,796 shares of Cardo Medical, Inc. carried at $3,389 as of March 31, 2009.
     In October 2008, we purchased 320,000 shares of Castle Brands, Inc. (“Castle Brands”) Series A Convertible Preferred Stock for $4,000. Castle Brands is a publicly traded developer and importer of premium branded spirits. The purchase was accounted for at historical cost and included with “Other Assets” on the condensed balance sheet until the Series A Preferred Stock were converted in January 2009 into 11,428,576 shares of Common Stock and accounted for as an investment held for sale. The Castle Brands shares were carried at $2,286 as of March 31, 2009.
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
     In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations.” FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” was issued in April 2009. The revisions are intended to simplify existing guidance and converge rulemaking under U.S. Generally Accepted Accounting Principles (“GAAP”) with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The new standard also converges financial reporting under U.S. GAAP with international accounting rules. SFAS No. 141(R) and 141(R)-1 did not have an impact on our condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 seeks qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 also seeks enhanced disclosure around derivative instruments in financial statements, accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how hedges affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us as of January 1, 2009 and did not have a material impact on our condensed consolidated results of operations, financial position or cash flows.

     On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). FSP No. APB 14-1 did not have an impact on our condensed consolidated financial statements.
     On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP No. EITF 03-6-1 did not have an impact on our condensed consolidated financial statements.
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
     In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly”. FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The guidance is effective for financial statement purposes for interim and annual financial statements issued for fiscal periods ending after June 15, 2009. We will adopt the provisions of FSP FAS No. 157-4 effective April 1, 2009, which we do not expect to have a material impact on our condensed consolidated financial statements.
     In April 2009, FASB issued FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and FAS No. 124-2”). FSP FAS No. 115-2 and FAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS No. 115-2 and FAS No. 124-2 will be effective for interim and annual reporting periods that end after June 15, 2009. We will adopt the provisions of FSP FAS No. 115-2 and FAS No. 124-2 effective April 1, 2009, which we do not expect to have a material impact on our condensed consolidated financial statements.
     In April 2009, FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”). FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, we will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009. We will adopt the disclosure requirements in our June 30, 2009 condensed consolidated financial statements.

     In December 2008, the FASB issued FSP SFAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans. The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. We will adopt the new disclosure requirements in our 2009 annual reporting period.
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

     In August 1996, the FDA published in the Federal Register a final rule classifying tobacco as a “drug” or “medical device”, asserting jurisdiction over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rule. In March 2000, the United States Supreme Court ruled that the FDA did not have the power to regulate tobacco. Liggett supported the FDA rule and began to phase in compliance with certain of the proposed FDA regulations. Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers. Congressional advocates of FDA regulation have, on several occasions over the years, introduced legislation that would give the FDA authority to regulate the manufacture, sale, distribution and labeling of tobacco products, thereby allowing the FDA to reinstate its prior regulations or adopt new or additional regulations. Most recently, in April 2009, the House passed legislation granting the FDA authority to regulate tobacco products. A substantially similar bill was introduced in the Senate in May 2009. The House legislation includes a provision granting certain small manufacturers additional time to comply with certain of the requirements relating to manufacturing practices and product testing. Under the bills’ current language, this additional time would not apply to Liggett. While we do not know whether FDA regulation over tobacco products will be approved by this Congress and signed into law, enactment of such legislation is a possibility. FDA regulation of tobacco products could have a material adverse effect on us.
     Liggett and Vector Tobacco provide ingredient information annually, as required by law, to the states of Massachusetts, Texas and Minnesota. Several other states are considering ingredient disclosure legislation, and the proposed legislation under consideration by Congress providing for FDA regulation of tobacco products also calls for, among other things, ingredient disclosure.
     In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products have been assessed $10,140,000 over a ten year period, commencing in 2005, to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers are currently responsible for 95% of the assessment (subject to adjustment in the future), which is allocated based on relative unit volume of domestic cigarette shipments. Management currently estimates that Liggett’s and Vector Tobacco’s assessment will be approximately $23,200 for 2009. The relative cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers are no longer obligated to make certain contractual payments, commonly known as Phase II payments, that they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.
     Cigarettes are subject to substantial and increasing federal, state and local excise taxes. Effective April 1, 2009, the federal cigarette excise tax increased from $0.39 to $1.01 per pack. State excise taxes vary considerably and, when combined with sales taxes, local taxes and the federal excise tax, may exceed $4.00 per pack. In 2009, three states enacted increases in excise taxes and several other states are considering, or have pending, legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had, and will continue to have, an adverse effect on sales of cigarettes.
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
     The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:
•	general economic and market conditions and any changes therein, due to acts of war and terrorism or otherwise,

•	impact of current crises in capital and credit markets, including any continued worsening ,

•	governmental regulations and policies,

•	effects of industry competition,

•	impact of business combinations, including acquisitions and divestitures, both internally for us and externally in the tobacco industry,

•	impact of restructurings on our tobacco business and our ability to achieve any increases in profitability estimated to occur as a result of these restructurings,

•	impact of new legislation on our competitors’ payment obligations, results of operations and product costs, i.e. the impact of recent federal legislation eliminating the federal tobacco quota system,

•	impact of substantial increases in federal, state and local excise taxes,

•	uncertainty related to litigation and potential additional payment obligations for us under the Master Settlement Agreement and other settlement agreements with the states, and

•	risks inherent in our new product development initiatives.
     Further information on risks and uncertainties specific to our business include the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.
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
Item 1A. Risk Factors
Except as set forth below, there are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K for the year ended December 31, 2008. Please refer to that section for disclosures regarding the risks and uncertainties related to our business. The risk factors in the Annual Report on Form 10-K entitled “Litigation will continue to harm the tobacco industry”, “Individual tobacco-related cases have increased as a result of the Florida Supreme Court’s ruling in Engle” and “Liggett may have additional payment obligations under the Master Settlement Agreement and its other settlement agreements with the states” are revised to reflect the updated information concerning the number and status of cases and other matters discussed under Note 8 to our condensed consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition — Recent Developments — Tobacco Settlement Agreements”, “— Recent Developments in Legislation, Regulation and Tobacco-Related Litigation”, and “— Legislation and Regulation.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended March 31, 2009.
No securities of ours were repurchased by us or our affiliated purchasers during the three months ended March 31, 2009.

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

Date: May 11, 2009