Form 10-Q
period 2009-06-30
VECTOR GROUP LTD
filed 2009-08-10
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2009

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
☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
     At August 10, 2009, Vector Group Ltd. had 66,527,070 shares of common stock outstanding.

VECTOR GROUP LTD.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Vector Group Ltd. Condensed Consolidated Financial Statements (Unaudited)
VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30,	December 31,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$232,526	$211,105
Investment securities available for sale	42,219	28,518
Accounts receivable — trade	9,511	9,506
Inventories	102,166	92,581
Deferred income taxes	5,444	3,642
Restricted assets	5,567	2,653
Other current assets	3,197	7,278

Total current assets	400,630	355,283

Property, plant and equipment, net	46,942	50,691
Mortgage receivable	—	17,704
Investment in real estate	12,204	—
Long-term investments accounted for at cost	51,118	51,118
Investments in non-consolidated real estate businesses	43,820	50,775
Restricted assets	6,109	6,555
Deferred income taxes	58,207	45,222
Intangible asset	107,511	107,511
Prepaid pension costs	3,081	2,901
Other assets	27,609	29,952

Total assets	$757,231	$717,712

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$25,665	$97,498
Current portion of employee benefits	22,311	21,840
Accounts payable	6,471	6,104
Accrued promotional expenses	10,760	10,131
Income taxes payable, net	86,889	11,803
Accrued excise and payroll taxes payable, net	25,797	7,004
Settlement accruals	26,344	20,668
Deferred income taxes	15,706	92,507
Accrued interest	10,402	9,612
Other current liabilities	12,222	18,992

Total current liabilities	242,567	296,159

Notes payable, long-term debt and other obligations, less current portion	253,681	210,301
Fair value of derivatives embedded within convertible debt	136,796	77,245
Non-current employee benefits	36,314	34,856
Deferred income taxes	61,070	48,807
Other liabilities	24,138	16,739

Total liabilities	754,566	684,107

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 69,620,319 and 69,107,320 shares issued and 66,527,070 and 66,014,070 shares outstanding	6,652	6,601
Additional paid-in capital	39,207	65,103
Retained earnings (accumulated deficit)	(4,846)	—
Accumulated other comprehensive loss	(25,491)	(25,242)
Less: 3,093,250 and 3,093,250 shares of common stock in treasury, at cost	(12,857)	(12,857)

Total stockholders’ equity	2,665	33,605

Total liabilities and stockholders’ equity	$757,231	$717,712

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues*	$206,794	$142,960	$328,010	$275,165

Expenses:
Cost of goods sold*	147,764	86,030	220,290	166,037
Operating, selling, administrative and general expenses	20,183	22,585	41,713	46,742
Gain on brand transaction	—	—	(5,000)	—
Restructuring charges	—	—	1,000	—

Operating income	38,847	34,345	70,007	62,386

Other income (expenses):
Interest and dividend income	76	1,375	226	3,346
Interest expense	(17,086)	(15,257)	(33,160)	(30,510)
Loss on extinguishment of debt	(18,444)	—	(18,444)	—
Change in fair value of derivatives embedded within convertible debt	(19,488)	9,759	(19,791)	7,315
Impairment charges on investments	—	—	(8,500)	—
Equity income from non-consolidated real estate businesses	1,811	4,184	816	17,504
Other, net	—	(4)	—	(577)

(Loss) income before provision for income taxes	(14,284)	34,402	(8,846)	59,464
Income tax (benefit) expense	(6,338)	15,277	(4,000)	26,032

Net (loss) income	$(7,946)	$19,125	$(4,846)	$33,432

Per basic common share:

Net (loss) income applicable to common shares	$(0.12)	$0.29	$(0.07)	$0.50

Per diluted common share:

Net (loss) income applicable to common shares	$(0.12)	$0.24	$(0.07)	$0.49

Cash distributions and dividends declared per share	$0.40	$0.38	$0.80	$0.76

*	Revenues and Cost of goods sold include excise taxes of $103,458, $43,201, $137,170 and $83,723, respectively.
The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in Thousands, Except Share Amounts)
Unaudited

					Accumulated
			Additional		Other
	Common Stock		Paid-In		Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Total
Balance, December 31, 2008	66,014,070	$6,601	$65,103	$—	$(25,242)	$(12,857)	$33,605

Net loss	—	—	—	(4,846)	—	—	(4,846)
Pension-related minimum liability adjustments, net of taxes	—	—	—	—	302	—	302
Forward contract adjustments, net of taxes	—	—	—	—	17	—	17
Unrealized loss on investment securities, net of taxes	—	—	—	—	(568)	—	(568)

Total other comprehensive income	—	—	—	—	—	—	(249)

Total comprehensive loss	—	—	—	—	—	—	(5,095)

Distributions and dividends on common stock	—	—	(55,598)	—	—	—	(55,598)
Restricted stock grant	500,000	50	—	—	—	—	50
Exercise of options	13,000	1	130	—	—	—	131
Excess tax benefit of options exercised	—		13	—	—	—	13
Amortization of deferred compensation	—	—	2,033	—	—	—	2,033
Beneficial conversion feature of notes payable, net of taxes	—	—	27,526	—	—	—	27,526

Balance, June 30, 2009	66,527,070	$6,652	$39,207	$(4,846)	$(25,491)	$(12,857)	$2,665

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
Net cash provided by operating activities	$52,553	$35,885

Cash flows from investing activities:
Purchase of investment securities	(10,667)	(5,182)
Proceeds from sale or liquidation of long-term investments	1,407	8,334
Purchase of long-term investments	—	(51)
Purchase of mortgage receivable	—	(21,704)
Distributions from non-consolidated real estate businesses	2,364	16,446
Investment in non-consolidated real estate assets	—	(10,000)
Increase in cash surrender value of life insurance policies	(757)	(521)
Decrease (increase) in non-current restricted assets	446	(259)
Proceeds from sale of fixed assets	—	373
Capital expenditures	(1,409)	(2,456)

Net cash used in investing activities	(8,616)	(15,020)

Cash flows from financing activities:
Proceeds from debt issuance	38,246	—
Repayments of debt	(3,052)	(2,984)
Deferred financing charges	(216)	(137)
Borrowings under revolver	306,788	255,118
Repayments on revolver	(306,167)	(256,753)
Dividends and distributions on common stock	(58,310)	(52,737)
Excess tax benefit of options exercised	13	18,283
Proceeds from exercise of options	182	26

Net cash used in financing activities	(22,516)	(39,184)

Net increase (decrease) in cash and cash equivalents	21,421	(18,319)
Cash and cash equivalents, beginning of period	211,105	238,117

Cash and cash equivalents, end of period	$232,526	$219,798

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
The Company records distributions on its common stock as dividends in its condensed consolidated statement of stockholders’ equity to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as reductions to additional paid-in capital.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The Company has stock option awards which provide for common stock dividends at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. As a result, in its calculation of basic EPS for the three and six months ended June 30, 2009 and 2008, the Company has adjusted its net income for the effect of its participating securities as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net (loss) income	$(7,946)	$19,125	$(4,846)	$33,432
Loss (income) attributable to participating securities	364	(871)	222	(1,553)

Net (loss) income available to common stockholders	$(7,582)	$18,254	$(4,624)	$31,879

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding.
Diluted EPS is computed by dividing net income available to common stockholders by the diluted weighted-average number of shares outstanding, which includes dilutive non-vested restricted stock grants, stock options and convertible securities. Diluted EPS includes the dilutive effect of stock options, unvested restricted stock grants and convertible securities. However, in its calculation of diluted EPS for the three and six months ended June 30, 2009 and 2008, the Company has adjusted its net income for the effect of the participating securities, stock options, unvested restricted stock grants and convertible securities as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net (loss) income	$(7,946)	$19,125	$(4,846)	$33,432
(Income) expenses attributable to 3.875% convertible debentures	—	(1,500)	—	2,527
Income attributable to participating securities	364	(803)	222	(1,670)

Net income available to common stockholders	$(7,582)	$16,822	$(4,624)	$34,289

Basic and diluted EPS were calculated using the following shares for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted-average shares for basic EPS	65,812,958	63,496,622	65,807,960	63,234,165

Plus incremental shares related to stock options and non-vested restricted stock	—	1,296,157	—	1,471,471

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Plus incremental shares related to convertible debt	—	5,923,077	—	5,923,077

Weighted-average shares for fully diluted EPS	65,812,958	70,715,856	65,807,960	70,628,713

The Company’s non-vested restricted share grants contain rights to receive forfeitable dividends, and thus are not participating securities requiring the two class method of computing EPS.
The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and six months ended June 30, 2008 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS. Amounts presented for the three and six months ended June 30, 2009 were not included in the computation of diluted EPS because the Company reported a loss during such period and the impact was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Number of stock options	5,271,881	516,147	5,271,881	516,147

Weighted-average exercise price	$11.59	$19.25	$11.59	$19.25

Weighted-average shares of non-vested restricted stock	658,156	407,920	428,662	118,514

Weighted-average expense per share	$14.17	$17.09	$14.83	$17.59

Weighted-average number of shares issuable upon conversion of debt	14,380,320	7,008,186	13,660,437	7,008,186

Weighted-average conversion price	$16.92	$15.96	$16.63	$15.96

(d)	Comprehensive Income:
Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. The Company’s comprehensive loss was $3,882 and $5,095 for the three and six months ended June 30, 2009. The Company’s comprehensive income was $14,463 and $25,444 for the three and six months ended June 30, 2008.
(e)	Fair Value of Derivatives Embedded within Convertible Debt:
The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of the Company’s embedded derivatives was between $134,269 and $139,419. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $136,796 as of June 30, 2009. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 6.)
(f)	Capital and Credit Market Crisis
During the recent capital and credit market crisis, the Company has performed additional assessments to determine the impact, if any, of market developments, on the Company’s consolidated condensed financial statements. The Company’s additional assessments have included a review of access to liquidity in the capital and credit markets, counterparty creditworthiness, value of the Company’s investments (including long-term investments, mortgage receivable and employee benefit plans) and macroeconomic conditions. The recent unprecedented volatility in capital and credit markets may create additional risks in the upcoming months and possibly years and the Company will continue to perform additional assessments to determine the impact, if any, on the Company’s condensed consolidated financial statements. Thus, future impairment charges may occur.
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
The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending tobacco-related litigation or the costs of defending such cases, and the Company has not provided any amounts in its consolidated financial statements for unfavorable outcomes, if any, unless specified in Note 8. Litigation is subject to many uncertainties, and it is possible that the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.
(h)	New Accounting Pronouncements:
On January 1, 2008, Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and financial liabilities became effective for the Company. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. On January 1, 2009, the Company adopted SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
disclosed at fair value in the financial statements on at least an annual basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements. (See Note 11.)
On January 1, 2009, SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations” and FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” became effective for the Company. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
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
In April 2009, FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly” became effective for the Company. FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The adoption of FSP SFAS 157-4 had no impact on the Company’s condensed consolidated financial statements.
In April 2009, FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and FAS No. 124-2”) became effective for the Company. FSP FAS No. 115-2 and FAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the condensed consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
In April 2009, FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”) became effective for the Company. FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value. The adoption of FSP FAS No. 107-1 and APB Opinion No. 28-1 did not have a material impact on the Company’s condensed consolidated financial statements.
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans. The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will adopt the new disclosure requirements in the 2009 annual reporting period.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification) (“SFAS No. 168”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this Statement for its quarter ending September 30, 2009. The Company is evaluating the impact of SFAS No. 168 on its condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The Company will adopt these Statements for interim and annual reporting periods beginning on January 1, 2010. The Company is currently assessing the impact, if any, of SFAS No. 167 on its condensed consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the Company’s condensed consolidated financial statements.

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
The Company recognized pre-tax restructuring charges of $1,000, during the first quarter of 2009. The restructuring charges primarily related to employee severance and benefit costs. The remaining balance of the severance and benefit costs restructuring charges was $789 as of June 30, 2009. Approximately $211 was utilized during the three and six months ended June 30, 2009, respectively.
The only remaining component of the 2004 Liggett Vector Brands restructuring at June 30, 2009 and December 31, 2008 was contract termination and exit costs of $396 and $461, respectively. Approximately $22 and $65 was utilized during the three and six months ended June 30, 2009, respectively.
3.	INVESTMENT SECURITIES AVAILABLE FOR SALE
Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of income taxes. The components of investment securities available for sale at June 30, 2009 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable equity securities	$39,621	$9,548	$(6,950)	$42,219

In October 2008, the Company purchased 320,000 shares of Castle Brands, Inc. (“Castle Brands”) Series A Convertible Preferred Stock for $4,000. Castle Brands is a publicly-traded developer and importer of premium branded spirits. The purchase was accounted for at historical cost and included with “Other Assets” on the condensed balance sheet at December 31, 2008. In January 2009, the Series A Preferred Stock of Castle Brands were converted into 11,428,576 shares of Common Stock. Effective with the conversion, the Castle Brands shares have been accounted for as an investment held for sale. These shares were carried at $2,514 as of June 30, 2009.
In May and June 2009, the Company purchased 3,683,526 common shares of Strategic Hotels & Resorts, Inc. (“Strategic Hotels”) for approximately $5,553, excluding commissions. The shares were carried at $4,089 as of June 30, 2009. The Company purchased an additional 1,650,000 shares in July 2009 for approximately $1,584, excluding commissions. On July 20, 2009, the Company reported that it owned approximately 7.1% of the stock of Strategic Hotels.
Investment securities available for sale as of June 30, 2009 and December 31, 2008 include New Valley’s 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. (“LTS”) common stock, which were carried at $7,500 and $10,000, respectively. Investment securities available for sale as of June 30, 2009 and December 31, 2008 also include 10,057,110 and 5,057,110 shares, respectively, of Opko Health Inc. (“Opko”) common stock, which were carried at $17,801 and $8,193, respectively. In May 2009, the Company purchased an additional 5,000,000 shares of Opko in a private placement for $5,000. These shares have not been registered for resale but are expected to be freely tradable within one year.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
In 2008, the Company acquired 2,259,796 shares of Cardo Medical, Inc. for $500. The shares were carried at $2,825 and $3,277 as of June 30, 2009 and December 31, 2008. These shares are now freely tradable.
4.	INVENTORIES
Inventories consist of:

	June 30,	December 31,
	2009	2008

Leaf tobacco	$50,163	$48,880
Other raw materials	5,661	5,128
Work-in-process	1,034	314
Finished goods	57,701	46,202

Inventories at current cost	114,559	100,524
LIFO adjustments	(12,393)	(7,943)

	$102,166	$92,581

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At June 30, 2009, Liggett had leaf tobacco purchase commitments of approximately $16,633. There were no leaf tobacco purchase commitments at Vector Tobacco at that date. During 2007, the Company entered into a single source supply agreement for fire safe cigarette paper through 2012.
The Company capitalizes the incremental prepaid cost of the Master Settlement Agreement in ending inventory. For the six months ended June 30, 2009 and 2008, the Company’s MSA expense was increased by approximately $650 for 2008 and reduced by approximately $1,300 for 2007, respectively, as a result of a change in estimate to the MSA assessment.
LIFO inventories represent approximately 94% and 95% of total inventories at June 30, 2009 and December 31, 2008, respectively.
5.	LONG-TERM INVESTMENTS
Long-term investments consist of investments in the following:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships accounted for at cost	$51,118	$63,072	$51,118	$54,997
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
The changes in the fair value of these investments as of June 30, 2009 were as follows:

Investment
Partnerships
Accounted for at Cost
Balance as of January 1, 2009	$54,997
Unrealized loss on long-term Investments	(357)
Realized gain (loss) on long-term Investments	—

Balance as of March 31, 2009	54,640
Unrealized gain on long-term Investments	8,432
Realized gain (loss) on long-term investments	—

Balance as of June 30, 2009	$63,072

The changes in the fair value of these investments as of June 30, 2008 were as follows:

		Investment
	Investment	Partnerships
	Partnerships	Accounted for on the
	Accounted for at Cost	Equity Method
Balance as of January 1, 2008	$89,007	$10,495
Unrealized loss on long-term Investments	(2,034)	(675)
Realized loss on long-term Investments	—	(567)

Balance as of March 31, 2008	86,973	9,253
Contributions (distributions)	47	(8,328)
Unrealized loss on long-term Investments	(3,767)	—
Realized gain on long-term Investments	14	—
Receivable classified as “Other currents assets”	—	(925)

Balance as of June 30, 2008	$83,267	$—

The Company will continue to perform additional assessments of the investments and the current condition of capital and credit markets to determine the impact, if any, on the Company’s condensed consolidated financial statements. Thus, future impairment charges may occur.
In the future, the Company may invest in other investments, including limited partnerships, real estate investments, equity securities, debt securities, derivatives and certificates of deposit, depending on risk factors and potential rates of return.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
6.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consist of:

	June 30,	December 31,
	2009	2008

Vector:
11% Senior Secured Notes due 2015	$165,000	$165,000
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $40,245 and $0*	9,755	—
6.75% Variable Interest Senior Convertible Exchange Notes due 2014, net of unamortized discount of $71,292 and $0*	35,648	—
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $83,785 and $83,993*	26,215	26,007
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $270 and $39,565*	645	72,299

Liggett:
Revolving credit facility	20,135	19,515
Term loan under credit facility	7,022	7,290
Equipment loans	6,403	8,307

V.T. Aviation:
Note payable	4,580	5,266

VGR Aviation:
Note payable	3,873	4,053

Other	70	62

Total notes payable, long-term debt and other obligations	279,346	307,799
Less:
Current maturities	(25,665)	(97,498)

Amount due after one year	$253,681	$210,301

*	The fair value of the derivatives embedded within the 6.75% Variable Interest Senior Convertible Exchange Notes ($44,070 at June 30, 2009 and $0 at December 31, 2008), 6.75% Variable Interest Convertible Note ($23,376 at June 30, 2009 and $0 at December 31, 2008), 3.875% Variable Interest Senior Convertible Debentures ($69,158 at June 30, 2009 and $51,829 at December 31, 2008) and the 5% Variable Interest Senior Convertible Notes ($192 at June 30, 2009 and $25,416 at December 31, 2008) is separately classified as a derivative liability in the condensed consolidated balance sheets.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the indenture.

	Indenture	June 30,	December 31,
Covenant	Requirement	2009	2008
Consolidated EBITDA, as defined	$50,000	$160,014	$154,053
Leverage ratio, as defined	<3.0 to 1	Negative	0.1 to 1
Secured leverage ratio, as defined	<1.5 to 1	Negative	Negative
Variable Interest Senior Convertible Debt — Vector:
Vector has issued four series of variable interest senior convertible debt. All four series of debt pay interest on a quarterly basis at a stated rate plus an additional amount of interest on each payment date. The additional amount is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt would be convertible on such record date.
5% Variable Interest Senior Convertible Notes due November 2011:
Between November 2004 and April 2005, the Company sold $111,864 principal amount of its 5% Variable Interest Senior Convertible Notes due November 15, 2011 (the “5% Notes”). In May 2009, the holder of $11,005 principal amount of the 5% Notes exchanged its 5% Notes for $11,775 principal amount of the Company’s 6.75% Variable Interest Senior Convertible Note due 2014 (the “6.75% Note”) as discussed below. In June 2009, certain holders of $99,944 principal amount of the 5% Notes exchanged their 5% Notes for $106,940 principal amount of the Company’s 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 of the Company (the “6.75% Exchange Notes”). As of June 30, 2009, a total of $915 principal amount of the 5% Notes remained outstanding after these exchanges.
6.75% Variable Interest Senior Convertible Note due 2014:
On May 11, 2009, the Company issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. The note pays interest (“Total Interest”) on a quarterly basis at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 6.75% per annum. The note is convertible into the Company’s common stock at the holder’s option. The conversion price of $15.04 per share (approximately 66.4894 shares of common stock per $1,000 principal amount of the note) is subject to adjustment for various events, including the issuance of stock dividends. The note will mature on November 15, 2014. The Company will redeem on May 11, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the note necessary to prevent the note from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the note) occurs, the Company will be required to offer to repurchase the note at 100% of its principal amount, plus accrued interest.
The purchaser of the 6.75% Note is an entity affiliated with Dr. Phillip Frost, who reported, after the consummation of the sale, beneficial ownership of approximately 11.5% of the Company’s common stock.
6.75% Variable Interest Senior Convertible Exchange Notes due 2014:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
In June 2009, the Company entered into agreements with certain holders of the 5% Notes to exchange their 5% notes for the Company’s 6.75% Exchange Notes. On June 30, 2009, the Company accepted for exchange $99,944 principal amount of the 5% Notes for $106,940 of its 6.75% Exchange Notes. The Company issued its 6.75% Exchange Notes to the holders in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 3(a)(9) thereof. The notes pay interest (“Total Interest”) on a quarterly basis beginning August 15, 2009 at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 6.75% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price of $17.06 per share (approximately 58.6063 shares of common stock per $1,000 principal amount of notes) is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on November 15, 2014. The Company will redeem on June 30, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make whole” payment.
Embedded Derivatives on the Variable Interest Senior Convertible Debt:
The portion of the interest on the Company’s convertible debt which is computed by reference to the cash dividends paid on the Company’s common stock is considered an embedded derivative within the convertible debt, which the Company is required to separately value. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, the Company has bifurcated these embedded derivatives and estimated the fair value of the embedded derivative liability including using a third party valuation. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is then amortized to interest expense over the term of the debt using the effective interest method. Changes to the fair value of these embedded derivatives are reflected quarterly in the Company’s consolidated statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt.
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s variable interest senior convertible debt for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

6.75% Note	$70	$—	$70	$—
3.875% convertible debentures	113	90	225	180
5% convertible notes	1,712	1,293	3,369	2,481

Interest expense associated with embedded derivatives	$1,895	$1,383	$3,664	$2,661

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

6.75% Note	$(1,809)	$—	$(1,809)	$—
3.875% convertible debentures	(15,577)	6,132	(17,329)	2,882
5% convertible notes	(2,102)	3,627	(653)	4,433

(Loss) gain on changes in fair value of derivatives embedded within convertible debt	$(19,488)	$9,759	$(19,791)	$7,315

The following table reconciles the fair value of derivatives embedded within convertible debt at June 30, 2009.

		6.75%	3.875%	5%
	6.75%	Exchange	Convertible	Convertible
	Note	Notes	Debentures	Debentures	Total

Balance at December 31, 2008	$—	$—	$51,829	$25,416	$77,245
Loss (gain) from changes in fair value of embedded derivatives	—	—	1,752	(1,449)	303

Balance at March 31, 2009	—	—	53,581	23,967	77,548
Issuance of 6.75% Note	21,567	—	—	(2,485)	19,082
Issuance of 6.75% Exchange Notes	—	44,070	—	(23,392)	20,678
Loss from changes in fair value of embedded derivatives	1,809	—	15,577	2,102	19,488

Balance at June 30, 2009	$23,376	$44,070	$69,158	$192	$136,796

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
A summary of non-cash interest expense associated with the amortization of the debt discount created by the beneficial conversion feature on the Company’s variable interest senior convertible debt for the three and six months ended June 30, 2009 and 2008 is as follows:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Amortization of beneficial conversion feature:
6.75% Note	$60	$—	$60	$—
3.875% convertible debentures	(10)	(11)	(17)	(19)
5% convertible notes	951	717	1,870	1,373

Interest expense associated with beneficial conversion feature	$1,001	$706	$1,913	$1,354

Unamortized Debt Discount:
The following table reconciles unamortized debt discount at June 30, 2009:

		6.75%	3.875%	5%
	6.75%	Exchange	Convertible	Convertible
	Note	Notes	Debentures	Notes	Total

Balance at December 31, 2008	$—	$—	$83,993	$39,565	$123,558
Amortization of embedded derivatives	—	—	(112)	(1,657)	(1,769)
Amortization of beneficial conversion feature	—	—	7	(919)	(912)

Balance at March 31, 2009			83,888	36,989	120,877
Issuance of convertible notes — embedded derivative	21,567	44,070	—	—	65,637
Issuance of convertible notes — beneficial conversion feature	18,808	27,222	—	—	46,688
Issuance of 6.75% Note — write-off of unamortized debt discount				(3,311)	(3,311)
Issuance of 6.75% Exchange Notes — write-off of unamortized debt discount	—	—	—	(30,745)	(30,745)
Amortization of embedded derivatives	(70)	—	(113)	(1,712)	(1,895)
Amortization of beneficial conversion feature	(60)	—	10	(951)	(1,001)

Balance at June 30, 2009	$40,245	$71,292	$83,785	$270	$196,250

Loss on Extinguishment of Debt:
The exchange of the 5% Notes for the 6.75% Notes and the 6.75% Exchange Notes qualifies as extinguishment of debt due to the significant change in terms. A summary of the Company’s loss on the extinguishment of the 5% Notes for the three and six months ended June 30, 2009 is as follows:

		6.75%
	6.75%	Exchange
	Note	Notes	Total

Issuance of additional notes payable	$770	$6,996	$7,766
Termination of embedded derivative	(2,485)	(23,392)	(25,877)
Write-off of deferred finance costs	257	2,242	2,499
Write-off of unamortized debt discount, net	3,311	30,745	34,056

Loss on extinguishment of debt	$1,853	$16,591	$18,444

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Revolving Credit Facility — Liggett:
Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $20,135 was outstanding at June 30, 2009. Availability as determined under the facility was approximately $16,843 based on eligible collateral at June 30, 2009.
Fair Value of Notes Payable and Long-term Debt:
The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies described in Note 1. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein are not necessarily indicative of the amount that could be realized in a current market exchange.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable and long-term debt	$279,346	$466,442	$307,799	$447,520
Scheduled Maturities:
Scheduled maturities of long-term debt as of June 30, 2009 are as follows:

		Unamortized
	Principal	Discount	Net
Year Ending December 31:
2009	$23,714	$270	$23,444
2010	4,425	—	4,425
2011	16,131	8,379	7,752
2012	103,211	75,406	27,805
2013	5,516	—	5,516
Thereafter	321,939	111,535	210,404

Total	$474,936	$195,590	$279,346

The scheduled maturities of $103,211 (principal amount) in 2012 reflect $99,000 (principal amount), which may be required to be redeemed in 2012 in accordance with the terms of its 3.875% Variable Interest Senior Convertible Debentures due 2026.
7.	EMPLOYEE BENEFIT PLANS
Defined Benefit and Postretirement Plans:
Net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the three and six months ended June 30, 2009 and 2008 consists of the following:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Service cost — benefits earned during the period	$330	$1,035	$660	$2,070
Interest cost on projected benefit obligation	1,441	2,381	3,787	4,762
Expected return on plan assets	(1,954)	(3,036)	(3,908)	(6,072)
Amortization of prior service cost	200	350	400	700
Amortization of net loss	534	25	1,068	50

Net expense	$551	$755	$2,007	$1,510

	Other
	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Service cost — benefits earned during the period	$4	$4	$8	$8
Interest cost on projected benefit obligation	142	148	284	296
Amortization of net loss	(41)	(45)	(82)	(90)

Net expense	$105	$107	$210	$214

The decrease of $204 in the Company’s pension expense for the three months ended June 30, 2009 was the result of increased defined benefit expense at the Liggett segment of approximately $1,600 due primarily to the amortization of losses experienced in 2008 on the investment portfolio underlying Liggett’s defined benefit plans. The amount was offset by lower expenses of approximately $1,800 at the corporate segment due to the retirement of the Company’s former Executive Chairman on December 30, 2008. The increase of $497 in the Company’s pension expense for the six months ended June 30, 2009 was the result of increased defined benefit expense at the Liggett segment of approximately $3,200 due primarily to the amortization of losses experienced in 2008 on the investment portfolio underlying Liggett’s defined benefit plans. The amount was offset by lower expenses of approximately $2,700 at the corporate segment due to the retirement of the Executive Chairman on December 30, 2008. The Company did not make contributions to its pension benefits plans for the three and six months ended June 30, 2009 and does not anticipate making any contributions to such plans in 2009. The Company anticipates paying approximately $750 in other postretirement benefits in 2009.
In connection with the retirement of the Executive Chairman, he received in July 2009 a payment of $20,860 under the terms of the Company’s Supplemental Retirement Plan. The payment was partially funded by approximately $1,554 held in a separate trust.
8.	CONTINGENCIES

Tobacco-Related Litigation:

Overview
Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. Liggett incurred legal expenses and other litigation costs totaling approximately $2,960 and $3,069, for the six months ended June 30, 2009 and 2008 respectively.
Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related or other litigation are or can be significant.
Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 43 states now limit the dollar amount of bonds or require no bond at all. Liggett has secured approximately $2,950 in bonds as of June 30, 2009.
The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as discussed elsewhere in this note: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. However, Liggett may enter into settlement discussions in particular cases if it believes it is in the best interest of the Company to do so.

Individual Actions
As of June 30, 2009, there were 35 individual cases pending against Liggett and/or the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. In addition, there were approximately 3,200 Engle progeny cases (defined below) pending against Liggett and/or the Company, in state and federal courts in Florida, and approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of individual cases by state that are pending against Liggett or its affiliates as of June 30, 2009 (excluding Engle progeny cases and the cases consolidated in West Virginia):

Number
State	of Cases
Florida	14
New York	10
Louisiana	5
West Virginia	2
Mississippi	1
Maryland	1
Missouri	1
Ohio	1

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Liggett Only Cases. There are currently six cases pending where Liggett is the only tobacco company defendant. In April 2004, in Davis v. Liggett Group, a Florida state court jury awarded compensatory damages of $540 against Liggett, plus interest. In addition, the court awarded plaintiff’s counsel legal fees of $752. Liggett appealed both the compensatory and the legal fee awards. In October 2007, the compensatory award was affirmed by the Fourth District Court of Appeal and, thereafter, was paid by Liggett. In March 2008, the Fourth District Court of Appeal reversed and remanded the legal fee award for further proceedings in the trial court. The Company has accrued approximately $1,499 for plaintiff’s claim for attorneys’ fees and costs. In Ferlanti v. Liggett Group, in February 2009, a Florida state court jury awarded compensatory damages of $1,200 against Liggett, but found that the plaintiff was 40% at fault. Therefore, plaintiff was awarded $720 in compensatory damages plus $96 in expenses. Liggett has appealed the award. Punitive damages were not awared. On May 1, 2009, the court granted plaintiff’s motion for an award of attorneys’ fees but the amount has not yet been determined. In Hausrath v. Philip Morris, a case pending in New York state court, plaintiffs recently dismissed all defendants other than Liggett. The other three individual actions, where Liggett is the only tobacco company defendant, are dormant.
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
In addition to the awards against Liggett in Davis and Ferlanti (described above), jury awards in individual cases have also been returned against other cigarette manufacturers in recent years. The awards in these individual actions, often in excess of millions of dollars, are for both compensatory and punitive damages. There are several significant jury awards against other cigarette manufacturers which are currently on appeal.
Engle Progeny Cases. In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and/or the Company have been named in approximately 3,200 Engle progeny cases in both state and federal courts in Florida. Other cigarette manufacturers have also been named as defendants in most of these cases. These cases include approximately 8,750 plaintiffs, approximately 3,200 of whom have claims pending in federal court. Duplicate cases were filed in federal and state court on behalf of approximately 660 plaintiffs. The majority of the cases pending in federal court are stayed pending the outcome of an appeal to the United States Court of Appeals for the Eleventh Circuit

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
of several district court orders in which it was found that the Florida Supreme Court’s decision in Engle was unconstitutional. The number of cases will likely increase as the courts may require multi-plaintiff cases to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties. There are approximately 54 Engle progeny cases currently scheduled for trial, or likely to be scheduled for trial, in 2009 and 2010. To date, six Engle progeny cases have been tried against other cigarette manufacturers resulting in four plaintiff verdicts and two defense verdicts. For further information on the Engle case and on Engle progeny cases, see “Class Actions — Engle Case,” below.

Class Actions
As of June 30, 2009, there were seven actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the United States Court of Appeals for the Fifth Circuit, in Castano v. American Tobacco Co., Inc., reversed a federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.
Plaintiff’s allegations of liability in class action cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, nuisance, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violation of deceptive trade practice laws and consumer protection statutes and claims under the federal and state anti-racketeering statutes. Plaintiffs in the class actions seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include, among others, lack of proximate cause, individual issues predominate, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations and preemption by the Federal Cigarette Labeling and Advertising Act.
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
In July 2006, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the class should be decertified prospectively, but preserved several of the trial court’s Phase I findings, including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) defendants concealed material information knowing that the information was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vi) defendants sold or supplied cigarettes that were defective; and (vii) defendants

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
were negligent. The Florida Supreme Court decision also allowed former class members to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damage issues, provided they file their individual lawsuits by January 2008. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. As a result of the decision, approximately 8,750 former Engle class members filed suit against the Company and/or Liggett as well as other cigarette manufacturers.
Three federal district courts (in the Merlob, Brown and Burr cases) have ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (Brown and Burr) have been certified by the trial court for interlocutory review. The certification in both cases has been granted by the United States Court of Appeals for the Eleventh Circuit and the appeals have been consolidated. In February 2009, the appeal in Burr was dismissed for lack of prosecution. Engle progeny cases pending in the federal district courts in the Middle District of Florida have been stayed pending interlocutory review by the Eleventh Circuit. Several state trial court judges have issued contrary rulings that allowed plaintiffs to use the Engle findings to establish elements of their claims and required certain defenses to be stricken.
In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Co., awarded $37,500 in compensatory damages, jointly and severally, in a case involving Liggett and two other cigarette manufacturers, which amount was subsequently reduced by the court. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle progeny case, but was tried almost five years prior to the Florida Supreme Court’s final decision in Engle. In November 2008, the court entered final judgment in the amount of $24,835 (for which Liggett is 50% responsible), plus interest from June 2002 which, as of June 30, 2009, was in excess of $13,000. Defendants filed a notice of appeal in December 2008 and have posted supersedeas bonds. Briefing is underway. In addition, plaintiff filed a motion seeking an award of attorneys’ fees from Liggett based on plaintiff’s prior proposal for settlement. All proceedings relating to the motion for attorneys’ fees are stayed pending a final resolution of appellate proceedings.
Other Class Actions. Smith v. Philip Morris, a Kansas state court case, is an action in which plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Class certification was granted in Smith in November 2001. Discovery is ongoing.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
In June 1998, in Cleary v. Philip Morris, a putative class action was brought in Illinois state court on behalf of persons who were allegedly injured by: (i) defendants’ purported conspiracy to conceal material facts regarding the addictive nature of nicotine; (ii) defendants’ alleged acts of targeting their advertising and marketing to minors; and (iii) defendants’ claimed breach of the public’s right to defendants’ compliance with laws prohibiting the distribution of cigarettes to minors. Plaintiffs request that defendants be required to disgorge all profits unjustly received through their sale of cigarettes to plaintiffs and the class. In July 2006, the plaintiffs filed a motion for class certification. A class certification hearing occurred in September 2007 and the parties are awaiting a decision. Merits discovery is stayed pending a ruling by the court. In March 2009, plaintiffs filed a third amended complaint adding, among other things, allegations regarding defendants’ sale of “light” cigarettes. In April 2009, plaintiffs in 11 “lights” class actions, including Cleary and Schwab, moved to consolidate pretrial proceedings in these 11 cases in the United States District Court for the Eastern District of New York, or alternatively, the Southern District of Florida, in a Multidistrict Litigation. Oral argument was heard on July 30, 2009.
In April 2001, in Brown v. American Tobacco Co., a California state court granted in part plaintiffs’ motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants’ cigarettes “during the applicable time period” and who were exposed to defendants’ marketing and advertising activities in California. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law. In June 2009, the California Supreme Court reversed and remanded. The defendants moved for rehearing of that decision. A decision is expected in August 2009.
Although not technically a class action, in Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action. The consolidation was affirmed on appeal by the West Virginia Supreme Court. In February 2008, the United States Supreme Court denied defendants’ petition for writ of certiorari asking the Court to review the trial plan. If the case eventually proceeds against Liggett, it is estimated that Liggett could be a defendant in approximately 100 of the individual cases.
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

Governmental Actions
As of June 30, 2009, there is one active Governmental Action pending against Liggett. The claims asserted in health care cost recovery actions vary. In these cases, the governmental entities typically assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.
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
In August 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. The Final Judgment, among other things, enjoined the non-Liggett defendants from using “lights”, “low tar”, “ultra lights”, “mild”, or “natural” descriptors, or conveying any other express or implied health messages in connection with the marketing or sale of cigarettes. The Final Judgment was stayed pending appeal. In May 2009, the United States Court of Appeals for the District of Columbia Circuit affirmed most of the district court’s decision. The other cigarette manufacturers have indicated that they will seek an appeal to the United States Supreme Court. Although this case has been concluded as to Liggett, it is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise results in restrictions that adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.

Third-Party Payor Actions
As of June 30, 2009, there were two Third-Party Payor Actions pending against Liggett and other cigarette manufacturers. Third-Party Payor Actions typically have been filed by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. In Third-Party Payor Actions, plaintiffs seek damages for funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys’ fees. Although no specific amounts are provided, it is possible that requested damages against cigarette manufacturers in these cases might be in the billions of dollars.
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
In May 2008, in National Committee to Preserve Social Security and Medicare v. Philip Morris USA, a case pending in the United States District Court for the Eastern District of New York, plaintiffs commenced an action to

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
recover twice the amount paid by Medicare for the health care services provided to Medicare beneficiaries to treat diseases allegedly attributable to smoking defendants’ cigarettes from May 21, 2002 to the present, for which treatment defendants’ allegedly were required to make payment under MSP. Defendants’ Motion to Dismiss and plaintiffs’ Motion for Partial Summary Judgment were filed in July 2008 and in March 2009, the court dismissed the case. Plaintiffs appealed the decision.

Upcoming Trials
There are currently approximately 54 Engle progeny cases that may be set for trial during 2009 and 2010. The Company and/or Liggett and other cigarette manufacturers are currently named as defendants in each of these cases. Trial dates are subject to change.

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

Certain MSA Disputes
In 2005, the independent auditor under the MSA calculated that Liggett owed $28,668 for its 2004 sales. In April 2005, Liggett paid $11,678 and disputed the balance, as permitted by the MSA. Liggett subsequently paid $9,304 of the disputed amount, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At June 30, 2009, included in “Other assets” on the Company’s consolidated balance sheet, was a noncurrent receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686 is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the independent auditor’s retroactive change from “gross” to “net” units in calculating MSA payments, which Liggett contends is improper, as discussed below. From their April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,949 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,950 relating to the retroactive change from “gross” to “net” units. From their April 2008 payment, Liggett and Vector Tobacco withheld approximately $4,000 for the 2007 NPM Adjustment and approximately $3,696 relating to the retroactive change from “gross” to “net” units. Vector Tobacco paid approximately $200 into the disputed payments account for the 2007 NPM Adjustment. From their April 2009 payment, Liggett and Vector Tobacco withheld approximately $6,100 relating to the 2008 NPM adjustment and approximately $3,300 relating to the retroactive change from “gross” to “net” units.
The following amounts have not previously been expensed by the Company as they relate to Liggett’s and Vector Tobacco’s claim for an NPM adjustment: $6,513 for 2003, $3,789 for 2004 and $800 for 2005.
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
Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation has been filed in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. All 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable and 47 of those decisions are final and non-appealable. In response to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. The agreement provides for selection of the arbitration panel beginning October 1, 2009 and that the parties and the arbitrators will thereafter establish the schedule and procedures for the arbitration. Because states representing more than 80% of the allocable share signed the agreement, signing

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
states will receive a 20% reduction of any potential 2003 NPM adjustment. It is anticipated that the arbitration will begin in 2010. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.
Gross v. Net Calculations. In October 2004, the independent auditor notified Liggett and all other Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, had been recalculated using “net” unit amounts, rather than “gross” unit amounts (which had been used since 1999). The change in the method of calculation could, among other things, require additional MSA payments by Liggett of approximately $25,900, including interest, for 2001 through 2008, and require additional amounts in future periods because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA.
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
QUEST 3. Vector Tobacco has not made MSA payments on sales of its QUEST 3 product as Vector Tobacco believes that QUEST 3 does not fall within the definition of a cigarette under the MSA. Quest is no longer being sold by Vector Tobacco. There can be no assurance that additional payments under the MSA for QUEST 3 will not be owed.
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
In Grand River Enterprises Six Nations, Ltd. v. Pryor, another proceeding pending in federal court in New York, plaintiffs seek to enjoin the statutes enacted by New York and other states in connection with the MSA on the grounds that the statutes violate the Commerce Clause of the United States Constitution and federal antitrust laws. In September 2005, the United States Court of Appeals for the Second Circuit held that if all of the allegations of the complaint were assumed to be true, plaintiffs had stated a claim for relief and that the New York federal court had jurisdiction over the other defendant states. On remand, the trial court held that plaintiffs are unlikely to succeed on the merits. Discovery is pending. Similar challenges to the MSA and MSA-related state statutes are pending in Kentucky, Arkansas, Kansas, Louisiana, Tennessee and Oklahoma. Liggett and the other

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
cigarette manufacturers are not defendants in these cases. Litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has not been successful to date.
In October 2008, Vibo Corporation, Inc., d/b/a General Tobacco (“Vibo”) commenced litigation in the United States District Court for the Western District of Kentucky against each of the Settling States and certain Participating Manufacturers. Vibo alleged, among other things, that the market share exemptions (i.e., grandfathered shares) provided to certain SPMs under the MSA, including Liggett and Vector Tobacco, violate federal antitrust and constitutional law. In January 2009, the court issued a memorandum opinion and order granting the defendants’ motions and dismissing Vibo’s lawsuit. On December 11, 2008, Vibo filed a second lawsuit, seeking declaratory relief under the MSA, in California state court against the State of California and certain cigarette manufacturers, including Liggett and Vector Tobacco, seeking a determination that the proposed amendment to its agreement to join the MSA, under which it would no longer have to make certain MSA payments, did not trigger the MSA’s “most favored nation” provision. In March 2009, the OPMs and SPMs each filed motions for summary judgment. On July 21, 2009, the trial court granted the OPMs’ and SPMs’ motions for summary judgment. It is likely that Vibo will appeal the final judgment.
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
Except for $2,500 accrued at June 30, 2009, in connection with the foregoing matters, no other amounts have been accrued in the accompanying condensed consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. The previous demands by these states are substantially in excess of the $2,500 accrual, although there have been no substantive settlement discussions for several years. There can be no assurance that Liggett will resolve these matters or that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

Cautionary Statement. Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. For example, in addition to $540 awarded in the Davis case, plus legal fees, and the $816 awarded in the Ferlanti case, plus legal fees, in June 2002, the jury in the Lukacs case, an individual case brought under the third phase of the Engle case, awarded compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. In November 2008, the court entered final judgment in favor of the plaintiff for $24,835, plus interest from June 11, 2002 which, as of June 30, 2009, exceeded $13,000. It is possible that additional cases could be decided

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
unfavorably against Liggett. As a result of the Engle decision, approximately 8,750 former Engle class members commenced suit against Liggett and/or the Company and other cigarette manufacturers. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is in its best interest to do so.
Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation, or could lead to multiple adverse decisions in the Engle progeny cases. Adverse verdicts have been rendered in four Engle progeny cases out of six that have been tried. Management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its condensed consolidated financial statements for unfavorable outcomes. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual’s complaint against the tobacco industry seek money damages in an amount to be determined by a jury, plus punitive damages and costs.
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
Other Matters:
In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement was extended through 2014. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at June 30, 2009.
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

Vector’s income tax rates for the three and six months ended June 30, 2009 and 2008 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction.
The Company’s provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28”. For the three and six months ended June 30, 2008, the Company’s income tax provision was reduced because of the impact of the gain on the income from the Company’s investment in the St. Regis Hotel, which reduced income tax expense by $460 due to differences in the Company’s marginal tax rate of approximately 41% and its anticipated effective annual income tax rate from ordinary operations of approximately 45%.
For the three and six months ended June 30, 2009, the Company’s income tax benefit was reduced because of the impact of the loss on extinguishment of debt, which reduced income tax benefit by approximately $600 due to differences in the Company’s marginal tax rate of approximately 40% and its anticipated effective annual income tax rate from ordinary operations of approximately 43%. The Company’s income tax benefit for the three and six months ended June 30, 2009 was increased by approximately $800 due to anticipated reductions in the Company’s marginal tax rate in 2009.
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
10. NEW VALLEY
Investments in Non-Consolidated Real Estate Businesses:
The components of “Investments in non-consolidated real estate businesses” were as follows as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Douglas Elliman Realty LLC	$30,314	$33,175
Aberdeen Townhomes LLC	3,000	6,500
New Valley Oaktree Chelsea Eleven LLC	10,506	11,100

Investments in non-consolidated real estate businesses	$43,820	$50,775

Residential Brokerage Business. New Valley recorded income of $1,810 and $4,184 for the three months ended June 30, 2009 and 2008, respectively, and income of $615 and $5,522 for the six months ended June 30, 2009 and 2008, respectively, associated with Douglas Elliman Realty. New Valley’s income or loss includes 50% of Douglas Elliman’s net income or loss, as well as interest income earned by New Valley on a subordinated loan to Douglas Elliman Realty, increases to income resulting from management fees and other adjustments. New Valley received cash distributions from Douglas Elliman Realty LLC of $2,049 and $2,232 for the three months ended June 30, 2009 and 2008, respectively, and $3,476 and $3,557 for the six months ended June 30, 2009 and 2008, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Summarized financial information for Douglas Elliman Realty for the three and six months ended June 30, 2009 and 2008 and as of June 30, 2009 and December 31, 2008 is presented below.

	June 30, 2009	December 31, 2008
Cash	$14,191	$22,125
Other current assets	7,427	7,496
Property, plant and equipment, net	13,779	15,868
Trademarks	21,663	21,663
Goodwill	38,334	38,325
Other intangible assets, net	1,181	1,311
Other non-current assets	3,185	904
Notes payable — current	549	1,413
Current portion of notes payable to member — Prudential Real Estate Financial Services of America, Inc.	4,668	4,729
Current portion of notes payable to member — New Valley	4,668	4,729
Other current liabilities	20,485	23,294
Notes payable — long term	673	1,805
Notes payable to member — Prudential Real Estate Financial Services of America, Inc.	—	2,030
Notes payable to member — New Valley	—	2,030
Other long-term liabilities	8,381	6,939
Members’ equity	60,336	60,723

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$60,373	$100,893	$109,329	$182,256
Costs and expenses	55,766	91,010	106,326	168,239
Depreciation expense	1,134	1,357	2,333	2,707
Amortization expense	64	75	128	149
Interest expense, net	602	802	1,293	1,665
Income tax expense	(55)	231	(365)	346

Net income	$2,862	$7,418	$(386)	$9,150

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
In February 2009, the managing member of Aberdeen Townhomes resigned, and a subsidiary of New Valley became the new managing member as of March 1, 2009. Aberdeen is a variable interest entity; however even as the managing member, the Company is not the primary beneficiary as other parties to the investment would absorb a majority of the variable interest entity’s losses under the current arrangement. On June 15, 2009, the Company entered into a line of credit in the amount of $250 on behalf of Aberdeen, of which $13 was outstanding at June 30, 2009.
In January 2009, the Company obtained an appraisal of the town home residences and determined that the value of the properties, less estimated disposal costs, was approximately $3,500 less than their carrying value and recorded an impairment charge for $3,500 for the year ended December 31, 2008. In the first quarter of 2009, the Company reevaluated the fair market value of the town home residences and determined an additional decline in the value of the properties of $3,500 had occurred and recorded an additional impairment charge of $3,500. The reduction in value was attributed to the overall real estate market conditions in New York City.
As a result of the impairment charges, the Company’s maximum exposure to a loss on its investment in Aberdeen is $3,013 at June 30, 2009.
Mortgages on four of the five Aberdeen town homes with a balance of approximately $36,100 matured on March 1, 2009 and have not been refinanced or paid and are in default. The Company is currently in discussions with the lender, Wachovia Bank, N.A. The remaining mortgage with a balance of approximately $4,550 matures on September 30, 2009 and was also in default as of June 30, 2009 due to non-payment of interest.
New Valley Oaktree Chelsea Eleven, LLC. In September 2008, a subsidiary of New Valley (“New Valley Chelsea”) purchased for $12,000 a 40% interest in New Valley Oaktree Chelsea Eleven, LLC (“New Valley Oaktree”). New Valley Oaktree lent $29,000 and contributed $1,000 for 29% of the capital in Chelsea Eleven LLC (“Chelsea”), which is developing a condominium project in Manhattan, New York. The development consists of 72 luxury residential units and one commercial unit. Approximately 75% of the units are pre-sold and there is approximately $35,000 in deposits held in escrow. The loan from New Valley Oaktree is subordinate to a $110,000 construction loan and a $24,000 mezzanine loan plus accrued interest. The loan from New Valley Oaktree to Chelsea bears interest at 60.25% per annum, compounded monthly, with $3,750 initially being held in an interest reserve, from which five monthly payments of $300 were paid to New Valley.
New Valley Chelsea is a variable interest entity; however, the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its investment in Chelsea is $10,506. This investment is being accounted for under the equity method. New Valley Chelsea operates as an investment vehicle for the Chelsea real estate development project. During the first three months of 2009, the Company received a distribution of $594. In July 2009, the Company contributed an additional $467 to New Valley Oaktree. As of June 30, 2009 and December 31, 2008, Chelsea had approximately $230,952 and $206,778 of total assets, respectively and $210,447 and $185,665 of total liabilities, respectively. No income has been recorded as all amounts have been capitalized in the construction project.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Investment in Real Estate:
Escena. In March 2008, a subsidiary of New Valley purchased a loan collateralized by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena.” The loan, which was in foreclosure, was purchased for its $20,000 face value plus accrued interest and other costs of $1,445. The collateral consists of 867 residential lots with site and public infrastructure, an 18-hole golf course, a substantially completed clubhouse, and a seven-acre site approved for a 450-room hotel.
In April 2009, New Valley’s subsidiary entered into a settlement agreement with Lennar Corporation, a guarantor of the loan, which requires the guarantor to satisfy its obligations under a completion guaranty by completing improvements to the project in settlement, among other things, of its payment guarantees. In addition, the guarantor agreed to pay approximately $250 in legal fees and $1,000 of delinquent taxes and penalties and post a letter of credit to secure its construction obligation. As a result of this settlement, the Company calculated the fair market value of the investment as of March 31, 2009, utilizing the most recent “as is” appraisal of the collateral and the value of the completion guaranty less estimated costs to dispose of the property. Based on these estimates, the Company determined that the fair market value was less than the carrying amount of the mortgage receivable at March 31, 2009 by approximately $5,000. Accordingly, a charge of $5,000 was recorded during the three months ended March 31, 2009, which resulted in the loan being carried at its net basis of $12,704 as of March 31, 2009. On April 15, 2009 New Valley completed the foreclosure process and on April 16, 2009, took title to the collateral. In June 2009, the Company received $500 from Lennar Corporation pursuant to the settlement agreement. The assets have been classified as an “Investment in real estate”, and were carried on the Company’s condensed consolidated balance sheet at $12,204 as of June 30, 2009.
Real Estate Market Conditions. Because real estate markets may continue to worsen, the Company will continue to perform additional assessments to determine the impact of the markets, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.
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
The Company’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value Measurements as of June 30, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$222,123	$222,123	$—	$—
Certificates of deposit	2,422	—	2,422	—
Bonds	3,859	3,859	—	—
Investment securities available for sale	42,219	30,777	11,442	—

Total	$270,623	$256,759	$13,864	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$136,796	$—	$—	$136,796

	Fair Value Measurements as of December 31, 2008
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$192,348	$192,348	$—	$—
Investment securities available for sale	28,518	20,627	7,891	—

Total	$220,866	$212,975	$7,891	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$77,245	$—	$—	$77,245

The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The Level 2 investment securities available for sale were not registered and therefore do not have direct market quotes or have certain restrictions.
The fair value of derivatives embedded within convertible debt were derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
debt. The changes in fair value of derivatives embedded within convertible debt as of June 30, 2009 are disclosed. (See Note 6.)
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges.
The Company’s nonrecurring nonfinancial assets subject to fair value measurements are as follows:

	Fair Value Measurements as of June 30, 2009
			Quoted Prices
	Six Months		in Active	Significant
	Ended		Markets for	Other	Significant
	June 30, 2009		Identical	Observable	Unobservable
	Impairment		Assets	Inputs	Inputs
Description	Charge	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in real estate	$5,000	$12,204	$—	$—	$12,204
Investment in non-consolidated real estate businesses	3,500	3,000	—	—	3,000

Total	$8,500	$15,204	$—	$—	$15,204

The Company estimated the fair value of its mortgage receivable and non-consolidated real estate using observable inputs such as market pricing based on recent events, however, significant judgment was required to select certain inputs from observed market data. The decrease in the mortgage receivable and the non-consolidated real estate were attributed to the decline in the New York and California real estate markets due to various factors including downward pressure on housing prices, the impact of the recent contraction in the subprime and mortgage markets generally and a large inventory of unsold homes at the same time that sales volumes were decreasing. The $8,500 of impairment charges taken in the first quarter of 2009 were included in the results from operations for the six months ended June 30, 2009.
12.	RESTRICTED STOCK AWARD
On April 7, 2009, the President of the Company was awarded a restricted stock grant of 500,000 shares of Vector’s common stock pursuant to Vector’s Amended and Restated 1999 Long-Term Incentive Plan. Under the terms of the award, one-fifth of the shares vest on September 15, 2010, with an additional one-fifth vesting on each of the four succeeding one-year anniversaries of the first vesting date through September 15, 2014. In the event that his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The fair market value of the restricted shares on the date of grant was $6,467 is being amortized over the vesting period as a charge to compensation expense.
13.	SEGMENT INFORMATION

The Company’s significant business segments for the three and six months ended June 30, 2009 and 2008 were Liggett, Vector Tobacco and New Valley. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products for segment reporting purposes, excludes the operations of Medallion. The accounting policies of the segments are the same as those

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
described in the summary of significant accounting policies. The New Valley segment includes the Company’s equity income and investments in non-consolidated real estate businesses and mortgage receivable.
Financial information for the Company’s operations before taxes for the three and six months ended June 30, 2009 and 2008 follows:

			Vector		New	Corporate
	Liggett		Tobacco		Valley	and Other	Total
Three months ended June 30, 2009
Revenues	$206,071		$723		—	—	$206,794
Operating income (loss)	43,310		(1,362)		—	(3,101)	38,847
Depreciation and amortization	1,973		25		—	527	2,525
Equity income from non-consolidated real estate businesses	—		—		1,811	—	1,811

Three months ended June 30, 2008
Revenues	$142,330		$630		—	—	$142,960
Operating income (loss)	43,692		(1,926)		—	(7,421)	34,345
Depreciation and amortization	1,919		29		—	584	2,532
Equity income from non-consolidated real estate businesses	—		—		4,184	—	4,184

Six months ended June 30, 2009
Revenues	$326,958		$1,052		—	—	$328,010
Operating income (loss)	81,720	(1)	(4,147	)(2)	—	(7,566)	70,007
Equity income from non-consolidated real estate businesses	—		—		816	—	816
Identifiable assets	292,749		2,578		56,324	405,580	757,231
Depreciation and amortization	3,958		53		—	1,107	5,118
Capital expenditures	1,402		7		—	—	1,409

Six months ended June 30, 2008
Revenues	$273,975		$1,190		—	—	$275,165
Operating income (loss)	81,036		(4,336)		—	(14,314)	62,386
Equity income from non-consolidated real estate businesses	—		—		17,504	—	17,504
Identifiable assets	322,563		6,368		43,857	415,271	788,059
Depreciation and amortization	3,772		59		—	1,169	5,000
Capital expenditures	2,410		46		—	—	2,456

(1)	Operating income includes a gain of $5,000 on the Philip Morris brand transaction completed February 2009.

(2)	Operating income includes restructuring costs of $1,000.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
14.	Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2009, through the financial statement issue date of August 10, 2009, and determined that there were no recordable or reportable subsequent events.
15.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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
The 11% Senior Secured Notes due 2015, issued on August 16, 2007 by Vector, are fully and unconditionally guarantied on a joint and several basis by all of the 100%-owned domestic subsidiaries of the Company that are engaged in the conduct of its cigarette businesses. (See Note 6.) The notes are not guarantied by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley. Presented herein are unaudited condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008, the related unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2009 and 2008 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 of the Company (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$223,608	$8,917	$1	$—	$232,526
Investment securities available for sale	42,141	—	78	—	42,219
Accounts receivable — trade	—	9,511	—	—	9,511
Intercompany receivables	37	—	—	(37)	—
Inventories	—	102,166	—	—	102,166
Deferred income taxes	5,025	419	—	—	5,444
Income taxes receivable	—	222	—	(222)	—
Restricted assets	—	5,567	—	—	5,567
Other current assets	307	2,890	—	—	3,197

Total current assets	271,118	129,692	79	(259)	400,630

Property, plant and equipment, net	678	46,264	—	—	46,942
Investment in real estate	—	—	12,204	—	12,204
Long-term investments accounted for at cost	50,332	—	786	—	51,118
Investments in non- consolidated real estate businesses	—	—	43,820	—	43,820
Investments in consolidated subsidiaries	149,120	—	—	(149,120)	—
Restricted assets	3,967	2,142	—	—	6,109
Deferred income taxes	46,747	894	10,566	—	58,207
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	3,081	—	—	3,081
Other assets	13,621	13,988	—	—	27,609

Total assets	$535,583	$303,572	$67,455	$(149,379)	$757,231

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$645	$25,020	$—	$—	$25,665
Current portion of employee benefits	21,260	1,051	—	—	22,311
Accounts payable	2,643	3,828	—	—	6,471
Intercompany payables	—	37	—	(37)	—
Accrued promotional expenses	—	10,760	—	—	10,760
Income taxes payable, net	55,932	4,717	26,462	(222)	86,889
Accrued excise and payroll taxes payable, net	—	25,797	—	—	25,797
Settlement accruals	—	26,344	—	—	26,344
Deferred income taxes	13,392	2,314	—	—	15,706
Accrued interest	10,402	—	—	—	10,402
Other current liabilities	3,731	7,975	516	—	12,222

Total current liabilities	108,005	107,843	26,978	(259)	242,567
Notes payable, long-term debt and other obligations, less current portion	236,618	17,063	—	—	253,681
Fair value of derivatives embedded within convertible debt	136,796	—	—	—	136,796
Non-current employee benefits	11,702	24,612	—	—	36,314
Deferred income taxes	39,415	21,546	109	—	61,070
Other liabilities	382	22,843	913	—	24,138

Total liabilities	532,918	193,907	28,000	(259)	754,566

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity	2,665	109,665	39,455	(149,120)	2,665

Total liabilities and stockholders’ equity	$535,583	$303,572	$67,455	$(149,379)	$757,231

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$200,066	$11,039	$—	$—	$211,105
Investment securities available for sale	28,440	—	78	—	28,518
Accounts receivable — trade	—	9,506	—	—	9,506
Intercompany receivables	1,938	—	—	(1,938)	—
Inventories	—	92,581	—	—	92,581
Deferred income taxes	3,304	338	—	—	3,642
Income taxes receivable	25,125	—	—	(25,125)	—
Other current assets	3,962	5,969	—	—	9,931

Total current assets	262,835	119,433	78	(27,063)	355,283
Property, plant and equipment, net	735	49,956	—	—	50,691
Mortgage receivable	—	—	17,704	—	17,704
Long-term investments accounted for at cost	50,332	—	786	—	51,118

Long-term investments accounted under the equity method	—	—	—	—	—
Investments in non- consolidated real estate businesses	—	—	50,775	—	50,775
Investments in consolidated subsidiaries	164,917	—	—	(164,917)	—
Restricted assets	3,845	2,710	—	—	6,555
Deferred income taxes	37,177	870	7,175	—	45,222
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	2,901	—	—	2,901
Other assets	16,295	13,657	—	—	29,952

Total assets	$536,136	$297,038	$76,518	$(191,980)	$717,712

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$72,299	$25,199	$—	$—	$97,498
Current portion of employee benefits	20,789	1,051	—	—	21,840
Accounts payable	3,219	2,885	—	—	6,104
Intercompany payables	—	3	—	(3)	—
Accrued promotional expenses	—	10,131	—	—	10,131
Income taxes payable, net	—	10,754	26,174	(25,125)	11,803
Accrued excise and payroll taxes payable, net	—	7,004	—	—	7,004
Settlement accruals	—	20,668	—	—	20,668
Deferred income taxes	81,961	10,546	—	—	92,507
Accrued interest	9,612	—	—	—	9,612
Other current liabilities	—	20,017	910	(1,935)	18,992

Total current liabilities	187,880	108,258	27,084	(27,063)	296,159
Notes payable, long-term debt and other obligations, less current portion	191,007	19,294	—	—	210,301
Fair value of derivatives embedded within convertible debt	77,245	—	—	—	77,245
Non-current employee benefits	17,388	17,468	—	—	34,856
Deferred income taxes	28,573	20,125	109	—	48,807
Other liabilities	438	15,219	1,082	—	16,739

Total liabilities	502,531	180,364	28,275	(27,063)	684,107

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity	33,605	116,674	48,243	(164,917)	33,605

Total liabilities and stockholders’ equity	$536,136	$297,038	$76,518	$(191,980)	$717,712

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$206,794	$—	$—	$206,794
Expenses:
Cost of goods sold	—	147,764	—	—	147,764
Operating, selling, administrative and general expenses	4,502	15,870	(189)	—	20,183
Management fee expense	—	2,056	—	(2,056)	—

Operating income (loss)	(4,502)	41,104	189	2,056	38,847
Other income (expenses):
Interest and dividend income	62	14	—	—	76
Interest expense	(16,838)	(248)	—	—	(17,086)
Loss on exchanges	(18,444)	—	—	—	(18,444)
Changes in fair value of derivatives embedded within convertible debt	(19,488)	—	—	—	(19,488)
Equity income on non-consolidated real estate businesses	—	—	1,811	—	1,811
Equity income in consolidated subsidiaries	26,253	—	—	(26,253)	—
Management fee income	2,056	—	—	(2,056)	—
Other, net	—	—	—	—	—

Income (loss) before provision for income taxes	(30,901)	40,870	2,000	(26,253)	(14,284)
Income tax benefit (expense)	22,955	(15,656)	(961)	—	6,338

Net income (loss)	$(7,946)	$25,214	$1,039	$(26,253)	$(7,946)

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Six Months Ended June 30, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$328,010	$—	$—	$328,010
Expenses:
Cost of goods sold	—	220,290	—	—	220,290
Operating, selling, administrative and general expenses	9,652	31,860	201	—	41,713
Gain on brand transaction	—	(5,000)	—	—	(5,000)
Restructuring charges	—	1,000	—	—	1,000
Management fee expense	—	4,112	—	(4,112)	—

Operating income (loss)	(9,652)	75,748	(201)	4,112	70,007
Other income (expenses):
Interest and dividend income	137	89	—	—	226
Interest expense	(32,632)	(528)	—	—	(33,160)
Loss on exchanges	(18,444)	—	—	—	(18,444)
Changes in fair value of derivatives embedded within convertible debt	(19,791)	—	—	—	(19,791)
Impairment charges on investments	—	—	(8,500)	—	(8,500)
Equity income from non-consolidated real estate businesses	—	—	816	—	816
Equity income in consolidated subsidiaries	41,752	—	—	(41,752)	—
Management fee income	4,112	—	—	(4,112)	—
Other, net	—	—	—	—	—

Income (loss) before provision for income taxes	(34,518)	75,309	(7,885)	(41,752)	(8,846)
Income tax benefit (expense)	29,672	(28,775)	3,103	—	4,000

Net income (loss)	$(4,846)	$46,534	$(4,782)	$(41,752)	$(4,846)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Six Months Ended June 30, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$275,165	$—	$—	$275,165
Expenses:
Cost of goods sold	—	166,037	—	—	166,037
Operating, selling, administrative and general expenses	15,171	30,872	699	—	46,742
Management fee expense	—	3,970	—	(3,970)	—

Operating income (loss)	(15,171)	74,286	(699)	3,970	62,386
Other income (expenses):
Interest and dividend income	3,040	306	—	—	3,346
Interest expense	(29,550)	(960)	—	—	(30,510)
Changes in fair value of derivatives embedded within convertible debt	7,315	—	—	—	7,315
Equity income from non-consolidated real estate businesses	—	—	17,504	—	17,504
Equity income in consolidated subsidiaries	55,217	—	—	(55,217)	—
Management fee income	3,970	—	—	(3,970)	—
Other, net	(573)	—	(4)	—	(577)

Income before provision for income taxes	24,248	73,632	16,801	(55,217)	59,464
Income tax benefit (expense)	9,184	(28,344)	(6,872)	—	(26,032)

Net income	$33,432	$45,288	$9,929	$(55,217)	$33,432

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$55,499	$55,892	$1,642	$(60,480)	$52,553

Cash flows from investing activities:
Purchase of investment securities	(10,667)	—	—	—	(10,667)
Proceeds from sale or liquidation of long-term investments	1,407	—	—	—	1,407
Distributions from non-consolidated real estate businesses	—	—	2,364	—	2,364
Investments in subsidiaries	(2,050)	—	—	2,050	—
Increase in cash surrender value of life insurance policies	(425)	(332)	—	—	(757)
(Increase) decrease in non- current restricted assets	(122)	568	—	—	446
Capital expenditures	—	(1,409)	—	—	(1,409)

Net cash (used in) provided by investing activities	(11,857)	(1,173)	2,364	2,050	(8,616)

Cash flows from financing activities:
Proceeds from debt Issuance	38,225	21	—	—	38,246
Repayments of debt	—	(3,052)	—	—	(3,052)
Deferred financing charges	(210)	(6)	—	—	(216)
Borrowings under revolver	—	306,788	—	—	306,788
Repayments on revolver	—	(306,167)	—	—	(306,167)
Capital contributions received	—	2,050	—	(2,050)	—
Intercompany dividends paid	—	(56,475)	(4,005)	60,480	—
Dividends and distributions on common stock	(58,310)	—	—	—	(58,310)
Proceeds from exercise of Vector options and warrants	182	—	—	—	182
Tax benefit of options exercised	13	—	—	—	13

Net cash (used in) financing activities	(20,100)	(56,841)	(4,005)	58,430	(22,516)

Net increase (decrease) in cash and cash equivalents	23,542	(2,122)	1	—	21,421
Cash and cash equivalents, beginning of period	200,066	11,039	—	—	211,105

Cash and cash equivalents, end of period	$223,608	$8,917	$1	$—	$232,526

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$26,962	$46,368	$2,255	$(39,700)	$35,885

Cash flows from investing activities:
Purchase of investment securities	(5,182)	—	—	—	(5,182)
Proceeds from sale or liquidation of long-term investments	8,334	—	—	—	8,334
Purchase of long-term investments	—	—	(51)	—	(51)
Purchase of mortgage receivable	—	—	(21,704)	—	(21,704)
Distributions from non-consolidated real estate businesses	—	—	16,446	—	16,446
Investment in non- consolidated real estate businesses	—	—	(10,000)	—	(10,000)
Increase in cash surrender value of life insurance policies	(254)	(267)	—	—	(521)
Increase in non-current restricted assets	(232)	(27)	—	—	(259)
Investments in subsidiaries	(15,108)	—	—	15,108	—
Proceeds from the sale of fixed assets	—	373	—	—	373
Capital expenditures	—	(2,456)	—	—	(2,456)

Net cash used in investing activities	(12,442)	(2,377)	(15,309)	15,108	(15,020)

Cash flows from financing activities:
Repayments of debt	—	(2,984)	—	—	(2,984)
Deferred financing charges	(137)	—	—	—	(137)
Borrowings under revolver	—	255,118	—	—	255,118
Repayments on revolver	—	(256,753)	—	—	(256,753)
Capital contributions received	—	2,050	13,058	(15,108)	—
Intercompany dividends paid	—	(39,700)	—	39,700	—
Dividends and distributions on common stock	(52,737)	—	—	—	(52,737)
Proceeds from exercise of Vector options and warrants	26	—	—	—	26
Excess tax benefit of options exercised	18,283	—	—	—	18,283

Net cash (used in) provided by financing activities	(34,565)	(42,269)	13,058	24,592	(39,184)

Net (decrease) increase in cash and cash equivalents	(20,045)	1,722	4	—	(18,319)
Cash and cash equivalents, beginning of period	228,901	9,216	—	—	238,117

Cash and cash equivalents, end of period	$208,856	$10,938	$4	$—	$219,798

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
     All of Liggett’s unit sales volume in 2008 and the first six months of 2009 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
     Liggett’s cigarettes are produced in approximately 180 combinations of length, style and packaging. Liggett’s current brand portfolio includes:
•	LIGGETT SELECT — a leading brand in the deep discount category,

•	GRAND PRIX — re-launched as a national brand in 2005,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category,

•	PYRAMID — the industry’s first deep discount product with a brand identity, and

•	USA and various Partner Brands and private label brands.
     In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT’s unit volume was 30.1% and 24.5% of Liggett’s unit volume for the year ended December 31, 2008 and for the six months ended June 30, 2009, respectively. GRAND PRIX is now the largest seller in Liggett’s family of brands with 32.6% and 30.4% of Liggett’s unit volume for the year ended December 31, 2008 and the six months ended June 30, 2009, respectively. In April 2009, Liggett repositioned PYRAMID as a box only brand in specific targeted markets with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment.
     Under the Master Settlement Agreement reached in November 1998 with 45 states and various territories, the three largest cigarette manufacturers must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market. Additionally, Vector Tobacco has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. market. Liggett’s and Vector Tobacco’s payments under the Master Settlement Agreement are based on each company’s incremental market share above the minimum threshold applicable to such company. We believe that Liggett has gained a sustainable cost advantage over its competitors as a result of the settlement.
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
Recent Developments
     5% Variable Interest Senior Convertible Notes Due November 2011. Between November 2004 and April 2005, we sold $111,864 principal amount of our 5% Variable Interest Senior Convertible Notes due November 15, 2011 (the “5% Notes”). In May 2009, the holder of $11,005 principal amount of the 5% Notes exchanged its 5% Notes for $11,775 principal amount of our 6.75% Variable Interest Senior Convertible Note due 2014 (the “6.75% Note”) as discussed below. In June 2009, certain holders of $99,944 principal amount of the 5% Notes exchanged their 5% Notes for $106,940 principal amount of our 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 (the “6.75% Exchange Notes”). As of June 30, 2009, a total of $915 principal amount of the 5% Notes remained outstanding after these exchanges.
     We recorded a loss of $18,444 associated with the extinguishment of the 5% Notes in the second quarter of 2009.
     6.75% Variable Interest Senior Convertible Note due 2014. On May 11, 2009, we issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. We will use the net proceeds of the offering for general corporate purposes. The note pays interest (“Total Interest”) on a quarterly basis at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest or (ii) 6.75% per annum. The note is convertible into our common stock at the holder’s option. The conversion price of $15.04 per share (approximately 66.4894 shares of common stock per $1,000 principal amount of the note) is subject to adjustment for various events, including the issuance of stock dividends. The note matures on November 15, 2014. We will redeem on May 11, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the note necessary to prevent the note from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the note) occurs, we will be required to offer to repurchase the note at 100% of its principal amount, plus accrued interest.
     The purchaser of this 6.75% Note is an entity affiliated with Dr. Phillip Frost, who reported, after the consummation of the sale, beneficial ownership of approximately 11.5% of our common stock.
     6.75% Variable Interest Senior Convertible Exchange Notes due 2014. On June 15, 2009, we entered into agreements with certain holders of the 5% Notes to exchange their 5% notes for our

6.75% Exchange Notes. On June 30, 2009, we accepted for exchange $99,944 principal amount of the 5% Notes for $106,940 principal amount of our 6.75% Exchange Notes. We issued the 6.75% Exchange Notes to the holders in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 3(a)(9) thereof. The notes pay interest (“Total Interest”) on a quarterly basis beginning August 15, 2009 at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest or (ii) 6.75% per annum. The notes are convertible into our common stock at the holder’s option. The conversion price of $17.06 per share (approximately 58.6063 shares of common stock per $1,000 principal amount of notes) is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on November 15, 2014. We will redeem on June 30, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the indenture) occurs, we will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make whole” payment.
     Proposed and enacted excise tax increases. Effective April 1, 2009, the federal cigarette excise tax was increased from $3.90 per carton ($0.39 per pack) to $10.07 per carton ($1.01 per pack). Wholesale shipment volume for the six months ended June 30, 2009 compared to the same period in 2008 for Liggett and for the total industry was negatively impacted by tax-driven trade purchasing patterns in anticipation of the increase in the federal excise taxes on cigarettes. This legislation included provisions that imposed this increase in excise taxes on inventory held as of April 1, 2009. As a result, many wholesalers and retailers significantly reduced their inventory levels as of March 31, 2009 to minimize any such taxes owed on such inventory. In 2009, ten states enacted increases to state excise taxes and further increases in states’ excise taxes are expected.
     Family Smoking Prevention and Tobacco Control Act (FDA Legislation). On June 22, 2009, President Barrack Obama signed into law the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Legislation. Under the FDA Legislation, the U.S. Food and Drug Administration has been granted broad authority over the manufacture, sale, marketing and packaging of tobacco products. Provisions of the FDA Legislation are effective over a time period ranging from 90 days to over 39 months. See “Legislation and Regulation” below.
     Long-term Investments. We recorded a loss of $21,900 in 2008 due to the performance of three of our long-term investments in various investment funds in 2008 and a loss of $567 during the first quarter of 2008 associated with the liquidation of a long-term investment, which was included as “Other expense” on our condensed statement of operations for the six months ended June 30, 2008.
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
     We recognized pre-tax restructuring charges of $1,000, during the first quarter of 2009. The restructuring charges relate primarily to employee severance and benefit costs.
     Issuance of Restricted Shares. On April 7, 2009, our President and Chief Executive Officer was awarded a restricted stock grant of 500,000 shares of our common stock pursuant to our Amended and Restated 1999 Long-Term Incentive Plan. Under the terms of the award, one-fifth of the shares vest on September 15, 2010, with an additional one-fifth vesting on each of the four succeeding one-year anniversaries of the first vesting date through September 15, 2014. In the event that his employment with us is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of ours, any remaining balance of the shares not previously vested will be forfeited by him. The fair market value of the restricted shares on the date of grant was $6,467 which is being amortized over the vesting period as a charge to compensation expense.
     Investment in Real Estate. In March 2008, a subsidiary of New Valley purchased a loan collateralized by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena.” The loan, which was in foreclosure, was purchased for its $20,000 face value plus accrued interest and other costs of $1,445. The collateral consists of 867 residential lots with site and public infrastructure, an 18-hole golf course, a substantially completed clubhouse, and a seven-acre site approved for a 450-room hotel.
     In April 2009, New Valley’s subsidiary entered into a settlement agreement with a guarantor of the loan, which requires the guarantor to satisfy its obligations under a completion guaranty by completing improvements to the project in settlement, among other things, of its payment guarantees. In addition, the guarantor agreed to pay approximately $250 in legal fees and $1,000 of delinquent taxes and penalties and post a letter of credit to secure its construction obligations. As a result of this settlement, we calculated the fair market value of the investment as of March 31, 2009, utilizing the most recent “as is” appraisal of the collateral and the value of the completion guaranty less estimated costs to dispose of the property. Based on these estimates, we determined that the fair market value was less than the carrying amount of the mortgage receivable at March 31, 2009, by approximately $5,000. Accordingly, the reserve was increased and a charge of $5,000 was recorded in the first quarter of 2009. On April 15, 2009 New Valley completed the foreclosure process and on April 16, 2009, took title to the property. We reclassified the loan from “Mortgage receivable” at March 31, 2009 to “Investment in real estate” at June 30, 2009 on our condensed consolidated balance sheet. It was carried at $12,204 as of June 30, 2009.
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
     In February 2009, the managing member of Aberdeen Townhomes resigned and a subsidiary of New Valley became the new managing member as of March 1, 2009. Aberdeen is a variable interest entity; however, even as the managing member, we are not the primary beneficiary as other parties to the investment would absorb a majority of the variable interest entity’s losses under the current arrangement. On June 15, 2009, we entered into a line of credit in the amount of $250 on behalf of Aberdeen, of which $13 was outstanding at June 30, 2009.
     In January 2009, we obtained an appraisal of the town home residences and determined that the value of the properties, less estimated disposal costs, was approximately $3,500 less than their carrying value and recorded an impairment charge for $3,500. In the first quarter of 2009, we reevaluated the fair market value of the town home residences and determined an additional decline in the value of the properties of $3,500 had occurred and recorded an impairment charge of $3,500 for the three months ended March 31, 2009. The reduction in value was attributed to the overall real estate market conditions in New York City
     As a result of the impairment charges, our maximum exposure to a loss on our investment in Aberdeen is $3,013 at June 30, 2009.
     Four of the five notes related to the project with a balance of approximately $36,100 matured on March 1, 2009 and have not been refinanced or paid and are in default. We are currently in discussion with the lender, Wachovia Bank, N.A. The remaining mortgage with a balance of approximately $4,550 matures on September 30, 2009 is also in default as of June 30, 2009 due to non-payment of interest.
     New Valley Oaktree Chelsea Eleven, LLC. In September 2008, a subsidiary of New Valley LLC (“New Valley Chelsea”) purchased for $12,000 a 40% interest in New Valley Oaktree Chelsea Eleven, LLC, which lent $29,000 and contributed $1,000 in capital to Chelsea Eleven LLC, which is developing a condominium project in Manhattan, New York. The development consists of 72 luxury residential units and one commercial unit. Approximately 75% of the units have been pre-sold and there is approximately $35,000 in deposits held in escrow. The loan from New Valley Oaktree is subordinate to a $110,000 construction loan and a $24,000 mezzanine loan plus accrued interest. The loan from New Valley Oaktree to Chelsea Eleven bears interest at 60.25% per annum, compounded monthly, with $3,750 initially being held in an interest reserve, from which five monthly payments of $300 have been paid to New Valley.
     New Valley Chelsea is a variable interest entity; however, we are not the primary beneficiary. Our maximum exposure to loss as a result of our investment in Chelsea is $10,506. This investment is being accounted for under the equity method.
     Sale of St. Regis Hotel. In March 2008, 16th and K Holdings LLC closed on the sale of 90% of the St. Regis Hotel. In addition to retaining a 3% interest, net of incentives, in the St. Regis Hotel, New Valley received $16,406, of which $15,822 was received in the six months ended June 30, 2009, upon the sale of the hotel. New Valley anticipates receiving an additional $3,400 in various installments between 2009 and 2012. We recorded the $16,446 as an investing activity in the consolidated statement of cash flows for the six months ended June 30, 2008. New Valley recorded equity losses of $0 and $3,796 for the three and six months ended June 30, 2008, respectively, associated with 16th and K Holdings LLC. For the six months ended June 30, 2008, New Valley also recorded equity income of $15,779 in connection with the distributions received in excess of the carrying amount of the investment in St. Regis and we have no legal obligation to make additional investments to the investment.
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
In 2005, the independent auditor under the Master Settlement Agreement calculated that Liggett owed $28,668 for its 2004 sales. Liggett paid $11,678 and disputed the balance, as permitted by the Master Settlement Agreement. Liggett subsequently paid $9,304 of the disputed amount, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At June 30, 2009, included in “Other assets” on our condensed balance sheet was a receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686 is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the independent auditor’s retroactive change from “gross” to “net” units in calculating Master Settlement Agreement payments, which Liggett contends is improper, as discussed above. From its April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,949 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,950 relating to the retroactive change from “gross” to “net” units. From their April 2008 payment, Liggett and Vector Tobacco withheld approximately $4,000 for the 2007 NPM Adjustment and approximately $3,696 related to the retroactive change from “gross” to “net” units. Vector Tobacco paid approximately $200 into the disputed payments account for the 2007 NPM Adjustment. From their April 2009 payment, Liggett and Vector Tobacco withheld approximately $6,100 relating to the 2008 NPM adjustment and approximately $3,300 relating to the retroactive change from “gross” to “net” units.
The following amounts have not primarily been expensed by us as they relate to Liggett’s and Vector Tobacco’s claim for an NPM Adjustment: $6,513 for 2003, $3,789 for 2004 and $800 for 2005.
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
Since April 2006, notwithstanding provisions in the Master Settlement Agreement requiring arbitration, litigation has been filed in 49 Settling States and territories over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the Master Settlement Agreement previously determined to be as much as $1,200,000 for all Participating Manufacturers. All 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable and 47 of these decisions are final. In response to a proposal from the Original

Participating Manufacturers and many of the Subsequent Participating Manufacturers, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. The agreement provides for selection of the arbitration panel beginning October 1, 2009 and that the parties and the arbitrators will thereafter establish the schedule and procedures for the arbitration. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any potential 2003 NPM adjustment. It is anticipated that the arbitration will begin in 2010. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.
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
Except for $2,500 accrued as of June 30, 2009, in connection with the foregoing matters, no other amounts have been accrued in the accompanying condensed financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will resolve these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect our condensed consolidated financial position, results of operations or cash flows.
Recent Developments in Tobacco-Related Litigation
     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of June 30, 2009, there were 35 individual cases pending against Liggett and/or us, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. In addition, there were approximately 3,200 Engle progeny cases pending against Liggett and/or us, in state and federal courts in Florida, and approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. There are seven purported class actions and three governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett or us, or both, were named as a defendant. Additionally, a third-party payor health care reimbursement action is pending against Liggett in Israel.

     Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging, among other things, that the use of the terms “light” and “ultralight” constitutes unfair and deceptive trade practices. In Altria Group v. Good, the United States Supreme Court ruled that the Federal Cigarette Labeling and Advertising Act did not preempt certain state law claims in Maine. This ruling may result in additional class action cases in other states. Liggett is not a party in this case. One such suit (Schwab [McLaughlin] v. Philip Morris), pending in federal court in New York since 2004, seeks to create a nationwide class of “light” cigarette smokers and includes Liggett as a defendant. The action asserts claims under the Racketeer Influenced and Corrupt Organizations Act (RICO). The proposed class is seeking as much as $200,000,000 in damages, which could be trebled under RICO. In November 2005, the court ruled that the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members, if the class is certified. Fluid recovery would permit potential damages to be paid out in ways other than merely giving cash directly to plaintiffs, such as establishing a pool of money that could be used for public purposes. In September 2006, the court granted plaintiffs’ motion for class certification. In April 2008, the United States Court of Appeals for the Second Circuit decertified the class. The case was returned to the trial court for further proceedings. In December 2008, the United States Supreme Court, in Altria Group v. Good, ruled that the Federal Cigarette Labeling and Advertising Act did not preempt the state law claims asserted by the plaintiffs and that they could proceed with their claims under the Maine Unfair Trade Practices Act. This ruling may result in additional class action cases in other states. Although Liggett is not a party in the Good case, an adverse ruling or commencement of additional “lights” related class actions could have a material adverse effect on us. Liggett is a defendant in the Schwab case.
     There are currently six individual tobacco-related actions pending where Liggett is the only tobacco company defendant. In April 2004, in one of these cases, a jury in a Florida state court action awarded compensatory damages of $540 against Liggett, plus interest. This award is final and has been paid by Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett appealed the legal fees award. In March 2008, the Fourth District Court of Appeals reversed and remanded the legal fee award for further proceedings in the trial court. We have accrued approximately $1,499 for plaintiff’s claim for attorney fees and costs. In February 2009, a Florida state court jury awarded compensatory damages of $1,200 against Liggett in another of these cases, but found that the plaintiff was 40% at fault. Therefore, plaintiff was awarded $720 in compensatory damages plus $96 in expenses. Liggett has appealed the award. Punitive damages were not awarded. On May 1, 2009, the court granted plaintiff’s motion for an award of attorneys’ fees but the amount has yet to be determined.
     In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and/or us have been named in approximately 3,200 Engle progeny cases in both state and federal courts in Florida. Other cigarette manufacturers have also been named as defendants in most of these cases. These cases include approximately 8,750 plaintiffs, approximately 3,200 of whom have claims pending in federal court. Duplicate cases were filed in federal and state court on behalf of approximately 660 plaintiffs. The majority of the cases pending in federal court are stayed pending the outcome of an appeal to the United States Court of Appeals for the Eleventh Circuit of several district court orders in which it was found that the Florida Supreme Court’s decision in Engle was unconstitutional. The number of cases will likely increase as the courts may require multi-plaintiff cases to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties. There are approximately 54 Engle progeny cases currently scheduled for trial, or likely to be scheduled for trial, in 2009 and 2010. To date, six Engle progeny cases have been tried against other cigarette manufacturers resulting in four plaintiff verdicts and two defense verdicts. In June 2002, the jury in Lukacs v. R. J. Reynolds Tobacco Company, an individual case brought under the third phase of the Engle case, awarded $37,500, plus interest, (subsequently reduced by the court to $24,835) of compensatory damages, jointly and severally, against Liggett and two other cigarette manufacturers and found Liggett 50% responsible for the damages. In November 2008, the court entered final judgment in the amount of $24,935 plus interest from June 2002 which as of June 30, 2009 was in excess of $13,000. The defendants have appealed. The plaintiffs are seeking an award of attorney’s fees from Liggett. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
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
     For purposes of this discussion and other condensed consolidated financial reporting, our significant business segments for the three and six months ended June 30, 2009 and 2008 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of the Medallion Company, Inc. (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

	Three Months Ended		Six Months Ended
	June 30,	June 30	June 30,	June 30,
	2009	2008	2009	2008

Revenues:
Liggett	$206,071	$142,330	$326,958	$273,975
Vector Tobacco	723	630	1,052	1,190

Total revenues	$206,794	$142,960	$328,010	$275,165

Operating income (loss):
Liggett	$43,310	$43,692	$81,720	$81,036
Vector Tobacco	(1,362)	(1,926)	(4,147)	(4,336)

Total tobacco	41,948	41,766	77,573	76,700

Corporate and other	(3,101)	(7,421)	(7,566)	(14,314)

Total operating income	$38,847	$34,345	$70,007	$62,386

Three Months Ended June 30, 2009 Compared to Three Months ended June 30, 2008
     Revenues. Total revenues were $206,794 for the three months ended June 30, 2009 compared to $142,960 for the three months ended June 30, 2008. This 63,834 (44.7%) increase in revenues was due to $63,741 (44.8%) increase in revenues at Liggett and $93 (14.8%) increase in revenues at Vector Tobacco for the three months ended June 30, 2009.
     Tobacco Revenues. In June 2009, Liggett increased the list price of all brands by $0.10 per carton in conjunction with the user fees imposed by the passage of the bill granting the FDA jurisdiction over tobacco. In April 2008, Liggett increased the list price of GRAND PRIX by $0.40 per carton. In addition, in April 2008, Liggett decreased the early payment terms on its cigarettes from 2.75% to 2.25% of invoice amount. In August 2008, Liggett increased the list price of LIGGETT SELECT, EVE and GRAND PRIX by $1.00 per carton. Liggett increased the list price of LIGGETT SELECT and EVE by $0.90 per carton in February 2009 and an additional $7.10 per carton in March 2009. Liggett increased the list price of GRAND PRIX by $7.20 per carton in March 2009.
     All of Liggett’s sales for the second quarter of 2009 and 2008 were in the discount category. For the three months ended June 30, 2009, net sales at Liggett totaled $206,071, compared to

$142,330 for the three months ended June 30, 2008. Revenues increased by 44.8% ($63,741) due to a favorable price variance of $73,020 primarily related to increases in price of LIGGETT SELECT and GRAND PRIX (primarily associated with the increase in federal excise taxes on cigarettes) and a favorable sales mix of $1,479 offset by an unfavorable sales volume variance of $10,401 (approximately 161.9 million units). Wholesale shipment volume for the three months ended June 30, 2009 decreased in comparison to the same period in 2008 for Liggett and for the total industry due to reduced demand at the retail level as a result of the 2009 federal excise tax increase on cigarettes from $3.90 to $10.07 per carton on April 1, 2009.
     Net revenues of the LIGGETT SELECT brand increased $6,884 for the second quarter of 2009 compared to 2008 due to a favorable variance from pricing while its unit volume decreased 29.1% (199.1 million units) in 2009 period compared to 2008. Net revenues of the GRAND PRIX brand increased $13,902 for the second quarter of 2009 compared to the 2008 due to a favorable variance from pricing while its unit volume decreased 18.9% (133.8 million units).
     Revenues at Vector Tobacco for the three months ended June 30, 2009 were $723 compared to $630 in the 2008 period due to increased prices associated with the increased federal excise tax. Vector Tobacco’s revenues in both periods related to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $59,032 for the three months ended June 30, 2009 compared to $56,930 for the three months ended June 30, 2008. This represented an increase of $2,102 (3.7%) when compared to the same period last year, due primarily to increased prices for the three months ended June 30, 2009. Liggett’s brands contributed 99.8% to our gross profit and Vector Tobacco contributed 0.2% for the three months ended June 30, 2009. Liggett’s brands contributed 99.7% to our gross profit and Vector Tobacco contributed 0.3% for the three months ended June 30, 2008.
     Liggett’s gross profit of $58,903 for the three months ended June 30, 2009 increased $2,152 from gross profit of $56,751 for the three months ended June 30, 2008. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 57.5% for the three months ended June 30, 2009 compared to gross profit of 57.3% for the three months ended June 30, 2008. This increase in Liggett’s gross profit in the 2009 period was attributable primarily to pricing increases.
     Vector Tobacco’s gross profit was $129 for the three months ended June 30, 2009 compared to gross profit of $179 for the same period in 2008. The decrease was due primarily to higher cost of sales and lower sales volumes.
     Expenses. Operating, selling, general and administrative expenses were $20,183 for the three months ended June 30, 2009 compared to $22,585 for the same period last year, a decrease of $2,402 (10.6%). Expenses at Liggett were $15,593 for the three months ended June 30, 2009 compared to $13,059 for the same period in the prior year, an increase of $2,534 (19.4%). The increase related to higher pension expenses in the 2009 period compared to the 2008 period. Expenses at Vector Tobacco for the three months ended June 30, 2009 were $1,491 compared to expenses of $2,105 for the three months ended June 30, 2008. Expenses at the corporate level decreased from $7,421 to $3,099 due primarily to lower compensation expense and expenses associated with our Supplemental Retirement Plan in 2009 due to the retirement of our former Executive Chairman on December 30, 2008.
     For the three months ended June 30, 2009, Liggett’s operating income decreased $382 to $43,310 compared to $43,692 for the same period in 2008. For the three months ended June 30, 2009, Vector Tobacco’s operating loss was $1,362 compared to a loss of $1,925 for the three months ended June 30, 2008.

     Other Income (Expenses). For the three months ended June 30, 2009, other income (expenses) was an expense of $53,131 compared to income of $57 for the three months ended June 30, 2008. For the three months ended June 30, 2009, other expenses primarily consisted of interest expense of $17,086, a loss on the extinguishment of the 5% Notes of $18,444, equity income of $1,811 on non-consolidated real estate businesses, and a loss of $19,488 for changes in fair value of derivatives embedded within convertible debt. For the three months ended June 30, 2008, other income consisted of equity income from non-consolidated real estate businesses of $4,184, interest and dividend income of $1,375 and $9,759 for changes in fair value of derivatives embedded within convertible debt. This amount was primarily offset by interest expense of $15,257. The equity income of $4,184 for the 2008 period resulted from New Valley’s investment in Douglas Elliman Realty.
     The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The losses for the changes in fair value of the embedded derivatives in the three months ended June 30, 2009 was primarily the result of narrowing credit spreads in both the United States corporate credit markets and the market for our debt the 2009 period. The gain from the embedded derivatives in the three months ended June 30, 2008 was primarily the result of interest payments during the period and increasing long-term interest rates.
     (Loss) income before income taxes. Loss before income taxes for the three months ended June 30, 2009 was $14,284 compared to income before income taxes of $34,402 for the three months ended June 30, 2008.
     Income tax provision. The income tax benefit of $6,338 for the three months ended June 30, 2009 compared to an expense of $15,277 for the three months ended June 30, 2008. Our income tax rates for the three months ended June 30, 2009 and 2008 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28.” For the three months ended June 30, 2008, our income tax provision was reduced because of the impact of the gain on the income from our investment in the St. Regis Hotel, which reduced income tax expense by $460 due to differences in our marginal tax rate of approximately 41% and our anticipated effective annual income tax rate from ordinary operations of approximately 45%. For the three and six months ended June 30, 2009, our income tax benefit was reduced because of the impact of the loss on extinguishment of debt, which reduced income tax benefit by approximately $600 due to differences in our marginal tax rate of approximately 40% and its anticipated effective annual income tax rate from ordinary operations of approximately 43%. For the three and six months ended June 30, 2009, our income tax benefit was increased by approximately $800 due to anticipated reductions in our marginal tax rate in 2009.
          We are being audited by the Internal Revenue Service for the taxable year ended December 31, 2005. We believe we have adequately reserved for any potential adjustments that may arise as a result of the audit.
     Six Months Ended June 30, 2008 Compared to Six Months ended June 30, 2007
     Revenues. Total revenues were $328,010 for the six months ended June 30, 2009 compared to $275,165 for the six months ended June 30, 2008. This $52,845 (19.2%) increase in revenues was due to a $52,983 (19.4%) increase in revenues at Liggett and a $138 (11.6%) decrease in revenues at Vector Tobacco.
     Tobacco Revenues. In June 2009, Liggett increased the list price of all brands by $0.10 per carton in conjunction with the user fees imposed by the passage of the bill granting the FDA jurisdiction over tobacco. In April 2008, Liggett increased the list price of GRAND PRIX by $0.40 per carton. In addition, in April 2008, Liggett decreased the early payment terms on its cigarettes from 2.75% to 2.25% of invoice amount. In August 2008, Liggett increased the list price of LIGGETT SELECT, EVE and GRAND PRIX by $1.00 per carton. Liggett increased the list price of LIGGETT SELECT and EVE by $0.90 per carton in February 2009 and an additional $7.10 per carton in March 2009. Liggett increased the list price of GRAND PRIX by $7.20 per carton in March 2009.
     All of Liggett’s sales for the first six months of 2009 and 2008 were in the discount category. For the six months ended June 30, 2009, net sales at Liggett totaled $326,958, compared to $273,975, for the six months ended June 30, 2008. Revenues increased by 19.3% ($52,983) due to a favorable price variance of $84,850 and sales mix of $849 primarily related to LIGGETT SELECT and GRAND PRIX (primarily associated with the increase in federal excise taxes on cigarettes) offset by an unfavorable volume variance of $32,412 (approximately 507.3 million units). Net revenues of the LIGGETT SELECT brand decreased $1,434 for the first six months of 2009 compared to 2008, and its unit volume decreased 29.1% (379.4 million units) in the 2009 period compared to 2008. Net revenues of the GRAND PRIX brand increased $12,945 for the first six months of 2009 compared to 2008 from a favorable variance from pricing of $26,687 offset by a decrease in volume of 16.5% (227.5 million units).
     Revenues at Vector Tobacco for the six months ended June 30, 2009 were $1,052 compared to $1,190 in the 2008 period due to decreased sales volume. Vector Tobacco’s revenues in both periods related to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $107,721 for the six months ended June 30, 2009 compared to $109,128 for the six months ended June 30, 2008. This represented a decrease of $1,407 (1.3%) when compared to the same period last year, due primarily to decreased volume for the six months ended June 30, 2009. Liggett’s brands contributed 99.8% to our gross profit and Vector Tobacco contributed 0.2% for the six months ended June 30, 2009. Over the same period in 2008, Liggett’s brands contributed 99.7% to tobacco gross profit and Vector Tobacco contributed 0.3%.
     Liggett’s gross profit of $107,552 for the six months ended June 30, 2009 decreased $1,225 from gross profit of $108,777 for the six months ended June 30, 2008. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 56.8% for the six months ended June 30, 2009 compared to gross profit of 57.2% for the six months ended June 30, 2008. This decrease in Liggett’s gross profit in the 2009 period was attributable primarily to decreased unit sales.
     Vector Tobacco’s gross profit was $169 for the six months ended June 30, 2009 compared to gross profit of $351 for the same period in 2008. The decrease was due primarily to the reduced sales volume.
     Expenses. Operating, selling, general and administrative expenses were $42,713 for the six months ended June 30, 2009 compared to $46,742 for the same period last year, a decrease of $4,029 (8.6%). Expenses at Liggett were $30,832 for the six months ended June 30, 2009 compared to $27,741 for the same period in the prior year, an increase of $3,091 or 11.1%. The increase related to pension expense in the 2009 period compared to the 2008 period. Expenses at Vector Tobacco for the six months ended June 30, 2009 were $4,316 compared to expenses of

$4,687 for the six months ended June 30, 2008. Expenses at the corporate level decreased from $14,314 in the 2008 period to $6,565 due primarily to lower compensation expense and expenses associated with our Supplemental Retirement Plan in 2009 due to the retirement of our former Executive Chairman on December 30, 2008.
     For the six months ended June 30, 2009, Liggett’s operating income increased $684 to $81,720 compared to $81,036 for the same period in 2008. For the six months ended June 30, 2009, Vector Tobacco’s operating loss was $4,147 compared to a loss of $4,336 for the six months ended June 30, 2008.
     Other Income (Expenses). Other expenses were $78,853 and $2,922 for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, other expenses primarily consisted of interest expense of $33,160, a loss on the extinguishment of the 5% Notes of $18,444, a loss of $8,500 associated with a decline in value in the Escena mortgage receivable ($5,000) and the Aberdeen real estate investment ($3,500), a loss of $19,791 for changes in fair value of derivatives embedded within convertible debt , equity income of $816 on non-consolidated real estate businesses, and interest income of $226. For the six months ended June 30, 2008, other income consisted of equity income from non-consolidated real estate businesses of $17,504, changes in fair value of derivatives embedded within convertible debt of $7,315 and interest and dividend income of $3,346 and was primarily offset by interest expense of $30,510 and a loss of $577 associated with the performance of an investment partnership. The equity income of $17,504 for the 2008 period resulted from New Valley’s investment in Douglas Elliman Realty which contributed $5,522 and $11,982 from 16th and K, which consisted of equity losses from the operations of the St. Regis Hotel of $3,796 and income of $15,779 in connection with the gain on the disposal of 16th and K’s interest in 90% of the St. Regis Hotel in Washington, D.C.
     The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The losses for the changes in fair value of the embedded derivatives in the three months ended June 30, 2009 was primarily the result of narrowing credit spreads in both the United States corporate credit markets and the market for the Company’s debt in the 2009 period offset by interest payments. The gain from the embedded derivatives in the first six months of 2008 was primarily the result of interest payments during the period and increasing long-term interest rates.
     (Loss) income before income taxes. Loss before income taxes for the six months ended June 30, 2009 was $8,846 compared to income before income taxes of $59,464 for the six months ended June 30, 2008.
     Income tax provision. The income tax benefit of $4,000 for the six months ended June 30, 2009 and an expense of $26,032 for the same period in 2008. Our income tax rates for the six months ended June 30, 2009 and 2008 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28.” For the three months ended June 30, 2008, our income tax provision was reduced because of the impact of the gain on the income from our investment in the St. Regis Hotel, which reduced income tax expense by $460 due to differences in our marginal tax rate of approximately 41% and our anticipated effective annual income tax rate from ordinary operations of approximately 45%.

     We are being audited by the Internal Revenue Service for the taxable year ended December 31, 2005. We believe we have adequately reserved for any potential adjustments that may arise as a result of the audit.
Liquidity and Capital Resources
     Net cash and cash equivalents increased $21,421 for the six months ended June 30, 2009 and decreased $18,319 for the six months ended June 30, 2008.
     Net cash provided from operations was $52,553 and $35,885 for the six months ended June 30, 2009 and 2008, respectively. The increase was primarily due to the timing of excise tax payments and collection of accounts receivable in the 2009 period as compared to the 2008 period.
     Cash used in investing activities was $8,616 and $15,020 for the six months ended June 30, 2009 and 2008, respectively. In the first six months of 2009, cash was used for the purchase of investment securities of $10,667, capital expenditures of $1,409, an increase in cash surrender value of corporate-owned life insurance policies of $757, offset by distributions from non-consolidated real estate businesses of $2,364, proceeds from the liquidation of long-term investments of $1,407 and a decrease in restricted assets of $446. In the first six months of 2008, cash was used for the purchase of the mortgage receivable of $21,704, the purchase of non-consolidated real estate businesses of $10,000, the purchase of investment securities of $5,182, net capital expenditures of $2,083, increase in the cash surrender value of corporate-owned life insurance policies of $521, an increase in restricted assets of $259 and the purchase of long-term investments of $51 offset by the distributions from non-consolidated real estate businesses of $16,446 and from the proceeds from the liquidation of long-term investments of $8,334.
     Cash used in financing activities was $22,516 and $39,184 for the six months ended June 30, 2009 and 2008, respectively. In the first six months of 2009, cash was primarily used for distributions on common stock of $58,310, and repayments of debt of $3,052 offset by net borrowings of debt under the revolver of $621, deferred financing charges on debt issuance of $216, offset by the proceeds from the issuance of debt of $38,246 and the exercise of options of $182. In the first six months of 2008, cash was primarily used for distributions on common stock of $52,737, repayments on debt of $2,984, net payments of debt under the revolver of $1,635, deferred financing charges of $137, offset by the excess tax benefit of options exercised of $18,283 and the proceeds from the exercise of options of $26.
     Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $20,135 was outstanding at June 30, 2009. Availability as determined under the facility was approximately $16,843 based on eligible collateral at June 30, 2009. The facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the facility, on a trailing twelve-month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The covenants also require that annual capital expenditures, as defined under the facility, (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year. At June 30, 2009, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were approximately $154,000 for the twelve months ended June 30, 2009.
     Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct, third-party and purported class actions predicated on the theory that they should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Liggett has a number of valid defenses to claims asserted against it, however, litigation is subject to many uncertainties. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $24,835) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. It is possible that additional cases could be decided unfavorably. There are approximately 3,200 Engle progeny cases, in state and federal courts in Florida, where either Liggett (and other cigarette manufacturers) or us, or both, were named as defendants. These cases include approximately 8,750 plaintiffs. Approximately 54 cases are currently scheduled for trial, or likely to be scheduled for trial, in 2009 and 2010. To date, six Engle progeny cases have gone to trial resulting in four plaintiff verdicts and two defense verdicts. Liggett was not a party in these cases. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 8 to our condensed consolidated financial statements and “Legislation and Regulation” below for a description of legislation, regulation and litigation.
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
     Vector. Our scheduled maturities in 2009 declined to $23,714 as of June 30, 2009 from $135,922 as of March 31, 2009 due to extinguishments of debt. On May 11, 2009, we issued in a private placement the 6.75% Note due 2014 in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. On June 30, 2009, we issued $106,940 of our 6.75% Exchange Notes due 2014 in exchange for $99,944 aggregate principal amount of the 5% Notes due 2011, valued at 107% principal amount.
We believe that we will continue to meet our liquidity requirements over the next 12 months. Our corporate expenditures (exclusive of our cigarette operations) and other potential liquidity requirements over the next 12 months include:
•	cash interest expense of approximately $53,900,

•	dividends on our outstanding common shares (currently at an annual rate of approximately $118,000),

•	a payment of a retirement benefit under our Supplemental Retirement Plan to our former Executive Chairman of approximately $20,860 (paid in July 2009), and

•	other corporate expenses and taxes, including a tax payment of approximately $75,500 in connection with the Philip Morris brands transaction.
     We believe that our cigarette operations are positive cash flow generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
     In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $232,500, investment securities available for sale of approximately $42,200, long-term investments with an estimated value of approximately $63,000 and availability under Liggett’s credit facility of approximately $16,800 at June 30, 2009. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next twelve months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
     As described above under “Recent Developments”, during the second quarter of 2009, we issued the $50,000 principal amount of 6.75% Note and $106,940 principal amount of 6.75% Exchange Notes. These new notes were issued for $38,225 of cash and $110,949 principal amount of our 5% Notes previously issued in 2004 and 2005. The issuance of the new notes enhanced our liquidity and financial position, as the new notes have an extended maturity and a lower cash interest cost than the 5% Notes.
     The remaining $915 principal amount of 5% Notes mature on November 15, 2011; however, the remaining 5% Notes could become due in November 2009 as a result of an option by the holders to require us to repurchase some or the entire remaining principal amount of the 5% Notes on November 15, 2009
     On a quarterly basis, we evaluate our investments to determine whether an impairment has occurred. If so, we also make a determination if such impairment is considered temporary or other-than-temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts and circumstances driven. However, among the matters that are considered in making such a determination are the period of time the investment has remained below its cost or carrying value, the likelihood of recovery given the reason for the decrease in market value and our original expected holding period of the investment.
     We or our subsidiaries file U.S. federal income tax returns and returns with various state and local jurisdictions. Our condensed consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of June 30, 2009, our deferred income tax liabilities exceeded our deferred income tax assets by $13,125. Our current deferred income tax liabilities decreased by approximately $76,801 during the six months ended June 30, 2009 primarily as a result of expected tax payment of approximately $75,500 in connection with the Philip Morris brands transaction due in 2009. This tax payment resulted from our settlement with the Internal Revenue Service in July 2006, which required us to recognize taxable income of approximately $192,000 from the Philip Morris brand transaction by March 1, 2009.
Market Risk

     We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
     As of June 30, 2009, approximately $35,610 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of June 30, 2009, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $191.
     In addition, as of June 30, 2009, approximately $72,263 ($267,855 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and its carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance.
     We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in yield of our debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes our future dividend payments and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of our embedded derivatives was between $134,269 and $139,419. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $136,796 as of June 30, 2009. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
     Changes to the estimated fair value of these embedded derivatives are reflected quarterly within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $4,979 with approximately $526 resulting from the 6.75% Note, due 2014, $991 resulting from the 6.75% Exchange Notes, due 2014, $3,460 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026, and the remaining $2 resulting from the embedded derivative associated with our 5% variable interest senior convertible notes due 2011. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $6,250 per year.
     We held investment securities available for sale totaling $42,219 at June 30, 2009, which includes 13,888,889 shares of Ladenburg Thalmann Financial Services Inc. carried at $7,500 and 2,259,796 shares of Cardo Medical, Inc. carried at $2,825 as of June 30, 2009. In addition, we held 10,057,110 shares of Opko Health Inc. (“Opko”) common stock as of June 30, 2009. In May 2009, we purchased 5,000,000 of the Opko shares in a private placement for $5,000. The Opko shares were carried at $17,801 as of June 30, 2009.

     In October 2008, we purchased 320,000 shares of Castle Brands, Inc. (“Castle Brands”) Series A Convertible Preferred Stock for $4,000. Castle Brands is a publicly-traded developer and importer of premium branded spirits. The purchase was accounted for at historical cost and included with “Other Assets” on the condensed balance sheet at December 31, 2008. In January 2009, the Series A Preferred Stock of Castle Brands were converted into 11,428,576 shares of Common Stock. Effective with the conversion, the Castle Brands shares have been accounted for as an investment held for sale. These shares were carried at $2,514 as of June 30, 2009.
     In May and June 2009, we purchased 3,683,526 common shares of Strategic Hotels & Resorts, Inc. for approximately $5,553, excluding commissions. The shares were carried at $4,089 as of June 30, 2009. We purchased an additional 1,650,000 shares in July 2009 for approximately $1,584, excluding commissions. On July 20, 2009, we reported that we beneficially owned approximately 7.1% of the stock of Strategic Hotels.
     See Note 3 to our condensed consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.
     We and New Valley also hold long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.
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
     In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations”. FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arises from Contingencies” was issued in April 2009. The revisions are intended to simplify existing guidance and converge rulemaking under U.S. Generally Accepted Accounting Principles (“GAAP”) with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The new standard also converges financial reporting under U.S. GAAP with international accounting rules. SFAS No. 141(R) and 141(R)-1 did not have an impact on our condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 seeks qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 also seeks enhanced disclosure around derivative instruments in financial statements, accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how hedges affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us as of January 1, 2009 and did not have an impact on our condensed consolidated results of operations, financial position or cash flows.
     On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial

Cash Settlement)” (“FSP No. APB 14-1”). FSP No. APB 14-1 did not have an impact our condensed consolidated financial statements.
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
     In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly”. FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The guidance is effective for financial statement purposes for interim and annual financial statements issued for fiscal periods ending after June 15, 2009. The provisions of FSP FAS No. 157-4 became effective April 1, 2009 and did not have an impact on our condensed consolidated financial statements.
     In April 2009, FASB issued FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and FAS No. 124-2”). FSP FAS No. 115-2 and FAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS No. 115-2 and FAS No. 124-2 became effective for interim and annual reporting periods that end after June 15, 2009 and did not have impact on our condensed consolidated financial statements.
     In April 2009, FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”). FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, we will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 became effective for interim reporting periods that end after June 15, 2009. We adopted the disclosure requirement in our June 30, 2009 condensed consolidated financial statements.

     In December 2008, the FASB issued FSP SFAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans. The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within our plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. We will adopt the new disclosure requirements in our 2009 annual reporting period.
     In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt this Statement for our quarter ending September 30, 2009. There will be no change to our condensed consolidated financial statements due to the implementation of this Statement.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. We will adopt these Statements for interim and annual reporting periods beginning on January 1, 2010. We are currently assessing the impact, if any, of SFAS No. 167 on our condensed consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. We adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact our condensed consolidated financial statements.
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
     On June 22, 2009, the President signed into law the “Family Smoking Prevention and Tobacco Control Act” (H.R. 1256). The law grants the Food and Drug Administration (“FDA”) broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero. Among other measures, the law (under various deadlines):
•	increases the number of health warnings required on cigarette and smokeless tobacco products, increases the size of warnings on packaging and in advertising, requires the FDA to develop graphic warnings for cigarette packages, and grants the FDA authority to require new warnings;

•	requires practically all tobacco product advertising to eliminate color and imagery and instead consist solely of black text on white background;

•	imposes new restrictions on the sale and distribution of tobacco products;

•	bans the use of “light,” “mild,” “low” or similar descriptors on tobacco products;

•	bans the use of “characterizing flavors” in cigarettes other than tobacco or menthol;

•	gives the FDA the authority to impose tobacco product standards that are appropriate for the protection of the public health (by, for example, requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling);

•	requires manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products;

•	requires pre-market approval by the FDA for tobacco products represented (through labels, labeling, advertising, or other means) as presenting a lower risk of harm or tobacco-related disease;

•	requires manufacturers to report ingredients and harmful constituents and requires the FDA to disclose certain constituent information to the public;

•	mandates that manufacturers test and report on ingredients and constituents identified by the FDA as requiring such testing to protect the public health, and allows the FDA to require the disclosure of testing results to the public;

•	requires manufacturers to submit to the FDA certain information regarding the health, toxicological, behavioral or physiologic effects of tobacco products;

•	prohibits use of tobacco containing a pesticide chemical residue at a level greater than allowed under federal law;

•	requires the FDA to establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;

•	requires tobacco product manufacturers (and certain other entities) to register with the FDA;

•	authorizes the FDA to require the reduction of nicotine (although it may not require the reduction of nicotine yields of a tobacco product to zero) and the reduction or elimination of other constituents;

•	imposes (and allows the FDA to impose) various recordkeeping and reporting requirements on tobacco product manufacturers; and

•	grants the FDA the regulatory authority to impose broad additional restrictions.
     The law also requires establishment, within the FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products, including:
•	a recommendation on modified risk applications;

•	a recommendation on the effects of tobacco product nicotine yield alteration and whether there is a threshold level below which nicotine yields do not produce dependence;

•	a report on the public health impact of the use of menthol in cigarettes; and

•	a report on the public health impact of dissolvable tobacco products.
     The law imposes user fees on certain tobacco product manufacturers in order to pay for the costs of regulation. User fees will be allocated among tobacco product classes according to a formula set out in the legislation, and then among manufacturers and importers within each class based on market share. Based on the current market shares of Liggett and Vector Tobacco, we estimate the FDA user fees on those two companies combined to be approximately $2,000 for 2009.
     The law also imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). These regulations will significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color, graphics and sound effects in advertising, limiting the use of outdoor advertising, and restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold through non-face-to-face transactions.
     It is likely that the new tobacco law could result in a decrease in cigarette sales in the United States, including sales of Liggett’s and Vector Tobacco’s brands. Total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the new tobacco law. Costs, however, could be substantial and could have a material adverse effect on the companies’ financial condition, results of operations, and cash flows. In addition, failure to comply with the new tobacco law and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on the business, financial condition and results of operation of both Liggett and Vector Tobacco. At present, we are not able to predict whether the new tobacco law will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry, thus affecting its competitive position.
     Liggett and Vector Tobacco provide ingredient information annually, as required by law, to the states of Massachusetts, Texas and Minnesota. Several other states are considering ingredient disclosure legislation.
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
     Cigarettes are subject to substantial and increasing federal, state and local excise taxes. Effective April 1, 2009, the federal cigarette excise tax increased from $0.39 to $1.01 per pack. State excise taxes vary considerably and, when combined with sales taxes, local taxes and the federal excise tax, may exceed $4.00 per pack. In 2009, ten states enacted increases in excise taxes and several other states are considering, or have pending, legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had, and will continue to have, an adverse effect on sales of cigarettes.
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
     In November 2008, the Federal Trade Commission (“FTC”) rescinded guidance it issued in 1966 that generally permitted statements concerning cigarette “tar” and nicotine yields if they were based on the Cambridge Filter Method, sometimes called the FTC method. In its rescission notice, the FTC also indicated that advertisers should no longer use terms suggesting the FTC’s endorsement or approval of any specific test method, including terms such as “per FTC Method” or other phrases that state or imply FTC endorsement or approval of the Cambridge Filter Method or other machine-based methods for measuring cigarette “tar” or nicotine yields. Also in its rescission notice, the FTC indicated that cigarette descriptors such as “light” and “ultra light” have not been defined by the FTC, nor has the FTC provided any guidance or authorization for their use. The FTC indicated that to the extent descriptors are used in a manner that convey an overall impression that is false, misleading, or unsubstantiated, such use could be actionable. The FTC further indicated that companies must ensure that any continued use of descriptors does not convey an erroneous or unsubstantiated message that a particular cigarette presents a reduced risk of harm or is otherwise likely to mislead consumers. In response to the FTC’s action, we have removed all reference to “tar” and nicotine testing from our point-of-sale advertising. In addition, the new tobacco law imposes a ban – scheduled to take effect next year – on the use of “light”, “mild”, “low” or similar descriptors on tobacco product labels and in labeling or advertising. To the extent descriptors are no longer used to market or promote our cigarettes, this may have a material adverse effect on us.
     A wide variety of federal, state and local laws limit the advertising, sale and use of cigarettes, and these laws have proliferated in recent years. For example, many local laws prohibit smoking in restaurants and other public places, and many employers have initiated programs restricting or eliminating smoking in the workplace. There are various other legislative efforts pending at the federal, state or local level which seek to, among other things, eliminate smoking in public places, curtail affirmative defenses of tobacco companies in product liability litigation, and further restrict the sale, marketing and advertising of cigarettes and other tobacco products. This trend has had, and is likely to continue to have, an adverse effect on us. It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented, or to predict what the impact of the new FDA tobacco law will be on these pending legislative efforts.
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
     Further information on risks and uncertainties specific to our business include the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the Securities and Exchange Commission.
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
Except as discussed in our filings on Form 8-K dated May 11, 2009 and June 30, 2009 related to the issuances of our 6.75% Variable Interest Senior Convertible Note due 2014 and our 6.75% Variable Interest Senior Convertible Notes due 2014, no securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended June 30, 2009.
No securities of ours were repurchased by us or our affiliated purchasers during the three months ended June 30, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders
We held our 2009 annual meeting of stockholders on June 2, 2009. The matter submitted to our stockholders for a vote at the meeting was to elect the following seven director nominees to serve for the ensuing year and until their successors are elected. The votes cast and withheld for the election of directors were as follows:

Nominee	For	Withheld
Bennett S. LeBow	48,038,359	13,883,281
Howard M. Lorber	48,016,887	13,904,753
Ronald J. Bernstein	48,463,254	13,458,386
Henry C. Beinstein	48,184,265	13,737,375
Robert J. Eide	48,518,268	13,403,372
Jeffrey S. Podell	48,555,887	13,365,753
Jean E. Sharpe	48,520,409	13,401,231
Based on these voting results, each of the directors nominated was elected.

Item 6.	Exhibits

4.1	Form of Note, dated May 11, 2009, by Vector Group Ltd. to Frost Nevada Investments Trust (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated May 11, 2009).

4.2	Purchase Agreement, dated as of May 11, 2009, between Vector Group Ltd. and Frost Nevada Investments Trust (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated May 11, 2009).

4.3	Form of Issuance and Exchange Agreement, dated as of June 15, 2009 between Vector Group Ltd. and holders of its 5% Variable Interest Senior Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated June 15, 2009).

4.4	Indenture, between Vector Group Ltd. and Wells Fargo Bank, N.A. as trustee, relating to the 6.75% Variable Interest Senior Convertible Exchange Notes Due 2014, including the form of the note, dated as of June 30, 2009 (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated June 30, 2009).

10.1	Restricted Share Award Agreement, dated as of April 7, 2009, between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated April 10, 2009).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD. (Registrant)

By:	/s/ J. Bryant Kirkland III

J. Bryant Kirkland III Vice President, Treasurer and Chief Financial Officer
Date: August 10, 2009