Form 10-Q
period 2009-09-30
VECTOR GROUP LTD
filed 2009-11-09
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2009

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
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
     At November 9, 2009, Vector Group Ltd. had 71,262,684 shares of common stock outstanding.

VECTOR GROUP LTD.
FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30,	December 31,
	2009	2008

ASSETS:
Current assets:
Cash and cash equivalents	$237,468	$211,105
Investment securities available for sale	62,094	28,518
Accounts receivable — trade	6,824	9,506
Inventories	100,021	92,581
Deferred income taxes	4,199	3,642
Restricted assets	3,545	2,653
Other current assets	3,114	7,278

Total current assets	417,265	355,283

Property, plant and equipment, net	45,851	50,691
Mortgage receivable	—	17,704
Investment in real estate	12,204	—
Long-term investments accounted for at cost	51,170	51,118
Investments in non-consolidated real estate businesses	45,628	50,775
Restricted assets	4,586	6,555
Deferred income taxes	58,211	45,222
Intangible asset	107,511	107,511
Prepaid pension costs	3,171	2,901
Other assets	29,783	29,952

Total assets	$775,380	$717,712

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$20,892	$97,498
Current portion of employee benefits	1,051	21,840
Accounts payable	9,769	6,104
Accrued promotional expenses	12,081	10,131
Income taxes payable, net	31,112	11,803
Accrued excise and payroll taxes payable, net	568	7,004
Settlement accruals	46,787	20,668
Deferred income taxes	17,203	92,507
Accrued interest	6,861	9,612
Other current liabilities	12,215	18,992

Total current liabilities	158,539	296,159

Notes payable, long-term debt and other obligations, less current portion	334,502	210,301
Fair value of derivatives embedded within convertible debt	142,850	77,245
Non-current employee benefits	36,933	34,856
Deferred income taxes	68,492	48,807
Other liabilities	24,042	16,739

Total liabilities	765,358	684,107

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 74,220,968 and 69,107,320 shares issued and 70,973,057 and and 66,014,070 shares outstanding	7,097	6,601
Additional paid-in capital	30,293	65,103
Retained earnings	—	—
Accumulated other comprehensive loss	(14,511)	(25,242)
Less: 3,247,911 and 3,093,250 shares of common stock in treasury, at cost	(12,857)	(12,857)

Total stockholders’ equity	10,022	33,605

Total liabilities and stockholders’ equity	$775,380	$717,712

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues*	$236,736	$145,601	$564,746	$420,766

Expenses:
Cost of goods sold*	177,798	84,999	398,088	251,036
Operating, selling, administrative and general expenses	21,966	23,067	63,679	69,809
Gain on brand transaction	—	—	(5,000)	—
Restructuring charges	—	—	1,000	—

Operating income	36,972	37,535	106,979	99,921

Other income (expenses):
Interest and dividend income	51	1,094	277	4,440
Interest expense	(16,808)	(15,515)	(49,968)	(46,025)
Loss on extinguishment of debt	—	—	(18,444)	—
Change in fair value of derivatives embedded within
convertible debt	(6,054)	522	(25,845)	7,837
Impairment charges on investments	—	(7,000)	(8,500)	(7,000)
Equity income from non-consolidated real
estate businesses	4,712	5,202	5,528	22,706
Other, net	—	(1)	—	(578)

Income before provision for income taxes	18,873	21,837	10,027	81,301
Income tax expense (benefit)	2,654	7,010	(1,346)	33,042

Net income	$16,219	$14,827	$11,373	$48,259

Per basic common share:

Net income applicable to common shares	$0.22	$0.21	$0.16	$0.68

Per diluted common share:

Net income applicable to common shares	$0.22	$0.20	$0.16	$0.67

Cash distributions and dividends declared per share	$0.38	$0.36	$1.14	$1.09

*	Revenues and Cost of goods sold include excise taxes of $119,643, $43,327, $256,813 and $127,050, respectively.
The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in Thousands, Except Share Amounts)
Unaudited

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance, December 31, 2008	66,014,070	$6,601	$65,103	$—	$(25,242)	$(12,857)	$33,605

Net income	—	—	—	11,373	—	—	11,373
Pension-related minimum liability adjustments, net of taxes	—	—	—	—	464	—	464
Forward contract adjustments, net of taxes	—	—	—	—	(7)	—	(7)
Unrealized gain on investment securities, net of taxes	—	—	—	—	10,274	—	10,274

Total other comprehensive income	—	—	—	—	—	—	10,731

Total comprehensive income	—	—	—	—	—	—	22,104

Distributions and dividends on common stock	—	—	(72,427)	(11,040)	—	—	(83,467)
Restricted stock grant	500,000	50	—	—	—	—	50
Effect of stock dividend	3,326,623	333	—	(333)			—
Exercise of options, net of 2,120,479 shares delivered to pay exercise price	1,132,364	113	234	—	—	—	347
Excess tax benefit of options exercised	—		6,944	—	—	—	6,944
Amortization of deferred compensation	—	—	3,097	—	—	—	3,097
Beneficial conversion feature of notes payable, net of taxes	—	—	27,342	—	—	—	27,342

Balance, September 30, 2009	70,973,057	$7,097	$30,293	$—	$(14,511)	$(12,857)	$10,022

The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Net cash provided by operating activities	$9,334	$70,435

Cash flows from investing activities:
Purchase of investment securities	(12,300)	(5,682)
Proceeds from sale or liquidation of long-term investments	1,407	8,334
Purchase of long-term investments	(51)	(51)
Purchase of mortgage receivable	—	(21,704)
Distributions from non-consolidated real estate businesses	5,548	17,628
Investment in non-consolidated real estate businesses	(467)	(22,000)
Increase in cash surrender value of life insurance policies	(839)	(766)
Decrease in non-current restricted assets	1,969	838
Proceeds from sale of fixed assets	—	403
Capital expenditures	(3,005)	(5,426)

Net cash used in investing activities	(7,738)	(28,426)

Cash flows from financing activities:
Proceeds from debt issuance	118,782	2,830
Repayments of debt	(4,516)	(4,666)
Deferred financing charges	(5,573)	(137)
Borrowings under revolver	526,949	386,499
Repayments on revolver	(530,766)	(397,892)
Dividends and distributions on common stock	(87,451)	(78,581)
Excess tax benefit of options exercised	6,944	18,304
Proceeds from exercise of options	398	26

Net cash provided by (used in) financing activities	24,767	(73,617)

Net increase (decrease) in cash and cash equivalents	26,363	(31,608)
Cash and cash equivalents, beginning of period	211,105	238,117

Cash and cash equivalents, end of period	$237,468	$206,509

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
Liggett is engaged in the manufacture and sale of cigarettes in the United States. Vector Tobacco is engaged in the development of reduced risk cigarette products. New Valley is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties.
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
Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 29, 2009 and 2008, respectively The dividends were recorded at par value of $333 and $314 since the Company did not have retained earnings at September 30, 2009 and 2008, respectively. All per share amounts have been presented as if the stock dividends had occurred on January 1, 2008.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The Company has stock option awards which provide for common stock dividends at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. As a result, in its calculation of basic EPS for the three and nine months ended September 30, 2009 and 2008, the Company has adjusted its net income for the effect of its participating securities as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$16,219	$14,827	$11,373	$48,259
Income attributable to participating securities	(740)	(675)	(519)	(2,228)

Net income available to common stockholders	$15,479	$14,152	$10,854	$46,031

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding.
Diluted EPS is computed by dividing net income available to common stockholders by the diluted weighted-average number of shares outstanding, which includes dilutive non-vested restricted stock grants, stock options and convertible securities. Diluted EPS includes the dilutive effect of stock options, unvested restricted stock grants and convertible securities. However, in its calculation of diluted EPS for the three and nine months ended September 30, 2009 and 2008, the Company has adjusted its net income for the effect of the participating securities, stock options, unvested restricted stock grants and convertible securities as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$16,219	$14,827	$11,373	$48,259
Expenses attributable to 5% convertible debentures	13	—	—	—
Income attributable to participating securities	(741)	(675)	(519)	(2,228)

Net income available to common stockholders	$15,491	$14,152	$10,854	$46,031

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Basic and diluted EPS were calculated using the following shares for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted-average shares for basic EPS	69,232,323	68,926,087	69,143,505	67,245,435

Plus incremental shares related to stock options and non-vested restricted stock	125,311	1,308,592	60,315	1,466,227

Plus incremental shares related to convertible debt	60,183	—	—	—

Weighted-average shares for fully diluted EPS	69,417,817	70,234,679	69,203,820	68,711,662

The Company’s non-vested restricted share grants contain rights to receive forfeitable dividends, and thus are not participating securities requiring the two class method of computing EPS.
The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and nine months ended September 30, 2009 and 2008 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Number of stock options	509,442	540,472	546,489	540,472

Weighted-average exercise price	$18.77	$18.30	$17.84	$18.30

Weighted-average shares of non-vested restricted stock	177,784	85,134	196,789	237,073

Weighted-average expense per share	$16.26	$16.78	$16.25	$16.33

Weighted-average number of shares issuable upon conversion of debt	16,350,285	13,579,184	15,018,085	13,579,184

Weighted-average conversion price	$16.38	$16.34	$16.29	$16.34

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
(d)	Comprehensive Income:
Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. The Company’s comprehensive income was $27,199 and $22,104 for the three and nine months ended September 30, 2009. The Company’s comprehensive income was $19,843 and $45,287 for the three and nine months ended September 30, 2008.
(e)	Fair Value of Derivatives Embedded within Convertible Debt:
The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of the Company’s embedded derivatives was between $140,058 and $145,750. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $142,850 as of September 30, 2009. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 6.)
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
The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as discussed elsewhere in Note 8., (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any, unless specified in Note 8. Legal defense costs are expensed as incurred.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
(h)	New Accounting Pronouncements:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification is the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in Statement of Financial Accounting Standard and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In response, the Company has used plain English or included the references to the Codification, as appropriate, in these condensed consolidated financial statements.
On January 1, 2008, the FASB issued new accounting guidance on fair value measurement. The guidance does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. On January 1, 2009, the Company adopted the guidance as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The guidance defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements. (See Note 11.)
In April 2009, the FASB issued a staff position providing additional guidance that clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. The staff position guidance reaffirms the objective of fair value measurement, as stated in the original guidance which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The adoption of the staff position guidance had no impact on the Company’s condensed consolidated financial statements.
On January 1, 2009, the FASB’s revised guidance on business combinations became effective. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
On January 1, 2009, the FASB issued guidance on the disclosures about derivative instruments and hedging activities. The guidance seeks qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The guidance also seeks enhanced disclosure around how derivative instruments and related hedged items are accounted for under the standard and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.
On May 9, 2008, the FASB issued guidance on the accounting for convertible debt Instruments that may be settled in cash upon conversion. The adoption of the guidance had no impact on the Company’s condensed consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
On January 1, 2009, the FASB’s amended guidance on determining whether instruments granted in share-based payment transactions are participating securities became effective for the Company. The amended guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of the amended guidance had no impact on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued authoritative guidance on the methodology for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of the guidance did not have an impact on the condensed consolidated financial statements.
In April 2009, FASB issued authoritative guidance on disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented in order to provide more timely information about the effects of current market conditions on financial instruments. Prior to the new guidance, the fair values of those assets and liabilities were disclosed only once each year. With the new guidance, the Company discloses this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In December 2008, the FASB issued authoritative guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the guidance is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. The Company will adopt the new disclosure requirements in the 2009 annual reporting period.
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. The Company will adopt these Statements for interim and annual reporting periods beginning on January 1, 2010. The Company is currently assessing the impact, if any, of the amended guidance on its condensed consolidated financial statements.
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The amended guidance eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exception means more entities will be subject to consolidation assessments and reassessments. The Company will adopt these statements for interim and annual reporting periods beginning on January 1, 2010. The Company is currently assessing the impact, if any, the amended guidance on its condensed consolidated financial statements.
In May 2009, the FASB issued guidance which establishes general standards of: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not impact the Company’s condensed consolidated financial statements.
2.	RESTRUCTURING
In March 2009, Vector Tobacco eliminated nine full-time positions in connection with the decision by the Company’s Board of Directors in 2006 to discontinue the genetics operation and not to pursue FDA approval of QUEST as a smoking cessation aide, due to the projected significant additional time and expense involved in seeking such approval.
The Company recognized pre-tax restructuring charges of $1,000, during the first quarter of 2009. The restructuring charges primarily related to employee severance and benefit costs. The remaining balance of the severance and benefit costs restructuring charges was $437 as of September 30, 2009. Approximately $352 and $563 was utilized during the three and nine months ended September 30, 2009, respectively.
The only remaining component of the 2004 Liggett Vector Brands restructuring at September 30, 2009 and December 31, 2008 was contract termination and exit costs of $353 and $461, respectively. Approximately $43 and $108 was utilized during the three and nine months ended September 30, 2009, respectively.
3.	INVESTMENT SECURITIES AVAILABLE FOR SALE
Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of income taxes. The components of investment securities available for sale at September 30, 2009 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Marketable equity securities	$41,255	$22,226	$(1,387)	$62,094

Investment securities available for sale as of September 30, 2009 and December 31, 2008 include New Valley’s 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. (“LTS”) common stock, which were carried at $10,002 and $10,000, respectively.
4.	INVENTORIES
Inventories consist of:

	September 30,	December 31,
	2009	2008

Leaf tobacco	$51,376	$48,880
Other raw materials	3,359	5,128
Work-in-process	406	314
Finished goods	59,526	46,202

Inventories at current cost	114,667	100,524
LIFO adjustments	(14,646)	(7,943)

	$100,021	$92,581

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At September 30, 2009, Liggett had leaf tobacco purchase commitments of approximately $15,513. There were no leaf tobacco purchase commitments at Vector Tobacco at that date. During 2007, the Company entered into a single source supply agreement for fire safe cigarette paper through 2012.

The Company capitalizes the incremental prepaid cost of the Master Settlement Agreement in ending inventory. For the nine months ended September 30, 2009 and 2008, the Company’s MSA expense was increased by approximately $650 for 2008 and reduced by approximately $1,300 for 2007, respectively, as a result of a change in estimate to the MSA assessment.

LIFO inventories represent approximately 95% of total inventories at September 30, 2009 and December 31, 2008, respectively.
5.	LONG-TERM INVESTMENTS
Long-term investments consist of investments in the following:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Investment partnerships accounted for at cost	$51,170	$69,987	$51,118	$54,997
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
The long-term investments are carried on the condensed consolidated balance sheet at cost. The fair value determination disclosed above would be classified as Level 3 under the fair value authoritative guidance hierarchy disclosed in Note 11 if such assets were recorded on the condensed consolidated balance sheet at fair value. The fair values were determined based on unobservable inputs and were based on company assumptions, and information obtained from the partnerships based on the indicated market values of the underlying assets of the investment portfolio.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The changes in the fair value of these investments as of September 30, 2009 were as follows:

Investment
Partnerships
Accounted for at Cost

Balance as of January 1, 2009	$54,997
Unrealized loss on long-term investments	(357)

Balance as of March 31, 2009	54,640
Unrealized gain on long-term investments	8,432

Balance as of June 30, 2009	63,072
Contributions	52
Unrealized gain on long-term investments	6,863

Balance as of September 30, 2009	$69,987

The changes in the fair value of these investments as of September 30, 2008 were as follows:

	Investment	Investment
	Partnerships	Partnerships
	Accounted for at	Accounted for on
	Cost	the Equity Method

Balance as of January 1, 2008	$89,007	$10,495
Unrealized loss on long-term investments	(2,034)	(675)
Realized loss on long-term investments	—	(567)

Balance as of March 31, 2008	86,973	9,253
Contributions (distributions)	47	(8,328)
Unrealized loss on long-term investments	(3,767)	—
Realized gain on long-term investments	14	—
Receivable classified as “Other currents assets”	—	(925)

Balance as of June 30, 2008	83,267	—
Unrealized loss on long-term investments	(7,778)	—
Impairment loss on long-term investments	(3,000)	—

Balance as of September 30, 2008	$72,489	$—

The Company will continue to perform additional assessments of the investments and the current condition of capital and credit markets to determine the impact, if any, on the Company’s condensed consolidated financial statements. Thus, future impairment charges may occur.
The Company received a distribution of approximately $847 from one of the limited partnerships in the fourth quarter of 2009.
In the future, the Company may invest in other investments, including limited partnerships, real estate investments, equity securities, debt securities, derivatives and certificates of deposit, depending on risk factors and potential rates of return.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
6.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consist of:

	September 30,	December 31,
	2009	2008

Vector:
11% Senior Secured Notes due 2015, net of unamortized discount of $5,037 and $0	$244,963	$165,000
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $39,999 and $0*	10,001	—
6.75% Variable Interest Senior Convertible Exchange Notes due 2014, net of unamortized discount of $70,309 and $0*	36,628	—
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $83,687 and $83,993*	26,313	26,007
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $246 and $39,565*	669	72,299

Liggett:
Revolving credit facility	15,698	19,515
Term loan under credit facility	6,889	7,290
Equipment loans	5,521	8,307

V.T. Aviation:
Note payable	4,232	5,266

VGR Aviation:
Note payable	3,781	4,053

Other	699	62

Total notes payable, long-term debt and other obligations	355,394	307,799
Less:
Current maturities	(20,892)	(97,498)

Amount due after one year	$334,502	$210,301

*	The fair value of the derivatives embedded within the 6.75% Variable Interest Senior Convertible Exchange Notes ($42,710 at September 30, 2009 and $0 at December 31, 2008), 6.75% Variable Interest Convertible Note ($23,783 at September 30, 2009 and $0 at December 31, 2008), 3.875% Variable Interest Senior Convertible Debentures ($76,187 at September 30, 2009 and $51,829 at December 31, 2008) and the 5% Variable Interest Senior Convertible Notes ($170 at September 30, 2009 and $25,416 at December 31, 2008) is separately classified as a derivative liability in the condensed consolidated balance sheets.
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
In September 2009, the Company sold an additional $85,000 principal amount of the Senior Secured Notes at 94% of face value in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The Company received net proceeds from the offering of approximately $79,900. The Company will amortize the deferred costs and debt discount related to the additional Senior Secured Notes over the estimated life of the debt. In connection with the September 2009 offering, the Company agreed to consummate a registered exchange offer for these Senior Secured Notes within 360 days after the date of their initial issuance.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
If the Company fails to timely comply with its registration obligations, it will be required to pay additional interest on these Senior Secured Notes until it complies.
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
The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the indenture.

	Indenture	September 30,	December 31,
Covenant	Requirement	2009	2008

Consolidated EBITDA, as defined	$50,000	$160,232	$154,053
Leverage ratio, as defined	<3.0 to 1	Negative	0.1 to 1
Secured leverage ratio, as defined	<1.5 to 1	Negative	Negative
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
5% Variable Interest Senior Convertible Notes due November 2011:
Between November 2004 and April 2005, the Company sold $111,864 principal amount of its 5% Variable Interest Senior Convertible Notes due November 15, 2011 (the “5% Notes”). In May 2009, the holder of $11,005 principal amount of the 5% Notes exchanged its 5% Notes for $11,775 principal amount of the Company’s 6.75% Variable Interest Senior Convertible Note due 2014 (the “6.75% Note”) as discussed below. In June 2009, certain holders of $99,944 principal amount of the 5% Notes exchanged their 5% Notes for $106,940 principal amount of the Company’s 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 of the Company (the “6.75% Exchange Notes”). As of September 30, 2009, a total of $915 principal amount of the 5% Notes remained outstanding after these exchanges.
6.75% Variable Interest Senior Convertible Note due 2014:
On May 11, 2009, the Company issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. The note pays interest (“Total Interest”) on a quarterly basis at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 6.75% per annum. The note is convertible into the Company’s common stock at the holder’s option. The conversion price of $14.32 per share (approximately 69.8139 shares of common stock per $1,000 principal amount of the note) is

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
subject to adjustment for various events, including the issuance of stock dividends. The note will mature on November 15, 2014. The Company will redeem on May 11, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the note necessary to prevent the note from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the note) occurs, the Company will be required to offer to repurchase the note at 100% of its principal amount, plus accrued interest.
The purchaser of the 6.75% Note is an entity affiliated with Dr. Phillip Frost, who reported, after the consummation of the sale, beneficial ownership of approximately 11.5% of the Company’s common stock.
6.75% Variable Interest Senior Convertible Exchange Notes due 2014:
In June 2009, the Company entered into agreements with certain holders of the 5% Notes to exchange their 5% notes for the Company’s 6.75% Exchange Notes. On June 30, 2009, the Company accepted for exchange $99,944 principal amount of the 5% Notes for $106,940 of its 6.75% Exchange Notes. The Company issued its 6.75% Exchange Notes to the holders in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 3(a)(9) thereof. The notes pay interest (“Total Interest”) on a quarterly basis beginning August 15, 2009 at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 6.75% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price of $16.25 per share (approximately 61.5366 shares of common stock per $1,000 principal amount of notes) is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on November 15, 2014. The Company will redeem on June 30, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make whole” payment.
Embedded Derivatives on the Variable Interest Senior Convertible Debt:
The portion of the interest on the Company’s convertible debt which is computed by reference to the cash dividends paid on the Company’s common stock is considered an embedded derivative within the convertible debt, which the Company is required to separately value. In accordance with authoritative guidance on accounting for derivatives and hedging, the Company has bifurcated these embedded derivatives and estimated the fair value of the embedded derivative liability including using a third party valuation. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is then amortized to interest expense over the term of the debt using the effective interest method. Changes to the fair value of these embedded derivatives are reflected quarterly in the Company’s consolidated statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s variable interest senior convertible debt is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

6.75% Note	$131	$—	$201	$—
6.75% exchange notes	608	—	608	—
3.875% convertible debentures	114	89	339	269
5% convertible notes	16	1,423	3,385	3,904

Interest expense associated with embedded derivatives	$869	$1,512	$4,533	$4,173

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

6.75% Note	$(407)	$—	$(2,216)	$—
6.75% exchange notes	1,360	—	1,360	—
3.875% convertible debentures	(7,029)	43	(24,358)	2,925
5% convertible notes	22	479	(631)	4,912

(Loss) gain on changes in fair value of derivatives embedded within convertible debt	$(6,054)	$522	$(25,845)	$7,837

The following table reconciles the fair value of derivatives embedded within convertible debt at September 30, 2009.

		6.75%	3.875%	5%
	6.75%	Exchange	Convertible	Convertible
	Note	Notes	Debentures	Debentures	Total

Balance at December 31, 2008	$—	$—	$51,829	$25,416	$77,245
Loss (gain) from changes in fair value of embedded derivatives	—	—	1,752	(1,449)	303

Balance at March 31, 2009	—	—	53,581	23,967	77,548
Issuance of 6.75% Note	21,567	—	—	(2,485)	19,082
Issuance of 6.75% Exchange Notes	—	44,070	—	(23,392)	20,678
Loss from changes in fair value of embedded derivatives	1,809	—	15,577	2,102	19,488

Balance at June 30, 2009	23,376	44,070	69,158	192	136,796
Loss (gain) from changes in fair value of embedded derivatives	407	(1,360)	7,029	(22)	6,054

Balance at September 30, 2009	$23,783	$42,710	$76,187	$170	$142,850

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Beneficial Conversion Feature on Variable Interest Senior Convertible Debt:
After giving effect to the recording of the embedded derivative liability as a discount to the convertible debt, the Company’s common stock had a fair value at the issuance date of the debt in excess of the conversion price resulting in a beneficial conversion feature. The accounting guidance on debt with conversion and other options requires that the intrinsic value of the beneficial conversion feature be recorded to additional paid-in capital and as a discount on the debt. The discount is then amortized to interest expense over the term of the debt using the effective interest method. The beneficial conversion feature has been recorded, net of income taxes, as an increase to stockholders’ equity.
A summary of non-cash interest expense associated with the amortization of the debt discount created by the beneficial conversion feature on the Company’s variable interest senior convertible debt for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Amortization of beneficial conversion feature:

6.75% Note	$115	$—	$175	$—
6.75% exchange notes	375	—	375	—
3.875% convertible debentures	(16)	(17)	(33)	(36)
5% convertible notes	8	789	1,878	2,162

Interest expense associated with beneficial conversion feature	$482	$772	$2,395	$2,126

Unamortized Debt Discount on Variable Interest Senior Convertible Debt:
The following table reconciles unamortized debt discount within convertible debt at September 30, 2009:

		6.75%	3.875%	5%
	6.75%	Exchange	Convertible	Convertible
	Note	Notes	Debentures	Notes	Total

Balance at December 31, 2008	$—	$—	$83,993	$39,565	$123,558
Amortization of embedded derivatives	—	—	(112)	(1,657)	(1,769)
Amortization of beneficial conversion feature	—	—	7	(919)	(912)

Balance at March 31, 2009			83,888	36,989	120,877
Issuance of convertible notes - embedded derivative	21,567	44,070	—	—	65,637
Issuance of convertible notes - beneficial conversion feature	18,808	27,222	—	—	46,030
Issuance of 6.75% Note — write-off of unamortized debt discount				(3,311)	(3,311)
Issuance of 6.75% Exchange Notes — write-off of unamortized debt discount	—	—	—	(30,745)	(30,745)
Amortization of embedded derivatives	(70)	—	(113)	(1,712)	(1,895)
Amortization of beneficial conversion feature	(60)	—	10	(951)	(1,001)

Balance at June 30, 2009	40,245	71,292	83,785	270	195,592
Amortization of embedded derivatives	(131)	(608)	(114)	(16)	(869)
Amortization of beneficial conversion feature	(115)	(375)	16	(8)	(482)

Balance at September 30, 2009	$39,999	$70,309	$83,687	$246	$194,241

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Loss on Extinguishment of Debt:
The exchange of the 5% Notes for the 6.75% Notes and the 6.75% Exchange Notes qualifies as extinguishment of debt due to the significant change in terms. The loss was $0 and $18,444 for the three and nine months ended September 30, 2009. A summary of the Company’s loss on the extinguishment of the 5% Notes for the nine months ended September 30, 2009 is as follows:

		6.75%
	6.75%	Exchange
	Note	Notes	Total

Issuance of additional notes payable	$770	$6,996	$7,766
Termination of embedded derivative	(2,485)	(23,392)	(25,877)
Write-off of deferred finance costs	257	2,242	2,499
Write-off of unamortized debt discount, net	3,311	30,745	34,056

Loss on extinguishment of debt	$1,853	$16,591	$18,444

Revolving Credit Facility — Liggett:
Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $15,698 was outstanding at September 30, 2009. Availability as determined under the facility was approximately $20,300 based on eligible collateral at September 30, 2009.
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

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Notes payable and long-term debt	$355,394	$568,034	$307,799	$447,520

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Scheduled Maturities:

Scheduled maturities of long-term debt as of September 30, 2009 are as follows:

		Unamortized
	Principal	Discount	Net
Year Ending December 31:
2009	$17,919	$246	$17,673
2010	4,499	—	4,499
2011	16,250	1,458	14,792
2012	108,490	82,229	26,261
2013	505	—	505
Thereafter	407,009	115,345	291,664

Total	$554,672	$199,278	$355,394

The scheduled maturities of $108,490 (principal amount) in 2012 reflect $99,000 (principal amount), which may be required to be redeemed in 2012 in accordance with the terms of its 3.875% Variable Interest Senior Convertible Debentures due 2026.
7.	EMPLOYEE BENEFIT PLANS
Defined Benefit and Postretirement Plans:
Net periodic benefit cost for the Company’s pension and other postretirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2009	30, 2008	30, 2009	30, 2008

Service cost — benefits earned during the period	$330	$1,035	$990	$3,105
Interest cost on projected benefit obligation	1,894	2,381	5,681	7,143
Expected return on plan assets	(1,954)	(3,036)	(5,862)	(9,108)
Amortization of prior service cost	200	350	600	1,050
Amortization of net loss	534	25	1,602	75

Net expense	$1,004	$755	$3,011	$2,265

	Other
	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2009	30, 2008	30, 2009	30, 2008

Service cost — benefits earned during the period	$4	$4	$12	$12
Interest cost on projected benefit obligation	142	148	426	444
Amortization of net loss	(41)	(45)	(123)	(135)

Net expense	$105	$107	$315	$321

The increase of $249 in the Company’s pension expense for the three months ended September 30, 2009 was the result of increased defined benefit expense at the Liggett segment of approximately $1,600 due primarily to the amortization of losses experienced in 2008 on the investment portfolio underlying Liggett’s defined benefit

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
plans. The amount was offset by lower expenses of approximately $1,400 at the corporate segment due to the retirement of the Company’s former Executive Chairman on December 30, 2008. The increase of $746 in the Company’s pension expense for the nine months ended September 30, 2009 was the result of increased defined benefit expense at the Liggett segment of approximately $4,800 due primarily to the amortization of losses experienced in 2008 on the investment portfolio underlying Liggett’s defined benefit plans. The amount was offset by lower expenses of approximately $4,000 at the corporate segment due to the retirement of the Executive Chairman on December 30, 2008. The Company did not make contributions to its pension benefits plans for the three and nine months ended September 30, 2009 and does not anticipate making any contributions to such plans in 2009. The Company anticipates paying approximately $750 in other postretirement benefits in 2009.

In connection with the retirement of the Executive Chairman, he received in July 2009 a payment of $20,860 under the terms of the Company’s Supplemental Retirement Plan. The payment was partially funded by approximately $1,554 held in a separate trust.
8.	CONTINGENCIES
Tobacco-Related Litigation:
Overview
Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. Liggett incurred legal expenses and other litigation costs totaling approximately $4,286 and $4,806, for the nine months ended September 30, 2009 and 2008 respectively.
Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related or other litigation are or can be significant.
Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 43 states now limit the dollar amount of bonds or require no bond at all. Liggett has secured approximately $2,950 in bonds as of September 30, 2009.
The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur,

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
except as discussed elsewhere in this note: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be vigorously defended. However, Liggett may enter into settlement discussions in particular cases if it believes it is in the best interest of the Company to do so.

Individual Actions

As of September 30, 2009, there were 37 individual cases pending against Liggett and/or the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. In addition, there were approximately 3,300 Engle progeny cases (defined below) pending against Liggett and/or the Company, in state and federal courts in Florida, and approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of individual cases by state that are pending against Liggett or its affiliates as of September 30, 2009 (excluding Engle progeny cases and the cases consolidated in West Virginia):

Number
State	of Cases
Florida	15
New York	9
Louisiana	5
Maryland	2
West Virginia	2
Illinois	1
Mississippi	1
Missouri	1
Ohio	1
Liggett Only Cases. There are currently six cases pending where Liggett is the only tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases. In April 2004, in Davis v. Liggett Group, a Florida state court jury awarded compensatory damages of $540 against Liggett, plus interest. In addition, the court awarded plaintiff’s counsel legal fees of $752. Liggett appealed both the compensatory and the legal fee awards. In October 2007, the compensatory award was affirmed by the Fourth District Court of Appeal and, thereafter, was paid by Liggett. In March 2008, the Fourth District Court of Appeal reversed and remanded the legal fee award for further proceedings in the trial court. In July 2009, the trial court awarded approximately $1,650 in legal fees, inclusive of interest and costs, which has been paid by Liggett. In Ferlanti v. Liggett Group, in February 2009, a Florida state court jury awarded compensatory damages of $1,200 against Liggett, but found that the plaintiff was 40% at fault. Therefore, plaintiff was awarded $720 in compensatory damages plus $96 in expenses. Punitive damages were not awarded. Liggett has appealed the award. On May 1, 2009, the court granted plaintiff’s motion for an award of attorneys’ fees but the amount has not yet been determined. In Hausrath v. Philip Morris, a case pending in New York state court, plaintiffs recently dismissed all defendants other than Liggett. The other three individual actions, in which Liggett is the only tobacco company defendant, are dormant.

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

Engle Progeny Cases. In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and/or the Company have been named in approximately 3,200 Engle progeny cases in both state and federal courts in Florida. Other cigarette manufacturers have also been named as defendants in most of these cases. These cases include approximately 8,585 plaintiffs, approximately 3,300 of whom have claims pending in federal court. Duplicate cases were filed in federal and state court on behalf of approximately 660 plaintiffs. The majority of the cases pending in federal court are stayed pending the outcome of an appeal to the United States Court of Appeals for the Eleventh Circuit of several district court orders in which it was found that the Florida Supreme Court’s decision in Engle was unconstitutional. The number of progeny cases will likely increase as the courts may require multi-plaintiff cases to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties. As of September 30, 2009, there were approximately 43 Engle progeny cases scheduled for trial, or likely to be scheduled for trial, in 2009 and 2010. As of September 30, 2009, eight Engle progeny cases have been tried resulting in six plaintiff verdicts and two defense verdicts. In one of these cases, judgment was entered against Liggett for $156. For further information on the Engle case and on Engle progeny cases, see “Class Actions — Engle Case,” below.

Class Actions

As of September 30, 2009, there were seven actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the United States Court of Appeals for the Fifth Circuit, in Castano v. American Tobacco Co., Inc., reversed a federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.

Plaintiffs’ allegations of liability in class action cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, nuisance, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violation of deceptive trade practice laws and consumer protection statutes and claims under the federal and state anti-racketeering statutes. Plaintiffs in the class actions seek various forms of relief, including compensatory and

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include, among others, lack of proximate cause, individual issues predominate, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations and preemption by the Federal Cigarette Labeling and Advertising Act.

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

In July 2006, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the class should be decertified prospectively, but preserved several of the trial court’s Phase I findings, including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) defendants concealed material information knowing that the information was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vi) defendants sold or supplied cigarettes that were defective; and (vii) defendants were negligent. The Florida Supreme Court decision also allowed former class members to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damage issues, provided they file their individual lawsuits by January 2008. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. As a result of the decision, approximately 8,585 former Engle class members have suits pending against the Company and/or Liggett as well as other cigarette manufacturers.

Three federal district courts (in the Merlob, Brown and Burr cases) have ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (Brown and Burr, which has since been dismissed for lack of prosecution) were certified by the trial court for interlocutory review. The certification was granted by the United States Court of Appeals for the Eleventh Circuit and oral argument is scheduled for January 2010. Engle progeny cases pending in the federal district courts in the Middle District of Florida have been stayed pending interlocutory review by the Eleventh Circuit. Several state trial court judges have issued contrary rulings that allowed plaintiffs to use the Engle findings to establish elements of their claims and required certain defenses to be stricken.

In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Co., awarded $37,500 in compensatory damages, jointly and severally, in a case involving Liggett and two other cigarette manufacturers, which amount was subsequently reduced by the court. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle progeny case, but was tried almost five years prior to the Florida Supreme Court’s final decision in Engle. In November 2008, the court entered final judgment in the amount of $24,835 (for which Liggett is 50% responsible),

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
plus interest from June 2002 which, as of September 30, 2009, was in excess of $13,000. Defendants filed a notice of appeal in December 2008. Briefing is underway. In addition, plaintiff filed a motion seeking an award of attorneys’ fees from Liggett based on plaintiff’s prior proposal for settlement. All proceedings relating to the motion for attorneys’ fees are stayed pending a final resolution of appellate proceedings.

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

In June 1998, in Cleary v. Philip Morris, a putative class action was brought in Illinois state court on behalf of persons who were allegedly injured by: (i) defendants’ purported conspiracy to conceal material facts regarding the addictive nature of nicotine; (ii) defendants’ alleged acts of targeting their advertising and marketing to minors; and (iii) defendants’ claimed breach of the public’s right to defendants’ compliance with laws prohibiting the distribution of cigarettes to minors. Plaintiffs request that defendants be required to disgorge all profits unjustly received through their sale of cigarettes to plaintiffs and the class. In July 2006, the plaintiffs filed a motion for class certification. A class certification hearing occurred in September 2007 and the parties are awaiting a decision. Merits discovery is stayed pending a ruling by the court. In March 2009, plaintiffs filed a third amended complaint adding, among other things, allegations regarding defendants’ sale of “light” cigarettes. In April 2009, plaintiffs in 11 “lights” class actions, including Cleary and Schwab, moved to consolidate pretrial proceedings in these 11 cases in a Multidistrict Litigation. In September 2009, the court denied the motion to consolidate the Cleary and Schwab cases.
In April 2001, in Brown v. Philip Morris USA, a California state court granted in part plaintiffs’ motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants’ cigarettes “during the applicable time period” and who were exposed to defendants’ marketing and advertising activities in California. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law. In June 2009, the California Supreme Court reversed and remanded. Defendants’ motion for rehearing was denied. In September 2009, plaintiffs advised the court that they intend to seek reconsideration of the court’s order finding that plaintiffs’ allegations regarding “lights” cigarettes were preempted by federal law, in light of the recent United States Supreme Court decision in Altria Group v. Good.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action, which is scheduled for February 2010. If the case were to proceed against Liggett, it is estimated that Liggett could be a defendant in approximately 100 of the individual cases.

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

Governmental Actions

As of September 30, 2009, there was one active Governmental Action pending against Liggett. The claims asserted in health care cost recovery actions vary. In these cases, the governmental entities typically assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

In City of St. Louis v. American Tobacco Company, a case pending in Missouri state court since December 1998, the City of St. Louis and approximately 40 hospitals seek recovery of costs expended by the hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. In June 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993 are pending. Discovery is ongoing. In September 2008, the court heard argument on motions for summary judgment filed by the parties. A decision is pending. Trial is currently scheduled to commence June 7, 2010.

DOJ Case. In September 1999, the United States government commenced litigation against Liggett and other cigarette manufacturers in the United States District Court for the District of Columbia. The action sought to recover an unspecified amount of health care costs paid and to be paid by the federal government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in alleged fraud and other allegedly unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. Claims were asserted under RICO.

In August 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. The Final Judgment, among other things, enjoined the non-Liggett defendants from using “lights”, “low tar”, “ultra lights”, “mild”, or “natural” descriptors, or conveying any other express or implied health messages in connection with the marketing or sale of cigarettes. In May 2009, the United States Court of Appeals for the District of Columbia Circuit affirmed most of the district court’s decision. The defendants, other than Liggett, have appealed to the United States Supreme Court. Although this case has been concluded as to Liggett, it is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise results in restrictions that adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Third-Party Payor Actions

As of September 30, 2009, there were two Third-Party Payor Actions pending against Liggett and other cigarette manufacturers. Third-Party Payor Actions typically have been filed by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. In Third-Party Payor Actions, plaintiffs seek damages for funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys’ fees. Although no specific amounts are provided, it is possible that requested damages against cigarette manufacturers in these cases might be in the billions of dollars.

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

In May 2008, in National Committee to Preserve Social Security and Medicare v. Philip Morris USA, a case pending in the United States District Court for the Eastern District of New York, plaintiffs commenced an action to recover twice the amount paid by Medicare for the health care services provided to Medicare beneficiaries to treat diseases allegedly attributable to smoking defendants’ cigarettes from May 21, 2002 to the present, for which treatment defendants’ allegedly were required to make payment under the Medicare Secondary Payer provisions of the Social Security Act . Defendants’ Motion to Dismiss and plaintiffs’ Motion for Partial Summary Judgment were filed in July 2008 and in March 2009, the court dismissed the case. Plaintiffs appealed the decision.

Upcoming Trials

As of September 30, 2009, there were approximately 43 Engle progeny cases that may be set for trial during 2009 or 2010. The Company and/or Liggett and other cigarette manufacturers are currently named as defendants in each of these cases. Trial dates are subject to change.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Certain MSA Disputes

In 2005, the independent auditor under the MSA calculated that Liggett owed $28,668 for its 2004 sales. In April 2005, Liggett paid $11,678 and disputed the balance, as permitted by the MSA. Liggett subsequently paid $9,304 of the disputed amount, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At September 30, 2009, included in “Other assets” on the Company’s consolidated balance sheet, was a noncurrent receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686 is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the independent auditor’s retroactive change from “gross” to “net” units in calculating MSA payments, which Liggett contends is improper, as discussed below. From their April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,949 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,950 relating to the retroactive change from “gross” to “net” units. From their April 2008 payment, Liggett and Vector Tobacco withheld approximately $4,000 for the 2007 NPM Adjustment and approximately $3,696 relating to the retroactive change from “gross” to “net” units. Vector Tobacco paid approximately $200 into the disputed payments account for the 2007 NPM Adjustment. From their April 2009 payment, Liggett and Vector Tobacco withheld approximately $6,100 relating to the 2008 NPM adjustment and approximately $3,300 relating to the retroactive change from “gross” to “net” units.

The following amounts have not been expensed by the Company as they relate to Liggett’s and Vector Tobacco’s claim for an NPM adjustment: $6,513 for 2003, $3,789 for 2004 and $800 for 2005.

NPM Adjustment. In March 2006, an economic consulting firm selected pursuant to the MSA rendered its final and non-appealable decision that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers for 2003. The economic consulting firm subsequently rendered the same decision with respect to 2004, 2005 and 2006. As a result, the manufacturers are entitled to potential NPM Adjustments to their 2003, 2004, 2005 and 2006 MSA payments. The Participating Manufacturers are also entitled to potential NPM Adjustments to their 2007, 2008 and 2009 payments pursuant to an agreement entered into in June 2009 between the OPMs and the Settling States under which the OPMs agreed to make certain payments for the benefit of the Settling States, in exchange for which the Settling States stipulated that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers in 2007, 2008 and 2009. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that state or territory.

Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation has been filed in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. All but one of the 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable. All 47 of those decisions are final and non-appealable. One court, the Montana Supreme Court, ruled that Montana’s claim of diligent enforcement must be litigated. In response to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. The agreement provides for selection of the arbitration panel beginning November 1, 2009 and that the parties and the arbitrators will thereafter establish the schedule and procedures for the arbitration. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any potential 2003 NPM adjustment. It is anticipated that the arbitration will begin in 2010. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.

Gross v. Net Calculations. In October 2004, the independent auditor notified Liggett and all other Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, had been recalculated using “net” unit amounts, rather than “gross” unit amounts (which had been used since

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
1999). The change in the method of calculation could, among other things, require additional MSA payments by Liggett of approximately $26,200, including interest, for 2001 through 2008, and require additional amounts in future periods because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA.

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

In October 2008, Vibo Corporation, Inc., d/b/a General Tobacco (“Vibo”) commenced litigation in the United States District Court for the Western District of Kentucky against each of the Settling States and certain Participating Manufacturers. Vibo alleged, among other things, that the market share exemptions (i.e., grandfathered shares) provided to certain SPMs under the MSA, including Liggett and Vector Tobacco, violate federal antitrust and constitutional law. In January 2009, the court issued a memorandum opinion and order

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
granting the defendants’ motions and dismissing Vibo’s lawsuit. In December 2008, Vibo filed a second lawsuit, seeking declaratory relief under the MSA, in California state court against California and certain cigarette manufacturers, including Liggett and Vector Tobacco, seeking a determination that the proposed amendment to Vibo’s agreement to join the MSA, under which it would no longer have to make certain MSA payments, did not trigger the MSA’s “most favored nation” provision. In March 2009, the OPMs and SPMs each filed motions for summary judgment. In July 2009, the trial court granted the OPMs’ and SPMs’ motions for summary judgment. Vibo appealed the final judgment.

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

Except for $2,500 accrued at September 30, 2009, in connection with the foregoing matters, no other amounts have been accrued in the accompanying condensed consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. The previous settlement demands made by these states are substantially in excess of the $2,500 accrual. There can be no assurance that Liggett will resolve these matters or that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

Cautionary Statement. Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. For example, in addition to $540 awarded in the Davis case, plus legal fees, and $816 awarded in the Ferlanti case, plus legal fees, in June 2002, the jury in the Lukacs case, an individual case brought under the third phase of the Engle case, awarded compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. In November 2008, the court entered final judgment in favor of the plaintiff for $24,835, plus interest from June 11, 2002 which, as of September 30, 2009, exceeded $13,000. Recently, Liggett was found liable in an Engle progeny case and its portion of the total award was $156. It is possible that additional cases could be decided unfavorably against Liggett. As a result of the Engle decision, approximately 8,585 former Engle class members commenced suit against Liggett and/or the Company and other cigarette manufacturers. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is in its best interest to do so.

Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
additional similar litigation, or could lead to multiple adverse decisions in the Engle progeny cases. Adverse verdicts have been rendered in six Engle progeny cases out of eight that have been tried. Management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its condensed consolidated financial statements for unfavorable outcomes. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual’s complaint against the tobacco industry seek money damages in an amount to be determined by a jury, plus punitive damages and costs.

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

Other Matters:

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement was extended through 2014. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at September 30, 2009.

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

For the three and nine months ended September 30, 2009, the Company’s income tax provision was an expense of $2,654 and a benefit of $1,346 compared to an expense of $7,010 and $33,042 for the three and nine months ended September 30, 2008.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The Company’s provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations. The annual effective income tax rate is reviewed and, if necessary, adjusted on a quarterly basis.

Vector’s income tax rates for the three and nine months ended September 30, 2009 and 2008 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction. In addition, the Company recorded a benefit of $6,166 for the three and nine months ended September 30, 2009 resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The valuation allowance was reduced for the recognition of state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized. The Company based its conclusion on the fact that Vector Tobacco is anticipated to report state taxable income on a separate company basis for the second consecutive year in 2009.

For the nine months ended September 30, 2009, the Company’s tax provision was reduced because of the impact of the loss on extinguishment of debt and reduced income tax benefit by approximately $535 due to differences in the Company’s marginal tax rate and its anticipated effective annual income tax rate from ordinary operations.

For the three and nine months ended September 30, 2008, the Company’s income tax provision was increased by approximately $240 because of the impact of the impairment charges. For the nine months ended September 30, 2008, the Company’s income tax provision was reduced by approximately $370 because of the impact of the income from the Company’s investment in the St. Regis Hotel.

The Company’s income tax (benefit) expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Income before provision for income taxes	$18,873	$21,837	$10,027	$81,301

Income tax expense using estimated annual effective income tax rate	8,210	9,608	4,362	35,772
Changes in effective tax rates	610	(238)	(77)	—
Impact of discrete items, net	—	240	535	(130)
Reduction of valuation allowance	(6,166)	—	(6,166)	—
Reversal of unrecognized tax benefits	—	(2,600)	—	(2,600)

Income tax expense (benefit)	$2,654	$7,010	$(1,346)	$33,042

The Company’s current portion of deferred income taxes payable decreased by approximately $75,500 as a result of taxable income of approximately $197,000 from exercise by Philip Morris of an option associated with the brands transaction.

The Internal Revenue Service concluded an audit of the Company’s income tax return for the year ended December 31, 2005. There was no material impact on the Company’s condensed consolidated financial statements as a result of the audit.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
10.	NEW VALLEY

Investments in Non-Consolidated Real Estate Businesses:

The components of “Investments in non-consolidated real estate businesses” were as follows:

	September 30, 2009	December 31, 2008

Douglas Elliman Realty LLC	$33,657	$33,175
Aberdeen Townhomes LLC	1,248	6,500
New Valley Oaktree Chelsea Eleven LLC	10,723	11,100

Investments in non-consolidated real estate businesses	$45,628	$50,775

Residential Brokerage Business. New Valley recorded income of $4,712 and $4,727 for the three months ended September 30, 2009 and 2008, respectively, and income of $5,328 and $10,249 for the nine months ended September 30, 2009 and 2008, respectively, associated with Douglas Elliman Realty. New Valley’s income or loss includes 50% of Douglas Elliman’s net income or loss, as well as interest income earned by New Valley on a subordinated loan to Douglas Elliman Realty, income resulting from management fees and other adjustments. New Valley received cash distributions from Douglas Elliman Realty LLC of $1,370 and $3,200 for the three months ended September 30, 2009 and 2008, respectively, and $4,846 and $5,757 for the nine months ended September 30, 2009 and 2008, respectively.

Summarized financial information for Douglas Elliman Realty for the three and nine months ended September 30, 2009 and 2008 and as of September 30, 2009 and December 31, 2008 is presented below.

	September 30, 2009	December 31, 2008

Cash	$22,334	$22,125
Other current assets	9,925	7,496
Property, plant and equipment, net	12,793	15,868
Trademarks	21,663	21,663
Goodwill	38,342	38,325
Other intangible assets, net	1,043	1,311
Other non-current assets	2,759	904
Notes payable — current	1,175	1,413
Current portion of notes payable to member — Prudential Real Estate Financial Services of America, Inc.	3,589	4,729
Current portion of notes payable to member — New Valley	3,589	4,729
Other current liabilities	23,270	23,294
Notes payable — long term	627	1,805
Notes payable to member — Prudential Real Estate Financial Services of America, Inc.	—	2,030
Notes payable to member — New Valley	—	2,030
Other long-term liabilities	8,252	6,939
Members’ equity	68,357	60,723

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$80,484	$99,259	$189,813	$281,515
Costs and expenses	71,271	88,564	177,597	256,803
Depreciation expense	1,075	1,373	3,408	4,080
Amortization expense	64	74	192	223
Other income	1,000	—	1,000
Interest expense, net	732	800	2,025	2,465
Income tax expense (benefit)	323	76	(42)	422

Net income	$8,019	$8,372	$7,633	$17,522

Douglas Elliman Realty has been negatively impacted by the current downturn in the residential real estate market. The residential real estate market is cyclical and is affected by changes in the general economic conditions that are beyond Douglas Elliman Realty’s control. Since 2008, the U.S. residential real estate market, including the market in the New York metropolitan area where Douglas Elliman operates, has been negatively impacted by various factors including downward pressure on housing prices, the impact of the recent contraction in the subprime and mortgage markets generally and an exceptionally large inventory of unsold homes at the same time that sales volumes are decreasing. The depth and length of the current downturn in the real estate industry has proved exceedingly difficult to predict. The Company cannot predict whether the downturn will worsen or when the market and related economic forces will return the U.S. residential real estate industry to a growth period.

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

Aberdeen Townhomes LLC. In June 2008, a subsidiary of New Valley purchased a preferred equity interest in Aberdeen Townhomes LLC (“Aberdeen”) for $10,000. Aberdeen acquired five town home residences located in Manhattan, New York, which it is in the process of rehabilitating and selling. The Company had recorded an impairment loss of $3,500 related to Aberdeen at December 31, 2008. The Company’s investment in Aberdeen Townhomes consists of the following:

Balance as of January 1, 2009	$6,500
Impairment loss recorded in first quarter of 2009	(3,500)
Preferred return distribution	(1,752)

Balance as of September 30, 2009	$1,248

In September 2009, one of the five townhomes was sold and the mortgage of approximately $8,700 was retired. The Company received a preferred return distribution of approximately $1,752. The Company did not record a gain or loss on the sale.

Mortgages on three of the four Aberdeen town homes with a balance of approximately $27,400 matured on March 1, 2009 and have not been refinanced or paid and are in default. Aberdeen is currently in discussions with the lender. The remaining mortgage with a balance of approximately $4,550, which matured on September 30, 2009, was also in default as of that date due to non-payment of interest.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
In February 2009, the managing member of Aberdeen Townhomes resigned, and a subsidiary of New Valley became the new managing member as of March 1, 2009. Aberdeen is a variable interest entity; however even as the managing member, the Company is not the primary beneficiary as other parties to the investment would absorb a majority of the variable interest entity’s losses under the current arrangement. The Company’s maximum exposure to loss on its investment in Aberdeen is $1,248 at September 30, 2009.
On June 15, 2009, the Company entered into a line of credit in the amount of $250 on behalf of Aberdeen. No amounts were outstanding on the line of credit as of September 30, 2009.
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
New Valley Chelsea is a variable interest entity; however, the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its investment in Chelsea is $10,723. This investment is being accounted for under the equity method. New Valley Chelsea operates as an investment vehicle for the Chelsea real estate development project. During the first three months of 2009, the Company received a distribution of $594. In July 2009, the Company lent $467 to New Valley Oaktree of which $250 was repaid in August 2009.
A temporary certificate of occupancy was obtained in October 2009 and, as of November 9, 2009, the sale of one unit has closed. As of September 30, 2009 and December 31, 2008, Chelsea had approximately $256,323 and $206,778 of total assets, respectively and $235,818 and $185,665 of total liabilities, respectively. No income has been recorded as all amounts have been capitalized in the construction project.
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
On April 15, 2009 New Valley completed the foreclosure process and on April 16, 2009, took title to the collateral. In June 2009, the Company received $500 from the guarantor pursuant to the settlement agreement. The

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
assets have been classified as an “Investment in real estate”, and were carried on the Company’s condensed consolidated balance sheet at $12,204 as of September 30, 2009.
The Company recorded a loss of $204 for the three and nine months ended September 30, 2009 from Escena’s operations.
Real Estate Market Conditions. Because real estate markets may continue to worsen, the Company will continue to perform additional assessments to determine the impact of the markets, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.
11. INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company utilizes a three-tier framework for assets and liabilities required to be measured at fair value. In addition, the Company uses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost) to value these assets and liabilities as appropriate. The Company uses an exit price when determining the fair value. The exit price represents amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
The Company utilizes a three-tier fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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
The Company’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Fair Value Measurements as of September 30, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$225,971	$225,971	$—	$—
Certificates of deposit	2,429	—	2,429	—
Bonds	2,947	2,947	—	—
Investment securities available for sale	62,094	45,930	16,164	—

Total	$293,441	$274,848	$18,593	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$142,850	$—	$—	$142,850

	Fair Value Measurements as of December 31, 2008
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$192,348	$192,348	$—	$—
Investment securities available for sale	28,518	20,627	7,891	—

Total	$220,866	$212,975	$7,891	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$77,245	$—	$—	$77,245

The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The Level 2 investment securities available for sale were not registered and therefore do not have direct market quotes or have certain restrictions.
The fair value of derivatives embedded within convertible debt were derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt as of September 30, 2009 are disclosed. (See Note 6.)
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The Company’s nonrecurring nonfinancial assets subject to fair value measurements are as follows:

		Fair Value Measurements as of September 30, 2009
	Nine months		Quoted Prices
	Ended		in Active	Significant
	September 30,		Markets for	Other	Significant
	2009		Identical	Observable	Unobservable
	Impairment		Assets	Inputs	Inputs
Description	Charge	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in real estate	$5,000	$12,204	$—	$—	$12,204
Investment in non-consolidated real estate businesses	3,500	1,248	—	—	1,248

Total	$8,500	$13,452	$—	$—	$13,452

The Company estimated the fair value of its mortgage receivable and non-consolidated real estate using observable inputs such as market pricing based on recent events, however, significant judgment was required to select certain inputs from observed market data. The decrease in the mortgage receivable and the non-consolidated real estate were attributed to the decline in the New York and California real estate markets due to various factors including downward pressure on housing prices, the impact of the recent contraction in the subprime and mortgage markets generally and a large inventory of unsold homes at the same time that sales volumes were decreasing. The $8,500 of impairment charges taken in the first quarter of 2009 were included in the results from operations for the nine months ended September 30, 2009.
12. RESTRICTED STOCK AWARD
On April 7, 2009, the President and Chief Executive Officer of the Company was awarded a restricted stock grant of 525,000 shares of Vector’s common stock pursuant to Vector’s Amended and Restated 1999 Long-Term Incentive Plan. Under the terms of the award, one-fifth of the shares vest on September 15, 2010, with an additional one-fifth vesting on each of the four succeeding one-year anniversaries of the first vesting date through September 15, 2014. In the event that his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The fair market value of the restricted shares on the date of grant was $6,467 is being amortized over the vesting period as a charge to compensation expense.
13. SEGMENT INFORMATION
The Company’s significant business segments for the three and nine months ended September 30, 2009 and 2008 were Liggett, Vector Tobacco and New Valley. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products for segment reporting purposes, excludes the operations of Medallion. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The New Valley segment includes the Company’s equity income and investments in non-consolidated real estate businesses and mortgage receivable.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Financial information for the Company’s operations before taxes for the three and nine months ended September 30, 2009 and 2008 follows:

			Vector		Real	Corporate
	Liggett		Tobacco		Estate	and Other	Total
Three months ended September 30, 2009
Revenues	$236,335		$401		—	—	$236,736
Operating income (loss)	43,380		(1,738)		(194)	(4,476)	36,972
Depreciation and amortization	1,969		22		25	634	2,650
Equity income from non-consolidated real estate businesses	—		—		4,712	—	4,712

Three months ended September 30, 2008
Revenues	$144,841		$760		—	—	$145,601
Operating income (loss)	45,924		(2,439)		—	(5,950)	37,535
Depreciation and amortization	1,910		30		—	588	2,528
Equity income from non-consolidated real estate businesses	—		—		5,202	—	5,202

Nine months ended September 30, 2009
Revenues	$563,293		$1,453		—	—	$564,746
Operating income (loss)	125,100	(1)	(5,885	) (2)	(194)	(12,042)	106,979
Equity income from non-consolidated real estate businesses	—		—		5,528	—	5,528
Identifiable assets	301,474		11,685		63,374	398,847	775,380
Depreciation and amortization	5,927		75		25	1,741	7,768
Capital expenditures	2,117		12		876	—	3,005

Nine months ended September 30, 2008
Revenues	$418,816		$1,950		—	—	$420,766
Operating income (loss)	126,960		(6,775)		—	(20,264)	99,921
Equity income from non-consolidated real estate businesses	—		—		22,706	—	22,706
Identifiable assets	312,188		2,317		57,383	417,807	789,695
Depreciation and amortization	5,682		89		—	1,757	7,528
Capital expenditures	5,341		85		—	—	5,426

(1)	Operating income includes a gain of $5,000 on the Philip Morris brand transaction completed February 2009.

(2)	Operating income includes restructuring costs of $1,000.
14. SUBSEQUENT EVENTS
The Company has evaluated events that occurred subsequent to September 30, 2009, through the financial statement issue date of November 9, 2009, and determined that there were no recordable or reportable subsequent events.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The 11% Senior Secured Notes due 2015, $165,000, principal amount, issued in August 2007 and $85,000, principal amount, issued in September 2009 by Vector, are fully and unconditionally guaranteed on a joint and several basis by all of the 100%-owned domestic subsidiaries of the Company that are engaged in the conduct of its cigarette businesses. (See Note 6.) The notes are not guaranteed by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley. Presented herein are unaudited condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008, the related unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2009 and 2008 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 of the Company (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$230,020	$7,239	$209	$—	$237,468
Investment securities available for sale	62,016	—	78	—	62,094
Accounts receivable — trade	—	6,824	—	—	6,824
Intercompany receivables	100	—	—	(100)	—
Inventories	—	100,021	—	—	100,021
Deferred income taxes	3,764	435	—	—	4,199
Income taxes receivable	—	9,398	—	(9,398)	—
Restricted assets	—	3,545	—	—	3,545
Other current assets	271	2,785	58	—	3,114

Total current assets	296,171	130,247	345	(9,498)	417,265
Property, plant and equipment, net	650	44,351	850	—	45,851
Investment in real estate	—	—	12,204	—	12,204
Long-term investments accounted for at cost	50,333	—	837	—	51,170
Investments in non- consolidated real estate businesses	—	—	45,628	—	45,628
Investments in consolidated subsidiaries	163,603	—	—	(163,603)	—
Restricted assets	2,428	2,158	—	—	4,586
Deferred income taxes	41,514	7,073	9,624	—	58,211
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	3,171	—	—	3,171
Other assets	15,634	14,149	—	—	29,783

Total assets	$570,333	$308,660	$69,488	$(173,101)	$775,380

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$670	$20,222	$—	$—	$20,892
Current portion of employee benefits	—	1,051	—	—	1,051
Accounts payable	1,959	7,232	578	—	9,769
Intercompany payables	—	100	—	(100)	—
Accrued promotional expenses	—	12,081	—	—	12,081
Income taxes payable, net	20,311	—	20,199	(9,398)	31,112
Accrued excise and payroll taxes payable, net	—	568	—	—	568
Settlement accruals	—	46,787	—	—	46,787
Deferred income taxes	15,083	2,120	—	—	17,203
Accrued interest	6,861	—	—	—	6,861
Other current liabilities	3,172	9,038	5	—	12,215

Total current liabilities	48,056	99,199	20,782	(9,498)	158,539
Notes payable, long-term debt and other obligations, less current portion	317,907	15,959	636	—	334,502
Fair value of derivatives embedded within convertible debt	142,850	—	—	—	142,850
Non-current employee benefits	12,034	24,899	—	—	36,933
Deferred income taxes	39,112	22,257	7,123	—	68,492
Other liabilities	352	22,793	897	—	24,042

Total liabilities	560,311	185,107	29,438	(9,498)	765,358

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity	10,022	123,553	40,050	(163,603)	10,022

Total liabilities and stockholders’ equity	$570,333	$308,660	$69,488	$(173,101)	$775,380

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$236,736	$—	$—	$236,736
Expenses:
Cost of goods sold	—	177,798	—	—	177,798
Operating, selling, administrative and general expenses	4,944	16,756	266	—	21,966
Management fee expense	—	2,055	—	(2,055)	—

Operating income (loss)	(4,944)	40,127	(266)	2,055	36,972
Other income (expenses):
Interest and dividend income	43	8	—	—	51
Interest expense	(16,465)	(332)	(11)	—	(16,808)
Changes in fair value of derivatives embedded within convertible debt	(6,054)	—	—	—	(6,054)
Equity income on non-consolidated real estate businesses	—	—	4,712	—	4,712
Equity income in consolidated subsidiaries	33,308	—	—	(33,308)	—
Management fee income	2,055	—	—	(2,055)	—
Other, net	—	—	—	—	—

Income (loss) before provision for income taxes	7,943	39,803	4,435	(33,308)	18,873
Income tax benefit (expense)	8,276	(9,238)	(1,692)	—	(2,654)

Net income (loss)	$16,219	$30,565	$2,743	$(33,308)	$16,219

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

		Nine Months Ended September 30, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$564,746	$—	$—	$564,746
Expenses:
Cost of goods sold	—	398,088	—	—	398,088
Operating, selling, administrative and general expenses	14,596	48,616	467	—	63,679
Gain on brand transaction	—	(5,000)	—	—	(5,000)
Restructuring charges	—	1,000	—	—	1,000
Management fee expense	—	6,167	—	(6,167)	—

Operating income (loss)	(14,596)	115,875	(467)	6,167	106,979
Other income (expenses):
Interest and dividend income	180	97	—	—	277
Interest expense	(49,097)	(860)	(11)	—	(49,968)
Loss on extinguishment of debt	(18,444)	—	—	—	(18,444)
Changes in fair value of derivatives embedded within convertible debt	(25,845)	—	—	—	(25,845)
Impairment charges on investments	—	—	(8,500)	—	(8,500)
Equity income from non-consolidated real estate businesses	—	—	5,528	—	5,528
Equity income in consolidated subsidiaries	75,060	—	—	(75,060)	—
Management fee income	6,167	—	—	(6,167)	—
Other, net	—	—	—	—	—

Income (loss) before provision for income taxes	(26,575)	115,112	(3,450)	(75,060)	10,027
Income tax benefit (expense)	37,948	(38,013)	1,411	—	1,346

Net income (loss)	$11,373	$77,099	$(2,039)	$(75,060)	$11,373

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$10,444	$78,046	$1,572	$(80,728)	$9,334

Cash flows from investing activities:
Purchase of investment securities	(12,300)	—	—	—	(12,300)
Proceeds from sale or liquidation of long-term investments	1,407	—	—	—	1,407
Purchase of long-term investments	—	—	(51)	—	(51)
Distributions from non-consolidated real estate businesses	—	—	5,548	—	5,548
Investments in non-consolidated real estate businesses	—	—	(467)	—	(467)
Investments in subsidiaries	(3,050)	—	—	3,050	—
Increase in cash surrender value of life insurance policies	(413)	(426)	—	—	(839)
(Increase) decrease in non-current restricted assets	1,417	552	—	—	1,969
Capital expenditures	—	(2,129)	(876)	—	(3,005)

Net cash (used in) provided by investing activities	(12,939)	(2,003)	4,154	3,050	(7,738)

Cash flows from financing activities:
Proceeds from debt Issuance	118,125	21	636	—	118,782
Repayments of debt	—	(4,516)	—	—	(4,516)
Deferred financing charges	(5,567)	(6)	—	—	(5,573)
Borrowings under revolver	—	526,949	—	—	526,949
Repayments on revolver	—	(530,766)	—	—	(530,766)
Capital contributions received	—	3,050	—	(3,050)	—
Intercompany dividends paid	—	(74,575)	(6,153)	80,728	—
Dividends and distributions on common stock	(87,451)	—	—	—	(87,451)
Proceeds from exercise of Vector options and warrants	398	—	—	—	398
Tax benefit of options exercised	6,944	—	—	—	6,944

Net cash (used in) financing activities	32,449	(79,843)	(5,517)	77,678	24,767

Net increase (decrease) in cash and cash equivalents	29,954	(3,800)	209	—	26,363
Cash and cash equivalents, beginning of period	200,066	11,039	—	—	211,105

Cash and cash equivalents, end of period	$230,020	$7,239	$209	$—	$237,468

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
     All of Liggett’s unit sales volume in 2008 and the first nine months of 2009 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
     Liggett’s cigarettes are produced in approximately 180 combinations of length, style and packaging. Liggett’s current brand portfolio includes:
•	LIGGETT SELECT — a leading brand in the deep discount category,

•	GRAND PRIX — re-launched as a national brand in 2005,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category,

•	PYRAMID — the industry’s first deep discount product with a brand identity relaunched in the second quarter of 2009, and

•	USA and various Partner Brands and private label brands.
     In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT’s unit volume was 30.1% and 22.8% of Liggett’s unit volume for the year ended December 31, 2008 and for the nine months ended September 30, 2009, respectively. GRAND PRIX is now the largest seller in Liggett’s family of brands with 32.6% and 29.3% of Liggett’s unit volume for the year ended December 31, 2008 and the nine months ended September 30, 2009, respectively. In April 2009, Liggett repositioned PYRAMID as a box only brand in specific targeted markets with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment.
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
Recent Developments
     5% Variable Interest Senior Convertible Notes Due November 2011. Between November 2004 and April 2005, we sold $111,864 principal amount of our 5% Variable Interest Senior Convertible Notes due November 15, 2011 (the “5% Notes”). In May 2009, the holder of $11,005 principal amount of the 5% Notes exchanged its 5% Notes for $11,775 principal amount of our 6.75% Variable Interest Senior Convertible Note due 2014 (the “6.75% Note”) as discussed below. In June 2009, certain holders of $99,944 principal amount of the 5% Notes exchanged their 5% Notes for $106,940 principal amount of our 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 (the “6.75% Exchange Notes”). As of September 30, 2009, a total of $915 principal amount of the 5% Notes remained outstanding after these exchanges.
     We recorded a loss of $18,444 associated with the extinguishment of the 5% Notes in the second quarter of 2009.
     6.75% Variable Interest Senior Convertible Note due 2014. On May 11, 2009, we issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. We will use the net proceeds of the offering for general corporate purposes. The note pays interest (“Total Interest”) on a quarterly basis at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest or (ii) 6.75% per annum. The note is convertible into our common stock at the holder’s option. The conversion price of $14.32 per share (approximately 69.8139 shares of common stock per $1,000 principal amount of the note) is subject to adjustment for various events, including the issuance of stock dividends. The note matures on November 15, 2014. We will redeem on May 11, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the note necessary to prevent the note from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the note) occurs, we will be required to offer to repurchase the note at 100% of its principal amount, plus accrued interest.
     The purchaser of this 6.75% Note is an entity affiliated with Dr. Phillip Frost, who reported, after the consummation of the sale, beneficial ownership of approximately [11.5%] of our common stock.
     6.75% Variable Interest Senior Convertible Exchange Notes due 2014. On June 15, 2009, we entered into agreements with certain holders of the 5% Notes to exchange their 5% notes for our 6.75% Exchange Notes. On June 30, 2009, we accepted for exchange $99,944 principal amount of the 5% Notes for $106,940 principal amount of our 6.75% Exchange Notes. We issued the 6.75%

Exchange Notes to the holders in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 3(a)(9) thereof. The notes pay interest (“Total Interest”) on a quarterly basis beginning August 15, 2009 at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest or (ii) 6.75% per annum. The notes are convertible into our common stock at the holder’s option. The conversion price of $16.25 per share (approximately 61.5366 shares of common stock per $1,000 principal amount of notes) is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on November 15, 2014. We will redeem on June 30, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the indenture) occurs, we will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make whole” payment.
     11% Senior Secured Notes due 2015. In September 2009, we sold an additional $85,000 principal amount of our 11% Senior Secured Notes due 2015 at 94% of face value in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. We agreed to consummate a registered exchange offer for the additional Senior Secured Notes within 360 days after the date of their initial issuance. If we fail to timely comply with our registration obligations, we will be required to pay additional interest on these notes until we comply. We received net proceeds from the offering of approximately $79,900. We will amortize the deferred costs and debt discount related to the New Senior Secured Notes over the estimated life of the debt.
     Enacted and proposed excise tax increases. Effective April 1, 2009, the federal cigarette excise tax was increased from $3.90 per carton ($0.39 per pack) to $10.07 per carton ($1.01 per pack). Wholesale shipment volume for the nine months ended September 30, 2009 compared to the same period in 2008 for Liggett and for the total industry was negatively impacted by tax-driven trade purchasing patterns in anticipation of the increase in the federal excise taxes on cigarettes. This legislation included provisions that imposed this increase in excise taxes on inventory held as of April 1, 2009. As a result, many wholesalers and retailers significantly reduced their inventory levels as of March 31, 2009 to minimize any such taxes owed on such inventory. In 2009, 15 states enacted increases to state excise taxes and further increases in states’ excise taxes are expected.
     Family Smoking Prevention and Tobacco Control Act (FDA Legislation). On June 22, 2009, President Barrack Obama signed into law the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Legislation. Under the FDA Legislation, the U.S. Food and Drug Administration has been granted broad authority over the manufacture, sale, marketing and packaging of tobacco products. Provisions of the FDA Legislation are effective over a time period ranging from 90 days to over 39 months. We recorded expenses associated with the FDA Legislation of $536 and $589 for the three and nine months ended September 30, 2009. See “Legislation and Regulation” below.
     Long-term Investments. We recorded a loss of $3,000 for the three and nine months ended September 30, 2008 due to the performance of two of our long-term investments, which was included in “Impairment charges on investments” on our condensed consolidated statements of operations and a loss of $0 and $567 during the three and nine months ended September 30, 2008 associated with the liquidation of a long-term investment, which was included as “Other expense” on our condensed statement of operations for the nine months ended September 30, 2008.

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
     Issuance of Restricted Shares. On April 7, 2009, our President and Chief Executive Officer was awarded a restricted stock grant of 525,000 shares of our common stock pursuant to our Amended and Restated 1999 Long-Term Incentive Plan. Under the terms of the award, one-fifth of the shares vest on September 15, 2010, with an additional one-fifth vesting on each of the four succeeding one-year anniversaries of the first vesting date through September 15, 2014. In the event that his employment with us is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of ours, any remaining balance of the shares not previously vested will be forfeited by him. The fair market value of the restricted shares on the date of grant was $6,467 which is being amortized over the vesting period as a charge to compensation expense.
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
     In April 2009, New Valley’s subsidiary entered into a settlement agreement with a guarantor of the loan, which requires the guarantor to satisfy its obligations under a completion guaranty by completing improvements to the project in settlement, among other things, of its payment guarantees. In addition, the guarantor agreed to pay approximately $250 in legal fees and $1,000 of delinquent taxes and penalties and post a letter of credit to secure its construction obligations. As a result of this settlement, we calculated the fair market value of the investment as of March 31, 2009, utilizing the most recent “as is” appraisal of the collateral and the value of the completion guaranty less estimated costs to dispose of the property. Based on these estimates, we determined that the fair market value was less than the carrying amount of the mortgage receivable at March 31, 2009, by approximately $5,000. Accordingly, the reserve was increased and a charge of $5,000 was recorded in the first quarter of 2009. On April 15, 2009 New Valley completed the foreclosure process and on April 16, 2009, took title to the property. We reclassified the loan from

“Mortgage receivable” at March 31, 2009 to “Investment in real estate” at June 30, 2009 on our condensed consolidated balance sheet. It was carried at $12,204 as of September 30, 2009.
     We recorded a loss of $204 for the three and nine months ended September 30, 2009 from the Escena operations.
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
     In September 2009, one of the five townhomes was sold and the mortgage of approximately $8,700 was retired. New Valley received a preferred return distribution of approximately $1,752 and did not record a gain or loss on the sale.
     Mortgages on three of the four Aberdeen town homes with a balance of approximately $27,400 matured on March 1, 2009 and have not been refinanced or paid and are in default. Aberdeen is currently in discussions with the lender. The remaining mortgage with a balance of approximately $4,550, which matured on September 30, 2009, was also in default as of that date due to non-payment of interest.
     In February 2009, the managing member of Aberdeen Townhomes resigned, and a subsidiary of New Valley became the new managing member as of March 1, 2009. Aberdeen is a variable interest entity; however even as the managing member, we are not the primary beneficiary as other parties to the investment would absorb a majority of the variable interest entity’s losses under the current arrangement. Our maximum exposure to loss on its investment in Aberdeen is $1,248 at September 30, 2009.
     On June 15, 2009, we entered into a line of credit in the amount of $250 on behalf of Aberdeen. No amounts were outstanding on the line of credit as of September 30, 2009.
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
     New Valley Chelsea is a variable interest entity; however, we are not the primary beneficiary. Our maximum exposure to loss as a result of our investment in Chelsea is $10,723. This investment is being accounted for under the equity method. During the first three months of 2009, we received a distribution of $594. In July 2009, we lent $467 to New Valley Oaktree of which $250 was repaid in August 2009.
     A temporary certificate of occupancy was obtained in October 2009 and, as of November 9, 2009, the sale of one unit has closed. As of September 30, 2009, Chelsea had approximately

$256,323 of total assets and $235,818 of total liabilities. No income has been recorded as all amounts have been capitalized in the construction project.
     Sale of St. Regis Hotel. In March 2008, 16th and K Holdings LLC closed on the sale of 90% of the St. Regis Hotel. In addition to retaining a 3% interest, net of incentives, in the St. Regis Hotel, New Valley received $16,406, of which $15,822 was received in the nine months ended September 30, 2008, upon the sale of the hotel. New Valley anticipates receiving an additional $3,400 in various installments between 2009 and 2012. We recorded the $15,822 as an investing activity in the consolidated statement of cash flows for the nine months ended September 30, 2008. New Valley recorded equity losses of $0 and $3,796 for the three and nine months ended September 30, 2008, respectively, associated with 16th and K Holdings LLC. For the nine months ended September 30, 2008, New Valley also recorded equity income of $15,779 in connection with the distributions received in excess of the carrying amount of the investment in St. Regis and we have no legal obligation to make additional investments to the investment.
     Tobacco Settlement Agreements. In October 2004, the independent auditor under the Master Settlement Agreement notified Liggett and all other Participating Manufacturers that their payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, had been recalculated using “net” unit amounts, rather than “gross” unit amounts (which had been used since 1999 to calculate market share and the allocation of the base amount of payments under the Master Settlement Agreement). The change in the method of calculation could, among other things, require additional Master Settlement Agreement payments by Liggett of approximately $26,200, including interest, for 2001 through 2008, require an additional payment of approximately $3,100 for 2009 and require additional amounts in future periods because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the Master Settlement Agreement. Liggett has objected to this retroactive change and has disputed the change in methodology. No amounts have been accrued or expensed in our condensed financial statements for any potential liability relating to the “gross” versus “net” dispute because we do not believe an unfavorable outcome is probable.
     In 2005, the independent auditor under the Master Settlement Agreement calculated that Liggett owed $28,668 for its 2004 sales. Liggett paid $11,678 and disputed the balance, as permitted by the Master Settlement Agreement. Liggett subsequently paid $9,304 of the disputed amount, although Liggett continues to dispute that this amount is owed. This $9,304 relates to an adjustment to its 2003 payment obligation claimed by Liggett for the market share loss to non-participating manufacturers, which is known as the “NPM Adjustment.” At September 30, 2009, included in “Other assets” on our condensed balance sheet was a receivable of $6,513 relating to such amount. The remaining balance in dispute of $7,686 is comprised of $5,318 claimed for a 2004 NPM Adjustment and $2,368 relating to the independent auditor’s retroactive change from “gross” to “net” units in calculating Master Settlement Agreement payments, which Liggett contends is improper, as discussed above. From its April 2006 payment, Liggett and Vector Tobacco withheld approximately $1,600 claimed for the 2005 NPM Adjustment and $2,949 relating to the retroactive change from “gross” to “net” units. Liggett and Vector Tobacco withheld approximately $4,200 from their April 2007 payments related to the 2006 NPM Adjustment and approximately $3,950 relating to the retroactive change from “gross” to “net” units. From their April 2008 payment, Liggett and Vector Tobacco withheld approximately $4,000 for the 2007 NPM Adjustment and approximately $3,696 related to the retroactive change from “gross” to “net” units. Vector Tobacco paid approximately $200 into the disputed payments account for the 2007 NPM Adjustment. From their April 2009 payment, Liggett and Vector Tobacco withheld approximately $6,100 relating to the 2008 NPM adjustment and approximately $3,300 relating to the retroactive change from “gross” to “net” units.
     The following amounts have not been expensed by us as they relate to Liggett’s and Vector Tobacco’s claim for an NPM Adjustment: $6,513 for 2003, $3,789 for 2004 and $800 for 2005.

     In March 2006, an economic consulting firm selected pursuant to the Master Settlement Agreement rendered its final and non-appealable decision that the Master Settlement Agreement was a “significant factor contributing to” the loss of market share of Participating Manufacturers for 2003. The economic consulting firm subsequently rendered the same decision with respect to 2004, 2005 and 2006. As a result, the manufacturers are entitled to potential NPM Adjustments to their 2003, 2004, 2005 and 2006 Master Settlement Agreement payments. The Participating Manufacturers are also entitled to potential NPM Adjustments to their 2007, 2008 and 2009 payments pursuant to an agreement entered into in June 2009 between the OPMs and the Settling States under which the OPMs agreed to make certain payments for the benefit of the Settling States, in exchange for which the Settling States stipulated that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers in 2007, 2008 and 2009. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that state or territory.
     Since April 2006, notwithstanding provisions in the Master Settlement Agreement requiring arbitration, litigation has been filed in 49 Settling States and territories over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the Master Settlement Agreement previously determined to be as much as $1,200,000 for all Participating Manufacturers. All but one of the 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable. All 47 of these decisions are final and non-appealable. One court, the Montana Supreme Court, ruled that Montana’s claim of diligent enforcement must be litigated. In response to a proposal from the Original Participating Manufacturers and many of the Subsequent Participating Manufacturers, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. The agreement provides for selection of the arbitration panel beginning October 1, 2009 and that the parties and the arbitrators will thereafter establish the schedule and procedures for the arbitration. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any potential 2003 NPM adjustment. It is anticipated that the arbitration will begin in 2010. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.
Recent Developments in Tobacco-Related Litigation
     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of September 30, 2009, there were 37 individual cases pending against Liggett and/or us, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. In addition, there were approximately 3,300 Engle progeny cases pending against Liggett and/or us, in state and federal courts in Florida, and approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. There are seven purported class actions and three governmental and other third-party payor health care reimbursement actions pending in which Liggett or us, or both, were named as a defendant.
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
     There are currently six cases pending where Liggett is the only tobacco company defendant. Three of the cases are dormant and there is no trial date in the fourth case. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases. Two of the cases have been tried and have resulted in adverse verdicts against Liggett. These two cases are discussed below.
     In April 2004, in Davis v. Liggett Group, a Florida state court jury awarded compensatory damages of $540 against Liggett, plus interest. In addition, the court awarded plaintiff’s counsel legal fees of $752. Liggett appealed both the compensatory and the legal fee awards. In October 2007, the compensatory award was affirmed by the Fourth District Court of Appeal and, thereafter, was paid by Liggett. In March 2008, the Fourth District Court of Appeal reversed and remanded the legal fee award for further proceedings in the trial court. In July 2009, the trial court awarded approximately $1,650 in legal fees, inclusive of interest and costs, which has been paid by Liggett. In Ferlanti v. Liggett Group, in February 2009, a Florida state court jury awarded compensatory damages of $1,200 against Liggett, but found that the plaintiff was 40% at fault. Therefore, plaintiff was awarded $720 in compensatory damages plus $96 in expenses. Punitive damages were not awarded. Liggett appealed the award. On May 1, 2009, the court granted plaintiff’s motion for an award of attorneys’ fees but the amount has not yet been determined.
     In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and/or the Company have been named in approximately 3,300 Engle progeny cases in both state and federal courts in Florida. Other cigarette manufacturers have also been named as defendants in most of these cases. These cases include approximately 8,585 plaintiffs, approximately 3,200 of whom have claims pending in federal court. Duplicate cases were filed in federal and state court on behalf of approximately 660 plaintiffs. The majority of the cases pending in federal court are stayed pending the outcome of an appeal to the United States Court of Appeals for the Eleventh Circuit of several district court orders in which it was found that the Florida Supreme Court’s decision in Engle was unconstitutional. The number of progeny cases will likely increase as the courts may require multi-plaintiff cases to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties. As of September 30, 2009, there were approximately 43 Engle progeny cases scheduled for trial, or likely to be scheduled for trial, in 2009 and 2010. As of September 30, 2009, eight Engle progeny cases have been tried resulting in six plaintiff verdicts and two defense verdicts. In one of these cases, judgment was entered against Liggett for $156. In June 2002, the jury in Lukacs v. R. J. Reynolds Tobacco Company, an individual case brought under the third phase of the Engle case, awarded $37,500, plus interest, (subsequently reduced by the court to $24,835) of compensatory damages, jointly and severally, against Liggett and two other cigarette manufacturers and found Liggett 50% responsible for the damages. In November 2008, the court entered final judgment in the amount of $24,935 plus interest from June 2002 which as of September 30, 2009 was in excess of $13,000. The defendants appealed. The plaintiffs are seeking an award of attorney’s fees from Liggett. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
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
     For purposes of this discussion and other condensed consolidated financial reporting, our significant business segments for the three and nine months ended September 30, 2009 and 2008 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of the Medallion Company, Inc. (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

	Three Months Ended		Nine Months Ended
	September 30,	September 30	September 30,	September 30,
	2009	2008	2009	2008
Revenues:
Liggett	$236,335	$144,841	$563,293	$418,816
Vector Tobacco	401	760	1,453	1,950

Total revenues	$236,736	$145,601	$564,746	$420,766

Operating income (loss):
Liggett	$43,380	$45,924	$125,100	$126,960
Vector Tobacco	(1,738)	(2,439)	(5,885)	(6,775)

Total tobacco	41,642	43,485	119,215	120,185

Real estate	(194)	—	(194)	—
Corporate and other	(4,476)	(5,950)	(12,042)	(20,264)

Total operating income	$36,972	$37,535	$106,979	$99,921

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
     Revenues. Total revenues were $236,736 for the three months ended September 30, 2009 compared to $145,601 for the three months ended September 30, 2008. This $91,135 (62.6%) increase in revenues was due to $91,494 (63.2%) increase in revenues at Liggett and $359 (47.2%) decrease in revenues at Vector Tobacco for the three months ended September 30, 2009.
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
     All of Liggett’s sales for the third quarter of 2009 and 2008 were in the discount category. For the three months ended September 30, 2009, net sales at Liggett totaled $236,335, compared to $144,841 for the three months ended September 30, 2008. Revenues increased by 63.2% ($91,494) due to a favorable price variance of $75,782 primarily related to increases in price of LIGGETT SELECT and GRAND PRIX (primarily associated with the increase in federal excise taxes on cigarettes), a favorable sales mix of $5,472 and volume variance of $10,346 (approximately 158.4 million units).
     Net revenues of the LIGGETT SELECT brand increased $4,382 for the third quarter of 2009 compared to 2008 due to a favorable variance from pricing of $19,427 offset by a decrease in unit volume of 31.0% (213.8 million units) in 2009 period compared to 2008. Net revenues of the GRAND PRIX brand increased $18,577 for the third quarter of 2009 compared to the 2008 due to a favorable variance from pricing of $24,428 offset by a decrease in unit volume of 12.5% (93.4 million units). Net revenues of Liggett’s repositioned PYRAMID brand increased $38,612 due to increased volume of 445.8 million units.
     Revenues at Vector Tobacco for the three months ended September 30, 2009 were $401 compared to $760 in the 2008 period due to volume declines partially offset by increased prices associated with the increased federal excise tax. Vector Tobacco’s revenues in both periods related to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $58,937 for the three months ended September 30, 2009 compared to $60,602 for the three months ended September 30, 2008. This represented a decrease of $1,665 (2.7%) when compared to the same period last year, due primarily to a volume decrease in the higher margin brands for the three months ended September 30, 2009. Liggett’s brands contributed 100% to our gross profit for the three months ended September 30, 2009. Liggett’s brands contributed 99.6% to our gross profit and Vector Tobacco contributed 0.4% for the three months ended September 30, 2008.
     Liggett’s gross profit of $59,221 for the three months ended September 30, 2009 decreased $1,122 from gross profit of $60,343 for the three months ended September 30, 2008. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 50.7% for the three months ended September 30, 2009 compared to gross profit of 59.4% for the three months ended September 30, 2008. This decrease in Liggett’s gross profit in the 2009 period was attributable primarily to volume decreases in the higher margin brands.
     Vector Tobacco had negative gross profit of $284 for the three months ended September 30, 2009 compared to gross profit of $259 for the same period in 2008. The negative gross profit was due primarily to higher cost of sales and lower sales volumes.
     Expenses. Operating, selling, general and administrative expenses were $21,966 for the three months ended September 30, 2009 compared to $23,067 for the same period last year, a decrease of $1,101 (4.8%). Expenses at Liggett were $15,841 for the three months ended September 30, 2009 compared to $14,419 for the same period in the prior year, an increase of $1,422 (9.9%). The increase related to higher pension expense in the 2009 period compared to the 2008 period. Liggett’s product liability expenses and other litigation costs were $1,325 and $1,737 for the three months ended September 30, 2009 and 2008, respectively. Expenses at Vector Tobacco for the three months ended September 30, 2009 were $1,454 compared to expenses of $2,697 for the three months ended September 30, 2008. Expenses at the corporate level decreased from $5,951 to $4,476 due primarily to lower compensation expense and expenses associated with our Supplemental Retirement Plan in 2009 due to the retirement of our former Executive Chairman on December 30, 2008 offset by payroll taxes of approximately $550 associated with the exercise of options and a lump sum payment under the Supplemental Retirement Plan during the three months ended September 30, 2009. The real estate segment expenses of $194 in the 2009 period relate to expenses incurred in connection with Escena’s operations.
     For the three months ended September 30, 2009, Liggett’s operating income decreased $2,544 to $43,380 compared to $45,924 for the same period in 2008. For the three months ended September 30, 2009 and 2008, Vector Tobacco’s operating loss was $1,738 and $2,439, respectively.
     Other Income (Expenses). Other expenses were $18,099 and $15,698 for the three months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009, other expenses primarily consisted of interest expense of $16,808 and a loss of $6,054 for changes in fair value of derivatives embedded within convertible debt offset by equity income of $4,712 on non-consolidated real estate businesses and interest income of $51. For the three months ended September 30, 2008, other expenses consisted of interest expense of $15,515 and losses of $7,000 associated with the performance of two investment partnerships ($1,500 each) and a decline in value in the mortgage receivable ($4,000) and was offset by other income of equity income from non-consolidated real estate businesses of $5,202, interest and dividend income of $1,094, and $522 for changes in fair value of derivatives embedded within convertible debt. The equity income of $5,202 for the 2008 period resulted from New Valley’s investment in Douglas Elliman Realty which contributed $4,727 and Aberdeen, which contributed $475.
     The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The losses for the changes in fair value of the embedded derivatives in the three months ended September 30, 2009 was primarily the result of narrowing credit spreads in both the United States corporate credit markets and the market for our debt in the 2009 period. The gain from the embedded derivatives in the three months ended September 30, 2008 was primarily the result of interest payments during the period and increasing long-term interest rates.
     Income before income taxes. Income before income taxes for the three months ended September 30, 2009 was $18,873 compared to $21,837 for the three months ended September 30, 2008.
     Income tax provision. For the three months ended September 30, 2009, our income tax provision was $2,654 compared to $7,010 for the 2008 period. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations. The annual effective income tax rate is reviewed and, if necessary, adjusted on a quarterly basis.
     Our income tax rates for the three months ended September 30, 2009 and 2008 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction. In addition, we recorded a benefit of $6,166 for the three months ended September 30, 2009 resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The net deferred tax asset has been recognized for state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized. We based our conclusion on the fact that Vector Tobacco is anticipated to report state taxable income on a separate company basis for the second consecutive year in 2009. For the three months ended September 30, 2008, our income tax provision was increased by approximately $240 because of the impact of the impairment charges, which was not anticipated when the estimated annual effective tax rate was developed.
     The Internal Revenue Service concluded an audit of our income tax return for the year ended December 31, 2005. There was no material impact on our condensed consolidated financial statements as a result of the audit.
     Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
     Revenues. Total revenues were $564,746 for the nine months ended September 30, 2009 compared to $420,766 for the nine months ended September 30, 2008. This $143,980 (34.2%) increase in revenues was due to a $144,477 (34.5%) increase in revenues at Liggett and a $497 (25.5%) decrease in revenues at Vector Tobacco.
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
     All of Liggett’s sales for the first nine months of 2009 and 2008 were in the discount category. For the nine months ended September 30, 2009, net sales at Liggett totaled $563,293, compared to $418,816, for the nine months ended September 30, 2008. Revenues increased by 34.5% ($144,477) due to a favorable price variance of $161,056 and sales mix of $6,293 primarily related to LIGGETT SELECT and GRAND PRIX (primarily associated with the increase in federal excise taxes on cigarettes) offset by an unfavorable volume variance of $22,461 (approximately 348.9 million units). Net revenues of the LIGGETT SELECT brand increased $2,948 for the first nine months of 2009 compared to 2008 from a favorable variance from pricing of $43,908 offset by a decrease in unit volume of 29.8% (593.2 million units). Net revenues of the GRAND PRIX brand increased $31,522 for the first nine months of 2009 compared to 2008 from a favorable variance from pricing of $51,159 offset by a decrease in volume of 15.1% (320.9 million units). Net revenues of Liggett’s repositioned PYRAMID brand increased $51,618 due to increased volume of 1,546.6% (600.1 million units).

     Revenues at Vector Tobacco for the nine months ended September 30, 2009 were $1,453 compared to $1,950 in the 2008 period due to decreased sales volume. Vector Tobacco’s revenues in both periods related to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $166,658 for the nine months ended September 30, 2009 compared to $169,730 for the nine months ended September 30, 2008. This represented a decrease of $3,072 (1.8%) when compared to the same period last year, due primarily to decreased volume for the nine months ended September 30, 2009. Liggett’s brands contributed 100% to our gross profit for the nine months ended September 30, 2009. Over the same period in 2008, Liggett’s brands contributed 99.6% to tobacco gross profit and Vector Tobacco contributed 0.4%.
     Liggett’s gross profit of $166,773 for the nine months ended September 30, 2009 decreased $2,347 from gross profit of $169,120 for the nine months ended September 30, 2008. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 54.3% for the nine months ended September 30, 2009 compared to gross profit of 57.9% for the nine months ended September 30, 2008. This decrease in Liggett’s gross profit in the 2009 period was attributable primarily to decreased unit sales.
     Vector Tobacco’s gross loss was $115 for the nine months ended September 30, 2009 compared to gross profit of $610 for the same period in 2008. The decrease was due primarily to the reduced sales volume.
     Expenses. Operating, selling, general and administrative expenses were $63,679 for the nine months ended September 30, 2009 compared to $69,809 for the same period last year, a decrease of $6,130 (8.8%). Expenses at Liggett were $46,673 for the nine months ended September 30, 2009 compared to $42,160 for the same period in the prior year, an increase of $4,513 or 10.7%. The increase related to pension expense in the 2009 period compared to the 2008 period. Liggett’s product liability expenses and other litigation costs were $4,285 and $4,806 for the nine months ended September 30, 2009 and 2008, respectively. Expenses at Vector Tobacco for the nine months ended September 30, 2009 were $5,770 compared to expenses of $7,384 for the nine months ended September 30, 2008. Expenses at the corporate level decreased from $20,265 in the 2008 period to $12,042 in the 2009 period due primarily to lower compensation expense and expenses associated with our Supplemental Retirement Plan in 2009 due to the retirement of our former Executive Chairman on December 30, 2008. The real estate segment expenses of $194 in the 2009 period relate to expenses incurred in connection with Escena’s operations.
     For the nine months ended September 30, 2009, Liggett’s operating income decreased $1,860 to $125,100 compared to $126,960 for the same period in 2008. For the nine months ended September 30, 2009, Vector Tobacco’s operating loss was $5,885 compared to a loss of $6,775 for the nine months ended September 30, 2008.
     Other Income (Expenses). Other expenses were $96,952 and $18,620 for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, other expenses primarily consisted of interest expense of $49,968, a loss on the extinguishment of the 5% Notes of $18,444, a loss of $8,500 associated with a decline in value in the former Escena mortgage receivable ($5,000) and the Aberdeen real estate investment ($3,500), a loss of $25,845 for changes in fair value of derivatives embedded within convertible debt , equity income of $5,528 on non-consolidated real estate businesses, and interest income of $277. For the nine months ended September 30, 2008, other expenses consisted of interest expense of $46,025 and losses of $7,000 associated with the performance of two investment partnerships ($1,500 each) and a decline in value in the former mortgage receivable ($4,000) which was offset by equity income from non-consolidated real estate businesses of $22,706, changes in fair value of derivatives embedded within convertible debt of $7,837, and interest and dividend income of $4,440. The equity income of $22,706 for the 2008 period resulted from New Valley’s investment in Douglas Elliman Realty which contributed $10,249, $11,982 from 16th and K, which consisted of equity losses from the operations of the St. Regis Hotel of $3,796 and income of $15,779 in connection with the gain on the disposal of 16th and K’s interest in 90% of the St. Regis Hotel in Washington, D.C., and $475 from Aberdeen.
     The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The losses for the changes in fair value of the embedded derivatives in the three months ended September 30, 2009 was primarily the result of narrowing credit spreads in both the United States corporate credit markets and the market for our debt in the 2009 period offset by interest payments. The gain from the embedded derivatives in the first nine months of 2008 was primarily the result of interest payments during the period and increasing long-term interest rates.
     Income before income taxes. Income before income taxes for the nine months ended September 30, 2009 was $10,027 compared to income before income taxes of $81,301 for the nine months ended September 30, 2008.
     Income tax provision. The income tax benefit was $1,346 for the nine months ended September 30, 2009 compared to an expense of $33,042 for the same period in 2008. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations. The annual effective income tax rate is reviewed and, if necessary, adjusted on a quarterly basis.
     Vector’s income tax rates for the nine months ended September 30, 2009 and 2008 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction. In addition, we recorded a benefit of $6,166 for the nine months ended September 30, 2009 resulting from the reduction of a previously established valuation allowance of a deferred tax asset. For the nine months ended September 30, 2009, our tax provision was reduced because of the impact of the loss on extinguishment of debt, which was not anticipated when the estimated annual effective tax rate was developed, and reduced income tax benefit by approximately $535 due to differences in our marginal tax rate of approximately 40.6% and our anticipated effective annual income tax rate from ordinary operations of approximately 43.5%. For the nine months ended September 30, 2008, our income tax provision was reduced by $130 due to differences in our marginal tax rate of approximately 40.9% and our anticipated effective annual income tax rate of approximately 44% due to items not considered when the estimated annual effective tax rate was developed. These items were the income from our investment in the St. Regis Hotel ($370), which was offset by the impairment charges on our investments ($240).
Liquidity and Capital Resources
     Net cash and cash equivalents increased $26,363 for the nine months ended September 30, 2009 and decreased $31,608 for the nine months ended September 30, 2008.
     Net cash provided from operations was $9,334 and $70,435 for the nine months ended September 30, 2009 and 2008, respectively. The decrease was primarily due to additional income tax payments in the 2009 period and the payment to the Executive Chairman upon his retirement in accordance with the our Supplemental Retirement Plan offset by increased operating income.
     Cash used in investing activities was $7,738 and $28,426 for the nine months ended September 30, 2009 and 2008, respectively. In the first nine months of 2009, cash was used for the purchase of investment securities of $12,300, capital expenditures of $3,005, an increase in cash surrender value of corporate-owned life insurance policies of $839, an investment in non-consolidated real estate assets of $467, a purchase of long-term investments of $51, offset by distributions from non-consolidated real estate businesses of $5,548, proceeds from the liquidation of long-term investments of $1,407 and a decrease in restricted assets of $1,969. In the first nine months of 2008, cash was used for the purchase of the mortgage receivable of $21,704, the investment in Aberdeen for $10,000 and Chelsea for $12,000, the purchase of investment securities of $5,682, capital expenditures of $5,426, increase in the cash surrender value of corporate-owned life insurance policies of $766, and the purchase of long-term investments of $51 offset by the distributions from non-consolidated real estate businesses of $17,628 and from the proceeds from the liquidation of long-term investments of $8,334, a decrease in restricted assets of $838, and the proceeds from the sale of fixed assets of $403.
     Cash provided by financing activities for the nine months ended September 30, 2009 was $24,767 compared to cash used in financing activities of $73,617 for the same period in 2008 In the first nine months of 2009, cash provided by financing activities came from proceeds of debt issuance of $118,782, excess tax benefit of options exercised of $6,944, and the proceeds from exercise of stock options of $398, offset by cash used for distributions on common stock of $87,451, repayment of debt of $4,516, deferred financing charges of $5,573, and net borrowings of debt under the revolver of $3,817. In the first nine months of 2008, cash was primarily used for distributions on common stock of $78,581, repayments on debt of $4,666, net payments of debt under the revolver of $11,393 and deferred financing charges of $137, offset by the excess tax benefit of options exercised of $18,304, debt issuance of $2,830, and the proceeds from the exercise of options of $26.
     Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $15,700 was outstanding at September 30, 2009. Availability as determined under the facility was approximately $20,300 based on eligible collateral at September 30, 2009. The facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the facility, on a trailing twelve-month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The covenants also require that annual capital expenditures, as defined under the facility, (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year. At September 30, 2009, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were approximately $152,000 for the twelve months ended September 30, 2009.
     Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct, third-party and purported class actions predicated on the theory that they should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Liggett has a number of valid defenses to claims asserted against it, however, litigation is subject to many uncertainties. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $24,835) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. As of September 30, 2009, interest on the award was more than $13,000. It is possible that additional cases could be decided unfavorably. There are approximately 3,300 Engle progeny cases, in state and federal courts in Florida, where either Liggett (and other cigarette manufacturers) or us, or both, were named as defendants. These cases include approximately 8,585 plaintiffs. Approximately 43 cases are currently scheduled for trial, or likely to be scheduled for trial, in 2009 and 2010. To date, eight Engle progeny cases have gone to trial resulting in six plaintiff verdicts and two defense verdicts. In one of these cases, judgment was entered against Liggett for $156. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 8 to our condensed consolidated financial statements and “Legislation and Regulation” below for a description of legislation, regulation and litigation.
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
     Vector. Our scheduled maturities in 2009 declined to $17,921 as of September 30, 2009 from $137,063 as of December 31, 2008 due to extinguishments and exchanges of debt. On May 11, 2009, we issued in a private placement the 6.75% Note due 2014 in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. On June 30, 2009, we issued $106,940 of our 6.75% Exchange Notes due 2014 in exchange for $99,944 aggregate principal amount of the 5% Notes due 2011, valued at 107% principal amount.
     In September 2009, we sold at 94% of face value an additional $85,000 principal amount of our 11% Senior Secured Notes due 2015. We received net proceeds from the offering of approximately $79,900.
     We believe that we will continue to meet our liquidity requirements over the next 12 months. Our corporate expenditures (exclusive of our cigarette operations) and other potential liquidity requirements over the next 12 months include:
•	cash interest expense of approximately $63,650,

•	dividends on our outstanding common shares (currently at an annual rate of approximately $115,000), and

•	other corporate expenses and taxes, including a tax payment of approximately $25,000 in connection with the Philip Morris brands transaction.
     We believe that our cigarette operations are positive cash flow generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
     In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $237,400, investment securities available for sale of approximately $62,100, long-term investments with an estimated value of approximately $70,000 and availability under Liggett’s credit facility of approximately $20,300 at September 30, 2009. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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

     The remaining $915 principal amount of 5% Notes mature on November 15, 2011; however, the remaining 5% Notes could become due in November 2009 as a result of an option by the holders to require us to repurchase some or the entire remaining principal amount of the 5% Notes on November 15, 2009.
     In addition, during the third quarter of 2009, we issued an additional $85,000 principal amount of our 11% Senior Secured Notes due 2015 at 94% of face value.
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
     We or our subsidiaries file U.S. federal income tax returns and returns with various state and local jurisdictions. Our condensed consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of September 30, 2009, our deferred income tax liabilities exceeded our deferred income tax assets by $23,285. Our current deferred income tax liabilities decreased by approximately $75,304 during the nine months ended September 30, 2009 primarily as a result of tax payments of approximately $75,500 made or expected to be made in 2009 in connection with the Philip Morris brands transaction. These tax payments resulted from our settlement with the Internal Revenue Service in July 2006, which required us to recognize taxable income of approximately $192,000 from the Philip Morris brand transaction by March 1, 2009.
Market Risk
     We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
     As of September 30, 2009, approximately $30,600 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of September 30, 2009, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $177.
     In addition, as of September 30, 2009, approximately $73,611 ($267,852 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and its carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance.
     We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in yield of our debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes our future dividend payments and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of our embedded derivatives was between $140,058 and $145,750. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $142,850 as of September 30, 2009. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
     Changes to the estimated fair value of these embedded derivatives are reflected quarterly within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $5,496 with approximately $526 resulting from the 6.75% Note, due 2014, $944 resulting from the 6.75% Exchange Notes, due 2014, $4,024 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026, and the remaining $2 resulting from the embedded derivative associated with our 5% variable interest senior convertible notes due 2011. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $6,500 per year.
     We held investment securities available for sale totaling $62,094 at September 30, 2009, which includes 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. carried at $10,002.
     In May, June, and July 2009, we purchased 5,333,526 common shares of Strategic Hotels & Resorts, Inc. for approximately $7,137, excluding commissions. The shares were carried at $13,814 as of September 30, 2009. On July 20, 2009, we reported that we beneficially owned approximately 7.1% of the stock of Strategic Hotels.
     See Note 3 to our condensed consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.
     We and New Valley also hold long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.
New Accounting Pronouncements
     Refer to Note 1. Summary of Significant Accounting Policies to our financial statements for further information on New Accounting Pronouncements.
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
     The law imposes user fees on certain tobacco product manufacturers in order to fund tobacco related FDA activities. User fees will be allocated among tobacco product classes according to a formula set out in the legislation, and then among manufacturers and importers within each class based on market share. Based on the current market shares of Liggett and Vector Tobacco, we estimate the FDA user fees on those two companies combined to be approximately $2,000 for 2009.
     The law also imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). These regulations will significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color and graphics in advertising, limiting the use of outdoor advertising, and restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold through non-face-to-face transactions.
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

     Cigarettes are subject to substantial and increasing federal, state and local excise taxes. Effective April 1, 2009, the federal cigarette excise tax increased from $0.39 to $1.01 per pack. State excise taxes vary considerably and, when combined with sales taxes, local taxes and the federal excise tax, may exceed $4.00 per pack. In 2009, 15 states have enacted increases in excise taxes and several other states are considering, or have pending, legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had, and will continue to have, an adverse effect on sales of cigarettes.
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
     In November 2008, the Federal Trade Commission (“FTC”) rescinded guidance it issued in 1966 that generally permitted statements concerning cigarette “tar” and nicotine yields if they were based on the Cambridge Filter Method, sometimes called the FTC method. In its rescission notice, the FTC also indicated that advertisers should no longer use terms suggesting the FTC’s endorsement or approval of any specific test method, including terms such as “per FTC Method” or other phrases that state or imply FTC endorsement or approval of the Cambridge Filter Method or other machine-based methods for measuring cigarette “tar” or nicotine yields. Also in its rescission notice, the FTC indicated that cigarette descriptors such as “light” and “ultra light” have not been defined by the FTC, nor has the FTC provided any guidance or authorization for their use. The FTC indicated that to the extent descriptors are used in a manner that convey an overall impression that is false, misleading, or unsubstantiated, such use could be actionable. The FTC further indicated that companies must ensure that any continued use of descriptors does not convey an erroneous or unsubstantiated message that a particular cigarette presents a reduced risk of harm or is otherwise likely to mislead consumers. In response to the FTC’s action, we have removed all reference to “tar” and nicotine testing from our point-of-sale advertising. In addition, the new tobacco law imposes a ban — scheduled to take effect next year — on the use of “light”, “mild”, “low” or similar descriptors on tobacco product labels and in labeling or advertising. To the extent descriptors are no longer used to market or promote our cigarettes, this may have a material adverse effect on us.
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
     Further information on risks and uncertainties specific to our business include the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.
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

Reference is made to Note 8., incorporated herein by reference, to our condensed consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which our company, VGR Holding, Liggett, Vector Tobacco, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related material legal proceedings to which Liggett or us is a party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.
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

Except for approximately 3,326,623 shares of our common stock issued as a stock dividend on September 29, 2009 and as discussed in our filing on Form 8-K dated September 1, 2009 related to an additional $85,000,000 principal amount of our 11% Senior Secured Notes, no securities of ours which were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the three months ended September 30, 2009.

Our purchases of our common stock during the three months ended September 30, 2009 were as follows:

				Total Number	Maximum Number
				of Shares	of Shares that
	Total			Purchased as	May Yet Be
	Number of		Average	Part of Publicly	Purchased Under
	Shares		Price Paid	Announced Plans	the Plans
Period	Purchased		per Share	or Programs	or Programs

July 1 to July 31, 2009	—		$—	—	—
August 1 to August 31, 2009	—		—	—	—
September 1 to September 30, 2009	2,120,479	(1)	15.43	—	—

Total	2,120,479		$15.43	—	—

(1)	Delivery of shares to us in payment of exercise price in connection with exercise of an employee stock option for 3,218,998 shares on September 23, 2009. The shares were subsequently cancelled.

Item 6.	Exhibits
4.1	Second Supplemental Indenture, dated as of September 1, 2009, among Vector Group Ltd., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated September 1, 2009).

4.2	Registration Rights Agreement, dated as of September 1, 2009, between Vector Group Ltd., the subsidiary guarantors named therein and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated September 1, 2009).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD. (Registrant)
By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial Officer

Date: November 9, 2009