Form 10-K
period 2009-12-31
VECTOR GROUP LTD
filed 2010-03-01
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2009

VECTOR GROUP LTD.
(Exact name of registrant as specified in its charter)

Delaware	1-5759	65-0949535
(State or other jurisdiction of incorporation incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

100 S.E. Second Street, Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

(305) 579-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☑ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐ Yes  ☑ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☐ Yes  ☑ No

The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2009 was approximately $610 million.

At March 1, 2010, Vector Group Ltd. had 71,262,684 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

VECTOR GROUP LTD.
FORM 10-K

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	28
Item 3.	Legal Proceedings	29
Item 4.	Reserved	29

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; Executive Officers of the Registrant	30
Item 6.	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 8.	Financial Statements and Supplementary Data	61
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	61
Item 9A.	Controls and Procedures	61
Item 9B.	Other Information	61

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	62
Item 11.	Executive Compensation	62
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	62
Item 13.	Certain Relationships and Related Transactions, and Director Independence	62
Item 14.	Principal Accounting Fees and Services	62

PART IV
Item 15.	Exhibits and Financial Statement Schedules	62
SIGNATURES		67
EX-10.19
EX-10.20
EX-10.22
EX-10.23
EX-21
EX-23.1
EX-23.2
EX-23.3
EX-23.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-99.3
EX-99.4

PART I

ITEM 1.	BUSINESS

Overview

Vector Group Ltd., a Delaware corporation, is a holding company and is principally engaged in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC and Vector Tobacco Inc. subsidiaries,

•	research relating to reduced risk cigarette products through our Vector Tobacco Inc. subsidiary, and

•	the real estate business through our New Valley LLC subsidiary, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.

Financial information relating to our business segments can be found in Note 18 to our consolidated financial statements. For the purposes of this discussion and segment reporting in this report, references to the Liggett segment encompass the manufacture and sale of conventional cigarettes by Liggett and Vector Tobacco. References to the Vector Tobacco segment include research relating to reduced risk cigarette products, as well as until 2009 the marketing of the low nicotine and nicotine-free cigarette products and, for these purposes, exclude Vector Tobacco’s conventional cigarette products.

Strategy

Our strategy is to maximize stockholder value by increasing the profitability of our subsidiaries in the following ways:

Liggett

•	Capitalize upon Liggett’s cost advantage in the U.S. cigarette market due to the favorable treatment that it receives under the Master Settlement Agreement,

•	Focus marketing and selling efforts on the discount segment, continue to build volume and margin in core discount brands (LIGGETT SELECT, GRAND PRIX, EVE and PYRAMID) and utilize core brand equity to selectively build distribution,

•	Continue product development to provide the best quality products relative to other discount products in the marketplace,

•	Increase efficiency by developing and adopting an organizational structure to maximize profit potential,

•	Selectively expand the portfolio of private and control label partner brands utilizing a pricing strategy that offers long-term list price stability for customers,

•	Identify, develop and launch relevant new cigarette brands and other tobacco products to the market in the future, and

•	Pursue strategic acquisitions of smaller tobacco manufacturers.

Vector Tobacco

•	Continue to conduct appropriate research relating to the development of cigarettes that materially reduce risk to smokers.

New Valley

•	Continue to grow Douglas Elliman Realty operations by utilizing its strong brand name recognition and pursuing strategic and financial opportunities,

•	Continue to leverage our expertise as direct investors by actively pursuing real estate investments in the United States and abroad which we believe will generate above-market returns,

•	Acquire operating companies through mergers, asset purchases, stock acquisitions or other means, and

•	Invest New Valley’s excess funds opportunistically in situations that we believe can maximize stockholder value.

Liggett Group LLC

General.  Liggett is the operating successor to Liggett & Myers Tobacco Company, which was founded in 1873. Liggett is currently the fifth-largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett’s manufacturing facilities are located in Mebane, North Carolina. At the present time, Liggett has no foreign operations.

Liggett manufactures and sells cigarettes in the United States. According to data from Management Science Associates, Inc., Liggett’s domestic shipments of approximately 8.6 billion cigarettes during 2009 accounted for 2.7% of the total cigarettes shipped in the United States during such year. Liggett’s market share increased 0.2% in 2009 from 2.5% in 2008 and 2007. Historically, Liggett produced premium cigarettes as well as discount cigarettes (which include among others, control label, private label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. In recent years, the discounting of premium cigarettes has become far more significant in the marketplace. This has led to some brands that were traditionally considered premium brands becoming more appropriately categorized as branded discount, following list price reductions. Liggett’s EVE brand falls into that category. All of Liggett’s unit sales volume in 2009, 2008 and 2007 were in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for more than a decade.

Liggett produces cigarettes in approximately 160 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	LIGGETT SELECT — a leading brand in the deep discount category,

•	GRAND PRIX — re-launched as a national brand in 2005,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category,

•	PYRAMID — the industry’s first deep discount product with a brand identity relaunched in the second quarter of 2009, and

•	USA and various Partner Brands and private label brands.

In 1980, Liggett was the first major domestic cigarette manufacturer to successfully introduce discount cigarettes as an alternative to premium cigarettes. In 1989, Liggett established a new price point within the discount market segment by introducing PYRAMID, a branded discount product which, at that time, sold for less than most other discount cigarettes. In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT, which was the largest seller in Liggett’s family of brands in 2007, comprised 32.9% in 2007, 30.1% in 2008 and 21.5% in 2009 of Liggett’s unit volume. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX was marketed as the “lowest price fighter” to specifically compete with brands which are priced at the lowest level of the deep discount segment. GRAND PRIX, which represented 32.6% in 2008 and 27.9% in 2009 of Liggett’s unit volume is now the largest seller in Liggett’s family of brands. In April 2009, Liggett repositioned PYRAMID as a box-only brand in specific markets with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. Pyramid represented 0.6% in 2008 and 14.6% in 2009 of Liggett’s unit volume. According to the data of Management Science Associates, Liggett held a share of approximately 9.2% of the overall discount market segment for 2009 compared to 9.2% for 2008 and 9.3% for 2007.

Liggett Vector Brands has an agreement with Circle K Stores, Inc., which operates more than 3,000 convenience stores in the United States under the Circle K and Mac’s names, to supply MONTEGO, a deep discount brand, exclusively for the Circle K and Mac’s stores. The MONTEGO brand was the first to be offered under Liggett Vector Brands’ “Partner Brands” program which offers customers quality product with long-term price stability. Liggett Vector Brands also has an agreement with Sunoco Inc., which operates approximately 675 Sunoco APlus branded convenience stores in the United States, to manufacture SILVER EAGLE. SILVER EAGLE, a deep discount brand, is exclusive to Sunoco and was the second brand to be offered under Liggett Vector Brands’ “Partner Brands” program. Liggett Vector Brands also manufactures BRONSON cigarettes as part of a multi-year “Partner Brands” agreement with QuikTrip, a convenience store chain with more than 500 stores headquartered in Tulsa, Oklahoma.

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

Business Strategy.  Liggett’s business strategy is to capitalize upon its cost advantage in the United States cigarette market due to the favorable treatment Liggett receives under its settlement agreements with the states and the Master Settlement Agreement. Liggett’s long-term business strategy is to continue to focus its marketing and selling efforts on the discount segment of the market, to continue to build volume and margin in its core discount brands (LIGGETT SELECT, GRAND PRIX, PYRAMID and EVE) and to utilize its core brand equity to selectively build distribution. Liggett intends to continue its product development to provide the best quality products relative to other discount products in the market place. Liggett will continue to seek to increase efficiency by developing and adapting its organizational structure to maximize profit potential. Liggett intends to expand the portfolio of its private and control label and “Partner Brands” utilizing a pricing strategy that offers long-term list price stability for customers. In addition, Liggett may bring niche-driven brands to the market in the future.

Sales, Marketing and Distribution.  Liggett’s products are distributed from a central distribution center in Mebane, North Carolina to 17 public warehouses located throughout the United States. These warehouses serve as local distribution centers for Liggett’s customers. Liggett’s products are transported from the central distribution center to the public warehouses by third-party trucking companies to meet pre-existing contractual obligations to its customers.

Liggett’s customers are primarily tobacco and candy distributors, the military, warehouse club chains, and large grocery, drug and convenience store chains. Liggett offers its customers prompt payment discounts, traditional rebates and promotional incentives. Customers typically pay for purchased goods within two weeks following delivery from Liggett, and approximately 90% of customers pay more rapidly through electronic funds transfer arrangements. No single customer exceeded 10% of Liggett’s revenues in 2009, 2008 or 2007.

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

Manufacturing.  Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products may vary between premium and discount products. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett’s cigarettes, have historically been 30% to 35% less expensive than comparable domestic tobaccos. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 2009, virtually all of Liggett’s commitments were for the purchase of foreign tobacco.

Liggett’s cigarette manufacturing facility was designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market a wide variety of cigarette brand styles. Liggett produces cigarettes in approximately 160 different brand styles as well as private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores.

Liggett’s facility currently produces approximately 8.9 billion cigarettes per year, but maintains the capacity to produce approximately 14.0 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce its cigarettes at Liggett’s manufacturing facility in Mebane.

While Liggett pursues product development, its total expenditures for research and development on new products have not been financially material over the past three years.

Competition.  Liggett’s competition is now divided into two segments. The first segment is made up of the three largest manufacturers of cigarettes in the United States: Philip Morris USA Inc., Reynolds American Inc. and Lorillard Tobacco Company as well as the fourth largest, Commonwealth Brands, Inc. (acquired by Imperial Tobacco PLC in 2007). The three largest manufacturers, while primarily premium cigarette based companies, also produce and sell discount cigarettes.

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

Many smaller manufacturers and importers that are not parties to the Master Settlement Agreement have in recent years been impacted by the statutes enacted pursuant to the Master Settlement Agreement and have begun to see a resultant decrease in volume after years of growth. Liggett’s management believes, while these companies still have significant market share through competitive discounting in this segment, they are losing their cost advantage as their payment obligations under these statutes increase.

In the cigarette business, Liggett competes on a dual front. The three major manufacturers compete among themselves for premium brand market share advertising and promotional activities, and trade rebates and incentives and compete with Liggett and others for discount market share, on the basis of brand loyalty. These three competitors have substantially greater financial resources than Liggett, and most of their brands have greater sales and consumer recognition than Liggett’s products. Liggett’s discount brands must also compete in the marketplace with the smaller manufacturers’ and importers’ deep discount brands.

According to Management Science Associates’ data, the unit sales of Philip Morris, Reynolds American and Lorillard accounted in the aggregate for approximately 84.3% of the domestic cigarette market in 2009. Liggett’s domestic shipments of approximately 8.6 billion cigarettes during 2009 accounted for 2.7% of the approximately 316 billion cigarettes shipped in the United States, compared to 8.6 billion cigarettes in 2008 (2.5%) and 9.0 billion cigarettes (2.5%) during 2007.

Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 8.6% (approximately 30 billion units) in 2009. Liggett’s management believes that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years.

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

Philip Morris and Reynolds American dominate the domestic cigarette market with a combined market share of approximately 73% at December 31, 2009. This concentration of United States market share makes it more difficult for Liggett to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on its sales volume, operating income and cash flows.

The Medallion Company, Inc.  We acquired Medallion, a discount cigarette manufacturer selling product in the deep discount category, primarily under the USA brand name, in April 2002. Vector Tobacco merged into Medallion and changed its name to Vector Tobacco Inc. As a result of the acquisition of Medallion, a participating manufacturer under the Master Settlement Agreement, Vector Tobacco has an exemption where it has no payment obligations under the Master Settlement Agreement unless its market share exceeds approximately 0.28% of total cigarettes sold in the United States (approximately 900 million cigarettes in 2009). In connection with the acquisition of Medallion, we recorded an intangible asset of $107.5 million related to the exemption under the Master Settlement Agreement because we believe Vector Tobacco will continue to realize the benefit of the exemption for the foreseeable future. Because the Master Settlement Agreement states that payments will continue in perpetuity, the intangible asset is not amortized.

For purposes of this discussion and segment reporting in this report, references to the Liggett segment encompass the manufacture and sale of conventional cigarettes produced by Vector Tobacco.

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

On May 24, 1999, Trademarks borrowed $134.9 million from a lending institution. The loan was guaranteed by Eve and was collateralized by a pledge by Trademarks of the three brands and Trademarks’ interest in the trademark license agreement (discussed below) and by a pledge by Eve of its Class B interest. In connection with the closing of the Class A option, Trademarks distributed the loan proceeds to Eve as the holder of the Class B interest. The cash exercise price of the Class B option and Trademarks’ redemption price were reduced by the amount distributed to Eve. Upon Philip Morris’ exercise of the Class B option or Trademarks’ exercise of its redemption right, Philip Morris and Trademarks released Eve from its guaranty. The Class B interest was entitled to a guaranteed payment of $0.5 million each year with the Class A interest allocated all remaining income or loss of Trademarks.

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

Upon the closing of the exercise of the Class A option and the distribution of the loan proceeds on May 24, 1999, Philip Morris obtained control of Trademarks, and we recognized a pre-tax gain of $294.1 million in our consolidated financial statements and established a deferred tax liability relating to the gain, which had been fully utilized in 2009. As discussed in Note 10 to our consolidated financial statements, in July 2006, we entered into a settlement agreement with the Internal Revenue Service with respect to taxes allegedly owed on account of the Philip Morris brand transaction.

Vector Tobacco Inc.

Vector Tobacco, a wholly-owned subsidiary of VGR Holding, is engaged in research relating to reduced risk cigarette products and until 2009 in the manufacture and sale of low nicotine and nicotine free cigarette products in the United States.

QUEST.  In January 2003, Vector Tobacco introduced QUEST, its brand of low nicotine and nicotine-free cigarette products. The manufacture and sale of QUEST brand cigarettes was discontinued in 2009.

Expenditures by Vector Tobacco for research and development activities were $1.6 million in 2009, $3.0 million in 2008, and $4.2 million in 2007.

Manufacturing and Marketing.  Liggett manufactures most of Vector Tobacco’s cigarette brands under contract at its Mebane, North Carolina manufacturing facility.

Competition.  Vector Tobacco’s competitors generally have substantially greater resources than it, including financial, marketing and personnel resources. Other major tobacco companies have stated that they are working on reduced risk cigarette products and have made publicly available at this time only limited additional information concerning their activities. Philip Morris has announced that it is developing products that potentially reduce smokers’ exposure to harmful compounds in cigarette smoke and have been pursuing patents for its technology. RJR Tobacco has disclosed that a primary focus for its research and development activity is the development of potentially reduced exposure products, which may ultimately be recognized as products that present reduced risks to health. RJR Tobacco has stated that it continues to sell in limited distribution throughout the country a brand of cigarettes that primarily heats rather than burns tobacco, which it claims reduces the toxicity of its smoke. There is a substantial likelihood that other companies will continue to introduce new products that would compete directly with any reduced risk products that Vector Tobacco may develop.

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

Risks.  Vector Tobacco’s new product initiatives are subject to substantial risks, uncertainties and contingencies which include, without limitation, the challenges inherent in new product development initiatives, potential disputes concerning Vector Tobacco’s intellectual property, intellectual property of third parties, potential extensive government regulation or prohibition, competition from companies with greater resources. See Item 1A. “Risk Factors”.

Legislation, Regulation and Litigation

In the United States, tobacco products are subject to substantial and increasing legislation, regulation and taxation, which has a negative effect on revenue and profitability. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations — Legislation and Regulation”.

The cigarette industry continues to be challenged on numerous fronts. The industry is facing increased pressure from anti-smoking groups and continued smoking and health litigation, including private class action litigation and health care cost recovery actions brought by governmental entities and other third parties, the effects of which, at this time, we are unable to evaluate. As of December 31, 2009, there were approximately 7,200 individual suits, seven purported class actions or actions where class certification has been sought and four health care cost recovery actions pending in the United States in which Liggett was a named defendant. See Item 3. “Legal Proceedings” and Note 12 to our consolidated financial statements, which contain a description of litigation.

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

The Master Settlement Agreement and Other State Settlement Agreements

In March 1996, March 1997 and March 1998, Liggett entered into settlements of tobacco-related litigation with 46 states and territories. The settlements released Liggett from all tobacco-related claims within those states and territories, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.

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

Liggett has no payment obligations under the Master Settlement Agreement except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the Master Settlement Agreement, except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.5% of the total cigarettes shipped in the United States during 2007, 2.5% during 2008, and 2.7% during 2009. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, would pay on each excess unit an amount equal (on a per-unit basis) to that due by the OPMs for that year. Liggett and Vector Tobacco paid approximately $36.0 million for their 2007 Master Settlement Agreement obligation. Liggett and Vector Tobacco paid approximately $42.8 million for their 2008 Master Settlement Agreement obligation. Liggett and Vector Tobacco paid approximately $45.5 million for their 2009 Master Settlement obligation. Additional amounts may be due for 2009 but will not be determined by the Independent Auditor until April 2010.

Under the payment provisions of the Master Settlement Agreement, the Participating Manufacturers are required to pay a base amount of $9.0 billion in 2010 and each year thereafter (subject to applicable adjustments, offsets and reductions). These annual payments are allocated based on unit volume of domestic cigarette shipments. The payment obligations under the Master Settlement Agreement are the several, and not joint, obligations of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.

Liggett may have additional payment obligations under the Master Settlement Agreement and its other settlement agreements with the states. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Recent Developments — Tobacco Settlement Agreements” and Note 12 to our consolidated financial statements.

New Valley LLC

New Valley LLC, a Delaware limited liability company, is engaged in the real estate business and is seeking to acquire additional real estate properties and operating companies. New Valley owns a 50% interest in Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York City metropolitan area. New Valley also holds, through its New Valley Realty Division, certain other significant real estate related investments.

In December 2005, we completed an exchange offer and subsequent short-form merger whereby we acquired the remaining 42.3% of the common shares of New Valley Corporation that we did not already own. As a result of these transactions, New Valley Corporation became our wholly-owned subsidiary and approximately 6.1 million shares of our common stock were issued to the New Valley Corporation shareholders in the transactions. The surviving corporation in the short-form merger was subsequently merged into a new Delaware limited liability company named New Valley LLC, which conducts the business of the former New Valley Corporation. Prior to these transactions, New Valley Corporation was registered under the Securities Exchange Act of 1934 and filed periodic reports and other information with the SEC.

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

Douglas Elliman Realty, LLC

During 2000 and 2001, New Valley acquired for approximately $1.7 million a 37.2% ownership interest in B&H Associates of NY, which currently conducts business as Prudential Douglas Elliman Real Estate and was formerly known as Prudential Long Island Realty, a residential real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company, Preferred Empire Mortgage Company. In December 2002, New Valley and the other owners of Prudential Douglas Elliman Real Estate contributed their interests in Prudential Douglas Elliman Real Estate to Douglas Elliman Realty, LLC, formerly known as Montauk Battery Realty, LLC, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty as a result of an additional investment of approximately $1.4 million by New Valley and the redemption by Prudential Douglas Elliman Real Estate of various ownership interests. As part of the transaction, Prudential Douglas Elliman Real Estate renewed its franchise agreement with The Prudential Real Estate Affiliates, Inc. for an additional ten-year term. In October 2004, upon receipt of required regulatory approvals, the former owners of Douglas Elliman Realty contributed to Douglas Elliman Realty their interests in the related mortgage company.

In March 2003, Douglas Elliman Realty purchased the New York City-based residential brokerage firm, Douglas Elliman, LLC, formerly known as Insignia Douglas Elliman, and an affiliated property management company, for $71.25 million. With that acquisition, the combination of Prudential Douglas Elliman Real Estate with Douglas Elliman created the largest residential brokerage company in the New York metropolitan area. Upon closing of the acquisition, Douglas Elliman entered into a ten-year franchise agreement with The Prudential Real Estate Affiliates, Inc. New Valley invested an additional $9.5 million in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which had a principal amount of $9.5 million, bears interest at 12% per annum and was originally due in March 2013. Approximately $2.5 million of principal amount of the subordinated debt remained outstanding at December 31, 2009, and the balance is scheduled to be repaid in 2010. As part of the Douglas Elliman acquisition, Douglas Elliman Realty acquired Douglas Elliman’s affiliate, Residential Management Group LLC, which conducts business as Douglas Elliman Property Management and is the New York metropolitan area’s largest manager of rental, co-op and condominium housing.

We account for our interest in Douglas Elliman Realty under the equity method. We recorded income of $11.4 million in 2009, $11.8 million in 2008, and $20.3 million in 2007 associated with Douglas Elliman Realty. Equity income from Douglas Elliman Realty includes interest earned by New Valley on the subordinated debt, purchase accounting adjustments and management fees.

Douglas Elliman Realty has been negatively impacted by the current downturn in the residential real estate market. The residential real estate market is cyclical and is affected by changes in the general economic conditions that are beyond the control of Douglas Elliman Realty. The U.S. residential real estate market, including the market in the New York metropolitan area where Douglas Elliman operates, is currently in a significant downturn due to various factors including downward pressure on housing prices, credit constraints inhibiting new buyers and an exceptionally large inventory of unsold homes at the same time that sales volumes are decreasing. The New York metropolitan area market is further impacted by the significant downturn in the financial services industry. The depth and length of the current downturn in the real estate industry has proved exceedingly difficult to predict. We cannot predict whether the downturn will worsen or when the market and related economic forces will return the U.S. residential real estate industry to a growth period.

Real Estate Brokerage Business.  Douglas Elliman Realty is engaged in the real estate brokerage business through its two subsidiaries which conduct business as Prudential Douglas Elliman Real Estate. The two brokerage companies have 59 offices with approximately 3,700 real estate agents in the metropolitan New York area. The companies achieved combined sales of approximately $8.6 billion of real estate in 2009, approximately $11.6 billion of real estate in 2008, and approximately $13.9 billion of real estate in 2007. Douglas Elliman Realty was ranked as the fourth largest residential brokerage company in the United States in 2008 based on closed sales volume by the Real Trends broker survey. Douglas Elliman Realty had revenues of $283.9 million in 2009, $352.7 million in 2008, and $405.6 million in 2007.

The New York City brokerage operation, formerly known as Douglas Elliman, was founded in 1911 and has grown to be one of Manhattan’s leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has 14 New York City offices, with approximately 1,950 real estate agents, and had sales volume of approximately $5.3 billion of real estate in 2009, approximately $8.1 billion of real estate in 2008, and approximately $9.6 billion of real estate in 2007.

The Long Island brokerage operation, formerly known as Prudential Long Island Realty, is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island with 45 offices and approximately 1,750 real estate agents. During 2009, the Long Island brokerage operation closed approximately 6,200 transactions, representing sales volume of approximately $3.3 billion of real estate. This compared to approximately 5,900 transactions closed in 2008, representing approximately $3.5 billion of real estate, and approximately 6,600 transactions closed in 2007, representing approximately $4.3 billion of real estate. Prudential Douglas Elliman Real Estate serves approximately 250 communities from Manhattan to Montauk.

Prudential Douglas Elliman Real Estate acts as a broker in residential real estate transactions. In performing these services, the company has historically represented the seller, either as the listing broker, or as a co-broker in the sale. In acting as a broker for the seller, their services include assisting the seller in pricing the property and preparing it for sale, advertising the property, showing the property to prospective buyers, and assisting the seller in negotiating the terms of the sale and in closing the transaction. In exchange for these services, the seller pays to the company a commission, which is generally a fixed percentage of the sales price. In a co-brokered arrangement, the listing broker typically splits its commission with the other co-broker involved in the transaction. The company also offers buyer brokerage services. When acting as a broker for the buyer, its services include assisting the buyer in locating properties that meet the buyer’s personal and financial specifications, showing the buyer properties, and assisting the buyer in negotiating the terms of the purchase and closing the transaction. In exchange for these services a commission is paid to the company which also is generally a fixed percentage of the purchase price and is usually, with the consent of the listing broker, deducted from, and payable out of, the commission payable to the listing broker. With the consent of a buyer and seller, subject to certain conditions, the company may, in certain circumstances, act as a selling broker and as a buying broker in the same transaction. The company’s sales and marketing services are provided by licensed real estate sales associates, sales persons or associate brokers who have entered into independent contractor agreements with the company. The company recognizes revenue and commission expenses upon the consummation of the real estate sale.

Prudential Douglas Elliman Real Estate also offers relocation services to employers, which provide a variety of specialized services primarily concerned with facilitating the resettlement of transferred employees. These services include sales and marketing of transferees’ existing homes for their corporate employer, assistance in finding new homes, moving services, educational and school placement counseling, customized videos, property marketing assistance, rental assistance, area tours, international relocation, group move services, marketing and management of foreclosed properties, career counseling, spouse/partner employment assistance, and financial services. Clients can select these programs and services on a fee basis according to their needs.

As part of the brokerage company’s franchise agreement with Prudential, it has an agreement with Prudential Relocation Services, Inc. to provide relocation services to the Prudential network. The company anticipates that participation in the Prudential network will continue to provide new relocation opportunities with firms on a national level.

In 2009, Douglas Elliman Realty, through a subsidiary, entered into a joint venture with Wells Fargo Ventures, LLC to create DE Capital Mortgage LLC to carry on the business of residential mortgage lending, as a mortgage broker. DE Capital Mortgage replaces the business of Preferred Empire Mortage Company, which was a mortgage broker, wholly-owned by Douglas Elliman Realty. DE Capital primarily originates loans for purchases of properties located on Long Island and in New York City. Approximately one-half of these loans are for home sales transactions in which Prudential Douglas Elliman Real Estate acts as a broker. The term “origination” refers generally to the process of arranging mortgage financing for the purchase of property directly to the purchaser or for refinancing an existing mortgage. DE Capital’s revenues are generated from loan origination fees, which are generally a percentage of the original principal amount of the loan and are commonly referred to as “points”, and application and other fees paid by the borrowers. DE Capital recognizes mortgage origination revenues and costs when the mortgage loan is consummated.

Marketing.  As members of The Prudential Real Estate Affiliates, Inc., Prudential Douglas Elliman Real Estate offer real estate sales and marketing and relocation services, which are marketed by a multimedia program. This program includes direct mail, newspaper, internet, catalog, radio and television advertising and is conducted throughout Manhattan and Long Island. In addition, the integrated nature of the real estate brokerage companies services is designed to produce a flow of customers between their real estate sales and marketing business and their mortgage business.

Competition.  The real estate brokerage business is highly competitive. However, Prudential Douglas Elliman Real Estate believes that its ability to offer their customers a range of inter-related services and its level of residential real estate sales and marketing help position them to meet the competition and improve their market share.

In the brokerage company’s traditional business of residential real estate sales and marketing, it competes primarily with multi-office independent real estate organizations and, to some extent, with franchise real estate organizations, such as Century-21, ERA, RE/MAX and Coldwell Banker. The company believes that its major competitors in 2010 will also increasingly include multi-office real estate organizations, such as GMAC Home Services, NRT Inc. (whose affiliates include the New York City-based Corcoran Group) and other privately owned companies. Residential brokerage firms compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, recently to a greater degree, price.

The company’s relocation business is fully integrated with its residential real estate sales and marketing business. Accordingly, its major competitors are many of the same real estate organizations previously noted. Competition in the relocation business is likewise based primarily on level of service, reputation, personal contact and, recently to a greater degree, price.

In its mortgage loan origination business, DE Capital competes with other mortgage originators, such as mortgage brokers, mortgage bankers, state and national banks, and thrift institutions. As a mortgage broker, DE Capital funds and sells mortgage loans through Wells Fargo, its joint venture partner.

Government Regulation.  Several facets of real estate brokerage businesses are subject to government regulation. For example, their real estate sales and marketing divisions are licensed as real estate brokers in the states in which they conduct their real estate brokerage businesses. In addition, their real estate sales associates must be licensed as real estate brokers or salespersons in the states in which they do business. Future expansion of the real estate brokerage operations of Prudential Douglas Elliman Real Estate into new geographic markets may subject it to similar licensing requirements in other states.

A number of states and localities have adopted laws and regulations imposing environmental controls, disclosure rules, zoning and other land use restrictions, which can materially impact the marketability of certain real estate. However, Prudential Douglas Elliman Real Estate does not believe that compliance with environmental, zoning and land use laws and regulations has had, or will have, a materially adverse effect on its financial condition or operations.

In DE Capital’s mortgage business, mortgage loan origination and funding activities are subject to the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. As an affiliate of Wells Fargo Ventures, a wholly-owned subsidiary of Wells Fargo Bank, N.A., DE Capital is not subject to regulation by state banking departments, but rather by the Federal Office of Currency Control. Wells Fargo Ventures is the nation’s leading alliance lender, maintaining long-standing relationships with top real estate companies, builders and financial services institutions across the United States.

Prudential Douglas Elliman Real Estate is not aware of any material licensing or other government regulatory requirements governing its relocation business, except to the extent that such business also involves the rendering of real estate brokerage services, the licensing and regulation of which are described above.

Franchises and Trade Names.  In December 2002, Prudential Long Island Realty renewed for an additional ten-year term its franchise agreement with The Prudential Real Estate Affiliates, Inc. and has an exclusive franchise, subject to various exceptions and to meeting annual revenue thresholds, in New York for the counties of Nassau and Suffolk on Long Island. In addition, in June 2004, Prudential Long Island Realty was granted an exclusive franchise, subject to various exceptions and to meeting annual revenue thresholds, with respect to the boroughs of Brooklyn and Queens. In March 2003, Douglas Elliman entered into a ten-year franchise agreement with The Prudential Real Estate Affiliates, Inc. and has an exclusive franchise, subject to various exceptions and to meeting annual revenue thresholds, for Manhattan.

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

The “Prudential” name and the tagline “From Manhattan to Montauk” are used extensively in the Prudential Douglas Elliman Real Estate business. In addition, Prudential Douglas Elliman Real Estate continues to use the trade names of certain companies that it has acquired.

Residential Property Management Business.  Douglas Elliman Realty is also engaged in the management of cooperatives, condominiums and apartments though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management and is the leading manager of apartments, cooperatives and condominiums in the New York metropolitan area according to a survey in the September 2009 issue of The Real Deal. Residential Management Group provides full service third-party fee management for approximately 250 properties, representing approximately 45,000 units in New York City, Nassau County, Northern New Jersey and Westchester County. In January 2010, Residential Management Group acquired the assets of Bellmarc Property Management, a company which manages approximately 50 buildings in Manhattan with approximately 5,000 units. Accordingly, Residential Management Group now manages approximately 300 properties with approximately 50,000 units. Residential Management Group is seeking to continue to expand its property management business in the greater metropolitan New York area in 2010. Among the notable properties currently managed are the Dakota, Museum Tower, Worldwide Plaza, London Terrace and West Village Houses buildings in New York City. Residential Management Group employs approximately 235 people, of whom approximately 150 work at Residential Management Group’s headquarters and the remainder at remote offices in the New York metropolitan area.

New Valley Realty Division

St. Regis Hotel, Washington, D.C.  In June 2005, affiliates of New Valley and Brickman Associates formed 16th & K Holdings LLC (“Hotel LLC”), which acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C., for $47 million in August 2005. New Valley, which holds a 50% interest in Hotel LLC, invested $12.125 million in the project as of December 31, 2009. We account for our interest in Hotel LLC under the equity method.

In March 2008, Hotel LLC closed on the sale of 90% of the St. Regis Hotel and agreed to sell certain tax credits associated with the hotel. In addition to retaining a 3% interest, net of incentives, in the St. Regis Hotel, New Valley received $16.4 million upon the sale of the hotel. In December 2009, New Valley received $2.1 million in connection with the sale of the tax credits. New Valley anticipates receiving an additional $2.7 million in various installments between 2010 and 2012.

We recorded equity losses of $3.8 million and $2.3 million for the years ended December 31, 2008 and 2007, respectively, associated with Hotel LLC. We also recorded equity income of $2.1 million in 2009 and $16.4 million in 2008 in connection with the gain from the sale of the St. Regis because the amount received from Hotel LLC exceeded our basis in the investment and we have no legal obligation to make additional investments in Hotel LLC.

Escena.  In March 2008, a subsidiary of New Valley purchased a loan collateralized by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena.” The loan, which was in foreclosure, was purchased for its $20 million face value plus accrued interest and other costs of approximately $1.45 million. The collateral consisted of 867 residential lots with site and public infrastructure and an 18-hole golf course with a substantially completed clubhouse, and a seven-acre site approved for a 450-room hotel.

In April 2009, New Valley’s subsidiary entered into a settlement agreement with a guarantor of the loan, which requires the guarantor to satisfy its obligations under a completion guaranty by completing improvements to the project in settlement, among other things, of its payment guarantees. In addition, the guarantor agreed to pay approximately $250,000 in legal fees and $1 million of delinquent taxes and penalties and post a letter of credit to secure its construction obligations.

In April 2009, New Valley completed the foreclosure process and took title to the property. We reclassified the loan from “Mortgage receivable” at March 31, 2009 to “Investment in real estate” at June 30, 2009 on our consolidated balance sheet. It was carried at $12.2 million as of December 31, 2009.

Aberdeen Townhomes LLC.  In June 2008, a subsidiary of New Valley purchased a preferred equity interest in Aberdeen Townhomes LLC (“Aberdeen”) for $10 million. Aberdeen acquired five townhome residences located in Manhattan, New York, which it was in the process of rehabilitating and selling. In the event that Aberdeen makes distributions of cash, New Valley is entitled to a priority preferred return of 15% per annum until it has recovered its invested capital. New Valley is entitled to 25% of subsequent cash distributions of profits until it has achieved an annual 18% internal rate of return (“IRR”). New Valley is then entitled to 20% of subsequent cash distributions of profits until it has achieved an annual 23% IRR. After New Valley has achieved an annual 23% IRR, it is then entitled to 10% of any remaining cash distributions of profits.

One of these townhomes was sold in September 2009 and the mortgage was retired. Mortgages on the four remaining Aberdeen townhomes with a balance of approximately $31.9 million as of December 31, 2009 matured during 2009. These mortgages had not been refinanced or paid and were in default as of December 31, 2009. In January 2010, another of the townhomes was sold and the mortgage of approximately $4.55 million was retired. In connection with the 2010 sale, we received a preferred return distribution of approximately $1.0 million. Aberdeen is currently in discussions with the lender on the remaining three mortgages, which remain in default, although there are no assurances that an agreement will be reached.

In February 2009, the managing member of Aberdeen Townhomes resigned, and a subsidiary of New Valley became the new managing member as of March 1, 2009.

Aberdeen is a variable interest entity; however even as the managing member, we are not the primary beneficiary as other parties to the investment would absorb a majority of the variable interest entity’s losses under the current arrangement. New Valley’s investment in Aberdeen is being accounted for under the cost method and was carried at $1.2 million on our consolidated balance sheet at December 31, 2009 as a component of “Investments in non-consolidated real estate businesses.”

New Valley Oaktree Chelsea Eleven, LLC.  In September 2008, a subsidiary of New Valley (“New Valley Chelsea”) purchased for $12 million a 40% interest in New Valley Oaktree Chelsea Eleven, LLC, which lent $29 million and contributed $1 million in capital to Chelsea Eleven LLC, which is developing a condominium project in Manhattan, New York. The development consists of 54 luxury residential units and one commercial unit. A temporary certificate of occupancy was obtained in October 2009 and, as of March 1, 2010, sales of eight units have closed. The loan from New Valley Oaktree is subordinate to a $110 million construction loan and a $24 million mezzanine loan plus accrued interest. The loan from New Valley Oaktree bears interest at 60.25% per annum, compounded monthly, with $3.75 million initially being held in an interest reserve, from which five monthly payments of $300,000 were paid to New Valley.

New Valley’s investment in New Valley Oaktree is being accounted for under the equity method and was carried at $12.2 million on our consolidated balance sheet at December 31, 2009 as a component of “Investments in non-consolidated real estate businesses.”

Former Broker-Dealer Operations

New Valley owned, as of December 31, 2009, 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. (NYSE Amex: LTS), which represents approximately 8.3% of the LTS shares. LTS is the parent of New Valley’s former subsidiary, Ladenburg Thalmann & Co. Inc., which has been a member of the New York Stock Exchange since 1879. LTS is registered under the Securities Act of 1934 and files periodic reports and other information with the SEC.

Four of our directors, Howard M. Lorber, Henry C. Beinstein, Robert J. Eide and Jeffrey S. Podell, also serve as directors of LTS. Mr. Lorber also serves as Vice Chairman of LTS. Richard J. Lampen, who along with Mr. Lorber is an executive officer of ours, also serves as a director of LTS and has served as the President and Chief Executive Officer of LTS since September 2006. In September 2006, we entered into an agreement with LTS where we agreed to make available the services of Mr. Lampen as well as other financial and accounting services. LTS paid us $600,000 for 2009, $500,000 for 2008 and $400,000 for 2007 related to the agreement and pays us at a rate of $600,000 per year in 2010. These amounts are recorded as a reduction to our operating, selling, administrative and general expenses. For 2009, 2008 and 2007, LTS paid compensation of $0, $150,000 and $600,000, respectively, to each of Mr. Lorber and Mr. Lampen in connection with their services. See Note 14 to our consolidated financial statements.

Other Investments

Castle Brands.  In October 2008, we acquired for $4 million an approximate 11% interest in Castle Brands Inc. (NYSE Amex:ROX), a publicly traded developer and importer of premium branded spirits. Mr. Lampen is serving as the interim President, Chief Executive Officer and a director of Castle. In October 2008, we entered into an agreement with Castle where we agreed to make available the services of Mr. Lampen as well as other financial and accounting services. We recognized management fees from Castle of $100,000 for 2009 and $22,011 for 2008 under the agreement and Castle has agreed to pay us $100,000 in 2010. In December 2009, we were part of a consortium, which included Dr. Phillip Frost, who is a beneficial owner of approximately 11.7% of the our common stock, and Mr. Lampen, that agreed to provide a line of credit to Castle. The three-year line was for a maximum amount of $2.5 million, bears interest at a rate of 11% per annum on amounts borrowed, pays a 1% annual commitment fee and is collateralized by Castle’s receivables and inventory. Our commitment under the line is $900,000; no amounts were outstanding under the credit line as of December 31, 2009.

Long-Term Investments.  As of December 31, 2009, long-term investments consisted primarily of investments in investment partnerships of $50.3 million. New Valley has committed to make an additional investment in one of these investment partnerships of up to $61,000. In the future, we may invest in other investments including limited partnerships, real estate investments, equity securities, debt securities and certificates of deposit depending on risk factors and potential rates of return.

Employees

At December 31, 2009, we had approximately 435 employees, of which approximately 250 were employed at Liggett’s Mebane facility, approximately two were employed at Vector Tobacco’s research facility and approximately 165 were employed in sales and administrative functions at Liggett Vector Brands. Approximately 43% of our employees are hourly employees, who are represented by unions. We have not experienced any significant work stoppages since 1977, and we believe that relations with our employees and their unions are satisfactory.

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

We have significant liquidity commitments

During 2010, we have certain liquidity commitments that could require the use of our existing cash resources. As of December 31, 2009, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months included the following:

•	cash interest expense of approximately $63.8 million,

•	dividends on our outstanding common shares (currently at an annual rate of approximately $115 million), and

•	other corporate expenses and taxes.

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

We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2009, we and our subsidiaries had total outstanding indebtedness (including the embedded derivative liabilities related to our convertible notes) of $510 million. We must redeem $11 million of our 3.875% Variable Interest Senior Convertible

Debentures by June 15, 2011 and may be required to purchase $99 million of the debentures on June 15, 2012. Approximately $157.5 million of our 3.75% convertible notes mature in 2014 and $250 million of our 11% senior secured notes matures in 2015. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

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

The indenture governing our 11% senior secured notes due 2015 contains covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay dividends or distributions on, or redeem or repurchase, capital stock;

•	create liens with respect to our assets;

•	make investments, loans or advances;

•	prepay subordinated indebtedness;

•	enter into transactions with affiliates; and

•	merge, consolidate, reorganize or sell our assets.

In addition, Liggett’s revolving credit agreement requires us to meet specified financial ratios. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of the indenture governing the senior secured notes and the Liggett revolving credit agreement may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control. The breach of any of these covenants, including those contained in the indenture governing the senior secured notes and the Liggett’s credit agreement, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

The indenture governing the senior secured notes contain restrictive covenants, which, among other things, restrict our ability to pay certain dividends or make other restricted payments or enter into transactions with affiliates if our Consolidated EBITDA, as defined in the indenture, is less than $50 million for the four quarters prior to such transaction.

Liggett faces intense competition in the domestic tobacco industry.

Liggett is considerably smaller and has fewer resources than its major competitors, and, as a result, has a more limited ability to respond to market developments. Management Science Associates data indicate that the three largest cigarette manufacturers controlled approximately 84.3% of the United States cigarette market during 2009. Philip Morris is the largest and most profitable manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had approximately 62.1% of the premium segment and 47.1% of the total domestic market during 2009. During 2009, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 2.7%. Philip Morris and RJR Tobacco (which is now part of Reynolds American), the two largest cigarette manufacturers, have historically, because of their dominant market share, been able to determine cigarette prices for the various pricing tiers within the industry. Market pressures have historically caused the other cigarette manufacturers to bring their prices into line with the levels established by these two major manufacturers.

Philip Morris and Reynolds American dominate the domestic cigarette market and had a combined market share of approximately 73% at December 31, 2009. This concentration of United States market share could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on their sales volume, operating income and cash flows, which in turn could negatively affect the value of our common stock.

Liggett’s business is highly dependent on the discount cigarette segment.

Liggett depends more on sales in the discount cigarette segment of the market, relative to the full-price premium segment, than its major competitors. All of Liggett’s unit volume in 2009 and 2008 was generated in the discount segment. The discount segment is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. While the three major manufacturers all compete with Liggett in the discount segment of the market, the strongest competition for market share has recently come from a group of smaller manufacturers and importers, most of which sell low quality, deep discount cigarettes. While Liggett’s share of the discount market was 9.2% in 2009 and 2008, a decrease from 9.3% in 2007, Management Science Associates’ data indicate that the discount market share of these other smaller manufacturers and importers was approximately 39.4% in 2009, 38.5% in 2008 and 37.0% in 2007. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only current market segment could be negatively affected, which in turn could negatively affect the value of our common stock.

Liggett’s market share is susceptible to decline.

In years prior to 2000, Liggett suffered a substantial decline in unit sales and associated market share. Liggett’s unit sales and market share increased during each of 2000, 2001 and 2002, and its market share increased in 2003 while its unit sales declined. Liggett’s market share, which did not change in 2008, increased compared to the prior years in 2009, 2007, 2006, 2005 and 2004. This earlier market share erosion resulted in part from Liggett’s highly leveraged capital structure that existed until December 1998 and its limited ability to match other competitors’ wholesale and retail trade programs, obtain retail shelf space for its products and advertise its brands. These declines also resulted from adverse developments in the tobacco industry, intense competition and changes in consumer preferences. According to Management Science Associates’ data, Liggett’s overall domestic market share during 2009 was 2.7% compared to 2.5% during 2008 and 2007. Liggett’s share of the discount segment was 9.2% during 2009 and 2008, down from 9.3% in 2007. If Liggett’s market share declines, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.

The domestic cigarette industry has experienced declining unit sales in recent periods.

Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 8.6% in 2009 as compared to 2008, and by approximately 3.3% in 2008 as compared to 2007. We believe that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to high cigarette price levels in recent years. If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.

Liggett’s cigarettes are subject to substantial and increasing regulation and taxation, which has a negative effect on revenue and profitability.

Tobacco products are subject to substantial federal and state excise taxes in the United States. On February 4, 2009, President Obama signed an increase of $0.617 in the federal excise tax per pack of cigarettes, for a total of $1.01 per pack of cigarettes, and significant tax increases on other tobacco products, to fund expansion of the State Children’s Health Insurance Program, referred to as the SCHIP. These tax increases came into effect on April 1, 2009. The increases in federal excise tax under the SCHIP are substantial, and, as a result, Liggett’s sales volume and profitability has been and may continue to be adversely impacted.

In addition to federal and state excise taxes, certain city and county governments also impose substantial excise taxes on tobacco products sold. Increased excise taxes are likely to result in declines in overall sales volume and shifts by consumers to less expensive brands.

A wide variety of federal, state and local laws limit the advertising, sale and use of cigarettes have proliferated in recent years. For example, many local laws prohibit smoking in restaurants and other public places. Private businesses also have adopted regulations that prohibit or restrict, or are intended to discourage, smoking. Such laws and regulations also are likely to result in a decline in the overall sales volume of cigarettes.

The newly enacted Family Smoking Prevention and Tobacco Control Act may adversely affect our sales and operating profit.

On June 22, 2009, President Obama signed into law the “Family Smoking Prevention and Tobacco Control Act” (H.R. 1256). The law grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero. Among other measures, the law (under various deadlines):

•	increases the number of health warnings required on cigarette and smokeless tobacco products, increases the size of warnings on packaging and in advertising, requires the FDA to develop graphic warnings for cigarette packages, and grants the FDA authority to require new warnings;

•	requires practically all tobacco product advertising to eliminate color and imagery and instead consist solely of black text on white background;

•	imposes new restrictions on the sale and distribution of tobacco products, including significant new restrictions on tobacco product advertising and promotion as well as the use of brand and trade names;

•	bans the use of “light,” “mild,” “low” or similar descriptors on tobacco products;

•	bans the use of “characterizing flavors” in cigarettes other than tobacco or menthol;

•	gives the FDA the authority to impose tobacco product standards that are appropriate for the protection of the public health (by, for example, requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling);

•	requires manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products;

•	requires pre-market approval by the FDA for tobacco products represented (through labels, labeling, advertising, or other means) as presenting a lower risk of harm or tobacco-related disease;

•	requires manufacturers to report ingredients and harmful constituents and requires the FDA to disclose certain constituent information to the public;

•	mandates that manufacturers test and report on ingredients and constituents identified by the FDA as requiring such testing to protect the public health, and allows the FDA to require the disclosure of testing results to the public;

•	requires manufacturers to submit to the FDA certain information regarding the health, toxicological, behavioral or physiologic effects of tobacco products;

•	prohibits use of tobacco containing a pesticide chemical residue at a level greater than allowed under federal law;

•	requires the FDA to establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;

•	requires tobacco product manufacturers (and certain other entities) to register with the FDA;

•	authorizes the FDA to require the reduction of nicotine (although it may not require the reduction of nicotine yields of a tobacco product to zero) and the potential reduction or elimination of other constituents, including menthol;

•	imposes (and allows the FDA to impose) various recordkeeping and reporting requirements on tobacco product manufacturers; and

•	grants the FDA the regulatory authority to impose broad additional restrictions.

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

The law imposes user fees on certain tobacco product manufacturers in order to pay for the costs of regulation. User fees will be allocated among tobacco product classes according to a formula set out in the legislation, and then among manufacturers and importers within each class based on market share. The FDA user fees for Liggett and Vector Tobacco for 2009 were $2.3 million and we estimate that they will be significantly higher in the future.

The law also imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). As written, these regulations would significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color, graphics and sound effects in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for non-tobacco products. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold through non-face-to-face transactions.

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

Furthermore, Liggett and Vector Tobacco provide ingredient information annually, as required by law, to the states of Massachusetts, Texas and Minnesota. Several other states are considering ingredient disclosure legislation.

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

Additional federal or state regulation relating to the manufacture, sale, distribution, advertising, labeling, or information disclosure of tobacco products could further reduce sales, increase costs and have a material adverse effect on our business.

Litigation will continue to harm the tobacco industry.

Liggett could be subjected to substantial liabilities and bonding requirements from litigation relating to cigarette products. Adverse litigation outcomes could have a negative impact on the Company’s ability to operate due to their impact on cash flows. We and our Liggett subsidiary, as well as the entire cigarette industry, continue to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2009, there were approximately 7,200 individual suits, including the Engle progeny cases described below, seven purported class actions and four health care cost recovery actions pending in the United States in which Liggett and/or us were named defendants. It is likely that similar legal actions, proceedings and claims will continue to be filed against Liggett. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pled in these cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any tobacco-related litigation could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Liggett could face difficulties in obtaining a bond to stay execution of a judgment pending appeal.

A civil lawsuit was filed by the United States federal government seeking disgorgement of approximately $289 billion from various cigarette manufacturers, including Liggett. In August 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. The Final Judgment, among other things, ordered the following relief against the non-Liggett defendants: (i) defendants are enjoined from committing any act of racketeering concerning the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) defendants are enjoined from making any material false, misleading, or deceptive statement or representation concerning cigarettes that persuades people to purchase cigarettes; and (iii) defendants are permanently enjoined from utilizing “lights”, “low tar”, “ultra lights”, “mild” or “natural” descriptors, or conveying any other express or implied health messages in connection with the marketing or sale of cigarettes as of January 1, 2007.

No monetary damages were awarded other than the government’s costs. In October 2006, the United States Court of Appeals for the District of Columbia stayed the Final Judgment pending appeal. Both the government and all defendants, other than Liggett, have filed petitions for writ of certiorari to the United States Supreme Court. In its petition for writ of certiorari, the government is seeking reinstatement of its claims for remedies, including disgorgement of industry profits. Although this case has been concluded as to Liggett, it is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise imposes regulations which adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.

In December 2008, the United States Supreme Court, in Altria Group Inc. v. Good, ruled that the Federal Cigarette Labeling and Advertising Act did not preempt the state law claims asserted by the plaintiffs and that they could proceed with their claims under the Maine Unfair Trade Practices Act. This ruling has resulted in additional class action cases in other states. Although Liggett is not a party in the Good case, an adverse ruling or commencement of additional “lights” related class actions could have a material adverse impact on us.

There are currently five individual tobacco-related actions pending where Liggett is the only tobacco company defendant. In Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages of $1.2 million against Liggett, but found that the plaintiff was 40% at fault. Therefore, plaintiff was awarded $720,000 in compensatory damages plus $96,000 in expenses. Punitive damages were not awarded. Liggett appealed the award. In May 2009, the court granted plaintiff’s motion for an award of attorneys’ fees but the amount has not yet been determined. In Hausrath v. Philip Morris, a case pending in New York state court, plaintiffs recently dismissed all defendants other than Liggett. The other three individual actions, in which Liggett is the only tobacco company defendant, are dormant.

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

In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Company, awarded $37.5 million in compensatory damages, jointly and severally, in a case involving Liggett and two other cigarette manufacturers, which amount was subsequently reduced by the Court. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle class member suit following entry of final judgment by the Engle trial court. In November 2008, the court entered final judgment in the amount of $24.835 million (for which Liggett is 50% responsible), plus interest from June 2002. The defendants appealed the final judgment. Plaintiff has filed a motion seeking an award of attorneys’ fees from Liggett based on their prior proposal for settlement.

Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, former class members had one year from January 11, 2007 to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 mandate, are referred to as the “Engle progeny cases”. As of December 31, 2009, there were approximately 7,160 Engle progeny cases pending where Liggett, we and other cigarette manufacturers were named as defendants. These cases include approximately 8,585 plaintiffs. Approximately 42 cases are scheduled for trial in 2010. As of December 31, 2009, ten Engle progeny cases had been tried resulting in eight plaintiff verdicts and two defense verdicts. In one of the cases, a judgment against Liggett was entered in the amount of $156,000.

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

In addition to the foregoing, there have been a number of other restrictive regulatory actions from various federal administrative bodies, including the United States Environmental Protection Agency and the FDA. There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry. Recently, legislation was passed by Congress providing for regulation of cigarettes by the FDA. These developments generally receive widespread media attention. Additionally, a majority of states have passed legislation providing for reduced ignition propensity standards for cigarettes. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation or legislation. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but our consolidated financial position, results of operations or cash flows could be materially adversely affected.

Liggett may be adversely affected by the 2004 legislation to eliminate the federal tobacco quota system.

In October 2004, federal legislation was enacted which eliminated the federal tobacco quota system and price support system through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10.14 billion over a ten-year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Liggett’s and Vector Tobacco’s assessment was $22.9 million in 2009, $23.6 million in 2008 and $23.3 million in 2007. The relative cost of the legislation to each of the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us. The parties, other than Liggett have filed petitions for writ of certiorari to the United States Supreme Court. The government is seeking reinstatement of its claims for remedies, including disgorgement of profits.

Excise tax increases adversely affect cigarette sales.

Cigarettes are subject to substantial and increasing federal, state and local excise taxes. In February 2009, Federal legislation to reauthorize the SCHIP, which includes funding provisions that increase the federal cigarette excise tax from $0.39 to $1.01 per pack, was enacted, effective April 1, 2009. State excise taxes vary considerably and, when combined with sales taxes, local taxes and the federal excise tax, may exceed $4.00 per pack. In 2009, 14 states and the District of Columbia enacted increases in excise taxes. Various states and other jurisdictions are considering, or have pending, legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had, and will continue to have, an adverse effect on sales of cigarettes.

Liggett may have additional payment obligations under the Master Settlement Agreement and its other settlement agreements with the states.

NPM Adjustment.  In March 2006, an economic consulting firm selected pursuant to the MSA rendered its final and non-appealable decision that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers for 2003. This is known as the “NPM Adjustment.” The economic consulting firm subsequently rendered the same decision with respect to 2004, 2005 and 2006. As a result, the manufacturers are entitled to potential NPM Adjustments to their 2003, 2004, 2005 and 2006 MSA payments. The Participating Manufacturers are also entitled to potential NPM Adjustments to their 2007, 2008 and 2009 payments pursuant to an agreement entered into in June 2009 between the OPMs and the settling states under which the OPMs agreed to make certain payments for the benefit of the settling states, in exchange for which the settling states stipulated that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers in 2007, 2008 and 2009. A settling state that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that state or territory.

For 2003 through 2009 Liggett and Vector Tobacco disputed that they owe the settling states the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco withheld payment associated with these NPM Adjustment amounts. The total amount withheld or paid into a disputed payment account by Liggett and Vector Tobacco for 2003 through 2009 is $21.4 million. In 2003, Liggett and Vector Tobacco paid the NPM adjustment amount of $9.3 million to the settling states although both companies continue to dispute this amount. At December 31, 2009 included in “Other assets” on our consolidated balance sheet was a noncurrent receivable of $6.5 million relating to such payment.

The following amounts have not been expensed by the Company as they relate to Liggett and Vector Tobacco’s NPM Adjustment claims for 2003 through 2009: $6.5 million for 2003, $3.8 million for 2004 and $800,000 for 2005.

Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation was filed in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the Independent Auditor under the MSA previously determined to be as much as $1.2 billion for all Participating Manufacturers. All but one of the 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable. All 47 of those decisions are final and non-appealable. One court, the Montana Supreme Court, ruled that Montana’s claim of diligent enforcement must be litigated. In response to a proposal from the OPMs and many of the SPMs, 46 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. The agreement provides for selection of the arbitration panel beginning November 1, 2009 and that the parties and the arbitrators will thereafter establish the schedule and procedures for the arbitration. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any potential 2003 NPM adjustment. It is anticipated that the arbitration will commence in 2010. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.

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

The change in the method of calculation could, among other things, result in at least approximately $9.5 million, plus interest, of additional MSA payments for prior years by Liggett, because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA. The Company currently estimates that future MSA payments would be at least $2.25 million higher if the method of calculation is changed.

No amounts have been expensed or accrued in the accompanying consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.

Liggett may have additional payment obligations under its state settlements

In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements and no amounts have been accrued in our consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will prevail in any of these matters and that Liggett will not be required to make additional material payments, which payments could materially adversely affect our consolidated financial position, results of operations or cash flows and the value of our common stock.

Vector Tobacco is subject to risks inherent in new product development initiatives.

We have made, and plan to continue to make, significant investments in Vector Tobacco’s development projects in the tobacco industry. Vector Tobacco is in the business of developing reduced risk cigarette products. These initiatives are subject to high levels of risk, uncertainties and contingencies, including the challenges inherent in new product development and the increased regulation following the enactment of the Family Smoking Prevention and Tobacco Control Act. There is a risk that continued investments in Vector Tobacco will harm our results of operations, liquidity or cash flow.

The substantial risks facing Vector Tobacco include:

Potential extensive government regulation.  Vector Tobacco’s business is currently extensively regulated, and may become subject to extensive additional domestic and international government regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering matters such as the manufacture, sale, distribution and labeling of tobacco products as well as any health claims associated with reduced risk and low nicotine and nicotine-free cigarette products. There could be additional regulation established by agencies such as the FDA (including further regulation resulting from passage of the Family Smoking Prevention and Tobacco Control Act in June 2009), the Federal Trade Commission and the United States Department of Agriculture. The outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse effect on Vector Tobacco’s business, operating results and prospects.

Competition from other cigarette manufacturers with greater resources.  Vector Tobacco’s competitors generally have substantially greater resources than Vector Tobacco, including financial, marketing and personnel resources. Other major tobacco companies have stated that they are working on reduced risk cigarette products and have made publicly available at this time only limited additional information concerning their activities. Philip Morris has announced it is developing products that potentially reduce smokers’ exposure to harmful compounds in cigarette smoke. RJR Tobacco has disclosed that a primary focus for its research and development activity is the development of potentially reduced exposure products, which may ultimately be recognized as products that present reduced risks to health. RJR Tobacco has stated that it continues to sell in limited distribution throughout the country a brand of cigarettes that primarily heats rather than burns tobacco, which it claims reduces the toxicity of its smoke. There is a substantial likelihood that other major tobacco companies will continue to introduce new products that would compete directly with any reduced risk products that Vector Tobacco may develop.

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

Risks of real estate ventures.  New Valley has three significant real estate-related investments, Douglas Elliman Realty (50% interest), New Valley Oaktree Chelsea Eleven LLC (40% interest) and Aberdeen Townhomes LLC (15% preferred return), where other partners hold significant interests. New Valley must seek approval from these other parties for important actions regarding these joint ventures. Since the other parties’ interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm the ventures.

The volatility in the capital and credit markets has increased in recent years.  Because the volatility in capital and credit markets may create additional risks in the upcoming months and possibly years, the Company will continue to perform additional assessments to determine the impact, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.

New Valley may pursue a variety of real estate development projects.  Development projects are subject to special risks including potential increase in costs, changes in market demand, inability to meet deadlines which may delay the timely completion of projects, reliance on contractors who may be unable to perform and the need to obtain various governmental and third party consents.

Risks relating to the residential brokerage business.  Through New Valley’s investment in Douglas Elliman Realty, we are subject to the risks and uncertainties endemic to the residential brokerage business. Douglas Elliman Realty’s two subsidiaries, which conduct business as Prudential Douglas Elliman Real Estate, operate as franchisees of The Prudential Real Estate Affiliates, Inc. Prudential Douglas Elliman Real Estate operates each of its offices under its franchiser’s brand name, and the franchiser has significant rights over the use of the franchised service marks and the conduct of the two brokerage companies’ business. The franchise agreements require the companies to:

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

The franchiser has the right to terminate Prudential Douglas Elliman Real Estate’s franchises, upon the occurrence of certain events, including a bankruptcy or insolvency event, a change in control, a transfer of rights under the franchise agreement and a failure to promptly pay amounts due under the franchise agreements. A termination of Prudential Douglas Elliman Real Estate’s franchise agreements could adversely affect our investment in Douglas Elliman Realty.

The franchise agreements grant Prudential Douglas Elliman Real Estate exclusive franchises in New York for the counties of Nassau and Suffolk on Long Island and for Manhattan, Brooklyn and Queens, subject to various exceptions and to meeting specified annual revenue thresholds. If the company fails to achieve these levels of revenues for two consecutive years or otherwise materially breach the franchise agreements, the franchiser would have the right to terminate its exclusivity rights. A loss of these rights could have a material adverse on Douglas Elliman Realty.

Real estate ventures and mortgage receivables have been negatively impacted by the current downturn in the residential real estate market. The U.S. residential real estate market, including the New York metropolitan area where Douglas Elliman Realty operates, is cyclical and is affected by changes in the general economic conditions that are beyond the control of Douglas Elliman Realty. The U.S. residential real estate market is currently in a significant downturn due to various factors including downward pressure on housing prices, credit constraints inhibiting new buyers and an exceptionally large inventory of unsold homes at the same time that sales volumes are decreasing. The depth and length of the current downturn in the real estate industry has proved exceedingly difficult to predict. We cannot predict whether the downturn will worsen or when the market and related economic forces will return the U.S. residential real estate industry to a growth period.

Any of the following could have a material adverse effect on our real estate ventures by causing a general decline in the number of home sales and/or prices, which in turn, could adversely affect their revenues and profitability:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess, and our independent registered certified public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2009, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. We expect to continue to incur expense and to devote management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered certified public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.

The price of our common stock may fluctuate significantly.

The trading price of our common stock has ranged between $10.23 and $15.98 per share over the past 52 weeks. We expect that the market price of our common stock will continue to fluctuate.

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

We cannot predict the extent, if any, to which future sales of shares of common stock or the availability of shares of common stock for future sale, may depress the trading price of our common stock.

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

At December 31, 2009, we had outstanding options granted to employees to purchase approximately 2,202,828 shares of our common stock, with a weighted-average exercise price of $14.51 per share, of which options for 1,056,999 shares were exercisable at December 31, 2009. We also have outstanding convertible notes and debentures maturing in November 2014 and June 2026, which are currently convertible into 16,326,597 shares of our common stock. The issuance of these shares will cause dilution which may adversely affect the market price of our common stock. The availability for sale of significant quantities of our common stock could adversely affect the prevailing market price of the stock.

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

Liggett’s tobacco manufacturing facilities, and several of the distribution and storage facilities, are currently located in or near Mebane, North Carolina. Various of such facilities are owned and others are leased. As of December 31, 2009, the principal properties owned or leased by Liggett are as follows:

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR”. The following table sets forth, for the periods indicated, high and low sale prices for a share of its common stock on the NYSE, as reported by the NYSE, and quarterly cash dividends declared on shares of common stock:

Year	High	Low	Cash Dividends

2009:
Fourth Quarter	$15.79	$13.50	$.40
Third Quarter	15.98	13.06	.38
Second Quarter	14.70	12.14	.38
First Quarter	14.21	10.23	.38
2008:
Fourth Quarter	$16.78	$10.30	$.38
Third Quarter	18.52	14.51	.36
Second Quarter	16.51	14.43	.36
First Quarter	18.36	15.06	.36

At February 23, 2010, there were approximately 2,038 holders of record of our common stock.

The declaration of future cash dividends is within the discretion of our Board of Directors and is subject to a variety of contingencies such as market conditions, earnings and our financial condition as well as the availability of cash.

Liggett’s revolving credit agreement currently permits Liggett to pay dividends to VGR Holding only if Liggett’s borrowing availability exceeds $5 million for the 30 days prior to payment of the dividend, and so long as no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including maintaining minimum levels of EBITDA (as defined) if its borrowing availability is less than $20 million and not exceeding maximum levels of capital expenditures (as defined).

Our 11% Senior Secured Notes due 2015 prohibit our payment of cash dividends or distributions on our common stock if at the time of such payment our Consolidated EBITDA (as defined) for the most recently completed four full fiscal quarters is less than $50 million.

We paid 5% stock dividends on September 28, 2007, September 29, 2008 and September 29, 2009 to the holders of our common stock. All information presented in this report is adjusted for the stock dividends.

Performance Graph

The following graph compares the total annual return of our Common Stock, the S&P 500 Index, the S&P MidCap 400 Index and the NYSE Arca Tobacco Index, formerly known as the AMEX Tobacco Index, for the five years ended December 31, 2009. The graph assumes that $100 was invested on December 31, 2004 in the Common Stock and each of the indices, and that all cash dividends and distributions were reinvested. Information for our Common Stock includes the value of the March 30, 2005 distribution to our stockholders of shares of Ladenburg Thalmann Financial Services common stock and assumes such stock was held by the stockholders until the end of each year.

	12/04	12/05	12/06	12/07	12/08	12/09
Vector Group Ltd.	100	126	142	183	142	171
S&P 500	100	105	121	128	81	102
S&P MidCap	100	112	124	134	86	117
NYSE Arca Tobacco	100	112	155	171	138	192

Unregistered Sales of Equity Securities and Use of Proceeds

On November 16, 2009, holders of our 5% Variable Interest Senior Convertible Notes exchanged $554,342 (principal amount) for $593,000 (principal amount) of our 6.75% Variable Interest Senior Convertible Notes due 2014. No other securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2009.

Issuer Purchases of Equity Securities

Our purchases of our common stock during the three months ended December 31, 2009 were as follows:

				Total Number	Maximum Number
				of Shares	of Shares that
	Total			Purchased as	May Yet Be
	Number of		Average	Part of Publicly	Purchased Under
	Shares		Price Paid	Announced Plans	the Plans
Period	Purchased		per Share	or Programs	or Programs

October 1 to October 31, 2009	—		$—	—	—
November 1 to November 30, 2009	854,470	(1)	14.47	—	—
December 1 to December 30, 2009	—		—	—	—

Total	854,470		$14.47	—	—

(1)	Delivery of shares to us in payment of exercise price and tax withholdings in connection with exercise of employees’ stock options. The shares were immediately cancelled.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 1, 2010. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

			Year Individual
			Became an
Name	Age	Position	Executive Officer

Howard M. Lorber	61	President and Chief Executive Officer	2001
Richard J. Lampen	56	Executive Vice President	1996
J. Bryant Kirkland III	44	Vice President, Chief Financial Officer and Treasurer	2006

Marc N. Bell	49	Vice President, General Counsel and Secretary	1998
Ronald J. Bernstein	56	President and Chief Executive Officer of Liggett	2000

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

Richard J. Lampen has served as our Executive Vice President since July 1996. From October 1995 to December 2005, Mr. Lampen served as the Executive Vice President and General Counsel of New Valley, where he also served as a director. Since September 2006, he has served as President and Chief Executive Officer of Ladenburg Thalmann Financial Services. Since November 1998, he has served as President and Chief Executive Officer of CDSI Holdings Inc., an affiliate of New Valley seeking acquisition or investment opportunities. Since October 2008, Mr. Lampen has served as interim President and Chief Executive Officer of Castle Brands Inc., a publicly traded developer and importer of premium branded spirits in which we held an approximate 11% equity interest at December 31, 2009. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing

Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of Castle, CDSI Holdings and Ladenburg Thalmann Financial Services.

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

Marc N. Bell has been our Vice President since January 1998, our General Counsel and Secretary since May 1994 and the Senior Vice President and General Counsel of Vector Tobacco since April 2002. From November 1994 to December 2005, Mr. Bell served as Associate General Counsel and Secretary of New Valley and from February 1998 to December 2005, as a Vice President of New Valley. Prior to May 1994, Mr. Bell was with the law firm of Zuckerman Spaeder LLP in Miami, Florida and from June 1991 to May 1993, with the law firm of Fischbein•Badillo•Wagner•Harding in New York, New York.

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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share amounts)

Statement of Operations Data:
Revenues(1)	$801,494	$565,186	$555,430	$506,252	$478,427
Income from continuing operations	24,806	60,504	73,803	42,712	42,585
Income from discontinued operations	—	—	—	—	3,034
Income from extraordinary item	—	—	—	—	6,766
Net income	24,806	60,504	73,803	42,712	52,385
Per basic common share(2):
Income from continuing operations	—	—	—	—	$0.79
Income from discontinued operations	—	—	—	—	$0.06
Income from extraordinary item	—	—	—	—	$0.12
Net income applicable to common shares	$0.34	$0.85	$1.05	$0.63	$0.97
Per diluted common share(2):
Income from continuing operations	—	—	—	—	$0.75
Income from discontinued operations	—	—	—	—	$0.05
Income from extraordinary item	—	—	—	—	$0.12
Net income applicable to common shares	$0.34	$0.76	$1.02	$0.62	$0.92
Cash distributions declared per common share(2)	$1.54	$1.47	$1.40	$1.33	$1.27
Balance Sheet Data:
Current assets	$389,208	$355,283	$395,626	$303,156	$319,099
Total assets	735,542	717,712	785,289	637,462	603,552
Current liabilities	149,008	296,159	109,337	168,786	128,100
Notes payable, embedded derivatives, long-term debt and other obligations, less current portion	487,936	287,545	378,760	198,777	277,613
Non-current employee benefits, deferred income taxes, minority interests and other long-term liabilities	103,280	100,403	196,340	174,922	168,773
Stockholders’ (deficiency) equity	(4,682)	33,605	100,852	94,977	29,066

(1)	Revenues include federal excise taxes of $377,771, $168,170, $176,269, $174,339 and $161,753, respectively. Effective April 1, 2009, federal excises taxes increased from $0.39 per pack of cigarettes to $1.01 per pack of cigarettes.

(2)	Per share computations include the impact of 5% stock dividends on September 29, 2009, September 29, 2008, September 28, 2007, September 29, 2006, and September 29, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Overview

We are a holding company and are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC,

•	the development of reduced risk cigarette products through our Vector Tobacco Inc. subsidiary, and

•	the real estate business through our New Valley LLC subsidiary, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.

All of Liggett’s unit sales volume in 2009, 2008 and 2007 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.

Liggett’s cigarettes are produced in approximately 160 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	LIGGETT SELECT — a leading brand in the deep discount category,

•	GRAND PRIX — re-launched as a national brand in 2005,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category,

•	PYRAMID — the industry’s first deep discount product with a brand identity re-launched in the second quarter of 2009, and

•	USA and various Partner Brands and private label brands.

In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT, which was the largest seller in Liggett’s family of brands in 2007, comprised 32.9% in 2007, 30.1% in 2008 and 21.5% in 2009 of Liggett’s unit volume. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX, which represented 30.3% of Liggett’s volume in 2007 and is now the largest seller in Liggett’s family of brands with 32.6% in 2008 and 27.9% in 2009 of Liggett’s unit volume. In April 2009, Liggett repositioned PYRAMID as a box-only brand in specific markets with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID represented 0.6% in 2008 and 14.6% in 2009 of Liggett’s unit volume.

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

The discount segment is a challenging marketplace, with consumers having less brand loyalty and placing greater emphasis on price. Liggett’s competition is now divided into two segments. The first segment is made up of the three largest manufacturers of cigarettes in the United States, Philip Morris USA Inc., Reynolds America Inc., and Lorillard Tobacco Company as well as the fourth largest, Commonwealth Brands, Inc. (acquired by Imperial Tobacco PLC in 2007). The three largest manufacturers, while primarily premium cigarette based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell lower quality, deep discount cigarettes.

Recent Developments

Senior Secured Notes.  In August 2007, we sold $165,000 of our Senior Secured Notes in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. In September 2009, we sold at 94% of face value an additional $85,000 principal amount of the Senior Secured Notes in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. We received net proceeds from the 2009 offering of approximately $79,900. We agreed to consummate a registered exchange offer for the additional Senior Secured Notes within 360 days after the date of their initial issuance. If we fail to timely comply with our registration obligations, we will be required to pay additional interest on these notes until we comply. We are amortizing the deferred costs and debt discount related to the additional Senior Secured Notes over the estimated life of the debt.

5% Variable Interest Senior Convertible Notes Due November 2011.  Between November 2004 and April 2005, we sold $111,864 principal amount of our 5% Variable Interest Senior Convertible Notes due November 15, 2011 (the “5% Notes”). In May 2009, the holder of $11,005 principal amount of the 5% Notes exchanged its 5% Notes for $11,775 principal amount of our 6.75% Variable Interest Senior Convertible Note due 2014 (the “6.75% Note”) as discussed below. In June 2009, certain holders of $99,944 principal amount of the 5% Notes exchanged their 5% Notes for $106,940 principal amount of our 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 (the “6.75% Exchange Notes”). In November 2009, we retired $360 of the remaining $915 principal amount of the 5% Notes for cash and exchanged approximately $555 of the remaining 5% Notes for $593 principal amount of the 6.75% Exchange Notes. As of December 31, 2009, no 5% Notes remained outstanding after these exchanges.

We recorded a loss of $18,573 associated with the extinguishment of the 5% Notes for the year ended December 31, 2009.

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

The purchaser of this 6.75% Note is an entity affiliated with Dr. Phillip Frost, who reported, after the consummation of the sale, beneficial ownership of approximately 11.7% of our common stock.

6.75% Variable Interest Senior Convertible Exchange Notes due 2014.  On June 15, 2009, we entered into agreements with certain holders of the 5% Notes to exchange their 5% notes for our 6.75% Exchange Notes. On June 30, 2009, we accepted for exchange $99,944 principal amount of the 5% Notes for $106,940 principal amount of our 6.75% Exchange Notes. In November, 2009, we exchanged approximately $555 of the remaining 5% Notes for $593 principal amount of our 6.75% Variable Interest Senior Convertible Exchange Notes due 2014.

We issued the 6.75% Exchange Notes to the holders in reliance on the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 3(a)(9) thereof. The notes pay interest (“Total

Interest”) on a quarterly basis beginning August 15, 2009 at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest or (ii) 6.75% per annum. The notes are convertible into our common stock at the holder’s option. The conversion price of $16.25 per share (approximately 61.5366 shares of common stock per $1,000 principal amount of notes) is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on November 15, 2014. We will redeem on June 30, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the indenture) occurs, we will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make whole” payment.

Enacted and proposed excise tax increases.  Effective April 1, 2009, the federal cigarette excise tax was increased from $3.90 per carton ($0.39 per pack) to $10.07 per carton ($1.01 per pack). Wholesale shipment volume in the first quarter of 2009 compared to 2008 for Liggett and for the total industry was negatively impacted by tax-driven trade purchasing patterns in anticipation of the increase in the federal excise taxes on cigarettes. This legislation included provisions that imposed this increase in excise taxes on inventory held as of April 1, 2009. As a result, many wholesalers and retailers significantly reduced their inventory levels as of March 31, 2009 to minimize any such taxes owed on such inventory. In 2009, 14 states and the District of Columbia enacted increases to state excise taxes and further increases in states’ excise taxes are expected.

Family Smoking Prevention and Tobacco Control Act (FDA Legislation).  On June 22, 2009, President Obama signed into law the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Legislation. Under the FDA Legislation, the U.S. Food and Drug Administration has been granted broad authority over the manufacture, sale, marketing and packaging of tobacco products. We recorded expenses associated with the FDA Legislation of $2,300 for the year ended December 31, 2009. See “Legislation and Regulation” below.

Philip Morris Brand Transaction.  On February 19, 2009, Philip Morris exercised the Class B option to purchase interest in Trademarks LLC. This option entitled Philip Morris to purchase the Class B redeemable non-voting interest for $139,900, reduced by the amount previously distributed to Eve of $134,900. In connection with the exercise of the Class B option, Philip Morris paid to Eve approximately $5,000 (including a pro-rata share of its guaranteed payment) and Eve was released from its guaranty. We recognized a gain of $5,000 in connection with the transaction in 2009.

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

For 2003 through 2009 Liggett and Vector Tobacco disputed that they owe the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco have withheld payment associated with these NPM Adjustment amounts. The total amount withheld or paid into a disputed payment account by Liggett and Vector Tobacco for 2003 through 2009 is $21,446. In 2003, Liggett and Vector Tobacco paid the NPM adjustment amount of $9,345 to the Settling States although both companies continue to dispute this amount. At December 31, 2009, included in “Other assets” on our consolidated balance sheet was a noncurrent receivable of $6,542 relating to such payment.

The following amounts have not been expensed by the Company as they relate to Liggett and Vector Tobacco’s NPM Adjustment claims for 2003 through 2009: $6,542 for 2003, $3,789 for 2004 and $800 for 2005.

Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation has been filed in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. All but one of the 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable. All 47 of those decisions are final and non-appealable. One court, the Montana Supreme Court, ruled that Montana’s claim of diligent enforcement must be litigated. In response to a proposal from the OPMs and many of the SPMs, 46 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. The agreement provides for selection of the arbitration panel beginning November 1, 2009 and that the parties and the arbitrators will thereafter establish the schedule and procedures for the arbitration. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any potential 2003 NPM adjustment. It is anticipated that the arbitration will commence in 2010. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.

Tobacco Settlement Agreements.  Vector Tobacco has not made MSA payments on sales of its QUEST 3 product as Vector Tobacco believes that QUEST 3 does not fall within the definition of a cigarette under the MSA. Vector discontinued the manufacture and sale of QUEST in 2009. There can be no assurance that Vector Tobacco’s assessment is correct and that additional payments under the MSA for QUEST 3 will not be owed.

In 2003, in order to resolve any potential issues with Minnesota as to Liggett’s ongoing economic settlement obligations, Liggett negotiated a $100 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett has failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes the states’ allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. During 2009, Liggett reversed a previously recorded accrual of $2.5 million with respect to this matter. There can be no assurance that Liggett will resolve these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect our consolidated financial position, results of operations or cash flows.

Vector Tobacco Restructuring.  In March 2009, Vector Research eliminated nine full-time positions in connection with the Board of Directors 2006 decision to discontinue the genetics operation and not to pursue FDA approval of QUEST as a smoking cessation aide, due to the projected significant additional time and expense involved in seeking such approval.

Awards of Restricted Shares and Options.  In April 2009, our President and Chief Executive Officer was awarded a restricted stock grant of 525,000 shares of our common stock pursuant to our Amended and Restated 1999 Long-Term Incentive Plan. Under the terms of the award, one-fifth of the shares vest on September 15, 2010, with an additional one-fifth vesting on each of the four succeeding one-year anniversaries of the first vesting date through September 15, 2014. In the event that his employment with us is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of ours, any remaining balance of the shares not previously vested will be forfeited by him. In December 2009, options for 1,120,000 shares were issued to four of our executive officers. The options, which are exercisable at $14.07 per share, vest on December 3, 2013. The fair market value of the restricted shares and options on the dates of grant was $11,703, which is being amortized over the vesting period as a charge to compensation expense.

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

In April 2009, New Valley’s subsidiary entered into a settlement agreement with a guarantor of the loan, which requires the guarantor to satisfy its obligations under a completion guaranty by completing improvements to the project in settlement, among other things, of its payment guarantees. In addition, the guarantor agreed to pay approximately $250 in legal fees and $1,000 of delinquent taxes and penalties and post a letter of credit to secure its construction obligations. As a result of this settlement, we calculated the fair market value of the investment as of March 31, 2009, utilizing the most recent “as is” appraisal of the collateral and the value of the completion guaranty less estimated costs to dispose of the property. Based on these estimates, we determined that the fair market value was less than the carrying amount of the mortgage receivable at March 31, 2009, by approximately $5,000. Accordingly, the reserve was increased and a charge of $5,000 was recorded in the first quarter of 2009. On April 15, 2009, New Valley completed the foreclosure process and on April 16, 2009, took title to the property. We reclassified the loan from “Mortgage receivable” at March 31, 2009 to “Investment in real estate” at June 30, 2009 on our consolidated balance sheet. It was carried at $12,204 as of December 31, 2009.

We recorded a loss of $908 for the year ended December 31, 2009 from the Escena operations.

Real Estate Activities.  New Valley accounts for its 50% interest in Douglas Elliman Realty LLC and its 40% interest in New Valley Oaktree Chelsea Eleven LLC on the equity method. Douglas Elliman Realty operates the largest residential brokerage company in the New York metropolitan area.

New Valley Oaktree Chelsea Eleven, LLC.  In September 2008, a subsidiary of New Valley (“New Valley Chelsea”) purchased for $12,000 a 40% interest in New Valley Oaktree Chelsea Eleven, LLC, which lent $29,000 and contributed $1,000 in capital to Chelsea Eleven LLC, which is developing a condominium project in Manhattan, New York. The development consists of 54 luxury residential units and one commercial unit. The loan from New Valley Oaktree is subordinate to a $96,000 construction loan (approximately $49,200 outstanding at December 31, 2009) and a $24,000 mezzanine loan plus accrued interest (approximately $28,000 at December 31, 2009). The loan from New Valley Oaktree bears interest at 60.25% per annum, compounded monthly, with $3,750 initially being held in an interest reserve, from which five monthly payments of $300 have been paid to New Valley.

New Valley Chelsea is a variable interest entity; however, we are not the primary beneficiary. Our maximum exposure to loss as a result of our investment in Chelsea is $12,232. This investment is being accounted for under the equity method. During the first three months of 2009, we received a distribution of $594. In July 2009, we lent $467 to New Valley Oaktree, of which $250 was repaid in August 2009.

A temporary certificate of occupancy was obtained in October 2009 and, as of March 1, 2010, sales of eight units have closed. As of December 31, 2009, Chelsea had approximately $203,186 of total assets and $126,220 of total liabilities, excluding amounts owed to New Valley Chelsea (approximately $56,900 at December 31, 2009). New Valley recorded equity income of $1,500 for the twelve months ended December 31, 2009 related to New Valley Chelsea.

Aberdeen Townhomes LLC.  In June 2008, a subsidiary of New Valley purchased a preferred equity interest in Aberdeen Townhomes LLC for $10,000. Aberdeen acquired five townhome residences located in Manhattan, New York, which it is in the process of rehabilitating and selling. In the event that Aberdeen makes distributions of cash, New Valley is entitled to a priority preferred return of 15% per annum until it has recovered its invested capital. New Valley is entitled to 25% of subsequent cash distributions of profits until it has achieved an annual 18% internal rate of return. New Valley is then entitled to 20% of subsequent cash distributions of profits until it has achieved an annual 23% IRR. After New Valley has achieved an annual 23% IRR, it is then entitled to 10% of any remaining cash distributions of profits. Our investment in Aberdeen Townhomes consists of the following:

Balance as of January 1, 2008	$—
Purchase of preferred equity interest	10,000
Impairment loss	(3,500)

Balance as of January 1, 2009	6,500
Impairment loss	(3,500)
Preferred return distribution	(1,752)

Balance as of December 31, 2009	$1,248

In September 2009, one of the five townhomes was sold and the mortgage of approximately $8,700 was retired. We received a preferred return distribution of approximately $1,752. We did not record a gain or loss on the sale.

Mortgages on the four remaining Aberdeen townhomes with a balance of approximately $31,887 as of December 31, 2009 matured during 2009. These mortgages had not been refinanced or paid and were in default as of December 31, 2009. In January 2010, one of the four remaining townhomes was sold and the mortgage of approximately $4,550 was retired. We received a preferred return distribution of approximately $1,001 in connection with the sale. Aberdeen is in discussions with the lender related to the three remaining mortgages, which are in default, although there can be no assurance that an agreement will be reached.

In February 2009, the managing member of Aberdeen Townhomes resigned, and a subsidiary of New Valley became the new managing member as of March 1, 2009. Aberdeen is a variable interest entity; however, even as the managing member, we are not the primary beneficiary as other parties to the investment would absorb a majority of the variable interest entity’s losses under the current arrangement. Our maximum exposure to loss on our investment in Aberdeen is $1,248 as of December 31, 2009.

On June 15, 2009, we entered into a line of credit in the amount of $250 on behalf of Aberdeen. As of December 31, 2009, approximately $233 was outstanding on the line of credit; however, the outstanding amount was fully paid upon the sale of a townhome in January 2010.

Sale of St. Regis Hotel.  In March 2008, 16th and K Holdings LLC, in which New Valley holds a 50% interest, closed on the sale of 90% of the St. Regis Hotel in Washington, D.C. In addition to retaining a 3% interest, net of incentives, in the St. Regis Hotel, New Valley received $16,406 upon the sale of the hotel. We recorded the $16,406 as an investing activity in the consolidated statement of cash flows for the year ended December 31, 2008. New Valley recorded equity income of $2,084 in 2009 and equity losses of $3,796 and $2,344 in 2008, and 2007, respectively, associated with 16th and K Holdings LLC. For the year ended December 31, 2008, New Valley also recorded equity income of $16,363 in connection with the distributions received in excess of the carrying amount of the investment in the St. Regis Hotel and we have no legal obligation to make additional investments in the hotel. In December 2009, we received $2,084 in connection with the sale of the tax credits which was recorded as equity income for the year ended December 31, 2009. New Valley anticipates receiving an additional $2,700 in various installments between 2010 and 2012.

Losses on Long-term Investments.  We recorded a loss of $21,900 in 2008 due to the performance of three of our long-term investments in various investment funds in 2008. During 2008, one of our long-term investments was impaired due to a portion of its underlying assets being held in an account with the European subsidiary of Lehman Brothers Holdings Inc. while our other long-term investments were impaired as a result of the funds’ performances in 2008. We record impairment charges when it is determined an other-than-temporary decline in fair value exists in any of our long-term investments. Thus, future impairment charges may occur. In April 2008, we elected to withdraw our investment in Jefferies Buckeye Fund, LLC (“Buckeye Fund”), a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. We recorded a loss of $567 during the first quarter of 2008 associated with the Buckeye Fund’s performance, which has been included as “Other expense” on our consolidated statement of operations. We received proceeds of $8,328 in May 2008 and received an additional $925 of proceeds in 2009, which was included in “Other current assets” on our consolidated balance sheet as of December 31, 2008.

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

Recent Developments in Tobacco-Related Litigation

The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2009, there were approximately 7,200 individual suits (excluding approximately 100 individual cases pending in West Virginia state court as part of a consolidated action; Liggett has been severed from the trial of the consolidated action), seven purported class actions and four healthcare cost recovery actions pending in the United States in which Liggett or us, or both, were named as a defendant.

Liggett Only Cases.  In April 2004, in Davis v. Liggett Group, a Florida state court jury awarded compensatory damages of $540 against Liggett, plus interest and attorneys’ fees. This award is final and was paid by Liggett. There are currently five cases pending where Liggett is the only tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases. In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages of $1,200 against Liggett, but found that the plaintiff was 40% at fault. Therefore, plaintiff was awarded $720 in compensatory damages plus $96 in expenses. Punitive damages were not awarded. Liggett appealed the award. In May 2009, the court granted plaintiff’s motion for an award of attorneys’ fees but the amount has not yet been determined. In Hausrath v. Philip Morris, a case pending in New York state court, plaintiffs recently dismissed all defendants other than Liggett. The other three individual actions, in which Liggett is the only tobacco company defendant, are dormant.

Engle Progeny Cases.  In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co.  rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and/or the Company have been named in approximately 7,160 Engle progeny cases in both state and federal courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases. These cases include approximately 8,585 plaintiffs, approximately 3,860 of whom have claims pending in federal court. Duplicate cases were filed in federal and state court on behalf of approximately 660 plaintiffs. The majority of the cases pending in federal court are stayed pending the outcome of an appeal to the United States Court of Appeals for the Eleventh Circuit of several district court orders in which it was found that the Florida Supreme Court’s decision in Engle was unconstitutional. The number of progeny cases will likely increase as the courts may require multi-plaintiff cases to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties. As of December 31, 2009, 42 alleged Engle progeny cases, where Liggett is currently named as a defendant, were scheduled for trial in 2010. As of December 31, 2009, ten Engle progeny cases have been tried resulting in eight plaintiff verdicts and two defense verdicts. In one of these cases, the Campbell case, the jury awarded $7,800 in compensatory damages against all defendants, $156 of which was awarded against Liggett. These cases are all currently on appeal. In June 2002, the jury in Lukacs v. R. J. Reynolds Tobacco Company, an individual case brought under the third phase of the Engle case, awarded $37,500, (subsequently reduced by the court to $24,835) of compensatory damages, plus interest, jointly and severally, against Liggett and two other cigarette manufacturers and found Liggett 50% responsible for the damages. In November 2008, the court entered final judgment. The defendants have appealed. The plaintiffs are seeking an award of attorneys’ fees from Liggett. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.

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

Revenue Recognition.  Revenues from sales of cigarettes are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. In accordance with authoritative guidance on how taxes collected from customers and remitted to governmental authorities should be presented in the income statement (that is, gross versus net presentation)”, our accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues and cost of sales totaled $377,771, $168,170 and $176,269 for the years ended December 31, 2009, 2008 and 2007, respectively. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

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

Restructuring and Asset Impairment Charges.  We have recorded charges related to employee severance and benefits, asset impairments, contract termination and other associated exit costs during 2003, 2004, 2006 and 2009. The calculation of severance pay requires management to identify employees to be terminated and the timing of their severance from employment. The calculation of benefits charges requires actuarial assumptions including determination of discount rates. The asset impairments were recorded in accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, which requires management to estimate the fair value of assets to be disposed of. These restructuring charges are based on management’s best estimate at the time of restructuring. The status of the restructuring activities is reviewed on a quarterly basis and any adjustments to the reserve, which could differ materially from previous estimates, are recorded as an adjustment to operating income.

Contingencies.  We record Liggett’s product liability legal expenses and other litigation costs as operating, selling, general and administrative expenses as those costs are incurred. As discussed in Note 12 to our consolidated financial statements and above under the heading “Recent Developments in Tobacco-Related Litigation”, legal proceedings are pending or threatened in various jurisdictions against Liggett. A large number of individual product liability cases have been filed in state and federal courts in Florida as a result of the Florida Supreme Court’s decision in the Engle case. We record a provision for loss in litigation in our consolidated financial statements when we believe an unfavorable outcome is probable and the amount of loss can be reasonably estimated. In all our pending legal proceedings, management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending tobacco-related litigation or the costs of defending such cases, and, except for the previously mentioned case, we have not provided any amounts in our consolidated financial statements for unfavorable outcomes, if any. You should not infer from the absence of any such reserve in our consolidated financial statements that Liggett will not be subject to significant tobacco-related liabilities in the future. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.

Settlement Agreements.  As discussed in Note 12 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the Master Settlement Agreement recorded in the accompanying consolidated statements of operations were $67,158 for 2009, $48,554 for 2008 and $48,755 for 2007. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

Derivatives; Beneficial Conversion Feature.  We measure all derivatives, including certain derivatives embedded in other contracts, at fair value and recognize them in the consolidated balance sheet as an asset or a liability, depending on our rights and obligations under the applicable derivative contract. We have issued variable interest senior convertible debt in a series of private placements where a portion of the total interest payable on the debt is computed by reference to the cash dividends paid on our common stock. This portion of the interest payment is considered an embedded derivative within the convertible debt, which we are required to separately value. As a result, we have bifurcated this embedded derivative and estimated the fair value of the embedded derivative liability. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is then amortized to interest expense over the term of the debt using the effective interest method.

At December 31, 2009 and 2008, the fair value of derivative liabilities was estimated at $153,016 and $77,245, respectively. The increase is due to the issuance of an additional $46,029 of convertible debt in 2009 and the losses on the changes in fair value of convertible debt.

Changes to the fair value of these embedded derivatives are reflected on our consolidated statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. We recognized a loss of $35,925 in 2009, a gain of $24,337 in 2008 and a loss of $6,109 in 2007 due to changes in the fair value of the embedded derivatives.

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

We recognized non-cash interest expense of $5,390, $5,805 and $3,768 in 2009, 2008 and 2007, respectively, due to the amortization of the debt discount attributable to the embedded derivatives and $2,869, $2,963 and $1,868 in 2009, 2008 and 2007, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.

Inventories.  Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and Vector Tobacco. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions.

Stock-Based Compensation.  Our stock-based compensation uses a fair value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight line basis over the requisite service period of the award. We recognized stock-based compensation expense of $292, $186 and $197 in 2009, 2008 and 2007 related to the amortization of stock option awards and $3,350, $3,364 and $3,332 related to the amortization of restricted stock grants. As of December 31, 2009 and 2008, there was $5,171 and $255, respectively, of total unrecognized cost related to employee stock options and $5,705 and $2,591, respectively, of total unrecognized cost related to restricted stock grants. See Note 11 to our consolidated financial statements.

Employee Benefit Plans.  The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of December 31, 2009, our benefit obligations and service cost were computed assuming a discount rate of 5.75% and 6.75%, respectively. In determining our expected rate of return on plan assets we consider input from our external advisors and historical returns based on the expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 3.0%, 2.5% and 6.7% for the years ended December 31, 2009, 2008 and 2007, respectively, and our actual five-year annual rate of return on our pension plan assets was 3.5%, 1.2% and 11.3% for the years ended December 31, 2009, 2008 and 2007, respectively. In computing expense for the year ended December 31, 2010, we will use an assumption of a 7% annual rate of return on our pension plan assets. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.

Net pension expense for defined benefit pension plans and other postretirement benefit expense aggregated approximately $4,435, $3,445 and $3,885 for 2009, 2008 and 2007, respectively, and we currently anticipate such expense will be approximately $5,000 for 2010. In contrast, our funding obligations under the pension plans are governed by the Employee Retirement Income Security Act (“ERISA”). To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the tax qualified pension plans for the pension plan year beginning on January 1, 2010 and ending on December 31, 2010.

In September 2006, the FASB issued amended authoritative guidance over employers’ accounting for defined benefit pension and other postretirement plans requiring an employer to recognize the overfunded or underfunded status of their benefit plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. The prospective requirement to recognize the funded status of a benefit plan and to provide the required disclosures became effective for us on December 31, 2006. In addition, the amended guidance requires an employer to measure benefit plan assets and obligations that determine the funded status of a plan as of the end of its fiscal year. Prior to the adoption of this guidance, we measured the funded status of our plans at September 30. The new measurement date requirements became effective for us on December 31, 2008.

Long-Term Investments and Impairments.  At December 31, 2009, we had long-term investments of $50,323, which consisted primarily of investment partnerships investing in investment securities and real estate. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of the investment partnerships is provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. Gains are recognized when realized in our consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. On a quarterly basis, we evaluate our investments to determine whether an impairment has occurred. If so, we also make a determination of whether such impairment is considered temporary or other-than-temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts and circumstances driven. However, among the matters that are considered in making such a determination are the period of time the investment has remained below its cost or carrying value, the severity of the decline, the likelihood of recovery given the reason for the decrease in market value and our original expected holding period of the investment.

Income Taxes.  The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time and, as a result, changes in our subjective assumptions and judgments may materially affect amounts recognized in our consolidated financial statements. See Note 10 to our consolidated financial statements for additional information regarding our accounting for income taxes and uncertain tax positions.

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

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three years ended December 31, 2009 were Liggett, Vector Tobacco, and Real Estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes by Liggett and Vector Tobacco. The Vector Tobacco segment includes research relating to reduced risk cigarette products, as well as until 2009 the marketing of the low nicotine and nicotine-free cigarette products, and, for segment reporting purposes, excludes Vector Tobacco’s conventional cigarette business. The Real Estate segment includes our equity income, investment in real estate and investments in non-consolidated real estate businesses.

	Year Ended December 31,
	2009		2008	2007
	(Dollars in thousands)

Revenues:

Liggett	$799,955	(1)	$562,660	$551,687
Vector Tobacco	1,539	(2)	2,526	3,743

Total revenues	$801,494		$565,186	$555,430

Operating income (loss):

Liggett	$168,032	(1)	$170,181	$159,347
Vector Tobacco	(7,117	)(2)	(8,331)	(9,896)

Total tobacco	160,915		161,850	149,451
Real estate	(886)		—	—
Corporate and other	(16,862)		(26,546)	(23,947)

Total operating income	$143,167		$135,304	$125,504

(1)	Includes a gain of $5,000 on the Philip Morris brand transaction completed in February 2009.

(2)	Includes restructuring costs of $900 in 2009.

2009 Compared to 2008

Revenues.  Total revenues were $801,494 for the year ended December 31, 2009 compared to $565,186 in 2008. This $236,308 (41.8%) increase in revenues was due to a $237,295 (42.2%) increase in revenues at Liggett and a $987 (39.1%) decline in revenues at Vector Tobacco. The increase in Liggett’s revenues was primary associated with the increase in federal excise taxes on cigarettes effective April 1, 2010 discussed below.

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

All of Liggett’s sales for 2009 and 2008 were in the discount category. For the year ended December 31, 2009, net sales at Liggett totaled $799,955, compared to $562,660 in 2008. Revenues increased by 42.2% ($237,295) due to a favorable price variance of $226,469 and sales mix of $14,457 primarily related to LIGGETT SELECT and GRAND PRIX offset by an unfavorable volume variance of $3,261 (approximately 49.9 million units). The favorable price variance was primarily attributable to increases of $209,601 in federal excise taxes associated with the increase in tax rate effective April 1, 2010. Net revenues of the LIGGETT SELECT brand increased $7,661 for the year ended December 31, 2009 compared to 2008 from a favorable variance from pricing of $60,304 ($29,024 attributable to the excise tax increase) offset by a decrease in unit volume of 29.0% (751.1 million units). Net revenues of the GRAND PRIX brand increased $45,366 for 2009 compared to 2008 from a favorable variance from pricing of $71,332 ($48,048 attributable to the excise tax increase) offset by a decrease in volume of 14.8% (416.5 million units). Net revenues of Liggett’s PYRAMID brand increased $103,019 due to increased volume of 1,197.7 million units following the brand’s repositioning in the second quarter of 2009.

Revenues at Vector Tobacco for the year ended December 31, 2009 were $1,539 compared to $2,526 in the 2008 period due to decreased sales volume. Vector Tobacco’s revenues in both periods related to sales of QUEST.

Tobacco Gross Profit.  Tobacco gross profit was $224,109 for the year ended December 31, 2009 compared to $229,887 in 2008. This represented a decrease of $5,778 (2.5%) when compared to the same period in 2008, due primarily to decreased sales volume of LIGGETT SELECT and GRAND PRIX for the year ended December 31, 2009. Liggett’s brands contributed 100% to our gross profit in 2009 compared to 99.6% to tobacco gross profit in 2008.

Liggett’s gross profit of $224,278 for the year ended December 31, 2009 decreased $4,704 from gross profit of $228,982 in 2008. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 53.1% for the year ended December 31, 2009 compared to gross profit of 58.0% for 2008. This decrease in Liggett’s gross profit in the 2009 period was attributable primarily to volume mix.

Vector Tobacco’s gross loss was $169 for the year ended December 31, 2009 compared to gross profit of $905 in 2008. The decrease was due primarily to the reduced sales volume.

Expenses.  Operating, selling, general and administrative expenses were $85,041 for the year ended December 31, 2009 compared to $94,583 in 2008, a decrease of $9,542 (10.1%). Expenses at Liggett were $61,246 for the year ended December 31, 2009 compared to $58,801 in 2008, an increase of $2,445 or 4.2%. The increase in expense at Liggett related to an increase in pension expense in the 2009 period compared to the 2008 period offset by decreased product liability and other litigation costs. Liggett’s product liability expenses and other litigation costs were approximately $6,000 in 2009 compared to $8,800 in 2008. Expenses at Vector Tobacco for the year ended December 31, 2009 were $6,948 compared to expenses of $9,236 in 2008, primarily due to reduced research-related expenses. Expenses at the corporate level decreased from $26,546 in 2008 to $15,961 in 2009 due primarily to lower compensation expense and expenses associated with our Supplemental Retirement Plan in 2009 due to the retirement of our former Executive Chairman on December 30, 2008. The real estate segment expenses of $886 in 2009 related to expenses incurred in connection with Escena’s operations.

For the year ended December 31, 2009, Liggett’s operating income decreased $2,149 to $168,032 compared to $170,181 in 2008, primarily due to the decline in gross profit discussed above offset by the $5,000 gain from the brands transaction. For year ended December 31, 2009, Vector Tobacco’s operating loss was $7,117 compared to a loss of $8,331 for 2008 due to reduced employee expense and decreased research costs partially offset by lower sales volume.

Other Income (Expenses).  For the year ended December 31, 2009, other expenses were $114,630 compared to $40,732 for the year ended December 31, 2008. For the year ended December 31, 2009, other expenses primarily consisted of interest expense of $68,490, a loss on the extinguishment of the 5% Notes of $18,573, a loss of $8,500 associated with a decline in value of the former Escena mortgage receivable ($5,000) and the Aberdeen real estate investment ($3,500), a loss of $35,925 for changes in fair value of derivatives embedded within convertible debt, equity income of $15,213 on non-consolidated real estate businesses, and interest income of $492 offset by $1,153 of other expenses. The equity income of $15,213 for the 2009 period consisted of $11,429 from New Valley’s investment in Douglas Elliman Realty, $2,084 from 16th and K, $1,500 from New Valley Oaktree Chelsea Eleven LLC and $200 from another non-consolidated real estate business. For the year ended December 31, 2008, other expenses consisted of interest expense of $62,335 and losses of $21,900 associated with the performance of three investment partnerships, a decline in value of the former mortgage receivable of $4,000, a loss of $3,000 associated with the performance of our investment securities available for sale and a loss of $3,500 associated with our investment in Aberdeen, which was offset by equity income from non-consolidated real estate businesses of $24,399, a gain from changes in fair value of derivatives embedded within convertible debt of $24,337, and interest and dividend income of $5,864. The equity income of $24,399 for the 2008 period resulted from New Valley’s investment in Douglas Elliman Realty which contributed $11,833 and $12,566 from 16th and K, which consisted of equity losses from the operations of the St. Regis Hotel of $3,796 offset by income of $16,362 in connection with the gain on the disposal of 16th and K’s interest in 90% of the St. Regis Hotel in Washington, D.C.

The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The losses for the changes in fair value of the embedded derivatives in the year ended December 31, 2009 was primarily the result of narrowing credit spreads in both the United States corporate credit markets and the market for our debt in the 2009 period offset by interest payments. The gain from the embedded derivatives in 2008 was primarily the result of interest payments during the period and increasing spreads between corporate debt and convertible debt.

Income before income taxes.  Income before income taxes for the year ended December 31, 2009 was $28,537 compared to income before income taxes of $94,572 in 2008.

Income tax provision.  The income tax provision was $3,731 for the year ended December 31, 2009 compared to an expense of $34,068 for the same period in 2008. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations. The annual effective income tax rate is reviewed and, if necessary, adjusted on a quarterly basis.

Vector’s income tax rates for the years ended December 31, 2009 and 2008 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction. In addition, we recorded a benefit of $6,166 for the year ended December 31, 2009 resulting from the reduction of a previously established valuation allowance of a deferred tax asset.

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

Vector Tobacco’s gross profit was $905 for the year ended December 31, 2008 compared to gross profit of $1,059 for the same period in 2007. The decrease was due primarily increased pricing.

Expenses.  Operating, selling, general and administrative expenses were $94,583 for the year ended December 31, 2008 compared to $92,967 in 2007, an increase of $1,616, or 1.7%. Expenses at Liggett were $58,801 for the year ended December 31, 2008 compared to $57,996 in 2007, an increase of $805 or 1.4%. The increase in expenses at Liggett in 2008 was due primarily to increased product liability legal expenses and other litigation costs. Liggett’s product liability legal expenses and other litigation costs were $8,800 in 2008 compared to $7,800 in 2007. Expenses at Vector Tobacco for the year ended December 31, 2008 were $9,236 compared to expenses of $11,024 for the year ended December 31, 2007 primarily due to reduced research-related expenses. Expenses at corporate for the year ended December 31, 2008 were $26,546 compared to $23,947 in 2007 with the primary increase in expenses resulting primarily from the recovery of insurance coverage in 2007. In August 2007, New Valley received a favorable arbitral award in connection with a dispute with its insurer over reimbursement of legal fees paid in a previously resolved stockholders’ derivative claim. New Valley and its insurer agreed to resolve this claim, and certain other claims, for the payment to New Valley of $2,788. This settlement resulted in the recognition of a gain in 2007 of approximately $2,400, net of legal fees, which was recorded as a reduction in corporate-level operating, selling, administrative and general expenses.

For the year ended December 31, 2008, Liggett’s operating income increased to $170,181 compared to $159,347 in 2007, primarily due to increased gross profit discussed above. For the year ended December 31, 2008, Vector Tobacco’s operating loss was $8,331 compared to $9,896 for the year ended December 31, 2007 due to reduced employee expense and decreased research costs partially offset by lower sales volume.

Other Income (Expenses).  For the year ended December 31, 2008, other expenses were $40,732 compared to income of $1,099 for the year ended December 31, 2007. For the year ended December 31, 2008, other expenses consisted of interest expense of $62,335, losses of $21,900 associated with the performance of three investment partnerships, a decline in value in the mortgage receivable of $4,000, a loss of $3,000 associated with the performance of our investments securities available for sale and a loss of $3,500 associated with our investment in

Aberdeen, which was offset by equity income from non-consolidated real estate businesses of $24,399, a gain from changes in fair value of derivatives embedded within convertible debt of $24,337, and interest and dividend income of $5,864. For the year ended December 31, 2007, other income consisted of $20,000 for the NASA lawsuit settlement, equity income from non-consolidated real estate businesses of $16,243, a gain from the exchange of the LTS notes of $8,121 and interest and dividend income of $9,897 and was offset by interest expense of $45,762, a loss on changes in fair value of derivatives embedded within convertible debt of $6,109 and a loss on investments of $1,216.

The equity income of $24,399 for the 2008 period resulted from New Valley’s investment in Douglas Elliman Realty which contributed $11,833 and $12,566 from 16th and K, which consisted of equity losses from the operations of the St. Regis Hotel of $3,796 offset by income of $16,362 in connection with the gain on the disposal of 16th and K’s interest in 90% of the St. Regis Hotel in Washington, D.C. The equity income from non-consolidated real estate businesses of $16,243 for the year ended December 31, 2007 resulted from income of $20,290 related to New Valley’s investment in Douglas Elliman Realty offset by losses of $2,344 in 16th and K and $1,703 in two other real estate investments.

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

Liquidity and Capital Resources

Net cash and cash equivalents decreased by $1,651 in 2009 and $27,012 in 2008 and increased by $91,348 in 2007.

Net cash provided by operations was $5,667 in 2009, $91,265 in 2008 and $109,198 in 2007. The decrease from 2008 to 2009 was primarily due to additional income tax payments in the 2009 period and the payment to the Executive Chairman upon his retirement in accordance with our Supplemental Retirement Plan offset by increased operating income. The decrease in cash provided by operations in 2008 compared to 2007 relates primarily to the receipt of $19,590 in connection with the NASA settlement in 2007.

Cash used in investing activities was $6,816, $33,895 and $51,943 in 2009, 2008 and 2007, respectively. In 2009, cash was used for the purchase of investment securities of $12,427, capital expenditures of $3,848, an increase in cash surrender value of corporate-owned life insurance policies of $839, an investment in non-consolidated real estate assets of $474, a purchase of long-term investments of $51, offset by distributions from non-consolidated real estate businesses of $6,730, proceeds from the liquidation of long-term investments of $2,254, proceeds from the sale or maturity of investment securities of $78 and a decrease in restricted assets of $1,720. In 2008, cash was used for the purchase of the mortgage receivable of $21,704, the investment in Aberdeen for $10,000 and Chelsea for $12,000, the purchase of investment securities of $6,411, capital expenditures of $6,309, purchase of preferred stock in other investments, including Castle Brands, of $4,250, an increase in the cash surrender value of corporate-owned life insurance policies of $938, an increase in restricted assets of $411 and the purchase of long-term investments of $51 offset by the distributions from non-consolidated real estate businesses of $19,393 and from the proceeds from the liquidation of long-term investments of $8,334, and the proceeds from the sale of fixed assets of $452. In 2007, cash was used for the net purchase of $40,091 of long-term investments, capital expenditures of $5,189, the purchase of investment securities of $6,571, investment in non-consolidated real estate businesses of $750, increase in the cash surrender value of corporate-owned life insurance policies of $838 and an increase in restricted assets of $492 offset by the return of capital contributions from non-consolidated real estate businesses of $1,000.

In August 2006, we invested $25,000 in Icahn Partners, LP, a privately managed investment partnership, of which Carl Icahn is the portfolio manager and the controlling person of the general partner and manager of the partnership. In September 2007, we invested an additional $25,000 in Icahn Partners, LP. Based on public filings, we believe affiliates of Mr. Icahn are the beneficial owners of approximately 19.4% of our common stock. On November 1, 2006, we invested $10,000 in Jefferies Buckeye Fund, LLC, a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. Affiliates of Jefferies Asset Management, LLC owned approximately 6.3% of our common stock at December 31, 2009. We also invested an additional $15,000 in other investment partnerships in 2007. In April 2008, we elected to withdraw our investment in Jefferies Buckeye Fund, LLC. We recorded a loss of $567 during the first quarter of 2008 associated with the Buckeye Fund’s performance, which has been included as “Other expense” on our consolidated statement of operations. We received proceeds of $8,328 in May 2008 from the Buckeye Fund and received an additional $925 of proceeds in the first quarter of 2009.

Cash used in financing activities was $502 in 2009 and $84,382 in 2008. Cash provided by financing activities was $34,093 in 2007. Cash used in financing activities in 2009 resulted from proceeds of debt issuance of $118,805, excess tax benefit of options exercised of $9,162, and the proceeds from exercise of stock options of $1,194, offset by cash used for distributions on common stock of $115,778, repayment of debt of $6,179, deferred financing charges of $5,573, and net repayments over borrowings of debt under the revolver of $2,133. In 2008, cash was primarily used for distributions on common stock of $103,870, repayments on debt of $6,329 and deferred financing charges of $137, offset by the excess tax benefit of options exercised of $18,304, net borrowing under the revolver of $4,733, debt issuance of $2,831, and the proceeds from the exercise of options of $86. In 2007, cash was provided from the issuance of $165,000 of our 11% Senior Secured Notes due 2105, $8,000 of debt collateralized by Liggett’s Mebane facility, $1,576 of other equipment financing at Liggett, $5,100 of proceeds from the exercise of options, $2,055 representing the tax benefit of options exercised, offset by distributions on common stock of $99,249, the repayment of $35,000 of debt associated with the Medallion purchase and $6,200 of other equipment debt, deferred financing costs of $9,985 and net borrowings under the revolver of $2,796.

Liggett.  Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $17,382 was outstanding at December 31, 2009. Availability as determined under the facility was approximately $18,600 based on eligible collateral at December 31, 2009. The facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the facility, on a trailing twelve-month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The covenants also require that annual capital expenditures, as defined under the facility, (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year. At December 31, 2009, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were approximately $151,123 for the twelve months ended December 31, 2009.

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

In August 2007, Liggett and Wachovia amended the credit facility to permit the guaranty of our Senior Secured Notes by each of Liggett and Maple and the pledging of certain assets of Liggett and Maple on a subordinated basis to secure their guarantees. The credit facility was also amended to grant to Wachovia a blanket lien on all the assets of Liggett and Maple, excluding any equipment pledged to current or future purchase money or other financiers of such equipment and excluding any real property, other than the Mebane Property and other real property to the extent its value is in excess of $5,000. In connection with the amendment, Wachovia, Liggett, Maple and the collateral agent for the holders of our Senior Secured Notes entered into an intercreditor agreement, pursuant to which the liens of the collateral agent on the Liggett and Maple assets will be subordinated to the liens of Wachovia on the Liggett and Maple assets.

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

Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct, third-party and purported class actions predicated on the theory that they should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Liggett has a number of valid defenses to claims asserted against it, however, litigation is subject to many uncertainties. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $24,835 of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. As of December 31, 2009, interest on the award was more than $15,000. It is possible that additional cases could be decided unfavorably. There are approximately 7,160 Engle progeny cases, in state and federal courts in Florida, where Liggett (and other cigarette manufacturers) and us, were named as defendants. These cases include approximately 8,585 plaintiffs. Approximately 42 cases are currently scheduled for trial in 2010. To date, ten Engle progeny cases have gone to trial resulting in eight plaintiff verdicts and two defense verdicts. In one of these cases, judgment was entered against Liggett for $156. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 12 to our consolidated financial statements and “Legislation and Regulation” below for a description of legislation, regulation and litigation.

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

V.T. Aviation.  In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 119 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,224 in 2011, based on current interest rates.

VGR Aviation.  In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by us. The loan is payable in 119 monthly installments of $40, including annual interest at 2.75% above the 30-day commercial paper rate, with a final payment of $2,855 in 2012 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to our direct subsidiary, VGR Aviation LLC, which has assumed the debt.

Vector Tobacco.  The purchase price for our 2002 acquisition of The Medallion Company, Inc. included $60,000 in notes of Vector Tobacco. Of the notes, $25,000 were repaid in 2004. The remaining $35,000 of notes bore interest at 6.5% per year, payable semiannually, and were paid in full from our available working capital on April 2, 2007.

Vector.  As described above under “Recent Developments”, our scheduled maturities in 2009 declined due to extinguishments and exchanges of debt. On May 11, 2009, we issued in a private placement the 6.75% Note due 2014 in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. On June 30, 2009, we issued $106,940 of our 6.75% Exchange Notes due 2014 in exchange for $99,944 aggregate principal amount of the 5% Notes due 2011, valued at 107% principal amount. On November 16, 2009, we exchanged approximately $555 aggregate principal of the 5% Notes due 2011, valued at 107% principal amount, for $593 aggregate principal of our 6.75% Exchange Notes due 2014 and retired the remaining $360 of the 5% Notes due 2011 for cash.

In August 2007, we sold $165,000 of our 11% Senior Secured Notes due 2015 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. In September 2009, we sold at 94% of face value an additional $85,000 principal amount of our 11% Senior Secured Notes due 2015. We received net proceeds from the 2009 offering of approximately $79,900.

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

	Indenture	December 31,	December 31,
Covenant	Requirement	2009	2008

Consolidated EBITDA, as defined	$50,000	$174,158	$181,007
Leverage ratio, as defined	<3.0 to 1	0.3 to 1	0.1 to 1
Secured leverage ratio, as defined	<1.5 to 1	Negative	Negative

We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2009, we and our subsidiaries had total outstanding indebtedness (including the embedded derivative liabilities related to our convertible notes) of $510,000. We must redeem $11,000 of our 3.875% Variable Interest Senior Convertible Debentures by June 15, 2011, and we may be required to purchase $99,000 of the debentures on June 15, 2012. Approximately $157,500 of our 3.75% convertible debt matures in 2014 and $250,000 of our 11% senior secured notes matures in 2015. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

We believe that our cigarette operations are positive cash flow generating units and will continue to be able to sustain their operations without any significant liquidity concerns.

In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $209,000, investment securities available for sale of approximately $52,000, long-term investments with an estimated value of approximately $70,000 and availability under Liggett’s credit facility of approximately $18,600 at December 31, 2009. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.

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

We adopted authoritative guidance on accounting for income taxes as of January 1, 2007. This guidance requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. It requires that a liability created for unrecognized deferred tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. We did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of the adoption of this guidance that impacted our accumulated deficit at December 31, 2006. The total amount of unrecognized tax benefits was $11,685 at January 1, 2007 and decreased $1,080 during the year ended December 31, 2007. The total amount of tax benefits that, if recognized, would impact the effective tax rate was $11,685 and $10,605 at December 31, 2006 and December 31, 2007, respectively. The total amount of unrecognized tax benefits was $10,605 at January 1, 2008 and decreased $3,102 during the year ended December 31, 2008. The total amount of unrecognized tax benefits was $7,503 at January 1, 2009 and increased $2,713 during the year ended December 31, 2009. The total amount of tax benefits that, if recognized, would impact the effective tax rate was $10,216 and $7,503 at December 31, 2009 and 2008, respectively.

We or our subsidiaries file U.S. federal income tax returns and returns with various state and local jurisdictions. Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of December 31, 2009, our deferred income tax liabilities exceeded our deferred income tax assets by $8,382. Our current deferred income tax liabilities decreased by approximately $84,068 during 2009 primarily as a result of tax payments of approximately $75,500 made in 2009 in connection with the Philip Morris brands transaction. These tax payments resulted from our settlement with the Internal Revenue Service in July 2006, which required us to recognize taxable income of approximately $192,000 from the Philip Morris brand transaction by March 1, 2009.

We continue to classify all interest and penalties as income tax expense. As of the beginning of fiscal 2007, the liability for tax-related interest and penalties amounted to approximately $2,100. At December 31, 2009 and 2008, the liability for tax-related interest and penalties amounted to approximately $2,650 and $2,191, respectively.

Long-Term Financial Obligations and Other Commercial Commitments

Our significant long-term contractual obligations as of December 31, 2009 were as follows:

Contractual Obligations	2010	2011	2012		2013	2014	Thereafter		Total

Long-term debt(1)	$21,889	$16,253	$103,336	(8)	$1,039	$158,144	$254,090	(8)	$554,751
Operating leases(2)	4,218	3,709	3,477		1,646	598	—		13,648
Inventory purchase commitments(3)	12,963	—	—		—	—	—		12,963
Capital expenditure purchase commitments(4)	9,077	—	—		—	—	—		9,077
Funding obligations under credit line	900	—	—		—	—	—		900
New Valley obligations under limited partnership agreements	61	—	—		—	—	—		61
Interest payments(5)	65,034	65,213	66,906		68,768	70,707	274,779		611,407

Total (6),(7)	$114,142	$85,175	$173,719		$71,453	$229,449	$528,869		$1,202,807

(1)	Long-term debt is shown before discount and assumes that only the mandatory redemption amounts will be retired on our 3.875% Variable Interest Senior Convertible Debentures due 2026 (10% and 90% of the principal balance in 2011 and 2026, respectively). For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 7 to our consolidated financial statements.

(2)	Operating lease obligations represent estimated lease payments for facilities and equipment. The amounts presented do not include amounts scheduled to be received under non-cancelable operating subleases of $946 in 2010, $2,135 in 2011, $1,920 in 2012, $651 in 2013 and $159 in 2014 and $0 thereafter. See Note 8 to our consolidated financial statements.

(3)	Inventory purchase commitments represent purchase commitments under our leaf inventory management program. See Note 4 to our consolidated financial statements.

(4)	Capital expenditure purchase commitments represent purchase commitments for machinery and equipment at Liggett and Vector Tobacco. See Note 5 to our consolidated financial statements.

(5)	Interest payments are based on current interest rates at December 31, 2009 and the assumption our current policy of a cash dividend of $0.40 per quarter and an annual 5% stock dividend will continue. In addition, interest payments have been computed assuming that only the mandatory amounts will be retired on our convertible debt as discussed in Note (1) above. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 7 to our consolidated financial statements.

(6)	Not included in the above table is approximately $8,382 of net deferred tax liabilities and $10,216 of unrecognized income tax benefits.

(7)	Because their future cash outflows are uncertain, the above table excludes our pension and postretirement benefit plans and contractual guarantees.

(8)	We may be required to redeem $99,000 of this amount in 2012, 2016 or 2021 in accordance with the terms of our 3.875% Variable Interest Senior Convertible Debentures due 2026.

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

Off-Balance Sheet Arrangements

We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2009, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and we believe the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2009.

At December 31, 2009, we had outstanding approximately $2,765 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.

As of December 31, 2009, New Valley has committed to fund up to $61 to an investment partnership in which it is an investor.

As of December 31, 2009 we have committed to fund up to $900 in a credit line to our investee, Castle Brands Inc.

Market Risk

We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.

As of December 31, 2009, approximately $31,700 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of December 31, 2009, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $165.

In addition, as of December 31, 2009, approximately $74,437 ($267,530 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance.

Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $5,974 with approximately $513 resulting from the embedded derivative associated with our 6.75% Note due 2014, $1,022 resulting from the embedded derivative associated with our 6.75% exchange notes due 2014, and the remaining $4,439 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $6,530 per year.

We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in yield of our debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes our future dividend payments and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of our embedded derivatives was between $149,982 and $156,172. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $153,016 as of December 31, 2009. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

We held investment securities available for sale totaling $51,742 at December 31, 2009, which includes 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. carried at $8,890.

In May, June, and July 2009, we purchased 5,333,526 common shares of Strategic Hotels & Resorts, Inc. for approximately $7,137, excluding commissions. The shares were carried at $9,920 as of December 31, 2009. On July 20, 2009, we reported that we beneficially owned approximately 7.1% of the stock of Strategic Hotels.

See Note 3 to our consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.

We and New Valley also hold long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.

New Accounting Pronouncements

Refer to Note 1, Summary of Significant Accounting Policies, to our financial statements for further information on New Accounting Pronouncements.

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

On June 22, 2009, the President signed into law the “Family Smoking Prevention and Tobacco Control Act” (Public Law 111-31). The law grants the Food and Drug Administration (“FDA”) broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero. Among other measures, the law (under various deadlines):

•	increases the number of health warnings required on cigarette and smokeless tobacco products, increases the size of warnings on packaging and in advertising, requires the FDA to develop graphic warnings for cigarette packages, and grants the FDA authority to require new warnings;

•	requires practically all tobacco product advertising to eliminate color and imagery and instead consist solely of black text on white background;

•	imposes new restrictions on the sale and distribution of tobacco products, including significant new restrictions on tobacco product advertising and promotion, as well as the use of brand and trade names;

•	bans the use of “light,” “mild,” “low” or similar descriptors on tobacco products;

•	bans the use of “characterizing flavors” in cigarettes other than tobacco or menthol;

•	gives the FDA the authority to impose tobacco product standards that are appropriate for the protection of the public health (by, for example, requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling);

•	requires manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products;

•	requires pre-market approval by the FDA for tobacco products represented (through labels, labeling, advertising, or other means) as presenting a lower risk of harm or tobacco-related disease;

•	requires manufacturers to report ingredients and harmful constituents and requires the FDA to disclose certain constituent information to the public;

•	mandates that manufacturers test and report on ingredients and constituents identified by the FDA as requiring such testing to protect the public health, and allows the FDA to require the disclosure of testing results to the public;

•	requires manufacturers to submit to the FDA certain information regarding the health, toxicological, behavioral or physiologic effects of tobacco products;

•	prohibits use of tobacco containing a pesticide chemical residue at a level greater than allowed under federal law;

•	requires the FDA to establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;

•	requires tobacco product manufacturers (and certain other entities) to register with the FDA;

•	authorizes the FDA to require the reduction of nicotine (although it may not require the reduction of nicotine yields of a tobacco product to zero) and the potential reduction or elimination of other constituents, including menthol;

•	imposes (and allows the FDA to impose) various recordkeeping and reporting requirements on tobacco product manufacturers; and

•	grants the FDA the regulatory authority to impose broad additional restrictions.

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

The law imposes user fees on certain tobacco product manufacturers in order to fund tobacco-related FDA activities. User fees will be allocated among tobacco product classes according to a formula set out in the legislation, and then among manufacturers and importers within each class based on market share. The FDA user fees for Liggett and Vector Tobacco for 2009 were $2,300 and we estimate that they will be significantly higher in the future.

The law also imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). As written, these regulations would significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color and graphics in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events, and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for nontobacco products.

In August 2009, several cigarette manufacturers filed a federal lawsuit against FDA challenging the constitutionality of a number of the restrictions imposed by these regulations, including the ban on color and graphics, limits on the right to make truthful statements regarding modified risk tobacco products, restrictions on the placement of outdoor advertising, and a ban on the distribution of product samples. On January 4, 2010, a federal judge ruled that the regulations’ ban on the use of color and graphics in certain tobacco product advertising was unconstitutional and prohibited FDA from enforcing that ban. The judge, however, let stand numerous other advertising and promotion restrictions. While we would expect this decision to be appealed, we cannot predict the future course or outcome of this lawsuit.

Separately, the law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold through non-face-to-face transactions.

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

In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products have been assessed $10,140,000 over a ten year period, commencing in 2005, to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers are currently responsible for 95% of the assessment (subject to adjustment in the future), which is allocated based on relative unit volume of domestic cigarette shipments. Liggett’s and Vector Tobacco’s assessment was approximately $22,900 for 2009. Management anticipates that the assessment will be higher for 2010. The relative cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers are no longer obligated to make certain contractual payments, commonly known as Phase II payments, that they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.

Cigarettes are subject to substantial and increasing federal, state and local excise taxes. Effective April 1, 2009, the federal cigarette excise tax increased from $0.39 to $1.01 per pack. State excise taxes vary considerably and, when combined with sales taxes, local taxes and the federal excise tax, may exceed $4.00 per pack. In 2009, 14 states and the District of Columbia enacted increases in excise taxes and several other states are considering, or have pending, legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had, and will continue to have, an adverse effect on sales of cigarettes.

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

In November 2008, the Federal Trade Commission (“FTC”) rescinded guidance it issued in 1966 that generally permitted statements concerning cigarette “tar” and nicotine yields if they were based on the Cambridge Filter Method, sometimes called the FTC method. In its rescission notice, the FTC also indicated that advertisers should no longer use terms suggesting the FTC’s endorsement or approval of any specific test method, including terms such as “per FTC Method” or other phrases that state or imply FTC endorsement or approval of the Cambridge Filter Method or other machine-based methods for measuring cigarette “tar” or nicotine yields. Also in its rescission notice, the FTC indicated that cigarette descriptors such as “light” and “ultra light” have not been defined by the FTC, nor has the FTC provided any guidance or authorization for their use. The FTC indicated that to the extent descriptors are used in a manner that convey an overall impression that is false, misleading, or unsubstantiated, such use could be actionable. The FTC further indicated that companies must ensure that any continued use of descriptors does not convey an erroneous or unsubstantiated message that a particular cigarette presents a reduced risk of harm or is otherwise likely to mislead consumers. In response to the FTC’s action, we have removed all reference to “tar” and nicotine testing from our point-of-sale advertising. In addition, the new tobacco law imposes a ban — scheduled to take effect in June 2010 — on the use of “light”, “mild”, “low” or similar descriptors on tobacco product labels and in labeling or advertising. To the extent descriptors are no longer used to market or promote our cigarettes, this may have a material adverse effect on us.

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

The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:

•	general economic and market conditions and any changes therein, due to acts of war and terrorism or otherwise,

•	impact of current crises in capital and credit markets, including any continued worsening,

•	governmental regulations and policies,

•	effects of industry competition,

•	impact of business combinations, including acquisitions and divestitures, both internally for us and externally in the tobacco industry,

•	impact of restructurings on our tobacco business and our ability to achieve any increases in profitability estimated to occur as a result of these restructurings,

•	impact of new legislation on our competitors’ payment obligations, results of operations and product costs, i.e. the impact of recent federal legislation eliminating the federal tobacco quota system and providing for regulation of tobacco products by the FDA,

•	impact of substantial increases in federal, state and local excise taxes,

•	uncertainty related to litigation and potential additional payment obligations for us under the Master Settlement Agreement and other settlement agreements with the states, and

•	risks inherent in our new product development initiatives.

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

Our Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 1, 2010, are set forth beginning on page F-1 of this report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which is included herein.

Material Changes in Internal Control

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is contained in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, and incorporated herein by reference.

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

(a)(1) INDEX TO 2009 CONSOLIDATED FINANCIAL STATEMENTS:

Our consolidated financial statements and the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 1, 2010, appear beginning on page F-1 of this report.

(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts	Page F-79

(c) OTHER FINANCIAL STATEMENT REQUIRED BY REGULATION SX:

Liggett Group LLC

The consolidated financial statements of Liggett Group LLC for the three years ended December 31, 2009 are filed as Exhibit 99.2 to this report and are incorporated by reference.

Vector Tobacco Inc.

The consolidated financial statements of Vector Tobacco Inc. for the three years ended December 31, 2009 are filed as Exhibit 99.3 to this report and are incorporated by reference.

Douglas Elliman Realty LLC

The consolidated financial statements of Douglas Elliman Realty LLC for the three years ended December 31, 2009 are filed as Exhibit 99.4 to this report and are incorporated by reference.

(a)(3) EXHIBITS

(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

INDEX OF EXHIBITS

Exhibit
No.	Description

* 3.1	Amended and Restated Certificate of Incorporation of Vector Group Ltd. (formerly known as Brooke Group Ltd.) (“Vector”) (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended September 30, 1999).
* 3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector (incorporated by reference to Exhibit 3.1 in Vector’s Form 8-K dated May 24, 2000).
* 3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended June 30, 2007).
* 3.4	Amended and Restated By-Laws of Vector Group Ltd. (incorporated by reference to Exhibit 3.4 in Vector’s Form 8-K dated October 19, 2007).
* 4.1	Amended and Restated Loan and Security Agreement dated as of April 14, 2004, by and between Wachovia Bank, N.A., as lender, Liggett Group Inc., as borrower, 100 Maple LLC and Epic Holdings Inc. (the “Wachovia Loan Agreement”) (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated April 14, 2004).
* 4.2	Amendment, dated as of December 13, 2005, to the Wachovia Loan Agreement (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated December 13, 2005).
* 4.3	Amendment, dated as of January 31, 2007, to the Wachovia Loan Agreement (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated February 2, 2007).
* 4.4	Amendment, dated as of August 10, 2007, to the Wachovia Loan Agreement (incorporated by reference to Exhibit 4.6 in Vector’s Form 8-K dated August 16, 2007).
* 4.5	Amendment, dated as of August 16, 2007, to the Wachovia Loan Agreement (incorporated by reference to Exhibit 4.7 in Vector’s Form 8-K dated August 16, 2007).
* 4.6	Intercreditor Agreement, dated as of August 16, 2007, between Wachovia Bank, N.A., as ABL Lender, U.S. Bank National Association, as Collateral Agent, Liggett Group LLC, as Borrower, and 100 Maple LLC, as Loan Party (incorporated by reference to Exhibit 99.1 in Vector’s Form 8-K dated August 16, 2007).
* 4.7	Indenture, dated as of July 12, 2006, by and between Vector and Wells Fargo Bank, N.A., relating to the 3 7/8% Variable Interest Senior Convertible Debentures due 2026 (the “3 7/8% Debentures”), including the form of the 3 7/8% Debenture (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated July 11, 2006).
* 4.8	Indenture, dated as of August 16, 2007, between Vector Group Ltd., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 11% Senior Secured Notes due 2015, including the form of Note (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated August 16, 2007).
* 4.9	First Supplemental Indenture, dated as of July 15, 2008, to the Indenture dated August 16, 2007 between Vector Group Ltd., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated July 15, 2008).
* 4.10	Second Supplemental Indenture, dated as of September 1, 2009, to the Indenture dated August 16, 2007 between Vector Group Ltd., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated September 1, 2009).
* 4.11	Pledge Agreement, dated as of August 16, 2007, between VGR Holding LLC, as Grantor, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated August 16, 2007).

Exhibit
No.	Description

* 4.12	Security Agreement, dated as of August 16, 2007, between Vector Tobacco Inc., as Grantor, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.3 in Vector’s Form 8-K dated August 16, 2007).
* 4.13	Security Agreement, dated as of August 16, 2007, between Liggett Group LLC and 100 Maple LLC, as Grantors, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.4 in Vector’s Form 8-K dated August 16, 2007).
* 4.14	Note, dated May 11, 2009, by Vector Group Ltd. to Frost Nevada Investments Trust (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated May 11, 2009).
* 4.15	Purchase Agreement, dated as of May 11, 2009, between Vector Group Ltd. and Frost Nevada Investments Trust (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated May 11, 2009).
* 4.16	Form of Issuance and Exchange Agreement, dated as of June 15, 2009, between Vector Group Ltd. and holders of its 5% Variable Interest Senior Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated June 15, 2009).
* 4.17	Indenture, dated as of June 30, 2009, between Vector Group Ltd. and Wells Fargo Bank, N.A. as trustee, relating to the 6.75% Variable Interest Senior Convertible Exchange Notes Due 2014, including the form of Note (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated June 30, 2009).
* 10.1	Corporate Services Agreement, dated as of June 29, 1990, between Vector and Liggett (incorporated by reference to Exhibit 10.10 in Liggett’s Registration Statement on Form S-1, No. 33-47482).
* 10.2	Services Agreement, dated as of February 26, 1991, between Brooke Management Inc. (“BMI”) and Liggett (the “Liggett Services Agreement”) (incorporated by reference to Exhibit 10.5 in VGR Holding’s Registration Statement on Form S-1, No. 33-93576).
* 10.3	First Amendment to Liggett Services Agreement, dated as of November 30, 1993, between Liggett and BMI (incorporated by reference to Exhibit 10.6 in VGR Holding’s Registration Statement on Form S-1, No. 33-93576).
* 10.4	Second Amendment to Liggett Services Agreement, dated as of October 1, 1995, between BMI, Vector and Liggett (incorporated by reference to Exhibit 10(c) in Vector’s Form 10-Q for the quarter ended September 30, 1995).
* 10.5	Third Amendment to Liggett Services Agreement, dated as of March 31, 2001, by and between Vector and Liggett (incorporated by reference to Exhibit 10.5 in Vector’s Form 10-K for the year ended December 31, 2003).
* 10.6	Corporate Services Agreement, dated January 1, 1992, between VGR Holding and Liggett (incorporated by reference to Exhibit 10.13 in Liggett’s Registration Statement on Form S-1, No. 33-47482).
* 10.7	Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts, and State of Louisiana, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 15 in the Schedule 13D filed by Vector on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).
* 10.8	Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in Vector’s Form 10-Q for the quarter ended March 31, 1997).
* 10.9	Settlement Agreement, dated March 12, 1998, by and among the States listed in Appendix A thereto, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.35 in Vector’s Form 10-K for the year ended December 31, 1997).
* 10.10	Master Settlement Agreement made by the Settling States and Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.’s Form 8-K dated November 25, 1998, Commission File No. 1-8940).
* 10.11	General Liggett Replacement Agreement, dated as of November 23, 1998, entered into by each of the Settling States under the Master Settlement Agreement, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.34 in Vector’s Form 10-K for the year ended December 31, 1998).

Exhibit
No.	Description

* 10.12	Stipulation and Agreed Order regarding Stay of Execution Pending Review and Related Matters, dated May 7, 2001, entered into by Philip Morris Incorporated, Lorillard Tobacco Co., Liggett Group Inc. and Brooke Group Holding Inc. and the class counsel in Engel, et. al., v. R.J. Reynolds Tobacco Co., et. al. (incorporated by reference to Exhibit 99.2 in Philip Morris Companies Inc.’s Form 8-K dated May 7, 2001).
* 10.13	Amended and Restated Employment Agreement dated as of January 27, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 27, 2006).
* 10.14	Employment Agreement, dated as of January 27, 2006, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated January 27, 2006).
* 10.15	Amended and Restated Employment Agreement, dated as of January 27, 2006, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated January 27, 2006).
* 10.16	Employment Agreement, dated as of November 11, 2005, between Liggett Group Inc. and Ronald J. Bernstein (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 11, 2005).
* 10.17	Employment Agreement, dated as of January 27, 2006, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated January 27, 2006).
* 10.18	Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Appendix A in Vector’s Proxy Statement dated April 21, 2004).
10.19	Stock Option Agreement, dated December 3, 2009, between Vector and Richard J. Lampen.
10.20	Stock Option Agreement, dated December 3, 2009, between Vector and Marc N. Bell.
* 10.21	Stock Option Agreement, dated January 22, 2001, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.2 in Vector’s Form 10-Q for the quarter ended March 31, 2001).
10.22	Stock Option Agreement, dated December 3, 2009, between Vector and Howard M. Lorber.
10.23	Stock Option Agreement, dated December 3, 2009, between Vector and J. Bryant Kirkland III.
* 10.24	Option Letter Agreement, dated as of November 11, 2005 between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated November 11, 2005).
* 10.25	Restricted Share Award Agreement, dated as of April 7, 2009, between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated April 10, 2009).
* 10.26	Vector Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.7 in Vector’s Form 8-K dated January 27, 2006).
* 10.27	Vector Supplemental Retirement Plan (as amended and restated April 24, 2008) (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended June 30, 2008).
* 10.28	Closing Agreement on Final Determination Covering Specific Matters between Vector and the Commissioner of Internal Revenue of the United States of America dated July 20, 2006 (incorporated by reference to Exhibit 10.3 in Vector’s Form 10-Q for the quarter ended September 30, 2006).
* 10.29	Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC) dated December 17, 2002 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 8-K dated December 13, 2002).
* 10.30	First Amendment to Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC), dated as of March 14, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended March 31, 2003).
* 10.31	Second Amendment to Operating Agreement of Douglas Elliman Realty, LLC, dated as of May 19, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended June 30, 2003).
* 10.32	Note and Equity Purchase Agreement, dated as of March 14, 2003 (the “Note and Equity Purchase Agreement”), by and between Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC), New Valley Real Estate Corporation and The Prudential Real Estate Financial Services of America, Inc., including form of 12% Subordinated Note due March 14, 2013 (incorporated by reference to Exhibit 10.2 in New Valley’s Form 10-Q for the quarter ended March 31, 2003).

Exhibit
No.	Description

* 10.33	Amendment to the Note and Equity Purchase Agreement, dated as of April 14, 2003 (incorporated by reference to Exhibit 10.3 in New Valley’s Form 10-Q for the quarter ended March 31, 2003).
21	Subsidiaries of Vector.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
23.3	Consent of PricewaterhouseCoopers LLP.
23.4	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Material Legal Proceedings.
99.2	Liggett Group LLC’s Consolidated Financial Statements for the three years ended December 31, 2009.
99.3	Vector Tobacco Inc.’s Consolidated Financial Statements for the three years ended December 31, 2009.
99.4	Douglas Elliman Realty LLC’s Consolidated Financial Statements for the three years ended December 31, 2009.

*	Incorporated by reference

Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. 10.13 through 10.27.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial
Officer

Date: March 1, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2010.

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

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009
ITEMS 8, 15(a)(1) AND (2), 15(c)

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules of the Registrant and its subsidiaries required to be included in Items 8, 15(a) (1) and (2), 15(c) are listed below:

Financial Statement Schedules not listed above have been omitted because they are not applicable or the required information is contained in our consolidated financial statements or accompanying notes.

Liggett Group LLC

The consolidated financial statements of Liggett Group LLC for the three years ended December 31, 2009 are filed as Exhibit 99.2 to this report and are incorporated by reference.

Vector Tobacco Inc.

The consolidated financial statements of Vector Tobacco Inc. for the three years ended December 31, 2009 are filed as Exhibit 99.3 to this report and are incorporated by reference.

Douglas Elliman Realty LLC

The consolidated financial statements of Douglas Elliman Realty LLC for the three years ended December 31, 2009 are filed as Exhibit 99.4 to this report and are incorporated by reference.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders
of Vector Group Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vector Group Ltd. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1(n), Note 1(p) and Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit and other post retirement plans in 2008.

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

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Miami, Florida
March 1, 2010

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	Dollars in thousands, except per share amounts

ASSETS:
Current assets:
Cash and cash equivalents	$209,454	$211,105
Investment securities available for sale	51,743	28,518
Accounts receivable — trade	8,098	9,506
Inventories	98,486	92,581
Deferred income taxes	14,154	3,642
Restricted assets	3,138	2,653
Other current assets	4,135	7,278

Total current assets	389,208	355,283
Property, plant and equipment, net	44,026	50,691
Mortgage receivable, net	—	17,704
Investment in real estate	12,204	—
Long-term investments accounted for at cost	50,323	51,118
Investments in non-consolidated real estate businesses	49,566	50,775
Restricted assets	4,835	6,555
Deferred income taxes	39,838	45,222
Intangible asset	107,511	107,511
Prepaid pension costs	8,994	2,901
Other assets	29,037	29,952

Total assets	$735,542	$717,712

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$21,889	$97,498
Current portion of employee benefits	1,029	21,840
Accounts payable	4,355	6,104
Accrued promotional expenses	12,745	10,131
Income taxes payable, net	19,924	11,803
Accrued excise and payroll taxes payable	24,093	7,004
Settlement accruals	18,803	20,668
Deferred income taxes	17,254	92,507
Accrued interest	13,840	9,612
Other current liabilities	15,076	18,992

Total current liabilities	149,008	296,159
Notes payable, long-term debt and other obligations, less current portion	334,920	210,301
Fair value of derivatives embedded within convertible debt	153,016	77,245
Non-current employee benefits	34,247	34,856
Deferred income taxes	45,120	48,807
Other liabilities	23,913	16,739

Total liabilities	740,224	684,107

Commitments and contingencies
Stockholders’ (deficiency) equity:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 74,510,595 and 69,107,320 shares issued and 71,262,684 and 66,014,070 shares outstanding	7,126	6,601
Additional paid-in capital	15,928	65,103
Retained earnings	—	—
Accumulated other comprehensive loss	(14,879)	(25,242)
Less: 3,247,911 and 3,093,250 shares of common stock in treasury, at cost	(12,857)	(12,857)

Total stockholders’ (deficiency) equity	(4,682)	33,605

Total liabilities and stockholders’ (deficiency) equity	$735,542	$717,712

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	Dollars in thousands, except per share amounts

Revenues*	$801,494	$565,186	$555,430
Expenses:
Cost of goods sold	577,386	335,299	337,079
Operating, selling, administrative and general expenses	85,041	94,583	92,967
Gain on brand transaction	(5,000)	—	—
Restructuring charges	900	—	(120)

Operating income	143,167	135,304	125,504
Other income (expenses):
Interest and dividend income	492	5,864	9,897
Interest expense	(68,490)	(62,335)	(45,762)
Changes in fair value of derivatives embedded within convertible debt	(35,925)	24,337	(6,109)
Loss on extinguishment of debt	(18,573)	—	—
Provision for loss on investments	(8,500)	(32,400)	(1,216)
Gain from conversion of LTS notes	—	—	8,121
Equity income from non-consolidated real estate businesses	15,213	24,399	16,243
Income from lawsuit settlement	—	—	20,000
Other, net	1,153	(597)	(75)

Income before provision for income taxes	28,537	94,572	126,603
Income tax expense	(3,731)	(34,068)	(52,800)

Net income	$24,806	$60,504	$73,803

Per basic common share:
Net income applicable to common shares	$0.34	$0.85	$1.05

Per diluted common share:
Net income applicable to common shares	$0.34	$0.76	$1.02

Cash distributions declared per share	$1.54	$1.47	$1.40

*	Revenues and cost of goods sold include federal excise taxes of $377,771, $168,170 and $176,269 for the years ended December 31, 2009, 2008 and 2007, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

			Additional			Other
	Common Stock		Paid-In	Unearned		Comprehensive	Treasury
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Stock	Total
	Dollars in thousands

Balance, January 1, 2007	57,031,269	$5,703	$132,807	$—	$(28,192)	$(2,587)	$(12,754)	$94,977
Net income	—	—	—	—	73,803	—	—	73,803
Change in net loss and prior service cost, net of taxes	—	—	—	—	—	11,545	—	11,545
Forward contract adjustments, net of taxes	—	—	—	—	—	28	—	28
Unrealized gain on long-term investments accounted for under the equity method, net of taxes	—	—	—	—	—	226	—	226
Unrealized gain on investment securities, net of taxes	—	—	—	—	—	8,967	—	8,967

Total other comprehensive income	—	—	—	—	—	—	—	20,766

Total comprehensive income	—	—	—	—	—	—		94,569

Distributions and dividends on common stock	—	—	(54,054)	—	(45,324)	—		(99,378)
Effect of stock dividend	2,870,589	287	—	—	(287)	—	—	—
Restricted stock grants	40,000	4	(4)	—	—	—	—	—
Tax benefit of options exercised	—	—	2,055	—	—	—	—	2,055
Exercise of options, net of 7,627 shares delivered to pay exercise price	419,210	42	5,161	—	—	—	(103)	5,100
Amortization of deferred compensation	—	—	3,529	—	—	—	—	3,529

Balance, December 31, 2007	60,361,068	6,036	89,494	—	—	18,179	(12,857)	100,852
Net income	—	—	—	—	60,504	—	—	60,504
Change in net loss and prior service cost, net of taxes	—	—	—	—	—	(30,989)	—	(30,989)
Forward contract adjustments, net of taxes	—	—	—	—	—	35	—	35
Unrealized gain on long-term investments accounted for
under the equity method, net of taxes	—	—	—	—	—	(399)	—	(399)
Unrealized gain on investment securities, net of taxes	—	—	—	—	—	(12,263)	—	(12,263)

Total other comprehensive loss	—	—	—	—	—	—	—	(43,616)

Total comprehensive income	—	—	—	—	—	—		16,888

Adoption of SFAS No. 158, measurement date	—	—	—	—	(509)	195	—	(314)
Distributions and dividends on common stock	—	—	(46,081)	—	(59,681)	—		(105,762)
Effect of stock dividend	3,142,760	314	—	—	(314)	—	—	—
Tax benefit of options exercised	—	—	18,304	—	—	—	—	18,304
Exercise of options, net of 1,375,895 shares delivered to pay exercise price	2,510,242	251	(164)	—	—	—	—	87
Amortization of deferred compensation	—	—	3,550	—	—	—	—	3,550

Balance, December 31, 2008	66,014,070	6,601	65,103	—	—	(25,242)	(12,857)	33,605
Net income	—	—	—	—	24,806	—	—	24,806
Change in net loss and prior service cost, net of taxes	—	—	—	—	—	6,232	—	6,232
Forward contract adjustments, net of taxes	—	—	—	—	—	34	—	34
Unrealized gain on investment securities, net of taxes	—	—	—	—	—	4,097	—	4,097

Total other comprehensive income	—	—	—	—	—	—	—	10,363

Total comprehensive income	—	—	—	—	—	—		35,169

Distributions and dividends on common stock	—	—	(88,110)	—	(24,473)	—		(112,583)
Restricted stock grant	500,000	50	—	—	—	—	—	50
Effect of stock dividend	3,326,623	333	—	—	(333)	—	—	—
Tax benefit of options exercised	—	—	9,162	—	—	—	—	9,162
Exercise of options, net of 2,814,866 shares delivered to pay exercise price	1,582,074	158	986	—	—	—	—	1,144
Surrender of shares in connection with option exercise	(160,083)	(16)	(2,298)	—	—	—	—	(2,314)
Amortization of deferred compensation	—	—	3,642	—	—	—	—	3,642
Beneficial conversion feature of notes payable, net of taxes	—	—	27,443	—	—	—	—	27,443

Balance, December 31, 2009	71,262,684	$7,126	$15,928	$—	$—	$(14,879)	$(12,857)	$(4,682)

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	Dollars in thousands, except per share amounts

Cash flows from operating activities:
Net income	$24,806	$60,504	$73,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,398	10,057	10,202
Non-cash stock-based expense	3,642	3,550	3,529
Non-cash portion of restructuring and impairment charges	100	53	(120)
Loss on extinguishment of debt	18,573	—	—
Gain on sale of assets	127	—	—
Deferred income taxes	(110,183)	432	44,656
Gain from conversion of LTS notes	—	—	(6,388)
Provision for loss on mortgage receivable	5,000	4,000	—
Provision for loss on non-consolidated real
estate businesses	3,500	3,500	—
Provision for loss on long-term investments accounted
for at cost	—	21,900	—
Loss on long-term investments accounted
under the equity method	—	568	—
Provision for loss on marketable securities	—	3,000	1,216
Equity income in non-consolidated real estate businesses	(15,213)	(24,399)	(16,243)
Distributions from non-consolidated real estate businesses	6,466	8,462	8,878
Non-cash interest (income) expense	51,209	(11,907)	13,912
Changes in assets and liabilities:
Receivables	1,408	(6,393)	12,367
Inventories	(5,905)	(5,756)	4,474
Change in book overdraft	—	198	(179)
Accounts payable and accrued liabilities	4,035	11,850	(46,960)
Cash payments on restructuring liabilities	(902)	(154)	(884)
Other assets and liabilities, net	8,606	11,800	6,935

Net cash provided by operating activities	5,667	91,265	109,198

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2009	2008	2007
	Dollars in thousands, except per share amounts

Cash flows from investing activities:
Proceeds from sale of businesses and assets	41	452	917
Proceeds from sale or maturity of investment securities	78	—	—
Purchase of investment securities	(12,427)	(6,411)	(6,571)
Proceeds from sale or liquidation of long-term investments	2,254	8,334	71
Purchase of long-term investments	(51)	(51)	(40,091)
Purchase of mortgage receivable	—	(21,704)	—
Purchase of Castle Brands and other minority equity interests	—	(4,250)	—
Decrease (increase) in restricted assets	1,720	(411)	(492)
Investments in non-consolidated real estate businesses	(474)	(22,000)	(750)
Distributions from non-consolidated real estate businesses	6,730	19,393	1,000
Capital expenditures	(3,848)	(6,309)	(5,189)
Increase in cash surrender value of life insurance policies	(839)	(938)	(838)

Net cash used in investing activities	(6,816)	(33,895)	(51,943)

Cash flows from financing activities:
Proceeds from issuance of debt	118,805	2,831	174,576
Repayments of debt	(6,179)	(6,329)	(41,200)
Deferred financing charges	(5,573)	(137)	(9,985)
Borrowings under revolver	749,474	531,251	537,746
Repayments on revolver	(751,607)	(526,518)	(534,950)
Distributions on common stock	(115,778)	(103,870)	(99,249)
Proceeds from exercise of Vector options and warrants	1,194	86	5,100
Tax benefit of options exercised	9,162	18,304	2,055

Net cash (used in) provided by financing activities	(502)	(84,382)	34,093

Net (decrease) increase in cash and cash equivalents	(1,651)	(27,012)	91,348
Cash and cash equivalents, beginning of year	211,105	238,117	146,769

Cash and cash equivalents, end of year	$209,454	$211,105	$238,117

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

For purposes of the statements of cash flows, cash includes cash on hand, cash on deposit in banks and cash equivalents, comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances, up to $250 and $500, respectively. Substantially all of the Company’s cash balances at December 31, 2009 are uninsured.

(d)	Financial Instruments:

The carrying value of cash and cash equivalents, restricted assets and short-term loans approximate their fair value.

The carrying amounts of short-term debt reported in the consolidated balance sheets approximate fair value. The fair value of long-term debt for the years ended December 31, 2009 and 2008 was estimated based on current market quotations.

As required by authoritative guidance, derivatives embedded within the Company’s convertible debt are recognized on the Company’s balance sheet and are stated at estimated fair value at each reporting period. Changes in the fair value of the embedded derivatives are reflected quarterly as “Changes in fair value of derivatives embedded within convertible debt.”

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

Liggett’s customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. No single customer represented more than 10% of Liggett’s revenues in 2009, 2008 and 2007. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett’s customer base. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s expectations.

(g)	Accounts Receivable:

Accounts receivable-trade are recorded at their net realizable value.

The allowance for doubtful accounts and cash discounts was $354 and $255 at December 31, 2009 and 2008, respectively.

(h)	Inventories:

Tobacco inventories are stated at the lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and Vector Tobacco. Although portions of leaf tobacco inventories may not be used or sold within one year because of the time required for aging, they are included in current assets, which is common practice in the industry. It is not practicable to determine the amount that will not be used or sold within one year.

(i)	Restricted Assets:

Long-term restricted assets of $4,835 and $6,555 at December 31, 2009 and 2008, respectively, consist primarily of certificates of deposit which collateralize letters of credit and deposits on long-term debt. The certificates of deposit mature at various dates from February 2010 to June 2010.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accounting for its investment in non-consolidated real estate businesses, the Company identified its participation in Variable Interest Entities (“VIE”), which are defined as entities with a level of invested equity insufficient to fund future activities to operate on a stand-alone basis, or whose equity holders lack certain characteristics typical to holders of equity interests, such as voting rights. For entities identified as VIEs, authoritative guidance sets forth a model to evaluate potential consolidation based on an assessment of which party, if any, bears a majority of the exposure to the expected losses, or stands to gain from a majority of the expected returns. In addition, certain disclosures are required regarding interests in VIEs that are deemed significant, even if consolidation is not required.

New Valley accounts for its interests in Douglas Elliman Realty LLC and New Valley Oaktree Chelsea Eleven, LLC on the equity method because the entities neither meet the definition of a VIE nor is New Valley the entity’s primary beneficiary, as defined in authoritative guidance.

The authoritative guidance over VIEs includes a scope exception for certain entities that are deemed to be “businesses” and meet certain other criteria. Entities that meet this scope exception are not subject to the accounting and disclosure rules governing VIEs, but are subject to the pre-existing consolidation rules, which are based on an analysis of voting rights. This scope exception applies to New Valley’s investment in Douglas Elliman Realty LLC and, as a result, the Company is not required to consolidate this business. Further, New Valley is deemed to exert significant influence over these entities.

(l)	Intangible Assets:

The Company reviews intangible assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the intangible assets may not be fully recoverable. Indefinite life intangible assets as of December 31, 2009 and 2008, consisted of $107,511, respectively. This intangible asset relates to the exemption of The Medallion Company (“Medallion”), acquired in April 2002, under the Master Settlement Agreement, which states payments under the MSA continue in perpetuity. As a result, the Company believes it will realize the benefit of the exemption for the foreseeable future.

Other intangible assets, included in other assets, consisting of trademarks and patent rights, are amortized using the straight-line method over 10-12 years and had a net book value of $0 and $45 at December 31, 2009 and 2008, respectively.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

(n)	Pension, Postretirement and Postemployment Benefits Plans:

The cost of providing retiree pension benefits, health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group. On September 29, 2006, the FASB issued new guidance on employers’ accounting for defined benefit pension and other postretirement plans. The new guidance required, among other things, the recognition of the funded status of each defined benefit pension plan, retiree health care and other postretirement benefit plans and postemployment benefit plans on the balance sheet. The Company adopted the new guidance and changed its measurement date for the funded status of the plans from September 30 to December 31 in 2008. (See Note 9.)

(o)	Stock Options:

The Company accounts for employee stock compensation plans by measuring compensation cost for share-based payments at fair value. In September 2009, the Company’s former Executive Chairman delivered 2,120,479 shares of common stock in payment of the exercise price in connection with the exercise of an employee stock option for 3,218,998 shares. In November 2009, four executive officers of the Company delivered 854,470 shares of common stock in payment of the exercise price and income and payroll taxes in connection with the exercise of employee stock options for 1,132,065 shares. In June 2008, the Company’s former Executive Chairman delivered 1,444,690 shares of common stock in payment of the exercise price in connection with the exercise of an employee stock option for 4,072,233 shares. The Company immediately cancelled the shares delivered in these transactions.

(p)	Income Taxes:

The Company adopted new authoritative guidance for accounting for uncertainty in income taxes on January 1, 2007. The new guidance requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. The new guidance requires that a liability created for unrecognized deferred tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(r)	Revenue Recognition:

Sales:  Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of any related inventory cost recoveries. Certain sales incentives, including buydowns, are classified as reductions of net sales. The Company’s accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues and cost of goods sold totaled $377,771, $168,170, and $176,269 for the years ended December 31, 2009, 2008 and 2007, respectively. Since the Company’s primary line of business is tobacco, the Company’s financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

Shipping and Handling Fees and Costs:  Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs, which were $4,059 in 2009, $4,509 in 2008, and $4,717 in 2007 are recorded as operating, selling, administrative and general expenses.

(s)	Advertising and Research and Development:

Advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $3,159, $3,282 and $3,083 for the years ended December 31, 2009, 2008 and 2007, respectively.

Research and development costs, primarily at Vector Tobacco, are expensed as incurred and included within operating, selling, administration and general expenses, and were $2,533, $3,988, and $4,220 for the years ended December 31, 2009, 2008 and 2007, respectively.

(t)	Earnings Per Share:

Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 29, 2009, September 29, 2008, and September 28, 2007, respectively. The dividends were recorded at par value of $333 in 2009, $314 in 2008, and $287 in 2007 since the Company did not have retained earnings in each of the aforementioned years. In connection with the 5% stock dividends, the Company increased the number of shares subject to outstanding stock options by 5% and reduced the exercise prices accordingly.

For purposes of calculating basic EPS, earnings available to common stockholders for the period are reduced by the contingent interest and the non-cash interest expense associated with the discounts created by the beneficial conversion features and embedded derivatives related to the Company’s convertible debt issued. The convertible debt issued by the Company are participating securities due to the contingent interest feature and had no impact on EPS for the years ended December 31, 2009, 2008 and 2007 as the dividends on the common stock reduced earnings available to common stockholders so there were no unallocated earnings.

As discussed in Note 11, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under authoritative guidance. The Company recognizes payments of the dividend equivalent rights ($4,342, net of taxes of $1,725, $4,865, net of taxes of $2,144, and $6,475, net of taxes of $200, for the years ended December 31, 2009, 2008 and 2007, respectively) on these options as reductions in additional paid-in capital on the Company’s consolidated balance

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheet. As a result, in its calculation of basic EPS for the years ended December 31, 2009, 2008 and 2007, respectively, the Company has adjusted its net income for the effect of these participating securities as follows:

	2009	2008	2007

Net income	$24,806	$60,504	$73,803
Income attributable to participating securities	(956)	(2,783)	(4,817)

Net income available to common stockholders	$23,850	$57,721	$68,986

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

Basic and diluted EPS were calculated using the following shares for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Weighted-average shares for basic EPS	69,513,609	67,708,495	65,724,435
Plus incremental shares related to stock options and warrants	66,427	753,078	1,836,293
Plus incremental shares related to convertible debt	—	6,219,710	—

Weighted-average shares for diluted EPS	69,580,036	74,681,283	67,560,728

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the years ended December 31, 2009, 2008 and 2007 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

	Year Ended December 31,
	2009	2008	2007

Number of stock options	1,629,442	540,472	183,383

Weighted-average exercise price	$15.66	$18.30	$24.98

Weighted-average shares of non-vested restricted stock	158,926	69,941	N/A

Weighted-average expense per share	$16.28	$16.79	N/A

Weighted-average number of shares issuable upon conversion of debt	15,015,099	7,359,474	13,579,184

Weighted-average conversion price	$16.86	$15.20	$16.34

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted EPS are calculated by dividing income by the weighted average common shares outstanding plus dilutive common stock equivalents. The Company’s convertible debt was anti-dilutive in 2009 and 2007. As a result of the dilutive nature in 2008 of the Company’s 3.875% variable interest senior convertible debentures due 2026, the Company adjusted its net income for the effect of these convertible securities for purposes of calculating diluted EPS as follows:

	Year Ended December 31,
	2009	2008	2007

Net income	$24,806	$60,504	$73,803
Income attributable to 3.875% variable
interest senior convertible debentures due 2026	—	(962)	—
Income attributable to participating securities	(971)	(2,783)	(4,817)

Net income for diluted EPS	$23,835	$56,759	$68,986

(u)	Comprehensive Income:

Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward contracts and minimum pension liability adjustments. Total comprehensive income was as follows:

	Year Ended December 31,
	2009	2008	2007

Net income	$24,806	$60,504	$73,803
Net unrealized gains (losses) on investment securities available for sale:
Change in net unrealized gains (losses), net of income taxes	4,097	(14,047)	8,248
Net unrealized losses reclassified into net income, net of income taxes	—	1,784	719

Net unrealized gains (losses) on investment securities available for sale, net of income taxes	4,097	(12,263)	8,967

Change in net unrealized (losses) gains, net of income taxes	—	(674)	226
Net unrealized losses reclassified into net income, net of income taxes	—	275	—

Net unrealized (losses) gains on long-term investments accounted for under the equity method	—	(399)	226
Net change in forward contracts	34	35	28
Net change in pension-related amounts, net of income taxes	6,232	(30,989)	11,545

Comprehensive income	$35,169	$16,888	$94,569

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007

Net unrealized gains on investment securities available for sale, net of income taxes of $4,238, $1,456 and $9,943, respectively	$6,201	$2,104	$14,367
Net unrealized gains on long-term investment accounted for under the equity method, net of income taxes of $0, 0, and $276, respectively			399
Forward contracts adjustment, net of income taxes of $170, $195 and $219, respectively	(248)	(282)	(317)
Pension-related amounts, net of income taxes of $13,513, $17,408 and $2,452, respectively	(20,832)	(27,064)	3,730

Accumulated other comprehensive income (loss)	$(14,879)	$(25,242)	$18,179

(v)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of the Company’s embedded derivatives was between $149,982 and $156,172. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $153,016 as of December 31, 2009. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 7.)

(w)	Capital and Credit Market Crisis:

The Company has performed additional assessments to determine the impact, if any, of market developments, on the Company’s consolidated financial statements. The Company’s additional assessments have included a review of access to liquidity in the capital and credit markets, counterparty creditworthiness, value of the Company’s investments (including long-term investments, mortgage receivable and employee benefit plans) and macroeconomic conditions. The volatility in capital and credit markets may create additional risks in the upcoming months and possibly years and the Company will continue to perform additional assessments to determine the impact, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(x)	Contingencies:

The Company records Liggett’s product liability legal expenses and other litigation costs as operating, selling, general and administrative expenses as those costs are incurred. As discussed in Note 12, legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett and the Company.

The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.

(y)	New Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification is the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in Statement of Financial Accounting Standards and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In response, the Company has used plain English or included the references to the Codification, as appropriate, in these consolidated financial statements.

In January 2008, the FASB issued new accounting guidance on fair value measurement. The guidance does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. On January 1, 2009, the Company adopted the guidance as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The guidance defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements. (See Note 11.)

In April 2009, the FASB issued a staff position providing additional guidance that clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. The staff position guidance reaffirms the objective of fair value measurement, as stated in the original guidance which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The adoption of the staff position guidance had no impact on the Company’s consolidated financial statements.

In January 2009, the FASB’s revised guidance on business combinations became effective. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2009, the FASB guidance on the disclosures about derivative instruments and hedging activities became effective. The guidance seeks qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit-risk-related contingent features in hedged positions. The guidance also seeks enhanced disclosure around how derivative instruments and related hedged items are accounted for under the standard and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued guidance on the accounting for convertible debt instruments that may be settled in cash upon conversion. The adoption of the guidance had no impact on the Company’s consolidated financial statements.

On January 1, 2009, the FASB’s amended guidance on determining whether instruments granted in share-based payment transactions are participating securities became effective for the Company. The amended guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of the amended guidance had no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on the methodology for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of the guidance did not have an impact on the Company’s consolidated financial statements.

In April 2009, FASB issued authoritative guidance on disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented in order to provide more timely information about the effects of current market conditions on financial instruments. Prior to the new guidance, the fair values of those assets and liabilities were disclosed only once each year. With the new guidance, the Company discloses this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the consolidated balance sheets at fair value. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued authoritative guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the guidance is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. The Company has adopted the new disclosure requirements (see Note 9).

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. The Company will adopt this Statement for interim and annual reporting periods beginning on January 1, 2010. The Company does not expect the adoption of this amended guidance to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The amended guidance eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity,

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exception means more entities will be subject to consolidation assessments and reassessments. The Company will adopt these statements for interim and annual reporting periods beginning on January 1, 2010. The Company is currently evaluating any potential impact of the adoption of this amended guidance on its consolidated financial statements.

In May 2009, the FASB issued guidance which establishes general standards of: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not impact the Company’s consolidated financial statements.

In January 2010, the FASB issued authoritative guidance intended to improve disclosure about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances, and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosure about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard will not impact the Company’s consolidated financial statements.

2.	RESTRUCTURINGS

In March 2009, Vector Tobacco eliminated nine full-time positions. Vector Tobacco recognized pre-tax restructuring charges of $900 in 2009. The restructuring charges primarily related to employee severance and benefit costs.

The components of the combined pre-tax restructuring charges relating to the Vector Tobacco’s 2006 and 2009 restructurings for the years ended December 31, 2009, 2008 and 2007, respectively, were as follows:

	Employee	Non-Cash	Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Balance, January 1, 2007	$484	$—	$338	$822
Change in estimate	(71)	—	8	(63)
Utilized	(343)	—	(346)	(689)

Balance, December 31, 2007	70	—	—	70
Change in estimate	(14)	—	—	(14)
Utilized	(56)	—	—	(56)

Balance, December 31, 2008	—	—	—	—
Restructuring charges	738	30	232	1,000
Change in estimate	(47)	(3)	(50)	(100)
Utilized	(586)	(27)	(167)	(780)

Balance, December 31, 2009	$105	$—	$15	$120

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liggett Vector Brands Restructuring.  During 2004, Liggett Vector Brands adopted a restructuring plan in its continuing effort to adjust the cost structure of the Company’s tobacco business and improve operating efficiency. In connection with the restructuring, the Company eliminated approximately 330 full-time positions and 135 part-time positions as of December 15, 2004. The Company also consolidated its operations, subletting its New York office space and relocating several employees. The Company recognized pre-tax restructuring charges of $10,583 in 2004, with approximately $5,659 of the charges related to employee severance and benefit costs and approximately $4,924 to contract termination and other associated costs. Approximately $2,503 of these charges represented non-cash items.

The components of the combined pre-tax restructuring charges relating to the 2004 Liggett Vector Brands restructurings for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Employee	Non-Cash	Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Balance, January 1, 2007	$—	$—	$850	$850
Change in estimate	—	—	(57)	(57)
Utilized	—	—	(195)	(195)

Balance, December 31, 2007	—	—	598	598
Change in estimate	—	—	(39)	(39)
Utilized	—	—	(98)	(98)

Balance, December 31, 2008	—	—	461	461
Change in estimate	—	—	—	—
Utilized	—	—	(122)	(122)

Balance, December 31, 2009	$—	$—	$339	$339

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of taxes and non-controlling interests. The Company recorded a loss related to other-than-temporary declines in the fair value of its marketable equity securities of $3,018 and $1,216 for the years ended December 31, 2008 and 2007, respectively. (See Note 1.)

The components of investment securities available for sale at December 31, 2009 and 2008 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

2009
Marketable equity securities	$41,304	$13,051	$(2,613)	$51,742

2008
Marketable equity securities	$24,958	$5,024	$(1,464)	$28,518

Investment securities available for sale as of December 31, 2009 and 2008 include New Valley’s 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. (“LTS”) common stock, which were carried at $8,890 and $10,000, respectively.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVENTORIES

Inventories consist of:

	December 31,	December 31,
	2009	2008

Leaf tobacco	$48,942	$48,880
Other raw materials	3,497	5,128
Work-in-process	2,388	314
Finished goods	59,293	46,202

Inventories at current cost	114,120	100,524
LIFO adjustments	(15,635)	(7,943)

	$98,485	$92,581

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At December 31, 2009, Liggett had leaf tobacco purchase commitments of approximately $12,963. During 2007 the Company entered into a single source supply agreement for fire safe cigarette paper through 2012.

The Company capitalizes the incremental prepaid cost of the Master Settlement Agreement in ending inventory.

LIFO inventories represent approximately 100% and 95% of total inventories at December 31, 2009 and 2008, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	December 31,	December 31,
	2009	2008

Land and improvements	$1,493	$1,418
Buildings	13,575	13,575
Machinery and equipment	107,607	105,645
Leasehold improvements	2,215	2,269
Construction-in-progress	924	730

	125,814	123,637
Less accumulated depreciation	(81,788)	(72,946)

	$44,026	$50,691

Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $10,398, $10,057 and $10,202, respectively. Future machinery and equipment purchase commitments at Liggett were $9,077 and $1,072 at December 31, 2009 and 2008, respectively.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	LONG-TERM INVESTMENTS

Long-term investments consist of investments in the following:

	December 31,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Investment partnerships accounted for at cost	$50,323	$69,940	$51,118	$54,997

The principal business of these investment partnerships is investing in investment securities and real estate. The estimated fair value of the investment partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. New Valley is an investor in real estate partnerships where it has committed to make additional investments of up to an aggregate of $61 at December 31, 2009. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

In August 2006, the Company invested $25,000 in Icahn Partners, LP, a privately managed investment partnership, of which Carl Icahn is the portfolio manager and the controlling person of the general partner, and manager of the partnership. In September 2007, the Company invested an additional $25,000 in Icahn Partners, LP. Based on information available in public filings, the Company believes affiliates of Mr. Icahn are the beneficial owners of approximately 18.8% of Vector’s common stock at December 31, 2009.

The Company’s investments constituted less than 3% of the invested funds in each of the other partnerships at December 31, 2009 and 2008 and, in accordance with authoritative guidance for accounting for limited partnership investments, the Company has accounted for such investments using the cost method of accounting.

On November 1, 2006, the Company invested $10,000 in Jefferies Buckeye Fund, LLC (“Buckeye Fund”), a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. The Company believes affiliates of Jefferies Asset Management, LLC beneficially owned approximately 6.3% of Vector’s common stock as of December 31, 2009. The Company recorded a loss of $118 associated with the Buckeye Fund for the year ended December 31, 2007.

In April 2008, the Company elected to withdraw its investment in the Buckeye Fund. The Company recorded a loss of $567 during 2008 associated with the Buckeye Fund’s performance, which has been included as “Other expense” on the Company’s consolidated statement of operations. The Company received proceeds of $8,328 in May 2008 and received an additional $925 of proceeds in 2009, which was included in “Other current assets” on the Company’s consolidated balance sheet at December 31, 2008.

The Company recorded a loss of $21,900 in 2008 due to the performance of three of our long-term investments in various investment funds in 2008. During 2008, one of the Company’s long-term investments was impaired due to a portion of its underlying assets being held in an account with the European subsidiary of Lehman Brothers Holdings Inc. while the Company’s other long-term investments were impaired as a result of the funds’ performances in 2008. The Company determined that an other-than-temporary impairment had occurred during 2008 as a result of its quarterly evaluation of long-term investments. If it is determined that an other-than-temporary decline in fair value exists in long-term investments, the Company records an impairment charge with respect to such investment in its consolidated statements of operations.

The Company received a cash distribution of approximately $847 from one limited partnership in 2009.

The long-term investments are carried on the consolidated balance sheet at cost. The fair value determination disclosed above would be classified as Level 3 under fair value hierarchy disclosed in Note 15 if such assets were recorded on the consolidated balance sheet at fair value. The fair values were determined based on unobservable inputs and were based on company assumptions, and information obtained from the partnerships based on the indicated market values of the underlying assets of the investment portfolio.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the fair value of these investments as of December 31, 2009 were as follows:

Investment
Partnerships
Accounted for at
Cost

Balance as of January 1, 2009	$54,997
Contributions	52
Distributions	(847)
Unrealized gain on long-term
Investments	15,738

Balance as of December 31, 2009	$69,940

The changes in the fair value of these investments as of December 31, 2008 were as follows:

		Investment
	Investment	Partnerships
	Partnerships	Accounted for on
	Accounted for at	the
	Cost	Equity Method

Balance as of January 1, 2008	$89,007	$10,495
Contributions (distributions)	47	(8,328)
Receivable classified as “Other currents assets”	—	(925)
Unrealized loss on long-term investments	(12,157)	(675)
Other than temporary impairment on long-term investments	(21,900)	—
Realized loss on long-term investments	—	(567)

Balance as of December 31, 2008	$54,997	$—

Because of the recent capital and credit market crisis, the Company will continue to perform additional assessments to determine the impact, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.

In the future, the Company may invest in other investments, including limited partnerships, real estate investments, equity securities, debt securities, derivatives and certificates of deposit, depending on risk factors and potential rates of return.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	December 31,	December 31,
	2009	2008

Vector:
11% Senior Secured Notes due 2015, net of unamortized
discount of $4,849 and $0	$245,151	$165,000
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $39,755 and $0*	10,245	—
6.75% Variable Interest Senior Convertible Exchange Notes due 2014, net of unamortized discount of $69,749 and $0*	37,781	—
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $83,589 and $83,993*	26,411	26,007
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $0 and $39,565*	—	72,299
Liggett:
Revolving credit facility	17,382	19,515
Term loan under credit facility	6,755	7,290
Equipment loans	4,852	8,307
V.T. Aviation:
Note payable	3,882	5,266
VGR Aviation:
Note payable	3,687	4,053
Other	663	62

Total notes payable, long-term debt and other obligations	356,809	307,799
Less:
Current maturities	(21,889)	(97,498)

Amount due after one year	$334,920	$210,301

*	The fair value of the derivatives embedded within the 6.75% Variable Interest Convertible Note ($23,890 and $0 at December 31, 2009 and 2008, respectively), 6.75% Variable Interest Senior Convertible Exchange Notes ($47,552 and $0 at December 31, 2009 and 2008, respectively), 3.875% Variable Interest Senior Convertible Debentures ($81,574 and $51,829 at December 31, 2009 and 2008, respectively) and the 5% Variable Interest Senior Convertible Notes ($0 and $25,416 at December 31, 2009 and 2008, respectively) is separately classified as a derivative liability in the consolidated balance sheets.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses. In addition, some of the guarantees are collateralized by second priority or first priority security interests in certain collateral of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.

Variable Interest Senior Convertible Debt — Vector:

Vector has issued four series of variable interest senior convertible debt. All four series of debt pay interest on a quarterly basis at a stated rate plus an additional amount of interest on each payment date. The additional amount is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt would be convertible on such record date (the “Additional Interest”).

5% Variable Interest Senior Convertible Notes due November 2011:

Between November 2004 and April 2005, the Company sold $111,864 principal amount of its 5% Variable Interest Senior Convertible Notes due November 15, 2011 (the “5% Notes”). In May 2009, the holder of $11,005 principal amount of the 5% Notes exchanged its 5% Notes for $11,775 principal amount of the Company’s 6.75% Variable Interest Senior Convertible Note due 2014 (the “6.75% Note”) as discussed below. In June 2009, certain holders of $99,944 principal amount of the 5% Notes exchanged their 5% Notes for $106,940 principal amount of the Company’s 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 (the “6.75% Exchange Notes”). In November 2009, the Company retired $360 of the remaining $915 principal amount of the 5% Notes for cash and exchanged approximately $555 of the remaining 5% Notes for $593 principal amount of the 6.75% Exchange Notes. As of December 31, 2009, no 5% Notes remained outstanding after these exchanges.

6.75% Variable Interest Senior Convertible Note due 2014:

On May 11, 2009, the Company issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. The note pays interest (“Total Interest”) on a quarterly basis at a rate

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 6.75% per annum. The note is convertible into the Company’s common stock at the holder’s option. The conversion price as of December 31, 2009 of $14.32 per share (approximately 69.8139 shares of common stock per $1,000 principal amount of the note) is subject to adjustment for various events, including the issuance of stock dividends. The note will mature on November 15, 2014. The Company will redeem on May 11, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the note necessary to prevent the note from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the note) occurs, the Company will be required to offer to repurchase the note at 100% of its principal amount, plus accrued interest.

The purchaser of the 6.75% Note is an entity affiliated with Dr. Phillip Frost, who reported, after the consummation of the sale, beneficial ownership of approximately 11.7% of the Company’s common stock.

6.75% Variable Interest Senior Convertible Exchange Notes due 2014:

In June 2009, the Company entered into agreements with certain holders of the 5% Notes to exchange their 5% Notes for the Company’s 6.75% Exchange Notes. In June 2009, certain holders of $99,944 principal amount of the 5% Notes exchanged their 5% Notes for $106,940 of the 6.75% Exchange Notes. In November 2009, certain holders of $555 of the 5% Notes exchanged their 5% Notes for $593 of the Company’s 6.75% Exchange Notes.

The Company issued its 6.75% Exchange Notes to the holders in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 3(a)(9) thereof. The notes pay interest (“Total Interest”) on a quarterly basis beginning August 15, 2009 at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 6.75% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price as of December 31, 2009 of $16.25 per share (approximately 61.5366 shares of common stock per $1,000 principal amount of notes) is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on November 15, 2014. The Company will redeem on June 30, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make whole” payment.

3.875% Variable Interest Senior Convertible Debentures due 2026:

In July 2006, the Company sold $110,000 of its 3.875% variable interest senior convertible debentures due 2026 in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933.

The debentures pay interest on a quarterly basis at a rate of 3.875% per annum plus Additional Interest (the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into the Company’s common stock at the holder’s option. The conversion price at December 31, 2009 was $17.69 per share (approximately 56.535 shares of common stock per $1,000 principal amount of the note), is subject to adjustment for various events, including the issuance of stock dividends.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2009	2008	2007

6.75% note	$331	$—	$—
6.75% exchange notes	1,210	—	—
3.875% convertible debentures	455	360	(28)
5% convertible notes	3,394	5,445	3,796

Interest expense associated with embedded derivatives	$5,390	$5,805	$3,768

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Year Ended December 31,
	2009	2008	2007

6.75% note	$(2,323)	$—	$—
6.75% exchange notes	(3,237)	—	—
3.875% convertible debentures	(29,745)	16,082	(8,104)
5% convertible notes	(620)	8,255	1,995

Loss (gain) on changes in fair value of derivatives embedded within convertible debt	$(35,925)	$24,337	$(6,109)

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the fair value of derivatives embedded within convertible debt:

		6.75%	3.875%	5%
	6.75%	Exchange	Convertible	Convertible
	Note	Notes	Debentures	Notes	Total

Balance at January 1, 2007	$—	$—	$59,807	$35,666	$95,473
Loss (gain) from changes in fair value of embedded derivatives	—	—	8,104	(1,995)	6,109

Balance at December 31, 2007	—	—	67,911	33,671	101,582
Gain from changes in fair value of embedded derivatives	—	—	(16,082)	(8,255)	(24,337)

Balance at December 31, 2008	—	—	51,829	25,416	77,245
Issuance of 6.75% Note	21,567	—	—	(2,485)	19,082
Issuance of 6.75% Exchange Notes	—	44,315	—	(23,551)	20,764
Loss from changes in fair value of embedded derivatives	2,323	3,237	29,745	620	35,925

Balance at December 31, 2009	$23,890	$47,552	$81,574	$—	$153,016

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

A summary of non-cash interest expense associated with the amortization of the debt discount created by the beneficial conversion feature on the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2009	2008	2007

Amortization of beneficial conversion feature:
6.75% note	$289	$—	$—
6.75% exchange notes	748	—	—
3.875% convertible debentures	(51)	(54)	(215)
5% convertible notes	1,883	3,017	2,083

Interest expense associated with beneficial conversion feature	$2,869	$2,963	$1,868

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unamortized Debt Discount on Variable Interest Senior Convertible Debt:

The following table reconciles unamortized debt discount within convertible debt:

		6.75%	3.875%	5%
	6.75%	Exchange	Convertible	Convertible
	Note	Notes	Debentures	Notes	Total

Balance at January 1, 2007	$—	$—	$84,056	$53,906	$137,962
Amortization of embedded derivatives	—	—	28	(3,796)	(3,768)
Amortization of beneficial conversion feature	—	—	215	(2,083)	(1,868)

Balance at December 31, 2007			84,299	48,027	132,326
Amortization of embedded derivatives	—	—	(360)	(5,445)	(5,805)
Amortization of beneficial conversion feature	—	—	54	(3,017)	(2,963)

Balance at December 31, 2008	—	—	83,993	39,565	123,558
Issuance of convertible notes - embedded derivative	21,567	44,315	—	—	65,882
Issuance of convertible notes - beneficial conversion feature	18,808	27,392	—	—	46,200
Issuance of 6.75% Note-write-off of unamortized debt discount	—	—	—	(3,311)	(3,311)
Issuance of 6.75% Exchange Notes-write-off of unamortized debt discount	—	—	—	(30,977)	(30,977)
Amortization of embedded derivatives	(331)	(1,210)	(455)	(3,394)	(5,390)
Amortization of beneficial conversion feature	(289)	(748)	51	(1,883)	(2,869)

Balance at December 31, 2009	$39,755	$69,749	$83,589	$—	$193,093

Loss on Extinguishment of Debt:

The exchange of the 5% Notes for the 6.75% Notes and the 6.75% Exchange Notes qualifies as extinguishment of debt due to the significant change in terms. The loss was $18,573 for the year ended December 31, 2009. A summary of the Company’s loss on the extinguishment of the 5% Notes for the year ended December 31, 2009 is as follows:

		6.75%
	6.75%	Exchange
	Note	Notes	Total

Issuance of additional notes payable	$770	$7,034	$7,804
Termination of embedded derivative	(2,485)	(23,551)	(26,036)
Write-off of deferred finance costs	257	2,260	2,517
Write-off of unamortized debt discount, net	3,311	30,977	34,288

Loss on extinguishment of debt	$1,853	$16,720	$18,573

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility — Liggett:

Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”) under which $17,382 was outstanding at December 31, 2009. Availability as determined under the facility was approximately $18,600 based on eligible collateral at December 31, 2009. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on Liggett’s manufacturing facility. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability, as defined, under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility.

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

Equipment Loans — Liggett:

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

In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 119 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,224 based on current interest rates.

Note Payable —	VGR Aviation:

In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by the Company. The loan is payable in 119 monthly installments of $40, including annual interest of 2.75% above the 30-day average commercial paper rate, with a final payment of $2,855 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to the Company’s direct subsidiary, VGR Aviation LLC, which assumed the debt.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Notes Payable and Long-term Debt:

The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in Note 1. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein are not necessarily indicative of the amount that could be realized in a current market exchange.

	December 31,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Notes payable and long-term debt	$334,920	$573,439	$307,799	$447,520

Scheduled Maturities:

Scheduled maturities of long-term debt are as follows:

		Unamortized
	Principal	Discount	Net

Year Ending December 31:
2010	$21,889	$—	$21,889
2011	16,253	1,270	14,983
2012	103,336	82,319	21,017
2013	1,039	—	1,039
2014	158,144	109,504	48,640
Thereafter	254,090	4,849	249,241

Total	$554,751	$197,942	$356,809

The scheduled maturities of $103,336 (principal amount) in 2012 reflect $99,000 (principal amount), which may be required to be redeemed in 2012 in accordance with the terms of its 3.875% Variable Interest Senior Convertible Debentures due 2026.

Weighted-Average Interest Rate on Current Maturities of Long-Term Debt:

The weighted-average interest rate on the Company’s current maturities of long-term debt at December 31, 2009 was approximately 11.74%.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	COMMITMENTS

Certain of the Company’s subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with non-cancelable terms of one year or more as of December 31, 2009 are as follows:

	Lease	Sublease
	Commitments	Rentals	Net

Year Ending December 31:
2010	$4,218	$946	$3,272
2011	3,709	2,135	1,574
2012	3,477	1,920	1,557
2013	1,646	651	995
2014	598	159	439
Thereafter	—	—	—

Total	$13,648	$5,811	$7,837

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

The Company’s rental expense for the years ended December 31, 2009, 2008 and 2007 was $3,904, $3,825 and 3,928, respectively.

9.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plans and Postretirement Plans:

Defined Benefit Plans.  The Company sponsors three defined benefit pension plans (two qualified and one non-qualified) covering virtually all individuals who were employed by Liggett on a full-time basis prior to 1994. Future accruals of benefits under these three defined benefit plans were frozen between 1993 and 1995. These benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the two qualified pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans’ assets and benefit obligations were measured at December 31, 2009 and 2008, respectively.

The Company also sponsors a Supplemental Retirement Plan (“SERP”) where the Company will pay supplemental retirement benefits to certain key employees, including executive officers of the Company. In January 2006, the Company amended and restated its SERP (the “Amended SERP”), effective January 1, 2005. The amendments to the plan were intended, among other things, to cause the plan to meet the applicable requirements of Section 409A of the Internal Revenue Code. The Amended SERP is intended to be unfunded for tax purposes, and payments under the Amended SERP will be made out of the general assets of the Company except that, under the terms of the Chairman’s amended employment agreement, the Company agreed during 2006, 2007 and 2008 to pay $125 per quarter into a separate trust for him that was used to fund a portion of his benefits under the Amended SERP. Under the Amended SERP, the benefit payable to a participant at his normal retirement date is a lump sum amount which is the actuarial equivalent of a predetermined annual retirement benefit set by the Company’s board of directors. Normal retirement date is defined as the January 1 following the attainment by the participant of the later of age 60 or the completion of eight years of employment following January 1, 2002 with the Company or a subsidiary, except that, under the terms of the Chairman’s amended employment agreement, his normal retirement date was accelerated by one year to December 30, 2008.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the retirement of the Chairman, he received in July 2009 a payment of $20,860 under the terms of the Company’s Supplemental Retirement Plan. The payment was partially funded by approximately $1,554 held in the separate trust discussed above.

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

At December 31, 2009, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2010 – $0; 2011 – $1,676; 2012 – $1,703; 2013 – $20,647; 2014 – $7,232 and 2015 to 2019 – $0. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit; conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.

Postretirement Medical and Life Plans.  The Company provides certain postretirement medical and life insurance benefits to certain employees. Substantially all of the Company’s manufacturing employees as of December 31, 2009 are eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 400 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to approximately 215 active employees and 475 retirees who reach retirement age and are eligible to receive benefits under one of the Company’s defined benefit pension plans. The Company’s postretirement liabilities are comprised of Medicare Part B and life insurance premiums.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

			Other
	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at January 1	$(156,318)	$(159,776)	$(8,743)	$(9,836)
Service cost	(1,319)	(3,789)	(15)	(14)
Interest cost	(9,385)	(9,525)	(566)	(591)
Gap period cash flow	—	3,192	—	194
Gap period service and interest cost	—	(3,328)	—	(151)
Benefits paid	32,903	12,583	596	642
Expenses paid	507	—	—	—
Actuarial (gain) loss	(8,431)	4,325	(677)	1,013

Benefit obligation at December 31	$(142,043)	$(156,318)	$(9,405)	$(8,743)

Change in plan assets:
Fair value of plan assets at January 1	$111,266	$169,465	$—	$—
Gap period cash flow	—	(3,278)	—	—
Actual return on plan assets	26,085	(42,810)	—	—
Expenses paid	(507)	—	—	—
Contributions	21,225	472	596	643
Benefits paid	(32,903)	(12,583)	(596)	(643)

Fair value of plan assets at December 31	$125,166	$111,266	$—	$—

Funded status at December 31	$(16,877)	$(45,052)	$(9,405)	$(8,743)

Amounts recognized in the consolidated balance sheets:
Prepaid pension costs	$8,994	$2,901	$—	$—
Other accrued liabilities	(357)	(21,139)	(680)	(701)
Non-current employee benefit liabilities	(25,514)	(26,814)	(8,725)	(8,042)

Net amounts recognized	$(16,877)	$(45,052)	$(9,405)	$(8,743)

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Service cost — benefits earned during the period	$1,319	$4,139	$4,246	$15	$15	$18
Interest cost on projected benefit obligation	9,385	9,525	9,122	567	591	591
Expected return on assets	(7,817)	(12,145)	(12,726)	—	—	—
Prior service cost	801	1,402	1,402	—	—	—
Time contractual termination benefits	(1,808)	—	632	—	—	—
Amortization of net loss (gain)	2,136	98	705	(163)	(180)	(105)

Net expense	$4,016	$3,019	$3,381	$419	$426	$504

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost for the year ending December 31, 2010.

	Defined	Post-
	Benefit	Retirement
	Pension Plans	Plans	Total

Prior service cost	$2,018	$—	$2,018
Actuarial loss (gain)	1,358	(130)	1,228

As of December 31, 2009, current year accumulated other comprehensive income, before income taxes, consists of the following:

	Defined	Post-
	Benefit	Retirement
	Pension Plans	Plans	Total

Prior year accumulated other comprehensive income	$(46,314)	$1,842	$(44,472)
Amortization of prior service costs	801	—	801
Effect of settlement	(1,808)	—	(1,808)
Amortization of gain (loss)	2,136	(163)	1,973
Net (loss) gain arising during the year	9,837	(676)	9,161

Current year accumulated other comprehensive (loss) income	$(35,348)	$1,003	$(34,345)

As of December 31, 2009, there was $34,345 of items not yet recognized as a component of net periodic pension benefit, which consisted of future pension benefits of $35,348 associated with the amortization of net loss.

As of December 31, 2009, there was $1,003 of items not yet recognized as a component of net periodic postretirement benefit, which consisted of future benefits associated with the amortization of net gains.

As of December 31, 2008, current year accumulated other comprehensive income, before income taxes, consists of the following:

	Defined	Post-
	Benefit	Retirement
	Pension Plans	Plans	Total

Prior year accumulated other
comprehensive income	$5,128	$1,054	$6,182
Amortization of prior service costs	1,402	—	1,402
Amortization of gain (loss)	99	(180)	(81)
Net (loss) gain arising during the year	(53,316)	1,013	(52,303)
Gap period adjustment	373	(45)	328

Current year accumulated other comprehensive (loss) income	$(46,314)	$1,842	$(44,472)

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

As of December 31, 2009, three of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation and fair value of plan assets were $90,216, $90,216 and $64,345, respectively. As of December 31, 2008, three of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $105,677, $105,677 and $57,723, respectively.

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Weighted average assumptions:
Discount rates — benefit obligation	5.75%	6.75%	6.25%	5.75%	6.75%	6.25%
Discount rates — service cost	6.75%	6.25%	5.85%	6.75%	6.25%	5.85%
Assumed rates of return on invested assets	7.50%	7.50%	8.50%	—	—	—
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%

Discount rates were determined by a quantitative analysis examining the prevailing prices of high quality bonds to determine an appropriate discount rate for measuring obligations. The aforementioned analysis analyzes the cash flow from each of the Company’s four benefit plans as well as a separate analysis of the cash flows from the postretirement medical and life insurance plans sponsored by Liggett. The aforementioned analyses then construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the year-by-year, projected benefit cash flow from the respective pension or retiree health plans. The Company uses the lower discount rate derived from the two independent analyses in the computation of the benefit obligation and service cost for each respective retirement liability. The Company uses the discount rate derived from the analysis in the computation of the benefit obligation and service cost for all the plans respective retirement liability.

The Company considers input from its external advisors and historical returns in developing its expected rate of return on plan assets. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. The Company’s actual 10-year annual rate of return on its pension plan assets was 3.0%, 2.5% and 6.7% for the years ended December 31, 2009, 2008 and 2007, respectively, and the Company’s actual five-year annual rate of return on its pension plan assets was 3.5%, 1.2% and 11.3% for the years ended December 31, 2009, 2008 and 2007, respectively.

Gains and losses resulting from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and changes in actual returns on plan assets as compared to assumed returns. These gains and losses are only amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2009, Liggett used a 16.14-year period for its Hourly Plan and an 18.11-year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. The amortization of deferred losses negatively impacts pension expense in the future.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Vector’s defined benefit retirement plan allocations at December 31, 2009 and 2008, by asset category, were as follows:

	Plan Assets at
	December 31,
	2009	2008

Asset category:
Equity securities	50%	44%
Investment grade fixed income securities	26%	26%
High yield fixed income securities	2%	5%
Alternative investments	8%	8%
Short-term investments	14%	17%

Total	100%	100%

The defined benefit plans’ recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value Measurements as of December 31, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Insurance contracts	$2,684	$—	$2,684	$—
Amounts in individually managed investment accounts:
Cash, mutual funds and common stock	71,726	71,726	—	—
Common collective trusts	40,210	—	38,752	1,458
Investment partnership	10,182	—	—	10,182

Total	$124,802	$71,726	$41,436	$11,640

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as of December 31, 2008
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Insurance contracts	$2,280	$—	$2,280	$—
Amounts in individually managed investment accounts:
Cash, mutual funds and common stock	58,634	58,634	—	—
Common collective trusts	39,273	—	33,735	5,538
Investment partnership	9,747	—	—	9,747

Total	$109,934	$58,634	$36,015	$15,285

The fair value determination disclosed above of assets as Level 3 under the fair value hierarchy was determined based on unobservable inputs and were based on company assumptions, and information obtained from the investments based on the indicated market values of the underlying assets of the investment portfolio.

The changes in the fair value of these Level 3 investments as of December 31, 2009 and 2008 were as follows:

	December 31,	December 31,
	2009	2008

Prior year balance	$15,285	$34,637
Distributions	(8,978)	(12,700)
Unrealized loss on long-term investments	3,913	(8,307)
Realized gain on long-term investments	1,420	1,655

Balance as of December 31, 2008	$11,640	$15,285

For 2009 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between (7.24)% and 24.69% between 2010 and 2018 and 4.5% after 2019. For 2008 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 0.0% and 6.6% between 2009 and 2017 and 4.5% after 2018.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$9	$(9)
Effect on benefit obligation	$164	$(151)

To comply with ERISA’s minimum funding requirements, the Company does not currently anticipate that it will be required to make any funding to the pension plans for the pension plan year beginning on January 1, 2010 and ending on December 31, 2010. Any additional funding obligation that the Company may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future pension and postretirement medical benefits payments are as follows:

		Postretirement
	Pension	Medical

2010	12,370	680
2011	13,706	756
2012	13,339	703
2013	31,920	687
2014	18,048	674
2015 — 2019	48,386	3,347

Profit Sharing and Other Plans:

The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $1,098, $1,095 and $828 for the years ended December 31, 2009, 2008 and 2007, respectively.

10.	INCOME TAXES

The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. The amounts provided for income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007

Current:
U.S. Federal	$94,640	$25,747	$5,035
State	19,274	7,889	3,109

	$113,914	$33,636	$8,144

Deferred:
U.S. Federal	$(85,158)	$5,170	$40,575
State	(25,025)	(4,738)	4,081

	(110,183)	432	44,656

Total	$3,731	$34,068	$52,800

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31, 2009		December 31, 2008
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Excess of tax basis over book basis- non-consolidated entities	$8,876	$—	$3,938	$—
Deferral on Philip Morris brand transaction	—	—	—	75,466
Employee benefit accruals	11,084	—	18,803	—
Book/tax differences on fixed and Intangible assets	—	29,671	—	26,908
Book/tax differences on inventory	—	13,015
Book/tax differences on long-term investments	9,950
Impact of accounting on convertible debt	—	13,467	—	18,890
Impact of timing of settlement payments	10,099	—	—	7,854
Various U.S. state tax loss carryforwards	15,138	—	15,211	—
Other	8,354	6,221	26,123	12,196
Valuation allowance	(9,509)	—	(15,211)	—

	$53,992	$62,374	$48,864	$141,314

The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance of $9,509 and $15,211 at December 31, 2009 and 2008, respectively, consisted primarily of a reserve against various state and local net operating loss carryforwards, primarily resulting from Vector Tobacco’s losses.

The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws.

Deferred federal income tax expense differs in 2009, 2008 and 2007 as a result of the utilization of net operating losses in 2007 and reclassifications between current and deferred tax liabilities resulting from the brands transaction in 2009. The deferred federal tax expense in 2007 related to the deferred income tax expenses associated with the utilization of net operating losses and the impact of a change in accounting method for deductibility of accrued settlement costs. The deferred tax expense in 2008 related to the deferred tax expenses associated with the utilization of tax credits. The deferred federal tax benefit in 2009 related to the deferred income tax benefit associated with the reclassification of taxable income on the brands transaction from deferred taxable income to current taxable income (see Note 16) and from the reduction of a previously established valuation allowance against a deferred tax asset. The valuation allowance was reduced for the recognition of state tax net operating losses at Vector Tobacco after evaluating the impact of the negative and positive evidence that such asset would be realized. The Company based its conclusion on the fact that Vector Tobacco reported state taxable income on a separate company basis for the second consecutive year in 2009.

As of December 31, 2009, the Company’s deferred income tax liabilities exceeded its deferred income tax assets by $8,382. As of December 31, 2008, the Company’s deferred income tax liabilities exceeded its deferred income tax assets by $92,450. The largest component of the Company’s deferred tax liabilities at December 31, 2008 existed because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. Philip Morris exercised its option to purchase the remaining interest in Trademarks on February 19, 2009. (See Note 16.)

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the transaction, the Company recognized in 1999 a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. As a result of the exercise of the option, the Company was required to pay tax in the amount of the deferred tax liability. In connection with an examination of the Company’s 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in September 2003 a notice of proposed adjustment. The notice asserted that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options. In July 2006, the Company entered into a settlement with the Internal Revenue Service with respect to the Philip Morris brand transaction. As part of the settlement, the Company agreed that $87,000 of the gain on the transaction would be recognized by the Company as income for tax purposes in 1999 and that the balance of the remaining gain, net of previously capitalized expenses of $900, ($192,000) would be recognized by the Company as income in 2009, upon exercise of the option.

Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2009	2008	2007

Income before income taxes	$28,537	$94,572	$126,603

Federal income tax expense at statutory rate	9,988	33,100	44,311
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	261	2,048	4,674
Non-deductible expenses	1,682	1,771	2,950
Impact of domestic production deduction	(1,201)	(1,608)	—
Tax credits	(833)	—	—
Equity and other adjustments	—	381	115
Impact of tax audit settlements	—	—	(468)
Change in other tax contingencies	—	—	2,114
Changes in valuation allowance, net of equity and tax audit adjustments	(6,166)	(1,624)	(896)

Income tax expense	$3,731	$34,068	$52,800

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the unrecognized tax benefits:

Balance at January 1, 2007	$11,685
Additions based on tax positions related to current year	—
Additions based on tax positions related to prior years	2,242
Reductions based on tax positions related to prior years	(95)
Settlements	—
Expirations of the statute of limitations	(3,227)

Balance at December 31, 2007	10,605
Additions based on tax positions related to current year	—
Additions based on tax positions related to prior years	747
Reductions based on tax positions related to prior years	(317)
Settlements	—
Expirations of the statute of limitations	(3,532)

Balance at December 31, 2008	7,503
Additions based on tax positions related to current year	3,380
Additions based on tax positions related to prior years	2,619
Reductions based on tax positions related to prior years	(550)
Settlements	(903)
Expirations of the statute of limitations	(1,833)

Balance at December 31, 2009	$10,216

In the event the unrecognized tax benefits of $10,216 and $7,503 at December 31, 2009 and 2008, respectively, were recognized, such recognition would impact the annual effective tax rates. During 2009, the accrual for potential penalties and interest related to these unrecognized tax benefits was increased by $459, and in total, as of December 31, 2009, a liability for potential penalties and interest of $2,650 has been recorded. During 2008, the accrual for potential penalties and interest related to these unrecognized tax benefits was reduced by $619, and in total, as of December 31, 2008, a liability for potential penalties and interest of $2,191 has been recorded. The Company classifies all tax-related interest and penalties as income tax expense.

It is reasonably possible the Company may recognize up to approximately $1,900 of currently unrecognized tax benefits over the next 12 months, pertaining primarily to expiration of statutes of limitations of positions reported on state and local income tax returns. The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations.

In 2009, the Internal Revenue Service concluded an audit of the Company’s income tax return for the year ended December 31, 2005. There was no material impact on the Company’s consolidated financial statements as a result of the audit.

11.	STOCK COMPENSATION

The Company grants equity compensation under its Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”). As of December 31, 2009, there were approximately 3,783,653 shares available for issuance under the 1999 Plan.

Stock Options.  The Company accounts for stock compensation by valuing unvested stock options granted prior to January 1, 2006 under the fair value method of accounting and expensing this amount in the statement of operations over the stock options’ remaining vesting period.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized compensation expense of $292 ($173 net of income taxes), $186 ($110 net of income taxes) and $197 ($116 net of income taxes) related to stock options in the years ended December 31, 2009, 2008 and 2007 respectively.

The terms of certain stock options awarded under the 1999 Plan in December 2009 and January 2001 provide for common stock dividend equivalents (at the same rate as paid on the common stock) with respect to the shares underlying the unexercised portion of the options. The Company recognizes payments of the dividend equivalent rights on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet ($4,342, $4,865 and $6,475 net of taxes, for the years ended December 31, 2009, 2008 and 2007, respectively), which is included as “Distributions on common stock” in the Company’s consolidated statement of changes in stockholders’ equity.

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

The assumptions used under the Black-Scholes option pricing model in computing fair value of options are based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company’s common stock over the expected term of the option. The assumptions used for grants in the year ended December 31, 2009 were as follows:

2009

Risk-free interest rate	2.0% – 3.4%
Expected volatility	24.97% – 35.93%
Dividend yield	0.0%
Expected holding period	4.79 – 10 years
Weighted average fair value	$3.58 – $7.40

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of employee stock option transactions follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value(1)

Outstanding on January 1, 2007	10,338,476	$8.83	2.8	$69,246
Granted	—	—
Exercised	(492,605)	$7.91
Cancelled	(10,784)	$21.60

Outstanding on December 31, 2007	9,835,087	$8.80	1.8	$95,238
Granted	—	—
Exercised	(4,284,490)	$5.45
Cancelled	(1,473)	$29.46

Outstanding on December 31, 2008	5,549,124	$11.03	1.7	$13,708
Granted	1,120,000	$14.07
Exercised	(4,398,627)	$10.02
Cancelled	(67,669)	$16.75

Outstanding on December 31, 2009	2,202,828	$14.51	6.6	$1,947

Options exercisable at:
December 31, 2007	9,159,824
December 31, 2008	5,169,119
December 31, 2009	1,056,999

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($14.00, $12.97 and $18.19 at December 31, 2009, 2008 and 2007, respectively) exceeds the option exercise price.

Additional information relating to options outstanding at December 31, 2009 follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
	Outstanding	Remaining		Exercisable
Range of	as of	Contractual Life	Weighted-Average	as of	Weighted-Average
Exercise Prices	12/31/2009	(Years)	Exercise Price	12/31/2009	Exercise Price

$0.00 – 8.83	11,082	3.0	$8.55	11,082	$8.55
$8.84 – 11.78	55,457	0.8	$9.31	55,457	$9.31
$11.79 – 14.73	1,930,723	7.2	$13.75	798,568	$13.31
$14.74 – 17.67	54,693	5.9	$16.83	41,019	$16.83
$17.68 – 20.62	5,892	2.1	$18.76	5,892	$18.76
$20.63 – 23.56	4,644	1.6	$22.64	4,644	$22.64
$23.57 – 26.51	56,138	1.7	$25.04	56,138	$25.04
$26.52 – 29.46	84,199	1.7	$26.92	84,199	$26.92

	2,202,828	6.6	$14.51	1,056,999	$14.96

As of December 31, 2009, there was $5,171 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately four years at December 31, 2009.

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

Non-qualified options for 1,120,000 shares of common stock were issued during 2009. The exercise price of the options granted was $14.07 in 2009. The exercise prices of the options granted in 2009 were at the fair value on the dates of the grants. No options were granted in 2008 and 2007.

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

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $22,771, $44,755 and $3,841, respectively. Tax benefits related to option exercises of $9,162, $18,304 and $2,055 were recorded as increases to stockholders’ equity for the years ended December 31, 2009, 2008 and 2007, respectively.

During 2009, 4,384,907 options, exercisable at prices ranging from $9.48 to $14.15 per share, were exercised for $1,144 in cash and the delivery to the Company of 2,814,866 shares of common stock with a fair market value of $42,768, or $14.61, per share on the date of exercise.

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

Restricted Stock Awards.  In 2005, the President of the Company was awarded a restricted stock grant of 703,255 shares of the Company’s common stock, pursuant to the 1999 Plan. Pursuant to the restricted share agreements, one-fourth of the shares vested on September 15, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through September 15, 2009. The Company recorded deferred compensation of $11,340 representing the fair market value of the total restricted shares on the dates of grant. The deferred compensation will be amortized over the vesting period as a charge to compensation expense. The Company recorded an expense of $1,996, $2,843, and $2,835 associated with the grants for the years ended December 31, 2009, 2008 and 2007, respectively.

In November 2005, the President of Liggett and Liggett Vector Brands was awarded a restricted stock grant of 60,775 shares of the Company’s common stock pursuant to the 1999 Plan. Pursuant to his restricted share agreement, one-fourth of the shares vested on November 1, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through November 1, 2009. The Company recorded deferred compensation of $1,018 representing the fair market value of the restricted shares on the date of grant. The Company recorded an expense of $218, $254 and $254 associated with the grant for each of the years ended December 31, 2009, 2008 and 2007, respectively.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2004, the Company granted 13,401 restricted shares of the Company’s common stock pursuant to the 1999 Plan to each of its four outside directors. The shares vested over a period of three years. The Company recognized $644 of expense over the vesting period, including $89 of expense for the year ended December 31, 2007, respectively.

In June 2007, the Company granted 11,576 restricted shares of the Company’s common stock pursuant to the 1999 Plan to each of its four outside directors. The shares will vest over three years and the Company will recognize $792 of expense over the vesting period. The Company recognized expense of $264, $264 and $154 for the years ended December 31, 2009, 2008 and 2007, respectively, in connection with this restricted stock award.

In April 2009, the President of the Company was awarded a restricted stock grant of 525,000 shares of Vector’s common stock pursuant to the 1999 Plan. Under the terms of the award, one-fifth of the shares vest on September 15, 2010, with an additional one-fifth vesting on each of the four succeeding one-year anniversaries of the first vesting date through September 15, 2014. In the event that his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The fair market value of the restricted shares on the date of grant was $6,467 is being amortized over the vesting period as a charge to compensation expense. The Company recorded an expense of $872 for the year ended December 31, 2009.

As of December 31, 2009, there was $5,705 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately three years at December 31, 2009.

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

Tobacco-Related Litigation:

Overview

Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iii) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the years ended December 31, 2009, 2008 and 2007, Liggett incurred legal expenses and other litigation costs totaling approximately $6,000, $8,800 and $7,800, respectively.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related or other litigation are or can be significant.

Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that 43 states now limit the dollar amount of bonds or require no bond at all. Liggett has secured approximately $3,130 in bonds as of December 31, 2009, although $2,000 of the bonds were subsequently released.

The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be vigorously defended. However, Liggett may enter into settlement discussions in particular cases if it believes it is in the best interest of the Company to do so.

Individual Actions

As of December 31, 2009, there were 41 individual cases pending against Liggett and/or the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. In addition, there were approximately 7,160 Engle progeny cases (defined below) pending against Liggett and the Company, in state and federal courts in Florida, and approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of individual cases by state that are pending against Liggett or its affiliates as of December 31, 2009 (excluding Engle progeny cases and the consolidated cases in West Virginia):

Number
State	of Cases

Florida	15
New York	9
Maryland	8
Louisiana	5
West Virginia	2
Missouri	1
Ohio	1

Liggett Only Cases.  In April 2004, in Davis v. Liggett Group, a Florida state court jury awarded compensatory damages of $540 against Liggett, plus interest and attorneys’ fees. This award is final and was paid by Liggett. There are currently five cases pending where Liggett is the only tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases. In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages of $1,200 against Liggett, but found that the plaintiff was 40% at fault. Therefore, plaintiff was awarded $720 in compensatory damages plus $96 in expenses. Punitive damages were not awarded. Liggett appealed the award. In May 2009, the court granted plaintiff’s motion for an award of attorneys’ fees but the amount has not yet been determined. In Hausrath v. Philip

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Morris, a case pending in New York state court, plaintiffs recently dismissed all defendants other than Liggett. The other three individual actions, in which Liggett is the only tobacco company defendant, are dormant.

The plaintiffs’ allegations of liability in cases in which individuals seek recovery for injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, breach of special duty, strict liability, fraud, concealment, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, property damage, invasion of privacy, mental anguish, emotional distress, disability, shock, indemnity and violations of deceptive trade practice laws, the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), state RICO statutes and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including treble/multiple damages, medical monitoring, disgorgement of profits and punitive damages. Although alleged damages often are not determinable from a complaint, and the law governing the pleading and calculation of damages varies from state to state and jurisdiction to jurisdiction, compensatory and punitive damages have been specifically pleaded in a number of cases, sometimes in amounts ranging into the hundreds of millions and even billions of dollars.

Defenses raised in individual cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statute of limitations, equitable defenses such as “unclean hands” and lack of benefit, failure to state a claim and federal preemption.

In addition to the awards against Liggett in Davis and Ferlanti, jury awards in individual cases have also been returned against other cigarette manufacturers in recent years. The awards in these individual actions, often in excess of millions of dollars, may be for both compensatory and punitive damages. There are several significant jury awards against other cigarette manufacturers which are currently on appeal and several awards which are final and have been paid.

Engle Progeny Cases.  In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co.  rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and the Company have been named in approximately 7,160 Engle progeny cases in both state and federal courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases. These cases include approximately 8,585 plaintiffs, approximately 3,860 of whom have claims pending in federal court. Duplicate cases were filed in federal and state court on behalf of approximately 660 plaintiffs. The majority of the cases pending in federal court are stayed pending the outcome of an appeal to the United States Court of Appeals for the Eleventh Circuit of several district court orders in which it was found that the Florida Supreme Court’s decision in Engle was unconstitutional. The number of Engle progeny cases will likely increase as the courts may require multi-plaintiff cases to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties.

As of December 31, 2009, 42 alleged Engle progeny cases, where Liggett is currently named as a defendant, were scheduled for trial in 2010. As of December 31, 2009, ten Engle progeny cases were tried resulting in eight plaintiff verdicts and two defense verdicts. In one of these cases, the Campbell case, the jury awarded $7,800 in compensatory damages against all defendants, $156 of which was awarded against Liggett. These cases are all currently on appeal. For further information on the Engle case and on Engle progeny cases, including a description of the Lukacs case, see “Class Actions — Engle Case,” below.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class Actions

As of December 31, 2009, there were seven actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the United States Court of Appeals for the Fifth Circuit, in Castano v. American Tobacco Co., reversed a federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.

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

Defenses raised in these cases include, among others, lack of proximate cause, individual issues predominate, assumption of the risk, comparative fault and/or contributory negligence, statute of limitations and federal preemption.

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

In July 2006, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the class should be decertified prospectively, but preserved several of the trial court’s Phase I findings, including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) defendants concealed material information knowing that the information was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vi) defendants sold or supplied cigarettes that were defective; and (vii) defendants were negligent. The Florida Supreme Court decision also allowed former class members to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damage issues, provided they filed their individual lawsuits by January 2008. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. As a result of the decision, approximately 8,585 former Engle class members have cases pending against the Company and Liggett as well as other cigarette manufacturers.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three federal district courts (in the Merlob, Brown and Burr cases) have ruled that the findings in Phase I of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (Brown and Burr) were certified by the trial court for interlocutory review. The certification was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated (in February 2009, the appeal in Burr was dismissed for lack of prosecution). Oral argument was held in January 2010. A decision is pending. Engle progeny cases pending in the federal district courts in the Middle District of Florida have been stayed pending interlocutory review by the Eleventh Circuit. Several state trial court judges have issued contrary rulings that allowed plaintiffs to use the Engle findings to establish elements of their claims and required certain defenses to be stricken.

Lukacs Case.  In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Co., awarded $37,500 in compensatory damages, jointly and severally, in a case involving Liggett and two other cigarette manufacturers, which amount was subsequently reduced by the court. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle progeny case, but was tried almost five years prior to the Florida Supreme Court’s final decision in Engle. In November 2008, the court entered final judgment in the amount of $24,835 (for which Liggett is 50% responsible), plus interest from June 2002 which, as of December 31, 2009, was in excess of $15,000 (for which Liggett is 50% responsible). Defendants filed a notice of appeal in December 2008. Oral argument is scheduled for March 1, 2010. Plaintiff filed a motion seeking an award of attorneys’ fees from Liggett based on plaintiff’s prior proposal for settlement. All proceedings relating to the motion for attorneys’ fees are stayed pending a final resolution of appellate proceedings.

In June 2009, Florida amended its existing bond cap statute by adding a $200,000 bond cap that applies to all Engle progeny lawsuits in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. The legislation, which became effective in June 2009, applies to judgments entered after the effective date and remains in effect until December 31, 2012.

Other Class Actions.  In Smith v. Philip Morris, a Kansas state court case filed in February 2000, plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs seek to recover an unspecified amount in actual and punitive damages. Class certification was granted in November 2001. Discovery is ongoing.

Class action suits have been filed in a number of states against cigarette manufacturers, alleging, among other things, that use of the terms “light” and “ultra light” constitutes unfair and deceptive trade practices, among other things. One such suit, Schwab [McLaughlin] v. Philip Morris, pending in federal court in New York since 2004, sought to create a nationwide class of “light” cigarette smokers. In September 2006, the United States District Court for the Eastern District of New York certified the class. In April 2008, the United States Court of Appeals for the Second Circuit decertified the class. The case was returned to the trial court for further proceedings. In December 2008, the United States Supreme Court, in Altria Group v. Good, ruled that the Federal Cigarette Labeling and Advertising Act did not preempt the state law claims asserted by the plaintiffs and that they could proceed with their claims under the Maine Unfair Trade Practices Act. This ruling has resulted in the filing of additional “lights” class action cases in other states. Although Liggett is not a defendant in the Good case, an adverse ruling or commencement of additional “lights” related class actions could have a material adverse effect on the Company.

In November 1997, in Young v. American Tobacco Co., a purported personal injury class action was commenced on behalf of plaintiff and all similarly situated residents in Louisiana who, though not themselves cigarette smokers, are alleged to have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. In October 2004, the trial court stayed this case pending the outcome of the appeal in Scott v. American Tobacco Co. (see discussion below).

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 1998, in Cleary v. Philip Morris, a putative class action was brought in Illinois state court on behalf of persons who were allegedly injured by: (i) defendants’ purported conspiracy to conceal material facts regarding the addictive nature of nicotine (“Class A”); (ii) defendants’ alleged acts of targeting their advertising and marketing to minors; and (iii) defendants’ claimed breach of the public’s right to defendants’ compliance with laws prohibiting the distribution of cigarettes to minors. Plaintiffs seek disgorgement of all profits unjustly received through defendants’ sale of cigarettes to plaintiffs and the class. In March 2009, plaintiffs filed a third amended complaint adding, among other things, allegations regarding defendants’ sale of “light” cigarettes. In September 2009, the court granted summary judgment to all defendants other than Philip Morris as to the “lights” claims. In November 2009, plaintiffs filed a revised motion for class certification as to the three proposed classes, which motion was denied by the court on February 23, 2010. The court granted leave to the plaintiffs to reinstate the motion as to Class A, if the plaintiffs identify another class representative on or before April 1, 2010. On February 1, 2010, the court granted summary judgment in favor of defendants as to all claims, other than a “lights” claim involving another cigarette manufacturer.

In April 2001, in Brown v. Philip Morris USA, a California state court granted in part plaintiffs’ motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants’ cigarettes “during the applicable time period” and who were exposed to defendants’ marketing and advertising activities in California. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law. In June 2009, the California Supreme Court reversed and remanded the case to the trial court for further proceedings regarding whether the class representatives have, or can, demonstrate standing. In August 2009, the California Supreme Court denied defendants’ rehearing petition and issued its mandate. In September 2009, plaintiffs sought reconsideration of the court’s September 2004 order finding that plaintiffs’ allegations regarding “lights” cigarettes were preempted by federal law, in light of the recent United States Supreme Court decision in Altria Group v. Good. The court is reviewing the question. A hearing is scheduled for March 11, 2010.

Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action, which is scheduled for June 2010. If the case were to proceed against Liggett, it is estimated that Liggett could be a defendant in approximately 100 of the individual cases.

Class certification motions are pending in a number of other cases and a number of orders denying class certification are on appeal. In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers, including Scott. In that case, a Louisiana jury returned a $591,000 verdict (subsequently reduced by the court to $263,500 plus interest from June 2004) against other cigarette manufacturers to fund medical monitoring or smoking cessation programs for members of the class. Oral argument on the appeal occurred in September 2009. A decision is pending.

Health Care Cost Recovery Actions

As of December 31, 2009, there were three active Health Care Cost Recovery Actions pending against Liggett. Other cigarette manufacturers are also named in these matters. The claims asserted in health care cost recovery actions vary. Although, typically, no specific damage amounts are pled, it is possible that requested damages might be in the billions of dollars. In these cases, plaintiffs typically assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Relief sought by some, but not all, plaintiffs include punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other claims asserted include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

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

In August 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court’s decision. Both the government and all defendants, other than Liggett, have filed petitions for writ of certiorari to the United States Supreme Court. In its petition for writ of certiorari, the government is seeking reinstatement of its claims for remedies, including disgorgement of industry profits. Although this case has been concluded as to Liggett, it is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise results in restrictions that adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.

In City of St. Louis v. American Tobacco Company, a case pending in Missouri state court since December 1998, the City of St. Louis and approximately 40 hospitals seek recovery of costs expended by the hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. In June 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which allegedly accrued after November 16, 1993 are pending. Discovery is ongoing. In September 2009, the defendants filed a motion for partial summary judgment on the plaintiffs’ claims for future damages and for fraud. In December 2009, the defendants filed motions for summary judgment based upon, among other things, plaintiffs’ failure to prove unreimbursed costs and plaintiffs’ failure to show fact of injury or damage. These motions are pending before the court. Trial is scheduled to commence January 10, 2011.

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

In May 2008, in National Committee to Preserve Social Security and Medicare v. Philip Morris USA, a case pending in the United States District Court for the Eastern District of New York, plaintiffs commenced an action to recover twice the amount paid by Medicare for the health care services provided to Medicare beneficiaries to treat diseases allegedly attributable to smoking defendants’ cigarettes from May 21, 2002 to the present, for which treatment defendants’ allegedly were required to make payment under the Medicare Secondary Payer provisions of the Social Security Act. Defendants’ Motion to Dismiss and plaintiffs’ Motion for Partial Summary Judgment were filed in July 2008 and, in March 2009, the court granted the defendants’ motion and dismissed the case. Plaintiffs appealed the decision. In September 2009, defendants filed a motion for summary disposition of the appeal and for a

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stay of the briefing schedule. The stay was granted. In January 2010, the Second Circuit Court of Appeals referred the motion for summary affirmance to the Merits Panel and ordered briefing on the motion.

Upcoming Trials

In addition to the June 2010 trial in the City of St. Louis case discussed above, as of December 31, 2009, there were approximately 42 Engle progeny cases that are scheduled for trial in 2010. The Company and Liggett and other cigarette manufacturers are currently named as defendants in each of these cases. Cases against other cigarette manufacturers are also scheduled for trial in 2010. Trial dates are subject to change.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the payment provisions of the MSA, the Participating Manufacturers are required to make annual payments of $9,000,000 (subject to applicable adjustments, offsets and reductions). These annual payments are allocated based on unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligation of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.

Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.5%, 2.5% and 2.7% of the total cigarettes shipped in the United States in 2007, 2008 and 2009 respectively. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. Liggett and Vector Tobacco paid $35,995 for their 2007 MSA obligations and paid $42,799 for their 2008 MSA obligations. In December 2009, Liggett and Vector Tobacco prepaid $45,500 of their 2009 MSA obligations. Additional amounts may be due for 2009 but will not be determined by the Independent Auditor until April 2010.

Certain MSA Disputes

NPM Adjustment.  In March 2006, an economic consulting firm selected pursuant to the MSA rendered its final and non-appealable decision that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers, to non-participating manufacturers, for 2003. This is known as the “NPM Adjustment.” The economic consulting firm subsequently rendered the same decision with respect to 2004, 2005 and 2006. As a result, the manufacturers are entitled to potential NPM Adjustments to their 2003, 2004, 2005 and 2006 MSA payments. The Participating Manufacturers are also entitled to potential NPM Adjustments to their 2007, 2008 and 2009 payments pursuant to an agreement entered into in June 2009 between the OPMs and the Settling States under which the OPMs agreed to make certain payments for the benefit of the Settling States, in exchange for which the Settling States stipulated that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers in 2007, 2008 and 2009. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that Settling State.

For 2003 through 2009, Liggett and Vector Tobacco disputed that they owe the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco have withheld payment associated with these NPM Adjustment amounts. The total amount withheld or paid into a disputed payment account by Liggett and Vector Tobacco for 2003 through 2009 is $21,446. In 2003, Liggett and Vector Tobacco paid the NPM adjustment amount of $9,345 to the Settling States although both companies continue to dispute this amount. At December 31, 2009, included in “Other assets” on the Company’s consolidated balance sheet was a noncurrent receivable of $6,542 relating to such payment.

The following amounts have not been expensed by the Company as they relate to Liggett and Vector Tobacco’s NPM Adjustment claims for 2003 through 2009: $6,542 for 2003, $3,789 for 2004 and $800 for 2005.

Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation was filed in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. All but one of the 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable. All 47 of those decisions are final and non-appealable. One court, the Montana Supreme Court, ruled that Montana’s claim of diligent enforcement must be litigated. This decision has been appealed. In response

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. The agreement provides for selection of the arbitration panel beginning November 1, 2009 and that the parties and the arbitrators will thereafter establish the schedule and procedures for the arbitration. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any potential 2003 NPM adjustment. It is anticipated that the arbitration will commence in 2010. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.

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

The change in the method of calculation could, among other things, result in at least approximately $9,500, plus interest, of additional MSA payments for prior years, by Liggett because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA. The Company currently estimates that future MSA payments would be approximately $2,250 higher per year if the method of calculation is changed. No amounts have been expensed or accrued in the accompanying consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.

Litigation Challenging the MSA.  In Freedom Holdings Inc. v. Cuomo, litigation pending in federal court in New York, certain importers of cigarettes allege that the MSA and certain related New York statutes violate federal antitrust and constitutional law. The district court granted New York’s motion to dismiss the complaint for failure to state a claim. On appeal, the United States Court of Appeals for the Second Circuit held that if all of the allegations of the complaint were assumed to be true, plaintiffs had stated a claim for relief on antitrust grounds. In January 2009, the district court granted New York’s motion for summary judgment, dismissing all claims brought by the plaintiffs, and dissolving the preliminary injunction. Plaintiffs appealed the decision. Oral argument on the appeal occurred in December 2009. A decision is pending.

In Grand River Enterprises Six Nations, Ltd. v. King, another proceeding pending in federal court in New York, plaintiffs seek to enjoin the statutes enacted by New York and other states in connection with the MSA on the grounds that the statutes violate the Commerce Clause of the United States Constitution and federal antitrust laws. In September 2005, the United States Court of Appeals for the Second Circuit held that if all of the allegations of the complaint were assumed to be true, plaintiffs had stated a claim for relief and that the New York federal court had jurisdiction over the other defendant states. On remand, the trial court held that plaintiffs are unlikely to succeed on the merits. Discovery is pending. Similar challenges to the MSA and MSA-related state statutes are pending in Kentucky, Arkansas, Kansas, Louisiana, Tennessee and Oklahoma. Liggett and the other cigarette manufacturers are not defendants in these cases. Litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has not been successful to date.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2008, Vibo Corporation, Inc., d/b/a General Tobacco (“Vibo”) commenced litigation in the United States District Court for the Western District of Kentucky against each of the Settling States and certain Participating Manufacturers. Vibo alleged, among other things, that the market share exemptions (i.e., grandfathered shares) provided to certain SPMs under the MSA, including Liggett and Vector Tobacco, violate federal antitrust and constitutional law. In January 2009, the court issued a memorandum opinion and order dismissing Vibo’s lawsuit. On January 5, 2010, the court entered judgment in favor of the defendants. On January 13, 2010, Vibo appealed to the United States Court of Appeals for the Sixth Circuit. Briefing is underway.

In December 2008, Vibo filed a second lawsuit, seeking declaratory relief under the MSA, in California state court against California and certain cigarette manufacturers, including Liggett and Vector Tobacco, seeking a determination that the proposed amendment to Vibo’s agreement to join the MSA, under which it would no longer have to make certain MSA payments, did not trigger the MSA’s “most favored nation” provision. In March 2009, the OPMs and SPMs each filed motions for summary judgment. In July 2009, the trial court granted the OPMs’ and SPMs’ motions for summary judgment. In September 2009, Vibo filed a notice of appeal which they voluntarily withdrew in January 2010.

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

In 2003, in order to resolve any potential issues with Minnesota as to Liggett’s ongoing economic settlement obligations, Liggett negotiated a $100 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2004, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes the states’ allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. There can be no assurance that Liggett will resolve these matters or that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows. During 2009, Liggett reversed a previously recorded accrual of $2,500 with respect to this matter.

Cautionary Statement.  Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. For example, in addition to $540 awarded in the Davis case, plus legal (which has been paid by Liggett), and $816 awarded in the Ferlanti case, plus legal fees, in June 2002, the jury in the Lukacs case, an individual case brought under Phase III of the Engle case, awarded compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. In November 2008, the court entered final judgment in favor of the plaintiff for $24,835, plus interest from June 11, 2002 which, as of December 31, 2009, exceeded $15,000. Both the Ferlanti and Lukacs verdicts are on appeal. Recently, Liggett was found liable in an Engle progeny case and its portion of the total award is $156. It is possible that additional cases could be decided unfavorably against Liggett. As a result of the Engle decision,

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 8,585 former Engle class members have claims pending against Liggett and the Company and other cigarette manufacturers. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is in its best interest to do so.

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

Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2009.

In December 2009, a complaint was filed against Liggett in Alabama state court by the estate of a deceased woman who died in 2007 in a house fire allegedly caused by the ignition of contents of the house by a Liggett product. Plaintiff is suing under the Alabama Extended Manufacturers Liability Doctrine and for breach of warranty and negligence. The plaintiff seeks both punitive and compensatory damages.

There may be several other proceedings, lawsuits and claims pending against the Company and certain of its consolidated subsidiaries unrelated to tobacco or tobacco product liability. Management is of the opinion that the

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect the Company’s financial position, results of operations or cash flows.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2009	2008	2007

I. Cash paid during the period for:
Interest	$52,487	$48,794	$30,491
Income taxes	94,449	4,015	18,967
II. Non-cash investing and financing activities:
Issuance of stock dividend	333	314	287
Debt issued in debt exchange	119,305	—	—
Debt retired in debt exchange	(111,501)	—	—

14.	RELATED PARTY TRANSACTIONS

In connection with the Company’s private offering of convertible notes in November 2004, in order to permit hedging transactions by the purchasers, the purchasers of the notes required a principal stockholder of the Company, who serves as the Chairman of the Company, to enter into an agreement granting the placement agent for the offering the right, in its sole discretion, to borrow up to 4,432,364 shares of common stock from this stockholder or an entity affiliated with him during a 30-month period through May 2007, subject to extension under various conditions, and that he agreed not to dispose of such shares during this period, subject to limited exceptions. In consideration for this stockholder agreeing to lend his shares in order to facilitate the Company’s offering and accepting the resulting liquidity risk, the Company agreed to pay him or an affiliate designated by him an annual fee, payable on a quarterly basis in cash or, by mutual agreement of the Company and this stockholder, shares of Common Stock, equal to 1% of the aggregate market value of 4,432,364 shares of Common Stock. In addition, the Company agreed to hold this stockholder harmless on an after-tax basis against any increase, if any, in the income tax rate applicable to dividends paid on the shares as a result of the share loan agreement. For the years ended December 31, 2009, 2008 and 2007, the Company recognized expense of $0, $41 and $504 for amounts payable to an entity affiliated with this stockholder under this agreement. This stockholder had the right to assign to one of the Company’s other principal stockholders, who serves as the Company’s President, some or his entire obligation to lend the shares under such agreement. In May 2006, this stockholder assigned to the other stockholder the obligation to lend 650,996 shares of Common Stock under the agreement.

In connection with the April 2005 placement of additional convertible notes, the Company entered into a similar agreement through May 2007 with this other principal stockholder, who is the President of the Company, with respect to 382,884 shares of common stock. For the years ended December 31, 2009, 2008 and 2007, the Company recognized expense of $0, $0, and $62, respectively, for amounts payable to an entity affiliated with this stockholder under this agreement and for the assigned obligation to lend shares.

In September 2006, the Company entered into an agreement with Ladenburg Thalmann Financial Services Inc. (“LTS”) pursuant to which the Company agreed to make available to LTS the services of the Company’s Executive Vice President to serve as the President and Chief Executive Officer of LTS and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. LTS paid the Company $600 for 2009, $500 for 2008 and $400 for 2007 under the agreement and pays the Company at a rate of $600 per year in 2010. These amounts are recorded as a reduction to the Company’s operating, selling, administrative and general expenses. LTS paid compensation of $0, $150 and $600 for 2009, 2008 and 2007, respectively, to each of the President of the Company, who serves as Vice Chairman of LTS, and to the Executive Vice President of the Company, who serves as President and CEO of LTS. (See Note 17.)

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s President, a firm he serves as a consultant to, and affiliates of that firm received ordinary and customary insurance commissions aggregating approximately $329, $221 and $241 in 2009, 2008 and 2007, respectively, on various insurance policies issued for the Company and its subsidiaries and equity investees.

In October 2008, the Company acquired for $4,000 an approximate 11% interest in Castle Brands Inc. (NYSE Amex: ROX), a publicly traded developer and importer of premium branded spirits. The Company’s Executive Vice President is serving as the interim President and Chief Executive Officer. In October 2008, the Company entered into an agreement with Castle where the Company agreed to make available the services of its Executive Vice President as well as other financial and accounting services. The Company recognized management fees of $100 in 2009 and $22 in 2008 under the agreement. Castle pays the Company at a rate of $100 per year in 2010. In December 2009, Vector was part of a consortium, which included Dr. Phillip Frost, who is a beneficial owner of approximately 11.7% of the Company’s common stock and the Company’s Executive Vice President, that agreed to provide a line of credit to Castle. The three-year line was for a maximum amount of $2,500, bears interest at a rate of 11% per annum on amounts borrowed, pays a 1% annual commitment fee and is collateralized by Castle’s receivables and inventory. The Company’s commitment under the line is $900. No amounts were outstanding under the credit line as of December 31, 2009.

In addition to its investment in Castle, the Company has made investments in entities where Dr. Frost has a relationship. These include the following: (i) three investments in 2006, 2008 and 2009 totaling approximately $11,000 for 10,057,110 shares in OPKO Inc. (NYSE Amex: OPK) and its predecessor eXegenics Inc.; (ii) a $500 investment in 2008 for 2,259,796 shares in Cardo Medical Inc. (OTC BB: CDOM); (iii) a $250 investment in 2008 in Cocrystal Discovery Inc.; and (iv) the investments in Castle discussed above. Dr. Frost is a director, executive officer and/or more than 10% shareholder in these entities. Additional investments in entities where Dr. Frost has a relationship may be made in the future.

On May 11, 2009, the Company issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. The purchaser of the 6.75% Note is an entity affiliated with Dr. Frost.

The Company is an investor in investment partnerships affiliated with certain stockholders of the Company. (See Note 6.)

Jefferies & Company, Inc. beneficially own approximately 6.3% of the Company’s common stock at December 31, 2009. Jefferies or its affiliates have from time to time provided investment banking, general financing and banking services to the Company and its affiliates, for which they have received customary compensation. During 2009, 2008 and 2007, the Company paid to Jefferies and its affiliates fees in the amount of approximately $4,547, $0 and $8,663, respectively.

15.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

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

The Company utilizes a three-tier fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2	Inputs other than quoted prices that are observable for the assets or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3	Unobservable inputs in which there is little market data, which requires the reporting entity to develop their own assumptions

This hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value Measurements as of December 31, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$199,423	$199,423	$—	$—
Certificates of deposit	2,785	—	2,785	—
Bonds	3,128	3,128	—	—
Investment securities available for sale	51,742	38,706	13,036	—

Total	$257,078	$241,257	$15,821	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$153,016	$—	$—	$153,016

	Fair Value Measurements as of December 31, 2008
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$192,348	$192,348	$—	$—
Investment securities available for sale	28,518	20,627	7,891	—

Total	$220,866	$212,975	$7,891	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$77,245	$—	$—	$77,245

The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The Level 2 investment securities available for sale were not registered and therefore do not have direct market quotes or have certain restrictions.

The fair value of derivatives embedded within convertible debt were derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt as of December 31, 2009, 2008 and 2007 are disclosed. (See Note 7.)

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

The Company’s nonrecurring nonfinancial assets subject to fair value measurements are as follows:

		Fair Value Measurements Using:
			Quoted
			Prices in
	Year		Active
	Ended		Markets	Significant
	December 31,		for	Other	Significant
	2009		Identical	Observable	Unobservable
	Impairment		Assets	Inputs	Inputs
Description	Charge	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in real estate	$5,000	$12,204	$—	$—	$12,204
Investment in non-consolidated real estate businesses	3,500	1,248	—	—	1,248

Total	$8,500	$13,452	$—	$—	$13,452

The Company estimated the fair value of its mortgage receivable and non-consolidated real estate using observable inputs such as market pricing based on recent events, however, significant judgment was required to select certain inputs from observed market data. The decrease in the mortgage receivable and the non-consolidated real estate were attributed to the decline in the New York and California real estate markets due to various factors including downward pressure on housing prices, the impact of the recent contraction in the subprime and mortgage markets generally and a large inventory of unsold homes at the same time that sales volumes were decreasing. The $8,500 of impairment charges taken in the first quarter of 2009 were included in the results from operations for the year ended December 31, 2009.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments in non-consolidated real estate businesses.  New Valley accounts for its 50% interest in Douglas Elliman Realty LLC and 16th and K Holdings and its 40% interest in New Valley Oaktree Chelsea Eleven LLC on the equity method. (See Note 1(k).) New Valley accounts for its investment in Aberdeen Townhomes LLC at cost. Douglas Elliman Realty operates a residential real estate brokerage company in the New York metropolitan area. 16th and K Holdings acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C. in August 2005, of which 90% was sold in March 2008.

The components of “Investments in non-consolidated real estate businesses” were as follows as of December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008

Douglas Elliman Realty LLC	$36,086	$33,175
Aberdeen Townhomes LLC	1,248	6,500
16th and K Holdings LLC	—	—
New Valley Oaktree Chelsea Eleven LLC	12,232	11,100

Investments in non-consolidated real estate businesses	$49,566	$50,775

Residential Brokerage Business.  New Valley recorded income of $11,429, $11,833, and $20,290 for the years ended December 31, 2009, 2008 and 2007, respectively, associated with Douglas Elliman Realty. Summarized financial information as of December 31, 2009 and 2008 and for the three years ended December 31, 2009 for Douglas Elliman Realty is presented below. New Valley’s equity income from Douglas Elliman Realty includes $966, $1,465, and $1,319, respectively, of interest income earned by New Valley on a subordinated loan to Douglas Elliman Realty, as well as increases to income resulting from amortization of negative goodwill which resulted from purchase accounting of $145, $193, and $316 and management fees of $1,100, $800 and $1,300 earned from Douglas Elliman for the years ended December 31, 2009, 2008 and 2007, respectively. New Valley received cash distributions from Douglas Elliman Realty LLC of $8,517, $10,550, and $8,878 for the years ended December 31, 2009, 2008 and 2007, respectively.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31,
	December 31, 2009	2008

Cash	$26,920	$22,125
Other current assets	6,664	7,496
Property, plant and equipment, net	13,498	15,868
Trademarks	21,663	21,663
Goodwill	38,601	38,578
Other intangible assets, net	742	939
Other non-current assets	2,871	1,024
Notes payable — current	776	833
Current portion of notes payable to member — Prudential Real Estate Financial Services of America, Inc.	2,487	4,729
Current portion of notes payable to member — New Valley	2,487	4,729
Other current liabilities	20,724	23,617
Notes payable — long term	2,136	2,833
Notes payable to member — Prudential Real
Estate Financial Services of America, Inc.	—	2,030
Notes payable to member — New Valley	—	2,030
Other long-term liabilities	7,747	6,170
Members’ equity	74,602	60,722

	Year Ended December 31,
	2009	2008	2007

Revenues	$283,851	$352,680	$405,595
Costs and expenses	259,867	324,641	359,333
Depreciation expense	4,448	5,448	6,047
Amortization expense	255	298	448
Other income	2,090	—	—
Interest expense, net	2,413	3,290	4,309
Income tax expense	223	253	748

Net income	$18,785	$18,750	$34,710

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

New Valley accounts for its interest in Hotel LLC under the equity method and recorded income of 2,084 in 2009 and losses of $3,796, and $2,344 in 2008 and 2007, respectively. In addition, the Company recorded $16,363 of income related to the sale of the hotel in 2008. The St. Regis Hotel, which was temporarily closed on August 31, 2006 for an extensive renovation, reopened in January 2008. Hotel LLC capitalized all costs other than management fees related to the renovation of the property during the renovation phase. New Valley received cash distributions from Hotel LLC of $1,000 for the year ended December 31, 2007.

In September 2007, Hotel LLC entered into an agreement to sell 90% of the St. Regis Hotel. In October 2007, Hotel LLC entered into an agreement to sell certain tax credits associated with the hotel. The sale closed in March 2008. In addition to retaining a 3% interest, net of incentives, in the St. Regis Hotel, New Valley received $16,406 in 2008 associated with the sale of the hotel, which was recorded as an investing activity in the consolidated statement of cash flows. New Valley also recorded equity income of $16,363 in connection with the gain from the sale of the St. Regis because the amount received from 16th and K Holdings exceeded the Company’s basis in the investment and the Company has no legal obligation to make additional investments to 16th and K Holdings.

In December 2009, the Company received $2,084 in connection with the sale of the tax credits which was recorded as equity income for the year ended December 31, 2009. The Company anticipates receiving an additional $2,700 in various installments between 2010 and 2012.

Aberdeen Townhomes LLC.  In June 2008, a subsidiary of New Valley purchased a preferred equity interest in Aberdeen Townhomes LLC (“Aberdeen”) for $10,000. Aberdeen acquired five townhome residences located in Manhattan, New York, which it is in the process of rehabilitating and selling. The Company had recorded an impairment loss of $3,500 related to Aberdeen in each of 2008 and 2009. The Company’s investment in Aberdeen Townhomes consists of the following:

Balance as of January 1, 2008	$—
Purchase of preferred equity interest	10,000
Impairment loss	(3,500)

Balance as of January 1, 2009	6,500
Impairment loss	(3,500)
Preferred return distribution	(1,752)

Balance as of December 31, 2009	$1,248

In September 2009, one of the five townhomes was sold and the mortgage of approximately $8,700 was retired. The Company received a preferred return distribution of approximately $1,752. The Company did not record a gain or loss on the sale.

Mortgages on the four remaining Aberdeen townhomes with a balance of approximately $31,887 as of December 31, 2009 matured during 2009. These mortgages had not been refinanced or paid and were in default as of December 31, 2009. In January 2010, one of the four townhomes was sold and the mortgage of approximately $4,550 was retired. The Company received a preferred return distribution of approximately $1,001 in connection

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the sale. Aberdeen is in discussions with the lender related to the three remaining mortgages which are in default. There can be no assurance that an agreement will be reached.

In February 2009, the managing member of Aberdeen Townhomes resigned, and a subsidiary of New Valley became the new managing member as of March 1, 2009. Aberdeen is a variable interest entity; however even as the managing member, the Company is not the primary beneficiary as other parties to the investment would absorb a majority of the variable interest entity’s losses under the current arrangement. The Company’s maximum exposure to loss on its investment in Aberdeen is $1,248 at December 31, 2009.

On June 15, 2009, the Company entered into a line of credit in the amount of $250 on behalf of Aberdeen. As of December 31, 2009, approximately $233 was outstanding on the line of credit, however, the outstanding amount was fully paid upon the sale of a townhome in January 2010.

New Valley Oaktree Chelsea Eleven, LLC.  In September 2008, a subsidiary of New Valley (“New Valley Chelsea”) purchased for $12,000 a 40% interest in New Valley Oaktree Chelsea Eleven, LLC, which lent $29,000 and contributed $1,000 for 29% of the capital in Chelsea Eleven LLC (“Chelsea”), which is developing a condominium project in Manhattan, New York. The development consists of 54 luxury residential units and one commercial unit. The loan from New Valley Oaktree is subordinate to a $96,000 construction loan (approximately $49,200 outstanding at December 31, 2009) and a $24,000 mezzanine loan plus accrued interest (approximately $28,000 at December 31, 2009). The loan from New Valley Oaktree bears interest at 60.25% per annum, compounded monthly, with $3,750 being held in an interest reserve, of which five monthly payments of $300 have been paid to New Valley.

New Valley Chelsea is a variable interest entity; however, the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its investment in Chelsea is $12,232. This investment is being accounted for under the equity method. During the first three months of 2009, the Company received a distribution of $594. In July 2009, the Company lent $467 to New Valley Oaktree, of which $250 was repaid in August 2009.

New Valley Chelsea is operating as an investment vehicle for the Chelsea real estate development project. A temporary certificate of occupancy was obtained in October 2009 and, as of March 1, 2010, sales of eight units have closed. As of December 31, 2009, Chelsea had approximately $203,186 of total assets and $126,220 of total liabilities, excluding amounts owed to New Valley Chelsea (approximately $56,900 at December 31, 2009). New Valley recorded equity income of $1,500 for the twelve months ended December 31, 2009 related to New Valley Chelsea.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009 New Valley completed the foreclosure process and took title to the collateral. In June 2009, the Company received $500 from the guarantor pursuant to the settlement agreement. The assets have been classified as an “Investment in real estate”, and were carried on the Company’s consolidated balance sheet at $12,204 as of December 31, 2009.

The components of the Company’s investment in real estate at December 31, 2009 are as follows:

December 31,
2009

Land	$8,817
Golf course and club house	3,387

Total	$12,204

The Company recorded an operating loss of $886 for 2009 from Escena.

Real Estate Market Conditions.  Because the real estate markets may continue to worsen, the Company will continue to perform additional assessments to determine the impact of the markets, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.

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

The debt exchange was consummated in June 2007 following approval by the LTS shareholders of the transaction at its annual meeting of shareholders. At the closing, the $5,000 principal amount of notes was exchanged for 2,777,778 shares of LTS’s common stock, and accrued interest on the notes of approximately $1,730 was paid in cash. As a result of the debt exchange, New Valley’s ownership of LTS common stock increased to 13,891,205 shares or approximately 8.6% of the outstanding LTS shares.

New Valley provided a full reserve against the LTS notes in 2002 and carried the notes on its consolidated balance sheet at $0 prior to the exchange. In connection with the debt exchange, the Company recorded a gain in 2007 of $8,121, which consisted of the fair value of the 2,777,778 shares of LTS common stock on the transaction date and interest received in connection with the exchange.

NASA Settlement.  In 1994, New Valley commenced an action against the United States government seeking damages for breach of a launch services agreement covering the launch of one of the Westar satellites owned by New Valley’s former Western Union satellite business. In March 2007, the parties entered into a Stipulation for Entry of Judgment to settle New Valley’s claims and, pursuant to the settlement, $20,000 was paid in May 2007. The Company recognized a pre-tax gain of $19,590 in 2007, which consisted of other non-operating income of $20,000 and $410 of selling, general and administrative expenses, in connection with the settlement.

18.	SEGMENT INFORMATION

The Company’s significant business segments for each of the three years ended December 31, 2009 were Liggett, Vector Tobacco, and Real Estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes by Liggett and Vector Tobacco. The Vector Tobacco segment includes the research relating to reduced risk products, as well as until 2009, the marketing of the low nicotine and nicotine-free cigarette products for segment reporting purposes, and excludes Vector Tobacco’s conventional cigarette business. The Real Estate segment includes the Company’s equity income, investment in real estate and investments in non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information for the Company’s operations before taxes and minority interests for the years ended December 31, 2009, 2008 and 2007 follows:

			Vector		Real		Corporate
	Liggett		Tobacco		Estate		and Other	Total

2009
Revenues	$799,955		$1,539		$—		$—	$801,494
Operating income (loss)	168,032	(1)	(7,117	)(2)	(886)		(16,862)	143,167
Equity income from non-consolidated real estate businesses	—		—		15,213		—	15,213
Identifiable assets	288,688		8,899		61,770	(3)	376,185	735,542
Depreciation and amortization	7,982		96		74		2,246	10,398
Capital expenditures	2,720		14		1,114		—	3,848

2008
Revenues	$562,660		$2,526		$—		$—	$565,186
Operating income (loss)	170,181		(8,331)		—		(26,546)	135,304
Equity income from non-consolidated real estate businesses	—		—		23,899		—	23,899
Identifiable assets	277,532		13,730		70,979	(3)	355,471	717,712
Depreciation and amortization	7,601		118		—		2,338	10,057
Capital expenditures	6,220		89		—		—	6,309

2007
Revenues	$551,687		$3,743		$—		$—	$555,430
Operating income (loss)	159,347		(9,896)		—		(23,947)	125,504
Equity income from non-consolidated real estate businesses	—		—		16,243		—	16,243
Identifiable assets	314,242		2,459		35,731	(3)	432,857	785,289
Depreciation and amortization	7,723		134		—		2,345	10,202
Capital expenditures	4,997		192		—		—	5,189

(1)	Operating income includes a gain of $5,000 on the Philip Morris brand transaction completed February 2009.

(2)	Operating income includes restructuring costs of $900.

(3)	Includes investments accounted for under the equity method of accounting of $48,318, $44,725 and $35,731 as of December 31, 2009, 2008 and 2007, respectively.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Unaudited quarterly data for the years ended December 31, 2009 and 2008 are as follows:

	December 31,	September 30,	June 30,	March 31,
	2009(1)	2009	2009(2)	2009(3)

Revenues	$236,748	$236,736	$206,794	$121,216
Gross Profit	57,451	58,937	59,032	48,689
Operating income	36,188	36,972	38,847	31,160
Net income (loss) applicable to common shares	$13,433	$16,219	$(7,946)	$3,100

Per basic common share(4):
Net income applicable to common shares	$0.19	$0.22	$(0.11)	$0.04

Per diluted common share(4):
Net income applicable to common shares	$0.19	$0.22	$(0.11)	$0.04

(1)	Fourth quarter 2009 net income applicable to common shares includes pre-tax loss on extinguishment of debt of $129 and an adjustment to reduce restructuring charges for 2009 by $100.

(2)	Second quarter 2009 net income applicable to common shares includes pre-tax loss on extinguishment of debt of $18,444.

(3)	First quarter 2009 net income applicable to common shares includes pre-tax gain of $5,000 on brand transaction, restructuring charges of $1,000, and impairment charges of $8,500 on investments in non-consolidated real estate businesses.

(4)	Per share computations include the impact of a 5% stock dividend paid on September 29, 2009. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

	December 31,	September 30,	June 30,	March 31,
	2008(1)	2008(2)	2008	2008(3)

Revenues	$144,420	$145,601	$142,960	$132,205
Gross profit	60,157	60,602	56,930	52,198
Operating income	35,383	37,535	34,345	28,041
Net income applicable to common shares	$12,245	$14,827	$19,125	$14,307

Per basic common share(4):
Net income applicable to common shares	$0.17	$0.21	$0.27	$0.21

Per diluted common share(4):
Net income applicable to common shares	$0.08	$0.20	$0.23	$0.20

(1)	Fourth quarter 2008 net income applicable to common shares includes pre-tax impairment charges of $24,400 on long-term investments, $3,000 on investments held for sale and $3,500 on investments in non-consolidated real estate businesses.

(2)	Third quarter 2008 net income applicable to common shares includes pre-tax impairment charges on a mortgage receivable of $4,000 and long-term investments of $3,000.

(3)	First quarter 2008 net income applicable to common shares includes $12,000 of pre-tax income from the Company’s investment in the St. Regis hotel, which was sold in March 2008.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Per share computations include the impact of a 5% stock dividend paid on September 29, 2008. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

20.	SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to December 31, 2009, through the financial statement issue date and determined that there were no recordable or reportable subsequent events.

21.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The 11% Senior Secured Notes due 2015, $165,000, principal amount, issued on August 16, 2007 and $85,000, principal amount, issued on September 1, 2009 by Vector, are fully and unconditionally guaranteed on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of its cigarette businesses. (See Note 7.) The notes are not guaranteed by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley LLC. Presented herein are Condensed Consolidating Balance Sheets as of December 31, 2009 and 2008 and the related Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2009, 2008 and 2007 of Vector Group Ltd. (Parent/issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors). The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors would provide any additional information that would be material to investors making an investment decision.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

ASSETS:
Current assets:
Cash and cash equivalents	$204,133	$5,004	$317	$—	$209,454
Investment securities available for sale	51,743	—	—	—	51,743
Accounts receivable — trade	—	8,089	9	—	8,098
Intercompany receivables	—	43	—	(43)	—
Inventories	—	98,485	1	—	98,486
Deferred income taxes	11,240	2,914	—	—	14,154
Income taxes receivable	—	26,086	—	(26,086)	—
Restricted assets	—	3,138	—	—	3,138
Other current assets	497	3,512	126	—	4,135

Total current assets	267,613	147,271	453	(26,129)	389,208
Property, plant and equipment, net	623	42,363	1,040	—	44,026
Investment in real estate	—	—	12,204	—	12,204
Long-term investments accounted for at cost	49,486	—	837	—	50,323
Investments in non- consolidated real estate businesses	—	—	49,566	—	49,566
Investments in consolidated subsidiaries	282,010	—	—	(282,010)	—
Restricted assets	2,685	2,150	—	—	4,835
Deferred income taxes	28,729	94,088	9,667	(92,646)	39,838
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	8,994	—	—	8,994
Other assets	14,942	14,095	—	—	29,037

Total assets	$646,088	$416,472	$73,767	$(400,785)	$735,542

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$21,773	$116	$—	$21,889
Current portion of employee benefits	—	1,029	—	—	1,029
Accounts payable	1,490	2,763	102	—	4,355
Intercompany payables	43	—	—	(43)	—
Accrued promotional expenses	—	12,745	—	—	12,745
Income taxes payable, net	14,472	547	30,991	(26,086)	19,924
Accrued excise and payroll taxes payable, net	—	24,088	5	—	24,093
Settlement accruals	—	18,803	—	—	18,803
Deferred income taxes	14,992	2,262	—	—	17,254
Accrued interest	13,840	—	—	—	13,840
Other current liabilities	6,039	8,427	610	—	15,076

Total current liabilities	50,876	92,437	31,824	(26,129)	149,008
Notes payable, long-term debt and other obligations, less current portion	319,588	14,853	479	—	334,920
Fair value of derivatives embedded within convertible debt	153,016	—	—	—	153,016
Non-current employee benefits	13,301	20,946	—	—	34,247
Deferred income taxes	113,667	24,040	59	(92,646)	45,120
Other liabilities	322	22,763	828	—	23,913

Total liabilities	650,770	175,039	33,190	(118,775)	740,224
Commitments and contingencies	—	—	—	—	—
Stockholders’ equity	(4,682)	241,433	40,577	(282,010)	(4,682)

Total liabilities and stockholders’ equity	$646,088	$416,472	$73,767	$(400,785)	$735,542

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Revenues	$—	$801,494	$—	$—	$801,494
Expenses:
Cost of goods sold	—	577,386	—	—	577,386
Operating, selling, administrative and general expenses	20,679	63,277	1,085	—	85,041
Gain on brand transaction	—	(5,000)	—	—	(5,000)
Restructuring charges	—	900	—	—	900
Management fee expense	—	8,223	—	(8,223)	—

Operating income (loss)	(20,679)	156,708	(1,085)	8,223	143,167
Other income (expenses):
Interest and dividend income	387	105	—	—	492
Interest expense	(67,420)	(1,048)	(22)	—	(68,490)
Loss on extinguishment of debt	(18,573)	—	—	—	(18,573)
Changes in fair value of derivatives embedded within convertible debt	(35,925)	—	—	—	(35,925)
Provision for loss on investments	—	—	(8,500)	—	(8,500)
Equity income from non-consolidated real estate businesses	—	—	15,213	—	15,213
Equity income in consolidated subsidiaries	196,356	—	—	(196,356)	—
Management fee income	8,223	—	—	(8,223)	—
Other, net	1,153	—	—	—	1,153

Income (loss) before provision for income taxes	63,522	155,765	5,606	(196,356)	28,537
Income tax benefit (expense)	(38,716)	37,261	(2,276)	—	(3,731)

Net income	$24,806	$193,026	$3,330	$(196,356)	$24,806

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Net cash provided by operating activities	$10,517	$80,572	$5,547	$(90,969)	$5,667

Cash flows from investing activities:
Proceeds from sale of businesses and assets	—	41	—	—	41
Proceeds from sale or maturity of investment securities	—	—	78	—	78
Purchase of investment securities	(12,427)	—	—	—	(12,427)
Proceeds from sale or liquidation of long-term investments	2,254	—	—	—	2,254
Purchase of long-term investments	—	—	(51)	—	(51)
Investment in non-consolidated real estate businesses	—	—	(474)	—	(474)
Distributions from non-consolidated real estate businesses	—	—	6,730	—	6,730
Increase in cash surrender value of life insurance policies	(413)	(426)	—	—	(839)
Decrease in non-current restricted assets	1,160	560	—	—	1,720
Investments in subsidiaries	(3,800)	—	—	3,800	—
Capital expenditures	—	(2,734)	(1,114)	—	(3,848)

Net cash used in investing activities	(13,226)	(2,559)	5,169	3,800	(6,816)

Cash flows from financing activities:
Proceeds from debt issuance	118,125	35	645	—	118,805
Repayments of debt	(360)	(5,769)	(50)	—	(6,179)
Deferred financing charges	(5,567)	(6)	—	—	(5,573)
Borrowings under revolver	—	749,474	—	—	749,474
Repayments on revolver	—	(751,607)	—	—	(751,607)
Capital contributions received	—	3,800	—	(3,800)	—
Intercompany dividends paid	—	(79,975)	(10,994)	90,969	—
Dividends and distributions on common stock	(115,778)	—	—	—	(115,778)
Proceeds from exercise of Vector options and warrants	1,194	—	—	—	1,194
Excess tax benefit of options exercised	9,162	—	—	—	9,162

Net cash (used in) provided by financing activities	6,776	(84,048)	(10,399)	87,169	(502)

Net decrease in cash and cash equivalents	4,067	(6,035)	317	—	(1,651)
Cash and cash equivalents, beginning of period	200,066	11,039	—	—	211,105

Cash and cash equivalents, end of period	$204,133	$5,004	$—	$—	$209,454

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

VECTOR GROUP LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period

Year Ended December 31, 2009
Allowances for:
Doubtful accounts	$51	$105	$2	$154
Cash discounts	203	19,901	19,903	201
Deferred tax valuation allowance	15,939	—	6,430	9,509
Sales returns	4,000	3,618	3,281	4,337

Total	$20,193	$23,624	$29,616	$14,201

Year Ended December 31, 2008
Allowances for:
Doubtful accounts	$51	$—	$—	$51
Cash discounts	69	14,797	14,662	204
Deferred tax valuation allowance	16,835	—	896	15,939
Sales returns	3,700	2,897	2,597	4,000

Total	$20,655	$17,694	$18,155	$20,194

Year Ended December 31, 2007
Allowances for:
Doubtful accounts	$55	$—	$4	$51
Cash discounts	556	18,470	18,957	69
Deferred tax valuation allowance	17,731	—	896	16,835
Sales returns	3,651	1,806	1,757	3,700

Total	$21,993	$20,276	$21,614	$20,655