Form 10-Q
period 2010-03-31
VECTOR GROUP LTD
filed 2010-05-06
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2010

VECTOR GROUP LTD.
(Exact name of registrant as specified in its charter)

Delaware	1-5759	65-0949535
(State or other jurisdiction of incorporation	Commission File Number	(I.R.S. Employer Identification No.)
incorporation or organization)
100 S.E. Second Street
Miami, Florida 33131
305/579-8000
(Address, including zip code and telephone number, including area code, of the principal executive offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
     At May 6, 2010, Vector Group Ltd. had 71,282,731 shares of common stock outstanding.

VECTOR GROUP LTD.
FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31,	December 31,
	2010	2009
ASSETS:
Current assets:
Cash and cash equivalents	$202,957	$209,454
Investment securities available for sale	61,615	51,743
Accounts receivable — trade	7,154	8,098
Inventories	101,613	98,486
Deferred income taxes	16,409	14,154
Restricted assets	1,378	3,138
Other current assets	3,478	4,135

Total current assets	394,604	389,208

Property, plant and equipment, net	43,821	42,986
Investment in Escena, net	13,488	13,244
Long-term investments accounted for at cost	50,323	50,323
Investments in non-consolidated real estate businesses	51,809	49,566
Restricted assets	5,166	4,835
Deferred income taxes	38,580	39,838
Intangible asset	107,511	107,511
Prepaid pension costs	9,237	8,994
Other assets	28,541	29,037

Total assets	$743,080	$735,542

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$29,787	$21,889
Current portion of employee benefits	1,029	1,029
Accounts payable	4,819	4,355
Accrued promotional expenses	10,687	12,745
Income taxes payable, net	19,193	19,924
Accrued excise and payroll taxes payable, net	14,812	24,093
Settlement accruals	42,247	18,803
Deferred income taxes	22,283	17,254
Accrued interest	6,967	13,840
Other current liabilities	11,250	15,076

Total current liabilities	163,074	149,008

Notes payable, long-term debt and other obligations, less current portion	335,064	334,920
Fair value of derivatives embedded within convertible debt	155,729	153,016
Non-current employee benefits	34,598	34,247
Deferred income taxes	44,286	45,120
Other liabilities	23,692	23,913

Total liabilities	756,443	740,224

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 74,520,642 and 74,510,595 shares issued and 71,272,731 and and 71,262,684 shares outstanding	7,127	7,126
Additional paid-in capital	—	15,928
Accumulated deficit	(461)	—
Accumulated other comprehensive loss	(7,172)	(14,879)
Less: 3,247,911 shares of common stock in treasury, at cost	(12,857)	(12,857)

Total stockholders’ deficiency	(13,363)	(4,682)

Total liabilities and stockholders’ deficiency	$743,080	$735,542

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Revenues*	$222,087	$121,216

Expenses:
Cost of goods sold*	169,911	72,526
Operating, selling, administrative and general expenses	21,158	21,530
Gain on brand transaction	—	(5,000)
Restructuring charges	—	1,000

Operating income	31,018	31,160

Other income (expenses):
Interest and dividend income	65	150
Interest expense	(18,805)	(16,074)
Change in fair value of derivatives embedded within convertible debt	(2,714)	(303)
Impairment charges on investments	—	(8,500)
Equity income (loss) from non-consolidated real estate businesses	4,571	(995)
Gain on the sale of investment securities available for sale	4,664	—
Other, net	61	—

Income before provision for income taxes	18,860	5,438
Income tax expense	6,922	2,338

Net income	$11,938	$3,100

Per basic common share:

Net income applicable to common shares	$0.17	$0.04

Per diluted common share:

Net income applicable to common shares	$0.15	$0.04

Cash distributions and dividends declared per share	$0.40	$0.38

*	Revenues and Cost of goods sold include excise taxes of $111,193 and $33,712, respectively.
The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance, December 31, 2009	71,262,684	$7,126	$15,928	$—	$(14,879)	$(12,857)	$(4,682)

Net income	—	—	—	11,938	—	—	11,938
Pension-related minimum liability adjustments, net of income taxes	—	—	—	—	486	—	486
Forward contract adjustments, net of income taxes	—	—	—	—	9	—	9
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	9,983	—	9,983
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(2,771)	—	(2,771)

Net unrealized gain on investment securities, net of income taxes	—	—	—	—	7,212	—	7,212

Total other comprehensive income	—	—	—	—	—	—	19,645

Total comprehensive income	—	—	—	—	—	—	14,963

Distributions and dividends on common stock	—	—	(16,755)	(12,399)	—	—	(29,154)
Exercise of stock options	10,047	1	138	—	—	—	139
Amortization of deferred compensation	—	—	689	—	—	—	689

Balance, March 31, 2010	71,272,731	$7,127	$—	$(461)	$(7,172)	$(12,857)	$(13,363)

The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Net cash provided by operating activities	$13,163	$21,088

Cash flows from investing activities:
Sale or maturity of investment securities	6,933	—
Proceeds from sale or liquidation of long-term investments	—	908
Investments in non-consolidated real estate businesses	(605)	—
Distributions from non-consolidated real estate businesses	2,154	1,182
Increase in cash surrender value of life insurance policies	(536)	(356)
(Increase) decrease in non-current restricted assets	(331)	452
Proceeds from sale of fixed assets	3	—
Capital expenditures	(3,795)	(803)

Net cash provided by investing activities	3,823	1,383

Cash flows from financing activities:
Proceeds from debt issuance	2,112	10
Repayments of debt	(1,168)	(1,604)
Borrowings under revolver	216,456	123,724
Repayments on revolver	(210,997)	(123,291)
Dividends and distributions on common stock	(30,024)	(30,076)
Proceeds from exercise of Vector options and warrants	138	10

Net cash used in financing activities	(23,483)	(31,227)

Net decrease in cash and cash equivalents	(6,497)	(8,756)
Cash and cash equivalents, beginning of period	209,454	211,105

Cash and cash equivalents, end of period	$202,957	$202,349

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
Liggett is engaged in the manufacture and sale of cigarettes in the United States. Vector Tobacco is engaged in research related to reduced risk cigarette products. New Valley is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties.
The interim condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company’s consolidated financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
Certain reclassifications have been made to the 2009 financial information to conform to the 2010 presentation.
(b) Distributions and Dividends on Common Stock:
The Company records distributions on its common stock as dividends in its condensed consolidated statement of stockholders’ equity to the extent of retained earnings and accumulated paid-in capital. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in capital. Any amounts then exceeding accumulated paid-in capital are recorded as an increase to accumulated deficit.
(c) Earnings Per Share (“EPS”):
Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 29, 2009. All per share amounts have been presented as if the stock dividends had occurred on January 1, 2009.
Net income for purposes of determining basic EPS was as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Net income	$11,938	$3,100
Income attributable to participating securities	(263)	(142)

Net income available to common stockholders	$11,675	$2,958

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Net income for purposes of determining diluted EPS was as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Net income	$11,938	$3,100
Income attributable to 6.75% Variable Interest Senior Convertible Exchange Notes	(257)	—
Income attributable to participating securities	(263)	(142)

Net income available to common stockholders	$11,418	$2,958

Basic and diluted EPS were calculated using the following shares:

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Weighted-average shares for basic EPS	70,722,468	69,093,052

Plus incremental shares related to stock options	147,798	17,015

Plus incremental shares related to convertible debt	6,617,278	—

Weighted-average shares for fully diluted EPS	77,487,544	69,110,067

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three months ended March 31, 2010 and 2009 but were not included in the computation of diluted EPS.

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Number of stock options	509,442	663,997

Weighted-average exercise price	$18.14	$17.44

Weighted-average shares of non- vested restricted stock	15,440	221,880

Weighted-average expense per share	$17.11	$16.30

Weighted-average number of shares issuable upon conversion of debt	9,709,561	13,579,184

Weighted-average conversion price	$16.48	$16.34

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
(d) Comprehensive Income:
Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. The Company’s comprehensive income (loss) was income of $19,645 for the three months ended March 31, 2010 and a loss of $1,213 for the three months ended March 31, 2009.
(e) Fair Value of Derivatives Embedded within Convertible Debt:
The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of the Company’s embedded derivatives was between $159,252 and $152,346. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $155,729 as of March 31, 2010. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 4.)
(f) New Accounting Pronouncements:
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. The Company adopted this guidance for interim and annual reporting periods beginning on January 1, 2010. The adoption of this guidance did not impact the Company’s condensed consolidated financial statements.
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The amended guidance eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exception means more entities will be subject to consolidation assessments and reassessments. The Company adopted this guidance for interim and annual reporting periods beginning on January 1, 2010. The adoption of this guidance did not impact the Company’s condensed consolidated financial statements.
In January 2010, the FASB issued authoritative guidance intended to improve disclosure about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances, and

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosure about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this guidance did not impact the Company’s condensed consolidated financial statements.
2. INVENTORIES
Inventories consist of:

	March 31,	December 31,
	2010	2009

Leaf tobacco	$47,023	$48,942
Other raw materials	3,916	3,497
Work-in-process	398	2,388
Finished goods	67,126	59,293

Inventories at current cost	118,463	114,120
LIFO adjustments	(16,850)	(15,635)

	$101,613	$98,485

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At March 31, 2010, Liggett had leaf tobacco purchase commitments of approximately $30,300. During 2007, the Company entered into a single source supply agreement for fire safe cigarette paper through 2012.
All of the Company’s inventories at March 31, 2010 and December 31, 2009 have been reported under the LIFO method.
3. LONG-TERM INVESTMENTS
Long-term investments consist of investments in the following:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$49,486	$69,699	$49,486	$68,679
Real estate partnership	837	1,259	837	1,261

	$50,323	$70,958	$50,323	$69,940

4. NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consist of:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31,	December 31,
	2010	2009

Vector:
11% Senior Secured Notes due 2015, net of unamortized discount of $4,655 and $4,849	$245,345	$245,151
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $39,491 and $39,755*	10,509	10,245
6.75% Variable Interest Senior Convertible Exchange Notes due 2014, net of unamortized discount of $68,702 and $69,749*	38,828	37,781
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $83,455 and $83,589*	26,545	26,411

Liggett:
Revolving credit facility	22,841	17,382
Term loan under credit facility	6,622	6,755
Equipment loans	6,073	4,852

V.T. Aviation:
Note payable	3,520	3,882

VGR Aviation:
Note payable	3,595	3,687

Other	973	663

Total notes payable, long-term debt and other obligations	364,851	356,809
Less:
Current maturities	(29,787)	(21,889)

Amount due after one year	$335,064	$334,920

*	The fair value of the derivatives embedded within the 6.75% Variable Interest Convertible Note ($22,352 at March 31, 2010 and $23,890 at December 31, 2009, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($42,373 at March 31, 2010 and $47,552 at December 31, 2009, respectively), and the 3.875% Variable Interest Senior Convertible Debentures ($91,004 at March 31, 2010 and $81,574 at December 31, 2009, respectively) is separately classified as a derivative liability in the condensed consolidated balance sheets.
Revolving Credit Facility – Liggett:
Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”) under which $22,841 was outstanding at March 31, 2010. Availability as determined under the facility was approximately $13,200 based on eligible collateral at March 31, 2010.
11% Senior Secured Notes due 2015 – Vector:
In September 2009, the Company sold an additional $85,000 principal amount of its 11% Senior Secured Notes due 2015 (the “Senior Secured Notes”) at 94% of face value in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933.
In April 2010, the Company sold an additional $75,000 principal amount of the Senior Secured Notes at 101% of face value in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The Company received net proceeds from the 2010 offering of approximately $73,500.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
On May 6, 2010, the Company commenced an offer to exchange the Senior Secured Notes issued in September 2009 and April 2010 for an equal amount of newly issued 11% Senior Secured Notes due 2015. The new Secured Notes have substantially the same terms as the original notes, except that the new Secured Notes have been registered under the Securities Act.
Non-cash Interest Expense — Vector:
Components of non-cash interest expense is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Amortization of debt discount	$1,638	$2,681
Amortization of deferred finance costs	1,002	954

	$2,640	$3,635

Fair Value of Notes Payable and Long-term Debt:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable and
long-term debt	$364,851	$604,437	$356,809	$573,439
5. CONTINGENCIES
Tobacco-Related Litigation:
Overview
Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iii) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the three months ended March 31, 2010 and 2009, Liggett incurred legal expenses and other litigation costs totaling approximately $1,648 and $1,387, respectively.

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
Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that 43 states now limit the dollar amount of bonds or require no bond at all. Liggett has secured approximately $1,127 in bonds as of March 31, 2010.
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
Individual Actions
As of March 31, 2010, there were 35 individual cases pending against Liggett and/or the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. In addition, there were approximately 7,160 Engle progeny cases (defined below) pending against Liggett and the Company, in state and federal courts in Florida, and approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of individual cases by state that are pending against Liggett or its affiliates as of March 31, 2010 (excluding Engle progeny cases and the consolidated cases in West Virginia):

Number
State	of Cases
Florida	15
New York	9
Louisiana	5
West Virginia	2
Maryland	2
Missouri	1
Ohio	1
Liggett Only Cases. There are currently five cases pending where Liggett is the only tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases. In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages of $1,200 against Liggett, but found that the plaintiff was 40% at fault. Therefore, plaintiff was awarded $720 in compensatory damages and $96 in expenses. Punitive damages were not awarded. Liggett appealed the award. In May 2009, the court granted plaintiff’s motion for an award of attorneys’ fees but the amount has not yet been determined. In Hausrath v. Philip Morris, a case pending in New York state court, plaintiffs recently dismissed all defendants other than Liggett. The other three individual actions, in which Liggett is the only tobacco company defendant, are dormant.

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
In addition to awards against Liggett, including Ferlanti (and the Engle progeny cases described below), jury awards in individual cases have also been returned against other cigarette manufacturers in recent years. The awards in these individual actions, often in excess of millions of dollars, may be for both compensatory and punitive damages. There are several significant jury awards against other cigarette manufacturers which are currently on appeal and several awards which are final and have been paid.
Engle Progeny Cases. In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and the Company have been named in approximately 7,160 Engle progeny cases in both state and federal courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases. These cases include approximately 8,500 plaintiffs, approximately 3,860 of whom have claims pending in federal court and 5,295 in state court. Duplicate cases were filed in federal and state court on behalf of approximately 660 plaintiffs. The federal court cases are stayed pending the outcome of an appeal to the United States Court of Appeals for the Eleventh Circuit of several district court orders in which it was found that the Florida Supreme Court’s decision in Engle was unconstitutional. The number of Engle progeny cases will likely increase as the courts may require multi-plaintiff cases to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties.
As of April 30, 2010, in addition to the Lukacs case described below, the following Engle progeny cases have resulted in verdicts against Liggett:

Date of Verdict	Case Name	County	Verdict Against Liggett
August 2009	Campbell, et al. v. R.J. Reynolds	Escambia	$156

March 2010	Douglas v. R.J. Reynolds	Hillsborough	$1,350

April 2010	Clay v. R.J. Reynolds	Escambia	$349 plus $1,000 in punitive damages

April 2010	Putney v. R.J. Reynolds	Broward	$3,017

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
These verdicts are all currently on appeal or will be appealed. As of April 30, 2010, there were 38 Engle progeny cases scheduled for trial in 2010 and 2011, where Liggett and the Company are named defendants. For further information on the Engle case and on Engle progeny cases, including a description of the Lukacs case, see “Class Actions — Engle Case,” below.
Class Actions
As of March 31, 2010, there were seven actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the United States Court of Appeals for the Fifth Circuit, in Castano v. American Tobacco Co., reversed a federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.
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
In July 2006, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the class should be decertified prospectively, but determined that the following Phase I findings are entitled to res judicata effect in Engle progeny cases: (i) that smoking causes lung cancer, among other diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) that defendants concealed material information knowing that the information was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vi) that defendants sold or supplied cigarettes that were defective; and (vii) that defendants were negligent. The Florida Supreme Court decision also allowed former class members to proceed to trial on individual liability issues (using

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
the above findings) and compensatory and punitive damage issues, provided they filed their individual lawsuits by January 2008. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. In October 2007, the United States Supreme Court denied defendants’ petition for writ of certiorari. As a result of the Engle decision, approximately 8,500 former Engle class members have claims pending against the Company and Liggett and other cigarette manufacturers.
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
Lukacs Case. In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Co., awarded $37,500 in compensatory damages, jointly and severally, in a case involving Liggett and two other cigarette manufacturers, which amount was subsequently reduced by the court. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle progeny case, but was tried almost five years prior to the Florida Supreme Court’s final decision in Engle. In November 2008, the court entered final judgment in the amount of $24,835 (for which Liggett is 50% responsible), plus interest from June 2002 which, as of March 31, 2010, was in excess of $15,000 (for which
Liggett is 50% responsible). Plaintiff filed a motion seeking an award of attorneys’ fees from Liggett based on plaintiff’s prior proposal for settlement. All proceedings relating to the motion for attorneys’ fees are stayed pending a final resolution of appellate proceedings. Defendants filed a notice of appeal in December 2008. On March 17, 2010, the Third District Court of Appeal affirmed the decision, per curiam, which will not likely be reviewed by the Florida Supreme Court. The defendants have filed a petition for rehearing with the court of appeal.
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
Class action suits have been filed in a number of states against cigarette manufacturers, alleging, among other things, that use of the terms “light” and “ultra light” constitutes unfair and deceptive trade practices, among other things. One such suit, Schwab [McLaughlin] v. Philip Morris, pending in federal court in New York since 2004, sought to create a nationwide class of “light” cigarette smokers. In September 2006, the United States District Court for the Eastern District of New York certified the class. In April 2008, the United States Court of Appeals for the Second Circuit decertified the class. The case was returned to the trial court for further proceedings. In December 2008, the United States Supreme Court, in Altria Group v. Good, ruled that the Federal Cigarette Labeling and Advertising Act did not preempt the state law claims asserted by the plaintiffs and that they could proceed with their claims under the Maine Unfair Trade Practices Act. This ruling has resulted in the filing of additional “lights” class action cases in other states against other cigarette manufacturers. Although Liggett was

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
not a defendant in the Good case, an adverse ruling or commencement of additional “lights” related class actions could have a material adverse effect on the Company.
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
In June 1998, in Cleary v. Philip Morris, a putative class action was brought in Illinois state court on behalf of persons who were allegedly injured by: (i) defendants’ purported conspiracy to conceal material facts regarding the addictive nature of nicotine; (ii) defendants’ alleged acts of targeting their advertising and marketing to minors; and (iii) defendants’ claimed breach of the public’s right to defendants’ compliance with laws prohibiting the distribution of cigarettes to minors. Plaintiffs sought disgorgement of all profits unjustly received through defendants’ sale of cigarettes to plaintiffs and the class. In March 2009, plaintiffs filed a third amended complaint adding, among other things, allegations regarding defendants’ sale of “light” cigarettes. The case was then removed to federal court on the basis of this new claim. In September 2009, the court granted summary judgment to all defendants other than Philip Morris as to the “lights” claims. In November 2009, plaintiffs filed a revised motion for class certification as to the three proposed classes, which motion was denied by the court on February 22, 2010. On February 1, 2010, the court granted summary judgment in favor of defendants as to all claims, other than a “lights” claim involving another cigarette manufacturer. The court granted leave to the plaintiffs to reinstate the motion as to the addiction claims, if the plaintiffs identified another class representative, which they did on April 13, 2010. Defendants intend to move to dismiss the remaining addiction claim. The court plans to rule on that motion on or before June 9, 2010.
In April 2001, in Brown v. Philip Morris USA, a California state court granted in part plaintiffs’ motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants’ cigarettes “during the applicable time period” and who were exposed to defendants’ marketing and advertising activities in California. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law. In June 2009, the California Supreme Court reversed and remanded the case to the trial court for further proceedings regarding whether the class representatives have, or can, demonstrate standing. In August 2009, the California Supreme Court denied defendants’ rehearing petition and issued its mandate. In September 2009, plaintiffs sought reconsideration of the court’s September 2004 order finding that plaintiffs’ allegations regarding “lights” cigarettes were preempted by federal law, in light of the recent United States Supreme Court decision in Altria Group v. Good. The court is reviewing the question. A hearing was held on March 11, 2010. A decision is pending.
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
Class certification motions are pending in a number of other cases and a number of orders denying class certification are on appeal. In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers, including Scott. In that case, a Louisiana jury returned a $591,000 verdict (subsequently reduced by the court to $263,500 plus interest from June 2004) against other cigarette manufacturers to fund medical monitoring or smoking cessation programs for members of the class. Oral argument on the appeal occurred in September 2009. In April 2010, the Louisiana Fourth Circuit Court of Appeal affirmed in part prior decisions ordering the defendants to fund a statewide 10-year smoking cessation program. The court of appeal lowered the amount of the judgment to approximately $241,000, plus interest from July 2008.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Health Care Cost Recovery Actions
As of March 31, 2010, there were three active Health Care Cost Recovery Actions pending against Liggett. Other cigarette manufacturers are also named in these cases. The claims asserted in health care cost recovery actions vary. Although, typically, no specific damage amounts are pled, it is possible that requested damages might be in the billions of dollars. In these cases, plaintiffs typically assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Relief sought by some, but not all, plaintiffs include punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees.
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
In August 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court’s decision. In February 2010, the government and all defendants, other than Liggett, filed petitions for writs of certiorari to the United States Supreme Court. In the government’s petition, it is seeking reinstatement of its claims for remedies, including disgorgement of industry profits. Although this case has been concluded as to Liggett, it is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise results in restrictions that adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.
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
In May 2008, in National Committee to Preserve Social Security and Medicare v. Philip Morris USA, a case pending in the United States District Court for the Eastern District of New York, plaintiffs commenced an action to recover damages equal to twice the amount paid by Medicare for the smoking-related health care services provided from May 21, 2002 to the present, for which treatment defendants’ allegedly were required to make payment under the Medicare Secondary Payer provisions of the Social Security Act. In July 2008, defendants’ filed a motion to dismiss plaintiffs’ claims and plaintiffs filed a motion for partial summary judgment. In March 2009, the court granted the defendants’ motion and dismissed the case. In May 2009, plaintiffs noticed an appeal. In September 2009, defendants filed a motion for summary disposition of the appeal and for a stay of the briefing schedule. The stay was granted. In January 2010, the Second Circuit Court of Appeals referred the motion for summary affirmance to the Merits Panel and ordered briefing on the motion.
Upcoming Trials
In addition to the January 2011 trial in the City of St. Louis case discussed above, as of April 30, 2010, there were 38 Engle progeny cases that are scheduled for trial in 2010 and 2011. The Company and/or Liggett and other cigarette manufacturers are currently named as defendants in each of these cases. Cases against other cigarette manufacturers are also currently scheduled for trial in 2010 and 2011. Trial dates are subject to change.
MSA and Other State Settlement Agreements
In March 1996, March 1997 and March 1998, Liggett entered into settlements of smoking-related litigation with 45 states and territories. The settlements released Liggett from all smoking-related claims made by those states and territories, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.7% of the total cigarettes shipped in the United States in 2009. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. Liggett and Vector Tobacco paid $54,435 for their 2009 MSA obligations.
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
For 2003 through 2009, Liggett and Vector Tobacco disputed that they owe the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco have withheld payment associated with these NPM Adjustment amounts. The total amount withheld or paid into a disputed payment account by Liggett and Vector Tobacco for 2003 through 2009 is $29,236. In 2003, Liggett and Vector Tobacco paid the NPM adjustment amount of $9,345 to the Settling States although both companies continue to dispute this amount. At March 31, 2010, included in “Other assets” on the Company’s condensed consolidated balance sheet was a noncurrent receivable of $6,542 relating to such payment.

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
Liggett objected to this retroactive change and disputed the change in methodology. Liggett contends that the retroactive change from “gross” to “net” unit amounts is impermissible for several reasons, including:
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
The change in the method of calculation could result in Liggett owing, at a minimum, approximately $9,500, plus interest, of additional MSA payments for prior years, because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA. The Company estimates that future MSA payments would be at least approximately $2,250 higher if the method of calculation is changed. No amounts have been expensed or accrued in the accompanying condensed consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute. There can be no assurance that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.
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
In October 2008, Vibo Corporation, Inc., d/b/a General Tobacco (“Vibo”) commenced litigation in the United States District Court for the Western District of Kentucky against each of the Settling States and certain Participating Manufacturers, including Liggett and Vector Tobacco. Vibo alleged, among other things, that the market share exemptions (i.e., grandfathered shares) provided to certain SPMs under the MSA, including Liggett and Vector Tobacco, violate federal antitrust and constitutional law. In January 2009, the district court dismissed the complaint. In January 2010, the court entered final judgment in favor of the defendants. Vibo appealed to the United States Court of Appeals for the Sixth Circuit.
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
In 2003, in order to resolve any potential issues with Minnesota as to Liggett’s ongoing economic settlement obligations, Liggett negotiated a $100 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2004, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make required payments under the respective settlement agreements with these states from 1998 through 2003 and that additional payments may be due for subsequent years. Liggett believes the states’ allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. There can be no assurance that Liggett will resolve these matters or that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows. During 2009, Liggett reversed a previously recorded accrual of $2,500 with respect to this matter.
Cautionary Statement. Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. For example, the jury in the Lukacs case, an Engle progeny case tried in 2002, awarded compensatory damages against Liggett and two other defendants and found

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Liggett 50% responsible for the damages. In November 2008, the court entered final judgment in favor of the plaintiff for $24,835, plus interest from 2002 which, as of March 31, 2010, exceeded $15,000. The Lukacs verdict was recently affirmed by the appellate court. Liggett has been found liable in four other Engle progeny cases, which are currently on appeal or will be appealed. As a result of the Engle decision, approximately 8,500 former Engle class members have claims pending against the Company and Liggett and other cigarette manufacturers. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is in its best interest to do so.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Other Matters:
In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2014. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at March 31, 2010.
In December 2009, a complaint was filed against Liggett in Alabama state court by the estate of a woman who died, in 2007, in a house fire allegedly caused by the ignition of contents of the house by a Liggett cigarette. Plaintiff is suing under the Alabama Extended Manufacturers Liability Doctrine and for breach of warranty and negligence. The plaintiff seeks both punitive and compensatory damages. In February 2010, Liggett filed a notice of removal to federal court. Plaintiff filed a motion for remand. A hearing occurred in March 2010. A decision is pending.
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
6.	INCOME TAXES
The Company’s provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations. The annual effective income tax rate is reviewed and, if necessary, adjusted on a quarterly basis.
The Company’s income tax expense consisted of the following:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Income before provision for income taxes	$18,860	$5,438

Income tax expense using estimated annual effective income tax rate	7,422	2,338
Reduction of valuation allowance	(500)	—

Income tax expense	$6,922	$2,338

The Company recorded a benefit of $500 for the three months ended March 31, 2010 resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The valuation allowance was reduced for the recognition of state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.
7.	NEW VALLEY LLC
The components of “Investments in non-consolidated real estate businesses” were as follows:

	March 31, 2010	December 31, 2009
Douglas Elliman Realty, LLC	$38,696	$36,086
Aberdeen Townhomes LLC	277	1,248
New Valley Oaktree Chelsea Eleven LLC	12,836	12,232

Investments in non-consolidated real estate businesses	$51,809	$49,566

Residential Brokerage Business. New Valley recorded income of $4,571 and a loss of $1,195 for the three months ended March 31, 2010 and 2009, respectively, associated with Douglas Elliman Realty, LLC. New Valley received cash distributions from Douglas Elliman Realty, LLC of $1,962 and $1,428 for the three months ended March 31, 2010 and 2009, respectively. The summarized financial information of Douglas Elliman Realty, LLC is as follows:

	March 31, 2010	December 31, 2009
Cash	$30,836	$26,920
Other current assets	7,243	6,664
Property, plant and equipment, net	13,525	13,498
Trademarks	21,663	21,663
Goodwill	38,349	38,601
Other intangible assets, net	1,550	742
Other non-current assets	2,638	2,871
Notes payable — current	519	776
Current portion of notes payable to member - Prudential Real Estate Financial Services of America, Inc.	1,360	2,487
Current portion of notes payable to member — New Valley	1,360	2,487
Other current liabilities	18,509	20,724
Notes payable — long term	1,132	2,136
Other long-term liabilities	9,965	7,747
Members’ equity	82,959	74,602

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended March 31,
	2010	2009
Revenues	$76,661	$48,956
Costs and expenses	67,175	50,560
Depreciation expense	900	1,199
Amortization expense	77	64
Other income	397	—
Interest expense, net	278	691
Income tax expense (benefit)	271	(310)

Net income (loss)	$8,357	$(3,248)

Aberdeen Townhomes LLC. In January 2010, Aberdeen sold one of its four townhomes and the mortgage of approximately $4,550 was retired. The Company received a preferred return distribution of approximately $971 in connection with the sale. In addition, $375 from the sale is being held in escrow until July 2010. Mortgages on the three remaining Aberdeen townhomes had a balance of approximately $27,400 as of March 31, 2010. These mortgages matured during 2009 and are in default. Aberdeen is in discussions with the lender related to the three remaining mortgages which are in default. There can be no assurance that an agreement will be reached.
The Company’s maximum exposure to loss on its investment in Aberdeen is $277 at March 31, 2010.
New Valley Oaktree Chelsea Eleven, LLC. A subsidiary of New Valley (“New Valley Chelsea”) is operating as an investment vehicle for the Chelsea Eleven LLC (the “Chelsea”) real estate development project. Chelsea sold three units during the quarter ended March 31, 2010. As of the financial statement issue date, sales of 15 of the 54 luxury residential units have closed.
As of March 31, 2010, Chelsea had approximately $198,802 of total assets and $117,952 of total liabilities, excluding amounts owed to New Valley Chelsea (approximately $67,438 at March 31, 2010).
The outstanding balance on the $96,000 construction loan was approximately $40,300 at March 31, 2010. The outstanding balance of the $24,000 mezzanine loan plus accrued interest was approximately $54,600 at March 31, 2010.
As of March 31, 2010, the Company had lent an additional amount of $822 to New Valley Oaktree. The Company’s maximum exposure to loss on its investment in New Valley Chelsea is $12,836 at March 31, 2010.
Investment in Escena:
The components of the Company’s investment in Escena are as follows:

	March 31,	December 31,
	2010	2009
Land and land improvements	$11,112	$11,126
Building and building improvements	1,426	1,154
Other	1,092	1,038

	13,630	13,318
Less accumulated depreciation	(142)	(74)

	$13,488	$13,244

The Company recorded operating income of approximately $282 for three months ended March 31, 2010 from Escena.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
8.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of March 31, 2010
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$194,865	$194,865	$—	$—
Certificates of deposit	2,766	—	2,766	—
Bonds	1,128	1,128	—	—
Investment securities available for sale	61,615	49,722	11,893	—

Total	$260,374	$245,715	$14,659	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$155,729	$—	$—	$155,729

	Fair Value Measurements as of December 31, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Unobservable
		Identical	Observable	Inputs
		Assets	Inputs	(Level 3)
Description	Total	(Level 1)	(Level 2)
Assets:
Money market funds	$199,423	$199,423	$—	$—
Certificates of deposit	2,785	—	2,785	—
Bonds	3,128	3,128	—	—
Investment securities available for sale	51,742	38,706	13,036	—

Total	$257,078	$241,257	$15,821	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$153,016	$—	$—	$153,016

The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The Level 2 investment securities available for sale were not registered and do not have direct market quotes.
The fair value of derivatives embedded within convertible debt were derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
debt. The changes in fair value of derivatives embedded within convertible debt are presented on the Condensed Consolidated Statements of Operations.
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
The Company’s nonrecurring nonfinancial assets subject to fair value measurements are as follows:

		Fair Value Measurements as of March 31, 2009 Using:
			Quoted
			Prices in
	Three		Active
	Months Ended		Markets	Significant
	March 31,		for	Other	Significant
	2009		Identical	Observable	Unobservable
	Impairment		Assets	Inputs	Inputs
Description	Charge	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in real estate	$5,000	$12,704	$—	$—	$12,704
Investment in non- consolidated real estate businesses	3,500	3,000	—	—	3,000

Total	$8,500	$15,704	$—	$—	$15,704

The Company estimated the fair value of its investment in Escena and non-consolidated real estate using observable inputs such as market pricing based on recent events, however, significant judgment was required to select certain inputs from observed market data. The decrease in the mortgage receivable and the non-consolidated real estate were attributed to the decline in the New York and California real estate markets due to various factors including downward pressure on housing prices, the impact of the recent contraction in the subprime and mortgage markets generally and a large inventory of unsold homes at the same time that sales volumes were decreasing.
9.	SEGMENT INFORMATION
As a result of the suspension of the marketing of low nicotine and nicotine-free cigarette products by Vector Tobacco and significant reductions in Vector Tobacco’s related research activities, the Company has reevaluated its operating segments and combined the Liggett and Vector Tobacco businesses into a single Tobacco segment. The Company’s significant business segments for the three months ended March 31, 2010 and 2009 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes and the research related to reduced risk products. The Real Estate segment includes the Company’s investment in Escena and investments in non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Prior period information has been recast to conform to the current presentation.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Financial information for the Company’s operations before taxes for the three months ended March 31, 2010 and 2009 follows:

			Real		Corporate
	Tobacco		Estate		and Other	Total
Three months ended March 31, 2010
Revenues	$222,087		—		—	$222,087
Operating income (loss)	34,932		282		(4,196)	31,018
Equity income on non-consolidated real estate businesses	—		4,571		—	4,571
Identifiable assets	406,691		65,297	(2)	271,092	743,080
Depreciation and amortization	2,073		68		579	2,720
Capital expenditures	3,445		321		29	3,795

Three months ended March 31, 2009
Revenues	$121,216		—		—	$121,216
Operating income (loss)	35,625	(1)	—		(4,465)	31,160
Equity loss on non-consolidated real estate businesses	—		(995)		—	(995)
Identifiable assets	289,951		56,762	(2)	336,513	683,226
Depreciation and amortization	2,013		—		580	2,593
Capital expenditures	803		—		—	803

(1)	Operating income includes a gain of $5,000 on the Philip Morris brand transaction completed February 2009 and restructuring expenses of $1,000.

(2)	Includes investments accounted for under the equity method of accounting of $51,809 and $44,058 as of March 31, 2010 and 2009, respectively.
10.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$197,382	$4,918	$657	$—	$202,957
Investment securities available for sale	61,615	—	—	—	61,615
Accounts receivable — trade	—	7,154	—	—	7,154
Intercompany receivables	32	—	—	(32)	—
Inventories	—	101,613	—	—	101,613
Deferred income taxes	13,102	3,307	—	—	16,409
Income taxes receivable	—	17,060	—	(17,060)	—
Restricted assets	—	1,378	—	—	1,378
Other current assets	906	2,470	102	—	3,478

Total current assets	273,037	137,900	759	(17,092)	394,604

Property, plant and equipment, net	626	43,195	—	—	43,821
Investment in Escena, net	—	—	13,488	—	13,488
Long-term investments accounted for at cost	49,486	—	837	—	50,323
Investments in non- consolidated real estate businesses	—	—	51,809	—	51,809
Investments in consolidated subsidiaries	270,282	—	—	(270,282)	—
Restricted assets	2,666	2,500	—	—	5,166
Deferred income taxes	27,801	109,520	9,342	(108,083)	38,580
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	9,237	—	—	9,237
Other assets	14,297	14,244	—	—	28,541

Total assets	$638,195	$424,107	$76,235	$(395,457)	$743,080

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$29,787	$—	$—	$29,787
Current portion of employee benefits	—	1,029	—	—	1,029
Accounts payable	443	4,314	62	—	4,819
Intercompany payables	—	32	—	(32)	—
Accrued promotional expenses	—	10,687	—	—	10,687
Income taxes payable, net	1,662	1,970	32,621	(17,060)	19,193
Accrued excise and payroll taxes payable, net	—	14,812	—	—	14,812
Settlement accruals	—	42,247	—	—	42,247
Deferred income taxes	20,520	1,763	—	—	22,283
Accrued interest	6,967	—	—	—	6,967
Other current liabilities	3,385	7,130	735	—	11,250

Total current liabilities	32,977	113,771	33,418	(17,092)	163,074
Notes payable, long-term debt and other obligations, less current portion	321,227	13,270	567	—	335,064
Fair value of derivatives embedded within convertible debt	155,729	—	—	—	155,729
Non-current employee benefits	13,663	20,935	—	—	34,598
Deferred income taxes	127,676	24,634	59	(108,083)	44,286
Other liabilities	286	22,709	697	—	23,692

Total liabilities	651,558	195,319	34,741	(125,175)	756,443

Commitments and contingencies	—	—	—	—	—

Stockholders’ deficiency	(13,363)	228,788	41,494	(270,282)	(13,363)

Total liabilities and stockholders’ deficiency	$638,195	$424,107	$76,235	$(395,457)	$743,080

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$204,133	$5,004	$317	$—	$209,454
Investment securities available for sale	51,743	—	—	—	51,743
Accounts receivable — trade	—	8,089	9	—	8,098
Intercompany receivables	—	43	—	(43)	—
Inventories	—	98,485	1	—	98,486
Deferred income taxes	11,240	2,914	—	—	14,154
Income taxes receivable	—	26,086	—	(26,086)	—
Restricted assets	—	3,138	—	—	3,138
Other current assets	497	3,512	126	—	4,135

Total current assets	267,613	147,271	453	(26,129)	389,208
Property, plant and equipment, net	623	42,363	—	—	42,986
Investment in Escena, net	—	—	13,244	—	13,244
Long-term investments accounted for at cost	49,486	—	837	—	50,323
Investments in non- consolidated real estate businesses	—	—	49,566	—	49,566
Investments in consolidated subsidiaries	282,010	—	—	(282,010)	—
Restricted assets	2,685	2,150	—	—	4,835
Deferred income taxes	28,729	94,088	9,667	(92,646)	39,838
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	8,994	—	—	8,994
Other assets	14,942	14,095	—	—	29,037

Total assets	$646,088	$416,472	$73,767	$(400,785)	$735,542

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$21,773	$116	$—	$21,889
Current portion of employee benefits	—	1,029	—	—	1,029
Accounts payable	1,490	2,763	102	—	4,355
Intercompany payables	43	—	—	(43)	—
Accrued promotional expenses	—	12,745	—	—	12,745
Income taxes payable, net	14,472	547	30,991	(26,086)	19,924
Accrued excise and payroll taxes payable, net	—	24,088	5	—	24,093
Settlement accruals	—	18,803	—	—	18,803
Deferred income taxes	14,992	2,262	—	—	17,254
Accrued interest	13,840	—	—	—	13,840
Other current liabilities	6,039	8,427	610	—	15,076

Total current liabilities	50,876	92,437	31,824	(26,129)	149,008
Notes payable, long-term debt and other obligations, less current portion	319,588	14,853	479	—	334,920
Fair value of derivatives embedded within convertible debt	153,016	—	—	—	153,016
Non-current employee benefits	13,301	20,946	—	—	34,247
Deferred income taxes	113,667	24,040	59	(92,646)	45,120
Other liabilities	322	22,763	828	—	23,913

Total liabilities	650,770	175,039	33,190	(118,775)	740,224

Commitments and contingencies	—	—	—	—	—

Stockholders’ deficiency	(4,682)	241,433	40,577	(282,010)	(4,682)

Total liabilities and stockholders’ deficiency	$646,088	$416,472	$73,767	$(400,785)	$735,542

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$222,087	$—	$—	$222,087
Expenses:
Cost of goods sold	—	169,911	—	—	169,911
Operating, selling, administrative and general expenses	5,218	16,195	(255)	—	21,158
Management fee expense	—	2,130	—	(2,130)	—

Operating (loss) income	(5,218)	33,851	255	2,130	31,018
Other income (expenses):
Interest and dividend income	57	8	—	—	65
Interest expense	(18,575)	(219)	(11)	—	(18,805)
Changes in fair value of derivatives embedded within convertible debt	(2,714)	—	—	—	(2,714)
Equity income on non-consolidated real estate businesses	—	—	4,571	—	4,571
Gain on the sale of investment securities available for sale	4,664	—	—	—	4,664
Equity income in consolidated subsidiaries	27,368	—	—	(27,368)	—
Management fee income	2,130	—	—	(2,130)	—
Other, net	61	—	—	—	61

Income before provision for income taxes	7,773	33,640	4,815	(27,368)	18,860
Income tax (expense) benefit	(9,928)	(9,132)	(1,955)	14,093	(6,922)

Net income	$(2,155)	$24,508	$2,860	$(13,275)	$11,938

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$121,216	$—	$—	$121,216
Expenses:
Cost of goods sold	—	72,526	—	—	72,526
Operating, selling, administrative and general expenses	5,150	15,990	390	—	21,530
Gain on brand transaction	—	(5,000)	—	—	(5,000)
Restructuring charges	—	1,000	—	—	1,000
Management fee expense	—	2,056	—	(2,056)	—

Operating(loss) income	(5,150)	34,644	(390)	2,056	31,160
Other income (expenses):
Interest and dividend income	75	75	—	—	150
Interest expense	(15,794)	(280)	—	—	(16,074)
Changes in fair value of derivatives embedded within convertible debt	(303)	—	—	—	(303)
Impairment charges on investments	—	—	(8,500)	—	(8,500)
Equity loss on non-consolidated real estate businesses	—	—	(995)	—	(995)
Equity income in consolidated subsidiaries	15,499	—	—	(15,499)	—
Management fee income	2,056	—	—	(2,056)	—

Other, net	—	—	—	—	—
Income before provision for income taxes	(3,617)	34,439	(9,885)	(15,499)	5,438
Income tax benefit (expense)	6,717	(13,119)	4,064	—	(2,338)

Net income (loss)	$3,100	$21,320	$(5,821)	$(15,499)	$3,100

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$18,368	$48,836	$1,074	$(55,115)	$13,163

Cash flows from investing activities:
Sale or maturity of investment securities	6,933	—	—	—	6,933
Investment in non- consolidated real estate businesses	—	—	(605)	—	(605)
Distributions from non-consolidated real estate businesses	—	—	2,154	—	2,154
Increase in cash surrender value of life insurance policies	(425)	(111)	—	—	(536)
(Increase) decrease in non-current restricted assets	19	(350)	—	—	(331)
Proceeds from sale of fixed assets	—	3	—	—	3
Investments in subsidiaries	(1,731)	—	—	1,731	—
Capital expenditures	(29)	(3,445)	(321)	—	(3,795)

Net cash (used in) provided by investing activities	4,767	(3,903)	1,228	1,731	3,823

Cash flows from financing activities:
Proceeds from debt issuance	—	2,112	—	—	2,112
Repayments of debt	—	(1,140)	(28)	—	(1,168)
Borrowings under revolver	—	216,456	—	—	216,456
Repayments on revolver	—	(210,997)	—	—	(210,997)
Capital contributions received	—	1,450	281	(1,731)	—
Intercompany dividends paid	—	(52,900)	(2,215)	55,115	—
Dividends and distributions on common stock	(30,024)	—	—	—	(30,024)
Proceeds from exercise of Vector options and warrants	138	—	—	—	138

Net cash provided by (used in) financing activities	(29,886)	(45,019)	(1,962)	53,384	(23,483)

Net decrease in cash and cash equivalents	(6,751)	(86)	340	—	(6,497)
Cash and cash equivalents, beginning of period	204,133	5,004	317	—	209,454

Cash and cash equivalents, end of period	$197,382	$4,918	$657	$—	$202,957

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$23,102	$7,037	$333	$(9,384)	$21,088

Cash flows from investing activities:
Proceeds from sale or liquidation of long-term investments	908	—	—	—	908
Distributions from non-consolidated real estate businesses	—	—	1,182	—	1,182
Increase in cash surrender value of life insurance policies	(244)	(112)	—	—	(356)
(Increase) decrease in non-current restricted assets	(116)	568	—	—	452
Investments in subsidiaries	(1,350)		—	- 1,35	0 -
Capital expenditures	—	(803)	—	—	(803)

Net cash (used in) provided by investing activities	(802)	(347)	1,182	1,350	1,383

Cash flows from financing activities:
Proceeds from debt issuance	—	10	—	—	10
Repayments of debt	—	(1,604)	—	—	(1,604)
Borrowings under revolver	—	123,724	—	—	123,724
Repayments on revolver	—	(123,291)	—	—	(123,291)
Capital contributions received	—	1,350	—	(1,350)	—
Intercompany dividends paid	—	(7,875)	(1,509)	9,384	—
Dividends and distributions on common stock	(30,076)	—	—	—	(30,076)
Proceeds from exercise of Vector options and warrants	10	—	—	—	10

Net cash provided by (used in) financing activities	(30,066)	(7,686)	(1,509)	8,034	(31,227)

Net decrease in cash and cash equivalents	(7,766)	(996)	6	—	(8,756)
Cash and cash equivalents, beginning of period	200,066	11,039	—	—	211,105

Cash and cash equivalents, end of period	$192,300	$10,043	$6	$—	$202,349

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Overview
     We are a holding company and are engaged principally in:
•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC,

•	research relating to reduced risk cigarette products through our Vector Tobacco Inc. subsidiary, and

•	the real estate business through our New Valley LLC subsidiary, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.
     All of Liggett’s unit sales volume in 2009 and for the first three months of 2010 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
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
     In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT’s unit volume was 15.5% of Liggett’s unit volume for the three months ended March 31, 2010 and 21.5% for the year ended December 31, 2009. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX’s unit volume was 22.4% of Liggett’s unit volume for the three months ended March 31, 2010 and 27.9% for the year ended December 31, 2009. In April 2009, Liggett repositioned PYRAMID as a box-only brand in specific markets with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett’s family of brands with 30.2% of Liggett’s unit volume for the three months ended March 31, 2010 and 14.6% for the year ended December 31, 2009.
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
Recent Developments
     Senior Secured Notes. In September 2009, we sold an additional $85,000 principal amount of our 11% Senior Secured Notes due 2015 (the “Senior Secured Notes”) at 94% of face value in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. In April 2010, we sold an additional $75,000 principal amount of the Senior Secured Notes at 101% of face value in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. On May 6, 2010, we commenced an offer to exchange the Secured Notes issued in September 2009 and April 2010 for an equal amount of newly issued 11% Senior Secured Notes due 2015. The new Secured Notes have substantially the same terms as the original notes, except that the new Secured Notes have been registered under the Securities Act.
     Enacted and proposed excise tax increases. Effective April 1, 2009, the federal cigarette excise tax was increased from $3.90 per carton ($0.39 per pack) to $10.07 per carton ($1.01 per pack). Wholesale shipment volume in the first quarter of 2009 for Liggett and for the total industry was negatively impacted by tax-driven trade purchasing patterns in anticipation of the increase in the federal excise taxes on cigarettes. In 2009, 14 states and the District of Columbia enacted increases to state excise taxes and further increases in states’ excise taxes are expected. As of the financial statement issuance date, three states had enacted increases to state excise taxes in 2010 and further increases in states’ excise taxes are expected.
     New Valley Oaktree Chelsea Eleven, LLC. Chelsea sold three units during the quarter ended March 31, 2010. As of the financial statement issue date, sales of 15 of 54 units in the Chelsea Eleven LLC real estate development project have closed. As of March 31, 2010, Chelsea had approximately $198,802 of total assets and $117,952 of total liabilities, excluding amounts owed to New Valley Chelsea (approximately $67,438 at March 31, 2010). The outstanding balance on Chelsea’s construction loan was approximately $40,300 at March 31, 2010. The outstanding balance of the mezzanine loan, plus accrued interest, was approximately $54,600 at March 31, 2010.
     Aberdeen Townhomes LLC. In January 2010, Aberdeen sold one of its four townhomes and the mortgage of approximately $4,550 was retired. In addition, $375 from the sale is being held in escrow until July 2010. We received a preferred return distribution of approximately $971 in connection with the sale and did not record a gain or loss associate with the sale.
Recent Developments in Tobacco-Related Litigation
     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of March 31, 2010, there were approximately 7,200 individual suits (excluding approximately 100 individual cases pending in West Virginia state court as part of a consolidated action; Liggett has been severed from the trial of the consolidated action), seven purported class actions and four healthcare cost recovery actions pending in the United States in which Liggett or us, or both, were named as a defendant.
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
     Engle Progeny Cases. In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and/or the Company have been named in approximately 7,160 Engle progeny cases in both state and federal courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases. These cases include approximately 8,500 plaintiffs, approximately 3,860 of whom have claims pending in federal court and 5,295 in state court. Duplicate cases were filed in federal and state court on behalf of approximately 660 plaintiffs. The federal court cases are stayed pending the outcome of an appeal to the United States Court of Appeals for the Eleventh Circuit of several district court orders in which it was found that the Florida Supreme Court’s decision in Engle was unconstitutional. The number of progeny cases will likely increase as the courts may require multi-plaintiff cases to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties. As of April 30, 2010, 38 alleged Engle progeny cases, where Liggett is currently named as a defendant, were scheduled for trial in 2010 and 2011. As of April 30, 2010, four adverse verdicts in Engle progeny cases have been entered against Liggett. In June 2002, the jury in Lukacs v. R. J. Reynolds Tobacco Company, an individual case brought under the third phase of the Engle case, awarded $37,500, (subsequently reduced by the court to $24,835) of compensatory damages, plus interest, jointly and severally, against Liggett and two other cigarette manufacturers and found Liggett 50% responsible for the damages. In November 2008, the court entered final judgment. On March 17, 2010, the Third District Court of Appeal affirmed the decision, per curiam, which will likely not be reviewed by the Florida Supreme Court. The defendants have filed a petition for rehearing with the court of appeal. The plaintiffs are seeking an award of attorneys’ fees from Liggett. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
Critical Accounting Policies
     There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our

Annual Report on Form 10-K, for the year ended December 31, 2009. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.
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
     As a result of the suspension of the marketing of low nicotine and nicotine-free cigarette products by Vector Tobacco and the significant reductions in Vector Tobacco’s related research activities, we have reevaluated our operating segments and combined the Liggett and Vector Tobacco businesses into a single Tobacco segment. For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three months ended March 31, 2010 and 2009 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes and the research related to reduced risk products. The Real Estate segment includes our investment in Escena and investments in non-consolidated real estate businesses. Prior period information has been recast to conform to the current presentation.

	Three Months Ended
	March 31,	March 31,
	2010	2009
Revenues:

Tobacco	$222,087	$121,216

Operating income (loss):
Tobacco	$34,932	$35,625	(1)
Real estate	282	—
Corporate and other	(4,196)	(4,465)

Total operating income	$31,018	$31,160

(1)	Includes a gain of $5,000 on the Philip Morris brand transaction completed in February 2009 and restructuring expenses of $1,000.
Three Months Ended March 31, 2010 Compared to Three Months ended March 31, 2009
     Revenues. All of our revenues were from the Tobacco segment for the first quarter of 2010 and 2009. We increased the list price of LIGGETT SELECT and EVE by $0.90 per carton in February 2009 and an additional $7.10 per carton in March 2009. Liggett increased the list price of GRAND PRIX by $7.20 per carton in March 2009. We increased the list price of LIGGETT SELECT, EVE, and GRAND PRIX by $0.60 per carton in January 2010 and an additional $0.65 per carton in May 2010.
     All of our sales for the first quarter of 2010 and 2009 were in the discount category. For the three months ended March 31, 2010, revenues were $222,087 compared to $121,216 for the three months ended March 31, 2009. Revenues increased by 83.2% ($100,871) due to a favorable price variance of $57,478 primarily related to increases in price of LIGGETT SELECT and GRAND PRIX (primarily associated with the increase in federal excise taxes on cigarettes), a favorable sales mix of $10,040, and a favorable sales volume of $33,721 (approximately 482.0 million units). Wholesale shipment volume for the three months ended March 31, 2010 returned to its normal pattern in comparison to the same period in 2009. Wholesale shipment volume for the three months ended March 31, 2009 for Liggett and for the total industry was negatively impacted by tax-driven trade purchasing patterns in anticipation of the increase ($6.17 per carton) in the federal excise tax on cigarettes from $3.90 to $10.07 per carton on April 1, 2009. This legislation included provisions that imposed this increase in excise taxes on inventory held as of March 31, 2009. As a result, many wholesalers and retailers significantly reduced their inventory levels as of March 31, 2009 to minimize any such taxes owed on such inventory.
     Tobacco Gross Profit. Tobacco gross profit was $52,176 for the three months ended March 31, 2010 compared to $48,689 for the three months ended March 31, 2009. This represented an increase of $3,487 (7.2%) when compared to the same period in 2009. This increase was due primarily to higher volumes. As a percent of revenues (excluding federal excise taxes), however, Tobacco gross profit at decreased to 47.1% for the three months ended March 31, 2010 compared to gross profit of 55.6% for the three months ended March 31, 2009 due to sales mix.
     Expenses. Operating, selling, general and administrative expenses were $21,158 for the three months ended March 31, 2010 compared to $21,530 for the same period last year, a decrease of $372 (1.7%). Tobacco expenses were $17,244 for the three months ended March 31, 2010 compared to $17,065 for the same period in the prior year, an increase of $179, which was primarily the result of increased legal and product liability expenses of $261 in 2010. Tobacco product liability legal expenses and other litigation costs were $1,648 and $1,387 for the three months ended March 31, 2010 and 2009, respectively. Expenses at the corporate level decreased from $4,465 to $4,196.
     Operating Income. For the three months ended March 31, 2010, Tobacco segment operating income decreased from $35,625 in 2009 to $34,932 in 2010 primarily due to the absence of a gain of $5,000 from the Philip Morris brands transaction offset by $1,000 of restructuring expenses in 2009 and increased margins based on higher volume in 2010. The real estate segment operating income of $282 in the 2010 period related primarily to Escena’s operations.
     Other expenses. Other expenses were $12,158 for the three months ended March 31, 2010 compared to $25,722 for the same period last year, a decrease of $13,564. For the three months ended March 31, 2010, other expenses primarily consisted of interest expense of $18,805 and charges of $2,714 for changes in fair value of derivatives embedded within convertible debt. These expenses were offset by a realized gain on investments held for sale of $4,664 and equity income on non-consolidated real estate businesses of $4,571. For the three months ended March 31, 2009, other expenses primarily consisted of interest expense of $16,074, a loss of $8,500 associated with a decline in value in the Escena mortgage receivable ($5,000) and the Aberdeen real estate investment ($3,500), equity losses of $995 on non-consolidated real estate businesses, and charges of $303 for changes in fair value of derivatives embedded within convertible debt.
     The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The loss of $2,714 and $303 from the embedded derivatives in the three month months ended March 31, 2010 and 2009, respectively, was primarily the result of declining spreads between corporate convertible debt and risk free investments offset by interest payments during the period.

     Income before income taxes. Income before income taxes for the three months ended March 31, 2010 was $18,860 compared to income before income taxes of $5,438 for the three months ended March 31, 2009.
     Income tax provision. The income tax provision was $6,922 and $2,338 for the three months ended March 31, 2010 and 2009, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with guidance on accounting for income taxes on interim periods. We recorded a benefit of approximately $500 for the three months ended March 31, 2010 resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The net deferred tax asset has been recognized for state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.
Liquidity and Capital Resources
     Net cash and cash equivalents decreased $6,497 and $8,756 for the three months ended March 31, 2010 and 2009, respectively.
     Net cash provided from operations was $13,163 and $21,088 for the three months ended March 31, 2010 and 2009, respectively. The difference between the two periods related primarily to the absence of the $5,000 payment received on the Philip Morris brands transaction in 2010 compared to 2009, increased income tax payments in 2010 and increased inventory balances in the 2010 period at Liggett due to higher federal excise tax rates.
     Cash provided by investing activities was $3,823 for the three months ended March 31, 2010 compared to $1,383 for the same period in 2009. In the first three months of 2010, cash provided by investing activities was from the proceeds from the sale or maturity of investment securities of $6,933, distributions from non-consolidated real estate businesses of $2,154 offset by an increase in non-current restricted assets of $331, cash used for a purchase of real estate businesses of $605, cash used for capital expenditures of $3,795 and an increase in cash surrender value of corporate- owned life insurance policies of $536. In the first three months of 2009, cash provided by investing activities was from the proceeds from the liquidation of long-term investments of $908, distributions from non-consolidated real estate businesses of $1,182, and the decrease in non-current restricted assets of $452 offset by cash used for capital expenditures of $803 and an increase in cash surrender value of corporate- owned life insurance policies of $356.
     Cash used in financing activities was $23,483 and $31,227 for the three months ended March 31, 2010 and 2009, respectively. In the first three months of 2010, cash was primarily used for distributions on common stock of $30,024, and repayments of debt of $1,168 offset by proceeds from debt issuance of $2,112, net borrowings of debt under the revolver of $5,459 and proceeds from exercise of options of $138. In the first three months of 2009, cash was primarily used for distributions on common stock of $30,076, and repayments of debt of $1,604 offset by net borrowings of debt under the revolver of $433.
     Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $22,841 was outstanding at March 31, 2010. Availability as determined under the facility was approximately $13,200 based on eligible collateral at March 31, 2010. The facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the facility, on a trailing twelve-month basis, shall not be less than

$100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The covenants also require that annual capital expenditures, as defined under the facility, (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year. At March 31, 2010, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were approximately $149,000 for the twelve months ended March 31, 2010.
     In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $24,835 of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. As of March 31, 2010, interest on the award was more than $15,000. To date, four other adverse verdicts have been entered in Engle progeny cases against Liggett in the total amount of approximately $5,872. It is possible that additional cases could be decided unfavorably. There are approximately 7,160 Engle progeny cases, in state and federal courts in Florida, where Liggett (and other cigarette manufacturers) and us, were named as defendants. Approximately 38 cases are currently scheduled for trial in 2010 and 2011. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 5 to our consolidated financial statements and “Legislation and Regulation” below for a description of legislation, regulation and litigation.
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
     In April 2010, we sold an additional $75,000 principal amount of the Senior Secured Notes at 101% of face value in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. We received net proceeds from the 2010 offering of $73,500. Following the offering, a total of $325,000 of principal amount of Senior Secured Notes were outstanding.
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

	Indenture	March 31,	December 31,
Covenant	Requirement	2010	2009
Consolidated EBITDA, as defined	$50,000	$177,594	$174,158
Leverage ratio, as defined	<3.0 to 1	0.2 to 1	0.3 to 1
Secured leverage ratio, as defined	<1.5 to 1	Negative	Negative
     We and our subsidiaries have significant indebtedness and debt service obligations. At March 31, 2010, we and our subsidiaries had total outstanding indebtedness (including the embedded derivative liabilities related to our convertible notes) of approximately $518,000. We must redeem $11,000 of our 3.875% Variable Interest Senior Convertible Debentures by June 15, 2011, and we may be required to purchase $99,000 of the debentures on June 15, 2012. Approximately $157,500 of our 6.75% convertible debt matures in 2014 and $250,000 of our 11% senior secured notes matures in 2015. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
     We believe that our cigarette operations are positive cash flow generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
     In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $203,000, investment securities available for sale of approximately $62,000, long-term investments with an estimated value of approximately $71,000 and availability under Liggett’s credit facility of approximately $13,200 at March 31, 2010. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
     As of March 31, 2010, approximately $36,600 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of March 31, 2010, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $367.
     In addition, as of March 31, 2010, approximately $75,882 ($267,530 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance.
     Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $6,650 with approximately $500 resulting from the embedded derivative associated with our 6.75% Note due 2014, $900 resulting from the embedded derivative associated with our 6.75% exchange notes due 2014, and the remaining $5,250 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $6,600 per year.
     We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in yield of our debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes our future dividend payments and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of our embedded derivatives was between $159,252 and $152,346. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $155,729 as of March 31, 2010. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
     We held investment securities available for sale totaling $61,615 at March 31, 2010, which includes 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. carried at $13,058.
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
     Further information on risks and uncertainties specific to our business include the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Note 5, incorporated herein by reference, to our condensed consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which our company, VGR Holding, Liggett, Vector Tobacco, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related material legal proceedings to which Liggett or us is a party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 100 S.E. Second St., 32nd Floor, Miami, Florida 33131, Attn. Investor Relations.
Item 1A. Risk Factors
Except as set forth below, there are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K for the year ended December 31, 2009. Please refer to that section for disclosures regarding the risks and uncertainties related to our business. The risk factors in the Annual Report on Form 10-K entitled “Litigation will continue to harm the tobacco industry”, “Individual tobacco-related cases have increased as a result of the Florida Supreme Court’s ruling in Engle” and “Liggett may have additional payment obligations under the Master Settlement Agreement and its other settlement agreements with the states” are revised to reflect the updated information concerning the number and status of cases and other matters discussed under Note 5 to our condensed consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition — Recent Developments — Tobacco Settlement Agreements”, “— Recent Developments in Legislation, Regulation and Tobacco-Related Litigation”, and “— Legislation and Regulation.”
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

Date: May 6, 2010