Form 10-Q
period 2010-06-30
VECTOR GROUP LTD
filed 2010-08-05
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2010

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
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
     At August 5, 2010, Vector Group Ltd. had 71,374,164 shares of common stock outstanding.

VECTOR GROUP LTD.
FORM 10-Q
T A B L E  O F  C O N T E N T S

Page
PART I. FINANCIAL INFORMATION

Item 1. Vector Group Ltd. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	2

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and June 30, 2009	3

Condensed Consolidated Statement of Stockholders’ Deficiency for the six months ended June 30, 2010	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 . Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	53

Item 4. Controls and Procedures	53

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	54

Item 1A. Risk Factors	54

Item 6. Exhibits	55

SIGNATURE	56
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30,	December 31,
	2010	2009

ASSETS:
Current assets:
Cash and cash equivalents	$285,530	$209,454
Investment securities available for sale	70,732	51,743
Accounts receivable — trade	6,743	8,098
Inventories	100,749	98,486
Deferred income taxes	15,602	14,154
Restricted assets	2,979	3,138
Other current assets	3,480	4,135

Total current assets	485,815	389,208

Property, plant and equipment, net	46,341	42,986
Investment in Escena, net	13,443	13,244
Long-term investments accounted for at cost	45,971	50,323
Long-term investments accounted for under the equity method	10,900	—
Investments in non-consolidated real estate businesses	56,111	49,566
Restricted assets	5,713	4,835
Deferred income taxes	37,662	39,838
Intangible asset	107,511	107,511
Prepaid pension costs	9,480	8,994
Other assets	31,039	29,037

Total assets	$849,986	$735,542

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$31,974	$21,889
Current portion of employee benefits	1,029	1,029
Accounts payable	5,894	4,355
Accrued promotional expenses	13,006	12,745
Income taxes payable, net	15,387	19,924
Accrued excise and payroll taxes payable, net	15,787	24,093
Settlement accruals	60,525	18,803
Deferred income taxes	23,965	17,254
Accrued interest	16,959	13,840
Other current liabilities	12,448	15,076

Total current liabilities	196,974	149,008

Notes payable, long-term debt and other obligations, less current portion	413,724	334,920
Fair value of derivatives embedded within convertible debt	141,941	153,016
Non-current employee benefits	35,135	34,247
Deferred income taxes	49,261	45,120
Other liabilities	32,549	23,913

Total liabilities	869,584	740,224

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 74,605,075 and 74,510,595 shares issued and 71,357,164 and and 71,262,684 shares outstanding	7,135	7,126
Additional paid-in capital	—	15,928
Accumulated deficit	(9,299)	—
Accumulated other comprehensive loss	(4,577)	(14,879)
Less: 3,247,911 shares of common stock in treasury, at cost	(12,857)	(12,857)

Total stockholders’ deficiency	(19,598)	(4,682)

Total liabilities and stockholders’ deficiency	$849,986	$735,542

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues*	$268,460	$206,794	$490,547	$328,010

Expenses:
Cost of goods sold*	210,994	147,764	380,905	220,290
Operating, selling, administrative and general expenses	22,028	20,183	43,186	41,713
Litigation judgment expense	14,361	—	14,361	—
Gain on brand transaction	—	—	—	(5,000)
Restructuring charges	—	—	—	1,000

Operating income	21,077	38,847	52,095	70,007

Other income (expenses):
Interest expense	(20,770)	(17,086)	(39,575)	(33,160)
Loss on extinguishment of debt	—	(18,444)	—	(18,444)
Change in fair value of derivatives embedded within convertible debt	13,789	(19,488)	11,075	(19,791)
Impairment charges on investments	—	—	—	(8,500)
Equity income from non-consolidated real estate businesses	7,207	1,811	11,778	816
Gain on sale of investment securities available for sale	6,447	—	11,111	—
Other, net	2,852	76	2,978	226

Income (loss) before provision for income taxes	30,602	(14,284)	49,462	(8,846)
Income tax expense (benefit)	11,379	(6,338)	18,301	(4,000)

Net income (loss)	$19,223	$(7,946)	$31,161	$(4,846)

Per basic common share:

Net income (loss) applicable to common shares	$0.27	$(0.11)	$0.43	$(0.07)

Per diluted common share:

Net income (loss) applicable to common shares	$0.20	$(0.11)	$0.41	$(0.07)

Cash distributions and dividends declared per share	$0.40	$0.38	$0.80	$0.76

*	Revenues and Cost of goods sold include excise taxes of $135,217, $103,458, $246,410 and $137,170, respectively.
The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance, December 31, 2009	71,262,684	$7,126	$15,928	$—	$(14,879)	$(12,857)	$(4,682)

Net income	—	—	—	31,161	—	—	31,161
Pension-related minimum liability adjustments, net of income taxes	—	—	—	—	972	—	972
Forward contract adjustments, net of income taxes	—	—	—	—	18	—	18
Unrealized loss on long-term investments accounted for under the equity method, net of income taxes	—	—	—	—	(131)	—	(131)
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	16,043	—	16,043
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(6,600)	—	(6,600)

Unrealized gain on investment securities, net of income taxes	—	—	—	—	9,443	—	9,443

Total other comprehensive income	—	—	—	—	—	—	10,302

Total comprehensive income	—	—	—	—	—	—	41,463

Tax benefit of options exercised	—	—	75	—	—	—	75
Distributions and dividends on common stock	—	—	(17,882)	(40,460)	—	—	(58,342)
Restricted stock grants	50,000	5	(5)	—	—	—	—
Exercise of stock options	44,480	4	503	—	—	—	507

Amortization of deferred compensation	—	—	1,381	—	—	—	1,381

Balance, June 30, 2010	71,357,164	$7,135	$—	$(9,299)	$(4,577)	$(12,857)	$(19,598)

The accompanying notes are an integral part
of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Net cash provided by operating activities	$55,852	$52,553

Cash flows from investing activities:
Sale or maturity of investment securities	15,433	—
Purchase of investment securities	(7,414)	(10,667)
Proceeds from sale or liquidation of long-term investments	1,001	1,407
Purchase of long-term investments	(5,000)	—
Investments in non-consolidated real estate businesses	(924)	—
Distributions from non-consolidated real estate businesses	3,539	2,364
Increase in cash surrender value of life insurance policies	(529)	(757)
(Increase) decrease in non-current restricted assets	(878)	446
Issuance of notes receivable	(535)	—
Proceeds from sale of fixed assets	3	—
Capital expenditures	(9,244)	(1,409)

Net cash used in investing activities	(4,548)	(8,616)

Cash flows from financing activities:
Proceeds from debt issuance	79,585	38,246
Deferred financing costs	(2,582)	(216)
Repayments of debt	(2,429)	(3,052)
Borrowings under revolver	472,865	306,788
Repayments on revolver	(465,330)	(306,167)
Dividends and distributions on common stock	(57,919)	(58,310)
Proceeds from exercise of Vector options and warrants	507	182
Excess tax benefit of options exercised	75	13

Net cash provided by (used in) financing activities	24,772	(22,516)

Net increase in cash and cash equivalents	76,076	21,421
Cash and cash equivalents, beginning of period	209,454	211,105

Cash and cash equivalents, end of period	$285,530	$232,526

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
Liggett is engaged in the manufacture and sale of cigarettes in the United States. Vector Tobacco is engaged in research related to reduced risk cigarette products and the sale of cigarettes in the United States. New Valley is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties.
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
Net income for purposes of determining basic EPS was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$19,223	$(7,946)	$31,161	$(4,846)
(Income) loss attributable to participating securities	(405)	364	(671)	222

Net income (loss) available to common stockholders	$18,818	$(7,582)	$30,490	$(4,624)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Net income for purposes of determining diluted EPS was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$19,223	$(7,946)	$31,161	$(4,846)
Income attributable to 3.875% Variable Interest Senior Convertible Debentures	(3,509)	—	—	—
Expense attributable to 6.75% Variable Interest Senior Convertible Exchange Notes	—		1,046
(Income) loss attributable to participating securities	(331)	364	(694)	222

Net income (loss) available to common stockholders	$15,383	$(7,582)	$31,513	$(4,624)

Basic and diluted EPS were calculated using the following shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted-average shares for basic EPS	70,755,098	69,103,606	70,738,872	69,098,358

Plus incremental shares related to stock options and non-vested restricted stock	249,318	—	202,261	—

Plus incremental shares related to convertible debt	6,218,867	—	6,617,278	—

Weighted-average shares for fully diluted EPS	77,223,283	69,103,606	77,558,411	69,098,358

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and six months ended June 30, 2010 and 2009 but were not included in the computation of diluted EPS because the effects are considered anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Number of stock options	609,442	5,535,475	609,442	5,535,475

Weighted-average exercise price	$17.86	$11.04	$17.86	$11.04

Weighted-average shares of non-vested restricted stock	10,326	691,064	5,220	450,095

Weighted-average expense per share	$16.82	$13.50	$16.82	$14.12

Weighted-average number of shares issuable upon conversion of debt	10,107,972	15,099,336	9,709,561	14,343,459

Weighted-average conversion price	$15.59	$16.11	$16.48	$15.84

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
(d)	Comprehensive Income:
Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. The Company’s comprehensive income was $21,818 and $41,463 for the three and six months ended June 30, 2010, respectively. The Company’s comprehensive loss was $3,882 and $5,095 for the three and six months ended June 30, 2009, respectively.
(e)	Fair Value of Derivatives Embedded within Convertible Debt:
The range of estimated fair market values of the Company’s embedded derivatives was between $144,966 and $139,031. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $141,941 as of June 30, 2010. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 4.)
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
In January 2010, the FASB issued authoritative guidance intended to improve disclosure about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances, and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosure about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The Company adopted this authoritative guidance, with the exception of the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation. The adoption of this guidance did not impact the Company’s 2010 condensed consolidated financial statements. The remaining disclosures will be added to the Company’s future filings when applicable.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
2.	INVENTORIES
Inventories consist of:

	June 30,	December 31,
	2010	2009

Leaf tobacco	$44,153	$48,942
Other raw materials	3,148	3,497
Work-in-process	2,063	2,388
Finished goods	68,532	59,294

Inventories at current cost	117,896	114,121
LIFO adjustments	(17,147)	(15,635)

	$100,749	$98,486

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At June 30, 2010, Liggett had leaf tobacco purchase commitments of approximately $38,100.
All of the Company’s inventories at June 30, 2010 and December 31, 2009 have been reported under the LIFO method.
3.	LONG-TERM INVESTMENTS
Long-term investments accounted at cost consist of the following:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$45,134	$61,013	$49,486	$68,679
Real estate partnership	837	1,063	837	1,261

	$45,971	$62,076	$50,323	$69,940

The fair value determination disclosed above would be classified as Level 3 under the fair value hierarchy disclosed in Note 8 if such assets were recorded on the condensed consolidated balance sheet at fair value. The fair values were determined on unobservable inputs and were based on company assumptions, and information obtained from the partnerships based on the indicated market values of the underlying assets or investment portfolio.
The changes in the fair value of the long-term investments accounted for at cost as of June 30, 2010 and 2009 were as follows:

	2010	2009

Balance as of January 1	$69,940	$54,997
Unrealized gain (loss) on long-term investments	1,018	(357)

Balance as of March 31	70,958	54,640
Revision for partnership now accounted for under the equity method	(5,790)	—
Distributions	(1,002)	—
Unrealized (loss) gain from long-term investments	(2,090)	8,432

Balance as of June 30	$62,076	$63,072

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Long-term investments accounted for under the equity method:
The Company recorded equity income of $2,770 related to a limited partnership for the three and six months ended June 30, 2010. Included in this amount is the impact of an error identified by the Company, which resulted in an out-of-period adjustment of approximately $1,650 (approximately $980 after taxes). The error occurred because the Company’s ownership in the limited partnership increased from a nominal percentage to more than 10% during the fourth quarter of 2008 (due to significant withdrawals from other partners); thus, commencing in the fourth quarter of 2008, the Company should have retroactivity accounted for under the equity method for all previous periods in which the investment was held. The Company assessed the materiality of this error on all previously issued financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the error was immaterial to all previously issued financial statements. The impact of correcting this error in the current year is not expected to be material to the Company’s 2010 consolidated financial statements. This adjustment was recognized within other income in the consolidated statements of operations. The carrying value of this investment was approximately $10,900 as of June 30, 2010 which approximated its fair value because the underlying securities are classified as available for sale.
4.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consist of:

	June 30,	December 31,
	2010	2009
Vector:
11% Senior Secured Notes due 2015, net of unamortized discount of $3,733 and $4,849	$321,267	$245,151
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $39,173 and $39,755*	10,827	10,245
6.75% Variable Interest Senior Convertible Exchange Notes due 2014, net of unamortized discount of $67,517 and $69,749*	40,013	37,781
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $83,321 and $83,589*	26,679	26,411

Liggett:
Revolving credit facility	24,917	17,382
Term loan under credit facility	6,489	6,755
Equipment loans	7,955	4,852

V.T. Aviation:
Note payable	3,166	3,882

VGR Aviation:
Note payable	3,500	3,687

Other	885	663

Total notes payable, long-term debt and other obligations	445,698	356,809
Less:
Current maturities	(31,974)	(21,889)

Amount due after one year	$413,724	$334,920

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

*	The fair value of the derivatives embedded within the 6.75% Variable Interest Convertible Note ($21,053 at June 30, 2010 and $23,890 at December 31, 2009, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($39,699 at June 30, 2010 and $47,552 at December 31, 2009, respectively), and the 3.875% Variable Interest Senior Convertible Debentures ($81,189 at June 30, 2010 and $81,574 at December 31, 2009, respectively) is separately classified as a derivative liability in the condensed consolidated balance sheets.
Revolving Credit Facility — Liggett:
Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”) under which $24,917 was outstanding at June 30, 2010. Availability as determined under the facility was approximately $12,100 based on eligible collateral at June 30, 2010.
11% Senior Secured Notes due 2015 — Vector:
In September 2009, the Company sold an additional $85,000 principal amount of its 11% Senior Secured Notes due 2015 (the “Senior Secured Notes”) at 94% of face value in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933.
In April 2010, the Company sold another $75,000 principal amount of the Senior Secured Notes at 101% of face value in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The Company will amortize the deferred costs and debt premium related to the additional Senior Secured Notes over the estimated life of the debt. The Company received net proceeds from the 2010 offering of approximately $73,500.
In June 2010, the Company completed an offer to exchange the Senior Secured Notes issued in September 2009 and April 2010 for an equal amount of newly issued 11% Senior Secured Notes due 2015. The new Senior Secured Notes have substantially the same terms as the original notes, except that the new Senior Secured Notes have been registered under the Securities Act.
Non-cash Interest Expense — Vector:
Components of non-cash interest expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Amortization of debt discount	$1,810	$2,896	$3,448	$5,577
Amortization of deferred finance costs	1,140	998	2,142	1,952

	$2,950	$3,894	$5,590	$7,529

Fair Value of Notes Payable and Long-term Debt:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable and long-term debt	$445,698	$692,763	$356,809	$573,439

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
5.	CONTINGENCIES
Tobacco-Related Litigation:
Overview
Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iii) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the six months ended June 30, 2010 and 2009, Liggett incurred legal expenses and other litigation costs totaling approximately $17,626 and $2,960, respectively.
Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related or other litigation are or can be significant.
Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that 43 states now limit the dollar amount of bonds or require no bond at all. Liggett has secured approximately $2,478 in bonds as of June 30, 2010.
In June 2009, Florida amended its existing bond cap statute by adding a $200,000 bond cap that applies to all Engle progeny lawsuits in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. The legislation applies to judgments entered after the effective date and remains in effect until December 31, 2012. Certain plaintiffs have challenged the constitutionality of the bond cap statute. Although the Company cannot predict the outcome of such challenges, it is possible that the Company’s financial position, results of operations, or cash flows could be materially affected by an unfavorable outcome of such challenges.
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
Individual Actions
As of June 30, 2010, there were 35 individual cases pending against Liggett and/or the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. In addition, there were approximately 7,014 Engle progeny cases (defined below) pending against Liggett and the Company, in state and federal courts in Florida, and approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of individual cases by state that are pending against Liggett or its affiliates as of June 30, 2010 (excluding Engle progeny cases in Florida and the consolidated cases in West Virginia):

Number
State	of Cases
Florida	15
New York	9
Louisiana	5
West Virginia	2
Maryland	2
Missouri	1
Ohio	1
Liggett Only Cases. There are currently five cases pending where Liggett is the only tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases. In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages of $1,200 as well as $96 in expenses, but found that the plaintiff was 40% at fault. Therefore, plaintiff’s award was reduced to $720 in compensatory damages. Punitive damages were not awarded. Liggett appealed the award. In May 2009, the court granted plaintiff’s motion for an award of attorneys’ fees but the amount has not yet been determined. In Hausrath v. Philip Morris, a case pending in New York state court, where two individuals are suing, plaintiffs dismissed all defendants other than Liggett. There has been no recent activity in the case. The other three individual actions, in which Liggett is the only tobacco company defendant, are dormant. In Davis v. Liggett Group, another Liggett only case, judgment was entered against Liggett in the amount of $540 plus attorneys’ fees. The judgment was paid by Liggett and this matter is concluded.
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
In addition to awards against Liggett, including Davis and Ferlanti (and the Engle progeny cases described below), jury awards in individual cases have also been returned against other cigarette manufacturers in recent years. The awards in these individual actions, often in excess of millions of dollars, may be for both compensatory and punitive damages. There are several significant jury awards against other cigarette manufacturers which are currently on appeal and several awards which are final and have been paid.
Engle Progeny Cases. In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and the Company have been named in approximately 7,014 Engle progeny cases in both federal (3,862 cases) and state (3,152 cases) courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. These cases include approximately 8,284 plaintiffs, approximately 3,862 of whom have claims pending in federal court and 5,082 in state court. Duplicate cases were filed in federal and state court on behalf of approximately 660 plaintiffs. The number of Engle progeny cases will likely increase as the courts may require multi-plaintiff cases to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties.
As of July 31, 2010, in addition to the Lukacs case described below, the following Engle progeny cases have resulted in judgments against Liggett:

			Compensatory	Punitive Damages
Date of Verdict	Case Name	County	Damages Against Liggett	Against Liggett
August 2009	Campbell v. R.J. Reynolds	Escambia	$156	None

March 2010	Douglas v. R.J. Reynolds	Hillsborough	$1,350	None

April 2010	Clay v. R.J. Reynolds	Escambia	$349	$1,000

April 2010	Putney v. R.J. Reynolds	Broward	$3,017	None
These judgments are all currently on appeal or will be appealed. As of June 30, 2010, there were 43 Engle progeny cases scheduled for trial in 2010 and 2011, where Liggett and the Company are named defendants. For further information on the Engle case and on Engle progeny cases, including a description of the Lukacs case, see “Class Actions — Engle Case,” below.
Class Actions
As of June 30, 2010, there were seven actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the United States Court of Appeals for the Fifth Circuit, in Castano v. American Tobacco Co., reversed a federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.

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
In July 2006, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the class should be decertified prospectively, but determined that the following Phase I findings are entitled to res judicata effect in Engle progeny cases: (i) that smoking causes lung cancer, among other diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) that defendants concealed material information knowing that the information was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vi) that defendants sold or supplied cigarettes that were defective; and (vii) that defendants were negligent. The Florida Supreme Court decision also allowed former class members to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damage issues, provided they filed their individual lawsuits by January 2008. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. In October 2007, the United States Supreme Court denied defendants’ petition for writ of certiorari. As a result of the Engle decision, approximately 8,495 former Engle class members have claims pending against the Company and Liggett and other cigarette manufacturers.
Three federal district courts (in the Merlob, Brown and Burr cases) ruled that the findings in Phase I of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (Brown and Burr) were certified by the trial court for interlocutory review. The certification was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated (in February 2009, the appeal in Burr was dismissed for lack of prosecution). In July 2010, the Eleventh Circuit ruled that plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. Rather, plaintiffs may only use the findings to establish specific facts that they demonstrate with a

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made.
Lukacs Case. In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Co., awarded $37,500 in compensatory damages, jointly and severally, in a case involving Liggett and two other cigarette manufacturers, which amount was subsequently reduced by the court. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle progeny case, but was tried almost five years prior to the Florida Supreme Court’s final decision in Engle. In November 2008, the court entered final judgment in the amount of $24,835 (for which Liggett was 50% responsible), plus interest from June 2002 which, as of June 30, 2010, was in excess of $15,000 (for which Liggett was 50% responsible). Plaintiff filed a motion seeking an award of attorneys’ fees from Liggett based on plaintiff’s prior proposal for settlement. In March 2010, the Third District Court of Appeal affirmed the decision, per curiam. The defendants’ motion for reconsideration was subsequently denied in May 2010. In June 2010, Liggett paid its share of the judgment and settled claims for attorneys’ fees and accrued interest for a total payment of approximately $14,361. This matter is concluded.
Other Class Actions. In Smith v. Philip Morris, a Kansas state court case filed in February 2000, plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs seek to recover an unspecified amount in actual and punitive damages. Class certification was granted in November 2001. Discovery is ongoing.
Class action suits have been filed in a number of states against cigarette manufacturers, alleging, among other things, that use of the terms “light” and “ultra light” constitutes unfair and deceptive trade practices, among other things. One such suit, Schwab [McLaughlin] v. Philip Morris, pending in federal court in New York since 2004, sought to create a nationwide class of “light” cigarette smokers. In September 2006, the United States District Court for the Eastern District of New York certified the class. In April 2008, the United States Court of Appeals for the Second Circuit decertified the class. The case was voluntarily dismissed with prejudice by the plaintiffs in July 2010. In December 2008, the United States Supreme Court, in Altria Group v. Good, ruled that the Federal Cigarette Labeling and Advertising Act did not preempt the state law claims asserted by the plaintiffs and that they could proceed with their claims under the Maine Unfair Trade Practices Act. This ruling has resulted in the filing of additional “lights” class action cases in other states against other cigarette manufacturers. Although Liggett was not a defendant in the Good case, an adverse ruling or commencement of additional “lights” related class actions could have a material adverse effect on the Company.
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
In June 1998, in Cleary v. Philip Morris, a putative class action was brought in Illinois state court on behalf of persons who were allegedly injured by: (i) defendants’ purported conspiracy to conceal material facts regarding the addictive nature of nicotine; (ii) defendants’ alleged acts of targeting their advertising and marketing to minors; and (iii) defendants’ claimed breach of the public’s right to defendants’ compliance with laws prohibiting the distribution of cigarettes to minors. Plaintiffs sought disgorgement of all profits unjustly received through defendants’ sale of cigarettes to plaintiffs and the class. In March 2009, plaintiffs filed a third amended complaint

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
adding, among other things, allegations regarding defendants’ sale of “light” cigarettes. The case was then removed to federal court on the basis of this new claim. In November 2009, plaintiffs filed a revised motion for class certification as to the three proposed classes, which motion was denied by the court. In February 2010, the court granted summary judgment in favor of defendants as to all claims, other than a “lights” claim involving another cigarette manufacturer. The court granted leave to the plaintiffs to reinstate the motion as to the addiction claims. Plaintiffs filed a Fourth Amended Complaint in an attempt to resurrect their addiction claims. In June 2010, the court granted defendants’ motion to dismiss the Fourth Amended Complaint. In July 2010, the court denied plaintiffs’ motion for reconsideration.
In April 2001, in Brown v. Philip Morris USA, a California state court granted in part plaintiffs’ motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants’ cigarettes “during the applicable time period” and who were exposed to defendants’ marketing and advertising activities in California. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law. In June 2009, the California Supreme Court reversed and remanded the case to the trial court for further proceedings regarding whether the class representatives have, or can, demonstrate standing. In August 2009, the California Supreme Court denied defendants’ rehearing petition and issued its mandate. In September 2009, plaintiffs sought reconsideration of the court’s September 2004 order finding that plaintiffs’ allegations regarding “lights” cigarettes are preempted by federal law, in light of the recent United States Supreme Court decision in Altria Group v. Good. In March 2010, the trial court granted reconsideration of its September 2004 order granting partial summary judgment to defendants with respect to plaintiffs’ “lights” claims on the basis of judicial decisions issued since its order was issued, including the United States Supreme Court’s ruling in Altria v Good, thereby reinstating plaintiffs’ “lights” claims. Since the trial court’s prior ruling decertifying the class was reversed on appeal by the California Supreme Court, the parties and the court are treating all claims currently being asserted by the plaintiffs as certified, subject, however, to defendants’ challenge to the class representatives standing to assert their claims. In June 2010, plaintiffs filed a motion seeking collateral estoppel effect from the findings in the case brought by the Department of Justice (see DOJ Lawsuit described below). Trial is scheduled to start May 6, 2011.
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action, which commenced in June 2010 and ended in a mistrial. If the case were to proceed against Liggett, it is estimated that Liggett could be a defendant in approximately 100 of the individual cases.
In July 2010, an action entitled Calistro v. Altria Group was commenced against Liggett and other cigarette manufacturers, in the U.S. Virgin Islands, on behalf of a putative class of smokers who contend they were injured by the defendants’ alleged fraudulent concealment and other purported misconduct regarding the addictive nature of nicotine and the promotion of “light” cigarettes. The plaintiffs seek equitable relief, compensatory and punitive damages, including, without limitation, damages for medical monitoring and nicotine rehabilitation programs.
In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers, including Scott. In that case, in May 2004 a Louisiana jury awarded plaintiffs approximately $590,000 against other cigarette manufacturers to fund a statewide 10-year smoking cessation program for members of the class. In April 2010, the Louisiana Fourth Circuit Court of Appeal affirmed in part prior decisions ordering the defendants to fund a statewide 10-year smoking cessation program. The court of appeal reduced the amount of the judgment to approximately $241,000, plus interest from July 2008.
Health Care Cost Recovery Actions
As of June 30, 2010, there were three active Health Care Cost Recovery Actions pending against Liggett. Other cigarette manufacturers are also named in these cases. The claims asserted in health care cost recovery actions vary. Although, typically, no specific damage amounts are pled, it is possible that requested damages might be in

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
the billions of dollars. In these cases, plaintiffs typically assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Relief sought by some, but not all, plaintiffs include punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees.
Other claims asserted include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.
DOJ Lawsuit. In September 1999, the United States government commenced litigation against Liggett and other cigarette manufacturers in the United States District Court for the District of Columbia. The action sought to recover an unspecified amount of health care costs paid and to be paid by the federal government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in alleged fraud and other allegedly unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. Claims were asserted under RICO.
In August 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court’s decision. In February 2010, the government and all defendants, other than Liggett, filed petitions for writ of certiorari to the United States Supreme Court. In the government’s petition, it sought reinstatement of its claims for remedies, including disgorgement of industry profits. In June 2010, the United States Supreme Court, without comment, denied review of the appeals. It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise results in restrictions that adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.
In City of St. Louis v. American Tobacco Company, a case pending in Missouri state court since December 1998, the City of St. Louis and approximately 38 hospitals and former hospitals seek recovery of costs expended by the hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. In June 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. In April 2010, the court further determined that each plaintiff is barred from seeking damages which accrued more than five years prior to the time that that plaintiff joined the suit. In that same order, the court granted partial summary judgment for defendants barring plaintiffs’ claims for future damages. In July 2010, the court dismissed certain other claims brought by plaintiffs, on the grounds they were preempted. Defendants have filed other summary judgment motions that remain pending. Trial is scheduled to start on January 10, 2011.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
In May 2008, in National Committee to Preserve Social Security and Medicare v. Philip Morris USA, a case pending in the United States District Court for the Eastern District of New York, plaintiffs commenced an action to recover damages equal to twice the amount paid by Medicare for the smoking-related health care services provided from May 21, 2002 to the present, for which treatment defendants’ allegedly were required to make payment under the Medicare Secondary Payer provisions of the Social Security Act. In July 2008, defendants’ filed a motion to dismiss plaintiffs’ claims and plaintiffs filed a motion for partial summary judgment. In March 2009, the court granted defendants’ motion and dismissed the case. In May 2009, plaintiffs noticed an appeal to the United States Court of Appeals for the Second Circuit. Oral Argument is scheduled in September 2010.
Upcoming Trials
In addition to the January 2011 trial in the City of St. Louis case and the May 2011 trial in the Brown case, both discussed above, as of June 30, 2010, there were 43 Engle progeny cases that are scheduled for trial in 2010 and 2011. The Company and/or Liggett and other cigarette manufacturers are currently named as defendants in each of these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. Cases against other cigarette manufacturers are also currently scheduled for trial in 2010 and 2011. Trial dates are subject to change.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.7% of the total cigarettes sold in the United States in 2009. For the six month period ending June 30, 2010, Liggett and Vector Tobacco’s domestic shipments accounted for approximately 3.3% of the total cigarettes sold in the United States. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. Liggett and Vector Tobacco paid $54,435 for their 2009 MSA obligations.
Certain MSA Disputes
NPM Adjustment. In March 2006, an economic consulting firm selected pursuant to the MSA determined that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers, to non-participating manufacturers, for 2003. This is known as the “NPM Adjustment.” The economic consulting firm subsequently rendered the same decision with respect to 2004 and 2005. In March 2009, a different economic consulting firm made the same determination for 2006. As a result, the manufacturers are entitled to potential NPM Adjustments to their 2003, 2004, 2005 and 2006 MSA payments. The Participating Manufacturers are also entitled to potential NPM Adjustments to their 2007, 2008 and 2009 payments pursuant to an agreement entered into in June 2009 between the OPMs and the Settling States under which the OPMs agreed to make certain payments for the benefit of the Settling States, in exchange for which the Settling States stipulated that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers in 2007, 2008 and 2009. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that Settling State.
For 2003 through 2009, Liggett and Vector Tobacco disputed that they owe the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco withheld payment associated with these NPM Adjustment amounts. The total amount withheld or paid into a disputed payment account by Liggett and Vector Tobacco for 2003 through 2009 is $29,236. In 2003, Liggett and Vector Tobacco paid the NPM adjustment amount of $9,345 to the Settling States although both companies continue to dispute this amount. At June 30, 2010, included in “Other assets” on the Company’s condensed consolidated balance sheet was a noncurrent receivable of $6,542 relating to such payment.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The following amounts have not been expensed by the Company as they relate to Liggett and Vector Tobacco’s NPM Adjustment claims for 2003 through 2005: $6,542 for 2003, $3,789 for 2004 and $800 for 2005. Liggett and Vector Tobacco have expensed all disputed amounts related to the NPM Adjustment since 2005.
Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation was filed in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. All but one of the 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable. All 47 of those decisions are final and non-appealable. One court, the Montana Supreme Court, ruled that Montana’s claim of diligent enforcement must be litigated. This decision has been appealed. In response to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. The agreement provides for selection of the arbitration panel beginning November 1, 2009 and that the parties and the arbitrators will thereafter establish the schedule and procedures for the arbitration. In June 2010, the three person arbitration panel was selected and procedural hearings have commenced. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any potential 2003 NPM adjustment. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.
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
In Grand River Enterprises Six Nations, Ltd. v. King, another proceeding pending in federal court in New York, plaintiffs seek to enjoin the statutes enacted by New York and other states in connection with the MSA on the grounds that the statutes violate the Commerce Clause of the United States Constitution and federal antitrust laws. In September 2005, the United States Court of Appeals for the Second Circuit held that if all of the allegations of the complaint were assumed to be true, plaintiffs had stated a claim for relief and that the New York federal court had jurisdiction over the other defendant states. On remand, the trial court held that plaintiffs are unlikely to succeed on the merits. After discovery, the parties cross-moved for summary judgment; briefing concluded in December 2009 and oral argument took place in April 2010.
Similar challenges to the MSA and MSA-related state statutes are pending in several other states. Liggett and the other cigarette manufacturers are not defendants in these cases. Litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has not been successful to date.
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
In 2003, in order to resolve any potential issues with Minnesota as to Liggett’s ongoing economic settlement obligations, Liggett negotiated a $100 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2004, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make required payments under the respective settlement agreements with these states from 1998 through 2003 and that additional payments may be due for subsequent years. Liggett believes the states’ allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. Liggett has recently entered into a Memorandum of Understanding with Florida providing for a good faith payment by Liggett of $250. The parties have agreed to non-binding mediation of the dispute. There can be no assurance that Liggett will resolve these matters or that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Cautionary Statement. Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. For example, the jury in the Lukacs case, an Engle progeny case tried in 2002, awarded $24,835 in compensatory damages plus interest against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict was affirmed on appeal. Liggett has paid its share of the damages award and settled plaintiff’s claim for interest and attorneys’ fees. Accordingly, this case is now concluded. Liggett has been found liable in four other Engle progeny cases, which are currently on appeal or will be appealed. As a result of the Engle decision, approximately 8,284 former Engle class members have claims pending against the Company and Liggett and other cigarette manufacturers. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is in its best interest to do so.
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
Other Matters:
In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2014. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at June 30, 2010.
In December 2009, a complaint was filed against Liggett in Alabama state court by the estate of a woman who died, in 2007, in a house fire allegedly caused by the ignition of contents of the house by a Liggett cigarette.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Plaintiff is suing under the Alabama Extended Manufacturers Liability Doctrine and for breach of warranty and negligence. The plaintiff seeks both punitive and compensatory damages. In January 2010, Liggett removed the case to federal court. In February 2010, Liggett filed a motion to dismiss the case and plaintiff filed a motion to remand. A decision on both motions is pending.
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
The Company’s income tax expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Income (loss) before provision for income taxes	$30,602	$(14,284)	$49,462	$(8,846)

Income tax expense (benefit) using estimated annual effective income tax rate	11,751	(6,138)	18,959	(3,800)
Changes in effective tax rates	(214)	(800)	—	(800)
Impact of discrete items, net	—	600	—	600
Reduction of valuation allowance	—	—	(500)	—
Reversal of unrecognized tax benefits	(158)	—	(158)	—

Income tax expense (benefit)	$11,379	$(6,338)	$18,301	$(4,000)

The Company recorded a benefit of $0 and $500 for the three and six months ended June 30, 2010 resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The valuation allowance was reduced for the recognition of state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.
The discrete item for the three and six months ended June 30, 2009 related to the impact of the Company’s loss on extinguishment of debt due to differences in the Company’s marginal tax rate and its anticipated effective annual income tax rate at June 30, 2009.
7.	NEW VALLEY LLC
The components of “Investments in non-consolidated real estate businesses” were as follows:

	June 30, 2010	December 31, 2009
Douglas Elliman Realty, LLC	$42,680	$36,086
Aberdeen Townhomes LLC	277	1,248
New Valley Oaktree Chelsea Eleven LLC	13,154	12,232

Investments in non-consolidated real estate businesses	$56,111	$49,566

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Residential Brokerage Business. New Valley recorded income of $7,207 and $1,810 for the three months ended June 30, 2010 and 2009, respectively, and income of $11,778 and $615 for the six months ended June 30, 2010 and 2009, respectively, associated with Douglas Elliman Realty, LLC. New Valley received cash distributions from Douglas Elliman Realty, LLC of $3,224 and $2,049 for the three months ended June 30, 2010 and 2009, respectively, and $5,185 and $3,476 for the six months ended June 30, 2010 and 2009, respectively.

The summarized financial information of Douglas Elliman Realty, LLC is as follows:

	June 30, 2010	December 31, 2009
Cash	$41,247	$26,920
Other current assets	7,769	6,664
Property, plant and equipment, net	13,699	13,498
Trademarks	21,663	21,663
Goodwill	38,361	38,601
Other intangible assets, net	1,477	742
Other non-current assets	2,848	2,871
Notes payable — current	524	776
Current portion of notes payable to member - Prudential Real Estate Financial Services of America, Inc.	—	2,487
Current portion of notes payable to member — New Valley	—	2,487
Other current liabilities	24,046	20,724
Notes payable — long term	1,067	2,136
Other long-term liabilities	10,422	7,747
Members’ equity	91,005	74,602

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$98,518	$60,373	$175,179	$109,329
Costs and expenses	83,653	55,766	150,828	106,326
Depreciation expense	865	1,134	1,765	2,333
Amortization expense	88	64	165	128
Other income	441	—	838	—
Interest expense, net	167	602	445	1,293
Income tax expense (benefit)	435	(55)	706	(365)

Net income (loss)	$13,751	$2,862	$22,108	$(386)

Aberdeen Townhomes LLC. In January 2010, Aberdeen sold one of its four townhomes and the mortgage of approximately $4,550 was retired. The Company received a preferred return distribution of approximately $971 in connection with the sale. In addition, Aberdeen received $375 in August 2010 from escrow on the January 2010 sale. Mortgages on the three remaining Aberdeen townhomes had a balance of approximately $27,400 as of June 30, 2010. These mortgages matured during 2009 and are in default. Aberdeen is in discussions with the lender related to the three remaining mortgages which are in default. There can be no assurance that an agreement will be reached.

The Company’s maximum exposure to loss on its investment in Aberdeen is $277 at June 30, 2010.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
New Valley Oaktree Chelsea Eleven, LLC. A subsidiary of New Valley is operating as an investment vehicle for the Chelsea Eleven LLC real estate development project. Chelsea sold 16 and 19 condominium units during the three and six months ended June 30, 2010, respectively.

As of August 4, 2010, 30 of 54 condominium units in the Chelsea Eleven LLC real estate development had closed. As of June 30, 2010, Chelsea Eleven LLC had approximately $70,261 of total assets and $53,895 of total liabilities, excluding amounts owed to New Valley Oaktree Chelsea Eleven LLC (approximately $86,833 at June 30, 2010).

Chelsea Eleven LLC retired its construction loan during the second quarter of 2010 from the proceeds of the sales of units. In addition, on July 1, 2010, Chelsea Eleven LLC borrowed $47,100, which is due in July 1, 2012, bearing interest at 14% per annum. The proceeds were used to retire Chelsea’s then outstanding mezzanine debt (approximately $37,200) and for other working capital purposes.

As of June 30, 2010, the Company had lent an additional $1,141 to New Valley Oaktree Chelsea Eleven LLC. The Company’s maximum exposure to loss on its investment in New Valley Oaktree Chelsea Eleven LLC is $13,154 at June 30, 2010.

Investment in Escena:

The components of the Company’s investment in Escena are as follows:

	June 30,	December 31,
	2010	2009

Land and land improvements	$11,112	$11,126
Building and building improvements	1,426	1,154
Other	1,123	1,038

	13,661	13,318
Less accumulated depreciation	(218)	(74)

	$13,443	$13,244

The Company recorded an operating loss of $164 for the three months ended June 30, 2010 and income of approximately $118 for the six months ended June 30, 2010 from Escena.
8.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of June 30, 2010
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$272,598	$272,598	$—	$—
Certificates of deposit	2,768	—	2,768	—
Bonds	2,728	2,728	—	—
Investment securities available for sale	70,732	66,618	4,114	—

Total	$348,826	$341,944	$6,882	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$141,941	$—	$—	$141,941

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

The Company’s nonrecurring nonfinancial assets subject to fair value measurements are as follows:

		Fair Value Measurements as of June 30, 2009 Using:
	Six		Quoted Prices
	Months Ended		in Active	Significant
	June 30,		Markets for	Other	Significant
	2009		Identical	Observable	Unobservable
	Impairment		Assets	Inputs	Inputs
Description	Charge	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in real estate	$5,000	$12,204	$—	$—	$12,204
Investment in non- consolidated real estate businesses	3,500	3,000	—	—	3,000

Total	$8,500	$15,204	$—	$—	$15,204

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
As a result of the suspension of the marketing of low nicotine and nicotine-free cigarette products by Vector Tobacco and significant reductions in Vector Tobacco’s related research activities, the Company has reevaluated its operating segments and combined the Liggett and Vector Tobacco businesses into a single Tobacco segment. The Company’s significant business segments for the three and six months ended June 30, 2010 and 2009, respectively, were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes and the research related to reduced risk products. The Real Estate segment includes the Company’s investment in Escena and investments in non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Prior period segment information has been recast to conform to the current presentation.

Financial information for the Company’s operations before taxes for the three and six months ended June 30, 2010 and 2009, respectively, follows:

			Real	Corporate
	Tobacco		Estate	and Other	Total
Three months ended June 30, 2010
Revenues	$268,460		—	—	$268,460
Operating income (loss)	26,027	(1)	(164)	(4,786)	21,077
Depreciation and amortization	2,119		76	580	2,775
Equity income from non-consolidated real estate businesses	—		7,207	—	7,207

Three months ended June 30, 2009
Revenues	$206,794		—	—	$206,794
Operating income (loss)	41,948		—	(3,101)	38,847
Depreciation and amortization	1,998		—	527	2,525
Equity income from non-consolidated real estate businesses	—		1,811	—	1,811

Six months ended June 30, 2010
Revenues	$490,547		—	—	$490,547
Operating income (loss)	60,959	(1)	118	(8,982)	52,095
Equity income from non-consolidated real estate businesses	—		11,778	—	11,778
Depreciation and amortization	4,192		144	1,159	5,495
Capital expenditures	8,639		560	45	9,244

Six months ended June 30, 2009
Revenues	$328,010		—	—	$328,010
Operating income (loss)	77,573	(2)	—	(7,566)	70,007
Equity income from non-consolidated real estate businesses	—		816	—	816
Depreciation and amortization	4,011		—	1,107	5,118
Capital expenditures	1,409		—	—	1,409

(1)	Operating income includes litigation judgment expense of $14,361.

(2)	Operating income includes a gain of $5,000 on the Philip Morris brand transaction completed February 2009 and restructuring costs of $1,000.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$271,400	$13,713	$417	$—	$285,530
Investment securities available for sale	70,732	—	—	—	70,732
Accounts receivable — trade	—	6,742	1	—	6,743
Intercompany receivables	3	—	—	(3)	—
Inventories	—	100,749	—	—	100,749
Deferred income taxes	12,040	3,562	—	—	15,602
Income taxes receivable	10,534	10,046	—	(20,580)	—
Restricted assets	—	2,979	—	—	2,979
Other current assets	533	2,794	153	—	3,480

Total current assets	365,242	140,585	571	(20,583)	485,815

Property, plant and equipment, net	615	45,726	—	—	46,341
Investment in Escena, net	—	—	13,443	—	13,443
Long-term investments accounted for at cost	45,134	—	837	—	45,971
Long-term investments accounted for under the equity method	10,900	—	—	—	10,900
Investments in non- consolidated real estate businesses	—	—	56,111	—	56,111
Investments in consolidated subsidiaries	239,969	—	—	(239,969)	—
Restricted assets	2,668	3,045	—	—	5,713
Deferred income taxes	26,935	106,259	9,247	(104,779)	37,662
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	9,480	—	—	9,480
Other assets	16,524	14,515	—	—	31,039

Total assets	$707,987	$427,121	$80,209	$(365,331)	$849,986

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$31,855	$119	$—	$31,974
Current portion of employee benefits	—	1,029	—	—	1,029
Accounts payable	646	5,176	72	—	5,894
Intercompany payables	—	3	—	(3)	—
Accrued promotional expenses	—	13,006	—	—	13,006
Income taxes payable, net	—	612	35,355	(20,580)	15,387
Accrued excise and payroll taxes payable, net	—	15,787	—	—	15,787
Settlement accruals	—	60,525	—	—	60,525
Deferred income taxes	22,031	1,934	—	—	23,965
Accrued interest	16,959	—	—	—	16,959
Other current liabilities	4,332	7,417	699	—	12,448

Total current liabilities	43,968	137,344	36,245	(20,583)	196,974
Notes payable, long-term debt and other obligations, less current portion	398,786	14,518	420	—	413,724
Fair value of derivatives embedded within convertible debt	141,941	—	—	—	141,941
Non-current employee benefits	14,025	21,110	—	—	35,135
Deferred income taxes	128,609	25,372	59	(104,779)	49,261
Other liabilities	256	31,789	504	—	32,549

Total liabilities	727,585	230,133	37,228	(125,362)	869,584

Commitments and contingencies	—	—	—	—	—

Stockholders’ deficiency	(19,598)	196,988	42,981	(239,969)	(19,598)

Total liabilities and stockholders’ deficiency	$707,987	$427,121	$80,209	$(365,331)	$849,986

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$268,460	$—	$—	$268,460
Expenses:
Cost of goods sold	—	210,994	—	—	210,994
Operating, selling, administrative and general expenses	5,916	15,884	228	—	22,028
Litigation judgment expense	—	14,361	—	—	14,361
Management fee expense	—	2,131	—	(2,131)	—

Operating (loss) income	(5,916)	25,090	(228)	2,131	21,077
Other income (expenses):
Interest expense	(20,540)	(219)	(11)	—	(20,770)
Changes in fair value of derivatives embedded within convertible debt	13,789	—	—	—	13,789
Equity income on non-consolidated real estate businesses	—	—	7,207	—	7,207
Gain on investment securities available for sale	6,447	—	—	—	6,447
Equity income in consolidated subsidiaries	33,553	—	—	(33,553)	—
Management fee income	2,131	—	—	(2,131)	—
Other, net	2,844	8	—	—	2,852

Income before provision for income taxes	32,308	24,879	6,968	(33,553)	30,602
Income tax (expense) benefit	(13,085)	4,535	(2,829)	—	(11,379)

Net income	$19,223	$29,414	$4,139	$(33,553)	$19,223

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$206,794	$—	$—	$206,794
Expenses:
Cost of goods sold	—	147,764	—	—	147,764
Operating, selling, administrative and general expenses	4,502	15,870	(189)	—	20,183
Management fee expense	—	2,056	—	(2,056)	—

Operating income (loss)	(4,502)	41,104	189	2,056	38,847
Other income (expenses):
Interest expense	(16,838)	(248)	—	—	(17,086)
Loss on exchanges	(18,444)	—	—	—	(18,444)
Changes in fair value of derivatives embedded within convertible debt	(19,488)	—	—	—	(19,488)
Equity income on non-consolidated real estate businesses	—	—	1,811	—	1,811
Equity income in consolidated subsidiaries	26,253	—	—	(26,253)	—
Management fee income	2,056	—	—	(2,056)	—
Other, net	62	14	—	—	76

Income (loss) before provision for income taxes	(30,901)	40,870	2,000	(26,253)	(14,284)
Income tax benefit (expense)	22,955	(15,656)	(961)	—	6,338

Net income (loss)	$(7,946)	$25,214	$1,039	$(26,253)	$(7,946)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$490,547	$—	$—	$490,547
Expenses:
Cost of goods sold	—	380,905	—	—	380,905
Operating, selling, administrative and general expenses	11,134	32,079	(27)	—	43,186
Litigation judgment expense	—	14,361	—	—	14,361
Management fee expense	—	4,261	—	(4,261)	—

Operating (loss) income	(11,134)	58,941	27	4,261	52,095
Other income (expenses):
Interest expense	(39,115)	(438)	(22)	—	(39,575)
Changes in fair value of derivatives embedded within convertible debt	11,075	—	—	—	11,075
Equity income on non-consolidated real estate businesses	—	—	11,778	—	11,778
Gain on investment securities available for sale	11,111	—	—	—	11,111
Equity income in consolidated subsidiaries	60,921	—	—	(60,921)	—
Management fee income	4,261	—	—	(4,261)	—
Other, net	2,962	16	—	—	2,978

Income before provision for income taxes	40,081	58,519	11,783	(60,921)	49,462
Income tax (expense) benefit	(8,920)	(4,597)	(4,784)	—	(18,301)

Net income	$31,161	$53,922	$6,999	$(60,921)	$31,161

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$328,010	$—	$—	$328,010
Expenses:
Cost of goods sold	—	220,290	—	—	220,290
Operating, selling, administrative and general expenses	9,652	31,860	201	—	41,713
Gain on brand transaction	—	(5,000)	—	—	(5,000)
Restructuring charges	—	1,000	—	—	1,000
Management fee expense	—	4,112	—	(4,112)	—

Operating income (loss)	(9,652)	75,748	(201)	4,112	70,007
Other income (expenses):
Interest expense	(32,632)	(528)	—	—	(33,160)
Loss on exchanges	(18,444)	—	—	—	(18,444)
Changes in fair value of derivatives embedded within convertible debt	(19,791)	—	—	—	(19,791)
Impairment charges on investments	—	—	(8,500)	—	(8,500)
Equity income from non-consolidated real estate businesses	—	—	816	—	816
Equity income in consolidated subsidiaries	41,752	—	—	(41,752)	—
Management fee income	4,112	—	—	(4,112)	—
Other, net	137	89	—	—	226

Income (loss) before provision for income taxes	(34,518)	75,309	(7,885)	(41,752)	(8,846)
Income tax benefit (expense)	29,672	(28,775)	3,103	—	4,000

Net income (loss)	$(4,846)	$46,534	$(4,782)	$(41,752)	$(4,846)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$51,784	$107,284	$2,480	$(105,696)	$55,852

Cash flows from investing activities:
Sale or maturity of investment securities	15,433	—	—	—	15,433
Purchase of investment securities	(7,414)	—	—	—	(7,414)
Proceeds from sale of or liquidation of long-term investments	1,001	—	—	—	1,001
Purchase of long-term investment	(5,000)	—	—	—	(5,000)
Investment in non- consolidated real estate businesses	—	—	(924)	—	(924)
Distributions from non-consolidated real estate businesses	—	—	3,539	—	3,539
Increase in cash surrender value of life insurance policies	(513)	(16)	—	—	(529)
(Increase) decrease in non-current restricted assets	17	(895)	—	—	(878)
Issuance of notes receivable	(535)	—	—	—	(535)
Proceeds from sale of fixed assets	—	3	—	—	3
Investments in subsidiaries	(2,325)	—	—	2,325	—
Capital expenditures	(262)	(8,639)	(343)	—	(9,244)

Net cash (used in) provided by investing activities	402	(9,547)	2,272	2,325	(4,548)

Cash flows from financing activities:
Proceeds from debt issuance	75,000	4,585	—	—	79,585
Deferred financing costs	(2,582)	—	—	—	(2,582)
Repayments of debt	—	(2,373)	(56)	—	(2,429)
Borrowings under revolver	—	472,865	—	—	472,865
Repayments on revolver	—	(465,330)	—	—	(465,330)
Capital contributions received	—	2,325	—	(2,325)	—
Intercompany dividends paid	—	(101,100)	(4,596)	105,696	—
Dividends and distributions on common stock	(57,919)	—	—	—	(57,919)
Proceeds from exercise of Vector options and warrants	507	—	—	—	507
Tax benefits from exercise of Vector options and warrants	75	—	—	—	75

Net cash provided by (used in) financing activities	15,081	(89,028)	(4,652)	103,371	24,772

Net decrease in cash and cash equivalents	67,267	8,709	100	—	76,076
Cash and cash equivalents, beginning of period	204,133	5,004	317	—	209,454

Cash and cash equivalents, end of period	$271,400	$13,713	$417	$—	$285,530

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Overview
     We are a holding company and are engaged principally in:
•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC,

•	research relating to reduced risk cigarette products and manufacture and sale of cigarettes through our Vector Tobacco Inc. subsidiary, and

•	the real estate business through our New Valley LLC subsidiary, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.
     All of Liggett’s unit sales volume in 2009 and for the first six months of 2010 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for more than a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
     Liggett’s cigarettes are produced in approximately 135 combinations of length, style and packaging. Liggett’s current brand portfolio includes:
•	LIGGETT SELECT — a leading brand in the deep discount category,

•	GRAND PRIX — re-launched as a national brand in 2005,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category,

•	PYRAMID — the industry’s first deep discount product with a brand identity re-launched in the second quarter of 2009, and

•	USA and various Partner Brands and private label brands.
     In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT’s unit volume was 14.7% of Liggett’s unit volume for the six months ended June 30, 2010 and 21.5% for the year ended December 31, 2009. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX’s unit volume was 21.2% of Liggett’s unit volume for the six months ended June 30, 2010 and 27.9% for the year ended December 31, 2009. In April 2009, Liggett repositioned PYRAMID as a box-only brand in specific markets with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett’s family of brands with 34.9% of Liggett’s unit volume for the six months ended June 30, 2010 and 14.6% for the year ended December 31, 2009.
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
Recent Developments
     Senior Secured Notes. In September 2009, we sold an additional $85,000 principal amount of our 11% Senior Secured Notes due 2015 (the “Senior Secured Notes”) at 94% of face value in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. In April 2010, we sold another $75,000 principal amount of the Senior Secured Notes at 101% of face value in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. Following the April 2010 offering, a total of $325,000 principal amount of the Senior Secured Notes were outstanding. In June 2010, we completed an offer to exchange the Senior Secured Notes issued in September 2009 and April 2010 for an equal amount of newly issued 11% Senior Secured Notes due 2015. The new Senior Secured Notes have substantially the same terms as the original notes, except that the new Senior Secured Notes have been registered under the Securities Act.
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
     New Valley Oaktree Chelsea Eleven, LLC. Chelsea Eleven LLC sold 16 and 19 condominium units during the three and six months ended June 30, 2010. As of August 4, 2010, 30 of the 54 condominium units in the Chelsea Eleven LLC real estate development had closed. As of June 30, 2010, Chelsea Eleven LLC had approximately $70,261 of total assets and $53,895 of total liabilities, excluding amounts owed to New Valley Oaktree Chelsea Eleven (approximately $86,833 at June 30, 2010). Chelsea Eleven LLC retired its construction loan during the second quarter of 2010 from the proceeds of the sales of units. In addition, on July 1, 2010, Chelsea Eleven LLC borrowed $47,100, which is due on July 1, 2012, bearing interest at 14% per annum. The proceeds were used to retire Chelsea Eleven LLC’s then outstanding mezzanine debt (approximately $37,200) and other working capital purposes.
     Aberdeen Townhomes LLC. In January 2010, Aberdeen sold one of its four remaining townhomes and the mortgage of approximately $4,550 was retired. We received a preferred return distribution of approximately $971 in connection with the sale and did not record a gain or loss associate with the sale. In addition, in August 2010, Aberdeen received $375 from escrow related to the January 2010 sale.

Recent Developments in Tobacco-Related Litigation
     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of June 30, 2010, there were approximately 7,050 individual suits (excluding approximately 100 individual cases pending in West Virginia state court as part of a consolidated action; Liggett has been severed from the trial of the consolidated action), seven purported class actions and four healthcare cost recovery actions pending in which Liggett or us, or both, were named as a defendant.
     Liggett Only Cases. There are currently five cases pending where Liggett is the only tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases. In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages of $1,200 as well as $96 in expenses, but found that the plaintiff was 40% at fault. Therefore, plaintiff’s award was reduced to $720 in compensatory damages. Punitive damages were not awarded. Liggett appealed the award. In May 2009, the court granted plaintiff’s motion for an award of attorneys’ fees but the amount has not yet been determined. In Hausrath v. Philip Morris, a case pending in New York state court, where two individuals are suing, plaintiffs dismissed all defendants other than Liggett. There has been no recent activity in the case. The other three individual actions, in which Liggett is the only tobacco company defendant, are dormant.
     Engle Progeny Cases. In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and/or the Company have been named in approximately 7,014 Engle progeny cases in both state and federal courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases, although as the cases are activated, the plaintiffs often dismiss the case against one or more defendants. These cases include approximately 8,284 plaintiffs, approximately 3,862 of whom have claims pending in federal court and 5,082 in state court. Duplicate cases were filed in federal and state court on behalf of approximately 660 plaintiffs. The number of progeny cases will likely increase as the courts may require multi-plaintiff cases to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties. As of June 30, 2010, 43 alleged Engle progeny cases, where Liggett is currently named as a defendant, were scheduled for trial in 2010 and 2011. As of June 30, 2010, four adverse verdicts in Engle progeny cases have been entered against Liggett. These verdicts are on appeal or will be appealed. In June 2002, the jury in Lukacs v. R. J. Reynolds Tobacco Company, an individual case brought under the third phase of the Engle case, awarded $37,500, (subsequently reduced by the court to $24,835) of compensatory damages, plus interest, jointly and severally, against Liggett and two other cigarette manufacturers and found Liggett 50% responsible for the damages. In November 2008, the court entered final judgment. On March 17, 2010, the Third District Court of Appeal affirmed the decision, per curiam. In June 2010, Liggett paid its share of the judgment and settled claims for attorneys’ fees and accrued interest for a total payment of approximately $14,361. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
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
     As a result of the suspension of the marketing of low nicotine and nicotine-free cigarette products by Vector Tobacco and significant reductions in Vector Tobacco’s related research activities, we reevaluated our operating segments and combined the Liggett and Vector Tobacco businesses into a single Tobacco segment. For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three and six months ended June 30, 2010 and 2009 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes and the research related to reduced risk products. The Real Estate segment includes our investment in Escena and investments in non-consolidated real estate businesses. Prior period segment information has been recast to conform to the current presentation.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,		June 30,
	2010	2009	2010		2009
Revenues:
Tobacco	$268,460	$206,794	$490,547		$328,010

Operating income:
Tobacco	$26,027 (1)	$41,948	$60,959	(1)	$77,573	(2)
Real Estate	(164)	—	118		—
Corporate and other	(4,786)	(3,101)	(8,982)		(7,566)

Total operating income	$21,077	$38,847	$52,095		$70,007

(1)	Operating income includes litigation judgment expense of $14,361.

(2)	Operating income includes a gain of $5,000 on the Philip Morris brand transaction completed February 2009 and restructuring costs of $1,000.
Three Months Ended June 30, 2010 Compared to Three Months ended June 30, 2009
     Revenues. All of our revenues were from the Tobacco segment for the second quarter of 2010 and 2009. Liggett increased the list price of LIGGETT SELECT and EVE by $0.90 per carton in

February 2009 and an additional $7.10 per carton in March 2009. Liggett increased the list price of GRAND PRIX by $7.20 per carton in March 2009. In June 2009, Liggett increased the list price of all brands by $0.10 per carton in conjunction with the user fees imposed by the passage of the bill granting the FDA jurisdiction over tobacco. Liggett increased the list price of LIGGETT SELECT, EVE, and GRAND PRIX by $0.60 per carton in January 2010 and an additional $0.65 per carton in May 2010.
     All of our sales for the second quarter of 2010 and 2009 were in the discount category. For the three months ended June 30, 2010, revenues were $268,460 compared to $206,794 for the three months ended June 30, 2009. Revenues increased by 29.8% ($61,666) due to a favorable volume variance of $47,767 (approximately 633.2 million units or a 30.8% increase in unit volume) primarily related to PYRAMID, a favorable price variance of $9,581 and a favorable mix variance of $4,318.
     Tobacco gross profit. Tobacco gross profit was $57,466 for the three months ended June 30, 2010 compared to $59,032 for the three months ended June 30, 2009. This represented a decrease of $1,566 (2.7%) when compared to the same period in 2009. This decrease was due primarily to the sales mix. As a percent of revenues (excluding federal excise taxes), Tobacco gross profit decreased to 43.1% for the three months ended June 30, 2010 compared to gross profit of 57.5% for the three months ended June 30, 2009.
     Expenses. Operating, selling, general and administrative expenses were $22,028 for the three months ended June 30, 2010 compared to $20,183 for the same period last year, an increase of $1,845 (9.1%). Tobacco expenses, not including the $14,361 litigation judgment expense discussed below, were $17,078 for the three months ended June 30, 2010 compared to $17,084 for the same period in the prior year. Tobacco product liability legal expenses and other litigation costs were $1,617 and $1,573 for the three months ended June 30, 2010 and 2009, respectively. In addition, we recorded $14,361 of expense associated with a litigation judgment paid in June 2010. Expenses at the corporate segment increased from $3,099 to $4,786 due to increased expenses for the Supplemental Retirement Plan and professional fees in 2010.
     Operating income. For the three months ended June 30, 2010, Tobacco segment operating income decreased from $41,948 in 2009 to $26,027 in 2010 primarily due to the litigation judgment expense of $14,361 and decreased margins on higher volume brands in 2010. The real estate segment operating loss of $164 in 2010 related primarily to Escena’s operations.
     Other income (expenses). Other income was $9,525 for the three months ended June 30, 2010 compared to expenses of $53,131 for the same period last year. For the three months ended June 30, 2010, other income primarily consisted of income of $13,789 for changes in fair value of derivatives embedded within convertible debt, a realized gain on investments held for sale of $6,447, equity income on non-consolidated real estate businesses of $7,207, and equity income on a long-term investment of $2,770 and was offset by interest expense of $20,770. For the three months ended June 30, 2009, other expenses primarily consisted of interest expense of $17,086, a loss on the extinguishment of the 5% Notes of $18,444, equity income of $1,811 on non-consolidated real estate businesses, and a loss of $19,488 for changes in fair value of derivatives embedded within convertible debt.
     We recorded equity income of $2,770 related to a limited partnership for the three months ended June 30, 2010. Included in this amount is the impact of an error identified by us, which resulted in an out-of-period adjustment of approximately $1,650 (approximately $980 after taxes). The error occurred because our ownership in the limited partnership increased from a nominal percentage to more than 10% during the fourth quarter of 2008 (due to significant withdrawals from other partners); thus, our investment should have been accounted for under the equity method for all previous periods in which the investment was held. We assessed the materiality of this error on all previously issued financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the error was immaterial to all previously issued financial statements. The impact of correcting this error in the current year is not expected to be material to our 2010 consolidated financial statements.
     The fair value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The income of $13,789 from the embedded derivatives for the three months ended June 30, 2010 was primarily the result of increasing spreads between corporate convertible debt and risk free investments offset by interest payments during the period. The loss of $19,488 for the three month months ended June 30, 2009, was primarily the result of declining spreads between corporate convertible debt and risk free investments offset by interest payments during the period.
     Income (loss) before income taxes. Income before income taxes for the three months ended June 30, 2010 was $30,602 compared to loss before income taxes of $14,284 for the three months ended June 30, 2009.
     Income tax provision (benefit). The income tax provision was $11,379 for the three months ended June 30, 2010 and the income tax benefit was $6,338 for the three months ended June 30, 2009. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with guidance on accounting for income taxes on interim periods.
Six Months Ended June 30, 2010 Compared to Six Months ended June 30, 2009
     Revenues. All of our revenues were from the Tobacco segment for the first six months of 2010 and 2009. Liggett increased the list price of LIGGETT SELECT and EVE by $0.90 per carton in February 2009 and an additional $7.10 per carton in March 2009. Liggett increased the list price of GRAND PRIX by $7.20 per carton in March 2009. In June 2009, Liggett increased the list price of all brands by $0.10 per carton in conjunction with the user fees imposed by the passage of the bill granting the FDA jurisdiction over tobacco. Liggett increased the list price of LIGGETT SELECT, EVE, and GRAND PRIX by $0.60 per carton in January 2010 and an additional $0.65 per carton in May 2010.
     All of our sales were in the discount category for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, revenues were $490,547 compared to $328,010 for the six months ended June 30, 2009. Revenues increased by 49.6% ($162,537) due to a favorable price variance of $70,722, primarily related to increases in price of LIGGETT SELECT and GRAND PRIX (primarily associated with the increase in federal excise taxes on cigarettes), a favorable volume variance of $90,392 (approximately 1,112.5 million units or a 29.4% increase in unit volume) and a favorable mix variance of $1,423.
     Tobacco gross profit. Tobacco gross profit was $109,644 for the six months ended June 30, 2010 compared to $107,721 for the six months ended June 30, 2009. The $1,923 (1.8%) increase was primarily due to higher sales volume offset by sales mix. As a percent of revenues (excluding federal excise taxes), Tobacco gross profit decreased to 44.9% for the six months ended June 30, 2010 compared to gross profit of 56.8% for the six months ended June 30, 2009 due to sales mix.
     Expenses. Operating, selling, general and administrative expenses were $43,186 for the six months ended June 30, 2010 compared to $41,713 for the same period last year, an increase of $1,473 (3.5%). Tobacco expenses, not including the $14,361 litigation judgment expense discussed below, were $34,324 for the six months ended June 30, 2010 compared to $35,148 for the same period in the prior year, a decrease of $824, which was primarily the result of restructuring costs of $1,000 in 2009 and a decrease of $580 in research expenses offset by increased legal and product liability expenses of $305 in 2010. Tobacco product liability legal expenses and other litigation costs were $3,265 and $2,960 for the six months ended June 30, 2010 and 2009, respectively. In addition, we recorded $14,361 of expense associated with a litigation judgment paid in June 2010. Expenses at the corporate segment increased from $6,565 to $8,980 due primarily to increased expenses for the Supplemental Retirement Plan and professional fees in 2010.
     Operating income. For the six months ended June 30, 2010, Tobacco segment operating income decreased from $77,573 in 2009 to $60,959 in 2010 primarily due to litigation judgment expense of $14,361 in 2010, the absence of a gain recorded in 2009 of $5,000 from the Philip Morris brands transaction, and decreased margins due to sales mix in 2010. The real estate segment’s operating income of $118 in the 2010 six-month period related primarily to Escena’s operations.
     Other expenses. Other expenses were $2,633 for the six months ended June 30, 2010 compared to $78,853 for the same period last year. For the six months ended June 30, 2010, other expenses primarily consisted of interest expense of $39,575 offset by other income of $11,075 for changes in fair value of derivatives embedded within convertible debt, a realized gain on investments held for sale of $11,111, equity income on non-consolidated real estate businesses of $11,778, equity income on a long-term partnership of $2,770 and interest and other income of $208. For the six months ended June 30, 2009, other expenses primarily consisted of interest expense of $33,160, a loss on the extinguishment of the 5% Notes of $18,444, a loss of $8,500 associated with a decline in value in the Escena mortgage receivable of $5,000 and the Aberdeen real estate investment of $3,500 and a loss of $19,791 for changes in fair value of derivatives embedded within convertible debt offset by equity income of $816 on non-consolidated real estate businesses and interest income of $226.
     The fair value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The income of $11,075 from the embedded derivative for the six months ended June 30, 2010 was primarily the result of increasing spreads between corporate convertible debt and risk free investments offset by interest payments during the period. The loss of $19,791 for the six months ended June 30, 2009, was primarily the result of declining spreads between corporate convertible debt and risk free investments offset by interest payments during the period.
     Income(loss)before income taxes. Income before income taxes for the six months ended June 30, 2010 was $49,462 compared to a loss before income taxes of $8,846 for the six months ended June 30, 2009.
     Income tax provision (benefit). The income tax provision was $18,301 for the six months ended June 30, 2010 and a benefit of $4,000 for the six months ended June 30, 2009. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with guidance on accounting for income taxes on interim periods. We recorded a benefit of approximately $500 for the six months ended June 30, 2010 resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The net deferred tax asset has been recognized for state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.
Liquidity and Capital Resources
     Net cash and cash equivalents increased $76,076 and $21,421 for the six months ended June 30, 2010 and 2009, respectively.
     Net cash provided from operations was $55,852 and $52,553 for the six months ended June 30, 2010 and 2009, respectively. The difference between the two periods related primarily to increased settlement accruals under the Master Settlement Agreement in 2010 compared to the 2009 period. We accrue liabilities under the Master Settlement Agreement when a sale is consummated; however, the payments under the Master Settlement Agreement are generally not made until the December in the year of the sale or the April after the year of sale. The difference was offset by the absence of the $5,000 payment received on the Philip Morris brands transaction in 2009 and a payment of $14,361 associated with a litigation judgment.
     Cash used in investing activities was $4,548 and $8,616 for the six months ended June 30, 2010 and 2009, respectively. In the first six months of 2010, cash was used for the purchase of investment securities of $7,414, long-term investments of $5,000, investments in non-consolidated real estate business of $924, increase in non-current restricted assets of $878, an increase in cash surrender value of life insurance policies of $529, the issuance of notes receivable of $535 and capital expenditures of $9,244 offset by the proceeds from the sale or maturity of investment securities of $15,433, proceeds from the sale or liquidation of long-term investments of $1,001, and distributions from non-consolidated real estate businesses of $3,539. In the first six months of 2009, cash was used for the purchase of investment securities of $10,667, capital expenditures of $1,409, an increase in cash surrender value of corporate-owned life insurance policies of $757, offset by distributions from non-consolidated real estate businesses of $2,364, proceeds from the liquidation of long-term investments of $1,407 and a decrease in restricted assets of $446.
     Cash provided from financing activities was $24,772 for the six months ended June 30, 2010 compared to cash used in financing activities of $22,516 for the six months ended June 30, 2009. In the first six months of 2010, cash provided from financing activities was from the proceeds of debt issuance of $79,585, net borrowing under the revolver of $7,535, and proceeds from the exercise of Vector options of $507 offset by cash used for distributions on common stock of $57,919, repayments of debt of $2,429, and deferred finance charges of $2,582. In the first six months of 2009, cash was primarily used for distributions on common stock of $58,310 and repayments of debt of $3,052 offset by net borrowings of debt under the revolver of $621 and deferred financing charges on debt issuance of $216, offset by the proceeds from the issuance of debt of $38,246 and the exercise of options of $182.
     Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $24,917 was outstanding at June 30, 2010. Availability as determined under the facility was approximately $12,100 based on eligible collateral at June 30, 2010. The facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the facility, on a trailing twelve-month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The covenants also require that annual capital expenditures, as defined under the facility, (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year. At June 30, 2010, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were approximately $131,300 for the twelve months ended June 30, 2010.
     In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $24,835 of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. Liggett has paid its share of the damages award and settled plaintiff’s claim for interest and attorneys’ fees. Accordingly, the case is now concluded. To date, four other adverse verdicts have been entered in Engle progeny cases against Liggett in the total amount of approximately $5,872. It is possible that additional cases could be decided unfavorably. There are approximately 7,014 Engle progeny cases, in state and federal courts in Florida, where Liggett (and other cigarette manufacturers) and us, were named as defendants. Approximately 43 cases are currently scheduled for trial in 2010 and 2011. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 5 to our consolidated financial statements and “Legislation and Regulation” below for a description of legislation, regulation and litigation.
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
     In April 2010, we sold another $75,000 principal amount of the Senior Secured Notes at 101% of face value in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. We received net proceeds from the 2010 offering of $73,500. Following the offering, a total of $325,000 principal amount of the Senior Secured Notes were outstanding.
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

	Indenture	June 30,	December 31,
Covenant	Requirement	2010	2009
Consolidated EBITDA, as defined	$50,000	$183,737	$174,158
Leverage ratio, as defined	<3.0 to 1	0.1 to 1	0.3 to 1
Secured leverage ratio, as defined	<1.5 to 1	Negative	Negative
     We and our subsidiaries have significant indebtedness and debt service obligations. At June 30, 2010, we and our subsidiaries had total outstanding indebtedness (including the embedded derivative liabilities related to our convertible notes) of approximately $593,000. We must redeem $11,000 of our 3.875% Variable Interest Senior Convertible Debentures by June 15, 2011, and

we are required to offer to repurchase $99,000 of the debentures on June 15, 2012. Approximately $157,500 of our 6.75% convertible debt matures in 2014 and $325,000 of our 11% senior secured notes matures in 2015. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
     We believe that our cigarette operations are positive cash flow generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
     In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $286,000, investment securities available for sale of approximately $71,000, long-term investments with an estimated value of approximately $72,966 and availability under Liggett’s credit facility of approximately $12,100 at June 30, 2010. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
     As of June 30, 2010, approximately $38,100 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of June 30, 2010, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $381.
     In addition, as of June 30, 2010, approximately $77,519 ($267,530 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance.
     Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $5,724 with approximately $432 resulting from the embedded derivative associated with our 6.75% Note due 2014, $811 resulting from the embedded derivative associated with our 6.75% exchange notes due 2014, and the remaining $4,481 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $6,700 per year.
     We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in yield of our debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes our future dividend payments and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers items, including current and future dividends and the volatility of our stock price. The range of estimated fair market values of our embedded derivatives was between $144,966 and $139,031. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $141,941 as of June 30, 2010. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
     We held investment securities available for sale totaling $70,732 at June 30, 2010, which includes 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. carried at $17,364.
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
     In August 2009, several cigarette manufacturers filed a federal lawsuit against FDA challenging the constitutionality of a number of the restrictions imposed by these regulations, including the ban on color and graphics, limits on the right to make truthful statements regarding modified risk tobacco products, restrictions on the placement of outdoor advertising, and a ban on the distribution of product samples. On January 4, 2010, a federal judge ruled that the regulations’ ban on the use of color and graphics in certain tobacco product advertising was unconstitutional and prohibited FDA from enforcing that ban. The judge, however, let stand numerous other advertising and promotion restrictions. In March, 2010, both parties appealed this decision, In May, 2010, FDA issued a guidance document indicating that it intends to exercise its enforcement discretion and not commence enforcement actions based upon these provisions during the pendency of the litigation.
     In April 2010, a number of cigarette manufacturers filed a federal lawsuit against FDA challenging the restrictions on trade or brand names based upon First Amendment and other grounds. In May 2010, FDA issued a guidance document indicating that FDA is aware of concerns regarding the trade and brand name restrictions and is considering what changes, if any, would be appropriate to address those concerns. FDA also indicated that while the agency is considering those issues, it intends to exercise its enforcement discretion and not commence trade or brand name enforcement actions for the duration of its consideration where: (1) The trade or brand name of the cigarettes or smokeless tobacco product was registered, or the product was marketed, in the United States on or before June 22, 2009; or (2) The first marketing or registration in the United States of the tobacco product occurs before the first marketing or registration in the United States of the non-tobacco product bearing the same name; provided, however, that the tobacco and non-tobacco product are not owned, manufactured, or distributed by the same, related, or affiliated entities (including as a licensee).
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
     Over the last several years all 50 states and the District of Columbia have enacted virtually identical legislation requiring cigarettes to meet a laboratory test standard for reduced ignition propensity. Cigarettes that meet this standard are referred to as “fire standards compliant” or “FSC,” and are sometimes commonly called “self-extinguishing.” All of the cigarettes that Liggett and Vector Tobacco manufacture are fire standards compliant. Compliance with such legislation could be burdensome and costly and could harm the business of Liggett and Vector Tobacco, particularly if there were to be varying standards from state to state.
     In November 2008, the Federal Trade Commission (“FTC”) rescinded guidance it issued in 1966 that generally permitted statements concerning cigarette “tar” and nicotine yields if they were based on the Cambridge Filter Method, sometimes called the FTC method. In its rescission notice, the FTC also indicated that advertisers should no longer use terms suggesting the FTC’s endorsement or approval of any specific test method, including terms such as “per FTC Method” or other phrases that state or imply FTC endorsement or approval of the Cambridge Filter Method or other machine-based methods for measuring cigarette “tar” or nicotine yields. Also in its rescission notice, the FTC indicated that cigarette descriptors such as “light” and “ultra light” have not been defined by the FTC, nor has the FTC provided any guidance or authorization for their use. The FTC indicated that to the extent descriptors are used in a manner that convey an overall impression that is false, misleading, or unsubstantiated, such use could be actionable. The FTC further indicated that companies must ensure that any continued use of descriptors does not convey an erroneous or unsubstantiated message that a particular cigarette presents a reduced risk of harm or is otherwise likely to mislead consumers. In response to the FTC’s action, we have removed all reference to “tar” and nicotine testing from our point-of-sale advertising. In addition, the new tobacco law imposes a ban – which took effect in June 2010 – on the use of “light”, “mild”, “low” or similar descriptors on tobacco product labels and in labeling or advertising. To the extent descriptors are no longer used to market or promote our cigarettes, this may have a material adverse effect on us.
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

Item 6.	Exhibits

4.1	Third Supplemental Indenture, dated as of April 20, 2010, among Vector Group Ltd., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated April 20, 2010).

4.2	Registration Rights Agreement, dated as of April 20, 2010, between Vector Group Ltd., the subsidiary guarantors named therein and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated April 20, 2010).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD. (Registrant)
By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial Officer

Date: August 5, 2010