Form 10-Q
period 2010-09-30
VECTOR GROUP LTD
filed 2010-11-05
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2010

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
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
     At November 4, 2010, Vector Group Ltd. had 74,906,710 shares of common stock outstanding.

VECTOR GROUP LTD.
FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Vector Group Ltd. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009		2

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and September 30, 2009		3

Condensed Consolidated Statement of Stockholders’ Deficiency for the nine months ended September 30, 2010		4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009		5

Notes to Condensed Consolidated Financial Statements		6

Item 2 .	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	55

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 6.	Exhibits	57

SIGNATURE		58

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30,	December 31,
	2010	2009

ASSETS:
Current assets:
Cash and cash equivalents	$258,564	$209,454
Investment securities available for sale	72,120	51,743
Accounts receivable — trade	5,975	8,098
Inventories	101,724	98,486
Deferred income taxes	24,149	14,154
Restricted assets	4,763	3,138
Other current assets	3,894	4,135

Total current assets	471,189	389,208

Property, plant and equipment, net	50,227	42,986
Investment in Escena, net	13,407	13,244
Long-term investments accounted for at cost	46,033	50,323
Long-term investments accounted for under the equity method	10,481	—
Investments in non-consolidated real estate businesses	57,514	49,566
Investments in townhomes	16,275	—
Restricted assets	4,451	4,835
Deferred income taxes	39,627	39,838
Intangible asset	107,511	107,511
Prepaid pension costs	9,723	8,994
Other assets	32,566	29,037

Total assets	$859,004	$735,542

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$17,254	$21,889
Fair value of derivatives embedded within convertible debt	769	—
Current portion of employee benefits	1,029	1,029
Accounts payable	11,858	4,355
Accrued promotional expenses	14,311	12,745
Income taxes payable, net	14,352	19,924
Accrued excise and payroll taxes payable, net	4,850	24,093
Settlement accruals	106,177	18,803
Deferred income taxes	32,957	17,254
Accrued interest	8,021	13,840
Other current liabilities	14,305	15,076

Total current liabilities	225,883	149,008

Notes payable, long-term debt and other obligations, less current portion	410,601	334,920
Fair value of derivatives embedded within convertible debt	139,511	153,016
Non-current employee benefits	35,583	34,247
Deferred income taxes	52,664	45,120
Other liabilities	32,458	23,913

Total liabilities	896,700	740,224

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 78,317,016 and 74,510,595 shares issued and 74,906,710 and 71,262,684 shares outstanding	7,491	7,126
Additional paid-in capital	—	15,928
Accumulated deficit	(27,731)	—
Accumulated other comprehensive loss	(4,599)	(14,879)
Less: 3,410,306 and 3,247,911 shares of common stock in treasury, at cost	(12,857)	(12,857)

Total stockholders’ deficiency	(37,696)	(4,682)

Total liabilities and stockholders’ deficiency	$859,004	$735,542

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues*	$295,124	$236,736	$785,671	$564,746

Expenses:
Cost of goods sold*	239,160	177,798	620,065	398,088
Operating, selling, administrative and general expenses	26,088	21,966	69,274	63,679
Litigation judgment expense	—	—	14,361	—
Gain on brand transaction	—	—	—	(5,000)
Restructuring charges	—	—	—	1,000

Operating income	29,876	36,972	81,971	106,979

Other income (expenses):
Interest expense	(21,511)	(16,808)	(61,086)	(49,968)
Loss on extinguishment of debt	—	—	—	(18,444)
Change in fair value of derivatives embedded within convertible debt	1,660	(6,054)	12,735	(25,845)
Impairment charges on investments	—	—	—	(8,500)
Equity income from non-consolidated real estate businesses	7,060	4,712	18,838	5,528
Gain on sale of investment securities available for sale	708	—	11,819	—
Other, net	(257)	51	2,721	277

Income before provision for income taxes	17,536	18,873	66,998	10,027
Income tax expense (benefit)	6,629	2,654	24,930	(1,346)

Net income	$10,907	$16,219	$42,068	$11,373

Per basic common share:

Net income applicable to common shares	$0.14	$0.21	$0.55	$0.15

Per diluted common share:

Net income applicable to common shares	$0.14	$0.21	$0.55	$0.15

Cash distributions and dividends declared per share	$0.38	$0.36	$1.14	$1.09

*	Revenues and Cost of goods sold include excise taxes of $150,413, $119,643, $396,823 and $256,813, respectively.
The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total

Balance, December 31, 2009	71,262,684	$7,126	$15,928	$—	$(14,879)	$(12,857)	$(4,682)

Net income	—	—	—	42,068	—	—	42,068
Pension-related minimum liability adjustments, net of income taxes	—	—	—	—	1,458	—	1,458
Forward contract adjustments, net of income taxes	—	—	—	—	27	—	27
Unrealized loss on long-term investments accounted for under the equity method, net of income taxes	—	—	—	—	(120)	—	(120)
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	15,515	—	15,515
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(6,600)	—	(6,600)

Unrealized gain on investment securities, net of income taxes	—	—	—	—	8,915	—	8,915

Total other comprehensive income	—	—	—	—	—	—	10,280

Total comprehensive income	—	—	—	—	—	—	52,348

Tax benefit of options exercised	—	—	121	—	—	—	121
Distributions and dividends on common stock	—	—	(18,065)	(69,442)	—	—	(87,507)
Effect of stock dividend	3,567,023	357		(357)			—
Restricted stock grants	50,000	5	(5)	—	—	—	—
Exercise of stock options	78,944	8	973	—	—	—	981
Surrender of shares in connection with restricted stock vesting	(51,941)	(5)	(1,035)	—	—	—	(1,040)
Amortization of deferred compensation	—	—	2,083	—	—	—	2,083

Balance, September 30, 2010	74,906,710	$7,491	$—	$(27,731)	$(4,599)	$(12,857)	$(37,696)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009

Net cash provided by operating activities	$101,063	$9,334

Cash flows from investing activities:
Sale or maturity of investment securities	16,140	—
Purchase of investment securities	(9,394)	(12,300)
Proceeds from sale or liquidation of long-term investments	1,106	1,407
Purchase of long-term investments	(5,062)	(51)
Investments in non-consolidated real estate businesses	(1,533)	(467)
Purchase of Aberdeen mortgages	(13,462)	—
Distributions from non-consolidated real estate businesses	3,539	5,548
Increase in cash surrender value of life insurance policies	(918)	(839)
Decrease in non-current restricted assets	384	1,969
Issuance of notes receivable	(720)	—
Investment in joint venture	(2,500)	—
Cash acquired in Aberdeen consolidation	473	—
Proceeds from sale of fixed assets	187	—
Capital expenditures	(15,730)	(3,005)

Net cash used in investing activities	(27,490)	(7,738)

Cash flows from financing activities:
Proceeds from debt issuance	89,373	118,782
Deferred financing costs	(2,582)	(5,573)
Repayments of debt	(7,175)	(4,516)
Borrowings under revolver	732,708	526,949
Repayments on revolver	(750,091)	(530,766)
Dividends and distributions on common stock	(87,797)	(87,451)
Proceeds from exercise of Vector options and warrants	980	398
Excess tax benefit of options exercised	121	6,944

Net cash (used in) provided by financing activities	(24,463)	24,767

Net increase in cash and cash equivalents	49,110	26,363
Cash and cash equivalents, beginning of period	209,454	211,105

Cash and cash equivalents, end of period	$258,564	$237,468

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
Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 29, 2010 and 2009, respectively. The dividends were recorded at par value of $357 and $333 since the Company did not have retained earnings at September 30, 2010 and 2009, respectively. All per share amounts have been updated to reflect the retrospective effect of the stock dividends.

Net income for purposes of determining basic EPS was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$10,907	$16,219	$42,068	$11,373
Income attributable to participating securities	(228)	(740)	(897)	(519)

Net income available to common stockholders	$10,679	$15,479	$41,171	$10,854

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Net income for purposes of determining diluted EPS was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$10,907	$16,219	$42,068	$11,373
Expense attributable to 6.75% Variable Interest Senior Convertible Exchange Notes	—	—	3,770	—
Expense attributable to 6.75% Variable Interest Senior Convertible Note	—	—	2,009	—
Expense attributable to 5% Convertible Debentures	—	13	—	—
Income attributable to participating securities	(228)	(741)	(1,020)	(519)

Net income available to common stockholders	$10,679	$15,491	$46,827	$10,854

Basic and diluted EPS were calculated using the following shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted-average shares for basic EPS	74,350,806	72,693,939	74,301,086	72,600,680

Plus incremental shares related to stock options and non-vested restricted stock	463,939	131,577	284,283	63,331

Plus incremental shares related to convertible debt	—	63,192	10,613,370	—

Weighted-average shares for fully diluted EPS	74,814,745	72,888,708	85,198,739	72,664,011

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and nine months ended September 30, 2010 and 2009 but were not included in the computation of diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Number of stock options	260,319	534,914	639,905	573,813

Weighted-average exercise price	$21.03	$17.88	$17.00	$16.99

Weighted-average shares of non-vested restricted stock	—	186,673	21,346	206,628

Weighted-average expense per share	N/A	$15.49	$16.02	$15.48

Weighted-average number of shares issuable upon conversion of debt	17,143,180	17,167,799	6,529,810	15,768,989

Weighted-average conversion price	$15.61	$15.60	$16.85	$15.51

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
(d)	Comprehensive Income:
Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. The Company’s comprehensive income was $10,885 and $52,348 for the three and nine months ended September 30, 2010, respectively. The Company’s comprehensive income was $27,199 and $22,104 for the three and nine months ended September 30, 2009, respectively.
(e)	Fair Value of Derivatives Embedded within Convertible Debt:
The range of estimated fair market values of the Company’s embedded derivatives was between $143,129 and $137,537. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $140,280 as of September 30, 2010. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 4.)
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
2.	INVENTORIES
Inventories consist of:

	September 30,	December 31,
	2010	2009
Leaf tobacco	$48,874	$48,942
Other raw materials	3,908	3,497
Work-in-process	285	2,388
Finished goods	68,007	59,294

Inventories at current cost	121,074	114,121
LIFO adjustments	(19,350)	(15,635)

	$101,724	$98,486

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At September 30, 2010, Liggett had leaf tobacco purchase commitments of approximately $36,325.

All of the Company’s inventories at September 30, 2010 and December 31, 2009 have been reported under the LIFO method.
3.	LONG-TERM INVESTMENTS
Long-term investments accounted at cost consist of the following:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Investment partnerships	$45,134	$67,893	$49,486	$68,679
Real estate partnership	899	1,080	837	1,261

	$46,033	$68,973	$50,323	$69,940

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

The changes in the fair value of the long-term investments accounted for at cost as of September 30, 2010 and 2009 were as follows:

	2010	2009
Balance as of January 1	$69,940	$54,997
Unrealized gain (loss) on long-term investments	1,018	(357)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	2010	2009
Balance as of March 31	70,958	54,640
Revision for partnership now accounted for under the equity method	(5,790)	—
Distributions	(1,002)	—
Unrealized (loss) gain on long-term investments	(2,090)	8,432

Balance as of June 30	62,076	63,072
Contributions	62	52
Unrealized gain on long-term investments	6,835	6,863

Balance as of September 30	$68,973	$69,987

Long-term investments accounted for under the equity method:

The Company recorded an equity loss of $436 and equity income of $2,334 related to a limited partnership for the three and nine months ended September 30, 2010. Included in this amount was the impact of an error identified by the Company, which resulted in an out-of-period adjustment of approximately $1,650 (approximately $980 after taxes) for the nine months ended September 30, 2010. The error occurred because the Company’s ownership in the limited partnership increased from a nominal percentage to more than 10% during the fourth quarter of 2008 (due to significant withdrawals from other partners); thus, the Company’s investment should have been accounted for under the equity method for all previous periods in which the investment was held. The Company assessed the materiality of this error on all previously issued financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the error was immaterial to all previously issued financial statements. The impact of correcting this error in the current year is not expected to be material to the Company’s 2010 consolidated financial statements. This adjustment was recognized within other income in the consolidated statements of operations. The carrying value of this investment was approximately $10,500 as of September 30, 2010 which approximated its fair value because the underlying securities are classified as available for sale.

In the future, the Company may invest in other investments, including limited partnerships, real estate investments, equity securities, debt securities, derivatives and certificates of deposit, depending on risk factors and potential rates of return.
4.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consist of:

	September 30,	December 31,
	2010	2009

Vector:
11% Senior Secured Notes due 2015, net of unamortized discount of $3,560 and $4,849	$321,440	$245,151
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $38,786 and $39,755*	11,214	10,245
6.75% Variable Interest Senior Convertible Exchange Notes due 2014, net of unamortized discount of $66,172 and $69,749*	41,358	37,781
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $83,192 and $83,589*	26,808	26,411

Liggett:
Revolving credit facility	—	17,382
Term loan under credit facility	6,355	6,755

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30,	December 31,
	2010	2009
Equipment loans	13,635	4,852

V.T. Aviation:
Note payable	2,810	3,882

VGR Aviation:
Note payable	3,406	3,687

Other	829	663

Total notes payable, long-term debt and other obligations	427,855	356,809
Less:
Current maturities	(17,254)	(21,889)

Amount due after one year	$410,601	$334,920

*	The fair value of the derivatives embedded within the 6.75% Variable Interest Convertible Note ($20,704 at September 30, 2010 and $23,890 at December 31, 2009, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($39,242 at September 30, 2010 and $47,552 at December 31, 2009, respectively), and the 3.875% Variable Interest Senior Convertible Debentures ($80,334 at September 30, 2010 and $81,574 at December 31, 2009, respectively) is separately classified as a derivative liability in the condensed consolidated balance sheets.
Revolving Credit Facility — Liggett:

Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”), none of which was outstanding at September 30, 2010. Availability as determined under the facility was approximately $36,000 based on eligible collateral at September 30, 2010. On November 1, 2010, Liggett and Wachovia entered into the credit facility’s Seventh Amendment to permit Liggett to incur Capital Expenditures (as defined in the credit facility) of up to $33,000 solely for the fiscal year ended 2010. The Seventh Amendment is effective as of August 31, 2010.

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

Equipment Loans — Liggett:

Between March and September 2010, in connection with the purchase of equipment, Liggett entered into six financing agreements for a total of $7,961, payable in 60 installments totaling $154. The weighted average interest rate is 5.94% per annum and the interest rate on the various notes ranges between 5.84% and 6.13% per annum. In May 2010, Liggett purchased equipment for $2,467 through an additional financing agreement, payable in 30 installments of $27 and then a final installment of $1,880. Interest is calculated at 2.59% per annum. In August 2010, Liggett also refinanced $3,575 of debt related to previous equipment purchases. The refinanced debt has an interest rate of 5.95% and is payable in 36 installments totaling $109. Each of these equipment loans is collateralized by the purchased equipment.

Non-cash Interest Expense — Vector:

Components of non-cash interest expense is as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Amortization of debt discount	$2,033	$1,414	$5,481	$6,991
Amortization of deferred finance costs	1,276	961	3,418	2,913

	$3,309	$2,375	$8,899	$9,904

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Fair Value of Notes Payable and Long-term Debt:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Notes payable and long-term debt	$427,855	$709,944	$356,809	$573,439
5.	CONTINGENCIES

Tobacco-Related Litigation:

Overview

Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iii) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the three months ended September 30, 2010 and 2009, Liggett incurred legal expenses and other litigation costs totaling approximately $4,792 and $1,326, respectively. For the nine months ended September 30, 2010 and 2009, Liggett incurred legal expenses and other litigation costs totaling approximately $22,418 (which includes payment of the $14,361 Lukacs judgment discussed below) and $4,286, respectively.

Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related or other litigation are or can be significant.

Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. Liggett has secured approximately $3,826 in bonds as of September 30, 2010.

In June 2009, Florida amended its existing bond cap statute by adding a $200,000 bond cap that applies to all Engle progeny cases (defined below) in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. The legislation applies to judgments entered after the effective date and remains in effect until December 31, 2012.

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

The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be vigorously defended. However, Liggett may enter into settlement discussions in particular cases if it believes it is in its best interest to do so.

Individual Actions

As of September 30, 2010, there were 36 individual cases pending against Liggett and/or the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. In addition, there were approximately 7,031 Engle progeny cases pending against Liggett and the Company, in state and federal courts in Florida, and approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of individual cases by state that are pending against Liggett or its affiliates as of September 30, 2010 (excluding Engle progeny cases in Florida and the consolidated cases in West Virginia):

Number
State	of Cases
Florida	15
New York	9
Louisiana	5
Maryland	3
West Virginia	2
Missouri	1
Ohio	1
Liggett Only Cases. There are currently six cases pending where Liggett is the only tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases. In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages of $1,200 as well as $96 in expenses, but found that the plaintiff was 40% at fault. Therefore, plaintiff’s award was reduced to $720 in compensatory damages. Punitive damages were not awarded. Liggett appealed the award. In September 2010, the court awarded plaintiff’s attorneys’ fees of $996. In Hausrath v. Philip Morris, a case pending in New York state court, where two individuals are suing, plaintiffs dismissed all defendants other than Liggett. There has been no recent activity in the case. In Blitch v. Liggett Group, an Engle progeny case, trial is scheduled for March 2011. The other three individual actions, in which Liggett is the only tobacco company defendant, are dormant. In Davis v. Liggett Group, another Liggett only case, judgment was entered against Liggett in the amount of $540 plus attorneys’ fees. The judgment was paid by Liggett and this matter is concluded.

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

In addition to several adverse verdicts against Liggett, jury awards in individual cases have also been returned against other cigarette manufacturers in recent years. The awards in these individual actions, often in excess of millions of dollars, may be for both compensatory and punitive damages. There are several significant jury awards against other cigarette manufacturers which are currently on appeal and several awards which are final and have been paid.

Engle Progeny Cases. In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and the Company have been named in approximately 7,031 Engle progeny cases in both federal (3,862 cases) and state (3,169 cases) courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. These cases include approximately 8,172 plaintiffs, approximately 3,862 of whom have claims pending in federal court and 4,970 state court. Duplicate cases were filed in federal and state court on behalf of approximately 660 plaintiffs. The number of state court Engle progeny cases will likely increase as the courts may require multi-plaintiff cases to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties.

As of October 31, 2010, in addition to the Lukacs case described below, the following Engle progeny cases have resulted in judgments against Liggett:

			Compensatory	Punitive Damages
Date	Case Name	County	Damages Against Liggett	Against Liggett

August 2009	Campbell v. R.J. Reynolds	Escambia	$156	None

March 2010	Douglas v. R.J. Reynolds	Hillsborough	$1,350	None

April 2010	Clay v. R.J. Reynolds	Escambia	$349	$1,000

April 2010	Putney v. R.J. Reynolds	Broward	$3,008	None
These judgments are currently on appeal or will be appealed. As of September 30, 2010, there were 38 Engle progeny cases scheduled for trial in 2010 and 2011, where Liggett and the Company are named defendants. For further information on the Engle case and on Engle progeny cases, see “Class Actions — Engle Case,” below.

Lukacs Case. In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Co., awarded $37,500 in compensatory damages, jointly and severally, in a case involving Liggett and two other cigarette manufacturers, which amount was subsequently reduced by the court. The jury found Liggett 50%

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle progeny case, but was tried almost five years prior to the Florida Supreme Court’s final decision in Engle. In November 2008, the court entered final judgment in the amount of $24,835 (for which Liggett was 50% responsible), plus interest from June 2002. Plaintiff filed a motion seeking an award of attorneys’ fees from Liggett based on plaintiff’s prior proposal for settlement. In March 2010, the Third District Court of Appeal affirmed the decision, per curiam. In June 2010, Liggett paid its share of the judgment and settled claims for attorneys’ fees and accrued interest for a total payment of approximately $14,361.
Class Actions

As of September 30, 2010, there were six actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.

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

In July 2006, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the class should be decertified prospectively, but determined that the following Phase I findings are entitled to res judicata effect in Engle progeny cases: (i) that smoking causes lung cancer, among other diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) that defendants concealed material information knowing that the information was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vi) that defendants sold or supplied cigarettes that were defective; and (vii) that defendants were negligent. The Florida Supreme Court decision also allowed former class members to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damage issues, provided they filed their individual lawsuits by January 2008. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. In October 2007, the United States Supreme Court denied defendants’ petition for writ of certiorari. As a result of the Engle decision, approximately 8,172 former Engle class members have claims pending against the Company and Liggett and other cigarette manufacturers.

Three federal district courts (in the Merlob, Brown and Burr cases) ruled that the findings in Phase I of the Engle proceedings could not be used to satisfy elements of plaintiffs’ claims, and two of those rulings (Brown and Burr) were certified by the trial court for interlocutory review. The certification was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated (in February 2009, the appeal in Burr was dismissed for lack of prosecution). In July 2010, the Eleventh Circuit ruled that plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. Rather, plaintiffs may only use the findings to establish specific facts that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made.

Other Class Actions. In Smith v. Philip Morris, a Kansas state court case filed in February 2000, plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs seek to recover an unspecified amount in actual and punitive damages. Class certification was granted in November 2001. Discovery is ongoing.

Class action suits have been filed in a number of states against cigarette manufacturers, alleging, among other things, that use of the terms “light” and “ultra light” constitutes unfair and deceptive trade practices, among other things. In December 2008, the United States Supreme Court, in Altria Group v. Good, ruled that the Federal Cigarette Labeling and Advertising Act did not preempt the state law claims asserted by the plaintiffs and that they could proceed with their claims under the Maine Unfair Trade Practices Act. This ruling has resulted in the filing of additional “lights” class action cases in other states against other cigarette manufacturers. Although Liggett was not a defendant in the Good case, and is not a defendant in a substantial majority of other “lights” class actions, an adverse ruling or commencement of additional “lights” related class actions could have a material adverse effect on the Company.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
In June 1998, in Cleary v. Philip Morris, a putative class action was brought in Illinois state court on behalf of persons who were allegedly injured by: (i) defendants’ purported conspiracy to conceal material facts regarding the addictive nature of nicotine; (ii) defendants’ alleged acts of targeting their advertising and marketing to minors; and (iii) defendants’ claimed breach of the public’s right to defendants’ compliance with laws prohibiting the distribution of cigarettes to minors. Plaintiffs sought disgorgement of all profits unjustly received through defendants’ sale of cigarettes to plaintiffs and the class. In March 2009, plaintiffs filed a third amended complaint adding, among other things, allegations regarding defendants’ sale of “lights” cigarettes. The case was then removed to federal court on the basis of this new claim. In November 2009, plaintiffs filed a revised motion for class certification as to the three proposed classes, which motion was denied by the court. In February 2010, the court granted summary judgment in favor of defendants as to all claims, other than a “lights” claim involving another cigarette manufacturer. The court granted leave to the plaintiffs to reinstate the motion as to the addiction claims. Plaintiffs filed a Fourth Amended Complaint in an attempt to resurrect their addiction claims. In June 2010, the court granted defendants’ motion to dismiss the Fourth Amended Complaint and in July 2010, the court denied plaintiffs’ motion for reconsideration. Plaintiffs appealed to the United States Court of Appeals for the Seventh Circuit in August 2010.

In April 2001, in Brown v. Philip Morris USA, a California state court granted in part plaintiffs’ motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants’ cigarettes “during the applicable time period” and who were exposed to defendants’ marketing and advertising activities in California. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law. In June 2009, the California Supreme Court reversed and remanded the case to the trial court for further proceedings regarding whether the class representatives have, or can, demonstrate standing. In August 2009, the California Supreme Court denied defendants’ rehearing petition and issued its mandate. In September 2009, plaintiffs sought reconsideration of the court’s September 2004 order finding that plaintiffs’ allegations regarding “lights” cigarettes are preempted by federal law, in light of the recent United States Supreme Court decision in Altria Group v. Good. In March 2010, the trial court granted reconsideration of its September 2004 order granting partial summary judgment to defendants with respect to plaintiffs’ “lights” claims on the basis of judicial decisions issued since its order was issued, including the United States Supreme Court’s ruling in Altria v Good, thereby reinstating plaintiffs’ “lights” claims. Since the trial court’s prior ruling decertifying the class was reversed on appeal by the California Supreme Court, the parties and the court are treating all claims currently being asserted by the plaintiffs as certified, subject, however, to defendants’ challenge to the class representatives standing to assert their claims. In June 2010, plaintiffs filed a motion seeking collateral estoppel effect from the findings in the case brought by the Department of Justice (see DOJ Lawsuit described below). Trial is scheduled to start on May 6, 2011.

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

In July 2010, an action entitled Calistro v. Altria Group was commenced against Liggett and other cigarette manufacturers, in the U.S. Virgin Islands, on behalf of a putative class of smokers who, although have no personal injury, contend they were injured by the defendants’ alleged fraudulent concealment and other purported misconduct regarding the addictive nature of nicotine and the promotion of “light” cigarettes. The plaintiffs seek equitable relief, compensatory and punitive damages, including, without limitation, damages for medical monitoring and nicotine rehabilitation programs. In September 2010, Liggett and its affiliates were voluntarily dismissed from the action.

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

Health Care Cost Recovery Actions

As of September 30, 2010, there were four Health Care Cost Recovery Actions pending against Liggett. Other cigarette manufacturers are also named in these cases. The claims asserted in health care cost recovery actions vary. Although, typically, no specific damage amounts are pled, it is possible that requested damages might be in the billions of dollars. In these cases, plaintiffs typically assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Relief sought by some, but not all, plaintiffs include punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees.

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

In August 2006, the trial court entered a Final Judgment against each of the cigarette manufacturing defendants, except Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court’s decision. In February 2010, the government and all defendants, other than Liggett, filed petitions for writ of certiorari to the United States Supreme Court. In June 2010, the United States Supreme Court, without comment, denied review. As a result, the cigarette manufacturing defendants, other than Liggett, are now subject to the trial court’s Final Judgment which ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message though use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights,” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous that another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “light” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure of defendants’ public document websites and in the Minnesota document repository of all documents produced to the government in the lawsuit or produced in any future court or administrative action concerning smoking and health until 2021, with certain additional requirements as to documents withheld from production under a claim or privilege or confidentiality; (vii) the disclosure of disaggregated marketing data to the government in the same form and on

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
the same schedules as defendants now follow in disclosing such data to the Federal Trade Commission (“FTC”) for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette business within the United States; and (ix) payment of the government’s costs in bringing the action.

It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise results in restrictions that adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.

In City of St. Louis v. American Tobacco Company, a case pending in Missouri state court since December 1998, the City of St. Louis and approximately 38 hospitals and former hospitals seek recovery of costs expended by the hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. In June 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. In April 2010, the court further determined that each plaintiff is barred from seeking damages which accrued more than five years prior to the time that plaintiff joined the suit. In that same order, the court granted partial summary judgment for defendants barring plaintiffs’ claims for future damages. In July 2010, the court dismissed certain other claims brought by plaintiffs, on the grounds they were preempted. Defendants have filed other summary judgment motions that remain pending. Trial is scheduled to start on January 10, 2011.

In June 2005, the Jerusalem District Court in Israel added Liggett as a defendant in an action commenced in 1998 by the largest private insurer in that country, General Health Services, against the major United States cigarette manufacturers. The plaintiff seeks to recover the past and future value of the total expenditures for health care services provided to residents of Israel resulting from tobacco related diseases, court ordered interest for past expenditures from the date of filing the statement of claim, increased and/or punitive and/or exemplary damages and costs. The court ruled that, although Liggett had not sold product in Israel since at least 1978, it might still have liability for cigarettes sold prior to that time. The other defendants’ appeal of the district court’s denial of their motion to dismiss was heard by the Israel Supreme Court in March 2005 and the parties are awaiting the court’s decision.

In May 2008, in National Committee to Preserve Social Security and Medicare v. Philip Morris USA, a case pending in the United States District Court for the Eastern District of New York, plaintiffs commenced an action to recover damages equal to twice the amount paid by Medicare for the smoking-related health care services provided from May 21, 2002 to the present, for which treatment defendants’ allegedly were required to make payment under the Medicare Secondary Payer provisions of the Social Security Act. In July 2008, defendants’ filed a motion to dismiss plaintiffs’ claims and plaintiffs filed a motion for partial summary judgment. In March 2009, the court granted defendants’ motion and dismissed the case. In May 2009, plaintiffs noticed an appeal to the United States Court of Appeals for the Second Circuit and in September 2010, the court vacated the District Court’s decision, and remanded the case with instructions for the District Court to dismiss the complaint on other grounds.

Upcoming Trials

In addition to the January 2011 trial in the City of St. Louis case and the May 2011 trial in the Brown case, both discussed above, as of September 30, 2010, there were 38 Engle progeny cases that are scheduled for trial in 2010 and 2011. Additionally, a Palm Beach County Florida individual case is on the February – April 2011 trial calender. The Company and/or Liggett and other cigarette manufacturers are currently named as defendants in each of these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. Cases against other cigarette manufacturers are also currently scheduled for trial in 2010 and 2011. Trial dates are subject to change.

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

Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.7% of the

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
total cigarettes sold in the United States in 2009. For the nine month period ending September 30, 2010, Liggett and Vector Tobacco’s domestic shipments accounted for approximately 3.4% of the total cigarettes sold in the United States. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, which it has each year since 2000, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. Liggett and Vector Tobacco paid $54,435 for their 2009 MSA obligations.

Certain MSA Disputes

NPM Adjustment. In March 2006, an economic consulting firm selected pursuant to the MSA determined that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers, to non-participating manufacturers, for 2003. This is known as the “NPM Adjustment.” The economic consulting firm subsequently rendered the same decision with respect to 2004 and 2005. In March 2009, a different economic consulting firm made the same determination for 2006. As a result, the manufacturers are entitled to potential NPM Adjustments to their 2003, 2004, 2005 and 2006 MSA payments. The Participating Manufacturers may also be entitled to potential NPM Adjustments to their 2007, 2008 and 2009 payments pursuant to an agreement entered into in June 2009 between the OPMs and the Settling States under which the OPMs agreed to make certain payments for the benefit of the Settling States, in exchange for which the Settling States stipulated that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers in 2007, 2008 and 2009. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that Settling State.

For 2003 — 2009, Liggett and Vector Tobacco disputed that they owed the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco withheld payment associated with these NPM Adjustment amounts. The total amount withheld or paid into a disputed payment account by Liggett and Vector Tobacco for 2003 — 2009 was $29,236. In 2003, Liggett and Vector Tobacco paid the NPM adjustment amount of $9,345 to the Settling States although both companies continue to dispute this amount is owed. At September 30, 2010, included in “Other assets” on the Company’s condensed consolidated balance sheet was a noncurrent receivable of $6,542 relating to such payment.

The following amounts have not been expensed by the Company as they relate to Liggett and Vector Tobacco’s NPM Adjustment claims for 2003 — 2005: $6,542 for 2003, $3,789 for 2004 and $800 for 2005. Liggett and Vector Tobacco have expensed all disputed amounts related to the NPM Adjustment since 2005.

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
The change in the method of calculation could result in Liggett owing, at a minimum, approximately $9,500, plus interest, of additional MSA payments for prior years, because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA. The Company estimates that Liggett’s future MSA payments would be at least approximately $2,250 higher if the method of calculation is changed. No amounts have been expensed or accrued in the accompanying condensed consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute. There can be no assurance that Liggett will not be required to make additional payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

Litigation Challenging the MSA. In Freedom Holdings Inc. v. Cuomo, litigation pending in federal court in New York, certain importers of cigarettes allege that the MSA and certain related New York statutes violate federal antitrust and constitutional law. The district court granted New York’s motion to dismiss the complaint for failure to state a claim. On appeal, the United States Court of Appeals for the Second Circuit held that if all of the allegations of the complaint were assumed to be true, plaintiffs had stated a claim for relief on antitrust grounds. In January 2009, the district court granted New York’s motion for summary judgment, dismissing all claims brought by the plaintiffs, and dissolving the preliminary injunction. Plaintiffs appealed the decision. In October 2010, the Second Circuit affirmed the district court’s decision.

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

In October 2008, Vibo Corporation, Inc., d/b/a General Tobacco (“Vibo”) commenced litigation in the United States District Court for the Western District of Kentucky against each of the Settling States and certain Participating Manufacturers, including Liggett and Vector Tobacco. Vibo alleged, among other things, that the market share exemptions (i.e., grandfathered shares) provided to certain SPMs under the MSA, including Liggett and Vector Tobacco, violate federal antitrust and constitutional law. In January 2009, the district court dismissed

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
the complaint. In January 2010, the court entered final judgment in favor of the defendants. Vibo appealed to the United States Court of Appeals for the Sixth Circuit. A decision is pending.

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

In 2003, in order to resolve any potential issues with Minnesota as to Liggett’s ongoing economic settlement obligations, Liggett negotiated a $100 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2004, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make required payments under the respective settlement agreements with these states from 1998 through 2003 and that additional payments may be due for subsequent years. Liggett believes the states’ allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. Liggett entered into a Memorandum of Understanding with Florida providing for a good faith payment by Liggett of $250 and an agreement to mediate the dispute. In October 2010, the parties mediated the dispute and reached an agreement in principle, subject to definitive documentation. The agreement provides for an additional $950 payment and payments of $250 per year over a period of 21 years. The payments in years 12 – 20 will be subject to an inflation adjustment. The Company has accrued for this potential settlement. There can be no assurance that the settlement with Florida will be finalized, that Liggett will resolve the other matters set forth above or that Liggett will not be required to make additional payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

Cautionary Statement. Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. For example, the jury in the Lukacs case, an Engle progeny case tried in 2002, awarded $24,835 in compensatory damages plus interest against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict was affirmed on appeal and Liggett paid $14,361 in June 2010. To date, Liggett has been found liable in four other Engle progeny cases, which are currently on appeal or will be appealed. As a result of the Engle decision, approximately 8,172 former Engle class members have claims pending against the Company and Liggett and other cigarette manufacturers. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is in its best interest to do so.

Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation, or could lead to multiple adverse decisions in the Engle progeny cases. Management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its condensed consolidated financial statements for unfavorable outcomes. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual’s complaint against the tobacco industry seek money damages in an amount to be determined by a jury, plus punitive damages, costs and legal fees.

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

Other Matters:

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2014. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at September 30, 2010.

In December 2009, a complaint was filed against Liggett in Alabama state court by the estate of a woman who died, in 2007, in a house fire allegedly caused by the ignition of contents of the house by a Liggett cigarette. Plaintiff is suing under the Alabama Extended Manufacturers Liability Doctrine and for breach of warranty and negligence. The plaintiff seeks both punitive and compensatory damages. In January 2010, Liggett removed the case to federal court. In February 2010, Liggett filed a motion to dismiss the case and plaintiff filed a motion to remand. In September 2010, the court granted plaintiff’s motion to remand, but the order has been stayed pending non-binding mediation of the dispute.

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

The Company’s income tax expense consisted of the following:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Income before provision for income taxes	$17,536	$18,873	$66,998	$10,027

Income tax expense (benefit) using estimated annual effective income tax rate	6,973	8,210	26,623	4,362
Changes in effective tax rates	691	610	—	(77)
Impact of discrete items, net	—	—	—	535
Reduction of valuation allowance	—	(6,166)	(500)	(6,166)
Reversal of unrecognized tax benefits	(1,035)	—	(1,193)	—

Income tax expense (benefit)	$6,629	$2,654	$24,930	$(1,346)

The Company recorded a benefit of $0 and $500 for the three and nine months ended September 30, 2010 and $6,166 and $6,166 for the three and nine months ended September 30, 2009 resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The valuation allowance was reduced for the recognition of state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.
7.	NEW VALLEY LLC

The components of “Investments in non-consolidated real estate businesses” were as follows:

	September 30,	December 31,
	2010	2009

Douglas Elliman Realty, LLC	$45,781	$36,086
Aberdeen Townhomes LLC	—	1,248
New Valley Oaktree Chelsea Eleven LLC	11,732	12,232

Investments in non-consolidated real estate businesses	$57,513	$49,566

Residential Brokerage Business. New Valley recorded income of $6,300 and $4,712 for the three months ended September 30, 2010 and 2009, respectively, and income of $18,078 and $5,328 for the nine months ended September 30, 2010 and 2009, respectively, associated with Douglas Elliman Realty, LLC. New Valley received cash distributions from Douglas Elliman Realty, LLC of $3,199 and $1,370 for the three months ended September 30, 2010 and 2009, respectively, and $8,384 and $4,846 for the nine months ended September 30, 2010 and 2009, respectively.

The summarized financial information of Douglas Elliman Realty, LLC is as follows:

	September 30, 2010	December 31, 2009

Cash	$46,561	$26,920
Other current assets	5,336	6,664
Property, plant and equipment, net	14,086	13,498
Trademarks	21,663	21,663
Goodwill	38,367	38,601
Other intangible assets, net	1,404	742
Other non-current assets	2,986	2,871

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2010	December 31, 2009

Notes payable — current	721	776
Current portion of notes payable to member - Prudential Real Estate Financial Services of America, Inc.	—	2,487
Current portion of notes payable to member — New Valley	—	2,487
Other current liabilities	21,682	20,724
Notes payable — long term	1,001	2,136
Other long-term liabilities	10,206	7,747
Members’ equity	96,793	74,602

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$92,150	$80,484	$267,329	$189,813
Costs and expenses	79,472	71,271	230,300	177,597
Depreciation expense	918	1,075	2,683	3,408
Amortization expense	87	64	252	192
Other income	794	1,000	1,632	1,000
Interest expense, net	55	732	500	2,025
Income tax expense (benefit)	376	323	1,082	(42)

Net income	$12,036	$8,019	$34,144	$7,633

Aberdeen Townhomes LLC. In January 2010 and August 2010, Aberdeen sold two of its four townhomes and the two respective mortgages of approximately $14,350 were retired. The Company received a preferred return distribution of approximately $971 in connection with the sales. In addition, Aberdeen received $375 in August 2010 from escrow on the January 2010 sale.

In August 2010, the Company acquired the mortgage loans from Wachovia Bank, N.A. on the two remaining townhomes for approximately $13,500. In accordance with the accounting guidance as to variable interest entities, the Company reassessed the primary beneficiary status of the Aberdeen variable interest entity (“VIE”) and determined that, in August 2010, the Company became the primary beneficiary of this VIE because the Company obtained the power to direct activities which significantly impact the economic performance of the VIE; and since it now owns the mortgages, the Company will absorb losses and returns of the VIE.

The Company is the primary beneficiary of the VIE, and as a result, the condensed consolidated financial statements of the Company now include the account balances of Aberdeen Townhomes LLC as of September 30, 2010. These balances include:

September 30, 2010

Cash	$473
Restricted cash	435
Investment in townhomes	16,275
Accounts payable	2,469
The $16,275 investment in townhomes is based on September 2010 third-party appraisals, net of estimated selling expenses. The Company recognized a gain of $760 primarily resulting from the acquisition of mortgage loans.

New Valley Oaktree Chelsea Eleven, LLC. A subsidiary of New Valley is operating as an investment vehicle for the Chelsea Eleven LLC real estate development project. Chelsea Eleven LLC sold three and 22 condominium units during the three and nine months ended September 30, 2010, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
As of November 4, 2010, 30 of 54 units in the Chelsea Eleven LLC real estate development had closed. As of September 30, 2010, Chelsea Eleven LLC had approximately $86,255 of total assets and $51,537 of total liabilities, excluding amounts owed to New Valley Oaktree Chelsea Eleven LLC (approximately $73,590 at September 30, 2010).

Chelsea Eleven LLC retired its construction loan during the second quarter of 2010 from the proceeds of the sales of units. In addition, on July 1, 2010, Chelsea Eleven LLC borrowed $47,100, which is due in July 1, 2012, bearing interest at 14% per annum. The proceeds were used to retire Chelsea Eleven LLC’s then outstanding mezzanine debt (approximately $37,200) and for other working capital purposes.

As of September 30, 2010, the Company had received net distributions of $1,768 from New Valley Oaktree Chelsea Eleven LLC in 2010 ($3,777 before accounting for loans of $2,009). The Company’s maximum exposure to loss on its investment in New Valley Oaktree Chelsea Eleven LLC is $11,732 at September 30, 2010.

Investment in Escena:

The components of the Company’s investment in Escena are as follows:

	September 30,	December 31,
	2010	2009

Land and land improvements	$11,112	$11,126
Building and building improvements	1,443	1,154
Other	1,147	1,038

	13,702	13,318
Less accumulated depreciation	(295)	(74)

	$13,407	$13,244

The Company recorded an operating loss of $682 and $564 for the three and nine months ended September 30, 2010, respectively, from Escena.

Other investments:

Fifty Third-Five Building LLC. In September 2010, New Valley, through its NV 955 LLC subsidiary, contributed $2,500 to a joint venture, Fifty Third-Five Building LLC (“JV”), of which it owns 50%. The JV was formed for the purposes of acquiring a defaulted real estate loan, collateralized by real estate located in New York City. In October 2010, New Valley contributed an additional $15,500 to the JV and the JV acquired the defaulted loan for approximately $35,500.

Sesto Holdings S.r.l. In October 2010, New Valley, through its NV Milan LLC subsidiary, acquired a 7.2% interest in Sesto Holdings S.r.l. for $5,000. Sesto holds an 80% interest in an entity that has purchased a land plot of approximately 322 acres in Milan, Italy. Sesto intends to develop the land plot as a multi-parcel, multi-building mixed use urban regeneration project.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
8.	INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of September 30, 2010
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$242,223	$242,223	$—	$—
Certificates of deposit	2,771	—	2,771	—
Bonds	4,078	4,078	—	—
Investment securities available for sale	72,120	67,549	4,571	—

Total	$321,192	$313,850	$7,342	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$140,280	$—	$—	$140,280

	Fair Value Measurements as of December 31, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$199,423	$199,423	$—	$—
Certificates of deposit	2,785	—	2,785	—
Bonds	3,128	3,128	—	—
Investment securities available for sale	51,742	38,706	13,036	—

Total	$257,078	$241,257	$15,821	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$153,016	$—	$—	$153,016

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The Company’s nonrecurring nonfinancial assets subject to fair value measurements are as follows:

		Fair Value Measurements as of September 30, 2009 Using:
			Quoted
	Nine		Prices in
	Months Ended		Active	Significant
	September 30,		Markets	Other	Significant
	2009		for	Observable	Unobservable
	Impairment		Identical Assets	Inputs	Inputs
Description	Charge	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in real estate	$5,000	$12,204	$—	$—	$12,204
Investment in non- consolidated real estate businesses	3,500	1,248	—	—	1,248

Total	$8,500	$13,452	$—	$—	$13,452

The Company estimated the fair value of its investment in Escena and non-consolidated real estate using observable inputs such as market pricing based on recent events, however, significant judgment was required to select certain inputs from observed market data. The decrease in Escena and the non-consolidated real estate were attributed to the decline in the New York and California real estate markets due to various factors including downward pressure on housing prices, the impact of the contraction in the subprime and mortgage markets generally and a large inventory of unsold homes at the same time that sales volumes were decreasing.
9.	SEGMENT INFORMATION
As a result of the suspension of the marketing of low nicotine and nicotine-free cigarette products by Vector Tobacco and significant reductions in Vector Tobacco’s related research activities, the Company reevaluated its operating segments and combined the Liggett and Vector Tobacco businesses into a single Tobacco segment. The Company’s significant business segments for the three and nine months ended September 30, 2010 and 2009, respectively, were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes and the research related to reduced risk products. The Real Estate segment includes the Company’s investment in Escena and investments in non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Prior period segment information has been recast to conform to the current presentation.

Financial information for the Company’s operations before taxes for the three and nine months ended September 30, 2010 and 2009, respectively, follows:

			Real	Corporate
	Tobacco		Estate	and Other	Total

Three months ended September 30, 2010
Revenues	$295,124		—	—	$295,124
Operating income (loss)	35,531	(1)	(682)	(4,973)	29,876
Depreciation and amortization	2,062		76	578	2,716
Equity income from non-consolidated real estate businesses	—		7,060	—	7,060

Three months ended September 30, 2009
Revenues	$236,736		—	—	$236,736
Operating income (loss)	41,642		(194)	(4,476)	36,972
Depreciation and amortization	1,991		25	634	2,650
Equity income from non-consolidated real estate businesses	—		4,712	—	4,712

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

			Real	Corporate
	Tobacco		Estate	and Other	Total

Nine months ended September 30, 2010
Revenues	$785,671		—	—	$785,671
Operating income (loss)	96,490	(2)	(564)	(13,955)	81,971
Equity income from non-consolidated real estate businesses	—		18,838	—	18,838
Depreciation and amortization	6,254		220	1,737	8,211
Capital expenditures	15,319		384	27	15,730

Nine months ended September 30, 2009
Revenues	$564,746		—	—	$564,746
Operating income (loss)	119,215	(3)	(194)	(12,042)	106,979
Equity income from non-consolidated real estate businesses	—		5,528	—	5,528
Depreciation and amortization	6,002		25	1,741	7,768
Capital expenditures	2,129		876	—	3,005

(1)	Operating income includes a $3,000 non-recurring settlement charge.

(2)	Operating income includes litigation judgment expense of $14,361 and a $3,000 non-recurring settlement charge.

(3)	Operating income includes a gain of $5,000 on the Philip Morris brand transaction completed February 2009 and restructuring costs of $1,000.
10.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$248,339	$9,541	$684	$—	$258,564
Investment securities available for sale	72,120	—	—	—	72,120
Accounts receivable — trade	—	5,974	1	—	5,975
Intercompany receivables	—	—	—	—	—
Inventories	—	101,724	—	—	101,724
Deferred income taxes	21,075	3,074	—	—	24,149
Income taxes receivable	31,603	—	—	(31,603)	—
Restricted assets	—	4,328	435	—	4,763
Other current assets	797	3,015	82	—	3,894

Total current assets	373,934	127,656	1,202	(31,603)	471,189

Property, plant and equipment, net	607	49,620	—	—	50,227
Investment in Escena, net	—	—	13,407	—	13,407
Long-term investments accounted for at cost	45,134	—	899	—	46,033
Long-term investments accounted for under the equity method	10,481	—	—	—	10,481
Investments in non-consolidated real estate businesses	—	—	57,514	—	57,514
Investment in townhomes	—	—	16,275	—	16,275
Investments in consolidated subsidiaries	220,564	—	—	(220,564)	—
Restricted assets	2,671	1,780	—	—	4,451
Deferred income taxes	24,798	105,135	13,313	(103,619)	39,627
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	9,723	—	—	9,723
Other assets	15,441	14,625	2,500	—	32,566

Total assets	$693,630	$416,050	$105,110	$(355,786)	$859,004

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$10,566	$6,567	$121	$—	$17,254
Fair value of derivatives embedded within convertible debt	769	—	—	—	769
Current portion of employee benefits	—	1,029	—	—	1,029
Accounts payable	705	8,539	2,614	—	11,858
Intercompany payables	—	—	—	—	—
Accrued promotional expenses	—	14,311	—	—	14,311
Income taxes payable, net	—	4,243	41,712	(31,603)	14,352
Accrued excise and payroll taxes payable, net	—	4,850	—	—	4,850
Settlement accruals	—	106,177	—	—	106,177
Deferred income taxes	30,982	1,975	—	—	32,957
Accrued interest	8,021	—	—	—	8,021
Other current liabilities	5,477	8,050	778	—	14,305

Total current liabilities	56,520	155,741	45,225	(31,603)	225,883
Notes payable, long-term debt and other obligations, less current portion	390,253	19,959	389	—	410,601
Fair value of derivatives embedded within convertible debt	139,511	—	—	—	139,511
Non-current employee benefits	14,386	21,197	—	—	35,583
Deferred income taxes	130,430	25,513	340	(103,619)	52,664
Other liabilities	226	31,763	469	—	32,458

Total liabilities	731,326	254,173	46,423	(135,222)	896,700

Commitments and contingencies	—	—	—	—	—

Stockholders’ deficiency	(37,696)	161,877	58,687	(220,564)	(37,696)

Total liabilities and stockholders’ deficiency	$693,630	$416,050	$105,110	$(355,786)	$859,004

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$204,133	$5,004	$317	$—	$209,454
Investment securities available for sale	51,743	—	—	—	51,743
Accounts receivable — trade	—	8,089	9	—	8,098
Intercompany receivables	—	43	—	(43)	—
Inventories	—	98,485	1	—	98,486
Deferred income taxes	11,240	2,914	—	—	14,154
Income taxes receivable	—	26,086	—	(26,086)	—
Restricted assets	—	3,138	—	—	3,138
Other current assets	497	3,512	126	—	4,135

Total current assets	267,613	147,271	453	(26,129)	389,208
Property, plant and equipment, net	623	42,363	—	—	42,986
Investment in Escena, net	—	—	13,244	—	13,244
Long-term investments accounted for at cost	49,486	—	837	—	50,323
Investments in non-consolidated real estate businesses	—	—	49,566	—	49,566
Investments in consolidated subsidiaries	282,010	—	—	(282,010)	—
Restricted assets	2,685	2,150	—	—	4,835
Deferred income taxes	28,729	94,088	9,667	(92,646)	39,838
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	8,994	—	—	8,994
Other assets	14,942	14,095	—	—	29,037

Total assets	$646,088	$416,472	$73,767	$(400,785)	$735,542

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$21,773	$116	$—	$21,889
Current portion of employee benefits	—	1,029	—	—	1,029
Accounts payable	1,490	2,763	102	—	4,355
Intercompany payables	43	—	—	(43)	—
Accrued promotional expenses	—	12,745	—	—	12,745
Income taxes payable, net	14,472	547	30,991	(26,086)	19,924
Accrued excise and payroll taxes payable, net	—	24,088	5	—	24,093
Settlement accruals	—	18,803	—	—	18,803
Deferred income taxes	14,992	2,262	—	—	17,254
Accrued interest	13,840	—	—	—	13,840
Other current liabilities	6,039	8,427	610	—	15,076

Total current liabilities	50,876	92,437	31,824	(26,129)	149,008
Notes payable, long-term debt and other obligations, less current portion	319,588	14,853	479	—	334,920
Fair value of derivatives embedded within convertible debt	153,016	—	—	—	153,016
Non-current employee benefits	13,301	20,946	—	—	34,247
Deferred income taxes	113,667	24,040	59	(92,646)	45,120
Other liabilities	322	22,763	828	—	23,913

Total liabilities	650,770	175,039	33,190	(118,775)	740,224

Commitments and contingencies	—	—	—	—	—

Stockholders’ deficiency	(4,682)	241,433	40,577	(282,010)	(4,682)

Total liabilities and stockholders’ deficiency	$646,088	$416,472	$73,767	$(400,785)	$735,542

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Revenues	$—	$295,124	$—	$—	$295,124
Expenses:
Cost of goods sold	—	239,160	—	—	239,160
Operating, selling, administrative and general expenses	5,579	19,792	717	—	26,088
Management fee expense	—	2,130	—	(2,130)	—

Operating (loss) income	(5,579)	34,042	(717)	2,130	29,876
Other income (expenses):
Interest expense	(21,297)	(204)	(10)	—	(21,511)
Changes in fair value of derivatives embedded within convertible debt	1,660	—	—	—	1,660
Equity income on non-consolidated real estate businesses	—	—	7,060	—	7,060
Gain on investment securities available for sale	708	—	—	—	708
Equity income in consolidated subsidiaries	22,243	—	—	(22,243)	—
Management fee income	2,130	—	—	(2,130)	—
Other, net	(268)	11	—	—	(257)

Income before provision for income taxes	(403)	33,849	6,333	(22,243)	17,536
Income tax (expense) benefit	11,310	(15,368)	(2,571)	—	(6,629)

Net income	$10,907	$18,481	$3,762	$(22,243)	$10,907

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Revenues	$—	$236,736	$—	$—	$236,736
Expenses:
Cost of goods sold	—	177,798	—	—	177,798
Operating, selling, administrative and general expenses	4,944	16,756	266	—	21,966
Management fee expense	—	2,055	—	(2,055)	—

Operating income (loss)	(4,944)	40,127	(266)	2,055	36,972
Other income (expenses):
Interest expense	(16,465)	(332)	(11)	—	(16,808)
Changes in fair value of derivatives embedded within convertible debt	(6,054)	—	—	—	(6,054)
Equity income on non-consolidated real estate businesses	—	—	4,712	—	4,712
Equity income in consolidated subsidiaries	33,308	—	—	(33,308)	—
Management fee income	2,055	—	—	(2,055)	—
Other, net	43	8	—	—	51

Income (loss) before provision for income taxes	7,943	39,803	4,435	(33,308)	18,873
Income tax benefit (expense)	8,276	(9,238)	(1,692)	—	(2,654)

Net income (loss)	$16,219	$30,565	$2,743	$(33,308)	$16,219

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine months ended September 30, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Revenues	$—	$785,671	$—	$—	$785,671
Expenses:
Cost of goods sold	—	620,065	—	—	620,065
Operating, selling, administrative and general expenses	16,713	51,871	690	—	69,274
Litigation judgment expense	—	14,361			14,361
Management fee expense	—	6,391	—	(6,391)	—

Operating (loss) income	(16,713)	92,983	(690)	6,391	81,971
Other income (expenses):
Interest expense	(60,412)	(642)	(32)	—	(61,086)
Changes in fair value of derivatives embedded within convertible debt	12,735	—	—	—	12,735
Equity income on non-consolidated real estate businesses	—	—	18,838	—	18,838
Gain on investment securities available for sale	11,819	—	—	—	11,819
Equity income in consolidated subsidiaries	83,164	—	—	(83,164)	—
Management fee income	6,391	—	—	(6,391)	—
Other, net	2,694	27	—	—	2,721

Income before provision for income taxes	39,678	92,368	18,116	(83,164)	66,998
Income tax (expense) benefit	2,390	(19,965)	(7,355)	—	(24,930)

Net income	$42,068	$72,403	$10,761	$(83,164)	$42,068

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Revenues	$—	$564,746	$—	$—	$564,746
Expenses:
Cost of goods sold	—	398,088	—	—	398,088
Operating, selling, administrative and general expenses	14,596	48,616	467	—	63,679
Gain on brand transaction	—	(5,000)	—	—	(5,000)
Restructuring charges	—	1,000	—	—	1,000
Management fee expense	—	6,167	—	(6,167)	—

Operating income (loss)	(14,596)	115,875	(467)	6,167	106,979
Other income (expenses):
Interest expense	(49,097)	(860)	(11)	—	(49,968)
Loss on extinguishment of debt	(18,444)	—	—	—	(18,444)
Changes in fair value of derivatives embedded within convertible debt	(25,845)	—	—	—	(25,845)
Impairment charges on investments	—	—	(8,500)	—	(8,500)
Equity income from non-consolidated real estate businesses	—	—	5,528	—	5,528
Equity income in consolidated subsidiaries	75,060	—	—	(75,060)	—
Management fee income	6,167	—	—	(6,167)	—
Other, net	180	97	—	—	277

Income (loss) before provision for income taxes	(26,575)	115,112	(3,450)	(75,060)	10,027
Income tax benefit (expense)	37,948	(38,013)	1,411	—	1,346

Net income (loss)	$11,373	$77,099	$(2,039)	$(75,060)	$11,373

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$73,763	$182,382	$(6,030)	$(149,052)	$101,063

Cash flows from investing activities:
Sale or maturity of investment securities	16,140	—	—	—	16,140
Purchase of investment securities	(9,394)	—	—	—	(9,394)
Proceeds from sale of or liquidation of long-term investments	1,106	—	—	—	1,106
Purchase of long-term investment	(5,000)	—	(62)	—	(5,062)
Investment in non- consolidated real estate businesses	—	—	(1,533)	—	(1,533)
Purchase of Aberdeen mortgages	(13,462)	—	—	—	(13,462)
Distributions from non-consolidated real estate businesses	—	—	3,539	—	3,539
Increase in cash surrender value of life insurance policies	(513)	(405)	—	—	(918)
Decrease (increase) in non-current restricted assets	449	370	(435)	—	384
Issuance of notes receivable	(720)	—	—	—	(720)
Investment in joint venture	—	—	(2,500)	—	(2,500)
Cash acquired in Aberdeen consolidation	—	—	473	—	473
Proceeds from sale of fixed assets	—	187	—	—	187
Investments in subsidiaries	(3,822)	—	—	3,822	—
Capital expenditures	(63)	(15,319)	(348)	—	(15,730)

Net cash (used in) provided by investing activities	(15,279)	(15,167)	(866)	3,822	(27,490)

Cash flows from financing activities:
Proceeds from debt issuance	75,000	14,373	—	—	89,373
Deferred financing costs	(2,582)	—	—	—	(2,582)
Repayments of debt	—	(7,090)	(85)	—	(7,175)
Borrowings under revolver	—	732,708	—	—	732,708
Repayments on revolver	—	(750,091)	—	—	(750,091)
Capital contributions received	—	3,822	—	(3,822)	—
Intercompany dividends paid	—	(156,400)	7,348	149,052	—
Dividends and distributions on common stock	(87,797)	—	—	—	(87,797)
Proceeds from exercise of Vector options and warrants	980	—	—	—	980
Tax benefits from exercise of Vector options and warrants	121	—	—	—	121

Net cash (used in) provided by financing activities	(14,278)	(162,678)	7,263	145,230	(24,463)

Net decrease in cash and cash equivalents	44,206	4,537	367	—	49,110
Cash and cash equivalents, beginning of period	204,133	5,004	317	—	209,454

Cash and cash equivalents, end of period	$248,339	$9,541	$684	$—	$258,564

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
     All of Liggett’s unit sales volume in 2009 and for the first nine months of 2010 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for more than a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
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
     In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT’s unit volume was 13.8% of Liggett’s unit volume for the nine months ended September 30, 2010 and 21.5% for the year ended December 31, 2009. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX’s unit volume was 19.9% of Liggett’s unit volume for the nine months ended September 30, 2010 and 27.9% for the year ended December 31, 2009. In April 2009, Liggett repositioned PYRAMID as a box-only brand in specific markets with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett’s family of brands with 39.3% of Liggett’s unit volume for the nine months ended September 30, 2010 and 14.6% for the year ended December 31, 2009.
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
     Enacted and proposed excise tax increases. Effective April 1, 2009, the federal cigarette excise tax was increased from $3.90 per carton ($0.39 per pack) to $10.07 per carton ($1.01 per pack). In 2009, 14 states and the District of Columbia enacted increases to state excise taxes and further increases in states’ excise taxes are expected. As of the financial statement issuance date, seven states had enacted increases to state excise taxes in 2010 and further increases in states’ excise taxes are expected.
     New Valley Oaktree Chelsea Eleven, LLC. Chelsea Eleven LLC sold three and 22 condominium units during the three and nine months ended September 30, 2010. As of November 4, 2010, 30 of the 54 units in the Chelsea Eleven LLC real estate development had been sold. As of September 30, 2010, Chelsea Eleven LLC had approximately $86,255 of total assets and $51,537 of total liabilities, excluding amounts owed to New Valley Oaktree Chelsea Eleven LLC (approximately $73,590 at September 30, 2010). Chelsea Eleven LLC retired its construction loan during the second quarter of 2010 from the proceeds of the sales of units. In addition, on July 1, 2010, Chelsea Eleven LLC borrowed $47,100, which is due on July 1, 2012, bearing interest at 14% per annum. The proceeds were used to retire Chelsea Eleven LLC’s then outstanding mezzanine debt (approximately $37,200) and other working capital purposes.
     Aberdeen Townhomes LLC. In January 2010 and August 2010, Aberdeen sold two of its four townhomes and the two respective mortgages of approximately $14,350 were retired. We received a preferred return distribution of approximately $971 in connection with the sales. In addition, Aberdeen received $375 in August 2010 from escrow on the January 2010 sale.

     In August 2010, we acquired the mortgage loans from Wachovia Bank, N.A. on the two remaining townhomes for approximately $13,500. In accordance with the accounting guidance as to variable interest entities, we reassessed the primary beneficiary status of the Aberdeen variable interest entity (“VIE”) and determined that, in August 2010, we became the primary beneficiary of this VIE because we obtained the power to direct activities which significantly impact the economic performance of the VIE; and since we now own the mortgages, we will absorb losses and returns of the VIE.
     We are the primary beneficiary of the VIE, and as a result, our condensed consolidated financial statements now include the account balances of Aberdeen Townhomes LLC as of September 30, 2010. We recognized a gain of $760 primarily resulting from the acquisition of mortgage loans in the third quarter of 2010.
     Fifty Third-Five Building LLC. In September 2010, New Valley, through its NV 955 LLC subsidiary, contributed $2,500 to a joint venture, Fifty Third-Five Building LLC, (“JV”), of which it owns 50%. The JV was formed for the purposes of acquiring a defaulted real estate loan, collateralized by real estate located in New York City. In October 2010, New Valley contributed an additional $15,500 to the JV and the JV acquired the defaulted loan for approximately $35,500.
     Sesto Holdings S.r.l. In October 2010, New Valley, through its NV Milan LLC subsidiary, acquired a 7.2% interest in Sesto Holdings S.r.l. for $5,000. Sesto holds an 80% interest in an entity that has purchased a land plot of approximately 322 acres in Milan, Italy. Sesto intends to develop the land plot as a multi-parcel, multi-building mixed use urban regeneration project.
Recent Developments in Tobacco-Related Litigation
     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of September 30, 2010, there were approximately 7,050 individual suits (excluding approximately 100 individual cases pending in West Virginia state court as part of a consolidated action; Liggett has been severed from the trial of the consolidated action), seven purported class actions and four healthcare cost recovery actions pending in which Liggett or us, or both, were named as a defendant.
     Liggett Only Cases. There are currently six cases pending where Liggett is the only tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases. In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages of $1,200 as well as $96 in expenses, but found that the plaintiff was 40% at fault. Therefore, plaintiff’s award was reduced to $720 in compensatory damages. Punitive damages were not awarded. Liggett appealed the award. In September 2010, the court awarded plaintiff’s attorneys’ fees of $996. In Hausrath v. Philip Morris, a case pending in New York state court, where two individuals are suing, plaintiffs dismissed all defendants other than Liggett. There has been no recent activity in the case. In Blitch v. Liggett Group, an Engle progeny case, trial is scheduled for March 2011. The other three individual actions, in which Liggett is the only tobacco company defendant, are dormant. In Davis v. Liggett Group, another Liggett only case, judgment was entered against Liggett in the amount of $540 plus attorneys’ fees. The judgment was paid by Liggett and this matter is concluded.
     Engle Progeny Cases. In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and/or the Company have been named in approximately 7,031 Engle progeny cases in both state and federal courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases, although as the cases are activated, the plaintiffs often dismiss the case against one or more defendants. These cases include approximately 8,172 plaintiffs, approximately 3,862 of whom have claims pending in federal court and 4,970 in state court. Duplicate cases were filed in federal and state court on behalf of approximately 660 plaintiffs. The number of progeny cases will likely increase as the courts may require multi-plaintiff cases to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties. As of September 30, 2010, 38 alleged Engle progeny cases, where Liggett is currently named as a defendant, were scheduled for trial in 2010 and 2011. As of September 30, 2010, four adverse verdicts in Engle progeny cases have been entered against Liggett. These verdicts are on appeal or will be appealed. In June 2002, the jury in Lukacs v. R. J. Reynolds Tobacco Company, an individual case brought under the third phase of the Engle case, awarded $37,500, (subsequently reduced by the court to $24,835) of compensatory damages, plus interest, jointly and severally, against Liggett and two other cigarette manufacturers and found Liggett 50% responsible for the damages. In November 2008, the court entered final judgment. On March 17, 2010, the Third District Court of Appeal affirmed the decision, per curiam. In June 2010, Liggett paid its share of the judgment and settled claims for attorneys’ fees and accrued interest for a total payment of approximately $14,361. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
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
     As a result of the suspension of the marketing of low nicotine and nicotine-free cigarette products by Vector Tobacco and significant reductions in Vector Tobacco’s related research activities, we reevaluated our operating segments and combined the Liggett and Vector Tobacco businesses into a single Tobacco segment. For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three and nine months ended September 30, 2010 and 2009 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes and the research related to reduced risk products. The Real Estate segment includes our investment in Escena and investments in non-consolidated real estate businesses. Prior period segment information has been recast to conform to the current presentation.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues:
Tobacco	$295,124	$236,736	$785,671	$564,746

Operating income:
Tobacco	$35,531 (1)	$41,642	$96,490 (2)	$119,215 (3)
Real Estate	(682)	(194)	(564)	(194)
Corporate and other	(4,973)	(4,476)	(13,955)	(12,042)

Total operating income	$29,876	$36,972	$81,971	$106,979

(1)	Operating income includes a non-recurring settlement charge of $3,000.

(2)	Operating income includes litigation judgment expense of $14,361 and a non-recurring settlement charge of $3,000.

(3)	Operating income includes a gain of $5,000 on the Philip Morris brand transaction completed February 2009 and restructuring costs of $1,000.
Three Months Ended September 30, 2010 Compared to Three Months ended September 30, 2009
     Revenues. All of our revenues were from the Tobacco segment for the third quarter of 2010 and 2009. Liggett increased the list price of LIGGETT SELECT and EVE by $0.90 per carton in February 2009 and an additional $7.10 per carton in March 2009. Liggett increased the list price of GRAND PRIX by $7.20 per carton in March 2009. In June 2009, Liggett increased the list price of all brands by $0.10 per carton in conjunction with the user fees imposed by the passage of the bill granting the FDA jurisdiction over tobacco. Liggett increased the list price of LIGGETT SELECT, EVE, and GRAND PRIX by $0.60 per carton in January 2010, an additional $0.65 per carton in May 2010, and an additional $0.75 per carton in October 2010.
     All of our sales for the third quarter of 2010 and 2009 were in the discount category. For the three months ended September 30, 2010, revenues were $295,124 compared to $236,736 for the three months ended September 30, 2009. Revenues increased by 24.7% ($58,388) due to a favorable volume variance of $47,223 (approximately 611.4 million units or a 25.7% increase in unit volume) primarily related to PYRAMID, a favorable price variance of $10,575 and a favorable mix variance of $598.
     Tobacco gross profit. Tobacco gross profit was $55,963 for the three months ended September 30, 2010 compared to $58,937 for the three months ended September 30, 2009. This represented a decrease of $2,976 (5.0%) when compared to the same period in 2009. This decrease was due primarily to the sales mix. As a percent of revenues (excluding federal excise taxes), Tobacco gross profit decreased to 38.7% for the three months ended September 30, 2010 compared to gross profit of 50.3% for the three months ended September 30, 2009, which was due primarily to sales mix and an increase in MSA expense due to growth in market share.
     Expenses. Operating, selling, general and administrative expenses were $26,088 for the three months ended September 30, 2010 compared to $21,966 for the same period last year, an increase of $4,122 (18.8%). Tobacco expenses were $20,432 for the three months ended September 30, 2010 compared to $17,295 for the same period in the prior year. Tobacco product liability legal expenses and other litigation costs were $4,691 and $1,325 for the three months ended September 30, 2010 and 2009, respectively. Expenses at the corporate segment increased from $4,476 to $4,974 due to increased expenses for the Supplemental Retirement Plan and professional fees in 2010.

     Operating income. Operating income was $29,876 for the three months ended September 30, 2010 compared to $36,972 for the same period last year, a decrease of $7,096 (19.2%). Tobacco segment operating income decreased from $41,642 for the three months ended September 30, 2009 to $35,531 for the same period in 2010 primarily due to the decreased margins on higher volume brands in 2010. The real estate segment operating loss of $682 in 2010 related primarily to Escena’s operations. The operating loss at the corporate segment was $4,973 for the three months ended September 30, 2010 compared to $4,476 for the same period last year, an increase of $497.
     Other expenses. Other expenses were $12,340 for the three months ended September 30, 2010 compared to $18,099 for the same period last year. For the three months ended September 30, 2010, other expenses primarily consisted of interest expense of $21,511 and an equity loss on a long-term investment of $436 offset by equity income on non-consolidated real estate businesses of $7,060, income of $1,660 for changes in fair value of derivatives embedded within convertible debt, a realized gain on investments held for sale of $708 and interest and other income of $179. For the three months ended September 30, 2009, other expenses primarily consisted of interest expense of $16,808 and loss of $6,054 for changes in fair value of derivatives embedded within convertible debt offset by equity income of $4,712 on non-consolidated real estate businesses and other income of $51.
     The fair value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The income of $1,660 from the embedded derivatives for the three months ended September 30, 2010 was primarily the result of increasing spreads between corporate convertible debt and risk free investments offset by interest payments during the period. The loss of $6,054 for the three month months ended September 30, 2009, was primarily the result of declining spreads between corporate convertible debt and risk free investments offset by interest payments during the period.
     Income before income taxes. Income before income taxes for the three months ended September 30, 2010 was $17,536 compared to $18,873 for the same period ended September 30, 2009.
     Income tax provision. The income tax provision was $6,629 for the three months ended September 30, 2010 compared to $2,654 for the same period ended September 30, 2009. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with guidance on accounting for income taxes on interim periods. In addition, we recorded a benefit of $6,166 for the three months ended September 30, 2009 resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The net deferred tax asset has been recognized for state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.
Nine months ended September 30, 2010 Compared to Nine months ended September 30, 2009
     Revenues. All of our revenues were from the Tobacco segment for the first nine months of 2010 and 2009. Liggett increased the list price of LIGGETT SELECT and EVE by $0.90 per carton in February 2009 and an additional $7.10 per carton in March 2009. Liggett increased the list price of GRAND PRIX by $7.20 per carton in March 2009. In June 2009, Liggett increased the list price of all brands by $0.10 per carton in conjunction with the user fees imposed by the passage of the bill granting the FDA jurisdiction over tobacco. Liggett increased the list price of LIGGETT

SELECT, EVE, and GRAND PRIX by $0.60 per carton in January 2010, an additional $0.65 per carton in May 2010, and an additional $0.75 per carton in October 2010.
     All of our sales were in the discount category for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, revenues were $785,671 compared to $564,746 for the nine months ended September 30, 2009. Revenues increased by 39.1% ($220,925) due to a favorable price variance of $80,620, primarily related to increases in price of LIGGETT SELECT and GRAND PRIX (primarily associated with the increase in federal excise taxes on cigarettes) and a favorable sales variance of $141,109 (approximately 1,723.9 million units or a 28.0% increase in unit volume) offset by an unfavorable mix variance of $802.
     Tobacco gross profit. Tobacco gross profit was $165,607 for the nine months ended September 30, 2010 compared to $166,658 for the nine months ended September 30, 2009. The $1,051 (0.6%) decrease was primarily due to the sales mix. As a percent of revenues (excluding federal excise taxes), Tobacco gross profit decreased to 42.6% for the nine months ended September 30, 2010 compared to gross profit of 54.1% for the nine months ended September 30, 2009 due to the sales mix and an increase in MSA expense due to growth in market share offset by increased sales prices in 2010.
     Expenses. Operating, selling, general and administrative expenses were $69,274 for the nine months ended September 30, 2010 compared to $63,679 for the same period last year, an increase of $5,595 (8.8%). Tobacco expenses, not including the $14,361 litigation judgment expense, were $54,756 for the nine months ended September 30, 2010 compared to $51,443 for the same period in the prior year, an increase of $3,313 (6.4%) which was primarily the result of an increase in legal expenses, selling, promotion and freight costs associated with increased unit sales in 2010 offset by a decrease of pension expense of approximately $1,500 and a decrease in research expenses of approximately $800. Tobacco product liability legal expenses and other litigation costs were $8,057 and $4,285 for the nine months ended September 30, 2010 and 2009, respectively. In addition, we recorded $14,361 of expense associated with a litigation judgment paid in June 2010. The real estate segment operating loss of $564 in 2010 related primarily to Escena’s operations. Expenses at the corporate segment increased from $12,042 to $13,954 due primarily to higher expenses associated with our Supplemental Retirement Plan and professional fees in 2010.
     Operating income. Operating income was $81,971 for the nine months ended September 30, 2010 compared to $106,979 for the same period last year, a decrease of $25,008 (23.4%). Tobacco segment operating income decreased from $119,215 for the nine months ended September 30, 2009 to $96,490 for the same period in 2010 primarily due to the $14,361 litigation judgment expense recorded in June 2010, the absence of a gain recorded in 2009 of $5,000 from the Philip Morris brands transaction in 2010 and decreased margins on higher volume brands in 2010. The real estate segment’s operating loss of $564 in the 2010 nine month period related primarily to Escena’s operations. The operating loss at the corporate segment was $13,955 for the nine months ended September 30, 2010 compared to $12,042 for the same period last year, an increase of $1,913.
     Other expenses. Other expenses were $14,973 for the nine months ended September 30, 2010 compared to $96,952 for the same period last year. For the nine months ended September 30, 2010, other expenses primarily consisted of interest expense of $61,086 offset by other income of $12,735 for changes in fair value of derivatives embedded within convertible debt, a realized gain on investments held for sale of $11,819, equity income on non-consolidated real estate businesses of $18,838, equity income on a long-term investment of $2,334 and interest and other income of $387. For the nine months ended September 30, 2009, other expenses primarily consisted of interest expense of $49,968, a loss on the extinguishment of the 5% Notes of $18,444, a loss of $25,845 for changes in fair value of derivatives embedded within convertible debt, a loss of $8,500 associated with a decline in value in the Escena mortgage receivable of $5,000 and the Aberdeen real estate investment of $3,500, offset by equity income of $5,528 on non-consolidated real estate businesses and interest income of $277.

     The fair value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The income of $12,735 from the embedded derivative for the nine months ended September 30, 2010 was primarily the result of increasing spreads between corporate convertible debt and risk free investments offset by interest payments during the period. The loss of $25,845 for the nine months ended September 30, 2009, was primarily the result of declining spreads between corporate convertible debt and risk free investments offset by interest payments during the period.
     Income before income taxes. Income before income taxes for the nine months ended September 30, 2010 was $66,998 compared to $10,027 for the nine months ended September 30, 2009.
     Income tax provision (benefit). The income tax provision was $24,930 for the nine months ended September 30, 2010 compared to a benefit of $1,346 for the nine months ended September 30, 2009. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with guidance on accounting for income taxes on interim periods. We recorded a benefit of approximately $500 and $6,166 for the nine months ended September 30, 2010 and 2009, respectively, resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The net deferred tax asset has been recognized for state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.
Liquidity and Capital Resources
     Net cash and cash equivalents increased $49,110 and $26,363 for the nine months ended September 30, 2010 and 2009, respectively.
     Net cash provided from operations was $101,063 and $9,334 for the nine months ended September 30, 2010 and 2009, respectively. The difference between the two periods related primarily to lower income tax payments in the 2010 period due to higher taxable income in the 2009 period as a result of the Philip Morris brands transaction, the payment to the Executive Chairman upon his retirement in accordance with the our Supplemental Retirement Plan and increased settlement accruals under the Master Settlement Agreement in 2010 compared to the 2009 period. We accrue liabilities under the Master Settlement Agreement when a sale is consummated; however, the payments under the Master Settlement Agreement are generally not made until the December in the year of the sale or the April after the year of sale. The difference was offset by the absence of the $5,000 payment received on the Philip Morris brands transaction in 2009 and the litigation judgment payment made in 2010.
     Cash used in investing activities was $27,490 and $7,738 for the nine months ended September 30, 2010 and 2009, respectively. In the first nine months of 2010, cash was used for the purchase of investment securities of $9,394, long-term investments of $5,062, purchase of Aberdeen mortgages of $13,462, investments in non-consolidated real estate business of $1,533, an increase in cash surrender value of life insurance policies of $918, the issuance of notes receivable of $720, an investment in a joint venture of $2,500, and capital expenditures of $15,730 offset by the proceeds from the sale or maturity of investment securities of $16,140, proceeds from the sale or liquidation of long-term investments of $1,106, distributions from non-consolidated real estate businesses of $3,539, a decrease in non-current restricted assets of $384, cash acquired in Aberdeen consolidation of $473, and proceeds from the sale of fixed assets of $187. In the first nine months of 2009, cash was used for the purchase of investment securities of $12,300, capital expenditures of $3,005, an increase in cash surrender value of corporate-owned life insurance policies of $839, an investment in non-consolidated real estate assets of $467, a purchase of long-term investments of $51, offset by distributions from non-consolidated real estate businesses of $5,548, proceeds from the liquidation of long-term investments of $1,407 and a decrease in restricted assets of $1,969.
     Cash used in financing activities of $24,463 for the nine months ended September 30, 2010 compared cash provided from financing activities of $24,767 for the nine months ended September 30, 2009. In the first nine months of 2010, cash was used for distributions on common stock of $87,797, net repayments under the revolver of $17,383, repayments of debt of $7,175 and deferred finance charges of $2,582 offset by the proceeds of debt issuance of $89,373, proceeds from the exercise of Vector options of $980 and excess of tax benefit of options exercised of $121. In the first nine months of 2009, cash was primarily used for distributions on common stock of $87,451 and repayments of debt of $4,516, offset by net borrowings of debt under the revolver of $3,817 and deferred financing charges on debt issuance of $5,573, offset by the proceeds from the issuance of debt of $118,782, excess tax benefit of options exercised of $6,944 and the exercise of options of $398.
     Liggett. Between March and September 2010, in connection with the purchase of equipment, Liggett entered into six financing agreements for a total of $7,961, payable in 60 installments totaling $154. The weighted average interest rate is 5.94% per annum and the interest rate on the various notes ranges between 5.84% and 6.13% per annum. In May 2010, Liggett purchased equipment for $2,467 through an additional financing agreement, payable in 30 installments of $27 and then a final installment of $1,880. Interest is calculated at 2.59% per annum. In August 2010, Liggett also refinanced $3,575 of debt related to previous equipment purchases. The refinanced debt has an interest rate of 5.95% and is payable in 36 installments totaling $109. Each of these equipment loans is collateralized by the purchased equipment.
      The majority of these equipment purchases are due to Liggett’s increased unit volume sales plus an increasing proportion of sales in box style packaging versus soft pack. Liggett’s management expects capital expenditures of approximately $10,000 in the fourth quarter of 2010 and another $10,000 in 2011, of which the majority will be financed on terms similar to previous 2010 financing arrangements.
     Liggett has a $50,000 credit facility with Wachovia Bank, N.A. none of which was outstanding at September 30, 2010. Availability as determined under the facility was approximately $36,000 based on eligible collateral at September 30, 2010. The facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the facility, on a trailing twelve-month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The covenants also require that annual capital expenditures, as defined under the facility, (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year except 2010, where Liggett is permitted capital expenditures up to $33,000. At September 30, 2010, management believed that Liggett was in compliance with all covenants under the credit facility, as amended, as of August 31, 2010. Liggett’s EBITDA, as defined, were approximately $126,400 for the twelve months ended September 30, 2010.
     In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $24,835 of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. Liggett paid $14,361 as its share of the damages award and to settle plaintiff’s claim for interest and attorneys’ fees. Accordingly, the case is now concluded. To date, four other adverse verdicts have been entered in Engle progeny cases against Liggett in the total amount of approximately $5,872. It is possible that additional cases could be decided unfavorably. There are approximately 7,031 Engle progeny cases, in state and federal courts in Florida, where Liggett (and other cigarette manufacturers) and us, were named as defendants. Approximately 38 cases are currently scheduled for trial in 2010 and 2011. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 5 to our consolidated financial statements and “Legislation and Regulation” below for a description of legislation, regulation and litigation.
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

	Indenture	September 30,	December 31,
Covenant	Requirement	2010	2009

Consolidated EBITDA, as defined	$50,000	$184,702	$174,158
Leverage ratio, as defined	<3.0 to 1	0.1 to 1	0.3 to 1
Secured leverage ratio, as defined	<1.5 to 1	Negative	Negative
     We and our subsidiaries have significant indebtedness and debt service obligations. At September 30, 2010, we and our subsidiaries had total outstanding indebtedness (including the embedded derivative liabilities related to our convertible notes) of approximately $592,530. We must redeem $11,000 of our 3.875% Variable Interest Senior Convertible Debentures by June 15, 2011, and we are required to offer to repurchase $99,000 of the debentures on June 15, 2012. Approximately $157,530 of our 6.75% convertible debt matures in 2014 and $325,000 of our 11% senior secured notes matures in 2015. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
     We believe that our cigarette operations are positive cash flow generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
     In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $259,000, investment securities available for sale of approximately $72,000, long-term investments with an estimated value of approximately $79,500 and availability under Liggett’s credit facility of approximately $36,000 at September 30, 2010. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
     As of September 30, 2010, approximately $12,600 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of September 30, 2010, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $126.
     In addition, as of September 30, 2010, approximately $79,380 ($267,530 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance.
     Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $5,400 with approximately $397 resulting from the embedded derivative associated with our 6.75% Note due 2014, $752 resulting from the embedded derivative associated with our 6.75% exchange notes due 2014, and the remaining $4,251 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $6,750 per year.
     We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in yield of our debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes our future dividend payments and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers items, including current and future dividends and the volatility of our stock price. The range of estimated fair market values of our embedded derivatives was between $143,129 and $137,537. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $140,280 as of September 30, 2010. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
     We held investment securities available for sale totaling $72,120 at September 30, 2010, which includes 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. carried at $14,169.
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
     The law also requires establishment, within the FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee (“TPSAC”) to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products, including:
•	a recommendation on modified risk applications;

•	a recommendation on the effects of tobacco product nicotine yield alteration and whether there is a threshold level below which nicotine yields do not produce dependence;

•	a report on the public health impact of the use of menthol in cigarettes; and

•	a report on the public health impact of dissolvable tobacco products.
     The TPSAC has initiated its review of the use of menthol in cigarettes, holding meetings in March, July and October 2010 to discuss the impact of the use of menthol in cigarettes on the public health. A subcommittee of the TPSAC has held several meetings on this topic and provided the full TPSAC with its recommendations and a draft initial list of harmful and potentially harmful tobacco constituents, which the TPSAC adopted. The TPSAC is expected to issue a report and recommendations on this topic to FDA in March 2011.
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
     The law also imposes significant new restrictions on the advertising and promotion of tobacco products. For example, as required under the law, the FDA has finalized certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). Subject to limitations imposed by a federal injunction (discussed below), these regulations took effect on June 22, 2010. As written, these regulations significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color and graphics in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events, and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for nontobacco products.

     In August 2009, several cigarette manufacturers filed a federal lawsuit against FDA challenging the constitutionality of a number of the restrictions imposed by these regulations, including the ban on color and graphics, limits on the right to make truthful statements regarding modified risk tobacco products, restrictions on the placement of outdoor advertising, and a ban on the distribution of product samples. On January 4, 2010, a federal judge ruled that the regulations’ ban on the use of color and graphics in certain tobacco product advertising was unconstitutional and prohibited FDA from enforcing that ban. The judge, however, let stand numerous other advertising and promotion restrictions. In March, 2010, both parties appealed this decision. We cannot predict the future course or outcome of this lawsuit. In May, 2010, FDA issued a guidance document indicating that it intends to exercise its enforcement discretion and not commence enforcement actions based upon these provisions during the pendency of the litigation.
     In April 2010, a number of cigarette manufacturers filed a federal lawsuit against FDA challenging the restrictions on trade or brand names based upon First Amendment and other grounds. We cannot predict the future course or outcome of this litigation. In May 2010, FDA issued a guidance document indicating that FDA is aware of concerns regarding the trade and brand name restrictions and is considering what changes, if any, would be appropriate to address those concerns. FDA also indicated that while the agency is considering those issues, it intends to exercise its enforcement discretion and not commence trade or brand name enforcement actions for the duration of its consideration where: (1) The trade or brand name of the cigarettes or smokeless tobacco product was registered, or the product was marketed, in the United States on or before June 22, 2009; or (2) The first marketing or registration in the United States of the tobacco product occurs before the first marketing or registration in the United States of the non-tobacco product bearing the same name; provided, however, that the tobacco and non-tobacco product are not owned, manufactured, or distributed by the same, related, or affiliated entities (including as a licensee).
     Separately, the law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold through non-face-to-face transactions.
     The FDA has been acting quickly to implement the law and will continue to implement various provisions over time. Liggett and Vector Tobacco have been monitoring FDA tobacco initiatives and have made various regulatory submissions to the FDA in order to comply with new requirements.
     It is likely that the new tobacco law could result in a decrease in cigarette sales in the United States, including sales of Liggett’s and Vector Tobacco’s brands. Total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the new tobacco law. Costs, however, could be substantial and could have a material adverse effect on the companies’ financial condition, results of operations, and cash flows. In addition, the FDA has a number of investigatory and enforcement tools available to it. We are aware, for example, that the FDA has already requested company-specific information from competitors. FDA has also initiated a program to award contracts to states to assist with compliance and enforcement activities. Failure to comply with the new tobacco law and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on the business, financial condition and results of operation of both Liggett and Vector Tobacco. At present, we are not able to predict whether the new tobacco law will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry, thus affecting its competitive position.
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
     In November 2008, the Federal Trade Commission (“FTC”) rescinded guidance it issued in 1966 that generally permitted statements concerning cigarette “tar” and nicotine yields if they were based on the Cambridge Filter Method, sometimes called the FTC method. In its rescission notice, the FTC also indicated that advertisers should no longer use terms suggesting the FTC’s endorsement or approval of any specific test method, including terms such as “per FTC Method” or other phrases that state or imply FTC endorsement or approval of the Cambridge Filter Method or other machine-based methods for measuring cigarette “tar” or nicotine yields. Also in its rescission notice, the FTC indicated that cigarette descriptors such as “light” and “ultra light” have not been defined by the FTC, nor has the FTC provided any guidance or authorization for their use. The FTC indicated that to the extent descriptors are used in a manner that convey an overall impression that is false, misleading, or unsubstantiated, such use could be actionable. The FTC further indicated that companies must ensure that any continued use of descriptors does not convey an erroneous or unsubstantiated message that a particular cigarette presents a reduced risk of harm or is otherwise likely to mislead consumers. In response to the FTC’s action, we have removed all reference to “tar” and nicotine testing from our point-of-sale advertising. In addition, the new tobacco law imposes a ban — which took effect in June 2010 — on the use of “light”, “mild”, “low” or similar descriptors on tobacco product labels and in labeling or advertising. To the extent descriptors are no longer used to market or promote our cigarettes, this may have a material adverse effect on us.
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

Date: November 4, 2010