Form 10-K
period 2010-12-31
VECTOR GROUP LTD
filed 2011-02-25
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☐  Yes  ☑ No

The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2010 was approximately $649 million.

At February 25, 2011, Vector Group Ltd. had 74,997,348 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

VECTOR GROUP LTD.
FORM 10-K

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	26
Item 4.	Reserved	26

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; Executive Officers of the Registrant	27
Item 6.	Selected Financial Data	30
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 8.	Financial Statements and Supplementary Data	53
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	53
Item 9A.	Controls and Procedures	54
Item 9B.	Other Information	54

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	54
Item 11.	Executive Compensation	54
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
Item 13.	Certain Relationships and Related Transactions, and Director Independence	55
Item 14.	Principal Accounting Fees and Services	55

PART IV
Item 15.	Exhibits and Financial Statement Schedules	55
SIGNATURES		60
EX-10.17
EX-21
EX-23.1
EX-23.2
EX-23.3
EX-23.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-99.3
EX-99.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1.	BUSINESS

Overview

Vector Group Ltd., a Delaware corporation, is a holding company and is principally engaged in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC (“Liggett”) and Vector Tobacco Inc. (“Vector Tobacco”) subsidiaries, and

•	the real estate business through our New Valley LLC subsidiary, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.

Financial information relating to our business segments can be found in Note 17 to our consolidated financial statements. Our significant business segments for the year ended December 31, 2010 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes the Company’s investment in Escena and investments in non-consolidated real estate businesses.

Strategy

Our strategy is to maximize stockholder value by increasing the profitability of our subsidiaries in the following ways:

Liggett and Vector Tobacco

•	Capitalize upon our tobacco subsidiaries’ cost advantage in the U.S. cigarette market due to the favorable treatment that they receive under the Master Settlement Agreement,

•	Focus marketing and selling efforts on the discount segment, continue to build volume and margin in core discount brands (PYRAMID, GRAND PRIX, LIGGETT SELECT and EVE) and utilize core brand equity to selectively build distribution,

•	Continue product development to provide the best quality products relative to other discount products in the marketplace,

•	Increase efficiency by developing and adopting an organizational structure to maximize profit potential,

•	Selectively expand the portfolio of private and control label partner brands utilizing a pricing strategy that offers long-term list price stability for customers,

•	Identify, develop and launch relevant new cigarette brands and other tobacco products to the market in the future,

•	Continue to conduct appropriate research relating to the development of cigarettes that materially reduce risk to smokers, and

•	Pursue strategic acquisitions of smaller tobacco manufacturers.

New Valley

•	Continue to grow Douglas Elliman Realty operations by utilizing its strong brand name recognition and pursuing strategic and financial opportunities,

•	Continue to leverage our expertise as direct investors by actively pursuing real estate investments in the United States and abroad which we believe will generate above-market returns,

•	Acquire operating companies through mergers, asset purchases, stock acquisitions or other means, and

•	Invest our excess funds opportunistically in situations that we believe can maximize stockholder value.

Tobacco Operations

General.  Liggett is the operating successor to Liggett & Myers Tobacco Company, which was founded in 1873. In April 2002, we acquired Medallion, a discount cigarette manufacturer selling product in the deep discount category, primarily under the USA brand name. Vector Tobacco merged into Medallion which then changed its name to Vector Tobacco Inc. In this report, certain references to “Liggett” refer to our tobacco operations, including the business of Liggett and Vector Tobacco, unless otherwise specified.

For the three months ended December 31, 2010, Liggett was the fourth-largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett’s manufacturing facilities are located in Mebane, North Carolina where it manufactures most of Vector Tobacco’s cigarettes pursuant to a contract manufacturing agreement. At the present time, Liggett and Vector Tobacco have no foreign operations.

Our tobacco subsidiaries manufacture and sell cigarettes in the United States. According to data from Management Science Associates, Inc., Liggett’s domestic shipments of approximately 10.7 billion cigarettes during 2010 accounted for 3.5% of the total cigarettes shipped in the United States during such year. Liggett’s market share increased 0.8% in 2010 from 2.7% in 2009. Market share in 2008 was 2.5%. Historically, Liggett produced premium cigarettes as well as discount cigarettes (which include among others, control label, private label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. In recent years, the discounting of premium cigarettes has become far more significant in the marketplace. This has led to some brands that were traditionally considered premium brands becoming more appropriately categorized as branded discount, following list price reductions. Liggett’s EVE brand falls into that category. All of Liggett’s unit sales volume in 2010, 2009 and 2008 were in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for more than a decade.

Liggett produces cigarettes in approximately 136 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	PYRAMID — the industry’s first deep discount product with a brand identity relaunched in the second quarter of 2009,

•	GRAND PRIX — re-launched as a national brand in 2005,

•	LIGGETT SELECT — a leading brand in the deep discount category,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category, and

•	USA and various Partner Brands and private label brands.

In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT, which was the largest seller in Liggett’s family of brands in 2007, comprised 30.1% in 2008, 21.5% in 2009 and 13.0% in 2010 of Liggett’s unit volume. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX was marketed as the “lowest price fighter” to specifically compete with brands which are priced at the lowest level of the deep discount segment. GRAND PRIX’s unit volume was 32.6% in 2008, 27.9% in 2009, and 18.5% in 2010. In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett’s family of brands with 42.6% of Liggett’s unit volume in 2010, 14.6% in 2009 and 0.6% in 2008. According to Management Science Associates, Liggett held a share of approximately 11.9% of the overall discount market segment for 2010 compared to 9.2% for 2009 and 2008.

Liggett Vector Brands Inc., which coordinates our tobacco subsidiaries’ sales and marketing efforts, along with certain support functions, has an agreement with Circle K Stores, Inc., which operates more than 3,500 convenience stores in the United States under the Circle K and Mac’s names, to supply MONTEGO, a deep discount brand, exclusively for the Circle K and Mac’s stores. The MONTEGO brand was the first to be offered under Liggett Vector Brands’ “Partner Brands” program which offers customers quality product with long-term price stability.

Liggett Vector Brands also has an agreement with Sunoco Inc., which operates approximately 700 Sunoco APlus branded convenience stores in the United States, to manufacture SILVER EAGLE. SILVER EAGLE, a deep discount brand, is exclusive to Sunoco and was the second brand to be offered under Liggett Vector Brands’ “Partner Brands” program. Liggett also manufactures BRONSON cigarettes as part of a multi-year “Partner Brands” agreement with QuikTrip, a convenience store chain with more than 500 stores headquartered in Tulsa, Oklahoma.

Under the Master Settlement Agreement reached in November 1998 with 46 states and various territories, the three largest cigarette manufacturers must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market. Additionally, Vector Tobacco has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. cigarette market. We believe our tobacco subsidiaries have a sustainable cost advantage over their competitors as a result of the settlement.

Liggett’s and Vector Tobacco’s payments under the Master Settlement Agreement are based on each respective company’s incremental market share above the minimum threshold applicable to each respective company. Thus, if Liggett’s total market share is 3.00%, the Master Settlement Agreement payment is based on 1.35%, which is the difference between 3.00% and Liggett’s approximate applicable grandfathered share of 1.65%. We anticipate that both Liggett’s and Vector Tobacco’s exemptions will be fully utilized in the foreseeable future.

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

Business Strategy.  Liggett’s business strategy is to capitalize upon its cost advantage in the United States cigarette market due to the favorable treatment our tobacco subsidiaries receive under settlement agreements with the states and the Master Settlement Agreement. Liggett’s long-term business strategy is to continue to focus its marketing and selling efforts on the discount segment of the market, to continue to build volume and margin in its core discount brands (PYRAMID, GRAND PRIX, LIGGETT SELECT and EVE) and to utilize its core brand equity to selectively build distribution. Liggett intends to continue its product development to provide the best quality products relative to other discount products in the market place. Liggett will continue to seek to increase efficiency by developing and adapting its organizational structure to maximize profit potential. Liggett intends to expand the portfolio of its private and control label and “Partner Brands” utilizing a pricing strategy that offers long-term list price stability for customers. In addition, Liggett may bring niche-driven brands to the market in the future.

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

Liggett’s customers are primarily tobacco and candy distributors, the military, warehouse club chains, and large grocery, drug and convenience store chains. Liggett offers its customers prompt payment discounts, traditional rebates and promotional incentives. Customers typically pay for purchased goods within two weeks following delivery from Liggett, and approximately 90% of customers pay more rapidly through electronic funds transfer arrangements. No single retail customer exceeded 10% of Liggett’s revenues in 2010, 2009 or 2008.

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

Manufacturing.  Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products may vary between premium and discount products. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett’s cigarettes, have historically been 30% to 35% less expensive than comparable domestic tobaccos. However, during the last two years domestic and foreign tobacco prices have begun to equalize. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 2010, the majority of Liggett’s commitments were for the purchase of domestic tobacco.

Liggett’s cigarette manufacturing facility was designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market a wide variety of cigarette brand styles. Liggett produces cigarettes in approximately 136 different brand styles as well as private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores.

Liggett’s facility produced approximately 10.7 billion cigarettes in 2010, but maintains the capacity to produce approximately 18.3 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce most of its cigarettes at Liggett’s manufacturing facility in Mebane.

Research.  Expenditures by Liggett for research and development activities were $1.058 million in 2010, $933,000 in 2009 and $988,000 in 2008. Vector Tobacco has been engaged in research relating to reduced risk cigarette products. Expenditures by Vector Tobacco for research and development activities were $524,000 in 2010, $1.6 million in 2009 and $3.0 million in 2008.

Competition.  Liggett’s competition is now divided into two segments. The first segment is made up of the three largest manufacturers of cigarettes in the United States: Philip Morris USA Inc., Reynolds American Inc. and Lorillard Tobacco Company. These three manufacturers, while primarily premium cigarette based companies, also produce and sell discount cigarettes.

The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell deep discount cigarettes. Our largest competitor in this segment is Commonwealth Brands, Inc., which was acquired by Imperial Tobacco in 2007.

Historically, there have been substantial barriers to entry into the cigarette business, including extensive distribution organizations, large capital outlays for sophisticated production equipment, substantial inventory investment, costly promotional spending, regulated advertising and, for premium brands, strong brand loyalty. However, in recent years, a number of smaller manufacturers have been able to overcome these competitive barriers due to excess production capacity in the industry and the cost advantage for certain manufacturers and importers resulting from the Master Settlement Agreement.

Many smaller manufacturers and importers that are not parties to the Master Settlement Agreement have been impacted in recent years by the state statutes enacted pursuant to the Master Settlement Agreement and have begun to see a decrease in volume after years of growth. Liggett’s management believes, while these companies still have significant market share through competitive discounting in this segment, they are losing their cost advantage as their payment obligations under these statutes increase.

In the cigarette business, Liggett competes on a dual front. The three major manufacturers compete among themselves for premium brand market share based on advertising and promotional activities, and trade rebates and incentives and compete with Liggett and others for discount market share, on the basis of brand loyalty. These three competitors have substantially greater financial resources than Liggett, and most of their brands have greater sales and consumer recognition than Liggett’s products. Liggett’s discount brands must also compete in the marketplace with the smaller manufacturers’ and importers’ deep discount brands.

According to Management Science Associates’ data, the unit sales of Philip Morris, Reynolds American and Lorillard accounted in the aggregate for approximately 84.3% of the domestic cigarette market in 2010. Liggett’s domestic shipments of approximately 10.7 billion cigarettes during 2010 accounted for 3.5% of the approximately 304 billion cigarettes shipped in the United States, compared to 8.6 billion cigarettes in 2009 (2.7%) and 8.6 billion cigarettes in 2008 (2.5%).

Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 3.8% (approximately 12 billion units) in 2010. Liggett’s management believes that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years.

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

Philip Morris and Reynolds American dominate the domestic cigarette market with a combined market share of approximately 72% at December 31, 2010. This concentration of United States market share makes it more difficult for Liggett to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on its sales volume, operating income and cash flows.

There is a substantial likelihood that other companies will continue to introduce new products that would compete directly with any reduced risk products that Vector Tobacco may develop. Vector Tobacco’s competitors generally have substantially greater resources than it, including financial, marketing and personnel resources.

Legislation, Regulation and Litigation

In the United States, tobacco products are subject to substantial and increasing legislation, regulation and taxation, which has a negative effect on revenue and profitability. In June 2009, legislation was passed providing for regulation of the tobacco industry by the United States Food and Drug Administration. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations — Legislation and Regulation”.

The cigarette industry continues to be challenged on numerous fronts. The industry is facing increased pressure from anti-smoking groups and continued smoking and health litigation, including private class action litigation and health care cost recovery actions brought by governmental entities and other third parties, the effects of which, at this time, we are unable to evaluate. As of December 31, 2010, there were approximately 6,900 individual suits, six purported class actions or actions where class certification has been sought and four health care cost recovery actions pending in the United States in which Liggett was a named defendant. See Item 3. “Legal Proceedings” and Note 12 to our consolidated financial statements, which contain a description of litigation.

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

Liggett has no payment obligations under the Master Settlement Agreement except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. For years ended December 31, 2010, 2009 and 2008, Liggett and Vector Tobacco’s domestic shipments accounted for approximately 3.5%, 2.7% and 2.5%, respectively, of the total cigarettes sold in the United States. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 31, 2010, Liggett and Vector Tobacco paid $96.5 million of their approximately $140.4 million 2010 MSA payment obligations.

Under the payment provisions of the Master Settlement Agreement, the Participating Manufacturers are required to pay a base amount of $9.0 billion in 2011 and each year thereafter (subject to applicable adjustments, offsets and reductions). These annual payments are allocated based on unit volume of domestic cigarette shipments. The payment obligations under the Master Settlement Agreement are the several, and not joint, obligations of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.

Liggett may have additional payment obligations under the Master Settlement Agreement and its other settlement agreements with the states. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Recent Developments — Tobacco Settlement Agreements” and Note 12 to our consolidated financial statements.

New Valley LLC

New Valley LLC, a Delaware limited liability company, is engaged in the real estate business and is seeking to acquire additional real estate properties and operating companies. New Valley owns a 50% interest in Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York City metropolitan area. New Valley also holds an investment in a 450-acre approved master planned community in Palm Springs, California (“Escena”), a preferred equity interest in one townhome residence in Manhattan, New York. New Valley also holds an investment in an entity with a note receivable from, and a minority interest, in a condominium project in Manhattan, New York.

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

In March 2003, Douglas Elliman Realty purchased the New York City-based residential brokerage firm, Douglas Elliman, LLC, formerly known as Insignia Douglas Elliman, and an affiliated property management company, for $71.25 million. With that acquisition, the combination of Prudential Douglas Elliman Real Estate with Douglas Elliman created the largest residential brokerage company in the New York metropolitan area. Upon closing of the acquisition, Douglas Elliman entered into a ten-year franchise agreement with The Prudential Real Estate Affiliates, Inc. New Valley invested an additional $9.5 million in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The balance of the subordinated debt was repaid in 2010. As part of the acquisition, Douglas Elliman Realty acquired Douglas Elliman’s affiliate, Residential Management Group LLC, which conducts business as Douglas Elliman Property Management and is the New York metropolitan area’s largest manager of rental, co-op and condominium housing.

We account for our interest in Douglas Elliman Realty under the equity method. We recorded income of $22.3 million in 2010, $11.4 million in 2009, and $11.8 million in 2008 associated with Douglas Elliman Realty. Equity income from Douglas Elliman Realty includes interest earned by New Valley on the subordinated debt, purchase accounting adjustments and management fees.

Douglas Elliman Realty was negatively impacted in recent years by the downturn in the residential real estate market. The residential real estate market is cyclical and is affected by changes in the general economic conditions that are beyond the control of Douglas Elliman Realty. The U.S. residential real estate market, including some of the markets in the New York metropolitan area where Douglas Elliman operates, has experienced a significant downturn due to various factors including downward pressure on housing prices, credit constraints inhibiting new buyers and an exceptionally large inventory of unsold homes at the same time that sales volumes are decreasing. In 2008 and 2009, the New York metropolitan area market was further impacted by the significant downturn in the financial services industry. The depth and length of the current downturn in the real estate industry has proved exceedingly difficult to predict. We cannot predict whether the downturn will worsen or when the market and related economic forces will return the U.S. residential real estate industry to a growth period.

Real Estate Brokerage Business.  Douglas Elliman Realty is engaged in the real estate brokerage business through its two subsidiaries which conduct business as Prudential Douglas Elliman Real Estate. The two brokerage companies have 60 offices with approximately 3,700 real estate agents in the metropolitan New York area. The companies achieved combined sales of approximately $11.5 billion of real estate in 2010, approximately $8.6 billion of real estate in 2009 and approximately $11.6 billion of real estate in 2008. Douglas Elliman Realty was ranked as the fourth largest residential brokerage company in the United States in 2009 based on closed sales volume by the Real Trends broker survey. Douglas Elliman Realty had revenues of $348.1 million in 2010, $283.9 million in 2009, and $352.7 million in 2008.

The New York City brokerage operation, formerly known as Douglas Elliman, was founded in 1911 and has grown to be one of Manhattan’s leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has 20 New York City offices, with approximately 2,000 real estate agents, and had sales volume of approximately $7.8 billion of real estate in 2010, approximately $5.3 billion of real estate in 2009, and approximately $8.1 billion of real estate in 2008.

In December 2010, Douglas Elliman acquired substantially all of the assets of Prudential Holmes & Kennedy, a small regional residential real estate brokerage company which operated for more than 40 years in Northern Westchester County, a suburban area north of New York City. The acquisition included six offices located in the towns of Chappaqua, Armonk, Bedford, Sommers, Pleasantville and Katonah, with approximately 150 real estate agents. Douglas Elliman’s franchise agreement with Prudential Real Estate Affiliates was amended to include these offices as additional locations.

The Long Island brokerage operation, formerly known as Prudential Long Island Realty, is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island with 40 offices and approximately 1,660 real estate agents. During 2010, the Long Island brokerage operation closed approximately 6,500 transactions, representing sales volume of approximately $3.6 billion of real estate. This compared to approximately 6,200 transactions, representing sales volume of approximately $3.3 billion of real estate in 2009, and approximately 5,900 transactions closed in 2008, representing approximately $3.5 billion of real estate. Prudential Douglas Elliman Real Estate serves approximately 250 communities from Manhattan to Montauk.

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

In 2009, Douglas Elliman Realty, through a subsidiary, entered into a joint venture with Wells Fargo Ventures, LLC to create DE Capital Mortgage LLC to carry on the business of residential mortgage lending, as a mortgage broker. Wells Fargo Ventures is the nation’s leading alliance lender, maintaining long-standing relationships with top real estate companies, builders and financial services institutions across the United States. DE Capital Mortgage replaces the business of Preferred Empire Mortgage Company, which was a mortgage broker, wholly-owned by Douglas Elliman Realty.

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

In the brokerage company’s traditional business of residential real estate sales and marketing, it competes primarily with multi-office independent real estate organizations and, to some extent, with franchise real estate organizations, such as Century-21, ERA, RE/MAX and Coldwell Banker. The company believes that its major competitors in 2011 will also increasingly include multi-office real estate organizations, such as GMAC Home Services, NRT LLC (whose affiliates include the New York City-based Corcoran Group) and other privately owned companies. Residential brokerage firms compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, recently to a greater degree, price.

The company’s relocation business is fully integrated with its residential real estate sales and marketing business. Accordingly, its major competitors are many of the same real estate organizations previously noted. Competition in the relocation business is likewise based primarily on level of service, reputation, personal contact and, recently to a greater degree, price.

In its mortgage loan origination business, DE Capital competes with other mortgage originators. These include mortgage brokers, mortgage bankers, state and national banks, and thrift institutions.

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

Residential Property Management Business.  Douglas Elliman Realty is also engaged in the management of cooperatives, condominiums and apartments though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management and is the leading manager of apartments, cooperatives and condominiums in the New York metropolitan area according to a survey in the September 2009 issue of The Real Deal. Residential Management Group provides full service third-party fee management for approximately 290 properties, representing approximately 42,000 units in New York City, Nassau County, Northern New Jersey and

Westchester County. In January 2010, Residential Management Group acquired the assets of Bellmarc Property Management, a company which manages approximately 50 buildings in Manhattan with approximately 5,000 units. Accordingly, Residential Management Group now manages approximately 340 properties with approximately 47,000 units. Residential Management Group is seeking to continue to expand its property management business in the greater metropolitan New York area in 2011. Among the notable properties currently managed are the Dakota, Museum Tower, Worldwide Plaza, London Terrace and West Village Houses buildings in New York City. Residential Management Group employs approximately 235 people, of whom approximately 150 work at Residential Management Group’s headquarters and the remainder at remote offices in the New York metropolitan area.

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

In April 2009, New Valley’s subsidiary entered into a settlement agreement with a guarantor of the loan, which required the guarantor to satisfy its obligations under a completion guaranty by completing improvements to the project in settlement, among other things, of its payment guarantees. The construction of these improvements to the project is substantially complete.

In April 2009, New Valley completed the foreclosure process and took title to the property. The property is classified as “Investment in Escena, net” and was carried in our consolidated balance sheet at $13.4 million as of December 31, 2010.

Aberdeen Townhomes LLC.  In June 2008, a subsidiary of New Valley purchased a preferred equity interest in Aberdeen Townhomes LLC (“Aberdeen”) for $10 million. Aberdeen acquired five townhome residences located in Manhattan, New York, which it was in the process of rehabilitating and selling.

One of the townhomes was sold in September 2009 and the mortgage was retired. Mortgages on the four remaining Aberdeen townhomes with a balance of approximately $31.9 million as of December 31, 2009 matured during 2009. These mortgages were in default as of December 31, 2009. In each of January 2010 and August 2010, Aberdeen sold a townhome and the two respective mortgages of approximately $14.4 million were retired. We received a preferred return distribution of approximately $1.0 million and $0.4 million from escrow in connection with the sales.

In August 2010, we acquired the mortgage loans from Wachovia Bank, N.A. on the two remaining townhomes for approximately $13.5 million. In accordance with the accounting guidance as to variable interest entities, we reassessed the primary beneficiary status of the Aberdeen variable interest entity (“VIE”) and determined that, in August 2010, we became the primary beneficiary of this VIE because we obtained the power to direct activities which significantly impact the economic performance of the VIE; and, since we now own the mortgages, we will absorb losses and returns of the VIE.

In February 2011, Aberdeen sold one of the two remaining townhomes for approximately $12.5 million, before closing costs. The property was carried at $8.5 million as of December 31, 2010.

New Valley Oaktree Chelsea Eleven, LLC.  In September 2008, a subsidiary of New Valley purchased for $12 million a 40% interest in New Valley Oaktree Chelsea Eleven, LLC, which lent $29 million and contributed $1 million in capital to Chelsea Eleven LLC, which is developing a condominium project in Manhattan, New York. The development consists of 54 luxury residential units and one commercial unit. As of February 23, 2011, sales of 34 units have closed. On July 1, 2010, Chelsea Eleven LLC borrowed $47.1 million, which is due July 1, 2012, bearing interest at 14% per annum. The proceeds were used to retire Chelsea Eleven LLC’s then outstanding mezzanine debt (approximately $37.2 million) and for other working capital purposes. As of December 31, 2010, we received net distributions of $1.0 million from New Valley Oaktree Chelsea Eleven LLC.

The loan from New Valley Oaktree is subordinate to the $18.2 million loan due in July 2012. The loan from New Valley Oaktree bears interest at 60.25% per annum, compounded monthly, with $3.75 million initially being held in an interest reserve, from which $1.5 million was paid to New Valley.

New Valley’s investment in New Valley Oaktree is being accounted for under the equity method and was carried at approximately $11.0 million on our consolidated balance sheet at December 31, 2010 as a component of “Investments in non-consolidated real estate businesses.”

Fifty Third-Five Building LLC.  In September 2010, New Valley, through its NV 955 LLC subsidiary, contributed $2.5 million to a joint venture, Fifty Third-Five Building LLC (“JV”), of which it owns 50%. The JV was formed for the purposes of acquiring a defaulted real estate loan, collateralized by real estate located in New York City. In October 2010, New Valley contributed an additional $15.5 million to the JV and the JV acquired the defaulted loan for approximately $35.5 million. Litigation on the defaulted real estate loan is pending.

Sesto Holdings S.r.l.  In October 2010, New Valley, through its NV Milan LLC subsidiary, acquired a 7.2% interest in Sesto Holdings S.r.l. for $5.0 million. Sesto holds a 42% interest in an entity that has purchased approximately 322 acres in Milan, Italy. Sesto intends to develop the land as a multi-parcel, multi-building mixed use urban regeneration project.

Former Broker-Dealer Operations

New Valley owned, as of December 31, 2010, 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. (NYSE Amex: LTS), which represents approximately 8% of the LTS shares. LTS is the parent of New Valley’s former subsidiary, Ladenburg Thalmann & Co. Inc., which has been a member of the New York Stock Exchange since 1879. LTS is registered under the Securities Act of 1934 and files periodic reports and other information with the SEC.

Four of our directors, Howard M. Lorber, Henry C. Beinstein, Robert J. Eide and Jeffrey S. Podell, also serve as directors of LTS. Mr. Lorber also serves as Vice Chairman of LTS. Richard J. Lampen, who along with Mr. Lorber is an executive officer of ours, also serves as a director of LTS and has served as the President and Chief Executive Officer of LTS since September 2006. In September 2006, we entered into an agreement with LTS where we agreed to make available the services of Mr. Lampen as well as other financial and accounting services. LTS paid us $600,000 for 2010, $600,000 for 2009, and $500,000 for 2008 related to the agreement and pays us at a rate of $600,000 per year in 2011. These amounts are recorded as a reduction to our operating, selling, administrative and general expenses. For 2010, 2009, and 2008, LTS paid compensation of $200,000, $0, and $150,000, respectively, to each of Mr. Lorber and Mr. Lampen in connection with their services. See Note 14 to our consolidated financial statements.

Other Investments

Castle Brands.  In October 2008, we acquired for $4 million an approximate 11% interest in Castle Brands Inc. (NYSE Amex: ROX), a publicly traded developer and importer of premium branded spirits. Mr. Lampen is serving as the interim President, Chief Executive Officer and a director of Castle. In October 2008, we entered into an agreement with Castle where we agreed to make available the services of Mr. Lampen as well as other financial and accounting services. We recognized management fees of $100,000 in 2010, $100,000 for 2009 and $22,011 for 2008 and under the agreement and Castle has agreed to pay us $100,000 in 2011. In December 2009, we were part of a consortium, which included Dr. Phillip Frost, who is a beneficial owner of approximately 11.8% of the our common stock, and Mr. Lampen, that agreed to provide a line of credit to Castle. The three-year line was for a maximum amount of $2.5 million, bears interest at a rate of 11% per annum on amounts borrowed, pays a 1% annual commitment fee and is collateralized by Castle’s receivables and inventory. Our commitment under the line is $1.1 million; all of which was outstanding under the credit line as of December 31, 2010.

Long-Term Investments.  As of December 31, 2010, long-term investments consisted primarily of investments in investment partnerships of approximately $57.0 million. In the future, we may invest in other investments including limited partnerships, real estate investments, equity securities, debt securities and certificates of deposit depending on risk factors and potential rates of return.

Employees

At December 31, 2010, we had 512 employees, of which approximately 300 were employed at Liggett’s Mebane facility and approximately 192 were employed in sales and administrative functions at Liggett Vector Brands. Approximately 46% of our employees are hourly employees, who are represented by unions. We have not experienced any significant work stoppages since 1977, and we believe that relations with our employees and their unions are satisfactory.

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

Our business faces many risks. We have described below the known material risks that we and our subsidiaries face. There may be additional risks that we do not yet know of or that we do not currently perceive to be significant that may also impact our business or the business of our subsidiaries. Each of the risks and uncertainties described below could lead to events or circumstances that have a material adverse effect on the business, results of operations, cash flows, financial condition or equity of us or one or more of our subsidiaries, which in turn could negatively affect the value of our common stock. You should carefully consider and evaluate all of the information included in this report and any subsequent reports that we may file with the Securities and Exchange Commission or make available to the public before investing in any securities issued by us.

We have significant liquidity commitments

During 2011, we have certain liquidity commitments that could require the use of our existing cash resources. As of December 31, 2010, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months included the following:

•	cash interest expense of approximately $82.6 million,

•	the retirement of $11 million of our 3.875% Variable Interest Senior Convertible Debentures due June 15, 2011,

•	dividends on our outstanding common shares (currently at an annual rate of approximately $117 million), and

•	other corporate expenses and taxes.

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

We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2010, we and our subsidiaries had total outstanding indebtedness (including the embedded derivative liabilities related to our convertible notes) of $683 million. We must redeem $11 million of our 3.875% Variable Interest Senior Convertible Debentures by June 15, 2011 and may be required to purchase $99 million of the debentures on June 15, 2012. Approximately $157.5 million of our 3.75% convertible notes mature in 2014 and $415 million of our 11% senior secured notes matures in 2015. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

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

The indenture governing the senior secured notes contain restrictive covenants, which, among other things, restrict our ability to pay certain dividends or make other restricted payments or enter into transactions with affiliates if our Consolidated EBITDA, as defined in the indenture, is less than $50 million for the four quarters prior to such transaction. Our Consolidated EBITDA for the four quarters ended December 31, 2010 exceeded $50 million.

Changes in respect of the debt ratings of our notes may materially and adversely affect the availability, the cost and the terms and conditions of our debt.

Both we and our 11% Senior Secured Notes have been publicly rated by Moody’s Investors Service, Inc., or Moody’s, and Standard & Poor’s Rating Services, or S&P, independent rating agencies. In addition, future debt instruments may be publicly rated. These debt ratings may affect our ability to raise debt. Any future downgrading of the notes or our other debt by Moody’s and S&P may affect the cost and terms and conditions of our financings and could adversely affect the value and trading of the notes.

Liggett faces intense competition in the domestic tobacco industry.

Liggett is considerably smaller and has fewer resources than its major competitors, and, as a result, has a more limited ability to respond to market developments. Management Science Associates’ data indicate that the three largest cigarette manufacturers controlled approximately 84.3% of the United States cigarette market during 2010. Philip Morris is the largest and most profitable manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had approximately 62.0% of the premium segment and 46.4% of the total domestic market during 2010. During 2010, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 3.5%. Philip Morris and RJR Tobacco (which is now part of Reynolds American), the two largest cigarette manufacturers, have historically, because of their dominant market share, been able to determine cigarette prices for the various pricing tiers within the industry.

Philip Morris and Reynolds American dominate the domestic cigarette market and had a combined market share of approximately 72% at December 31, 2010. This concentration of United States market share could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on their sales volume, operating income and cash flows, which in turn could negatively affect the value of our common stock.

Liggett’s business is highly dependent on the discount cigarette segment.

Liggett depends more on sales in the discount cigarette segment of the market, relative to the full-price premium segment, than its major competitors. Since 2004, all of Liggett’s unit volume was generated in the discount segment. The discount segment is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. While the three major manufacturers all compete with Liggett in the discount segment of the market, the strongest competition for market share has recently come from a group of smaller manufacturers and importers, most of which sell low quality, deep discount cigarettes. While Liggett’s share of the discount market was 11.9% in 2010 and 9.2% in 2009 and 2008, Management Science Associates’ data indicate that the discount market share of these other smaller manufacturers and importers was approximately 38.5% in 2010, 39.4% in 2009, and 38.5% in 2008. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only current market segment could be negatively affected, which in turn could negatively affect the value of our common stock.

Liggett’s market share is susceptible to decline.

For a number of years prior to 2000, Liggett suffered a substantial decline in market share. Liggett’s market share increased during each of the years between 2000 and 2010 (except for 2008, which was unchanged). This earlier market share erosion resulted in part from Liggett’s highly leveraged capital structure that existed until December 1998 and its limited ability to match other competitors’ wholesale and retail trade programs, obtain retail shelf space for its products and advertise its brands. These declines also resulted from adverse developments in the tobacco industry, intense competition and changes in consumer preferences which have continued up to the current time. According to Management Science Associates’ data, Liggett’s overall domestic market share during 2010 was 3.5% compared to 2.7% during 2009, and 2.5% during 2008. Liggett’s share of the discount segment was 11.9% during 2010, up from 9.2% during 2009 and 2008. If Liggett’s market share were to decline again, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.

The domestic cigarette industry has experienced declining unit sales in recent periods.

Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 3.8% in 2010 as compared to 2009, and by approximately 8.6% in 2009 as compared to 2008. We believe that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to high cigarette price levels in recent years. If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.

Our tobacco operations are subject to substantial and increasing legislation, regulation and taxation, which has a negative effect on revenue and profitability.

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

On June 22, 2009, President Obama signed into law the “Family Smoking Prevention and Tobacco Control Act” (H.R. 1256). The law grants the United States Food and Drug Administration (the “FDA”) broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero. Among other measures, the law (under various deadlines):

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

The law imposes user fees on certain tobacco product manufacturers in order to pay for the costs of regulation. User fees will be allocated among tobacco product classes according to a formula set out in the legislation, and then among manufacturers and importers within each class based on market share. The FDA user fees for Liggett and Vector Tobacco were $10 million in 2010 and we estimate that they will be significantly higher in the future.

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

It is likely that the new tobacco law could result in a decrease in cigarette sales in the United States, including sales of Liggett’s and Vector Tobacco’s brands. Total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the new tobacco law. Costs, however, could be substantial and could have a material adverse effect on the companies’ financial condition, results of operations, and cash flows. In addition, failure to comply with the new tobacco law and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on the business, financial condition and results of operation of both Liggett and Vector Tobacco. It is possible that Liggett’s or Vector Tobacco’s products could be deemed “new tobacco products” under the legislation. In that event, unless they are deemed to be “substantially equivalent” to a preexisting tobacco product, the product may not be able to be marketed in the United States. Additionally, FDA is reviewing whether to ban menthol in tobacco products. Either of these determinations by FDA could have a material adverse effect on us. At present, we are not able to predict whether the new tobacco law will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry, thus affecting its competitive position.

Litigation will continue to harm the tobacco industry.

Liggett could be subjected to substantial liabilities and bonding requirements from litigation relating to cigarette products. Adverse litigation outcomes could have a negative impact on the Company’s ability to operate due to their impact on cash flows. We and our Liggett subsidiary, as well as the entire cigarette industry, continue to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2010, there were approximately 6,900 individual suits, including the Engle progeny cases described below, six purported class actions and four health care cost recovery actions pending in the United States in which Liggett and/or us were named defendants. It is likely that similar legal actions, proceedings and claims will continue to be filed against Liggett. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pled in these cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any tobacco-related litigation could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Liggett could face difficulties in obtaining a bond to stay execution of a judgment pending appeal.

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

Liggett Only Cases.  There are currently seven cases pending where Liggett is the only tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases. In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages of $1.2 million as well as $96,000 in expenses, but found that the plaintiff was 40% at fault. Therefore, plaintiff’s award was reduced to $720,000 in compensatory damages. Punitive damages were not awarded. In February 2011, the award was affirmed on appeal. In September 2010, the court awarded plaintiff’s attorneys’ fees of $996,000. In Blitch v. R.J. Reynolds, an Engle progeny case, trial is scheduled for March 7, 2011. In O’Dwyer-Harkins v. R.J. Reynolds, an Engle progeny case, trial is scheduled for August 8, 2011. There has been no recent activity in Hausrath v. Philip Morris, a case pending in New York state court, where two individuals are suing. The other three individual actions, in which Liggett is the only tobacco company defendant, are dormant.

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

In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Company, awarded $37.5 million in compensatory damages, jointly and severally, in a case involving Liggett and two other cigarette manufacturers, which amount was subsequently reduced by the Court. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle class member suit following entry of final judgment by the Engle trial court. In November 2008, the court entered final judgment in the amount of $24.835 million (for which Liggett was 50% responsible), plus interest from June 2002. After the appellate court affirmed the decision, Liggett paid its share of the award including interest and attorney’s fees ($14.361 million).

Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, former class members had one year from January 11, 2007 to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 mandate, are referred to as the “Engle progeny cases”. As of December 31, 2010, there were 6,827 Engle progeny cases pending where Vector, Liggett, and other cigarette manufacturers were named as defendants. These cases include approximately 9,100 plaintiffs. There are 43 Engle progeny cases currently scheduled for trial in 2011. Through December 31, 2010, four adverse verdicts have been entered against Liggett in Engle progeny cases. These verdicts are on appeal.

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

In October 2004, federal legislation was enacted which eliminated the federal tobacco quota system and price support system through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10.14 billion over a ten-year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers are currently responsible for 95% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Liggett’s and Vector Tobacco’s assessment was $31.1 million in 2010, $22.9 million in 2009, and $23.6 million in 2008. The relative cost of the legislation to each of the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us. The parties, other than Liggett have filed petitions for writ of certiorari to the United States Supreme Court. The government is seeking reinstatement of its claims for remedies, including disgorgement of profits.

Excise tax increases adversely affect cigarette sales.

Cigarettes are subject to substantial and increasing federal, state and local excise taxes. In February 2009, Federal legislation to reauthorize the SCHIP, which includes funding provisions that increase the federal cigarette excise tax from $0.39 to $1.01 per pack, was enacted, effective April 1, 2009. State excise taxes vary considerably and, when combined with sales taxes, local taxes and the federal excise tax, may exceed $4.00 per pack. In 2010, seven states enacted increases in excise taxes and, in 2009, 14 states and the District of Columbia enacted increases in excise taxes. Various states and other jurisdictions are considering, or have pending, legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had, and will continue to have, an adverse effect on sales of cigarettes.

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

For 2003 through 2010 Liggett and Vector Tobacco disputed that they owe the settling states the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco withheld payment associated with these NPM Adjustment amounts. The total amount withheld or paid into a disputed payment account by Liggett and Vector Tobacco for 2003 through 2010 is $29.2 million. In 2003, Liggett and Vector Tobacco paid the NPM adjustment amount of $9.3 million to the settling states although both companies continue to dispute this amount. At December 31, 2010 included in “Other assets” on our consolidated balance sheet was a noncurrent receivable of $6.5 million relating to such payment. Arbitration of the 2003 NPM Adjustment is pending.

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

The change in the method of calculation could, among other things, result in at least approximately $9.3 million, plus interest, of additional MSA payments for prior years by Liggett, because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA. The Company currently estimates that future MSA payments would be a least $2.3 million higher if the method of calculation is changed.

No amounts have been expensed or accrued in the accompanying consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.

Liggett may have additional payment obligations under its state settlements

In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements and no amounts have been accrued in our consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Mississippi and Texas. Recently, Liggett settled the dispute with Florida and agreed to, among other things, pay Florida $1.2 million plus $250,000 per year for the next 21 years. The payment in years 12-21 will be subject to an inflation adjustment. There can be no assurance that Liggett will prevail in the remaining matters and that Liggett will not be required to make additional material payments, which payments could materially adversely affect our consolidated financial position, results of operations or cash flows and the value of our common stock.

Vector Tobacco is subject to risks inherent in new product development initiatives.

We have made, significant investments in Vector Tobacco’s development projects in the tobacco industry. Vector Tobacco is in the business of developing reduced risk cigarette products. These initiatives are subject to high levels of risk, uncertainties and contingencies, including the challenges inherent in new product development and the increased regulation following the enactment of the Family Smoking Prevention and Tobacco Control Act. There is a risk that continued investments in Vector Tobacco will harm our results of operations, liquidity or cash flow.

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

Risks of real estate ventures.  New Valley has three significant real estate-related investments, Douglas Elliman Realty (50% interest), New Valley Oaktree Chelsea Eleven LLC (40% interest) and Fifty Third-Five Building LLC (50% interest), where other partners hold significant interests. New Valley must seek approval from these other parties for important actions regarding these joint ventures. Since the other parties’ interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm the ventures.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess, and our independent registered certified public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2010, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. We expect to continue to incur expense and to devote management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered certified public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.

The price of our common stock may fluctuate significantly.

The trading price of our common stock has ranged between $12.90 and $19.81 per share over the past 52 weeks. We expect that the market price of our common stock will continue to fluctuate.

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

At December 31, 2010, we had outstanding options granted to employees to purchase approximately 2,795,179 shares of our common stock, with a weighted-average exercise price of $11.57 per share, of which options for 1,014,298 shares were exercisable at December 31, 2010. We also have outstanding convertible notes and debentures maturing in November 2014 and June 2026, which are currently convertible into 17,142,922 shares of our common stock. The issuance of these shares will cause dilution which may adversely affect the market price of our common stock. The availability for sale of significant quantities of our common stock could adversely affect the prevailing market price of the stock.

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

Liggett’s tobacco manufacturing facilities, and several of the distribution and storage facilities, are currently located in or near Mebane, North Carolina. Various of such facilities are owned and others are leased. As of December 31, 2010, the principal properties owned or leased by Liggett are as follows:

			Approximate Total
Type	Location	Owned or Leased	Square Footage

Storage Facilities	Danville, VA	Owned	578,000
Office and Manufacturing Complex	Mebane, NC	Owned	240,000
Warehouse	Mebane, NC	Owned	60,000
Warehouse	Mebane, NC	Leased	125,000
Warehouse	Mebane, NC	Leased	22,000

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

Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR”. The following table sets forth, for the periods indicated, high and low sale prices for a share of its common stock on the NYSE, as reported by the NYSE, and quarterly cash dividends declared on shares of common stock:

Year	High	Low	Cash Dividends

2010:
Fourth Quarter	$19.07	$16.01	$.40
Third Quarter	19.81	15.78	.38
Second Quarter	16.52	13.22	.38
First Quarter	15.15	12.90	.38
2009:
Fourth Quarter	$15.04	$12.85	$.38
Third Quarter	15.22	12.44	.36
Second Quarter	14.00	11.56	.36
First Quarter	13.53	9.74	.36

At February 18, 2011, there were approximately 1,972 holders of record of our common stock.

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

Our 11% Senior Secured Notes due 2015 prohibit our payment of cash dividends or distributions on our common stock if at the time of such payment our Consolidated EBITDA (as defined) for the most recently completed four full fiscal quarters is less than $50 million. Our Consolidated EBITDA for the four quarters ended December 31, 2010 exceeded $50 million.

We paid 5% stock dividends on September 29, 2008, September 29, 2009, and September 29, 2010 to the holders of our common stock. All information presented in this report is adjusted for the stock dividends.

Performance Graph

The following graph compares the total annual return of our Common Stock, the S&P 500 Index, the S&P MidCap 400 Index and the NYSE Arca Tobacco Index, formerly known as the AMEX Tobacco Index, for the five years ended December 31, 2010. The graph assumes that $100 was invested on December 31, 2005 in the Common Stock and each of the indices, and that all cash dividends and distributions were reinvested.

	12/05	12/06	12/07	12/08	12/09	12/10
Vector Group Ltd.	100	112	144	113	136	194
S&P 500	100	116	122	77	97	112
S&P MidCap	100	110	119	76	104	132
NYSE Arca Tobacco	100	140	154	123	173	207

Unregistered Sales of Equity Securities and Use of Proceeds

On December 3, 2010, we sold an additional $90 million principal amount of our 11% Senior Secured Notes due 2015 at 103% of face value in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. No other securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2010.

Issuer Purchases of Equity Securities

No other securities of ours which were not registered under the Securities Act of 1933 were purchased by us during the three months ended December 31, 2010.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of February 23, 2011. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

			Year Individual
			Became an
Name	Age	Position	Executive Officer

Howard M. Lorber	62	President and Chief Executive Officer	2001
Richard J. Lampen	57	Executive Vice President	1996
J. Bryant Kirkland III	45	Vice President, Chief Financial Officer and Treasurer	2006
Marc N. Bell	50	Vice President, General Counsel and Secretary	1998
Ronald J. Bernstein	57	President and Chief Executive Officer of Liggett	2000

Howard M. Lorber has been our President and Chief Executive Officer since January 2006. He served as our President and Chief Operating Officer from January 2001 to December 2005 and has served as a director of ours since January 2001. From November 1994 to December 2005, Mr. Lorber served as President and Chief Operating Officer of New Valley, where he also served as a director. Mr. Lorber was Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; Chairman of the Board of Directors since 1987 and Chief Executive Officer from November 1993 to December 2006 of Nathan’s Famous, Inc., a chain of fast food restaurants; a director of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; Chairman of the Board of Ladenburg Thalmann Financial Services from May 2001 to July 2006 and Vice Chairman since July 2006; and a Director of Borders Group Inc. since June 2010. He is also a trustee of Long Island University.

Richard J. Lampen has served as our Executive Vice President since July 1996. From October 1995 to December 2005, Mr. Lampen served as the Executive Vice President and General Counsel of New Valley, where he also served as a director. Since September 2006, he has served as President and Chief Executive Officer of Ladenburg Thalmann Financial Services. Since November 1998, he has served as President and Chief Executive Officer of CDSI Holdings Inc., an affiliate of New Valley seeking acquisition or investment opportunities. Since October 2008, Mr. Lampen has served as President and Chief Executive Officer of Castle Brands Inc., a publicly traded developer and importer of premium branded spirits in which we held an approximate 11% equity interest at December 31, 2010. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of Castle, CDSI Holdings and Ladenburg Thalmann Financial Services.

J. Bryant Kirkland III has been our Vice President, Chief Financial Officer and Treasurer since April 2006. Mr. Kirkland has served as a Vice President of ours since January 2001 and served as New Valley’s Vice President and Chief Financial Officer from January 1998 to December 2005. He has served since July 1992 in various financial capacities with us, Liggett and New Valley. Mr. Kirkland has served as Vice President, Treasurer and Chief Financial Officer of CDSI Holdings Inc. since January 1998 and as a director of CDSI Holdings Inc. since November 1998.

Marc N. Bell has been our General Counsel and Secretary since May 1994 and our Vice President since January 1998 and the Senior Vice President and General Counsel of Vector Tobacco since April 2002. From November 1994 to December 2005, Mr. Bell served as Associate General Counsel and Secretary of New Valley and from February 1998 to December 2005, as a Vice President of New Valley. Prior to May 1994, Mr. Bell was with the law firm of Zuckerman Spaeder LLP in Miami, Florida and from June 1991 to May 1993, with the law firm of Fischbein Badillo Wagner Harding in New York, New York.

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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share amounts)

Statement of Operations Data:
Revenues(1)	$1,063,289	$801,494	$565,186	$555,430	$506,252
Net income	54,084	24,806	60,504	73,803	42,712
Per basic common share(2):
Net income applicable to common shares	$0.71	$0.32	$0.81	$1.00	$0.60
Per diluted common share(2):
Net income applicable to common shares	$0.71	$0.32	$0.72	$0.97	$0.59
Cash distributions declared per common share(2)	$1.54	$1.47	$1.40	$1.33	$1.27
Balance Sheet Data:
Current assets	$526,763	$389,208	$355,283	$395,626	$303,156
Total assets	949,595	735,542	717,712	785,289	637,462
Current liabilities	226,872	149,008	296,159	109,337	168,786
Notes payable, embedded derivatives, long-term debt and other obligations, less current portion	647,064	487,936	287,545	378,760	198,777
Non-current employee benefits, deferred income taxes and other long-term liabilities	121,893	103,280	100,403	196,340	174,922
Stockholders’ (deficiency) equity	(46,234)	(4,682)	33,605	100,852	94,977

(1)	Revenues include federal excise taxes of $538,328, $377,771, $168,170, $176,269 and $174,339, respectively. Effective April 1, 2009, federal excises taxes increased from $0.39 per pack of cigarettes to $1.01 per pack of cigarettes.

(2)	Per share computations include the impact of 5% stock dividends on September 29, 2010, September 29, 2009, September 29, 2008, September 28, 2007 and September 29, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Overview

We are a holding company and are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC and Vector Tobacco Inc. subsidiaries, and

•	the real estate business through our New Valley LLC subsidiary, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.

All of our tobacco operation’s unit sales volume in 2010, 2009 and 2008 was in the discount segment, which management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.

Our tobacco subsidiaries’ cigarettes are produced in approximately 136 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	PYRAMID — the industry’s first deep discount product with a brand identity re-launched in the second quarter of 2009, and

•	GRAND PRIX — re-launched as a national brand in 2005,

•	LIGGETT SELECT — a leading brand in the deep discount category,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category, and

•	USA and various Partner Brands and private label brands.

In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT’s unit volume was 13.0% of Liggett’s unit volume in 2010, 21.5% in 2009 and 30.1% in 2008. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX’s unit volume was 18.5% of Liggett’s unit volume in 2010, 27.9% in 2009 and 32.6% in 2008. In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett’s family of brands with 42.6% of Liggett’s unit volume in 2010, 14.6% in 2009 and 0.6% in 2008.

Under the Master Settlement Agreement reached in November 1998 with 46 states and various territories, the three largest cigarette manufacturers must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market. Additionally, Vector Tobacco has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. market. Liggett’s and Vector Tobacco’s payments under the Master Settlement Agreement are based on each company’s incremental market share above the minimum threshold applicable to such company. We believe that our tobacco subsidiaries have gained a sustainable cost advantage over their competitors as a result of the settlement.

The discount segment is a challenging marketplace, with consumers having less brand loyalty and placing greater emphasis on price. Liggett’s competition is now divided into two segments. The first segment is made up of the three largest manufacturers of cigarettes in the United States, Philip Morris USA Inc., Reynolds America Inc., and Lorillard Tobacco Company. The three largest manufacturers, while primarily premium cigarette based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell deep discount cigarettes. Our largest competitor in this segment is Commonwealth Brands, Inc. (a wholly owned subsidiary of Imperial Tobacco PLC).

Recent Developments

Senior Secured Notes.  We have outstanding $415,000 principal amount of our 11% Senior Secured Notes due 2015 (the “Senior Secured Notes”). The Senior Secured Notes were sold in August 2007 ($165,000), September 2009 ($85,000), April 2010 ($75,000) and December 2010 ($90,000) in private offerings to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933.

In May 2008 and June 2010, we completed offers to exchange the Senior Secured Notes then outstanding for an equal amount of newly issued 11% Senior Secured Notes due 2015. The new Senior Secured Notes have substantially the same terms as the original Notes, except that the new Senior Secured Notes have been registered under the Securities Act. We agreed to consummate a registered exchange offer for the additional Senior Secured Notes issued in December 2010 within 360 days after the date of their initial issuance. If we fail to timely comply with our registration obligations, we will be required to pay additional interest on these notes until we comply. We are amortizing the deferred costs and debt discount related to the Senior Secured Notes over the estimated life of the debt.

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

6.75% Variable Interest Senior Convertible Note due 2014.  On May 11, 2009, we issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. The note pays interest (“Total Interest”) on a quarterly basis at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest or (ii) 6.75% per annum. The note is convertible into our common stock at the holder’s option. The conversion price of $13.64 per share (approximately 73.3045 shares of common stock per $1,000 principal amount of the note) is subject to adjustment for various events, including the issuance of stock dividends. The note matures on November 15, 2014. We will redeem on May 11, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the note necessary to prevent the note from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the note) occurs, we will be required to offer to repurchase the note at 100% of its principal amount, plus accrued interest.

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

We issued the 6.75% Exchange Notes to the holders in reliance on the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 3(a)(9) thereof. The notes pay interest (“Total

Interest”) on a quarterly basis beginning August 15, 2009 at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest or (ii) 6.75% per annum. The notes are convertible into our common stock at the holder’s option. The conversion price of $15.48 per share (approximately 64.6135 shares of common stock per $1,000 principal amount of notes) is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on November 15, 2014. We will redeem on June 30, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the indenture) occurs, we will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make whole” payment.

Enacted and proposed excise tax increases.  On April 1, 2009, the federal cigarette excise tax was increased from $3.90 per carton ($0.39 per pack) to $10.07 per carton ($1.01 per pack). As of the financial statement issuance date, seven states had enacted increases to state excise taxes in 2010 and further increases in states’ excise taxes are expected.

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

In April 2009, New Valley’s subsidiary entered into a settlement agreement with a guarantor of the loan, which requires the guarantor to satisfy its obligations under a completion guaranty by completing improvements to the project in settlement, among other things, of its payment guarantees. In addition, the guarantor agreed to pay approximately $250 in legal fees and $1,000 of delinquent taxes and penalties and post a letter of credit to secure its construction obligations. As a result of this settlement, we calculated the fair market value of the investment as of March 31, 2009, utilizing the most recent “as is” appraisal of the collateral and the value of the completion guaranty less estimated costs to dispose of the property. Based on these estimates, we determined that the fair market value was less than the carrying amount of the mortgage receivable at March 31, 2009, by approximately $5,000. Accordingly, the reserve was increased and a charge of $5,000 was recorded in the first quarter of 2009. On April 15, 2009, New Valley completed the foreclosure process and on April 16, 2009, took title to the property. We reclassified the loan from “Mortgage receivable” at March 31, 2009 to “Investment in real estate” at June 30, 2009 on our consolidated balance sheet. It was carried at $13,354 as of December 31, 2010.

We recorded a loss of $631 for the year ended December 31, 2010 from the Escena operations.

Real Estate Activities.  New Valley accounts for its 50% interest in Douglas Elliman Realty LLC and its 40% interest in New Valley Oaktree Chelsea Eleven LLC on the equity method. Douglas Elliman Realty operates the largest residential brokerage company in the New York metropolitan area.

New Valley Oaktree Chelsea Eleven, LLC.  Chelsea Eleven LLC sold 25 condominium units during 2010. As of February 23, 2011, 34 of the 54 units in the Chelsea Eleven LLC real estate development had been sold.

As of December 31, 2010, Chelsea Eleven LLC had approximately $54,053 of total assets and $24,142 of total liabilities, excluding amounts owed to New Valley Oaktree Chelsea Eleven LLC (approximately $103,757 at December 31, 2010).

Chelsea Eleven LLC retired its construction loan during the second quarter of 2010 from the proceeds of the sales of units. In addition, on July 1, 2010, Chelsea Eleven LLC borrowed $47,100 (approximately $18,200 as of December 31, 2010), which is due on July 1, 2012, bearing interest at 14% per annum. The proceeds were used to retire Chelsea Eleven LLC’s then outstanding mezzanine debt (approximately $37,200) and other working capital purposes.

As of December 31, 2010, we had received net distributions of $1,042 from New Valley Oaktree Chelsea Eleven LLC ($4,905 before accounting for loans of $3,863). Our maximum exposure to loss on our investment in New Valley Chelsea Eleven LLC is $10,958 at December 31, 2010.

Aberdeen Townhomes LLC.  In June 2008, a subsidiary of New Valley purchased a preferred equity interest in Aberdeen Townhomes LLC for $10,000. Aberdeen acquired five townhome residences located in Manhattan, New York, which it is in the process of rehabilitating and selling. We recorded an impairment loss of $3,500 related to Aberdeen in each of 2008 and 2009.

In September 2009, one of the five townhomes was sold and the mortgage of approximately $8,700 was retired. We received a preferred return distribution of approximately $1,752. We did not record a gain or loss on the sale.

Aberdeen sold a townhome in both January 2010 and August 2010 and the two respective mortgages of approximately $14,350 were retired. We received a preferred return distribution of approximately $970 in connection with the sales. In addition, Aberdeen received $375 in August 2010 from escrow on the January 2010 sale.

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

We are the primary beneficiary of the VIE, and as a result, our consolidated financial statements now include the account balances of Aberdeen Townhomes LLC as of December 31, 2010. These balances include:

December 31, 2010

Cash	$4
Restricted cash	351
Investment in townhomes	16,275
Accounts payable	1,401

The $16,275 investment in townhomes is based on September 2010 third-party appraisals, net of estimated selling expenses. We recognized a gain of $760 primarily resulting from the acquisition of mortgage loans and $352 of operating income after consolidation.

In February 2011, Aberdeen sold one of the two remaining townhomes for approximately $12,500 before closing costs. The property was carried at $8,463 as of December 31, 2010.

Other recent investments in non-consolidated real estate businesses.  In 2010, New Valley, through its NV 955 LLC subsidiary, contributed $18,000 to a joint venture, Fifty Third-Five Building LLC, which was formed for the purposes of acquiring a defaulted real estate loan, collateralized by real estate located in New York City. The loan was acquired for approximately $35,500. Litigation on the defaulted real estate loan is pending.

In October 2010, New Valley, through its NV Milan LLC subsidiary, acquired a 7.2% interest in Sesto Holdings S.r.l. for approximately $5,000. Sesto holds a 42% interest in an entity that has purchased approximately 322 acres in Milan, Italy. Sesto intends to develop the land as a multi-parcel, multi-building mixed use urban regeneration project.

Losses on Long-term Investments.  We recorded a loss of $21,900 in 2008 due to the performance of three of our long-term investments in various investment funds in 2008. During 2008, one of our long-term investments was impaired due to a portion of its underlying assets being held in an account with the European subsidiary of Lehman Brothers Holdings Inc. while our other long-term investments were impaired as a result of the funds’ performances in 2008. We record impairment charges when it is determined an other-than-temporary decline in fair value exists in any of our long-term investments. Thus, future impairment charges may occur. In April 2008, we elected to withdraw our investment in Jefferies Buckeye Fund, LLC (“Buckeye Fund”), a privately managed investment partnership, of which Jefferies Asset Management, LLC is the portfolio manager. We recorded a loss of $567 during the first quarter of 2008 associated with the Buckeye Fund’s performance, which has been included as “Other expense” on our consolidated statement of operations. We received proceeds of $8,328 in May 2008 and received an additional $925 of proceeds in 2009, which was included in “Other current assets” on our consolidated balance sheet as of December 31, 2008. Another of our long-term investments was liquidated in January 2011, and we received proceeds of $8,886. This investment had a carrying value of $4,750 as of December 31, 2010.

Recent Developments in Tobacco-Related Litigation

The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2010, there were approximately 6,900 individual suits, six purported class actions and four healthcare cost recovery actions pending in the United States in which Liggett or us, or both, were named as a defendant. To date, adverse verdicts have been entered against Liggett in four Engle progeny cases. As of December 31, 2010, 43 alleged Engle progeny cases, where Liggett is currently named as a defendant, were scheduled for trial in 2011.

Liggett Only Cases.  There are currently seven cases pending where Liggett is the only tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases. In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages of $1,200 as well as $96 in expenses, but found that the plaintiff was 40% at fault. Therefore, plaintiff’s award was reduced to $720 in compensatory damages. Punitive damages were not awarded. In February 2011, the award was affirmed on appeal. In September 2010, the court awarded plaintiff’s attorneys’ fees of $996. Liggett has accrued $2,000 for this matter for the year ended December 31, 2010. In Blitch v. R.J. Reynolds, an Engle progeny case, trial is scheduled for March 7, 2011. In O’Dwyer-Harkins v. R.J. Reynolds, an Engle progeny case, trial is scheduled for August 8, 2011. There has been no recent activity in Hausrath v. Philip Morris, a case pending in New York state court, where two individuals are suing. The other three individual actions, in which Liggett is the only tobacco company defendant, are dormant. In Davis v. Liggett Group, another Liggett only case, judgment was entered against Liggett in the amount of $540 plus attorneys’ fees. The judgment was paid by Liggett and this matter is concluded.

Engle Progeny Cases.  In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co.  rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and the Company have been named in 6,827 Engle progeny cases in both federal (3,735 cases) and state (3,092 cases) courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. These cases include approximately 9,100 plaintiffs, 671 of which represent consortium claims. The number of state court Engle progeny cases may increase as multi-plaintiff cases continue to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties.

Through December 31, 2010, there were 20 plaintiffs’ verdicts against the industry in Engle progeny cases, including four adverse verdicts against Liggett, above, and 11 defense verdicts. The plaintiffs’ verdicts are currently on appeal. Several defense verdicts have also been appealed.

Critical Accounting Policies

General.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include restructuring and impairment charges, inventory valuation, deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, the estimated fair value of embedded derivative liabilities, settlement accruals, restructuring, long-term investments and impairments, accounting for investments in equity securities, and litigation and defense costs. Actual results could differ from those estimates.

Revenue Recognition.  Revenues from sales of cigarettes are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. In accordance with authoritative guidance on how taxes collected from customers and remitted to governmental authorities should be presented in the income statement (that is, gross versus net presentation)”, our accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues and cost of sales totaled $538,328, $377,771, and $168,170 for the years ended December 31, 2010, 2009 and 2008, respectively. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

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

Contingencies.  We record Liggett’s product liability legal expenses and other litigation costs as operating, selling, general and administrative expenses as those costs are incurred. As discussed in Note 12 to our consolidated financial statements and above under the heading “Recent Developments in Tobacco-Related Litigation”, legal proceedings are pending or threatened in various jurisdictions against Liggett. A large number of individual product liability cases have been filed in state and federal courts in Florida as a result of the Florida Supreme Court’s decision in the Engle case. We record a provision for loss in litigation in our consolidated financial statements when we believe an unfavorable outcome is probable and the amount of loss can be reasonably estimated. In all our pending legal proceedings, management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending tobacco-related litigation or the costs of defending such cases, and, except as disclosed in Note 12 to our consolidated financial statements, we have not provided any amounts in our consolidated financial statements for unfavorable outcomes, if any. You should not infer from the absence of any such reserve in our consolidated financial statements that Liggett will not be subject to significant tobacco-related liabilities in the future. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.

Settlement Agreements.  As discussed in Note 12 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the Master Settlement Agreement recorded in the accompanying consolidated statements of operations were $135,684 for 2010, $67,158 for 2009 and $48,554 for 2008. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

Embedded Derivatives and Beneficial Conversion Feature.  We measure all derivatives, including certain derivatives embedded in other contracts, at fair value and recognize them in the consolidated balance sheet as an asset or a liability, depending on our rights and obligations under the applicable derivative contract. We have issued variable interest senior convertible debt in a series of private placements where a portion of the total interest payable on the debt is computed by reference to the cash dividends paid on our common stock. This portion of the interest payment is considered an embedded derivative within the convertible debt, which we are required to separately value. As a result, we have bifurcated this embedded derivative and estimated the fair value of the embedded derivative liability. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is then amortized to interest expense over the term of the debt using the effective interest method.

At December 31, 2010 and 2009, the fair value of derivative liabilities was estimated at $141,492 and $153,016, respectively. The decrease is due to the gains on the changes in fair value of convertible debt.

Changes to the fair value of these embedded derivatives are reflected on our consolidated statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. We recognized a gain of $11,524 in 2010, a loss of $35,925 in 2009 and a gain of $24,337 in 2008 due to changes in the fair value of the embedded derivatives.

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

We recognized non-cash interest expense of $4,437, $5,390 and $5,805 in 2010, 2009 and 2008, respectively, due to the amortization of the debt discount attributable to the embedded derivatives and $2,531, $2,869, and $2,963 in 2010, 2009 and 2008, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.

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

Stock-Based Compensation.  Our stock-based compensation uses a fair value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight line basis over the requisite service period of the award. We recognized stock-based compensation expense of $1,218, $292 and $186 in 2010, 2009 and 2008 related to the amortization of stock option awards and $1,452, $3,350 and $3,364 related to the amortization of restricted stock grants. As of

December 31, 2010 and 2009, there was $4,057 and $5,171, respectively, of total unrecognized cost related to employee stock options and $5,086 and $5,705, respectively, of total unrecognized cost related to restricted stock grants. See Note 11 to our consolidated financial statements.

Employee Benefit Plans.  The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of December 31, 2010, our benefit obligations and service cost were computed assuming a discount rate of 5.25% and 5.75%, respectively. In determining our expected rate of return on plan assets we consider input from our external advisors and historical returns based on the expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 4.8%, 3.0% and 2.5% for the years ended December 31, 2010, 2009 and 2008, respectively, and our actual five-year annual rate of return on our pension plan assets was 5.7%, 3.5% and 1.2% for the years ended December 31, 2010, 2009 and 2008, respectively. In computing expense for the year ended December 31, 2011, we will use an assumption of a 7% annual rate of return on our pension plan assets. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.

Net pension expense for defined benefit pension plans and other postretirement benefit expense was $5,001, $4,435 and $3,445 for 2010, 2009 and 2008, respectively, and we currently anticipate such expense will be approximately $3,300 for 2011. In contrast, our funding obligations under the pension plans are governed by the Employee Retirement Income Security Act (“ERISA”). To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the tax qualified pension plans for the pension plan year beginning on January 1, 2011 and ending on December 31, 2011.

Long-Term Investments and Impairments.  At December 31, 2010, we had long-term investments of $56,987, which consisted primarily of investment partnerships investing in investment securities and real estate. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of the investment partnerships is provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. Gains are recognized when realized in our consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. On a quarterly basis, we evaluate our investments to determine whether an impairment has occurred. If so, we also make a determination of whether such impairment is considered temporary or other-than-temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts and circumstances driven. However, among the matters that are considered in making such a determination are the period of time the investment has remained below its cost or carrying value, the severity of the decline, the likelihood of recovery given the reason for the decrease in market value and our original expected holding period of the investment.

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

As a result of our suspension of low nicotine and nicotine-free cigarette products by Vector Tobacco and significant reductions in Vector Tobacco’s related research activities, we reevaluated our operating segments and combined the Liggett and Vector Tobacco businesses into a single Tobacco segment. For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three years ended December 31, 2010 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes and the research related to reduced risk products. The Real Estate segment includes the Company’s investment in Escena and investments in non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies and can be found in Note 1 to our consolidated financial statements. Prior year segment information has been recast to conform to the current presentation.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Revenues:
Tobacco	$1,063,289	$801,494	$565,186

Operating income:
Tobacco	130,157 (1)	160,915 (2)	161,850
Real estate	(631)	(886)	—
Corporate and other	(18,213)	(16,862)	(26,546)

Total operating income	$111,313	$143,167	$135,304

(1)	Operating income includes litigation judgment expense of $16,161 and a $3,000 settlement charge.

(2)	Operating income includes a gain of $5,000 on the Philip Morris brand transaction completed February 2009 and restructuring costs of $900.

2010 Compared to 2009

Revenues.  All of our revenues were from the Tobacco segment for the years ended December 31, 2010 and 2009, respectively. Liggett increased the list price of LIGGETT SELECT and EVE by $0.90 per carton in February 2009 and an additional $7.10 per carton in March 2009. Liggett increased the list price of GRAND PRIX by $7.20 per carton in March 2009. In June 2009, Liggett increased the list price of all brands by $0.10 per carton in conjunction with the user fees imposed by the passage of the bill granting the FDA jurisdiction over tobacco. Liggett increased the list price of LIGGETT SELECT, EVE, and GRAND PRIX by $0.60 per carton in January 2010, an additional $0.65 per carton in May 2010, and an additional $0.75 per carton in October 2010. Liggett increased the list price of PYRAMID by $1.30 per carton in January 2011.

All of our sales were in the discount category for the years ended December 31, 2010 and 2009, respectively. Revenues were $1,063,289 for the year ended December 31, 2010 compared to $801,494 in 2009. Revenues increased by 32.7% ($261,795) due to a favorable price variance of $93,510, primarily related to increases in price of LIGGETT SELECT and GRAND PRIX (primarily associated with the increase in federal excise taxes on cigarettes) and a favorable sales volume variance of $170,290 (approximately 2,133.3 million units or a 24.9% increase in unit volume primarily related to PYRAMID) offset by an unfavorable mix variance of $1,976.

Tobacco Gross Profit.  Tobacco gross profit was $218,183 for the year ended December 31, 2010 compared to $224,109 in 2009. The $5,926 (2.6%) decrease was primarily due to the sales mix. As a percent of revenues (excluding federal excise taxes), Tobacco gross profit decreased to 41.6% for year ended December 31, 2010 compared to gross profit of 52.9% for the same period in 2009 due to the sales mix and an increase in MSA expense due to growth in market share offset by increased sales prices in 2010.

Expenses.  Operating, selling, general and administrative expenses were $90,709 for the year ended December 31, 2010 compared to $85,041 for the same period last year, an increase of $5,668 (6.7%). Tobacco expenses, not including the $16,161 litigation judgment expense and a $3,000 settlement charge, were $68,865 for the year ended December 31, 2010 compared to $68,194 for the same period in 2009, an increase of $671 (1.0%) which was primarily the result of an increase in personnel and freight costs associated with increased unit sales in 2010 offset by a decrease of pension expense of approximately $2,000 and a decrease in research expenses of $951. Tobacco product liability legal expenses and other litigation costs were $10,028 and $6,000 for the year ended December 31, 2010 and 2009, respectively. In addition, we recorded $16,161 of expense associated with a litigation judgment paid in 2010. Expenses at the corporate segment increased from $15,691 to $21,213 due primarily to higher expenses associated with our Supplemental Retirement Plan and professional fees in 2010. The real estate segment expenses decreased from $886 in 2009 to $631 in 2010 related to expenses incurred in connection with Escena’s operations.

Operating income.  Operating income was $111,313 for the year ended December 31, 2010 compared to $143,167 for the same period last year, a decrease of $31,854 (22.2%). Tobacco segment operating income decreased from $160,915 for the year ended December 31, 2009 to $130,157 for the same period in 2010 primarily due to the $16,161 litigation judgment expense and the $3,000 settlement charge recorded in 2010, the absence of a gain recorded in 2009 of $5,000 from the Philip Morris brands transaction in 2010 and lower margins on higher volume brands in 2010. The real estate segment’s operating loss of $631 in 2010 related primarily to Escena’s operations. The operating loss at the corporate segment was $18,213 for the year ended December 31, 2010 compared to $16,862 for the same period last year, an increase of $1,351.

Other Income (Expenses).  Other expenses were $25,743 for the year ended December 31, 2010 compared to $114,630 for the past year. For the year ended December 31, 2010, other expenses primarily consisted of interest expense of $84,096 offset by other income of $11,524 for changes in fair value of derivatives embedded within convertible debt, net realized gains on investments held for sale of $19,869, equity income on non-consolidated real estate businesses of $23,963, equity income on a long-term investment of $1,489 and interest and other income of $1,508. For the year ended December 31, 2009, other expenses primarily consisted of interest expense of $68,490, a loss on the extinguishment of the 5% Notes of $18,573, a loss of $35,925 for changes in fair value of derivatives embedded within convertible debt, a loss of $8,500 associated with a decline in value in the Escena mortgage receivable of $5,000 and the Aberdeen real estate investment of $3,500, offset by equity income of $15,213 on non-consolidated real estate businesses and other income of $1,645.

The fair value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The income of $11,524 from the embedded derivative for the year ended December 31, 2010 was primarily the result of increasing spreads between corporate convertible debt and risk-free investments offset by interest payments during the period. The loss of $35,925 for the year ended December 31, 2009, was primarily the result of declining spreads between corporate convertible debt and risk-free investments offset by interest payments during the period.

Income before income taxes.  Income before income taxes for the year ended December 31, 2010 was $85,570 compared to income before income taxes of $28,537 in 2009.

Income tax expense.  The income tax expense was $31,486 for the year ended December 31, 2010 compared to $3,731 for the same period in 2009.

Vector’s income tax rates for the years ended December 31, 2010 and 2009 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction. In addition, we recorded a benefit of $6,166 for the year ended December 31, 2009, resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The net deferred tax asset has been recognized for state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.

2009 Compared to 2008

Revenues.  All of our revenues were from the Tobacco segment for the years ended December 31, 2009 and 2008, respectively. In April 2008, Liggett increased the list price of GRAND PRIX by $0.40 per carton. In addition, in April 2008, Liggett decreased the early payment terms on its cigarettes from 2.75% to 2.25% of invoice amount. In August 2008, Liggett increased the list price of LIGGETT SELECT, EVE and GRAND PRIX by $1.00 per carton. Liggett increased the list price of LIGGETT SELECT and EVE by $0.90 per carton in February 2009 and an additional $7.10 per carton in March 2009. Liggett increased the list price of GRAND PRIX by $7.20 per carton in March 2009. In June 2009, Liggett increased the list price of all brands by $0.10 per carton in conjunction with the user fees imposed by the passage of the bill granting the FDA jurisdiction over tobacco.

All of our sales were in the discount category for the years ended December 31, 2009 and 2008, respectively. Revenues were $801,494 for the year ended December 31, 2009 compared to $565,186 in 2008. Revenues increased by 41.8% ($236,308) due to a favorable price variance of $227,112 and sales mix of $14,401 primarily related to LIGGETT SELECT and GRAND PRIX offset by an unfavorable volume variance of $4,837 (approximately 63.6 million units). The favorable price variance was primarily attributable to increases of $209,601 in federal excise taxes associated with the increase in tax rate effective April 1, 2009. Net revenues of the LIGGETT SELECT brand increased $7,661 for the year ended December 31, 2009 compared to 2008 from a favorable variance from pricing of $60,304 ($29,024 attributable to the excise tax increase) offset by a decrease in unit volume of 29.0% (751.1 million units). Net revenues of the GRAND PRIX brand increased $45,366 for 2009 compared to 2008 from a favorable variance from pricing of $71,332 ($48,048 attributable to the excise tax increase) offset by a decrease in volume of 14.8% (416.5 million units). Net revenues of Liggett’s PYRAMID brand increased $103,019 due to increased volume of 1,197.7 million units following the brand’s repositioning in the second quarter of 2009.

Tobacco Gross Profit.  Tobacco gross profit was $224,109 for the year ended December 31, 2009 compared to $229,887 in 2008. The $5,778 (2.5%) decrease was primarily due to decreased volume of LIGGETT SELECT and GRAND PRIX for the year ended December 31, 2009. As a percent of revenues (excluding federal excise taxes), gross profit decreased to 52.9% for the year ended December 31, 2009 compared to gross profit of 58.2% for 2008. This decrease in Tobacco’s gross profit in the 2009 period was attributable primarily to volume mix.

Expenses.  Operating, selling, general and administrative expenses were $85,041 for the year ended December 31, 2009 compared to $94,583 in 2008, a decrease of $9,542 (10.1%). Tobacco expenses were $68,194 for the year ended December 31, 2009 compared to $68,037 in 2008, an increase of $157 or 0.2%. The increase in Tobacco’s expense related to an increase in pension expense in the 2009 period compared to the 2008 period offset by decreased product liability and other litigation costs. Liggett’s product liability expenses and other litigation costs were approximately $6,000 in 2009 compared to $8,800 in 2008. Expenses at the corporate level decreased from $26,546 in 2008 to $15,961 in 2009 due primarily to lower compensation expense and expenses associated with our Supplemental Retirement Plan in 2009 due to the retirement of our former Executive Chairman on December 30, 2008. The real estate segment expenses of $886 in 2009 related to expenses incurred in connection with Escena’s operations.

Operating income.  Operating income was $143,167 for the year ended December 31, 2009 compared to $135,304 for the same period in 2008, an increase of $7,863 (5.8%). Tobacco segment operating income decreased from $161,850 for the year ended December 31, 2008 to $160,915 for the same period in 2009 primarily due to the decline in gross profit discussed above offset by the $5,000 gain from the brands transaction and decreased research costs partially offset by lower sales volume.

Other Income (Expenses).  For the year ended December 31, 2009, other expenses were $114,630 compared to $40,732 for the year ended December 31, 2008. For the year ended December 31, 2009, other expenses primarily consisted of interest expense of $68,490, a loss on the extinguishment of the 5% Notes of $18,573, a loss of $8,500 associated with a decline in value of the former Escena mortgage receivable ($5,000) and the Aberdeen real estate investment ($3,500), a loss of $35,925 for changes in fair value of derivatives embedded within convertible debt, equity income of $15,213 on non-consolidated real estate businesses, and interest income of $492 and $1,153 of other income. The equity income of $15,213 for the 2009 period consisted of $11,429 from New Valley’s investment in Douglas Elliman Realty, $2,084 from 16th and K, $1,500 from New Valley Oaktree Chelsea Eleven LLC and $200 from another non-consolidated real estate business. For the year ended December 31, 2008, other expenses consisted of interest expense of $62,335 and losses of $21,900 associated with the performance of three investment partnerships, a decline in value of the former mortgage receivable of $4,000, a loss of $3,000 associated with the performance of our investment securities available for sale and a loss of $3,500 associated with our investment in Aberdeen, which were offset by equity income from non-consolidated real estate businesses of $24,399, a gain from changes in fair value of derivatives embedded within convertible debt of $24,337, and interest and dividend income of $5,864. The equity income of $24,399 for the 2008 period resulted from New Valley’s investment in Douglas Elliman Realty which contributed $11,833 and $12,566 from 16th and K, which consisted of income of $16,362 in connection with the sale of 16th and K’s interest in 90% of the St. Regis Hotel in Washington, D.C., offset by equity losses of $3,796 from the operations of the hotel.

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

Vector’s income tax rates for the years ended December 31, 2009 and 2008 differ from the statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction. In addition, we recorded a benefit of $6,166 for the year ended December 31, 2009 resulting from the reduction of a previously established valuation allowance of a deferred tax asset.

Liquidity and Capital Resources

Net cash and cash equivalents increased by $90,371 in 2010 and decreased by $1,651 in 2009 and $27,012 in 2008.

Net cash provided by operations was $67,004, $5,667 and $91,265 in 2010, 2009 and 2008, respectively. The increase from 2009 to 2010 related primarily to lower income tax payments in the 2010 period due to higher taxable income in the 2009 period as a result of the recognition of a previously deferred gain of approximately $192,000, the $20,860 payment in 2009 to the Executive Chairman upon his retirement in accordance with the our Supplemental Retirement Plan and increased settlement accruals under the Master Settlement Agreement in 2010 compared to 2009. We accrue liabilities under the Master Settlement Agreement when a sale is consummated; however, the payments under the Master Settlement Agreement are generally not made until the December in the year of the sale or the April after the year of sale. The difference was offset by the absence of the $5,000 payment received on the Philip Morris brands transaction in 2009 and a $14,361 litigation judgment payment made in 2010. The decrease from 2008 to 2009 was primarily due to additional income tax payments in the 2009 period and the payment to the Executive Chairman upon his retirement in accordance with our Supplemental Retirement Plan offset by increased operating income.

Cash used in investing activities was $45,132, $6,816 and $33,895 in 2010, 2009 and 2008, respectively. In 2010, cash was used for the purchase of an investment in a joint venture of $18,000, Aberdeen mortgages of $13,462, investment securities of $9,394, long-term investments of $5,062, investments in non-consolidated real estate business of $6,645, a decrease in non-current restricted assets of $1,100, an increase in cash surrender value of life insurance policies of $936, the issuance of notes receivable of $930, and capital expenditures of $23,391 offset by the proceeds from the sale or maturity of investment securities of $28,587, distributions from non-consolidated real estate businesses of $3,539, proceeds from the sale or liquidation of long-term investments of $1,002, cash acquired in Aberdeen consolidation of $473, and proceeds from the sale of fixed assets of $187. In 2009, cash was used for the purchase of investment securities of $12,427, capital expenditures of $3,848, an increase in cash surrender value of corporate-owned life insurance policies of $839, an investment in non-consolidated real estate assets of $474, a purchase of long-term investments of $51, offset by distributions from non-consolidated real estate businesses of $6,730, proceeds from the liquidation of long-term investments of $2,254, proceeds from the sale or maturity of investment securities of $78 and a decrease in restricted assets of $1,720. In 2008, cash was used for the purchase of the mortgage receivable of $21,704, the investment in Aberdeen for $10,000 and Chelsea for $12,000, the purchase of investment securities of $6,411, capital expenditures of $6,309, purchase of preferred stock in other investments, including Castle Brands, of $4,250, an increase in the cash surrender value of corporate-owned life insurance policies of $938, an increase in restricted assets of $411 and the purchase of long-term investments of $51 offset by the distributions from non-consolidated real estate businesses of $19,393 and from the proceeds from the liquidation of long-term investments of $8,334, and the proceeds from the sale of fixed assets of $452.

Cash provided by financing activities was $68,499 in 2010 and cash used in financing activities was $502 and $84,382 in 2009 and 2008, respectively. In 2010, cash provided by financing activities was primarily from proceeds of debt issuance of $185,714, net borrowings under the revolver of $18,326, proceeds from the exercise of Vector options of $1,265 and excess of tax benefit of options exercised of $269 offset by cash used for distributions on common stock of $117,459, repayments of debt of $14,539 and deferred finance charges of $4,932. Cash used in financing activities in 2009 resulted from proceeds of debt issuance of $118,805, excess tax benefit of options exercised of $9,162, and the proceeds from exercise of stock options of $1,194, offset by cash used for distributions on common stock of $115,778, repayment of debt of $6,179, deferred financing charges of $5,573, and net repayments over borrowings of debt under the revolver of $2,133. In 2008, cash was primarily used for distributions on common stock of $103,870, repayments on debt of $6,329 and deferred financing charges of $137, offset by the excess tax benefit of options exercised of $18,304, net borrowing under the revolver of $4,733, debt issuance of $2,831, and the proceeds from the exercise of options of $86.

Liggett.  In 2010, Liggett entered into nine financing agreements for a total of $16,634 related to the purchase of equipment. The weighted average interest rate of the outstanding debt is 5.28% per annum and the interest rate on the notes ranges between 2.59% and 6.13%. The debt is payable over 30 to 60 months with an average term of 56 months. Total monthly installments are $297.

Liggett also refinanced $3,575 of debt related to previous equipment purchases. The refinanced debt has an interest rate of 5.95% and is payable in 36 installments of $109. Each of these equipment loans is collateralized by the purchased equipment.

The majority of these equipment purchases are due to Liggett’s increased unit volume sales plus an increasing proportion of sales in box style packaging versus soft pack. Liggett’s management expects capital expenditures of approximately $10,000 in 2011, of which the majority will be financed on terms similar to the previous 2010 financing arrangements.

Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $35,710 was outstanding at December 31, 2010. Availability as determined under the facility was approximately $294 based on eligible collateral at December 31, 2010. The facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the facility, on a trailing twelve-month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The covenants also require that annual capital expenditures, as defined under the facility, (before a maximum carryover amount of $2,500) shall not exceed $10,000 during any fiscal year except 2010, where Liggett is permitted capital expenditures up to $33,000, as amended, as of August 31, 2010. At December 31, 2010, management believed that Liggett was in compliance with all covenants under the credit facility as amended; Liggett’s EBITDA, as defined, were approximately $114,720 for the twelve months ended December 31, 2010.

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

In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $24,835 of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. Liggett paid its share of the damages award and plaintiff’s claim for interest and attorneys’ fees ($14,361). To date, four other verdicts have been entered in Engle progeny cases against Liggett in the total amount of approximately $5,872. These verdicts are on appeal. It is possible that additional cases could be decided unfavorably. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 12 to our consolidated financial statements and “Legislation and Regulation” below for a description of legislation, regulation and litigation.

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

Vector.  As described above under “Recent Developments”, on May 11, 2009, we issued in a private placement the 6.75% Note due 2014 in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. On June 30, 2009, we issued $106,940 of our 6.75% Exchange Notes due 2014 in exchange for $99,944 aggregate principal amount of the 5% Notes due 2011, valued at 107% principal amount. On November 16, 2009, we exchanged approximately $555 aggregate principal of the 5% Notes due 2011, valued at 107% principal amount, for $593 aggregate principal of our 6.75% Exchange Notes due 2014 and retired the remaining $360 of the 5% Notes due 2011 for cash.

In August 2007, we sold $165,000 of our 11% Senior Secured Notes due 2015 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. In September 2009, we sold at 94% of face value an additional $85,000 principal amount of our 11% Senior Secured Notes due 2015. We received net proceeds from the 2009 offering of approximately $80,400. In April 2010, we sold another $75,000 principal amount of the Senior Secured Notes at 101% of face value and we received net proceeds of approximately $73,500. In December 2010, we sold at 103% of face value an additional $90,000 principal amount of the Senior Secured Notes in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. We received net proceeds from the 2010 offering of approximately $90,850.

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

	Indenture	December 31,	December 31,
Covenant	Requirement	2010	2009

Consolidated EBITDA, as defined	$50,000	$184,151	$174,158
Leverage ratio, as defined	<3.0 to 1	0.5 to 1	0.3 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.1 to 1	Negative

We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2010, we and our subsidiaries had total outstanding indebtedness (including the embedded derivative liabilities related to our convertible notes) of $682,530. We must redeem $11,000 of our 3.875% Variable Interest Senior Convertible Debentures by June 15, 2011, and we may be required to purchase $99,000 of the debentures on June 15, 2012. Approximately $157,500 of our 3.75% convertible debt matures in 2014 and $415,000 of our 11% senior secured notes matures in 2015. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

We believe that our cigarette operations are positive cash flow generating units and will continue to be able to sustain their operations without any significant liquidity concerns.

In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $300,000, investment securities available for sale of approximately $79,000, long-term investments with an estimated value of approximately $83,000 and availability under Liggett’s credit facility of approximately $300 at December 31, 2010. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.

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

The total amount of unrecognized tax benefits was $10,216 at January 1, 2010 and decreased $3,448 during the year ended December 31, 2010 primarily from the favorable result from a state income tax audit. The total amount of unrecognized tax benefits was $7,503 at January 1, 2009 and increased $2,713 during the year ended December 31, 2009.

Long-Term Financial Obligations and Other Commercial Commitments

Our significant long-term contractual obligations as of December 31, 2010 were as follows:

Contractual Obligations	2011	2012		2013	2014	2015	Thereafter		Total

Long-term debt(1)	$51,345	$105,793	(8)	$4,375	$161,158	$418,025	$3,557	(8)	$744,253
Operating leases(2)	4,739	3,984		2,204	1,165	630	21		12,743
Inventory purchase commitments(3)	41,896	—		—	—	—	—		41,896
Capital expenditure purchase commitments(4)	2,726	—		—	—	—	—		2,726
Interest payments(5)	83,548	83,839		84,906	86,173	60,985	212,691		612,142

Total (6),(7)	$184,254	$193,616		$91,485	$248,496	$479,640	$216,269		$1,413,760

(1)	Long-term debt is shown before discount and assumes that only the mandatory redemption amounts will be retired on our 3.875% Variable Interest Senior Convertible Debentures due 2026 (10% and 90% of the principal balance in 2011 and 2026, respectively). For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 7 to our consolidated financial statements.

(2)	Operating lease obligations represent estimated lease payments for facilities and equipment. The amounts presented do not include amounts scheduled to be received under non-cancelable operating subleases of $965 in 2011, $965 in 2012, $402 in 2013, $0 in 2014, $0 in 2015 and $0 thereafter. See Note 8 to our consolidated financial statements.

(3)	Inventory purchase commitments represent purchase commitments under our leaf inventory management program. See Note 4 to our consolidated financial statements.

(4)	Capital expenditure purchase commitments represent purchase commitments for machinery and equipment at Liggett and Vector Tobacco. See Note 5 to our consolidated financial statements.

(5)	Interest payments are based on current interest rates at December 31, 2010 and the assumption our current policy of a cash dividend of $0.40 per quarter and an annual 5% stock dividend will continue. In addition, interest payments have been computed assuming that only the mandatory amounts will be retired on our convertible debt as discussed in Note (1) above. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 7 to our consolidated financial statements.

(6)	Not included in the above table is approximately $19,165 of net deferred tax liabilities and $5,860 of unrecognized income tax benefits.

(7)	Because their future cash outflows are uncertain, the above table excludes our pension and postretirement benefit plans and contractual guarantees.

(8)	We may be required to redeem $99,000 of this amount in 2012, in accordance with the terms of our 3.875% Variable Interest Senior Convertible Debentures due 2026.

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

Off-Balance Sheet Arrangements

We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2010, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and we believe the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2010.

At December 31, 2010, we had outstanding approximately $341 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.

We committed to fund up to $900 in a credit line to our investee, Castle Brands Inc. in 2009. In December 2010, we increased our commitment to fund the credit line from $900 to $1,100. We contributed our full commitment of $1,100 as of December 31, 2010.

Market Risk

We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.

As of December 31, 2010, approximately $41,900 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of December 31, 2010, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $419.

In addition, as of December 31, 2010, approximately $81,405 ($267,530 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance.

Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $5,491 with approximately $370 resulting from the embedded derivative associated with our 6.75% Note due 2014, $702 resulting from the embedded derivative associated with our 6.75% exchange notes due 2014, and the remaining $4,419 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $6,750 per year.

We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in yield of our debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes our future dividend payments and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of our embedded derivatives was between $138,701 and $144,391. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $141,492 as of December 31, 2010. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

We held investment securities available for sale totaling $78,754 at December 31, 2010, which includes 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. carried at $16,253.

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

The TPSAC has initiated its review of the use of menthol in cigarettes, so far holding several meetings to discuss the impact of the use of menthol in cigarettes on the public health. A subcommittee of the TPSAC has held several meetings on this topic and provided the full TPSAC with its recommendations and a draft initial list of harmful and potentially harmful tobacco constituents, which the TPSAC adopted. The TPSAC is expected to issue a report and recommendations on this topic to FDA in March 2011.

The law imposes user fees on certain tobacco product manufacturers in order to fund tobacco-related FDA activities. User fees will be allocated among tobacco product classes according to a formula set out in the legislation, and then among manufacturers and importers within each class based on market share. The FDA user fees for Liggett and Vector Tobacco for 2010 were $10,083 and we estimate that they will be significantly higher in the future.

The law also imposes significant new restrictions on the advertising and promotion of tobacco products. For example, as required under the law, FDA has finalized certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). Subject to limitations imposed by a federal injunction (discussed below), these regulations took effect on June 22, 2010. As written, these regulations significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color and graphics in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events, and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for nontobacco products.

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

In April 2010, a number of cigarette manufacturers filed a federal lawsuit against FDA challenging the restrictions on trade or brand names based upon First Amendment and other grounds. In May 2010, FDA issued a guidance document indicating that FDA is aware of concerns regarding the trade and brand name restrictions and is considering what changes, if any, would be appropriate to address those concerns. FDA also indicated that while the agency is considering those issues, it intends to exercise its enforcement discretion and not commence trade or brand name enforcement actions for the duration of its consideration where: (1) The trade or brand name of the cigarettes or smokeless tobacco product was registered, or the product was marketed, in the United States on or before June 22, 2009; or (2) The first marketing or registration in the United States of the tobacco product occurs before the first marketing or registration in the United States of the non-tobacco product bearing the same name; provided, however, that the tobacco and non-tobacco product are not owned, manufactured, or distributed by the same, related, or affiliated entities (including as a licensee). The lawsuit was subsequently stayed, at the request of the parties, while FDA is in the process of evaluating these concerns. We cannot predict the future course or outcome of FDA’s deliberations or this litigation.

The FDA law requires premarket review of “new tobacco products.” A “new tobacco product” is one that was not commercially marketed in the U.S. before February 15, 2007 or that was modified after that date. In general, before a company may commercially market a “new tobacco product,” it must either (a) submit an application and obtain an order from the FDA permitting the product to be marketed; or (b) submit a report and receive an FDA order finding the product to be “substantially equivalent” to a “predicate” tobacco product that was commercially marketed in the U.S. prior to February 15, 2007. A “substantially equivalent” tobacco product is one that has the “same characteristics” as the predicate or one that has “different characteristics” but does not raise “different questions of public health.”

Manufacturers of products first introduced after February 15, 2007 and before March 22, 2011 who submit a substantial equivalence report to the FDA prior to March 23, 2011 may continue to market the tobacco product unless FDA issues an order that the product is not substantially equivalent. Failure to submit the report before March 23, 2011, or FDA’s conclusion that such a “new tobacco product” is not substantially equivalent, will cause the product to be deemed misbranded and/or adulterated. After March 22, 2011, a “new tobacco product” may not be marketed without an FDA substantial equivalence determination.

In January 2011, FDA issued a guidance document along with a proposed rule to establish the process and criteria for requesting an exemption from substantial equivalence requirements. We cannot predict how FDA will interpret and apply these requirements, or whether FDA will deem our products to be substantially equivalent to already marketed tobacco products.

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

In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products have been assessed $10,140,000 over a ten year period, commencing in 2005, to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers are currently responsible for 95% of the assessment (subject to adjustment in the future), which is allocated based on relative unit volume of domestic cigarette shipments. Liggett’s and Vector Tobacco’s assessment was $31,161 for 2010. Management anticipates that the assessment will be higher for 2011. The relative cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers are no longer obligated to make certain contractual payments, commonly known as Phase II payments, that they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.

Cigarettes are subject to substantial and increasing federal, state and local excise taxes. On April 1, 2009, the federal cigarette excise tax increased from $0.39 to $1.01 per pack. State excise taxes vary considerably and, when combined with sales taxes, local taxes and the federal excise tax, may exceed $4.00 per pack. Many states are considering, or have pending, legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had, and will continue to have, an adverse effect on sales of cigarettes.

Over the last several years all 50 states and the District of Columbia have enacted virtually identical legislation requiring cigarettes to meet a laboratory test standard for reduced ignition propensity. Cigarettes that meet this standard are referred to as “fire standards compliant” or “FSC,” and are sometimes commonly called “self-

extinguishing.” All of the cigarettes that Liggett and Vector Tobacco manufacture are fire standards compliant. Compliance with such legislation could be burdensome and costly and could harm the business of Liggett and Vector Tobacco, particularly if there were to be varying standards from state to state.

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

The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:

•	general economic and market conditions and any changes therein, due to acts of war and terrorism or otherwise,

•	impact of current crises in capital and credit markets, including any continued worsening,

•	governmental regulations and policies,

•	effects of industry competition,

•	impact of business combinations, including acquisitions and divestitures, both internally for us and externally in the tobacco industry,

•	impact of restructurings on our tobacco business and our ability to achieve any increases in profitability estimated to occur as a result of these restructurings,

•	impact of new legislation on our competitors’ payment obligations, results of operations and product costs, i.e. the impact of recent federal legislation eliminating the federal tobacco quota system and providing for regulation of tobacco products by the FDA,

•	impact of substantial increases in federal, state and local excise taxes,

•	uncertainty related to product liability litigation including the Engle progeny cases pending in Florida; and,

•	potential additional payment obligations for us under the Master Settlement Agreement and other settlement agreements with the states.

Further information on the risks and uncertainties that we face include the risks discussed above under Item 1A. “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Our Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated February 25, 2011, are set forth beginning on page F-1 of this report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which is included herein.

Material Changes in Internal Control

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the following headings in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference: “Board Proposal 1 — Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Compliance.” See Item 5 of this report for information regarding our executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2011 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2011 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2011 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2011 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) INDEX TO 2010 CONSOLIDATED FINANCIAL STATEMENTS:

Our consolidated financial statements and the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated February 25, 2011, appear beginning on page F-1 of this report.

(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-72

(c) OTHER FINANCIAL STATEMENTS REQUIRED BY REGULATION S-X:

Liggett Group LLC

The consolidated financial statements of Liggett Group LLC for the three years ended December 31, 2010 are filed as Exhibit 99.2 to this report and are incorporated by reference.

Vector Tobacco Inc.

The consolidated financial statements of Vector Tobacco Inc. for the three years ended December 31, 2010 are filed as Exhibit 99.3 to this report and are incorporated by reference.

Douglas Elliman Realty LLC

The consolidated financial statements of Douglas Elliman Realty LLC for the three years ended December 31, 2010 are filed as Exhibit 99.4 to this report and are incorporated by reference.

(a)(3) EXHIBITS

(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

INDEX OF EXHIBITS

EXHIBIT
NO.	DESCRIPTION

* 3.1	Amended and Restated Certificate of Incorporation of Vector Group Ltd. (formerly known as Brooke Group Ltd.) (“Vector”) (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended September 30, 1999).

* 3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector (incorporated by reference to Exhibit 3.1 in Vector’s Form 8-K dated May 24, 2000).

* 3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended June 30, 2007).

* 3.4	Amended and Restated By-Laws of Vector Group Ltd. (incorporated by reference to Exhibit 3.4 in Vector’s Form 8-K dated October 19, 2007).

* 4.1	Amended and Restated Loan and Security Agreement dated as of April 14, 2004, by and between Wachovia Bank, N.A., as lender, Liggett Group Inc. (“Liggett”), as borrower, 100 Maple LLC and Epic Holdings Inc. (the “Wachovia Loan Agreement”) (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated April 14, 2004).

* 4.2	Amendment, dated as of December 13, 2005, to the Wachovia Loan Agreement (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated December 13, 2005).

* 4.3	Amendment, dated as of January 31, 2007, to the Wachovia Loan Agreement (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated February 2, 2007).

* 4.4	Amendment, dated as of August 10, 2007, to the Wachovia Loan Agreement (incorporated by reference to Exhibit 4.6 in Vector’s Form 8-K dated August 16, 2007).

* 4.5	Amendment, dated as of August 16, 2007, to the Wachovia Loan Agreement (incorporated by reference to Exhibit 4.7 in Vector’s Form 8-K dated August 16, 2007).

* 4.6	Intercreditor Agreement, dated as of August 16, 2007, between the Wachovia Bank, N.A., as ABL Lender, U.S. Bank National Association, as Collateral Agent, Liggett Group LLC, as Borrower, and 100 Maple LLC, as Loan Party (incorporated by reference to Exhibit 99.1 in Vector’s Form 8-K dated August 16, 2007).

* 4.7	Amendment, dated as of August 31, 2010, to Wachovia Loan and Agreement (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated November 1, 2010).

* 4.8	Indenture, dated as of July 12, 2006, by and between Vector and Wells Fargo Bank, N.A., relating to the 3 7/8% Variable Interest Senior Convertible Debentures due 2026 (the “3 7/8% Debentures”), including the form of the 3 7/8% Debenture (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated July 11, 2006).

* 4.9	Indenture, dated as of August 16, 2007, between Vector Group Ltd., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 11% Senior Secured Notes due 2015, including the form of Note (the “Senior Notes Indenture”) (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated August 16, 2007).

* 4.10	First Supplemental Indenture, dated as of July 15, 2008, to the Senior Notes Indenture (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated July 15, 2008).

* 4.11	Second Supplemental Indenture, dated as of September 1, 2009, to the Senior Notes Indenture (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated September 1, 2009).

* 4.12	Third Supplemental Indenture, dated as of April 20, 2010, to the Senior Notes Indenture (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated April 20, 2010).

* 4.13	Fourth Supplemental Indenture, dated as of December 3, 2010, to the Senior Notes Indenture (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated December 3, 2010).

EXHIBIT
NO.	DESCRIPTION

* 4.14	Fifth Supplemental Indenture, dated as of December 16, 2010, to the Senior Notes Indenture (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated December 16, 2010).

* 4.15	Pledge Agreement, dated as of August 16, 2007, between VGR Holding LLC, as Grantor, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated August 16, 2007).

* 4.16	Security Agreement, dated as of August 16, 2007, between Vector Tobacco Inc., as Grantor, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.3 in Vector’s Form 8-K dated August 16, 2007).

* 4.17	Security Agreement, dated as of August 16, 2007, between Liggett Group LLC and 100 Maple LLC, as Grantors, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.4 in Vector’s Form 8-K dated August 16, 2007).

* 4.18	Note, dated May 11, 2009, by Vector Group Ltd. to Frost Nevada Investments Trust (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated May 11, 2009).

* 4.19	Purchase Agreement, dated as of May 11, 2009, between Vector Group Ltd. and Frost Nevada Investments Trust (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated May 11, 2009).

* 4.20	Form of Issuance and Exchange Agreement, dated as of June 15, 2009, between Vector Group Ltd. and holders of its 5% Variable Interest Senior Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated June 15, 2009).

* 4.21	Indenture, dated as of June 30, 2009, between Vector Group Ltd. and Wells Fargo Bank, N.A. as trustee, relating to the 6.75% Variable Interest Senior Convertible Exchange Notes Due 2014, including the form of Note (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated June 30, 2009).

* 10.1	Corporate Services Agreement, dated as of June 29, 1990, between Vector and Liggett (incorporated by reference to Exhibit 10.10 in Liggett’s Registration Statement on Form S-1, No. 33-47482).

* 10.2	Services Agreement, dated as of February 26, 1991, between Brooke Management Inc. (“BMI”) and Liggett (the “Liggett Services Agreement”) (incorporated by reference to Exhibit 10.5 in VGR Holding’s Registration Statement on Form S-1, No. 33-93576).

* 10.3	First Amendment to Liggett Services Agreement, dated as of November 30, 1993, between Liggett and BMI (incorporated by reference to Exhibit 10.6 in VGR Holding’s Registration Statement on Form S-1, No. 33-93576).

* 10.4	Second Amendment to Liggett Services Agreement, dated as of October 1, 1995, between BMI, Vector and Liggett (incorporated by reference to Exhibit 10(c) in Vector’s Form 10-Q for the quarter ended September 30, 1995).

* 10.5	Third Amendment to Liggett Services Agreement, dated as of March 31, 2001, by and between Vector and Liggett (incorporated by reference to Exhibit 10.5 in Vector’s Form 10-K for the year ended December 31, 2003).

* 10.6	Corporate Services Agreement, dated January 1, 1992, between VGR Holding and Liggett (incorporated by reference to Exhibit 10.13 in Liggett’s Registration Statement on Form S-1, No. 33-47482).

* 10.7	Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts, and State of Louisiana, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 15 in the Schedule 13D filed by Vector on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).

* 10.8	Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in Vector’s Form 10-Q for the quarter ended March 31, 1997).

* 10.9	Settlement Agreement, dated March 12, 1998, by and among the States listed in Appendix A thereto, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.35 in Vector’s Form 10-K for the year ended December 31, 1997).

* 10.10	Master Settlement Agreement made by the Settling States and Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.’s Form 8-K dated November 25, 1998, Commission File No. 1-8940).

EXHIBIT
NO.	DESCRIPTION

* 10.11	General Liggett Replacement Agreement, dated as of November 23, 1998, entered into by each of the Settling States under the Master Settlement Agreement, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.34 in Vector’s Form 10-K for the year ended December 31, 1998).

* 10.12	Stipulation and Agreed Order regarding Stay of Execution Pending Review and Related Matters, dated May 7, 2001, entered into by Philip Morris Incorporated, Lorillard Tobacco Co., Liggett and Brooke Group Holding Inc. and the class counsel in Engel, et. al., v. R.J. Reynolds Tobacco Co., et. al. (incorporated by reference to Exhibit 99.2 in Philip Morris Companies Inc.’s Form 8-K dated May 7, 2001).

* 10.13	Amended and Restated Employment Agreement dated as of January 27, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 27, 2006).

* 10.14	Employment Agreement, dated as of January 27, 2006, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated January 27, 2006).

* 10.15	Amended and Restated Employment Agreement, dated as of January 27, 2006, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated January 27, 2006).

* 10.16	Employment Agreement, dated as of November 11, 2005, between Liggett Group Inc. and Ronald J. Bernstein (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 11, 2005).

10.17	Amendment to Employment Agreement, dated as of January 14, 2011, between Liggett and Ronald J. Bernstein.

* 10.18	Employment Agreement, dated as of January 27, 2006, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated January 27, 2006).

* 10.19	Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Appendix A in Vector’s Proxy Statement dated April 21, 2004).

* 10.20	Stock Option Agreement, dated December 3, 2009, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.19 in Vector’s Form 10-K dated December 31, 2009).

* 10.21	Stock Option Agreement, dated December 3, 2009, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.20 in Vector’s Form 10-K dated December 31, 2009).

* 10.22	Stock Option Agreement, dated December 3, 2009, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.22 in Vector’s Form 10-K dated December 31, 2009).

* 10.23	Stock Option Agreement, dated December 3, 2009, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.23 in Vector’s Form 10-K dated December 31, 2009).

* 10.24	Option Letter Agreement, dated as of November 11, 2005 between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated November 11, 2005).

* 10.25	Restricted Share Award Agreement, dated as of April 7, 2009, between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated April 10, 2009).

* 10.26	Stock Option Agreement, dated January 14, 2011, between Vector and Howard M. Lorber (incorporated by reference to Exhibit S to Schedule 13D, as amended, dated January 21, 2011 filed by Howard M. Lorber).

* 10.27	Vector Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.7 in Vector’s Form 8-K dated January 27, 2006).

* 10.28	Vector Senior Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 14, 2011).

* 10.29	Vector Supplemental Retirement Plan (as amended and restated April 24, 2008) (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended June 30, 2008).

* 10.30	Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC) dated December 17, 2002 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 8-K dated December 13, 2002).

EXHIBIT
NO.	DESCRIPTION

* 10.31	First Amendment to Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC), dated as of March 14, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended March 31, 2003).

* 10.32	Second Amendment to Operating Agreement of Douglas Elliman Realty, LLC, dated as of May 19, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended June 30, 2003).

21	Subsidiaries of Vector.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

23.3	Consent of PricewaterhouseCoopers LLP.

23.4	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

99.2	Liggett Group LLC’s Consolidated Financial Statements for the three years ended December 31, 2010.

99.3	Vector Tobacco Inc.’s Consolidated Financial Statements for the three years ended December 31, 2010.

99.4	Douglas Elliman Realty LLC’s Consolidated Financial Statements for the three years ended December 31, 2010.

*	Incorporated by reference

Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. 10.13 through 10.29.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial
Officer

Date: February 25, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2011.

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

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010
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

Liggett Group LLC

The consolidated financial statements of Liggett Group LLC for the three years ended December 31, 2010 are filed as Exhibit 99.2 to this report and are incorporated by reference.

Vector Tobacco Inc.

The consolidated financial statements of Vector Tobacco Inc. for the three years ended December 31, 2010 are filed as Exhibit 99.3 to this report and are incorporated by reference.

Douglas Elliman Realty LLC

The consolidated financial statements of Douglas Elliman Realty LLC for the three years ended December 31, 2010 are filed as Exhibit 99.4 to this report and are incorporated by reference.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders
of Vector Group Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vector Group Ltd. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1(n) to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit and other post retirement plans in 2008.

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

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Miami, Florida
February 25, 2011

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(Dollars in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$299,825	$209,454
Investment securities available for sale	78,754	51,743
Accounts receivable — trade	1,849	8,098
Inventories	107,079	98,486
Deferred income taxes	31,786	14,154
Restricted assets	2,661	3,138
Other current assets	4,809	4,135

Total current assets	526,763	389,208
Property, plant and equipment, net	55,412	42,986
Investment in Escena, net	13,354	13,244
Long-term investments accounted for at cost	46,033	50,323
Long-term investments accounted for under the equity method	10,954	—
Investments in non-consolidated real estate businesses	80,416	49,566
Investments in townhomes	16,275	—
Restricted assets	8,694	4,835
Deferred income taxes	37,828	39,838
Intangible asset	107,511	107,511
Prepaid pension costs	13,935	8,994
Other assets	32,420	29,037

Total assets	$949,595	$735,542

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$51,345	$21,889
Fair value of derivatives embedded within convertible debt	480	—
Current portion of employee benefits	1,014	1,029
Accounts payable	9,027	4,355
Accrued promotional expenses	14,327	12,745
Income taxes payable, net	11,617	19,924
Accrued excise and payroll taxes payable, net	18,523	24,093
Settlement accruals	48,071	18,803
Deferred income taxes	36,963	17,254
Accrued interest	20,824	13,840
Other current liabilities	14,681	15,076

Total current liabilities	226,872	149,008
Notes payable, long-term debt and other obligations, less current portion	506,052	334,920
Fair value of derivatives embedded within convertible debt	141,012	153,016
Non-current employee benefits	38,742	34,247
Deferred income taxes	51,815	45,120
Other liabilities	31,336	23,913

Total liabilities	995,829	740,224

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 78,349,590 and 74,510,595 shares issued and 74,939,284 and 71,262,684 shares outstanding	7,494	7,126
Additional paid-in capital	—	15,928
Accumulated deficit	(45,327)	—
Accumulated other comprehensive income (loss)	4,456	(14,879)
Less: 3,410,306 and 3,247,911 shares of common stock in treasury, at cost	(12,857)	(12,857)

Total stockholders’ deficiency	(46,234)	(4,682)

Total liabilities and stockholders’ deficiency	$949,595	$735,542

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share amounts)

Revenues*	$1,063,289	$801,494	$565,186
Expenses:
Cost of goods sold	845,106	577,386	335,299
Operating, selling, administrative and general expenses	90,709	85,041	94,583
Litigation judgment expense	16,161	—	—
Gain on brand transaction	—	(5,000)	—
Restructuring charges	—	900	—

Operating income	111,313	143,167	135,304
Other income (expenses):
Interest expense	(84,096)	(68,490)	(62,335)
Changes in fair value of derivatives embedded within convertible debt	11,524	(35,925)	24,337
Loss on extinguishment of debt	—	(18,573)	—
Provision for loss on investments	—	(8,500)	(32,400)
Gain on sale of investment securities available for sale	19,869	—	—
Equity income from non-consolidated real estate businesses	23,963	15,213	24,399
Other, net	2,997	1,645	5,267

Income before provision for income taxes	85,570	28,537	94,572
Income tax expense	(31,486)	(3,731)	(34,068)

Net income	$54,084	$24,806	$60,504

Per basic common share:
Net income applicable to common shares	$0.71	$0.33	$0.81

Per diluted common share:
Net income applicable to common shares	$0.71	$0.33	$0.72

Cash distributions declared per share	$1.54	$1.47	$1.40

*	Revenues and cost of goods sold include federal excise taxes of $538,328, $377,771 and $168,170 for the years ended December 31, 2010, 2009 and 2008, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

			Additional		Other
	Common Stock		Paid-In		Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Total
	(Dollars in thousands)

Balance, January 1, 2008	60,361,068	$6,036	$89,494	$—	$18,179	$(12,857)	$100,852
Net income	—	—	—	60,504	—	—	60,504
Change in net loss and prior service cost, net of taxes	—	—	—	—	(30,989)	—	(30,989)
Forward contract adjustments, net of taxes	—	—	—	—	35	—	35
Unrealized gain on long-term investments accounted for under the equity method, net of taxes	—	—	—	—	(399)	—	(399)
Unrealized gain on investment securities, net of taxes	—	—	—	—	(12,263)	—	(12,263)

Total other comprehensive loss	—	—	—	—	—	—	(43,616)

Total comprehensive income	—	—	—	—	—		16,888

Pension adjustment	—	—	—	(509)	195	—	(314)
Distributions and dividends on common stock	—	—	(46,081)	(59,681)	—		(105,762)
Effect of stock dividend	3,142,760	314	—	(314)	—	—	—
Tax benefit of options exercised	—	—	18,304	—	—	—	18,304
Exercise of options, net of 1,375,895 shares delivered to pay exercise price	2,510,242	251	(164)	—	—	—	87
Amortization of deferred compensation	—	—	3,550	—	—	—	3,550

Balance, December 31, 2008	66,014,070	6,601	65,103	—	(25,242)	(12,857)	33,605
Net income	—	—	—	24,806	—	—	24,806
Change in net loss and prior service cost, net of taxes	—	—	—	—	6,232	—	6,232
Forward contract adjustments, net of taxes	—	—	—	—	34	—	34
Unrealized gain on investment securities, net of taxes	—	—	—	—	4,097	—	4,097

Total other comprehensive income	—	—	—	—	—	—	10,363

Total comprehensive income	—	—	—	—	—		35,169

Distributions and dividends on common stock	—	—	(88,110)	(24,473)	—		(112,583)
Restricted stock grant	500,000	50	—	—	—	—	50
Effect of stock dividend	3,326,623	333	—	(333)	—	—	—
Tax benefit of options exercised	—	—	9,162	—	—	—	9,162
Exercise of options, net of 2,814,866 shares delivered to pay exercise price	1,582,074	158	986	—	—	—	1,144
Surrender of shares in connection with option exercise	(160,083)	(16)	(2,298)	—	—	—	(2,314)
Amortization of deferred compensation	—	—	3,642	—	—	—	3,642
Beneficial conversion feature of notes payable, net of taxes	—	—	27,443	—	—	—	27,443

Balance, December 31, 2009	71,262,684	7,126	15,928	—	(14,879)	(12,857)	(4,682)
Net income	—	—	—	54,084	—	—	54,084
Change in net loss and prior service cost, net of taxes	—	—	—	—	2,938	—	2,938
Forward contract adjustments, net of taxes	—	—	—	—	42	—	42
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	669	—	669
Change in net unrealized gain on investment securities, net of taxes	—	—	—	—	27,607	—	27,607
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(11,921)	—	(11,921)

Unrealized gain on investment securities, net of taxes	—	—	—	—	15,686	—	15,686

Total other comprehensive income	—	—	—	—	—	—	19,335

Total comprehensive income	—	—	—	—	—		73,419

Distributions and dividends on common stock	—	—	(19,081)	(99,054)	—		(118,135)
Restricted stock grant	50,000	5	(5)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(51,941)	(5)	(1,035)	—	—	—	(1,040)
Effect of stock dividend	3,567,023	357	—	(357)	—	—	—
Tax benefit of options exercised	—	—	269	—	—	—	269
Exercise of stock options	111,518	11	1,254	—	—	—	1,265
Amortization of deferred compensation	—	—	2,670	—	—	—	2,670

Balance, December 31, 2010	74,939,284	$7,494	$—	$(45,327)	$4,456	$(12,857)	$(46,234)

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share amounts)

Cash flows from operating activities:
Net income	$54,084	$24,806	$60,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,790	10,398	10,057
Non-cash stock-based expense	2,704	3,642	3,550
Non-cash portion of restructuring and impairment charges	—	100	53
Loss on extinguishment of debt	—	18,573	—
Gain on sale of assets	74	127	—
Deferred income taxes	1,225	(110,183)	432
Provision for loss on mortgage receivable	—	5,000	4,000
Provision for loss on non-consolidated real estate businesses	—	3,500	3,500
Provision for loss on long-term investments accounted for at cost	—	—	21,900
(Income) loss on long-term investments accounted under the equity method	(2,604)	—	568
Gain on sale of marketable securities	(19,869)	—	—
Provision for loss on marketable securities	—	—	3,000
Equity income in non-consolidated real estate businesses	(23,963)	(15,213)	(24,399)
Distributions from non-consolidated real estate businesses	12,212	6,466	8,462
Premium on issuance of debt	3,450	—	—
Non-cash interest expense (income)	1,082	51,209	(11,907)
Changes in assets and liabilities:
Receivables	6,249	1,408	(6,393)
Inventories	(8,593)	(5,905)	(5,756)
Change in book overdraft	—	—	198
Accounts payable and accrued liabilities	35,560	4,035	11,850
Cash payments on restructuring liabilities	(179)	(902)	(154)
Other assets and liabilities, net	(5,218)	8,606	11,800

Net cash provided by operating activities	67,004	5,667	91,265

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  — (Continued)

	Year Ended December 31,
	2010	2009	2008
	Dollars in thousands, except per share amounts

Cash flows from investing activities:
Proceeds from sale of businesses and assets	187	41	452
Proceeds from sale or maturity of investment securities	28,587	78	—
Purchase of investment securities	(9,394)	(12,427)	(6,411)
Proceeds from sale or liquidation of long-term investments	1,002	2,254	8,334
Purchase of long-term investments	(5,062)	(51)	(51)
Purchase of mortgage receivable	(13,462)	—	(21,704)
Purchase of other minority equity interests	—	—	(4,250)
(Increase) decrease in restricted assets	(1,100)	1,720	(411)
Investments in non-consolidated real estate businesses	(24,645)	(474)	(22,000)
Distributions from non-consolidated real estate businesses	3,539	6,730	19,393
Issuance of notes receivable	(930)	—	—
Cash acquired in Aberdeen consolidation	473	—	—
Capital expenditures	(23,391)	(3,848)	(6,309)
Increase in cash surrender value of life insurance policies	(936)	(839)	(938)

Net cash used in investing activities	(45,132)	(6,816)	(33,895)

Cash flows from financing activities:
Proceeds from issuance of debt	185,714	118,805	2,831
Repayments of debt	(14,539)	(6,179)	(6,329)
Deferred financing charges	(5,077)	(5,573)	(137)
Borrowings under revolver	1,034,924	749,474	531,251
Repayments on revolver	(1,016,598)	(751,607)	(526,518)
Distributions on common stock	(117,459)	(115,778)	(103,870)
Proceeds from exercise of Vector options	1,265	1,194	86
Tax benefit of options exercised	269	9,162	18,304

Net cash provided by (used in) financing activities	68,499	(502)	(84,382)

Net increase (decrease) in cash and cash equivalents	90,371	(1,651)	(27,012)
Cash and cash equivalents, beginning of year	209,454	211,105	238,117

Cash and cash equivalents, end of year	$299,825	$209,454	$211,105

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

Liggett and Vector Tobacco are engaged in the manufacture and sale of cigarettes in the United States. New Valley is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties.

Certain reclassifications have been made to the 2008 and 2009 financial information to conform to the 2010 presentation.

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

(c) Cash and Cash Equivalents:

For purposes of the statements of cash flows, cash includes cash on hand, cash on deposit in banks and cash equivalents, comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances, up to $250 and $500, respectively. Substantially all of the Company’s cash balances at December 31, 2010 are uninsured.

(d) Financial Instruments:

The carrying value of cash and cash equivalents, restricted assets and short-term loans approximate their fair value.

The carrying amounts of short-term debt reported in the consolidated balance sheets approximate fair value. The fair value of long-term debt for the years ended December 31, 2010 and 2009 was estimated based on current market quotations.

As required by authoritative guidance, derivatives embedded within the Company’s convertible debt are recognized on the Company’s balance sheet and are stated at estimated fair value at each reporting period. Changes in the fair value of the embedded derivatives are reflected quarterly as “Changes in fair value of derivatives embedded within convertible debt.”

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Gains are recognized when realized in the Company’s consolidated statements of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. The Company’s policy is to review its securities on a periodic basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of the Company’s marketable securities, it is the Company’s policy to record an impairment charge with respect to such investment in the Company’s consolidated statements of operations. The Company recorded a loss related to other-than-temporary declines in the fair value of its marketable equity securities of $500, $0 and $3,018 for the years ended December 31, 2010, 2009 and 2008, respectively.

(f) Significant Concentrations of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its temporary cash in money market securities (investment grade or better) with what management believes are high credit quality financial institutions.

Liggett’s customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. No single retail customer represented more than 10% of Liggett’s revenues in 2010, 2009 and 2008. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett’s customer base. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s expectations.

(g) Accounts Receivable:

Accounts receivable-trade are recorded at their net realizable value.

The allowance for doubtful accounts and cash discounts was $239 and $354 at December 31, 2010 and 2009, respectively.

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

(i) Restricted Assets:

Current restricted assets of $2,661 and $3,138 at December 31, 2010 and 2009, respectively, consist primarily of certificates of deposits and supersedeas bonds. Long-term restricted assets of $8,694 and $4,835 at December 31,

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 and 2009, respectively, consist primarily of certificates of deposit which collateralize letters of credit, supersedeas bonds and deposits on long-term debt. The certificates of deposit mature at various dates from February 2011 to January 2012.

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

(k) Investment in Non-Consolidated Real Estate Businesses:

In accounting for its investment in non-consolidated real estate businesses, the Company identified its participation in Variable Interest Entities (“VIE”), which are defined as entities in which the equity investors have not provided enough equity to finance its activities or the equity investors (1) cannot directly or indirectly make decisions about the entity’s activities through their voting rights or similar rights; (2) do not have the obligation to absorb the expected losses of the entity; (3) do not have the right to receive the expected residual returns of the entity; or (4) have voting rights that are not proportionate to their economic interests and the entity’s activities involve or are conducted on behalf of an investor with a disproportionately small voting interest.

New Valley accounts for its interest in Douglas Elliman Realty LLC on the equity method because the entity neither meets the definition of a VIE nor is New Valley the entity’s primary beneficiary, as defined in authoritative guidance.

New Valley Oaktree Chelsea Eleven LLC, Sesto Holdings S.r.l. and Fifty Third-Five meet the definition of a VIE, New Valley is not the primary beneficiary of these entities, as defined in authoritative guidance. In August 2010, New Valley became the primary beneficiary of Aberdeen Townhomes LLC, and as a result, the consolidated financial statements of the Company now include the account balances of Aberdeen Townhomes LLC as of December 31, 2010.

(l) Intangible Assets:

The Company reviews intangible assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the intangible assets may not be fully recoverable. Indefinite life intangible assets as of December 31, 2010 and 2009, consisted of $107,511. This intangible asset relates to the exemption of The Medallion Company (“Medallion”), acquired in April 2002, under the Master Settlement Agreement, which states payments under the MSA continue in perpetuity. As a result, the Company believes it will realize the benefit of the exemption for the foreseeable future.

Other intangible assets, included in other assets, consisting of trademarks and patent rights, are amortized using the straight-line method over 10-12 years and had no net book value at December 31, 2010 and 2009, respectively.

(m) Impairment of Long-Lived Assets:

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if impairment exists. If impairment is determined to exist,

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any related impairment loss is calculated based on fair value of the asset on the basis of discounted cash flow. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

(n) Pension, Postretirement and Postemployment Benefits Plans:

The cost of providing retiree pension benefits, health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group. The Company recognizes the funded status of each defined benefit pension plan, retiree health care and other postretirement benefit plans and postemployment benefit plans on the balance sheet. The Company changed its measurement date for the funded status of the plans from September 30 to December 31 in 2008. (See Note 9.)

(o) Stock Options:

The Company accounts for employee stock compensation plans by measuring compensation cost for share-based payments at fair value. In September 2010, the Company’s Chief Executive Officer delivered 51,941 shares of common stock in payment of income and payroll taxes in connection with the vesting of restricted shares. In September 2009, the Company’s Chairman delivered 2,226,503 shares of common stock in payment of the exercise price in connection with the exercise of an employee stock option for 3,379,948 shares. In November 2009, four executive officers of the Company delivered 897,194 shares of common stock in payment of the exercise price and income and payroll taxes in connection with the exercise of employee stock options for 1,188,668 shares. In June 2008, the Company’s Chairman delivered 1,516,925 shares of common stock in payment of the exercise price in connection with the exercise of an employee stock option for 4,275,845 shares. The Company immediately cancelled the shares delivered in these transactions.

(p) Income Taxes:

The Company follows authoritative guidance for accounting for uncertainty in income taxes which requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. The guidance requires that a liability created for unrecognized deferred tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets.

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

(r) Revenue Recognition:

Sales:  Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of any related inventory cost recoveries. Certain sales incentives, including buydowns, are classified as reductions of net sales. The Company’s accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues and cost of goods sold totaled $538,328, $377,771 and $168,170 for the years ended December 31, 2010, 2009 and 2008, respectively. Since the Company’s primary line of business is tobacco, the Company’s financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

Shipping and Handling Fees and Costs:  Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs, which were $5,323 in 2010, $4,059 in 2009 and $4,509 in 2008 are recorded as operating, selling, administrative and general expenses.

(s) Advertising and Research and Development:

Advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $2,970, $3,159 and $3,282 for the years ended December 31, 2010, 2009 and 2008, respectively.

Research and development costs are expensed as incurred and included within operating, selling, administration and general expenses, and were $1,582, $2,533 and $3,988 for the years ended December 31, 2010, 2009 and 2008, respectively.

(t) Earnings Per Share:

Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 29, 2010, 2009 and 2008, respectively. The dividends were recorded at par value of $357 in 2010, $333 in 2009 and $314 in 2008 since the Company did not have retained earnings in each of the aforementioned years. In connection with the 5% stock dividends, the Company increased the number of shares subject to outstanding stock options by 5% and reduced the exercise prices accordingly.

For purposes of calculating basic EPS, earnings available to common stockholders for the period are reduced by the contingent interest and the non-cash interest expense associated with the discounts created by the beneficial conversion features and embedded derivatives related to the Company’s convertible debt issued. The convertible debt issued by the Company are participating securities due to the contingent interest feature and had no impact on EPS for the years ended December 31, 2010, 2009 and 2008 as the dividends on the common stock reduced earnings available to common stockholders so there were no unallocated earnings.

As discussed in Note 11, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under authoritative guidance. The Company recognizes payments of the dividend equivalent rights ($2,480, net of taxes of $0, $4,342, net of taxes of $1,725, and $4,865, net of taxes of $2,144, for the years ended December 31, 2010, 2009 and 2008, respectively) on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet. As a result, in its calculation of basic EPS for the years ended December 31, 2010, 2009 and 2008, respectively, the Company has adjusted its net income for the effect of these participating securities as follows:

	2010	2009	2008

Net income	$54,084	$24,806	$60,504
Income attributable to participating securities	(1,146)	(956)	(2,783)

Net income available to common stockholders	$52,938	$23,850	$57,721

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Basic and diluted EPS were calculated using the following shares for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Weighted-average shares for basic EPS	74,330,955	72,989,289	71,093,920
Plus incremental shares related to stock options and warrants	362,904	69,748	790,732
Plus incremental shares related to convertible debt	—	—	6,530,696

Weighted-average shares for diluted EPS	74,693,899	73,059,037	78,415,348

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the years ended December 31, 2010, 2009 and 2008 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

	Year Ended December 31,
	2010	2009	2008

Number of stock options	158,411	1,710,914	567,496

Weighted-average exercise price	$24.54	$14.91	$17.43

Weighted-average shares of non-vested restricted stock	—	166,872	73,438

Weighted-average expense per share	$—	$15.50	$15.99

Weighted-average number of shares issuable upon conversion of debt	17,143,180	15,765,854	7,727,448

Weighted-average conversion price	$15.61	$16.06	$14.48

Diluted EPS are calculated by dividing income by the weighted average common shares outstanding plus dilutive common stock equivalents. The Company’s convertible debt was anti-dilutive in 2009 and 2010. As a result of the dilutive nature in 2008 of the Company’s 3.875% variable interest senior convertible debentures due 2026, the Company adjusted its net income for the effect of these convertible securities for purposes of calculating diluted EPS as follows:

	Year Ended December 31,
	2010	2009	2008

Net income	$54,084	$24,806	$60,504
Income attributable to 3.875% variable interest senior convertible debentures due 2026	—	—	(962)
Income attributable to participating securities	(1,146)	(971)	(2,783)

Net income for diluted EPS	$52,938	$23,835	$56,759

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(u) Comprehensive Income:

Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward contracts and minimum pension liability adjustments. Total comprehensive income was as follows:

	Year Ended December 31,
	2010	2009	2008

Net income	$54,084	$24,806	$60,504
Net unrealized gains (losses) on investment securities available for sale:
Change in net unrealized gains (losses), net of income taxes	27,607	4,097	(14,047)
Net unrealized (gains) losses reclassified into net income, net of income taxes	(11,921)	—	1,784

Net unrealized gains (losses) on investment securities available for sale, net of income taxes	15,686	4,097	(12,263)

Change in net unrealized gains (losses), net of income taxes	669	—	(674)
Net unrealized losses reclassified into net income, net of income taxes	—	—	275

Net unrealized gains (losses) on long-term investments accounted for under the equity method	669	—	(399)
Net change in forward contracts	42	34	35
Net change in pension-related amounts, net of income taxes	2,938	6,232	(30,989)

Comprehensive income	$73,419	$35,169	$16,888

The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

	December 31,	December 31,	December 31,
	2010	2009	2008

Net unrealized gains on investment securities available for sale, net of income taxes of $14,591, $4,238 and $1,456, respectively	$21,887	$6,201	$2,104
Net unrealized gains on long-term investment accounted for under the equity method, net of income taxes of $446, $0 and $0, respectively	669	—	—
Forward contracts adjustment, net of income taxes of $140, $170 and $195, respectively	(206)	(248)	(282)
Pension-related amounts, net of income taxes of $11,929, $13,513 and $17,408, respectively	(17,894)	(20,832)	(27,064)

Accumulated other comprehensive income (loss)	$4,456	$(14,879)	$(25,242)

(v) Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. At December 31, 2010, the range of estimated fair market values of the Company’s embedded derivatives was between $138,701 and $144,391. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $141,492 as of December 31, 2010. At December 31, 2009, the range of estimated fair market values of the Company’s embedded derivatives was between $149,982 and $156,172. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $153,016 as of December 31, 2009. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 7.)

(w) Capital and Credit Markets:

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

The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in Note 12, (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.

(y) New Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. The Company adopted this guidance for interim and annual reporting periods beginning on January 1, 2010. The adoption of this guidance did not impact the Company’s consolidated financial statements.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In January 2010, the FASB issued authoritative guidance intended to improve disclosure about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances, and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosure about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The Company adopted this authoritative guidance, with the exception of the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation. The adoption of this guidance did not impact the Company’s 2010 consolidated financial statements. The remaining disclosures will be added to the Company’s future filings when applicable.

2.	RESTRUCTURINGS

In March 2009, Vector Tobacco eliminated nine full-time positions. Vector Tobacco recognized pre-tax restructuring charges of $900 in 2009. The restructuring charges primarily related to employee severance and benefit costs.

The components of the combined pre-tax restructuring charges relating to the Vector Tobacco’s 2006 and 2009 restructurings for the years ended December 31, 2010, 2009 and 2008, respectively, were as follows:

	Employee	Non-Cash	Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Balance, January 1, 2008	$70	$—	$—	$70
Change in estimate	(14)	—	—	(14)
Utilized	(56)	—	—	(56)

Balance, December 31, 2008	—	—	—	—
Restructuring charges	738	30	232	1,000
Change in estimate	(47)	(3)	(50)	(100)
Utilized	(586)	(27)	(167)	(780)

Balance, December 31, 2009	105	—	15	120
Change in estimate	—	—	—	—
Utilized	(105)	—	(15)	(120)

Balance, December 31, 2010	$—	$—	$—	$—

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2004, Liggett Vector Brands adopted a restructuring plan in its continuing effort to adjust the cost structure of the Company’s tobacco business and improve operating efficiency. The remaining pre-tax restructuring liability of $280 as of December 31, 2010, relates to the subletting of its New York office.

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of taxes and non-controlling interests. The Company received proceeds of $28,587 and realized gains on the sale of marketable equity securities of $19,869 for the year ended December 31, 2010. (See Note 1(e).)

The components of investment securities available for sale at December 31, 2010 and 2009 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

2010
Marketable equity securities	$42,277	$36,477	$—	$78,754

2009
Marketable equity securities	$41,304	$13,051	$(2,613)	$51,742

Investment securities available for sale as of December 31, 2010 and 2009 include New Valley’s 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. (“LTS”) common stock, which were carried at $16,253 and $8,890, respectively.

4.	INVENTORIES

Inventories consist of:

	December 31,	December 31,
	2010	2009

Leaf tobacco	$54,479	$48,942
Other raw materials	4,073	3,497
Work-in-process	2,067	2,388
Finished goods	67,773	59,293

Inventories at current cost	128,392	114,120
LIFO adjustments	(21,313)	(15,635)

	$107,079	$98,485

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At December 31, 2010, Liggett had leaf tobacco purchase commitments of approximately $41,896. During 2007 the Company entered into a single source supply agreement for fire safe cigarette paper through 2012.

The Company capitalizes the incremental prepaid cost of the Master Settlement Agreement in ending inventory.

All of the Company’s inventories at December 31, 2010 and 2009 have been reported under the LIFO method.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	December 31,	December 31,
	2010	2009

Land and improvements	$1,418	$1,418
Buildings	13,575	13,575
Machinery and equipment	127,371	107,492
Leasehold improvements	2,205	2,215

	144,569	124,700
Less accumulated depreciation	(89,157)	(81,714)

	$55,412	$42,986

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $10,790, $10,324 and $10,057, respectively. Future machinery and equipment purchase commitments at Liggett were $2,726 and $9,077 at December 31, 2010 and 2009, respectively.

6.	LONG-TERM INVESTMENTS

Long-term investments consist of investments in the following:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Investment partnerships	$45,134	$70,966	$49,486	$68,679
Real estate partnership	899	1,136	837	1,261

	$46,033	$72,102	$50,323	$69,940

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

The Company has invested $50,000 in Icahn Partners, LP, a privately managed investment partnership, of which Carl Icahn is the portfolio manager and the controlling person of the general partner, and manager of the partnership. Based on information available in public filings, the Company believes affiliates of Mr. Icahn are the beneficial owners of approximately 18.8% of Vector’s common stock at December 31, 2010.

Except for one partnership accounted for on the equity method, the Company’s investments constituted less than 5% of the invested funds in each of the partnerships at December 31, 2010 and 2009. In accordance with authoritative guidance for accounting for limited partnership investments, the Company has accounted for such investments using the cost method of accounting.

If it is determined that an other-than-temporary decline in fair value exists in long-term investments, the Company records an impairment charge with respect to such investment in its consolidated statements of operations. The carrying value of the Company’s long-term investments reflects a loss of $21,900 recognized

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in 2008 related to the performance of three of the Company’s long-term investments. The Company will continue to perform additional assessments to determine the impact, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.

The Company received cash distributions of approximately $1,002 and $847 from one limited partnership in 2010 and 2009, respectively.

Another of the Company’s long-term investments was liquidated in January 2011. This investment had a carrying value of $4,750 as of December 31, 2010 and the Company received proceeds of $8,886 in January 2011.

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

The changes in the fair value of these investments were as follows:

	2010	2009

Balance as of January 1	$69,940	$54,997
Contributions	62	52
Distributions	(1,002)	(847)
Revision for partnership now accounted for under the equity method	(5,790)	—
Unrealized gain on long-term investments	8,892	15,738

Balance as of December 31	$72,102	$69,940

The Company accounts for one of its long-term investments under the equity method and recorded equity income of $1,489 related to a limited partnership for the year ended December 31, 2010. Included in this amount was the impact of an error identified by the Company, which resulted in an out-of-period adjustment of approximately $1,650 (approximately $980 after taxes) for the year ended December 31, 2010. The error occurred because the Company’s ownership in the limited partnership increased from a nominal percentage to more than 10% during the fourth quarter of 2008 (due to significant withdrawals from other partners); thus, the Company’s investment should have been accounted for under the equity method for all previous periods in which the investment was held. The Company assessed the materiality of this error on all previously issued financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the error was immaterial to all previously issued financial statements. The impact of correcting this error in the current year was not material to the Company’s 2010 consolidated financial statements. This adjustment was recognized within other income in the consolidated statements of operations. The carrying value of this investment was approximately $10,950 as of December 31, 2010 which approximated its fair value because the underlying securities are classified as available for sale.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	December 31,	December 31,
	2010	2009

Vector:
11% Senior Secured Notes due 2015, net of unamortized discount of $730 and $4,849	$414,270	$245,151
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $38,353 and $39,755*	11,647	10,245
6.75% Variable Interest Senior Convertible Exchange Notes due 2014, net of unamortized discount of $64,713 and $69,749*	42,817	37,781
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $83,060 and $83,589*	26,940	26,411
Liggett:
Revolving credit facility	35,710	17,382
Term loan under credit facility	6,222	6,755
Equipment loans	19,030	4,852
V.T. Aviation:
Note payable	—	3,882
VGR Aviation:
Note payable	—	3,687
Other	761	663

Total notes payable, long-term debt and other obligations	557,397	356,809
Less:
Current maturities	(51,345)	(21,889)

Amount due after one year	$506,052	$334,920

*	The fair value of the derivatives embedded within the 6.75% Variable Interest Convertible Note ($20,219 at December 31, 2010 and $23,890 at December 31, 2009, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($38,324 at December 31, 2010 and $47,552 at December 31, 2009, respectively), and the 3.875% Variable Interest Senior Convertible Debentures ($82,949 at December 31, 2010 and $81,574 at December 31, 2009, respectively) is separately classified as a derivative liability in the condensed consolidated balance sheets.

11% Senior Secured Notes due 2015 — Vector:

The Company has outstanding $415,000 principal amount of its 11% Senior Secured Notes due 2015 (the “Senior Secured Notes”). The Senior Secured Notes were sold in August 2007 ($165,000), September 2009 ($85,000), April 2010 ($75,000) and December 2010 ($90,000) in private offerings to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933.

In May 2008 and June 2010, the Company completed offers to exchange the Senior Secured Notes then outstanding for an equal amount of newly issued 11% Senior Secured Notes due 2015. The new Senior Secured Notes have substantially the same terms as the original Notes, except that the new Senior Secured Notes have been registered under the Securities Act. The Company agreed to consummate a registered exchange offer for the additional Senior Secured Notes issued in December 2010 within 360 days after the date of their initial issuance. If

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company fails to timely comply with its registration obligations, it will be required to pay additional interest on these notes until it complies. The Company is amortizing the deferred costs and debt discount related to the Senior Secured Notes over the estimated life of the debt.

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

Variable Interest Senior Convertible Debt — Vector:

Vector has outstanding three series of variable interest senior convertible debt. All three series of debt pay interest on a quarterly basis at a stated rate plus an additional amount of interest on each payment date. The additional amount is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt would be convertible on such record date (the “Additional Interest”).

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

6.75% Variable Interest Senior Convertible Note due 2014:

On May 11, 2009, the Company issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. The note pays interest (“Total Interest”) on a quarterly basis at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 6.75% per annum. The note is convertible into the Company’s common stock at the holder’s option. The conversion price as of December 31, 2010 of $13.64 per share (approximately 73.3045 shares of common stock per $1,000 principal amount of the note) is subject to adjustment for various events, including the issuance of stock dividends. The note will mature on November 15, 2014. The Company will redeem on May 11, 2014 and at the end of each interest

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrual period thereafter an additional amount, if any, of the note necessary to prevent the note from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the note) occurs, the Company will be required to offer to repurchase the note at 100% of its principal amount, plus accrued interest.

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

The Company issued its 6.75% Exchange Notes to the holders in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 3(a)(9) thereof. The notes pay interest (“Total Interest”) on a quarterly basis beginning August 15, 2009 at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 6.75% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price as of December 31, 2010 of $15.48 per share (approximately 64.6135 shares of common stock per $1,000 principal amount of notes) is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on November 15, 2014. The Company will redeem on June 30, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make whole” payment.

3.875% Variable Interest Senior Convertible Debentures due 2026:

In July 2006, the Company sold $110,000 of its 3.875% variable interest senior convertible debentures due 2026 in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933.

The debentures pay interest on a quarterly basis at a rate of 3.875% per annum plus Additional Interest (the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into the Company’s common stock at the holder’s option. The conversion price at December 31, 2010 was $16.85 per share (approximately 59.3619 shares of common stock per $1,000 principal amount of the note), is subject to adjustment for various events, including the issuance of stock dividends.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2010	2009	2008

6.75% note	$749	$331	$—
6.75% exchange notes	3,113	1,210	—
3.875% convertible debentures	575	455	360
5% convertible notes	—	3,394	5,445

Interest expense associated with embedded derivatives	$4,437	$5,390	$5,805

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Year Ended December 31,
	2010	2009	2008

6.75% note	$3,671	$(2,323)	$—
6.75% exchange notes	9,228	(3,237)	—
3.875% convertible debentures	(1,375)	(29,745)	16,082
5% convertible notes	—	(620)	8,255

Gain (loss) on changes in fair value of derivatives embedded within convertible debt	$11,524	$(35,925)	$24,337

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the fair value of derivatives embedded within convertible debt:

		6.75%	3.875%	5%
	6.75%	Exchange	Convertible	Convertible
	Note	Notes	Debentures	Notes	Total

Balance at January 1, 2008	$—	$—	$67,911	$33,671	$101,582
Gain from changes in fair
value of embedded derivatives	—	—	(16,082)	(8,255)	(24,337)

Balance at December 31, 2008	—	—	51,829	25,416	77,245
Issuance of 6.75% Note	21,567	—	—	(2,485)	19,082
Issuance of 6.75% Exchange Notes	—	44,315	—	(23,551)	20,764
Loss from changes in fair value of embedded derivatives	2,323	3,237	29,745	620	35,925

Balance at December 31, 2009	23,890	47,552	81,574	—	153,016
(Gain) loss from changes in fair value of embedded derivatives	(3,671)	(9,228)	1,375	—	(11,524)

Balance at December 31, 2010	$20,219	$38,324	$82,949	$—	$141,492

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

A summary of non-cash interest expense associated with the amortization of the debt discount created by the beneficial conversion feature on the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2010	2009	2008

Amortization of beneficial conversion feature:
6.75% note	$653	$289	$—
6.75% exchange notes	1,923	748	—
3.875% convertible debentures	(46)	(51)	(54)
5% convertible notes	—	1,883	3,017

Interest expense associated with beneficial conversion feature	$2,530	$2,869	$2,963

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unamortized Debt Discount on Variable Interest Senior Convertible Debt:

The following table reconciles unamortized debt discount within convertible debt:

		6.75%	3.875%	5%
	6.75%	Exchange	Convertible	Convertible
	Note	Notes	Debentures	Notes	Total

Balance at January 1, 2008	$—	$—	$84,299	$48,027	$132,326
Amortization of embedded derivatives	—	—	(360)	(5,445)	(5,805)
Amortization of beneficial conversion feature	—	—	54	(3,017)	(2,963)

Balance at December 31, 2008	—	—	83,993	39,565	123,558
Issuance of convertible notes - embedded derivative	21,567	44,315	—	—	65,882
Issuance of convertible notes - beneficial conversion feature	18,808	27,392	—	—	46,200
Issuance of 6.75% Note-write-off of unamortized debt discount	—	—	—	(3,311)	(3,311)
Issuance of 6.75% Exchange Notes-write-off of unamortized debt discount	—	—	—	(30,977)	(30,977)
Amortization of embedded derivatives	(331)	(1,210)	(455)	(3,394)	(5,390)
Amortization of beneficial conversion feature	(289)	(748)	51	(1,883)	(2,869)

Balance at December 31, 2009	39,755	69,749	83,589	—	193,093
Amortization of embedded derivatives	(749)	(3,113)	(575)	—	(4,437)
Amortization of beneficial conversion feature	(653)	(1,923)	46	—	(2,530)

Balance at December 31, 2010	$38,353	$64,713	$83,060	$—	$186,126

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

Revolving Credit Facility — Liggett:

Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”) under which $35,710 was outstanding at December 31, 2010. Availability as determined under the facility was approximately $294 based on eligible collateral at December 31, 2010. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on Liggett’s manufacturing facility. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability, as defined, under the facility for the 30-day period prior to the payment of the dividend, and after giving

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility.

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

Equipment Loans — Liggett:

In 2010, Liggett entered into nine financing agreements for a total of $16,634 related to the purchase of equipment. The weighted average interest rate of the outstanding debt is 5.28% per annum and the interest rate on the notes ranges between 2.59% and 6.13%. The debt is payable over 30 to 60 months with an average term of 56 months. Total monthly installments are $297.

Liggett also refinanced $3,575 of debt related to previous equipment purchases. The refinanced debt has an interest rate of 5.95% and is payable in 36 installments of $109. Each of these equipment loans is collateralized by the purchased equipment. In December 2010, Liggett purchased equipment for $8,068 and entered into two financing agreements for a total of $8,068, payable in 60 installments totaling $147. The interest rates on the two notes are 5.63% and 5.69%.

Each of these equipment loans is collateralized by the purchased equipment.

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

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Notes payable and long-term debt	$557,397	$827,247	$356,809	$573,439

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled Maturities:

Scheduled maturities of long-term debt are as follows:

		Unamortized
	Principal	Discount	Net

Year Ending December 31:
2011	51,345	434	50,911
2012	105,793	82,626	23,167
2013	4,375	—	4,375
2014	161,158	103,066	58,092
2015	418,025	730	417,295
Thereafter	3,557	—	3,557

Total	$744,253	$186,856	$557,397

The scheduled maturities of $105,793 (principal amount) in 2012 reflect $99,000 (principal amount), which may be required to be redeemed in 2012 in accordance with the terms of the Company’s 3.875% Variable Interest Senior Convertible Debentures due 2026.

Weighted-Average Interest Rate on Current Maturities of Long-Term Debt:

The weighted-average interest rate on the Company’s current maturities of long-term debt at December 31, 2010 was approximately 11.05%.

8.	COMMITMENTS

Certain of the Company’s subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with non-cancelable terms of one year or more as of December 31, 2010 are as follows:

	Lease	Sublease
	Commitments	Rentals	Net

Year Ending December 31:
2011	$4,739	965	3,774
2012	3,984	965	3,019
2013	2,204	402	1,802
2014	1,165	—	1,165
2015	630	—	630
Thereafter	21	—	21

Total	$12,743	$2,332	$10,411

In 2001, the Company entered into an operating sublease for space in an office building in New York. The lease, as amended, expires in 2013. Minimum rental expense over the entire period is $10,584. A rent abatement received upon entering into the lease is recognized on a straight line basis over the life of the lease. The Company pays operating expense escalation ($40 in 2010) in monthly installments along with installments of the base rent.

The Company’s rental expense for the years ended December 31, 2010, 2009 and 2008 was $3,670, $3,904 and $3,825, respectively.

9.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plans and Postretirement Plans:

Defined Benefit Plans.  The Company sponsors three defined benefit pension plans (two qualified and one non-qualified) covering virtually all individuals who were employed by Liggett on a full-time basis prior to 1994.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future accruals of benefits under these three defined benefit plans were frozen between 1993 and 1995. These benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the two qualified pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans’ assets and benefit obligations were measured at December 31, 2010 and 2009, respectively.

The Company also sponsors a Supplemental Retirement Plan (“SERP”) where the Company will pay supplemental retirement benefits to certain key employees, including executive officers of the Company. In January 2006, the Company amended and restated its SERP (the “Amended SERP”), effective January 1, 2005. The amendments to the plan were intended, among other things, to cause the plan to meet the applicable requirements of Section 409A of the Internal Revenue Code. The Amended SERP is intended to be unfunded for tax purposes, and payments under the Amended SERP will be made out of the general assets of the Company. Under the Amended SERP, the benefit payable to a participant at his normal retirement date is a lump sum amount which is the actuarial equivalent of a predetermined annual retirement benefit set by the Company’s board of directors. Normal retirement date is defined as the January 1 following the attainment by the participant of the later of age 60 or the completion of eight years of employment following January 1, 2002 with the Company or a subsidiary.

In connection with the retirement of the Company’s Chairman, he received in July 2009 a payment of $20,860 under the terms of the SERP.

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

At December 31, 2010, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2011 – $0; 2012 – $3,505; 2013 – $20,647; 2014 – $7,232; 2015 – $0 and 2016 to 2020 – $0. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit; conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.

Postretirement Medical and Life Plans.  The Company provides certain postretirement medical and life insurance benefits to certain employees. Substantially all of the Company’s manufacturing employees as of December 31, 2010 are eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 375 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to approximately 200 active employees and 475 retirees who reach retirement age and are eligible to receive benefits under one of the Company’s defined benefit pension plans. The Company’s postretirement liabilities are comprised of Medicare Part B and life insurance premiums.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

			Other
	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation at January 1	$(142,043)	$(156,318)	$(9,405)	$(8,743)
Service cost	(1,360)	(1,319)	(13)	(15)
Interest cost	(8,131)	(9,385)	(521)	(566)
Plan amendment	(6,055)	—	—	—
Benefits paid	11,787	32,903	574	596
Expenses paid	479	507	—	—
Actuarial (gain) loss	(3,645)	(8,431)	(485)	(677)

Benefit obligation at December 31	$(148,968)	$(142,043)	$(9,850)	$(9,405)

Change in plan assets:
Fair value of plan assets at January 1	$125,166	$111,266	$—	$—
Gap period cash flow	—	—	—	—
Actual return on plan assets	19,733	26,085	—	—
Expenses paid	(479)	(507)	—	—
Contributions	360	21,225	574	596
Benefits paid	(11,787)	(32,903)	(574)	(596)

Fair value of plan assets at December 31	$132,993	$125,166	$—	$—

Funded status at December 31	$(15,975)	$(16,877)	$(9,850)	$(9,405)

Amounts recognized in the consolidated balance sheets:
Prepaid pension costs	$13,935	$8,994	$—	$—
Other accrued liabilities	(347)	(357)	(665)	(680)
Non-current employee benefit liabilities	(29,563)	(25,514)	(9,185)	(8,725)

Net amounts recognized	$(15,975)	$(16,877)	$(9,850)	$(9,405)

				Other Postretirement
	Pension Benefits			Benefits
	2010	2009	2008	2010	2009	2008

Service cost — benefits earned during the period	$1,360	$1,319	$4,139	$13	$15	$15
Interest cost on projected benefit obligation	8,131	9,385	9,525	521	567	591
Expected return on assets	(8,271)	(7,817)	(12,145)	—	—	—
Prior service cost	—	801	1,402	—	—	—
Time contractual termination benefits	—	(1,808)	—	—	—	—
Amortization of net loss (gain)	3,376	2,136	98	(129)	(163)	(180)

Net expense	$4,596	$4,016	$3,019	$405	$419	$426

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost for the year ending December 31, 2011.

	Defined	Post-
	Benefit	Retirement
	Pension Plans	Plans	Total

Prior service cost	$2,018	$—	$2,018
Actuarial loss (gain)	789	(88)	701

As of December 31, 2010, current year accumulated other comprehensive income, before income taxes, consists of the following:

	Defined	Post-
	Benefit	Retirement
	Pension Plans	Plans	Total

Prior year accumulated other
comprehensive income	$(35,348)	$1,003	$(34,345)
Amortization of prior service costs	2,018	—	2,018
Effect of settlement	—	—	—
Amortization of gain (loss)	1,358	(130)	1,228
Net (loss) gain arising during the year	1,762	(485)	1,277

Current year accumulated other comprehensive (loss) income	$(30,210)	$388	$(29,822)

As of December 31, 2010, there was $29,822 of items not yet recognized as a component of net periodic pension benefit, which consisted of future pension benefits of $30,210 associated with the amortization of net loss.

As of December 31, 2010, there was $388 of items not yet recognized as a component of net periodic postretirement benefit, which consisted of future benefits associated with the amortization of net gains.

As of December 31, 2009, current year accumulated other comprehensive income, before income taxes, consisted of the following:

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

As of December 31, 2010, two of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation and fair value of plan assets were $29,973, $29,973 and $0, respectively. As of December 31, 2009, three of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $90,216, $90,216 and $64,345, respectively.

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Weighted average assumptions:
Discount rates — benefit obligation	5.25%	5.75%	6.75%	5.25%	5.75%	6.75%
Discount rates — service cost	5.75%	6.75%	6.25%	5.75%	6.75%	6.25%
Assumed rates of return on invested assets	7.00%	7.50%	7.50%	—	—	—
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%

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

The Company considers input from its external advisors and historical returns in developing its expected rate of return on plan assets. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. The Company’s actual 10-year annual rate of return on its pension plan assets was 4.8%, 3.0% and 2.5% for the years ended December 31, 2010, 2009 and 2008, respectively, and the Company’s actual five-year annual rate of return on its pension plan assets was 5.7%, 3.5% and 1.2% for the years ended December 31, 2010, 2009 and 2008, respectively.

Gains and losses resulting from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and changes in actual returns on plan assets as compared to assumed returns. These gains and losses are only amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2010, Liggett used a 16.01-year period for its Hourly Plan and a 17.56-year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. The amortization of deferred losses negatively impacts pension expense in the future.

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

In 2008, the Liggett Employee Benefits Committee temporarily suspended its target asset allocation percentages due to the volatility in the financial markets. Even though such allocation percentages were suspended, investment manager performance versus their respective benchmarks was still monitored on a regular basis. Effective January 1, 2011, the Liggett Employee Benefits Committee has reinstated its target assets allocation to equal 50.0% equity investments, 27.5% investment grade fixed income, 7.5% high yield fixed income, 10.0% alternative investments (including hedge funds and private equity funds) and 5.0% short-term investments, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.

Vector’s defined benefit retirement plan allocations at December 31, 2010 and 2009, by asset category, were as follows:

	Plan Assets at
	December 31,
	2010	2009

Asset category:
Equity securities	51%	50%
Investment grade fixed income securities	26%	26%
High yield fixed income securities	4%	2%
Alternative investments	9%	8%
Short-term investments	10%	14%

Total	100%	100%

The defined benefit plans’ recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value Measurements as of December 31, 2010
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Insurance contracts	$2,359	$—	$2,359	$—
Amounts in individually managed investment accounts:
Cash	14,108	14,108	—	—
U.S. equity securities	53,916	53,916	—	—
Common collective trusts	50,631	—	45,722	4,909
Investment partnership	11,996	—	—	11,996

Total	$133,010	$68,024	$48,081	$16,905

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

The changes in the fair value of these Level 3 investments as of December 31, 2010 and 2009 were as follows:

	2010	2009

Balance as of January 1	$11,640	$15,285
Distributions	(1,107)	(8,978)
Contributions	4,000	—
Unrealized loss on long-term investments	2,113	3,913
Realized gain on long-term investments	259	1,420

Balance as of December 31	$16,905	$11,640

For 2010 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between (5.25)% and 6.8% between 2011 and 2019 and 4.5% after 2019. For 2009 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between (7.24)% and 24.69% between 2010 and 2018 and 4.5% after 2018.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$9	$(8)
Effect on benefit obligation	$164	$(151)

To comply with ERISA’s minimum funding requirements, the Company does not currently anticipate that it will be required to make any funding to the pension plans for the pension plan year beginning on January 1, 2011 and ending on December 31, 2011. Any additional funding obligation that the Company may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future pension and postretirement medical benefits payments are as follows:

		Postretirement
	Pension	Medical

2011	11,956	666
2012	15,064	734
2013	31,838	696
2014	17,959	691
2015	10,413	694
2016 — 2020	45,989	3,471

Profit Sharing and Other Plans:

The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $1,068, $1,098 and $1,095 for the years ended December 31, 2010, 2009 and 2008, respectively.

10.	INCOME TAXES

The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. The amounts provided for income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008

Current:
U.S. Federal	$33,142	$94,640	$25,747
State	101	19,274	7,889

	$33,243	$113,914	$33,636

Deferred:
U.S. Federal	$(3,381)	$(85,158)	$5,170
State	1,624	(25,025)	(4,738)

	(1,757)	(110,183)	432

Total	$31,486	$3,731	$34,068

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31, 2010		December 31, 2009
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Excess of tax basis over book basis- non-consolidated entities	$10,603	$—	$8,876	$—
Employee benefit accruals	10,701	—	11,084	—
Book/tax differences on fixed and Intangible assets	—	34,293	—	29,671
Book/tax differences on inventory	—	21,589	—	13,015
Book/tax differences on long-term investments	7,067	—	9,950
Impact of accounting on convertible debt	—	16,155	—	13,467
Impact of timing of settlement payments	26,962	—	10,099	—
Various U.S. state tax loss carryforwards	14,496	—	15,138	—
Other	10,075	16,742	8,354	6,221
Valuation allowance	(10,290)	—	(9,509)	—

	$69,614	$88,779	$53,992	$62,374

The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance of $10,290 and $9,509 at December 31, 2010 and 2009, respectively, consisted primarily of a reserve against various state and local net operating loss carryforwards, primarily resulting from Vector Tobacco’s losses.

The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws.

Deferred federal income tax expense differs in 2010, 2009 and 2008 as a result of reclassifications between current and deferred tax liabilities. The deferred tax expense in 2008 related to the utilization of tax credits. The deferred federal tax benefit in 2009 related to the recognition of a previously deferred gain in 2009 and the reduction of a valuation allowance in 2009. The deferred tax benefit in 2010 results from the recognition of various temporary differences at the Liggett segment.

The valuation allowance was reduced in 2009 for the recognition of state tax net operating losses at Vector Tobacco after evaluating the impact of the negative and positive evidence that such asset would be realized. The Company based its conclusion on the fact that Vector Tobacco reported state taxable income on a separate company basis for the second consecutive year in 2009. The valuation allowance was increased in 2010 as a result of changes in Vector Tobacco’s state tax apportionment in 2010 which decreased Vector Tobacco’s ability to utilize state tax net operating losses in future years.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2010	2009	2008

Income before income taxes	$85,570	$28,537	$94,572

Federal income tax expense at statutory rate	29,950	9,988	33,100
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	1,121	261	2,048
Non-deductible expenses	1,491	1,682	1,771
Impact of domestic production deduction	(654)	(1,201)	(1,608)
Tax credits	(25)	(833)	—
Equity and other adjustments	—	—	381
Changes in valuation allowance, net of equity and tax audit adjustments	(397)	(6,166)	(1,624)

Income tax expense	$31,486	$3,731	$34,068

The following table summarizes the activity related to the unrecognized tax benefits:

Balance at January 1, 2008	$10,605
Additions based on tax positions related to current year	—
Additions based on tax positions related to prior years	747
Reductions based on tax positions related to prior years	(317)
Settlements	—
Expirations of the statute of limitations	(3,532)

Balance at December 31, 2008	7,503
Additions based on tax positions related to current year	3,380
Additions based on tax positions related to prior years	2,619
Reductions based on tax positions related to prior years	(550)
Settlements	(903)
Expirations of the statute of limitations	(1,833)

Balance at December 31, 2009	10,216
Additions based on tax positions related to current year	847
Additions based on tax positions related to prior years	1,178
Reductions based on tax positions related to prior years	(2,303)
Settlements	(1,076)
Expirations of the statute of limitations	(2,094)

Balance at December 31, 2010	$6,768

In the event the unrecognized tax benefits of $6,768 and $10,216 at December 31, 2010 and 2009, respectively, were recognized, such recognition would impact the annual effective tax rates. During 2010, the accrual for potential penalties and interest related to these unrecognized tax benefits was reduced by $2,444, and in total, as of December 31, 2010, a liability for potential penalties and interest of $1,091 has been recorded. During 2009, the accrual for potential penalties and interest related to these unrecognized tax benefits was reduced by $281, and in

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total, as of December 31, 2009, a liability for potential penalties and interest of $2,650 has been recorded. The Company classifies all tax-related interest and penalties as income tax expense.

It is reasonably possible the Company may recognize up to approximately $400 of currently unrecognized tax benefits over the next 12 months, pertaining primarily to expiration of statutes of limitations of positions reported on state and local income tax returns. The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations.

In 2009, the Internal Revenue Service concluded an audit of the Company’s income tax return for the year ended December 31, 2005. There was no material impact on the Company’s consolidated financial statements as a result of the audit.

11.	STOCK COMPENSATION

The Company grants equity compensation under its Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”). As of December 31, 2010, there were approximately 3,815,336 shares available for issuance under the 1999 Plan.

Stock Options.  The Company accounts for stock compensation by valuing unvested stock options granted prior to January 1, 2006 under the fair value method of accounting and expensing this amount in the statement of operations over the stock options’ remaining vesting period.

The Company recognized compensation expense of $1,218, $292 and $186 related to stock options in the years ended December 31, 2010, 2009 and 2008 respectively.

The terms of certain stock options awarded under the 1999 Plan in December 2009 and January 2001 provide for common stock dividend equivalents (at the same rate as paid on the common stock) with respect to the shares underlying the unexercised portion of the options. The Company recognizes payments of the dividend equivalent rights on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet ($2,480, $4,342 and $4,865 net of taxes, for the years ended December 31, 2010, 2009 and 2008, respectively), which is included as “Distributions on common stock” in the Company’s consolidated statement of changes in stockholders’ equity.

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

The assumptions used under the Black-Scholes option pricing model in computing fair value of options are based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company’s common stock over the expected term of the option. The assumptions used for grants in the years ended December 31, 2010 and 2009 were as follows:

	2010	2009

Risk-free interest rate	2.59%	2.0% – 3.4%
Expected volatility	24.43%	24.97% – 35.93%
Dividend yield	9.75%	0.0%
Expected holding period	4.74 years	4.79 – 10 years
Weighted-average grant date fair value	$1.03	$3.58 – $7.40

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of employee stock option transactions follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value(1)

Outstanding on January 1, 2008	10,326,841	$8.38	1.8	$95,238
Granted	—	—
Exercised	(4,498,715)	$5.19
Cancelled	(1,547)	$28.06

Outstanding on December 31, 2008	5,826,579	$10.50	1.7	$13,708
Granted	1,176,000	$13.40
Exercised	(4,618,558)	$9.54
Cancelled	(71,052)	$15.95

Outstanding on December 31, 2009	2,312,969	$13.82	6.6	$1,947
Granted	105,000	$15.63
Exercised	(116,271)	$10.88
Cancelled	(19)	—

Outstanding on December 31, 2010	2,301,679	$14.05	6.0	$11,208

Options exercisable at:
December 31, 2008	5,427,575
December 31, 2009	1,109,849
December 31, 2010	1,014,298

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($17.32, $14.00 and $12.97 at December 31, 2010, 2009 and 2008, respectively) exceeds the option exercise price.

Additional information relating to options outstanding at December 31, 2010 follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
	Outstanding	Remaining		Exercisable
Range of	as of	Contractual Life	Weighted-Average	as of	Weighted-Average
Exercise Prices	12/31/2010	(Years)	Exercise Price	12/31/2010	Exercise Price

$0.00 – 8.42	11,637	2.0	$8.14	11,637	$8.14
$8.43 – 11.22	—	—	—	—	—
$11.23 – 14.03	1,969,206	6.3	$13.10	786,825	$13.10
$14.04 – 16.84	162,425	7.7	$15.77	57,425	$15.77
$16.85 – 19.64	6,184	1.1	$17.86	6,184	$17.86
$19.65 – 22.45	4,876	0.6	$21.56	4,876	$21.56
$22.46 – 25.25	58,944	0.7	$23.85	58,944	$23.85
$25.26 – 28.06	88,407	0.7	$25.64	88,407	$25.64

	2,301,679	6.0	$14.05	1,014,298	$14.98

As of December 31, 2010, there was $4,057 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately three years at December 31, 2010.

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

Non-qualified options for 105,000 shares of common stock were issued during 2010. The exercise price of the options granted was $15.63 in 2010. The exercise prices of the options granted in 2010 were at the fair value on the dates of the grants.

Non-qualified options for 1,176,000 shares of common stock were issued during 2009. The exercise price of the options granted was $13.40 in 2009. The exercise prices of the options granted in 2009 were at the fair value on the dates of the grants.

No options were granted in 2008.

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

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $673, $22,771 and $44,755, respectively. Tax benefits related to option exercises of $267, $9,162 and $18,304 were recorded as increases to stockholders’ equity for the years ended December 31, 2010, 2009 and 2008, respectively.

During 2010, 116,271 options, exercisable at prices ranging from $8.74 to $13.10 per share, were exercised for $1,265 in cash on the date of exercise.

During 2009, 4,604,152 options, exercisable at prices ranging from $9.03 to $13.48 per share, were exercised for $1,144 in cash and the delivery to the Company of 2,955,609 shares of common stock with a fair market value of $42,768, or $13.91, per share on the date of exercise.

During 2008, 4,498,715 options, exercisable at prices ranging from $5.43 to $11.51 per share, were exercised for $87 in cash and the delivery to the Company of 1,444,690 shares of common stock with a fair market value of $24,395, or $16.08, per share on the date of exercise.

Restricted Stock Awards.  In 2005, the President of the Company was awarded restricted stock grants of 738,418 shares of the Company’s common stock, pursuant to the 1999 Plan. Pursuant to the restricted share agreements, one-fourth of the shares vested on September 15, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through September 15, 2009. The Company recorded deferred compensation of $11,340 representing the fair market value of the total restricted shares on the dates of grant. The deferred compensation was amortized over the vesting period as a charge to compensation expense. The Company recorded an expense of $1,996 and $2,843 associated with the grants for the years ended December 31, 2009 and 2008, respectively.

In November 2005, the President of Liggett and Liggett Vector Brands was awarded a restricted stock grant of 63,814 shares of the Company’s common stock pursuant to the 1999 Plan. Pursuant to his restricted share agreement, one-fourth of the shares vested on November 1, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through November 1, 2009. The Company

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded deferred compensation of $1,018 representing the fair market value of the restricted shares on the date of grant. The Company recorded an expense of $218 and $254 associated with the grant for each of the years ended December 31, 2009 and 2008, respectively.

In June 2007, the Company granted 12,155 restricted shares of the Company’s common stock pursuant to the 1999 Plan to each of its four outside directors. The shares vested over three years. The Company recognized $792 of expense over the vesting period. The Company recognized expense of $264 for the years ended December 31, 2010, 2009 and 2008, respectively, in connection with this restricted stock award.

In June 2010, the Company granted 10,500 restricted shares of the Company’s common stock pursuant to the 1999 Plan to each of its five outside directors. The shares will vest over three years and the Company will recognize $834 of expense over the vesting period, including $154 of expense for the year ended December 31, 2010.

In April 2009, the President of the Company was awarded a restricted stock grant of 551,250 shares of Vector’s common stock pursuant to the 1999 Plan. Under the terms of the award, one-fifth of the shares vest on September 15, 2010, with an additional one-fifth vesting on each of the four succeeding one-year anniversaries of the first vesting date through September 15, 2014. In the event that his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The fair market value of the restricted shares on the date of grant was $6,467 is being amortized over the vesting period as a charge to compensation expense. The Company recorded an expense of $872 and $872 for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, there was $5,086 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately two years at December 31, 2010.

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

Tobacco-Related Litigation:

Overview

Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iii) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discussed below are not quantifiable at this time. For the years ended December 31, 2010, 2009 and 2008, Liggett incurred legal expenses and other litigation costs totaling approximately $23,389 (which includes expense of $16,161 for the Lukacs and Ferlanti judgments described below), $6,000 and $8,800, respectively.

Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related or other litigation are or can be significant.

Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. Liggett has secured approximately $5,055 in bonds as of December 31, 2010.

In June 2009, Florida amended its existing bond cap statute by adding a $200,000 bond cap that applies to all Engle progeny cases (defined below) in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. The legislation applies to judgments entered after the effective date and remains in effect until December 31, 2012. Certain plaintiffs have challenged the constitutionality of the bond cap statute. In one of these cases, the court recently upheld the constitutionality of the statute. Although the Company cannot predict the outcome of such challenges, it is possible that the Company’s financial position, results of operations, or cash flows could be materially affected by an unfavorable outcome of such challenges.

The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in this Note 12: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be vigorously defended. However, Liggett may enter into settlement discussions in particular cases if it believes it is in its best interest to do so.

Individual Actions

As of December 31, 2010, there were 36 individual cases pending against Liggett and/or the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include Engle progeny cases (described below) or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of individual cases by state that are

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pending against Liggett or its affiliates as of December 31, 2010 (excluding Engle progeny cases in Florida and the consolidated cases in West Virginia):

Number
State	of Cases

Florida	15
New York	9
Louisiana	5
Maryland	3
West Virginia	2
Missouri	1
Ohio	1

Liggett Only Cases.  There are currently seven cases pending where Liggett is the only tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases. In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages of $1,200 as well as $96 in expenses, but found that the plaintiff was 40% at fault. Therefore, plaintiff’s award was reduced to $720 in compensatory damages. Punitive damages were not awarded. In February 2011, the award was affirmed on appeal. In September 2010, the court awarded plaintiff’s attorneys’ fees of $996. Liggett appealed the attorneys’ fee award. Liggett has accrued $2,000 for this matter for the year ended December 31, 2010. In Blitch v. R.J. Reynolds, an Engle progeny case, trial is scheduled for March 7, 2011. In O’Dwyer-Harkins v. R.J. Reynolds, an Engle progeny case, trial is scheduled for August 8, 2011. There has been no recent activity in Hausrath v. Philip Morris, a case pending in New York state court, where two individuals are suing. The other three individual actions, in which Liggett is the only tobacco company defendant, are dormant. In Davis v. Liggett Group, another Liggett only case, judgment was entered against Liggett in the amount of $540 plus attorneys’ fees. The judgment was paid by Liggett and this matter is concluded.

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

In addition to several adverse verdicts against Liggett, jury awards in individual cases have also been returned against other cigarette manufacturers in recent years. The awards in these individual actions, often in excess of millions of dollars, may be for both compensatory and punitive damages. There are several significant jury awards against other cigarette manufacturers which are currently on appeal and several final awards, have been paid.

Engle Progeny Cases.  In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co.  rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and the Company have been named in 6,827 Engle progeny cases in both federal (3,735 cases) and state (3,092 cases) courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. These cases include approximately 9,100 plaintiffs, 671 of which represent consortium claims. The number of state court Engle progeny cases may increase as multi-plaintiff cases continue to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties.

As of December 31, 2010, in addition to the Lukacs case (described below), the following Engle progeny cases have resulted in judgments against Liggett:

			Compensatory
Date	Case Name	County	Damages	Punitive Damages

August 2009	Campbell v. R.J. Reynolds	Escambia	$156	None
March 2010	Douglas v. R.J. Reynolds	Hillsborough	$1,350	None
April 2010	Clay v. R.J. Reynolds	Escambia	$349	$1,000
April 2010	Putney v. R.J. Reynolds	Broward	$3,008	None

Through December 31, 2010, there were 20 plaintiffs’ verdicts against the industry in Engle progeny cases, including the four referenced above, and 11 defense verdicts. The plaintiffs’ verdicts are currently on appeal. Several defense verdicts have also been appealed. For further information on the Engle case and on Engle progeny cases, see “Class Actions — Engle Case,” below.

Lukacs Case.  In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Co., awarded $37,500 in compensatory damages, jointly and severally, in a case involving Liggett and two other cigarette manufacturers, which amount was subsequently reduced by the court. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle progeny case, but was tried almost five years prior to the Florida Supreme Court’s final decision in Engle. In November 2008, the court entered final judgment in the amount of $24,835, plus interest from June 2002. Plaintiff filed a motion seeking an award of attorneys’ fees from Liggett based on plaintiff’s prior proposal for settlement. In March 2010, the Third District Court of Appeal affirmed the decision, per curiam. In June 2010, Liggett paid its share of the judgment and settled claims for attorneys’ fees and accrued interest for a total payment of $14,361.

Class Actions

As of December 31, 2010, there were six actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defenses raised in these cases include, among others, lack of proximate cause, individual issues predominate, assumption of the risk, comparative fault and/or contributory negligence, statute of limitations and federal preemption.

Engle Case.  In May 1994, Engle was filed against Liggett and others in Miami-Dade County, Florida. The class consisted of all Florida residents who, by November 21, 1996, “have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarette smoking.” In July 1999, after the conclusion of Phase I of the trial, the jury returned a verdict against Liggett and other cigarette manufacturers on certain issues determined by the trial court to be “common” to the causes of action of the plaintiff class. The jury made several findings adverse to the defendants including that defendants’ conduct “rose to a level that would permit a potential award or entitlement to punitive damages.” Phase II of the trial was a causation and damages trial for three of the class plaintiffs and a punitive damages trial on a class-wide basis before the same jury that returned the verdict in Phase I. In April 2000, the jury awarded compensatory damages of $12,704 to the three class plaintiffs, to be reduced in proportion to the respective plaintiff’s fault. In July 2000, the jury awarded approximately $145,000,000 in punitive damages, including $790,000 against Liggett.

In May 2003, Florida’s Third District Court of Appeal reversed the trial court and remanded the case with instructions to decertify the class. The judgment in favor of one of the three class plaintiffs, in the amount of $5,831, was overturned as time barred and the court found that Liggett was not liable to the other two class plaintiffs.

In July 2006, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the class should be decertified prospectively, but determined that the following Phase I findings are entitled to res judicata effect in Engle progeny cases: (i) that smoking causes lung cancer, among other diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) that defendants concealed material information knowing that the information was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vi) that defendants sold or supplied cigarettes that were defective; and (vii) that defendants were negligent. The Florida Supreme Court decision also allowed former class members to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damage issues, provided they filed their individual lawsuits by January 2008. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. In October 2007, the United States Supreme Court denied defendants’ petition for writ of certiorari. As a result of the Engle decision, approximately 9,100 plaintiffs have claims pending against the Company and Liggett and other cigarette manufacturers.

Three federal district courts (in the Merlob, Brown and Burr cases) ruled that the findings in Phase I of the Engle proceedings could not be used to satisfy elements of plaintiffs’ claims, and two of those rulings (Brown and Burr) were certified by the trial court for interlocutory review. The certification was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated (in February 2009, the appeal in Burr was dismissed for lack of prosecution). In July 2010, the Eleventh Circuit ruled that plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. Rather, plaintiffs may only use the findings to establish specific facts that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made. All federal cases were stayed pending review by the Eleventh Circuit. On December 22, 2010, stays were lifted in 12 cases selected by plaintiffs.

In December 2010, in the Martin case, a case against R.J. Reynolds, the Florida District Court of Appeals issued the first ruling by a Florida intermediate appellate court to address the Brown decision discussed above. The panel held that the trial court correctly construed the Florida Supreme Court’s 2006 decision in Engle in instructing

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the jury on the preclusive effect of the Phase I Engle proceedings, expressly disagreeing with certain aspects of the Brown decision.

Other Class Actions.  In Smith v. Philip Morris, a Kansas state court case filed in February 2000, plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs seek to recover an unspecified amount in actual and punitive damages. Class certification was granted in November 2001. Discovery is ongoing.

Class action suits have been filed in a number of states against cigarette manufacturers, alleging, among other things, that use of the terms “light” and “ultra light” constitutes unfair and deceptive trade practices, among other things. In December 2008, the United States Supreme Court, in Altria Group v. Good, ruled that the Federal Cigarette Labeling and Advertising Act did not preempt the state law claims asserted by the plaintiffs and that they could proceed with their claims under the Maine Unfair Trade Practices Act. This ruling has resulted in the filing of additional “lights” class action cases in other states against other cigarette manufacturers. Although Liggett was not a defendant in the Good case, and is not a defendant in most of the other “lights” class actions, an adverse ruling or commencement of additional “lights” related class actions could have a material adverse effect on the Company.

In November 1997, in Young v. American Tobacco Co., a purported personal injury class action was commenced on behalf of plaintiff and all similarly situated residents in Louisiana who, though not themselves cigarette smokers, are alleged to have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. In October 2004, the trial court stayed this case pending the outcome of an appeal in another matter.

In June 1998, in Cleary v. Philip Morris, a putative class action was brought in Illinois state court on behalf of persons who were allegedly injured by: (i) defendants’ purported conspiracy to conceal material facts regarding the addictive nature of nicotine; (ii) defendants’ alleged acts of targeting their advertising and marketing to minors; and (iii) defendants’ claimed breach of the public’s right to defendants’ compliance with laws prohibiting the distribution of cigarettes to minors. Plaintiffs sought disgorgement of all profits unjustly received through defendants’ sale of cigarettes to plaintiffs and the class. In March 2009, plaintiffs filed a third amended complaint adding, among other things, allegations regarding defendants’ sale of “lights” cigarettes. The case was then removed to federal court on the basis of this new claim. In November 2009, plaintiffs filed a revised motion for class certification as to the three proposed classes, which motion was denied by the court. In February 2010, the court granted summary judgment in favor of defendants as to all claims, other than a “lights” claim involving another cigarette manufacturer. The court granted leave to the plaintiffs to reinstate the motion as to the addiction claims. Plaintiffs filed a Fourth Amended Complaint in an attempt to resurrect their addiction claims. In June 2010, the court granted defendants’ motion to dismiss the Fourth Amended Complaint and in July 2010, the court denied plaintiffs’ motion for reconsideration. In August 2010, plaintiffs appealed to the United States Court of Appeals for the Seventh Circuit.

In April 2001, in Brown v. Philip Morris USA, a California state court granted in part plaintiffs’ motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants’ cigarettes “during the applicable time period” and who were exposed to defendants’ marketing and advertising activities in California. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law. In June 2009, the California Supreme Court reversed and remanded the case to the trial court for further proceedings regarding whether the class representatives have, or can, demonstrate standing. In August 2009, the California Supreme Court denied defendants’ rehearing petition and issued its mandate. In September 2009, plaintiffs sought reconsideration of the court’s September 2004 order finding that plaintiffs’ allegations regarding “lights” cigarettes are preempted by federal law, in light of the United States Supreme Court decision in Good. In March 2010, the trial court granted reconsideration of its September 2004 order granting partial summary judgment to defendants with respect to plaintiffs’ “lights” claims on the basis of judicial decisions issued since its order was issued, including Good, thereby reinstating plaintiffs’ “lights” claims. Since the

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trial court’s prior ruling decertifying the class was reversed on appeal by the California Supreme Court, the parties and the court are treating all claims currently being asserted by the plaintiffs as certified, subject, however, to defendants’ challenge to the class representatives standing to assert their claims. Trial is scheduled to start on May 6, 2011.

Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action, which commenced in June 2010 and ended in a mistrial. A new trial is scheduled for October 17, 2011. If the case were to proceed against Liggett, it is estimated that Liggett could be a defendant in approximately 100 of the individual cases.

In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers. Adverse decisions in these cases could have a material adverse affect on Liggett’s sales volume, operating income and cash flows.

Health Care Cost Recovery Actions

As of December 31, 2010, there were four Health Care Cost Recovery Actions pending against Liggett. Other cigarette manufacturers are also named in these cases. The claims asserted in health care cost recovery actions vary. Although, typically, no specific damage amounts are pled, it is possible that requested damages might be in the billions of dollars. In these cases, plaintiffs typically assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Relief sought by some, but not all, plaintiffs include punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees.

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

In August 2006, the trial court entered a Final Judgment against each of the cigarette manufacturing defendants, except Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court’s decision. In February 2010, the government and all defendants, other than Liggett, filed petitions for writ of certiorari to the United States Supreme Court. In June 2010, the United States Supreme Court, without comment, denied review. As a result, the cigarette manufacturing defendants, other than Liggett, are now subject to the trial court’s Final Judgment which ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

endeavor that is disseminated to the United States public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message though use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights,” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “light” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure of defendants’ public document websites and the production of all documents produced to the government or produced in any future court or administrative action concerning smoking and health; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedules as defendants now follow in disclosing such data to the Federal Trade Commission for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette business within the United States; and (ix) payment of the government’s costs in bringing the action.

It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise results in restrictions that adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.

In City of St. Louis v. American Tobacco Company, a case pending in Missouri state court since December 1998, the City of St. Louis and approximately 38 hospitals and former hospitals seek recovery of costs expended by the hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. In June 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. In April 2010, the court further determined that each plaintiff is barred from seeking damages which accrued more than five years prior to the time that that plaintiff joined the suit. In that same order, the court granted partial summary judgment for defendants barring plaintiffs’ claims for future damages. In July 2010, the court dismissed certain other claims brought by plaintiffs, on the grounds they were preempted. In October 2010, the trial court granted defendants summary judgment with respect to plaintiffs’ fraud and negligent misrepresentation claims. Trial commenced on January 31, 2011.

In June 2005, the Jerusalem District Court in Israel added Liggett as a defendant in an action commenced in 1998 by the largest private insurer in that country, General Health Services, against the major United States cigarette manufacturers. The plaintiff seeks to recover the past and future value of the total expenditures for health care services provided to residents of Israel resulting from tobacco related diseases, court ordered interest for past expenditures from the date of filing the statement of claim, increased and/or punitive and/or exemplary damages and costs. The court ruled that, although Liggett had not sold product in Israel since at least 1978, it might still have liability for cigarettes sold prior to that time. Motions filed by defendants are pending.

In May 2008, in National Committee to Preserve Social Security and Medicare v. Philip Morris USA, a case pending in the United States District Court for the Eastern District of New York, plaintiffs commenced an action to recover damages equal to twice the amount paid by Medicare for the smoking-related health care services provided from May 21, 2002 to the present, for which treatment defendants’ allegedly were required to make payment under the Medicare Secondary Payer provisions of the Social Security Act. In July 2008, defendants’ filed a motion to dismiss plaintiffs’ claims and plaintiffs filed a motion for partial summary judgment. In March 2009, the court granted defendants’ motion and dismissed the case. In May 2009, plaintiffs noticed an appeal to the United States Court of Appeals for the Second Circuit and in September 2010, the court vacated the District Court’s decision, and remanded the case with instructions for the District Court to dismiss the complaint on other grounds. Plaintiffs’ motion for rehearing was denied by the court and on December 20, 2010, the court remanded the case to the district court with instructions to dismiss the complaint.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upcoming Trials

In addition to the January 2011 trial in the City of St. Louis case and the May 2011 trial in the Brown case, both discussed above, as of December 31, 2010, there were 43 Engle progeny cases scheduled for trial in 2011. Additionally, a Florida individual case is scheduled for trial on September 12, 2011. The Company and/or Liggett and other cigarette manufacturers are currently named as defendants in each of these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. Cases against other cigarette manufacturers are also currently scheduled for trial in 2011. Trial dates are subject to change.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated based on unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligation of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.

Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. For years ended December 31, 2010, 2009 and 2008, Liggett and Vector Tobacco’s domestic shipments accounted for approximately 3.5%, 2.7% and 2.5%, respectively, of the total cigarettes sold in the United States. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 31, 2010, Liggett and Vector Tobacco paid $96,500 of their approximately $140,400 2010 MSA payment obligations.

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

For 2003 – 2010, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco withheld payment associated with these NPM Adjustment amounts. The total amount withheld or paid into a disputed payment account by Liggett and Vector Tobacco for 2003 – 2010 was $29,236. For 2003, Liggett and Vector Tobacco paid the NPM adjustment amount of $9,345 to the Settling States although both companies continue to dispute this amount is owed. At December 31, 2010, included in “Other assets” on the Company’s condensed consolidated balance sheet was a noncurrent receivable of $6,542 relating to such payment.

The following amounts have not been expensed by the Company as they relate to Liggett and Vector Tobacco’s NPM Adjustment claims for 2003 – 2005: $6,542 for 2003, $3,789 for 2004 and $800 for 2005. Liggett and Vector Tobacco have expensed all disputed amounts related to the NPM Adjustment since 2005.

Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation was filed in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. All but one of the 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable. All 47 of those decisions are final. One court, the Montana Supreme Court, ruled that Montana’s claim of diligent enforcement must be litigated. The United States Supreme Court denied certiorari with respect to that opinion. In response to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. In June 2010, the three person arbitration panel was selected and procedural hearings, discovery and briefing on legal issues of general application have commenced. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any potential 2003 NPM adjustment. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.

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

The change in the method of calculation could result in Liggett owing, at a minimum, approximately $9,300, plus interest, of additional MSA payments for prior years, because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA. The Company estimates that Liggett’s future MSA payments would be at least approximately $2,300 higher if the method of calculation is changed. No amounts have been expensed or accrued in the accompanying condensed consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute. There can be no assurance that Liggett will not be required to make additional payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2008, Vibo Corporation, Inc., d/b/a General Tobacco (“Vibo”) commenced litigation in the United States District Court for the Western District of Kentucky against each of the Settling States and certain Participating Manufacturers, including Liggett and Vector Tobacco. Vibo sought damages from Participating Manufacturers under antitrust laws. Vibo alleged, among other things, that the market share exemptions (i.e., grandfathered shares) provided to certain SPMs under the MSA, including Liggett and Vector Tobacco, violate federal antitrust and constitutional law. In January 2009, the district court dismissed the complaint. In January 2010, the court entered final judgment in favor of the defendants. Vibo appealed to the United States Court of Appeals for the Sixth Circuit. A decision is pending.

Other State Settlements.  The MSA replaces Liggett’s prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. Liggett’s agreements with these states remain in full force and effect, subject to the changes with Minnesota and Florida discussed below. These states’ settlement agreements with Liggett contained most favored nation provisions which could reduce Liggett’s payment obligations based on subsequent settlements or resolutions by those states with certain other tobacco companies. Beginning in 1999, Liggett determined that, based on each of these four states’ settlements with United States Tobacco Company, Liggett’s payment obligations to those states had been eliminated. With respect to all non-economic obligations under the previous settlements, Liggett believes it is entitled to the most favorable provisions as between the MSA and each state’s respective settlement with the other major tobacco companies. Therefore, Liggett’s non-economic obligations to all states and territories are now defined by the MSA.

In 2003, in order to resolve any issues with Minnesota as to Liggett’s ongoing economic settlement obligations, Liggett agreed to pay $100 a year to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2003 and 2004, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make certain required payments under the respective settlement agreements with these states. Liggett believes it is not obligated to make any further payments to these states, based, among other things, on the language of the most favored nation provisions of the respective settlement agreements. In December 2010, Liggett settled with Florida and agreed to pay Florida $1,200 and to make further payments of $250 per year for a period of 21 years. The payments in years 12 – 21 will be subject to an inflation adjustment. These payments are in lieu of any other payments allegedly due to Florida under the settlement agreement. The Company accrued approximately $3,200 for this matter. There can be no assurance that Liggett will be able to resolve the matters with Texas and Mississippi or that Liggett will not be required to make additional payments which could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

Cautionary Statement.  Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. For example, the jury in the Lukacs case, an Engle progeny case tried in 2002, awarded $24,835 in compensatory damages plus interest against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict was affirmed on appeal and Liggett paid $14,361 in June 2010. To date, Liggett has been found liable in four other Engle progeny cases, which are currently on appeal. As a result of the Engle decision, over 9,100 plaintiffs have claims pending against the Company and Liggett and other cigarette manufacturers. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is in its best interest to do so.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided any amounts in its condensed consolidated financial statements for unfavorable outcomes. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual’s complaint against the tobacco industry seek money damages in an amount to be determined by a jury, plus punitive damages, costs and legal fees.

The tobacco industry is subject to a wide range of laws and regulations regarding the marketing, sale, taxation and use of tobacco products imposed by local, state and federal governments. There have been a number of restrictive regulatory actions, adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional litigation or legislation.

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

Other Matters:

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2014. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2010.

In December 2009, a complaint was filed against Liggett in Alabama state court by the estate of a woman who died, in 2007, in a house fire allegedly caused by the ignition of contents of the house by a Liggett cigarette. The plaintiff sued under the Alabama Extended Manufacturers Liability Doctrine and for breach of warranty and negligence. The plaintiff sought both compensatory and punitive damages. In January 2010, Liggett removed the case to federal court. In February 2010, Liggett filed a motion to dismiss the case and plaintiff filed a motion to remand. In September 2010, the court granted plaintiff’s motion to remand, but the order was stayed pending non-binding mediation of the dispute, which occurred in January 2011. The matter was settled for $30.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2010	2009	2008

I. Cash paid during the period for:
Interest	$67,918	$52,487	$48,794
Income taxes	41,523	94,449	4,015
II. Non-cash investing and financing activities:
Issuance of stock dividend	357	333	314
Debt issued in debt exchange	—	119,305	—
Debt retired in debt exchange	—	(111,501)	—

14.	RELATED PARTY TRANSACTIONS

In September 2006, the Company entered into an agreement with Ladenburg Thalmann Financial Services Inc. (“LTS”) pursuant to which the Company agreed to make available to LTS the services of the Company’s Executive Vice President to serve as the President and Chief Executive Officer of LTS and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. LTS paid the Company $600 for 2010, $600 for 2009 and $500 for 2008 under the agreement and pays the Company at a rate of $600 per year in 2011. These amounts are recorded as a reduction to the Company’s operating, selling, administrative and general expenses. LTS paid compensation of $200, $0 and $150 for 2010, 2009 and 2008, respectively, to each of the President of the Company, who serves as Vice Chairman of LTS, and to the Executive Vice President of the Company, who serves as President and CEO of LTS. (See Note 16.)

The Company’s President, a firm he serves as a consultant to, and affiliates of that firm received ordinary and customary insurance commissions aggregating approximately $431, $329 and $221 in 2010, 2009 and 2008, respectively, on various insurance policies issued for the Company and its subsidiaries and equity investees.

In October 2008, the Company acquired for $4,000 an approximate 11% interest in Castle Brands Inc. (NYSE Amex: ROX), a publicly traded developer and importer of premium branded spirits. The Company’s Executive Vice President is serving as the interim President and Chief Executive Officer. In October 2008, the Company entered into an agreement with Castle where the Company agreed to make available the services of its Executive Vice President as well as other financial and accounting services. The Company recognized management fees of $100 in 2010, $100 in 2009 and $22 in 2008 under the agreement. Castle pays the Company at a rate of $100 per year in 2011. In December 2009, Vector was part of a consortium, which included Dr. Phillip Frost, who is a beneficial owner of approximately 11.7% of the Company’s common stock and the Company’s Executive Vice President, that agreed to provide a line of credit to Castle. The three-year line was for a maximum amount of $2,500, bears interest at a rate of 11% per annum on amounts borrowed, pays a 1% annual commitment fee and is collateralized by Castle’s receivables and inventory. The Company’s commitment under the line is $1,100; all of which was outstanding under the credit line as of December 31, 2010.

In addition to its investment in Castle, the Company has made investments in entities where Dr. Frost has a relationship. These include the following: (i) three investments in 2006, 2008 and 2009 totaling approximately $11,000 in OPKO Inc. (NYSE Amex: OPK) and its predecessor eXegenics Inc.; (ii) a $500 investment in 2008 in Cardo Medical Inc. (OTC BB: CDOM); (iii) a $250 investment in 2008 in Cocrystal Discovery Inc.; and (iv) the investments in Castle discussed above. Dr. Frost is a director, executive officer and/or more than 10% shareholder in these entities as well as LTS. Additional investments in entities where Dr. Frost has a relationship may be made in the future.

On May 11, 2009, the Company issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5% Notes, valued at 107% of principal amount. The purchaser of the 6.75% Note is an entity affiliated with Dr. Frost.

The Company is an investor in investment partnerships affiliated with a stockholder of the Company. (See Note 6.)

Jefferies & Company, Inc. beneficially owned approximately 6.3% of the Company’s common stock at December 31, 2009. Jefferies or its affiliates have from time to time provided investment banking, general financing and banking services to the Company and its affiliates, for which they have received customary compensation. During 2010, 2009 and 2008, the Company paid to Jefferies and its affiliates fees in the amount of approximately $4,677, $4,547 and $0, respectively.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value Measurements as of December 31, 2010
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$267,333	$267,333	$—	$—
Certificates of deposit	2,773	—	2,773	—
Bonds	5,300	5,300	—	—
Investment securities available for sale	78,754	74,640	4,114	—

Total	$354,160	$347,273	$6,887	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$141,492	$—	$—	$141,492

	Fair Value Measurements as of December 31, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$199,423	$199,423	$—	$—
Certificates of deposit	2,785	—	2,785	—
Bonds	3,128	3,128	—	—
Investment securities available for sale	51,743	38,707	13,036	—

Total	$257,079	$241,258	$15,821	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$153,016	$—	$—	$153,016

The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The Level 2 investment securities available for sale were not registered and therefore do not have direct market quotes or have certain restrictions.

The fair value of derivatives embedded within convertible debt were derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt as of December 31, 2010, 2009 and 2008 are disclosed. (See Note 7.)

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

16.	NEW VALLEY LLC

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

The components of “Investments in non-consolidated real estate businesses” were as follows:

	December 31,	December 31,
	2010	2009

Douglas Elliman Realty LLC	$46,421	$36,086
Aberdeen Townhomes LLC	—	1,248
New Valley Oaktree Chelsea Eleven LLC	10,958	12,232
Fifty Third-Five Building LLC	18,000	—
Sesto Holdings S.r.l.	5,037	—

Investments in non-consolidated real estate businesses	$80,416	$49,566

Residential Brokerage Business.  New Valley recorded income of $22,303, $11,429 and $11,833 for the years ended December 31, 2010, 2009 and 2008, respectively, associated with Douglas Elliman Realty. Summarized financial information as of December 31, 2010 and 2009 and for the three years ended December 31, 2010 for Douglas Elliman Realty is presented below. New Valley’s equity income from Douglas Elliman Realty includes

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$158, $966 and $1,465, respectively, of interest income earned by New Valley on a subordinated loan to Douglas Elliman Realty, as well as increases to income resulting from amortization of negative goodwill which resulted from purchase accounting of $182, $145 and $193 and management fees of $1,300, $1,100 and $800 earned from Douglas Elliman for the years ended December 31, 2010, 2009 and 2008, respectively. New Valley received cash distributions from Douglas Elliman Realty LLC of $11,968, $8,517 and $10,550 for the years ended December 31, 2010, 2009 and 2008, respectively.

	December 31, 2010	December 31, 2009

Cash	$45,032	$26,920
Other current assets	5,989	6,664
Property, plant and equipment, net	15,556	13,498
Trademarks	21,663	21,663
Goodwill	38,424	38,601
Other intangible assets, net	1,337	742
Other non-current assets	3,416	2,871
Notes payable — current	1,067	776
Current portion of notes payable to member — Prudential Real Estate Financial Services of America, Inc.	—	2,487
Current portion of notes payable to member — New Valley	—	2,487
Other current liabilities	21,765	20,724
Notes payable — long term	1,129	2,136
Other long-term liabilities	10,500	7,747
Members’ equity	96,956	74,602

	Year Ended December 31,
	2010	2009	2008

Revenues	$348,136	$283,851	$352,680
Costs and expenses	303,358	259,867	324,641
Depreciation expense	3,682	4,448	5,448
Amortization expense	329	255	298
Other income	2,440	2,090	—
Interest expense, net	552	2,413	3,290
Income tax expense	1,329	223	253

Net income	$41,326	$18,735	$18,750

Douglas Elliman Realty was negatively impacted in recent years by the downturn in the residential real estate market. The residential real estate market is cyclical and is affected by changes in the general economic conditions that are beyond Douglas Elliman Realty’s control. The U.S. residential real estate market, including the market in the New York metropolitan area where Douglas Elliman operates has experienced a significant downturn due to various factors including downward pressure on housing prices, the impact of the recent contraction in the subprime and mortgage markets generally and an exceptionally large inventory of unsold homes at the same time that sales volumes are decreasing. The depth and length of the current downturn in the real estate industry has proved exceedingly difficult to predict. The Company cannot predict whether the downturn will worsen or when the market and related economic forces will return the U.S. residential real estate industry to a growth period.

All of Douglas Elliman Realty’s current operations are located in the New York metropolitan area. Local and regional economic and general business conditions in this market could differ materially from prevailing conditions

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in other parts of the country. Among other things, the New York metropolitan residential real estate market has been impacted by the significant decline in the financial services industry. A continued downturn in the residential real estate market or economic conditions in that region could have a material adverse effect on Douglas Elliman Realty.

St.  Regis Hotel, Washington, D.C.  In December 2009, the Company received $2,084 in connection with the sale of the tax credits associated with its former interest in the St. Regis Hotel in Washington D.C., which was recorded as equity income for the year ended December 31, 2009. The Company anticipates receiving an additional $2,700 in various installments between 2011 and 2012.

Aberdeen Townhomes LLC.  In June 2008, a subsidiary of New Valley purchased a preferred equity interest in Aberdeen Townhomes LLC (“Aberdeen”) for $10,000. Aberdeen acquired five townhome residences located in Manhattan, New York, which it was in the process of rehabilitating and selling.

The Company had recorded an impairment loss of $3,500 related to Aberdeen for each of the years ended December 31, 2009 and 2008.

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

The Company is the primary beneficiary of the VIE, and as a result, the consolidated financial statements of the Company now include the account balances of Aberdeen Townhomes LLC as of December 31, 2010. These balances include:

December 31, 2010

Cash	$4
Restricted cash	351
Investment in townhomes	16,275
Accounts payable	1,401

The $16,275 investment in townhomes is based on September 2010 third-party appraisals, net of estimated selling expenses. The Company recognized a gain of $760 primarily resulting from the acquisition of mortgage loans and operating income of $352.

In February 2011, Aberdeen sold one of the two remaining townhomes for approximately $12,500. The property was carried at $8,463 as of December 31, 2010.

New Valley Oaktree Chelsea Eleven, LLC.  In September 2008, a subsidiary of New Valley (“New Valley Chelsea”) purchased for $12,000 a 40% interest in New Valley Oaktree Chelsea Eleven, LLC, which lent $29,000 and contributed $1,000 for 29% of the capital in Chelsea Eleven LLC (“Chelsea”). Chelsea is developing a condominium project in Manhattan, New York, which consists of 54 luxury residential units and one commercial

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unit. New Valley Chelsea is operating as an investment vehicle for the Chelsea real estate development project. As of February 23, 2011, sales of 34 of 54 units have closed.

Chelsea Eleven LLC retired its construction loan during the second quarter of 2010 from the proceeds of the sales of units. In addition, on July 1, 2010, Chelsea Eleven LLC borrowed $47,100 (approximately $18,200 as of December 31, 2010), which is due in July 1, 2012, bearing interest at 14% per annum. The proceeds were used to retire Chelsea Eleven LLC’s then outstanding mezzanine debt (approximately $37,200) and for other working capital purposes.

The loan from New Valley Oaktree is subordinate to the new loan. The New Valley Oaktree loan bears interest at 60.25% per annum, compounded monthly, with $3,750 being held in an interest reserve, from which $1,500 was paid to New Valley.

As of December 31, 2010, Chelsea Eleven LLC had approximately $54,053 of total assets and $24,142 of total liabilities, excluding amounts owed to New Valley Oaktree Chelsea Eleven LLC (approximately $103,757 at December 31, 2010).

New Valley Chelsea is a variable interest entity; however, the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its investment in Chelsea is $10,958. This investment is being accounted for under the equity method.

The Company has received net distributions of $1,042 and $594 from New Valley Oaktree Chelsea Eleven LLC for the years ended December 31, 2010 and 2009, respectively. New Valley recorded equity income of $900 and $1,500 for the years ended December 31, 2010 and 2009, respectively, related to New Valley Chelsea.

Other investments:

Fifty Third-Five Building LLC.  In September 2010, New Valley, through its NV 955 LLC subsidiary, contributed $2,500 to a joint venture, Fifty Third-Five Building LLC (“JV”), of which it owns 50%. The JV was formed for the purposes of acquiring a defaulted real estate loan, collateralized by real estate located in New York City. In October 2010, New Valley contributed an additional $15,500 to the JV and the JV acquired the defaulted loan for approximately $35,500. The JV is a variable interest entity; however, the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its investment in the JV is $18,000. This investment is being accounted for under the equity method.

Sesto Holdings S.r.l.  In October 2010, New Valley, through its NV Milan LLC subsidiary, acquired a 7.2% interest in Sesto Holdings S.r.l. for $5,000. Sesto holds a 42% interest in an entity that has purchased a land plot of approximately 322 acres in Milan, Italy. Sesto intends to develop the land plot as a multi-parcel, multi-building mixed use urban regeneration project. Sesto is a variable interest entity; however, the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its investment in Sesto is $5,037.

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

In April 2009 New Valley completed the foreclosure process and took title to the collateral. New Valley’s subsidiary also entered into a settlement agreement with Lennar Corporation, a guarantor of the loan, which required the guarantor to satisfy its obligations under a completion guaranty by completing improvements to the

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

project in settlement, among other things, of its payment guarantees. The construction of these improvements to the project is substantially complete. In June 2009, the Company received $500 from the guarantor pursuant to the settlement agreement.

As a result of this settlement and changes in the values of real estate, the Company recorded impairment charges of $5,000 and $4,000 for the years ended December 31, 2009 and 2008, respectively.

The assets have been classified as an “Investment in Escena, net” on the Company’s consolidated balance sheet and the components are as follows:

	December 31,	December 31,
	2010	2009

Land and land improvements	$11,112	$11,126
Building and building improvements	1,471	1,154
Other	1,144	1,038

	13,727	13,318
Less accumulated depreciation	(373)	(74)

	$13,354	$13,244

The Company recorded an operating loss of $631 and $886 for the years ended December 31, 2010 and 2009, respectively, from Escena.

Real Estate Market Conditions.  Because of the risks and uncertainties of the real estate markets, the Company will continue to perform additional assessments to determine the impact of the markets, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.

17.	SEGMENT INFORMATION

As a result of the suspension of the marketing of low nicotine and nicotine-free cigarette products by Vector Tobacco and significant reductions in Vector Tobacco’s related research activities, the Company reevaluated its operating segments and combined the Liggett and Vector Tobacco businesses into a single Tobacco segment. The Company’s significant business segments for the three years ended December 31, 2010 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes and the research related to reduced risk products. The Real Estate segment includes the Company’s investment in Escena and investments in non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Prior period segment information has been recast to conform to the current presentation.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information for the Company’s operations before taxes and minority interests for the years ended December 31, 2010, 2009 and 2008 follows:

			Real		Corporate
	Tobacco		Estate		and Other	Total

2010
Revenues	$1,063,289		$—		$—	$1,063,289
Operating income (loss)	130,157	(1)	(631)		(18,213)	111,313
Equity income from non-consolidated real estate businesses	—		23,963		—	23,963
Identifiable assets	434,842		110,352	(2)	404,401	949,595
Depreciation and amortization	8,179		298		2,313	10,790
Capital expenditures	23,073		226		92	23,391
2009
Revenues	$801,494		$—		$—	$801,494
Operating income (loss)	160,915	(3)	(886)		(16,862)	143,167
Equity income from non-consolidated real estate businesses	—		15,213		—	15,213
Identifiable assets	297,587		61,770	(2)	376,185	735,542
Depreciation and amortization	8,078		74		2,246	10,398
Capital expenditures	2,734		1,114		—	3,848
2008
Revenues	$565,186		$—		$—	$565,186
Operating income (loss)	161,850		—		(26,546)	135,304
Equity income from non-consolidated real estate businesses	—		23,899		—	23,899
Identifiable assets	291,262		70,979	(2)	355,471	717,712
Depreciation and amortization	7,719		—		2,338	10,057
Capital expenditures	6,309		—		—	6,309

(1)	Operating income includes litigation judgment expense of $16,161 and a $3,000 settlement charge.

(2)	Includes investments accounted for under the equity method of accounting of $86,333, $48,318 and $44,725 as of December 31, 2010, 2009 and 2008, respectively.

(3)	Operating income includes a gain of $5,000 on the Philip Morris brand transaction completed February 2009 and restructuring costs of $900.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Unaudited quarterly data for the years ended December 31, 2010 and 2009 are as follows:

	December 31,	September 30,	June 30,	March 31,
	2010(1)	2010(2)	2010(3)	2010

Revenues	$277,618	$295,124	$268,460	$222,087
Gross Profit	52,577	55,964	57,466	52,176
Operating income	29,342	29,876	21,077	31,018
Net income applicable to common shares	$12,016	$10,907	$19,223	$11,938

Per basic common share(4):
Net income applicable to common shares	$0.16	$0.14	$0.26	$0.16

Per diluted common share(4):
Net income applicable to common shares	$0.16	$0.14	$0.19	$0.14

(1)	Fourth quarter 2010 net income applicable to common shares includes litigation judgment expense of $1,800.

(2)	Third quarter 2010 net income applicable to common shares includes $3,000 settlement charge.

(3)	Second quarter 2010 net income applicable to common shares includes litigation judgment expense of $14,361.

(4)	Per share computations include the impact of a 5% stock dividend paid on September 29, 2010. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

	December 31,	September 30,	June 30,	March 31,
	2009(1)	2009	2009(2)	2009(3)

Revenues	$236,748	$236,736	$206,794	$121,216
Gross Profit	57,451	58,937	59,032	48,689
Operating income	36,188	36,972	38,847	31,160
Net income (loss) applicable to common shares	$13,433	$16,219	$(7,946)	$3,100

Per basic common share(4):
Net income applicable to common shares	$0.18	$0.21	$(0.10)	$0.04

Per diluted common share(4):
Net income applicable to common shares	$0.18	$0.21	$(0.10)	$0.04

(1)	Fourth quarter 2009 net income applicable to common shares includes pre-tax loss on extinguishment of debt of $129 and an adjustment to reduce restructuring charges for 2009 by $100.

(2)	Second quarter 2009 net income applicable to common shares includes pre-tax loss on extinguishment of debt of $18,444.

(3)	First quarter 2009 net income applicable to common shares includes pre-tax gain of $5,000 on brand transaction, restructuring charges of $1,000, and impairment charges of $8,500 on investments in non-consolidated real estate businesses.

(4)	Per share computations include the impact of a 5% stock dividend paid on September 29, 2009. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The Company has outstanding $415,000 principal amount of its 11% Senior Secured Notes due 2015 that are fully and unconditionally guaranteed on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of its cigarette businesses. (See Note 7.) The notes are not guaranteed by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley LLC. Presented herein are Condensed Consolidating Balance Sheets as of December 31, 2010 and 2009 and the related Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2010, 2009 and 2008 of Vector Group Ltd. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors). The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors would provide any additional information that would be material to investors making an investment decision.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

ASSETS:
Current assets:
Cash and cash equivalents	$283,409	$16,214	$202	$—	$299,825
Investment securities available for sale	78,754	—	—	—	78,754
Accounts receivable — trade	—	1,846	3	—	1,849
Intercompany receivables	62	—	—	(62)	—
Inventories	—	107,079	—	—	107,079
Deferred income taxes	27,470	4,316	—	—	31,786
Income taxes receivable	51,260	—	—	(51,260)	—
Restricted assets	—	2,310	351	—	2,661
Other current assets	1,329	3,335	145	—	4,809

Total current assets	442,284	135,100	701	(51,322)	526,763
Property, plant and equipment, net	609	54,803	—	—	55,412
Investment in Escena, net	—	—	13,354	—	13,354
Long-term investments accounted for at cost	45,134	—	899	—	46,033
Long-term investments accounted for under the equity method	10,954	—	—	—	10,954
Investments in non- consolidated real estate businesses	—	—	80,416	—	80,416
Investment in townhomes	—	—	16,275	—	16,275
Investments in consolidated subsidiaries	259,594	—	—	(259,594)	—
Restricted assets	2,673	6,021	—	—	8,694
Deferred income taxes	22,742	106,321	12,011	(103,246)	37,828
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	13,935	—	—	13,935
Other assets	17,710	14,710	—	—	32,420

Total assets	$801,700	$438,401	$123,656	$(414,162)	$949,595

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$11,000	$40,222	$123	$—	$51,345
Fair value of derivatives embedded within convertible debt	480	—	—	—	480
Current portion of employee benefits	—	1,014	—	—	1,014
Accounts payable	1,098	6,405	1,524	—	9,027
Intercompany payables	—	62	—	(62)	—
Accrued promotional expenses	—	14,327	—	—	14,327
Income taxes payable, net	—	20,719	42,158	(51,260)	11,617
Accrued excise and payroll taxes payable, net	—	18,523	—	—	18,523
Settlement accruals	—	48,071	—	—	48,071
Deferred income taxes	34,622	2,341	—	—	36,963
Accrued interest	20,824	—	—	—	20,824
Other current liabilities	6,530	7,670	481	—	14,681

Total current liabilities	74,554	159,354	44,286	(51,322)	226,872
Notes payable, long-term debt and other obligations, less current portion	484,675	21,020	357	—	506,052
Fair value of derivatives embedded within convertible debt	141,012	—	—	—	141,012
Non-current employee benefits	21,047	17,695	—	—	38,742
Deferred income taxes	126,508	28,118	435	(103,246)	51,815
Other liabilities	138	30,520	678	—	31,336

Total liabilities	847,934	256,707	45,756	(154,568)	995,829
Commitments and contingencies	—	—	—	—	—
Stockholders’ deficiency	(46,234)	181,694	77,900	(259,594)	(46,234)

Total liabilities and stockholders’ deficiency	$801,700	$438,401	$123,656	$(414,162)	$949,595

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Revenues	$—	$1,063,289	$—	$—	$1,063,289
Expenses:
Cost of goods sold	—	845,106	—	—	845,106
Operating, selling, administrative and general expenses	21,842	67,939	928	—	90,709
Litigation judgment expense	—	16,161			16,161
Management fee expense	—	8,521	—	(8,521)	—

Operating (loss) income	(21,842)	125,562	(928)	8,521	111,313
Other income (expenses):
Interest expense	(82,828)	(1,227)	(41)	—	(84,096)
Changes in fair value of derivatives embedded within convertible debt	11,524	—	—	—	11,524
Equity income on non-consolidated real estate businesses	—	—	23,963	—	23,963
Gain on investment securities available for sale	19,869	—	—	—	19,869
Equity income in consolidated subsidiaries	103,697	—	—	(103,697)	—
Management fee income	8,521	—	—	(8,521)	—
Other, net	2,958	39	—	—	2,997

Income before provision for income taxes	41,899	124,374	22,994	(103,697)	85,570
Income tax (expense) benefit	29,721	(34,474)	(9,197)	(17,536)	(31,486)

Net income	$71,620	$89,900	$13,797	$(121,233)	$54,084

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Net cash provided by (used in) operating activities	$45,172	$166,018	$(2,164)	$(142,022)	$67,004

Cash flows from investing activities:
Sale or maturity of investment securities	28,587	—	—	—	28,587
Purchase of investment securities	(9,394)	—	—	—	(9,394)
Proceeds from sale of or liquidation of long-term investments	1,002	—	—	—	1,002
Purchase of long-term investment	(5,000)	—	(62)	—	(5,062)
Investment in non- consolidated real estate businesses	—	—	(24,645)	—	(24,645)
Purchase of Aberdeen mortgages	(13,462)	—	—	—	(13,462)
Distributions from non-consolidated real estate businesses	—	—	3,539	—	3,539
Increase in cash surrender value of life insurance policies	(513)	(423)	—	—	(936)
Decrease (increase) in non-current restricted assets	363	(1,112)	(351)	—	(1,100)
Issuance of notes receivable	(930)	—	—	—	(930)
Cash acquired in Aberdeen consolidation	—	—	473	—	473
Proceeds from sale of fixed assets	—	187	—	—	187
Investments in subsidiaries	(10,547)	—	—	10,547	—
Capital expenditures	—	(23,073)	(318)	—	(23,391)

Net cash (used in) provided by investing activities	(9,894)	(24,421)	(21,364)	10,547	(45,132)

Cash flows from financing activities:
Proceeds from debt issuance	165,000	20,714	—	—	185,714
Deferred financing costs	(5,077)	—	—	—	(5,077)
Repayments of debt	—	(14,424)	(115)	—	(14,539)
Borrowings under revolver	—	1,034,924	—	—	1,034,924
Repayments on revolver	—	(1,016,598)	—	—	(1,016,598)
Capital contributions received	—	10,547	—	(10,547)	—
Intercompany dividends paid	—	(165,550)	23,528	142,022	—
Dividends and distributions on common stock	(117,459)	—	—	—	(117,459)
Proceeds from exercise of Vector options	1,265	—	—	—	1,265
Tax benefits from exercise of Vector options and warrants	269	—	—	—	269

Net cash (used in) provided by financing activities	(43,998)	(130,387)	23,413	131,475	68,499

Net increase (decrease) in cash and cash equivalents	79,276	11,210	(115)	—	90,371
Cash and cash equivalents, beginning of period	204,133	5,004	317	—	209,454

Cash and cash equivalents, end of period	$283,409	$16,214	$202	$—	$299,825

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Net cash provided by operating activities	$10,517	$80,572	$5,547	$(90,969)	$5,667

Cash flows from investing activities:
Proceeds from sale of businesses and assets	—	41	—	—	41
Proceeds from sale or maturity of investment securities	—	—	78	—	78
Purchase of investment securities	(12,427)	—	—	—	(12,427)
Proceeds from sale or liquidation of long-term investments	2,254	—	—	—	2,254
Purchase of long-term investments	—	—	(51)	—	(51)
Investment in non-consolidated real estate businesses	—	—	(474)	—	(474)
Distributions from non-consolidated real estate businesses	—	—	6,730	—	6,730
Increase in cash surrender value of life insurance policies	(413)	(426)	—	—	(839)
Decrease in non-current restricted assets	1,160	560	—	—	1,720
Investments in subsidiaries	(3,800)	—	—	3,800	—
Capital expenditures	—	(2,734)	(1,114)	—	(3,848)

Net cash used in investing activities	(13,226)	(2,559)	5,169	3,800	(6,816)

Cash flows from financing activities:
Proceeds from debt issuance	118,125	35	645	—	118,805
Repayments of debt	(360)	(5,769)	(50)	—	(6,179)
Deferred financing charges	(5,567)	(6)	—	—	(5,573)
Borrowings under revolver	—	749,474	—	—	749,474
Repayments on revolver	—	(751,607)	—	—	(751,607)
Capital contributions received	—	3,800	—	(3,800)	—
Intercompany dividends paid	—	(79,975)	(10,994)	90,969	—
Dividends and distributions on common stock	(115,778)	—	—	—	(115,778)
Proceeds from exercise of Vector options	1,194	—	—	—	1,194
Excess tax benefit of options exercised	9,162	—	—	—	9,162

Net cash (used in) provided by financing activities	6,776	(84,048)	(10,399)	87,169	(502)

Net decrease in cash and cash equivalents	4,067	(6,035)	317	—	(1,651)
Cash and cash equivalents, beginning of period	200,066	11,039	—	—	211,105

Cash and cash equivalents, end of period	$204,133	$5,004	$317	$—	$209,454

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.

Net cash provided by operating activities	$82,821	$125,279	$7,415	$(124,250)	$91,265

Cash flows from investing activities:
Proceeds from sale of businesses and assets	—	452	—	—	452
Purchase of investment securities	(6,411)	—	—	—	(6,411)
Proceeds from sale or liquidation of long-term investments	8,334	—	—	—	8,334
Purchase of long-term investments	—	—	(51)	—	(51)
Purchase of mortgage receivable	—	—	(21,704)	—	(21,704)
Purchase of Castle Brands equity	(4,250)	—	—	—	(4,250)
Investment in non-consolidated real estate businesses	—	—	(22,000)	—	(22,000)
Distributions from non-consolidated real estate businesses	—	—	19,393	—	19,393
Increase in cash surrender value of life insurance policies	(500)	(438)	—	—	(938)
Decrease in non-current restricted assets	(1,465)	1,054	—	—	(411)
Investments in subsidiaries	(21,747)	—	—	21,747	—
Capital expenditures	—	(6,309)	—	—	(6,309)

Net cash used in investing activities	(26,039)	(5,241)	(24,362)	21,747	(33,895)

Cash flows from financing activities:
Proceeds from debt	—	2,831	—	—	2,831
Repayments of debt	—	(6,329)	—	—	(6,329)
Deferred financing charges	(137)	—	—	—	(137)
Borrowings under revolver	—	531,251	—	—	531,251
Repayments on revolver	—	(526,518)	—	—	(526,518)
Capital contributions received	—	4,800	16,947	(21,747)	—
Intercompany dividends paid	—	(124,250)	—	124,250	—
Dividends and distributions on common stock	(103,870)	—	—	—	(103,870)
Proceeds from exercise of Vector options	86	—	—	—	86
Excess tax benefit of options exercised	18,304	—	—	—	18,304

Net cash (used in) provided by financing activities	(85,617)	(118,215)	16,947	102,503	(84,382)

Net decrease in cash and cash equivalents	(28,835)	1,823	—	—	(27,012)
Cash and cash equivalents, beginning of period	228,901	9,216	—	—	238,117

Cash and cash equivalents, end of period	$200,066	$11,039	$—	$—	$211,105

VECTOR GROUP LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period

Year Ended December 31, 2010
Allowances for:
Doubtful accounts	$154	$78	$34	$198
Cash discounts	201	25,820	25,981	40
Deferred tax valuation allowance	9,509	1,432	651	10,290
Sales returns	4,337	3,363	3,465	4,235

Total	$14,201	$30,693	$30,131	$14,763

Year Ended December 31, 2009
Allowances for:
Doubtful accounts	$51	$105	$2	$154
Cash discounts	203	19,901	19,903	201
Deferred tax valuation allowance	15,939	—	6,430	9,509
Sales returns	4,000	3,618	3,281	4,337

Total	$20,193	$23,624	$29,616	$14,201

Year Ended December 31, 2008
Allowances for:
Doubtful accounts	$51	$—	$—	$51
Cash discounts	69	14,797	14,662	204
Deferred tax valuation allowance	16,835	—	896	15,939
Sales returns	3,700	2,897	2,597	4,000

Total	$20,655	$17,694	$18,155	$20,194