Form 10-Q
period 2011-03-31
VECTOR GROUP LTD
filed 2011-05-05
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2011

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
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
     At May 5, 2011, Vector Group Ltd. had 74,997,348 shares of common stock outstanding.

VECTOR GROUP LTD.
FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31,	December 31,
	2011	2010
ASSETS:
Current assets:
Cash and cash equivalents	$276,416	$299,825
Investment securities available for sale	67,201	78,754
Accounts receivable — trade	16,881	1,849
Inventories	115,157	107,079
Deferred income taxes	33,364	31,786
Restricted assets	2,539	2,661
Other current assets	3,473	4,809

Total current assets	515,031	526,763

Property, plant and equipment, net	55,283	55,412
Investment in Escena, net	13,308	13,354
Long-term investments accounted for at cost	41,283	46,033
Long-term investments accounted for under the equity method	12,148	10,954
Investments in non-consolidated real estate businesses	83,752	80,416
Investments in townhomes	7,812	16,275
Restricted assets	7,745	8,694
Deferred income taxes	35,157	37,828
Intangible asset	107,511	107,511
Prepaid pension costs	14,322	13,935
Other assets	31,209	32,420

Total assets	$924,561	$949,595

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$29,864	$51,345
Fair value of derivatives embedded within convertible debt	157	480
Current portion of employee benefits	1,014	1,014
Accounts payable	6,372	9,027
Accrued promotional expenses	12,996	14,327
Income taxes payable, net	10,164	11,617
Accrued excise and payroll taxes payable, net	23,242	18,523
Settlement accruals	80,796	48,071
Deferred income taxes	34,117	36,963
Accrued interest	9,452	20,824
Other current liabilities	12,017	14,681

Total current liabilities	220,191	226,872

Notes payable, long-term debt and other obligations, less current portion	501,751	506,052
Fair value of derivatives embedded within convertible debt	141,910	141,012
Non-current employee benefits	39,049	38,742
Deferred income taxes	51,417	51,815
Other liabilities	31,598	31,336

Total liabilities	985,916	995,829

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 78,407,654 and 78,349,590 shares issued and 74,997,348 and 74,939,284 shares outstanding	7,500	7,494
Additional paid-in capital	—	—
Accumulated deficit	(55,931)	(45,327)
Accumulated other comprehensive (loss) income	(67)	4,456
Less: 3,410,306 and 3,410,306 shares of common stock in treasury, at cost	(12,857)	(12,857)

Total stockholders’ deficiency	(61,355)	(46,234)

Total liabilities and stockholders’ deficiency	$924,561	$949,595

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Revenues*	$260,378	$222,087

Expenses:
Cost of goods sold*	205,177	169,911
Operating, selling, administrative and general expenses	23,725	21,158

Operating income	31,476	31,018

Other income (expenses):
Interest expense	(24,928)	(18,805)
Change in fair value of derivatives embedded within convertible debt	(575)	(2,714)
Equity income from non-consolidated real estate businesses	4,904	4,571
Gain on the sale of investment securities available for sale	13,035	4,664
Gain on liquidation of long-term investment	4,136	—
Gain on sale of townhome	3,135	—
Other, net	839	126

Income before provision for income taxes	32,022	18,860
Income tax expense	12,649	6,922

Net income	$19,373	$11,938

Per basic common share:

Net income applicable to common shares	$0.25	$0.16

Per diluted common share:

Net income applicable to common shares	$0.25	$0.14

Cash distributions and dividends declared per share	$0.40	$0.38

*	Revenues and Cost of goods sold include excise taxes of $127,634 and $111,193, respectively.
The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Total
Balance, December 31, 2010	74,939,284	$7,494	$—	$(45,327)	$4,456	$(12,857)	$(46,234)
Net income	—	—	—	19,373	—	—	19,373
Pension-related minimum liability adjustments, net of income taxes	—	—	—	—	409	—	409
Forward contract adjustments, net of income taxes	—	—	—	—	8	—	8
Unrealized gain on long-term investment securities, accounted for under the equity method, net of income taxes	—	—	—	—	259	—	259
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	2,622	—	2,622
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(7,821)	—	(7,821)

Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	(5,199)

Total other comprehensive income	—	—	—	—	—	—	(4,523)

Total comprehensive income	—	—	—	—	—	—	14,850

Distributions and dividends on common stock	—	—	(665)	(29,977)	—	—	(30,642)
Exercise of stock options, net of 300,799 shares to pay exercise price	106,421	11	(11)	—	—	—	—
Surrender of shares in connection with option exercise	(48,357)	(5)	(763)	—	—	—	(768)
Tax benefit of stock options exercised	—	—	665	—	—	—	665
Amortization of deferred compensation	—	—	774	—	—	—	774

Balance, March 31, 2011	74,997,348	$7,500	$—	$(55,931)	$(67)	$(12,857)	$(61,355)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Net cash provided by operating activities	$554	$13,163

Cash flows from investing activities:
Sale or maturity of investment securities	17,792	6,933
Purchase of investment securities	(1,788)	—
Proceeds from sale or liquidation of long-term investments	8,886	—
Investments in non-consolidated real estate businesses	(1,672)	(605)
Distributions from non-consolidated real estate businesses	2,165	2,154
Proceeds from sale of townhome, net	11,635	—
Increase in cash surrender value of life insurance policies	(405)	(536)
Decrease (increase) in non-current restricted assets	831	(331)
Issuance of notes receivable	(91)	—
Proceeds from sale of fixed assets	—	3
Capital expenditures	(2,661)	(3,795)

Net cash provided by investing activities	34,692	3,823

Cash flows from financing activities:
Proceeds from debt issuance	433	2,112
Repayments of debt	(1,444)	(1,168)
Borrowings under revolver	216,843	216,456
Repayments on revolver	(244,076)	(210,997)
Dividends and distributions on common stock	(31,076)	(30,024)
Proceeds from exercise of Vector options	—	138
Tax benefit of options exercised	665	—

Net cash used in financing activities	(58,655)	(23,483)

Net decrease in cash and cash equivalents	(23,409)	(6,497)
Cash and cash equivalents, beginning of period	299,825	209,454

Cash and cash equivalents, end of period	$276,416	$202,957

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation:
The condensed consolidated financial statements of Vector Group Ltd. (the “Company” or “Vector”) include the accounts of VGR Holding LLC (“VGR Holding”), Liggett Group LLC (“Liggett”), Vector Tobacco Inc. (“Vector Tobacco”), Liggett Vector Brands LLC (“Liggett Vector Brands”), New Valley LLC (“New Valley”) and other less significant subsidiaries. All significant intercompany balances and transactions have been eliminated.
Liggett and Vector Tobacco are engaged in the manufacture and sale of cigarettes in the United States. New Valley is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties.
The interim condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company’s consolidated financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
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
(c) Earnings Per Share (“EPS”):
Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 29, 2010. All per share amounts have been presented as if the stock dividends had occurred on January 1, 2010.
Net income for purposes of determining basic EPS was as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Net income	$19,373	$11,938
Income attributable to participating securities	(397)	(263)

Net income available to common stockholders	$18,976	$11,675

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Net income for purposes of determining diluted EPS was as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Net income	$19,373	$11,938
Income attributable to 6.75% Variable Interest Senior Convertible Exchange Notes	—	(257)
Income attributable to participating securities	(397)	(263)

Net income available to common stockholders	$18,976	$11,418

Basic and diluted EPS were calculated using the following shares:

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Weighted-average shares for basic EPS	74,491,590	74,258,591

Plus incremental shares related to stock options	268,584	155,188

Plus incremental shares related to convertible debt	—	6,948,142

Weighted-average shares for fully diluted EPS	74,760,174	81,361,921

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three months ended March 31, 2011 and 2010 but were not included in the computation of diluted EPS.

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Number of stock options	183,411	534,914

Weighted-average exercise price	$23.36	$17.28

Weighted-average shares of non- vested restricted stock	N/A	16,212

Weighted-average expense per share	N/A	$16.30

Weighted-average number of shares issuable upon conversion of debt.	17,143,180	10,195,039

Weighted-average conversion price.	$15.61	$15.70

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
(d) Comprehensive Income:
Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. The Company’s comprehensive income was $14,850 and $19,645 for the three months ended March 31, 2011 and 2010, respectively.
(e) Fair Value of Derivatives Embedded within Convertible Debt:
The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of the Company’s embedded derivatives was between $145,023 and $139,220. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $142,067 as of March 31, 2011. At December 31, 2010, the range of estimated fair market values of the Company’s embedded derivatives was between $138,701 and $144,391. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $141,492 as of December 31, 2010. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 4.)
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
In April 2011, the FASB issued authoritative guidance to clarify when a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that two conditions exist: (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The guidance will be effective for our interim and annual reporting periods beginning after June 15, 2011 and will be applied retrospectively to the beginning of the annual period of adoption. The Company does not anticipate that the guidance will have an impact on the Company’s condensed consolidated financial statements.

2.	INVENTORIES
Inventories consist of:
VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31,	December 31,
	2011	2010
Leaf tobacco	$60,111	$54,479
Other raw materials	4,513	4,073
Work-in-process	355	2,067
Finished goods	72,866	67,773

Inventories at current cost	137,845	128,392
LIFO adjustments	(22,688)	(21,313)

	$115,157	$107,079

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At March 31, 2011, Liggett had leaf tobacco purchase commitments of approximately $48,800.

All of the Company’s inventories at March 31, 2011 and December 31, 2010 have been reported under the LIFO method.

3.	LONG-TERM INVESTMENTS
Long-term investments consist of investments in the following:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$52,532	$77,433	$45,134	$70,966
Real estate partnership	899	1,121	899	1,136

	$53,431	$78,554	$46,033	$72,102

The changes in the fair value of these investments were as follows:

	2011	2010
Balance as of January 1	$72,102	$69,940

Distributions	(8,886)	—

Realized gain on liquidation of long-term investment	4,136	—

Change in unrealized gain on long-term investments	15,428	1,018
Unrealized gains reclassified into net income	(4,226)	—

Net unrealized (loss) gain on long-term Investments	11,202	1,018

Balance as of March 31	$78,554	$70,958

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The Company accounts for one of its long-term investments under the equity method and had equity income of $763 and $0 related to this limited partnership for the three months ended March 31, 2011 and 2010, respectively. The carrying value of this investment was approximately $12,148 as of March 31, 2011 which approximated its fair value because the underlying securities are classified as available for sale.

In addition, a long-term investment with a carrying value of $35,000 as of March 31, 2011 was liquidated and the Company received approximately $52,700 in April 2011. We anticipate receiving an additional $2,800 in the second quarter of 2011.

4.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consist of:

	March 31,	December 31,
	2011	2010
Vector:
11% Senior Secured Notes due 2015, net of unamortized discount of $701 and $730	$414,299	$414,270
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $37,860 and $38,353*	12,140	11,647
6.75% Variable Interest Senior Convertible Exchange Notes due 2014, net of unamortized discount of $63,124 and $64,713*	44,406	42,817
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $82,888 and $83,060*	27,112	26,940

Liggett:
Revolving credit facility	8,477	35,710
Term loan under credit facility	6,089	6,222
Equipment loans	18,347	19,030

Other	745	761

Total notes payable, long-term debt and other obligations	531,615	557,397
Less:
Current maturities	(29,864)	(51,345)

Amount due after one year	$501,751	$506,052

*	The fair value of the derivatives embedded within the 6.75% Variable Interest Convertible Note ($19,485 at March 31, 2011 and $20,219 at December 31, 2010, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($36,931 at March 31, 2011 and $38,324 at December 31, 2010, respectively), and the 3.875% Variable Interest Senior Convertible Debentures ($85,651 at March 31, 2011 and $82,949 at December 31, 2010, respectively) is separately classified as a derivative liability in the condensed consolidated balance sheets.
Revolving Credit Facility — Liggett:
Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”) under which $8,477 was outstanding at March 31, 2011. Availability as determined under the facility was approximately $27,500 based on eligible collateral at March 31, 2011.
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
In May 2008 and June 2010, the Company completed offers to exchange the Senior Secured Notes then outstanding for an equal amount of newly issued 11% Senior Secured Notes due 2015. On April 12, 2011, the Company commenced an offer to exchange the Senior Secured Notes issued in December 2010 for an equal amount of newly issued 11% Senior Secured Notes due 2015. The new Senior Secured Notes have substantially the same terms as the original Notes, except that the new Senior Secured Notes have been registered under the Securities Act.
Non-cash Interest Expense — Vector:
Components of non-cash interest expense is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Amortization of debt discount	$2,282	$1,638
Amortization of deferred finance costs	1,417	1,002

	$3,699	$2,640

Fair Value of Notes Payable and Long-term Debt:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable and long-term debt	$531,615	$802,503	$557,397	$827,247
5.	CONTINGENCIES
Tobacco-Related Litigation:

Overview

Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iii) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
are not quantifiable at this time. For the three months ended March 31, 2011, and 2010, Liggett incurred legal expenses and other litigation costs totaling approximately $1,969 and $1,648, respectively.
Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related litigation are or can be significant.
Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. Liggett has secured approximately $5,059 in bonds as of March 31, 2011.
In June 2009, Florida amended its existing bond cap statute by adding a $200,000 bond cap that applies to all Engle progeny cases (defined below) in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. The legislation applies to judgments entered after the effective date of the legislation and remains in effect until December 31, 2012. Certain plaintiffs have challenged the constitutionality of the bond cap statute. In one of these cases, the court upheld the constitutionality of the statute which was recently affirmed on appeal. Although the Company cannot predict the outcome of such challenges, it is possible that the Company’s financial position, results of operations, or cash flows could be materially affected by an unfavorable outcome of such challenges.
The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in this Note 5: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be vigorously defended. However, Liggett may enter into settlement discussions in particular cases if it believes it is in its best interest to do so.
Individual Actions
As of March 31, 2011, there were 36 individual cases pending against Liggett and/or the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include Engle progeny cases (described below) or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of individual cases by state that are pending against Liggett or its affiliates as of March 31, 2011 (excluding Engle progeny cases in Florida and the consolidated cases in West Virginia):

Number
State	of Cases
Florida	16
New York	9
Louisiana	3
Maryland	3
Missouri	2
West Virginia	2
Ohio	1

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Liggett Only Cases. There are currently seven cases pending where Liggett is the only tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases.
In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages and a judgment, in the amount of $816, was entered by the court. That judgment was affirmed on appeal and was paid by Liggett in March 2011. In September 2010, the court awarded plaintiff’s attorneys’ fees of $996. The parties appealed the attorneys’ fee award and the appeal is pending. Liggett previously accrued $2,000 for the Ferlanti case. In Blitch v. R.J. Reynolds, an Engle progeny case, trial commenced on March 14, 2011 and on March 23, 2011, the jury returned a defense verdict. The time for plaintiff to notice an appeal has not yet run. In Katz v. R.J. Reynolds, another Engle progeny case, trial was set for April 2011, but was recently continued. There has been no recent activity in Hausrath v. Philip Morris, a case pending in New York state court, where two individuals are suing. The other three individual actions, in which Liggett is the only tobacco company defendant, are dormant.
In Davis v. Liggett Group, which was another Liggett only individual case, judgment was entered against Liggett in the amount of $540 plus attorneys’ fees and was affirmed on appeal. The judgment was paid by Liggett in 2009 and this matter is concluded.
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
In addition to several adverse verdicts against Liggett, jury awards in individual cases have also been returned against other cigarette manufacturers. The awards in these individual actions, often in excess of millions of dollars, may be for both compensatory and punitive damages. There are several significant jury awards against other cigarette manufacturers which are currently on appeal and several final awards, have been paid.
Engle Progeny Cases. In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and the Company are named in 6,717 Engle progeny cases in both federal (3,694 cases) and state (3,023 cases) courts in Florida. Other cigarette manufacturers are also named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. These cases include approximately 8,960 plaintiffs, 671 of which represent state court consortium claims. The number of state court Engle progeny cases may increase

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
as multi-plaintiff cases continue to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties.
As of April 13, 2011, in addition to the Lukacs case (described below), the following Engle progeny cases have resulted in judgments against Liggett:

			Compensatory
Date	Case Name	County	Damages	Punitive Damages	Status
August 2009	Campbell v. R.J. Reynolds	Escambia	$156	None	Affirmed by
					DCA, Defendants
					filed Motion with
					DCA for
					certification to FL
					Sup. Ct.

March 2010	Douglas v. R.J. Reynolds	Hillsborough	$1,350	None	On appeal

April 2010	Clay v. R.J. Reynolds	Escambia	$349	$1,000	On appeal

April 2010	Putney v. R.J. Reynolds	Broward	$3,008	None	On appeal

April 2011	Tullo v. R.J. Reynolds	Palm Beach	$225	None	Will be appealed
Through March 31, 2011, there were 25 plaintiffs’ verdicts in Engle progeny cases, including the five referenced above, and 13 defense verdicts. Other cases have been dismissed by the court on summary judgment. For further information on the Engle case and on Engle progeny cases, see “Class Actions — Engle Case,” below.
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

Class Actions
As of March 31, 2011, there were six actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
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
In July 2006, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the class should be decertified prospectively, but determined that the following Phase I findings are entitled to res judicata effect in Engle progeny cases: (i) that smoking causes lung cancer, among other diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) that defendants concealed material information knowing that the information was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vi) that defendants sold or supplied cigarettes that were defective; and (vii) that defendants were negligent. The Florida Supreme Court decision also allowed former class members to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damage issues, provided they filed their individual lawsuits by January 2008. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. In October 2007, the United States Supreme Court denied defendants’ petition for writ of certiorari. As a result of the Engle decision, approximately 8,960 plaintiffs have claims pending against the Company and Liggett and other cigarette manufacturers.
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
In December 2010, in the Martin case, a case against R.J. Reynolds, the Florida District Court of Appeals issued the first ruling by a Florida intermediate appellate court to address the Brown decision discussed above. The panel held that the trial court correctly construed the Florida Supreme Court’s 2006 decision in Engle in instructing the jury on the preclusive effect of the Phase I Engle proceedings, expressly disagreeing with certain aspects of the Brown decision. This decision could lead to other adverse rulings by state appellate courts.
Other Class Actions. In Smith v. Philip Morris, a Kansas state court case filed in February 2000, plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs seek to recover

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
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
In February 1998, in Parsons v. AC & S Inc., a case pending in West Virginia, the personal injury class was commenced on behalf of all West Virginia residents who allegedly have personal injury claims arising from exposure to cigarette smoke and asbestos fibers. The complaint seeks to recover unspecified damages. The case has been stayed as a result of the December 2000 bankruptcy of three of the defendants.
In June 1998, in Cleary v. Philip Morris, a putative class action was brought in Illinois state court on behalf of persons who were allegedly injured by: (i) defendants’ purported conspiracy to conceal material facts regarding the addictive nature of nicotine; (ii) defendants’ alleged acts of targeting their advertising and marketing to minors; and (iii) defendants’ claimed breach of the public’s right to defendants’ compliance with laws prohibiting the distribution of cigarettes to minors. Plaintiffs sought disgorgement of all profits unjustly received through defendants’ sale of cigarettes to plaintiffs and the class. In March 2009, plaintiffs filed a third amended complaint adding, among other things, allegations regarding defendants’ sale of “lights” cigarettes. The case was then removed to federal court on the basis of this new claim. In November 2009, plaintiffs filed a revised motion for class certification as to the three proposed classes, which motion was denied by the court. In February 2010, the court granted summary judgment in favor of defendants as to all claims, other than a “lights” claim involving another cigarette manufacturer. The court granted leave to the plaintiffs to reinstate the motion as to the addiction claims. Plaintiffs filed a Fourth Amended Complaint in an attempt to resurrect their addiction claims. In June 2010, the court granted defendants’ motion to dismiss the Fourth Amended Complaint and in July 2010, the court denied plaintiffs’ motion for reconsideration. In August 2010, plaintiffs appealed to the United States Court of Appeals for the Seventh Circuit. Oral argument occurred on April 7, 2011.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Since the trial court’s prior ruling decertifying the class was reversed on appeal by the California Supreme Court, the parties and the court are treating all claims currently being asserted by the plaintiffs as certified, subject, however, to defendants’ challenge to the class representatives standing to assert their claims. In December 2010, defendants filed a motion for a determination that the class representatives, as set forth in plaintiffs’ tenth amended complaint, lack standing to pursue the claims. The court granted defendants’ motion and scheduled a hearing for June 21, 2011 on plaintiffs’ motion for leave to amend and defendants’ motion to dismiss.
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

Health Care Cost Recovery Actions
As of March 31, 2011, there were three Health Care Cost Recovery Actions pending against Liggett. Other cigarette manufacturers are also named in these cases. The claims asserted in health care cost recovery actions vary. Although, typically, no specific damage amounts are pled, it is possible that requested damages might be in the billions of dollars. In these cases, plaintiffs typically assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Relief sought by some, but not all, plaintiffs include punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees.
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
In City of St. Louis v. American Tobacco Company, a case pending in Missouri state court since December 1998, the City of St. Louis and approximately 38 hospitals and former hospitals seek recovery of costs expended by the hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. In June 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. In April 2010, the court further determined that each plaintiff is barred from seeking damages which accrued more than five years prior to the time that that plaintiff joined the suit. In that same order, the court granted partial summary judgment for defendants barring plaintiffs’ claims for future damages. In July 2010, the court dismissed certain other claims brought by plaintiffs, on the grounds they were preempted. In October 2010, the trial court granted defendants summary judgment with respect to plaintiffs’ fraud and negligent misrepresentation claims. Trial commenced on January 31, 2011. On April 29, 2011, the jury returned a defense verdict on all claims.
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
In Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.

Upcoming Trials
In addition to the trial in the City of St. Louis case, which concluded in April 2011, as discussed above, as of March 31, 2011, there were 31 Engle progeny cases scheduled for trial in 2011. Several other Engle progeny cases are scheduled for trial in 2012. Additionally, a Florida individual case is scheduled for trial on September 12, 2011. The Company and/or Liggett and other cigarette manufacturers are currently named as defendants in each of these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. Cases against other cigarette manufacturers are also currently scheduled for trial in 2011. Trial dates are subject to change.

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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., Liggett and Vector Tobacco’s domestic shipments accounted for approximately 3.5%, of the total cigarettes sold in the United States in 2010. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 31, 2010, Liggett and Vector Tobacco paid $96,500 of the approximately $144,200 of 2010 MSA payment obligations determined by the independent auditor. On April 15, 2011, Liggett and Vector Tobacco paid an additional approximately $26,700. Liggett and Vector Tobacco disputed the balance of approximately $21,000.

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
For 2003 — 2010, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco withheld payment associated with these NPM Adjustment amounts. For 2003, Liggett and Vector Tobacco paid the NPM adjustment amount of $9,345 to the Settling States although both companies continue to dispute that this amount is owed. The total amount withheld (or paid into a disputed payment account) by Liggett and Vector Tobacco for 2004 — 2010 was $46,917. At March 31, 2011, included in “Other assets” on the Company’s condensed consolidated balance sheet was a noncurrent receivable of $6,542 relating to the $9,345 payment.
The following amounts have not been expensed by the Company as they relate to Liggett and Vector Tobacco’s NPM Adjustment claims: $6,542 for 2003, $3,789 for 2004 and $800 for 2005. Liggett and Vector Tobacco have expensed all disputed amounts related to the NPM Adjustment since 2005.
Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation was filed in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. All but one of the 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable. All 47 of those decisions are final. One court, the Montana Supreme Court, ruled that Montana’s claim of diligent enforcement must be litigated. The United States Supreme Court denied certiorari with respect to that opinion. In response to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. In June 2010, the three person arbitration panel was selected and procedural hearings, discovery and briefing on legal issues of general application commenced. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any potential 2003 NPM adjustment. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.
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
The change in the method of calculation could result in Liggett owing, at a minimum, approximately $10,500, plus interest, of additional MSA payments for prior years, because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA. The Company estimates that Liggett’s future MSA payments would be at least approximately $2,300 higher if the method of calculation is changed. No amounts have been expensed or accrued in the accompanying condensed consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute. There can be no assurance that Liggett will not be required to make additional payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.
Litigation Challenging the MSA. In Freedom Holdings Inc. v. Cuomo, litigation pending in federal court in New York, certain importers of cigarettes alleged that the MSA and certain related New York statutes violate federal antitrust and constitutional law. The district court granted New York’s motion to dismiss the complaint for failure to state a claim. On appeal, the United States Court of Appeals for the Second Circuit held that if all of the allegations of the complaint were assumed to be true, plaintiffs had stated a claim for relief on antitrust grounds. In January 2009, the district court granted New York’s motion for summary judgment, dismissing all claims brought by the plaintiffs. Plaintiffs appealed the decision. In October 2010, the Second Circuit affirmed. The United States Supreme Court declined to review the decision.
In Grand River Enterprises Six Nations, Ltd. v. King, another proceeding pending in federal court in New York, plaintiffs sought to enjoin the statutes enacted by New York and other states in connection with the MSA on the grounds that the statutes violate the Commerce Clause of the United States Constitution and federal antitrust laws. In September 2005, the United States Court of Appeals for the Second Circuit held that if all of the allegations of the complaint were assumed to be true, plaintiffs had stated a claim for relief and that the New York federal court had jurisdiction over the other defendant states. On remand, the trial court held that plaintiffs are unlikely to succeed on the merits. After discovery, in November 2009, the parties cross-moved for summary judgment. In March 2011, the United States District Court for the Southern District of New York granted defendants’ motion for summary judgment.
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
Other State Settlements. The MSA replaces Liggett’s prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. Except as described below, Liggett’s agreements with these states remain in full force and effect. These states’ settlement agreements with Liggett contained most favored nation provisions which could reduce Liggett’s payment obligations based on subsequent settlements or resolutions by those states with certain other tobacco companies. Beginning in 1999, Liggett determined that, based on each of these four states’ settlements with United States Tobacco Company, Liggett’s payment obligations to those states had been eliminated. With respect to all non-economic obligations under the previous settlements, Liggett believes it is entitled to the most favorable provisions as between the MSA and each state’s respective settlement with the other major tobacco companies. Therefore, Liggett’s non-economic obligations to all states and territories are now defined by the MSA.
In 2003, as a result of a dispute with Minnesota regarding the settlement agreement described above, Liggett agreed to pay $100 a year, in any year cigarettes manufactured by Liggett are sold in that state. In 2003 and 2004, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make certain required payments under the respective settlement agreements with these states. In December 2010, Liggett settled with Florida and agreed to pay $1,200 and to make further annual payments of $250 for a period of 21 years, starting in March 2011. The payments in years 12 — 21 will be subject to an inflation adjustment. These payments are in lieu of any other payments allegedly due to Florida under the original settlement agreement. The Company accrued approximately $3,200 for this matter in 2010. There can be no assurance that Liggett will be able to resolve the matters with Texas and Mississippi or that Liggett will not be required to make additional payments which could adversely affect the Company’s consolidated financial position, results of operations or cash flows.
Cautionary Statement. Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. For example, the jury in the Lukacs case, an Engle progeny case tried in 2002, awarded $24,835 in compensatory damages plus interest against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict was affirmed on appeal and Liggett paid $14,361 in June 2010. To date, Liggett has been found liable in five other Engle progeny cases, which are currently on appeal. As a result of the Engle decision, over 6,700 lawsuits are pending against the Company and Liggett and other cigarette manufacturers. Liggett has also had verdicts entered against it in other individual cases, which verdicts were affirmed on appeal. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may attempt to settle particular cases if it believes it is in its best interest to do so.
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
Other Matters:
In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2014. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at March 31, 2011.
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

The Company’s income tax expense consisted of the following:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Income before provision for income taxes	$32,022	$18,860

Income tax expense using estimated annual effective income tax rate	12,649	7,422
Reduction of valuation allowance	—	(500)

Income tax expense	$12,649	$6,922

The Company recorded a benefit of $500 for the three months ended March 31, 2010 resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The valuation allowance was reduced for the recognition of state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.
7.	NEW VALLEY LLC
The components of “Investments in non-consolidated real estate businesses” were as follows:

	March 31, 2011	December 31, 2010
Douglas Elliman Realty LLC	$48,750	$46,421
New Valley Oaktree Chelsea Eleven LLC	11,065	10,958
Fifty Third-Five Building LLC	18,000	18,000
Sesto Holdings S.r.l.	5,037	5,037
Lofts 21 LLC	900	—

Investments in non-consolidated real estate businesses	$83,752	$80,416

Residential Brokerage Business. New Valley recorded income of $3,404 and $4,571 for the three months ended March 31, 2011 and 2010, respectively, associated with Douglas Elliman Realty, LLC. New Valley received cash distributions from Douglas Elliman Realty, LLC of $1,075 and $1,962 for the three months ended March 31, 2011 and 2010, respectively. The summarized financial information of Douglas Elliman Realty, LLC is as follows:

	March 31, 2011	December 31, 2010
Cash	$44,855	$45,032
Other current assets	6,296	5,989
Property, plant and equipment, net	14,789	15,556
Trademarks	21,663	21,663
Goodwill	38,435	38,424
Other intangible assets, net	1,273	1,337
Other non-current assets	3,073	3,416
Notes payable — current	676	1,067
Other current liabilities	14,810	21,765
Notes payable — long term	867	1,129
Other long-term liabilities	10,793	10,500
Members’ equity	103,238	96,956

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended March 31,
	2011	2010
Revenues	$78,044	$76,661
Costs and expenses	71,501	67,175
Depreciation expense	936	900
Amortization expense	63	77
Other income	977	397
Interest expense, net	42	278
Income tax expense	199	271

Net income	$6,280	$8,357

Aberdeen Townhomes LLC. In February 2011, Aberdeen sold one of its two remaining townhomes for $11,635, net of closing costs, and recorded gain on sale of townhome of $3,135.
New Valley Oaktree Chelsea Eleven, LLC. Chelsea sold six units during the quarter ended March 31, 2011. As of the financial statement issue date, sales of 40 of the 54 luxury residential units have closed.
As of March 31, 2011, Chelsea Eleven LLC had approximately $39,328 of total assets and $10,142 of total liabilities, excluding amounts owed to New Valley Oaktree Chelsea Eleven LLC (approximately $114,418 at March 31, 2011).
As of March 31, 2011, the Company had received net distributions of $1,393 from New Valley Oaktree Chelsea Eleven LLC. New Valley recorded equity income of $1,500 for the three months ended March 31, 2011 related to New Valley Chelsea. The Company’s maximum exposure to loss on our investment in New Valley Chelsea Eleven LLC is $11,065 at March 31, 2011.
Fifty Third-Five Building LLC. In 2010, New Valley, through its NV 955 LLC subsidiary, contributed $18,000 to a joint venture, Fifty Third-Five Building LLC (“JV”), of which it owns 50%. In 2010, the JV acquired a defaulted real estate loan, collateralized by real estate located in Manhattan, NY for approximately $35,500. The previous lender had commenced proceedings seeking to foreclose its mortgage. Upon acquisition of the loan, the JV succeeded to the rights of the previous lender in the litigation. On April 27, 2011, the court granted the JV’s motion for summary judgment, dismissing certain substantive defenses raised by the borrower and the other named parties, facilitating advancement of the foreclosure process.
Lofts 21 LLC. In February 2011, New Valley LLC invested $900 for an approximate 12% interest in Lofts 21 LLC. Lofts 21 LLC acquired an existing property in Manhattan, NY, which is scheduled to be developed into condominiums. New Valley LLC will account for Lofts 21 LLC under the equity method of accounting. Lofts 21 LLC is a variable interest entity; however, New Valley LLC is not the primary beneficiary. New Valley LLC’s maximum exposure to loss as a result of this investment is $900.
St. Regis Hotel, Washington, D.C. As of March 31, 2011, the Company does not anticipate receiving any additional installments related to the sale of the tax credits related to its former interest in St. Regis Hotel.
Investment in Escena:
The components of the Company’s investment in Escena are as follows:

	March 31,	December 31,
	2011	2010
Land and land improvements	$11,112	$11,112
Building and building improvements	1,471	1,471
Other	1,177	1,144

	13,760	13,727
Less accumulated depreciation	(452)	(373)

	$13,308	$13,354

The Company recorded operating income of approximately $467 and $282 for three months ended March 31, 2011 and 2010, respectively, from Escena.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
8.	INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of March 31, 2011
		Quoted Prices in Active
		Markets for Identical	Significant Other	Significant Unobservable
		Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$236,776	$236,776	$—	$—
Certificates of deposit	1,990	—	1,990	—
Bonds	5,301	5,301	—	—
Investment securities available for sale	67,201	63,430	3,771	—

Total	$311,268	$305,507	$5,761	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$142,067	$—	$—	$142,067

	Fair Value Measurements as of December 31, 2010
		Quoted Prices in Active
		Markets for Identical	Significant Other	Significant Unobservable
		Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$267,333	$267,333	$—	$—
Certificates of deposit	2,773	—	2,773	—
Bonds	5,300	5,300	—	—
Investment securities available for sale	78,754	74,640	4,114	—

Total	$354,160	$347,273	$6,887	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$141,492	$—	$—	$141,492

The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The Level 2 investment securities available for sale were not registered and do not have direct market quotes.
The fair value of derivatives embedded within convertible debt were derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt are presented on the Condensed Consolidated Statements of Operations. The fair value of derivatives embedded within convertible debt was $142,067 and $155,729 as of March 31, 2011 and 2010, respectively. The losses of $575 and $2,714 from the embedded derivatives in the three months ended March 31, 2011 and 2010, respectively, were primarily the result of declining spreads between corporate convertible debt and risk free investments offset by interest payments during the period.
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of March 31, 2011 and 2010, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
9.	SEGMENT INFORMATION
The Company’s significant business segments for the three months ended March 31, 2011 and 2010 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes and the research related to reduced risk products. The Real Estate segment includes the Company’s investments in consolidated and non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s operations before taxes for the three months ended March 31, 2011 and 2010 follows:

		Real		Corporate
	Tobacco	Estate		and Other	Total
Three months ended March 31, 2011
Revenues	$260,378	—		—	$260,378
Operating income (loss)	36,425	157		(5,106)	31,476
Equity income on non-consolidated real estate businesses	—	4,904		—	4,904
Identifiable assets	446,473	104,872	(1)	373,216	924,561
Depreciation and amortization	1,998	80		581	2,659
Capital expenditures	2,626	33		2	2,661

Three months ended March 31, 2010
Revenues	$222,087	—		—	$222,087
Operating income (loss)	34,932	282		(4,196)	31,018
Equity income on non-consolidated real estate businesses	—	4,571		—	4,571
Identifiable assets	406,691	65,297	(1)	271,092	743,080
Depreciation and amortization	2,073	68		579	2,720
Capital expenditures	3,445	321		29	3,795

(1)	Includes investments accounted for under the equity method of accounting of $90,863 and $51,809 as of March 31, 2011 and 2010, respectively.
10.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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
Certain revisions have been made to the presentation of income tax expense (benefit) in the Condensed Consolidating Statements of Operations for the quarter ended March 31, 2010 to conform to the 2011 presentation. The revisions increased parent income taxes from a $9,928 income tax expense to a tax benefit of $4,165 and decreased the consolidating adjustments to income tax benefit from $14,093 to $0. Consolidated net income and income tax expense for the three months ended March 31, 2010 have not changed. The Company does not believe these revisions are material to the condensed consolidating financial statements as of March 31, 2010 or to any prior years’ consolidating financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING BALANCE SHEETS

		March 31, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$269,723	$5,789	$904	$—	$276,416
Investment securities available for sale	67,201	—	—	—	67,201
Accounts receivable — trade	—	16,875	6	—	16,881
Intercompany receivables	120	—	—	(120)	—
Inventories	—	115,156	1	—	115,157
Deferred income taxes	29,875	3,489	—	—	33,364
Income taxes receivable	64,081	—	—	(64,081)	—
Restricted assets	—	2,428	111	—	2,539
Other current assets	312	2,998	163	—	3,473

Total current assets	431,312	146,735	1,185	(64,201)	515,031

Property, plant and equipment, net	592	54,691	—	—	55,283
Investment in Escena, net	—	—	13,308	—	13,308
Long-term investments accounted for at cost	40,385	—	898	—	41,283
Long-term investments accounted for under the equity method	12,148	—	—	—	12,148
Investments in non- consolidated real estate businesses	—	—	83,752	—	83,752
Investment in townhomes	—	—	7,812	—	7,812
Investments in consolidated subsidiaries	245,885	—	—	(245,885)	—
Restricted assets	1,890	5,855	—	—	7,745
Deferred income taxes	23,451	103,368	10,085	(101,747)	35,157
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	14,322	—	—	14,322
Other assets	16,362	14,847	—	—	31,209

Total assets	$772,025	$447,329	$117,040	$(411,833)	$924,561

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$11,000	$18,737	$127	$—	$29,864
Fair value of derivatives embedded within convertible debt	157	—	—	—	157
Current portion of employee benefits	—	1,014	—	—	1,014
Accounts payable	435	5,230	707	—	6,372
Intercompany payables	—	120	—	(120)	—
Accrued promotional expenses	—	12,996	—	—	12,996
Income taxes payable, net	—	30,840	43,405	(64,081)	10,164
Accrued excise and payroll taxes payable, net	—	23,242	—	—	23,242
Settlement accruals	—	80,796	—	—	80,796
Deferred income taxes	33,040	1,077	—	—	34,117
Accrued interest	9,452	—	—	—	9,452
Other current liabilities	3,787	7,684	546	—	12,017

Total current liabilities	57,871	181,736	44,785	(64,201)	220,191
Notes payable, long-term debt and other obligations, less current portion	486,957	14,470	324	—	501,751
Fair value of derivatives embedded within convertible debt	141,910	—	—	—	141,910
Non-current employee benefits	21,414	17,635	—	—	39,049
Deferred income taxes	124,835	27,794	535	(101,747)	51,417
Other liabilities	393	30,426	779	—	31,598

Total liabilities	833,380	272,061	46,423	(165,948)	985,916

Commitments and contingencies	—	—	—	—	—

Stockholders’ deficiency	(61,355)	175,268	70,617	(245,885)	(61,355)

Total liabilities and stockholders’ deficiency	$772,025	$447,329	$117,040	$(411,833)	$924,561

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$260,378	$—	$—	$260,378
Expenses:
Cost of goods sold	—	205,177	—	—	205,177
Operating, selling, administrative and general expenses	6,330	17,552	(157)	—	23,725
Management fee expense	—	2,208	—	(2,208)	—

Operating (loss) income	(6,330)	35,441	157	2,208	31,476
Other income (expenses):
Interest expense	(24,486)	(433)	(9)	—	(24,928)
Changes in fair value of derivatives embedded within convertible debt	(575)	—	—	—	(575)
Equity income on non-consolidated real estate businesses	—	—	4,904	—	4,904
Gain on investment securities available for sale	13,035	—	—	—	13,035
Gain on liquidation of long-term investment	4,136	—	—	—	4,136
Gain on sale of townhome	—	—	3,135	—	3,135
Equity income in consolidated subsidiaries	27,658	—	—	(27,658)	—
Management fee income	2,208	—	—	(2,208)	—
Other, net	829	10	—	—	839

Income before provision for income taxes	16,475	35,018	8,187	(27,658)	32,022
Income tax benefit (expense)	2,898	(12,272)	(3,275)	—	(12,649)

Net income	$19,373	$22,746	$4,912	$(27,658)	$19,373

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$222,087	$—	$—	$222,087
Expenses:
Cost of goods sold	—	169,911	—	—	169,911
Operating, selling, administrative and general expenses	5,218	16,195	(255)	—	21,158
Management fee expense	—	2,130	—	(2,130)	—

Operating (loss) income	(5,218)	33,851	255	2,130	31,018
Other income (expenses):
Interest expense	(18,575)	(219)	(11)	—	(18,805)
Changes in fair value of derivatives embedded within convertible debt	(2,714)	—	—	—	(2,714)
Equity income on non-consolidated real estate businesses	—	—	4,571	—	4,571
Gain on investment securities available for sale	4,664	—	—	—	4,664
Equity income in consolidated subsidiaries	27,368	—	—	(27,368)	—
Management fee income	2,130	—	—	(2,130)	—
Other, net	118	8	—	—	126

Income before provision for income taxes	7,773	33,640	4,815	(27,368)	18,860
Income tax benefit (expense)	4,165	(9,132)	(1,955)	—	(6,922)

Net income	$11,938	$24,508	$2,860	$(27,368)	$11,938

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash (used in) provided by operating activities	$(7,786)	$49,780	$595	$(42,035)	$554

Cash flows from investing activities:
Sale or maturity of investment securities	17,792	—	—	—	17,792
Purchase of investment securities	(1,788)	—	—	—	(1,788)
Proceeds from sale or liquidation of long-term investments	8,886	—	—	—	8,886
Investment in non- consolidated real estate businesses	—	—	(1,672)	—	(1,672)
Distributions from non-consolidated real estate businesses	—	—	2,165	—	2,165
Proceeds from sale of townhome, net	—	—	11,635	—	11,635
Increase in cash surrender value of life insurance policies	(286)	(119)	—	—	(405)
Decrease in non-current restricted assets	543	48	240	—	831
Issuance of notes receivable	(91)	—	—	—	(91)
Investments in subsidiaries	(540)	—	—	540	—
Capital expenditures	(11)	(2,617)	(33)	—	(2,661)

Net cash provided by (used in) investing activities	24,505	(2,688)	12,335	540	34,692

Cash flows from financing activities:
Proceeds from debt issuance	6	54	373	—	433
Repayments of debt	—	(1,038)	(406)	—	(1,444)
Borrowings under revolver	—	216,843	—	—	216,843
Repayments on revolver	—	(244,076)	—	—	(244,076)
Capital contributions received	—	500	40	(540)	—
Intercompany dividends paid	—	(29,800)	(12,235)	42,035	—
Dividends and distributions on common stock	(31,076)	—	—	—	(31,076)
Tax benefit of options exercised	665	—	—	—	665

Net cash (used in) provided by financing activities	(30,405)	(57,517)	(12,228)	41,495	(58,655)

Net (decrease) increase in cash and cash equivalents	(13,686)	(10,425)	702	—	(23,409)
Cash and cash equivalents, beginning of period	283,409	16,214	202	—	299,825

Cash and cash equivalents, end of period	$269,723	$5,789	$904	$—	$276,416

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$18,368	$48,836	$1,074	$(55,115)	$13,163

Cash flows from investing activities:
Sale or maturity of investment securities	6,933	—	—	—	6,933
Investment in non- consolidated real estate businesses	—	—	(605)	—	(605)
Distributions from non-consolidated real estate businesses	—	—	2,154	—	2,154
Increase in cash surrender value of life insurance policies	(425)	(111)	—	—	(536)
Decrease (increase) in non-current restricted assets	19	(350)	—	—	(331)
Proceeds from sale of fixed assets	—	3	—	—	3
Investments in subsidiaries	(1,731)	—	—	1,731	—
Capital expenditures	(29)	(3,445)	(321)	—	(3,795)

Net cash provided by (used in) investing activities	4,767	(3,903)	1,228	1,731	3,823

Cash flows from financing activities:
Proceeds from debt issuance	—	2,112	—	—	2,112
Repayments of debt	—	(1,140)	(28)	—	(1,168)
Borrowings under revolver	—	216,456	—	—	216,456
Repayments on revolver	—	(210,997)	—	—	(210,997)
Capital contributions received	—	1,450	281	(1,731)	—
Intercompany dividends paid	—	(52,900)	(2,215)	55,115	—
Dividends and distributions on common stock	(30,024)	—	—	—	(30,024)
Proceeds from exercise of Vector options and warrants	138	—	—	—	138

Net cash (used in) provided by financing activities	(29,886)	(45,019)	(1,962)	53,384	(23,483)

Net (decrease) increase in cash and cash equivalents	(6,751)	(86)	340	—	(6,497)
Cash and cash equivalents, beginning of period	204,133	5,004	317	—	209,454

Cash and cash equivalents, end of period	$197,382	$4,918	$657	$—	$202,957

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
     All of our tobacco operation’s unit sales volume in 2010 and for the three months of 2011 was in the discount segment, which management believes has been the primary growth segment in the industry for more than a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
     Our tobacco subsidiaries’ cigarettes are produced in approximately 137 combinations of length, style and packaging. Liggett’s current brand portfolio includes:
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
     In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT’s unit volume was 10.1% for the three months ended March 31, 2011 and 13.0% of Liggett’s unit volume for the year ended December 31, 2010. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX’s unit volume was 14.9% of Liggett’s unit volume for the three months ended March 31, 2011 and 18.5% for the year ended December 31, 2010. In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett’s family of brands with 51.6% of Liggett’s unit volume for the three months ended March 31, 2011 and 42.6% for the year ended December 31, 2010.
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
Recent Developments
     Senior Secured Notes. In December 2010, we sold an additional $90,000 principal amount of our 11% Senior Secured Notes due 2015 (the “Senior Secured Notes”) in private offerings to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. On April 12, 2011, we commenced an offer to exchange the Secured Notes issued in December 2010 for an equal amount of newly issued 11% Senior Secured Notes due 2015. The new Secured Notes have substantially the same terms as the original notes, except that the new Secured Notes have been registered under the Securities Act.
     New Valley Oaktree Chelsea Eleven, LLC. Chelsea Eleven LLC sold six condominium units during the three months ended March 31, 2011. As of the financial statement issue date, 40 of the 54 units in the Chelsea Eleven LLC real estate development had been sold.
     As of March 31, 2011, Chelsea Eleven LLC had approximately $39,328 of total assets and $10,142 of total liabilities, excluding amounts owed to New Valley Oaktree Chelsea Eleven LLC (approximately $114,418 at March 31, 2011).
     As of March 31, 2011, we had received net distributions of $1,393 from New Valley Oaktree Chelsea Eleven LLC. We recorded equity income of $1,500 for the three months ended March 31, 2011 related to New Valley Chelsea. Our maximum exposure to loss on our investment in New Valley Chelsea Eleven LLC is $11,065 at March 31, 2011.
     Aberdeen Townhomes LLC. In February 2011, Aberdeen sold one of its two remaining townhomes for $11,635, net of closing costs, and recorded a gain on sale of townhome of $3,135.
     Long-term Investments. One of our long-term investments was liquidated in January 2011. We received proceeds of $8,886 and recorded a gain of $4,136 for the three months ended March 31, 2011. In addition, a long-term investment with a carrying value of $35,000 as of March 31, 2011 was liquidated and we received approximately $52,700 in April 2011. We anticipate receiving an additional $2,800 in the second quarter of 2011.
Recent Developments in Tobacco-Related Litigation
     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of March 31, 2011, there were approximately 6,750 individual suits, six purported class actions and three healthcare cost recovery actions pending in the United States in which Liggett or us, or both, were named as a defendant. To date, adverse verdicts have been entered against Liggett in five Engle progeny cases. As of March 31, 2011, 31 alleged Engle progeny cases, where Liggett is currently named as a defendant, were scheduled for trial in 2011 and several cases are scheduled for trial in 2012.
     Liggett Only Cases. There are currently seven cases pending where Liggett is the only tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases.
     In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages and a judgment, in the amount of $816 was entered by the court. That judgment was affirmed on appeal and was paid by Liggett in March 2011. In September 2010, the court awarded plaintiff’s attorneys’ fees of $996. The parties appealed the attorneys’ fee award and the appeal is pending. Liggett previously accrued $2,000 for the Ferlanti case. In Blitch v. R.J. Reynolds, an Engle progeny case, trial commenced on March 14, 2011 and on March 23, 2011, the jury returned a defense verdict. The time for plaintiff to notice an appeal has not yet run. In Katz v. R.J. Reynolds, another Engle progeny case, trial was set for April 2011, but was recently continued. There has been no recent activity in Hausrath v. Philip Morris, a case pending in New York state court, where two individuals are suing. The other three individual actions, in which Liggett is the only tobacco company defendant, are dormant.
     Engle Progeny Cases. In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and the Company have been named in 6,717 Engle progeny cases in both federal (3,694 cases) and state (3,023 cases) courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. These cases include approximately 8,960 plaintiffs, 671 of which represent state court consortium claims. The number of state court Engle progeny cases may increase as multi-plaintiff cases continue to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties.
     Through March 31, 2011, there were 25 plaintiffs’ verdicts in Engle progeny cases, including five adverse verdicts against Liggett, and 13 defense verdicts.
Critical Accounting Policies
     There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2010. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.
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
     For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three months ended March 31, 2011 and 2010 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes and the research related to reduced risk products. The Real Estate segment includes our investments in consolidated and non-consolidated real estate businesses.

	Three Months Ended
	March 31,	March 31,
	2011	2010
Revenues:
Tobacco	$260,378	$222,087

Operating income (loss):
Tobacco	$36,425	$34,932
Real estate	157	282
Corporate and other	(5,106)	(4,196)

Total operating income	$31,476	$31,018

Three Months Ended March 31, 2011 Compared to Three Months ended March 31, 2010
     Revenues. All of our revenues were from the Tobacco segment for the first quarter of 2011 and 2010. Liggett increased the list price of LIGGETT SELECT, EVE, and GRAND PRIX by $0.60 per carton in January 2010, an additional $0.65 per carton in May 2010, and an additional $0.75 per carton in October 2010. Liggett increased the list price of PYRAMID by $1.30 per carton in January 2011.
     All of our sales for the first quarter of 2011 and 2010 were in the discount category. For the three months ended March 31, 2011, revenues were $260,378 compared to $222,087 for the three months ended March 31, 2010. Revenues increased by 17.2% ($38,291) due to a favorable price variance of $12,420 primarily related to increases in price of PYRAMID, a favorable sales mix of $1,326, and a favorable sales volume of $24,560 (approximately 327.4 million units).
     Tobacco Gross Profit. Tobacco gross profit was $55,201 for the three months ended March 31, 2011 compared to $52,176 for the three months ended March 31, 2010. This represented an increase of $3,025 (5.8%) from the 2010 period. This increase was due primarily to higher volumes. As a percentage of revenues (excluding federal excise taxes), Tobacco gross profit decreased to 41.6% in the 2011 period compared to gross profit of 47.1% in the 2010 period due to sales mix.
     Expenses. Operating, selling, general and administrative expenses were $23,725 for the three months ended March 31, 2011 compared to $21,158 for the same period last year, an increase of $2,567 (12.1%). Tobacco expenses were $18,776 for the three months ended March 31, 2011 compared to $17,244 for the same period in the prior year, an increase of $1,532, which was primarily the result of higher sales force expenses due to an increase in sales force in 2011. Tobacco product liability legal expenses and other litigation costs were $2,039 and $1,648 for the three months ended March 31, 2011 and 2010, respectively. Expenses at the corporate level increased from $4,196 to $5,106 due to the timing of expenses.
     Operating income. For the three months ended March 31, 2011, Tobacco segment operating income increased from $34,932 in 2010 to $36,425 in 2011 primarily due to increased volume in 2011. The real estate segment operating income was $157 for the three months ended March in 2011 compared to $282 for the same period last year and related primarily to Escena’s operations.
     Other income (expenses). Other income was $546 for the three months ended March 31, 2011 compared to expenses of $12,158 for the same period last year. For the three months ended March 31, 2011, other income primarily consisted of a realized gain on investments held for sale of $13,035, a realized gain on liquidation of long-term investment of $4,136, a realized gain on sale of townhome of $3,135 and equity income on non-consolidated real estate businesses of $4,904. This income was offset by interest expense of $24,928 and charges of $575 for changes in fair value of derivatives embedded within convertible debt. For the three months ended March 31, 2010, other expenses primarily consisted of interest expense of $18,805 and charges of $2,714 for changes in fair value of derivatives embedded within convertible debt. These expenses were offset by a realized gain on investments held for sale of $4,664 and equity income on non-consolidated real estate businesses of $4,571.
     The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The losses of $575 and $2,714 from the embedded derivatives in the three months ended March 31, 2011 and 2010, respectively, were primarily the result of declining spreads between corporate convertible debt and risk free investments offset by interest payments during the period.
     Income before income taxes. Income before income taxes for the three months ended March 31, 2011 was $32,022 compared to $18,860 for the three months ended March 31, 2010.
     Income tax provision. The income tax provision was $12,649 and $6,922 for the three months ended March 31, 2011 and 2010, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with guidance on accounting for income taxes on interim periods. We recorded a benefit of approximately $500 for the three months ended March 31, 2010 resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The net deferred tax asset has been recognized for state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.
Liquidity and Capital Resources
     Net cash and cash equivalents decreased $23,409 and $6,497 for the three months ended March 31, 2011 and 2010, respectively.
     Net cash provided from operations was $554 and $13,163 for the three months ended March 31, 2011 and 2010, respectively. The change related to an increase in Liggett’s accounts receivable and increased interest and income tax payments in 2011. The increase in accounts receivable was due to an extension of collection terms on PYRAMID sales by five days in 2011. These changes were offset by increased operating income and increases in the accrual for payments under the Master Settlement Agreement due to increased unit volume in 2011. Liggett makes payments under the Master Settlement Agreement in December and April.

     Cash provided by investing activities was $34,692 and $3,823 for the three months ended March 31, 2009 and 2010, respectively. In the first three months of 2011, cash provided by investing activities was from the proceeds from the sale or maturity of investment securities of $17,792, proceeds from the sale or liquidation of long-term investments of $8,886, distributions from non-consolidated real estate businesses of $2,165, proceeds from the sale of a townhome of $11,635 and the decrease in non-current restricted assets of $831 offset by cash used for the purchase of investment securities of $1,788, purchase of real estate businesses of $1,672, capital expenditures of $2,661, an increase in cash surrender value of corporate- owned life insurance policies of $405 and the issuance of notes receivable of $91. In the first three months of 2010, cash provided by investing activities was from the proceeds from the sale or maturity of investment securities of $6,933, distributions from non-consolidated real estate businesses of $2,154 offset by an increase in non-current restricted assets of $331, cash used for a purchase of real estate businesses of $605, cash used for capital expenditures of $3,795, and an increase in cash surrender value of corporate- owned life insurance policies of $536.
     Cash used in financing activities was $58,655 and $23,483 for the three months ended March 31, 2011 and 2010, respectively. In the first three months of 2011, cash was primarily used for distributions on common stock of $31,076, net repayments of debt under the revolver of $27,233 and repayment of debt of $1,444 offset by proceeds from debt issuance of $433 and tax benefit of options exercised of $665. In the first three months of 2010, cash was primarily used for distributions on common stock of $30,024, and repayments of debt of $1,168 offset by proceeds from debt issuance of $2,112, net borrowings of debt under the revolver of $5,459 and proceeds from exercise of options of $138.
     Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $8,477 was outstanding at March 31, 2011. Availability as determined under the facility was approximately $27,500 based on eligible collateral at March 31, 2011. The facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the facility, on a trailing twelve-month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the facility is less than $20,000. The covenants also require that annual capital expenditures, as defined under the facility, shall not exceed $10,000 (before a maximum carryover amount of $2,500) during any fiscal year; except in 2010, where Liggett was permitted capital expenditures up to $33,000, as amended, as of August 31, 2010. At March 31, 2011, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were approximately $115,300 for the twelve months ended March 31, 2011.
     In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $24,835 of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. Liggett paid its share of the damages award and plaintiff’s claim for interest and attorneys’ fees ($14,361). To date, five other verdicts have been entered in Engle progeny cases against Liggett in the total amount of approximately $6,097. Two of the verdicts have been affirmed on appeal. It is possible that additional cases could be decided unfavorably. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 5 to our condensed consolidated financial statements and “Legislation and Regulation” below for a description of legislation, regulation and litigation.
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
     In December 2010, we sold at 103% of face value an additional $90,000 principal amount of the Senior Secured Notes in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. We received net proceeds from the 2010 offering of approximately $90,850. Following the December 2010 offering, a total of $415,000 principal amount of the Senior Secured Notes were outstanding.
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

	Indenture	March 31,	December 31,
Covenant	Requirement	2011	2010
Consolidated EBITDA, as defined	$50,000	$198,423	$184,151
Leverage ratio, as defined	<3.0 to 1	0.5 to 1	0.5 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.1 to 1	0.1 to 1
     We and our subsidiaries have significant indebtedness and debt service obligations. At March 31, 2011, we and our subsidiaries had total outstanding indebtedness (including the embedded derivative liabilities related to our convertible notes) of approximately $716,200. We must redeem $11,000 of our 3.875% Variable Interest Senior Convertible Debentures by June 15, 2011, and we may be required to purchase $99,000 of the debentures on June 15, 2012. Approximately

$157,500 of our 6.75% convertible debt matures in 2014 and $415,000 of our 11% senior secured notes matures in 2015. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
     We believe that our cigarette operations are positive cash flow generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
     In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $276,400, investment securities available for sale of approximately $67,200, long-term investments with an estimated value of approximately $78,600 and availability under Liggett’s credit facility of approximately $27,500 at March 31, 2011. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
     As of March 31, 2011, approximately $14,600 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of March 31, 2011, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $146.
     In addition, as of March 31, 2011, approximately $83,700 ($267,530 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance.
     Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $5,600 with approximately $339 resulting from the embedded derivative associated with our 6.75% Note due 2014, $643 resulting from the embedded derivative associated with our 6.75% exchange notes due 2014, and the remaining $4,618 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $6,750 per year.
     We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in yield of our debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes our future dividend payments and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of our embedded derivatives was between $145,023 and $139,220. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $142,067 as of March 31, 2011. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
     We held investment securities available for sale totaling $67,201 at March 31, 2011, which includes 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. carried at $15,975.
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
     On June 22, 2009, the President signed into law the “Family Smoking Prevention and Tobacco Control Act” (Public Law 111-31). The law grants the Food and Drug Administration (“FDA”) broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero. Among other measures, the law (under various deadlines):
•	increases the number of health warnings required on cigarette and smokeless tobacco products, increases the size of warnings on packaging and in advertising,

requires FDA to develop graphic warnings for cigarette packages, and grants FDA authority to require new warnings;

•	requires practically all tobacco product advertising to eliminate color and imagery and instead consist solely of black text on white background;

•	imposes new restrictions on the sale and distribution of tobacco products, including significant new restrictions on tobacco product advertising and promotion, as well as the use of brand and trade names;

•	bans the use of “light,” “mild,” “low” or similar descriptors on tobacco products;

•	bans the use of “characterizing flavors” in cigarettes other than tobacco or menthol;

•	gives FDA the authority to impose tobacco product standards that are appropriate for the protection of the public health (by, for example, requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling);

•	requires manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products;

•	requires pre-market approval by FDA for tobacco products represented (through labels, labeling, advertising, or other means) as presenting a lower risk of harm or tobacco-related disease;

•	requires manufacturers to report ingredients and harmful constituents and requires FDA to disclose certain constituent information to the public;

•	mandates that manufacturers test and report on ingredients and constituents identified by FDA as requiring such testing to protect the public health, and allows FDA to require the disclosure of testing results to the public;

•	requires manufacturers to submit to FDA certain information regarding the health, toxicological, behavioral or physiologic effects of tobacco products;

•	prohibits use of tobacco containing a pesticide chemical residue at a level greater than allowed under federal law;

•	requires FDA to establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;

•	requires tobacco product manufacturers (and certain other entities) to register with FDA;

•	authorizes FDA to require the reduction of nicotine (although it may not require the reduction of nicotine yields of a tobacco product to zero) and the potential reduction or elimination of other constituents, including menthol;

•	imposes (and allows FDA to impose) various recordkeeping and reporting requirements on tobacco product manufacturers; and

•	grants FDA the regulatory authority to impose broad additional restrictions.
     The law also required establishment, within FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee (“TPSAC”) to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products, including:
•	a recommendation on modified risk applications;

•	a recommendation on the effects of tobacco product nicotine yield alteration and whether there is a threshold level below which nicotine yields do not produce dependence;

•	a report on the public health impact of the use of menthol in cigarettes; and

•	a report on the public health impact of dissolvable tobacco products.
     The TPSAC completed its review of the use of menthol in cigarettes and issued a report with recommendations to FDA in March 2011. The report states that “removal of menthol cigarettes from the marketplace would benefit public health in the United States,” but does not expressly recommend that FDA ban menthol cigarettes. FDA is considering the report and recommendations of the TPSAC and will make a determination about what future regulatory action(s), if any, it believes are warranted. A decision by FDA to ban menthol in tobacco products could have a material adverse effect on us.
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
     The law also imposes significant new restrictions on the advertising and promotion of tobacco products. For example, as required under the law, FDA has finalized certain portions of regulations previously adopted by FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond FDA’s authority). Subject to limitations imposed by a federal injunction (discussed below), these regulations took effect on June 22, 2010. As written, these regulations significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color and graphics in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events, and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for nontobacco products.
     In August 2009, several cigarette manufacturers filed a federal lawsuit against FDA challenging the constitutionality of a number of the restrictions imposed by these regulations, including the ban on color and graphics, limits on the right to make truthful statements regarding modified risk tobacco products, restrictions on the placement of outdoor advertising, and a ban on the distribution of product samples. On January 4, 2010, a federal judge ruled that the regulations’ ban on the use of color and graphics in certain tobacco product advertising was unconstitutional and prohibited FDA from enforcing that ban. The judge, however, let stand numerous other advertising and promotion restrictions. In March 2010, both parties appealed this decision. We cannot predict the future course or outcome of this lawsuit. In May 2010, FDA issued a guidance document indicating that it intends to exercise its enforcement discretion and not commence enforcement actions based upon these provisions during the pendency of the litigation.
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
     FDA law requires premarket review of “new tobacco products.” A “new tobacco product” is one that was not commercially marketed in the U.S. before February 15, 2007 or that was modified after that date. In general, before a company may commercially market a “new tobacco product,” it must either (a) submit an application and obtain an order from FDA permitting the product to be marketed; or (b) submit a report and receive an FDA order finding the product to be

“substantially equivalent” to a “predicate” tobacco product that was commercially marketed in the U.S. prior to February 15, 2007. A “substantially equivalent” tobacco product is one that has the “same characteristics” as the predicate or one that has “different characteristics” but does not raise “different questions of public health.”
     Manufacturers of products first introduced after February 15, 2007 and before March 22, 2011 who submitted a substantial equivalence report to FDA prior to March 23, 2011 may continue to market the tobacco product unless FDA issues an order that the product is not substantially equivalent. Failure to submit the report before March 23, 2011, or FDA’s conclusion that such a “new tobacco product” is not substantially equivalent, will cause the product to be deemed misbranded and/or adulterated. After March 22, 2011, a “new tobacco product” may not be marketed without an FDA substantial equivalence determination. Prior to the deadline, Liggett and Vector Tobacco submitted substantial equivalence reports to FDA for numerous products. It is possible that FDA could determine some, or all, of these products are not “substantially equivalent” to a preexisting tobacco product. Such a determination could prevent us from marketing these products in the United States and could have a material adverse effect on us.
     In January 2011, FDA issued a guidance document along with a proposed rule to establish the process and criteria for requesting an exemption from substantial equivalence requirements. We cannot predict how FDA will interpret and apply these requirements, or whether FDA will deem our products to be substantially equivalent to already marketed tobacco products.
     Separately, the law also requires FDA to issue future regulations regarding the promotion and marketing of tobacco products sold through non-face-to-face transactions. FDA has been acting to implement the law and will continue to implement various provisions over time. Liggett and Vector Tobacco have been monitoring FDA tobacco initiatives and have made various regulatory submissions to FDA in order to comply with new requirements.
     It is likely that the new tobacco law could result in a decrease in cigarette sales in the United States, including sales of Liggett’s and Vector Tobacco’s brands. Total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by FDA under the new tobacco law. Costs, however, could be substantial and could have a material adverse effect on the companies’ financial condition, results of operations, and cash flows. In addition, FDA has a number of investigatory and enforcement tools available to it. We are aware, for example, that FDA has already requested company-specific information from competitors. FDA has also initiated a program to award contracts to states to assist with compliance and enforcement activities. Failure to comply with the new tobacco law and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on the business, financial condition and results of operation of both Liggett and Vector Tobacco. At present, we are not able to predict whether the new tobacco law will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry, thus affecting its competitive position.
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
     The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:
•	general economic and market conditions and any changes therein, due to acts of war and terrorism or otherwise,

•	impact of current crises in capital and credit markets, including any continued worsening,

•	governmental regulations and policies,

•	effects of industry competition,

•	impact of business combinations, including acquisitions and divestitures, both internally for us and externally in the tobacco industry,

•	impact of restructurings on our tobacco business and our ability to achieve any increases in profitability estimated to occur as a result of these restructurings,

•	impact of new legislation on our competitors’ payment obligations, results of operations and product costs, i.e. the impact of recent federal legislation eliminating the federal tobacco quota system and providing for regulation of tobacco products by the FDA,

•	impact of substantial increases in federal, state and local excise taxes,

•	uncertainty related to product liability litigation including the Engle progeny cases pending in Florida; and,

•	potential additional payment obligations for us under the Agreement and other settlement agreements with the states.
     Further information on risks and uncertainties specific to our business include the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.
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

Reference is made to Note 5, incorporated herein by reference, to our condensed consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which our company, or its subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related legal proceedings to which Liggett or us is a party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 100 S.E. Second St., 32nd Floor, Miami, Florida 33131, Attn. Investor Relations.
Item 1A.	Risk Factors

Except as set forth below, there are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K for the year ended December 31, 2010. Please refer to that section for disclosures regarding the risks and uncertainties related to our business. The risk factors in the Annual Report on Form 10-K entitled “Litigation will continue to harm the tobacco industry”, “Individual tobacco-related cases have increased as a result of the Florida Supreme Court’s ruling in Engle” and “Liggett may have additional payment obligations under the Master Settlement Agreement and its other settlement agreements with the states” are revised to reflect the updated information concerning the number and status of cases and other matters discussed under Note 5 to our condensed consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition — Recent Developments — Tobacco Settlement Agreements”, “— Recent Developments in Legislation, Regulation and Tobacco-Related Litigation”, and “— Legislation and Regulation.”
Item 6.	Exhibits
10.1	Vector Group Ltd. Senior Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 14, 2011).

10.2	Amendment to Employment Agreement, dated as of January 14, 2011, between Liggett and Ronald J. Bernstein (incorporated by reference to Exhibit 10.17 in Vector’s Form 10-K for the year ended December 31, 2010).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD. (Registrant)
By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial Officer

Date: May 5, 2011