Form 10-Q
period 2011-06-30
VECTOR GROUP LTD
filed 2011-08-04
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2011

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

x Large accelerated filer	o Accelerated filer	o Non-accelerated filer	o Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No

At August 4, 2011, Vector Group Ltd. had 75,719,733 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2011	December 31, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$319,989	$299,825
Investment securities available for sale	64,340	78,754
Accounts receivable - trade	20,722	1,849
Inventories	117,895	107,079
Deferred income taxes	36,734	31,786
Restricted assets	1,483	2,661
Other current assets	3,653	4,809
Total current assets	564,816	526,763
Property, plant and equipment, net	55,068	55,412
Investment in Escena, net	13,233	13,354
Long-term investments accounted for at cost	7,425	46,033
Long-term investments accounted for under the equity method	20,114	10,954
Investments in non-consolidated real estate businesses	91,703	80,416
Investments in townhomes	—	16,275
Restricted assets	7,747	8,694
Deferred income taxes	28,620	37,828
Intangible asset	107,511	107,511
Prepaid pension costs	14,710	13,935
Other assets	30,212	32,420
Total assets	$941,159	$949,595
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$26,578	$51,345
Current portion of fair value of derivatives embedded within convertible debt	79,493	480
Current portion of employee benefits	1,014	1,014
Accounts payable	11,087	9,027
Accrued promotional expenses	15,064	14,327
Income taxes payable, net	3,306	11,617
Accrued excise and payroll taxes payable, net	23,050	18,523
Settlement accruals	77,742	48,071
Deferred income taxes	32,515	36,963
Accrued interest	20,758	20,824
Other current liabilities	16,596	14,681
Total current liabilities	307,203	226,872
Notes payable, long-term debt and other obligations, less current portion	486,989	506,052
Fair value of derivatives embedded within convertible debt	53,129	141,012
Non-current employee benefits	39,356	38,742
Deferred income taxes	55,029	51,815
Other liabilities	49,522	31,336
Total liabilities	991,228	995,829
Commitments and contingencies
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 79,130,039 and 78,349,590 shares issued and 75,719,733 and 74,939,284 shares outstanding	7,572	7,494
Additional paid-in capital	—	—
Accumulated deficit	(42,530)	(45,327)
Accumulated other comprehensive (loss) income	(2,254)	4,456
Less: 3,410,306 and 3,410,306 shares of common stock in treasury, at cost	(12,857)	(12,857)
Total stockholders' deficiency	(50,069)	(46,234)
Total liabilities and stockholders' deficiency	$941,159	$949,595

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues*	$291,180	$268,460	$551,558	$490,547

Expenses:
Cost of goods sold*	231,073	210,994	436,250	380,905
Operating, selling, administrative and general expenses	22,140	22,028	45,865	43,186
Litigation judgment expense	—	14,361	—	14,361
Operating income	37,967	21,077	69,443	52,095

Other income (expenses):
Interest expense	(25,082)	(20,770)	(50,010)	(39,575)
Change in fair value of derivatives embedded within convertible debt	9,437	13,789	8,862	11,075
Loss on extinguishment of debt	(1,217)	—	(1,217)	—
Equity income from non-consolidated real estate businesses	6,197	7,207	11,101	11,778
Gain on sale of investment securities available for sale	1,506	6,447	14,541	11,111
Gain on liquidation of long-term investments	19,475	—	23,611	—
Gain on sales of townhomes	577	—	3,712	—
Other, net	(14)	2,852	825	2,978

Income before provision for income taxes	48,846	30,602	80,868	49,462
Income tax expense	18,545	11,379	31,194	18,301

Net income	$30,301	$19,223	$49,674	$31,161

Per basic common share:

Net income applicable to common shares	$0.40	$0.25	$0.65	$0.41

Per diluted common share:

Net income applicable to common shares	$0.36	$0.19	$0.64	$0.39

Cash distributions and dividends declared per share	$0.40	$0.38	$0.80	$0.76

* Revenues and Cost of goods sold include excise taxes of $142,934, $135,217, $270,568 and $246,410, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Total
Balance, December 31, 2010	74,939,284	$7,494	$—	$(45,327)	$4,456	$(12,857)	$(46,234)
Net income	—	—	—	49,674	—	—	49,674
Pension-related minimum liability adjustments, net of income taxes	—	—	—	—	816	—	816
Forward contract adjustments, net of income taxes	—	—	—	—	17	—	17
Unrealized gain on long-term investment securities, accounted for under the equity method, net of income taxes	—	—	—	—	(870)	—	(870)
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	2,052	—	2,052
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(8,725)	—	(8,725)
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	(6,673)
Total other comprehensive income	—	—	—	—	—	—	(6,710)
Total comprehensive income	—	—	—	—	—	—	42,964
Distributions and dividends on common stock	—	—	(14,723)	(46,877)	—	—	(61,600)
Note conversion	652,386	65	12,150	—	—	—	12,215
Exercise of employee stock options, net of 300,799 shares to pay exercise price	176,420	18	955	—	—	—	973
Surrender of shares in connection with employee stock option exercise	(48,357)	(5)	(763)	—	—	—	(768)
Tax benefit of employee stock options exercised	—	—	808	—	—	—	808
Amortization of deferred compensation	—	—	1,573	—	—	—	1,573
Balance, as of June 30, 2011	75,719,733	$7,572	$—	$(42,530)	$(2,254)	$(12,857)	$(50,069)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Net cash provided by operating activities	$36,587	$55,852
Cash flows from investing activities:
Sale of investment securities	19,703	15,433
Purchase of investment securities	(1,788)	(7,414)
Proceeds from sale or liquidation of long-term investments	62,219	1,001
Purchase of long-term investments	(10,000)	(5,000)
Investments in non-consolidated real estate businesses	(6,712)	(924)
Distributions from non-consolidated real estate businesses	2,425	3,539
Proceeds from sale of townhomes, net	19,629	—
Increase in cash surrender value of life insurance policies	(677)	(529)
Decrease (increase) in restricted assets	1,775	(878)
Issuance of notes receivable	(161)	(535)
Proceeds from sale of fixed assets	9	3
Capital expenditures	(4,872)	(9,244)
Net cash provided by (used in) investing activities	81,550	(4,548)
Cash flows from financing activities:
Proceeds from debt issuance	77	79,585
Deferred financing costs	—	(2,582)
Repayments of debt	(2,281)	(2,429)
Borrowings under revolver	486,298	472,865
Repayments on revolver	(521,995)	(465,330)
Dividends and distributions on common stock	(61,846)	(57,919)
Proceeds from exercise of employee stock options	966	507
Tax benefit of employee stock options exercised	808	75
Net cash (used in) provided by financing activities	(97,973)	24,772
Net increase in cash and cash equivalents	20,164	76,076
Cash and cash equivalents, beginning of period	299,825	209,454
Cash and cash equivalents, end of period	$319,989	$285,530

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

The interim condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company's consolidated financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

(b)	Distributions and Dividends on Common Stock:

The Company records distributions on its common stock as dividends in its condensed consolidated statement of stockholders' equity to the extent of retained earnings and accumulated paid-in capital. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in capital. Any amounts then exceeding accumulated paid-in capital are recorded as an increase to accumulated deficit.

(c)	Earnings Per Share (“EPS”):

Information concerning the Company's common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 29, 2010. All per share amounts have been presented as if the stock dividends had occurred on January 1, 2010.

Net income for purposes of determining basic EPS was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$30,301	$19,223	$49,674	$31,161
Income attributable to participating securities	(639)	(405)	(1,033)	(671)
Net income available to common stockholders	$29,662	$18,818	$48,641	$30,490

Net income for purposes of determining diluted EPS was as follows:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$30,301	$19,223	$49,674	$31,161
Income attributable to 3.875% Variable Interest Senior Convertible Debentures	(95)	(3,509)	—	—
Expense attributable to 6.75% Variable Interest Senior Convertible Note	—	—	1,856	—
Expense attributable to 6.75% Variable Interest Senior Convertible Exchange Notes	—	—	—	1,046
Income attributable to participating securities	(637)	(331)	(1,072)	(694)
Net income available to common stockholders	$29,569	$15,383	$50,458	$31,513

Basic and diluted EPS were calculated using the following shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted-average shares for basic EPS	74,661,628	74,292,853	74,577,078	74,275,816
Plus incremental shares related to stock options and non-vested restricted stock	627,993	261,784	448,288	212,374
Plus incremental shares related to convertible debt	6,407,890	6,529,810	3,665,228	6,948,142
Weighted-average shares for fully diluted EPS	81,697,511	81,084,447	78,690,594	81,436,332

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and six months ended June 30, 2011 and 2010 but were not included in the computation of diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Number of stock options	149,789	639,914	155,973	639,914
Weighted-average exercise price	$24.87	$17.01	$24.59	$17.01
Weighted-average shares of non-vested restricted stock	N/A	10,842	N/A	5,481
Weighted-average expense per share	N/A	$16.02	N/A	$16.02
Weighted-average number of shares issuable upon conversion of debt	10,613,370	10,613,371	13,416,690	10,195,039
Weighted-average conversion price	$14.84	$14.85	$16.20	$15.70

(d)	Comprehensive Income:

Other comprehensive income is a component of stockholders' equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. The Company's comprehensive income was $28,114 and $42,964 for the three and six months ended June 30, 2011, respectively. The Company's comprehensive income was $21,818 and $41,463 for the three and six months ended June 30, 2010, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(e)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company's debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector's stock price.  The range of estimated fair market values of the Company's embedded derivatives was between $130,061 and $135,280.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $132,622 as of June 30, 2011. At December 31, 2010, the range of estimated fair market values of the Company's embedded derivatives was between $138,701 and $144,391.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $141,492 as of December 31, 2010.  The estimated fair market value of the Company's embedded derivatives could change significantly based on future market conditions. (See Note 4.)

(f)	New Accounting Pronouncements:

In January 2010, the FASB issued authoritative guidance intended to improve disclosure about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances, and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosure about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this guidance did not impact the Company's condensed consolidated financial statements.

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In April 2011, the FASB issued authoritative guidance to clarify when a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that two conditions exist: (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The guidance became effective for interim and annual reporting periods beginning after June 15, 2011 and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance did not impact the Company's condensed consolidated financial statements.

In June 2011, the FASB issued authoritative guidance that will be included in ASC Topic 220, “Comprehensive Income”. This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company is currently evaluating which method it will utilize to present items of net income and other comprehensive income. This

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

presentation guidance is effective for the Company on January 1, 2012.

2.    INVENTORIES

Inventories consist of:

	June 30, 2011	December 31, 2010
Leaf tobacco	$63,707	$54,479
Other raw materials	4,484	4,073
Work-in-process	403	2,067
Finished goods	74,009	67,773
Inventories at current cost	142,603	128,392
LIFO adjustments	(24,708)	(21,313)
	$117,895	$107,079

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At June 30, 2011, Liggett had leaf tobacco purchase commitments of approximately $38,567.

All of the Company's inventories at June 30, 2011 and December 31, 2010 have been reported under the LIFO method.

3.    LONG-TERM INVESTMENTS

Long-term investments accounted for at cost:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$6,526	$14,136	$45,134	$70,966
Real estate partnership	899	1,268	899	1,136
Investments accounted for at cost	$7,425	$15,404	$46,033	$72,102

The Company received distributions of $53,333 and $62,219 for the three and six months ended June 30, 2011, primarily from the liquidation of two long-term investments. The Company recognized a gain of $19,475 and $23,611 for the three months and six months ended June 30, 2011. The Company received an additional distribution of $2,775 in July 2011.

Long-term investment partnerships accounted for under the equity method:

In April 2011, the Company invested $10,000 in an investment partnership with an underlying investment in a hedge fund. The Company accounts for the investment under the equity method.

The Company had an equity loss of $154 for the three months ended June 30, 2011 and equity income of $609 for the six months ended June 30, 2011, related to the limited partnerships accounted for under the equity method. The Company owned only one limited partnership accounted for under the equity method in 2010. The Company recorded equity income of $2,770 and $2,770 related to the limited partnership for the three and six months ended June 30, 2010.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The carrying value of the investments was approximately $20,114 as of June 30, 2011 which approximated the investments' fair value.

4.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	June 30, 2011	December 31, 2010
Vector:
11% Senior Secured Notes due 2015, net of unamortized discount of $667 and $730	$414,333	$414,270
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $37,265 and $38,353*	12,735	11,647
6.75% Variable Interest Senior Convertible Exchange Notes 2014, net of unamortized discount of $61,323 and $64,713*	46,207	42,817
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $82,759 and $83,060*	16,241	26,940
Liggett:
Revolving credit facility	13	35,710
Term loan under credit facility	5,956	6,222
Equipment loans	17,406	19,030
Other	676	761
Total notes payable, long-term debt and other obligations	513,567	557,397
Less:
Current maturities	(26,578)	(51,345)
Amount due after one year	$486,989	$506,052
______________________
* The fair value of the derivatives embedded within the 6.75% Variable Interest Convertible Note ($18,349 at June 30, 2011 and $20,219 at December 31, 2010, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($34,780 at June 30, 2011 and $38,324 at December 31, 2010, respectively), and the 3.875% Variable Interest Senior Convertible Debentures ($79,493 at June 30, 2011 and $82,949 at December 31, 2010, respectively) is separately classified as a derivative liability in the condensed consolidated balance sheets.

Revolving Credit Facility - Liggett:

Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”) under which $13 was outstanding at June 30, 2011. Availability as determined under the facility was approximately $36,987 based on eligible collateral at June 30, 2011.

11% Senior Secured Notes due 2015 - Vector:

The Company has outstanding $415,000 principal amount of its 11% Senior Secured Notes due 2015 (the “Senior Secured Notes”). The Senior Secured Notes were sold in August 2007 ($165,000), September 2009 ($85,000), April 2010 ($75,000) and December 2010 ($90,000) in private offerings to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933.

In May 2011, the Company completed an exchange offer to exchange the Senior Secured Notes issued in December 2010 for an equal amount of newly issued 11% Senior Secured Notes due 2015. The new Secured Notes have substantially the same terms as the original notes, except that the new Secured Notes have been registered under the Securities Act.

3.875% Variable Interest Senior Convertible Notes due 2026 - Vector:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company was required to mandatorily redeem 10% of the total aggregate principal amount outstanding, or $11,000, of the Company's 3.875% Variable Interest Senior Convertible Debentures due 2026 on June 15, 2011.  Other than the holders of $7 principal amount of the Notes, who had 10% of their aggregate principal amount of Notes mandatorily redeemed, each  holder of the notes chose to convert its pro-rata portion of the $11,000 of principal into Vector's common stock.  The Company recorded a loss of $1,217 for the three and six months ended June 30, 2011, on the conversion of the $11,000 of notes into 652,386 shares of common stock. The debt conversion resulted in a non-cash financing transaction of $10,993. The holders have the option to put all of the remaining senior convertible notes on June 15, 2012.  Accordingly, the Company reclassified the remaining Notes and related fair value of derivatives embedded within convertible debt to current liabilities.

Non-cash Interest Expense - Vector:

Components of non-cash interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Amortization of debt discount	$2,560	$1,810	$4,842	$3,448
Amortization of deferred finance costs	1,464	1,140	2,881	2,142
Loss on 3.875% Variable Interest Senior Convertible Debentures mandatorily redeemed	1,217	—	1,217	—
	$5,241	$2,950	$8,940	$5,590

Fair Value of Notes Payable and Long-term Debt:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable and long-term debt	$513,567	$777,226	$557,397	$827,247

5.    CONTINGENCIES

Tobacco-Related Litigation:

Overview

Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iii) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation are not quantifiable at this time. For the six months ended June 30, 2011 and 2010, Liggett incurred legal expenses and other litigation costs totaling approximately $3,718 and $17,626 (which included $14,361 for the Lukacs case

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

discussed below) , respectively.

Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related litigation are or can be significant.

Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. Liggett has secured approximately $4,083 in bonds as of June 30, 2011.

In June 2009, Florida amended its existing bond cap statute by adding a $200,000 bond cap that applies to all Engle progeny cases (defined below) in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. The legislation applies to judgments entered after the effective date of the legislation. The legislation was set to expire on December 31, 2012, but the sunset provision was recently repealed. Plaintiffs have challenged the constitutionality of the bond cap statute, but to date, the courts that have addressed the issue have upheld the constitutionality of the statute. Although the Company cannot predict the outcome of such challenges, it is possible that the Company's financial position, results of operations, or cash flows could be materially affected by an unfavorable outcome of such challenges.

The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in this Note 5: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any legal defense costs are expensed or incurred.

Although the Company and Liggett have generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain. Adverse verdicts have been rendered against Liggett in the past, in individual cases and Engle progeny cases, which have been affirmed on appeal. It is possible that the consolidated results of operations, cash flows or financial position of the Company could be materially adversely affected by an unfavorable outcome or settlement of certain pending litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be vigorously defended. However, Liggett may enter into settlement discussions in particular cases if it believes it is in its best interest to do so.

Individual Actions

As of June 30, 2011, there were 42 individual cases pending against Liggett and/or the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include Engle progeny cases (described below) or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of individual cases by state that are pending against Liggett or its affiliates as of June 30, 2011 (excluding Engle progeny cases in Florida and the consolidated cases in West Virginia):

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

State	Number of Cases
Florida	16
Maryland	9
New York	9
Louisiana	3
Missouri	2
West Virginia	2
Ohio	1

The plaintiffs' allegations of liability in cases in which individuals seek recovery for injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, breach of special duty, strict liability, fraud, concealment, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, property damage, invasion of privacy, mental anguish, emotional distress, disability, shock, indemnity and violations of deceptive trade practice laws, the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), state RICO statutes and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including treble/multiple damages, medical monitoring, disgorgement of profits and punitive damages. Although alleged damages often are not determinable from a complaint, and the law governing the pleading and calculation of damages varies from state to state and jurisdiction to jurisdiction, compensatory and punitive damages have been specifically pleaded in a number of cases, sometimes in amounts ranging into the hundreds of millions and even billions of dollars.

Defenses raised in individual cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statute of limitations, equitable defenses such as “unclean hands” and lack of benefit, failure to state a claim and federal preemption.

Liggett Only Cases. There are currently six cases pending where Liggett is the only tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases, discussed below.

In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages to plaintiff and an $816 judgment was entered by the court. That judgment was affirmed on appeal and was satisfied by Liggett in March 2011. In September 2010, the court awarded plaintiff legal fees of $996. Plaintiff is appealing the amount of the attorneys' fee award. Liggett previously accrued $2,000 for the Ferlanti case. In Katz v. R.J. Reynolds, an Engle progeny case, no trial date has been set. There has been no recent activity in Hausrath v. Philip Morris, a case pending in New York state court, where two individuals are suing. The other three individual actions, in which Liggett is the only tobacco company defendant, are dormant.

Engle Progeny Cases. In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court's July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court's reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” As of June 30, 2011, Liggett and the Company are defendants in 5,785 Engle progeny cases in both federal (2,764 cases) and state (3,021 cases) courts in Florida. Other cigarette manufacturers are also named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. These cases include approximately 8,000 plaintiffs. The number of state court Engle progeny cases may increase as multi-plaintiff cases continue to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties.

As of June 30, 2011, the following Engle progeny cases have resulted in judgments against Liggett:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Date	Case Name	County	Net Compensatory Damages	Punitive Damages	Status
June 2002	Lukacs v. R.J. Reynolds	Miami-Dade	$12,418	None	Affirmed on appeal. See “Lukacs Case” description below.
August 2009	Campbell v. R.J. Reynolds	Escambia	$156	None	Affirmed on appeal. Defendants filed a Motion with DCA for certification to FL Sup. Ct., which was denied by the court on May 13, 2011. Defendants appealed to the FL Sup. Ct.
March 2010	Douglas v. R.J. Reynolds	Hillsborough	$1,350	None	On appeal
April 2010	Clay v. R.J. Reynolds	Escambia	$349	$1,000	On appeal
April 2010	Putney v. R.J. Reynolds	Broward	$3,008	None	On appeal
April 2011	Tullo v. R.J. Reynolds	Palm Beach	$225	None	On appeal

Through June 30, 2011, there were 32 plaintiffs' verdicts in Engle progeny cases, including the six referenced above, and 15 defense verdicts, excluding several cases which were either dismissed by the court on summary judgment or where a mistrial was declared. For further information on the Engle case and on Engle progeny cases, see “Class Actions -- Engle Case,” below.

Lukacs Case. In June 2002, the jury in a Florida state court action entitled Lukacs v. R.J. Reynolds Tobacco Co., awarded $37,500 in compensatory damages, jointly and severally, in a case involving Liggett and two other cigarette manufacturers, which amount was subsequently reduced by the court. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first case to be tried as an individual Engle progeny case, but was tried almost five years prior to the Florida Supreme Court's final decision in Engle. In November 2008, the court entered final judgment in the amount of $24,835, plus interest from June 2002. In March 2010, the Third District Court of Appeal affirmed the decision, per curiam. In June 2010, Liggett satisfied its share of the judgment, including attorneys' fees and accrued interest, for $14,361.

Class Actions

As of June 30, 2011, there were six actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.
Plaintiffs' allegations of liability in class action cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, nuisance, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violation of deceptive trade practice laws and consumer protection statutes and claims under the federal and state anti-racketeering statutes. Plaintiffs in the class actions seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and equitable relief.

Defenses raised in these cases include, among others, lack of proximate cause, individual issues predominate, assumption of the risk, comparative fault and/or contributory negligence, statute of limitations and federal preemption.

Engle Case. In May 1994, Engle was filed against Liggett and others in Miami-Dade County, Florida. The class consisted of all Florida residents who, by November 21, 1996, “have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarette smoking.” In July 1999, after the conclusion of Phase I of the trial, the jury returned a verdict against Liggett and other cigarette manufacturers on certain issues determined by the trial court to be “common” to the causes of action of the plaintiff class. The jury made several findings adverse to the defendants including that defendants' conduct “rose to a level that would permit a potential award or entitlement to punitive damages.” Phase II of the trial was a causation and damages trial for three of the class plaintiffs and a punitive damages trial on a class-wide basis before the same jury that returned the verdict in Phase I. In April 2000, the jury awarded compensatory damages of $12,704 to the three class plaintiffs, to be reduced in proportion to the respective plaintiff's fault. In July 2000, the jury awarded approximately $145,000,000 in punitive damages, including $790,000 against Liggett.

In May 2003, Florida's Third District Court of Appeal reversed the trial court and remanded the case with

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

instructions to decertify the class. The judgment in favor of one of the three class plaintiffs, in the amount of $5,831, was overturned as time barred and the court found that Liggett was not liable to the other two class plaintiffs.

In July 2006, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the class should be decertified prospectively, but determined that the following Phase I findings are entitled to res judicata effect in Engle progeny cases: (i) that smoking causes lung cancer, among other diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) that defendants concealed material information knowing that the information was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vi) that defendants sold or supplied cigarettes that were defective; and (vii) that defendants were negligent. The Florida Supreme Court decision also allowed former class members to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damage issues, provided they filed their individual lawsuits by January 2008. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. In October 2007, the United States Supreme Court denied defendants' petition for writ of certiorari. As a result of the Engle decision, approximately 8,000 plaintiffs have claims pending against the Company and Liggett and other cigarette manufacturers.

Three federal district courts (in the Merlob, Brown and Burr cases) ruled that the findings in Phase I of the Engle proceedings could not be used to satisfy elements of plaintiffs' claims, and two of those rulings (Brown and Burr) were certified by the trial court for interlocutory review. The certification was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated (in February 2009, the appeal in Burr was dismissed for lack of prosecution). In July 2010, the Eleventh Circuit ruled that plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. Rather, plaintiffs may only use the findings to establish specific facts that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made. All federal cases were stayed pending review by the Eleventh Circuit. On December 22, 2010, stays were lifted in 12 cases selected by plaintiffs, two of which were subsequently re-stayed. Liggett is a defendant in two of the ten cases.

In December 2010, in the Martin case, a case against R.J. Reynolds, the Florida District Court of Appeals issued the first ruling by a Florida intermediate appellate court to address the Brown decision discussed above. The panel held that the trial court correctly construed the Florida Supreme Court's 2006 decision in Engle in instructing the jury on the preclusive effect of the Phase I Engle proceedings, expressly disagreeing with certain aspects of the Brown decision. In July 2011, the Florida Supreme Court declined to review the District Court of Appeals' decision. This matter may be subject to review by the United States Supreme Court. This decision could lead to other adverse rulings by state appellate courts.

Other Class Actions. In Smith v. Philip Morris, a Kansas state court case filed in February 2000, plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs seek to recover an unspecified amount in actual and punitive damages. Class certification was granted in November 2001. Discovery is ongoing. In November 2010, defendants filed a motion for summary judgment. In addition to joining that summary judgment motion, Liggett filed its own summary judgment motion on June 1, 2011. Briefing is underway.

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

In June 1998, in Cleary v. Philip Morris, a putative class action was brought in Illinois state court on behalf of persons who were allegedly injured by: (i) defendants' purported conspiracy to conceal material facts regarding the addictive nature of nicotine; (ii) defendants' alleged acts of targeting their advertising and marketing to minors; and (iii) defendants' claimed breach of the public's right to defendants' compliance with laws prohibiting the distribution of cigarettes to minors. Plaintiffs sought disgorgement of all profits unjustly received through defendants' sale of cigarettes to plaintiffs and the class. In March 2009, plaintiffs filed a third amended complaint adding, among other things, allegations regarding defendants' sale of “lights” cigarettes. The case was then removed to federal court on the basis of this new claim. In November 2009, plaintiffs filed a revised motion for class certification as to the three proposed classes, which motion was denied by the court. In February 2010, the court granted summary judgment in favor of defendants as to all claims, other than a “lights” claim involving another cigarette manufacturer. The court granted leave to the plaintiffs to reinstate the motion as to the addiction claims. Plaintiffs filed a Fourth Amended Complaint in an attempt to resurrect their addiction claims. In June 2010, the court granted defendants' motion to dismiss the Fourth Amended Complaint and in July 2010, the court denied plaintiffs' motion for reconsideration. In August 2010, plaintiffs appealed to the United States Court of Appeals for the Seventh Circuit. Oral argument occurred on April 7, 2011. A decision is pending.

In April 2001, in Brown v. Philip Morris USA, a California state court granted in part plaintiffs' motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants' cigarettes “during the applicable time period” and who were exposed to defendants' marketing and advertising activities in California. In March 2005, the court granted defendants' motion to decertify the class based on a recent change in California law. In June 2009, the California Supreme Court reversed and remanded the case to the trial court for further proceedings regarding whether the class representatives have, or can, demonstrate standing. In August 2009, the California Supreme Court denied defendants' rehearing petition and issued its mandate. In September 2009, plaintiffs sought reconsideration of the court's September 2004 order finding that plaintiffs' allegations regarding “lights” cigarettes are preempted by federal law, in light of the United States Supreme Court decision in Good. In March 2010, the trial court granted reconsideration of its September 2004 order granting partial summary judgment to defendants with respect to plaintiffs' “lights” claims on the basis of judicial decisions issued since its order was issued, including Good, thereby reinstating plaintiffs' “lights” claims. Since the trial court's prior ruling decertifying the class was reversed on appeal by the California Supreme Court, the parties and the court are treating all claims currently being asserted by the plaintiffs as certified, subject, however, to defendants' challenge to the class representatives standing to assert their claims. In December 2010, defendants filed a motion for a determination that the class representatives, as set forth in plaintiffs' tenth amended complaint, lack standing to pursue the claims, which was granted by the court. Plaintiffs moved to file an amended complaint adding new class representatives. On June 21, 2011, the motion was granted by the court and on July 1, 2011, plaintiffs filed their eleventh amended complaint.

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

In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers. Adverse decisions in these cases could have a material adverse affect on Liggett's sales volume, operating income and cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Health Care Cost Recovery Actions

As of June 30, 2011, there were two Health Care Cost Recovery Actions pending against Liggett, both of which are inactive. Other cigarette manufacturers are also named in these cases. The claims asserted in health care cost recovery actions vary. Although, typically, no specific damage amounts are pled, it is possible that requested damages might be in the billions of dollars. In these cases, plaintiffs typically assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Relief sought by some, but not all, plaintiffs include punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees.

Other claims asserted include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

Department of Justice Lawsuit. In September 1999, the United States government commenced litigation against Liggett and other cigarette manufacturers in the United States District Court for the District of Columbia. The action sought to recover an unspecified amount of health care costs paid and to be paid by the federal government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in alleged fraud and other allegedly unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. Claims were asserted under RICO.

In August 2006, the trial court entered a Final Judgment against each of the cigarette manufacturing defendants, except Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court's decision. In February 2010, the government and all defendants, other than Liggett, filed petitions for writ of certiorari to the United States Supreme Court. In June 2010, the United States Supreme Court, without comment, denied review. As a result, the cigarette manufacturing defendants, other than Liggett, are now subject to the trial court's Final Judgment which ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights,” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “light” cigarettes, defendants' manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure of defendants' public document websites and the production of all documents produced to the government or produced in any future court or administrative action concerning smoking and health; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedules as defendants now follow in disclosing such data to the Federal Trade Commission for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette business within the United States; and (ix) payment of the government's costs in bringing the action.

It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise results in restrictions that adversely affect the industry, Liggett's sales volume, operating income and cash flows could be materially adversely affected.

In City of St. Louis v. American Tobacco Company, a case pending in Missouri state court since December 1998, the City of St. Louis and approximately 38 hospitals and former hospitals seek recovery of costs expended by the hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

of cigarettes. Trial commenced in January 2011 and on April 29, 2011, the jury returned a defense verdict on all claims. No appeal was taken and therefore, the matter is concluded.

In June 2005, the Jerusalem District Court in Israel added Liggett as a defendant in an action commenced in 1998 by the largest private insurer in that country, General Health Services, against the major United States cigarette manufacturers. The plaintiff seeks to recover the past and future value of the total expenditures for health care services provided to residents of Israel resulting from tobacco related diseases, court ordered interest for past expenditures from the date of filing the statement of claim, increased and/or punitive and/or exemplary damages and costs. The court ruled that, although Liggett had not sold product in Israel since at least 1978, it might still have liability for cigarettes sold prior to that time. On July 13, 2011, the Israeli Supreme Court rejected the plaintiff's claims.

In Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. There has been no activity in this case.

Upcoming Trials

As of June 30, 2011, there were 52 Engle progeny cases scheduled for trial through June 30, 2012. The Company and/or Liggett and other cigarette manufacturers are currently named as defendants in each of these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. Trial dates are subject to change.

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

Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. According to data from Management Science Associates, Inc., Liggett and Vector Tobacco's domestic shipments accounted for approximately 3.5%, of the total cigarettes sold in the United States in 2010. If Liggett's or Vector Tobacco's market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 31, 2010, Liggett and Vector Tobacco paid $96,500 of the approximately $144,200 of 2010 MSA payment obligations determined by the independent auditor. On April 15, 2011, Liggett and Vector Tobacco paid an additional approximately $26,700. Liggett and Vector Tobacco disputed the balance of approximately $21,000.

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

For 2003 - 2010, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco withheld payment associated with these NPM Adjustment amounts. For 2003, Liggett and Vector Tobacco paid the NPM adjustment amount of $9,345 to the Settling States although both companies continue to dispute that this amount is owed. The total amount withheld (or paid into a disputed payment account) by Liggett and Vector Tobacco for 2004 - 2010 was $46,938. At June 30, 2011, included in “Other assets” on the Company's condensed consolidated balance sheet was a noncurrent receivable of $6,542 relating to the $9,345 payment.

The following amounts have not been expensed by the Company as they relate to Liggett and Vector Tobacco's NPM Adjustment claims: $6,542 for 2003, $3,789 for 2004 and $800 for 2005. Liggett and Vector Tobacco have expensed all disputed amounts related to the NPM Adjustment since 2005.

Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation was filed in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. All but one of the 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

arbitrable. All 47 of those decisions are final. One court, the Montana Supreme Court, ruled that Montana's claim of diligent enforcement must be litigated. The United States Supreme Court denied certiorari with respect to that opinion. In response to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. In June 2010, the three person arbitration panel was selected and procedural hearings, discovery and briefing on legal issues of general application commenced. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any potential 2003 NPM adjustment. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.

Gross v. Net Calculations. In October 2004, the independent auditor notified Liggett and all other Participating Manufacturers that their payment obligations under the MSA, dating from the agreement's execution in late 1998, had been recalculated using “net” unit amounts, rather than “gross” unit amounts (which had been used since 1999).

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

•
the MSA provides for four-year time limitation periods for revisiting calculations and determinations, which precludes recalculating Liggett's 1997 Market Share (and thus, Liggett's market share exemption); and

•	Liggett and others have relied upon the calculations based on “gross” unit amounts since 1998.

The change in the method of calculation could result in Liggett owing, at a minimum, approximately $10,500, plus interest, of additional MSA payments for prior years, because the proposed change from “gross” to “net” units would serve to lower Liggett's market share exemption under the MSA. The Company estimates that Liggett's future MSA payments would be at least approximately $2,300 higher if the method of calculation is changed. No amounts have been expensed or accrued in the accompanying condensed consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute. There can be no assurance that Liggett will not be required to make additional payments, which payments could adversely affect the Company's consolidated financial position, results of operations or cash flows.

Litigation Challenging the MSA. In Grand River Enterprises Six Nations, Ltd. v. King, litigation pending in federal court in New York, plaintiffs sought to enjoin the statutes enacted by New York and other states in connection with the MSA on the grounds that the statutes violate the Commerce Clause of the United States Constitution and federal antitrust laws. In September 2005, the United States Court of Appeals for the Second Circuit held that if all of the allegations of the complaint were assumed to be true, plaintiffs had stated a claim for relief and that the New York federal court had jurisdiction over the other defendant states. On remand, the trial court held that plaintiffs are unlikely to succeed on the merits. After discovery, in November 2009, the parties cross-moved for summary judgment. In March 2011, the United States District Court for the Southern District of New York granted defendants' motion for summary judgment. Plaintiff appealed the decision.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Other State Settlements. The MSA replaces Liggett's prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. Except as described below, Liggett's agreements with these states remain in full force and effect. These states' settlement agreements with Liggett contained most favored nation provisions which could reduce Liggett's payment obligations based on subsequent settlements or resolutions by those states with certain other tobacco companies. Beginning in 1999, Liggett determined that, based on each of these four states' settlements with United States Tobacco Company, Liggett's payment obligations to those states had been eliminated. With respect to all non-economic obligations under the previous settlements, Liggett believes it is entitled to the most favorable provisions as between the MSA and each state's respective settlement with the other major tobacco companies. Therefore, Liggett's non-economic obligations to all states and territories are now defined by the MSA.

In 2003, as a result of a dispute with Minnesota regarding the settlement agreement described above, Liggett agreed to pay $100 a year, in any year cigarettes manufactured by Liggett are sold in that state. In 2003 and 2004, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make certain required payments under the respective settlement agreements with these states. In December 2010, Liggett settled with Florida and agreed to pay $1,200 and to make further annual payments of $250 for a period of 21 years, starting in March 2011. The payments in years 12 - 21 will be subject to an inflation adjustment. These payments are in lieu of any other payments allegedly due to Florida under the original settlement agreement. The Company accrued approximately $3,200 for this matter in 2010. There can be no assurance that Liggett will be able to resolve the matters with Texas and Mississippi or that Liggett will not be required to make additional payments which could adversely affect the Company's consolidated financial position, results of operations or cash flows.

Cautionary Statement. Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. For example, the jury in the Lukacs case, an Engle progeny case tried in 2002, awarded $24,835 in compensatory damages plus interest against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict was affirmed on appeal and Liggett paid $14,361 in June 2010. Through June 30, 2011, Liggett has been found liable in five other Engle progeny cases. These adverse verdicts have been appealed. As a result of the Engle decision, over 5,785 lawsuits are pending against the Company and Liggett. Other cigarette manufacturers are also currently named as defendants in these cases. Liggett has also had verdicts entered against it in other individual cases, which verdicts were affirmed on appeal and, thereafter, satisfied by Liggett. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may attempt to settle particular cases if it believes it is in its best interest to do so.

Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation, or could lead to multiple adverse decisions in the Engle progeny cases. Management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its condensed consolidated financial statements for unfavorable outcomes. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry seek money damages in an amount to be determined by a jury, plus punitive damages, costs and legal fees.

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

Other Matters:

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2014. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands' obligation under the agreement was immaterial at June 30, 2011.

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

6.    INCOME TAXES

The Company's provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations. The annual effective income tax rate is reviewed and, if necessary, adjusted on a quarterly basis.

The Company's income tax expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income before provision for income taxes	$48,846	$30,602	$80,868	$49,462
Income tax expense using estimated annual effective income tax rate	18,561	11,751	30,730	18,959
Impact of discrete item, net	464	—	464	—
Changes in effective tax rates	(480)	(214)	—	—
Reduction of valuation allowance	—	—	—	(500)
Reversal of unrecognized tax benefits	—	(158)	—	(158)
Income tax expense	$18,545	$11,379	$31,194	$18,301

The discrete item for the three and six months ended June 30, 2011 related to the Company's nondeductible loss on extinguishment of debt. The Company recorded a benefit of $0 and $500 for the three and six months ended June 30, 2010 resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The valuation allowance was reduced for the recognition of state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.

7.    NEW VALLEY LLC

The components of “Investments in non-consolidated real estate businesses” were as follows:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2011	December 31, 2010
Douglas Elliman Realty LLC	$51,422	$46,421
New Valley Oaktree Chelsea Eleven LLC	11,344	10,958
Fifty Third-Five Building LLC	18,000	18,000
Sesto Holdings S.r.l.	5,037	5,037
Toy Center	5,000	—
Lofts 21 LLC	900	—
Investments in non-consolidated real estate businesses	$91,703	$80,416

Residential Brokerage Business. New Valley recorded income of $5,397 and $7,207 for the three months ended June 30, 2011 and 2010, respectively, and income of $8,801 and $11,778 for the six months ended June 30, 2011 and 2010, respectively, associated with Douglas Elliman Realty, LLC. New Valley received cash distributions from Douglas Elliman Realty, LLC of $2,725 and $3,224 for the three months ended June 30, 2011 and 2010, respectively and $3,800 and $5,185 for the six months ended June 30, 2011 and 2010, respectively. The summarized financial information of Douglas Elliman Realty, LLC is as follows:

	June 30, 2011	December 31, 2010
Cash	$53,423	$45,032
Other current assets	6,804	5,989
Property, plant and equipment, net	14,884	15,556
Trademarks	21,663	21,663
Goodwill	38,463	38,424
Other intangible assets, net	1,209	1,337
Other non-current assets	3,132	3,416
Notes payable - current	611	1,067
Other current liabilities	19,865	21,765
Notes payable - long term	800	1,129
Other long-term liabilities	10,501	10,500
Members' equity	107,801	96,956

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$96,353	$98,518	$174,397	$175,179
Costs and expenses	85,613	83,653	157,114	150,828
Depreciation expense	878	865	1,814	1,765
Amortization expense	63	88	126	165
Other income	410	441	1,387	838
Interest expense, net	42	167	83	445
Income tax expense	305	435	504	706
Net income	$9,862	$13,751	$16,143	$22,108

Aberdeen Townhomes LLC. In February 2011 and June 2011, Aberdeen sold its two remaining townhomes for $11,635 and $7,994, respectively, and recorded gain on sale of townhomes of $577 and $3,712 for the three and six months ended June 30, 2011.

New Valley Oaktree Chelsea Eleven, LLC. Chelsea sold four and ten units during the three and six months

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

ended June 30, 2011. As of the financial statement issue date, sales of 47 of the 54 luxury residential units have closed.

As of June 30, 2011, Chelsea Eleven LLC had approximately $36,576 of total assets and $7,785 of total liabilities, excluding amounts owed to New Valley Oaktree Chelsea Eleven LLC.

The Company received net distributions of $220 and $1,613 from New Valley Oaktree Chelsea Eleven LLC for the three and six months ended June 30, 2011. The Company contributed $317 and $923 to New Valley Oaktree Chelsea Eleven LLC for the three and six months ended June 30, 2010. New Valley recorded equity income of $500 and $2,000 for the three and six months ended June 30, 2011, related to New Valley Chelsea. New Valley recorded no equity income for the three and six months ended June 30, 2010, related to New Valley Chelsea. The Company's maximum exposure to loss on our investment in New Valley Chelsea Eleven LLC is $11,344 at June 30, 2011.

Fifty Third-Five Building LLC.  In 2010, New Valley, through its NV 955 LLC subsidiary, contributed $18,000 to a joint venture, Fifty Third-Five Building LLC (“JV”), of which it owns 50%.  In 2010, the JV acquired a defaulted real estate loan, collateralized by real estate located in New York City for approximately $35,500.  The previous lender had commenced proceedings seeking to foreclose its mortgage. Upon acquisition of the loan, the JV succeeded to the rights of the previous lender in the litigation.  On April 27, 2011, the court granted the JV's motion for summary judgment, dismissing certain substantive defenses raised by the borrower and the other named parties. The borrower has challenged the validity of the assignment from the previous lender to the JV and the litigation is ongoing.

Lofts 21 LLC.  In February 2011, New Valley LLC invested $900 for an approximate 12% interest in Lofts 21 LLC.  Lofts 21 LLC acquired an existing property in Manhattan, NY, which is scheduled to be developed into condominiums.  New Valley LLC will account for Lofts 21 LLC under the equity method of accounting. Lofts 21 LLC is a variable interest entity; however, New Valley LLC is not the primary beneficiary. New Valley LLC's maximum exposure to loss as a result of this investment is $900.

Toy Center LLC.  In June 2011, New Valley LLC invested $5,000 in the form of a non-refundable deposit for an approximate 50% interest in Toy Center LLC. Toy Center LLC is in process of acquiring an existing property in Manhattan, NY, which is scheduled to be developed into luxury residential condominiums with new retail space on the ground floor.  The purchase agreement calls for a closing by September 27, 2011. Once the agreements are finalized, the Company will evaluate the accounting treatment for Toy Center LLC.

St. Regis Hotel, Washington, D.C. In June 2011, the Company received $300 in distributions related to its former interest in the St. Regis Hotel. The Company recorded income of $300 for the three and six months ended June 30, 2011, respectively, related to its interest in the St. Regis Hotel. The Company does not anticipate receiving any additional payments related to the sale of the tax credits related to its former interest in St. Regis Hotel.

Investment in Escena:

The components of the Company's investment in Escena are as follows:

	June 30, 2011	December 31, 2010
Land and land improvements	$11,112	$11,112
Building and building improvements	1,462	1,471
Other	1,192	1,144
	13,766	13,727
Less accumulated depreciation	(533)	(373)
	$13,233	$13,354

The Company recorded an operating loss of approximately $184 and $164 for the three months ended June 30,

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

2011 and 2010, respectively. The Company recorded operating income of $283 and for the six months ended June 30, 2011 and an operating loss of approximately $118 for the six months ended June 30, 2010, from Escena.

8.    INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of June 30, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$278,626	$278,626	$—	$—
Certificates of deposit	1,992	—	1,992	—
Bonds	4,324	4,324	—	—
Investment securities available for sale	64,340	60,683	3,657	—
Total	$349,282	$343,633	$5,649	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$132,622	$—	$—	$132,622

	Fair Value Measurements as of December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$267,333	$267,333	$—	$—
Certificates of deposit	2,773	—	2,773	—
Bonds	5,300	5,300	—	—
Investment securities available for sale	78,754	74,640	4,114	—
Total	354,160	347,273	6,887	—

Liabilities:
Fair value of derivatives embedded within convertible debt	$141,492	$—	$—	$141,492

The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The Level 2 investment securities available for sale were not registered and do not have direct market quotes.

The fair value of derivatives embedded within convertible debt were derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt are presented on the Condensed

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Consolidated Statements of Operations. The fair value of derivatives embedded within convertible debt was $132,622 and $141,941 as of June 30, 2011 and 2010, respectively. The income of $8,862 and $11,075 from the embedded derivatives in the six months ended June 30, 2011 and 2010, respectively, were primarily the result of declining spreads between corporate convertible debt and risk free investments offset by interest payments during the period.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of June 30, 2011 and 2010, respectively.

9.    SEGMENT INFORMATION

The Company's significant business segments for the three and six months ended June 30, 2011 and 2010 were Tobacco and Real Estate.  The Tobacco segment consists of the manufacture and sale of cigarettes and the research related to reduced risk products.  The Real Estate segment includes the Company's investments in consolidated and non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company's operations before taxes for the three and six months ended June 30, 2011 and 2010 follows:

			Real	Corporate
	Tobacco		Estate	and Other	Total
Three months ended June 30, 2011
Revenues	$291,180		$—	$—	$291,180
Operating income (loss)	42,214		(487)	(3,760)	37,967
Equity income from non-consolidated real estate businesses	—		6,197	—	6,197
Depreciation and amortization	2,386		80	191	2,657

Three months ended June 30, 2010
Revenues	$268,460		$—	$—	$268,460
Operating income (loss)	26,027	(1)	(164)	(4,786)	21,077
Equity income from non-consolidated real estate businesses	—		7,207	—	7,207
Depreciation and amortization	2,119		76	580	2,775

Six months ended June 30, 2011
Revenues	$551,558		$—	$—	$551,558
Operating income (loss)	78,639		(330)	(8,866)	69,443
Equity income from non-consolidated real estate businesses	—		11,101	—	11,101
Depreciation and amortization	4,384		160	774	5,318
Capital expenditures	4,813		48	11	4,872

Six months ended June 30, 2010
Revenues	$490,547		$—	$—	$490,547
Operating income (loss)	60,959	(1)	118	(8,982)	52,095
Equity income from non-consolidated real estate businesses	—		11,778	—	11,778
Depreciation and amortization	4,192		144	1,159	5,495
Capital expenditures	8,639		560	45	9,244
______________________________
(1)Operating income includes litigation judgment expense of $14,361.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to Securities and Exchange Commission Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered”. Each of the subsidiary guarantors are 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. The Company's investments in its consolidated subsidiaries are presented under the equity method of accounting.

Certain revisions have been made to the Company's Condensed Consolidating financial information as of December 31, 2010 to conform to the 2011 presentation. The revisions increased parent "Investment in consolidated subsidiaries" by $24,371 and decreased parent "Investment securities available for sale" by $29,753, "Other current assets" by $923 and the current liability, "Deferred Income taxes," by $6,305. The revisions increased subsidiary guarantors' "Stockholders equity (deficiency)" by $24,371, "Investment securities available for sale" by $29,753, "Other current assets" by $923 and the current liability, "Deferred Income taxes," by $6,305. The Company's consolidated financial information as of December 31, 2010 has not changed. The Company does not believe these revisions are material to the consolidating financial information as of December 31, 2010 or any prior periods' consolidating financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		June 30, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$301,645	$17,525	$819	$—	$319,989
Investment securities available for sale	52,097	12,243	—	—	64,340
Accounts receivable - trade	—	20,717	5	—	20,722
Intercompany receivables	441	—	—	(441)	—
Inventories	—	117,894	1	—	117,895
Deferred income taxes	33,494	3,240	—	—	36,734
Income taxes receivable	49,808	—	—	(49,808)	—
Restricted assets	—	1,482	1	—	1,483
Other current assets	191	3,323	139	—	3,653
Total current assets	437,676	176,424	965	(50,249)	564,816
Property, plant and equipment, net	563	54,505	—	—	55,068
Investment in Escena, net	—	—	13,233	—	13,233
Long-term investments accounted for at cost	6,527	—	898	—	7,425
Long-term investments accounted for under the equity method	20,114	—	—	—	20,114
Investments in non- consolidated real estate businesses	—	—	91,703	—	91,703
Investment in townhomes	—	—	—	—	—
Investments in consolidated subsidiaries	278,972	—	—	(278,972)	—
Restricted assets	1,892	5,855	—	—	7,747
Deferred income taxes	17,397	102,330	9,563	(100,670)	28,620
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	14,710	—	—	14,710
Other assets	15,261	14,951	—	—	30,212
Total assets	$778,402	$476,286	$116,362	$(429,891)	$941,159
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$16,241	$10,205	$132	$—	$26,578
Fair value of derivatives embedded within convertible debt	79,493	—	—	—	79,493
Current portion of employee benefits	—	1,014	—	—	1,014
Accounts payable	419	10,428	240	—	11,087
Intercompany payables	—	441	—	(441)	—
Accrued promotional expenses	—	15,064	—	—	15,064
Income taxes payable, net	—	7,820	45,294	(49,808)	3,306
Accrued excise and payroll taxes payable, net	—	23,050	—	—	23,050
Settlement accruals	—	77,742	—	—	77,742
Deferred income taxes	31,408	1,107	—	—	32,515
Accrued interest	20,758	—	—	—	20,758
Other current liabilities	4,765	11,342	489	—	16,596
Total current liabilities	153,084	158,213	46,155	(50,249)	307,203
Notes payable, long-term debt and other obligations, less current portion	473,276	13,425	288	—	486,989
Fair value of derivatives embedded within convertible debt	53,129	—	—	—	53,129
Non-current employee benefits	21,780	17,576	—	—	39,356
Deferred income taxes	126,533	28,531	635	(100,670)	55,029
Other liabilities	669	48,052	801	—	49,522
Total liabilities	828,471	265,797	47,879	(150,919)	991,228
Commitments and contingencies
Stockholders' deficiency	(50,069)	210,489	68,483	(278,972)	(50,069)
Total liabilities and stockholders' deficiency	$778,402	$476,286	$116,362	$(429,891)	$941,159

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$283,409	$16,214	$202	$—	$299,825
Investment securities available for sale	49,001	29,753	—	—	78,754
Accounts receivable - trade	—	1,846	3	—	1,849
Intercompany receivables	62	—	—	(62)	—
Inventories	—	107,079	—	—	107,079
Deferred income taxes	27,470	4,316	—	—	31,786
Income taxes receivable	51,260	—	—	(51,260)	—
Restricted assets	—	2,310	351	—	2,661
Other current assets	406	4,258	145	—	4,809
Total current assets	411,608	165,776	701	(51,322)	526,763
Property, plant and equipment, net	609	54,803	—	—	55,412
Investment in Escena, net	—	—	13,354	—	13,354
Long-term investments accounted for at cost	45,134	—	899	—	46,033
Long-term investments accounted for under the equity method	10,954	—	—	—	10,954
Investments in non- consolidated real estate businesses	—	—	80,416	—	80,416
Investment in townhomes	—	—	16,275	—	16,275
Investments in consolidated subsidiaries	283,965	—	—	(283,965)	—
Restricted assets	2,673	6,021	—	—	8,694
Deferred income taxes	22,742	106,321	12,011	(103,246)	37,828
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	13,935	—	—	13,935
Other assets	17,710	14,710	—	—	32,420
Total assets	$795,395	$469,077	$123,656	$(438,533)	$949,595
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$11,000	$40,222	$123	$—	$51,345
Fair value of derivatives embedded within convertible debt	480	—	—	—	480
Current portion of employee benefits	—	1,014	—	—	1,014
Accounts payable	1,098	6,405	1,524	—	9,027
Intercompany payables	—	62	—	(62)	—
Accrued promotional expenses	—	14,327	—	—	14,327
Income taxes payable, net	—	20,719	42,158	(51,260)	11,617
Accrued excise and payroll taxes payable, net	—	18,523	—	—	18,523
Settlement accruals	—	48,071	—	—	48,071
Deferred income taxes	28,317	8,646	—	—	36,963
Accrued interest	20,824	—	—	—	20,824
Other current liabilities	6,530	7,670	481	—	14,681
Total current liabilities	68,249	165,659	44,286	(51,322)	226,872
Notes payable, long-term debt and other obligations, less current portion	484,675	21,020	357	—	506,052
Fair value of derivatives embedded within convertible debt	141,012	—	—	—	141,012
Non-current employee benefits	21,047	17,695	—	—	38,742
Deferred income taxes	126,508	28,118	435	(103,246)	51,815
Other liabilities	138	30,520	678	—	31,336
Total liabilities	841,629	263,012	45,756	(154,568)	995,829
Commitments and contingencies
Stockholders' deficiency	(46,234)	206,065	77,900	(283,965)	(46,234)
Total liabilities and stockholders' deficiency	$795,395	$469,077	$123,656	$(438,533)	$949,595

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended June 30, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$291,180	$—	$—	$291,180
Expenses:
Cost of goods sold	—	231,073	—	—	231,073
Operating, selling, administrative and general expenses	5,428	16,225	487	—	22,140
Management fee expense	—	2,209	—	(2,209)	—
Operating (loss) income	(5,428)	41,673	(487)	2,209	37,967
Other income (expenses):
Interest expense	(24,764)	(310)	(8)	—	(25,082)
Changes in fair value of derivatives embedded within convertible debt	9,437	—	—	—	9,437
Loss on extinquishment of debt	(1,217)	—	—	—	(1,217)
Equity income on non-consolidated real estate businesses	—	—	6,197	—	6,197
Gain on investment securities available for sale	—	1,506	—	—	1,506
Gain on liquidation of long-term investment	19,475	—	—	—	19,475
Gain on sale of townhome	—	—	577	—	577
Equity income in consolidated subsidiaries	31,676	—	—	(31,676)	—
Management fee income	2,209	—	—	(2,209)	—
Other, net	(26)	12	—	—	(14)
Income before provision for income taxes	31,362	42,881	6,279	(31,676)	48,846
Income tax expense	(1,061)	(14,974)	(2,510)	—	(18,545)
Net income	$30,301	$27,907	$3,769	$(31,676)	$30,301

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$551,558	$—	$—	$551,558
Expenses:
Cost of goods sold	—	436,250	—	—	436,250
Operating, selling, administrative and general expenses	11,758	33,777	330	—	45,865
Management fee expense	—	4,417	—	(4,417)	—
Operating (loss) income	(11,758)	77,114	(330)	4,417	69,443
Other income (expenses):
Interest expense	(49,250)	(743)	(17)	—	(50,010)
Changes in fair value of derivatives embedded within convertible debt	8,862	—	—	—	8,862
Loss on extinguishment of debt	(1,217)	—	—	—	(1,217)
Equity income on non-consolidated real estate businesses	—	—	11,101	—	11,101
Gain on investment securities available for sale	—	14,541	—	—	14,541
Gain on liquidation of long-term investment	23,611	—	—	—	23,611
Gain on sales of townhomes	—	—	3,712	—	3,712
Equity income in consolidated subsidiaries	67,155	—	—	(67,155)	—
Management fee income	4,417	—	—	(4,417)	—
Other, net	803	22	—	—	825
Income before provision for income taxes	42,623	90,934	14,466	(67,155)	80,868
Income tax benefit (expense)	7,051	(32,460)	(5,785)	—	(31,194)
Net income	$49,674	$58,474	$8,681	$(67,155)	$49,674

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$490,547	$—	$—	$490,547
Expenses:
Cost of goods sold	—	380,905	—	—	380,905
Operating, selling, administrative and general expenses	11,134	32,079	(27)	—	43,186
Litigation judgment expense	—	14,361			14,361
Management fee expense	—	4,261	—	(4,261)	—
Operating (loss) income	(11,134)	58,941	27	4,261	52,095
Other income (expenses):
Interest expense	(39,115)	(438)	(22)	—	(39,575)
Changes in fair value of derivatives embedded within convertible debt	11,075	—	—	—	11,075
Equity income on non-consolidated real estate businesses	—	—	11,778	—	11,778
Gain on investment securities available for sale	11,111	—	—	—	11,111
Equity income in consolidated subsidiaries	60,921	—	—	(60,921)	—
Management fee income	4,261	—	—	(4,261)	—
Other, net	2,962	16	—	—	2,978
Income before provision for income taxes	40,081	58,519	11,783	(60,921)	49,462
Income tax (expense) benefit	(8,920)	(4,597)	(4,784)	—	(18,301)
Net income	$31,161	$53,922	$6,999	$(60,921)	$31,161

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash (used in) provided by operating activities	$28,423	$76,133	$3,472	$(71,441)	$36,587
Cash flows from investing activities:
Sale of investment securities	—	19,703	—	—	19,703
Purchase of investment securities	—	(1,788)	—	—	(1,788)
Proceeds from sale or liquidation of long-term investments	62,219	—	—	—	62,219
Purchase of long-term investments	(10,000)	—	—	—	(10,000)
Investments in non-consolidated real estate businesses	—	—	(6,712)	—	(6,712)
Distributions from non-consolidated real estate businesses	—	—	2,425	—	2,425
Proceeds from sale of townhomes	—	—	19,629	—	19,629
Increase in cash surrender value of life insurance policies	(315)	(362)	—	—	(677)
Decrease in non-current restricted assets	781	994	—	—	1,775
Issuance of notes receivable	(161)	—	—	—	(161)
Investments in subsidiaries	(2,628)	—	—	2,628	—
Proceeds from sale of fixed assets	—	—	9	—	9
Capital expenditures	(11)	(4,813)	(48)	—	(4,872)
Net cash provided by investing activities	49,885	13,734	15,303	2,628	81,550
Cash flows from financing activities:
Proceeds from debt issuance	—	77	—	—	77
Repayments of debt	—	(2,221)	(60)	—	(2,281)
Borrowings under revolver	—	486,298	—	—	486,298
Repayments on revolver	—	(521,995)	—	—	(521,995)
Capital contributions received	—	2,588	40	(2,628)	—
Intercompany dividends paid	—	(53,303)	(18,138)	71,441	—
Dividends and distributions on common stock	(61,846)	—	—	—	(61,846)
Proceeds from exercise of Vector options	966	—	—	—	966
Tax benefit of options exercised	808	—	—	—	808
Net cash (used in) provided by financing activities	(60,072)	(88,556)	(18,158)	68,813	(97,973)
Net increase in cash and cash equivalents	18,236	1,311	617	—	20,164
Cash and cash equivalents, beginning of period	283,409	16,214	202	—	299,825
Cash and cash equivalents, end of period	$301,645	$17,525	$819	$—	$319,989

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$51,784	$107,284	$2,480	$(105,696)	$55,852
Cash flows from investing activities:
Sale of investment securities	15,433	—	—	—	15,433
Purchase of investment securities	(7,414)	—	—	—	(7,414)
Proceeds from sale of or liquidation of long-term investments	1,001	—	—	—	1,001
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in non-consolidated real estate businesses	—	—	(924)	—	(924)
Distributions from non-consolidated real estate businesses	—	—	3,539	—	3,539
Increase in cash surrender value of life insurance policies	(513)	(16)	—	—	(529)
(Increase) decrease in non-current restricted assets	17	(895)	—	—	(878)
Issuance of notes receivable	(535)	—	—	—	(535)
Proceeds from sale of fixed assets	—	3	—	—	3
Investments in subsidiaries	(2,325)	—	—	2,325	—
Capital expenditures	(262)	(8,639)	(343)	—	(9,244)
Net cash (used in) provided by investing activities	402	(9,547)	2,272	2,325	(4,548)
Cash flows from financing activities:
Proceeds from debt issuance	75,000	4,585	—	—	79,585
Deferred financing costs	(2,582)	—	—	—	(2,582)
Repayments of debt	—	(2,373)	(56)	—	(2,429)
Borrowings under revolver	—	472,865	—	—	472,865
Repayments on revolver	—	(465,330)	—	—	(465,330)
Capital contributions received	—	2,325	—	(2,325)	—
Intercompany dividends paid	—	(101,100)	(4,596)	105,696	—
Dividends and distributions on common stock	(57,919)	—	—	—	(57,919)
Proceeds from exercise of Vector options and warrants.	507	—	—	—	507
Tax benefits from exercise of Vector options and warrants	75	—	—	—	75
Net cash provided by (used in) financing activities	15,081	(89,028)	(4,652)	103,371	24,772
Net increase in cash and cash equivalents	67,267	8,709	100	—	76,076
Cash and cash equivalents, beginning of period	204,133	5,004	317	—	209,454
Cash and cash equivalents, end of period	$271,400	$13,713	$417	$—	$285,530

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

All of our tobacco operation's unit sales volume in 2010 and for the first six months of 2011 was in the discount segment, which management believes has been the primary growth segment in the industry for more than a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.

Our tobacco subsidiaries' cigarettes are produced in approximately 135 combinations of length, style and packaging. Liggett's current brand portfolio includes:

•	PYRAMID - the industry's first deep discount product with a brand identity re-launched in the second quarter of 2009, and

•	GRAND PRIX - re-launched as a national brand in 2005,

•	LIGGETT SELECT - a leading brand in the deep discount category,

•	EVE - a leading brand of 120 millimeter cigarettes in the branded discount category, and

•	USA and various Partner Brands and private label brands.

In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT's unit volume was 10.1% for the six months ended June 30, 2011 and 13.0% of Liggett's unit volume for the year ended December 31, 2010. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX's unit volume was 14.5% of Liggett's unit volume for the six months ended June 30, 2011 and 18.5% for the year ended December 31, 2010. In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett's family of brands with 52.5% of Liggett's unit volume for the six months ended June 30, 2011 and 42.6% for the year ended December 31, 2010.

Under the Master Settlement Agreement reached in November 1998 with 46 states and various territories, the three largest cigarette manufacturers must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market. Additionally, Vector Tobacco has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. market. Liggett's and Vector Tobacco's payments under the Master Settlement Agreement are based on each company's incremental market share above the minimum threshold applicable to such company. We believe that our tobacco subsidiaries have gained a sustainable cost advantage over their competitors as a result of the settlement.

The discount segment is a challenging marketplace, with consumers having less brand loyalty and placing greater emphasis on price. Liggett's competition is now divided into two segments. The first segment is made up of the three largest manufacturers of cigarettes in the United States, Philip Morris USA Inc., Reynolds American Inc., and Lorillard Tobacco Company. The three largest manufacturers, while primarily premium cigarette based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell deep discount cigarettes. Our largest competitor in this segment is Commonwealth Brands, Inc. (a wholly-owned subsidiary of Imperial Tobacco PLC).

Recent Developments

Senior Secured Notes. In December 2010, we sold an additional $90,000 principal amount of our 11% Senior Secured Notes due 2015 (the “Senior Secured Notes”) in private offerings to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. In May 2011, we completed an exchange offer to exchange the Senior Secured Notes issued in December 2010 for an equal amount of newly issued 11% Senior Secured Notes due 2015. The new Secured Notes have substantially the same terms as the original notes, except that the new Secured Notes have been registered under the Securities Act.

Variable Interest Senior Convertible Debentures due 2026. We were required  to mandatorily redeem 10% of the total aggregate principal amount outstanding, or $11,000, of our 3.875% Variable Interest Senior Convertible Debentures due 2026 on June 15, 2011.  Other than the holders of $7 principal amount of the Notes, who had 10% of their aggregate principal amount of Notes mandatorily redeemed, each  holder of the notes chose to convert its pro-rata portion of the  $11,000 of principal into our common stock.  We recorded a loss of $1,217 for the three and six months ended June 30, 2011, on the conversion of the $11,000 of notes into 652,386 shares of common stock.

New Valley Oaktree Chelsea Eleven, LLC. Chelsea sold four and ten units during the three and six months ended June 30, 2011. As of the financial statement issue date, sales of 47 of the 54 luxury residential units have closed.

As of June 30, 2011, Chelsea Eleven LLC had approximately $36,576 of total assets and $7,785 of total liabilities, excluding amounts owed to New Valley Oaktree Chelsea Eleven LLC.

We received net distributions of $220 and $1,613 from New Valley Oaktree Chelsea Eleven LLC for the three and six months ended June 30, 2011. We contributed $317 and $923 to New Valley Oaktree Chelsea Eleven LLC for the three and six months ended June 30, 2010. New Valley recorded equity income of $500 and $2,000 for the three and six months ended June 30, 2011, related to New Valley Chelsea. New Valley had no equity income for the three and six months ended June 30, 2010, related to New Valley Chelsea.

Aberdeen Townhomes LLC. In February 2011 and June 2011, Aberdeen sold its two remaining townhomes for $11,635 and $7,994, respectively, net of closing costs, and recorded gain on sale of townhomes of $577 and $3,712 for the three and six months ended June 30, 2011.

Fifty Third-Five Building LLC.  In 2010, New Valley, through its NV 955 LLC subsidiary, contributed $18,000 to a joint venture, Fifty Third-Five Building LLC (“JV”), of which it owns 50%.  In 2010, the JV acquired a defaulted real estate loan, collateralized by real estate located in New York City for approximately $35,500.  The previous lender had commenced proceedings seeking to foreclose its mortgage. Upon acquisition of the loan, the JV succeeded to the rights of the previous lender in the litigation.   On April 27, 2011, the court granted the JV's motion for summary judgment, dismissing certain substantive defenses raised by the borrower and the other named parties. The borrower has challenged the validity of the assignment from the previous lender to the JV and the litigation is ongoing.

Toy Center LLC.  In June 2011, New Valley LLC invested $5,000 in the form of a non-refundable deposit for an approximate 50% interest in Toy Center LLC. Toy Center LLC is in process of acquiring an existing property in Manhattan, NY, which is scheduled to be developed into luxury residential condominiums with new retail space on the ground floor.  The purchase agreement calls for a closing by September 27, 2011. Once the agreements are finalized, the Company will evaluate the accounting treatment for Toy Center LLC.

Long-term Investments. Two of our long-term investments were liquidated in January 2011 and April 2011, respectively. We received proceeds of $62,219 and recorded a gain of $23,611 for the six months ended June 30, 2011. We received an additional $2,775 in July 2011.

Recent Developments in Tobacco-Related Litigation

The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of June 30, 2011, there were approximately 5,785 Engle progeny cases, 42 individual suits, six purported class actions and two healthcare cost recovery actions pending in which Liggett or us, or both, were named as a defendant. To date, adverse verdicts have been entered against Liggett in six Engle progeny cases. As of June 30, 2011, 52 alleged Engle progeny cases, where Liggett is currently named as a defendant, were scheduled for trial through June 30, 2012.

Liggett Only Cases. There are currently six cases pending where Liggett is the only tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases.

In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages to plaintiff and an $816 judgment was entered by the court. That judgment was affirmed on appeal and was satisfied by Liggett in March 2011. In September 2010, the court awarded plaintiff legal fees of $996. Plaintiff is appealing the amount of the attorneys' fee award. Liggett previously accrued $2,000 for the Ferlanti case. In Katz v. R.J. Reynolds, an Engle progeny case, no trial date has been set. There has been no recent activity in Hausrath v. Philip Morris, a case pending in New York state court, where two individuals are suing. The other three individual actions, in which Liggett is the only tobacco company defendant, are dormant.

Engle Progeny Cases. In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court's July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court's reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and the Company have been named in 5,785 Engle progeny cases in both federal (2,764 cases) and state (3,021 cases) courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. These cases include approximately 8,000 plaintiffs, 671 of which represent state court consortium claims. The number of state court Engle progeny cases may increase as multi-plaintiff cases continue to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2010. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

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

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three and six months ended June 30, 2011 and 2010 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes and the research related to reduced risk products. The Real Estate segment includes our investments in consolidated and non-consolidated real estate businesses.

	Three Months Ended			Six Months Ended
	June 30, 2011	June 30, 2010		June 30, 2011	June 30, 2010
Revenues:
Tobacco	$291,180	$268,460		$551,558	$490,547
Operating income:
Tobacco	$42,214	$26,027	(1)	$78,639	$60,959	(1)
Real Estate	(487)	(164)		(330)	118
Corporate and other	(3,760)	(4,786)		(8,866)	(8,982)
Total operating income	$37,967	$21,077		$69,443	$52,095
____________________

(1)	Operating income includes litigation judgment expense of $14,361.

Three Months Ended June 30, 2011 Compared to Three Months ended June 30, 2010

Revenues. All of our revenues were from the Tobacco segment for the second quarter of 2011 and 2010. Liggett increased the list price of LIGGETT SELECT, EVE, and GRAND PRIX by $0.60 per carton in January 2010, an additional $0.65 per carton in May 2010, and an additional $0.75 per carton in October 2010. The list price of LIGGETT SELECT and EVE also increased by $1.00 per carton in June 2011. The list price of GRAND PRIX also increased by $1.10 per carton in June 2011. Liggett increased the list price of PYRAMID by $1.30 per carton in January 2011.

All of our sales in 2011 and 2010 were in the discount category. For the three months ended June 30, 2011, revenues were $291,180 compared to $268,460 for the three months ended June 30, 2010. Revenues increased by 8.5% ($22,720) due to a favorable price variance of $14,713 primarily related to increases in price of PYRAMID and a favorable sales volume of $8,007 (approximately 154.0 million units).

Tobacco Gross Profit. Tobacco gross profit was $60,107 for the three months ended June 30, 2011 compared to $57,466 for the three months ended June 30, 2010. This represented an increase of $2,641 (4.6%) from the 2010 period. This increase was due primarily to higher volumes. As a percentage of revenues (excluding federal excise taxes), Tobacco gross profit decreased to 40.5% in the 2011 period compared to gross profit of 43.1% in the 2010 period due to sales mix.

Expenses. Operating, selling, general and administrative expenses were $22,140 for the three months ended June 30, 2011 compared to $22,028 for the same period last year, an increase of $112 (0.5%). Tobacco expenses were $17,893 for the three months ended June 30, 2011 compared to $17,078, not including the $14,361 litigation judgment expenses, for the same period in the prior year. This is an increase of $815, which was primarily the result of higher sales force expenses due to an increase in sales force in 2011. Tobacco product liability legal expenses and other litigation costs were $1,679 and $1,617 for the three months ended June 30, 2011 and 2010, respectively. In addition, we recorded $14,361 of expense associated with a litigation judgment paid in June 2010. Expenses at the corporate level decreased from $4,786 to $3,760 due to the timing of expenses.

Operating income. For the three months ended June 30, 2011, Tobacco segment operating income increased from $26,027 in 2010 to $42,214 in 2011 primarily due to the absence of a tobacco litigation judgment expense in the 2011 period and increased volume in 2011. The real estate segment operating loss was $487 and $164 for the three months ended June 30, 2011 and 2010,respectively, primarily to Escena's operations.

Other income (expenses). Other income was $10,879 for the three months ended June 30, 2011 compared to $9,525 for the same period last year. For the three months ended June 30, 2011, other income primarily consisted of a realized gain on liquidation of long-term investment of $19,475, a realized gain on investments held for sale of $1,506, income of $9,437 from changes in fair value of derivatives embedded within convertible debt, equity income on non-consolidated real estate businesses of $6,197 and a realized gain on sale of townhome of $577. This income was offset by interest expense of $25,082 and a loss of $1,217 on the extinguishment of 10% principal ($11,000) of the 3.875% Variable Interest Senior Convertible Debentures due 2026 on June 15, 2011. For the three months ended June 30, 2010, other income primarily consisted of income of $13,789 for changes in fair value of derivatives embedded within convertible debt, a realized gain on investments held for sale of $6,447, equity income on non-consolidated real estate businesses of $7,207, and equity income on a long-term investment of $2,770 and was offset by interest expense of $20,770.

We recorded an equity loss of $154 for the three months ended June 30, 2011 related to the limited partnerships accounted for under the equity method. In 2010, we recorded equity income of $2,770 related to a limited partnership for the three months ended June 30, 2010. Included in this amount was the impact of an error we identified which resulted in an out-of-period adjustment of approximately $1,650 (approximately $980 after taxes). The error occurred because our ownership in the limited partnership increased from a nominal percentage to more than 10% during the fourth quarter of 2008 (due to significant withdrawals from other partners); thus, our investment should have been accounted for under the equity method for all previous periods in which the investment was held. We assessed the materiality of this error on all previously issued financial statements in accordance with ASC 250-10-S99-1 and concluded that the error was immaterial to all previously issued financial statements. The impact of correcting this error was not material to our 2010 consolidated financial statements. This adjustment was recognized within other income in the consolidated statements of operations.

The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The income of $9,437 from the embedded derivatives in the three months ended June 30, 2011 was primarily the result of declining spreads between corporate convertible debt and risk free investments offset by interest payments during the period. The income of $13,789 from the embedded derivatives for the three months ended June 30, 2010 was primarily the result of increasing spreads between corporate convertible debt and risk-free investments offset by interest payments during the period.

Income before income taxes. Income before income taxes for the three months ended June 30, 2011 was $48,846 compared to $30,602 for the three months ended June 30, 2010.

Income tax provision. The income tax provision was $18,545 and $11,379 for the three months ended June 30, 2011 and 2010, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with guidance on accounting for income taxes on interim periods.

Six Months Ended June 30, 2011 Compared to Six Months ended June 30, 2010

Revenues. All of our revenues were from the Tobacco segment in the first six months of 2011 and 2010. Liggett increased the list price of LIGGETT SELECT, EVE, and GRAND PRIX by $0.60 per carton in January 2010, an additional $0.65 per carton in May 2010, and an additional $0.75 per carton in October 2010. The list price of LIGGETT SELECT and EVE also increased by $1.00 per carton in June 2011. The list price of GRAND PRIX also increased by $1.10 per carton in June 2011. Liggett increased the list price of PYRAMID by $1.30 per carton in January 2011.

All of our sales were in the discount category in 2011 and 2010. For the six months ended June 30, 2011, revenues were $551,558 compared to $490,547 for the six months ended June 30, 2010. Revenues increased by 12.4% ($61,011) due to a favorable price variance of $28,560 primarily related to increases in the price of PYRAMID and a favorable sales volume of $32,451 (approximately 481.4 million units).

Tobacco gross profit. Tobacco gross profit was $115,308 for the six months ended June 30, 2011 compared to $109,644 for the six months ended June 30, 2010. The $5,664 (5.2%) increase was due primarily to higher volumes. As a percentage of revenues (excluding federal excise taxes), Tobacco gross profit decreased to 41.0% in the 2011 period compared to gross profit of 44.9% in the 2010 period due to sales mix.

Expenses. Operating, selling, general and administrative expenses were $45,865 for the six months ended June 30, 2011 compared to $43,186 for the same period last year, an increase of $2,679 (6.2%). Tobacco expenses were $36,669 for the six months ended June 30, 2011 compared to $34,324, not including the $14,361 litigation judgment expense, for the six months ended June 30, 2010. The increase of $2,345 was primarily the result of higher sales force expenses due to an increase in sales force over the last twelve months. Tobacco product liability legal expenses and other litigation costs were $3,718 and $3,265 for the six months ended June 30, 2011 and 2010, respectively. In addition, we recorded $14,361 of expense associated with a litigation judgment paid in June 2010. Expenses at the corporate segment decreased from $8,980 to $8,866 in 2011.

Operating income. For the six months ended June 30, 2011, Tobacco segment operating income increased from

$60,959 in 2010 to $78,639 in 2011 primarily due to the absence of a $14,361 litigation judgment expense paid in 2010, and increased sales volume in 2011. The real estate segment's operating loss of $330 for the six months ended June 30, 2011 and operating income of $118 for the six months ended June 30, 2010, primarily related to Escena's operations.

Other income (expenses). Other income was $11,425 for the six months ended June 30, 2011 compared to other expenses of $2,633 for the same period last year. For the six months ended June 30, 2011, other income primarily consisted of a realized gain on liquidation of long-term investment of $23,611, income of $8,862 from changes in fair value of derivatives embedded within convertible debt, equity income on non-consolidated real estate businesses of $11,101, a realized gain on investments held for sale of $14,541 and a realized gain on sales of townhomes of $3,712. This income was offset by interest expense of $50,010 and a loss of $1,217 on the extinguishment of 10% principal ($11,000) of the 3.875% Variable Interest Senior Convertible Debentures due 2026 on June 15, 2011. For the six months ended June 30, 2010, other expenses primarily consisted of interest expense of $39,575 offset by other income of $11,075 for changes in fair value of derivatives embedded within convertible debt, a realized gain on investments held for sale of $11,111, equity income on non-consolidated real estate businesses of $11,778, equity income on a long-term investment of $2,770 and interest and other income of $208.

We recorded equity income of $609 and $2,770 for the six months ended June 30, 2011 and 2010, respectively, related to limited partnerships accounted for under the equity method. In 2010, we recorded equity income of $2,770 related to a limited partnership for the six months ended June 30, 2010. Included in this amount was the impact of an error we identified which resulted in an out-of-period adjustment of approximately $1,650 (approximately $980 after taxes). The error occurred because our ownership in the limited partnership increased from a nominal percentage to more than 10% during the fourth quarter of 2008 (due to significant withdrawals from other partners); thus, our investment should have been accounted for under the equity method for all previous periods in which the investment was held. We assessed the materiality of this error on all previously issued financial statements in accordance with ASC 250-10-S99-1 and concluded that the error was immaterial to all previously issued financial statements. The impact of correcting this error was not material to our 2010 consolidated financial statements. This adjustment was recognized within other income in the consolidated statements of operations.

The fair value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The income of $8,862 for the six months ended June 30, 2011, was primarily the result of increasing spreads between corporate convertible debt and risk free investments offset by interest payments during the period. The income of $11,075 from the embedded derivative for the six months ended June 30, 2010 was primarily the result of increasing spreads between corporate convertible debt and risk free investments offset by interest payments during the period.

Income(loss)before income taxes. Income before income taxes for the six months ended June 30, 2011 was $80,868 compared to $49,462 for the six months ended June 30, 2010.

Income tax provision (benefit). The income tax provision was $31,194 for the six months ended June 30, 2011 compared to $18,301 for the six months ended June 30, 2010. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with guidance on accounting for income taxes on interim periods. We recorded a benefit of approximately $500 for the six months ended June 30, 2010 resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The net deferred tax asset has been recognized for state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.

Liquidity and Capital Resources

Net cash and cash equivalents increased $20,164 for the six months ended June 30, 2011 compared to an increase of $76,076 for the six months ended June 30, 2010.

Net cash provided from operations was $36,587 and $55,852 for the six months ended June 30, 2011 and 2010, respectively. The change related to an increase in Liggett's accounts receivable, increased interest payments and increased income tax payments in 2011.  The increase in accounts receivable was due to changes in customer buying patterns as well as an extension of collection terms on PYRAMID sales by five days in 2011. These changes were offset by increased operating income in 2011. Liggett makes payments under the Master Settlement Agreement in December and April.

Cash provided by investing activities was $81,550 for the six months ended June 30, 2011 compared to cash used in investing activities of $4,548 for the six months ended June 30, 2010. In the first six months of 2011, cash provided by investing activities was from the proceeds from the sale or maturity of investment securities of $19,703, proceeds from the sale or liquidation of long-term investments of $62,219, distributions from non-consolidated real estate businesses of $2,425, proceeds from the sales of townhomes of $19,629 and the decrease in non-current restricted assets of $1,775 offset by cash used for the purchase of investment securities of $1,788, purchase of real estate businesses of $6,712, purchase of long-term investments of $10,000, capital expenditures of $4,872, an increase in cash surrender value of corporate- owned life insurance policies of $677 and the issuance of notes receivable of $161. In the first six months of 2010, cash was used for the purchase of investment securities of $7,414, long-term investments of $5,000, investments in non-consolidated real estate business of $924, increase in non-current restricted assets of $878, an increase in cash surrender value of life insurance policies of $529, the issuance of notes receivable of $535 and capital expenditures of $9,244 offset by the proceeds from the sale or maturity of investment securities of $15,433, proceeds from the sale or liquidation of long-term investments of $1,001, and distributions from non-consolidated real estate businesses of $3,539.

Cash used in financing activities was $97,973 for the six months ended June 30, 2011 compared to cash provided from financing activities of $24,772 for the six months ended June 30, 2010. In the first six months of 2011, cash was primarily used for distributions on common stock of $61,846, net repayments of debt under the revolver of $35,697 and repayment of debt of $2,281 offset by proceeds from debt issuance of $77, proceeds from the exercise of Vector options of $966, and tax benefit of options exercised of $808. In the first six months of 2010, cash provided from financing activities was from the proceeds of debt issuance of $79,585, net borrowing under the revolver of $7,535, and proceeds from the exercise of Vector options of $507 offset by cash used for distributions on common stock of $57,919, repayments of debt of $2,429, and deferred finance charges of $2,582.

Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $13 was outstanding at June 30, 2011. Availability as determined under the facility was approximately $36,990 based on eligible collateral at June 30, 2011. The facility contains covenants that provide that Liggett's earnings before interest, taxes, depreciation and amortization, as defined under the facility, on a trailing twelve-month basis, shall not be less than $100,000 if Liggett's excess availability, as defined, under the facility is less than $20,000. The covenants also require that annual capital expenditures, as defined under the facility, shall not exceed $10,000 (before a maximum carryover amount of $2,500) during any fiscal year; except in 2010, where Liggett was permitted capital expenditures up to $33,000, as amended, as of August 31, 2010. At June 30, 2011, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett's EBITDA, as defined, were approximately $131,545 for the twelve months ended June 30, 2011. Liggett had future machinery and equipment purchase commitments of $7,750 at June 30, 2011.

In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $24,835 of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. Liggett paid its share of the damages award and plaintiff's claim for interest and attorneys' fees ($14,361). To date, five other verdicts have been entered in Engle progeny cases against Liggett in the total amount of approximately $6,100, one of which has been affirmed on appeal. It is possible that additional cases could be decided unfavorably. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 5 to our condensed consolidated financial statements and “Legislation and Regulation” below for a description of legislation, regulation and litigation.

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

In December 2010, we sold at 103% of face value an additional $90,000 principal amount of the Senior Secured

Notes in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. We received net proceeds from the 2010 offering of approximately $90,850. In May 2011, we completed an exchange offer to exchange the Senior Secured Notes issued in December 2010 for an equal amount of newly issued 11% Senior Secured Notes due 2015. The new Secured Notes have substantially the same terms as the original notes, except that the new Secured Notes have been registered under the Securities Act. Following the December 2010 offering, a total of $415,000 principal amount of the Senior Secured Notes were outstanding.

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

The indenture contains covenants that restrict the payment of dividends by us if our consolidated earnings before interest, taxes, depreciation and amortization, which is defined in the indenture as Consolidated EBITDA, for the most recently ended four full quarters is less than $50,000. The indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. Our Leverage Ratio is defined in the indenture as the ratio of our and our guaranteeing subsidiaries' total debt less the fair market value of our cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. Our Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the indenture.

	Indenture	June 30,	December 31,
Covenant	Requirement	2011	2010
Consolidated EBITDA, as defined	$50,000	$212,676	$184,151
Leverage ratio, as defined	<3.0 to 1	0.4 to 1	0.5 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.1 to 1	0.1 to 1

We and our subsidiaries have significant indebtedness and debt service obligations. At June 30, 2011, we and our subsidiaries had total outstanding indebtedness with a total aggregate principal amount outstanding of approximately $695,581. We were required  to mandatorily redeem 10% of the total aggregate principal amount outstanding , or $11,000, of our 3.875% Variable Interest Senior Convertible Debentures due 2026 on June 15, 2011.  Other than the holders of $7 principal amount of the Notes, who had 10% of their aggregate principal amount of Notes mandatorily redeemed, each  holder of the notes chose to convert its pro-rata portion of the $11,000 of principal into our common stock.  We recorded a loss of $1,217 for the three and six months ended June 30, 2011, on the conversion of the $11,000 of notes into 652,386 shares of common stock. We may be required to purchase $99,000 of the debentures on June 15, 2012. Approximately $157,530 of our 6.75% convertible debt matures in 2014 and $415,000 of our 11% senior secured notes matures in 2015. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

We believe that our cigarette operations are positive cash flow generating units and will continue to be able to sustain their operations without any significant liquidity concerns.

In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $320,000, investment securities available for sale of approximately $64,300, long-term investments with an estimated value of approximately $35,500 and availability under

Liggett's credit facility of approximately $37,000 at June 30, 2011. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.  We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.

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

As of June 30, 2011, approximately $6,000 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of June 30, 2011, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $60.

In addition, as of June 30, 2011, approximately $75,200 ($256,530 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance.

Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $5,040 with approximately $299 resulting from the embedded derivative associated with our 6.75% Note due 2014, $566 resulting from the embedded derivative associated with our 6.75% exchange notes due 2014, and the remaining $4,175 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $6,760 per year.

We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in yield of our debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes our future dividend payments and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers items, including current and future dividends and the volatility of Vector's stock price.  The range of estimated fair market values of our embedded derivatives was between $135,280 and $130,061.  We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $132,622 as of June 30, 2011.  The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

We held investment securities available for sale totaling approximately $64,300 at June 30, 2011, which includes 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. carried at $19,170.

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

The law also required establishment, within FDA's new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee (“TPSAC”) to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products, including:

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
The law also imposes significant new restrictions on the advertising and promotion of tobacco products. For example, as required under the law, FDA has finalized certain portions of regulations previously adopted by FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond FDA's authority). Subject to limitations imposed by a federal injunction (discussed below), these regulations took effect on June 22, 2010. As written, these regulations significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color and graphics in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events, and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for nontobacco products.
In August 2009, several cigarette manufacturers filed a federal lawsuit against FDA challenging the constitutionality of a number of the restrictions imposed by these regulations, including the ban on color and graphics, limits on the right to make truthful statements regarding modified risk tobacco products, restrictions on the placement of outdoor advertising, and a ban on the distribution of product samples. On January 4, 2010, a federal judge ruled that the regulations' ban on the use of color and graphics in certain tobacco product advertising was unconstitutional and prohibited FDA from enforcing that ban. The judge, however, let stand numerous other advertising and promotion restrictions. In March, 2010, both parties appealed this decision. In May, 2010, FDA issued a guidance document indicating that it intends to exercise its enforcement discretion and not commence enforcement actions based upon these provisions during the pendency of the litigation. We cannot predict the future course or outcome of this lawsuit.
In April 2010, a number of cigarette manufacturers filed a federal lawsuit against FDA challenging the restrictions on trade or brand names based upon First Amendment and other grounds. In May 2010, FDA issued a guidance document indicating that FDA is aware of concerns regarding the trade and brand name restrictions and is considering what changes, if any, would be appropriate to address those concerns. FDA also indicated that while the agency is considering those issues, it intends to exercise its enforcement discretion and not commence trade or brand name enforcement actions for the duration of its consideration where: (1) The trade or brand name of the cigarettes or smokeless tobacco product was registered, or the product was marketed, in the United States on or before June 22, 2009; or (2) The first marketing or registration in the United States of the tobacco product occurs before the first marketing or registration in the United States of the non-tobacco product bearing the same name; provided, however, that the tobacco and non-tobacco product are not owned, manufactured, or distributed by the same, related, or affiliated entities (including as a licensee). The lawsuit was subsequently stayed, at the request of the parties, while FDA is in the process of evaluating these concerns. We cannot predict the future course or outcome of FDA's deliberations or this litigation.
On June 22, 2011, FDA issued a final rule that modifies the required warnings that appear on cigarette packages and in cigarette advertisements. The rule becomes effective September 22, 2012, and requires each cigarette package and advertisement to bear one of nine new textual warning statements accompanied by color graphic images. The warnings must appear on at least the top 50% of the front and rear panels of cigarette packages and occupy at least 20% of cigarette advertisements. We cannot predict whether or how the inclusion of the new required warnings will impact product sales or whether it will have a material adverse effect on us.
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
Manufacturers of products first introduced after February 15, 2007 and before March 22, 2011 who submitted a substantial equivalence report to FDA prior to March 23, 2011 may continue to market the tobacco product unless FDA issues an order that the product is not substantially equivalent. Failure to submit the report before March 23, 2011, or FDA's conclusion that such a “new tobacco product” is not substantially equivalent, will cause the product to be deemed misbranded and/or adulterated. After March 22, 2011, a “new tobacco product” may not be marketed without an FDA substantial equivalence determination. Prior to the deadline, Liggett and Vector Tobacco submitted substantial equivalence reports to FDA for numerous products. It is possible that FDA could determine some, or all, of these products are not “substantially equivalent” to a preexisting tobacco product. Such a determination could prevent us from marketing these products in the United States and could have a material adverse effect on us.
On July 5, 2011, FDA issued a final rule to establish the process and criteria for requesting an exemption from substantial equivalence requirements. We cannot predict how FDA will interpret and apply these requirements, or whether FDA will deem our products to be substantially equivalent to already marketed tobacco products.
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
It is likely that the new tobacco law could result in a decrease in cigarette sales in the United States, including sales of Liggett's and Vector Tobacco's brands. Total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by FDA under the new tobacco law. Costs, however, could be substantial and could have a material adverse effect on the companies' financial condition, results of operations, and cash flows. In addition, FDA has a number of investigatory and enforcement tools available to it. We are aware, for example, that FDA has already requested company-specific information from competitors. FDA has also initiated a program to award contracts to states to assist with compliance and enforcement activities. Failure to comply with the new tobacco law and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on the business, financial condition and results of operation of both Liggett and Vector Tobacco. At present, we are not able to predict whether the new tobacco law will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry, thus affecting its competitive position.
Liggett and Vector Tobacco provide ingredient information annually, as required by law, to the states of Massachusetts, Texas and Minnesota. Several other states are considering ingredient disclosure legislation.
In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products have been assessed $10,140,000 over a ten year period, commencing in 2005, to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers are currently responsible for 95% of the assessment (subject to adjustment in the future), which is allocated based on relative unit volume of domestic cigarette shipments. Liggett's and Vector Tobacco's assessment was $31,161 for 2010. Management anticipates that the assessment will be higher for 2011. The relative cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers are no longer obligated to make certain contractual payments, commonly known as Phase II payments, that they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.
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
In November 2008, the Federal Trade Commission (“FTC”) rescinded guidance it issued in 1966 that generally permitted statements concerning cigarette “tar” and nicotine yields if they were based on the Cambridge Filter Method, sometimes called the FTC method. In its rescission notice, the FTC also indicated that advertisers should no longer use terms suggesting the FTC's endorsement or approval of any specific test method, including terms such as “per FTC Method” or other phrases that state or imply FTC endorsement or approval of the Cambridge Filter Method or other machine-based methods for measuring cigarette “tar” or nicotine yields. Also in its rescission notice, the FTC indicated that cigarette descriptors such as “light” and “ultra light” have not been defined by the FTC, nor has the FTC provided any guidance or authorization for their use. The FTC indicated that to the extent descriptors are used in a manner that convey an overall impression that is false, misleading, or unsubstantiated, such use could be actionable. The FTC further indicated that companies must ensure that any continued use of descriptors does not convey an erroneous or unsubstantiated message that a particular cigarette presents a reduced risk of harm or is otherwise likely to mislead consumers. In response to the FTC's action, we have removed all reference to “tar” and nicotine testing from our point-of-sale advertising. In addition, the new tobacco law imposes a ban - which took effect in June 2010 - on the use of “light”, “mild”, “low” or similar descriptors on tobacco product labels and in labeling or advertising. To the extent descriptors are no longer used to market or promote our cigarettes, this may have a material adverse effect on us.
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

•
impact of new legislation on our competitors' payment obligations, results of operations and product costs, i.e. the impact of recent federal legislation eliminating the federal tobacco quota system and providing for regulation of tobacco products by the FDA,

•	impact of substantial increases in federal, state and local excise taxes,

•	uncertainty related to product liability litigation including the Engle progeny cases pending in Florida; and,

•	potential additional payment obligations for us under the Agreement and other settlement agreements with the states.

Further information on risks and uncertainties specific to our business include the risk factors discussed above in “Management's Discussion and Analysis of Financial Condition and Results Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. The forward-looking statements speak only as of the date they are made.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk” is incorporated herein by reference.

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

Item 1A.    Risk Factors

Except as set forth below, there are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K for the year ended December 31, 2010. Please refer to that section for disclosures regarding the risks and uncertainties related to our business. The risk factors in the Annual Report on Form 10-K entitled “Litigation will continue to harm the tobacco industry”, “Individual tobacco-related cases have increased as a result of the Florida Supreme Court's ruling in Engle” and “Liggett may have additional payment obligations under the Master Settlement Agreement and its other settlement agreements with the states” are revised to reflect the updated information concerning the number and status of cases and other matters discussed under Note 5 to our condensed consolidated financial statements and in “Management's Discussion and Analysis of Financial Condition - Recent Developments - Tobacco Settlement Agreements”, “- Recent Developments in Legislation, Regulation and Tobacco-Related Litigation”, and “- Legislation and Regulation.”

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and
Chief Financial Officer
Date:	August 4, 2011