Form 10-Q
period 2011-09-30
VECTOR GROUP LTD
filed 2011-11-03
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2011

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

At November 3, 2011, Vector Group Ltd. had 79,442,674 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2011	December 31, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$328,411	$299,825
Investment securities available for sale	58,935	78,754
Accounts receivable - trade	17,516	1,849
Inventories	110,539	107,079
Deferred income taxes	38,249	31,786
Restricted assets	1,477	2,661
Other current assets	4,272	4,809
Total current assets	559,399	526,763
Property, plant and equipment, net	55,898	55,412
Investment in Escena, net	13,243	13,354
Long-term investments accounted for at cost	5,675	46,033
Long-term investments accounted for under the equity method	16,863	10,954
Investments in non-consolidated real estate businesses	92,146	80,416
Investments in townhomes	—	16,275
Restricted assets	8,789	8,694
Deferred income taxes	28,013	37,828
Intangible asset	107,511	107,511
Prepaid pension costs	15,098	13,935
Other assets	28,317	32,420
Total assets	$930,952	$949,595
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$26,864	$51,345
Current portion of fair value of derivatives embedded within convertible debt	77,176	480
Current portion of employee benefits	1,014	1,014
Accounts payable	5,572	9,027
Accrued promotional expenses	16,158	14,327
Income taxes payable, net	6,105	11,617
Accrued excise and payroll taxes payable, net	3,584	18,523
Settlement accruals	117,668	48,071
Deferred income taxes	29,565	36,963
Accrued interest	9,346	20,824
Other current liabilities	13,764	14,681
Total current liabilities	306,816	226,872
Notes payable, long-term debt and other obligations, less current portion	490,729	506,052
Fair value of derivatives embedded within convertible debt	51,060	141,012
Non-current employee benefits	39,665	38,742
Deferred income taxes	58,878	51,815
Other liabilities	50,474	31,336
Total liabilities	997,622	995,829
Commitments and contingencies
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 83,023,495 and 78,349,590 shares issued and 79,442,674 and 74,939,284 shares outstanding	7,944	7,494
Additional paid-in capital	—	—
Accumulated deficit	(56,593)	(45,327)
Accumulated other comprehensive (loss) income	(5,164)	4,456
Less: 3,580,821 and 3,410,306 shares of common stock in treasury, at cost	(12,857)	(12,857)
Total stockholders' deficiency	(66,670)	(46,234)
Total liabilities and stockholders' deficiency	$930,952	$949,595

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues*	$288,995	$295,124	$840,553	$785,671

Expenses:
Cost of goods sold*	227,863	239,160	664,113	620,065
Operating, selling, administrative and general expenses	23,277	26,088	69,142	69,274
Litigation judgment expense	—	—	—	14,361
Operating income	37,855	29,876	107,298	81,971

Other income (expenses):
Interest expense	(25,421)	(21,511)	(75,431)	(61,086)
Change in fair value of derivatives embedded within convertible debt	4,386	1,660	13,248	12,735
Loss on extinguishment of debt	—	—	(1,217)	—
Equity income from non-consolidated real estate businesses	6,496	7,060	17,597	18,838
Equity (loss) income on long-term investments	(1,699)	(436)	(1,090)	2,334
Gain on sale of investment securities available for sale	6,017	708	20,558	11,819
Gain on liquidation of long-term investments	2,221	—	25,832	—
Gain on sales of townhomes	10	—	3,722	—
Other, net	135	179	351	387

Income before provision for income taxes	30,000	17,536	110,868	66,998
Income tax expense	12,451	6,629	43,645	24,930

Net income	$17,549	$10,907	$67,223	$42,068

Per basic common share:

Net income applicable to common shares	$0.22	$0.14	$0.84	$0.53

Per diluted common share:

Net income applicable to common shares	$0.21	$0.14	$0.82	$0.52

Cash distributions and dividends declared per share	$0.38	$0.36	$1.14	$1.09

* Revenues and Cost of goods sold include excise taxes of $141,473, $150,413, $412,041 and $396,823, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Total
Balance, December 31, 2010	74,939,284	$7,494	$—	$(45,327)	$4,456	$(12,857)	$(46,234)
Net income	—	—	—	67,223	—	—	67,223
Pension-related minimum liability adjustments, net of income taxes	—	—	—	—	1,391	—	1,391
Forward contract adjustments, net of income taxes	—	—	—	—	30	—	30
Unrealized gain on long-term investment securities, accounted for under the equity method, net of income taxes	—	—	—	—	(1,790)	—	(1,790)
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	2,960	—	2,960
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(12,211)	—	(12,211)
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	(9,251)
Total other comprehensive income	—	—	—	—	—	—	(9,620)
Total comprehensive income	—	—	—	—	—	—	57,603
Distributions and dividends on common stock	—	—	(14,409)	(78,111)	—	—	(92,520)
Effect of stock dividend	3,782,308	378	—	(378)	—	—	—
Note conversion	652,386	65	12,150	—	—	—	12,215
Exercise of employee stock options, net of 300,799 shares to pay exercise price	181,125	18	1,011	—	—	—	1,029
Surrender of shares in connection with employee stock option exercise and restricted stock vesting	(112,429)	(11)	(1,950)	—	—	—	(1,961)
Tax benefit of employee stock options exercised	—	—	821	—	—	—	821
Amortization of deferred compensation	—	—	2,377	—	—	—	2,377
Balance, as of September 30, 2011	79,442,674	$7,944	$—	$(56,593)	$(5,164)	$(12,857)	$(66,670)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Net cash provided by operating activities	$64,015	$101,063
Cash flows from investing activities:
Sale of investment securities	28,102	16,140
Purchase of investment securities	(2,847)	(9,394)
Proceeds from sale or liquidation of long-term investments	66,190	1,106
Purchase of long-term investments	(10,000)	(5,062)
Investments in non-consolidated real estate businesses	(7,201)	(4,033)
Purchase of Aberdeen mortgages	—	(13,462)
Distributions from non-consolidated real estate businesses	6,752	3,539
Proceeds from sale of townhomes, net	19,629	—
Increase in cash surrender value of life insurance policies	(717)	(918)
Decrease in restricted assets	738	384
Issuance of notes receivable	(216)	(720)
Cash acquired in Aberdeen consolidation	—	473
Proceeds from sale of fixed assets	156	187
Capital expenditures	(8,469)	(15,730)
Net cash provided by (used in) investing activities	92,117	(27,490)
Cash flows from financing activities:
Proceeds from debt issuance	2,823	89,373
Deferred financing costs	—	(2,582)
Repayments of debt	(3,522)	(7,175)
Borrowings under revolver	769,247	732,708
Repayments on revolver	(804,957)	(750,091)
Dividends and distributions on common stock	(92,987)	(87,797)
Proceeds from exercise of employee stock options	1,029	980
Tax benefit of employee stock options exercised	821	121
Net cash used in financing activities	(127,546)	(24,463)
Net increase in cash and cash equivalents	28,586	49,110
Cash and cash equivalents, beginning of period	299,825	209,454
Cash and cash equivalents, end of period	$328,411	$258,564

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

Certain reclassifications have been made to the 2010 financial information to conform to the 2011 presentation.

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

Information concerning the Company's common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 29, 2011 and 2010. The dividends were recorded at par value of $378 and $357 since the Company did not have retained earnings at September 30, 2011 and 2010, respectively. All per share amounts have been updated to reflect the retrospective effect of the stock dividends.

Net income for purposes of determining basic EPS was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$17,549	$10,907	$67,223	$42,068
Income attributable to participating securities	(359)	(228)	(1,390)	(897)
Net income available to common stockholders	$17,190	$10,679	$65,833	$41,171

Net income for purposes of determining diluted EPS was as follows:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$17,549	$10,907	$67,223	$42,068
Expense attributable to 3.875% Variable Interest Senior Convertible Debentures	680	—	4,608	—
Expense attributable to 6.75% Variable Interest Senior Convertible Note	—	—	2,994	2,009
Expense attributable to 6.75% Variable Interest Senior Convertible Exchange Notes	—	—	—	3,770
Income attributable to participating securities	(373)	(228)	(1,548)	(1,020)
Net income available to common stockholders	$17,856	$10,679	$73,277	$46,827

Basic and diluted EPS were calculated using the following shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted-average shares for basic EPS	79,014,736	78,068,346	78,544,795	78,016,140
Plus incremental shares related to stock options and non-vested restricted stock	610,007	487,136	502,195	298,497
Plus incremental shares related to convertible debt	6,170,670	—	10,431,063	11,144,039
Weighted-average shares for fully diluted EPS	85,795,413	78,555,482	89,478,053	89,458,676

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and nine months ended September 30, 2011 and 2010 but were not included in the computation of diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Number of stock options	10,560	273,335	10,560	671,900
Weighted-average exercise price	$23.83	$20.03	$23.83	$16.19
Weighted-average shares of non-vested restricted stock	N/A	N/A	N/A	22,413
Weighted-average expense per share	N/A	N/A	N/A	$15.26
Weighted-average number of shares issuable upon conversion of debt	11,144,039	18,000,339	7,295,549	6,856,301
Weighted-average conversion price	$14.14	$14.87	$14.74	$16.05

(d)	Comprehensive Income:

Other comprehensive income is a component of stockholders' equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. The Company's comprehensive income was $14,639 and $57,603 for the three and nine months ended September 30, 2011, respectively. The Company's comprehensive income was $10,885 and $52,348 for the three and nine months ended September 30, 2010, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(e)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company's debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of the Company's stock price.  The range of estimated fair market values of the Company's embedded derivatives was between $125,889 and $130,670.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $128,236 as of September 30, 2011. At December 31, 2010, the range of estimated fair market values of the Company's embedded derivatives was between $138,701 and $144,391.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $141,492 as of December 31, 2010.  The estimated fair market value of the Company's embedded derivatives could change significantly based on future market conditions. (See Note 4.)

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

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other” (“ASU No. 2011-08”). ASU No. 2011-08 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU No. 2011-08 are effective for reporting periods beginning after December 15, 2011. The implementation of this amended accounting guidance is not expected to have a material impact on the Company's consolidated financial position and results of operations.

2.	INVENTORIES

Inventories consist of:

	September 30, 2011	December 31, 2010
Leaf tobacco	$63,833	$54,479
Other raw materials	4,116	4,073
Work-in-process	211	2,067
Finished goods	67,569	67,773
Inventories at current cost	135,729	128,392
LIFO adjustments	(25,190)	(21,313)
	$110,539	$107,079

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At September 30, 2011, Liggett had leaf tobacco purchase commitments of approximately $24,640.

All of the Company's inventories at September 30, 2011 and December 31, 2010 have been reported under the LIFO method.

3.	LONG-TERM INVESTMENTS

Long-term investments accounted for at cost:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$4,776	$7,589	$45,134	$70,966
Real estate partnership	899	1,275	899	1,136
Investments accounted for at cost	$5,675	$8,864	$46,033	$72,102

The Company received distributions of $3,971 and $66,190 for the three and nine months ended September 30, 2011, respectively, primarily from the liquidation of two long-term investments. The Company recognized a gain of $2,221 and $25,832 for the three and nine months ended September 30, 2011, respectively.

Long-term investment partnerships accounted for under the equity method:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In April 2011, the Company invested $10,000 in an investment partnership with an underlying investment in a hedge fund. The Company accounts for this investment and an investment in another limited partnership under the equity method.

The Company had an equity loss of $1,699 and $436 related to the limited partnerships accounted for under the equity method for the three months ended September 30, 2011 and 2010, respectively. The Company recorded an equity loss of $1,090 and equity income of $2,334 related to the limited partnership for the nine months ended September 30, 2011 and 2010, respectively.

The carrying value of the investments was approximately $16,863 as of September 30, 2011 which approximated the investments' fair value. The carrying value of the investment was $10,954 as of December 31, 2010 which approximated the investment's fair value.

4.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	September 30, 2011	December 31, 2010
Vector:
11% Senior Secured Notes due 2015, net of unamortized discount of $630 and $730	$414,370	$414,270
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $36,542 and $38,353*	13,458	11,647
6.75% Variable Interest Senior Convertible Exchange Notes 2014, net of unamortized discount of $59,282 and $64,713*	48,248	42,817
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $82,849 and $83,060*	16,151	26,940
Liggett:
Revolving credit facility	—	35,710
Term loan under credit facility	5,822	6,222
Equipment loans	18,939	19,030
Other	605	761
Total notes payable, long-term debt and other obligations	517,593	557,397
Less:
Current maturities	(26,864)	(51,345)
Amount due after one year	$490,729	$506,052
______________________
* The fair value of the derivatives embedded within the 6.75% Variable Interest Convertible Note ($17,636 at September 30, 2011 and $20,219 at December 31, 2010, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($33,424 at September 30, 2011 and $38,324 at December 31, 2010, respectively), and the 3.875% Variable Interest Senior Convertible Debentures ($77,176 at September 30, 2011 and $82,949 at December 31, 2010, respectively) is separately classified as a derivative liability in the condensed consolidated balance sheets.

Revolving Credit Facility - Liggett:

Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”), none of which was outstanding at September 30, 2011. Availability as determined under the facility was approximately $36,000 based on eligible collateral at September 30, 2011.

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

3.875% Variable Interest Senior Convertible Notes due 2026 - Vector:

The Company was required to mandatorily redeem 10% of the total aggregate principal amount outstanding, or $11,000, of the Company's 3.875% Variable Interest Senior Convertible Debentures due 2026 on June 15, 2011.  Other than the holders of $7 principal amount of the Notes, who had 10% of their aggregate principal amount of Notes mandatorily redeemed, each  holder of the notes chose to convert its pro-rata portion of the $11,000 of principal into the Company's common stock.  The Company recorded a loss of $0 and $1,217 for the three and nine months ended September 30, 2011, on the conversion of the $11,000 of notes into 685,005 shares of common stock. The debt conversion resulted in a non-cash financing transaction of $10,993. The holders have the option to put all of the remaining senior convertible notes on June 15, 2012.  Accordingly, the Company reclassified the remaining Notes and related fair value of derivatives embedded within convertible debt to current liabilities.

Non-cash Interest Expense - Vector:

Components of non-cash interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Amortization of debt discount	$2,709	$2,033	$7,551	$5,481
Amortization of deferred finance costs	1,123	1,276	4,004	3,418
Loss on 3.875% Variable Interest Senior Convertible Debentures mandatorily redeemed	—	—	1,217	—
	$3,832	$3,309	$12,772	$8,899

Fair Value of Notes Payable and Long-term Debt:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable and long-term debt	$517,593	$754,185	$557,397	$827,247

5.	CONTINGENCIES

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iii) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation are not quantifiable at this time. For the nine months ended September 30, 2011 and 2010, Liggett incurred legal expenses and other litigation costs totaling approximately $5,216 and $22,418 (which included $14,361 for the Lukacs case, discussed below), respectively.

Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related litigation are or can be significant.

Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. Liggett has secured approximately $4,308 in bonds as of September 30, 2011.

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

Although the Company and Liggett have generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, particularly with respect to the Engle progeny cases. Adverse verdicts have been rendered against Liggett in the past, in individual cases and Engle progeny cases, and several of these verdicts have been affirmed on appeal. It is possible that the consolidated results of operations, cash flows or financial position of the Company could be materially adversely affected by an unfavorable outcome or settlement of certain pending litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be vigorously defended. However, Liggett may enter into settlement discussions in particular cases if it believes it is in its best interest to do so.

Individual Actions

As of September 30, 2011, there were 33 individual cases pending against Liggett and/or the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include Engle progeny cases or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of individual cases, by state, that are pending against Liggett or its affiliates as of September 30, 2011 (excluding Engle progeny cases in Florida and the consolidated cases in West Virginia):

State	Number of Cases
Florida	16
New York	9
Louisiana	3
Missouri	2
West Virginia	2
Ohio	1

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

In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages to plaintiff and an $816 judgment was entered by the court. That judgment was affirmed on appeal and was satisfied by Liggett in March 2011. In September 2010, the court awarded plaintiff legal fees of $996. Plaintiff appealed the amount of the attorneys' fee award. Liggett previously accrued $2,000 for the Ferlanti case. In Welch v. R.J. Reynolds and Katz v. R.J. Reynolds, both Engle progeny cases, no trial dates have been set. There has been no recent activity in Hausrath v. Philip Morris, a case pending in New York state court, where two individuals are suing. The other three individual actions, in which Liggett is the only tobacco company defendant, are dormant.

Engle Progeny Cases. In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court's July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court's reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” As of September 30, 2011, Liggett and the Company are defendants in 5,771 Engle progeny cases in both federal (2,755 cases) and state (3,016 cases) courts in Florida. Other cigarette manufacturers are also named as defendants in these

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. These cases include approximately 8,000 plaintiffs. The number of state court Engle progeny cases may increase as multi-plaintiff cases continue to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties.

As of September 30, 2011, the following Engle progeny cases have resulted in judgments against Liggett:

Date	Case Name	County	Net Compensatory Damages	Punitive Damages	Status
June 2002	Lukacs v. R.J. Reynolds	Miami-Dade	$12,418	None	Affirmed on appeal. Judgment has been paid and the case is concluded. See “Lukacs Case” description below.
August 2009	Campbell v. R.J. Reynolds	Escambia	$156	None	Affirmed on appeal. Defendants filed a Motion with DCA for certification to FL Sup. Ct., which was denied by the court on May 13, 2011. Defendants sought review by the FL Sup. Ct., which was denied.
March 2010	Douglas v. R.J. Reynolds	Hillsborough	$1,350	None	On appeal. Argument on the merits of the appeal was heard on October 4, 2011.
April 2010	Clay v. R.J. Reynolds	Escambia	$349	$1,000	On appeal.
April 2010	Putney v. R.J. Reynolds	Broward	$3,008	None	On appeal.
April 2011	Tullo v. R.J. Reynolds	Palm Beach	$225	None	On appeal.

Through September 30, 2011, there were 35 plaintiffs' verdicts in Engle progeny cases, including the six against Liggett referenced above, and 16 defense verdicts, excluding several cases which were either dismissed by the court on summary judgment or where a mistrial was declared. For further information on the Engle case and on Engle progeny cases, see “Class Actions -- Engle Case,” below.

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

Class Actions

As of September 30, 2011, there were six actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.
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

Three federal district courts (in the Merlob, B. Brown and Burr cases) ruled that the findings in Phase I of the Engle proceedings could not be used to satisfy elements of plaintiffs' claims, and two of those rulings (B. Brown and Burr) were certified by the trial court for interlocutory review. The certification was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated (in February 2009, the appeal in Burr was dismissed for lack of prosecution). In July 2010, the Eleventh Circuit ruled that plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. Rather, plaintiffs may only use the findings to establish specific facts that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made. All federal cases were stayed pending review by the Eleventh Circuit. In December 2010, stays were lifted in 12 cases selected by plaintiffs, two of which were subsequently re-stayed. Liggett is a defendant in two of the ten cases. In August 2011, the court ordered the activation of an additional 22 cases. Liggett is a defendant in 14 of the 22 cases.

In December 2010, in the Martin case, a state court case against R.J. Reynolds, the First District Court of Appeal issued the first ruling by a Florida intermediate appellate court to address the B. Brown decision discussed above. The panel held that the trial court correctly construed the Florida Supreme Court's 2006 decision in Engle in instructing the jury on the preclusive effect of the Phase I Engle proceedings, expressly disagreeing with certain aspects of the B. Brown decision. In July 2011, the Florida Supreme Court declined to review the First District Court of Appeal's decision. This matter may be subject to review by the United States Supreme Court. This decision could lead to other adverse rulings by state appellate courts.

In Jimmie Lee Brown, another state court case against R.J. Reynolds, the trial court tried the case in two phases. In the first phase, the jury determined that the smoker was addicted to cigarettes that contained nicotine and that his addiction was a legal cause of his death, thereby establishing he was an Engle class member. In the second phase, the jury determined whether the plaintiff established legal cause and damages with regard to each of the underlying claims.   The jury found in favor of plaintiff in both phases.  In September 2011, the Fourth District Court of Appeal affirmed the judgment entered in plaintiff's favor and approved the trial court's procedure of bifurcating the trial.  The Fourth District Court of Appeal agreed with Martin that individual post-Engle plaintiffs need not prove conduct elements as part of their burden of proof, but disagreed with Martin to the extent that

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

the First District Court of Appeal only required a finding that the smoker was a class member to establish legal causation as to addiction and the underlying claims.  The Fourth District Court of Appeal held that in addition to establishing class membership, Engle progeny plaintiffs must also establish legal causation and damages as to each claim asserted.  In so finding, the Fourth District Court of Appeal's decision in Jimmie Lee Brown is in conflict with Martin.  In dicta, the Fourth District Court of Appeal further voiced concern that the preclusive effect of the Engle findings violates the tobacco company defendants' due process rights and, in the special concurring opinion, the court emphasized that until the Florida Supreme Court gives trial courts guidance as to what it intended by its Engle decision, trial courts will continue to play “a form of  legal poker.”   In September 2011, R.J. Reynolds filed a motion asking the Fourth District Court of Appeal to certify the case to the Florida Supreme Court for review, which was denied in October 2011.

In the Rey case, another state court Engle progeny case pending against all Engle defendants and the Company, the trial court entered final summary judgment on all claims in favor of the moving defendants, the Company, Liggett and Lorillard (the "Moving Defendants”) based on what has been referred to in the progeny litigation as the "Liggett Rule."  The Liggett Rule stands for the proposition that a manufacturer cannot have liability to a smoker under any asserted claim if the smoker did not use a product manufactured by that particular defendant.  The Liggett Rule is based on the entry of final judgment in favor of Liggett/Brooke Group in Engle on all of the claims asserted against them by class representatives Mary Farnan and Angie Della Vecchia, even though the Florida Supreme Court upheld as res judicata the generic finding that Liggett/Brooke Group engaged in a conspiracy to commit fraud by concealment. In September 2011, the Third District Court of Appeal affirmed in part and reversed in part holding that the Moving Defendants were entitled to summary judgment on all claims asserted against them other than the claim for civil conspiracy.  The Moving Defendants have filed motions for rehearing.  This issue is also pending and fully briefed before the Fifth District Court of Appeal in other progeny cases in which summary judgment was granted in favor of non-use defendants.

Other Class Actions. In Smith v. Philip Morris, a Kansas state court case filed in February 2000, plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs seek to recover an unspecified amount in actual and punitive damages. Class certification was granted in November 2001. Discovery is ongoing. In November 2010, defendants filed a motion for summary judgment. In addition to joining that summary judgment motion, Liggett filed its own summary judgment motion in June 2011. Briefing is complete.

Class action suits have been filed in a number of states against cigarette manufacturers, alleging, among other things, that use of the terms “light” and “ultra light” constitutes unfair and deceptive trade practices. In December 2008, the United States Supreme Court, in Altria Group v. Good, ruled that the Federal Cigarette Labeling and Advertising Act did not preempt the state law claims asserted by the plaintiffs and that they could proceed with their claims under the Maine Unfair Trade Practices Act. The case was returned to the federal court in Maine and consolidated with other federal cases. In June 2011, plaintiffs voluntarily dismissed the case without prejudice after the district court denied plaintiffs' motion for class certification. The Good decision has resulted in the filing of additional “lights” class action cases in other states against other cigarette manufacturers. Although Liggett was not a defendant in the Good case, and is not a defendant in most of the other “lights” class actions, an adverse ruling or commencement of additional “lights” related class actions could have a material adverse effect on the Company.

In November 1997, in Young v. American Tobacco Co., a purported personal injury class action was commenced on behalf of plaintiff and all similarly situated residents in Louisiana who, though not themselves cigarette smokers, are alleged to have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. In October 2004, the trial court stayed this case pending the outcome of an appeal in another matter, which is now concluded.

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

In June 1998, in Cleary v. Philip Morris, a putative class action was brought in Illinois state court on behalf of persons who were allegedly injured by: (i) defendants' purported conspiracy to conceal material facts regarding the addictive nature of nicotine; (ii) defendants' alleged acts of targeting their advertising and marketing to minors; and (iii) defendants' claimed breach of the public's right to defendants' compliance with laws prohibiting the

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

distribution of cigarettes to minors. Plaintiffs sought disgorgement of all profits unjustly received through defendants' sale of cigarettes to plaintiffs and the class. In March 2009, plaintiffs filed a third amended complaint adding, among other things, allegations regarding defendants' sale of “lights” cigarettes. The case was then removed to federal court on the basis of this new claim. In November 2009, plaintiffs filed a revised motion for class certification as to the three proposed classes, which motion was denied by the court. In February 2010, the court granted summary judgment in favor of defendants as to all claims, other than a “lights” claim involving another cigarette manufacturer. The court granted leave to the plaintiffs to reinstate the motion as to the addiction claims. Plaintiffs filed a Fourth Amended Complaint in an attempt to resurrect their addiction claims. In June 2010, the court granted defendants' motion to dismiss the Fourth Amended Complaint and in July 2010, the court denied plaintiffs' motion for reconsideration. In August 2011, the United States Court of Appeals for the Seventh Circuit affirmed the district court's decision. In September 2011, plaintiffs petitioned for rehearing en banc.

In April 2001, in Brown v. Philip Morris USA, a California state court granted in part plaintiffs' motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants' cigarettes “during the applicable time period” and who were exposed to defendants' marketing and advertising activities in California. In March 2005, the court granted defendants' motion to decertify the class based on a recent change in California law. In June 2009, the California Supreme Court reversed and remanded the case to the trial court for further proceedings regarding whether the class representatives have, or can, demonstrate standing. In August 2009, the California Supreme Court denied defendants' rehearing petition and issued its mandate. In September 2009, plaintiffs sought reconsideration of the court's September 2004 order finding that plaintiffs' allegations regarding “lights” cigarettes are preempted by federal law, in light of the United States Supreme Court decision in Good. In March 2010, the trial court granted reconsideration of its September 2004 order granting partial summary judgment to defendants with respect to plaintiffs' “lights” claims on the basis of judicial decisions issued since its order was issued, including Good, thereby reinstating plaintiffs' “lights” claims. Since the trial court's prior ruling decertifying the class was reversed on appeal by the California Supreme Court, the parties and the court are treating all claims currently being asserted by the plaintiffs as certified, subject, however, to defendants' challenge to the class representatives standing to assert their claims. In December 2010, defendants filed a motion for a determination that the class representatives set forth in plaintiffs' tenth amended complaint lacked standing to pursue the claims. The motion was granted by the court. Plaintiffs moved to file an amended complaint adding new class representatives, which motion was granted by the court and in July 2011, plaintiffs filed their eleventh amended complaint adding new putative class representatives. Defendants will file their response on or before November 10, 2011. Oral argument is scheduled for January 24, 2012 to consider the defendants' challenge to the new class representatives. A trial date has been scheduled for September 14, 2012.

Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action, which commenced in June 2010 and ended in a mistrial. The rescheduled trial commenced on October 17, 2011. If the case were to proceed against Liggett, it is estimated that Liggett could be a defendant in approximately 100 of the individual cases.

In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers. Adverse decisions in these cases could have a material adverse affect on Liggett's sales volume, operating income and cash flows.

Health Care Cost Recovery Actions

As of September 30, 2011, there was one Health Care Cost Recovery Action pending against Liggett, but this case is inactive. Other cigarette manufacturers are also named as defendants. The claims asserted in health care cost recovery actions vary. Although, typically, no specific damage amounts are pled, it is possible that requested damages might be in the billions of dollars. In these cases, plaintiffs typically assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Relief sought by some, but not all, plaintiffs include punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees.

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

In June 2005, the Jerusalem District Court in Israel added Liggett as a defendant in an action commenced in 1998 by the largest private insurer in that country, General Health Services, against the major United States cigarette manufacturers. The plaintiff seeks to recover the past and future value of the total expenditures for health care services provided to residents of Israel resulting from tobacco related diseases, court ordered interest for past expenditures from the date of filing the statement of claim, increased and/or punitive and/or exemplary damages and costs. The court ruled that, although Liggett had not sold product in Israel since at least 1978, it might still have liability for cigarettes sold prior to that time. In July 2011, the Israeli Supreme Court rejected the plaintiff's claims. Although the plaintiff requested a rehearing with an extended panel of justices, Liggett was dismissed from the action.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Upcoming Trials

As of September 30, 2011, there were 49 Engle progeny cases scheduled for trial through September 30, 2012. The Company and/or Liggett and other cigarette manufacturers are currently named as defendants in each of these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. No other cases are currently scheduled for trial. Trial dates are subject to change.

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

For 2003 - 2010, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco withheld payment associated with these NPM Adjustment amounts. For 2003, Liggett and Vector Tobacco paid the NPM adjustment amount of $9,345 to the Settling States although both companies continue to dispute that this amount is owed. The total amount withheld (or paid into a disputed payment account) by Liggett and Vector Tobacco for 2004 - 2010 was $46,938. At September 30, 2011, included in “Other assets” on the Company's condensed consolidated balance sheet was a noncurrent receivable of $6,542 relating to the $9,345 payment.

The following amounts have not been expensed by the Company as they relate to Liggett and Vector Tobacco's NPM Adjustment claims: $6,542 for 2003, $3,789 for 2004 and $800 for 2005. Liggett and Vector Tobacco have expensed all disputed amounts related to the NPM Adjustment since 2005.

Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation was filed in 49 Settling States over the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. All but one of the 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable. All 47 of those decisions are final. One court, the Montana Supreme Court, ruled that Montana's claim of diligent enforcement must be litigated. The United States Supreme Court denied certiorari with respect to that opinion. In response to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. In June 2010, the three person arbitration panel was selected and procedural hearings, discovery and briefing on legal issues of general application commenced. Discovery should conclude by the end of 2011, and substantive hearings are currently scheduled to commence in the second quarter of 2012. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any potential 2003 NPM adjustment. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.

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

The change in the method of calculation could result in Liggett owing, at a minimum, approximately $10,500, plus interest, of additional MSA payments for prior years, because the proposed change from “gross” to “net” units would serve to lower Liggett's market share exemption under the MSA. The Company estimates that Liggett's future MSA payments would be at least approximately $2,300 higher if the method of calculation is changed. No amounts have been expensed or accrued in the accompanying condensed consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute. There can be no assurance that Liggett will not be required to make additional payments, which payments could adversely affect the Company's consolidated financial position, results of operations or cash flows. In August 2011, Liggett received notice from several states seeking to initiate arbitration as to this matter. The parties are currently engaged in discussions regarding procedures for the arbitration and in selection of the arbitrators.

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

In October 2008, Vibo Corporation, Inc., d/b/a General Tobacco (“Vibo”) commenced litigation in the United States District Court for the Western District of Kentucky against each of the Settling States and certain Participating Manufacturers, including Liggett and Vector Tobacco. Vibo sought damages from Participating Manufacturers under antitrust laws. Vibo alleged, among other things, that the market share exemptions (i.e., grandfathered shares) provided to certain SPMs under the MSA, including Liggett and Vector Tobacco, violate federal antitrust and constitutional law. In January 2009, the district court dismissed the complaint. In January 2010, the court entered final judgment in favor of the defendants. Vibo appealed to the United States Court of Appeals for the Sixth Circuit, and the case was argued on October 6, 2011.  A decision is pending.

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

Cautionary Statement. Management is not able to predict the outcome of the litigation pending or threatened against Liggett. Litigation is subject to many uncertainties. For example, the jury in the Lukacs case, an Engle progeny case tried in 2002, awarded $24,835 in compensatory damages plus interest against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict was affirmed on appeal and Liggett paid $14,361 in June 2010. Through September 30, 2011, Liggett has been found liable in five other Engle progeny cases. These cases are currently on appeal. As a result of the Engle decision, 5,771 lawsuits are pending against the Company and Liggett. Other cigarette manufacturers are also currently named as defendants in these cases. Liggett has also had verdicts entered against it in other individual cases, which verdicts were affirmed on appeal and, thereafter, satisfied by Liggett. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may attempt to settle particular cases if it believes it is in its best interest to do so.

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

Other Matters:

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

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2014. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands' obligation under the agreement was immaterial at September 30, 2011.

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

The Company's income tax expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Income before provision for income taxes	$30,000	$17,536	$110,868	$66,998
Income tax expense using estimated annual effective income tax rate	11,920	6,973	44,051	26,623
Impact of discrete item, net	—		464	—
Changes in effective tax rates	1,401	691	—	—
Reduction of valuation allowance	(870)	—	(870)	(500)
Reversal of unrecognized tax benefits	—	(1,035)	—	(1,193)
Income tax expense	$12,451	$6,629	$43,645	$24,930

The discrete item for the nine months ended September 30, 2011 related to the Company's nondeductible loss on extinguishment of debt. The Company recorded a benefit of $870 and $870 for the three and nine months ended September 30, 2011. The Company recorded a benefit of $0 and $500 for the three and nine months ended September 30, 2010 resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The valuation allowance was reduced for the recognition of state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.

7.	NEW VALLEY LLC

The components of “Investments in non-consolidated real estate businesses” were as follows:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2011	December 31, 2010
Douglas Elliman Realty LLC	$54,702	$46,421
New Valley Oaktree Chelsea Eleven LLC	8,018	10,958
Fifty Third-Five Building LLC	18,000	18,000
Sesto Holdings S.r.l.	5,037	5,037
1107 Broadway	5,489	—
Lofts 21 LLC	900	—
Investments in non-consolidated real estate businesses	$92,146	$80,416

Residential Brokerage Business. New Valley recorded income of $5,496 and $6,300 for the three months ended September 30, 2011 and 2010, respectively, and income of $14,297 and $18,078 for the nine months ended September 30, 2011 and 2010, respectively, associated with Douglas Elliman Realty, LLC. New Valley received cash distributions from Douglas Elliman Realty, LLC of $2,216 and $3,199 for the three months ended September 30, 2011 and 2010, respectively and $6,016 and $8,384 for the nine months ended September 30, 2011 and 2010, respectively. The summarized financial information of Douglas Elliman Realty, LLC is as follows:

	September 30, 2011	December 31, 2010
Cash	$61,361	$45,032
Other current assets	5,007	5,989
Property, plant and equipment, net	14,612	15,556
Trademarks	21,663	21,663
Goodwill	38,481	38,424
Other intangible assets, net	1,144	1,337
Other non-current assets	3,099	3,416
Notes payable - current	592	1,067
Other current liabilities	19,996	21,765
Notes payable - long term	733	1,129
Other long-term liabilities	10,265	10,500
Members' equity	113,781	96,956

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$96,989	$92,150	$271,386	$267,329
Costs and expenses	86,027	79,472	243,141	230,300
Depreciation expense	820	918	2,634	2,683
Amortization expense	64	87	190	252
Other income	517	794	1,904	1,632
Interest expense, net	16	55	99	500
Income tax expense	317	376	821	1,082
Net income	$10,262	$12,036	$26,405	$34,144

Aberdeen Townhomes LLC. In February 2011 and June 2011, Aberdeen sold its two remaining townhomes for $11,635 and $7,994, respectively, and recorded a gain on sale of townhomes of $10 and $3,722 for the three and nine months ended September 30, 2011.

New Valley Oaktree Chelsea Eleven, LLC. Chelsea sold two and twelve units during the three and nine months ended September 30, 2011. As of September 30, 2011, Chelsea had completed the sales of 51 of the 54 residential units.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of September 30, 2011, Chelsea Eleven LLC had approximately $22,121 of total assets and $1,524 of total liabilities, excluding amounts owed to New Valley Oaktree Chelsea Eleven LLC.

The Company received net distributions of $4,327 and $1,422 from New Valley Oaktree Chelsea Eleven LLC for the three months ended September 30, 2011 and 2010, respectively. The Company received net distributions of $5,940 and $498 from New Valley Oaktree Chelsea Eleven LLC for the nine months ended September 30, 2011 and 2010, respectively. New Valley recorded equity income of $1,000 and $3,000 for the three and nine months ended September 30, 2011, related to New Valley Chelsea. New Valley recorded no equity income for the three and nine months ended September 30, 2010, related to New Valley Chelsea. The Company's maximum exposure to loss on our investment in New Valley Chelsea Eleven LLC is $8,018 at September 30, 2011.

Fifty Third-Five Building LLC.  In 2010, New Valley, through its NV 955 LLC subsidiary, contributed $18,000 to a joint venture, Fifty Third-Five Building LLC (“JV”), of which it owns 50%.  In 2010, the JV acquired a defaulted real estate loan, collateralized by real estate located in New York City for approximately $35,500.  The previous lender had commenced proceedings seeking to foreclose its mortgage. Upon acquisition of the loan, the JV succeeded to the rights of the previous lender in the litigation.  On April 27, 2011, the court granted the JV's motion for summary judgment, dismissing certain substantive defenses raised by the borrower and the other named parties. Thereafter, the borrower challenged the validity of the assignment from the previous lender to the JV. A decision by the court is pending.

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

1107 Broadway.  In 2011, New Valley LLC invested $5,489 for an approximate indirect 5% interest in MS/WG 1107 Broadway Holdings LLC. In September 2011, MS/WG 1107 Broadway Holdings LLC acquired the 1107 Broadway property in Manhattan, NY. The joint venture plans to develop the property, which was formerly part of the International Toy Center, into luxury residential condominiums with ground floor retail space.  New Valley's maximum exposure on its investment in MS/WG 1107 Broadway Holdings LLC is $5,489 at September 30, 2011. New Valley LLC will account for MS/WG 1107 Broadway Holdings LLC under the equity method of accounting. MS/WG 1107 Broadway Holdings LLC is a variable interest entity; however, New Valley LLC is not the primary beneficiary.

St. Regis Hotel, Washington, D.C. In June 2011, the Company received $300 in distributions related to its former interest in the St. Regis Hotel. The Company recorded income of $300 for the nine months ended September 30, 2011, related to its interest in the St. Regis Hotel. The Company does not anticipate receiving any additional payments related to the sale of the tax credits related to its former interest in St. Regis Hotel.

NV SOCAL LLC. On October 28, 2011, a newly-formed joint venture, between affiliates of New Valley LLC and Winthrop Realty Trust, entered into an agreement with Wells Fargo Bank to acquire a $117,900 C-Note (the “C-Note”) for a purchase price of $96,700.  The C-Note is the most junior tranche of a $796,000 first mortgage loan originated in July 2007 which is collateralized by a 31 property portfolio of office properties situated throughout southern California, consisting of approximately 4.5 million square feet.  The C-Note bears interest at a rate per annum of LIBOR plus 310 basis points, requires payments of interest only prior to maturity and matures on August 9, 2012.  The transaction is scheduled to close on or before November 4, 2011.  New Valley will initially invest $25,000 million and will own a 26% interest in the joint venture.

Investment in Escena:

The components of the Company's investment in Escena are as follows:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2011	December 31, 2010
Land and land improvements	$11,112	$11,112
Building and building improvements	1,526	1,471
Other	1,220	1,144
	13,858	13,727
Less accumulated depreciation	(615)	(373)
	$13,243	$13,354

The Company recorded an operating loss of approximately $544 and $682 for the three months ended September 30, 2011 and 2010, respectively, from its investment in Escena. The Company recorded an operating loss of $261 and $564 for the nine months ended September 30, 2011 and 2010, respectively, from Escena.

8.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of September 30, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$271,110	$271,110	$—	$—
Certificates of deposit	2,235	—	2,235	—
Bonds	4,573	4,573	—	—
Investment securities available for sale	58,935	56,421	2,514	—
Total	$336,853	$332,104	$4,749	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$128,236	$—	$—	$128,236

	Fair Value Measurements as of December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$267,333	$267,333	$—	$—
Certificates of deposit	2,773	—	2,773	—
Bonds	5,300	5,300	—	—
Investment securities available for sale	78,754	74,640	4,114	—
Total	354,160	347,273	6,887	—

Liabilities:
Fair value of derivatives embedded within convertible debt	$141,492	$—	$—	$141,492

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

The fair value of derivatives embedded within convertible debt were derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt are presented on the Condensed Consolidated Statements of Operations. The fair value of derivatives embedded within convertible debt was $128,236 and $140,280 as of September 30, 2011 and 2010, respectively. The income of $13,248 and $12,735 from the embedded derivatives in the nine months ended September 30, 2011 and 2010, respectively, were primarily the result of declining spreads between corporate convertible debt and risk free investments offset by interest payments during the period.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of September 30, 2011 and 2010, respectively.

9.	SEGMENT INFORMATION

The Company's significant business segments for the three and nine months ended September 30, 2011 and 2010 were Tobacco and Real Estate.  The Tobacco segment consists of the manufacture and sale of cigarettes and the research related to reduced risk products.  The Real Estate segment includes the Company's investments in consolidated and non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company's operations before taxes for the three and nine months ended September 30, 2011 and 2010 follows:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

			Real	Corporate
	Tobacco		Estate	and Other	Total
Three months ended September 30, 2011
Revenues	$288,995		$—	$—	$288,995
Operating income (loss)	42,888		(947)	(4,086)	37,855
Equity income from non-consolidated real estate businesses	—		6,496	—	6,496
Depreciation and amortization	2,337		82	194	2,613

Three months ended September 30, 2010
Revenues	$295,124		$—	$—	$295,124
Operating income (loss)	35,531	(1)	(682)	(4,973)	29,876
Equity income from non-consolidated real estate businesses	—		7,060	—	7,060
Depreciation and amortization	2,062		76	578	2,716

Nine months ended September 30, 2011
Revenues	$840,553		$—	$—	$840,553
Operating income (loss)	121,527		(1,277)	(12,952)	107,298
Equity income from non-consolidated real estate businesses	—		17,597	—	17,597
Depreciation and amortization	6,721		242	968	7,931
Capital expenditures	8,129		139	201	8,469

Nine months ended September 30, 2010
Revenues	$785,671		$—	$—	$785,671
Operating income (loss)	96,490	(2)	(564)	(13,955)	81,971
Equity income from non-consolidated real estate businesses	—		18,838	—	18,838
Depreciation and amortization	6,254		220	1,737	8,211
Capital expenditures	15,319		384	27	15,730
______________________________

(1)	Operating income includes a non-recurring settlement charge of $3,000.

(2)	Operating income includes litigation judgment expense of $14,361 and a non-recurring settlement charge of $3,000.

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

Certain revisions have been made to the Company's condensed consolidating balance sheet as of December 31, 2010 to conform to the 2011 presentation. The revisions decreased parent "Investment in consolidated subsidiaries" by $78,875, "Investment securities available for sale" by $29,753, "Other current assets" by $923, the current liability, "Deferred income taxes," by $6,305, and the liability "Deferred income taxes" by $103,246. The revisions increased subsidiary guarantors' "Investment securities available for sale" by $29,753, "Other current assets" by $923 and the current liability, "Deferred Income taxes," by $6,305. The revisions decrease subsidiary guarantors' asset "Deferred income taxes" by $103,246 and "Stockholders' equity (deficiency)" by $78,875. The consolidating adjustments for the asset "Deferred income taxes" of $103,246 and the liability "Deferred income taxes" of $103,246 have been eliminated.

Certain revisions have been made to the Company's condensed consolidating statement of cash flows for the

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

nine months ended September 30, 2010 to conform to the 2011 presentation. The revisions increased parent "Purchase of investment securities" by $1,980 and decreased parent "Investment in subsidiaries" by $1,983 and "Cash and cash equivalents, end of period" by $3. The revisions increased subsidiary guarantors' "Capital contributions received" by $1,983 and "Cash and cash equivalents, end of period" by $3 and decreased subsidiary guarantors' "Purchase of investment securities" by $1,980.

The Company's consolidated financial information for the three and nine months ended September 30, 2010 and as of December 31, 2010 has not changed. The Company does not believe these revisions are material to the consolidating financial information as of December 31, 2010 or any prior periods' consolidating financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		September 30, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$308,203	$19,650	$558	$—	$328,411
Investment securities available for sale	33,651	25,284	—	—	58,935
Accounts receivable - trade	—	17,512	4	—	17,516
Intercompany receivables	73	—	—	(73)	—
Inventories	—	110,538	1	—	110,539
Deferred income taxes	35,143	3,106	—	—	38,249
Income taxes receivable	46,134	—	—	(46,134)	—
Restricted assets	—	1,477	—	—	1,477
Other current assets	1,047	3,129	96	—	4,272
Total current assets	424,251	180,696	659	(46,207)	559,399
Property, plant and equipment, net	724	55,174	—	—	55,898
Investment in Escena, net	—	—	13,243	—	13,243
Long-term investments accounted for at cost	4,777	—	898	—	5,675
Long-term investments accounted for under the equity method	16,863	—	—	—	16,863
Investments in non- consolidated real estate businesses	—	—	92,146	—	92,146
Investments in consolidated subsidiaries	170,211	—	—	(170,211)	—
Restricted assets	2,159	6,630	—	—	8,789
Deferred income taxes	12,752	6,772	8,489	—	28,013
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	15,098	—	—	15,098
Other assets	13,128	15,189	—	—	28,317
Total assets	$644,865	$387,070	$115,435	$(216,418)	$930,952
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$16,151	$10,577	$136	$—	$26,864
Current portion of fair value of derivatives embedded within convertible debt	77,176	—	—	—	77,176
Current portion of employee benefits	—	1,014	—	—	1,014
Accounts payable	511	4,725	336	—	5,572
Intercompany payables	—	73	—	(73)	—
Accrued promotional expenses	—	16,158	—	—	16,158
Income taxes payable, net	—	6,707	45,532	(46,134)	6,105
Accrued excise and payroll taxes payable, net	—	3,584	—	—	3,584
Settlement accruals	—	117,668	—	—	117,668
Deferred income taxes	25,166	4,399	—	—	29,565
Accrued interest	9,346	—	—	—	9,346
Other current liabilities	5,492	7,624	648	—	13,764
Total current liabilities	133,842	172,529	46,652	(46,207)	306,816
Notes payable, long-term debt and other obligations, less current portion	476,076	14,400	253	—	490,729
Fair value of derivatives embedded within convertible debt	51,060	—	—	—	51,060
Non-current employee benefits	22,147	17,518	—	—	39,665
Deferred income taxes	27,597	29,251	2,030	—	58,878
Other liabilities	813	48,875	786	—	50,474
Total liabilities	711,535	282,573	49,721	(46,207)	997,622
Commitments and contingencies
Stockholders' deficiency	(66,670)	104,497	65,714	(170,211)	(66,670)
Total liabilities and stockholders' deficiency	$644,865	$387,070	$115,435	$(216,418)	$930,952

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$283,409	$16,214	$202	$—	$299,825
Investment securities available for sale	49,001	29,753	—	—	78,754
Accounts receivable - trade	—	1,846	3	—	1,849
Intercompany receivables	62	—	—	(62)	—
Inventories	—	107,079	—	—	107,079
Deferred income taxes	27,470	4,316	—	—	31,786
Income taxes receivable	51,260	—	—	(51,260)	—
Restricted assets	—	2,310	351	—	2,661
Other current assets	406	4,258	145	—	4,809
Total current assets	411,608	165,776	701	(51,322)	526,763
Property, plant and equipment, net	609	54,803	—	—	55,412
Investment in Escena, net	—	—	13,354	—	13,354
Long-term investments accounted for at cost	45,134	—	899	—	46,033
Long-term investments accounted for under the equity method	10,954	—	—	—	10,954
Investments in non- consolidated real estate businesses	—	—	80,416	—	80,416
Investment in townhomes	—	—	16,275	—	16,275
Investments in consolidated subsidiaries	180,719	—	—	(180,719)	—
Restricted assets	2,673	6,021	—	—	8,694
Deferred income taxes	22,742	3,075	12,011	—	37,828
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	13,935	—	—	13,935
Other assets	17,710	14,710	—	—	32,420
Total assets	$692,149	$365,831	$123,656	$(232,041)	$949,595
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$11,000	$40,222	$123	$—	$51,345
Current portion of fair value of derivatives embedded within convertible debt	480	—	—	—	480
Current portion of employee benefits	—	1,014	—	—	1,014
Accounts payable	1,098	6,405	1,524	—	9,027
Intercompany payables	—	62	—	(62)	—
Accrued promotional expenses	—	14,327	—	—	14,327
Income taxes payable, net	—	20,719	42,158	(51,260)	11,617
Accrued excise and payroll taxes payable, net	—	18,523	—	—	18,523
Settlement accruals	—	48,071	—	—	48,071
Deferred income taxes	28,317	8,646	—	—	36,963
Accrued interest	20,824	—	—	—	20,824
Other current liabilities	6,530	7,670	481	—	14,681
Total current liabilities	68,249	165,659	44,286	(51,322)	226,872
Notes payable, long-term debt and other obligations, less current portion	484,675	21,020	357	—	506,052
Fair value of derivatives embedded within convertible debt	141,012	—	—	—	141,012
Non-current employee benefits	21,047	17,695	—	—	38,742
Deferred income taxes	23,262	28,118	435	—	51,815
Other liabilities	138	30,520	678	—	31,336
Total liabilities	738,383	263,012	45,756	(51,322)	995,829
Commitments and contingencies
Stockholders' deficiency	(46,234)	102,819	77,900	(180,719)	(46,234)
Total liabilities and stockholders' deficiency	$692,149	$365,831	$123,656	$(232,041)	$949,595

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$288,995	$—	$—	$288,995
Expenses:
Cost of goods sold	—	227,863	—	—	227,863
Operating, selling, administrative and general expenses	5,693	16,637	947	—	23,277
Management fee expense	—	2,209	—	(2,209)	—
Operating (loss) income	(5,693)	42,286	(947)	2,209	37,855
Other income (expenses):
Interest expense	(24,265)	(1,148)	(8)	—	(25,421)
Changes in fair value of derivatives embedded within convertible debt	4,386	—	—	—	4,386
Loss on extinquishment of debt	—	—	—	—	—
Equity income on non-consolidated real estate businesses	—	—	6,496	—	6,496
Equity loss on long-term investments	(1,699)	—	—	—	(1,699)
Gain on investment securities available for sale	—	6,017	—	—	6,017
Gain on liquidation of long-term investment	2,221	—	—	—	2,221
Gain on sale of townhome	—	—	10	—	10
Equity income in consolidated subsidiaries	30,119	—	—	(30,119)	—
Management fee income	2,209	—	—	(2,209)	—
Other, net	121	14	—	—	135
Income before provision for income taxes	7,399	47,169	5,551	(30,119)	30,000
Income tax benefit (expense)	10,150	(19,894)	(2,707)	—	(12,451)
Net income	$17,549	$27,275	$2,844	$(30,119)	$17,549

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$295,124	$—	$—	$295,124
Expenses:
Cost of goods sold	—	239,160	—	—	239,160
Operating, selling, administrative and general expenses	5,579	19,792	717	—	26,088
Litigation judgment expense	—	—	—	—	—
Management fee expense	—	2,130	—	(2,130)	—
Operating (loss) income	(5,579)	34,042	(717)	2,130	29,876
Other income (expenses):
Interest expense	(21,297)	(204)	(10)	—	(21,511)
Changes in fair value of derivatives embedded within convertible debt	1,660	—	—	—	1,660
Equity income on non-consolidated real estate businesses	—	—	7,060	—	7,060
Equity loss on long-term investments	(436)	—	—	—	(436)
Gain on investment securities available for sale	708	—	—	—	708
Equity income in consolidated subsidiaries	22,243	—	—	(22,243)	—
Management fee income	2,130	—	—	(2,130)	—
Other, net	168	11	—	—	179
Income before provision for income taxes	(403)	33,849	6,333	(22,243)	17,536
Income tax benefit (expense)	11,310	(15,368)	(2,571)	—	(6,629)
Net income	$10,907	$18,481	$3,762	$(22,243)	$10,907

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Nine Months Ended September 30, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$840,553	$—	$—	$840,553
Expenses:
Cost of goods sold	—	664,113	—	—	664,113
Operating, selling, administrative and general expenses	17,451	50,414	1,277	—	69,142
Management fee expense	—	6,626	—	(6,626)	—
Operating (loss) income	(17,451)	119,400	(1,277)	6,626	107,298
Other income (expenses):
Interest expense	(73,515)	(1,891)	(25)	—	(75,431)
Changes in fair value of derivatives embedded within convertible debt	13,248	—	—	—	13,248
Loss on extinguishment of debt	(1,217)	—	—	—	(1,217)
Equity income on non-consolidated real estate businesses	—	—	17,597	—	17,597
Equity loss on long-term investments	(1,090)	—	—	—	(1,090)
Gain on investment securities available for sale	—	20,558	—	—	20,558
Gain on liquidation of long-term investment	25,832	—	—	—	25,832
Gain on sales of townhomes	—	—	3,722	—	3,722
Equity income in consolidated subsidiaries	97,274	—	—	(97,274)	—
Management fee income	6,626	—	—	(6,626)	—
Other, net	315	36	—	—	351
Income before provision for income taxes	50,022	138,103	20,017	(97,274)	110,868
Income tax benefit (expense)	17,201	(52,354)	(8,492)	—	(43,645)
Net income	$67,223	$85,749	$11,525	$(97,274)	$67,223

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Nine Months Ended September 30, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$785,671	$—	$—	$785,671
Expenses:
Cost of goods sold	—	620,065	—	—	620,065
Operating, selling, administrative and general expenses	16,713	51,871	690	—	69,274
Litigation judgment expense	—	14,361			14,361
Management fee expense	—	6,391	—	(6,391)	—
Operating (loss) income	(16,713)	92,983	(690)	6,391	81,971
Other income (expenses):
Interest expense	(60,412)	(642)	(32)	—	(61,086)
Changes in fair value of derivatives embedded within convertible debt	12,735	—	—	—	12,735
Equity income on non-consolidated real estate businesses	—	—	18,838	—	18,838
Equity income on long-term investments	2,334	—	—	—	2,334
Gain on investment securities available for sale	11,819	—	—	—	11,819
Equity income in consolidated subsidiaries	83,164	—	—	(83,164)	—
Management fee income	6,391	—	—	(6,391)	—
Other, net	360	27	—	—	387
Income before provision for income taxes	39,678	92,368	18,116	(83,164)	66,998
Income tax benefit (expense)	2,390	(19,965)	(7,355)	—	(24,930)
Net income	$42,068	$72,403	$10,761	$(83,164)	$42,068

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$63,422	$124,989	$5,108	$(129,504)	$64,015
Cash flows from investing activities:
Sale of investment securities	—	28,102	—	—	28,102
Purchase of investment securities	—	(2,847)	—	—	(2,847)
Proceeds from sale or liquidation of long-term investments	66,190	—	—	—	66,190
Purchase of long-term investments	(10,000)	—	—	—	(10,000)
Investments in non-consolidated real estate businesses	—	—	(7,201)	—	(7,201)
Distributions from non-consolidated real estate businesses	—	—	6,752	—	6,752
Proceeds from sale of townhomes	—	—	19,629	—	19,629
Increase in cash surrender value of life insurance policies	(315)	(402)	—	—	(717)
Decrease in non-current restricted assets	514	224	—	—	738
Issuance of notes receivable	(216)	—	—	—	(216)
Investments in subsidiaries	(3,463)	—	—	3,463	—
Proceeds from sale of fixed assets	—	147	9	—	156
Capital expenditures	(201)	(8,129)	(139)	—	(8,469)
Net cash provided by investing activities	52,509	17,095	19,050	3,463	92,117
Cash flows from financing activities:
Proceeds from debt issuance	—	2,823	—	—	2,823
Repayments of debt	—	(3,431)	(91)	—	(3,522)
Borrowings under revolver	—	769,247	—	—	769,247
Repayments on revolver	—	(804,957)	—	—	(804,957)
Capital contributions received	—	3,220	243	(3,463)	—
Intercompany dividends paid	—	(105,550)	(23,954)	129,504	—
Dividends and distributions on common stock	(92,987)	—	—	—	(92,987)
Proceeds from exercise of Vector options	1,029	—	—	—	1,029
Tax benefit of options exercised	821	—	—	—	821
Net cash (used in) provided by financing activities	(91,137)	(138,648)	(23,802)	126,041	(127,546)
Net increase in cash and cash equivalents	24,794	3,436	356	—	28,586
Cash and cash equivalents, beginning of period	283,409	16,214	202	—	299,825
Cash and cash equivalents, end of period	$308,203	$19,650	$558	$—	$328,411

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30, 2010
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$73,763	$182,382	$(6,030)	$(149,052)	$101,063
Cash flows from investing activities:
Sale of investment securities	16,140	—	—	—	16,140
Purchase of investment securities	(7,414)	(1,980)	—	—	(9,394)
Proceeds from sale of or liquidation of long-term investments	1,106	—	—	—	1,106
Purchase of long-term investments	(5,000)	—	(62)	—	(5,062)
Investments in non-consolidated real estate businesses	—	—	(4,033)	—	(4,033)
Purchase of Aberdeen mortgages	(13,462)	—	—	—	(13,462)
Distributions from non-consolidated real estate businesses	—	—	3,539	—	3,539
Increase in cash surrender value of life insurance policies	(513)	(405)	—	—	(918)
(Increase) decrease in non-current restricted assets	449	370	(435)	—	384
Issuance of notes receivable	(720)	—	—	—	(720)
Cash acquired in Aberdeen consolidation	—	—	473	—	473
Proceeds from sale of fixed assets	—	187	—	—	187
Investments in subsidiaries	(5,805)	—	—	5,805	—
Capital expenditures	(63)	(15,319)	(348)	—	(15,730)
Net cash (used in) provided by investing activities	(15,282)	(17,147)	(866)	5,805	(27,490)
Cash flows from financing activities:
Proceeds from debt issuance	75,000	14,373	—	—	89,373
Deferred financing costs	(2,582)	—	—	—	(2,582)
Repayments of debt	—	(7,090)	(85)	—	(7,175)
Borrowings under revolver	—	732,708	—	—	732,708
Repayments on revolver	—	(750,091)	—	—	(750,091)
Capital contributions received	—	5,805	—	(5,805)	—
Intercompany dividends paid	—	(156,400)	7,348	149,052	—
Dividends and distributions on common stock	(87,797)	—	—	—	(87,797)
Proceeds from exercise of Vector options and warrants.	980	—	—	—	980
Tax benefits from exercise of Vector options and warrants	121	—	—	—	121
Net cash (used in) provided by financing activities	(14,278)	(160,695)	7,263	143,247	(24,463)
Net increase in cash and cash equivalents	44,203	4,540	367	—	49,110
Cash and cash equivalents, beginning of period	204,133	5,004	317	—	209,454
Cash and cash equivalents, end of period	$248,336	$9,544	$684	$—	$258,564

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

All of our tobacco operation's unit sales volume in 2010 and for the first nine months of 2011 was in the discount segment, which management believes has been the primary growth segment in the industry for more than a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.

Our tobacco subsidiaries' cigarettes are produced in approximately 136 combinations of length, style and packaging. Liggett's current brand portfolio includes:

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

In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT's unit volume was 9.1% for the nine months ended September 30, 2011 and 13.0% of Liggett's unit volume for the year ended December 31, 2010. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX's unit volume was 13.3% of Liggett's unit volume for the nine months ended September 30, 2011 and 18.5% for the year ended December 31, 2010. In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett's family of brands with 55.1% of Liggett's unit volume for the nine months ended September 30, 2011 and 42.6% for the year ended December 31, 2010.

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

Variable Interest Senior Convertible Debentures due 2026. We were required  to mandatorily redeem 10% of the total aggregate principal amount outstanding, or $11,000, of our 3.875% Variable Interest Senior Convertible Debentures due 2026 on June 15, 2011.  Other than the holders of $7 principal amount of the Notes, who had 10% of their aggregate principal amount of Notes mandatorily redeemed, each  holder of the notes chose to convert its pro-rata portion of the  $11,000 of principal into our common stock.  We recorded a loss of $0 and $1,217 for the three and nine months ended September 30, 2011, on the conversion of the $11,000 of notes into 685,005 shares of common stock.

New Valley Oaktree Chelsea Eleven, LLC. Chelsea sold two and twelve units during the three and nine months ended September 30, 2011. As of September 30, 2011, sales of 51 of the 54 luxury residential units have closed.

As of September 30, 2011, Chelsea Eleven LLC had approximately $22,121 of total assets and $1,524 of total liabilities, excluding amounts owed to New Valley Oaktree Chelsea Eleven LLC.

We received net distributions of $4,327 and $1,422 from New Valley Oaktree Chelsea Eleven LLC for the three months ended September 30, 2011 and 2010, respectively. We received net distributions of $5,940 and $498 from New Valley Oaktree Chelsea Eleven LLC for the nine months ended September 30, 2011 and 2010, respectively. New Valley recorded equity income of $1,000 and $3,000 for the three and nine months ended September 30, 2011, related to New Valley Chelsea. New Valley had no equity income for the three and nine months ended September 30, 2010, related to New Valley Chelsea.

Aberdeen Townhomes LLC. In February 2011 and June 2011, Aberdeen sold its two remaining townhomes for $11,635 and $7,994, respectively, net of closing costs, and recorded gain on sale of townhomes of $10 and $3,722 for the three and nine months ended September 30, 2011.

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

1107 Broadway.  In 2011, New Valley LLC invested $5,489 for an approximate indirect 5% interest in MS/WG 1107 Broadway Holdings LLC. In September 2011, MS/WG 1107 Broadway Holdings LLC acquired the 1107 Broadway property in Manhattan, NY. The joint venture plans to develop the property, which was formerly part of the International Toy Center, into luxury residential condominiums with ground floor retail space. New Valley's maximum exposure on its investment in MS/WG 1107 Broadway Holdings LLC is $5,489 at September 30, 2011. New Valley LLC will account for MS/WG 1107 Broadway Holdings LLC under the equity method of accounting. MS/WG 1107 Broadway Holdings LLC is a variable interest entity; however, New Valley LLC is not the primary beneficiary.

NV SOCAL LLC. On October 28, 2011, a newly-formed joint venture, between affiliates of New Valley LLC and Winthrop Realty Trust, entered into an agreement with Wells Fargo Bank to acquire a $117,900 C-Note (the “C-Note”) for a purchase price of $96,700.  The C-Note is the most junior tranche of a $796,000 first mortgage loan originated in July 2007 which is collateralized by a 31 property portfolio of office properties situated throughout southern California, consisting of approximately 4.5 million square feet.  The C-Note bears interest at a rate per annum of LIBOR plus 310 basis points, requires payments of interest only and matures on August 9, 2012.  The transaction is scheduled to close on or before November 4, 2011.  New Valley will initially invest $25,000 and will own a 26% interest in the joint venture.

Long-term Investments. Two of our long-term investments were liquidated in January 2011 and April 2011, respectively. We received distributions of $3,971 and $66,190 for the three and nine months ended September 30, 2011, respectively, primarily from the liquidation of two long-term investments. We recognized a gain of $2,221 and $25,832 for the three and nine months ended September 30, 2011, respectively.

Recent Developments in Tobacco-Related Litigation

The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of September 30, 2011, there were approximately 5,771 Engle progeny cases, 33 individual suits, six purported class actions and one healthcare cost recovery action pending in which Liggett or us, or both, were named as a defendant. To date, adverse verdicts have been entered against Liggett in six Engle progeny cases. As of September 30, 2011, 49 alleged Engle progeny cases, where Liggett is currently named as a defendant, were scheduled for trial through September 30, 2012.

Liggett Only Cases. There are currently seven cases pending where Liggett is the only tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases.

In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages to plaintiff and an $816 judgment was entered by the court. That judgment was affirmed on appeal and was satisfied by Liggett in March 2011. In September 2010, the court awarded plaintiff legal fees of $996. Plaintiff is appealing the amount of the attorneys' fee award. Liggett previously accrued $2,000 for the Ferlanti case. In Welch v. R.J. Reynolds and Katz v. R.J. Reynolds, both Engle progeny cases, no trial dates have been set. There has been no recent activity in Hausrath v. Philip Morris, a case pending in New York state court, where two individuals are suing. The other three individual actions, in which Liggett is the only tobacco company defendant, are dormant.

Engle Progeny Cases. In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court's July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court's reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and the Company have been named in 5,771 Engle progeny cases in both federal (2,755 cases) and state (3,016 cases) courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. These cases include approximately 8,000 plaintiffs. The number of state court Engle progeny cases may increase as multi-plaintiff cases continue to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties.

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

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three and nine months ended September 30, 2011 and 2010 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes and the research related to reduced risk products. The Real Estate segment includes our investments in consolidated and non-consolidated real estate businesses.

	Three Months Ended			Nine Months Ended
	September 30, 2011	September 30, 2010		September 30, 2011	September 30, 2010
Revenues:
Tobacco	$288,995	$295,124		$840,553	$785,671
Operating income:
Tobacco	$42,888	$35,531	(1)	$121,527	$96,490	(2)
Real Estate	(947)	(682)		(1,277)	(564)
Corporate and other	(4,086)	(4,973)		(12,952)	(13,955)
Total operating income	$37,855	$29,876		$107,298	$81,971
____________________

(1)	Operating income includes a non-recurring settlement charge of $3,000.

(2)	Operating income includes litigation judgment expense of $14,361 and a non-recurring settlement charge of $3,000.

Three Months Ended September 30, 2011 Compared to Three Months ended September 30, 2010

Revenues. All of our revenues were from the Tobacco segment for the third quarter of 2011 and 2010. Liggett increased the list price of LIGGETT SELECT, EVE, and GRAND PRIX by $0.60 per carton in January 2010, an additional $0.65 per carton in May 2010, an additional $0.75 per carton in October 2010 and an additional $0.80 per carton on October 31, 2011. The list price of LIGGETT SELECT and EVE also increased by $1.00 per carton in June 2011. The list price of GRAND PRIX also increased by $1.10 per carton in June 2011. Liggett increased the list price of PYRAMID by $1.30 per carton in January 2011 and $1.10 per carton in August 2011 .

All of our sales in 2011 and 2010 were in the discount category. For the three months ended September 30, 2011, revenues were $288,995 compared to $295,124 for the three months ended September 30, 2010. Revenues decreased by 2.1% ($6,129) due to a favorable price variance of $19,096 primarily related to increases in price of the PYRAMID offset by an unfavorable sales volume of $25,225 (approximately 177.4 million units).

Tobacco Gross Profit. Tobacco gross profit was $61,132 for the three months ended September 30, 2011 compared to $55,963 for the three months ended September 30, 2010. This represented an increase of $5,169 (9.2%) from the 2010 period. This increase was due primarily to higher prices. As a percentage of revenues (excluding federal excise taxes), Tobacco gross profit increased to 41.4% in the 2011 period compared to gross profit of 38.7% in the 2010 period due to higher prices.

Expenses. Operating, selling, general and administrative expenses were $23,277 for the three months ended September 30, 2011 compared to $26,088 for the same period last year, a decrease of $2,811 (10.8%). Tobacco expenses were $18,244 for the three months ended September 30, 2011 compared to $20,432 for the same period in the prior year. This is a decrease of $2,188, which was primarily the result of higher sales force expenses due to an increase in sales force over the last twelve months offset by the absence of a $3,000 non-recurring settlement charge that occurred in 2010. Tobacco product liability legal expenses and other litigation costs were $1,498 and $4,691 for the three months ended September 30, 2011 and 2010, respectively. Expenses at the corporate level decreased from $4,973 to $4,086 due to the timing of expenses.

Operating income. Operating income was $37,855 for the three months ended September 30, 2011 compared to $29,876 for the same period last year, an increase of $7,979 (26.7%). Tobacco segment operating income increased from $35,531 in 2010 to $42,888 in 2011 primarily due to higher prices in 2011. The real estate segment operating loss was $947 and $682 for the three months ended September 30, 2011 and 2010, respectively, related primarily to Escena's operations.

Other income (expenses). Other expenses were $7,855 for the three months ended September 30, 2011 compared to $12,340 for the same period last year. For the three months ended September 30, 2011, other expenses primarily consisted of interest expense of $25,421 and an equity loss on long-term investments of $1,699, offset by a realized gain on liquidation of long-term investment of $2,221, a realized gain on investments available for sale of $6,017, income of $4,386 from changes in fair value of derivatives embedded within convertible debt, equity income on non-consolidated real estate businesses of $6,496 and interest and other income of $135. For the three months ended September 30, 2010, other expenses primarily consisted of interest expense of $21,511 and an equity loss on a long-term investment of $436 offset by equity income on non-consolidated real estate businesses of $7,060, income of $1,660 for changes in fair value of derivatives embedded within convertible debt, a realized gain on investments available for sale of $708 and interest and other income of $179.

The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The income of $4,386 and $1,660 from the embedded derivatives in the three months ended September 30, 2011 and 2010, respectively, was primarily the result of increasing spreads between corporate convertible debt and risk free investments offset by interest payments during the period.

Income before income taxes. Income before income taxes for the three months ended September 30, 2011 was $30,000 compared to $17,536 for the three months ended September 30, 2010.

Income tax provision. The income tax provision was $12,451 and $6,629 for the three months ended September 30, 2011 and 2010, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with guidance on accounting for income taxes on interim periods. We recorded a benefit of approximately $870 for the three months ended September 30, 2011 resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The net deferred tax asset has been recognized for state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues. All of our revenues were from the Tobacco segment in the first nine months of 2011 and 2010. Liggett increased the list price of LIGGETT SELECT, EVE, and GRAND PRIX by $0.60 per carton in January 2010, an additional $0.65 per carton in May 2010, an additional $0.75 per carton in October 2010 and an additional $0.80 per carton on October 31, 2011. The list price of LIGGETT SELECT and EVE also increased by $1.00 per carton in June 2011. The list price of GRAND PRIX also increased by $1.10 per carton in June 2011. Liggett increased the list price of PYRAMID by $1.30 per carton in January 2011 and $1.10 per carton in August 2011 .

All of our sales were in the discount category in 2011 and 2010. For the nine months ended September 30, 2011, revenues were $840,553 compared to $785,671 for the nine months ended September 30, 2010. Revenues increased by 7.0% ($54,882) due to a favorable price variance of $47,763 primarily related to increases in the price of PYRAMID and a favorable sales volume of $7,119 (approximately 304.0 million units).

Tobacco gross profit. Tobacco gross profit was $176,440 for the nine months ended September 30, 2011 compared to $165,607 for the nine months ended September 30, 2010. The $10,833 (6.5%) increase was due primarily to higher volumes. As a percentage of revenues (excluding federal excise taxes), Tobacco gross profit decreased to 41.2% in the 2011 period compared to gross profit of 42.6% in the 2010 period due to sales mix.

Expenses. Operating, selling, general and administrative expenses were $69,142 for the nine months ended September 30, 2011 compared to $69,274 for the same period last year, a decrease of $132 (0.2%). Tobacco expenses were $54,913 for the nine months ended September 30, 2011 compared to $54,756, not including the $14,361 litigation judgment expense, for the nine months ended September 30, 2010. The increase of $157 was primarily the result of higher sales force expenses due to an increase in sales force over the last twelve months offset by the absence of a $3,000 non-recurring settlement charge that occurred in 2010 . Tobacco product liability legal expenses and other litigation costs were $5,216 and $8,057 for the nine months ended September 30, 2011 and 2010, respectively. In addition, we recorded $14,361 of expense associated with a litigation judgment paid in June 2010. Expenses at the corporate segment decreased from $13,954 to $12,952 in 2011 due to the timing of expenses.

Operating income. For the nine months ended September 30, 2011, Tobacco segment operating income increased from $96,490 in 2010 to $121,527 in 2011 primarily due to the absence of a $14,361 litigation judgment expense paid in 2010, and increased sales volume in 2011. The real estate segment's operating loss of $1,277 and $564 for the nine months ended September 30, 2011 and 2010, respectively, primarily related to Escena's operations.

Other income (expenses). Other income was was $3,570 for the nine months ended September 30, 2011 compared to other expenses of $14,973 for the same period last year. For the nine months ended September 30, 2011, other income primarily consisted of a realized gain on liquidation of long-term investment of $25,832, income of $13,248 from changes in fair value of derivatives embedded within convertible debt, equity income on non-consolidated real estate businesses of $17,597, a realized gain on investments available for sale of $20,558, a realized gain on sales of townhomes of $3,722, and interest and other income of $351. This income was offset by interest expense of $75,431, an equity loss on long-term investments of $1,090 and a loss of $1,217 on the extinguishment of 10% principal ($11,000) of the 3.875% Variable Interest Senior Convertible Debentures due 2026 on June 15, 2011. For the nine months ended September 30, 2010, other expenses primarily consisted of interest expense of $61,086 offset by other income of $12,735 for changes in fair value of derivatives embedded within convertible debt, a realized gain on investments available for sale of $11,819, equity income on non-consolidated real estate businesses of $18,838, equity income on a long-term investment of $2,334 and interest and other income of $387.

We recorded an equity loss of $1,090 for the nine months ended September 30, 2011 and equity income of $2,334 for the nine months ended September 30, 2010, related to limited partnerships accounted for under the equity method. Included in the amount for the nine months ended September 30, 2010 was the impact of an error we identified which resulted in an out-of-period adjustment of approximately $1,650 (approximately $980 after taxes). The error occurred because our ownership in the limited partnership increased from a nominal percentage to more than 10% during the fourth quarter of 2008 (due to significant withdrawals from other partners); thus, our investment should have been accounted for under the equity method for all previous periods in which the investment was held. We assessed the materiality of this error on all previously issued financial statements in accordance with ASC 250-10-S99-1 and concluded that the error was immaterial to all previously issued financial statements. The impact of correcting this error was not material to our 2010 consolidated financial statements. This adjustment was recognized within other income in the consolidated statements of operations.

The fair value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The income of $13,248 and $12,735 from the embedded derivative for the nine months ended September 30, 2011 and 2010, respectively, was primarily the result of increasing spreads between corporate convertible debt and risk free investments offset by interest payments during the period.

Income before income taxes. Income before income taxes for the nine months ended September 30, 2011 was $110,868 compared to $66,998 for the nine months ended September 30, 2010.

Income tax provision. The income tax provision was $43,645 for the nine months ended September 30, 2011, compared to $24,930 for the nine months ended September 30, 2010. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with guidance on accounting for income taxes on interim periods. We recorded a benefit of approximately $870 and $500 for the nine months ended September 30, 2011 and 2010 resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The net deferred tax asset has been recognized for state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.

Liquidity and Capital Resources

Net cash and cash equivalents increased $28,586 for the nine months ended September 30, 2011 compared to an increase of $49,110 for the nine months ended September 30, 2010.

Net cash provided from operations was $64,015 and $101,063 for the nine months ended September 30, 2011 and 2010, respectively. The change related to an increase in Liggett's accounts receivable in 2011, the absence of a litigation judgment expense in the 2011 period and increased payments of accounts payable and interest expense in 2011.  The increase in accounts receivable was due to changes in customer buying patterns as well as an extension of collection terms on PYRAMID sales by five days in 2011. These changes were offset by increased operating income in 2011.

Cash provided by investing activities was $92,117 for the nine months ended September 30, 2011 compared to cash used in investing activities of $27,490 for the nine months ended September 30, 2010. In the first nine months of 2011, cash provided by investing activities was from the proceeds from the sale or maturity of investment securities of $28,102, proceeds from the sale or liquidation of long-term investments of $66,190, distributions from non-consolidated real estate businesses of $6,752, proceeds from the sales of townhomes of $19,629, decrease in non-current restricted assets of $738, and the proceeds from the sale of fixed assets of $156. This was offset by cash used for the purchase of investment securities of $2,847, purchase of real estate businesses of $7,201, purchase of long-term investments of $10,000, capital expenditures of $8,469, an increase in cash surrender value of corporate-owned life insurance policies of $717, and the issuance of notes receivable of $216. In the first nine months of 2010, cash was used for the purchase of investment securities of $9,394, long-term investments of $5,062, purchase of Aberdeen mortgages of $13,462, investments in non-consolidated real estate business of $4,033, an increase in cash surrender value of life insurance policies of $918, the issuance of notes receivable of $720 and capital expenditures of $15,730 offset by the proceeds from the sale or maturity of investment securities of $16,140, proceeds from the sale or liquidation of long-term investments of $1,106, and distributions from non-consolidated real estate businesses of $3,539, a decrease in non-current restricted assets of $384, cash acquired in Aberdeen consolidation of $473, and proceeds from the sale of fixed assets of $187.

Cash used in financing activities was $127,546 and $24,463 for the nine months ended September 30, 2011 and 2010, respectively. In the first nine months of 2011, cash was used for distributions on common stock of $92,987, net repayments of debt under the revolver of $35,710 and repayment of debt of $3,522 offset by proceeds from debt issuance of $2,823, proceeds from the exercise of Vector options of $1,029, and tax benefit of options exercised of $821. In the first nine months of 2010, cash provided from financing activities was from the proceeds of debt issuance of $89,373, and proceeds from the exercise of Vector options of $980 offset by cash used for distributions on common stock of $87,797, net repayments under the revolver of $17,383, repayments of debt of $7,175, and deferred finance charges of $2,582.

Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. none of which was outstanding at September 30, 2011. Availability as determined under the facility was approximately $36,000 based on eligible collateral at September 30, 2011. The facility contains covenants that provide that Liggett's earnings before interest, taxes, depreciation and amortization, as defined under the facility, on a trailing twelve-month basis, shall not be less than $100,000 if Liggett's excess availability, as defined, under the facility is less than $20,000. The covenants also require that annual capital expenditures, as defined under the facility, shall not exceed $10,000 (before a maximum carryover amount of $2,500) during any fiscal year; except in 2010, where Liggett was permitted capital expenditures up to $33,000, as amended, as of August 31, 2010. At September 30, 2011, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett's EBITDA, as defined, were approximately $138,868 for the twelve months ended September 30, 2011. Liggett had future machinery and equipment purchase commitments of $3,577 at September 30, 2011.

In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $24,835 of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. In June 2010, Liggett satisfied its share of the judgment, including plaintiff's claim for interest and attorneys' fees ($14,361). To date, five other verdicts have been entered in Engle progeny cases against Liggett in the total amount of approximately $6,100, one of which has been affirmed on appeal. It is possible that additional cases could be decided unfavorably. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 5 to our condensed consolidated financial statements and “Legislation and Regulation” below for a description of litigation, legislation and regulation.

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

Senior Secured Notes. In December 2010, we sold at 103% of face value an additional $90,000 principal amount of the Senior Secured Notes in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. We received net proceeds from the 2010 offering of approximately $90,850. In May 2011, we completed an exchange offer to exchange the Senior Secured Notes issued in December 2010 for an equal amount of newly issued 11% Senior Secured Notes due 2015. The new Secured Notes have substantially the same terms as the original notes, except that the new Secured Notes have been registered under the Securities Act. Following the December 2010 offering, a total of $415,000 principal amount of the Senior Secured Notes were outstanding.

The Senior Secured Notes pay interest on a semi-annual basis at a rate of 11% per year and mature on August 15, 2015. Effective August 15, 2011, we may redeem some or all of the Senior Secured Notes at a make-whole redemption price. On or after August 15, 2011 we may redeem some or all of the Senior Secured Notes at a premium that will decrease over time, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. In the event of a change of control, as defined in the indenture governing the Senior Secured Notes, each holder of the Senior Secured Notes may require us to repurchase some or all of its Senior Secured Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest and liquidated damages, if any to the date of purchase.

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

	Indenture	September 30,	December 31,
Covenant	Requirement	2011	2010
Consolidated EBITDA, as defined	$50,000	$225,488	$184,151
Leverage ratio, as defined	<3.0 to 1	0.4 to 1	0.5 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.1 to 1	0.1 to 1

We and our subsidiaries have significant indebtedness and debt service obligations. At September 30, 2011, we and our subsidiaries had total outstanding indebtedness with a total aggregate principal amount outstanding of approximately $696,896. We were required  to mandatorily redeem 10% of the total aggregate principal amount outstanding, or $11,000, of our 3.875% Variable Interest Senior Convertible Debentures due 2026 on June 15, 2011.  Other than the holders of $7 principal amount of the Notes, who had 10% of their aggregate principal amount of Notes mandatorily redeemed, each  holder of the notes chose to convert its pro-rata portion of the $11,000 of principal into our common stock.  We recorded a loss of $1,217 for the nine months ended September 30, 2011, on the conversion of the $11,000 of notes into 685,005 shares of common stock. We may be required to purchase $99,000 of the debentures on June 15, 2012. Approximately $157,530 of our 6.75% convertible debt matures in 2014 and $415,000 of our 11% senior secured notes matures in 2015. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

We believe that our cigarette operations are positive cash flow generating units and will continue to be able to sustain their operations without any significant liquidity concerns.

In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $328,400, investment securities available for sale of approximately $58,900, long-term investments with an estimated value of approximately $25,700 and availability under Liggett's credit facility of approximately $36,000 at September 30, 2011. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.  We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.

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

As of September 30, 2011, approximately $5,800 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of September 30, 2011, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $60.

In addition, as of September 30, 2011, approximately $77,900 ($256,530 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance.

Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $4,622 with approximately $263 resulting from the embedded derivative associated with our 6.75% Note due 2014, $498 resulting from the embedded derivative associated with our 6.75% exchange notes due 2014, and the remaining $3,861 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $6,820 per year.

We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in yield of our debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes our future dividend payments and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers items, including current and future dividends and the volatility of Vector's stock price.  The range of estimated fair market values of our embedded derivatives was between $130,670 and $125,889.  We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $128,236 as of September 30, 2011.  The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

We held investment securities available for sale totaling approximately $58,900 at September 30, 2011, which includes 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. carried at $21,531.

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

On June 22, 2011, FDA issued a final rule that modifies the required warnings that appear on cigarette packages and in cigarette advertisements. The rule becomes effective September 22, 2012, and requires each cigarette package and advertisement to bear one of nine new textual warning statements accompanied by color graphic images. The warnings must appear on at least the top 50% of the front and rear panels of cigarette packages and occupy at least 20% of cigarette advertisements. In August 2011, a number of cigarette manufacturers, including Liggett, filed a federal lawsuit against FDA challenging the constitutionality of these new graphic warning labels on First Amendment and other grounds. The manufacturers are also seeking a preliminary injunction staying implementation of the warning requirement, and other related labeling requirements, pending the court's ruling on the merits of the challenge. We cannot predict the outcome of this litigation or whether or how the inclusion of the new warnings, if ultimately required, will impact product sales or whether it will have a material adverse effect on us.
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

No securities of ours which were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the nine months ended September 30, 2011.

Our purchases of our common stock during the nine months ended September 30, 2011 were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2011	349,157	(1)	$15.81	(1)	—	—
February 1 to February 28, 2011	—		—		—	—
March 1 to March 31, 2011	—		—		—	—
April 1 to April 30, 2011	—		—		—	—
May 1 to May 31, 2011	—		—		—	—
June 1 to June 30, 2011	—		—		—	—
July 1 to July 31, 2011	—		—		—	—
August 1 to August 31, 2011	—		—		—	—
September 1 to September 30, 2011	64,071	(2)	19.09	(2)	—	—
Total	413,228		$16.32		—	—

(1) Delivery of shares to us in payment of exercise price and tax wtihholding in connection with an employee's stock options. The shares were immediately canceled. The number of shares and average price paid per share have not been adjusted for the impact of our 5% stock dividend, payable on September 29, 2011.

(2) Delivery of shares to us in payment of tax wtihholding in connection with an employee's vesting in restricted stock. The shares were immediately canceled. The number of shares and average price paid per share have not been adjusted for the impact of our 5% stock dividend, payable on September 29, 2011.

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

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and
Chief Financial Officer
Date:	November 3, 2011