Form 10-K
period 2011-12-31
VECTOR GROUP LTD
filed 2012-02-24
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2011
_____________________________________________
VECTOR GROUP LTD.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	1-5759	65-0949535
(State or other jurisdiction of incorporation incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

100 S.E. Second Street, Miami, Florida (Address of principal executive offices)	33131 (Zip Code)
(305) 579-8000
(Registrant’s telephone number, including area code)
_____________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☐  Yes  ☑ No
The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2011 was approximately $734 million.
At February 24, 2012, Vector Group Ltd. had 79,445,087 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

VECTOR GROUP LTD.
FORM 10-K

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Mine Safety Disclosures	24

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; Executive Officers of the Registrant	25
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 8.	Financial Statements and Supplementary Data	50
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	50
Item 9A.	Controls and Procedures	50
Item 9B.	Other Information	50

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	50
Item 11.	Executive Compensation	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
Item 13.	Certain Relationships and Related Transactions, and Director Independence	51
Item 14.	Principal Accounting Fees and Services	51

PART IV
Item 15.	Exhibits and Financial Statement Schedules	51
SIGNATURES		57
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

Financial information relating to our business segments can be found in Note 17 to our consolidated financial statements. Our significant business segments for the year ended December 31, 2011 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes the Company’s investments in consolidated and non-consolidated real estate businesses.
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
Tobacco Operations
General.  Liggett is the operating successor to Liggett & Myers Tobacco Company, which was founded in 1873. In April 2002, we acquired The Medallion Company, Inc. ("Medallion"), a discount cigarette manufacturer selling product in the deep discount category, primarily under the USA brand name. Vector Tobacco merged into Medallion which then changed its name to "Vector Tobacco Inc." In this report, certain references to “Liggett” refer to our tobacco operations, including the business of Liggett and Vector Tobacco, unless otherwise specified.
For the year ended December 31, 2011, Liggett was the fourth-largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett’s manufacturing facilities are located in Mebane, North Carolina where it manufactures most of Vector Tobacco’s cigarettes pursuant to a contract manufacturing agreement. At the present time, Liggett and Vector Tobacco have no foreign operations.

Our tobacco subsidiaries manufacture and sell cigarettes in the United States. According to data from Management Science Associates, Inc., Liggett’s domestic shipments of approximately 11.0 billion cigarettes during 2011 accounted for 3.8% of the total cigarettes shipped in the United States during such year. Liggett’s market share increased 0.3% in 2011 from 3.5% in 2010. Market share in 2009 was 2.7%. Historically, Liggett produced premium cigarettes as well as discount cigarettes (which include among others, control label, private label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. In recent years, the discounting of premium cigarettes has become far more significant in the marketplace. This has led to some brands that were traditionally considered premium brands becoming more appropriately categorized as branded discount, following list price reductions. Liggett’s EVE brand falls into that category. All of Liggett’s unit sales volume in 2011, 2010 and 2009 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for more than a decade.
Liggett produces cigarettes in approximately 118 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	PYRAMID — the industry’s first deep discount product with a brand identity relaunched in the second quarter of 2009,

•	GRAND PRIX — re-launched as a national brand in 2005,

•	LIGGETT SELECT — a leading brand in the deep discount category,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category, and

•	USA and various Partner Brands and private label brands.
In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT represented 8.7% in 2011, 13.0% in 2010 and 21.5% in 2009 of Liggett’s unit volume. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX represented 12.7% in 2011, 18.5% in 2010 and 27.9% in 2009 of Liggett's unit volume. In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett’s family of brands with 56.4% of Liggett’s unit volume in 2011, 42.6% in 2010 and 14.6% in 2009. According to Management Science Associates, Liggett held a share of approximately 12.8% of the overall discount market segment for 2011 compared to 11.9% for 2010 and 9.2% for 2009.
Liggett Vector Brands LLC ("LVB"), which coordinates our tobacco subsidiaries’ sales and marketing efforts, along with certain support functions, has an agreement with Circle K Stores, Inc., which operates more than 3,300 convenience stores in the United States under the Circle K and Mac’s names, to supply MONTEGO, a deep discount brand, exclusively for the Circle K and Mac’s stores. The MONTEGO brand was the first to be offered under LVB's “Partner Brands” program which offers customers quality product with long-term price stability. LVB also has an agreement with Sunoco Inc., which operates approximately 675 Sunoco APlus branded convenience stores in the United States, to manufacture SILVER EAGLE. SILVER EAGLE, a deep discount brand, is exclusive to Sunoco and was the second brand to be offered under LVB's “Partner Brands” program. Liggett also manufactures BRONSON cigarettes as part of a multi-year “Partner Brands” agreement with QuikTrip, a convenience store chain with more than 580 stores headquartered in Tulsa, Oklahoma.
Under the Master Settlement Agreement ("MSA") reached in November 1998 with 46 states and various territories, the three largest cigarette manufacturers must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market. Additionally, Vector Tobacco has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. cigarette market. We believe our tobacco subsidiaries have a sustainable cost advantage over their competitors as a result of the settlement.
Liggett’s and Vector Tobacco’s payments under the MSA are based on each respective company’s incremental market share above the minimum threshold applicable to each respective company. Thus, if Liggett’s total market share is 3%, its MSA payment is based on 1.35%, which is the difference between Liggett's total market share of 3% and its approximate applicable grandfathered share of 1.65%. We anticipate that both Liggett’s and Vector Tobacco’s payment exemptions will be fully utilized in the foreseeable future.
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
Business Strategy.  Liggett’s business strategy is to capitalize upon its cost advantage in the United States cigarette market resulting from the favorable treatment our tobacco subsidiaries receive under settlement agreements with the states and the MSA.

Liggett’s long-term business strategy is to continue to focus its marketing and selling efforts on the discount segment of the market, to continue to build volume and margin in its core discount brands (PYRAMID, GRAND PRIX, LIGGETT SELECT and EVE) and to utilize its core brand equity to selectively build distribution. Liggett intends to continue its product development to provide the best quality products relative to other discount products in the market place. Liggett will continue to seek increases in efficiency by developing and adapting its organizational structure to maximize profit potential. Liggett intends to expand the portfolio of its private and control label and “Partner Brands” utilizing a pricing strategy that offers long-term list price stability for customers. In addition, Liggett may bring niche-driven brands to the market in the future.
Sales, Marketing and Distribution.  Liggett’s products are distributed from a central distribution center in Mebane, North Carolina to 16 public warehouses located throughout the United States. These warehouses serve as local distribution centers for Liggett’s customers. Liggett’s products are transported from the central distribution center to the public warehouses by third-party trucking companies to meet pre-existing contractual obligations to its customers.
Liggett’s customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for 17%, 17% and 18% of Liggett’s revenues in 2011, 2010 and 2009. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett’s customer base. Liggett's largest single customer represented approximately 52% and 31% of net accounts receivable at December 31, 2011 and 2010, respectively. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no security is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s expectations.
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
Manufacturing.  Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products may vary between premium and discount products. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett’s cigarettes, have historically been 30% to 35% less expensive than comparable domestic tobaccos. However, in recent years, domestic and foreign tobacco prices have begun to equalize. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 2011, the majority of Liggett’s commitments were for the purchase of foreign tobacco.
Liggett’s cigarette manufacturing facility was designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market a wide variety of cigarette brand styles. Liggett produces cigarettes in approximately 118 different brand styles as well as private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores.
Liggett’s facility produced approximately 11.0 billion cigarettes in 2011, but maintains the capacity to produce approximately 18.3 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce most of its cigarettes at Liggett’s manufacturing facility in Mebane.
Quality Control and Research.  Expenditures by Liggett for quality control, research and development activities were $1.012 million in 2011, $1.058 million in 2010 and $933,000 in 2009. Vector Tobacco had been engaged in research relating to reduced risk cigarette products. Expenditures by Vector Tobacco for research and development activities were $140,000 in 2011, $524,000 in 2010 and $1.6 million in 2009.
Competition.  Liggett’s competition is divided into two segments. The first segment is made up of the three largest manufacturers of cigarettes in the United States: Philip Morris USA Inc., Reynolds American Inc. and Lorillard Tobacco Company. These three manufacturers, while primarily premium cigarette based companies, also produce and sell discount cigarettes.
The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell deep discount cigarettes. Our largest competitor in this segment is Commonwealth Brands, Inc., which was acquired by Imperial Tobacco in 2007.

Historically, there have been substantial barriers to entry into the cigarette business, including extensive distribution organizations, large capital outlays for sophisticated production equipment, substantial inventory investment, costly promotional spending, regulated advertising and, for premium brands, strong brand loyalty. However, in recent years, a number of smaller manufacturers have been able to overcome these competitive barriers due to excess production capacity in the industry and the cost advantage for certain manufacturers and importers resulting from the MSA.
Many smaller manufacturers and importers that are not parties to the MSA have been impacted in recent years by the state statutes enacted pursuant to the MSA and have begun to see a decrease in volume after years of growth. Liggett’s management believes, while these companies still have significant market share through competitive discounting in this segment, they are losing their cost advantage as their payment obligations under these statutes increase.
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
According to Management Science Associates’ data, the unit sales of Philip Morris, Reynolds American and Lorillard accounted in the aggregate for approximately 84.7% of the domestic cigarette market in 2011. Liggett’s domestic shipments of approximately 11.0 billion cigarettes during 2011 accounted for 3.8% of the approximately 293 billion cigarettes shipped in the United States, compared to 10.7 billion cigarettes in 2010 (3.5%) and 8.6 billion cigarettes in 2009 (2.7%).
Industry-wide shipments of cigarettes in the United States have been declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 3.5% (approximately 10.7 billion units) in 2011. Liggett’s management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years.
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
Philip Morris and Reynolds American dominate the domestic cigarette market with a combined market share of approximately 71% at December 31, 2011. This concentration of United States market share makes it more difficult for Liggett to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on its sales volume, operating income and cash flows.

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
The cigarette industry continues to be challenged on numerous fronts. The industry is facing increased pressure from anti-smoking groups and continued smoking and health litigation, including class action litigation and health care cost recovery actions brought by governmental entities and other third parties, the effects of which, at this time, we are unable to evaluate. As of December 31, 2011, there were approximately 5,800 individual suits (including Engle progeny cases), six purported class actions or actions where class certification has been sought and one health care cost recovery action pending in the United States in which Liggett and/or Vector were named defendants. See Item 3. “Legal Proceedings” and Note 12 to our consolidated financial statements, which contain a description of litigation.
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
In November 1998, Philip Morris, Brown & Williamson, R.J. Reynolds and Lorillard (the “Original Participating Manufacturers” or “OPMs”) and Liggett (together with any other tobacco product manufacturer that becomes a signatory, the “Subsequent Participating Manufacturers” or “SPMs”), (the OPMs and SPMs are hereinafter referred to jointly as the “Participating Manufacturers”) entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Mariana Islands (collectively, the “Settling States”) to settle the asserted and unasserted health care cost recovery and certain other claims of those Settling States. The MSA received final judicial approval in each Settling State.
In the Settling States, the MSA released Liggett and other participating tobacco product manufacturers from:

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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. For years ended December 31, 2011, 2010 and 2009, Liggett and Vector Tobacco’s domestic shipments accounted for approximately 3.8%, 3.5% and 2.7%, respectively, of the total cigarettes sold in the United States. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 31, 2011, Liggett and Vector Tobacco paid $101.5 million of their estimated $152.7 million 2011 MSA payment obligations.
Under the payment provisions of the MSA, the Participating Manufacturers are required to pay a base amount of $9.0 billion in 2011 and each year thereafter (subject to applicable adjustments, offsets and reductions). These annual payments are allocated based on unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligations of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.
Liggett may have additional payment obligations under the MSA and its other settlement agreements with the states. See Item 1A. “Risk Factors” and Note 12 to our consolidated financial statements.
New Valley LLC
New Valley LLC, a Delaware limited liability company, is engaged in the real estate business and is seeking to acquire additional real estate properties and operating companies. New Valley owns a 50% interest in Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York City metropolitan area. New Valley also holds an investment in a 450-acre approved master planned community in Palm Springs, California (“Escena”), holds investment interests in various real estate projects in Manhattan, New York, southern California and Milan, Italy through both debt and equity investments.
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
We account for our interest in Douglas Elliman Realty under the equity method. We recorded income of $16.6 million in 2011, $22.3 million in 2010, and $11.4 million in 2009 associated with Douglas Elliman Realty. Equity income from Douglas Elliman Realty includes interest earned by New Valley on the subordinated debt, purchase accounting adjustments and management fees.
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
Real Estate Brokerage Business.  Douglas Elliman Realty is engaged in the real estate brokerage business through its two subsidiaries which conduct business as Prudential Douglas Elliman Real Estate. The two brokerage companies have 62 offices with approximately 3,975 real estate agents in the metropolitan New York area. The companies achieved combined sales of approximately $11.1 billion of real estate in 2011, approximately $11.5 billion of real estate in 2010 and approximately $8.6 billion of real estate in 2009. Douglas Elliman Realty was ranked as the fourth-largest residential brokerage company in the United States in 2010 based on closed sales volume by the Real Trends broker survey. Douglas Elliman Realty had revenues of $346.3 million in 2011, $348.1 million in 2010, and $283.9 million in 2009.
The New York City brokerage operation was founded in 1911 by Douglas Elliman and has grown to be one of Manhattan’s leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has 18 New York City offices, with approximately 2,125 real estate agents, and had sales volume of approximately $7.7 billion of real estate in 2011, approximately $7.8 billion of real estate in 2010, and approximately $5.3 billion of real estate in 2009.
The Long Island brokerage operation, formerly known as Prudential Long Island Realty, is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island with 44 offices and approximately 1,850 real estate agents. During 2011, the Long Island brokerage operation closed approximately 6,163 transactions, representing sales volume of approximately $3.4 billion of real estate. This compared to approximately 6,500 transactions, representing sales volume of approximately $3.6 billion of real estate in 2010, and approximately 6,200 transactions closed in 2009, representing approximately $3.3 billion of real estate. Prudential Douglas Elliman Real Estate serves approximately 250 communities from Manhattan to Montauk.
In December 2010, Douglas Elliman Realty acquired substantially all of the assets of Prudential Holmes & Kennedy, a small regional residential real estate brokerage company which operated for more than 40 years in Northern Westchester County, a suburban area north of New York City. The acquisition included six offices located in the towns of Chappaqua, Armonk, Bedford, Sommers, Pleasantville and Katonah, with approximately 150 real estate agents. Douglas Elliman Realty’s franchise agreement with Prudential Real Estate Affiliates was amended to include these offices as additional locations. The results from operations of Prudential Holmes & Kennedy are included in the Long Island brokerage operation.
Prudential Douglas Elliman Real Estate acts as a broker in residential real estate transactions. In performing these services, the company has historically represented the seller, either as the listing broker, or as a co-broker in the sale. In acting as a broker for the seller, their services include assisting the seller in pricing the property and preparing it for sale, advertising the property, showing the property to prospective buyers, and assisting the seller in negotiating the terms of the sale and in closing the transaction. In exchange for these services, the seller pays to the company a commission, which is generally a fixed percentage of the sales price. In a co-brokered arrangement, the listing broker typically splits its commission with the other co-broker involved in the transaction. The company also offers buyer brokerage services. When acting as a broker for the buyer, its services include assisting the buyer in locating properties that meet the buyer’s personal and financial specifications, showing the buyer properties, and assisting the buyer in negotiating the terms of the purchase and closing the transaction. In exchange for these services a commission is paid to the company which also is generally a fixed percentage of the purchase price and is usually, based upon a co-brokerage agreement with the listing broker, deducted from, and payable out of, the commission payable to the listing broker. With the consent of a buyer and seller, subject to certain conditions, the company may, in certain circumstances, act as a selling broker and as a buying broker in the same transaction. The company’s sales and marketing services are provided by licensed real estate sales persons or associate brokers who have entered into independent contractor agreements with the company. The company recognizes revenue and commission expenses upon the consummation of the real estate sale.
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
In 2009, Douglas Elliman Realty, through a subsidiary, entered into a joint venture with Wells Fargo Ventures, LLC to create DE Capital Mortgage LLC to carry on the business of residential mortgage lending, as a mortgage broker. Wells Fargo Ventures is the nation’s leading alliance lender, maintaining long-standing relationships with top real estate companies, builders and financial services institutions across the United States. DE Capital Mortgage replaced the business of Preferred Empire Mortgage Company, which was a mortgage broker, wholly-owned by Douglas Elliman Realty.
DE Capital primarily originates loans for purchases of properties located on Long Island, New York City and Westchester. Approximately one-half of these loans are for home sales transactions in which Prudential Douglas Elliman Real Estate acts as a broker. The term “origination” refers generally to the process of arranging mortgage financing for the purchase of property directly to the purchaser or for refinancing an existing mortgage. DE Capital’s revenues are generated from loan origination fees, which are generally a percentage of the original principal amount of the loan and are commonly referred to as “points”, and application and other fees paid by the borrowers. DE Capital recognizes mortgage origination revenues and costs when the mortgage loan is consummated. As a mortgage broker, DE Capital funds and sells mortgage loans through Wells Fargo, its joint venture partner.
Marketing.  As members of The Prudential Real Estate Affiliates, Inc., Prudential Douglas Elliman Real Estate offers real estate sales and marketing and relocation services, which are marketed by a multimedia program. This program includes direct mail, newspaper, internet, catalog, radio and television advertising and is conducted throughout Manhattan and Long Island. In addition, the integrated nature of the real estate brokerage companies services is designed to produce a flow of customers between their real estate sales and marketing business and their mortgage business.
Competition.  The real estate brokerage business is highly competitive. However, Prudential Douglas Elliman Real Estate believes that its ability to offer their customers a range of inter-related services and its level of residential real estate sales and marketing help position them to meet the competition and improve their market share.
In the brokerage company’s traditional business of residential real estate sales and marketing, it competes with multi-office independent real estate organizations and, to some extent, with franchise real estate organizations, such as Century-21, ERA, RE/MAX and Coldwell Banker. The company believes that its major competitors in 2012 will also increasingly include multi-office real estate organizations, such as GMAC Home Services, NRT LLC (whose affiliates include the New York City-based Corcoran Group) and other privately owned companies. Residential brokerage firms compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, recently to a greater degree, price.
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
Residential Property Management Business.  Douglas Elliman Realty is also engaged in the management of cooperatives, condominiums and apartments though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management and is the leading manager of apartments, cooperatives and condominiums in the New York metropolitan area according to a survey in the September 2009 issue of The Real Deal. Residential Management Group provides full service third-party fee management for approximately 350 properties, representing approximately 47,000 units in New York

City, Nassau County, Northern New Jersey and Westchester County. In January 2010, Residential Management Group acquired the assets of Bellmarc Property Management, a company which managed approximately 50 buildings in Manhattan with approximately 5,000 units. Residential Management Group is seeking to continue to expand its property management business in the greater metropolitan New York area in 2012. Among the notable properties currently managed are the Dakota, Museum Tower, Worldwide Plaza, London Terrace, West Village Houses, Manhattan House, CitySpire Condominium and The Sovereign buildings in New York City. Residential Management Group employs approximately 260 people, of whom approximately 190 work at Residential Management Group’s headquarters and the remainder at remote offices in the New York metropolitan area.
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
In April 2009, New Valley completed the foreclosure process and took title to the property. The property is classified as “Investment in Escena, net” and was carried in our consolidated balance sheet at $13.3 million as of December 31, 2011.
Aberdeen Townhomes LLC.  In June 2008, a subsidiary of New Valley purchased a preferred equity interest in Aberdeen Townhomes LLC (“Aberdeen”) for $10 million. Aberdeen acquired five townhome residences located in Manhattan, New York, which it sold. Each of the townhomes has been sold and the project is concluded. We recorded an impairment loss of $3.5 million in each of 2008 and 2009. We recorded a a gain of $1.1 million, which was reflected as a reduction of operating, selling, general and administrative expenses, in 2010. We recorded a gain of $3.8 million in 2011.
New Valley Oaktree Chelsea Eleven, LLC.  In September 2008, a subsidiary of New Valley purchased for $12 million a 40% interest in New Valley Oaktree Chelsea Eleven, LLC, which lent $29 million and contributed $1 million in capital to Chelsea Eleven LLC, which is developing a condominium project in Manhattan, New York. The development consists of 54 luxury residential units and one commercial unit. On July 1, 2010, Chelsea Eleven LLC borrowed $47.1 million to retire Chelsea Eleven LLC’s then outstanding mezzanine debt (approximately $37.2 million) and for other working capital purposes. This loan has been paid in full. As of December 31, 2011, all units had been sold except for a penthouse unit, a utility unit and a third unit, which is under contract and closed in February 2012.
New Valley’s investment in New Valley Oaktree is being accounted for under the equity method and was carried at approximately $6.3 million on our consolidated balance sheet at December 31, 2011 as a component of “Investments in non-consolidated real estate businesses.” We received net distributions of $7.6 million and $1.0 million from New Valley Oaktree Chelsea Eleven LLC for the years ended December 31, 2011 and 2010, respectively. Our maximum exposure to loss as a result of New Valley's investment in New Valley Oaktree Chelsea Eleven, LLC is $6.3 million.
Fifty Third-Five Building LLC.  In September 2010, New Valley, through its NV 955 LLC subsidiary, contributed $2.5 million to a joint venture, Fifty Third-Five Building LLC (“JV”), of which it owns 50%. The JV was formed for the purposes of acquiring a defaulted real estate loan, collateralized by real estate located in New York City. In October 2010, New Valley contributed an additional $15.5 million to the JV and the JV acquired the defaulted loan for approximately $35.5 million. Foreclosure proceedings on the defaulted real estate loan are pending. The JV is a variable interest entity; however, New Valley is not the primary beneficiary. Our maximum exposure to loss as a result of its investment in the JV is $18.0 million. This investment is being accounted for under the equity method of accounting.
Sesto Holdings S.r.l.  In October 2010, New Valley, through its NV Milan LLC subsidiary, acquired a 7.2% interest in Sesto Holdings S.r.l. for $5.0 million. Sesto holds a 42% interest in an entity that has purchased approximately 322 acres in Milan, Italy. Sesto intends to develop the land as a multi-parcel, multi-building mixed use urban regeneration project. Sesto is a variable interest entity; however, New Valley is not the primary beneficiary. Our maximum exposure to loss as a result of New Valley's investment in Sesto is $5.0 million. New Valley accounts for Sesto under the equity method of accounting.
Lofts 21 LLC.  In February 2011, New Valley invested $900,000 for an approximate 12% interest in Lofts 21 LLC.  Lofts 21 LLC acquired an existing property in Manhattan, NY, which is scheduled to be developed into condominiums.  Lofts 21 LLC is a variable interest entity; however, New Valley is not the primary beneficiary. Our maximum exposure to loss as a result of this investment is $900,000. New Valley accounts for Lofts 21 LLC under the equity method of accounting.
1107 Broadway.  During 2011, New Valley invested $5.5 million for an approximate indirect 5% interest in MS/WG 1107 Broadway Holdings LLC. In September 2011, MS/WG 1107 Broadway Holdings LLC acquired the 1107 Broadway property in

Manhattan, NY. The joint venture plans to develop the property, which was formerly part of the International Toy Center, into luxury residential condominiums with ground floor retail space.  MS/WG 1107 Broadway Holdings LLC is a variable interest entity; however, New Valley is not the primary beneficiary. Our maximum exposure to loss on this investment is $5.5 million. New Valley accounts for MS/WG 1107 Broadway Holdings LLC under the equity method of accounting.
Hotel Taiwana. In October 2011, New Valley invested $2.7 million for an approximate 17.39% interest in Hill Street Partners LLP ("Hill"). Hill purchased a 37% interest in Hill Street SEP ("Hotel Taiwana") which owns a hotel located in St. Barts, French West Indies. The hotel consists of 30 suites, six pools, a restaurant. lounge and gym. The purpose of the investment is to renovate and the sell the hotel in its entirety or as hotel-condos. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. Our maximum exposure to loss as a result of New Valley's investment in Hotel Taiwana is $2.7 million. New Valley accounts for Hotel Taiwana under the equity method of accounting.
NV SOCAL LLC. On October 28, 2011, a newly-formed joint venture, between affiliates of New Valley and Winthrop Realty Trust, entered into an agreement with Wells Fargo Bank to acquire a $117.9 million C-Note (the “C-Note”) for a purchase price of $96.7 million.  The C-Note is the most junior tranche of a $796.0 million first mortgage loan originated in July 2007 which is collateralized by a 31 property portfolio of office properties situated throughout southern California, consisting of approximately 4.5 million square feet.  The C-Note bears interest at a rate per annum of LIBOR plus 310 basis points, requires payments of interest only prior to maturity and matures on August 9, 2012.  On November 3, 2011, New Valley invested $25.0 million for an approximate 26% interest in the joint venture. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. Our maximum exposure to loss as a result of New Valley's investment in NV SOCAL LLC is $25.1 million. New Valley accounts for this investment under the equity method of accounting.
HFZ East 68th Street. In December 2011, New Valley invested $7.0 million for an approximate 18% interest in a condominium conversion project. The building is a 12-story, 105,000 square foot residential rental building located in Manhattan, NY. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. Our maximum exposure to loss as a result of its investment in HFZ East 68th Street is $7.0 million. New Valley accounts for this investment under the equity method of accounting.
Former Broker-Dealer Operations
New Valley owned, as of December 31, 2011, 13,891,205 common shares of Ladenburg Thalmann Financial Services Inc. (NYSE Amex: LTS), which represents approximately 8% of the LTS shares. LTS is the parent of New Valley’s former subsidiary, Ladenburg Thalmann & Co. Inc., which has been a member of the New York Stock Exchange since 1879. LTS is registered under the Securities Act of 1934 and files periodic reports and other information with the SEC.
Three of our directors, Howard M. Lorber, Henry C. Beinstein and Jeffrey S. Podell, also serve as directors of LTS. Mr. Lorber also serves as Vice Chairman of LTS. Richard J. Lampen, who along with Mr. Lorber is an executive officer of ours, also serves as a director of LTS and has served as the President and Chief Executive Officer of LTS since September 2006. In September 2006, we entered into an agreement with LTS where we agreed to make available the services of Mr. Lampen as well as other financial, accounting and tax services. LTS paid us $600,000 for 2011, 2010 and 2009, respectively, related to the agreement and will pay us at a rate of $750,000 per year in 2012. These amounts are recorded as a reduction to our operating, selling, administrative and general expenses. LTS paid compensation of $500,000, $200,000 and $0 for 2011, 2010 and 2009, respectively, to each of Mr. Lorber and Mr. Lampen in connection with their services. See Note 14 to our consolidated financial statements.
In November 2011, we were part of a consortium, which included Dr. Phillip Frost, who is the beneficial owner of approximately 18.5% of our common stock, and Mr. Lampen, that agreed to provide a loan to LTS.  The five-year note was approximately $160.7 million, bears an interest rate of 11% per annum, paid a 0.50% funding fee and issued 10,713,333 warrants to purchase LTS shares at $1.68 per share to the consortium.  LTS has the ability to pay 4% of the 11% interest owed on the note by payment-in-kind in the first two years of the note.  LTS is required to repay 10% of the note by December 31, 2014, 10% by December 31, 2015 and the remaining 80% by November 4, 2016.  We lent LTS $15 million and received 1,000,000 warrants.
Other Investments
Castle Brands.  In October 2008, we acquired for $4 million an approximate 11% interest in Castle Brands Inc. (NYSE Amex: ROX), a publicly traded developer and importer of premium branded spirits. Mr. Lampen is serving as the President, Chief Executive Officer and a director of Castle. In October 2008, we entered into an agreement with Castle where we agreed to make available the services of Mr. Lampen as well as other financial, accounting and tax services. We recognized management fees of $100,000 in each of 2011, 2010 and 2009, under the agreement and Castle has agreed to pay us $100,000 per year in 2012. In December 2009, we were part of a consortium, which included Dr. Frost and Mr. Lampen, that agreed to provide a line of credit to Castle. The three-year line was for a maximum amount of $2.5 million, bore interest at a rate of 11% per annum on amounts borrowed, paid a 1% annual commitment fee and was collateralized by Castle’s receivables and inventory. Our commitment under the line was $900,000; all of which was outstanding under the credit line as of December 31, 2010. The amount was repaid on

October 14, 2011. In December 2010, we were part of a consortium, which included Dr. Frost and Mr. Lampen, that lent $1.0 million to Castle . We lent $200,000 of this amount in and received a note bearing interest at a rate of 11% per annum. During 2011, $217,000 of principal and outstanding interest associated with this note was exchanged for shares of Castle's convertible preferred stock and warrants.
Long-Term Investments.  As of December 31, 2011, long-term investments consisted primarily of investments in investment partnerships of approximately $22.2 million. In the future, we may invest in other investments including limited partnerships, real estate investments, equity securities, debt securities and certificates of deposit depending on risk factors and potential rates of return.
Employees
At December 31, 2011, we had 559 employees, of which approximately 302 were employed at Liggett’s Mebane facility and approximately 237 were employed in sales and administrative functions at LVB. Approximately 42% of our employees are hourly employees, who are represented by unions. We have not experienced any significant work stoppages since 1977, and we believe that relations with our employees and their unions are satisfactory.
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
We have significant liquidity commitments
During 2012, we have certain liquidity commitments that could require the use of our existing cash resources. As of December 31, 2011, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months included the following:

•	cash interest expense of approximately $76.2 million,

•	we may be required to purchase $99 million of our 3.875% Variable Interest Senior Convertible Debentures due 2026 on June 15, 2012,

•	dividends on our outstanding common shares (currently at an annual rate of approximately $131.0 million), and

•	other corporate expenses and taxes.
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
We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2011, we and our subsidiaries had total outstanding indebtedness (including the embedded derivative liabilities related to our convertible notes) of $720.5 million. We may be required to purchase $99 million of our 3.875% Variable Interest Senior Convertible Debentures due 2026 on June 15, 2012. Approximately $157.5 million of our 6.75% convertible notes mature in 2014 and $415 million of our 11% senior secured notes matures in 2015. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We are a holding company and depend on cash payments from our subsidiaries, which are subject to contractual and other restrictions, in order to service our debt and to pay dividends on our common stock.
We are a holding company and have no operations of our own. We hold our interests in our various businesses through our wholly-owned subsidiaries, VGR Holding LLC and New Valley. In addition to our own cash resources, our ability to pay interest on our debt and to pay dividends on our common stock depends on the ability of VGR Holding and New Valley to make cash available to us. VGR Holding’s ability to pay dividends to us depends primarily on the ability of Liggett, its wholly-owned subsidiary, to generate cash and make it available to VGR Holding. Liggett’s revolving credit agreement with Wells Fargo Bank, N.A. contains a restricted payments test that limits the ability of Liggett to pay cash dividends to VGR Holding. The ability of Liggett to meet the restricted payments test may be affected by factors beyond its control, including Wells Fargo's unilateral discretion, if acting in good faith, to modify elements of such test.
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
The indenture governing the senior secured notes contain restrictive covenants, which, among other things, restrict our ability to pay certain dividends or make other restricted payments or enter into transactions with affiliates if our Consolidated EBITDA, as defined in the indenture, is less than $50 million for the four quarters prior to such transaction. Our Consolidated EBITDA for the four quarters ended December 31, 2011 exceeded $50 million.
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
Liggett is considerably smaller and has fewer resources than its major competitors, and, as a result, has a more limited ability to respond to market developments. Management Science Associates’ data indicate that the three largest cigarette manufacturers controlled approximately 84.7% of the United States cigarette market during 2011. Philip Morris is the largest manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had approximately 61.2% of the premium segment and 46.1% of the total domestic market during 2011. During 2011, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 3.8%. Philip Morris and RJR Tobacco (which is now part of Reynolds American), the two largest cigarette manufacturers, have historically, because of their dominant market share, been able to determine cigarette prices for the various pricing tiers within the industry.
Philip Morris and Reynolds American dominate the domestic cigarette market and had a combined market share of approximately 71.0% at December 31, 2011. This concentration of United States market share could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on their sales volume, operating income and cash flows, which in turn could negatively affect the value of our common stock.
Liggett’s business is highly dependent on the discount cigarette segment.
Liggett depends more on sales in the discount cigarette segment of the market, relative to the full-price premium segment, than its major competitors. Since 2004, all of Liggett’s unit volume was generated in the discount segment. The discount segment is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. While the three major manufacturers all compete with Liggett in the discount segment of the market, the strongest competition for market share has recently come from a group of smaller manufacturers and importers, most of which sell low quality, deep discount cigarettes. While Liggett’s share of the discount market was 12.8% in 2011, 11.9% in 2010 and 9.2% in 2009, Management Science Associates’ data indicate that the discount market share of these other smaller manufacturers and importers was approximately 34.1% in 2011, 38.5% in 2010, and 39.4% in 2009. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only current market segment could be negatively affected, which in turn could negatively affect the value of our common stock.
Liggett’s market share is susceptible to decline.
For a number of years prior to 2000, Liggett suffered a substantial decline in market share. Liggett’s market share increased during each of the years between 2000 and 2011 (except for 2008, which was unchanged). This earlier market share erosion resulted in part from Liggett’s highly leveraged capital structure that existed until December 1998 and its limited ability to match other competitors’ wholesale and retail trade programs, obtain retail shelf space for its products and advertise its brands. These declines also resulted from adverse developments in the tobacco industry, intense competition and changes in consumer preferences which have continued up to the current time. According to Management Science Associates’ data, Liggett’s overall domestic market share during 2011 was 3.8% compared to 3.5% during 2010, and 2.7% during 2009. Liggett’s share of the discount segment was 12.8% during 2011, up from 11.9% during 2010 and 9.2% during 2009. If Liggett’s market share were to decline again, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
The domestic cigarette industry has experienced declining unit sales in recent periods.
Industry-wide shipments of cigarettes in the United States have been declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 3.5% in 2011 as compared to 2010, and by approximately 3.8% in 2010 as compared to 2009. We believe that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to high cigarette price levels in recent years. If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
Our tobacco operations are subject to substantial and increasing legislation, regulation and taxation, which has a negative effect on revenue and profitability.
Tobacco products are subject to substantial federal and state excise taxes in the United States. On February 4, 2009, President

Obama signed an increase of $0.617 in the federal excise tax per pack of cigarettes, for a total of $1.01 per pack of cigarettes, and significant tax increases on other tobacco products, to fund expansion of the State Children’s Health Insurance Program, referred to as the SCHIP. These tax increases came into effect on April 1, 2009. The increases in federal excise tax under the SCHIP are substantial, and, as a result, Liggett’s sales volume and profitability has been and may continue to be adversely impacted. In addition, the SCHIP created certain tax differentials between certain types of tobacco products. This has caused a dramatic increase in the sale of pipe tobacco as a substitute for roll-your-own, which has directly impacted sales of cigarettes.
In addition to federal and state excise taxes, certain city and county governments also impose substantial excise taxes on tobacco products sold. Increased excise taxes are likely to result in declines in overall sales volume and shifts by consumers to less expensive brands.
A wide variety of federal, state and local laws limiting the advertising, sale and use of cigarettes have proliferated in recent years. For example, many local laws prohibit smoking in restaurants and other public places. Private businesses also have adopted regulations that prohibit or restrict, or are intended to discourage, smoking. Such laws and regulations also are likely to result in a decline in the overall sales volume of cigarettes.
Furthermore, Liggett and Vector Tobacco also provide ingredient information annually, as required by law, to the states of Massachusetts, Texas and Minnesota. Several other states are considering ingredient disclosure legislation.
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
In addition to the foregoing, there have been a number of other restrictive regulatory actions from various federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration (“FDA”). There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry. Recently, legislation was passed by Congress providing for regulation of cigarettes by the FDA. These developments generally receive widespread media attention. Additionally, a majority of states have passed legislation providing for reduced ignition propensity standards for cigarettes. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation or legislation. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but our consolidated financial position, results of operations or cash flows could be materially adversely affected.
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

•	requires manufacturers to submit to FDA certain information regarding the health, toxicological, behavioral or physiological effects of tobacco products;

•	prohibits use of tobacco containing a pesticide chemical residue at a level greater than allowed under federal law;

•	requires FDA to establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;

•	requires tobacco product manufacturers (and certain other entities) to register with FDA;

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
The law imposes user fees on certain tobacco product manufacturers in order to fund tobacco-related FDA activities. User fees will be allocated among tobacco product classes according to a formula set out in the legislation, and then among manufacturers and importers within each class based on market share. The FDA user fees for Liggett and Vector Tobacco for 2011 were $16.7 million and we estimate that they will be significantly higher in the future.
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
In August 2009, several cigarette manufacturers filed a federal lawsuit against FDA challenging the constitutionality of a number of the restrictions imposed by these regulations, including the ban on color and graphics, limits on the right to make truthful statements regarding modified risk tobacco products, restrictions on the placement of outdoor advertising, and a ban on the distribution of product samples. In January 2010, a federal judge ruled that the regulations' ban on the use of color and graphics in certain tobacco product advertising was unconstitutional and prohibited FDA from enforcing that ban. The judge, however, let stand numerous other advertising and promotion restrictions. In March 2010, both parties appealed this decision. In May 2010, FDA issued a guidance document indicating that it intends to exercise its enforcement discretion and not commence enforcement actions based upon these provisions during the pendency of the litigation. We cannot predict the future course or outcome of this lawsuit.
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
On June 22, 2011, FDA issued a final rule that modifies the required warnings that appear on cigarette packages and in cigarette advertisements. The rule was to become effective on September 22, 2012, and required each cigarette package and advertisement to bear one of nine new textual warning statements accompanied by graphic images. The warnings must appear on at least the top 50% of the front and rear panels of cigarette packages and occupy at least 20% of cigarette advertisements. In August 2011, a number of cigarette manufacturers, including Liggett, filed a federal lawsuit against FDA challenging the constitutionality of these new graphic warning labels on First Amendment and other grounds. The manufacturers sought a preliminary injunction staying implementation of the warning requirement, and other related labeling requirements, pending the court's ruling on the merits of the challenge. In November 2011, the District Court granted the industry's motion for a preliminary injunction, enjoining implementation of the proposed rules for graphic labels on cigarette packaging and advertising until 15 months after the District Court issues a final ruling in the case. FDA appealed the ruling. We cannot predict the ultimate outcome of this litigation or whether or how the inclusion of the new warnings, if ultimately required, will impact product sales or whether it will have a material adverse effect on us.
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
Liggett could be subjected to substantial liabilities and bonding requirements from litigation relating to cigarette products. Adverse litigation outcomes could have a negative impact on the Company’s ability to operate due to their impact on cash flows. We and our Liggett subsidiary, as well as the entire cigarette industry, continue to be challenged on numerous fronts, particularly with respect to the Engle progeny cases in Florida (described below). New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2011, there were approximately 5,800 individual suits, including the Engle progeny cases, six purported class actions and one health care cost recovery action pending in the United States in which Liggett and/or us were named defendants. It is likely that similar legal actions, proceedings and claims will continue to be filed against Liggett. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pled in certain cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any tobacco-related litigation could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Liggett could face difficulties in obtaining a bond to stay execution of a judgment pending appeal.
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
Liggett Only Cases.  There are currently seven cases pending where Liggett is the only tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases. In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages to plaintiff and an $816,000 judgment was entered by the court. That judgment was affirmed on appeal and was satisfied by Liggett in March 2011. In September 2010, the court awarded plaintiff legal fees of $996,000. Plaintiff appealed the amount of the attorneys' fee award. Liggett previously accrued $2.0 million for the Ferlanti case. In Welch v. R.J. Reynolds and Katz v. R.J. Reynolds, both Engle progeny cases, no trial dates have been set. There has been no recent activity in Hausrath v. Philip Morris, a case pending in New York state court, where two individuals are suing. The other three individual actions, in which Liggett is the only tobacco company defendant, are dormant.
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
Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, former class members had one year from January 11, 2007 to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 mandate, are referred to as the “Engle progeny cases”. As of December 31, 2011, there were 5,755 Engle progeny cases pending where Vector, Liggett, and other cigarette manufacturers were named as defendants. These cases include approximately 7,950 plaintiffs. As of December 31, 2011, there were 52 Engle progeny cases currently scheduled for trial in 2012. Through January 31, 2012, six adverse verdicts have been entered against Liggett in Engle progeny cases. These verdicts are on appeal although appellate efforts, to date, have not been successful.
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
In October 2004, federal legislation was enacted which eliminated the federal tobacco quota system and price support system through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10.14 billion over a ten-year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers are currently responsible for 92% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Liggett’s and Vector Tobacco’s assessment was $32.4 million in 2011, $31.2 million in 2010 and $22.9 million in 2009. The relative cost of the legislation to each of the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.
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
Liggett may have additional payment obligations under the Master Settlement Agreement.
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
For 2003 - 2011 Liggett and Vector Tobacco, as applicable, disputed that they owe the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco withheld payment associated with these NPM Adjustment amounts. For 2003, Liggett and Vector Tobacco paid the NPM adjustment amount of $9.3 million to the Settling States although both companies continue to dispute this amount is owed. The total amount withheld (or paid into a disputed payment account) by Liggett and Vector Tobacco for 2004 - 2011 was $46.9 million. At December 31, 2011 included in “Other assets” on our consolidated balance sheet was a non-current receivable of $6.5 million relating to the $9.3 million payment. Arbitration of the 2003 NPM Adjustment is pending. Liggett is currently engaged in an arbitration with the states over the NPM Adjustment.
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
Liggett, along with certain other Participating Manufacturers, objected to this retroactive change and disputed the change in methodology. Liggett contends that the retroactive change from using “gross” to “net” unit amounts is impermissible for several reasons, including:

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
The change in the method of calculation could, among other things, result in at least approximately $10.2 million, plus interest, of additional MSA payments for prior years by Liggett, because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA. The Company currently estimates that future annual annual MSA payments would be a least $2.5 million higher if the method of calculation is changed. Liggett is currently engaged in an arbitration with the states over the "gross" versus "net" calculation.
No amounts have been expensed or accrued in the accompanying consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.
Liggett may have additional payment obligations under its state settlements.
In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements and no amounts have been accrued in our consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Mississippi and Texas. Liggett settled the dispute with Florida in 2010 and agreed to, among other things, pay Florida $1.2 million plus $250,000 per year for the next 21 years. The payment in years 12-21 will be subject to an inflation adjustment. In February 2012, Mississippi provided Liggett with a 60-day notice that the state intended to pursue its remedies if Liggett did not cure its alleged defaults. There can be no assurance that Liggett will prevail in the remaining matters and that Liggett will not be required to make additional material payments, which payments could materially adversely affect our consolidated financial position, results of operations or cash flows and the value of our common stock.
New Valley is subject to risks relating to the industries in which it operates.
Risks of real estate ventures.  New Valley has a number of real estate-related investments, including Douglas Elliman Realty (50% interest), New Valley Oaktree Chelsea Eleven LLC (40% interest) and Fifty Third-Five Building LLC (50% interest), Sesto Holdings S.r.L (7.2% interest), 1107 Broadway (5% interest), NV SOCAL LLC (26% interest) and HFZ East 68th Street (18% interest), where other partners hold significant interests. New Valley must seek approval from these other parties for important actions regarding these joint ventures. Since the other parties’ interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm the ventures.
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
The trading price of our common stock has ranged between $14.64 and $18.36 per share over the past 52 weeks. We expect that the market price of our common stock will continue to fluctuate.
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

At December 31, 2011, we had outstanding options granted to employees to purchase approximately 2,581,452 shares of our common stock, with a weighted-average exercise price of $11.70 per share, of which options for 373,199 shares were exercisable at December 31, 2011. We also have outstanding convertible notes and debentures maturing in November 2014 and June 2026, which are currently convertible into 17,314,438 shares of our common stock. The issuance of these shares will cause dilution which may adversely affect the market price of our common stock. The availability for sale of significant quantities of our common stock could adversely affect the prevailing market price of the stock.

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
Liggett’s tobacco manufacturing facilities, and several of the distribution and storage facilities, are currently located in or near Mebane, North Carolina. Various of such facilities are owned and others are leased. As of December 31, 2011, the principal properties owned or leased by Liggett are as follows:

Type	Location	Owned or Leased	Approximate Total Square Footage

Storage Facilities	Danville, VA	Owned	578,000
Office and Manufacturing Complex	Mebane, NC	Owned	240,000
Warehouse	Mebane, NC	Owned	60,000
Warehouse	Mebane, NC	Leased	125,000
Warehouse	Mebane, NC	Leased	22,000

LVB leases approximately 20,000 square feet of office space in Morrisville, North Carolina. The lease expires in January 2013.
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
Reference is made to Note 12 to our consolidated financial statements, which contains a general description of certain legal proceedings to which the Company, Liggett or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1, Material Legal Proceedings, incorporated herein, for additional information regarding the pending tobacco-related legal proceedings to which we or Liggett are parties. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 100 S.E. Second Street, Miami, Florida 33131, Attn: Investor Relations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR”. The following table sets forth, for the periods indicated, high and low sale prices for a share of its common stock on the NYSE, as reported by the NYSE, and quarterly cash dividends declared on shares of common stock:

Year	High	Low	Cash Dividends
2011:
Fourth Quarter	$18.20	$16.53	$0.40
Third Quarter	18.36	15.48	$0.38
Second Quarter	18.34	16.47	$0.38
First Quarter	16.91	14.64	$0.38
2010:
Fourth Quarter	$18.16	$15.25	$0.38
Third Quarter	18.87	15.03	0.36
Second Quarter	15.73	12.59	0.36
First Quarter	14.43	12.29	0.36

At February 15, 2012, there were approximately 1,959 holders of record of our common stock.
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
Our 11% Senior Secured Notes due 2015 prohibit our payment of cash dividends or distributions on our common stock if at the time of such payment our Consolidated EBITDA (as defined) for the most recently completed four full fiscal quarters is less than $50 million. Our Consolidated EBITDA for the four quarters ended December 31, 2011 exceeded $50 million.
We paid 5% stock dividends on September 29, 2011, September 29, 2010, and September 29, 2009 to the holders of our common stock. All information presented in this report is adjusted for the stock dividends.

Performance Graph
The following graph compares the total annual return of our Common Stock, the S&P 500 Index, the S&P MidCap 400 Index and the NYSE Arca Tobacco Index, formerly known as the AMEX Tobacco Index, for the five years ended December 31, 2011. The graph assumes that $100 was invested on December 31, 2006 in the Common Stock and each of the indices, and that all cash dividends and distributions were reinvested.

	12/06	12/07	12/08	12/09	12/10	12/11
Vector Group Ltd.	100	128	100	121	172	203
S&P 500	100	105	67	84	97	99
S&P MidCap	100	108	69	95	120	118
NYSE Arca Tobacco	100	110	88	124	147	172

Unregistered Sales of Equity Securities and Use of Proceeds

Except for approximately 3,782,308 shares of our common stock issued as a stock dividend on September 29, 2011, no securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the twelve months ended December 31, 2011.
Issuer Purchases of Equity Securities
No other securities of ours which were not registered under the Securities Act of 1933 were purchased by us during the three months ended December 31, 2011.

EXECUTIVE OFFICERS OF THE REGISTRANT
The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of February 24, 2012. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

Name	Age	Position	Year Individual Became an Executive Officer
Howard M. Lorber	63	President and Chief Executive Officer	2001
Richard J. Lampen	58	Executive Vice President	1996
J. Bryant Kirkland III	46	Vice President, Chief Financial Officer and Treasurer	2006
Marc N. Bell	51	Vice President, General Counsel and Secretary	1998
Ronald J. Bernstein	58	President and Chief Executive Officer of Liggett	2000

Howard M. Lorber has been our President and Chief Executive Officer since January 2006. He served as our President and Chief Operating Officer from January 2001 to December 2005 and has served as a director of ours since January 2001. From November 1994 to December 2005, Mr. Lorber served as President and Chief Operating Officer of New Valley, where he also served as a director. Mr. Lorber was Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; Chairman of the Board of Directors since 1987 and Chief Executive Officer from November 1993 to December 2006 of Nathan’s Famous, Inc., a chain of fast food restaurants; a director of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; Chairman of the Board of Ladenburg Thalmann Financial Services from May 2001 to July 2006 and Vice Chairman since July 2006 and was a Director of Borders Group Inc. from May 2010 until January 2012. He is also a trustee of Long Island University.
Richard J. Lampen has served as our Executive Vice President since July 1996. From October 1995 to December 2005, Mr. Lampen served as the Executive Vice President and General Counsel of New Valley, where he also served as a director. Since September 2006, he has served as President and Chief Executive Officer of Ladenburg Thalmann Financial Services. From November 1998 to November 2011, he served as President and Chief Executive Officer of CDSI Holdings Inc., an affiliate of New Valley, which is now known as SG Blocks Inc. Since October 2008, Mr. Lampen has served as President and Chief Executive Officer of Castle Brands Inc., a publicly traded developer and importer of premium branded spirits in which we held an approximate 11% equity interest at December 31, 2011. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of Castle, SG Blocks Inc. and Ladenburg Thalmann Financial Services.
J. Bryant Kirkland III has been our Vice President, Chief Financial Officer and Treasurer since April 2006. Mr. Kirkland has served as a Vice President of ours since January 2001 and served as New Valley’s Vice President and Chief Financial Officer from January 1998 to December 2005. He has served since July 1992 in various financial capacities with us, Liggett and New Valley. Mr. Kirkland served as Vice President, Treasurer and Chief Financial Officer of SG Blocks Inc. from January 1998 to November 2011 and as a director of SG Blocks Inc. since November 1998.
Marc N. Bell has been our General Counsel and Secretary since May 1994 and our Vice President since January 1998 and the Senior Vice President and General Counsel of Vector Tobacco since April 2002. From November 1994 to December 2005, Mr. Bell served as Associate General Counsel and Secretary of New Valley and from February 1998 to December 2005, as a Vice President of New Valley. Mr. Bell previously served as Liggett's General Counsel and currently serves as an officer, director or manager for many of Vector's or New Valley's subsidiaries. Prior to May 1994, Mr. Bell was with the law firm of Zuckerman Spaeder LLP in Miami, Florida and from June 1991 to May 1993, with the law firm of Fischbein Badillo Wagner Harding in New York, New York.
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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues(1)	$1,133,380	$1,063,289	$801,494	$565,186	$555,430
Net income	75,020	54,084	24,806	60,504	73,803
Per basic common share(2):
Net income applicable to common shares	$0.93	$0.68	$0.31	$0.77	$0.95
Per diluted common share(2):
Net income applicable to common shares	$0.93	$0.67	$0.31	$0.69	$0.93
Cash distributions declared per common share(2)	$1.54	$1.47	$1.40	$1.33	$1.27
Balance Sheet Data:
Current assets	$509,741	$526,763	$389,208	$355,283	$395,626
Total assets	927,768	949,595	735,542	717,712	785,289
Current liabilities	315,198	226,872	149,008	296,159	109,337
Notes payable, embedded derivatives, long-term debt and other obligations, less current portion	542,371	647,064	487,936	287,546	378,760
Non-current employee benefits, deferred income taxes and other long-term liabilities	159,229	121,893	103,280	100,402	196,340
Stockholders’ (deficiency) equity	(89,030)	(46,234)	(4,682)	33,605	100,852
_____________________________

(1)
Revenues include federal excise taxes of $552,965, $538,328, $377,771, $168,170 and $176,269, respectively. Effective April 1, 2009, federal excises taxes increased from $0.39 per pack of cigarettes to $1.01 per pack of cigarettes.

(2)	Per share computations include the impact of 5% stock dividends on September 29, 2011, September 29, 2010, September 29, 2009, September 29, 2008 and September 28, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Overview
We are a holding company and are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC and Vector Tobacco Inc. subsidiaries, and

•
the real estate business through our New Valley LLC subsidiary, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.

All of our tobacco operation’s unit sales volume in 2011, 2010 and 2009 was in the discount segment, which management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
Our tobacco subsidiaries’ cigarettes are produced in approximately 118 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

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
In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT’s represented 8.7% in 2011, 13.0% in 2010 and 21.5% in 2009 of Liggett's unit volume. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX represented 12.7% in 2011, 18.5% in 2010 and 27.9% in 2009 of Liggett's unit volume. In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett’s family of brands with 56.4% of Liggett’s unit volume in 2011, 42.6% in 2010 and 14.6% in 2009. According to Management Science Associates, Liggett held a share of approximately 12.8% of the overall discount market segment for 2011 compared to 11.9% for 2010 and 9.2% for 2009.
Under the Master Settlement Agreement ("MSA") reached in November 1998 with 46 states and various territories, the three largest cigarette manufacturers must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market. Additionally, Vector Tobacco has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. market. Liggett’s and Vector Tobacco’s payments under the MSA are based on each company’s incremental market share above the minimum threshold applicable to such company. We believe that our tobacco subsidiaries have gained a sustainable cost advantage over their competitors as a result of the settlement.
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
6.75% Variable Interest Senior Convertible Note due 2014.  On May 11, 2009, we issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. The note pays interest (“Total Interest”) on a quarterly basis at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest or (ii) 6.75% per annum. The note is convertible into our common stock at the holder’s option. As of December 31, 2011, the conversion price of $12.99 per share (approximately 76.9697 shares of common stock per $1,000 principal amount of the note) is subject to adjustment for various events, including the issuance of stock dividends. The note matures on November 15, 2014. We will redeem on May 11, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the note necessary to prevent the note from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the note) occurs, we will be required to offer to repurchase the note at 100% of its principal amount, plus accrued interest.
The purchaser of this 6.75% Note is an entity affiliated with Dr. Phillip Frost, who reported, after the consummation of the sale, beneficial ownership of approximately 11.7% of our common stock. In November 2011, Dr. Frost reported that entities affiliated with him had beneficial ownership of 18.5% of our common stock following the purchase of additional shares in a privately-negotiated transaction from an existing stockholder.
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
We issued the 6.75% Exchange Notes to the holders in reliance on the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 3(a)(9) thereof. The notes pay interest (“Total Interest”) on a quarterly basis beginning August 15, 2009 at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest or (ii) 6.75% per annum. The notes are convertible into our common stock at the holder’s option. As of December 31, 2011, the conversion price of $14.74 per share (approximately 67.8442 shares of common stock per $1,000 principal amount of notes) is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on November 15, 2014. We will redeem on June 30, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the indenture) occurs, we will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make whole” payment.
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
We recorded an operating loss of $503, $631 and $886 for the years ended December 31, 2011, 2010 and 2009, respectively, from Escena.
New Valley Oaktree Chelsea Eleven, LLC.  As of February 15, 2012, 52 of the 54 units in the Chelsea Eleven LLC real estate development had been sold.
As of December 31, 2011, Chelsea Eleven LLC had approximately $17,628 of total assets and $1,345 of total liabilities, excluding amounts owed to New Valley Oaktree Chelsea Eleven LLC. Chelsea Eleven LLC retired its construction loan during the second quarter of 2010 from the proceeds of the sales of units. In addition, on July 1, 2010, Chelsea Eleven LLC borrowed $47,100 to retire Chelsea Eleven LLC’s then outstanding mezzanine debt (approximately $37,200) and for other working capital purposes. The loan was repaid in 2011.
As of December 31, 2011, we received net distributions of $7,638 and $1,042 from New Valley Oaktree Chelsea Eleven LLC for the years ended December 31, 2011 and 2010, respectively. We recorded equity income of $3,000, $900 and $1,500 for the years ended December 31, 2011, 2010 and 2009, respectively, related to New Valley Chelsea. Our maximum exposure to loss as a result of its investment in Chelsea is $6,320.
Aberdeen Townhomes LLC.  In June 2008, a subsidiary of New Valley purchased a preferred equity interest in Aberdeen Townhomes LLC for $10,000. Aberdeen acquired five townhome residences located in Manhattan, New York, which it is in the process of rehabilitating and selling. Each of the townhomes has been sold and this project is concluded. We recorded an impairment loss of $3,500 in each of 2008 and 2009. We recorded gains of $3,843 in 2011, which was reflected as Gain on Townhomes, and in 2010 we recognized a gain of $760 primarily resulting from the acquisition of mortgage loans and operating income of $352. These amounts were reflected as a reduction of operating, selling, administrative and general.
 Fifty Third-Five Building LLC.   In September 2010, New Valley, through its NV 955 LLC subsidiary, contributed $2,500 to a joint venture, Fifty Third-Five Building LLC (“JV”), of which it owns 50%. The JV was formed for the purposes of acquiring a defaulted real estate loan, collateralized by real estate located in New York City. In October 2010, New Valley contributed an additional $15,500 to the JV and the JV acquired the defaulted loan for approximately $35,500. The previous lender had commenced proceedings seeking to foreclose its mortgage. Upon acquisition of the loan, the JV succeeded to the rights of the previous lender in the litigation.  In April 2011, the court granted the JV's motion for summary judgment, dismissing certain substantive defenses raised by the borrower and the other named parties. Thereafter, the borrower challenged the validity of the assignment from the previous lender to the JV. In February 2012, the court affirmed the validity of the assignment and its decision to grant summary judgment.
The JV is a variable interest entity; however, we are not the primary beneficiary. Our maximum exposure to loss as a result of its investment in the JV is $18,000. This investment is being accounted for under the equity method.
Sesto Holdings S.r.l.  In October 2010, New Valley, through its NV Milan LLC subsidiary, acquired a 7.2% interest in Sesto Holdings S.r.l. for approximately $5,000. Sesto holds a 42% interest in an entity that has purchased approximately 322 acres in Milan, Italy. Sesto intends to develop the land as a multi-parcel, multi-building mixed use urban regeneration project. Sesto is a variable interest entity; however, we are not the primary beneficiary. Our maximum exposure to loss as a result of New Valley's investment in Sesto is $5,037. New Valley accounts for Sesto under the equity method of accounting.
Loft 21 LLC.  In February 2011, New Valley invested $900 for an approximate 12% interest in Lofts 21 LLC.  Lofts 21 LLC acquired an existing property in Manhattan, NY, which is scheduled to be developed into condominiums.  Lofts 21 LLC is a variable interest entity; however, New Valley is not the primary beneficiary. Our maximum exposure to loss as a result of New Valley's investment is $900. New Valley accounts for Lofts 21 LLC under the equity method of accounting.
1107 Broadway.  During 2011, New Valley invested $5,489 for an approximate indirect 5% interest in MS/WG 1107 Broadway Holdings LLC. In September 2011, MS/WG 1107 Broadway Holdings LLC acquired the 1107 Broadway property in Manhattan, NY. The joint venture plans to develop the property, which was formerly part of the International Toy Center, into luxury residential condominiums with ground floor retail space.  MS/WG 1107 Broadway Holdings LLC is a variable interest entity; however, New Valley is not the primary beneficiary. Our maximum exposure on New Valley's investment in MS/WG 1107

Broadway Holdings LLC is $5,489. New Valley accounts for MS/WG 1107 Broadway Holdings LLC under the equity method of accounting.
Hotel Taiwana. In October 2011, New Valley invested $2,658 for an approximate 17.39% interest in Hill Street Partners LLP ("Hill"). Hill purchased a 37% interest in Hill Street SEP ("Hotel Taiwana") which owns a hotel located in St. Barts, French West Indies. The hotel consists of 30 suites, 6 pools, a restaurant. lounge and gym. The purpose of the investment is to renovate and the sell the hotel in its entirety or as hotel-condos. The investment is a variable interest entity; however, we are not the primary beneficiary. Our maximum exposure to loss as a result of New Valley's investment in Hotel Taiwana is $2,658. New Valley accounts for Hotel Taiwana under the equity method of accounting.
NV SOCAL LLC. In October 2011, a newly-formed joint venture, between affiliates of New Valley and Winthrop Realty Trust, entered into an agreement with Wells Fargo Bank to acquire a $117,900 C-Note (the “C-Note”) for a purchase price of $96,700.  The C-Note is the most junior tranche of a $796,000 first mortgage loan originated in July 2007 which is collateralized by a 31-property portfolio of office properties situated throughout southern California, consisting of approximately 4.5 million square feet.  The C-Note bears interest at a rate per annum of LIBOR plus 310 basis points, requires payments of interest only prior to maturity and matures on August 9, 2012.  On November 3, 2011, New Valley invested $25,000 for an approximate 26% interest in the joint venture. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. Our maximum exposure to loss as a result of New Valley's investment in NV SOCAL LLC is $25,095. New Valley accounts for NV SOCAL LLC under the equity method of accounting. New Valley recorded equity income of $95 for the year ended December 31, 2011.
HFZ East 68th Street. In December 2011, New Valley invested $7,000 for an approximate 18% interest in a condominium conversion project. The building is a 12-story, 105,000 square foot residential rental building located on 68th Street between Fifth Avenue and Madison Avenue in Manhattan, NY. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. Our maximum exposure to loss as a result of New Valley's investment in HFZ East 68th Street is $7,000. New Valley accounts for this investment under the equity method of accounting.
Gains or Losses on Long-term Investments.  Two of our long-term investments were liquidated in January 2011 and April 2011, respectively. We received distributions of $66,190 for the year ended December 31, 2011 primarily from the liquidation of the two long-term investments. We recognized a gain of $25,832 for the year ended December 31, 2011.

Recent Developments in Tobacco-Related Litigation
The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. Liggett could be subjected to substantial liabilities and bonding requirements from litigation relating to cigarette products. Adverse litigation outcomes could have a negative impact on our ability to operate due to their impact on cash flows. We and our Liggett subsidiary, as well as the entire cigarette industry, continue to be challenged on numerous fronts, particularly with respect to the Engle progeny cases in Florida. New cases continue to be commenced against Liggett and other cigarette manufacturers. It is likely that similar legal actions, proceedings and claims will continue to be filed against Liggett. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pled in certain cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any tobacco-related litigation could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Liggett could face difficulties in obtaining a bond to stay execution of a judgment pending appeal.
As of December 31, 2011, there were approximately 5,755 Engle progeny cases, 33 individual suits, six purported class actions and one healthcare cost recovery action pending in the United States in which Liggett or us, or both, were named as a defendant. To date, adverse verdicts have been entered against Liggett in six Engle progeny cases. As of December 31, 2011, 52 alleged Engle progeny cases, where Liggett is currently named as a defendant, were scheduled for trial in 2012.
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

Engle Progeny Cases.  In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court's July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court's reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and us have been named in 5,755 Engle progeny cases in both federal (2,755 cases) and state (3,000 cases) courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. These cases include approximately 7,950 plaintiffs. The number of state court Engle progeny cases may increase as multi-plaintiff cases continue to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties.

Critical Accounting Policies
General.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include impairment charges, inventory valuation, deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, the estimated fair value of embedded derivative liabilities, settlement accruals, long-term investments and impairments, accounting for investments in equity securities, and litigation and defense costs. Actual results could differ from those estimates.
Revenue Recognition.  Revenues from sales of cigarettes are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. In accordance with authoritative guidance on how taxes collected from customers and remitted to governmental authorities should be presented in the income statement (that is, gross versus net presentation)”, our accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues and cost of sales totaled $552,965, $538,328, and $377,771 for the years ended December 31, 2011, 2010 and 2009, respectively. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
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
Restructuring and Asset Impairment Charges.  We have recorded charges related to employee severance and benefits, asset impairments, contract termination and other associated exit costs during 2009, 2006, 2004 and 2003. The calculation of severance pay requires management to identify employees to be terminated and the timing of their severance from employment. The calculation of benefits charges requires actuarial assumptions including determination of discount rates. The asset impairments were recorded in accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, which requires management to estimate the fair value of assets to be disposed of. These restructuring charges are based on management’s best estimate at the time of restructuring. The status of the restructuring activities is reviewed on a quarterly basis and any adjustments to the reserve, which could differ materially from previous estimates, are recorded as an adjustment to operating income.
Contingencies.  We record Liggett's product liability legal expenses and other litigation costs as operating, selling, administrative and general expenses as those costs are incurred. As discussed in Note 12 to our consolidated financial statements, legal proceedings regarding Liggett's tobacco products are pending or threatened in various jurisdictions against Liggett and us.

We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in Note 12 to our consolidated financial statements and discussed below related to the six cases where an adverse verdict was entered against Liggett: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.

Although Liggett has generally been successful in managing litigation in the past, litigation is subject to uncertainty and significant challenges remain, particularly with respect to the Engle progeny cases. In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. The Florida Supreme Court ruled in July 2006 to decertify the Engle class of smokers on a prospective basis and affirmed the appellate court's reversal of the punitive damages award. Despite the reversal, the Florida Supreme Court allowed the plaintiffs to pursue their claims individually, using certain of the Phase I Engle findings. This decision gave rise to the Engle progeny cases.
Adverse verdicts have been entered against Liggett and other industry defendants in Engle progeny cases brought in Florida state court, and two of these verdicts have been affirmed on appeal. At December 31, 2011, Liggett and us are defendants in 3,000 state court Engle progeny cases. Through December 31, 2011, 55 state court cases have been tried against the industry, with plaintiffs' verdicts in 36 cases and defense verdicts in 19 cases. Other cases have either been dismissed by the court on summary judgment or a mistrial was declared. Other cases have either been dismissed by the court on summary judgment or a mistrial was declared. Since Engle progeny trials started in 2009, an average of approximately 20 cases per year have been tried. Based on the current rate of trials per year, it would require decades to resolve the remaining state court Engle progeny cases. To date, an adverse verdict has been entered against Liggett in six of the cases tried (exclusive of the Lukacs case, discussed in Note 12 to our consolidated financial statements). Through February 22, 2012, other than the Lukacs case, the verdicts against Liggett have ranged from $1 to $3,008. In one of these cases, the verdict included punitive damages in the amount of $1,000. We have accrued $181 for these cases as of December 31, 2011. Our potential range of loss in the six Engle progeny cases where an adverse verdict has been reached is between $0 and $6,089 in the aggregate, plus accrued interest and legal fees. In determining the range of loss, we consider potential settlements as well as future appellate relief.
Except as discussed in Note 12 to our consolidated financial statements with respect to the six cases where an adverse verdict was entered against Liggett, management is unable to estimate the possible loss or range of loss from remaining Engle progeny cases as there are currently multiple defendants in each case and discovery has not occurred or is limited. As a result, we lack information about whether plaintiffs are, in fact, Engle class members (non-class members' claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things.  Further, plaintiffs typically do not specify their demand for damages. We believe that the process under which Engle progeny cases are tried is unconstitutional and we continue to pursue our appellate rights.
There is other tobacco-related litigation pending against Liggett, which is discussed in Note 12 to our consolidated financial statements. This litigation is also evaluated on a quarterly basis. Management is not able to predict the outcome of any of the other tobacco-related litigation pending or threatened against Liggett.
You should not infer from the absence of any reserve in our consolidated financial statements that we will not be subject to significant tobacco-related liabilities in the future. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.
Settlement Agreements.  As discussed in Note 12 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the MSA. Liggett and Vector Tobacco have no payment obligations under the MSA except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the MSA, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the MSA is recorded in cost of goods sold as the products are shipped. Settlement expenses under the MSA recorded in the accompanying consolidated statements of operations were $155,707 for 2011, $135,684 for 2010 and $67,158 for 2009. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
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
At December 31, 2011 and 2010, the fair value of derivative liabilities was estimated at $133,500 and $141,492, respectively. The decrease is due to the gains on the changes in fair value of convertible debt.
Changes to the fair value of these embedded derivatives are reflected on our consolidated statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. We recognized a gain of $7,984 in 2011, a gain of $11,524 in 2010 and a loss of $35,925 in 2009 due to changes in the fair value of the embedded derivatives.
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
We recognized non-cash interest expense of $6,355, $4,437 and $5,390 in 2011, 2010 and 2009, respectively, due to the amortization of the debt discount attributable to the embedded derivatives and $4,086, $2,530, and $2,869 in 2011, 2010 and 2009, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.
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
Stock-Based Compensation.  Our stock-based compensation uses a fair value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight line basis over the requisite service period of the award. We recognized stock-based compensation expense of $1,715, $1,218 and $292 in 2011, 2010 and 2009 related to the amortization of stock option awards and $1,468, $1,452 and $3,350 related to the amortization of restricted stock grants. As of December 31, 2011 and 2010, there was $3,860 and $4,057, respectively, of total unrecognized cost related to employee stock options and $3,653 and $5,086, respectively, of total unrecognized cost related to restricted stock grants. See Note 11 to our consolidated financial statements.
Employee Benefit Plans.  The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of December 31, 2011, our benefit obligations were computed assuming a discount rate between 3.75% - 4.75%. As of December 31, 2011, our service cost were computed assuming a discount rate of 5.25%. In determining our expected rate of return on plan assets we consider input from our external advisors and historical returns based on the expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 5.2%, 4.8% and 3.0% for the years ended December 31, 2011, 2010 and 2009, respectively, and our actual five-year annual rate of return on our pension plan assets was 2.9%, 5.7% and 3.5% for the years ended December 31, 2011, 2010 and 2009, respectively. In computing expense for the year ended December 31, 2012, we will use an assumption of a 7% annual rate of return on our pension plan assets. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.
Net pension expense for defined benefit pension plans and other postretirement benefit expense was $3,300, $5,001 and $4,435 for 2011, 2010 and 2009, respectively, and we currently anticipate such expense will be approximately $3,600 for 2012. In contrast, our funding obligations under the pension plans are governed by the Employee Retirement Income Security Act (“ERISA”). To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the tax qualified pension plans for the pension plan year beginning on January 1, 2012 and ending on December 31, 2012.
Long-Term Investments and Impairments.  At December 31, 2011, we had long-term investments of $22,174, which consisted primarily of investment partnerships investing in investment securities and real estate. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of the investment partnerships is provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. Gains are recognized when realized in our consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. On a quarterly basis, we evaluate our investments to determine whether an impairment has occurred. If so, we also make a determination of whether such impairment is considered temporary or other-than-temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts and circumstances driven. However, among the matters that are considered in making such a determination are the period of time the investment has remained below its cost or carrying value, the severity of the decline, the likelihood of recovery given the reason for the decrease in market value and our original expected holding period of the investment.
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
Our significant business segments for the three years ended December 31, 2011 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes and the research related to reduced risk products. The Real Estate segment includes the Company’s investment in Escena, Aberdeen and investments in non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies and can be found in Note 1 to our consolidated financial statements.

	Year Ended December 31,
	2011	2010		2009
	(Dollars in thousands)
Revenues:
Tobacco	$1,133,380	$1,063,289		$801,494
Operating income (loss):
Tobacco	164,581	130,157	(1)	160,915	(2)
Real estate	(1,929)	(631)		(886)
Corporate and other	(19,331)	(18,213)		(16,862)
Total operating income	$143,321	$111,313		$143,167
_____________________________

(1)	Operating income includes litigation judgment expense of $16,161 and a $3,000 settlement charge.

(2)	Operating income includes a gain of $5,000 on the Philip Morris brand transaction completed February 2009 and restructuring costs of $900.
2011 Compared to 2010
Revenues.  All of our revenues were from the Tobacco segment for the years ended December 31, 2011 and 2010, respectively. Liggett increased the list price of LIGGETT SELECT, EVE, and GRAND PRIX by $0.60 per carton in January 2010, an additional $0.65 per carton in May 2010, an additional $0.75 per carton in October 2010 and an additional $0.80 per carton in October 2011. The list price of LIGGETT SELECT and EVE increased by $1.00 per carton in June 2011. The list price of GRAND PRIX also increased by $1.10 per carton in June 2011. Liggett increased the list price of PYRAMID by $1.30 per carton in January 2011 and $1.10 per carton in August 2011.
All of our sales were in the discount category for the years ended December 31, 2011 and 2010, respectively. Revenues were $1,133,380 for the year ended December 31, 2011 compared to $1,063,289 in 2010. Revenues increased by 6.6% ($70,091) due to a favorable price variance of $69,140 primarily related to increases in price of PYRAMID and a favorable sales volume variance of $951 (approximately 292.9 million units or a 2.7% increase in unit volume primarily related to PYRAMID).
Cost of Goods Sold. Our cost of goods sold increased from $845,106 for the year ended December 31, 2010 to $892,883 for the year ended December 31, 2011. The major components of our cost of goods sold are federal excise taxes, which are variable costs based on the number of units sold, expenses under the MSA, FDA legislation and tobacco buyout, which are variable costs based on the number of units sold, and tobacco and other manufacturing costs, which are fixed and variable costs. Federal excise taxes increased from $538,328 in 2010 to $552,965 in 2011 as a result of increased unit sales volume of 2.7%. Tobacco and other manufacturing costs increased from $128,119 in 2010 to $133,559 in 2011 primarily as a result of increased sales volume. Expenses under the MSA increased from $135,684 in 2010 to $155,707 in 2011 primarily as a result of increased unit sales volume above our allocated market share and higher MSA rates.
Tobacco Gross Profit.  Tobacco gross profit was $240,497 for the year ended December 31, 2011 compared to $218,183 in 2010. The $22,314 (10.2%) increase was primarily due to higher prices. As a percent of revenues (excluding federal excise taxes), Tobacco gross profit decreased to 41.4% for year ended December 31, 2011 compared to gross profit of 41.6% for the same period in 2010 due to sales mix and an increase in MSA expense due to growth in market share offset by increased sales prices in 2011.
Expenses.  Operating, selling, administrative and general expenses were $97,176 for the year ended December 31, 2011 compared to $90,709 for the same period in 2010, an increase of $6,467 (7.1%). Tobacco expenses were $75,916 for the year ended December 31, 2011 compared to $68,865 for the same period in 2010, an increase of $7,051 (10.2%) which was primarily the result of higher sales force expenses due to an increase in sales force over the last twelve months. Tobacco product liability legal expenses and other litigation costs were $7,795 and $10,028 for the year ended December 31, 2011 and 2010, respectively. In addition, we recorded $16,161 of expense associated with litigation judgments in 2010. Expenses at the corporate segment decreased from $21,213 to $19,331 for the year ended December 31, 2011 compared to the same period to the same period in 2010 due to the timing of expenses.
Operating income.  Operating income was $143,321 for the year ended December 31, 2011 compared to $111,313 for the same period last year, an increase of $32,008 (28.8%). Tobacco segment operating income increased from $130,157 for the year ended December 31, 2010 to $164,581 for the same period in 2011 primarily the result of price increases taken in 2011 and the absence of the $16,161 litigation judgment expense and a $3,000 non-recurring settlement charge that occurred in 2010 offset by higher sales force expenses due to an increase in sales force over the last twelve months. The real estate segment’s operating loss of $1,929 and $631 for the years ended December 31, 2011 and 2010, respectively, related primarily to Escena’s operations. The operating loss at the corporate segment was $19,331 for the year ended December 31, 2011 compared to $18,213 for the same period last year, an increase of $1,118.
Other Income (Expenses).  Other expenses were $20,164 for the year ended December 31, 2011 compared to $25,743 for the past year. For the year ended December 31, 2011, other expenses primarily consisted of interest expense of $100,706, an equity loss of $859 on long-term investments and a loss of $1,217 on the extinguishment of 10% principal ($11,000) of the 3.875% Variable Interest Senior Convertible Debentures due 2026 on June 15, 2011. These expenses were offset by income of $7,984 for changes in fair value of derivatives embedded within convertible debt, net realized gains on investments held for sale of $23,257, equity income on non-consolidated real estate businesses of $19,966, gain on liquidation of long-term investments of $25,832, gain on sale of townhomes of $3,843 and other income of $1,736. Interest expense increased by $16,610 due to the issuance of debt that occurred at the end of 2010 for which a full year of interest expense was incurred in 2011. For the year ended December 31, 2010, other expenses primarily consisted of interest expense of $84,096 offset by other income of $11,524 for changes in fair value of derivatives embedded within convertible debt, net realized gains on investments held for sale of $19,869, equity income on non-consolidated real estate businesses of $23,963, equity income on a long-term investment of $1,489 and interest and other income of $1,508.
We recorded equity income of $1,489 related to a limited partnership for the year ended December 31, 2010, included in this amount was the impact of an error we identified, which resulted in an out-of-period adjustment of approximately $1,650 (approximately $980 after taxes) for the year ended December 31, 2010. The error occurred because our ownership in the limited partnership increased from a nominal percentage to more than 10% during the fourth quarter of 2008 (due to significant withdrawals from other partners); thus, our investment should have been accounted for under the equity method for all previous periods in which the investment was held. We assessed the materiality of this error on all previously issued financial statements in accordance with the ASC 250-10-S99-1 and concluded that the error was immaterial to all previously issued financial statements. The impact of correcting this error in the current year was not material to our 2010 consolidated financial statements. This adjustment was recognized within other income in the consolidated statements of operations.
The fair value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The income of $7,984 and $11,524 from the embedded derivative for the years ended December 31, 2011 and 2010, respectively, was primarily the result of increasing spreads between corporate convertible debt and risk-free investments offset by interest payments during the period.
Income before income taxes.  Income before income taxes for the year ended December 31, 2011 was $123,157 compared to $85,570 for the same period in 2010.
Income tax expense.  The income tax expense was $48,137 for the year ended December 31, 2011 compared to $31,486 for the same period in 2010.

Vector’s income tax rates for the years ended December 31, 2011 and 2010 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction. In addition, we recorded a tax benefits of $870 and $500 for the years ended December 31, 2011 and 2010, respectively, resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The net deferred tax asset has been recognized for state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.
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
Cost of Goods Sold. Our cost of goods sold increased from $577,386 for the year ended December 31, 2009 to $845,106 for the year ended December 31, 2010. The major components of our cost of goods sold are federal excise taxes, which are variable costs based on the number of units sold, expenses under the MSA, which are variable costs based on the number of units sold, and tobacco and other manufacturing costs, which are fixed and variable costs. Federal excise taxes increased from $377,771 in 2009 to $538,328 in 2010 as a result of increased unit sales volume of 24.9% and the increase in federal excise taxes on cigarettes on April 1, 2009. Tobacco and other manufacturing costs increased from $105,358 in 2009 to $128,119 in 2010 primarily as a result of increased sales volume. Expenses under the MSA increased from $67,158 in 2009 to $135,684 in 2010 primarily as a result of increased unit sales volume.
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
Expenses.  Operating, selling, administrative and general expenses were $90,709 for the year ended December 31, 2010 compared to $85,041 for the same period last year, an increase of $5,668 (6.7%). Tobacco expenses, not including the $16,161 litigation judgment expense and a $3,000 settlement charge, were $68,865 for the year ended December 31, 2010 compared to $68,194 for the same period in 2009, an increase of $671 (1.0%) which was primarily the result of an increase in personnel and freight costs associated with increased unit sales in 2010 offset by a decrease of pension expense of approximately $2,000 and a decrease in research expenses of $951. Tobacco product liability legal expenses and other litigation costs were $10,028 and $6,000 for the year ended December 31, 2010 and 2009, respectively. In addition, we recorded $16,161 of expense associated with a litigation judgment paid in 2010. Expenses at the corporate segment increased from $15,691 to $21,213 due primarily to higher expenses associated with our Supplemental Retirement Plan and professional fees in 2010. The real estate segment expenses decreased from $886 in 2009 to $631 in 2010 related to expenses incurred in connection with Escena’s operations.
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
Vector’s income tax rates for the years ended December 31, 2010 and 2009 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction. In addition, we recorded a benefit of $500 and $6,166 for the years ended December 31, 2010 and 2009, respectively, resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The net deferred tax asset has been recognized for state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.

Liquidity and Capital Resources
Net cash and cash equivalents decreased by $58,902 and $1,651 in 2011 and 2009, respectively, and increased by $90,371 in 2010.
Net cash provided by operations was $36,041, $67,004 and $5,667 in 2011, 2010 and 2009, respectively. The decrease from 2010 to 2011 related primarily to an increase in Liggett's accounts receivable in 2011, the absence of a litigation judgment expense in the 2011 period and increased interest payments in 2011.  The increase in accounts receivable was due to changes in customer buying patterns as well as an extension of collection terms on PYRAMID sales by five days in 2011. These changes were offset by increased operating income in 2011. The increase from 2009 to 2010 related primarily to lower income tax payments in the 2010 period due to higher taxable income in the 2009 period as a result of the recognition of a previously deferred gain of approximately $192,000, the $20,860 payment in 2009 to the Executive Chairman upon his retirement in accordance with the our Supplemental Retirement Plan and increased settlement accruals under the MSA in 2010 compared to 2009. We accrue liabilities under the MSA when a sale is consummated; however, the payments under the MSA are generally not made until the December in the year of the sale or the April after the year of sale. The difference was offset by the absence of the $5,000 payment received on the Philip Morris brands transaction in 2009 and a $14,361 litigation judgment payment made in 2010.
Cash provided by investing activities was $41,285 in 2011 compared to cash used in investing activities of $45,132 and $6,816 in 2010 and 2009, respectively. In 2011, cash provided by investing activities was primarily from the proceeds from the sale or maturity of investment securities of $31,643, proceeds from the sale or liquidation of long-term investments of $66,190, distributions from non-consolidated real estate businesses of $8,450 and proceeds from the sales of townhomes of $19,629. This was offset by cash primarily used for the purchase of investment securities of $5,039, purchase of real estate businesses of $41,859, purchase of long-term investments of $10,000, capital expenditures of $11,838, an increase in cash surrender value of corporate-owned life insurance policies of $744 and the issuance of notes receivable of $15,256. In 2010, cash was used for the purchase of an investment in a joint venture of $18,000, Aberdeen mortgages of $13,462, investment securities of $9,394, long-term investments of $5,062, investments in non-consolidated real estate business of $6,645, a decrease in non-current restricted assets of $1,100, an increase in cash surrender value of life insurance policies of $936, the issuance of notes receivable of $930, and capital expenditures of $23,391 offset by the proceeds from the sale or maturity of investment securities of $28,587, distributions from non-consolidated real estate businesses of $3,539, proceeds from the sale or liquidation of long-term investments of $1,002, cash acquired in Aberdeen consolidation of $473, and proceeds from the sale of fixed assets of $187. In 2009, cash was used for the purchase of investment securities of $12,427, capital expenditures of $3,848, an increase in cash surrender value of corporate-owned life insurance policies of $839, an investment in non-consolidated real estate assets of $474, a purchase of long-term investments of $51, offset by distributions from non-consolidated real estate businesses of $6,730, proceeds from the liquidation of long-term investments of $2,254, proceeds from the sale or maturity of investment securities of $78 and a decrease in restricted assets of $1,720.

Cash used in financing activities was $136,228 and $502 in 2011 and 2009, respectively, compared to cash provided by financing activities of $68,499 in 2010. In 2011, cash was used for distributions on common stock of $125,299, net repayments of debt under the revolver of $14,238 and repayment of debt of $4,960 offset by proceeds from debt issuance of $6,419, proceeds from the exercise of Vector options of $1,029, and tax benefit of options exercised of $821. In 2010, cash provided by financing activities was primarily from proceeds of debt issuance of $185,714, net borrowings under the revolver of $18,326, proceeds from the exercise of Vector options of $1,265 and excess of tax benefit of options exercised of $269 offset by cash used for distributions on common stock of $117,459, repayments of debt of $14,539 and deferred finance charges of $4,932. Cash used in financing activities in 2009 resulted from proceeds of debt issuance of $118,805, excess tax benefit of options exercised of $9,162, and the proceeds from exercise of stock options of $1,194, offset by cash used for distributions on common stock of $115,778, repayment of debt of $6,179, deferred financing charges of $5,573, and net repayments over borrowings of debt under the revolver of $2,133.
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
The majority of these equipment purchases are due to Liggett’s increased unit volume sales plus an increasing proportion of sales in box style packaging versus soft pack. Liggett’s management expects capital expenditures of approximately $8,000 in 2012, of which the majority will be financed on terms similar to the previous 2011 financing arrangements.
Liggett has a $50,000 credit facility with Wells Fargo Bank, N.A. ("Wells Fargo"), as successor-in-interest to Wachovia Bank, N.A., under which $21,472 was outstanding at December 31, 2011. The facility was renewed in February 2012 for a three year period. Availability as determined under the facility was approximately $14,533 based on eligible collateral at December 31, 2011. The credit facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the credit facility, on a trailing twelve-month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined under the credit facility, is less than $20,000. The covenants also require that annual Capital Expenditures, as defined under the credit facility, (before a maximum carryover amount of $2,500), shall not exceed $10,000 during any fiscal year. At December 31, 2011, management believed that Liggett was in compliance with all covenants under the credit facility as amended. Liggett’s EBITDA, as defined, were approximately $147,879 for the twelve months ended December 31, 2011.
In August 2007, Liggett and Wells Fargo amended the credit facility to permit the guaranty of our Senior Secured Notes by each of Liggett and 100 Maple LLC, a subsidiary of Liggett ("Maple") and the pledging of certain assets of Liggett and Maple on a subordinated basis to secure their guarantees. The credit facility was also amended to grant to Wells Fargo a blanket lien on all the assets of Liggett and Maple, excluding any equipment pledged to current or future purchase money or other financiers of such equipment and excluding any real property, other than the Mebane Property and other real property to the extent its value is in excess of $5,000. In connection with the amendment, Wells Fargo, Liggett, Maple and the collateral agent for the holders of our Senior Secured Notes entered into an intercreditor agreement, pursuant to which the liens of the collateral agent on the Liggett and Maple assets will be subordinated to the liens of Wells Fargo on the Liggett and Maple assets. In February 2012, Liggett and Wells Fargo renewed the facility through February 2015. The covenants under the renewed facility require annual Capital Expenditures, as defined under the credit facility, (before a maximum carryover amount of $2,500), shall not exceed $15,000 during any fiscal year.
In August 2007, Wells Fargo made an $8,000 term loan to Maple within the commitment under the existing credit facility. The $8,000 term loan is collateralized by the existing collateral securing the credit facility, and is also collateralized by a lien on certain real property in Mebane, NC owned by Maple. The Mebane Property also secures the other obligations of Liggett under the credit facility. The $8,000 term loan did not increase the $50,000 borrowing amount of the credit facility, but did increase the outstanding amounts under the credit facility by the amount of the term loan and proportionately reduces the maximum borrowing availability under the facility. In February 2012, Liggett and Wells Fargo extended the term loan through February 2015. The balance of the term loan, after a prepayment pursuant to the extension agreement, is $4,425.
In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $24,835 of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict was affirmed on appeal and Liggett paid $14,361 in June 2010. To date, six other verdicts have been entered in Engle progeny cases against Liggett in the total amount of approximately $6,100, two of which have been affirmed on appeal. It is possible that additional cases could be decided unfavorably. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Item 1A. “Risk Factors” and Note 12 to our consolidated financial statements and “Legislation and Regulation” below for a description of legislation, regulation and litigation.
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
We have outstanding a total of $415,000 principal amount of the Senior Secured Notes, which pay interest on a semi-annual basis at a rate of 11% per year and mature on August 15, 2015. Effective August 15, 2011, we may redeem some or all of the Senior Secured Notes at a make-whole redemption price. On or after August 15, 2011 we may redeem some or all of the Senior Secured Notes at a premium that will decrease over time, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. In the event of a change of control, as defined in the indenture governing the Senior Secured Notes, each holder of the Senior Secured Notes may require us to repurchase some or all of its Senior Secured Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest and liquidated damages, if any to the date of purchase.
The Senior Secured Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of our wholly-owned domestic subsidiaries that are engaged in the conduct of our cigarette businesses. In addition, some of the guarantees are collateralized by second priority or first priority security interests in certain collateral of some of the subsidiary guarantors pursuant to security and pledge agreements.
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

Covenant	Indenture Requirement	December 31, 2011	December 31, 2010
Consolidated EBITDA, as defined	$50,000	$226,554	$184,151
Leverage ratio, as defined	<3.0 to 1	0.9 to 1	0.5 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.5 to 1	0.1 to 1

We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2011, we and our subsidiaries had total outstanding indebtedness (including the embedded derivative liabilities related to our convertible notes) of $720,479. We were required to mandatorily redeem on June 15, 2011, 10% of the total aggregate principal amount outstanding, or $11,000, of the Company's 3.875% Variable Interest Senior Convertible Debentures due 2026.  Other than the holders of $7 principal amount of the debentures, who had 10% of their aggregate principal amount of debentures mandatorily redeemed, each holder of the notes chose to convert its pro-rata portion of the $11,000 of principal into our common stock.  We recorded a loss of $1,217 for the year ended December 31, 2011, on the conversion of the $11,000 of debentures into 719,255 shares of common stock. The debt conversion resulted in a non-cash financing transaction of $10,993. We are required to offer to repurchase the remaining $99,000 of the debentures on June 15, 2012. Approximately $157,500 of our 3.75% convertible debt matures in 2014 and $415,000 of our 11% senior secured notes matures in 2015. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette operations are positive cash flow generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $240,900, investment securities available for sale of approximately $76,500, long-term investments with an estimated value of approximately $24,000 and availability under Liggett’s credit facility of approximately $14,500 at December 31, 2011. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
The total amount of unrecognized tax benefits was $6,768 at January 1, 2011 and decreased $171 during the year ended December 31, 2011 primarily from the expiration of various state statute of limitations. The total amount of unrecognized tax benefits was $10,216 at January 1, 2010 and decreased $3,448 during the year ended December 31, 2010.

Long-Term Financial Obligations and Other Commercial Commitments
Our significant long-term contractual obligations as of December 31, 2011 were as follows:

Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt(1)	$133,783	$5,378	$162,232	$418,358	$728	$—	$720,479
Operating leases(2)	5,231	2,603	2,585	2,040	1,410	4,812	18,681
Inventory purchase commitments(3)	28,366	—	—	—	—	—	28,366
Capital expenditure purchase commitments(4)	3,042	—	—	—	—	—	3,042
Interest payments(5)	77,304	70,932	71,593	45,789	19	—	265,637
Total (6),(7)	$247,726	$78,913	$236,410	$466,187	$2,157	$4,812	$1,036,205
_____________________________

(1)
Long-term debt is shown before discount and assumes retirement in 2012 of $99,000 of our 3.875% Variable Interest Senior Convertible Debentures due 2026 which we may be required to repurchase on June 15, 2012. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 7 to our consolidated financial statements.

(2)
Operating lease obligations represent estimated lease payments for facilities and equipment. The amounts presented do not include amounts scheduled to be received under non-cancelable operating subleases of $965 in 2012, $402 in 2013, $0 in 2014, $0 in 2015, $0 in 2016 and $0 thereafter. See Note 8 to our consolidated financial statements.

(3)	Inventory purchase commitments represent purchase commitments under our leaf inventory management program. See Note 4 to our consolidated financial statements.

(4)	Capital expenditure purchase commitments represent purchase commitments for machinery and equipment at Liggett and Vector Tobacco. See Note 5 to our consolidated financial statements.

(5)
Interest payments are based on current interest rates at December 31, 2011 and the assumption our current policy of a cash dividend of $0.40 per quarter and an annual 5% stock dividend will continue. In addition, interest payments have been computed assuming retirement in 2012 of $99,000 of our 3.875% Variable Interest Senior Convertible Debentures due 2026 which we may be required to repurchase on June 15, 2012. as discussed in Note (1) above. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 7 to our consolidated financial statements. Should we not be required to repurchase in 2012, $99,000 of our 3.875% Variable Interest Senior Convertible Debentures due 2026, interest payments would be $84,158 in 2012, $85,135 in 2013, $86,314 in 2014, $61,055 in 2015, $15,856 in 2016 and $196,854 thereafter.

(6)	Not included in the above table is approximately $22,559 of net deferred tax liabilities and $6,597 of unrecognized income tax benefits.

(7)	Because their future cash outflows are uncertain, the above table excludes our pension and postretirement benefit plans and contractual guarantees.
Payments under the MSA, discussed in Note 12 to our consolidated financial statements, and the federal tobacco quota legislation, discussed in “Legislation and Regulation” below, are excluded from the table above, as the payments are subject to adjustment for several factors, including inflation, overall industry volume, our market share and the market share of non-participating manufacturers.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2011, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
In February 2004, Liggett Vector Brands LLC entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, LVB has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, LVB has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. LVB has incurred no losses to date under this agreement, and we believe the fair value of LVB's obligation under the agreement was immaterial at December 31, 2011.
At December 31, 2011, we had outstanding approximately $1,959 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
As of December 31, 2011, approximately $27,161 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of December 31, 2011, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $270.
In addition, as of December 31, 2011, $80,842 ($256,530 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $5,083 with approximately $238 resulting from the embedded derivative associated with our 6.75% Note due 2014, $451 resulting from the embedded derivative associated with our 6.75% exchange notes due 2014, and the remaining $4,394 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $7,000 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in yield of our debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes our future dividend payments and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers items, including current and future dividends and the volatility of Vector’s stock price. The range of estimated fair market values of our embedded derivatives was between $136,182 and $130,917. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $133,500 as of December 31, 2011. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
We held investment securities available for sale totaling $76,500 at December 31, 2011, which includes 13,891,205 common shares of Ladenburg Thalmann Financial Services Inc. carried at $34,450 and 1,000,000 warrants carried at $1,890.
See Note 3 to our consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.
We and New Valley also hold long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.

New Accounting Pronouncements
Refer to Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements for further information on New Accounting Pronouncements.

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

•	requires manufacturers to submit to FDA certain information regarding the health, toxicological, behavioral or physiological effects of tobacco products;

•	prohibits use of tobacco containing a pesticide chemical residue at a level greater than allowed under federal law;

•	requires FDA to establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;

•	requires tobacco product manufacturers (and certain other entities) to register with FDA;

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
The law imposes user fees on certain tobacco product manufacturers in order to fund tobacco-related FDA activities. User fees will be allocated among tobacco product classes according to a formula set out in the legislation, and then among manufacturers and importers within each class based on market share. The FDA user fees for Liggett and Vector Tobacco for 2011 were $16,707 and we estimate that they will be significantly higher in the future.
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
In August 2009, several cigarette manufacturers filed a federal lawsuit against FDA challenging the constitutionality of a number of the restrictions imposed by these regulations, including the ban on color and graphics, limits on the right to make truthful statements regarding modified risk tobacco products, restrictions on the placement of outdoor advertising, and a ban on the distribution of product samples. In January 2010, a federal judge ruled that the regulations' ban on the use of color and graphics in certain tobacco product advertising was unconstitutional and prohibited FDA from enforcing that ban. The judge, however, let stand numerous other advertising and promotion restrictions. In March 2010, both parties appealed this decision. In May 2010, FDA issued a guidance document indicating that it intends to exercise its enforcement discretion and not commence enforcement actions based upon these provisions during the pendency of the litigation. We cannot predict the future course or outcome of this lawsuit.
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
On June 22, 2011, FDA issued a final rule that modifies the required warnings that appear on cigarette packages and in cigarette advertisements. The rule was to become effective on September 22, 2012, and required each cigarette package and advertisement to bear one of nine new textual warning statements accompanied by graphic images. The warnings must appear on at least the top 50% of the front and rear panels of cigarette packages and occupy at least 20% of cigarette advertisements. In August 2011, a number of cigarette manufacturers, including Liggett, filed a federal lawsuit against FDA challenging the constitutionality of these new graphic warning labels on First Amendment and other grounds. The manufacturers sought a preliminary injunction staying implementation of the warning requirement, and other related labeling requirements, pending the court's ruling on the merits of the challenge. In November 2011, the District Court granted the industry's motion for a preliminary injunction, enjoining implementation of the proposed rules for graphic labels on cigarette packaging and advertising until 15 months after the District Court issues a final ruling in the case. FDA appealed the ruling. We cannot predict the ultimate outcome of this litigation or whether or how the inclusion of the new warnings, if ultimately required, will impact product sales or whether it will have a material adverse effect on us.
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
In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products have been assessed $10,140,000 over a ten year period, commencing in 2005, to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers are currently responsible for approximately 92% of the assessment (subject to adjustment in the future), which is allocated based on relative unit volume of domestic cigarette shipments. Liggett’s and Vector Tobacco’s assessment was $32,370 for 2011. The relative cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers are no longer obligated to make certain contractual payments, commonly known as Phase II payments, that they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.
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
In November 2008, the Federal Trade Commission (“FTC”) rescinded guidance it issued in 1966 that generally permitted statements concerning cigarette “tar” and nicotine yields if they were based on the Cambridge Filter Method, sometimes called FTC method. In its rescission notice, FTC also indicated that advertisers should no longer use terms suggesting FTC's endorsement or approval of any specific test method, including terms such as “per FTC Method” or other phrases that state or imply FTC endorsement or approval of the Cambridge Filter Method or other machine-based methods for measuring cigarette “tar” or nicotine yields. Also in its rescission notice, FTC indicated that cigarette descriptors such as “light” and “ultra light” have not been defined by FTC, nor has FTC provided any guidance or authorization for their use. FTC indicated that to the extent descriptors are used in a manner that convey an overall impression that is false, misleading, or unsubstantiated, such use could be actionable. FTC further indicated that companies must ensure that any continued use of descriptors does not convey an erroneous or unsubstantiated message that a particular cigarette presents a reduced risk of harm or is otherwise likely to mislead consumers. In response to FTC's action, we have removed all reference to “tar” and nicotine testing from our point-of-sale advertising. In addition, the new tobacco law imposes a ban - which took effect in June 2010 - on the use of “light”, “mild”, “low” or similar descriptors on tobacco product labels and in labeling or advertising. To the extent descriptors are no longer used to market or promote our cigarettes, this may have a material adverse effect on us.
A wide variety of federal, state and local laws limiting the advertising, sale and use of cigarettes have proliferated in recent years. For example, many local laws prohibit smoking in restaurants and other public places, and many employers have initiated programs restricting or eliminating smoking in the workplace. There are various other legislative efforts pending at the federal, state or local level which seek to, among other things, eliminate smoking in public places, curtail affirmative defenses of tobacco companies in product liability litigation, and further restrict the sale, marketing and advertising of cigarettes and other tobacco products. This trend has had, and is likely to continue to have, an adverse effect on us. It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented, or to predict what the impact of the new FDA tobacco law will be on these pending legislative efforts.
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

•
impact of new legislation on our competitors’ payment obligations, results of operations and product costs, i.e. the impact of federal legislation eliminating the federal tobacco quota system and providing for regulation of tobacco products by the FDA,

•	impact of substantial increases in federal, state and local excise taxes,

•	uncertainty related to product liability litigation including the Engle progeny cases pending in Florida; and,

•	potential additional payment obligations for us under the MSA and other settlement agreements with the states.
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
Our Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated February 24, 2012, are set forth beginning on page F-1 of this report.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.
The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which is included herein.
Material Changes in Internal Control
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the following headings in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference: “Board Proposal 1 — Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Compliance.” See Item 5 of this report for information regarding our executive officers.

ITEM 11.	EXECUTIVE COMPENSATION
The information contained under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2012 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) INDEX TO 2011 CONSOLIDATED FINANCIAL STATEMENTS:
Our consolidated financial statements and the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated February 24, 2012, appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-72

(c) OTHER FINANCIAL STATEMENTS REQUIRED BY REGULATION S-X:
Liggett Group LLC
The consolidated financial statements of Liggett Group LLC for the three years ended December 31, 2011 are filed as Exhibit 99.2 to this report and are incorporated by reference.
Vector Tobacco Inc.
The consolidated financial statements of Vector Tobacco Inc. for the three years ended December 31, 2011 are filed as Exhibit 99.3 to this report and are incorporated by reference.
Douglas Elliman Realty LLC
The consolidated financial statements of Douglas Elliman Realty LLC for the three years ended December 31, 2011 are filed as Exhibit 99.4 to this report and are incorporated by reference.
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

* 3.4	Amended and Restated By-Laws of Vector Group Ltd. (incorporated by reference to Exhibit 3.4 in Vector’s Form 8-K dated October 19, 2007).

EXHIBIT NO.	DESCRIPTION
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

* 4.8
Indenture, dated as of July 12, 2006, by and between Vector and Wells Fargo Bank, N.A., relating to the 37/8% Variable Interest Senior Convertible Debentures due 2026 (the “37/8% Debentures”), including the form of the 37/8% Debenture (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated July 11, 2006).

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

* 10.1	Corporate Services Agreement, dated as of June 29, 1990, between Vector and Liggett (incorporated by reference to Exhibit 10.10 in Liggett’s Registration Statement on Form S-1,No. 33-47482).

* 10.2
Services Agreement, dated as of February 26, 1991, between Brooke Management Inc. (“BMI”) and Liggett (the “Liggett Services Agreement”) (incorporated by reference to Exhibit 10.5 in VGR Holding’s Registration Statement on Form S-1,No. 33-93576).

* 10.3
First Amendment to Liggett Services Agreement, dated as of November 30, 1993, between Liggett and BMI (incorporated by reference to Exhibit 10.6 in VGR Holding’s Registration Statement on Form S-1,No. 33-93576).

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

* 10.6	Corporate Services Agreement, dated January 1, 1992, between VGR Holding and Liggett (incorporated by reference to Exhibit 10.13 in Liggett’s Registration Statement on Form S-1,No. 33-47482).

* 10.7
Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts, and State of Louisiana, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 15 in the Schedule 13D filed by Vector on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).

EXHIBIT NO.	DESCRIPTION
* 10.8	Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in Vector’s Form 10-Q for the quarter ended March 31, 1997).

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

* 10.17
Amendment to Employment Agreement, dated as of January 14, 2011, between Liggett and Ronald J. Bernstein (incorporated by reference to Exhibit 10.17 in Vector's Form 10-K for the year ended December 31, 2010).

* 10.18	Employment Agreement, dated as of January 27, 2006, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated January 27, 2006).

* 10.19	Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Appendix A in Vector’s Proxy Statement dated April 21, 2004).

* 10.20	Stock Option Agreement, dated December 3, 2009, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.19 in Vector’s Form 10-K dated December 31, 2009).

* 10.21	Stock Option Agreement, dated December 3, 2009, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.20 in Vector’s Form 10-K dated December 31, 2009).

* 10.22	Stock Option Agreement, dated December 3, 2009, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.22 in Vector’s Form 10-K dated December 31, 2009).

EXHIBIT NO.	DESCRIPTION

* 10.23	Stock Option Agreement, dated December 3, 2009, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.23 in Vector’s Form 10-K dated December 31, 2009).

* 10.24	Option Letter Agreement, dated as of November 11, 2005 between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated November 11, 2005).

* 10.25	Restricted Share Award Agreement, dated as of April 7, 2009, between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated April 10, 2009).

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

21	Subsidiaries of Vector.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

23.3	Consent of PricewaterhouseCoopers LLP.

23.4	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.	DESCRIPTION

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

99.2	Liggett Group LLC’s Consolidated Financial Statements for the three years ended December 31, 2011.

99.3	Vector Tobacco Inc.’s Financial Statements for the three years ended December 31, 2011.

99.4	Douglas Elliman Realty LLC’s Consolidated Financial Statements for the three years ended December 31, 2011.
_____________________________

*	Incorporated by reference
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

VECTOR GROUP LTD.
(Registrant)

		By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial Officer
Date:	February 24, 2012

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2012.

SIGNATURE	TITLE

/s/ Howard M. Lorber	President and Chief Executive Officer (Principal Executive Officer)
Howard M. Lorber

/s/ J. Bryant Kirkland III	Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
J. Bryant Kirkland III

/s/ Henry C. Beinstein	Director
Henry C. Beinstein

/s/ Ronald J. Bernstein	Director
Ronald J. Bernstein

/s/ Stanley S. Arkin	Director
Stanley S. Arkin

/s/ Bennett S. LeBow	Director
Bennett S. LeBow

/s/ Jeffrey S. Podell	Director
Jeffery S. Podell

/s/ Jean E. Sharpe	Director
Jean E. Sharpe

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011
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
Liggett Group LLC
The consolidated financial statements of Liggett Group LLC for the three years ended December 31, 2011 are filed as Exhibit 99.2 to this report and are incorporated by reference.
Vector Tobacco Inc.
The financial statements of Vector Tobacco Inc. for the three years ended December 31, 2011 are filed as Exhibit 99.3 to this report and are incorporated by reference.
Douglas Elliman Realty, LLC
The consolidated financial statements of Douglas Elliman Realty, LLC for the three years ended December 31, 2011 are filed as Exhibit 99.4 to this report and are incorporated by reference.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Stockholders
of Vector Group Ltd.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vector Group Ltd. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Miami, Florida
February 24, 2012

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(Dollars in thousands, except per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$240,923	$299,825
Investment securities available for sale	76,486	78,754
Accounts receivable — trade	24,869	1,849
Inventories	109,228	107,079
Deferred income taxes	42,951	31,786
Income tax receivable, net	9,553	—
Restricted assets	1,474	2,661
Other current assets	4,257	4,809
Total current assets	509,741	526,763
Property, plant and equipment, net	56,556	55,412
Investment in Escena, net	13,280	13,354
Long-term investments accounted for at cost	5,675	46,033
Long-term investments accounted for under the equity method	16,499	10,954
Investments in non-consolidated real estate businesses	124,469	80,416
Investments in townhomes	—	16,275
Restricted assets	9,626	8,694
Deferred income taxes	31,017	37,828
Intangible asset	107,511	107,511
Prepaid pension costs	10,047	13,935
Other assets	43,347	32,420
Total assets	$927,768	$949,595
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$50,844	$51,345
Current portion of fair value of derivatives embedded within convertible debt	84,485	480
Current payments due under the Master Settlement Agreement	51,174	43,888
Current portion of employee benefits	2,690	1,014
Accounts payable	9,532	9,027
Accrued promotional expenses	17,056	14,327
Income taxes payable	6,597	11,617
Accrued excise and payroll taxes payable, net	17,992	18,523
Litigation accruals	1,551	4,183
Deferred income taxes	35,885	36,963
Accrued interest	20,888	20,824
Other current liabilities	16,504	14,681
Total current liabilities	315,198	226,872
Notes payable, long-term debt and other obligations, less current portion	493,356	506,052
Fair value of derivatives embedded within convertible debt	49,015	141,012
Non-current employee benefits	45,982	38,742
Deferred income taxes	60,642	51,815
Payments due under the Master Settlement Agreement	49,338	30,205
Litigation accruals	1,600	—
Other liabilities	1,667	1,131
Total liabilities	1,016,798	995,829
Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 83,022,812 and 78,349,590 shares issued and 79,441,991 and 74,939,284 shares outstanding	7,944	7,494
Additional paid-in capital	—	—
Accumulated deficit	(80,440)	(45,327)
Accumulated other comprehensive income (loss)	(3,677)	4,456
Less: 3,580,821 and 3,410,306 shares of common stock in treasury, at cost	(12,857)	(12,857)
Total stockholders’ deficiency	(89,030)	(46,234)
Total liabilities and stockholders’ deficiency	$927,768	$949,595

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Revenues*	$1,133,380	$1,063,289	$801,494
Expenses:
Cost of goods sold	892,883	845,106	577,386
Operating, selling, administrative and general expenses	97,176	90,709	85,041
Litigation judgment expense	—	16,161	—
Gain on brand transaction	—	—	(5,000)
Restructuring charges	—	—	900
Operating income	143,321	111,313	143,167
Other income (expenses):
Interest expense	(100,706)	(84,096)	(68,490)
Changes in fair value of derivatives embedded within convertible debt	7,984	11,524	(35,925)
Loss on extinguishment of debt	(1,217)	—	(18,573)
Gain on liquidation of long-term investments	25,832	—	—
Provision for loss on investments	—	—	(8,500)
Equity (loss) income on long-term investments	(859)	1,489	—
Gain on sale of investment securities available for sale	23,257	19,869	—
Equity income from non-consolidated real estate businesses	19,966	23,963	15,213
Gain on townhomes	3,843	—	—
Other, net	1,736	1,508	1,645
Income before provision for income taxes	123,157	85,570	28,537
Income tax expense	(48,137)	(31,486)	(3,731)
Net income	$75,020	$54,084	$24,806
Per basic common share:
Net income applicable to common shares	$0.93	$0.68	$0.31
Per diluted common share:
Net income applicable to common shares	$0.93	$0.67	$0.31
Cash distributions declared per share	$1.54	$1.47	$1.40
_____________________________

*	Revenues and cost of goods sold include federal excise taxes of $552,965, $538,328 and $377,771 for the years ended December 31, 2011, 2010 and 2009, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Net income	$75,020	$54,084	$24,806

Net unrealized gains on investment securities available for sale:
Change in net unrealized gains	23,573	45,908	6,879
Net unrealized (gains) reclassified into net income	(23,257)	(19,869)	—
Net unrealized gains on investment securities available for sale	316	26,039	6,879

Net unrealized gains (losses) on long-term investments accounted for under the equity method:
Change in net unrealized (losses) gains	(3,596)	1,115	—
Net unrealized (gains) losses reclassified into net income	—	—	—
Net unrealized (losses) gains on long-term investments accounted for under the equity method	(3,596)	1,115	—

Net change in forward contracts	65	72	59

Net change in pension-related amounts	(10,399)	4,522	10,127

Other comprehensive (loss) income	(13,614)	31,748	17,065

Income tax effect on change in net unrealized gains on investment securities	(9,789)	(18,301)	(2,782)
Income tax effect on net unrealized gains reclassified into net income on investment securities	9,442	7,948	—
Income tax effect on change in unrealized long-term investments	1,453	(446)	—
Income tax effect on net unrealized gains reclassified into net income on long-term investments	—	—	—
Income tax effect on forward contracts	(26)	(30)	(25)
Income tax effect on pension-related amounts	4,401	(1,584)	(3,895)
Income tax benefit (expense) on other comprehensive income	5,481	(12,413)	(6,702)

Other comprehensive (loss) income, net of tax	(8,133)	19,335	10,363

Comprehensive income	$66,887	$73,419	$35,169

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional Paid-In Capital		Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount		Deficit			Total
	(Dollars in thousands)
Balance, January 1, 2009	66,014,070	$6,601	$65,103	$—	$(25,242)	$(12,857)	$33,605
Net income	—	—	—	24,806	—	—	24,806
Change in net loss and prior service cost, net of taxes	—	—	—	—	6,232	—	6,232
Forward contract adjustments, net of taxes	—	—	—	—	34	—	34
Unrealized gain on investment securities, net of taxes	—	—	—	—	4,097	—	4,097
Total other comprehensive income	—	—	—	—	—	—	10,363
Total comprehensive income	—	—	—	—	—		35,169
Distributions and dividends on common stock	—	—	(88,110)	(24,473)	—		(112,583)
Restricted stock grant	500,000	50	—	—	—	—	50
Effect of stock dividend	3,326,623	333	—	(333)	—	—	—
Tax benefit of options exercised	—	—	9,162	—	—	—	9,162
Exercise of options, net of 2,814,866 shares delivered to pay exercise price	1,582,074	158	986	—	—	—	1,144
Surrender of shares in connection with option exercise	(160,083)	(16)	(2,298)	—	—	—	(2,314)
Amortization of deferred compensation	—	—	3,642	—	—	—	3,642
Beneficial conversion feature of notes payable, net of taxes	—	—	27,443	—	—	—	27,443
Balance, December 31, 2009	71,262,684	7,126	15,928	—	(14,879)	(12,857)	(4,682)
Net income	—	—	—	54,084	—	—	54,084
Change in net loss and prior service cost, net of taxes	—	—	—	—	2,938	—	2,938
Forward contract adjustments, net of taxes	—	—	—	—	42	—	42
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	669	—	669
Change in net unrealized gain on investment securities, net of taxes	—	—	—	—	27,607	—	27,607
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(11,921)	—	(11,921)
Unrealized gain on investment securities, net of taxes	—	—	—	—		—	15,686
Total other comprehensive income	—	—	—	—	—	—	19,335
Total comprehensive income	—	—	—	—	—	—	73,419
Distributions and dividends on common stock	—	—	(19,081)	(99,054)	—	—	(118,135)
Restricted stock grant	50,000	5	(5)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(51,941)	(5)	(1,035)	—	—	—	(1,040)
Effect of stock dividend	3,567,023	357	—	(357)	—	—	—
Tax benefit of options exercised	—	—	269	—	—	—	269
Exercise of stock options	111,518	11	1,254	—	—	—	1,265
Amortization of deferred compensation	—	—	2,670	—	—	—	2,670
Balance, December 31, 2010	74,939,284	7,494	—	(45,327)	4,456	(12,857)	(46,234)
Net income	—	—	—	75,020	—	—	75,020
Change in net loss and prior service cost, net of taxes	—	—	—	—	(5,998)	—	(5,998)
Forward contract adjustments, net of taxes	—	—	—	—	39	—	39
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	(2,143)	—	(2,143)
Change in net unrealized gain on investment securities, net of taxes	—	—	—	—	13,784	—	13,784
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(13,815)	—	(13,815)
Unrealized gain on investment securities, net of taxes	—	—	—	—		—	(31)
Total other comprehensive loss	—	—	—	—	—	—	(8,133)
Total comprehensive income	—	—	—	—	—	—	66,887
Distributions and dividends on common stock	—	—	(15,215)	(109,755)	—	—	(124,970)
Exercise of employee stock options, net of 300,799 shares to pay exercise price	181,125	18	1,011	—	—	—	1,029
Surrender of shares in connection with restricted stock vesting	(112,429)	(11)	(1,950)	—	—	—	(1,961)
Effect of stock dividend	3,782,308	378	—	(378)	—	—	—
Note conversion	652,386	65	12,150	—	—	—	12,215
Restricted stock grant	6,667	1	(1)	—	—	—	—
Restricted stock grant canceled	(7,350)	(1)	1	—	—	—	—
Tax benefit of options exercised	—	—	821	—	—	—	821
Amortization of deferred compensation	—	—	3,183	—	—	—	3,183
Balance, December 31, 2011	79,441,991	$7,944	$—	$(80,440)	$(3,677)	$(12,857)	$(89,030)

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Cash flows from operating activities:
Net income	$75,020	$54,084	$24,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,607	10,790	10,398
Non-cash stock-based expense	3,183	2,704	3,642
Non-cash portion of restructuring and impairment charges	—	—	100
Loss on extinguishment of debt	1,217	—	18,573
(Gain) loss on sale of assets	(43)	74	127
Deferred income taxes	9,366	1,225	(110,183)
Gain on sale of townhomes	(3,843)	—	—
Provision for loss on mortgage receivable	—	—	5,000
Provision for loss on non-consolidated real estate businesses	—	—	3,500
Gain on liquidation of long-term investments accounted for at cost	(25,832)	—	—
Loss (income) on long-term investments accounted under the equity method	859	(2,604)	—
Gain on sale of marketable securities	(23,257)	(19,869)	—
Equity income in non-consolidated real estate businesses	(19,966)	(23,963)	(15,213)
Distributions from non-consolidated real estate businesses	9,322	12,212	6,466
Premium on issuance of debt	—	3,450	—
Non-cash interest expense	7,373	1,082	51,209
Gain on warrants	(700)	—	—
Changes in assets and liabilities:
Receivables	(23,020)	6,249	1,408
Inventories	(2,149)	(8,593)	(5,905)
Accounts payable and accrued liabilities	(3,216)	2,575	(6,618)
Payments due under the Master Settlement Agreement	26,419	32,985	10,653
Cash payments on restructuring liabilities	—	(179)	(902)
Other assets and liabilities, net	(5,299)	(5,218)	8,606
Net cash provided by operating activities	36,041	67,004	5,667

VECTOR GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Cash flows from investing activities:
Proceeds from sale or maturity of investment securities	31,643	28,587	78
Purchase of investment securities	(5,039)	(9,394)	(12,427)
Proceeds from sale or liquidation of long-term investments	66,190	1,002	2,254
Purchase of long-term investments	(10,000)	(5,062)	(51)
Purchase of Aberdeen mortgages	—	(13,462)	—
Proceeds from sale of townhomes, net	19,629	—	—
(Increase) decrease in restricted assets	(96)	(1,100)	1,720
Investments in non-consolidated real estate businesses	(41,859)	(24,645)	(474)
Distributions from non-consolidated real estate businesses	8,450	3,539	6,730
Issuance of notes receivable	(15,256)	(930)	—
Cash acquired in Aberdeen consolidation	—	473	—
Proceeds from sale of businesses and assets	205	187	41
Capital expenditures	(11,838)	(23,391)	(3,848)
Increase in cash surrender value of life insurance policies	(744)	(936)	(839)
Net cash provided by (used in) investing activities	41,285	(45,132)	(6,816)
Cash flows from financing activities:
Proceeds from issuance of debt	6,419	185,714	118,805
Repayments of debt	(4,960)	(14,539)	(6,179)
Deferred financing charges	—	(5,077)	(5,573)
Borrowings under revolver	1,064,270	1,034,924	749,474
Repayments on revolver	(1,078,508)	(1,016,598)	(751,607)
Distributions on common stock	(125,299)	(117,459)	(115,778)
Proceeds from exercise of Vector options	1,029	1,265	1,194
Tax benefit of options exercised	821	269	9,162
Net cash (used in) provided by financing activities	(136,228)	68,499	(502)
Net (decrease) increase in cash and cash equivalents	(58,902)	90,371	(1,651)
Cash and cash equivalents, beginning of year	299,825	209,454	211,105
Cash and cash equivalents, end of year	$240,923	$299,825	$209,454

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
Certain reclassifications have been made to the 2009 and 2010 financial information to conform to the 2011 presentation.
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
(c) Cash and Cash Equivalents:
For purposes of the statements of cash flows, cash includes cash on hand, cash on deposit in banks and cash equivalents, comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances, up to $250 and $500, respectively. Substantially all of the Company’s cash balances at December 31, 2011 are uninsured.
(d) Financial Instruments:
The carrying value of cash and cash equivalents, restricted assets and short-term loans approximate their fair value.
The carrying amounts of short-term debt reported in the consolidated balance sheets approximate fair value. The fair value of long-term debt for the years ended December 31, 2011 and 2010 was estimated based on current market quotations.
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
Gains are recognized when realized in the Company’s consolidated statements of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. The Company’s policy is to review its securities on a periodic basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of the Company’s marketable securities, it is the Company’s policy to record an impairment charge with respect to such investment in the Company’s consolidated statements of

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations. The Company recorded a loss related to other-than-temporary declines in the fair value of its marketable equity securities of $0, $500 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.
(f) Significant Concentrations of Credit Risk:
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its temporary cash in money market securities (investment grade or better) with what management believes are high credit quality financial institutions.
Liggett’s customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for 17%, 17% and 18% of Liggett’s revenues in 2011, 2010 and 2009. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett’s customer base. Liggett's largest single customer represented approximately 52% and 31% of net accounts receivable at December 31, 2011 and 2010, respectively. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s expectations.
(g) Accounts Receivable:
Accounts receivable-trade are recorded at their net realizable value.
The allowance for doubtful accounts and cash discounts was $881 and $239 at December 31, 2011 and 2010, respectively.
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
(i) Restricted Assets:
Current restricted assets of $1,474 and $2,661 at December 31, 2011 and 2010, respectively, consist primarily of certificates of deposits and supersedeas bonds. Long-term restricted assets of $9,626 and $8,694 at December 31, 2011 and 2010, respectively, consist primarily of certificates of deposit which collateralize letters of credit, supersedeas bonds and deposits on long-term debt. The certificates of deposit mature at various dates from January 2012 to August 2012.
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
New Valley accounts for its interest in Douglas Elliman Realty, LLC on the equity method because the entity neither meets the definition of a VIE nor is New Valley the entity’s primary beneficiary, as defined in authoritative guidance.
New Valley Oaktree Chelsea Eleven LLC, Sesto Holdings S.r.l., Fifty Third-Five Building LLC, 1107 Broadway, Lofts 21 LLC, HFZ East 68th Street, NV SOCAL LLC and Hotel Taiwana meet the definition of a VIE; however, New Valley is not the primary beneficiary of these entities, as defined in authoritative guidance. In August 2010, New Valley became the primary

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beneficiary of Aberdeen Townhomes LLC, and as a result, the consolidated financial statements of the Company included the account balances of Aberdeen Townhomes LLC as of December 31, 2011 and 2010.
(l) Intangible Assets:
The Company reviews intangible assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the intangible assets may not be fully recoverable. Indefinite life intangible assets as of December 31, 2011 and 2010, were $107,511. This intangible asset relates to the market share exemption of The Medallion Company Inc. (now known as Vector Tobacco Inc., acquired in April 2002, under the Master Settlement Agreement ("MSA"), which states payments under the MSA continue in perpetuity. As a result, the Company believes it will realize the benefit of the exemption for the foreseeable future.
Other intangible assets, included in other assets, consisting of trademarks and patent rights, are amortized using the straight-line method over 10-12 years and had no net book value at December 31, 2011 and 2010, respectively.
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
(o) Stock Options:
The Company accounts for employee stock compensation plans by measuring compensation cost for share-based payments at fair value. In January 2011, the Company’s Chief Executive Officer delivered 366,615 shares of common stock in payment of the exercise price and income and payroll taxes in connection with the exercise of an employee stock option for 427,581 shares. In September 2011, the Company’s Chief Executive Officer delivered 64,071 shares of common stock in payment of income and payroll taxes in connection with the vesting of restricted shares. In September 2010, the Company’s Chief Executive Officer delivered 54,538 shares of common stock in payment of income and payroll taxes in connection with the vesting of restricted shares. In September 2009, the Company’s Chairman delivered 2,337,828 shares of common stock in payment of the exercise price in connection with the exercise of an employee stock option for 3,548,945 shares. In November 2009, four executive officers of the Company delivered 942,054 shares of common stock in payment of the exercise price and income and payroll taxes in connection with the exercise of employee stock options for 1,248,101 shares. The Company immediately canceled the shares delivered in these transactions.
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
(q) Distributions and Dividends on Common Stock:
The Company records distributions on its common stock as dividends in its consolidated statement of stockholders’ equity

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in-capital to the extent paid-in-capital is available. The Company’s stock dividends are recorded as stock splits and given retroactive effect to earnings per share for all years presented.
(r) Revenue Recognition:
Sales:  Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of any related inventory cost recoveries. Certain sales incentives, including buydowns, are classified as reductions of net sales. The Company’s accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues and cost of goods sold totaled $552,965, $538,328 and $377,771 for the years ended December 31, 2011, 2010 and 2009, respectively. Since the Company’s primary line of business is tobacco, the Company’s financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
Shipping and Handling Fees and Costs:  Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs, which were $5,684 in 2011, $5,323 in 2010 and $4,059 in 2009 are recorded as operating, selling, administrative and general expenses.
(s) Advertising and Quality Control Research:
Advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $3,099, $2,970 and $3,159 for the years ended December 31, 2011, 2010 and 2009, respectively.
Quality control and research and development costs are expensed as incurred and included within operating, selling, administration and general expenses, and were $1,152, $1,582 and $2,533 for the years ended December 31, 2011, 2010 and 2009, respectively.
(t) Earnings Per Share:
Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 29, 2011, 2010 and 2009, respectively. The dividends were recorded at par value of $378 in 2011, $357 in 2010 and $333 in 2009 since the Company did not have retained earnings in each of the aforementioned years. In connection with the 5% stock dividends, the Company increased the number of shares subject to outstanding stock options by 5% and reduced the exercise prices accordingly.
For purposes of calculating basic EPS, earnings available to common stockholders for the period are reduced by the contingent interest and the non-cash interest expense associated with the discounts created by the beneficial conversion features and embedded derivatives related to the Company’s convertible debt issued. The convertible debt issued by the Company are participating securities due to the contingent interest feature and had no impact on EPS for the years ended December 31, 2011, 2010 and 2009 as the dividends on the common stock reduced earnings available to common stockholders so there were no unallocated earnings.
As discussed in Note 11, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under authoritative guidance. The Company recognizes payments of the dividend equivalent rights ($2,580, net of taxes of $25, $2,480, net of taxes of $0, and $4,342, net of taxes of $1,725, for the years ended December 31, 2011, 2010 and 2009, respectively) on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet. As a result, in its calculation of basic EPS for the years ended December 31, 2011, 2010 and 2009, respectively, the Company has adjusted its net income for the effect of these participating securities as follows:

	2011	2010	2009
Net income	$75,020	$54,084	$24,806
Income attributable to participating securities	(1,552)	(1,146)	(956)
Net income available to common stockholders	$73,468	$52,938	$23,850

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding, which includes vested restricted stock.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted EPS includes the dilutive effect of stock options, unvested restricted stock grants and convertible securities. Diluted EPS is computed by dividing net income available to common stockholders by the diluted weighted-average number of shares outstanding, which includes dilutive non-vested restricted stock grants, stock options and convertible securities.
Basic and diluted EPS were calculated using the following shares for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Weighted-average shares for basic EPS	78,674,311	78,047,503	76,638,753
Plus incremental shares related to stock options and warrants	202,499	381,049	73,235
Plus incremental shares related to convertible debt	—	—	—
Weighted-average shares for diluted EPS	78,876,810	78,428,552	76,711,988

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the years ended December 31, 2011, 2010 and 2009 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

	Year Ended December 31,
	2011	2010	2009
Number of stock options	3,246	166,332	1,796,460
Weighted-average exercise price	$17.30	$23.37	$14.20
Weighted-average shares of non-vested restricted stock	6,667	—	175,216
Weighted-average expense per share	$17.98	$—	$14.76
Weighted-average number of shares issuable upon conversion of debt	17,622,790	18,000,339	16,554,147
Weighted-average conversion price	$14.84	$14.87	$15.30

Diluted EPS are calculated by dividing income by the weighted average common shares outstanding plus dilutive common stock equivalents. The Company’s convertible debt was anti-dilutive in 2011, 2010 and 2009.

(u) Comprehensive Income:
The Company early adopted authoritative guidance on Comprehensive Income. This guidance requires entities to present components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company elected to present items of net income and other comprehensive income in two separate, but consecutive, statements. The items are presented before related tax effects with detailed amounts shown for the income tax expense or benefit related to each component of other comprehensive income.
The components of accumulated other comprehensive (loss) income, net of income taxes, were as follows:

	December 31, 2011	December 31, 2010	December 31, 2009
Net unrealized gains on investment securities available for sale, net of income taxes of $14,938, $14,591 and $4,238, respectively	$21,856	$21,887	$6,201
Net unrealized (losses) gains on long-term investment accounted for under the equity method, net of income tax benefit of $1,007 and expenses of $446 and $0, respectively	(1,474)	669	—
Forward contracts adjustment, net of income taxes of $114, $140 and $170, respectively	(167)	(206)	(248)
Pension-related amounts, net of income taxes of $16,330, $11,929 and $13,513, respectively	(23,892)	(17,894)	(20,832)
Accumulated other comprehensive (loss) income	$(3,677)	$4,456	$(14,879)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(v) Fair Value of Derivatives Embedded within Convertible Debt:
The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. At December 31, 2011, the range of estimated fair market values of the Company’s embedded derivatives was between $136,182 and $130,917. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $133,500 as of December 31, 2011. At December 31, 2010, the range of estimated fair market values of the Company’s embedded derivatives was between $138,701 and $144,391. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $141,492 as of December 31, 2010. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 7.)
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
(x) Contingencies:
The Company records Liggett's product liability legal expenses and other litigation costs as operating, selling, administrative and general expenses as those costs are incurred. As discussed in Note 12 , legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett and the Company.
The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in Note 12: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.
Adverse verdicts have been entered against Liggett and other industry defendants in Engle progeny cases brought in Florida state court, and several of these verdicts have been affirmed on appeal. At December 31, 2011, Liggett and the Company are defendants in 3,000 state court Engle progeny cases. Through December 31, 2011, 55 state court cases have been tried against the industry, with plaintiffs' verdicts in 36 cases and defense verdicts in 19 cases. Other cases have either been dismissed by the court on summary judgment or a mistrial was declared. Since Engle progeny trials started in 2009, an average of approximately 20 cases per year have been tried. Based on the current rate of trials per year, it would require decades to resolve the remaining state court Engle progeny cases. To date, an adverse verdict has been entered against Liggett in six of the cases tried (exclusive of the Lukacs case, discussed in Note 12). Other than the Lukacs case, the verdicts against Liggett have ranged from $1 to $3,008. In one of these cases, the verdict included punitive damages in the amount of $1,000. Except as discussed in Note 12 with respect to the six cases where an adverse verdict was rendered against Liggett, management is unable to estimate the possible loss or range of loss from remaining Engle progeny cases as there are currently multiple defendants in each case and discovery has not occurred

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members' claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages. The Company believes that the process under which Engle progeny cases are tried is unconstitutional and continues to pursue its appellate rights. Litigation is subject to many uncertainties, and it is possible that the Company's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.
(y) New Accounting Pronouncements:

In January 2010, the FASB issued authoritative guidance intended to improve disclosure about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances, and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosure about purchases, sales, issuances and settlements in the Level 3 reconciliation, which was effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this guidance did not impact the Company's consolidated financial statements.

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance did not have a material impact on the Company's consolidated financial position and results of operations.

In April 2011, the FASB issued authoritative guidance to clarify when a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that two conditions exist: (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The guidance became effective for interim and annual reporting periods beginning after June 15, 2011 and was applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance did not impact the Company's consolidated financial statements.

In June 2011, the FASB issued authoritative guidance that will be included in ASC Topic 220, “Comprehensive Income”. This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company elected to early adopt the guidance and added the Statement of Comprehensive Income to the 2011 consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other” (“ASU No. 2011-08”). ASU No. 2011-08 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU No. 2011-08 are effective for reporting periods beginning after December 15, 2011. The implementation of this amended accounting guidance had no material impact on the Company's consolidated financial position and results of operations.

2.	RESTRUCTURINGS
In March 2009, Vector Tobacco eliminated nine full-time positions. Vector Tobacco recognized pre-tax restructuring charges of $900 in 2009. The restructuring charges primarily related to employee severance and benefit costs.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the combined pre-tax restructuring charges relating to the Vector Tobacco’s 2006 and 2009 restructurings for the years ended December 31, 2010 and 2009, respectively, were as follows:

	Employee Severance and Benefits	Non-Cash Asset Impairment	Contract Termination/ Exit Costs	Total
Balance, January 1, 2009	$—	$—	$—	$—
Restructuring charges	738	30	232	1,000
Change in estimate	(47)	(3)	(50)	(100)
Utilized	(586)	(27)	(167)	(780)
Balance, December 31, 2009	105	—	15	120
Utilized	(105)	—	(15)	(120)
Balance, December 31, 2010	$—	$—	$—	$—

During 2004, Liggett Vector Brands adopted a restructuring plan in its continuing effort to adjust the cost structure of the Company’s tobacco business and improve operating efficiency. The remaining pre-tax restructuring liability of $153 as of December 31, 2011, relates to the subletting of its New York office.

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at December 31, 2011 and 2010 were as follows:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
2011
Marketable equity securities	$39,692	$38,173	$(1,379)	$76,486

2010
Marketable equity securities	$42,277	$36,477	$—	$78,754
Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of taxes and non-controlling interests. The Company received proceeds of $31,643 and $28,587 and realized gains on the sale of marketable equity securities of $23,257 and $19,869 for the years ended December 31, 2011 and 2010, respectively. (See Note 1(e).)

Investment securities available for sale as of December 31, 2011 and 2010 include New Valley’s 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. (“LTS”) common stock, which were carried at $34,450 and $16,253, respectively.

4.	INVENTORIES
Inventories consist of:

	December 31, 2011	December 31, 2010
Leaf tobacco	$65,411	$54,479
Other raw materials	3,831	4,073
Work-in-process	688	2,067
Finished goods	64,594	67,773
Inventories at current cost	134,524	128,392
LIFO adjustments	(25,296)	(21,313)
	$109,228	$107,079

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At December 31, 2011, Liggett had leaf tobacco purchase commitments of approximately $28,366. During 2007 the Company entered into a single source supply agreement for fire safe cigarette paper through 2012.
The Company capitalizes the incremental prepaid cost of the MSA in ending inventory. Each year the Company capitalizes in inventory that portion of the its MSA liability that has been shipped to the public warehouses but not sold. The amount of capitalized MSA cost in "Finished goods" inventory was $13,804 and $16,300 at December 31, 2011 and 2010, respectively.
All of the Company’s inventories at December 31, 2011 and 2010 have been reported under the LIFO method.

5.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of:

	December 31, 2011	December 31, 2010
Land and improvements	$1,418	$1,418
Buildings	14,410	13,575
Machinery and equipment	134,168	127,371
Leasehold improvements	3,038	2,205
	153,034	144,569
Less accumulated depreciation	(96,478)	(89,157)
	$56,556	$55,412

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $10,607, $10,790 and $10,398, respectively. Future machinery and equipment purchase commitments at Liggett were $3,042 and $2,726 at December 31, 2011 and 2010, respectively.

6.	LONG-TERM INVESTMENTS
Long-term investments consist of the following investments accounted for at cost:

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment partnerships	$4,776	$6,199	$45,134	$70,966
Real estate partnership	899	1,293	899	1,136
	$5,675	$7,492	$46,033	$72,102

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
Except for two partnerships accounted for on the equity method, the Company’s investments constituted less than 5% of the invested funds in each of the partnerships at December 31, 2011 and 2010. In accordance with authoritative guidance for

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting for limited partnership investments, the Company has accounted for such investments using the cost method of accounting.
The Company had invested $50,000 in Icahn Partners, LP, a privately managed investment partnership, of which Carl Icahn was the portfolio manager and the controlling person of the general partner, and manager of the partnership. In 2011, Icahn Partners, LP was liquidated. The investment had a carrying value of $35,000 as of December 31, 2010. The Company received liquidating distributions of $55,500 in 2011 and recognized a gain of $20,500 on this investment for the year ended December 31, 2011. Based on information available in public filings, affiliates of Mr. Icahn were the beneficial owners of more than 5% of Vector’s common stock prior to November 2011, but had no interest in Vector's common stock as of December 31, 2011.
The Company received cash distributions of $608, $1,002 and $847 from one limited partnership in 2011, 2010 and 2009, respectively.
Another of the Company’s long-term investments was liquidated in 2011. This investment had a carrying value of $4,750 as of December 31, 2010 . The Company received liquidating distributions of $10,082 in 2011 and recognized a gain of $5,332 for the year ended December 31, 2011.
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
The changes in the fair value of these investments were as follows:

	2011	2010
Balance as of January 1	$72,102	$69,940
Contributions	—	62
Distributions	(66,190)	(1,002)
Revision for partnership now accounted for under the equity method	—	(5,790)
Realized gain on liquidation of long-term investments	25,832	—

Unrealized gains reclassified into net income	(25,832)	—
Unrealized gain on long-term investments	1,580	8,892
Net unrealized (loss) gain on long-term investments	(24,252)	8,892
Balance as of December 31	$7,492	$72,102

Long-term investments consist of the following investments accounted for under the equity method:

	December 31, 2011	December 31, 2010
Investment partnerships	$16,499	$10,954

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the fair value of these investments were as follows:

	2011	2010
Balance as of January 1	$10,954	$—
Contributions	10,000	5,000
Distributions	—	—
Revision for partnership now accounted for under the equity method	—	3,350
Equity (loss) income on long-term investments accounted for under the equity method	(859)	1,489

Unrealized gains reclassified into net income	—	—
Unrealized (loss) gain on long-term investments	(3,596)	1,115
Net unrealized (loss) gain on long-term investments	(3,596)	1,115
Balance as of December 31	$16,499	$10,954

The principal business of these investment partnerships is investing in investment securities. The estimated fair value of the investment partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. In the future, the Company may invest in other investments, including limited partnerships, real estate investments, equity securities, debt securities, derivatives and certificates of deposit, depending on risk factors and potential rates of return.

Equity income of $1,489 related to a limited partnership for the year ended December 31, 2010, included the impact of an error identified by the Company, which resulted in an out-of-period adjustment of approximately $1,650 (approximately $980 after taxes) for the year ended December 31, 2010. The error occurred because the Company’s ownership in the limited partnership increased from a nominal percentage to more than 10% during the fourth quarter of 2008 (due to significant withdrawals from other partners); thus, the Company’s investment should have been accounted for under the equity method for all previous periods in which the investment was held. The Company assessed the materiality of this error on all previously issued financial statements in accordance with the ASC 250-10-S99-1 and concluded that the error was immaterial to all previously issued financial statements. The impact of correcting this error in the current year was not material to the Company’s 2010 consolidated financial statements. This adjustment was recognized within other income in the consolidated statements of operations.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consist of:

	December 31, 2011	December 31, 2010
Vector:
11% Senior Secured Notes due 2015, net of unamortized discount of $591 and $730	$414,409	$414,270
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $35,704 and $38,353*	14,296	11,647
6.75% Variable Interest Senior Convertible Exchange Notes due 2014, net of unamortized discount of $57,036 and $64,713*	50,494	42,817
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $82,948 and $83,060*	16,052	26,940
Liggett:
Revolving credit facility	21,472	35,710
Term loan under credit facility	5,689	6,222
Equipment loans	21,255	19,030
Other	533	761
Total notes payable, long-term debt and other obligations	544,200	557,397
Less:
Current maturities	(50,844)	(51,345)
Amount due after one year	$493,356	$506,052
_____________________________

*
The fair value of the derivatives embedded within the 6.75% Variable Interest Convertible Note ($16,929 at December 31, 2011 and $20,219 at December 31, 2010, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($32,086 at December 31, 2011 and $38,324 at December 31, 2010, respectively), and the 3.875% Variable Interest Senior Convertible Debentures ($84,485 at December 31, 2011 and $82,949 at December 31, 2010 respectively) is separately classified as a derivative liability in the consolidated balance sheets.

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
The Senior Secured Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses. (See Note 19.) In addition, some of the guarantees are collateralized by second priority or first priority security interests

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in certain collateral of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.
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
6.75% Variable Interest Senior Convertible Note due 2014:
On May 11, 2009, the Company issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. The note pays interest (“Total Interest”) on a quarterly basis at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 6.75% per annum. The note is convertible into the Company’s common stock at the holder’s option. The conversion price as of December 31, 2011 of $12.99 per share (approximately 76.9697 shares of common stock per $1,000 principal amount of the note) is subject to adjustment for various events, including the issuance of stock dividends. The note will mature on November 15, 2014. The Company will redeem on May 11, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the note necessary to prevent the note from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the note) occurs, the Company will be required to offer to repurchase the note at 100% of its principal amount, plus accrued interest.
The purchaser of the 6.75% Note is an entity affiliated with Dr. Phillip Frost, who reported, after the consummation of the sale, beneficial ownership of approximately 11.7% of the Company’s common stock. In November 2011, Dr. Frost reported that entities affiliated with him had beneficial ownership of approximately 18.5% of the Company's common stock following the purchase of additional shares in a privately-negotiated transaction with an existing stockholder.
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
The Company issued its 6.75% Exchange Notes to the holders in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 3(a)(9) thereof. The notes pay interest (“Total Interest”) on a quarterly basis beginning August 15, 2009 at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 6.75% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price as of December 31, 2011 of $14.74 per share (approximately 67.8442 shares of common stock per $1,000 principal amount of notes) is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on November 15, 2014. The Company will redeem on June 30, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Internal Revenue Code. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make whole” payment.
3.875% Variable Interest Senior Convertible Debentures due 2026:
In July 2006, the Company sold $110,000 of its 3.875% variable interest senior convertible debentures due 2026 in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933.
The debentures pay interest on a quarterly basis at a rate of 3.875% per annum plus Additional Interest (the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into the Company’s common stock at the holder’s option. The conversion price at December 31, 2011 was $16.05 per share (approximately 62.3300 shares of common stock per $1,000 principal amount of the note), is subject to adjustment for various events, including the issuance of stock dividends.
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
The Company was required to mandatorily redeem on June 15, 2011, 10% of the total aggregate principal amount outstanding, or $11,000, of the Company's 3.875% Variable Interest Senior Convertible Debentures due 2026.  Other than the holders of $7 principal amount of the debentures, who had 10% of their aggregate principal amount of debentures mandatorily redeemed, each holder of the debentures chose to convert its pro-rata portion of the $11,000 of principal amount of debentures into 719,255 shares of the Company's common stock.  The Company recorded a loss of $1,217 for the year ended December 31, 2011, on the conversion of the debentures. The debt conversion resulted in a non-cash financing transaction of $10,993. The holders have the option to require the Company to repurchase all of the remaining $99,000 principal amount of debentures on June 15, 2012.  Accordingly, the Company has reclassified the remaining debentures and related value of derivatives embedded within convertible debt to current liabilities as of December 31, 2011.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2011	2010	2009
6.75% note	$1,415	$749	$331
6.75% exchange notes	4,745	3,113	1,210
3.875% convertible debentures	195	575	455
5% convertible notes	—	—	3,394
Interest expense associated with embedded derivatives	$6,355	$4,437	$5,390

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Year Ended December 31,
	2011	2010	2009
6.75% note	$3,290	$3,671	$(2,323)
6.75% exchange notes	6,238	9,228	(3,237)
3.875% convertible debentures	(1,544)	(1,375)	(29,745)
5% convertible notes	—	—	(620)
Gain (loss) on changes in fair value of derivatives embedded within convertible debt	$7,984	$11,524	$(35,925)

The following table reconciles the fair value of derivatives embedded within convertible debt:

	6.75% Note	6.75% Exchange Notes	3.875% Convertible Debentures	5% Convertible Notes	Total
Balance at January 1, 2009	$—	$—	$51,829	$25,416	$77,245
Issuance of 6.75% Note	21,567	—	—	(2,485)	19,082
Issuance of 6.75% Exchange Notes	—	44,315	—	(23,551)	20,764
Loss from changes in fair value of embedded derivatives	2,323	3,237	29,745	620	35,925
Balance at December 31, 2009	23,890	47,552	81,574	—	153,016
(Gain) loss from changes in fair value of embedded derivatives	(3,671)	(9,228)	1,375	—	(11,524)
Balance at December 31, 2010	20,219	38,324	82,949	—	141,492
Conversion of $11,000 of 3.875% Variable Interest Senior Convertible Debentures due June 15, 2011	—	—	(8)	—	(8)
(Gain) loss from changes in fair value of embedded derivatives	(3,290)	(6,238)	1,544	—	(7,984)
Balance at December 31, 2011	$16,929	$32,086	$84,485	$—	$133,500

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of non-cash interest expense associated with the amortization of the debt discount created by the beneficial conversion feature on the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2011	2010	2009
Amortization of beneficial conversion feature:
6.75% note	$1,234	$653	$289
6.75% exchange notes	2,932	1,923	748
3.875% convertible debentures	(80)	(46)	(51)
5% convertible notes	—	—	1,883
Interest expense associated with beneficial conversion feature	$4,086	$2,530	$2,869

Unamortized Debt Discount on Variable Interest Senior Convertible Debt:
The following table reconciles unamortized debt discount within convertible debt:

	6.75% Note	6.75% Exchange Notes	3.875% Convertible Debentures	5% Convertible Notes	Total
Balance at January 1, 2009	$—	$—	$83,993	$39,565	$123,558
Issuance of convertible notes - embedded derivative	21,567	44,315	—	—	65,882
Issuance of convertible notes - beneficial conversion feature	18,808	27,392	—	—	46,200
Issuance of 6.75% Note-write-off of unamortized debt discount	—	—	—	(3,311)	(3,311)
Issuance of 6.75% Exchange Notes-write-off of unamortized debt discount	—	—	—	(30,977)	(30,977)
Amortization of embedded derivatives	(331)	(1,210)	(455)	(3,394)	(5,390)
Amortization of beneficial conversion feature	(289)	(748)	51	(1,883)	(2,869)
Balance at December 31, 2009	39,755	69,749	83,589	—	193,093
Amortization of embedded derivatives	(749)	(3,113)	(575)	—	(4,437)
Amortization of beneficial conversion feature	(653)	(1,923)	46	—	(2,530)
Balance at December 31, 2010	38,353	64,713	83,060	—	186,126
Conversion of $11,000 of 3.875% Variable Interest Senior Convertible Debentures due June 15, 2011	—	—	3	—	3
Amortization of embedded derivatives	(1,415)	(4,745)	(195)	—	(6,355)
Amortization of beneficial conversion feature	(1,234)	(2,932)	80	—	(4,086)
Balance at December 31, 2011	$35,704	$57,036	$82,948	$—	$175,688

Loss on Extinguishment of Debt:
The Company recorded a loss on the extinguishment of debt of $1,217 for the year ended December 31, 2011, on the conversion of the $11,000 of the Company's 3.875% Variable Interest Senior Convertible Debentures due 2026 on June 15, 2011 into 719,255 shares of common stock.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The exchange of the 5% Notes for the 6.75% Notes and the 6.75% Exchange Notes qualifies as extinguishment of debt due to the significant change in terms. The loss was $18,573 for the year ended December 31, 2009. A summary of the Company’s loss on the extinguishment of the 5% Notes for the year ended December 31, 2009 is as follows:

	6.75% Note	6.75% Exchange Notes	Total
Issuance of additional notes payable	$770	$7,034	$7,804
Termination of embedded derivative	(2,485)	(23,551)	(26,036)
Write-off of deferred finance costs	257	2,260	2,517
Write-off of unamortized debt discount, net	3,311	30,977	34,288
Loss on extinguishment of debt	$1,853	$16,720	$18,573

Revolving Credit Facility — Liggett:
Liggett has a $50,000 credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) under which $21,472 was outstanding at December 31, 2011. Availability as determined under the credit facility was approximately $14,533 based on eligible collateral at December 31, 2011. The credit facility is collateralized by all inventories and receivables of Liggett and a mortgage on Liggett’s real property. The credit facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability, as defined, under the credit facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility.
The term of the Wells Fargo credit facility was to expire on March 8, 2012, subject to automatic renewal for additional one-year periods unless a notice of termination is given by Wells Fargo or Liggett at least 60 days prior to such date or the anniversary of such date. The facility was renewed in February 2012 for a three year period. Prime rate loans under the facility bear interest at a rate equal to the prime rate of Wells Fargo with Eurodollar rate loans bearing interest at a rate of 2.0% above Wells Fargo's adjusted Eurodollar rate. The credit facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the credit facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the credit facility, is less than $20,000. The covenants also require that annual Capital Expenditures, as defined under the credit facility (before a maximum carryover amount of $2,500), shall not exceed $15,000 during any fiscal year except for 2010, when Liggett was permitted to incur Capital Expenditures of up to $33,000.
Equipment Loans — Liggett:
In 2010, Liggett entered into nine financing agreements for a total of $16,634 related to the purchase of equipment. The weighted average interest rate of the outstanding debt is 5.24% per annum and the interest rate on the notes ranges between 2.59% and 6.13%. The debt is payable over 30 to 60 months with an average term of 56 months. Total monthly installments are $297. In 2010, Liggett also refinanced $3,575 of debt related to previous equipment purchases. The new debt carries an interest rate of 5.95% and is payable in 36 installments of $109.
In 2011, Liggett purchased equipment for $6,342 and entered into three financing agreements for a total of $6,342 related to the equipment purchase. The weighted average interest rate of the outstanding debt is 5.64% per annum and the interest rate on the various notes ranges between 5.33% and 5.82%. Total monthly installments are $145.
In January 2012, the Company refinanced $4,452 of debt related to equipment purchased in 2010.  The refinanced debt had a weighted average interest rate of 5.89% and an average remaining term of 43 months.  The new debt carries an interest rate of 5.96% and a term of 36 months.
Each of these equipment loans is collateralized by the purchased equipment.

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

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable and long-term debt	$544,200	$801,353	$557,397	$827,247

Scheduled Maturities:
Scheduled maturities of long-term debt are as follows:

	Principal	Unamortized Discount	Net
Year Ending December 31:
2012	$133,783	$82,948	$50,835
2013	5,378	—	5,378
2014	162,232	92,740	69,492
2015	418,358	591	417,767
2016	728	—	728
Thereafter	—	—	—
Total	$720,479	$176,279	$544,200

The scheduled maturities in 2012 reflect $99,000 (principal amount) which the Company may be required to repurchase in 2012 in accordance with the terms of the Company’s 3.875% Variable Interest Senior Convertible Debentures due 2026.
Weighted-Average Interest Rate on Current Maturities of Long-Term Debt:
The weighted-average interest rate on the Company’s current maturities of long-term debt at December 31, 2011 was approximately 11.24%.

8.	COMMITMENTS
Certain of the Company’s subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with non-cancelable terms of one year or more as of December 31, 2011 are as follows:

	Lease Commitments	Sublease Rentals	Net
Year Ending December 31:
2012	$5,231	$965	$4,266
2013	2,603	402	2,201
2014	2,585	—	2,585
2015	2,040	—	2,040
2016	1,410	—	1,410
Thereafter	4,812	—	4,812
Total	$18,681	$1,367	$17,314

In 2001, the Company entered into an operating sublease for space in an office building in New York. The lease, as amended,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expires in 2013. Minimum rental expense over the entire period is $10,584. A rent abatement received upon entering into the lease is recognized on a straight line basis over the life of the lease. The Company pays operating expense escalation ($40 in 2011) in monthly installments along with installments of the base rent.
The Company’s rental expense for the years ended December 31, 2011, 2010 and 2009 was $4,313, $3,670 and $3,904, respectively.

9.	EMPLOYEE BENEFIT PLANS
Defined Benefit Plans and Postretirement Plans:
Defined Benefit Plans.  The Company sponsors three defined benefit pension plans (two qualified and one non-qualified) covering virtually all individuals who were employed by Liggett on a full-time basis prior to 1994. Future accruals of benefits under these three defined benefit plans were frozen between 1993 and 1995. These benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the two qualified pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans’ assets and benefit obligations were measured at December 31, 2011 and 2010, respectively.
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
At December 31, 2011, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2012 – $1,713; 2013 – $22,584; 2014 – $7,233; 2015 – $0; 2016 – $0 and 2017 to 2021 – $2,100. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit; conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.
Postretirement Medical and Life Plans.  The Company provides certain postretirement medical and life insurance benefits to certain employees. Substantially all of the Company’s manufacturing employees as of December 31, 2011 are eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 334 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to approximately 200 active employees and 458 retirees who reach retirement age and are eligible to receive benefits under one of the Company’s defined benefit pension plans. The Company’s postretirement liabilities are comprised of Medicare Part B and life insurance premiums.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at January 1	$(148,968)	$(142,043)	$(9,850)	$(9,405)
Service cost	(1,422)	(1,360)	(13)	(13)
Interest cost	(7,481)	(8,131)	(500)	(521)
Plan amendment	—	(6,055)	—	—
Benefits paid	11,448	11,787	534	574
Expenses paid	430	479	—	—
Actuarial (gain) loss	(5,015)	(3,645)	194	(485)
Benefit obligation at December 31	$(151,008)	$(148,968)	$(9,635)	$(9,850)
Change in plan assets:
Fair value of plan assets at January 1	$132,993	$125,166	$—	$—
Gap period cash flow	—	—	—	—
Actual return on plan assets	537	19,733	—	—
Expenses paid	(430)	(479)	—	—
Contributions	360	360	534	574
Benefits paid	(11,448)	(11,787)	(534)	(574)
Fair value of plan assets at December 31	$122,012	$132,993	$—	$—
Funded status at December 31	$(28,996)	$(15,975)	$(9,635)	$(9,850)
Amounts recognized in the consolidated balance sheets:
Prepaid pension costs	$10,046	$13,935	$—	$—
Other accrued liabilities	(2,057)	(347)	(656)	(665)
Non-current employee benefit liabilities	(36,985)	(29,563)	(8,979)	(9,185)
Net amounts recognized	$(28,996)	$(15,975)	$(9,635)	$(9,850)

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Service cost — benefits earned during the period	$1,422	$1,360	$1,319	$13	$13	$15
Interest cost on projected benefit obligation	7,481	8,131	9,385	500	521	567
Expected return on assets	(8,834)	(8,271)	(7,817)	—	—	—
Prior service cost	—	—	801	—	—	—
Time contractual termination benefits	—	—	(1,808)	—	—	—
Amortization of net loss (gain)	2,807	3,376	2,136	(88)	(129)	(163)
Net expense	$2,876	$4,596	$4,016	$425	$405	$419

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost for the year ending 2012.

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Prior service cost	$2,018	$—	$2,018
Actuarial loss (gain)	1,584	(121)	1,463

As of December 31, 2011, current year accumulated other comprehensive income, before income taxes, consists of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Prior year accumulated other comprehensive income	$(30,210)	$388	$(29,822)
Amortization of prior service costs	2,018	—	2,018
Effect of settlement	—	—	—
Amortization of gain (loss)	789	(88)	701
Net (loss) gain arising during the year	(13,314)	195	(13,119)
Current year accumulated other comprehensive (loss) income	$(40,717)	$495	$(40,222)

As of December 31, 2011, there was $40,222 of items not yet recognized as a component of net periodic pension benefit, which consisted of future pension benefits of $40,717 associated with the amortization of net loss.
As of December 31, 2011, there was $495 of items not yet recognized as a component of net periodic postretirement benefit, which consisted of future benefits associated with the amortization of net gains.
As of December 31, 2010, current year accumulated other comprehensive income, before income taxes, consisted of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Prior year accumulated other comprehensive income	$(35,348)	$1,003	$(34,345)
Amortization of prior service costs	2,018	—	2,018
Effect of settlement	—	—	—
Amortization of gain (loss)	1,358	(130)	1,228
Net gain (loss) arising during the year	1,762	(485)	1,277
Current year accumulated other comprehensive (loss) income	$(30,210)	$388	$(29,822)
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
As of December 31, 2011, three of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $100,970, $100,970 and $61,928, respectively. As of December 31, 2010, two of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $29,973, $29,973 and $0, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Weighted average assumptions:
Discount rates — benefit obligation	3.75% - 4.75%	5.25%	5.75%	5.00%	5.25%	5.75%
Discount rates — service cost	5.25%	5.75%	6.75%	5.25%	5.75%	6.75%
Assumed rates of return on invested assets	7.00%	7.00%	7.50%	—	—	—
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%

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
The Company considers input from its external advisors and historical returns in developing its expected rate of return on plan assets. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. The Company’s actual 10-year annual rate of return on its pension plan assets was 5.2%, 4.8% and 3.0% for the years ended December 31, 2011, 2010 and 2009, respectively, and the Company’s actual five-year annual rate of return on its pension plan assets was 2.9%, 5.7% and 3.5% for the years ended December 31, 2011, 2010 and 2009, respectively.
Gains and losses resulting from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and changes in actual returns on plan assets as compared to assumed returns. These gains and losses are only amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2011, Liggett used a 15.77-year period for its Hourly Plan and a 17.24-year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. The amortization of deferred losses negatively impacts pension expense in the future.
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
In 2008, the Liggett Employee Benefits Committee temporarily suspended its target asset allocation percentages due to the volatility in the financial markets. Even though such allocation percentages were suspended, investment manager performance versus their respective benchmarks was still monitored on a regular basis. Effective January 1, 2011, the Liggett Employee Benefits Committee reinstated its target assets allocation to equal 50.0% equity investments, 27.5% investment grade fixed income, 7.5% high yield fixed income, 10.0% alternative investments (including hedge funds and private equity funds) and 5.0% short-term investments, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vector’s defined benefit retirement plan allocations at December 31, 2011 and 2010, by asset category, were as follows:

	Plan Assets at December 31,
	2011	2010
Asset category:
Equity securities	50%	51%
Investment grade fixed income securities	30%	26%
High yield fixed income securities	9%	4%
Alternative investments	9%	9%
Short-term investments	2%	10%
Total	100%	100%

The defined benefit plans’ recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value Measurements as of December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$2,047	$—	$2,047	$—
Amounts in individually managed investment accounts:
Cash	2,401	2,401	—	—
U.S. equity securities	46,630	46,630	—	—
Common collective trusts	59,954	—	48,350	11,604
Investment partnership	10,978	—	—	10,978
Total	$122,010	$49,031	$50,397	$22,582

	Fair Value Measurements as of December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$2,359	$—	$2,359	$—
Amounts in individually managed investment accounts:
Cash, mutual funds and common stock	14,108	14,108	—	—
U.S. equity securities	53,916	53,916	—	—
Common collective trusts	50,631	—	45,722	4,909
Investment partnership	11,996	—	—	11,996
Total	$133,010	$68,024	$48,081	$16,905

The fair value determination disclosed above of assets as Level 3 under the fair value hierarchy was determined based on unobservable inputs and were based on company assumptions, and information obtained from the investments based on the indicated market values of the underlying assets of the investment portfolio.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the fair value of these Level 3 investments as of December 31, 2011 and 2010 were as follows:

	2011	2010
Balance as of January 1	$16,905	$11,640
Distributions	(517)	(1,107)
Contributions	6,237	4,000
Unrealized loss on long-term investments	(1,810)	2,113
Realized gain on long-term investments	1,767	259
Balance as of December 31	$22,582	$16,905

For 2011 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 3.66% and 6.87% between 2012 and 2020 and 4.5% after 2020. For 2010 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between (5.25)% and 6.8% between 2011 and 2019 and 4.5% after 2019.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$7	$(6)
Effect on benefit obligation	135	(124)

To comply with ERISA’s minimum funding requirements, the Company currently anticipates that it will be required to make contributions of $3,725 to the pension plan year beginning on January 1, 2012 and ending on December 31, 2012. Any additional funding obligation that the Company may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
Estimated future pension and postretirement medical benefits payments are as follows:

	Pension	Postretirement Medical
2012	$13,338	$656
2013	33,810	656
2014	17,977	659
2015	10,397	662
2016	9,966	664
2017 — 2021	46,078	3,369

Profit Sharing and Other Plans:
The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $1,101, $1,068 and $1,098 for the years ended December 31, 2011, 2010 and 2009, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	INCOME TAXES
The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. The amounts provided for income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
Current:
U.S. Federal	$30,458	$33,142	$94,640
State	8,313	101	19,274
	$38,771	$33,243	$113,914
Deferred:
U.S. Federal	$7,765	$(3,381)	$(85,158)
State	1,601	1,624	(25,025)
	9,366	(1,757)	(110,183)
Total	$48,137	$31,486	$3,731

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31, 2011		December 31, 2010
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Excess of tax basis over book basis- non-consolidated entities	$4,488	$—	$10,603	$—
Employee benefit accruals	16,418	—	10,701	—
Book/tax differences on fixed and Intangible assets	—	41,616	—	34,293
Book/tax differences on inventory	—	20,865	—	21,589
Book/tax differences on long-term investments	22	—	7,067	—
Impact of accounting on convertible debt	—	15,990	—	16,155
Impact of timing of settlement payments	38,164	—	26,962	—
Various U.S. state tax loss carryforwards	14,428	—	14,496	—
Other	10,200	18,056	10,075	16,742
Valuation allowance	(9,752)	—	(10,290)	—
	$73,968	$96,527	$69,614	$88,779

The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance of $9,752 and $10,290 at December 31, 2011 and 2010, respectively, consisted primarily of a reserve against various state and local net operating loss carryforwards, primarily resulting from Vector Tobacco’s losses.
The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws.
Deferred federal income tax expense differs in 2011, 2010 and 2009 as a result of reclassifications between current and deferred tax liabilities. The deferred federal tax benefit in 2009 related to the recognition of a previously deferred gain in 2009 and the reduction of a valuation allowance in 2009. The deferred tax benefit in 2010 results from the recognition of various temporary differences at the Liggett segment. The deferred tax expense in 2011 results from temporary differences related primarily to bonus depreciation for federal tax purposes at the Liggett segment.
The valuation allowance was reduced in 2009 for the recognition of state tax net operating losses at Vector Tobacco after evaluating the impact of the negative and positive evidence that such asset would be realized. The Company based its conclusion on the fact that Vector Tobacco reported state taxable income on a separate company basis for the second consecutive year in 2009.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation allowance was increased in 2010 as a result of changes in Vector Tobacco’s state tax apportionment in 2010 which decreased Vector Tobacco’s ability to utilize state tax net operating losses in future years. The valuation allowance was reduced in 2011 as a result of estimated increases in Vector Tobacco's ability to utilize state tax net operating losses in future years because of changes in state tax apportionment and projected taxable income.
Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Income before income taxes	$123,157	$85,570	$28,537
Federal income tax expense at statutory rate	43,105	29,950	9,988
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	6,444	1,121	261
Non-deductible expenses	1,974	1,491	1,682
Impact of domestic production deduction	(4,256)	(654)	(1,201)
Tax credits	—	(25)	(833)
Equity and other adjustments	—	—	—
Changes in valuation allowance, net of equity and tax audit adjustments	870	(397)	(6,166)
Income tax expense	$48,137	$31,486	$3,731

The following table summarizes the activity related to the unrecognized tax benefits:

Balance at January 1, 2009	$7,503
Additions based on tax positions related to current year	3,380
Additions based on tax positions related to prior years	2,619
Reductions based on tax positions related to prior years	(550)
Settlements	(903)
Expirations of the statute of limitations	(1,833)
Balance at December 31, 2009	10,216
Additions based on tax positions related to current year	847
Additions based on tax positions related to prior years	1,178
Reductions based on tax positions related to prior years	(2,303)
Settlements	(1,076)
Expirations of the statute of limitations	(2,094)
Balance at December 31, 2010	6,768
Additions based on tax positions related to current year	—
Additions based on tax positions related to prior years	250
Reductions based on tax positions related to prior years	—
Settlements	—
Expirations of the statute of limitations	(421)
Balance at December 31, 2011	$6,597

In the event the unrecognized tax benefits of $6,597 and $6,768 at December 31, 2011 and 2010, respectively, were recognized, such recognition would impact the annual effective tax rates. During 2011, the accrual for potential penalties and interest related to these unrecognized tax benefits was increased by $413, and in total, as of December 31, 2011, a liability for potential penalties and interest of $1,504 has been recorded. During 2010, the accrual for potential penalties and interest related to these unrecognized tax benefits was reduced by $2,444, and in total, as of December 31, 2010, a liability for potential penalties

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and interest of $1,091 has been recorded.
It is reasonably possible the Company may recognize up to approximately $250 of currently unrecognized tax benefits over the next 12 months, pertaining primarily to expiration of statutes of limitations of positions reported on state and local income tax returns. The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations.
In 2009, the Internal Revenue Service concluded an audit of the Company’s income tax return for the year ended December 31, 2005. There was no material impact on the Company’s consolidated financial statements as a result of the audit. The Internal Revenue Service is auditing the Company's 2008 and 2009 tax years. The Company believes it has adequately reserved for any potential adjustments that may arise as a result of the audit.

11.	STOCK COMPENSATION
The Company grants equity compensation under its Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”). As of December 31, 2011, there were approximately 3,526,936 shares available for issuance under the 1999 Plan.
Stock Options.  The Company accounts for stock compensation by valuing unvested stock options granted prior to January 1, 2006 under the fair value method of accounting and expensing this amount in the statement of operations over the stock options’ remaining vesting period.
The Company recognized compensation expense of $1,715, $1,218 and $292 related to stock options in the years ended December 31, 2011, 2010 and 2009, respectively.
The terms of certain stock options awarded under the 1999 Plan in December 2009 and January 2001 provide for common stock dividend equivalents (at the same rate as paid on the common stock) with respect to the shares underlying the unexercised portion of the options. The Company recognizes payments of the dividend equivalent rights on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet ($2,580, $2,480 and $4,342 net of taxes, for the years ended December 31, 2011, 2010 and 2009, respectively), which is included as “Distributions on common stock” in the Company’s consolidated statement of changes in stockholders’ equity.
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
The assumptions used under the Black-Scholes option pricing model in computing fair value of options are based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company’s common stock over the expected term of the option. The assumptions used for grants in the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Risk-free interest rate	1.4% – 1.9%	2.59%	2.0% – 3.4%
Expected volatility	24.78% – 25.02%	24.43%	24.97% – 35.93%
Dividend yield	0.0% - 10.08%	9.75%	0.0%
Expected holding period	4.00 – 4.75 years	4.74 years	4.79 – 10 years
Weighted-average grant date fair value	$0.90 – $3.81	$1.03	$3.58 – $7.40

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of employee stock option transactions follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding on January 1, 2009	6,117,908	$10.00	1.7	$13,708
Granted	1,234,800	$12.76
Exercised	(4,849,486)	$9.09
Cancelled	(74,605)	$15.19
Outstanding on December 31, 2009	2,428,617	$13.16	6.6	$1,947
Granted	110,250	$14.89
Exercised	(122,085)	$10.36
Cancelled	(20)	$—
Outstanding on December 31, 2010	2,416,762	$13.38	6.0	$11,208
Granted	479,850	$16.36
Exercised	(506,020)	$11.39
Cancelled	(192,494)	$—
Outstanding on December 31, 2011	2,198,098	$13.75	7.6	$11,187
Options exercisable at:
December 31, 2009	1,165,341
December 31, 2010	1,065,013
December 31, 2011	373,199
_____________________________

(1)
The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($17.76, $16.50 and $13.33 at December 31, 2011, 2010 and 2009, respectively) exceeds the option exercise price.

Additional information relating to options outstanding at December 31, 2011 follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable as of	Weighted-Average Exercise Price
			12/31/2011			12/31/2011
$0.00	-	$8.02	12,218	1.0	$7.76	12,218	$7.76
$8.02	-	$10.69	—	—	$—	—	$—
$10.69	-	$13.37	1,528,995	7.3	$12.82	294,195	$13.01
$13.37	-	$16.04	196,793	7.1	$15.04	60,294	$15.27
$16.04	-	$18.71	460,092	8.9	$16.44	6,492	$17.02
$18.71	-	$21.38	—	—	$—	—	$—
$21.38	-	$24.06	—	—	$—	—	$—
$24.06	-	$26.73	—	—	$—	—	$—
			2,198,098	7.6	$13.75	373,199	$13.27

As of December 31, 2011, there was $3,860 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately 2.43 years at December 31, 2011.
As of December 31, 2010, there was $4,057 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately 3.04 years at December 31, 2010.
The Company reflects the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a component of “Cash Flows from Financing Activities.”

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-qualified options for 479,850 shares of common stock were issued during 2011. The exercise price of the options granted ranged between $15.13 and $16.43 in 2011. The exercise prices of the options granted in 2011 were at the fair value on the dates of the grants.
Non-qualified options for 110,250 shares of common stock were issued during 2010. The exercise price of the options granted was $14.89 in 2010. The exercise prices of the options granted in 2010 were at the fair value on the dates of the grants.
Non-qualified options for 1,234,800 shares of common stock were issued during 2009. The exercise price of the options granted was $12.76 in 2009. The exercise prices of the options granted in 2009 were at the fair value on the dates of the grants.
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
The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $2,051, $673 and $22,771, respectively. Tax benefits related to option exercises of $821, $269 and $9,162 were recorded as increases to stockholders’ deficiency for the years ended December 31, 2011, 2010 and 2009, respectively.
During 2011, 506,020 options, exercisable at prices ranging from $10.97 to $13.24 per share, were exercised for $1,029 in cash and the delivery to the Company of 315,839 shares of common stock with a fair market value of $4,777, or $15.12, per share on the date of exercise.
During 2010, 122,085 options, exercisable at prices ranging from $8.32 to $12.48 per share, were exercised for $1,265 in cash on the date of exercise.
During 2009, 4,834,360 options, exercisable at prices ranging from $8.60 to $12.84 per share, were exercised for $1,144 in cash and the delivery to the Company of 3,103,389 shares of common stock with a fair market value of $42,768, or $13.25, per share on the date of exercise.
Restricted Stock Awards.  In 2005, the President of the Company was awarded restricted stock grants of 775,339 shares of the Company’s common stock, pursuant to the 1999 Plan. Pursuant to the restricted share agreements, one-fourth of the shares vested on September 15, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through September 15, 2009. The Company recorded deferred compensation of $11,340 representing the fair market value of the total restricted shares on the dates of grant. The deferred compensation was amortized over the vesting period as a charge to compensation expense. The Company recorded an expense of $1,996 associated with the grants for the year ended December 31, 2009.
In November 2005, the President of Liggett and Liggett Vector Brands was awarded a restricted stock grant of 67,005 shares of the Company’s common stock pursuant to the 1999 Plan. Pursuant to his restricted share agreement, one-fourth of the shares vested on November 1, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through November 1, 2009. The Company recorded deferred compensation of $1,018 representing the fair market value of the restricted shares on the date of grant. The Company recorded an expense of $218 associated with the grant for the year ended December 31, 2009.
In June 2007, the Company granted 12,763 restricted shares of the Company’s common stock pursuant to the 1999 Plan to each of its four outside directors. The shares vested over three years. The Company recognized $792 of expense over the vesting period. The Company recognized expense of $264 for the years ended December 31, 2010 and 2009, respectively, in connection with this restricted stock award.
In June 2010, the Company granted 11,025 restricted shares of the Company’s common stock (the "June 2010 Grant") pursuant to the 1999 Plan to each of its five outside directors. In November 2011, one of the outside directors resigned from the board and 7,350 of the restricted shares granted in June 2010 were forfeited and canceled. The remaining shares vest over three years and the Company will recognize $749 of expense over the vesting period of the June 2010 Grant. In November 2011, the Company also granted 6,667 restricted shares of the Company's stock (the "November 2011 grant") pursuant to the 1999 Plan to the replacement director. The shares granted to the replacement director vest over approximately 19 months. The Company will recognize $120 of expense over the vesting period for the November 2011 Grant. The Company recognized expense of $280 and $154 of expense for the years ended December 31, 2011 and 2010, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the President of the Company was awarded a restricted stock grant of 578,813 shares of Vector’s common stock pursuant to the 1999 Plan. Under the terms of the award, one-fifth of the shares vest on September 15, 2010, with an additional one-fifth vesting on each of the four succeeding one-year anniversaries of the first vesting date through September 15, 2014. In the event that his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The fair market value of the restricted shares on the date of grant was $6,467 is being amortized over the vesting period as a charge to compensation expense. The Company recorded an expense of $1,188, $872 and $872 for the years ended December 31, 2011, 2010 and 2009, respectively.
As of December 31, 2011, there was $3,653 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 2.59 years at December 31, 2011.
As of December 31, 2010, there was $5,086 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 3.58 years at December 31, 2010.
The Company’s accounting policy is to treat dividends paid on unvested restricted stock as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.

12.	CONTINGENCIES

Tobacco-Related Litigation:

Overview
Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iii) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation are not quantifiable at this time. For the years ended December 31, 2011, 2010 and 2009, Liggett incurred legal expenses and other litigation costs totaling approximately $7,795, $23,389 (which includes $16,161 for the Lukacs and Ferlanti judgments described below), and $6,000, respectively.
Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. Management reviews on a quarterly basis with counsel all pending litigation and evaluates whether an estimate can be  made of the possible loss or range of loss that could result from an unfavorable outcome. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages awarded in some tobacco-related litigation can be significant.
Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. Liggett has secured approximately $4,308 in bonds as of December 31, 2011.
In June 2009, Florida amended its existing bond cap statute by adding a $200,000 bond cap that applies to all Engle progeny cases (defined below) in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. The legislation applies to judgments entered after the effective date of the legislation. Plaintiffs, in several cases, have challenged the constitutionality of the bond cap statute, but to date, the courts that have addressed the issue have upheld the constitutionality of the statute. The plaintiffs have appealed these rulings and the Florida Supreme Court has granted review of the Hall decision denying plaintiff's challenge to the bond cap statute. No federal court has yet addressed the issue. Although the Company cannot predict the outcome of such challenges, it is possible that the Company's financial position, results of operations, or cash flows could be materially affected by an unfavorable outcome of such challenges.
The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Cautionary Statement About Engle Progeny Cases. Adverse verdicts have been entered against Liggett and other industry defendants in Engle progeny cases brought in Florida state court, and two of these verdicts have been affirmed on appeal. At December 31, 2011, Liggett and the Company are defendants in 3,000 state court Engle progeny cases. Through December 31, 2011, 55 state court cases have been tried against the industry, with plaintiffs' verdicts in 36 cases and defense verdicts in 19 cases. Other cases have either been dismissed by the court on summary judgment or a mistrial was declared. Since Engle progeny trials started in 2009, an average of approximately 20 cases per year have been tried. Based on the current rate of trials per year, it would require decades to resolve the remaining state court Engle progeny cases. To date, an adverse verdict has been entered against Liggett in six of the cases tried (exclusive of the Lukacs case, discussed below). Excluding the Lukacs case, the verdicts against Liggett have ranged from $1 to $3,008. In one of these cases, the verdict included punitive damages in the amount of $1,000. Except as discussed in this Note 12 with respect to the six cases where an adverse verdict was entered against Liggett, management is unable to estimate the possible loss or range of loss from remaining Engle progeny cases as there are currently multiple defendants in each case and discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members' claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages. The Company believes that the process under which Engle progeny cases are tried is unconstitutional and continues to pursue its appellate rights. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.
Although Liggett has generally been successful in managing litigation in the past, litigation is subject to uncertainty and significant challenges remain, particularly with respect to the Engle progeny cases. There can be no assurances that Liggett's past litigation experience will be representative of future results. Adverse verdicts have been rendered against Liggett in the past, in individual cases and Engle progeny cases, and several of these verdicts have been affirmed on appeal. It is possible that the consolidated results of operations, cash flows or financial position of the Company could be materially adversely affected by an unfavorable outcome or settlement of certain pending litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. Liggett may, however, enter into settlement discussions in particular cases if it believes it is in its best interest to do so. In connection with the Engle progeny cases, Liggett has been receptive to opportunities to settle cases on favorable economic terms and will continue to do so.  Through January 31, 2012, Liggett has settled 76 Engle progeny cases for approximately $988, in the aggregate.  There can be no assurances that Liggett's settlement experience to date will be representative of future results.
Non-Engle Individual Actions
As of December 31, 2011, there were 33 individual cases pending against Liggett and/or the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include Engle progeny cases or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of individual cases, by state, that are pending against Liggett or its affiliates as of December 31, 2011 (excluding Engle progeny cases and the consolidated cases in West Virginia):

State	Number of Cases
Florida	16
New York	8
Louisiana	4
West Virginia	2
Maryland	1
Missouri	1
Ohio	1

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Engle Progeny Cases.  In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co.  rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” As of December 31, 2011, Liggett and the Company are named defendants in 5,755 Engle progeny cases in both federal (2,755 cases) and state (3,000 cases) courts in Florida. Other cigarette manufacturers are also named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. Although the Company was not named as a defendant in Engle, it has been named as a defendant in most of the Engle progeny cases where Liggett is named as a defendant. These cases include approximately 7,950 plaintiffs. The number of state court Engle progeny cases may increase as multi-plaintiff cases continue to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 31, 2012, the following Engle progeny cases have resulted in judgments against Liggett:

Date	Case Name	County	Net Compensatory Damages	Punitive Damages	Status
June 2002	Lukacs v. R.J. Reynolds	Miami-Dade	$12,418	None	Affirmed on appeal by the Third District Court of Appeal. Judgment has been paid and the case is concluded. See "Lukacs Case" description below.
August 2009	Campbell v. R.J. Reynolds	Escambia	$156	None
Affirmed on appeal by the Third District Court of Appeal. Defendants filed a motion with the District Court of Appeal for certification to Florida Supreme Court, which was denied by the court on May 13, 2011. Defendants have sought review by the US Supreme Court.

March 2010	Douglas v. R.J. Reynolds	Hillsborough	$1,350	None	On appeal to the Second District Court of Appeal. Argument on the merits of the appeal was heard on October 4, 2011.
April 2010	Clay v. R.J. Reynolds	Escambia	$349	$1,000	Affirmed on appeal by the First District Court of Appeal on January 25, 2012.
April 2010	Putney v. R.J. Reynolds	Broward	$3,008	None	On appeal to the Fourth District Court of Appeal.
April 2011	Tullo v. R.J. Reynolds	Palm Beach	$225	None	On appeal to the Fourth District Court of Appeal.
January 2012	Ward v. R.J. Reynolds	Escambia	$1	None

The Company's potential range of loss in the Campbell, Douglas, Clay, Putney, Tullo and Ward cases is between $0 and $6,089 in the aggregate, plus accrued interest and legal fees. No amounts have been expensed or accrued in the accompanying consolidated financial statements for these cases other than $181. In determining the range of loss, the Company considers potential settlements as well as future appellate relief. The Company is unable to determine a range related to the remaining Engle progeny cases. For further information on the Engle case and on Engle progeny cases, see “Class Actions — Engle Case,” below.
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
Class Actions
As of December 31, 2011, there were six actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In July 2006, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the class should be decertified prospectively, but determined that the following Phase I findings are entitled to res judicata effect in Engle progeny cases: (i) that smoking causes lung cancer, among other diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) that defendants concealed material information knowing that the information was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vi) that defendants sold or supplied cigarettes that were defective; and (vii) that defendants were negligent. The Florida Supreme Court decision also allowed former class members to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damage issues, provided they filed their individual lawsuits by January 2008. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. In October 2007, the United States Supreme Court denied defendants' petition for writ of certiorari. As a result of the Engle decision, approximately 7,950 plaintiffs have claims pending against the Company and Liggett and other cigarette manufacturers.
Federal Engle Progeny Cases. Three federal district courts (in the Merlob, B. Brown and Burr cases) ruled that the findings in Phase I of the Engle proceedings could not be used to satisfy elements of plaintiffs' claims, and two of those rulings (B. Brown and Burr) were certified by the trial court for interlocutory review. The certification was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated (in February 2009, the appeal in Burr was dismissed for lack of prosecution). In July 2010, the Eleventh Circuit ruled that plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. Rather, plaintiffs may only use the findings to establish specific facts that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made. All federal cases were stayed pending review by the Eleventh Circuit. In December 2010, stays were lifted in 12 cases selected by plaintiffs, two of which were subsequently re-stayed. Liggett is a defendant in one of the cases. In August 2011, the court ordered the activation of an additional 22 cases. Liggett is a defendant in 14 of the 22 cases.
Appeals of Engle Progeny Verdicts. In December 2010, in the Martin case, a state court case against R.J. Reynolds, the First District Court of Appeal issued the first ruling by a Florida intermediate appellate court to address the B. Brown decision discussed above. The panel held that the trial court correctly construed the Florida Supreme Court's 2006 decision in Engle in instructing the jury on the preclusive effect of the Phase I Engle proceedings, expressly disagreeing with certain aspects of the B. Brown decision. In July 2011, the Florida Supreme Court declined to review the First District Court of Appeal's decision. This matter may be subject to review by the United States Supreme Court. This decision could lead to other adverse rulings by state appellate courts.
In the Waggoner case, the United States District Court for the Middle District of Florida directed the parties to brief the applicability of the Engle findings to all Middle District cases. Liggett and the Company are not defendants in Waggoner, but nonetheless, were directed to submit motions on the issues. In December 2011, the district court ruled that it was bound by Martin and Jimmie Lee Brown (discussed below) and that the application of the Phase I findings did not deprive defendants of any constitutional due process rights. The court ruled, however, that plaintiffs must establish legal causation to establish liability. With respect to punitive damages, the district court held that the plaintiffs could rely on the findings in support of their punitive damages claims but that, in addition, plaintiffs must demonstrate specific conduct by specific defendants, independent of the Engle findings, that satisfies the standards for awards of punitive damages. The Waggoner ruling will apply to all of the cases pending in the Middle District of Florida.  The defendants are seeking review of the due process ruling by the United States Court of Appeals for the Eleventh Circuit. The Waggoner court declined to reach certain issues raised by Liggett and the Company and directed that their motion be re-filed in a case in which they are named as defendants.  As a result, certain issues specific to Liggett are now pending before the court in the Young-McCray case.
In Jimmie Lee Brown, a state court case against R.J. Reynolds, the trial court tried the case in two phases. In the first phase, the jury determined that the smoker was addicted to cigarettes that contained nicotine and that his addiction was a legal cause of his death, thereby establishing he was an Engle class member. In the second phase, the jury determined whether the plaintiff established legal cause and damages with regard to each of the underlying claims.   The jury found in favor of plaintiff in both phases.  In September 2011, the Fourth District Court of Appeal affirmed the judgment entered in plaintiff's favor and approved

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the trial court's procedure of bifurcating the trial.  The Fourth District Court of Appeal agreed with Martin that individual post-Engle plaintiffs need not prove conduct elements as part of their burden of proof, but disagreed with Martin to the extent that the First District Court of Appeal only required a finding that the smoker was a class member to establish legal causation as to addiction and the underlying claims.  The Fourth District Court of Appeal held that in addition to establishing class membership, Engle progeny plaintiffs must also establish legal causation and damages as to each claim asserted.  In so finding, the Fourth District Court of Appeal's decision in Jimmie Lee Brown is in conflict with Martin.  In dicta, the Fourth District Court of Appeal further voiced concern that the preclusive effect of the Engle findings violates the tobacco company defendants' due process rights and, in the special concurring opinion, the court emphasized that until the Florida Supreme Court gives trial courts guidance as to what it intended by its Engle decision, trial courts will continue to play “a form of  legal poker.”   In September 2011, R.J. Reynolds filed a motion asking the Fourth District Court of Appeal to certify the case to the Florida Supreme Court for review. The motion was denied in October 2011.
In the Rey case, a state court Engle progeny case, the trial court entered final summary judgment on all claims in favor of the Company, Liggett and Lorillard (the "Moving Defendants”) based on what has been referred to in the progeny litigation as the "Liggett Rule."  The Liggett Rule stands for the proposition that a manufacturer cannot have liability to a smoker under any asserted claim if the smoker did not use a product manufactured by that particular defendant.  The Liggett Rule is based on the entry of final judgment in favor of Liggett/Brooke Group in Engle on all of the claims asserted against them by class representatives Mary Farnan and Angie Della Vecchia, even though the Florida Supreme Court upheld, as res judicata, the generic finding that Liggett/Brooke Group engaged in a conspiracy to commit fraud by concealment. In September 2011, the Third District Court of Appeal affirmed in part and reversed in part holding that the Moving Defendants were entitled to summary judgment on all claims asserted against them other than the claim for civil conspiracy.  The Moving Defendants' motions for rehearing were denied with regard to the Liggett Rule issues.  Moving Defendants are seeking further review by the Florida Supreme Court. Oral argument occurred on February 7, 2012 in the Fifth District Court of Appeal in other progeny cases in which summary judgment was granted in favor of non-use defendants.
Other Class Actions. In Smith v. Philip Morris, a Kansas state court case filed in February 2000, plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs seek to recover an unspecified amount in actual and punitive damages. Class certification was granted in November 2001. In November 2010, defendants filed a motion for summary judgment. In addition to joining that summary judgment motion, Liggett filed its own summary judgment motion in June 2011. Oral argument occurred on January 18, 2012. Trial is scheduled for July 16, 2012.
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
In February 1998, in Parsons v. AC & S Inc., a case pending in West Virginia, the class was commenced on behalf of all West Virginia residents who allegedly have personal injury claims arising from exposure to cigarette smoke and asbestos fibers. The complaint seeks to recover unspecified damages. The case is stayed as a result of the December 2000 bankruptcy of three of the defendants.
In June 1998, in Cleary v. Philip Morris, a putative class action was brought in Illinois state court on behalf of persons who were allegedly injured by: (i) defendants' purported conspiracy to conceal material facts regarding the addictive nature of nicotine; (ii) defendants' alleged acts of targeting their advertising and marketing to minors; and (iii) defendants' claimed breach of the public's right to defendants' compliance with laws prohibiting the distribution of cigarettes to minors. Plaintiffs sought disgorgement of all profits unjustly received through defendants' sale of cigarettes to plaintiffs and the class. In March 2009, plaintiffs filed a third amended complaint adding, among other things, allegations regarding defendants' sale of “lights” cigarettes. The case was then removed to federal court on the basis of this new claim. In November 2009, plaintiffs filed a revised motion for class certification as to the three proposed classes, which motion was denied by the court. In February 2010, the court granted summary judgment

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in favor of defendants as to all claims, other than a “lights” claim involving another cigarette manufacturer. The court granted leave to the plaintiffs to reinstate the motion as to the addiction claims. Plaintiffs filed a Fourth Amended Complaint in an attempt to resurrect their addiction claims. In June 2010, the court granted defendants' motion to dismiss the Fourth Amended Complaint and in July 2010, the court denied plaintiffs' motion for reconsideration. In August 2011, the United States Court of Appeals for the Seventh Circuit affirmed the district court's decision. Plaintiff's petition for rehearing was denied by the Seventh Circuit in November 2011.
In April 2001, in Brown v. Philip Morris USA, a California state court granted in part plaintiffs' motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants' cigarettes “during the applicable time period” and who were exposed to defendants' marketing and advertising activities in California. In March 2005, the court granted defendants' motion to decertify the class based on a recent change in California law. In June 2009, the California Supreme Court reversed and remanded the case to the trial court for further proceedings regarding whether the class representatives have, or can, demonstrate standing. In August 2009, the California Supreme Court denied defendants' rehearing petition and issued its mandate. In September 2009, plaintiffs sought reconsideration of the court's September 2004 order finding that plaintiffs' allegations regarding “lights” cigarettes are preempted by federal law, in light of the United States Supreme Court decision in Good. In March 2010, the trial court granted reconsideration of its September 2004 order granting partial summary judgment to defendants with respect to plaintiffs' “lights” claims on the basis of judicial decisions issued since its order was issued, including Good, thereby reinstating plaintiffs' “lights” claims. Since the trial court's prior ruling decertifying the class was reversed on appeal by the California Supreme Court, the parties and the court are treating all claims currently being asserted by the plaintiffs as certified, subject, however, to defendants' challenge to the class representatives' standing to assert their claims. In December 2010, defendants filed a motion for a determination that the class representatives set forth in plaintiffs' tenth amended complaint lacked standing to pursue the claims. The motion was granted by the court. Plaintiffs moved to file an amended complaint adding new class representatives, which motion was granted by the court and in July 2011, plaintiffs filed their eleventh amended complaint adding new putative class representatives. Defendants filed their response in November 2011. Oral argument occurred on January 24, 2012 to consider the defendants' challenge to the new class representatives. Trial is scheduled for October 5, 2012.
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action, which commenced in June 2010 and ended in a mistrial. The rescheduled trial commenced in October 2011 and on November 8, 2011, a mistrial was declared. If the case were to proceed against Liggett, it is estimated that Liggett could be a defendant in approximately 100 of the individual cases.
In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers. Adverse decisions in these cases could have a material adverse affect on Liggett’s sales volume, operating income and cash flows.
Health Care Cost Recovery Actions
As of December 31, 2011, there was one Health Care Cost Recovery Action pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. This case is inactive. Other cigarette manufacturers are also named as defendants. The claims asserted in health care cost recovery actions vary. Although, typically, no specific damage amounts are pled, it is possible that requested damages might be in the billions of dollars. In these cases, plaintiffs typically assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Relief sought by some, but not all, plaintiffs include punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees.
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
In August 2006, the trial court entered a Final Judgment against each of the cigarette manufacturing defendants, except

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court's decision. In February 2010, the government and all defendants, other than Liggett, filed petitions for writ of certiorari to the United States Supreme Court. In June 2010, the United States Supreme Court, without comment, denied review. As a result, the cigarette manufacturing defendants, other than Liggett, are now subject to the trial court's Final Judgment which ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States' public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights,” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “light” cigarettes, defendants' manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure of defendants' public document websites and the production of all documents produced to the government or produced in any future court or administrative action concerning smoking and health; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedules as defendants now follow in disclosing such data to the Federal Trade Commission for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette business within the United States; and (ix) payment of the government's costs in bringing the action. Two issues remain pending before the district court: (i) the substance of the court-ordered corrective statements and (ii) the requirements related to point-of-sale signage. Other matters are currently on appeal.
It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise results in restrictions that adversely affect the industry, Liggett's sales volume, operating income and cash flows could be materially adversely affected.
Upcoming Trials
As of December 31, 2011, there were 52 Engle progeny cases scheduled for trial through December 31, 2012. The Company and/or Liggett and other cigarette manufacturers are currently named as defendants in each of these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. In addition, in Smith v. Philip Morris, trial is scheduled for July 16, 2012 and in Brown v. Philip Morris USA, trial has been scheduled for October 5, 2012. No other cases are currently scheduled for trial in 2012. Trial dates are, however, subject to change.
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
As a result of the MSA, the Settling States released Liggett from:
•all claims of the Settling States and their respective political subdivisions and other recipients of state health care funds, relating to: (i) past conduct arising out of the use, sale, distribution, manufacture, development, advertising and marketing of tobacco products; (ii) the health effects of, the exposure to, or research, statements or warnings about, tobacco products; and

•
all monetary claims of the Settling States and their respective subdivisions and other recipients of state health care funds relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.

The MSA restricts tobacco product advertising and marketing within the Settling States and otherwise restricts the activities

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. For years ended December 31, 2011, 2010 and 2009, Liggett and Vector Tobacco’s domestic shipments accounted for approximately 3.8%, 3.5% and 2.7% , respectively, of the total cigarettes sold in the United States. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 31, 2011, Liggett and Vector Tobacco paid $101,500 of their estimated $152,700 2011 MSA payment obligation.
Certain MSA Disputes
NPM Adjustment.  In March 2006, an economic consulting firm selected pursuant to the MSA determined that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers, to non-participating manufacturers, for 2003. This is known as the “NPM Adjustment.” The economic consulting firm subsequently rendered the same decision with respect to 2004 and 2005. In March 2009, a different economic consulting firm made the same determination for 2006. As a result, the manufacturers are entitled to potential NPM Adjustments to each of their 2003 - 2006 MSA payments. The Participating Manufacturers are also entitled to potential NPM Adjustments to their 2007 - 2012 payments pursuant to agreements entered into between the OPMs and the Settling States under which the OPMs agreed to make certain payments for the benefit of the Settling States, in exchange for which the Settling States stipulated that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers for each of those years. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that Settling State.
For 2003 – 2011, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco withheld payment associated with these NPM Adjustment amounts. For 2003, Liggett and Vector Tobacco paid the NPM adjustment amount of $9,345 to the Settling States although both companies continue to dispute this amount is owed. The total amount withheld (or paid into a disputed payment account) by Liggett and Vector Tobacco for 2004 – 2011 was $46,938. At December 31, 2011, included in “Other assets” on the Company’s consolidated balance sheet was a non-current receivable of $6,542 relating to the $9,345 payment.
The following amounts have not been expensed by the Company as they relate to Liggett and Vector Tobacco’s NPM Adjustment claims: $6,542 for 2003, $3,789 for 2004 and $800 for 2005. Liggett and Vector Tobacco have expensed all disputed amounts related to the NPM Adjustment since 2005.
Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation was filed in 49 Settling States involving the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. All but one of the 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable. All 47 of those decisions are final. One court, the Montana Supreme Court, ruled that Montana’s claim of diligent enforcement must be litigated. The United States Supreme Court denied certiorari with respect to that opinion. In response to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. In June 2010, the three person arbitration panel was selected and procedural hearings, discovery and briefing on legal issues of general application have commenced. Discovery has concluded and substantive hearings are currently scheduled to commence in the second quarter of 2012. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any 2003 NPM adjustment awarded in the arbitration. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.
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
•such a change is not authorized without the consent of affected parties to the MSA;

•
the MSA provides for four-year time limitation periods for revisiting calculations and determinations, which precludes recalculating Liggett’s 1997 Market Share (and thus, Liggett’s market share exemption); and

•Liggett and others have relied upon the calculations based on “gross” unit amounts since 1998.
The change in the method of calculation could result in Liggett owing, at a minimum, approximately $10,200, plus interest, of additional MSA payments for prior years, because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA. The Company estimates that Liggett’s future MSA payments would be at least approximately $2,500 higher if the method of calculation is changed. No amounts have been expensed or accrued in the accompanying consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute. There can be no assurance that Liggett will not be required to make additional payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows. In August 2011, Liggett received notice from several states seeking to initiate arbitration as to this matter. The parties have entered into an agreement regarding procedures for the arbitration and selection of the arbitrators.
Litigation Challenging the MSA. In Grand River Enterprises Six Nations, Ltd. v. King, litigation pending in federal court in New York, plaintiffs sought to enjoin the statutes enacted by New York and other states in connection with the MSA on the grounds that the statutes violate the Commerce Clause of the United States Constitution and federal antitrust laws. In September 2005, the United States Court of Appeals for the Second Circuit held that if all of the allegations of the complaint were assumed to be true, plaintiffs had stated a claim for relief and that the New York federal court had jurisdiction over the other state defendants. On remand, the trial court held that plaintiffs are unlikely to succeed on the merits. After discovery in November 2009, the parties cross-moved for summary judgment. In March 2011, the United States District Court for the Southern District of New York granted defendants' motion for summary judgment. Plaintiff appealed the decision. That appeal has been stayed, pending resolution of a motion to alter or amend judgment. Grand River, at the end of 2011, dismissed the action and the appeal, with prejudice, as to certain state defendants.
In October 2008, Vibo Corporation, Inc., d/b/a General Tobacco (“Vibo”) commenced litigation in the United States District Court for the Western District of Kentucky against each of the Settling States and certain Participating Manufacturers, including Liggett and Vector Tobacco. Vibo sought damages from Participating Manufacturers under antitrust laws, and also brought a number of constitutional challenges to the MSA and its provisions. Vibo alleged, among other things, that the market share exemptions (i.e., grandfathered shares) provided to SPMs that joined the MSA by a certain date, including Liggett and Vector Tobacco, violate federal antitrust and constitutional law. In January 2009, the district court dismissed the complaint. In January 2010, the court entered final judgment in favor of the defendants. Vibo appealed to the United States Court of Appeals for the Sixth Circuit, and the case was argued on October 6, 2011. On February 22, 2012, the Sixth Circuit affirmed the District Court's decision.
Litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has not been successful to date.
Other State Settlements.  The MSA replaced Liggett’s prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liggett. Except as described below, Liggett's agreements with these states remain in full force and effect. These states' settlement agreements with Liggett contained most favored nation provisions which could reduce Liggett's payment obligations based on subsequent settlements or resolutions by those states with certain other tobacco companies. Beginning in 1999, Liggett determined that, based on each of these four states' settlements with United States Tobacco Company, Liggett's payment obligations to those states had been eliminated. With respect to all non-economic obligations under the previous settlements, Liggett believes it is entitled to the most favorable provisions as between the MSA and each state's respective settlement with the other major tobacco companies. Therefore, Liggett's non-economic obligations to all states and territories are now defined by the MSA.
In 2003, as a result of a dispute with Minnesota regarding its settlement agreement, Liggett agreed to pay $100 a year, in any year cigarettes manufactured by Liggett are sold in that state. In 2003 and 2004, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make certain required payments under the respective settlement agreements with these states. In December 2010, Liggett settled with Florida and agreed to pay $1,200 and to make further annual payments of $250 for a period of 21 years, starting in March 2011. The payments in years 12 – 21 will be subject to an inflation adjustment. These payments are in lieu of any other payments allegedly due to Florida under the original settlement agreement. The Company accrued approximately $3,200 for this matter in 2010. In February 2012, Mississippi provided Liggett with a 60-day notice that the state intended to pursue its remedies if Liggett did not cure the alleged defaults. There can be no assurance that Liggett will be able to resolve the matters with Texas and Mississippi or that Liggett will not be required to make additional payments which could adversely affect the Company's consolidated financial position, results of operations or cash flows.
Cautionary Statement.  Management is not able to predict the outcome of the litigation pending or threatened against Liggett or the Company. Litigation is subject to many uncertainties. For example, the jury in the Lukacs case, an Engle progeny case tried in 2002, awarded $24,835 in compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict was affirmed on appeal and Liggett paid $14,361 in June 2010. Through January 31, 2012, Liggett has been found liable in six other Engle progeny cases. These cases are currently on appeal although appellate efforts to date have not been successful. Liggett has also had verdicts entered against it in other individual cases, which verdicts were affirmed on appeal and, thereafter, satisfied by Liggett. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may attempt to settle particular cases if it believes it is in its best interest to do so.
Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation, or could lead to multiple adverse decisions in the Engle progeny cases. Except as discussed in this note, management is unable to estimate the loss or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its consolidated financial statements for unfavorable outcomes.
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
The activity in the company's accruals for tobacco litigation for the three years ended December 31, 2011 were as follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2009	$15,868	$4,800	$20,668	$14,587	$—	$14,587
Expenses	67,158	100	67,258	—	—	—
Change in MSA obligations capitalized as inventory	(2,206)	—	(2,206)	—	—	—
Payments	(54,299)	(2,400)	(56,699)	—	—	—
Reclassification to non-current liabilities	(7,718)	—	(7,718)	7,718	—	7,718
Accrual reversals	—	(2,500)	(2,500)	—	—	—
Balance at December 31, 2009	18,803	—	18,803	22,305	—	22,305
Expenses	135,684	19,882	155,566	—	—	—
Change in MSA obligations capitalized as inventory	2,736	—	2,736	—	—	—
Payments	(105,435)	(15,699)	(121,134)	—	—	—
Reclassification to non-current liabilities	(7,900)	—	(7,900)	7,900	—	7,900
Balance at December 31, 2010	43,888	4,183	48,071	30,205	—	30,205
Expenses	155,707	885	156,592	—	—	—
Change in MSA obligations capitalized as inventory	(2,495)	—	(2,495)	—	—	—
Payments	(128,258)	(1,917)	(130,175)	—	—	—
Reclassification to non-current liabilities	(17,668)	(1,600)	(19,268)	17,667	1,600	19,267
Interest on withholding	—	—	—	1,466	—	1,466
Balance at December 31, 2011	$51,174	$1,551	$52,725	$49,338	$1,600	$50,938

Other Matters:
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
In February 2004, Liggett Vector Brands entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2016. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2011.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2011	2010	2009
I. Cash paid during the period for:
Interest	$83,677	$67,918	$52,487
Income taxes	—	41,523	94,449
II. Non-cash investing and financing activities:
Issuance of stock dividend	378	357	333
Debt issued in debt exchange	—	—	119,305
Debt retired in debt exchange	—	—	(111,501)
Debt retired in debt conversion	10,993	—	—

14.	RELATED PARTY TRANSACTIONS
In September 2006, the Company entered into an agreement with Ladenburg Thalmann Financial Services Inc. (“LTS”) pursuant to which the Company agreed to make available to LTS the services of the Company’s Executive Vice President to serve as the President and Chief Executive Officer of LTS and to provide certain other financial, accounting and tax services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. LTS paid the Company $600 for 2011, 2010 and 2009, respectively, under the agreement and will pay the Company at a rate of $750 per year in 2012. These amounts are recorded as a reduction to the Company’s operating, selling, administrative and general expenses. LTS paid compensation of $500, $200 and $0 for 2011, 2010 and 2009, respectively, to each of the President of the Company, who serves as Vice Chairman of LTS, and to the Executive Vice President of the Company, who serves as President and CEO of LTS. (See Note 16.)
On November 4, 2011, Vector was part of a consortium, which included Dr. Phillip Frost, who is a beneficial owner of approximately 18.5% of the Company’s common stock and the Company’s Executive Vice President, that entered into a loan agreement with LTS. Vector's portion of the loan was $15,000. Interest on the loan is payable quarterly at 11% per annum and commenced on December 31, 2011. The Company recorded interest income of $261 for the year ended December 31, 2011. Interest is payable in cash, provided that (i) from December 31, 2011 until November 4, 2013, LTS may elect to satisfy interest obligations by adding such amount to the outstanding principal balance of the note, in an amount of up to approximately 36% of accrued and unpaid interest on each payment date during such period, and (ii) after November 4, 2013 until maturity, LTS may also pay interest-in-kind with the consent of certain lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. Ten percent (10%) of the principal amount of the note, together with accrued and unpaid interest thereon, is due on each of December 31, 2014 and December 31, 2015, and the balance of the November 2011 Loan, together with accrued and unpaid interest thereon, is due on November 4, 2016.
In addition, LTS paid a one-time funding fee to the consortium of lenders and issued warrants (“LTS Warrants”) to purchase shares of LTS common stock. Vector received $75 as its portion of the funding fee and 1,000,000 of the LTS Warrants. The LTS Warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of the LTS common stock on November 4, 2011. The LTS Warrants may be exercised in cash, by net exercise or pursuant to the Company's surrender of all or a portion of the principal amount of its note. The LTS Warrants have been included in "Other assets" on the balance sheet in the amount of $1,890 as of December 31, 2011.
The Company’s President, a firm he serves as a consultant to, and affiliates of that firm received ordinary and customary insurance commissions aggregating approximately $205, $431 and $329 in 2011, 2010 and 2009, respectively, on various insurance policies issued for the Company and its subsidiaries and equity investees.
In October 2008, the Company acquired for $4,000 an approximate 11% interest in Castle Brands Inc. ("Castle") (NYSE Amex: ROX), a publicly traded developer and importer of premium branded spirits. The Company’s Executive Vice President is serving as the President and Chief Executive Officer. In October 2008, the Company entered into an agreement with Castle where the Company agreed to make available the services of its Executive Vice President as well as other financial, accounting and tax services. The Company recognized management fees of $100 in 2011, 2010 and 2009, respectively, under the agreement. Castle will pay the Company at a rate of $100 per year in 2012.
In December 2009, Vector was part of a consortium, which included Dr. Phillip Frost and the Company’s Executive Vice President, that agreed to provide a line of credit to Castle. The three-year line was for a maximum amount of $2,500, bore interest at a rate of 11% per annum on amounts borrowed, paid a 1% annual commitment fee and was collateralized by Castle’s receivables

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and inventory. The Company’s commitment under the line was $900; all of which was outstanding under the credit line as of December 31, 2010. The amount was repaid with interest on October 14, 2011. In December 2010, the Company participated in a consortium, which included Dr. Frost and Mr. Lampen, that lent Castle $1,000. The Company lent $200 of this amount and received a note bearing interest at 11% per annum. On October 14, 2011, $217 of principal and outstanding interest associated with this note was exchanged for shares of Castle's convertible preferred stock. As part of the debt exchange, Castle also issued 357,796 warrants (the "Castle Warrants"). The Castle Warrants entitle Vector to purchase 357,796 shares of Castle common stock. The Castle Warrants are exercisable at any time prior to their expiration on October 14, 2016 at $0.38 per share. The Company recorded the Castle convertible preferred stock in the amount of $156 in "Other assets" and the Castle Warrants in the amount of $72 in "Other assets" as of December 31, 2011.
In addition to its investment in Castle, the Company has made investments in entities where Dr. Frost has a relationship. These include the following: (i) three investments in 2006, 2008 and 2009 totaling approximately $11,000 in OPKO Inc. (NYSE Amex: OPK) and its predecessor eXegenics Inc.; (ii) a $500 investment in 2008 in Cardo Medical Inc.; and (iii) a $250 investment in 2008 in Cocrystal Discovery Inc. Dr. Frost is a director, executive officer and/or more than 10% shareholder in these entities as well as LTS. Additional investments in entities where Dr. Frost has a relationship may be made in the future.
On May 11, 2009, the Company issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. The purchaser of the 6.75% Note is an entity affiliated with Dr. Frost.
The Company was an investor in investment partnerships affiliated with a former stockholder of the Company. (See Note 6.)

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value Measurements as of December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$194,259	$194,259	$—	$—
Certificates of deposit	2,206	—	2,206	—
Bonds	4,573	4,573	—	—
Marketable securities	76,486	70,884	5,602	—
Warrants (1)	1,962	—	—	1,962
Total	$279,486	$269,716	$7,808	$1,962
Liabilities:
Fair value of derivatives embedded within convertible debt	$133,500	$—	$—	$133,500

_____________________________

(1)
Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $1,890 as of December 31, 2011 and are included in "Other assets". The company recognized income of $690 for the year ended December 31, 2011 related to the change in fair value from receipt. (See Note 14.)

	Fair Value Measurements as of December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$267,333	$267,333	$—	$—
Certificates of deposit	2,773	—	2,773	—
Bonds	5,300	5,300	—	—
Marketable securities	78,754	74,640	4,114	—
Total	$354,160	$347,273	$6,887	$—
Liabilities:
Fair value of derivatives embedded within convertible debt	$141,492	$—	$—	$141,492

The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The Level 2 investment securities available for sale were not registered and therefore do not have direct market quotes or have certain restrictions.
The fair value of derivatives embedded within convertible debt were derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt as of December 31, 2011, 2010 and 2009 are disclosed. (See Note 7.)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the warrants were derived using the Black-Scholes model and have been classified as Level 3. The assumptions used under the Black-Scholes model in computing the fair value of the warrants are based on contractual term of the warrants, volatility of the underlying stock based on the historical quoted prices of the underlying stock, assumed future dividend payments and a risk-free rate of return.
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges.
The Company’s nonrecurring nonfinancial assets subject to fair value measurements are as follows:

		Fair Value Measurements Using:
Description	Year Ended December 31, 2009 Impairment Charge	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in real estate	$5,000	$12,204	$—	$—	$12,204
Investment in non-consolidated real estate businesses	3,500	1,248	—	—	1,248
Total	$8,500	$13,452	$—	$—	$13,452

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
Investments in consolidated and non-consolidated real estate businesses.  New Valley LLC ("New Valley") owns a 50% interest in Douglas Elliman Realty, LLC which operates a residential brokerage company in the New York City metropolitan area. New Valley also holds an investment in a 450-acre approved master planned community in Palm Springs, California ("Escena"). New Valley also hold investment interests in various real estate projects in Manhattan, New York, southern California and Milan, Italy through both debt and equity investments. (See Note 1(k).)
The components of “Investments in non-consolidated real estate businesses” were as follows:

	December 31, 2011	December 31, 2010
Douglas Elliman Realty LLC	$53,970	$46,421
New Valley Oaktree Chelsea Eleven LLC	6,320	10,958
Fifty Third-Five Building LLC	18,000	18,000
Sesto Holdings S.r.l.	5,037	5,037
1107 Broadway	5,489	—
Lofts 21 LLC	900	—
Hotel Taiwana	2,658	—
NV SOCAL LLC	25,095	—
HFZ East 68th Street	7,000	—
Investments in non-consolidated real estate businesses	$124,469	$80,416

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Residential Brokerage Business.  New Valley accounts for its 50% interest in Douglas Elliman Realty LLC under the equity method of accounting. New Valley recorded income of $16,571, $22,303 and $11,429 for the years ended December 31, 2011, 2010 and 2009, respectively, associated with Douglas Elliman Realty. Summarized financial information as of December 31, 2011 and 2010 and for the three years ended December 31, 2011 for Douglas Elliman Realty is presented below. New Valley’s equity income from Douglas Elliman Realty includes $0, $158 and $966, respectively, of interest income earned by New Valley on a subordinated loan to Douglas Elliman Realty, as well as increases to income resulting from amortization of negative goodwill which resulted from purchase accounting of $158, $182 and $145 and management fees of $2,300, $1,300 and $1,100 earned from Douglas Elliman for the years ended December 31, 2011, 2010 and 2009, respectively. New Valley received cash distributions from Douglas Elliman Realty LLC of $9,022, $11,968 and $8,517 for the years ended December 31, 2011, 2010 and 2009, respectively.

	December 31, 2011	December 31, 2010
Cash	$57,450	$45,032
Other current assets	3,293	5,989
Property, plant and equipment, net	14,595	15,556
Trademarks	21,663	21,663
Goodwill	38,742	38,424
Other intangible assets, net	827	1,337
Other non-current assets	3,096	3,416
Notes payable — current	602	1,067
Other current liabilities	18,734	21,765
Notes payable — long term	1,104	1,129
Other long-term liabilities	9,490	10,500
Members’ equity	109,736	96,956

	Year Ended December 31,
	2011	2010	2009
Revenues	$346,309	$348,136	$283,851
Costs and expenses	315,318	303,358	259,867
Depreciation expense	3,439	3,682	4,448
Amortization expense	253	329	255
Other income	2,007	2,440	2,090
Interest expense, net	136	552	2,413
Income tax expense	946	1,329	223
Net income	$28,224	$41,326	$18,735

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Valley Oaktree Chelsea Eleven, LLC.  In September 2008, a subsidiary of New Valley, New Valley Chelsea LLC, purchased for $12,000 a 40% interest in New Valley Oaktree Chelsea Eleven, LLC, which lent $29,000 and contributed $1,000 for 29% of the capital in Chelsea Eleven LLC (“Chelsea”). Chelsea is developing a condominium project in Manhattan, New York, which consists of 54 luxury residential units and one commercial unit. New Valley Chelsea is operating as an investment vehicle for the Chelsea real estate development project. As of February 15, 2012, sales of 52 of 54 units have closed.
Chelsea Eleven LLC retired its construction loan during the second quarter of 2010 from the proceeds of the sales of units. In addition, on July 1, 2010, Chelsea Eleven LLC borrowed $47,100 which was used to retire Chelsea Eleven LLC’s then outstanding mezzanine debt (approximately $37,200) and for other working capital purposes. The loan was repaid in 2011.
The loan from New Valley Oaktree is subordinate to the new loan. The New Valley Oaktree loan bears interest at 60.25% per annum, compounded monthly, with $3,750 being held in an interest reserve, from which $1,500 was paid to New Valley.
As of December 31, 2011, Chelsea Eleven LLC had approximately $17,628 of total assets and $1,345 of total liabilities, excluding amounts owed to New Valley Oaktree Chelsea Eleven LLC.
New Valley Chelsea is a variable interest entity; however, the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its investment in Chelsea is $6,320. This investment is being accounted for under the equity method.
The Company has received net distributions of $7,638 and $1,042 from New Valley Oaktree Chelsea Eleven LLC for the years ended December 31, 2011 and 2010, respectively. New Valley accounts for its 40% interest in New Valley Oaktree Chelsea Eleven, LLC under the equity method of accounting. New Valley recorded equity income of $3,000, $900 and $1,500 for the years ended December 31, 2011, 2010 and 2009, respectively, related to New Valley Chelsea.
Fifty Third-Five Building LLC.  In September 2010, New Valley, through its NV 955 LLC subsidiary, contributed $2,500 to a joint venture, Fifty Third-Five Building LLC (“JV”), of which it owns 50%. The JV was formed for the purposes of acquiring a defaulted real estate loan, collateralized by real estate located in New York City. In October 2010, New Valley LLC contributed an additional $15,500 to the JV and the JV acquired the defaulted loan for approximately $35,500. The previous lender had commenced proceedings seeking to foreclose its mortgage. Upon acquisition of the loan, the JV succeeded to the rights of the previous lender in the litigation.  In April 2011, the court granted the JV's motion for summary judgment, dismissing certain substantive defenses raised by the borrower and the other named parties. Thereafter, the borrower challenged the validity of the assignment from the previous lender to the JV. In February 2012, the court affirmed the validity of the assignment and its decision to grant summary judgment.
The JV is a variable interest entity; however, New Valley is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its investment in the JV is $18,000. This investment is being accounted for under the equity method of accounting.
Sesto Holdings S.r.l.  In October 2010, New Valley, through its NV Milan LLC subsidiary, acquired a 7.2% interest in Sesto Holdings S.r.l. for $5,000. Sesto holds a 42% interest in an entity that has purchased a land plot of approximately 322 acres in Milan, Italy. Sesto intends to develop the land plot as a multi-parcel, multi-building mixed use urban regeneration project. Sesto is a variable interest entity; however, New Valley is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its investment in Sesto is $5,037. New Valley accounts for Sesto under the equity method of accounting.
Lofts 21 LLC.  In February 2011, New Valley invested $900 for an approximate 12% interest in Lofts 21 LLC.  Lofts 21 LLC acquired an existing property in Manhattan, NY, which is scheduled to be developed into condominiums.  New Valley accounts for Lofts 21 LLC under the equity method of accounting. Lofts 21 LLC is a variable interest entity; however, New Valley is not the primary beneficiary. The Company's maximum exposure to loss as a result of this investment is $900.
1107 Broadway.  During 2011, New Valley invested $5,489 for an approximate indirect 5% interest in MS/WG 1107 Broadway Holdings LLC. In September 2011, MS/WG 1107 Broadway Holdings LLC acquired the 1107 Broadway property in Manhattan, NY. The joint venture plans to develop the property, which was formerly part of the International Toy Center, into luxury residential condominiums with ground floor retail space.  New Valley's maximum exposure on its investment in MS/WG 1107 Broadway Holdings LLC is $5,489 at December 31, 2011. MS/WG 1107 Broadway Holdings LLC is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for MS/WG 1107 Broadway Holdings LLC under the equity method of accounting.
Hotel Taiwana. In October 2011, New Valley invested $2,658 for an approximate 17.39% interest in Hill Street Partners LLP ("Hill"). Hill purchased a 37% interest in Hill Street SEP ("Hotel Taiwana") which owns a hotel located in St. Barts, French West Indies. The hotel consists of 30 suites, 6 pools, a restaurant, lounge and gym. The purpose of the investment is to renovate and the sell the hotel in its entirety or as hotel-condos. The investment is a variable interest entity; however, New Valley is not

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the primary beneficiary. The Company’s maximum exposure to loss as a result of its investment in Hotel Taiwana is $2,658. New Valley accounts for this investment under the equity method of accounting.
NV SOCAL LLC. On October 28, 2011, a newly-formed joint venture, between affiliates of New Valley and Winthrop Realty Trust, entered into an agreement with Wells Fargo Bank to acquire a $117,900 C-Note (the “C-Note”) for a purchase price of $96,700.  The C-Note is the most junior tranche of a $796,000 first mortgage loan originated in July 2007 which is collateralized by a 31 property portfolio of office properties situated throughout southern California, consisting of approximately 4.5 million square feet.  The C-Note bears interest at a rate per annum of LIBOR plus 310 basis points, requires payments of interest only prior to maturity and matures on August 9, 2012.  On November 3, 2011, New Valley invested $25,000 for an approximate 26% interest in the joint venture. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its investment in NV SOCAL LLC is $25,095. New Valley accounts for this investment under the equity method of accounting. New Valley recorded equity income of $95 for the year ended December 31, 2011.
HFZ East 68th Street. In December 2011, New Valley invested $7,000 for an approximate 18% interest in a condominium conversion project. The building is a 12-story, 105,000 square foot residential rental building located on 68th Street between Fifth Avenue and Madison Avenue in Manhattan, NY. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its investment in HFZ East 68th Street is $7,000. New Valley accounts for this investment under the equity method of accounting.
St.  Regis Hotel, Washington, D.C.  In December 2009, the Company received $2,084 in connection with the sale of the tax credits associated with its former interest in the St. Regis Hotel in Washington D.C., which was recorded as equity income for the year ended December 31, 2009. In 2011, the Company received $300 in distributions related to its former interest in the St. Regis Hotel. The Company recorded $300 income for the year ended December 31, 2011, related to its interest in the St. Regis Hotel. The Company does not anticipate receiving any additional payments related to the sale of the tax credits related to its former interest in St. Regis Hotel.

Consolidated real estate investments:
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
In August 2010, the Company acquired the mortgage loans from Wachovia Bank, N.A. on the two remaining townhomes for approximately $13,500. In accordance with the accounting guidance as to variable interest entities, the Company reassessed the primary beneficiary status of the Aberdeen variable interest entity (“VIE”) and determined that, in August 2010, the Company became the primary beneficiary of this VIE because the Company obtained the power to direct activities which significantly impact the economic performance of the VIE; and since owned the mortgages, the Company would absorb losses and returns of the VIE.
New Valley LLC is the primary beneficiary of the VIE, and as a result, the consolidated financial statements of the Company include the account balances of Aberdeen Townhomes LLC as of December 31, 2011 and 2010, respectively.
The $16,275 investment in townhomes as of December 31, 2010 was based on September 2010 third-party appraisals, net of estimated selling expenses. The Company recognized a gain of $760 primarily resulting from the acquisition of mortgage loans and operating income of $352 for the year ended December 31, 2010. These amounts were reflected as a reduction of operating, selling, administrative and general expenses.
In February 2011 and June 2011, Aberdeen sold its two remaining townhomes for approximately $11,635 and $7,994, respectively, and recorded a gain on sale of townhomes of $3,843 for the year ended December 31, 2011.
Escena.  In March 2008, a subsidiary of New Valley purchased a loan collateralized by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena.” The loan, which was in foreclosure, was

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The assets have been classified as an “Investment in Escena, net” on the Company’s consolidated balance sheet and the components are as follows:

	December 31, 2011	December 31, 2010
Land and land improvements	$11,245	$11,112
Building and building improvements	1,525	1,471
Other	1,208	1,144
	13,978	13,727
Less accumulated depreciation	(698)	(373)
	$13,280	$13,354

The Company recorded an operating loss of $503, $631 and $886 for the years ended December 31, 2011, 2010 and 2009, respectively, from Escena.
Real Estate Market Conditions.  Because of the risks and uncertainties of the real estate markets, the Company will continue to perform additional assessments to determine the impact of the markets, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	SEGMENT INFORMATION
The Company’s significant business segments for the three years ended December 31, 2011 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes the Company’s investment in Escena, Aberdeen and investments in non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s operations before taxes and minority interests for the years ended December 31, 2011, 2010 and 2009 follows:

	Tobacco		Real Estate		Corporate and Other	Total
2011
Revenues	$1,133,380		$—		$—	$1,133,380
Operating income (loss)	164,581		(1,929)		(19,331)	143,321
Equity income from non-consolidated real estate businesses	—		19,966		—	19,966
Identifiable assets	440,564		138,096	(2)	349,108	927,768
Depreciation and amortization	9,118		326		1,163	10,607
Capital expenditures	10,725		252		861	11,838
2010
Revenues	$1,063,289		$—		$—	$1,063,289
Operating income (loss)	130,157	(1)	(631)		(18,213)	111,313
Equity income from non-consolidated real estate businesses	—		23,963		—	23,963
Identifiable assets	434,842		110,352	(2)	404,401	949,595
Depreciation and amortization	8,179		298		2,313	10,790
Capital expenditures	23,073		226		92	23,391
2009
Revenues	$801,494		$—		$—	$801,494
Operating income (loss)	160,915	(3)	(886)		(16,862)	143,167
Equity income from non-consolidated real estate businesses	—		15,213		—	15,213
Identifiable assets	297,587		61,770	(2)	376,185	735,542
Depreciation and amortization	8,078		74		2,246	10,398
Capital expenditures	2,734		1,114		—	3,848
_____________________________

(1)	Operating income includes litigation judgment expense of $16,161 and a $3,000 settlement charge.

(2)	Includes investments accounted for under the equity method of accounting of $140,968, $86,333 and $48,318 as of December 31, 2011, 2010 and 2009, respectively.

(3)	Operating income includes a gain of $5,000 on the Philip Morris brand transaction completed February 2009 and restructuring costs of $900.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Unaudited quarterly data for the years ended December 31, 2011 and 2010 are as follows:

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenues	$292,827	$288,995	$291,180	$260,378
Gross Profit	64,057	61,132	60,107	55,201
Operating income	36,023	37,855	37,967	31,476
Net income applicable to common shares	$7,797	$17,549	$30,301	$19,373
Per basic common share(1):
Net income applicable to common shares	$0.10	$0.22	$0.38	$0.24
Per diluted common share(1):
Net income applicable to common shares	$0.10	$0.21	$0.34	$0.24
_____________________________

(1)
Per share computations include the impact of a 5% stock dividend paid on September 29, 2011. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

	December 31, 2010(1)	September 30, 2010(2)	June 30, 2010(3)	March 31, 2010
Revenues	$277,618	$295,124	$268,460	$222,087
Gross Profit	52,577	55,964	57,466	52,176
Operating income	29,342	29,876	21,077	31,018
Net income (loss) applicable to common shares	$12,016	$10,907	$19,223	$11,938
Per basic common share(4):
Net income applicable to common shares	$0.15	$0.14	$0.24	$0.15
Per diluted common share(4):
Net income applicable to common shares	$0.15	$0.14	$0.18	$0.13
_____________________________

(1)	Fourth quarter 2010 net income applicable to common shares includes litigation judgment expense of $1,800.

(2)	Third quarter 2010 net income applicable to common shares includes $3,000 settlement charge.

(3)	Second quarter 2010 net income applicable to common shares includes litigation judgment expense of $14,361.

(4)
Per share computations include the impact of a 5% stock dividend paid on September 29, 2010. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

19.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to Securities and Exchange Commission ("SEC") Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Affiliates Whose Securities Collateralize an Issue Registered or Being Registered”. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company. The guarantees are subject to certain automatic release provisions. Relief from the financial statement requirements under Rule 3-10 is being provided because the Company's guarantee release provisions are considered customary pursuant to Section 2510.5 of the SEC Division of Corporation Finance Financial Reporting Manual. Such release provisions are as follows:

•	the sale or other disposition of all or substantially all of the assets or all of the capital stock of any subsidiary guarantor; and

•	the satisfaction of the requirements for legal defeasance or the satisfaction and discharge of the indenture.

The Company's investments in its consolidated subsidiaries are presented under the equity method of accounting.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has outstanding $415,000 principal amount of its 11% Senior Secured Notes due 2015 that are guaranteed subject to certain customary automatic release provisions described above on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of its cigarette businesses. (See Note 7.) The notes are not guaranteed by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley LLC. Presented herein are Condensed Consolidating Balance Sheets as of December 31, 2011 and 2010 and the related Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2011, 2010 and 2009 of Vector Group Ltd. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors). The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors would provide any additional information that would be material to investors making an investment decision.
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
Certain revisions have been made to the Company's Condensed Consolidating Balance Sheet as of December 31, 2010 to conform to the 2011 presentation. The revisions decreased parent "Investment in consolidated subsidiaries" by $74,669, "Investment securities available for sale" by $29,753, "Other current assets" by $923, the asset “Deferred income taxes” by $4,206, the current liability, "Deferred income taxes," by $6,305, and the liability "Deferred income taxes" by $103,246. The revisions increased subsidiary guarantors' "Investment securities available for sale" by $29,753, "Other current assets" by $923 and the current liability, "Deferred Income taxes," by $6,305. The revisions decrease subsidiary guarantors' asset "Deferred income taxes" by $99,040 and "Stockholders' equity (deficiency)" by $74,669. The consolidating adjustments of $103,246 for each of the asset "Deferred income taxes" and the liability "Deferred income taxes" have been eliminated.
Certain revisions have been made to the Company's Condensed Consolidating Statement of Operations for the twelve months ended December 31, 2010 and 2009 to conform to the 2011 presentation. For the period ended December 31, 2010, the revisions increased parent “Income tax (expense) benefit” by $3,703 and decreased parent "Equity income in consolidated subsidiaries” by $11,982 and “Gain on investment securities available for sale” by $9,257. The revisions increased subsidiary guarantors' "Gain on investment securities available for sale” by $9,257 and decreased subsidiary guarantors' "Income tax (expense) benefit" by $21,239. The consolidating adjustment for “Income tax (expense) benefit” of $17,536 has been eliminated. For the period ended December 31, 2009, the revisions increased parent “Income tax (expense) benefit” by $91,265 and decreased parent "Equity income in consolidated subsidiaries” by $91,265. The revisions decreased subsidiary guarantors' “Income tax (expense) benefit” by $91,265.
Certain revisions have been made to the Company's Condensed Consolidating Statement of Cash Flows for the twelve months ended December 31, 2010 to conform to the 2011 presentation. The revisions increased parent “Net cash provided by (used in) operating activities” by $13,157 and "Purchase of investment securities" by $1,980 and decreased parent “Sale or maturity of investment securities” by $13,154 and "Investment in subsidiaries" by $1,983. The revisions increased subsidiary guarantors' "Sale or maturity of investment securities" by $13,154 and "Capital contributions received" by $1,983 and decreased subsidiary guarantors' “Net cash provided by (used in) operating activities” by $923 and "Purchase of investment securities" by $1,980 and “Intercompany dividends paid” by $1,980 and "Intercompany dividends paid" by $12,234. No changes were made to the Company's Condensed Consolidating Statement of Cash Flows for the twelve months ended December 31, 2009.
The Company's consolidated financial information as of and for the twelve months ended December 31, 2010 has not changed. The Company does not believe these revisions are material to the consolidating financial information as of December 31, 2010 or any prior periods' consolidating financial information.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$238,262	$2,488	$173	$—	$240,923
Investment securities available for sale	50,401	26,085	—	—	76,486
Accounts receivable — trade	—	24,869	—	—	24,869
Intercompany receivables	64	—	—	(64)	—
Inventories	—	109,228	—	—	109,228
Deferred income taxes	39,883	3,068	—	—	42,951
Income taxes receivable	47,484	4,984	—	(42,915)	9,553
Restricted assets	—	1,474	—	—	1,474
Other current assets	565	3,498	194	—	4,257
Total current assets	376,659	175,694	367	(42,979)	509,741
Property, plant and equipment, net	1,345	55,211	—	—	56,556
Investment in Escena, net	—	—	13,280	—	13,280
Long-term investments accounted for at cost	4,777	—	898	—	5,675
Long-term investments accounted for under the equity method	16,499	—	—	—	16,499
Investments in non- consolidated real estate businesses	—	—	124,469	—	124,469
Investments in consolidated subsidiaries	211,219	—	—	(211,219)	—
Restricted assets	2,161	7,465	—	—	9,626
Deferred income taxes	18,564	6,412	6,041	—	31,017
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	10,047	—	—	10,047
Other assets	28,108	15,239	—	—	43,347
Total assets	$659,332	$377,579	$145,055	$(254,198)	$927,768
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$16,052	$34,651	$141	$—	$50,844
Current portion of fair value of derivatives embedded within convertible debt	84,485	—	—	—	84,485
Current portion of employee benefits	—	2,690	—	—	2,690
Accounts payable	1,040	8,321	171	—	9,532
Intercompany payables	—	64	—	(64)	—
Accrued promotional expenses	—	17,056	—	—	17,056
Income taxes payable, net	6,597	—	42,915	(42,915)	6,597
Accrued excise and payroll taxes payable, net	—	17,992	—	—	17,992
Litigation accruals and current payments due under the Master Settlement Agreement	—	52,725	—	—	52,725
Deferred income taxes	32,558	3,327	—	—	35,885
Accrued interest	20,888	—	—	—	20,888
Other current liabilities	6,683	9,079	742	—	16,504
Total current liabilities	168,303	145,905	43,969	(42,979)	315,198
Notes payable, long-term debt and other obligations, less current portion	479,199	13,941	216	—	493,356
Fair value of derivatives embedded within convertible debt	49,015	—	—	—	49,015
Non-current employee benefits	23,023	22,959	—	—	45,982
Deferred income taxes	27,970	30,135	2,537	—	60,642
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	852	51,010	743	—	52,605
Total liabilities	748,362	263,950	47,465	(42,979)	1,016,798
Commitments and contingencies	—	—	—	—	—
Stockholders’ deficiency	(89,030)	113,629	97,590	(211,219)	(89,030)
Total liabilities and stockholders’ deficiency	$659,332	$377,579	$145,055	$(254,198)	$927,768

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$283,409	$16,214	$202	$—	$299,825
Investment securities available for sale	49,001	29,753	—	—	78,754
Accounts receivable — trade	—	1,846	3	—	1,849
Intercompany receivables	62	—	—	(62)	—
Inventories	—	107,079	—	—	107,079
Deferred income taxes	27,470	4,316	—	—	31,786
Income taxes receivable	51,260	—	—	(51,260)	—
Restricted assets	—	2,310	351	—	2,661
Other current assets	406	4,258	145	—	4,809
Total current assets	411,608	165,776	701	(51,322)	526,763
Property, plant and equipment, net	609	54,803	—	—	55,412
Investment in Escena, net	—	—	13,354	—	13,354
Long-term investments accounted for at cost	45,134	—	899	—	46,033
Investments in non- consolidated real estate businesses	10,954	—	—	—	10,954
Investments in non- consolidated real estate businesses	—	—	80,416	—	80,416
Investment in townhomes	—	—	16,275	—	16,275
Investments in consolidated subsidiaries	184,925	—	—	(184,925)	—
Restricted assets	2,673	6,021	—	—	8,694
Deferred income taxes	18,536	7,281	12,011	—	37,828
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	13,935	—	—	13,935
Other assets	17,710	14,710	—	—	32,420
Total assets	$692,149	$370,037	$123,656	$(236,247)	$949,595
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$11,000	$40,222	$123	$—	$51,345
Current portion of fair value of derivatives embedded within convertible debt	480	—	—	—	480
Current portion of employee benefits	—	1,014	—	—	1,014
Accounts payable	1,098	6,405	1,524	—	9,027
Intercompany payables	—	62	—	(62)	—
Accrued promotional expenses	—	14,327	—	—	14,327
Income taxes payable, net	—	20,719	42,158	(51,260)	11,617
Accrued excise and payroll taxes payable, net	—	18,523	—	—	18,523
Litigation accruals and current payments due under the Master Settlement Agreement	—	48,071	—	—	48,071
Deferred income taxes	28,317	8,646	—	—	36,963
Accrued interest	20,824	—	—	—	20,824
Other current liabilities	6,530	7,670	481	—	14,681
Total current liabilities	68,249	165,659	44,286	(51,322)	226,872
Notes payable, long-term debt and other obligations, less current portion	484,675	21,020	357	—	506,052
Fair value of derivatives embedded within convertible debt	141,012	—	—	—	141,012
Non-current employee benefits	21,047	17,695	—	—	38,742
Deferred income taxes	23,262	28,118	435	—	51,815
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	138	30,520	678	—	31,336
Total liabilities	738,383	263,012	45,756	(51,322)	995,829
Commitments and contingencies	—	—	—	—	—
Stockholders’ deficiency	(46,234)	107,025	77,900	(184,925)	(46,234)
Total liabilities and stockholders’ deficiency	$692,149	$370,037	$123,656	$(236,247)	$949,595

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Revenues	$—	$1,133,380	$—	$—	$1,133,380
Expenses:
Cost of goods sold	—	892,883	—	—	892,883
Operating, selling, administrative and general expenses	25,318	69,827	2,031	—	97,176
Litigation judgment expense	—	—	—	—	—
Management fee expense	—	8,834	—	(8,834)	—
Operating (loss) income	(25,318)	161,836	(2,031)	8,834	143,321
Other income (expenses):
Interest expense	(97,888)	(2,786)	(32)	—	(100,706)
Changes in fair value of derivatives embedded within convertible debt	7,984	—	—	—	7,984
Loss on extinguishment of debt	(1,217)	—	—	—	(1,217)
Gain on liquidation of long-term investments	25,832	—	—	—	25,832
Equity loss on long-term investments	(859)	—	—	—	(859)
Gain on sale of investment securities available for sale	—	23,257	—	—	23,257
Equity income on non-consolidated real estate businesses	—	—	19,966	—	19,966
Gain on sale of townhomes	—	—	3,843	—	3,843
Equity income in consolidated subsidiaries	127,103	—	—	(127,103)	—
Management fee income	8,834	—	—	(8,834)	—
Other, net	1,675	61	—	—	1,736
Income before provision for income taxes	46,146	182,368	21,746	(127,103)	123,157
Income tax benefit (expense)	28,874	(68,182)	(8,829)	—	(48,137)
Net income	$75,020	$114,186	$12,917	$(127,103)	$75,020

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Revenues	$—	$1,063,289	$—	$—	$1,063,289
Expenses:
Cost of goods sold	—	845,106	—	—	845,106
Operating, selling, administrative and general expenses	21,842	67,939	928	—	90,709
Litigation judgment expense	—	16,161	—	—	16,161
Management fee expense	—	8,521	—	(8,521)	—
Operating income (loss)	(21,842)	125,562	(928)	8,521	111,313
Other income (expenses):
Interest expense	(82,828)	(1,227)	(41)	—	(84,096)
Changes in fair value of derivatives embedded within convertible debt	11,524	—	—	—	11,524
Equity income on long-term investments	1,489	—	—	—	1,489
Gain on investment securities available for sale	10,612	9,257	—	—	19,869
Equity income from non-consolidated real estate businesses	—	—	23,963	—	23,963
Equity income in consolidated subsidiaries	91,715	—	—	(91,715)	—
Management fee income	8,521	—	—	(8,521)	—
Other, net	1,469	39	—	—	1,508
Income (loss) before provision for income taxes	20,660	133,631	22,994	(91,715)	85,570
Income tax benefit (expense)	33,424	(55,713)	(9,197)	—	(31,486)
Net income	$54,084	$77,918	$13,797	$(91,715)	$54,084

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Revenues	$—	$801,494	$—	$—	$801,494
Expenses:
Cost of goods sold	—	577,386	—	—	577,386
Operating, selling, administrative and general expenses	20,679	63,277	1,085	—	85,041
Gain on brand transaction	—	(5,000)	—	—	(5,000)
Restructuring charges	—	900	—	—	900
Management fee expense	—	8,223	—	(8,223)	—
Operating income (loss)	(20,679)	156,708	(1,085)	8,223	143,167
Other income (expenses):
Interest expense	(67,420)	(1,048)	(22)	—	(68,490)
Changes in fair value of derivatives embedded within convertible debt	(35,925)	—	—	—	(35,925)
Loss on extinguishment of debt	(18,573)	—	—	—	(18,573)
Provision for loss on investments	—	—	(8,500)	—	(8,500)
Equity income from non-consolidated real estate businesses	—	—	15,213	—	15,213
Equity income in consolidated subsidiaries	105,091	—	—	(105,091)	—
Management fee income	8,223	—	—	(8,223)	—
Other, net	1,540	105	—	—	1,645
Income before provision for income taxes	(27,743)	155,765	5,606	(105,091)	28,537
Income tax benefit (expense)	52,549	(54,004)	(2,276)	—	(3,731)
Net income	$24,806	$101,761	$3,330	$(105,091)	$24,806

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Net cash provided by (used in) operating activities	$67,588	$101,223	$7,352	$(140,122)	$36,041
Cash flows from investing activities:
Sale or maturity of investment securities	—	31,643	—	—	31,643
Purchase of investment securities	—	(5,039)	—	—	(5,039)
Proceeds from sale of or liquidation of long-term investments	66,190	—	—	—	66,190
Purchase of long-term investment	(10,000)	—	—	—	(10,000)
Proceeds from the sale of townhomes	—	—	19,629	—	19,629
Decrease in non-current restricted assets	512	(608)	—	—	(96)
Investment in non- consolidated real estate businesses	—	—	(41,859)	—	(41,859)
Distributions from non-consolidated real estate businesses	—	—	8,450	—	8,450
Issuance of notes receivable	(15,256)	—	—	—	(15,256)
Investments in subsidiaries	(29,565)	—	—	29,565	—
Proceeds from sale of fixed assets	—	196	9	—	205
Capital expenditures	(852)	(10,725)	(261)	—	(11,838)
Increase in cash surrender value of life insurance policies	(315)	(429)	—	—	(744)
Net cash provided by investing activities	10,714	15,038	(14,032)	29,565	41,285
Cash flows from financing activities:
Proceeds from debt issuance	—	6,419	—	—	6,419
Repayments of debt	—	(4,838)	(122)	—	(4,960)
Borrowings under revolver	—	1,064,270	—	—	1,064,270
Repayments on revolver	—	(1,078,508)	—	—	(1,078,508)
Capital contributions received	—	3,720	25,845	(29,565)	—
Intercompany dividends paid	—	(121,050)	(19,072)	140,122	—
Dividends and distributions on common stock	(125,299)	—	—	—	(125,299)
Proceeds from exercise of Vector options	1,029	—	—	—	1,029
Tax benefits from exercise of Vector options	821	—	—	—	821
Net cash (used in) provided by financing activities	(123,449)	(129,987)	6,651	110,557	(136,228)
Net decrease in cash and cash equivalents	(45,147)	(13,726)	(29)	—	(58,902)
Cash and cash equivalents, beginning of period	283,409	16,214	202	—	299,825
Cash and cash equivalents, end of period	$238,262	$2,488	$173	$—	$240,923

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Net cash provided by (used in) operating activities	$58,329	$165,095	$(2,164)	$(154,256)	$67,004
Cash flows from investing activities:
Proceeds from sale or maturity of investment securities	15,433	13,154	—	—	28,587
Purchase of investment securities	(7,414)	(1,980)	—	—	(9,394)
Proceeds from sale or liquidation of long-term investments	1,002	—	—	—	1,002
Purchase of long-term investments	(5,000)	—	(62)	—	(5,062)
Purchase of Aberdeen mortgages	(13,462)	—	—	—	(13,462)
Decrease (increase) in non-current restricted assets	363	(1,112)	(351)	—	(1,100)
Investment in non-consolidated real estate businesses	—	—	(24,645)	—	(24,645)
Distributions from non-consolidated real estate businesses	—	—	3,539	—	3,539
Issuance of notes receivable	(930)	—	—	—	(930)
Cash acquired in Aberdeen consolidation	—	—	473	—	473
Proceeds from sale of fixed assets	—	187	—	—	187
Investments in subsidiaries	(12,530)	—	—	12,530	—
Capital expenditures	—	(23,073)	(318)	—	(23,391)
Increase in cash surrender value of life insurance policies	(513)	(423)	—	—	(936)
Net cash (used in) provided by investing activities	(23,051)	(13,247)	(21,364)	12,530	(45,132)
Cash flows from financing activities:
Proceeds from debt issuance	165,000	20,714	—	—	185,714
Repayments of debt	—	(14,424)	(115)	—	(14,539)
Deferred financing charges	(5,077)	—	—	—	(5,077)
Borrowings under revolver	—	1,034,924	—	—	1,034,924
Repayments on revolver	—	(1,016,598)	—	—	(1,016,598)
Capital contributions received	—	12,530	—	(12,530)	—
Intercompany dividends paid	—	(177,784)	23,528	154,256	—
Dividends and distributions on common stock	(117,459)	—	—	—	(117,459)
Proceeds from exercise of Vector options	1,265	—	—	—	1,265
Excess tax benefit of options exercised	269	—	—	—	269
Net cash provided by (used in) financing activities	43,998	(140,638)	23,413	141,726	68,499
Net increase (decrease) in cash and cash equivalents	79,276	11,210	(115)	—	90,371
Cash and cash equivalents, beginning of period	204,133	5,004	317	—	209,454
Cash and cash equivalents, end of period	$283,409	$16,214	$202	$—	$299,825

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Net cash provided by (used in) operating activities	$10,517	$80,572	$5,547	$(90,969)	$5,667
Cash flows from investing activities:
Proceeds from sale or maturity of investment securities	—	—	78	—	78
Purchase of investment securities	(12,427)	—	—	—	(12,427)
Proceeds from sale or liquidation of long-term investments	2,254	—	—	—	2,254
Purchase of long-term investments	—	—	(51)	—	(51)
Decrease in non-current restricted assets	1,160	560	—	—	1,720
Purchase of mortgage receivable	—	—	(474)	—	(474)
Distributions from non-consolidated real estate businesses	—	—	6,730	—	6,730
Proceeds from sale of businesses and assets	—	41	—	—	41
Investments in subsidiaries	(3,800)	—	—	3,800	—
Capital expenditures	—	(2,734)	(1,114)	—	(3,848)
Increase in cash surrender value of life insurance policies	(413)	(426)	—	—	(839)
Net cash (used in) provided by investing activities	(13,226)	(2,559)	5,169	3,800	(6,816)
Cash flows from financing activities:
Proceeds from debt	118,125	35	645	—	118,805
Repayments of debt	(360)	(5,769)	(50)	—	(6,179)
Deferred financing charges	(5,567)	(6)	—	—	(5,573)
Borrowings under revolver	—	749,474	—	—	749,474
Repayments on revolver	—	(751,607)	—	—	(751,607)
Capital contributions received	—	3,800	—	(3,800)	—
Intercompany dividends paid	—	(79,975)	(10,994)	90,969	—
Dividends and distributions on common stock	(115,778)	—	—	—	(115,778)
Proceeds from exercise of Vector options	1,194	—	—	—	1,194
Excess tax benefit of options exercised	9,162	—	—	—	9,162
Net cash provided by (used in) financing activities	6,776	(84,048)	(10,399)	87,169	(502)
Net increase (decrease) in cash and cash equivalents	4,067	(6,035)	317	—	(1,651)
Cash and cash equivalents, beginning of period	200,066	11,039	—	—	211,105
Cash and cash equivalents, end of period	$204,133	$5,004	$317	$—	$209,454

VECTOR GROUP LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2011
Allowances for:
Doubtful accounts	$198	$115	$5	$308
Cash discounts	40	27,671	27,138	573
Deferred tax valuation allowance	10,290	332	870	9,752
Sales returns	4,235	2,508	2,688	4,055
Total	$14,763	$30,626	$30,701	$14,688
Year Ended December 31, 2010
Allowances for:
Doubtful accounts	$154	$78	$34	$198
Cash discounts	201	25,820	25,981	40
Deferred tax valuation allowance	9,509	1,432	651	10,290
Sales returns	4,337	3,363	3,465	4,235
Total	$14,201	$30,693	$30,131	$14,763
Year Ended December 31, 2009
Allowances for:
Doubtful accounts	$51	$105	$2	$154
Cash discounts	203	19,901	19,903	201
Deferred tax valuation allowance	15,939	—	6,430	9,509
Sales returns	4,000	3,618	3,281	4,337
Total	$20,193	$23,624	$29,616	$14,201