Form 10-Q
period 2012-03-31
VECTOR GROUP LTD
filed 2012-05-03
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2012

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

At May 3, 2012, Vector Group Ltd. had 79,445,212 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31, 2012	December 31, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$219,551	$240,923
Investment securities available for sale	65,242	76,486
Accounts receivable - trade	10,812	24,869
Inventories	108,683	109,228
Deferred income taxes	43,142	42,951
Income tax receivable, net	10,132	9,553
Restricted assets	1,474	1,474
Other current assets	4,500	4,257
Total current assets	463,536	509,741
Property, plant and equipment, net	56,042	56,556
Investment in Escena, net	13,236	13,280
Long-term investments accounted for at cost	5,675	5,675
Long-term investments accounted for under the equity method	24,431	16,499
Investments in non-consolidated real estate businesses	124,292	124,469
Restricted assets	8,340	9,626
Deferred income taxes	30,153	31,017
Intangible asset	107,511	107,511
Prepaid pension costs	10,421	10,047
Other assets	42,445	43,347
Total assets	$886,082	$927,768
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$24,484	$50,844
Current portion of fair value of derivatives embedded within convertible debt	106,191	84,485
Current payments due under the Master Settlement Agreement	84,926	51,174
Current portion of employee benefits	2,706	2,690
Accounts payable	4,636	9,532
Accrued promotional expenses	15,891	17,056
Income taxes payable, net	6,707	6,597
Accrued excise and payroll taxes payable, net	18,942	17,992
Litigation accruals	1,610	1,551
Deferred income taxes	30,910	35,885
Accrued interest	9,475	20,888
Other current liabilities	11,469	16,504
Total current liabilities	317,947	315,198
Notes payable, long-term debt and other obligations, less current portion	500,076	493,356
Fair value of derivatives embedded within convertible debt	48,364	49,015
Non-current employee benefits	46,165	45,982
Deferred income taxes	52,746	60,642
Payments due under the Master Settlement Agreement	49,920	49,338
Litigation accruals	1,711	1,600
Other liabilities	1,822	1,667
Total liabilities	1,018,751	1,016,798
Commitments and contingencies
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 83,026,033 and 83,022,812 shares issued and 79,445,212 and 79,441,991 shares outstanding	7,945	7,944
Additional paid-in capital	—	—
Accumulated deficit	(119,737)	(80,440)
Accumulated other comprehensive (loss) income	(8,020)	(3,677)
Less: 3,580,821 shares of common stock in treasury, at cost	(12,857)	(12,857)
Total stockholders' deficiency	(132,669)	(89,030)
Total liabilities and stockholders' deficiency	$886,082	$927,768

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2012	2011

Revenues*	$257,606	$260,378

Expenses:
Cost of goods sold*	200,181	205,177
Operating, selling, administrative and general expenses	23,979	23,725
Operating income	33,446	31,476

Other income (expenses):
Interest expense	(26,252)	(24,928)
Change in fair value of derivatives embedded within convertible debt	(21,057)	(575)
Gain on extinguishment of debt	2	—
Equity income from non-consolidated real estate businesses	2,863	4,904
Equity (loss) income on long-term investments	(114)	763
Gain on sale of investment securities available for sale	—	13,035
Gain on liquidation of long-term investments	—	4,136
Gain on sale of townhome	—	3,135
Other, net	(70)	76

(Loss) income before provision for income taxes	(11,182)	32,022
Income tax (benefit) expense	(3,492)	12,649

Net (loss) income	$(7,690)	$19,373

Per basic common share:

Net (loss) income applicable to common shares	$(0.10)	$0.24

Per diluted common share:

Net (loss) income applicable to common shares	$(0.10)	$0.24

Cash distributions and dividends declared per share	$0.40	$0.38

* Revenues and Cost of goods sold include excise taxes of $121,925 and $127,634, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended March 31,
	2012	2011

Net (loss) income	$(7,690)	$19,373

Net unrealized (losses) gains on investment securities available for sale:
Change in net unrealized (losses) gains	(11,244)	4,370
Net unrealized gains reclassified into net income	—	(13,035)
Net unrealized (losses) gains on investment securities available for sale	(11,244)	(8,665)

Net unrealized gains on long-term investments accounted for under the equity method	3,047	432

Net change in forward contracts	15	16

Net change in pension-related amounts	870	681

Other comprehensive loss	(7,312)	(7,536)

Income tax effect on:
Change in net unrealized losses (gains) on investment securities	4,565	(1,748)
Net unrealized gains reclassified into net income on investment securities	—	5,214
Change in unrealized gains on long-term investments	(1,237)	(173)
Forward contracts	(6)	(8)
Pension-related amounts	(353)	(272)
Income tax benefit on other comprehensive loss	2,969	3,013

Other comprehensive loss, net of income taxes	(4,343)	(4,523)

Comprehensive (loss) income	$(12,033)	$14,850

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Total
Balance, December 31, 2011	79,441,991	$7,944	$—	$(80,440)	$(3,677)	$(12,857)	$(89,030)
Net loss	—	—	—	(7,690)	—	—	(7,690)
Pension-related minimum liability adjustments, net of income taxes	—	—	—	—	517	—	517
Forward contract adjustments, net of income taxes	—	—	—	—	9	—	9
Unrealized gain on long-term investment securities, accounted for under the equity method, net of income taxes	—	—	—	—	1,810	—	1,810
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	(6,679)	—	(6,679)
Total other comprehensive loss	—	—	—	—	—	—	(4,343)
Total comprehensive loss	—	—	—	—	—	—	(12,033)
Distributions and dividends on common stock	—	—	(860)	(31,607)	—	—	(32,467)
Note conversion	125	—	2	—	—	—	2
Exercise of employee stock options	3,096	1	44	—	—	—	45
Tax benefit of employee stock options exercised	—	—	4	—	—	—	4
Amortization of deferred compensation	—	—	810	—	—	—	810
Balance, as of March 31, 2012	79,445,212	$7,945	$—	$(119,737)	$(8,020)	$(12,857)	$(132,669)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Net cash provided by operating activities	$40,576	$554
Cash flows from investing activities:
Sale of investment securities	—	17,792
Purchase of investment securities	—	(1,788)
Proceeds from sale or liquidation of long-term investments	—	8,886
Purchase of long-term investments	(5,000)	—
Investments in non-consolidated real estate businesses	(25)	(1,672)
Distributions from non-consolidated real estate businesses	740	2,165
Proceeds from sale of townhome	—	11,635
Increase in cash surrender value of life insurance policies	(472)	(405)
Decrease in restricted assets	1,286	831
Issuance of notes receivable	(43)	(91)
Proceeds from sale of fixed assets	11	—
Capital expenditures	(2,243)	(2,661)
Net cash (used in) provided by investing activities	(5,746)	34,692
Cash flows from financing activities:
Proceeds from debt issuance	9,870	433
Deferred financing costs	(150)	—
Repayments of debt	(11,526)	(1,444)
Borrowings under revolver	236,595	216,843
Repayments on revolver	(258,064)	(244,076)
Dividends and distributions on common stock	(32,975)	(31,076)
Proceeds from exercise of employee stock options	44	—
Tax benefit of employee stock options exercised	4	665
Net cash used in financing activities	(56,202)	(58,655)
Net decrease in cash and cash equivalents	(21,372)	(23,409)
Cash and cash equivalents, beginning of period	240,923	299,825
Cash and cash equivalents, end of period	$219,551	$276,416

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

The interim condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company's consolidated financial position, results of operations, comprehensive income and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

Certain reclassifications have been made to the 2011 financial information to conform to the 2012 presentation.

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

Information concerning the Company's common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 29, 2011. All per share amounts have been updated to reflect the retrospective effect of the stock dividends.

Net (loss) income for purposes of determining basic EPS was as follows:

	Three Months Ended
	March 31,
	2012	2011
Net (loss) income	$(7,690)	$19,373
Income attributable to participating securities	—	(397)
Net (loss) income available to common stockholders	$(7,690)	$18,976

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net income for purposes of determining diluted EPS was as follows:

	Three Months Ended
	March 31,
	2012	2011
Net (loss) income	$(7,690)	$19,373
Income attributable to participating securities	—	(397)
Net (loss) income available to common stockholders	$(7,690)	$18,976

Basic and diluted EPS were calculated using the following shares:

	Three Months Ended
	March 31,
	2012	2011
Weighted-average shares for basic EPS	79,060,539	78,216,170
Plus incremental shares related to stock options and non-vested restricted stock	—	282,013
Weighted-average shares for fully diluted EPS	79,060,539	78,498,183

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three months ended March 31, 2012 and 2011 but were not included in the computation of diluted EPS.

	Three Months Ended
	March 31,
	2012	2011
Number of stock options	475,483	192,582
Weighted-average exercise price	$13.60	$22.25
Weighted-average shares of non-vested restricted stock	383,354	N/A
Weighted-average expense per share	11.60	N/A
Weighted-average number of shares issuable upon conversion of debt	17,314,667	18,000,339
Weighted-average conversion price	$14.82	$14.87

(d)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company's debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of the Company's stock price.  The range of estimated fair market values of the Company's embedded derivatives was between $151,120 and $158,131.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $154,555 as of March 31, 2012. At December 31, 2011, the range of estimated fair market values of the Company's embedded derivatives was between $130,917 and $136,182.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $133,500 as of December 31, 2011.  The estimated fair market value of the Company's embedded derivatives could change significantly based on future market conditions. (See Note 4.)

(e)	New Accounting Pronouncements:

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. This accounting guidance only impacted presentation and disclosures and did not have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued authoritative guidance that will be included in ASC Topic 220, “Comprehensive Income”. This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In December 2011, this guidance was subsequently amended, which deferred the requirement for companies to present reclassification adjustments for each component of accumulated other comprehensive income in both other comprehensive income and net income on the face of the financial statements. The Company elected to early adopt the guidance and added the Statement of Comprehensive Income to the Company's consolidated financial statements as of and for the period ended December 31, 2011.

2.	INVENTORIES

Inventories consist of:

	March 31, 2012	December 31, 2011
Leaf tobacco	$68,819	$65,411
Other raw materials	3,676	3,831
Work-in-process	530	688
Finished goods	62,234	64,594
Inventories at current cost	135,259	134,524
LIFO adjustments	(26,576)	(25,296)
	$108,683	$109,228

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At March 31, 2012, Liggett had leaf tobacco purchase commitments of approximately $24,255.

All of the Company's inventories at March 31, 2012 and December 31, 2011 have been reported under the LIFO method.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

3.	LONG-TERM INVESTMENTS

Long-term investments accounted for at cost:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$4,776	$6,122	$4,776	$6,199
Real estate partnership	899	1,297	899	1,293
Investments accounted for at cost	$5,675	$7,419	$5,675	$7,492

The Company received a cash distribution of $8,886 for the three months ended March 31, 2011 from the liquidation of a long-term investment and recognized a gain of $4,136 for the three months ended March 31, 2011.

Long-term investments consist of the following investments accounted for under the equity method:

	March 31, 2012	December 31, 2011
Investment partnerships	$24,431	$16,499

In January 2012, the Company invested $5,000 in an investment partnership with an underlying investment in a hedge fund. In April 2011, the Company invested $10,000 in an investment partnership with an underlying investment in a hedge fund. The Company accounts for these investments and an investment in another limited partnership under the equity method.

The Company recorded an equity loss of $114 and equity income of $763 related to the limited partnerships accounted for under the equity method for the three months ended March 31, 2012 and 2011, respectively.

The carrying value of the investments was approximately $24,431 and $16,499 as of March 31, 2012 and December 31, 2011, respectively, which approximated the investments' fair value.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	March 31, 2012	December 31, 2011
Vector:
11% Senior Secured Notes due 2015, net of unamortized discount of $549 and $591*	$414,451	$414,409
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $34,722 and $35,704*	15,278	14,296
6.75% Variable Interest Senior Convertible Exchange Notes 2014, net of unamortized discount of $54,559 and $57,036*	52,971	50,494
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $83,011 and $82,948*	15,987	16,052
Liggett:
Revolving credit facility	2	21,472
Term loan under credit facility	4,400	5,689
Equipment loans	20,998	21,255
Other	473	533
Total notes payable, long-term debt and other obligations	524,560	544,200
Less:
Current maturities	(24,484)	(50,844)
Amount due after one year	$500,076	$493,356
______________________
* The fair value of the derivatives embedded within the 6.75% Variable Interest Convertible Note ($16,704 at March 31, 2012 and $16,929 at December 31, 2011, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($31,660 at March 31, 2012 and $32,086 at December 31, 2011, respectively), and the 3.875% Variable Interest Senior Convertible Debentures ($106,191 at March 31, 2012 and $84,485 at December 31, 2011, respectively) is separately classified as a derivative liability in the condensed consolidated balance sheets.

Credit Facility - Liggett:

In February 2012, Liggett and Wells Fargo Bank, National Association ("Wells Fargo") renewed the $50,000 credit facility through February 2015. The Credit Facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. The Credit Facility expires on March 8, 2015, subject to automatic renewal for additional one-year periods unless a notice of termination is given by Liggett at least 30 days prior to such date or the anniversary of such date.

Prime rate loans under the Credit Facility bear interest at a rate equal to the prime rate of Wells Fargo and Eurodollar rate loans bear interest at a rate equal to 2.0% more than Wells Fargo's adjusted Eurodollar rate. The Credit Facility contains covenants that provide that Liggett's earnings before interest, taxes, depreciation and amortization, as defined under the Credit Facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett's Excess Availability, as defined under the Credit Facility, is less than $20,000. The covenants also require that annual Capital Expenditures, as defined under the Credit Facility (before a maximum carryover amount of $2,500), shall not exceed $15,000 during any fiscal year.

Term Loan under Credit Facility
On February 21, 2012, Wells Fargo, as successor-in-interest to Wachovia Bank, National Association, amended and restated the existing $5,600 term loan (the “Term Loan”) made to 100 Maple LLC (“Maple”), a subsidiary of Liggett, within the commitment under the Credit Facility. In connection with the amendment and restatement the maturity date of the Term Loan was extended to March 1, 2015 and the outstanding principal amount was paid down to $4,425. The Term Loan bears an interest rate equal to 1.75% more than Wells Fargo's adjusted Eurodollar

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

rate. Monthly payments of $25 are due under the Term Loan from March 1, 2012 to February 1, 2015 ($885 in total) with the balance of $3,540 due at maturity on March 1, 2015.

The Term Loan is collateralized by the existing collateral securing the Credit Facility, including, without limitation, certain real property owned by Maple. The Term Loan did not increase the $50,000 borrowing amount of the Credit Facility, but did increase the outstanding amounts under the Credit Facility by the amount of the term loan and proportionately reduces the maximum borrowing availability under the Credit Facility.

As of March 31, 2012, a total of $4,402 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the facility was approximately $45,598 based on eligible collateral at March 31, 2012.

3.875% Variable Interest Senior Convertible Notes due 2026 - Vector:

The holders of the Company's 3.875% Variable Interest Senior Convertible Debentures due 2026 have the option to put all of the $98,998 senior convertible debentures on June 15, 2012.  Accordingly, the remaining Debentures and related fair value of derivatives embedded within convertible debt are recorded as current liabilities.

Non-cash Interest Expense - Vector:

Components of non-cash interest expense are as follows:

	Three Months Ended
	March 31,
	2012	2011
Amortization of debt discount	$3,437	$2,282
Amortization of deferred finance costs	710	1,417
Gain on 3.875% Variable Interest Senior Convertible Debentures converted	(2)	—
	$4,145	$3,699

Fair Value of Notes Payable and Long-term Debt:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable and long-term debt	$524,560	$779,908	$544,200	$801,353

Notes payable and long-term debt are carried on the condensed balance sheet at amortized cost. The fair value determination disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 8 if such liabilities were recorded on the condensed balance sheet at fair value.

5. CONTINGENCIES

Tobacco-Related Litigation:

Overview

Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iii) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation are not quantifiable at this time. For the three months ended March 31, 2012 and 2011, Liggett incurred legal expenses and other litigation costs totaling approximately $1,961 and $1,969, respectively.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals, Liggett has obtained approximately $4,308 in bonds as of March 31, 2012.
In June 2009, Florida amended its existing bond cap statute by adding a $200,000 bond cap that applies to all Engle progeny cases (defined below) in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. The legislation applies to judgments entered after the effective date of the legislation. Plaintiffs, in several cases, have challenged the constitutionality of the bond cap statute, but to date, the courts that have addressed the issue have upheld the constitutionality of the statute. The plaintiffs have appealed some of these rulings and the Florida Supreme Court has granted review of the Hall decision denying plaintiff's challenge to the bond cap statute. No federal court has yet addressed the issue. Although the Company cannot predict the outcome of such challenges, it is possible that the Company's financial position, results of operations, or cash flows could be materially affected by an unfavorable outcome of such challenges.
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in this Note 5: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.
Cautionary Statement About Engle Progeny Cases. Adverse verdicts have been entered against Liggett and other industry defendants in Engle progeny cases. Several of the verdicts have been affirmed on appeal including the Lukacs case, discussed below. To date, the United States Supreme Court has declined to review these cases. At March 31, 2012, Liggett and the Company are currently defendants in 2,993 state court and 2,734 federal court Engle progeny cases. As of March 31, 2012, 11 Engle progeny cases involving Liggett have resulted in verdicts, exclusive of the Lukacs case. Six verdicts were returned in favor of the plaintiffs and five were returned in favor of Liggett. Other cases have either been dismissed by the court on summary judgment or a mistrial was declared. Excluding the Lukacs case, the verdicts against Liggett have ranged from $1 to $3,008. In one of these cases, the verdict included punitive damages in the amount of $1,000. Since Engle progeny trials started in 2009, 63 cases have gone to trial against the industry. Based on the current rate of trials per year, it would require decades to resolve the remaining Engle progeny cases. Except as discussed in this Note

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5 with respect to the six cases where an adverse verdict was entered against Liggett, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members' claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages. The Company believes that the process under which Engle progeny cases are tried is unconstitutional and continues to pursue its appellate rights. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.
Although Liggett has generally been successful in managing litigation in the past, litigation is subject to uncertainty and significant challenges remain, particularly with respect to the Engle progeny cases. There can be no assurances that Liggett's past litigation experience will be representative of future results. Adverse verdicts have been rendered against Liggett in the past, in individual cases and Engle progeny cases, and several of these verdicts have been affirmed on appeal. It is possible that the consolidated results of operations, cash flows or financial position of the Company could be materially adversely affected by an unfavorable outcome or settlement of certain pending litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. Liggett may, however, enter into settlement discussions in particular cases if it believes it is in its best interest to do so. In connection with the Engle progeny cases, Liggett has been receptive to opportunities to settle these cases, individually or on some aggregated basis, on terms it believes are economically favorable to Liggett and will continue to explore such opportunities.  As of March 31, 2012, Liggett (and in certain cases the Company), has settled 78 Engle progeny cases for approximately $998, in the aggregate.  There can be no assurances that Liggett's settlement experience to date will be representative of future results.
Non-Engle Individual Actions
As of March 31, 2012, there were 36 individual cases pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include Engle progeny cases or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of individual cases, by state, that are pending against Liggett or its affiliates as of March 31, 2012:

State	Number of Cases
Florida	16
New York	8
Louisiana	4
Maryland	4
West Virginia	2
Missouri	1
Ohio	1

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
Engle Progeny Cases.  Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had until January 2008 in which to file individual lawsuits. Lawsuits by individuals requesting the benefit of the Engle ruling are referred to as “Engle progeny cases.” As of March 31, 2012, Liggett and the Company were named defendants in 5,727 Engle progeny cases in both federal (2,734 cases) and state (2,993 cases) courts in Florida. Other cigarette manufacturers are also named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. These cases include approximately 7,911 plaintiffs. The number of state court Engle progeny cases may increase as multi-plaintiff cases continue to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties. Although the Company was not named as a defendant in the Engle case, it has been named as a defendant in most of the Engle progeny cases where Liggett is named as a defendant.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of March 31, 2012 the following Engle progeny cases have resulted in judgments against Liggett:

Date	Case Name	County	Net Compensatory Damages	Punitive Damages	Status
June 2002	Lukacs v. R.J. Reynolds	Miami-Dade	$12,418	None	Affirmed on appeal by the Third District Court of Appeal. Judgment has been satisfied and the case is concluded.
August 2009	Campbell v. R.J. Reynolds	Escambia	$156	None
Affirmed on appeal by the First District Court of Appeal. Defendants filed a motion with the District Court of Appeal for certification to the Florida Supreme Court, which was denied on May 13, 2011. Defendants sought review by the US Supreme Court, which was denied on March 26, 2012. Judgment has been satisfied and, except for issues regarding calculation of interest and the amount of appellate attorneys' fees, the case is concluded.

March 2010	Douglas v. R.J. Reynolds	Hillsborough	$1,350	None
Affirmed on appeal by the Second District Court of Appeal. The court certified the question of the constitutionality of the Engle findings as a question of great public importance. Defendants filed a Notice to Invoke Discretionary Jurisdiction of the Florida Supreme Court.

April 2010	Clay v. R.J. Reynolds	Escambia	$349	$1,000	Affirmed on appeal by the First District Court of Appeal on January 25, 2012. Defendants motion for rehearing was denied.
April 2010	Putney v. R.J. Reynolds	Broward	$3,008	None	On appeal to the Fourth District Court of Appeal.
April 2011	Tullo v. R.J. Reynolds	Palm Beach	$225	None	On appeal to the Fourth District Court of Appeal.
January 2012	Ward v. R.J. Reynolds	Escambia	$1	None	Joint and several judgment entered for $487,000 against Liggett & RJR. Post trial motions are pending.

The Company's potential range of loss in the Douglas, Clay, Putney, Tullo and Ward cases is between $0 and $5,933 in the aggregate, plus accrued interest and legal fees. In determining the range of loss, the Company considers potential settlements as well as future appellate relief. The Company is unable to determine a range of loss related to the remaining Engle progeny cases. No amounts have been expensed or accrued in the accompanying consolidated financial statements for these cases other than $156, plus related legal fees and interest, for the Campbell case. In April 2012, Liggett satisfied the Campbell judgment after the United States Supreme Court denied review. For further information on the Engle case and on Engle progeny cases, see “Class Actions — Engle Case,” below.
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
Federal Engle Progeny Cases. Three federal judges (in the Merlob, B. Brown and Burr cases) ruled that the findings in Phase I of the Engle proceedings could not be used to satisfy elements of plaintiffs' claims, and two of those rulings (B. Brown and Burr) were certified by the trial court for interlocutory review. The certification was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated (in February 2009, the appeal in Burr was dismissed for lack of prosecution). In July 2010, the Eleventh Circuit ruled that plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

burden of establishing the elements of their claims at trial. Rather, plaintiffs may only use the findings to establish specific facts that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made. All federal cases were stayed pending review by the Eleventh Circuit. In December 2010, stays were lifted in 12 cases selected by plaintiffs, two of which were subsequently re-stayed. Liggett is no longer a defendant in any of the 12 cases. In August 2011, the court ordered the activation of an additional 22 cases, one of which was subsequently deactivated and one of which was voluntarily dismissed. Liggett is a defendant in 12 of the remaining 20 cases.
Appeals of Engle Progeny Verdicts. In December 2010, in the Martin case, a state court case against R.J. Reynolds, the First District Court of Appeal issued the first ruling by a Florida intermediate appellate court to address the B. Brown decision discussed above. The panel held that the trial court correctly construed the Florida Supreme Court's 2006 decision in Engle in instructing the jury on the preclusive effect of the Phase I Engle proceedings, expressly disagreeing with certain aspects of the B. Brown decision. In July 2011, the Florida Supreme Court declined to review the First District Court of Appeal's decision. In March 2012, the United States Supreme Court declined to review the Martin case, along with the Campbell case and two other Engle progeny cases. This decision could lead to other adverse rulings by state appellate courts.
In the Waggoner case, the United States District Court for the Middle District of Florida directed the parties to brief the applicability of the Engle findings to all Middle District cases. Liggett and the Company are not defendants in Waggoner, but nonetheless, were directed to submit motions on the issues. In December 2011, the district court ruled that it was bound by Martin and Jimmie Lee Brown (discussed below) and that the application of the Phase I findings did not deprive defendants of any constitutional due process rights. The court ruled, however, that plaintiffs must establish legal causation to establish liability. With respect to punitive damages, the district court held that the plaintiffs could rely on the findings in support of their punitive damages claims but that, in addition, plaintiffs must demonstrate specific conduct by specific defendants, independent of the Engle findings, that satisfies the standards for awards of punitive damages. The Waggoner ruling will apply to all of the cases pending in the Middle District of Florida.  The defendants are seeking review of the due process ruling by the United States Court of Appeals for the Eleventh Circuit. The Waggoner court declined to reach certain issues raised by Liggett and the Company and directed that their motion be re-filed in a case in which they are named as defendants.  As a result, Liggett filed a motion in the Young-McCray case raising issues specific to Liggett.  The court denied the motion and adopted the Waggoner ruling as to Liggett.
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
In the Rey case, a state court Engle progeny case, the trial court entered final summary judgment on all claims in favor of the Company, Liggett and Lorillard (the "Moving Defendants”) based on what has been referred to in the Engle progeny litigation as the "Liggett Rule."  The Liggett Rule stands for the proposition that a manufacturer cannot have liability to a smoker under any asserted claim if the smoker did not use a product manufactured by that particular defendant.  The Liggett Rule is based on the entry of final judgment in favor of

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Liggett/Brooke Group in Engle on all of the claims asserted against them by class representatives Mary Farnan and Angie Della Vecchia, even though the Florida Supreme Court upheld, as res judicata, the generic finding that Liggett/Brooke Group engaged in a conspiracy to commit fraud by concealment. In September 2011, the Third District Court of Appeal affirmed in part and reversed in part holding that the Moving Defendants were entitled to summary judgment on all claims asserted against them other than the claim for civil conspiracy.  The Moving Defendants' motions for rehearing were denied with regard to the Liggett Rule issues.  Moving Defendants are seeking further review by the Florida Supreme Court. In March 2012, the Fifth District Court of Appeal, in other progeny cases, followed the Third District Court of Appeal and reversed summary judgment on the conspiracy claims.
On March 30, 2012, in Douglas, the Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants' federal due process rights. On April 2, 2012, the defendants in Douglas filed a Notice to Invoke Discretionary Jurisdiction of the Florida Supreme Court.
Liggett Only Cases.  There are currently seven cases pending where Liggett is the only remaining tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases.
In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages to plaintiff and an $816 judgment was entered by the court. That judgment was affirmed on appeal and was satisfied by Liggett in March 2011. In September 2010, the court awarded plaintiff legal fees of $996. Plaintiff appealed the amount of the attorneys' fee award. Liggett previously accrued $2,000 for the Ferlanti case. In Welch v. R.J. Reynolds and Katz v. R.J. Reynolds, both Engle progeny cases, no trial dates have been set. There has been no recent activity in Hausrath v. Philip Morris, a case pending in New York state court, where two individuals are suing. The other three individual actions, in which Liggett is the only tobacco company defendant, are pending in Florida and are inactive.
Class Actions
As of March 31, 2012, there were five actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.
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
In Smith v. Philip Morris, a Kansas state court case filed in February 2000, plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs seek to recover an unspecified amount in actual and punitive damages. Class certification was granted in November 2001. On January 18, 2012 the trial court heard oral argument on defendants' motions for summary judgment and on March 23, 2012, the court granted the motions and dismissed plaintiffs' claims with prejudice.
In November 1997, in Young v. American Tobacco Co., a purported personal injury class action was commenced on behalf of plaintiff and all similarly situated residents in Louisiana who, though not themselves cigarette smokers, are alleged to have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. In October 2004, the trial court stayed this case pending the outcome of an appeal in another matter, which has been concluded. There has been no further activity in Young.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In February 1998, in Parsons v. AC & S Inc., a case pending in West Virginia, a class was commenced on behalf of all West Virginia residents who allegedly have personal injury claims arising from exposure to cigarette smoke and asbestos fibers. The complaint seeks to recover $1,000 in compensatory and punitive damages individually and unspecified compensatory and punitive damages for the class. The case is stayed as a result of the December 2000 bankruptcy of three of the defendants.
In April 2001, in Brown v. Philip Morris USA, a California state court granted in part plaintiffs' motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants' cigarettes “during the applicable time period” and who were exposed to defendants' marketing and advertising activities in California. In March 2005, the court granted defendants' motion to decertify the class based on a recent change in California law. In June 2009, the California Supreme Court reversed and remanded the case to the trial court for further proceedings regarding whether the class representatives have, or can, demonstrate standing. In August 2009, the California Supreme Court denied defendants' rehearing petition and issued its mandate. In September 2009, plaintiffs sought reconsideration of the court's September 2004 order finding that plaintiffs' allegations regarding “lights” cigarettes are preempted by federal law, in light of the United States Supreme Court decision in Good. In March 2010, the trial court granted reconsideration of its September 2004 order granting partial summary judgment to defendants with respect to plaintiffs' “lights” claims on the basis of judicial decisions issued since its order was entered, including Good, thereby reinstating plaintiffs' “lights” claims. Since the trial court's prior ruling decertifying the class was reversed on appeal by the California Supreme Court, the parties and the court are treating all claims currently being asserted by the plaintiffs as certified, subject, however, to defendants' challenge to the class representatives' standing to assert their claims. In December 2010, defendants filed a motion for a determination that the class representatives set forth in plaintiffs' Tenth Amended Complaint lacked standing to pursue the claims. The motion was granted by the court. Plaintiffs moved to file an amended complaint adding new class representatives, which motion was granted by the court and in July 2011, plaintiffs filed their Eleventh Amended Complaint adding new putative class representatives. Defendants filed their response in November 2011. On January 9, 2012, defendants again filed motions for a determination that the class representatives lack standing and to decertify the class. Oral argument is scheduled for May 2, 2012. The case is scheduled for trial starting October 5, 2012.
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action, which commenced in June 2010 and ended in a mistrial. The rescheduled trial commenced in October 2011 and on November 8, 2011, a mistrial was declared. A new trial date has not been scheduled. If the case were to proceed against Liggett, it is estimated that Liggett could be a defendant in approximately 100 of the individual cases.
Class action suits have been filed in a number of states against cigarette manufacturers, alleging, among other things, that use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices. In December 2008, the United States Supreme Court, in Altria Group v. Good, ruled that the Federal Cigarette Labeling and Advertising Act did not preempt the state law claims asserted by the plaintiffs and that they could proceed with their claims under the Maine Unfair Trade Practices Act. The case was returned to the federal court in Maine and consolidated with other federal cases. In June 2011, plaintiffs voluntarily dismissed the case without prejudice after the district court denied plaintiffs' motion for class certification. The Good decision has resulted in the filing of additional “lights” class action cases in other states against other cigarette manufacturers. Although Liggett was not a defendant in the Good case, and is not a defendant in most of the other “lights” class actions, an adverse ruling or commencement of additional “lights” related class actions could have a material adverse effect on the Company.
In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers. Adverse decisions in these cases could have a material adverse affect on Liggett’s sales volume, operating income and cash flows.
Health Care Cost Recovery Actions
As of March 31, 2012, there was one Health Care Cost Recovery Action pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

minors. This case is inactive. Other cigarette manufacturers are also named as defendants.
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
In August 2006, the trial court entered a Final Judgment against each of the cigarette manufacturing defendants, except Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court's decision. In February 2010, the government and all defendants, other than Liggett, filed petitions for writ of certiorari to the United States Supreme Court. In June 2010, the United States Supreme Court, without comment, denied review. As a result, the cigarette manufacturing defendants, other than Liggett, are now subject to the trial court's Final Judgment which ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States' public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights,” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “lights” cigarettes, defendants' manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure of defendants' public document websites and the production of all documents produced to the government or produced in any future court or administrative action concerning smoking and health; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedules as defendants now follow in disclosing such data to the Federal Trade Commission for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette business within the United States; and (ix) payment of the government's costs in bringing the action. Two issues remain pending before the district court: (i) the substance of the court-ordered corrective statements and (ii) the requirements related to point-of-sale signage. Other matters are currently on appeal.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Upcoming Trials
As of March 31, 2012, there were 39 Engle progeny cases scheduled for trial through March 31, 2013. As of April 30, 2012, in Calloway, an Engle progeny case where Liggett and others are defendants, trial is underway. In Whitney v. R.J. Reynolds, a non-Engle individual case pending in Florida, trial is scheduled for February 4, 2013. The Company and/or Liggett and other cigarette manufacturers are currently named as defendants in each of these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. In addition, in Brown v. Philip Morris USA, a purported class action, trial is scheduled for October 5, 2012. There are additional cases against other cigarette manufacturers that are also scheduled for trial through March 31, 2013. Trial dates are, however, subject to change.
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
As a result of the MSA, the Settling States released Liggett from:
•all claims of the Settling States and their respective political subdivisions and other recipients of state health care funds, relating to: (i) past conduct arising out of the use, sale, distribution, manufacture, development, advertising and marketing of tobacco products; (ii) the health effects of, the exposure to, or research, statements or warnings about, tobacco products; and
•all monetary claims of the Settling States and their respective subdivisions and other recipients of state health care funds relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco's domestic shipments accounted for 3.8% of the total cigarettes sold in the United States in 2011. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 30, 2011, Liggett and Vector Tobacco paid $101,500 of their $154,600 2011 MSA payment obligation determined by the independent auditor. On April 16, 2012, Liggett and Vector Tobacco paid an additional $50,100, of which approximately $18,000 was paid into a disputed payment account. Liggett disputed, and withheld, approximately $3,000.
Certain MSA Disputes
NPM Adjustment.  In March 2006, an economic consulting firm selected pursuant to the MSA determined that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers, to non-participating manufacturers, for 2003. This is known as the “NPM Adjustment.” The economic consulting firm subsequently rendered the same decision with respect to 2004 and 2005. In March 2009, a different economic consulting firm made the same determination for 2006. As a result, the manufacturers are entitled to potential NPM Adjustments to each of their 2003 - 2006 MSA payments. The Participating Manufacturers are also entitled to potential NPM Adjustments to their 2007 - 2011 payments pursuant to agreements entered into between the OPMs and the Settling States under which the OPMs agreed to make certain payments for the benefit of the Settling States, in exchange for which the Settling States stipulated that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers for each of those years. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid application of the NPM Adjustment to the payments made by the manufacturers for the benefit of that Settling State.
For 2003 – 2011, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco withheld payment or paid into a disputed payment account the amounts associated with these NPM Adjustments. For 2003, Liggett and Vector Tobacco paid the NPM adjustment amount of $9,345 to the Settling States although both companies continue to dispute this amount is owed. The total amount withheld (or paid into a disputed payment account) by Liggett and Vector Tobacco for 2004 – 2011 was $61,960. At March 31, 2012, included in “Other assets” on the Company’s consolidated balance sheet was a non-current receivable of $6,542 relating to the $9,345 payment.
The following amounts have not been expensed by the Company as they relate to Liggett and Vector Tobacco’s NPM Adjustment claims: $6,542 for 2003, $3,789 for 2004 and $800 for 2005. Liggett and Vector Tobacco have expensed all disputed amounts related to the NPM Adjustment since 2005.
Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation was filed in 49 Settling States involving the issue of whether the application of the NPM Adjustment for 2003 is to be determined through litigation or arbitration. These actions relate to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. All but one of the 48 courts that have decided the issue have ruled that the 2003 NPM Adjustment dispute is arbitrable. All 47 of those decisions are final. One court, the Montana Supreme Court, ruled that Montana’s claim of diligent enforcement must be litigated. The United States Supreme Court denied certiorari with respect to that opinion. In response to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. In June 2010, the three person arbitration panel was selected and procedural hearings, discovery and briefing on legal issues of general application have occurred. Substantive hearings commenced in April 2012. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any 2003 NPM adjustment awarded in the arbitration. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.
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
The change in the method of calculation could result in Liggett owing, at a minimum, approximately $10,200, plus interest, of additional MSA payments for prior years, because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA. In August 2011, Liggett received notice from several states seeking to initiate arbitration as to this matter. The parties have entered into an agreement regarding procedures for the arbitration and selection of the arbitrators. A panel of three arbitrators has been selected. The amount owed by Liggett, if it is not successful in the arbitration, could be approximately $35,000, including interest. The Company estimates that Liggett’s future MSA payments would be at least approximately $2,500 higher if the method of calculation is changed. No amounts have been expensed or accrued in the accompanying consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute. There can be no assurance that Liggett will not be required to make additional payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.
Litigation Challenging the MSA. In Grand River Enterprises Six Nations, Ltd. v. King, litigation pending in federal court in New York, plaintiff sought to enjoin the statutes enacted by New York and other states in connection with the MSA on the grounds that the statutes violate the Commerce Clause of the United States Constitution and federal antitrust laws. In September 2005, the United States Court of Appeals for the Second Circuit held that if all of the allegations of the complaint were assumed to be true, plaintiff had stated a claim for relief and that the New York federal court had jurisdiction over the other state defendants. On remand, the trial court held that plaintiff is unlikely to succeed on the merits. After discovery in November 2009, the parties cross-moved for summary judgment. In March 2011, the United States District Court for the Southern District of New York granted defendants' motion for summary judgment. Plaintiff appealed the decision. That appeal has been stayed, pending resolution of a motion to alter or amend judgment. At the end of 2011, Grand River dismissed the action and the appeal with prejudice as to certain state defendants.
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
Cautionary Statement.  Management is not able to predict the outcome of the litigation pending or threatened against Liggett or the Company. Litigation is subject to many uncertainties. For example, the jury in the Lukacs case, an Engle progeny case tried in 2002, awarded $24,835 in compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict was affirmed on appeal and Liggett paid $14,361 in June 2010. Through March 31, 2012, Liggett has been found liable in six other Engle progeny cases. As discussed above, these cases have been, or currently are, on appeal, however, appellate efforts to date have not been successful. Liggett has also had verdicts entered against it in other individual cases, which verdicts were affirmed on appeal and, thereafter, satisfied by Liggett. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may attempt to settle particular cases if it believes it is in its best interest to do so.
Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation, or could lead to multiple adverse decisions in the Engle progeny cases. Except as discussed in this Note 5, management is unable to estimate the loss or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its consolidated financial statements for unfavorable outcomes.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The activity in the company's accruals for tobacco litigation for the three months ended March 31, 2012 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2012	$51,174	$1,551	$52,725	$49,338	$1,600	$50,938
Expenses	33,668	98	33,766	—	—	—
Change in MSA obligations capitalized as inventory	84	—	84	—	—	—
Payments	—	(272)	(272)	—	—	—
Reclassification from (to) non-current liabilities	—	224	224	—	(224)	(224)
Interest on withholding	—	9	9	582	335	917
Balance at March 31, 2012	$84,926	$1,610	$86,536	$49,920	$1,711	$51,631

The activity in the company's accruals for tobacco litigation for the three months ended March 31, 2011 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2011	$43,888	$4,183	$48,071	$30,205	$—	$30,205
Expenses	33,644	147	33,791	—	—	—
Change in MSA obligations capitalized as inventory	270	—	270	—	—	—
Payments	—	(1,406)	(1,406)	—	—	—
Interest on withholding	—	70	70	—	—	—
Balance at March 31, 2011	$77,802	$2,994	$80,796	$30,205	$—	$30,205

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
In February 2004, Liggett Vector Brands entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2016. Under the agreement, Liggett Vector Brands has

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at March 31, 2012.
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

The Company's income tax (benefit) expense consisted of the following:

	Three Months Ended
	March 31,
	2012	2011
(Loss) income before provision for income taxes	$(11,182)	$32,022
Income tax (benefit) expense using estimated annual effective income tax rate	(4,249)	12,649
Out-of-period adjustment related to non-deductible expense in 2011	757	—
Income tax (benefit) expense	$(3,492)	$12,649

The out-of-period adjustment related to a non-accrual of a non-deductible expense related to permanent difference for income taxes in the fourth quarter of 2011. The Company assessed the materiality of this error on all previously issued financial statements and concluded that the error was immaterial to all previously issued financial statements. The impact of correcting this error in the current year is not expected to be material to the Company’s 2012 consolidated financial statements.

7.	NEW VALLEY LLC

The components of “Investments in non-consolidated real estate businesses” were as follows:

	March 31, 2012	December 31, 2011
Douglas Elliman Realty LLC	$53,089	$53,970
New Valley Oaktree Chelsea Eleven LLC	7,273	6,320
Fifty Third-Five Building LLC	18,000	18,000
Sesto Holdings S.r.l.	5,037	5,037
1107 Broadway	5,489	5,489
Lofts 21 LLC	900	900
Hotel Taiwana	2,658	2,658
NV SOCAL LLC	24,846	25,095
HFZ East 68th Street	7,000	7,000
Investments in non-consolidated real estate businesses	$124,292	$124,469

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Residential Brokerage Business. New Valley LLC ("New Valley") accounts for its 50% interest in Douglas Elliman Realty LLC under the equity method of accounting. New Valley recorded income of $1,444 and $3,404 for the three months ended March 31, 2012 and 2011, respectively, associated with Douglas Elliman Realty, LLC. New Valley received cash distributions from Douglas Elliman Realty, LLC of $2,325 and $1,075 for the three months ended March 31, 2012 and 2011, respectively. The summarized financial information of Douglas Elliman Realty, LLC is as follows:

	March 31, 2012	December 31, 2011
Cash	$50,358	$57,450
Other current assets	5,736	3,293
Property, plant and equipment, net	14,345	14,595
Trademarks	21,663	21,663
Goodwill	38,497	38,742
Other intangible assets, net	1,082	827
Other non-current assets	3,440	3,096
Notes payable - current	417	602
Other current liabilities	12,698	18,734
Notes payable - long term	598	1,104
Other long-term liabilities	9,734	9,490
Members' equity	111,674	109,736

	Three Months Ended
	March 31,
	2012	2011
Revenues	$71,175	$78,044
Costs and expenses	69,226	71,501
Depreciation expense	815	936
Amortization expense	60	63
Other income	742	977
Interest expense, net	23	42
Income tax expense	54	199
Net income	$1,739	$6,280

New Valley Oaktree Chelsea Eleven, LLC. As of March 31, 2012, 52 of the 54 residential units were closed. In April 2012, Chelsea closed on the two remaining residential units. In April 2012, the Company received a distribution of $7,604 from the sale of the two remaining residential units.

New Valley recorded equity income of $1,667 and $1,500 for the three months ended March 31, 2012 and 2011, respectively, related to New Valley Chelsea. The Company's maximum exposure to loss as a result of its investment in New Valley Chelsea Eleven LLC is $7,273 at March 31, 2012.

The Company received net distributions of $715 and $1,393 from New Valley Oaktree Chelsea Eleven LLC for the three months ended March 31, 2012 and 2011, respectively.

Fifty Third-Five Building LLC.  In 2010, New Valley, through its NV 955 LLC subsidiary, contributed $18,000 to a joint venture, Fifty Third-Five Building LLC (“JV”), of which it owns 50%.  In 2010, the JV acquired a defaulted real estate loan, collateralized by real estate located in New York City for approximately $35,500.  The previous lender had commenced proceedings seeking to foreclose its mortgage. Upon acquisition of the loan, the JV

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

succeeded to the rights of the previous lender in the litigation.  In April 2011, the court granted the JV's motion for summary judgment, dismissing certain substantive defenses raised by the borrower and the other named parties. Thereafter, the borrower challenged the validity of the assignment from the previous lender to the JV. In February 2012, the court affirmed the validity of the assignment and its decision to grant summary judgment. Foreclosure proceedings are continuing.

The JV is a variable interest entity; however, New Valley is not the primary beneficiary. This investment is being accounted for under the equity method of accounting. The Company’s maximum exposure to loss as a result of its investment in the JV is $18,000 at March 31, 2012.

Sesto Holdings S.r.l.  In October 2010, New Valley, through its NV Milan LLC subsidiary, acquired a 7.2% interest in Sesto Holdings S.r.l. for $5,000. Sesto holds a 42% interest in an entity that has purchased a land plot of approximately 322 acres in Milan, Italy. Sesto intends to develop the land plot as a multi-parcel, multi-building mixed use urban regeneration project. Sesto is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for Sesto under the equity method of accounting. The Company’s maximum exposure to loss as a result of its investment in Sesto is $5,037 at March 31, 2012.

Lofts 21 LLC.  In February 2011, New Valley invested $900 for an approximate 12% interest in Lofts 21 LLC.  Lofts 21 LLC acquired an existing property in Manhattan, NY, which is scheduled to be developed into condominiums.  New Valley accounts for Lofts 21 LLC under the equity method of accounting. Lofts 21 LLC is a variable interest entity; however, New Valley is not the primary beneficiary. The Company's maximum exposure to loss as a result of this investment is $900 at March 31, 2012.

1107 Broadway.  During 2011, New Valley invested $5,489 for an approximate indirect 5% interest in MS/WG 1107 Broadway Holdings LLC. In September 2011, MS/WG 1107 Broadway Holdings LLC acquired the 1107 Broadway property in Manhattan, NY. The joint venture plans to develop the property, which was formerly part of the International Toy Center, into luxury residential condominiums with ground floor retail space.  New Valley accounts for MS/WG 1107 Broadway Holdings LLC under the equity method of accounting. MS/WG 1107 Broadway Holdings LLC is a variable interest entity; however, New Valley is not the primary beneficiary. The Company's maximum exposure on its investment in MS/WG 1107 Broadway Holdings LLC is $5,489 at March 31, 2012.

Hotel Taiwana. In October 2011, New Valley invested $2,658 for an approximate 17.39% interest in Hill Street Partners LLP ("Hill"). Hill purchased a 37% interest in Hill Street SEP ("Hotel Taiwana") which owns a hotel located in St. Barts, French West Indies. The hotel consists of 30 suites, 6 pools, a restaurant, lounge and gym. The purpose of the investment is to renovate and the sell the hotel in its entirety or as hotel-condos. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. The Company’s maximum exposure to loss as a result of its investment in Hotel Taiwana is $2,658 at March 31, 2012.

NV SOCAL LLC. On October 28, 2011, a newly-formed joint venture, between affiliates of New Valley and Winthrop Realty Trust, entered into an agreement with Wells Fargo Bank to acquire a $117,900 C-Note (the “C-Note”) for a purchase price of $96,700.  The C-Note is the most junior tranche of a $796,000 first mortgage loan originated in July 2007 which is collateralized by a 31 property portfolio of office properties situated throughout southern California, consisting of approximately 4.5 million square feet.  The C-Note bears interest at a rate per annum of LIBOR plus 310 basis points, requires payments of interest only prior to maturity and matures on August 9, 2012.  On November 3, 2011, New Valley invested $25,000 for an approximate 26% interest in the joint venture. In January 2012, the joint venture entered into a Master Repurchase and Securities contract with BSSF CABI LLC, an affiliate of Blackstone Real Estate Debt Strategies. This transaction secured $40,000 through a non-recourse repurchase facility and all proceeds after expenses (approximately $38,100) were distributed to Winthrop Realty Trust. This distribution increased the Company's ownership interest to approximately 42.19% in the joint venture.

The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded an equity loss of $248

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

for the three months ended March 31, 2012. The Company’s maximum exposure to loss as a result of its investment in NV SOCAL LLC is $24,846 at March 31, 2012.

HFZ East 68th Street. In December 2011, New Valley invested $7,000 for an approximate 18% interest in a condominium conversion project. The building is a 12-story, 105,000 square foot residential rental building located on 68th Street between Fifth Avenue and Madison Avenue in Manhattan, NY. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. The Company’s maximum exposure to loss as a result of its investment in HFZ East 68th Street is $7,000.

Consolidated real estate investments:

Aberdeen Townhomes LLC. In February 2011, Aberdeen sold one of its two remaining townhomes for $11,635 and recorded a gain on sale of townhome of $3,135 for the three months ended March 31, 2011 . The remaining townhome was sold in June 2011.

Investment in Escena. The components of the Company's investment in Escena are as follows:

	March 31, 2012	December 31, 2011
Land and land improvements	$11,245	$11,245
Building and building improvements	1,525	1,525
Other	1,237	1,208
	14,007	13,978
Less accumulated depreciation	(771)	(698)
	$13,236	$13,280

The Company recorded operating income of approximately $610 and $467 for the three months ended March 31, 2012 and 2011, respectively, from its investment in Escena.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

8.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of March 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$162,649	$162,649	$—	$—
Certificates of deposit	2,231	—	2,231	—
Bonds	4,308	4,308	—	—
Investment securities available for sale	65,242	60,577	4,665	—
Warrants (1)	1,319	—	—	1,319
Total	$235,749	$227,534	$6,896	$1,319

Liabilities:
Fair value of derivatives embedded within convertible debt	$154,555	$—	$—	$154,555
______________________________

(1)
Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $1,248 as of March 31, 2012 and are included in "Other assets". The company recognized a loss of $642 for the three months ended March 31, 2012 related to the change in fair value.

	Fair Value Measurements as of December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$194,259	$194,259	$—	$—
Certificates of deposit	2,206	—	2,206	—
Bonds	4,573	4,573	—	—
Investment securities available for sale	76,486	70,884	5,602	—
Warrants (1)	1,962	—	—	1,962
Total	279,486	269,716	7,808	1,962

Liabilities:
Fair value of derivatives embedded within convertible debt	$133,500	$—	$—	$133,500
______________________________

(1)	Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $1,890 as of December 31, 2011 and are included in "Other assets".

The fair value of investment securities available for sale included in Level 1 is based on quoted market prices

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

from various stock exchanges. The Level 2 investment securities available for sale were not registered and do not have direct market quotes.

The fair value of derivatives embedded within convertible debt was $154,555 and $142,067 as of March 31, 2012 and 2011, respectively. The fair value of derivatives embedded within convertible debt was derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt and unsecured to subordinated debt to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt are presented on the Condensed Consolidated Statements of Operations.

The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt.  The interest rate component of the value of the embedded derivative is computed by comparing the yield on the Company's 11% Senior Secured Notes to the average difference in interest yields on unsecured, subordinated debt and comparable risk-free investments. Thus, the yields of the Company's 11% Senior Secured Notes, unsecured and subordinated debt and the comparable risk-free investments all affect the discount rate used to compute the value of embedded derivatives.

The Company recognized charges of $21,057 and $575 for the three months ended March 31, 2012 and 2011, respectively.

The fair value of the warrants was derived using the Black-Scholes model and has been classified as Level 3. The assumptions used under the Black-Scholes model in computing the fair value of the warrants are based on contractual term of the warrants, volatility of the underlying stock based on the historical quoted prices of the underlying stock, assumed future dividend payments and a risk-free rate of return.

The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at March 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Range (Actual)

Warrants	$1,319	Option model	Stock price	$1.78
			Exercise price	$1.68
			Term (in years)	4.6
			Volatility	93.81%
			Dividend rate	—
			Risk-free return	0.94%

Fair value of derivatives embedded within convertible debt	154,555	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Yield to worst call on the Company's Senior Secured Notes	5.57%
			Average spread of unsecured debt	1.26%
			Average spread of subordinated debt	1.46%
			Discount rate	7.75% - 8.75% (8.25%)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at December 31, 2011:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2011	Valuation Technique	Unobservable Input	Range (Actual)

Warrants	$1,962	Option model	Stock price	$2.48
			Exercise price	$1.68
			Term (in years)	4.9
			Volatility	94.12%
			Dividend rate	—
			Risk-free return	0.83%

Fair value of derivatives embedded within convertible debt	133,500	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Yield to worst call on the Company's senior secured notes	9.33%
			Average spread of unsecured debt	1.49%
			Average spread of subordinated debt	1.89%
			Discount rate	12% - 13% (12.5%)

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of March 31, 2012 and 2011, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.	SEGMENT INFORMATION

The Company's significant business segments for the three months ended March 31, 2012 and 2011 were Tobacco and Real Estate.  The Tobacco segment consists of the manufacture and sale of cigarettes.  The Real Estate segment includes the Company's investment in Escena, Aberdeen and investments in non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company's operations before taxes for the three months ended March 31, 2012 and 2011 follows:

		Real	Corporate
	Tobacco	Estate	and Other	Total
Three months ended March 31, 2012
Revenues	$257,606	$—	$—	$257,606
Operating income (loss)	37,515	521	(4,590)	33,446
Equity income from non-consolidated real estate businesses	—	2,863	—	2,863
Depreciation and amortization	2,495	85	191	2,771
Capital expenditures	1,442	41	760	2,243

Three months ended March 31, 2011
Revenues	$260,378	$—	$—	$260,378
Operating income (loss)	36,425	157	(5,106)	31,476
Equity income from non-consolidated real estate businesses	—	4,904	—	4,904
Depreciation and amortization	1,998	80	581	2,659
Capital expenditures	2,626	33	2	2,661

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to Securities and Exchange Commission Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered”. Each of the subsidiary guarantors are 100% owned, directly or indirectly, by the Company. The guarantees are subject to certain automatic release provisions. Relief from the financial statement requirements under Rule 3-10 is being provided because the Company's guarantee release provisions are considered customary pursuant to Section 2510.5 of the SEC Division of Corporation Finance Financial Reporting Manual. The Company's investments in its consolidated subsidiaries are presented under the equity method of accounting.

Certain revisions have been made to the Company's Condensed Consolidating Statement of Operations for the three months ended March 31, 2011 to conform to the 2012 presentation. For the period ended March 31, 2011, the revisions increased parent “Income tax benefit (expense)” by $6,713 and parent "Equity income in consolidated subsidiaries” by $6,322 and decreased parent “Gain on investment securities available for sale” by $13,035. The revisions increased subsidiary guarantors' "Gain on investment securities available for sale” by $13,035 and decreased subsidiary guarantors' "Income tax benefit (expense)" by $6,713.

Certain revisions have been made to the Company's Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2011 to conform to the 2012 presentation. The revisions increased parent “Net cash provided by (used in) operating activities” by $17,792 and "Purchase of investment securities" by $1,788 and decreased parent “Sale or maturity of investment securities” by $17,792 and "Investment in subsidiaries" by $1,788. The revisions increased subsidiary guarantors' "Sale or maturity of investment securities" by $17,792 and "Capital contributions received" by $1,788 and decreased subsidiary guarantors' "Purchase of investment securities" by $1,788 and “Intercompany dividends paid” by $17,792.

The Company's consolidated financial information as of and for the three months ended March 31, 2011 has not changed. The Company does not believe these revisions are material to the consolidating financial information for the three months ended March 31, 2011 or any prior periods' consolidating financial information.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		March 31, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$191,537	$27,274	$740	$—	$219,551
Investment securities available for sale	40,726	24,516	—	—	65,242
Accounts receivable - trade	—	10,811	1	—	10,812
Intercompany receivables	149	—	—	(149)	—
Inventories	—	108,682	1	—	108,683
Deferred income taxes	39,956	3,186	—	—	43,142
Income taxes receivable, net	25,020	21,755	—	(36,643)	10,132
Restricted assets	—	1,474	—	—	1,474
Other current assets	610	3,693	197	—	4,500
Total current assets	297,998	201,391	939	(36,792)	463,536
Property, plant and equipment, net	2,023	54,019	—	—	56,042
Investment in Escena, net	—	—	13,236	—	13,236
Long-term investments accounted for at cost	4,777	—	898	—	5,675
Long-term investments accounted for under the equity method	24,431	—	—	—	24,431
Investments in non- consolidated real estate businesses	—	—	124,292	—	124,292
Investments in consolidated subsidiaries	227,968	—	—	(227,968)	—
Restricted assets	1,890	6,450	—	—	8,340
Deferred income taxes	18,826	5,459	5,868	—	30,153
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	10,421	—	—	10,421
Other assets	26,928	15,517	—	—	42,445
Total assets	$604,841	$400,768	$145,233	$(264,760)	$886,082
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$15,987	$8,351	$146	$—	$24,484
Current portion of fair value of derivatives embedded within convertible debt	106,191	—	—	—	106,191
Current portion of employee benefits	—	2,706	—	—	2,706
Accounts payable	282	4,236	118	—	4,636
Intercompany payables	—	149	—	(149)	—
Accrued promotional expenses	—	15,891	—	—	15,891
Income taxes payable, net	—	—	43,350	(36,643)	6,707
Accrued excise and payroll taxes payable, net	—	18,942	—	—	18,942
Litigation accruals and current payments due under the Master Settlement Agreement	—	86,536	—	—	86,536
Deferred income taxes	27,948	2,962	—	—	30,910
Accrued interest	9,475	—	—	—	9,475
Other current liabilities	3,745	7,116	608	—	11,469
Total current liabilities	163,628	146,889	44,222	(36,792)	317,947
Notes payable, long-term debt and other obligations, less current portion	482,699	17,198	179	—	500,076
Fair value of derivatives embedded within convertible debt	48,364	—	—	—	48,364
Non-current employee benefits	23,340	22,825	—	—	46,165
Deferred income taxes	18,407	31,298	3,041	—	52,746
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,072	51,654	727	—	53,453
Total liabilities	737,510	269,864	48,169	(36,792)	1,018,751
Commitments and contingencies
Stockholders' deficiency	(132,669)	130,904	97,064	(227,968)	(132,669)
Total liabilities and stockholders' deficiency	$604,841	$400,768	$145,233	$(264,760)	$886,082

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$238,262	$2,488	$173	$—	$240,923
Investment securities available for sale	50,401	26,085	—	—	76,486
Accounts receivable - trade	—	24,869	—	—	24,869
Intercompany receivables	64	—	—	(64)	—
Inventories	—	109,228	—	—	109,228
Deferred income taxes	39,883	3,068	—	—	42,951
Income taxes receivable, net	47,484	4,984	—	(42,915)	9,553
Restricted assets	—	1,474	—	—	1,474
Other current assets	565	3,498	194	—	4,257
Total current assets	376,659	175,694	367	(42,979)	509,741
Property, plant and equipment, net	1,345	55,211	—	—	56,556
Investment in Escena, net	—	—	13,280	—	13,280
Long-term investments accounted for at cost	4,777	—	898	—	5,675
Long-term investments accounted for under the equity method	16,499	—	—	—	16,499
Investments in non- consolidated real estate businesses	—	—	124,469	—	124,469
Investments in consolidated subsidiaries	211,219	—	—	(211,219)	—
Restricted assets	2,161	7,465	—	—	9,626
Deferred income taxes	18,564	6,412	6,041	—	31,017
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	10,047	—	—	10,047
Other assets	28,108	15,239	—	—	43,347
Total assets	$659,332	$377,579	$145,055	$(254,198)	$927,768
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$16,052	$34,651	$141	$—	$50,844
Current portion of fair value of derivatives embedded within convertible debt	84,485	—	—	—	84,485
Current portion of employee benefits	—	2,690	—	—	2,690
Accounts payable	1,040	8,321	171	—	9,532
Intercompany payables	—	64	—	(64)	—
Accrued promotional expenses	—	17,056	—	—	17,056
Income taxes payable, net	6,597	—	42,915	(42,915)	6,597
Accrued excise and payroll taxes payable, net	—	17,992	—	—	17,992
Litigation accruals and current payments due under the Master Settlement Agreement	—	52,725	—	—	52,725
Deferred income taxes	32,558	3,327	—	—	35,885
Accrued interest	20,888	—	—	—	20,888
Other current liabilities	6,683	9,079	742	—	16,504
Total current liabilities	168,303	145,905	43,969	(42,979)	315,198
Notes payable, long-term debt and other obligations, less current portion	479,199	13,941	216	—	493,356
Fair value of derivatives embedded within convertible debt	49,015	—	—	—	49,015
Non-current employee benefits	23,023	22,959	—	—	45,982
Deferred income taxes	27,970	30,135	2,537	—	60,642
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	852	51,010	743	—	52,605
Total liabilities	748,362	263,950	47,465	(42,979)	1,016,798
Commitments and contingencies
Stockholders' deficiency	(89,030)	113,629	97,590	(211,219)	(89,030)
Total liabilities and stockholders' deficiency	$659,332	$377,579	$145,055	$(254,198)	$927,768

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$257,606	$—	$—	$257,606
Expenses:
Cost of goods sold	—	200,181	—	—	200,181
Operating, selling, administrative and general expenses	6,261	18,204	(486)	—	23,979
Management fee expense	—	2,291	—	(2,291)	—
Operating (loss) income	(6,261)	36,930	486	2,291	33,446
Other income (expenses):
Interest expense	(24,909)	(1,336)	(7)	—	(26,252)
Changes in fair value of derivatives embedded within convertible debt	(21,057)	—	—	—	(21,057)
Gain on extinquishment of debt	2	—	—	—	2
Equity income from non-consolidated real estate businesses	—	—	2,863	—	2,863
Equity loss on long-term investments	(114)	—	—	—	(114)
Equity income in consolidated subsidiaries	24,618	—	—	(24,618)	—
Management fee income	2,291	—	—	(2,291)	—
Other, net	(97)	27	—	—	(70)
(Loss) income before provision for income taxes	(25,527)	35,621	3,342	(24,618)	(11,182)
Income tax benefit (expense)	17,837	(13,233)	(1,112)	—	3,492
Net (loss) income	(7,690)	22,388	2,230	(24,618)	(7,690)
Comprehensive (loss) income	$(12,033)	$21,764	$2,230	$(23,994)	$(12,033)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$260,378	$—	$—	$260,378
Expenses:
Cost of goods sold	—	205,177	—	—	205,177
Operating, selling, administrative and general expenses	6,330	17,552	(157)	—	23,725
Management fee expense	—	2,208	—	(2,208)	—
Operating (loss) income	(6,330)	35,441	157	2,208	31,476
Other income (expenses):
Interest expense	(24,486)	(433)	(9)	—	(24,928)
Changes in fair value of derivatives embedded within convertible debt	(575)	—	—	—	(575)
Equity income from non-consolidated real estate businesses	—	—	4,904	—	4,904
Equity income on long-term investments	763	—	—	—	763
Gain on sale of investment securities available for sale	—	13,035	—	—	13,035
Gain on liquidation of long-term investment	4,136	—	—	—	4,136
Gain on sale of townhome	—	—	3,135	—	3,135
Equity income in consolidated subsidiaries	33,980	—	—	(33,980)	—
Management fee income	2,208	—	—	(2,208)	—
Other, net	66	10	—	—	76
Income before provision for income taxes	9,762	48,053	8,187	(33,980)	32,022
Income tax benefit (expense)	9,611	(18,985)	(3,275)	—	(12,649)
Net income	19,373	29,068	4,912	(33,980)	19,373
Comprehensive income	$14,850	$24,631	$4,912	$(29,543)	$14,850

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash (used in) provided by operating activities	$(7,184)	$53,892	$2,682	$(8,814)	$40,576
Cash flows from investing activities:
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in non-consolidated real estate businesses	—	—	(25)	—	(25)
Distributions from non-consolidated real estate businesses	—	—	740	—	740
Increase in cash surrender value of life insurance policies	(425)	(47)	—	—	(472)
Decrease in restricted assets	271	1,015	—	—	1,286
Issuance of notes receivable	(43)	—	—	—	(43)
Investments in subsidiaries	(658)	—	—	658	—
Proceeds from sale of fixed assets	—	11	—	—	11
Capital expenditures	(759)	(1,442)	(42)	—	(2,243)
Net cash (used in) provided by investing activities	(6,614)	(463)	673	658	(5,746)
Cash flows from financing activities:
Proceeds from debt issuance	—	9,870	—	—	9,870
Deferred financing costs	—	(150)	—	—	(150)
Repayments of debt	—	(11,494)	(32)	—	(11,526)
Borrowings under revolver	—	236,595	—	—	236,595
Repayments on revolver	—	(258,064)	—	—	(258,064)
Capital contributions received	—	600	58	(658)	—
Intercompany dividends paid	—	(6,000)	(2,814)	8,814	—
Dividends and distributions on common stock	(32,975)	—	—	—	(32,975)
Proceeds from exercise of Vector options	44	—	—	—	44
Tax benefit of options exercised	4	—	—	—	4
Net cash (used in) provided by financing activities	(32,927)	(28,643)	(2,788)	8,156	(56,202)
Net (decrease) increase in cash and cash equivalents	(46,725)	24,786	567	—	(21,372)
Cash and cash equivalents, beginning of period	238,262	2,488	173	—	240,923
Cash and cash equivalents, end of period	$191,537	$27,274	$740	$—	$219,551

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$10,006	$49,780	$595	$(59,827)	$554
Cash flows from investing activities:
Sale of investment securities	—	17,792	—	—	17,792
Purchase of investment securities	—	(1,788)	—	—	(1,788)
Proceeds from sale of or liquidation of long-term investments	8,886	—	—	—	8,886
Investments in non-consolidated real estate businesses	—	—	(1,672)	—	(1,672)
Proceeds from sale of townhome	—	—	11,635	—	11,635
Distributions from non-consolidated real estate businesses	—	—	2,165	—	2,165
Increase in cash surrender value of life insurance policies	(286)	(119)	—	—	(405)
Decrease in restricted assets	543	48	240	—	831
Issuance of notes receivable	(91)	—	—	—	(91)
Investments in subsidiaries	(2,328)	—	—	2,328	—
Capital expenditures	(11)	(2,617)	(33)	—	(2,661)
Net cash provided by investing activities	6,713	13,316	12,335	2,328	34,692
Cash flows from financing activities:
Proceeds from debt issuance	6	54	373	—	433
Deferred financing costs	—	—	—	—	—
Repayments of debt	—	(1,038)	(406)	—	(1,444)
Borrowings under revolver	—	216,843	—	—	216,843
Repayments on revolver	—	(244,076)	—	—	(244,076)
Capital contributions received	—	2,288	40	(2,328)	—
Intercompany dividends paid	—	(47,592)	(12,235)	59,827	—
Dividends and distributions on common stock	(31,076)	—	—	—	(31,076)
Tax benefits from exercise of Vector options and warrants	665	—	—	—	665
Net cash (used in) provided by financing activities	(30,405)	(73,521)	(12,228)	57,499	(58,655)
Net (decrease) increase in cash and cash equivalents	(13,686)	(10,425)	702	—	(23,409)
Cash and cash equivalents, beginning of period	283,409	16,214	202	—	299,825
Cash and cash equivalents, end of period	$269,723	$5,789	$904	$—	$276,416

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

All of our tobacco operation's unit sales volume in 2011 and for the first three months of 2012 was in the discount segment, which management believes has been the primary growth segment in the industry for more than a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.

Our tobacco subsidiaries' cigarettes are produced in approximately 118 combinations of length, style and packaging. Liggett's current brand portfolio includes:

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

In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT's unit volume was 8.5% for the three months ended March 31, 2012 and 8.7% of Liggett's unit volume for the year ended December 31, 2011. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX's unit volume was 11.4% of Liggett's unit volume for the three months ended March 31, 2012 and 12.7% for the year ended December 31, 2011. In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett's family of brands with 59.7% of Liggett's unit volume for the three months ended March 31, 2012 and 56.4% for the year ended December 31, 2011.

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

Recent Developments

New Valley Oaktree Chelsea Eleven, LLC. As of March 31, 2012, 52 of the 54 residential units were closed. In April 2012, Chelsea closed on the two remaining residential units. In April 2012, we received a distribution of $7,604 from the sale of the two remaining residential units.

We received net distributions of $715 and $1,393 from New Valley Oaktree Chelsea Eleven LLC for the three months ended March 31, 2012 and 2011, respectively. New Valley recorded equity income of $1,667 and $1,500 for the three months ended March 31, 2012 and 2011, respectively.

NV SOCAL LLC. On October 28, 2011, a newly-formed joint venture, between affiliates of New Valley LLC and Winthrop Realty Trust, entered into an agreement with Wells Fargo Bank to acquire a $117,900 C-Note (the “C-Note”) for a purchase price of $96,700.  The C-Note is the most junior tranche of a $796,000 first mortgage loan originated in July 2007 which is collateralized by a portfolio of 31 office properties situated throughout southern California, consisting of approximately 4.5 million square feet.  The C-Note bears interest at a rate per annum of LIBOR plus 310 basis points, requires payments of interest only and matures on August 9, 2012.  In November 2011, New Valley invested $25,000 for an approximate 26% interest in the joint venture. In January 2012, the joint venture entered into a Master Repurchase and Securities contract with BSSF CABI LLC, an affiliate of Blackstone Real Estate Debt Strategies. This transaction secured $40,000 through a non-recourse repurchase facility (the "Facility") and 100% of the approximately $38,100 proceeds after expenses were distributed to Winthrop Realty. This distribution increased our ownership interest to approximately 42.19% in the joint venture. New Valley recorded an equity loss of $248 for the three months ended March 31, 2012.

Fifty Third-Five Building LLC.  In 2010, New Valley, through its NV 955 LLC subsidiary, contributed $18,000 to a joint venture, Fifty Third-Five Building LLC (“JV”), of which it owns 50%.  In 2010, the JV acquired a defaulted real estate loan, collateralized by real estate located in New York City for approximately $35,500.  The previous lender had commenced proceedings seeking to foreclose its mortgage. Upon acquisition of the loan, the JV succeeded to the rights of the previous lender in the litigation.  In April 2011, the court granted the JV's motion for summary judgment, dismissing certain substantive defenses raised by the borrower and the other named parties. Thereafter, the borrower challenged the validity of the assignment from the previous lender to the JV. In February 2012, the court affirmed the validity of the assignment and its decision to grant summary judgment. Foreclosure proceedings are continuing.

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
As of March 31, 2012, there were approximately 5,727 Engle progeny cases, 36 individual suits, five purported class actions and one healthcare cost recovery action pending in the United States in which Liggett or us, or both, were named as a defendant. As of March 31, 2012, 11 Engle progeny cases involving Liggett have resulted in verdicts, exclusive of the Lukacs case. Six verdicts were returned in favor of the plaintiffs and five were returned in favor of Liggett. As of March 31, 2012, 39 alleged Engle progeny cases, where Liggett is currently named as a defendant, were scheduled for trial through March 31, 2013.

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
Engle Progeny Cases.  In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court's July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court's reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and us have been named in 5,727 Engle progeny cases in both federal (2,734 cases) and state (2,993 cases) courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. These cases include approximately 7,911 plaintiffs. The number of state court Engle progeny cases may increase as multi-plaintiff cases continue to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2011. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

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

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three months ended March 31, 2012 and 2011 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes our investment in Escena, Aberdeen and investments in non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues:
Tobacco	$257,606	$260,378
Operating income (loss):
Tobacco	$37,515	$36,425
Real Estate	521	157
Corporate and other	(4,590)	(5,106)
Total operating income	$33,446	$31,476

Three Months Ended March 31, 2012 Compared to Three Months ended March 31, 2011

Revenues. All of our revenues were from the Tobacco segment for the first quarter of 2012 and 2011. Liggett increased the list price of PYRAMID by $1.30 per carton in January 2011 and $1.10 per carton in August 2011. Liggett increased the list price of LIGGETT SELECT, EVE, and GRAND PRIX by $0.80 per carton on October 31, 2011. The list price of LIGGETT SELECT and EVE also increased by $1.00 per carton in June 2011. The list price of GRAND PRIX also increased by $1.10 per carton in June 2011.

All of our sales in 2012 and 2011 were in the discount category. For the three months ended March 31, 2012, revenues were $257,606 compared to $260,378 for the three months ended March 31, 2011. Revenues declined by 1.1% ($2,772) due to an unfavorable sales volume of $14,430 (approximately 113.0 million units) offset by a favorable price variance of $11,658 primarily related to increases in price of the PYRAMID brand.

Cost of Goods Sold. Our cost of goods sold declined from $205,177 for the three months ended March 31, 2011 to $200,181 for the three months ended March 31, 2012. The major components of our cost of goods sold are federal excise taxes, expenses under the MSA, FDA legislation and tobacco buyout, which are variable costs based on the number of units sold, and tobacco and other manufacturing costs, which are fixed and variable costs. Federal excise taxes declined from $127,634 for the three months ended March 31, 2011 to $121,925 for the three months ended March 31, 2012 as a result of decreased unit sales volume of 4.5%. Tobacco and other manufacturing costs were $30,575 and $30,557 for the three months ended March 31, 2012 and 2011, respectively. Expenses under the MSA were $33,668 and $33,643 for the three months ended March 31, 2012 and 2011, respectively.

Tobacco Gross Profit. Tobacco gross profit was $57,425 for the three months ended March 31, 2012 compared to $55,201 for the three months ended March 31, 2011. This represented an increase of $2,224 (4.0%) from the 2011 period. This increase was due primarily to higher selling prices partially offset by lower volumes. As a percentage of revenues (excluding federal excise taxes), Tobacco gross profit declined to 42.3% in the 2012 period compared to gross profit of 41.6% in the 2011 period due to higher prices.

Expenses. Operating, selling, administrative and general expenses were $23,979 for the three months ended March 31, 2012 compared to $23,725 for the same period last year, an increase of $254 (1.1%). Tobacco expenses were $19,910 for the three months ended March 31, 2012 compared to $18,776 for the same period in the prior year. This is an increase of $1,134, which was primarily the result of higher expenses due to an increase in sales force headcount over the last twelve months. Tobacco product liability legal expenses and other litigation costs were $1,961 and $1,969 for the three months ended March 31, 2012 and 2011, respectively. Expenses at the corporate level were $4,590 and $5,106 for the three months ended March 31, 2012 and 2011, respectively.

Operating income. Operating income was $33,446 for the three months ended March 31, 2012 compared to $31,476 for the same period last year, an increase of $1,970 (6.3%). Tobacco segment operating income increased from $36,425 in 2011 to $37,515 in 2012 primarily due to higher sales prices in 2011. The real estate segment operating income was $521 and $157 for the three months ended March 31, 2012 and 2011, respectively, related primarily to Escena's operations.

Other income (expenses). Other expenses were $44,628 for the three months ended March 31, 2012 compared to income of $546 for the same period last year. For the three months ended March 31, 2012, other expenses primarily consisted of interest expense of $26,252, charges of $21,057 for changes in fair value of derivatives embedded within convertible debt, an equity loss on long-term investments of $114 and other expenses of $70 . The expenses were offset by equity income on non-consolidated real estate businesses of $2,863 and a gain of $2 on the extinguishment of long-term debt. For the three months ended March 31, 2011, other income primarily consisted of a realized gain on investments held for sale of $13,035, a realized gain on liquidation of long-term investment of $4,136, a realized gain on sale of townhome of $3,135, equity income on non-consolidated real estate businesses of $4,904, equity income on long-term investments of $763 and interest and other income of $76. This income was offset by interest expense of $24,928 and charges of $575 for changes in fair value of derivatives embedded within convertible debt.

The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt.  The interest rate component of the value of the embedded derivative is computed by comparing the yield on our 11% Senior Secured Notes to the average difference in interest yields on unsecured and subordinated debt.  The interest rate component declined from 12.5% at December 31, 2011 to 8.25% at March 31, 2012.  The decline was primarily due to the prices of our 11% Senior Secured Notes increasing and a shortened duration of the Notes at March 31, 2012 compared to December 31, 2011.  These changes caused the yield (computed on a yield to worst call basis) to decline from approximately 9.3% to approximately 5.6%.  Further, the spread between the yield on subordinated debt and comparable risk free investments declined from approximately 3.4% to approximately 2.7% for the three months ended March 31, 2012.  These changes significantly reduced the discount rate of future cash flows used to compute the embedded derivative.  Thus, improvements in debt markets caused us to recognize a charge of $21,057 related to increases in the embedded derivative for the three months ended March 31, 2012.  The loss of $575 from the embedded derivatives in the three months ended March 31, 2011 , was primarily the result of declining spreads (from approximately 3.3% to approximately 2.7%) between corporate convertible debt and risk free investments offset by interest payments during the period.

(Loss) income before income taxes. Loss before income taxes for the three months ended March 31, 2012 was $11,182 compared to income before income taxes of $32,022 for the three months ended March 31, 2011.

Income tax provision. The income tax benefit was $3,492 for the three months ended March 31, 2012 compared to an expense of $12,649 for the three months ended March 31, 2011. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the three months ended March 31, 2012, our income tax benefit was reduced by an out-of-period adjustment of $757. The out-of-period adjustment resulted from a non-accrual of a non-deductible expense related to permanent difference for income taxes in the fourth quarter of 2011. We assessed the materiality of this error on all previously issued financial statements and concluded that the error was immaterial to all previously issued financial statements. The impact of correcting this error in the current year is not expected to be material to our 2012 consolidated financial statements.

Liquidity and Capital Resources

Net cash and cash equivalents decreased $21,372 and $23,409 for the three months ended March 31, 2012 and 2011, respectively.

Net cash provided from operations was $40,576 and $554 for the three months ended March 31, 2012 and 2011, respectively. The change related to increased operating income in the 2012 period, a reduction of accounts receivable in 2012 compared to an increase in 2011 and an increase in inventory in the 2011 period. In 2011, Liggett extended terms on PYRAMID sales by five days and this program has continued in 2012. The initiation of longer terms for PYRAMID increased trade accounts receivable by $15,032 in the 2011 period. Trade accounts receivable declined by $14,057 for the three months ended March 31, 2012 due to the timing of revenues in March 2012 compared to December 2011. The changes related to trade accounts receivable increased cash flow from operations by $29,089 in the 2012 period as compared to the 2011 period.

Cash used for investing activities was $5,746 for the three months ended March 31, 2012 compared to cash provided by investing activities of $34,692 for the three months ended March 31, 2011. In the first three months of 2012, cash used for investing activities was for the purchase of long-term investments of $5,000, capital expenditures of $2,243, an increase in cash surrender value of corporate-owned life insurance policies of $472, the issuance of notes receivable of $43 and investments in non-consolidated real estate businesses of $25. This was offset by decrease in non-current restricted assets of $1,286, distributions from non-consolidated real estate businesses of $740 and the proceeds from the sale of fixed assets of $11. In the first three months of 2011, cash provided by investing activities was from the proceeds from the sale or maturity of investment securities of $17,792, proceeds from the sale or liquidation of long-term investments of $8,886, distributions from non-consolidated real estate businesses of $2,165, proceeds from the sale of townhome of $11,635 and the decrease in non-current restricted assets of $831 offset by cash used for the purchase of investment securities of $1,788, investments in non-consolidated real estate businesses of $1,672, capital expenditures of $2,661, an increase in cash surrender value of corporate- owned life insurance policies of $405 and the issuance of notes receivable of $91.

Cash used in financing activities was $56,202 and $58,655 for the three months ended March 31, 2012 and 2011, respectively. In the first three months of 2012, cash was used for distributions on common stock of $32,975, net repayments of debt under the revolver of $21,469 , repayment of debt of $11,526 and deferred financing costs of $150.

This was offset by proceeds from debt issuance of $9,870, proceeds from the exercise of Vector options of $44, and tax benefit of options exercised of $4. In the first three months of 2011, cash was primarily used for distributions on common stock of $31,076, net repayments of debt under the revolver of $27,233 and repayment of debt of $1,444 offset by proceeds from debt issuance of $433 and tax benefit of options exercised of $665.

Liggett Credit Facility. In February 2012, Liggett and Wells Fargo Bank, National Association ("Wells Fargo") renewed the $50,000 credit facility (the "Credit Facility") through February 2015. The Credit Facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. The Credit Facility expires on March 8, 2015, subject to automatic renewal for additional one-year periods unless a notice of termination is given by Liggett at least 30 days prior to such date or the anniversary of such date.

Prime rate loans under the Credit Facility bear interest at a rate equal to the prime rate of Wells Fargo and Eurodollar rate loans bear interest at a rate equal to 2.0% more than Wells Fargo's adjusted Eurodollar rate. The Credit Facility contains covenants that provide that Liggett's earnings before interest, taxes, depreciation and amortization, as defined under the Credit Facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett's Excess Availability, as defined under the Credit Facility, is less than $20,000. The covenants also require that annual Capital Expenditures, as defined under the Credit Facility (before a maximum carryover amount of $2,500), shall not exceed $15,000 during any fiscal year. Liggett had future machinery and equipment purchase commitments of $2,637 at March 31, 2012.

Liggett Term Loan Under Credit Facility. On February 21, 2012, Wells Fargo, as successor-in-interest to Wachovia Bank, National Association, amended and restated the existing $5,600 term loan (the “Term Loan”) made to 100 Maple LLC (“Maple”), a subsidiary of Liggett, within the commitment under the Credit Facility. In connection with the amendment and restatement the maturity date of the Term Loan was extended to March 1, 2015 and the outstanding principal amount was paid down to $4,425. The Term Loan bears an interest rate equal to 1.75% more than Wells Fargo's adjusted Eurodollar rate. Monthly payments of $25 are due under the Term Loan from March 1, 2012 to February 1, 2015 ($885 in total) with the balance of $3,540 due at maturity on March 1, 2015.

The Term Loan is collateralized by the existing collateral securing the Credit Facility, including, without limitation, certain real property owned by Maple. The Term Loan did not increase the $50,000 borrowing amount of the Credit Facility, but did increase the outstanding amounts under the Credit Facility by the amount of the term loan and proportionately reduces the maximum borrowing availability under the Credit Facility.

As of March 31, 2012, $4,402 was outstanding. Availability as determined under the Credit Facility was approximately $45,600 based on eligible collateral at March 31, 2012. At March 31, 2012, management believed that Liggett was in compliance with all covenants under the Credit Facility; Liggett's EBITDA, as defined, were approximately $150,599 for the twelve months ended March 31, 2012.

In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $24,835 of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict was affirmed on appeal and Liggett paid $14,361 in June 2010. To date, six other verdicts have been entered in Engle progeny cases against Liggett in the total amount of approximately $6,100, three of which have been affirmed on appeal. It is possible that additional cases could be decided unfavorably. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 5 to our condensed consolidated financial statements and “Legislation and Regulation” below for a description of litigation, legislation and regulation.

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

Senior Secured Notes. We have a total of $415,000 principal amount of the Senior Secured Notes outstanding.
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

	Indenture	March 31,	December 31,
Covenant	Requirement	2012	2011
Consolidated EBITDA, as defined	$50,000	$209,969	$226,554
Leverage ratio, as defined	<3.0 to 1	0.9 to 1	0.9 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.6 to 1	0.5 to 1

We and our subsidiaries have significant indebtedness and debt service obligations. At March 31, 2012, we and our subsidiaries had total outstanding indebtedness with a total aggregate principal amount outstanding of approximately $697,401. We may be required to purchase $98,998 of our 3.875% convertible debentures on June 15, 2012. Approximately $157,530 of our 6.75% convertible debt matures in 2014 and $415,000 of our 11% senior secured notes matures in 2015. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

We believe that our cigarette operations are positive cash flow generating units and will continue to be able to sustain their operations without any significant liquidity concerns.

In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $219,600, investment securities available for sale of approximately $65,200, long-term investments with an estimated value of approximately $31,900 and availability under Liggett's credit facility of approximately $45,600 at March 31, 2012. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.  We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.

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

As of March 31, 2012, approximately $4,400 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of March 31, 2012, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $44.

In addition, as of March 31, 2012, approximately $84,200 ($256,528 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance.

Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $6,747 with approximately $225 resulting from the embedded derivative associated with our 6.75% Note due 2014, $427 resulting from the embedded derivative associated with our 6.75% exchange notes due 2014, and the remaining $6,095 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $6,960 per year.

We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in yield of our debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes our future dividend payments and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers items, including current and future dividends and the volatility of Vector's stock price.  The range of estimated fair market values of our embedded derivatives was between $151,120 and $158,131.  We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $154,555 as of March 31, 2012.  The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

We held investment securities available for sale totaling approximately $65,200 at March 31, 2012, which includes 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. carried at $24,726. In addition, we held 1,000,000 Ladenburg Thalmann Financial Services Inc. warrants carried at $1,248.

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
On June 22, 2009, the President signed into law the “Family Smoking Prevention and Tobacco Control Act” (Public Law 111-31) (the "Tobacco Control Act"). The law grants the Food and Drug Administration (“FDA”) broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero. Among other measures, the law (under various deadlines):

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
TPSAC completed its review of the use of menthol in cigarettes and issued a report with recommendations to FDA in March 2011. The report states that “removal of menthol cigarettes from the marketplace would benefit public health in the United States,” but does not expressly recommend that FDA ban menthol cigarettes. FDA is considering the report and recommendations of TPSAC and will make a determination about what future regulatory action(s), if any, it believes are warranted. A decision by FDA to ban menthol in tobacco products could have a material adverse effect on us.
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
In August 2009, several cigarette manufacturers filed a federal lawsuit against FDA challenging the constitutionality of a number of the restrictions imposed by the Tobacco Control Act, including the ban on color and graphics in advertising, the color graphic and non-graphic warning label requirement, limits on the right to make truthful statements regarding modified risk tobacco products, restrictions on the placement of outdoor advertising, and a ban on the distribution of product samples. In January 2010, a federal judge in Kentucky ruled that the regulations' ban on the use of color and graphics in certain tobacco product advertising was unconstitutional and prohibited FDA from enforcing that ban. The judge, however, let stand numerous other advertising and promotion restrictions. In March 2010, both parties appealed this decision. In May 2010, FDA issued a guidance document indicating that it intends to exercise its enforcement discretion and not commence enforcement actions based upon these provisions during the pendency of the litigation. In March 2012, a Federal appellate court reviewing the district court's decision also let stand numerous advertising and promotion restrictions, but held that the ban on the use of color and graphics in advertising was unconstitutional. We cannot predict the future course or outcome of this lawsuit.
In April 2010, a number of cigarette manufacturers filed a federal lawsuit against FDA challenging the restrictions on trade or brand names based upon First Amendment and other grounds. In May 2010, FDA issued a guidance document indicating that FDA was aware of concerns regarding the trade and brand name restrictions and is considering what changes, if any, would be appropriate to address those concerns. FDA also indicated that while the agency was considering those issues, it intended to exercise its enforcement discretion and not commence trade or brand name enforcement actions for the duration of its consideration where: (1) The trade or brand name of the cigarettes or smokeless tobacco product was registered, or the product was marketed, in the United States on or before June 22, 2009; or (2) The first marketing or registration in the United States of the tobacco product occurs before the first marketing or registration in the United States of the non-tobacco product bearing the same name; provided, however, that the tobacco and non-tobacco product are not owned, manufactured, or distributed by the same, related, or affiliated entities (including as a licensee). The lawsuit was subsequently stayed, at the request of the parties, pending FDA's evaluation of these concerns. In November 2011, FDA issued a proposal to amend its trade name restrictions. The proposal remains under consideration by the FDA. We cannot predict the future course of this proposed amendment or its potential impact on the litigation.
On June 22, 2011, FDA issued a final rule that would modify the required warnings that appear on cigarette packages and in cigarette advertisements. The rule was to become effective on September 22, 2012, and would have required each cigarette package and advertisement to bear one of nine new textual warning statements accompanied by graphic images. The warnings would appear on at least the top 50% of the front and rear panels of cigarette packages and occupy at least 20% of cigarette advertisements. In August 2011, a number of cigarette manufacturers, including Liggett, filed a federal lawsuit against FDA challenging the constitutionality of these new graphic images on First Amendment and other grounds. The manufacturers sought a preliminary injunction staying implementation of the graphic images, and other related labeling requirements, pending the court's ruling on the merits of the challenge. In November 2011, a Federal judge in the District of Columbia granted the industry's motion for a preliminary injunction, enjoining implementation of the rules for graphic images on cigarette packaging and advertising until 15 months after the court issued a final ruling in the case. FDA appealed the ruling, and on February 29, 2012, the court granted the industry's motion for summary judgment permanently enjoining implementation of FDA's graphic warnings regulation on First Amendment grounds. Should FDA ultimately issue new graphic warnings that are deemed constitutionally valid, the decision provides that such warnings would go into effect 15 months after they are issued. FDA also appealed this ruling. Both FDA appeals were consolidated and the Federal appellate court heard oral argument in April 2012. We cannot predict the ultimate outcome of this litigation or whether or how the inclusion of the new warnings, if ultimately required by FDA in new rulemaking, will impact product sales or whether it will have a material adverse effect on us.

The Tobacco Control Act requires premarket review of “new tobacco products.” A “new tobacco product” is one that was not commercially marketed in the U.S. before February 15, 2007 or that was modified after that date. In general, before a company may commercially market a “new tobacco product,” it must either (a) submit an application and obtain an order from FDA permitting the product to be marketed; or (b) submit a report and receive an FDA order finding the product to be “substantially equivalent” to a “predicate” tobacco product that was commercially marketed in the U.S. prior to February 15, 2007. A “substantially equivalent” tobacco product is one that has the “same characteristics” as the predicate or one that has “different characteristics” but does not raise “different questions of public health.”
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
Further information on the risks and uncertainties to our business include the risk factors discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.
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

Except as set forth below, there are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K for the year ended December 31, 2011. Please refer to that section for disclosures regarding the risks and uncertainties related to our business. The risk factors in the Annual Report on Form 10-K entitled “Litigation will continue to harm the tobacco industry”, “Individual tobacco-related cases have increased as a result of the Florida Supreme Court's ruling in Engle” and “Liggett may have additional payment obligations under the Master Settlement Agreement and its other settlement agreements with the states” are revised to reflect the updated information concerning the number and status of cases and other matters discussed under Note 5 to our condensed consolidated financial statements and in “Management's Discussion and Analysis of Financial Condition - Recent Developments - Tobacco Settlement Agreements”, “- Recent Developments in Legislation, Regulation and Tobacco-Related Litigation”, and “- Legislation and Regulation.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the three months ended March 31, 2012.

Item 6.    Exhibits

10.1
Second Amended and Restated Loan and Security Agreement dated as of February 21, 2012, between Wells Fargo Bank, N.A. and Liggett Group LLC (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K/A dated February 28, 2012).

10.2
Amended and Restated Term Promissory Note dated as of February 21, 2012, between Wells Fargo Bank, N.A. and 100 Maple LLC (incorporated by reference to Exhibit 10.2 in Vector's Form 8-K/A dated February 28, 2012).

10.3
Amendment to the Employment Agreement dated as of January 27, 2006 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector's Form 8-K/A dated February 28, 2012).

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

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and
Chief Financial Officer
Date:	May 3, 2012