Form 10-Q
period 2012-06-30
VECTOR GROUP LTD
filed 2012-07-31
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2012

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

At July 31, 2012, Vector Group Ltd. had 81,400,512 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2012	December 31, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$208,748	$240,923
Investment securities available for sale	68,141	76,486
Accounts receivable - trade	10,825	24,869
Inventories	105,988	109,228
Deferred income taxes	41,604	42,951
Income tax receivable, net	6,418	9,553
Restricted assets	1,475	1,474
Other current assets	5,079	4,257
Total current assets	448,278	509,741
Property, plant and equipment, net	58,277	56,556
Investment in Escena, net	13,206	13,280
Long-term investments accounted for at cost	16,367	5,675
Long-term investments accounted for under the equity method	5,552	16,499
Investments in non-consolidated real estate businesses	130,803	124,469
Restricted assets	9,678	9,626
Deferred income taxes	43,015	31,017
Intangible asset	107,511	107,511
Prepaid pension costs	10,796	10,047
Other assets	42,255	43,347
Total assets	$885,738	$927,768
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$24,246	$50,844
Current portion of fair value of derivatives embedded within convertible debt	—	84,485
Current payments due under the Master Settlement Agreement	70,304	51,174
Current portion of employee benefits	2,721	2,690
Accounts payable	4,231	9,532
Accrued promotional expenses	15,733	17,056
Income taxes payable, net	6,817	6,597
Accrued excise and payroll taxes payable, net	12,611	17,992
Litigation accruals	1,404	1,551
Deferred income taxes	28,665	35,885
Accrued interest	20,888	20,888
Other current liabilities	12,478	16,504
Total current liabilities	200,098	315,198
Notes payable, long-term debt and other obligations, less current portion	516,058	493,356
Fair value of derivatives embedded within convertible debt	120,410	49,015
Non-current employee benefits	45,137	45,982
Deferred income taxes	68,684	60,642
Payments due under the Master Settlement Agreement	51,415	49,338
Litigation accruals	1,761	1,600
Other liabilities	1,712	1,667
Total liabilities	1,005,275	1,016,798
Commitments and contingencies
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 84,981,333 and 83,022,812 shares issued and 81,400,512 and 79,441,991 shares outstanding	8,141	7,944
Additional paid-in capital	—	—
Accumulated deficit	(104,043)	(80,440)
Accumulated other comprehensive loss	(10,778)	(3,677)
Less: 3,580,821 shares of common stock in treasury, at cost	(12,857)	(12,857)
Total stockholders' deficiency	(119,537)	(89,030)
Total liabilities and stockholders' deficiency	$885,738	$927,768

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues*	$276,594	$291,180	$534,200	$551,558

Expenses:
Cost of goods sold*	211,752	231,073	411,933	436,250
Operating, selling, administrative and general expenses	23,914	22,140	47,893	45,865
Operating income	40,928	37,967	74,374	69,443

Other income (expenses):
Interest expense	(26,509)	(25,082)	(52,761)	(50,010)
Change in fair value of derivatives embedded within convertible debt	(6,003)	9,437	(27,060)	8,862
Acceleration of interest expense related to debt conversion	(7,888)	(1,217)	(7,888)	(1,217)
Equity income from non-consolidated real estate businesses	5,232	6,197	8,095	11,101
Equity (loss) income on long-term investments	(1,215)	(154)	(1,329)	609
Gain on sale of investment securities available for sale	—	1,506	—	14,541
Gain on liquidation of long-term investments	—	19,475	—	23,611
Gain on sales of townhomes	—	577	—	3,712
Other, net	583	140	515	216

Income (loss) before provision for income taxes	5,128	48,846	(6,054)	80,868
Income tax expense (benefit)	1,233	18,545	(2,259)	31,194

Net income (loss)	$3,895	$30,301	$(3,795)	$49,674

Per basic common share:

Net income (loss) applicable to common shares	$0.05	$0.38	$(0.05)	$0.62

Per diluted common share:

Net income (loss) applicable to common shares	$0.05	$0.34	$(0.05)	$0.61

Cash distributions and dividends declared per share	$0.40	$0.38	$0.80	$0.76

* Revenues and Cost of goods sold include excise taxes of $130,967, $142,934, $252,892 and $270,568, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$3,895	$30,301	$(3,795)	$49,674

Net unrealized gains on investment securities available for sale:
Change in net unrealized gains	(3,025)	(950)	(14,269)	3,420
Net unrealized (gains) reclassified into net income	—	(1,506)	—	(14,541)
Net unrealized gains on investment securities available for sale	(3,025)	(2,456)	(14,269)	(11,121)

Net unrealized (losses) gains on long-term investments accounted for under the equity method	(2,505)	(1,885)	542	(1,453)

Net change in forward contracts	17	15	32	31

Net change in pension-related amounts	871	679	1,741	1,360

Other comprehensive loss	(4,642)	(3,647)	(11,954)	(11,183)

Income tax effect on change in net unrealized gains on investment securities	1,228	380	5,793	(1,368)
Income tax effect on net unrealized gains reclassified into net income on investment securities	—	602	—	5,816
Income tax effect on change in unrealized long-term investments	1,017	756	(220)	583
Income tax effect on forward contracts	(7)	(6)	(13)	(14)
Income tax effect on pension-related amounts	(354)	(272)	(707)	(544)
Income tax benefit on other comprehensive loss	1,884	1,460	4,853	4,473

Other comprehensive loss, net of tax	(2,758)	(2,187)	(7,101)	(6,710)

Comprehensive income (loss)	$1,137	$28,114	$(10,896)	$42,964

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Total
Balance, December 31, 2011	79,441,991	$7,944	$—	$(80,440)	$(3,677)	$(12,857)	$(89,030)
Net loss	—	—	—	(3,795)	—	—	(3,795)
Pension-related minimum liability adjustments, net of income taxes	—	—	—	—	1,034	—	1,034
Forward contract adjustments, net of income taxes	—	—	—	—	19	—	19
Unrealized gain on long-term investment securities, accounted for under the equity method, net of income taxes	—	—	—	—	322	—	322
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	(8,476)	—	(8,476)
Unrealized loss on investment securities, net of income taxes	—	—	—	—	—	—	(8,476)
Total other comprehensive loss	—	—	—	—	—	—	(7,101)
Total comprehensive loss	—	—	—	—	—	—	(10,896)
Distributions and dividends on common stock	—	—	(45,909)	(19,808)	—	—	(65,717)
Note conversion, net of income taxes	1,955,425	196	44,243	—	—	—	44,439
Exercise of employee stock options	3,096	1	44	—	—	—	45
Tax benefit of employee stock options exercised	—	—	4	—	—	—	4
Amortization of deferred compensation	—	—	1,618	—	—	—	1,618
Balance, as of June 30, 2012	81,400,512	$8,141	$—	$(104,043)	$(10,778)	$(12,857)	$(119,537)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Net cash provided by operating activities	$57,829	$36,587
Cash flows from investing activities:
Sale of investment securities	—	19,703
Purchase of investment securities	(1,148)	(1,788)
Proceeds from sale or liquidation of long-term investments	72	62,219
Purchase of long-term investments	(5,000)	(10,000)
Investments in non-consolidated real estate businesses	(9,667)	(6,712)
Distributions from non-consolidated real estate businesses	6,221	2,425
Proceeds from sale of townhomes, net	—	19,629
Increase in cash surrender value of life insurance policies	(620)	(677)
(Increase) decrease in restricted assets	(53)	1,775
Issuance of notes receivable	(234)	(161)
Proceeds from sale of fixed assets	404	9
Capital expenditures	(7,394)	(4,872)
Net cash (used in) provided by investing activities	(17,419)	81,550
Cash flows from financing activities:
Proceeds from debt issuance	14,018	77
Deferred financing costs	(315)	—
Repayments of debt	(13,493)	(2,281)
Borrowings under revolver	525,350	486,298
Repayments on revolver	(532,082)	(521,995)
Dividends and distributions on common stock	(66,112)	(61,846)
Proceeds from exercise of employee stock options	45	966
Tax benefit of employee stock options exercised	4	808
Net cash used in financing activities	(72,585)	(97,973)
Net (decrease) increase in cash and cash equivalents	(32,175)	20,164
Cash and cash equivalents, beginning of period	240,923	299,825
Cash and cash equivalents, end of period	$208,748	$319,989

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

Net income for purposes of determining basic EPS was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$3,895	$30,301	$(3,795)	$49,674
Income (expense) attributable to participating securities	(79)	(639)	—	(1,033)
Net income (loss) available to common stockholders	$3,816	$29,662	$(3,795)	$48,641

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net income (loss) for purposes of determining diluted EPS was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$3,895	$30,301	$(3,795)	$49,674
Income attributable to 3.875% Variable Interest Senior Convertible Debentures	—	(95)	—	—
Expense attributable to 6.75% Variable Interest Senior Convertible Note	—	—	—	1,856
Income (expense) attributable to participating securities	(79)	(637)	—	(1,072)
Net income (loss) available to common stockholders	$3,816	$29,569	$(3,795)	$50,458

Basic and diluted EPS were calculated using the following shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted-average shares for basic EPS	79,376,192	78,394,709	79,218,365	78,305,932
Plus incremental shares related to stock options and non-vested restricted stock	193,446	659,393	—	470,702
Plus incremental shares related to convertible debt	—	6,728,285	—	3,848,489
Weighted-average shares for fully diluted EPS	79,569,638	85,782,387	79,218,365	82,625,123

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and six months ended June 30, 2012 and 2011 but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Number of stock options	N/A	157,278	2,190,133	163,772
Weighted-average exercise price	N/A	$23.69	$13.74	$23.42
Weighted-average shares of non-vested restricted stock	3,334	N/A	365,321	N/A
Weighted-average expense per share	17.98	N/A	11.40	N/A
Weighted-average number of shares issuable upon conversion of debt	17,004,017	11,144,039	17,159,342	14,087,525
Weighted-average conversion price	$14.79	$14.13	$14.80	$15.43

(d)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company's debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of the Company's stock price.  The range of estimated fair market values of the Company's embedded derivatives was between $117,824 and $123,106.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $120,410 as of June 30, 2012. At December 31, 2011, the range of estimated fair market values of the Company's embedded derivatives was between $130,917 and $136,182.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $133,500 as of December 31, 2011.  The estimated fair market value of the Company's embedded derivatives could change significantly based on future market conditions. (See Note 4.)

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

2.	INVENTORIES

Inventories consist of:

	June 30, 2012	December 31, 2011
Leaf tobacco	$68,631	$65,411
Other raw materials	3,745	3,831
Work-in-process	528	688
Finished goods	59,292	64,594
Inventories at current cost	132,196	134,524
LIFO adjustments	(26,208)	(25,296)
	$105,988	$109,228

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

anticipated requirements and are at prices, including carrying costs, established at the commitment date. At June 30, 2012, Liggett had leaf tobacco purchase commitments of approximately $15,368.

All of the Company's inventories at June 30, 2012 and December 31, 2011 have been reported under the LIFO method.

3.	LONG-TERM INVESTMENTS

Long-term investments accounted for at cost:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$15,540	$15,837	$4,776	$6,199
Real estate partnership	827	1,365	899	1,293
Investments accounted for at cost	$16,367	$17,202	$5,675	$7,492

The Company received a distribution of $207 for the three and six months ended June 30, 2012, respectively, from a real estate partnership. The Company recognized a gain of $135 for the three and six months ended June 30, 2012. The company received distributions of $53,333 and $62,219 for the three and six months ended June 30, 2011, respectively, primarily from the liquidation of two long-term investments. The Company received an additional distribution of $2,775 in July 2011. The Company recognized a gain of $19,475 and $23,611 for the three and six months ended June 30, 2011, respectively.

Long-term investment partnerships accounted for under the equity method:

	June 30, 2012	December 31, 2011
Investment partnerships	$5,552	$16,499

In January 2012, the Company invested $5,000 in an investment partnership with an underlying investment in a hedge fund. In April 2011, the Company invested $10,000 in an investment partnership with an underlying investment in a hedge fund. The Company accounted for these investments and an investment in another limited partnership under the equity method. During the second quarter the Company's ownership percentages fell below the percentage required for equity method accounting for the two investment partnerships and are now accounted for under the cost method.

The Company had an equity loss of $1,215 and $1,329 for the three and six months ended June 30, 2012, respectively, related to the limited partnerships accounted for under the equity method. The Company recorded an equity loss of $154 and equity income of $609 related to the limited partnership for the three and six months ended June 30, 2011, respectively.

The carrying value of the investments was approximately $5,552 as of June 30, 2012 which approximated the investments' fair value. The carrying value of the investments was $16,499 as of December 31, 2011 which approximated the investments' fair value.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	June 30, 2012	December 31, 2011
Vector:
11% Senior Secured Notes due 2015, net of unamortized discount of $505 and $591	$414,495	$414,409
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $33,533 and $35,704*	16,467	14,296
6.75% Variable Interest Senior Convertible Exchange Notes 2014, net of unamortized discount of $51,752 and $57,036*	55,778	50,494
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $56,725 and $82,948*	10,903	16,052
Liggett:
Revolving credit facility	14,740	21,472
Term loan under credit facility	4,327	5,689
Equipment loans	23,179	21,255
Other	415	533
Total notes payable, long-term debt and other obligations	540,304	544,200
Less:
Current maturities	(24,246)	(50,844)
Amount due after one year	$516,058	$493,356
______________________
* The fair value of the derivatives embedded within the 6.75% Variable Interest Convertible Note ($14,741 at June 30, 2012 and $16,929 at December 31, 2011, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($27,938 at June 30, 2012 and $32,086 at December 31, 2011, respectively), and the 3.875% Variable Interest Senior Convertible Debentures ($77,731 at June 30, 2012 and $84,485 at December 31, 2011, respectively) is separately classified as a derivative liability in the condensed consolidated balance sheets.

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

As of June 30, 2012, a total of $19,067 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the facility was approximately $30,933 based on eligible collateral at June 30, 2012.

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

3.875% Variable Interest Senior Convertible Debentures due 2026 - Vector:

The Company was required to mandatorily redeem 10% of the total aggregate principal amount outstanding, or $11,000, of the Company's 3.875% Variable Interest Senior Convertible Debentures due 2026 (the "Debentures") on June 15, 2011.  Other than the holders of $7 principal amount of the Debentures, who had 10% of their aggregate principal amount of Debentures mandatorily redeemed, each  holder of the notes chose to convert its pro-rata portion of the $11,000 of principal into the Company's common stock.  The Company recorded accelerated interest expense related to the converted debt of $1,217 for the three and six months ended June 30, 2011, on the conversion of the $11,000 of notes into 685,005 shares of common stock. The debt conversion resulted in a non-cash financing transaction of $10,993.

In February 2012, a holder of the Debentures converted $2 principal amount of the Debentures into 125 shares of common stock. The holders of the $98,998 principal amount of the Debentures had the option to put all of the remaining senior convertible notes on June 15, 2012. None of the Debentures were surrendered for repurchase by the Company. The holders of the Debentures next have the option to put all or part of the remaining Debentures on June 15, 2016. Accordingly, the Company reclassified the Debentures and related fair value of derivatives embedded within convertible debt from current liabilities to long-term liabilities as of June 30, 2012.

In June 2012, the holders of $31,370 principal amount of the Debentures converted $31,370 of principal into 1,955,300 shares of the Company's common stock. The Company recorded accelerated interest expense related to the converted debt of $7,888 for the three and six months ended June 30, 2012, respectively, on the conversion of the $31,372 of Debentures into 1,955,425 shares of common stock. The debt conversion resulted in a non-cash financing transaction of $31,372.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Non-cash Interest Expense - Vector:

Components of non-cash interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Amortization of debt discount	$4,004	$2,560	$7,441	$4,842
Amortization of deferred finance costs	751	1,464	1,461	2,881
Accelerated interest expense on 3.875% Variable Interest Senior Convertible Debentures converted	7,888	1,217	7,888	1,217
	$12,643	$5,241	$16,790	$8,940

Fair Value of Notes Payable and Long-term Debt:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable and long-term debt	$540,304	$732,013	$544,200	$801,353

Notes payable and long-term debt are carried on the condensed balance sheet at amortized cost. The fair value determination disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 8 if such liabilities were recorded on the condensed balance sheet at fair value. The estimated fair value of the Company's notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company's credit risk as described in Note 1. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein are not necessarily indicative of the amount that could be realized in a current market exchange.

5. CONTINGENCIES

Tobacco-Related Litigation:

Overview

Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling ("Engle progeny cases"); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). As new cases are commenced,

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation are not quantifiable at this time. For the six months ended June 30, 2012 and 2011, Liggett incurred legal expenses and other litigation costs totaling approximately $4,030 and $3,718, respectively.

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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals, Liggett has secured approximately $5,212 in bonds as of June 30, 2012.
In June 2009, Florida amended its existing bond cap statute by adding a $200,000 bond cap that applies to all Engle progeny cases (defined below) in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. Plaintiffs, in several cases, have challenged the constitutionality of the bond cap statute, but to date, the courts that have addressed the issue have upheld the constitutionality of the statute. The plaintiffs have appealed some of these rulings and the Florida Supreme Court has granted review of the Hall decision denying plaintiff's challenge to the bond cap statute. No federal court has yet addressed the issue. Although the Company cannot predict the outcome of such challenges, it is possible that the Company's consolidated financial position, results of operations, and cash flows could be materially affected by an unfavorable outcome of such challenges.
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
Cautionary Statement About Engle Progeny Cases. Judgments have been entered against Liggett and other industry defendants in Engle progeny cases. Several of the judgments have been affirmed on appeal. To date, the United States Supreme Court has declined to review these cases. At June 30, 2012, Liggett and the Company are currently defendants in 3,007 state court and 2,642 federal court Engle progeny cases. As of June 30, 2012, 12 Engle progeny cases involving Liggett have resulted in verdicts, exclusive of the Lukacs case, discussed below. Seven verdicts were returned in favor of the plaintiffs and five were returned in favor of Liggett. Other cases have either been voluntarily dismissed by plaintiffs, dismissed by the court on summary judgment or a mistrial was declared. Excluding the Lukacs case, the verdicts against Liggett have ranged from $1 to $3,008. In two of these cases, punitive damages were also awarded for $1,000 and $7,600. Since Engle progeny trials started in February 2009, 66 cases have been tried to a verdict. Based on the current rate of trials per year, it would require decades to resolve the remaining Engle progeny cases. Except as discussed in this Note 5 with respect to the seven cases where an adverse verdict was entered against Liggett, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members' claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages. The Company believes that the process under which Engle progeny cases are tried is unconstitutional and continues to pursue its appellate rights.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

significant challenges remain, particularly with respect to the Engle progeny cases. There can be no assurances that Liggett's past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in non-Engle Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal. Litigation is subject to many uncertainties. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of certain pending smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. Liggett may, however, enter into settlement discussions in particular cases if it believes it is in its best interest to do so. In connection with the Engle progeny cases, Liggett has been receptive to opportunities to settle these cases, individually or on some aggregated basis, on terms it believes are economically favorable to Liggett and will continue to explore such opportunities.   As of June 30, 2012, Liggett (and in certain cases the Company), has settled 82 Engle progeny cases for approximately $1,002, in the aggregate.  If Liggett were able to resolve the Engle progeny cases on an aggregated basis, Liggett believes the range of loss could be between $69,000 and $85,000, but there can be no assurances that the Engle progeny cases can be resolved on an aggregated basis, nor can there be any assurances that Liggett's settlement experience to date will be representative of future results or intentions.
Non-Engle Individual Actions
As of June 30, 2012, there were 65 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include Engle progeny cases or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions, by state, that are pending against Liggett or the Company as of June 30, 2012:

State	Number of Cases
Florida	47
New York	8
Louisiana	3
Maryland	3
West Virginia	2
Missouri	1
Ohio	1

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
Defenses raised in Individual Actions include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statute of limitations, equitable defenses such as “unclean hands” and lack of benefit, failure to state a claim and federal preemption.

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
Engle Progeny Cases.  Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had until January 2008 in which to file individual lawsuits. As of June 30, 2012, Liggett and the Company are named defendants in 5,649 Engle progeny cases in both federal (2,642 cases) and state (3,007 cases) courts in Florida. Other cigarette manufacturers are also named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from an action. These cases include approximately 6,912 plaintiffs. The number of state court Engle progeny cases may increase as multi-plaintiff cases continue to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties. Although the Company was not named as a defendant in the Engle case, it has been named as a defendant in most of the Engle progeny cases where Liggett is named as a defendant.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of June 30, 2012 the following Engle progeny cases have resulted in judgments against Liggett:

Date	Case Name	County	Net Compensatory Damages	Punitive Damages	Status
June 2002	Lukacs v. R.J. Reynolds	Miami-Dade	$12,418	None	Affirmed on appeal by the Third District Court of Appeal. Judgment has been satisfied and the case is concluded.
August 2009	Campbell v. R.J. Reynolds	Escambia	$156	None
Affirmed on appeal by the First District Court of Appeal. Defendants filed a motion with the District Court of Appeal for certification to the Florida Supreme Court, which was denied on May 13, 2011. Defendants sought review by the US Supreme Court, which was denied in March 2012. In April 2012, the judgment was satisfied and, except for an issue regarding calculation of interest, the case is concluded.

March 2010	Douglas v. R.J. Reynolds	Hillsborough	$1,350	None
Affirmed on appeal by the Second District Court of Appeal. The court certified the question of the constitutionality of the Engle findings as a question of great public importance. The Florida Supreme Court agreed to review the case. Oral argument is scheduled for September 6, 2012.

April 2010	Clay v. R.J. Reynolds	Escambia	$349	$1,000	Affirmed on appeal by the First District Court of Appeal on January 25, 2012. Defendants motion for rehearing was denied. Defendants filed a motion to recall the mandate.
April 2010	Putney v. R.J. Reynolds	Broward	$3,008	None	On appeal to the Fourth District Court of Appeal.
April 2011	Tullo v. R.J. Reynolds	Palm Beach	$225	None	On appeal to the Fourth District Court of Appeal.
January 2012	Ward v. R.J. Reynolds	Escambia	$1	None	Joint and several judgment entered for $487 against Liggett and RJR. On appeal to the First District Court of Appeal.
May 2012	Calloway v. R.J. Reynolds	Broward	$1,947	$7,600	Post trial motions are pending.

The Company's potential range of loss in the Douglas, Clay, Putney, Tullo, Ward and Calloway cases is between $0 and $15,967 in the aggregate, plus accrued interest and legal fees. In determining the range of loss, the Company considers potential settlements as well as future appellate relief. Except as disclosed elsewhere in this note, the Company is unable to determine a range of loss related to the remaining Engle progeny cases. No amounts have been expensed or accrued in the accompanying consolidated financial statements for these cases. The Company previously accrued $156, plus related legal fees and interest, for the Campbell case. In April 2012, Liggett satisfied the Campbell judgment after the United States Supreme Court denied review. For further information on the Engle case and on Engle progeny cases, see “Class Actions — Engle Case,” below.
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
On March 30, 2012, in Douglas, the Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants' federal due process rights. On April 2, 2012, the defendants in Douglas filed a Notice to Invoke Discretionary Jurisdiction of the Florida Supreme Court, which was accepted. Oral argument is scheduled for September 6, 2012.
Liggett Only Cases.  There are currently eight cases pending where Liggett is the only remaining tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases.
In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages to plaintiff and an $816 judgment was entered by the court. That judgment was affirmed on appeal and was satisfied by Liggett. In September 2010, the court awarded plaintiff legal fees of $996. Plaintiff appealed the amount of the attorneys' fee award. Liggett previously accrued $2,000 for the Ferlanti case. In Welch v. R.J. Reynolds, Katz v. R.J. Reynolds, and Hinkle v. R.J. Reynolds, all Engle progeny cases, no trial dates have been set. There has been no recent activity in Hausrath v. Philip Morris, a case pending in New York state court, where two individuals are suing. The other three Individual Actions are pending in Florida and are inactive.
Class Actions
As of June 30, 2012, there were five actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.
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
In Smith v. Philip Morris, a Kansas state court case filed in February 2000, plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs seek to recover an unspecified amount in actual and punitive damages. Class certification was granted in November 2001. On January 18, 2012 the trial court heard oral argument on defendants' motions for summary judgment and on March 23, 2012, the court granted the motions and dismissed plaintiffs' claims with prejudice. On July 18,

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

2012, plaintiffs noticed an appeal.
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
In April 2001, in Brown v. Philip Morris USA, a California state court granted in part plaintiffs' motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants' cigarettes “during the applicable time period” and who were exposed to defendants' marketing and advertising activities in California. In December 2010, defendants filed a motion for a determination that the class representatives set forth in plaintiffs' Tenth Amended Complaint lacked standing to pursue the claims. The motion was granted by the court. Plaintiffs moved to file an amended complaint adding new class representatives, which motion was granted by the court and in July 2011, plaintiffs filed their Eleventh Amended Complaint adding new putative class representatives.  On January 31, 2012, defendants filed motions to decertify the class and challenging standing, typicality and adequacy of the newly named class representatives. After oral argument on May 24, 2012, the court found that three of the four plaintiffs were not adequate class representatives to assert the claims at issue. The court further narrowed the class claims to those involving the marketing and sale of "lights" cigarettes in California during the class period. A hearing on summary judgment motions is scheduled for December 18, 2012, and trial is scheduled to begin April 19, 2013.
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action, which commenced in June 2010 and ended in a mistrial. The rescheduled trial commenced in October 2011 and it, too, ended in a mistrial. A new trial is scheduled for April 13, 2013. If the case were to proceed against Liggett, it is estimated that Liggett could be a defendant in approximately 100 of the individual cases.
Class action suits have been filed in a number of states against cigarette manufacturers, alleging, among other things, that use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices. In December 2008, the United States Supreme Court, in Altria Group v. Good, ruled that the Federal Cigarette Labeling and Advertising Act did not preempt the state law claims asserted by the plaintiffs and that they could proceed with their claims under the Maine Unfair Trade Practices Act. The Good decision has resulted in the filing of additional “lights” class action cases in other states against other cigarette manufacturers. Although Liggett was not a defendant in the Good case, and is not a defendant in any other “lights” class actions other than Brown, an adverse ruling or commencement of additional “lights” related class actions could have a material adverse effect on the Company.
In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers. Adverse decisions in these cases could have a material adverse affect on Liggett’s sales volume, operating income and cash flows.
Health Care Cost Recovery Actions
As of June 30, 2012, there was one Health Care Cost Recovery Action pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. This case is inactive. Other cigarette manufacturers are also named as defendants.
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
Upcoming Trials

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of June 30, 2012, there were 31 Engle progeny cases scheduled for trial through June 30, 2013. In Whitney v. R.J. Reynolds, a non-Engle Individual Action pending in Florida, trial is scheduled for February 4, 2013. The Company and/or Liggett and other cigarette manufacturers are currently named as defendants in each of these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from an action. In addition, in Brown v. Philip Morris USA, a purported class action, trial is scheduled for April 19, 2013. There are additional cases against other cigarette manufacturers that are also scheduled for trial through June 30, 2013. Trial dates are, however, subject to change.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco's domestic shipments accounted for 3.8% of the total cigarettes sold in the United States in 2011. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 31, 2011, Liggett and Vector Tobacco paid $101,500 of their estimated $154,600 2011 MSA payment obligation determined by the independent auditor. On April 16, 2012, Liggett and Vector Tobacco paid an additional approximately $50,100, of which $18,000 was paid into a disputed payment account. Liggett disputed and withheld approximately $3,000.
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
For 2003 – 2011, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco withheld payment or paid into a disputed payment account the amounts associated with these NPM Adjustments. For 2003, Liggett and Vector Tobacco paid the NPM adjustment amount of $9,345 to the Settling States although both companies continue to dispute this amount is owed. The total amount withheld (or paid into a disputed payment account) by Liggett and Vector Tobacco for 2004 – 2011 was $61,960. At June 30, 2012, included in “Other assets” on the Company’s consolidated balance sheet was a non-current receivable of $6,542 relating to the $9,345 payment.
The following amounts have not been expensed by the Company as they relate to Liggett and Vector Tobacco’s NPM Adjustment claims: $6,542 for 2003, $3,789 for 2004 and $800 for 2005. Liggett and Vector Tobacco have expensed all disputed amounts related to the NPM Adjustment since 2005.
Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation was filed in 49 Settling States involving the issue of whether the application of the NPM Adjustment for 2003 was to be determined through litigation or arbitration. These actions related to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. All but one of the 48 courts that have decided the issue ruled that the 2003 NPM Adjustment dispute is arbitrable. One court, the Montana Supreme Court, ruled that Montana’s claim of diligent enforcement must be litigated. The United States Supreme Court denied certiorari with respect to that opinion. In response to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. In June 2010, the three person arbitration panel was selected. Substantive hearings commenced in April 2012 and are ongoing. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any 2003 NPM adjustment awarded in the arbitration. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.
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
The change in the method of calculation could result in Liggett owing as much as $36,000 of additional MSA payments for prior years, including interest, because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA. In August 2011, Liggett received notice from several states seeking to initiate arbitration as to this matter. The parties entered into an agreement regarding procedures for the arbitration and selection of the arbitrators and a panel of three arbitrators was selected. Discovery has commenced. The Company estimates that Liggett’s future MSA payments would be at least approximately $2,500 higher if the method of calculation is changed. No amounts have been expensed or accrued in the accompanying consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute. There can be no assurance that Liggett will not be required to make additional payments, which could adversely affect the Company’s consolidated financial position, results of operations and cash flows.
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
Litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has not been successful to date, although several cases are pending. Participating Manufacturers are not typically named as defendants in these cases.
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
In 2003, as a result of a dispute with Minnesota regarding its settlement agreement, Liggett agreed to pay $100 a year, in any year cigarettes manufactured by Liggett are sold in that state. In 2003 and 2004, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make certain required payments under the respective settlement agreements with these states. In December 2010, Liggett settled with Florida and agreed to pay $1,200 and to make further annual payments of $250 for a period of 21 years, starting in March 2011. The payments in years 12 – 21 will be subject to an inflation adjustment. These payments are in lieu of any other payments allegedly due to Florida under the original settlement agreement. The Company accrued approximately $3,200 for this matter in 2010. In February 2012, Mississippi provided Liggett with a 60-day notice that the state intended to pursue its remedies if Liggett did not cure the alleged defaults. There can be no assurance that Liggett will be able to resolve the matters with Texas and Mississippi or that Liggett will not be required to make additional payments which could adversely affect the Company's consolidated financial position, results of operations and cash flows.
Cautionary Statement.  Management is not able to predict the outcome of the litigation pending or threatened against Liggett or the Company. Litigation is subject to many uncertainties. For example, the jury in the Lukacs case, an Engle progeny case tried in 2002, awarded $24,835 in compensatory damages and found Liggett 50% responsible for the damages. The judgment was affirmed on appeal and Liggett paid $14,361 in June 2010. Through June 30, 2012, Liggett has been found liable in seven other Engle progeny cases. As discussed above, these cases have been, or currently are, on appeal, however, appellate efforts to date have not been successful. Liggett has also had judgments entered against it in other Individual Actions, which judgments were affirmed on appeal and, thereafter, satisfied by Liggett. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may attempt to settle particular cases if it believes it is in its best interest to do so.
Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking-related case could encourage the commencement of additional litigation, or could lead to adverse decisions in the Engle progeny cases. Except as discussed in this Note 5, management is unable to estimate the loss or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its consolidated financial statements for unfavorable outcomes.
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
It is possible that the Company’s consolidated financial position, results of operations and cash flows could be materially adversely affected by an unfavorable outcome in any of the smoking-related litigation.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The activity in the company's accruals for tobacco litigation for the six months ended June 30, 2012 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2012	$51,174	$1,551	$52,725	$49,338	$1,600	$50,938
Expenses	69,956	179	70,135	—	—	—
Change in MSA obligations capitalized as inventory	173	—	173	—	—	—
Payments	(50,094)	(574)	(50,668)	—	—	—
Reclassification to non-current liabilities	(905)	224	(681)	905	(224)	681
Interest on withholding	—	24	24	1,172	385	1,557
Balance at June 30, 2012	$70,304	$1,404	$71,708	$51,415	$1,761	$53,176

The activity in the company's accruals for tobacco litigation for the six months ended June 30, 2011were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2011	$43,888	$4,183	$48,071	$30,205	$—	$30,205
Expenses	74,886	327	75,213	—	—	—
Change in MSA obligations capitalized as inventory	374	—	374	—	—	—
Payments	(26,758)	(1,561)	(28,319)	—	—	—
Reclassification to non-current liabilities	(17,667)	—	(17,667)	17,667	—	17,667
Interest on withholding	—	70	70	—	—	—
Balance at June 30, 2011	$74,723	$3,019	$77,742	$47,872	$—	$47,872

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
In February 2004, Liggett Vector Brands entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2016. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at June 30, 2012.
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

The Company's income tax expense (benefit) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Income (loss) before provision for income taxes	$5,128	$48,846	$(6,054)	$80,868
Income tax expense (benefit) using estimated annual effective income tax rate	1,904	18,561	(2,247)	30,730
Out-of-period adjustment related to non-deductible expenses in 2011	—	—	757	—
Impact of discrete item, net	(769)	464	(769)	464
Changes in effective tax rates	98	(480)	—	—
Income tax expense (benefit)	$1,233	$18,545	$(2,259)	$31,194

The discrete item for the three and six months ended June 30, 2012 and 2011, respectively, is related to the conversion of the Company's 3.875% Senior Convertible Debentures due 2026. The out-of-period adjustment related to a non-accrual of a non-deductible expense related to a permanent difference for income taxes in the fourth quarter of 2011. The Company assessed the materiality of this error on all previously issued financial statements and concluded that the error was immaterial to all previously issued financial statements. The impact of correcting this error in the current year is not expected to be material to the Company’s 2012 consolidated financial statements.

The Internal Revenue Service is auditing the Company's 2008 and 2009 tax years. The Company believes it has adequately reserved for any potential adjustments that may arise as a result of the audits.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7.	NEW VALLEY LLC

The components of “Investments in non-consolidated real estate businesses” were as follows:

	June 30, 2012	December 31, 2011
Douglas Elliman Realty LLC	$57,453	$53,970
New Valley Oaktree Chelsea Eleven LLC	—	6,320
Fifty Third-Five Building LLC	18,000	18,000
Sesto Holdings S.r.l.	5,037	5,037
1107 Broadway	5,489	5,489
Lofts 21 LLC	900	900
Hotel Taiwana	2,658	2,658
NV SOCAL LLC	24,624	25,095
HFZ East 68th Street	7,000	7,000
11 Beach Street Investor LLC	9,642	—
Investments in non-consolidated real estate businesses	$130,803	$124,469

Residential Brokerage Business. New Valley recorded income of $4,929 and $5,397 for the three months ended June 30, 2012 and 2011, respectively, and income of $6,373 and $8,801 for the six months ended June 30, 2012 and 2011, respectively, associated with Douglas Elliman Realty, LLC. New Valley received cash distributions from Douglas Elliman Realty, LLC of $564 and $2,725 for the three months ended June 30, 2012 and 2011, respectively and $2,889 and $3,800 for the six months ended June 30, 2012 and 2011, respectively. The summarized financial information of Douglas Elliman Realty, LLC is as follows:

	June 30, 2012	December 31, 2011
Cash	$63,939	$57,450
Other current assets	5,506	3,293
Property, plant and equipment, net	15,162	14,595
Trademarks	21,663	21,663
Goodwill	38,506	38,742
Other intangible assets, net	1,020	827
Other non-current assets	3,738	3,096
Notes payable - current	417	602
Other current liabilities	19,002	18,734
Notes payable - long term	530	1,104
Other long-term liabilities	9,683	9,490
Members' equity	119,902	109,736

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$97,955	$96,353	$169,130	$174,397
Costs and expenses	88,568	85,613	157,794	157,114
Depreciation expense	831	878	1,646	1,814
Amortization expense	61	63	121	126
Other income	490	410	1,232	1,387
Interest expense, net	9	42	32	83
Income tax expense	269	305	323	504
Net income	$8,707	$9,862	$10,446	$16,143

New Valley Oaktree Chelsea Eleven, LLC. In April 2012, Chelsea closed on the two remaining residential units. As of June 30, 2012, all of the 54 residential units had been closed and the project has been completed.

The Company received net distributions of $7,724 and $220 from New Valley Oaktree Chelsea Eleven LLC for the three months ended June 30, 2012 and 2011, respectively. The Company received net distributions of $8,439 and $1,613 from New Valley Oaktree Chelsea Eleven LLC for the six months ended June 30, 2012 and 2011, respectively.

New Valley recorded equity income of $451 and $2,118 for the three and six months ended June 30, 2012, related to New Valley Chelsea. New Valley recorded $500 and $2,000 equity income for the three and six months ended June 30, 2011, related to New Valley Chelsea. The Company's maximum exposure to loss on its investment in New Valley Chelsea Eleven LLC is $0 at June 30, 2012.

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

The JV is a variable interest entity; however, New Valley is not the primary beneficiary. This investment is being accounted for under the equity method of accounting. The Company’s maximum exposure to loss as a result of its investment in the JV is $18,000 at June 30, 2012.

Sesto Holdings S.r.l.  In October 2010, New Valley, through its NV Milan LLC subsidiary, acquired a 7.2% interest in Sesto Holdings S.r.l. for $5,000. Sesto holds a 42% interest in an entity that has purchased a land plot of approximately 322 acres in Milan, Italy. Sesto intends to develop the land plot as a multi-parcel, multi-building mixed use urban regeneration project. Sesto is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for Sesto under the equity method of accounting. The Company’s maximum exposure to loss as a result of its investment in Sesto is $5,037 at June 30, 2012.

Lofts 21 LLC.  In February 2011, New Valley invested $900 for an approximate 12% interest in Lofts 21 LLC.  Lofts 21 LLC acquired an existing property in Manhattan, NY, which is scheduled to be developed into condominiums.  New Valley accounts for Lofts 21 LLC under the equity method of accounting. Lofts 21 LLC is a variable interest entity; however, New Valley is not the primary beneficiary. The Company's maximum exposure to loss as a result of this investment is $900 at June 30, 2012.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

1107 Broadway.  During 2011, New Valley invested $5,489 for an approximate indirect 5% interest in MS/WG 1107 Broadway Holdings LLC. In September 2011, MS/WG 1107 Broadway Holdings LLC acquired the 1107 Broadway property in Manhattan, NY. The joint venture plans to develop the property, which was formerly part of the International Toy Center, into luxury residential condominiums with ground floor retail space.  New Valley accounts for MS/WG 1107 Broadway Holdings LLC under the equity method of accounting. MS/WG 1107 Broadway Holdings LLC is a variable interest entity; however, New Valley is not the primary beneficiary. The Company's maximum exposure on its investment in MS/WG 1107 Broadway Holdings LLC is $5,489 at June 30, 2012.

Hotel Taiwana. In October 2011, New Valley invested $2,658 for an approximate 17.39% interest in Hill Street Partners LLP ("Hill"). Hill purchased a 37% interest in Hill Street SEP ("Hotel Taiwana") which owns a hotel located in St. Barts, French West Indies. The hotel consists of 30 suites, 6 pools, a restaurant, lounge and gym. The purpose of the investment is to renovate and then sell the hotel in its entirety or as hotel-condos. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. The Company’s maximum exposure to loss as a result of its investment in Hotel Taiwana is $2,658 at June 30, 2012.

NV SOCAL LLC. On October 28, 2011, a newly-formed joint venture, between affiliates of New Valley and Winthrop Realty Trust, entered into an agreement with Wells Fargo Bank to acquire a $117,900 C-Note (the “C-Note”) for a purchase price of $96,700.  The C-Note is the most junior tranche of a $796,000 first mortgage loan originated in July 2007 which is collateralized by a 31 property portfolio of office properties situated throughout southern California, consisting of approximately 4.5 million square feet.  The C-Note bears interest at a rate per annum of LIBOR plus 310 basis points, requires payments of interest only prior to maturity and matures on August 9, 2012.  On November 3, 2011, New Valley invested $25,000 for an approximate 26% interest in the joint venture. In January 2012, the joint venture entered into a Master Repurchase and Securities contract with BSSF CABI LLC, an affiliate of Blackstone Real Estate Debt Strategies. This transaction secured $40,000 through a non-recourse repurchase facility and all proceeds after expenses (approximately $38,100) were distributed to Winthrop Realty Trust. This distribution increased the Company's ownership interest to approximately 42.19% interest in the joint venture.

The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded an equity loss of $223 and $471 for the three and six months ended June 30, 2012.

The Company’s maximum exposure to loss as a result of its investment in NV SOCAL LLC is $24,624 at June 30, 2012.

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

11 Beach Street Investor LLC. NV Beach LLC, a wholly-owned subsidiary of New Valley, invested $9,642 in June 2012 with an additional $1,321 investment to be made in the future for an approximate 49% interest in 11 Beach Street Investor LLC (the "Beach JV"). Beach JV plans to renovate and convert an existing office building in Manhattan into a luxury residential condominium. Beach JV is a variable interest entity; however, New Valley LLC is not the primary beneficiary . New Valley LLC will account for its interest in Beach JV under the equity method of accounting. New Valley's maximum exposure on its investment in 11 Beach Street Investor LLC is $9,642 at June 30, 2012.

St. Regis Hotel, Washington, D.C. The Company received $75 and $300 in distributions related to its former interest in the St. Regis Hotel for the six months ended June 30, 2012 and 2011, respectively. The Company recorded income of $75 and $300 for the three months ended June 30, 2012 and 2011, respectively, and $75

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

and $300 for the six months ended June 30, 2012 and 2011, respectively, related to its interest in the St. Regis Hotel. The Company does not anticipate receiving any additional payments related to the sale of the tax credits related to its former interest in St. Regis Hotel.

Consolidated real estate investments:

Aberdeen Townhomes LLC. In February 2011 and June 2011, Aberdeen sold its two remaining townhomes for $11,635 and $7,994, respectively, and recorded a gain on sale of townhomes of $577 and $3,712 for the three and six months ended June 30, 2011.

Investment in Escena. The components of the Company's investment in Escena are as follows:

	June 30, 2012	December 31, 2011
Land and land improvements	$11,245	$11,245
Building and building improvements	1,525	1,525
Other	1,294	1,208
	14,064	13,978
Less accumulated depreciation	(858)	(698)
	$13,206	$13,280

The Company recorded an operating loss of approximately $123 and $184 for the three months ended June 30, 2012 and 2011, respectively, from its investment in Escena. The Company recorded an operating income of $487 and $283 for the six months ended June 30, 2012 and 2011, respectively, from Escena.

8.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of June 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$147,866	$147,866	$—	$—
Certificates of deposit	2,233	—	2,233	—
Bonds	5,212	5,212	—	—
Investment securities available for sale	68,141	66,738	1,403	—
Warrants (1)	1,108	—	—	1,108
Total	$224,560	$219,816	$3,636	$1,108

Liabilities:
Fair value of derivatives embedded within convertible debt	$120,410	$—	$—	$120,410

(1)	Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $1,031 as of June 30, 2012 and are

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

included in "Other assets". The company recognized a loss of $854 for the six months ended June 30, 2012 related to the change in fair value.

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

The fair value of the Level 2 certificates of deposit are based on prices posted by the financial institutions. The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The Level 2 investment securities available for sale are based on quoted market prices of securities that are thinly traded.

The fair value of derivatives embedded within convertible debt was $120,410 and $132,622 as of June 30, 2012 and 2011, respectively. The fair value of derivatives embedded within convertible debt was derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt and unsecured to subordinated debt to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt are presented on the Condensed Consolidated Statements of Operations.

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

The Company recognized charges of $27,060 for the six months ended June 30, 2012 and income of $8,862 for the six months ended June 30, 2011.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at June 30, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input	Range (Actual)

Warrants	$1,108	Option model	Stock price	$1.54
			Exercise price	$1.68
			Term (in years)	4.4
			Volatility	95.19%
			Dividend rate	—
			Risk-free return	0.64%

Fair value of derivatives embedded within convertible debt	120,410	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Yield to worst call on the Company's Senior Secured Notes	5.23%
			Average spread of unsecured debt	0.90%
			Average spread of subordinated debt	1.27%
			Discount rate	7.00% - 8.00% (7.50%)

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of June 30, 2012 and 2011, respectively.

9.	SEGMENT INFORMATION

The Company's significant business segments for the three and six months ended June 30, 2012 and 2011 were Tobacco and Real Estate.  The Tobacco segment consists of the manufacture and sale of cigarettes.  The Real Estate segment includes the Company's investment in Escena, Aberdeen and investments in non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company's operations before taxes for the three and six months ended June 30, 2012 and 2011 follows:

		Real	Corporate
	Tobacco	Estate	and Other	Total
Three months ended June 30, 2012
Revenues	$276,594	$—	$—	$276,594
Operating income (loss)	44,590	(249)	(3,413)	40,928
Equity income from non-consolidated real estate businesses	—	5,232	—	5,232
Depreciation and amortization	2,383	88	68	2,539

Three months ended June 30, 2011
Revenues	$291,180	$—	$—	$291,180
Operating income (loss)	42,214	(487)	(3,760)	37,967
Equity income from non-consolidated real estate businesses	—	6,197	—	6,197
Depreciation and amortization	2,386	80	191	2,657

Six months ended June 30, 2012
Revenues	$534,200	$—	$—	$534,200
Operating income (loss)	82,105	272	(8,003)	74,374
Equity income from non-consolidated real estate businesses	—	8,095	—	8,095
Depreciation and amortization	4,878	173	259	5,310
Capital expenditures	6,334	99	961	7,394

Six months ended June 30, 2011
Revenues	$551,558	$—	$—	$551,558
Operating income (loss)	78,639	(330)	(8,866)	69,443
Equity income from non-consolidated real estate businesses	—	11,101	—	11,101
Depreciation and amortization	4,384	160	774	5,318
Capital expenditures	4,813	48	11	4,872
______________________________

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

Certain revisions have been made to the Company's Condensed Consolidating Statement of Operations for the three and six months ended June 30, 2011 to conform to the 2012 presentation. For the three months ended June 30, 2011, the revisions increased parent “Income tax benefit (expense)” by $1,077 and decreased parent "Equity income in consolidated subsidiaries” by $1,077. The revisions increased subsidiary guarantors' "Income tax benefit (expense)" by $1,077. For the six months ended June 30, 2011, the revisions increased parent

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

“Income tax benefit (expense)” by $2,576 and decreased parent "Equity income in consolidated subsidiaries” by $2,576. The revisions increased subsidiary guarantors' "Income tax benefit (expense)" by $2,576.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		June 30, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$188,132	$19,967	$649	$—	$208,748
Investment securities available for sale	37,245	30,896	—	—	68,141
Accounts receivable - trade	—	10,825	—	—	10,825
Intercompany receivables	565	—	—	(565)	—
Inventories	—	105,988	—	—	105,988
Deferred income taxes	38,669	2,935	—	—	41,604
Income taxes receivable, net	31,430	13,470	—	(38,482)	6,418
Restricted assets	—	1,475	—	—	1,475
Other current assets	806	4,134	139	—	5,079
Total current assets	296,847	189,690	788	(39,047)	448,278
Property, plant and equipment, net	1,747	56,530	—	—	58,277
Investment in Escena, net	—	—	13,206	—	13,206
Long-term investments accounted for at cost	15,541	—	826	—	16,367
Long-term investments accounted for under the equity method	5,552	—	—	—	5,552
Investments in non- consolidated real estate businesses	—	—	130,803	—	130,803
Investments in consolidated subsidiaries	229,584	—	—	(229,584)	—
Restricted assets	1,893	7,785	—	—	9,678
Deferred income taxes	30,852	6,454	5,709	—	43,015
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	10,796	—	—	10,796
Other assets	26,394	15,861	—	—	42,255
Total assets	$608,410	$394,627	$151,332	$(268,631)	$885,738
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$24,095	$151	$—	$24,246
Current portion of employee benefits	—	2,721	—	—	2,721
Accounts payable	307	3,838	86	—	4,231
Intercompany payables	—	565	—	(565)	—
Accrued promotional expenses	—	15,733	—	—	15,733
Income taxes payable, net	—	—	45,299	(38,482)	6,817
Accrued excise and payroll taxes payable, net	—	12,611	—	—	12,611
Litigation accruals and current payments due under the Master Settlement Agreement	—	71,708	—	—	71,708
Deferred income taxes	25,789	2,876	—	—	28,665
Accrued interest	20,888	—	—	—	20,888
Other current liabilities	4,849	6,977	652	—	12,478
Total current liabilities	51,833	141,124	46,188	(39,047)	200,098
Notes payable, long-term debt and other obligations, less current portion	497,643	18,274	141	—	516,058
Fair value of derivatives embedded within convertible debt	120,410	—	—	—	120,410
Non-current employee benefits	23,657	21,480	—	—	45,137
Deferred income taxes	33,397	32,043	3,244	—	68,684
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,007	53,176	705	—	54,888
Total liabilities	727,947	266,097	50,278	(39,047)	1,005,275
Commitments and contingencies
Stockholders' deficiency	(119,537)	128,530	101,054	(229,584)	(119,537)
Total liabilities and stockholders' deficiency	$608,410	$394,627	$151,332	$(268,631)	$885,738

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended June 30, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$276,594	$—	$—	$276,594
Expenses:
Cost of goods sold	—	211,752	—	—	211,752
Operating, selling, administrative and general expenses	5,223	18,419	272	—	23,914
Management fee expense	—	2,290	—	(2,290)	—
Operating (loss) income	(5,223)	44,133	(272)	2,290	40,928
Other income (expenses):
Interest expense	(25,497)	(1,006)	(6)	—	(26,509)
Changes in fair value of derivatives embedded within convertible debt	(6,003)	—	—	—	(6,003)
Acceleration of interest expense related to debt conversion	(7,888)	—	—	—	(7,888)
Equity income from non-consolidated real estate businesses	—	—	5,232	—	5,232
Equity loss on long-term investments	(1,215)	—	—	—	(1,215)
Equity income in consolidated subsidiaries	28,924	—	—	(28,924)	—
Management fee income	2,290	—	—	(2,290)	—
Other, net	456	(8)	135	—	583
(Loss) income before provision for income taxes	(14,156)	43,119	5,089	(28,924)	5,128
Income tax benefit (expense)	18,051	(16,973)	(2,311)	—	(1,233)
Net income	3,895	26,146	2,778	(28,924)	3,895
Comprehensive income	$1,137	$26,585	$2,778	$(29,363)	$1,137

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended June 30, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$291,180	$—	$—	$291,180
Expenses:
Cost of goods sold	—	231,073	—	—	231,073
Operating, selling, administrative and general expenses	5,428	16,225	487	—	22,140
Management fee expense	—	2,209	—	(2,209)	—
Operating (loss) income	(5,428)	41,673	(487)	2,209	37,967
Other income (expenses):
Interest expense	(24,764)	(310)	(8)	—	(25,082)
Change in fair value of derivatives embedded within convertible debt	9,437	—	—	—	9,437
Acceleration of interest expense related to debt conversion	(1,217)	—	—	—	(1,217)
Equity income from non-consolidated real estate businesses	—	—	6,197	—	6,197
Equity loss on long-term investments	(154)	—	—	—	(154)
Gain on investment securities available for sale	—	1,506	—	—	1,506
Gain on liquidation of long-term investments	19,475	—	—	—	19,475
Gain on sale of townhome	—	—	577	—	577
Equity income in consolidated subsidiaries	30,599	—	—	(30,599)	—
Management fee income	2,209	—	—	(2,209)	—
Other, net	128	12	—	—	140
Income before provision for income taxes	30,285	42,881	6,279	(30,599)	48,846
Income tax benefit (expense)	16	(16,051)	(2,510)	—	(18,545)
Net income	30,301	26,830	3,769	(30,599)	30,301
Comprehensive income	$28,114	$23,024	$3,769	$(26,793)	$28,114

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$534,200	$—	$—	$534,200
Expenses:
Cost of goods sold	—	411,933	—	—	411,933
Operating, selling, administrative and general expenses	11,484	36,623	(214)	—	47,893
Management fee expense	—	4,581	—	(4,581)	—
Operating (loss) income	(11,484)	81,063	214	4,581	74,374
Other income (expenses):
Interest expense	(50,406)	(2,342)	(13)	—	(52,761)
Change in fair value of derivatives embedded within convertible debt	(27,060)	—	—	—	(27,060)
Acceleration of interest expense related to debt conversion	(7,888)	—	—	—	(7,888)
Equity income from non-consolidated real estate businesses	—	—	8,095	—	8,095
Equity loss on long-term investments	(1,329)	—	—	—	(1,329)
Equity income in consolidated subsidiaries	53,542	—	—	(53,542)	—
Management fee income	4,581	—	—	(4,581)	—
Other, net	361	19	135	—	515
(Loss) income before provision for income taxes	(39,683)	78,740	8,431	(53,542)	(6,054)
Income tax benefit (expense)	35,888	(30,206)	(3,423)	—	2,259
Net (loss) income	(3,795)	48,534	5,008	(53,542)	(3,795)
Comprehensive (loss) income	$(10,896)	$48,349	$5,008	$(53,357)	$(10,896)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$551,558	$—	$—	$551,558
Expenses:
Cost of goods sold	—	436,250	—	—	436,250
Operating, selling, administrative and general expenses	11,758	33,777	330	—	45,865
Litigation judgment expense	—	—			—
Management fee expense	—	4,417	—	(4,417)	—
Operating (loss) income	(11,758)	77,114	(330)	4,417	69,443
Other income (expenses):
Interest expense	(49,250)	(743)	(17)	—	(50,010)
Change in fair value of derivatives embedded within convertible debt	8,862	—	—	—	8,862
Acceleration of interest expense related to debt conversion	(1,217)	—	—	—	(1,217)
Equity income from non-consolidated real estate businesses	—	—	11,101	—	11,101
Gain on investment securities available for sale	—	14,541	—	—	14,541
Gain on liquidation of long-term investments	23,611	—	—	—	23,611
Gain on sales of townhomes	—	—	3,712	—	3,712
Equity income on long-term investments	609	—	—	—	609
Equity income in consolidated subsidiaries	64,579	—	—	(64,579)	—
Management fee income	4,417	—	—	(4,417)	—
Other, net	194	22	—	—	216
Income before provision for income taxes	40,047	90,934	14,466	(64,579)	80,868
Income tax benefit (expense)	9,627	(35,036)	(5,785)	—	(31,194)
Net income	49,674	55,898	8,681	(64,579)	49,674
Comprehensive income	$42,964	$47,655	$8,681	$(56,336)	$42,964

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$22,900	$74,473	$5,557	$(45,101)	$57,829
Cash flows from investing activities:
Purchase of investment securities	—	(1,148)	—	—	(1,148)
Proceeds from sale or liquidation of long-term investments	—	—	72	—	72
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in non-consolidated real estate businesses	—	—	(9,667)	—	(9,667)
Distributions from non-consolidated real estate businesses	—	—	6,221	—	6,221
Increase in cash surrender value of life insurance policies	(425)	(195)	—	—	(620)
Decrease (increase) in non-current restricted assets	268	(321)	—	—	(53)
Issuance of notes receivable	(234)	—	—	—	(234)
Investments in subsidiaries	(1,008)	—	—	1,008	—
Proceeds from sale of fixed assets	393	11	—	—	404
Capital expenditures	(961)	(6,334)	(99)	—	(7,394)
Net cash (used in) provided by investing activities	(6,967)	(7,987)	(3,473)	1,008	(17,419)
Cash flows from financing activities:
Proceeds from debt issuance	—	14,018	—	—	14,018
Deferred financing costs	—	(315)	—	—	(315)
Repayments of debt	—	(13,428)	(65)	—	(13,493)
Borrowings under revolver	—	525,350	—	—	525,350
Repayments on revolver	—	(532,082)	—	—	(532,082)
Capital contributions received	—	950	58	(1,008)	—
Intercompany dividends paid	—	(43,500)	(1,601)	45,101	—
Dividends and distributions on common stock	(66,112)	—	—	—	(66,112)
Proceeds from exercise of Vector options	45	—	—	—	45
Tax benefit of options exercised	4	—	—	—	4
Net cash (used in) provided by financing activities	(66,063)	(49,007)	(1,608)	44,093	(72,585)
Net (decrease) increase in cash and cash equivalents	(50,130)	17,479	476	—	(32,175)
Cash and cash equivalents, beginning of period	238,262	2,488	173	—	240,923
Cash and cash equivalents, end of period	$188,132	$19,967	$649	$—	$208,748

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$28,423	$76,133	$3,472	$(71,441)	$36,587
Cash flows from investing activities:
Sale of investment securities	—	19,703	—	—	19,703
Purchase of investment securities	—	(1,788)	—	—	(1,788)
Proceeds from sale of or liquidation of long-term investments	62,219	—	—	—	62,219
Purchase of long-term investments	(10,000)	—	—	—	(10,000)
Investments in non-consolidated real estate businesses	—	—	(6,712)	—	(6,712)
Distributions from non-consolidated real estate businesses	—	—	2,425	—	2,425
Increase in cash surrender value of life insurance policies	(315)	(362)	—	—	(677)
Decrease in non-current restricted assets	781	994	—	—	1,775
Issuance of notes receivable	(161)	—	—	—	(161)
Proceeds from sale of townhomes	—	—	19,629	—	19,629
Proceeds from sale of fixed assets	—	—	9	—	9
Investments in subsidiaries	(2,628)	—	—	2,628	—
Capital expenditures	(11)	(4,813)	(48)	—	(4,872)
Net cash provided by investing activities	49,885	13,734	15,303	2,628	81,550
Cash flows from financing activities:
Proceeds from debt issuance	—	77	—	—	77
Repayments of debt	—	(2,221)	(60)	—	(2,281)
Borrowings under revolver	—	486,298	—	—	486,298
Repayments on revolver	—	(521,995)	—	—	(521,995)
Capital contributions received	—	2,588	40	(2,628)	—
Intercompany dividends paid	—	(53,303)	(18,138)	71,441	—
Dividends and distributions on common stock	(61,846)	—	—	—	(61,846)
Proceeds from exercise of Vector options and warrants.	966	—	—	—	966
Tax benefits from exercise of Vector options and warrants	808	—	—	—	808
Net cash (used in) provided by financing activities	(60,072)	(88,556)	(18,158)	68,813	(97,973)
Net increase in cash and cash equivalents	18,236	1,311	617	—	20,164
Cash and cash equivalents, beginning of period	283,409	16,214	202	—	299,825
Cash and cash equivalents, end of period	$301,645	$17,525	$819	$—	$319,989

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

All of our tobacco operation's unit sales volume in 2011 and for the first six months of 2012 was in the discount segment, which management believes has been the primary growth segment in the industry for more than a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.

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

In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT's unit volume was 7.5% for the six months ended June 30, 2012 and 8.7% of Liggett's unit volume for the year ended December 31, 2011. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX's unit volume was 10.6% of Liggett's unit volume for the six months ended June 30, 2012 and 12.7% for the year ended December 31, 2011. In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett's family of brands with 61.6% of Liggett's unit volume for the six months ended June 30, 2012 and 56.4% for the year ended December 31, 2011.

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

Variable Interest Senior Convertible Debentures due 2026.     We were required  to mandatorily redeem 10% of the total aggregate principal amount outstanding, or $11,000, of our 3.875% Variable Interest Senior Convertible Debentures due 2026 (the "Debentures") on June 15, 2011.  Other than the holders of $7 principal amount of the Debentures, who had 10% of their aggregate principal amount of Debentures mandatorily redeemed, each  holder of the Debentures chose to convert its pro-rata portion of the  $11,000 of principal into our common stock.  We recorded accelerated interest expense related to the converted debt of $1,217 for the three and six months ended June 30, 2011, on the conversion of the $11,000 of Debentures into 685,005 shares of common stock. The debt conversion resulted in a non-cash financing transaction of $10,993.

In February 2012, a holder of our Debentures converted $2 principal amount of the Debentures into 125 shares of common stock. The debt conversion resulted in a non-cash financing transaction of $2. The holders of the remaining $98,998 principal amount of the Debentures had the option to put all of the remaining Debentures on June 15, 2012. None of the debentures were surrendered for repurchase. The holders of the Debentures next have the option to put all or part of the remaining Debentures on June 15, 2016. Accordingly, we reclassified the Debentures and related fair value of derivatives embedded within convertible debt from current liabilities to long-term liabilities as of June 30, 2012.

In June 2012, the holders of $31,370 principal amount of the Debentures converted the $31,370 of principal amount into 1,955,300 shares of the our common stock. We recorded accelerated interest expense related to the converted debt of $7,888 for the six months ended June 30, 2012 on the conversion of the $31,372 of Debentures into 1,955,425 shares of common stock.

New Valley Oaktree Chelsea Eleven, LLC. In April 2012, Chelsea closed on the two remaining residential units. As of June 30, 2011, all of the 54 residential units have been sold and the project has been completed. We received net distributions of $8,439 and $1,613 from New Valley Oaktree Chelsea Eleven LLC for the six months ended June 30, 2012 and 2011, respectively. New Valley recorded equity income of $451 and $2,118 for the three and six months ended June 30, 2012, related to New Valley Chelsea. New Valley had recorded equity income of $500 and $2,000 for the three and six months ended June 30, 2011, related to New Valley Chelsea.

NV SOCAL LLC. On October 28, 2011, a newly-formed joint venture, between affiliates of New Valley and Winthrop Realty Trust, entered into an agreement with Wells Fargo Bank to acquire a $117,900 C-Note (the “C-Note”) for a purchase price of $96,700.  The C-Note is the most junior tranche of a $796,000 first mortgage loan originated in July 2007 which is collateralized by a 31 property portfolio of office properties situated throughout southern California, consisting of approximately 4.5 million square feet.  The C-Note bears interest at a rate per annum of LIBOR plus 310 basis points, requires payments of interest only prior to maturity and matures on August 9, 2012.  On November 3, 2011, New Valley invested $25,000 for an approximate 26% interest in the joint venture. In January 2012, the joint venture entered into a Master Repurchase and Securities contract with BSSF CABI LLC, an affiliate of Blackstone Real Estate Debt Strategies. This transaction secured $40,000 through a non-recourse repurchase facility and all proceeds after expenses (approximately $38,100) were distributed to Winthrop Realty Trust. This distribution increased our ownership interest to approximately 42.19% interest in the joint venture. New Valley recorded an equity loss of $223 and $471 for the three and six months ended June 30, 2012.

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

11 Beach Street. NV Beach LLC, a wholly-owned subsidiary of New Valley, invested $9,642 in June 2012 with an additional $1,321 investment to be made in the future for an approximate 49% interest in 11 Beach Street Investor LLC (the "Beach JV"). Beach JV plans to renovate and convert an existing office building in Manhattan into a luxury residential condominium. Beach JV is a variable interest entity; however, New Valley LLC is not the primary beneficiary . New Valley LLC will account for its interest in Beach JV under the equity method of accounting. New Valley's maximum exposure on its investment in 11 Beach Street Investor LLC is $9,642 at June 30, 2012.

Long-term Investments. We received a distribution of $207 from a real estate partnership for the three and six months ended June 30, 2012. Two of our long-term investment liquidated and we received distributions of $62,219 for the six months ended June 30, 2011. We received an additional distribution of $2,775 in July 2011. The Company recognized a gain of $19,475 and $23,611 for the three and six months ended June 30, 2011, respectively.

Recent Developments in Smoking-Related Litigation
The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. Liggett could be subjected to substantial liabilities and bonding requirements from litigation relating to cigarette products. Adverse litigation outcomes could have a negative impact on our ability to operate due to their impact on cash flows. We and our Liggett subsidiary, as well as the entire cigarette industry, continue to be challenged on numerous fronts, particularly with respect to the Engle progeny cases in Florida. New cases continue to be commenced against Liggett and other cigarette manufacturers. It is likely that similar legal actions, proceedings and claims will continue to be filed against Liggett. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pled in certain cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending smoking-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any smoking-related litigation could have a material adverse effect on our consolidated financial position, results of operations and cash flows. Liggett could face difficulties in obtaining a bond to stay execution of a judgment pending appeal.
As of June 30, 2012, there were approximately 5,649 Engle progeny cases, 65 individual suits, five purported class actions and one healthcare cost recovery action pending in the United States in which Liggett or us, or both, were named as a defendant. As of June 30, 2012, 12 Engle progeny cases involving Liggett have resulted in verdicts, exclusive of the Lukacs case. Seven verdicts were returned in favor of the plaintiffs and five were returned in favor of Liggett. As of June 30, 2012, 31 alleged Engle progeny cases, where Liggett is currently named as a defendant, were scheduled for trial through June 30, 2013.
Liggett Only Cases.  There are currently eight cases pending where Liggett is the only tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases.
Engle Progeny Cases.  In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court's July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court's reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and us have been named in 5,649 Engle progeny cases in both federal (2,642 cases) and state (3,007 cases) courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. These cases include approximately 6,912 plaintiffs. The number of state court Engle progeny cases may increase as multi-plaintiff cases continue to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties.

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

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three and six months ended June 30, 2012 and 2011 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes and the research related to reduced risk products. The Real Estate segment includes our investments in consolidated and non-consolidated real estate businesses.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Tobacco	$276,594	$291,180	$534,200	$551,558
Operating income:
Tobacco	$44,590	$42,214	$82,105	$78,639
Real Estate	(249)	(487)	272	(330)
Corporate and other	(3,413)	(3,760)	(8,003)	(8,866)
Total operating income	$40,928	$37,967	$74,374	$69,443
____________________

Three Months Ended June 30, 2012 Compared to Three Months ended June 30, 2011

Revenues. All of our revenues were from the Tobacco segment for the second quarter of 2012 and 2011. Liggett increased the list price of PYRAMID by $1.30 per carton in January 2011, $1.10 per carton in August 2011 and $1.00 per carton in June 2012. Liggett increased the list price of LIGGETT SELECT, EVE, and GRAND PRIX by $0.80 per carton on October 31, 2011 and $1.00 per carton in June 2012. The list price of LIGGETT SELECT and EVE also increased by $1.00 per carton in June 2011. The list price of GRAND PRIX also increased by $1.10 per carton in June 2011.

All of our sales in 2012 and 2011 were in the discount category. For the three months ended June 30, 2012, revenues were $276,594 compared to $291,180 for the three months ended June 30, 2011. Revenues declined by 5.0% ($14,586) primarily due to an unfavorable sales volume of $28,535 (approximately 237.8 million units) offset by a favorable price variance of $13,949 primarily related to increases in price of the PYRAMID.

Cost of Goods Sold. Our cost of goods sold declined from $231,073 for the three months ended June 30, 2011 to $211,752 for the three months ended June 30, 2012. The major components of our cost of goods sold are federal excise taxes, expenses under the MSA, FDA legislation and tobacco buyout, which are variable costs based on the number of units sold, and tobacco and other manufacturing costs, which are fixed and variable costs. Federal excise taxes declined from $142,934 for the three months ended June 30, 2011 to $130,967 for the three months ended June 30, 2012 as a result of decreased unit sales volume of 8.4%. Tobacco and other manufacturing costs were $33,019 and $34,975 for the three months ended June 30, 2012 and 2011, respectively. Expenses under the MSA were $36,151 and $41,242 for the three months ended June 30, 2012 and 2011, respectively.

Tobacco Gross Profit. Tobacco gross profit was $64,842 for the three months ended June 30, 2012 compared to $60,107 for the three months ended June 30, 2011. This represented an increase of $4,735 (7.9%) from the 2011 period. This increase was due primarily to higher prices. As a percentage of revenues (excluding federal excise taxes), Tobacco gross profit increased to 44.5% in the 2012 period compared to gross profit of 40.5% in the 2011 period due to higher prices.

Expenses. Operating, selling, general and administrative expenses were $23,914 for the three months ended June 30, 2012 compared to $22,140 for the same period last year, an increase of $1,774 (8.0%). Tobacco expenses were $20,252 for the three months ended June 30, 2012 compared to $17,893 for the same period in the prior year. This is an increase of $2,359, which was primarily the result of higher expenses due to an increase in sales force headcount over the last twelve months, increases in legal expenses due to MSA arbitration and Engle progeny cases and an increase in point of sales materials. Tobacco product liability legal expenses and other litigation costs were $2,069 and $1,679 for the three months ended June 30, 2012 and 2011, respectively. Expenses at the corporate level decreased from $3,760 to $3,413 due to the timing of expenses.

Operating income. Operating income was $40,928 for the three months ended June 30, 2012 compared to $37,967 for the same period last year, an increase of $2,961 (7.8%). Tobacco segment operating income increased from $42,214 in 2011 to $44,590 in 2012 primarily due to higher prices in 2012. The real estate segment operating loss was $249 and $487 for the three months ended June 30, 2012 and 2011, respectively, related primarily to Escena's operations.

Other income (expenses). Other expenses were $35,800 for the three months ended June 30, 2012 compared to income of $10,879 for the same period last year. For the three months ended June 30, 2012, other expenses primarily consisted of interest expense of $26,509, accelerated interest expense related to the conversion of debt of $7,888 losses of $6,003 from changes in fair value of derivatives embedded within convertible debt and an equity loss on long-term investments of $1,215. This was offset by equity income on non-consolidated real estate businesses of $5,232 and interest and other income of $583. For the three months ended June 30, 2011, other income primarily consisted of a realized gain on liquidation of long-term investment of $19,475, a realized gain on investments held for sale of $1,506, income of $9,437 from changes in fair value of derivatives embedded within convertible debt, equity income on non-consolidated real estate businesses of $6,197 and a realized gain on sale of a townhome of $577. This income was offset by interest expense of $25,082 and accelerated interest expense related to the conversion of debt of $1,217.

The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt.  The interest rate component of the value of the embedded derivative is computed by comparing the yield on our 11% Senior Secured Notes to the average difference in interest yields on unsecured and subordinated debt.  The interest rate component declined from 8.25% at March 31, 2012 to 7.50% at June 30, 2012.  The decline was primarily due to the shortened duration of the 11% Senior Secured Notes at June 30, 2012 compared to March 31, 2012.  These changes caused the yield (computed on a yield to worst call basis) to decline from approximately 5.6% to approximately 5.3%.  Further, the spread between the yield on subordinated debt and comparable risk free investments declined from approximately 2.7% to approximately 2.2% for the three months ended June 30, 2012.  These changes significantly reduced the discount rate of future cash flows used to compute the embedded derivative.  Thus, improvements in debt markets caused us to recognize an expense of $6,003 related to increases in the embedded derivative for the three months ended June 30, 2012.  The gain of $9,437 from the embedded derivatives in the three months ended June 30, 2011, was primarily the result of increasing spreads (from approximately 2.7% to approximately 3.0%) between corporate convertible debt and risk free investments offset by interest payments during the period.

Income before income taxes. Income before income taxes for the three months ended June 30, 2012 was $5,128 compared to $48,846 for the three months ended June 30, 2011.

Income tax provision. The income tax provision was $1,233 and $18,545 for the three months ended June 30, 2012 and 2011, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the three months ended June 30, 2012, our income tax expense was decreased by the impact of the acceleration of interest expense related to the conversion of debt, which decreased the income tax provision by approximately $769.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues. All of our revenues were from the Tobacco segment in the first six months of 2012 and 2011. Liggett increased the list price of PYRAMID by $1.30 per carton in January 2011, $1.10 per carton in August 2011 and $1.00 per carton in June 2012. Liggett increased the list price of LIGGETT SELECT, EVE, and GRAND PRIX by $0.80 per carton on October 31, 2011 and $1.00 per carton in June 2012. The list price of LIGGETT SELECT and EVE also increased by $1.00 per carton in June 2011. The list price of GRAND PRIX also increased by $1.10 per carton in June 2011.

All of our sales were in the discount category in 2012 and 2011. For the six months ended June 30, 2012, revenues were $534,200 compared to $551,558 for the six months ended June 30, 2011. Revenues declined by 3.1% ($17,358) due to an unfavorable sales volume of $42,992 (approximately 350.8 million units) offset by a favorable price variance of $25,634 primarily related to increases in the price of PYRAMID.

Cost of Goods Sold. Our cost of goods sold declined from $436,250 for the six months ended June 30, 2011 to $411,933 for the six months ended June 30, 2012. The major components of our cost of goods sold are federal excise taxes, expenses under the MSA, FDA legislation and tobacco buyout, which are variable costs based on the number of units sold, and tobacco and other manufacturing costs, which are fixed and variable costs. Federal excise taxes declined from $270,568 for the six months ended June 30, 2011 to $252,892 for the six months ended June 30, 2012 as a result of decreased unit sales volume of 6.5%. Tobacco and other manufacturing costs were $64,154 and $65,955 for the six months ended June 30, 2012 and 2011, respectively. Expenses under the MSA were $69,819 and $74,885 for the six months ended June 30, 2012 and 2011, respectively.

Tobacco gross profit. Tobacco gross profit was $122,267 for the six months ended June 30, 2012 compared to $115,308 for the six months ended June 30, 2011. The $6,959 (6.0%) increase was due primarily to increases in the price of PYRAMID. As a percentage of revenues (excluding federal excise taxes), Tobacco gross profit increased to 43.5% in the 2012 period compared to gross profit of 41.0% in the 2011 period due to price increases.

Expenses. Operating, selling, general and administrative expenses were $47,893 for the six months ended June 30, 2012 compared to $45,865 for the same period last year, an increase of $2,028 (4.4%). Tobacco expenses were $40,162 for the six months ended June 30, 2012 compared to $36,669 for the six months ended June 30, 2011. The increase of $3,493 was primarily the result of higher sales force expenses due to an increase in sales force over the last twelve months, increases in legal expenses due to MSA arbitration and Engle progeny cases and an increase in point of sales materials. Tobacco product liability legal expenses and other litigation costs were $4,030 and $3,718 for the six months ended June 30, 2012 and 2011, respectively. Expenses at the corporate segment declined from $8,866 to $8,003 in 2012 due to the timing of expenses.

Operating income. Operating income was $74,374 for the six months ended June 30, 2012 compared to $69,443 for the same period last year, an increase of $4,931 (7.1%). For the six months ended June 30, 2012, Tobacco segment operating income increased from $78,639 in 2011 to $82,105 in 2012 primarily due to increases in the price of PYRAMID in 2012. The real estate segment's operating income was $272 for the six months ended June 30, 2012 compared to a loss of $330 for the same period in 2011, primarily related to Escena's operations.

Other income (expenses). Other expenses were was $80,428 for the six months ended June 30, 2012 compared to other income of $11,425 for the same period last year. For the six months ended June 30, 2012, other expenses primarily consisted of interest expense of $52,761, a loss of $27,060 from changes in fair value of derivatives embedded within convertible debt, accelerated interest expense related to the conversion of debt of $7,888 and an equity loss on long-term investments of $1,329. This was offset by equity income on non-consolidated real estate businesses of $8,095 and interest and other income of $515. For the six months ended June 30, 2011, other income primarily consisted of a realized gain on liquidation of long-term investment of $23,611, income of $8,862 from changes in fair value of derivatives embedded within convertible debt, equity income on non-consolidated real estate businesses of $11,101, a realized gain on investments held for sale of $14,541 and a realized gain on sales of townhomes of $3,712. This income was offset by interest expense of $50,010 and accelerated interest expense related to the conversion of debt of $1,217.

The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt.  The interest rate component of the value of the embedded derivative is computed by comparing the yield on our 11% Senior Secured Notes to the average difference in interest yields on unsecured and subordinated debt.  The interest rate component declined from 12.5% at December 31, 2011 to 7.50% at June 30, 2012.  The decline was primarily due to the prices of our 11% Senior Secured Notes increasing and a shortened duration of the 11% Senior Secured Notes at June 30, 2012 compared to December 31, 2011.  These changes caused the yield (computed on a yield to worst call basis) to decline from approximately 9.3% to approximately 5.3%.  Further, the spread between the yield on subordinated debt and comparable risk free investments declined from approximately 3.4% to approximately 2.2% for the six months ended June 30, 2012.  These changes significantly reduced the discount rate of future cash flows used to compute the embedded derivative.  Thus, improvements in debt markets caused us to recognize a charge of $27,060 related to increases in the embedded derivative for the six months ended June 30, 2012.  The gain of $8,862 from the embedded derivatives in the six months ended June 30, 2011, was primarily the result of increasing spreads (from approximately 3.3% to approximately 3.0%) between corporate convertible debt and risk free investments offset by interest payments during the period.

(Loss) income before income taxes. Loss before income taxes for the six months ended June 30, 2012 was $6,054 compared to income before income taxes of $80,868 for the six months ended June 30, 2011.

Income tax provision. The income tax benefit was $2,259 for the six months ended June 30, 2012, compared to an expense of $31,194 for the six months ended June 30, 2011. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the six months ended June 30, 2012, our income tax benefit was increased by the impact of the acceleration of interest expense related to the conversion of debt, which increased the income tax benefit by approximately $769. For the six months ended June 30, 2012, our income tax benefit was reduced by an out-of-period adjustment of $757. The out-of-period adjustment resulted from a non-accrual of a non-deductible expense related to permanent difference for income taxes in the fourth quarter of 2011. We assessed the materiality of this error on all previously issued financial statements and concluded that the error was immaterial to all previously issued financial statements. The impact of correcting this error in the current year is not expected to be material to our 2012 consolidated financial statements.

Liquidity and Capital Resources

Net cash and cash equivalents decreased by $32,175 for the six months ended June 30, 2012 compared to an increase of $20,164 for the six months ended June 30, 2011.

Net cash provided from operations was $57,829 and $36,587 for the six months ended June 30, 2012 and 2011, respectively. The change related to increased operating income in the 2012 period, a reduction of accounts receivable in 2012 compared to an increase in 2011 and an increase in inventory in the 2011 period. In 2011, Liggett extended terms on PYRAMID sales by five days and this program has continued in 2012. The initiation of longer terms for PYRAMID increased trade accounts receivable by $18,873 in the 2011 period. Trade accounts receivable declined by $14,044 for the six months ended June 30, 2012 due to the timing of receipts in June 2012 compared to December 2011. The changes related to trade accounts receivable increased cash flow from operations by $32,917 in the 2012 period as compared to the 2011 period. The amount was offset by a lower increases in accruals under the Master Settlement Agreement in 2012 compared to 2011 due to lower unit sales in 2012.

Cash used in investing activities was $17,419 for the six months ended June 30, 2012 compared to cash provided by investing activities of $81,550 for the six months ended June 30, 2011. In the first six months of 2012, cash used in investing activities was for purchase of real estate businesses of $9,667, capital expenditures of $7,394, purchase of long-term investments of $5,000, the purchase of investment securities of $1,148, an increase in cash surrender value of corporate-owned life insurance policies of $620, the issuance of notes receivable of $234, and a decrease in non-current restricted assets of $53. This was offset by the proceeds from distributions from non-consolidated real estate businesses of $6,221, the proceeds from the sale of fixed assets of $404, and proceeds from the sale or liquidation of long-term investments of $72. In the first six months of 2011, cash provided by investing activities was from the proceeds from the sale or maturity of investment securities of $19,703, proceeds from the sale or liquidation of long-term investments of $62,219, distributions from non-consolidated real estate businesses of $2,425, proceeds from the sales of townhomes of $19,629 and the decrease in non-current restricted assets of $1,775 offset by cash used for the purchase of investment securities of $1,788, purchase of real estate businesses of $6,712, purchase of long-term investments of $10,000, capital expenditures of $4,872, an increase in cash surrender value of corporate- owned life insurance policies of $677 and the issuance of notes receivable of $161.

Cash used in financing activities was $72,585 and $97,973 for the six months ended June 30, 2012 and 2011,

respectively. In the first six months of 2012, cash was used for distributions on common stock of $66,112, net repayments of debt under the revolver of $6,732, repayment of debt of $13,493 , deferred financing costs of $315. This was offset by proceeds from debt issuance of $14,018, proceeds from the exercise of Vector options of $45, and tax benefit of options exercised of $4. In the first six months of 2011, cash was primarily used for distributions on common stock of $61,846, net repayments of debt under the revolver of $35,697 and repayment of debt of $2,281 offset by proceeds from debt issuance of $77, proceeds from the exercise of Vector options of $966, and tax benefit of options exercised of $808.

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

Prime rate loans under the Credit Facility bear interest at a rate equal to the prime rate of Wells Fargo and Eurodollar rate loans bear interest at a rate equal to 2.0% more than Wells Fargo's adjusted Eurodollar rate. The Credit Facility contains covenants that provide that Liggett's earnings before interest, taxes, depreciation and amortization, as defined under the Credit Facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett's Excess Availability, as defined under the Credit Facility, is less than $20,000. The covenants also require that annual Capital Expenditures, as defined under the Credit Facility (before a maximum carryover amount of $2,500), shall not exceed $15,000 during any fiscal year. Liggett had future machinery and equipment purchase commitments of $3,910 at June 30, 2012.

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

As of June 30, 2012, $19,067 was outstanding. Availability as determined under the Credit Facility was approximately $30,933 based on eligible collateral at June 30, 2012. At June 30, 2012, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett's EBITDA, as defined, were approximately $152,979 for the twelve months ended June 30, 2012.

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

Management cannot predict the cash requirements related to any future settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. Except as disclosed in Note 5 to our Condensed Consolidated Financial Statements, management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases. It is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.

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

	Indenture	June 30, 2012	December 31, 2011
Covenant	Requirement
Consolidated EBITDA, as defined	$50,000	$196,077	$226,554
Leverage ratio, as defined	<3.0 to 1	1.2 to 1	0.9 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.8 to 1	0.5 to 1

We and our subsidiaries have significant indebtedness and debt service obligations. At June 30, 2012, we and our subsidiaries had total outstanding indebtedness with a total aggregate principal amount outstanding of approximately $682,819.

The holders of the $98,998 principal amount of our 3.875% Variable Interest Senior Convertible Debentures due 2026 had the option to put all of the remaining senior convertible debentures on June 15, 2012. None of the debentures were surrendered for repurchase. The holders of the Debentures next have the option to put all or part of the remaining Debentures on June 15, 2016.

In February 2012, a holder of our 3.875% Variable Interest Senior Convertible Debentures due 2026 converted $2 principal amount of the Debentures into 125 shares of common stock. In June 2012, the holders of $31,370 principal amount of the Debentures converted the $31,370 of principal into 1,955,300 shares of the our common stock. We recorded accelerated interest expense related to the conversion of debt of $7,888 for the six months ended June 30, 2012 on the conversion of the $31,372 of Debentures into 1,955,425 shares of common stock.

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

In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $208,700, investment securities available for sale of approximately $68,100, long-term investments with an estimated value of approximately $22,800 and availability under Liggett's credit facility of approximately $30,900 at June 30, 2012. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.  We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.

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

As of June 30, 2012, approximately $19,100 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of June 30, 2012, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $191.

In addition, as of June 30, 2012, approximately $83,100 ($225,158 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance.

Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $5,085 with approximately $184 resulting from the embedded derivative associated with our 6.75% Note due 2014, $348 resulting from the embedded derivative associated with our 6.75% exchange notes due 2014, and the remaining $4,553 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $5,480 per year.

We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in yield of our debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes our future dividend payments and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers items, including current and future dividends and the volatility of Vector's stock price.  The range of estimated fair market values of our embedded derivatives was between $123,106 and $117,824.  We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $120,410 as of June 30, 2012.  The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

We held investment securities available for sale totaling approximately $68,100 at June 30, 2012, which includes 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. carried at $21,393.

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
The law imposes user fees on certain tobacco product manufacturers in order to fund tobacco-related FDA activities. User fees will be allocated among tobacco product classes according to a formula set out in the legislation, and then among manufacturers and importers within each class based on market share. FDA user fees for Liggett and Vector Tobacco for 2011 were $16,707and we estimate that they will be significantly higher in the future.
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

Item 1A. Risk Factors

Except as set forth below, there are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K, as amended, for the year ended December 31, 2011.

We have significant liquidity commitments

We have certain liquidity commitments that could require the use of our existing cash resources. As of June 30, 2012, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months included the following:

•	cash interest expense of approximately $79.5 million,

•	dividends on our outstanding common shares (currently at an annual rate of approximately $137.9 million, and

•	other corporate expenses and taxes.

In order to meet the above liquidity requirements as well as other liquidity needs in the normal course of business, we will be required to use cash flows from operations and existing cash and cash equivalents. Should these resources be insufficient to meet the upcoming liquidity needs, we may also be required to liquidate investment securities available for sale and other long-term investments, or, if available, draw on Liggett's credit facility. While there are actions we can take to reduce our liquidity needs, there can be no assurance that such measures can be achieved.

We and our subsidiaries have a substantial amount of indebtedness.

We and our subsidiaries have significant indebtedness and debt service obligations. At June 30, 2012, we and our subsidiaries had total outstanding indebtedness (including the embedded derivative liabilities related to our convertible notes) of $682.8 million million. Approximately $157.5 million of our 6.75% convertible notes mature in 2014 and $415 million of our 11% senior secured notes mature in 2015. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the six months ended June 30, 2012.

Item 6.    Exhibits

10.1	Fourth Amendment to Services Agreement dated as of October 4, 2006, between Vector Group Ltd. and Liggett Group LLC.

10.2	Fifth Amendment to Services Agreement dated as of November 30, 2011, between Vector Group Ltd. and Liggett Group LLC.

10.3	Services Agreement dated as of October 1, 2006 between Vector Group Ltd. and Vector Tobacco Inc.

10.4	Tax sharing agreement dated May 24, 1999 between Brooke Group Ltd., BGLS Inc., Liggett Group Inc., Epic Holdings Inc., Eve Holdings Inc. and Carolina Tobacco Express Company Inc.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and
Chief Financial Officer
Date:	July 31, 2012