Form 10-Q
period 2012-09-30
VECTOR GROUP LTD
filed 2012-10-31
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2012

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

At October 31, 2012, Vector Group Ltd. had 87,003,808 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2012	December 31, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$217,256	$240,923
Investment securities available for sale	65,193	76,486
Accounts receivable - trade, net	11,567	24,869
Inventories	106,439	109,228
Deferred income taxes	39,880	42,951
Income tax receivable, net	823	9,553
Restricted assets	1,476	1,474
Other current assets	4,549	4,257
Total current assets	447,183	509,741
Property, plant and equipment, net	56,909	56,556
Investment in Escena, net	13,174	13,280
Long-term investments accounted for at cost	16,368	5,675
Long-term investments accounted for under the equity method	6,152	16,499
Investments in non-consolidated real estate businesses	123,877	124,469
Restricted assets	10,777	9,626
Deferred income taxes	50,647	31,017
Intangible asset	107,511	107,511
Prepaid pension costs	11,171	10,047
Other assets	41,872	43,347
Total assets	$885,641	$927,768
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$15,628	$50,844
Current portion of fair value of derivatives embedded within convertible debt	—	84,485
Current payments due under the Master Settlement Agreement	104,207	51,174
Current portion of employee benefits	1,000	2,690
Accounts payable	5,388	9,532
Accrued promotional expenses	16,999	17,056
Income taxes payable, net	6,730	6,597
Accrued excise and payroll taxes payable, net	235	17,992
Litigation accruals	1,336	1,551
Deferred income taxes	29,256	35,885
Accrued interest	9,332	20,888
Other current liabilities	14,085	16,504
Total current liabilities	204,196	315,198
Notes payable, long-term debt and other obligations, less current portion	515,015	493,356
Fair value of derivatives embedded within convertible debt	87,466	49,015
Non-current employee benefits	45,097	45,982
Deferred income taxes	81,187	60,642
Payments due under the Master Settlement Agreement	52,022	49,338
Litigation accruals	1,809	1,600
Other liabilities	1,797	1,667
Total liabilities	988,589	1,016,798
Commitments and contingencies
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 90,763,670 and 83,022,812 shares issued and 87,003,808 and 79,441,991 shares outstanding	8,701	7,944
Additional paid-in capital	—	—
Accumulated deficit	(88,373)	(80,440)
Accumulated other comprehensive loss	(10,419)	(3,677)
Less: 3,759,862 shares of common stock in treasury, at cost	(12,857)	(12,857)
Total stockholders' deficiency	(102,948)	(89,030)
Total liabilities and stockholders' deficiency	$885,641	$927,768

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues*	$272,783	$288,995	$806,983	$840,553

Expenses:
Cost of goods sold*	203,749	227,863	615,682	664,113
Operating, selling, administrative and general expenses	25,841	23,277	73,734	69,142
Operating income	43,193	37,855	117,567	107,298

Other income (expenses):
Interest expense	(25,906)	(25,421)	(78,667)	(75,431)
Change in fair value of derivatives embedded within convertible debt	6,040	4,386	(21,020)	13,248
Acceleration of interest expense related to debt conversion	(7,072)	—	(14,960)	(1,217)
Equity income from non-consolidated real estate businesses	12,874	6,496	20,969	17,597
Equity income (loss) on long-term investments	124	(1,699)	(1,205)	(1,090)
Gain on sale of investment securities available for sale	1,640	6,017	1,640	20,558
Gain on liquidation of long-term investments	—	2,221	—	25,832
Gain on sales of townhomes	—	10	—	3,722
Other, net	341	135	856	351

Income before provision for income taxes	31,234	30,000	25,180	110,868
Income tax expense	13,302	12,451	11,043	43,645

Net income	$17,932	$17,549	$14,137	$67,223

Per basic common share:

Net income applicable to common shares	$0.21	$0.21	$0.17	$0.80

Per diluted common share:

Net income applicable to common shares	$0.21	$0.20	$0.16	$0.78

Cash distributions and dividends declared per share	$0.38	$0.36	$1.14	$1.09

* Revenues and Cost of goods sold include excise taxes of $126,389, $141,473, $379,281 and $412,041, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$17,932	$17,549	$14,137	$67,223

Net unrealized gains (losses) on investment securities available for sale:
Change in net unrealized gains (losses)	883	1,933	(13,386)	5,353
Net unrealized gains reclassified into net income	(1,640)	(6,017)	(1,640)	(20,558)
Net unrealized losses on investment securities available for sale	(757)	(4,084)	(15,026)	(15,205)

Net unrealized gains (losses) on long-term investments accounted for under the equity method	476	(1,549)	1,018	(3,002)

Net change in forward contracts	15	18	47	49

Net change in pension-related amounts	870	680	2,611	2,040

Other comprehensive income (loss)	604	(4,935)	(11,350)	(16,118)

Income tax effect on:
Change in net unrealized gains (losses) on investment securities	(358)	(1,025)	5,435	(2,393)
Net unrealized gains reclassified into net income on investment securities	665	2,531	665	8,347
Change in unrealized long-term investments	(193)	629	(413)	1,212
Net unrealized gains reclassified into net income on long-term investments	—	—	—	—
Forward contracts	(6)	(5)	(19)	(19)
Pension-related amounts	(353)	(105)	(1,060)	(649)
Income tax (provision) benefit on other comprehensive income (loss)	(245)	2,025	4,608	6,498

Other comprehensive income (loss), net of tax	359	(2,910)	(6,742)	(9,620)

Comprehensive income	$18,291	$14,639	$7,395	$57,603

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Total
Balance, December 31, 2011	79,441,991	$7,944	$—	$(80,440)	$(3,677)	$(12,857)	$(89,030)
Net income	—	—	—	14,137	—	—	14,137
Pension-related minimum liability adjustments, net of income taxes	—	—	—	—	1,551	—	1,551
Forward contract adjustments, net of income taxes	—	—	—	—	28	—	28
Unrealized gain on long-term investment securities, accounted for under the equity method, net of income taxes	—	—	—	—	605	—	605
Change in net unrealized loss on investment securities, net of income taxes	—	—	—	—	(7,951)	—	(7,951)
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(975)	—	(975)
Unrealized loss on investment securities, net of income taxes	—	—	—	—	—	—	(8,926)
Total other comprehensive loss	—	—	—	—	—	—	(6,742)
Total comprehensive income	—	—	—	—	—	—	7,395
Distributions and dividends on common stock	—	—	(77,891)	(21,656)	—	—	(99,547)
Effect of stock dividend	4,142,378	414	—	(414)	—	—	—
Note conversion, net of income taxes	3,476,654	348	76,540	—	—	—	76,888
Exercise of employee stock options	15,314	2	138	—	—	—	140
Surrender of shares in connection with employee stock option exercise and restricted stock vesting	(72,529)	(7)	(1,269)	—	—	—	(1,276)
Tax benefit of employee stock options exercised	—	—	48	—	—	—	48
Amortization of deferred compensation	—	—	2,434	—	—	—	2,434
Balance, as of September 30, 2012	87,003,808	$8,701	$—	$(88,373)	$(10,419)	$(12,857)	$(102,948)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Net cash provided by operating activities	$97,245	$64,015
Cash flows from investing activities:
Sale of investment securities	3,831	28,102
Purchase of investment securities	(1,148)	(2,847)
Proceeds from sale or liquidation of long-term investments	72	66,190
Purchase of long-term investments	(5,000)	(10,000)
Investments in non-consolidated real estate businesses	(22,467)	(7,201)
Distributions from non-consolidated real estate businesses	31,221	6,752
Proceeds from sale of townhomes, net	—	19,629
Increase in cash surrender value of life insurance policies	(831)	(717)
(Increase) decrease in restricted assets	(1,126)	738
Issuance of notes receivable	(355)	(216)
Proceeds from sale of fixed assets	418	156
Capital expenditures	(8,268)	(8,469)
Net cash (used in) provided by investing activities	(3,653)	92,117
Cash flows from financing activities:
Proceeds from debt issuance	14,018	2,823
Deferred financing costs	(315)	—
Repayments of debt	(15,440)	(3,522)
Borrowings under revolver	794,249	769,247
Repayments on revolver	(809,567)	(804,957)
Dividends and distributions on common stock	(100,392)	(92,987)
Proceeds from exercise of employee stock options	140	1,029
Tax benefit of employee stock options exercised	48	821
Net cash used in financing activities	(117,259)	(127,546)
Net (decrease) increase in cash and cash equivalents	(23,667)	28,586
Cash and cash equivalents, beginning of period	240,923	299,825
Cash and cash equivalents, end of period	$217,256	$328,411

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

Information concerning the Company's common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 28, 2012 and September 29, 2011. The dividends were recorded at par value of $414 and $378 since the Company did not have retained earnings at September 30, 2012 and 2011, respectively. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividends.

Net income for purposes of determining basic EPS was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$17,932	$17,549	$14,137	$67,223
Income attributable to participating securities	(350)	(359)	(284)	(1,390)
Net income available to common stockholders	$17,582	$17,190	$13,853	$65,833

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net income for purposes of determining diluted EPS was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$17,932	$17,549	$14,137	$67,223
Expense attributable to 3.875% Variable Interest Senior Convertible Debentures	—	680	—	4,608
Expense attributable to 6.75% Variable Interest Senior Convertible Note	—	—	—	2,994
Income attributable to participating securities	(350)	(373)	(284)	(1,548)
Net income available to common stockholders	$17,582	$17,856	$13,853	$73,277

Basic and diluted EPS were calculated using the following shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted-average shares for basic EPS	85,299,645	82,965,473	83,891,231	82,472,035
Plus incremental shares related to stock options and non-vested restricted stock	165,723	640,507	191,974	527,305
Plus incremental shares related to convertible debt	—	6,479,204	—	10,952,616
Weighted-average shares for fully diluted EPS	85,465,368	90,085,184	84,083,205	93,951,956

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and nine months ended September 30, 2012 and 2011 but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Number of stock options	N/A	11,088	N/A	11,088
Weighted-average exercise price	N/A	$22.70	N/A	$22.70
Weighted-average shares of non-vested restricted stock	3,500	N/A	3,500	N/A
Weighted-average expense per share	17.12	N/A	17.12	N/A
Weighted-average number of shares issuable upon conversion of debt	15,929,565	11,701,241	17,316,315	7,660,326
Weighted-average conversion price	$13.95	$13.47	$14.05	$14.04

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(d)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company's debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of the Company's stock price.  The range of estimated fair market values of the Company's embedded derivatives was between $85,887 and $89,106.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $87,466 as of September 30, 2012. At December 31, 2011, the range of estimated fair market values of the Company's embedded derivatives was between $130,917 and $136,182.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $133,500 as of December 31, 2011.  The estimated fair market value of the Company's embedded derivatives could change significantly based on future market conditions. (See Note 4.)

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

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on the Company's consolidated financial position or results of operations.

2.	INVENTORIES

Inventories consist of:

	September 30, 2012	December 31, 2011
Leaf tobacco	$66,920	$65,411
Other raw materials	3,877	3,831
Work-in-process	727	688
Finished goods	61,139	64,594
Inventories at current cost	132,663	134,524
LIFO adjustments	(26,224)	(25,296)
	$106,439	$109,228

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At September 30, 2012, Liggett had tobacco purchase commitments of approximately $7,169.

All of the Company's inventories at September 30, 2012 and December 31, 2011 have been reported under the LIFO method.

3.	LONG-TERM INVESTMENTS

Long-term investments accounted for at cost:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$15,541	$16,317	$4,776	$6,199
Real estate partnership	827	1,388	899	1,293
Investments accounted for at cost	$16,368	$17,705	$5,675	$7,492

The Company received a distribution of $207 in June 2012 from a real estate partnership. The Company recognized a gain of $135 in June 2012 related to the distribution. The Company received distributions of $3,971 and $66,190 for the three and nine months ended September 30, 2011, respectively, primarily from the liquidation of two long-term investments. The Company recognized a gain of $2,221 and $25,832 for the three and nine months ended September 30, 2011, respectively.

Long-term investment partnerships accounted for under the equity method:

	September 30, 2012	December 31, 2011
Investment partnerships	$6,152	$16,499

In January 2012, the Company invested $5,000 in an investment partnership with an underlying investment in a hedge fund. In April 2011, the Company invested $10,000 in an investment partnership with an underlying investment in a hedge fund. The Company accounted for these investments and an investment in another limited partnership under the equity method. During the second quarter 2012 the Company's ownership percentages fell below the percentage required for equity method accounting for the two investment partnerships and are now accounted for under the cost method.

The Company recorded equity income of $124 for the three months ended September 30, 2012 and an equity loss of $1,205 for the nine months ended September 30, 2012, related to the limited partnerships accounted for under the equity method. The Company recorded an equity loss of $1,699 and $1,090 for the for the three and nine months ended September 30, 2011, respectively, related to the limited partnership.

The carrying value of the investments was approximately $6,152 as of September 30, 2012 which approximated the investments' fair value. The carrying value of the investments was $16,499 as of December 31, 2011 which approximated the investments' fair value.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	September 30, 2012	December 31, 2011
Vector:
11% Senior Secured Notes due 2015, net of unamortized discount of $458 and $591	$414,542	$414,409
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $32,092 and $35,704*	17,908	14,296
6.75% Variable Interest Senior Convertible Exchange Notes due 2014, net of unamortized discount of $48,571 and $57,036*	58,959	50,494
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $36,184 and $82,948*	7,038	16,052
Liggett:
Revolving credit facility	6,153	21,472
Term loan under credit facility	4,253	5,689
Equipment loans	21,448	21,255
Other	342	533
Total notes payable, long-term debt and other obligations	530,643	544,200
Less:
Current maturities	(15,628)	(50,844)
Amount due after one year	$515,015	$493,356
______________________
* The fair value of the derivatives embedded within the 6.75% Variable Interest Senior Convertible Note ($13,951 at September 30, 2012 and $16,929 at December 31, 2011, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($26,446 at September 30, 2012 and $32,086 at December 31, 2011, respectively), and the 3.875% Variable Interest Senior Convertible Debentures ($47,069 at September 30, 2012 and $84,485 at December 31, 2011, respectively) is separately classified as a derivative liability in the condensed consolidated balance sheets.

Credit Facility - Liggett:

In February 2012, Liggett and Wells Fargo Bank, National Association ("Wells Fargo") renewed the $50,000 credit facility (the "Credit Facility"). The Credit Facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. The Credit Facility expires on March 8, 2015; provided that Liggett may terminate the Credit Facility prior to March 8, 2015 at any time by giving at least 30 days prior written notice to Wells Fargo, and Wells Fargo may, at Well Fargo's option, terminate the Credit Facility at any time upon the occurrence and during the continuance of an Event of Default.

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

Term Loan under Credit Facility

In February 2012, Wells Fargo amended and restated the existing $5,600 term loan (the “Term Loan”) made to 100 Maple LLC (“Maple”), a subsidiary of Liggett, within the commitment under the Credit Facility. In connection with the amendment and restatement the maturity date of the Term Loan was extended to March 1, 2015 and

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

the outstanding principal amount was paid down to $4,425. The Term Loan bears an interest rate equal to 1.75% more than Wells Fargo's adjusted Eurodollar rate. Monthly payments of $25 are due under the Term Loan from March 1, 2012 to February 1, 2015 ($885 in total) with the balance of $3,540 due at maturity on March 1, 2015.

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

As of September 30, 2012, a total of $10,406 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the facility was approximately $39,594 based on eligible collateral at September 30, 2012.

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

3.875% Variable Interest Senior Convertible Debentures due 2026 - Vector:

The Company was required to mandatorily redeem 10% of the total aggregate principal amount outstanding, or $11,000, of the Company's 3.875% Variable Interest Senior Convertible Debentures due 2026 (the "Debentures") on June 15, 2011.  Other than the holders of $7 principal amount of the Debentures, who had 10% of their aggregate principal amount of Debentures mandatorily redeemed, each  holder of the notes chose to convert its pro-rata portion of the $11,000 of principal into the Company's common stock.  The Company recorded non-cash accelerated interest expense related to the converted debt of $1,217 for the nine months ended September 30, 2011, on the conversion of the $11,000 of notes into 719,256 shares of common stock. The debt conversion resulted in a reclass from debt to equity in the amount of $10,993.

Holders of the Debentures converted $2 principal amount of the Debentures into 131 shares of the Company's common stock in February 2012, $31,370 principal amount into 2,053,065 shares of common stock in June 2012, and $24,406 principal amount into 1,597,290 shares of common stock in September 2012. The Company recorded non-cash accelerated interest expense related to the converted debt of $7,072 and $14,960 for the three and nine months ended September 30, 2012. The debt conversion resulted in a reclassification from debt to equity in the amount of $55,778. As of September 30, 2012, the principal amount of the Debentures outstanding was $43,222.

The holders of the Debentures had the option to put all of the remaining senior convertible notes on June 15, 2012. None of the Debentures were surrendered for repurchase by the Company. The holders of the Debentures next have the option to put all or part of the remaining Debentures to the Company on June 15, 2016. Accordingly, the Company reclassified the Debentures and related fair value of derivatives embedded within convertible debt from current liabilities to long-term liabilities.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Non-cash Interest Expense - Vector:

Components of non-cash interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Amortization of debt discount	$4,779	$2,709	$12,220	$7,551
Amortization of deferred finance costs	606	1,123	2,067	4,004
Accelerated interest expense on 3.875% Variable Interest Senior Convertible Debentures converted	7,072	—	14,960	1,217
	$12,457	$3,832	$29,247	$12,772

Fair Value of Notes Payable and Long-term Debt:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable and long-term debt	$530,643	$693,452	$544,200	$801,353

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5. CONTINGENCIES

Tobacco-Related Litigation:

Overview

Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling ("Engle progeny cases"); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation are not quantifiable at this time. For the nine months ended September 30, 2012 and 2011, Liggett incurred legal expenses and other litigation costs totaling approximately $6,006 and $5,216, respectively.

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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals, Liggett has secured approximately $6,306 in bonds as of September 30, 2012.
In June 2009, Florida amended its existing bond cap statute by adding a $200,000 bond cap that applies to all Engle progeny cases (defined below) in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. Plaintiffs, in several cases, have challenged the constitutionality of the bond cap statute, but to date, the courts that have addressed the issue have upheld the constitutionality of the statute. The plaintiffs have appealed some of these rulings and the Florida Supreme Court, after granting review of the Hall decision denying plaintiff's challenge to the bond cap statute, subsequently dismissed the matter prior to the scheduled argument as moot. No federal court has yet addressed the issue. Although the Company cannot predict the outcome of such challenges, it is possible that the Company's consolidated financial position, results of operations, and cash flows could be materially affected by an unfavorable outcome of such challenges.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Cautionary Statement About Engle Progeny Cases. Judgments have been entered against Liggett and other industry defendants in Engle progeny cases. Several of the judgments have been affirmed on appeal. To date, the United States Supreme Court has declined to review these cases. At September 30, 2012, Liggett and the Company are currently defendants in 3,063 state court and 2,016 federal court Engle progeny cases. As of September 30, 2012, 12 Engle progeny cases involving Liggett have resulted in verdicts, exclusive of the Lukacs case, discussed below. Seven verdicts were returned in favor of the plaintiffs and five were returned in favor of Liggett. Other cases have either been voluntarily dismissed by plaintiffs, dismissed by the court on summary judgment or a mistrial was declared. Excluding the Lukacs case, the compensatory verdicts against Liggett have ranged from $1 to $3,008. In two of these cases, punitive damages were also awarded for $1,000 and $7,600. Since February 2009, when Engle progeny trials commenced, 71 cases have been tried to a verdict. Based on the current rate of trials per year, it would require decades to resolve the remaining cases. Except as discussed in this Note 5 with respect to the seven cases where an adverse verdict was entered against Liggett, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members' claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages. The Company believes that the process under which Engle progeny cases are tried is unconstitutional and continues to pursue its appellate rights.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, particularly with respect to the Engle progeny cases. There can be no assurances that Liggett's past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in non-Engle Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal. Litigation is subject to many uncertainties. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of certain pending smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. Liggett may, however, enter into settlement discussions in particular cases if it believes it is in its best interest to do so. In connection with the Engle progeny cases, Liggett has been receptive to opportunities to settle these cases, individually or on some aggregated basis, on terms it believes are economically favorable to Liggett and will continue to explore such opportunities.   As of September 30, 2012, Liggett (and in certain cases the Company), has settled 91 Engle progeny cases for approximately $1,017, in the aggregate.  If Liggett were able to resolve the Engle progeny cases on an aggregated basis, Liggett believes the range of loss could be between $69,000 and $85,000, but there can be no assurances that the Engle progeny cases can be resolved on an aggregated basis, nor can there be any assurances that Liggett's settlement experience to date will be representative of future results or intentions.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Non-Engle Individual Actions
As of September 30, 2012, there were 65 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include Engle progeny cases or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions, by state, that are pending against Liggett or the Company as of September 30, 2012:

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
Engle Progeny Cases
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
Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had until January 2008 in which to file individual lawsuits. As of September 30, 2012, Liggett and the Company are named defendants in 5,079 Engle progeny cases in both federal (2,016 cases) and state (3,063 cases) courts in Florida. Other cigarette manufacturers are also named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from an action. These cases include approximately 6,594 plaintiffs. The number of state court Engle progeny cases may increase as multi-plaintiff cases continue to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties. Although the Company was not named as a defendant in the Engle case, it has been named as a defendant in most of the Engle progeny cases where Liggett is named as a defendant.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of September 30, 2012 the following Engle progeny cases have resulted in judgments against Liggett:

Date	Case Name	County	Net Compensatory Damages	Punitive Damages	Status
June 2002	Lukacs v. R.J. Reynolds	Miami-Dade	$12,418	None	Affirmed on appeal by the Third District Court of Appeal. Judgment has been satisfied and the case is concluded.
August 2009	Campbell v. R.J. Reynolds	Escambia	$156	None
Affirmed on appeal by the First District Court of Appeal. Defendants filed a motion with the District Court of Appeal for certification to the Florida Supreme Court, which was denied on May 13, 2011. Defendants sought review by the US Supreme Court, which was denied in March 2012. In April 2012, the judgment was satisfied and, except for an appeal regarding calculation of interest, the case is concluded.

March 2010	Douglas v. R.J. Reynolds	Hillsborough	$1,350	None
Affirmed on appeal by the Second District Court of Appeal. The court certified the question of the constitutionality of the Engle findings as a question of great public importance. The Florida Supreme Court agreed to review the case. Oral argument occurred on September 6, 2012.

April 2010	Clay v. R.J. Reynolds	Escambia	$349	$1,000
Affirmed on appeal by the First District Court of Appeal on January 25, 2012. Defendants motion for rehearing was denied. Defendants filed a motion to recall the mandate, which was also denied. Defendants are seeking review by the US Supreme Court.

April 2010	Putney v. R.J. Reynolds	Broward	$3,008	None	On appeal to the Fourth District Court of Appeal. Oral argument occurred on September 27, 2012. A decision is pending.
April 2011	Tullo v. R.J. Reynolds	Palm Beach	$225	None	On appeal to the Fourth District Court of Appeal.
January 2012	Ward v. R.J. Reynolds	Escambia	$1	None	A joint and several judgment was entered for $487 against Liggett and RJR. On appeal to the First District Court of Appeal.
May 2012	Calloway v. R.J. Reynolds	Broward	$1,947	$7,600	Post trial motions were denied. A joint and several judgment was entered for $16,100 against all defendants. On appeal to the Fourth District Court of Appeal.

The Company's potential range of loss in the Douglas, Clay, Putney, Tullo, Ward and Calloway cases is between $0 and $15,480 in the aggregate, plus accrued interest and legal fees. In determining the range of loss, the Company considers potential settlements as well as future appellate relief. Except as disclosed elsewhere in this Note 5, the Company is unable to determine a range of loss related to the remaining Engle progeny cases. No amounts have been expensed or accrued in the accompanying consolidated financial statements for these cases. However, as cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Federal Engle Progeny Cases. Three federal judges (in the Merlob, B. Brown and Burr cases) ruled that the findings in Phase I of the Engle proceedings could not be used to satisfy elements of plaintiffs' claims, and two of those rulings (B. Brown and Burr) were certified by the trial court for interlocutory review. The certification was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated (in February 2009, the appeal in Burr was dismissed for lack of prosecution). In July 2010, the Eleventh Circuit ruled that plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. Rather, plaintiffs may only use the findings to establish specific facts that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made. All federal cases were stayed pending review by the Eleventh Circuit. The stays were subsequently lifted in 34 cases. At present, Liggett is a defendant in 7 of the cases.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In the Rey case, a state court Engle progeny case, the trial court entered final summary judgment on all claims in favor of the Company, Liggett and Lorillard based on what has been referred to in the Engle progeny litigation as the "Liggett Rule."  The Liggett Rule stands for the proposition that a manufacturer cannot have liability to a smoker under any asserted claim if the smoker did not use a product manufactured by that particular defendant.  The Liggett Rule is based on the entry of final judgment in favor of Liggett/Brooke Group in Engle on all of the claims asserted against them by class representatives Mary Farnan and Angie Della Vecchia, even though the Florida Supreme Court upheld, as res judicata, the generic finding that Liggett/Brooke Group engaged in a conspiracy to commit fraud by concealment. In September 2011, the Third District Court of Appeal affirmed in part and reversed in part holding that the defendants were entitled to summary judgment on all claims asserted against them other than the claim for civil conspiracy.  Defendants' motions for rehearing were denied with regard to the Liggett Rule issues.  Defendants sought further review by the Florida Supreme Court and on August 20, 2012, the petition for review was denied. In March 2012, the Fifth District Court of Appeal, in other progeny cases, followed the Third District Court of Appeal and reversed summary judgment on the conspiracy claims. Defendants have sought review by the Florida Supreme Court of these decisions.
On March 30, 2012, in Douglas, the Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants' federal due process rights. On April 2, 2012, the defendants in Douglas filed a Notice to Invoke Discretionary Jurisdiction of the Florida Supreme Court, which was accepted. Oral argument occurred on September 6, 2012. A decision is pending.
Liggett Only Cases.  There are currently eight cases pending where Liggett is the only remaining tobacco company defendant. These cases consist of Individual Actions and Engle progeny cases. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases.
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
Class Actions
As of September 30, 2012, there were four actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In Smith v. Philip Morris, a Kansas state court case filed in February 2000, plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs seek to recover an unspecified amount in actual and punitive damages. Class certification was granted in November 2001. On January 18, 2012, the trial court heard oral argument on defendants' motions for summary judgment and on March 23, 2012, the court granted the motions and dismissed plaintiffs' claims with prejudice. On July 18, 2012, plaintiffs noticed an appeal.
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
In April 2001, in Brown v. Philip Morris USA, a California state court granted in part plaintiffs' motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants' cigarettes “during the applicable time period” and who were exposed to defendants' marketing and advertising activities in California. On September 24, 2012, plaintiffs filed a motion to dismiss the case with prejudice against Liggett and certain of the other defendants. The dismissal was approved by the court on September 27, 2012 and this matter is concluded.
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action, which commenced in June 2010 and ended in a mistrial. The rescheduled trial commenced in October 2011 and it, too, ended in a mistrial. A new trial is scheduled for April 15, 2013. If the case were to proceed against Liggett, it is estimated that Liggett could be a defendant in approximately 100 of the individual cases.
Class action suits have been filed in a number of states against cigarette manufacturers, alleging, among other things, that use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices. In December 2008, the United States Supreme Court, in Altria Group v. Good, ruled that the Federal Cigarette Labeling and Advertising Act did not preempt the state law claims asserted by the plaintiffs and that they could proceed with their claims under the Maine Unfair Trade Practices Act. The Good decision has resulted in the filing of additional “lights” class action cases in other states against other cigarette manufacturers. Although Liggett was not a defendant in the Good case, and is not currently a defendant in any other “lights” class actions, an adverse ruling or commencement of additional “lights” related class actions could have a material adverse effect on the Company.
In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers. Adverse decisions in these cases could have a material adverse affect on Liggett’s sales volume, operating income and cash flows.
Health Care Cost Recovery Actions
As of September 30, 2012, there was one Health Care Cost Recovery Action pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.

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
In August 2006, the trial court entered a Final Judgment against each of the cigarette manufacturing defendants, except Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court's decision. The United States Supreme Court denied review. As a result, the cigarette manufacturing defendants, other than Liggett, are now subject to the trial court's Final Judgment which ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States' public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights,” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “lights” cigarettes, defendants' manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure of defendants' public document websites and the production of all documents produced to the government or produced in any future court or administrative action concerning smoking and health; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedules as defendants now follow in disclosing such data to the Federal Trade Commission for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette business within the United States; and (ix) payment of the government's costs in bringing the action.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Upcoming Trials
As of September 30, 2012, there were 30 Engle progeny cases scheduled for trial through September 30, 2013. In Whitney v. R.J. Reynolds, a non-Engle Individual Action pending in Florida, trial is scheduled for February 4, 2013. The Company and/or Liggett and other cigarette manufacturers are currently named as defendants in each of these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from an action. There are additional cases against other cigarette manufacturers that are also scheduled for trial through September 30, 2013. Trial dates are, however, subject to change.
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
For 2003 – 2011, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco withheld payment or paid into a disputed payment account the amounts associated with these NPM Adjustments. For 2003, Liggett and Vector Tobacco paid the NPM adjustment amount of $9,345 to the Settling States although both companies continue to dispute this amount is owed. The total amount withheld (or paid into a disputed payment account) by Liggett and Vector Tobacco for 2004 – 2011 was $61,960. At September 30, 2012, included in “Other assets” on the Company’s consolidated balance sheet was a non-current receivable of $6,542 relating to the $9,345 payment.
The following amounts have not been expensed by the Company as they relate to Liggett and Vector Tobacco’s NPM Adjustment claims: $6,542 for 2003, $3,789 for 2004 and $800 for 2005. Liggett and Vector Tobacco have expensed all disputed amounts related to the NPM Adjustment since 2005.
Since April 2006, notwithstanding provisions in the MSA requiring arbitration, litigation was filed in 49 Settling States involving the issue of whether the application of the NPM Adjustment for 2003 was to be determined through litigation or arbitration. These actions related to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. All but one of the 48 courts that have decided the issue ruled that the 2003 NPM Adjustment dispute is arbitrable. One court, the Montana Supreme Court, ruled that Montana’s claim of diligent enforcement must be litigated. The United States Supreme Court denied certiorari with respect to that opinion. In June 2012, Montana and the Participating Manufacturers reached an agreement that the Participating Manufacturers will not contest Montana's diligent enforcement for 2003.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In response to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any 2003 NPM adjustment awarded in the arbitration. In June 2010, the three person arbitration panel was selected. In November 2011, the Participating Manufacturers advised the arbitration panel that they were not contesting diligent enforcement of 16 Settling States and territories. Substantive hearings commenced in April 2012 and are ongoing. To date, evidentiary hearings have been held for 12 of the remaining 35 Settling States and territories. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.
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
The change in the method of calculation could result in Liggett owing as much as $37,500 of additional MSA payments for prior years, including interest, because the proposed change from “gross” to “net” units would serve to lower Liggett’s market share exemption under the MSA. In August 2011, Liggett received notice from several states seeking to initiate arbitration as to this matter. The parties entered into an agreement regarding procedures for the arbitration and selection of the arbitrators and a panel of three arbitrators was selected. Discovery has commenced. The Company estimates that Liggett’s future MSA payments would be at least approximately $2,500 higher if the method of calculation is changed. No amounts have been expensed or accrued in the accompanying consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute. There can be no assurance that Liggett will not be required to make additional payments, which could adversely affect the Company’s consolidated financial position, results of operations and cash flows.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In 2003, as a result of a dispute with Minnesota regarding its settlement agreement, Liggett agreed to pay $100 a year, in any year cigarettes manufactured by Liggett are sold in that state. In 2003 and 2004, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make certain required payments under the respective settlement agreements with these states. In December 2010, Liggett settled with Florida and agreed to pay $1,200 and to make further annual payments of $250 for a period of 21 years, starting in March 2011. The payments in years 12 – 21 will be subject to an inflation adjustment. These payments are in lieu of any other payments allegedly due to Florida under the original settlement agreement. The Company accrued approximately $3,200 for this matter in 2010. In February 2012, Mississippi provided Liggett with a 60-day notice that the state intended to pursue its remedies if Liggett did not cure the alleged defaults. Liggett responded to Mississippi's letter but has heard nothing further on the matter. There can be no assurance that Liggett will be able to resolve the matters with Texas and Mississippi or that Liggett will not be required to make additional payments which could adversely affect the Company's consolidated financial position, results of operations and cash flows.
Cautionary Statement.  Management is not able to predict the outcome of the litigation pending or threatened against Liggett or the Company. Litigation is subject to many uncertainties. For example, the jury in the Lukacs case, an Engle progeny case tried in 2002, awarded $24,835 in compensatory damages and found Liggett 50% responsible for the damages. The judgment was affirmed on appeal and Liggett paid $14,361 in June 2010. Through September 30, 2012, Liggett has been found liable in seven other Engle progeny cases. In one of these cases, although plaintiff had minimal history of smoking Liggett products, Liggett was found liable for $1,947 in compensatory damages and $7,600 in punitive damages. As discussed above, these cases have been, or currently are, on appeal, however, appellate efforts to date have generally not been successful. Liggett has also had judgments entered against it in other Individual Actions, which judgments were affirmed on appeal. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may attempt to settle particular cases if it believes it is in its best interest to do so.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The activity in the company's accruals for tobacco litigation for the nine months ended September 30, 2012 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2012	$51,174	$1,551	$52,725	$49,338	$1,600	$50,938
Expenses	103,682	214	103,896	—	—	—
Change in MSA obligations capitalized as inventory	350	—	350	—	—	—
Payments	(50,094)	(684)	(50,778)	—	—	—
Reclassification to non-current liabilities	(905)	224	(681)	905	(224)	681
Interest on withholding	—	31	31	1,779	433	2,212
Balance at September 30, 2012	$104,207	$1,336	$105,543	$52,022	$1,809	$53,831

The activity in the company's accruals for tobacco litigation for the nine months ended September 30, 2011 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2011	$43,888	$4,183	$48,071	$30,205	$—	$30,205
Expenses	114,783	444	115,227	—	—	—
Change in MSA obligations capitalized as inventory	479	—	479	—	—	—
Payments	(26,758)	(1,754)	(28,512)	—	—	—
Reclassification to non-current liabilities	(17,667)	—	(17,667)	17,667	—	17,667
Interest on withholding	—	70	70	885	—	885
Balance at September 30, 2011	$114,725	$2,943	$117,668	$48,757	$—	$48,757

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
In February 2004, Liggett Vector Brands entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2016. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at September 30, 2012.
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

The Company's income tax expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income before provision for income taxes	$31,234	$30,000	$25,180	$110,868
Income tax expense using estimated annual effective income tax rate	12,024	11,920	9,694	44,051
Out-of-period adjustment related to non-deductible expenses in 2011	—	—	757	—
Impact of discrete item, net	(148)	—	(808)	464
Changes in effective tax rates	1,426	1,401	1,400	—
Reduction of valuation allowance	—	(870)	—	(870)
Income tax expense	$13,302	$12,451	$11,043	$43,645

The discrete item for the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, is related to the conversion of the Company's 3.875% Senior Convertible Debentures due 2026. The out-of-period adjustment related to a non-accrual of a non-deductible expense related to a permanent difference for income taxes in the fourth quarter of 2011. The Company assessed the materiality of this error on all previously issued financial statements and concluded that the error was immaterial to all previously issued financial statements. The impact of correcting this error in the current year is not expected to be material to the Company’s 2012 consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Internal Revenue Service is auditing the Company's 2008 and 2009 tax years. The Company believes it has adequately reserved for any potential adjustments that may arise as a result of the audits.

7.	NEW VALLEY LLC

The components of “Investments in non-consolidated real estate businesses” were as follows:

	September 30, 2012	December 31, 2011
Douglas Elliman Realty LLC	$62,351	$53,970
New Valley Oaktree Chelsea Eleven LLC	—	6,320
Fifty Third-Five Building LLC	18,000	18,000
Sesto Holdings S.r.l.	5,037	5,037
1107 Broadway	5,489	5,489
Lofts 21 LLC	900	900
Hotel Taiwana	2,658	2,658
NV SOCAL LLC	—	25,095
HFZ East 68th Street	7,000	7,000
11 Beach Street Investor LLC	9,642	—
NV Maryland LLC	5,000	—
NV 701 Seventh Avenue LLC	7,800	—
Investments in non-consolidated real estate businesses	$123,877	$124,469

Residential Brokerage Business. New Valley recorded income of $5,223 and $5,496 for the three months ended September 30, 2012 and 2011, respectively, and income of $11,596 and $14,297 for the nine months ended September 30, 2012 and 2011, respectively, associated with Douglas Elliman Realty, LLC. New Valley received cash distributions from Douglas Elliman Realty, LLC of $325 and $2,216 for the three months ended September 30, 2012 and 2011, respectively and $3,214 and $6,016 for the nine months ended September 30, 2012 and 2011, respectively. The summarized financial information of Douglas Elliman Realty, LLC is as follows:

	September 30, 2012	December 31, 2011
Cash	$73,969	$57,450
Other current assets	4,739	3,293
Property, plant and equipment, net	15,614	14,595
Trademarks	21,663	21,663
Goodwill	38,517	38,742
Other intangible assets, net	959	827
Other non-current assets	3,601	3,096
Notes payable - current	417	602
Other current liabilities	19,304	18,734
Notes payable - long term	462	1,104
Other long-term liabilities	9,680	9,490
Members' equity	129,199	109,736

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$103,146	$96,989	$272,276	$271,386
Costs and expenses	93,111	86,027	250,905	243,141
Depreciation expense	822	820	2,468	2,634
Amortization expense	60	64	181	190
Other income	449	517	1,681	1,904
Interest expense, net	17	16	49	99
Income tax expense	288	317	611	821
Net income	$9,297	$10,262	$19,743	$26,405

New Valley Oaktree Chelsea Eleven, LLC. In April 2012, Chelsea closed on the two remaining residential units. All of the 54 residential units have been sold and the project has been completed.

The Company received net distributions of $0 and $4,327 from New Valley Oaktree Chelsea Eleven LLC for the three months ended September 30, 2012 and 2011, respectively. The Company received net distributions of $8,439 and $5,940 from New Valley Oaktree Chelsea Eleven LLC for the nine months ended September 30, 2012 and 2011, respectively.

New Valley recorded equity income of $0 and $2,118 for the three and nine months ended September 30, 2012, related to New Valley Chelsea. New Valley recorded equity income of $1,000 and $3,000 for the three and nine months ended September 30, 2011, related to New Valley Chelsea. The Company has no exposure to loss on its investment in New Valley Chelsea Eleven LLC at September 30, 2012.

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

The JV is a variable interest entity; however, New Valley is not the primary beneficiary. This investment is being accounted for under the equity method of accounting. The Company’s maximum exposure to loss as a result of its investment in the JV is $18,000 at September 30, 2012.

Sesto Holdings S.r.l.  In October 2010, New Valley, through its NV Milan LLC subsidiary, acquired a 7.2% interest in Sesto Holdings S.r.l. for $5,000. Sesto holds a 42% interest in an entity that has purchased a land plot of approximately 322 acres in Milan, Italy. Sesto intends to develop the land plot as a multi-parcel, multi-building mixed use urban regeneration project. Sesto is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for Sesto under the equity method of accounting. The Company’s maximum exposure to loss as a result of its investment in Sesto is $5,037 at September 30, 2012.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

1107 Broadway.  During 2011, New Valley invested $5,489 for an approximate indirect 5% interest in MS/WG 1107 Broadway Holdings LLC. In September 2011, MS/WG 1107 Broadway Holdings LLC acquired the 1107 Broadway property in Manhattan, NY. The joint venture plans to develop the property, which was formerly part of the International Toy Center, into luxury residential condominiums with ground floor retail space.  New Valley accounts for MS/WG 1107 Broadway Holdings LLC under the equity method of accounting. MS/WG 1107 Broadway Holdings LLC is a variable interest entity; however, New Valley is not the primary beneficiary. The Company's maximum exposure on its investment in MS/WG 1107 Broadway Holdings LLC is $5,489 at September 30, 2012.

Lofts 21 LLC.  In February 2011, New Valley invested $900 for an approximate 12% interest in Lofts 21 LLC.  Lofts 21 LLC acquired an existing property in Manhattan, NY, which is scheduled to be developed into condominiums.  New Valley accounts for Lofts 21 LLC under the equity method of accounting. Lofts 21 LLC is a variable interest entity; however, New Valley is not the primary beneficiary. The Company's maximum exposure to loss as a result of this investment is $900 at September 30, 2012.

Hotel Taiwana. In October 2011, New Valley invested $2,658 for an approximate 17.39% interest in Hill Street Partners LLP ("Hill"). Hill purchased a 37% interest in Hill Street SEP ("Hotel Taiwana") which owns a hotel located in St. Barts, French West Indies. The hotel consists of 30 suites, 6 pools, a restaurant, lounge and gym. The purpose of the investment is to renovate and then sell the hotel in its entirety or as hotel-condos. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. The Company’s maximum exposure to loss as a result of its investment in Hotel Taiwana is $2,658 at September 30, 2012.

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

The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounted for this investment under the equity method of accounting.

The summarized income statement information of the joint venture is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2012
Interest and dividend income	$23,143	$25,122
Costs and expenses	78	422
Interest expense, net	5,065	7,794
Income tax expense	—	6
Net income	$18,000	$16,900

On September 28, 2012, all outstanding principal and interest was repaid and the note was retired. New Valley received a liquidating distribution of $32,275 from the joint venture on September 28, 2012. New Valley recorded equity income of $7,651 and $7,180 for the three and nine months ended September 30, 2012.

The Company’s has no exposure to loss as a result of its investment in NV SOCAL LLC at September 30, 2012.

HFZ East 68th Street. In December 2011, New Valley invested $7,000 for an approximate 18% interest in a

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

condominium conversion project. The building is a 12-story, 105,000 square foot residential rental building located on 68th Street between Fifth Avenue and Madison Avenue in Manhattan, NY. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. The Company’s maximum exposure to loss as a result of its investment in HFZ East 68th Street is $7,000 at September 30, 2012.

11 Beach Street Investor LLC. NV Beach LLC, a wholly-owned subsidiary of New Valley, invested $9,642 in June 2012 with an additional $1,321 investment to be made in the future for an approximate 49% interest in 11 Beach Street Investor LLC (the "Beach JV"). Beach JV plans to renovate and convert an existing office building in Manhattan into a luxury residential condominium. Beach JV is a variable interest entity; however, New Valley LLC is not the primary beneficiary . New Valley LLC will account for its interest in Beach JV under the equity method of accounting. New Valley's maximum exposure to loss on its investment in 11 Beach Street Investor LLC is $9,642 at September 30, 2012.

NV Maryland LLC. In July 2012, New Valley invested $5,000 for an approximate 33% interest in a joint venture that owns a 25% interest in a portfolio of approximately 5,500 apartment units primarily located in Baltimore County, Maryland. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley will account for this investment under the equity method of accounting. The Company’s maximum exposure to loss as a result of its investment in NV Maryland is $5,000 at September 30, 2012.

NV 701 Seventh Avenue LLC. In August and September 2012, New Valley invested a total of $7,800 for an approximate 15% interest in a joint venture that acquired property located at 701 Seventh Avenue in Times Square in Manhattan. The joint venture plans to redevelop the property for retail space and signage, as well as a site for a potential hotel. The investment closed in October 2012 and New Valley invested an additional $1,420 at closing. New Valley may have additional future capital contributions of approximately $14,000. The property, located on the northeast corner of Seventh Avenue and 47th Street, totals approximately 120,000 gross square feet and is a rectangular corner parcel currently occupied by two buildings. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. As of September 30, 2012, the Company’s maximum exposure to loss as a result of its investment in NV 701 Seventh Avenue was $7,800.

St. Regis Hotel, Washington, D.C. The Company received a distribution of $75 in June 2012 and a distribution of $300 in June 2011 related to its former interest in the St. Regis Hotel. The Company recorded income of $75 and $300 for the nine months ended September 30, 2012 and 2011, respectively, related to its interest in the St. Regis Hotel. The Company does not anticipate receiving any additional payments related to the sale of the tax credits related to its former interest in St. Regis Hotel.

Consolidated real estate investments:

Aberdeen Townhomes LLC. In February 2011 and June 2011, Aberdeen sold its two remaining townhomes for $11,635 and $7,994, respectively, and recorded a gain on sale of townhomes of $10 and $3,722 for the three and nine months ended September 30, 2011.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Investment in Escena. The components of the Company's investment in Escena are as follows:

	September 30, 2012	December 31, 2011
Land and land improvements	$11,272	$11,245
Building and building improvements	1,525	1,525
Other	1,325	1,208
	14,122	13,978
Less accumulated depreciation	(948)	(698)
	$13,174	$13,280

The Company recorded an operating loss of approximately $762 and $544 for the three months ended September 30, 2012 and 2011, respectively, from its investment in Escena. The Company recorded an operating loss of $275 and $261 for the nine months ended September 30, 2012 and 2011, respectively, from Escena.

8.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of September 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$126,465	$126,465	$—	$—
Certificates of deposit	2,237	—	2,237	—
Bonds	6,306	6,306	—	—
Investment securities available for sale	65,193	63,790	1,403	—
Warrants (1)	894	—	—	894
Total	$201,095	$196,561	$3,640	$894

Liabilities:
Fair value of derivatives embedded within convertible debt	$87,466	$—	$—	$87,466

(1)
Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $826 as of September 30, 2012 and are included in "Other assets". The Company recognized a loss of $1,064 for the nine months ended September 30, 2012 related to the change in fair value of the Warrants.

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

The fair value of derivatives embedded within convertible debt was $87,466 and $128,236 as of September 30, 2012 and 2011, respectively. The fair value of derivatives embedded within convertible debt was derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt and unsecured to subordinated debt to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt are presented on the Condensed Consolidated Statements of Operations.

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

The Company recognized charges of $21,020 for the nine months ended September 30, 2012 and income of $13,248 for the nine months ended September 30, 2011.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at September 30, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	September 30, 2012	Valuation Technique	Unobservable Input	Range (Actual)

Warrants	$894	Option model	Stock price	$1.32
			Exercise price	$1.68
			Term (in years)	4.1
			Volatility	95.05%
			Dividend rate	—
			Risk-free return	47.40%

Fair value of derivatives embedded within convertible debt	87,466	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Yield to worst call on the Company's Senior Secured Notes	5.58%
			Average spread of unsecured debt	1.50%
			Average spread of subordinated debt	1.52%
			Discount rate	8.00% - 9.00% (8.50%)

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of September 30, 2012 and 2011, respectively.

9.	SEGMENT INFORMATION

The Company's significant business segments for the three and nine months ended September 30, 2012 and 2011 were Tobacco and Real Estate.  The Tobacco segment consists of the manufacture and sale of cigarettes.  The Real Estate segment includes the Company's investment in Escena, Aberdeen and investments in non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company's operations before taxes for the three and nine months ended September 30, 2012 and 2011 follows:

		Real	Corporate
	Tobacco	Estate	and Other	Total
Three months ended September 30, 2012
Revenues	$272,783	$—	$—	$272,783
Operating income (loss)	48,139	(1,054)	(3,892)	43,193
Equity income from non-consolidated real estate businesses	—	12,874	—	12,874
Depreciation and amortization	2,425	119	94	2,638

Three months ended September 30, 2011
Revenues	$288,995	$—	$—	$288,995
Operating income (loss)	42,888	(947)	(4,086)	37,855
Equity income from non-consolidated real estate businesses	—	6,496	—	6,496
Depreciation and amortization	2,337	82	194	2,613

Nine months ended September 30, 2012
Revenues	$806,983	$—	$—	$806,983
Operating income (loss)	130,244	(782)	(11,895)	117,567
Equity income from non-consolidated real estate businesses	—	20,969	—	20,969
Depreciation and amortization	7,303	292	353	7,948
Capital expenditures	7,151	156	961	8,268

Nine months ended September 30, 2011
Revenues	$840,553	$—	$—	$840,553
Operating income (loss)	121,527	(1,277)	(12,952)	107,298
Equity income from non-consolidated real estate businesses	—	17,597	—	17,597
Depreciation and amortization	6,721	242	968	7,931
Capital expenditures	8,129	139	201	8,469
______________________________

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to Securities and Exchange Commission Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered”. Each of the subsidiary guarantors are 100% owned, directly or indirectly, by the Company, and all guarantees are joint and several and subject to certain automatic release provisions. Relief from the financial statement requirements under Rule 3-10 is being provided because the Company's guarantee release provisions are considered customary pursuant to Section 2510.5 of the SEC Division of Corporation Finance Financial Reporting Manual. The Company's investments in its consolidated subsidiaries are presented under the equity method of accounting.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		September 30, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$199,299	$17,674	$283	$—	$217,256
Investment securities available for sale	34,760	30,433	—	—	65,193
Accounts receivable - trade, net	—	11,538	29	—	11,567
Intercompany receivables	136	—	—	(136)	—
Inventories	—	106,439	—	—	106,439
Deferred income taxes	37,035	2,845	—	—	39,880
Income taxes receivable, net	44,358	—	—	(43,535)	823
Restricted assets	—	1,476	—	—	1,476
Other current assets	780	3,612	157	—	4,549
Total current assets	316,368	174,017	469	(43,671)	447,183
Property, plant and equipment, net	1,640	55,037	232	—	56,909
Investment in Escena, net	—	—	13,174	—	13,174
Long-term investments accounted for at cost	15,541	—	827	—	16,368
Long-term investments accounted for under the equity method	6,152	—	—	—	6,152
Investments in non- consolidated real estate businesses	—	—	123,877	—	123,877
Investments in consolidated subsidiaries	185,907	—	—	(185,907)	—
Restricted assets	1,895	8,855	27	—	10,777
Deferred income taxes	39,876	5,460	5,311	—	50,647
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	11,171	—	—	11,171
Other assets	25,763	15,892	217	—	41,872
Total assets	$593,142	$377,943	$144,134	$(229,578)	$885,641
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$15,472	$156	$—	$15,628
Current portion of employee benefits	—	1,000	—	—	1,000
Accounts payable	303	4,843	242	—	5,388
Intercompany payables	—	136	—	(136)	—
Accrued promotional expenses	—	16,999	—	—	16,999
Income taxes payable, net	—	994	49,271	(43,535)	6,730
Accrued excise and payroll taxes payable, net	—	235	—	—	235
Litigation accruals and current payments due under the Master Settlement Agreement	—	105,543	—	—	105,543
Deferred income taxes	25,332	3,924	—	—	29,256
Accrued interest	9,332	—	—	—	9,332
Other current liabilities	5,441	7,818	826	—	14,085
Total current liabilities	40,408	156,964	50,495	(43,671)	204,196
Notes payable, long-term debt and other obligations, less current portion	498,447	16,466	102	—	515,015
Fair value of derivatives embedded within convertible debt	87,466	—	—	—	87,466
Non-current employee benefits	23,974	21,123	—	—	45,097
Deferred income taxes	44,714	32,789	3,684	—	81,187
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,081	53,832	715	—	55,628
Total liabilities	696,090	281,174	54,996	(43,671)	988,589
Commitments and contingencies
Stockholders' deficiency	(102,948)	96,769	89,138	(185,907)	(102,948)
Total liabilities and stockholders' deficiency	$593,142	$377,943	$144,134	$(229,578)	$885,641

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$238,262	$2,488	$173	$—	$240,923
Investment securities available for sale	50,401	26,085	—	—	76,486
Accounts receivable - trade, net	—	24,869	—	—	24,869
Intercompany receivables	64	—	—	(64)	—
Inventories	—	109,228	—	—	109,228
Deferred income taxes	39,883	3,068	—	—	42,951
Income taxes receivable, net	47,484	4,984	—	(42,915)	9,553
Restricted assets	—	1,474	—	—	1,474
Other current assets	565	3,498	194	—	4,257
Total current assets	376,659	175,694	367	(42,979)	509,741
Property, plant and equipment, net	1,345	55,211	—	—	56,556
Investment in Escena, net	—	—	13,280	—	13,280
Long-term investments accounted for at cost	4,777	—	898	—	5,675
Long-term investments accounted for under the equity method	16,499	—	—	—	16,499
Investments in non- consolidated real estate businesses	—	—	124,469	—	124,469
Investments in consolidated subsidiaries	211,219	—	—	(211,219)	—
Restricted assets	2,161	7,465	—	—	9,626
Deferred income taxes	18,564	6,412	6,041	—	31,017
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	10,047	—	—	10,047
Other assets	28,108	15,239	—	—	43,347
Total assets	$659,332	$377,579	$145,055	$(254,198)	$927,768
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$16,052	$34,651	$141	$—	$50,844
Current portion of fair value of derivatives embedded within convertible debt	84,485	—	—	—	84,485
Current portion of employee benefits	—	2,690	—	—	2,690
Accounts payable	1,040	8,321	171	—	9,532
Intercompany payables	—	64	—	(64)	—
Accrued promotional expenses	—	17,056	—	—	17,056
Income taxes payable, net	6,597	—	42,915	(42,915)	6,597
Accrued excise and payroll taxes payable, net	—	17,992	—	—	17,992
Litigation accruals and current payments due under the Master Settlement Agreement	—	52,725	—	—	52,725
Deferred income taxes	32,558	3,327	—	—	35,885
Accrued interest	20,888	—	—	—	20,888
Other current liabilities	6,683	9,079	742	—	16,504
Total current liabilities	168,303	145,905	43,969	(42,979)	315,198
Notes payable, long-term debt and other obligations, less current portion	479,199	13,941	216	—	493,356
Fair value of derivatives embedded within convertible debt	49,015	—	—	—	49,015
Non-current employee benefits	23,023	22,959	—	—	45,982
Deferred income taxes	27,970	30,135	2,537	—	60,642
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	852	51,010	743	—	52,605
Total liabilities	748,362	263,950	47,465	(42,979)	1,016,798
Commitments and contingencies
Stockholders' deficiency	(89,030)	113,629	97,590	(211,219)	(89,030)
Total liabilities and stockholders' deficiency	$659,332	$377,579	$145,055	$(254,198)	$927,768

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$272,783	$—	$—	$272,783
Expenses:
Cost of goods sold	—	203,749	—	—	203,749
Operating, selling, administrative and general expenses	5,585	19,238	1,018	—	25,841
Management fee expense	—	2,291	—	(2,291)	—
Operating (loss) income	(5,585)	47,505	(1,018)	2,291	43,193
Other income (expenses):
Interest expense	(24,903)	(998)	(5)	—	(25,906)
Changes in fair value of derivatives embedded within convertible debt	6,040	—	—	—	6,040
Acceleration of interest expense related to debt conversion	(7,072)	—	—	—	(7,072)
Equity income from non-consolidated real estate businesses	—	—	12,874	—	12,874
Equity income on long-term investments	124	—	—	—	124
Gain on investment securities available for sale	—	1,640	—	—	1,640
Equity income in consolidated subsidiaries	36,173	—	—	(36,173)	—
Management fee income	2,291	—	—	(2,291)	—
Other, net	340	—	1	—	341
Income before provision for income taxes	7,408	48,147	11,852	(36,173)	31,234
Income tax benefit (expense)	10,524	(19,014)	(4,812)	—	(13,302)
Net income	17,932	29,133	7,040	(36,173)	17,932
Comprehensive income	$18,291	$36,330	$7,040	$(43,370)	$18,291

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$288,995	$—	$—	$288,995
Expenses:
Cost of goods sold	—	227,863	—	—	227,863
Operating, selling, administrative and general expenses	5,693	16,637	947	—	23,277
Management fee expense	—	2,209	—	(2,209)	—
Operating (loss) income	(5,693)	42,286	(947)	2,209	37,855
Other income (expenses):
Interest expense	(24,265)	(1,148)	(8)	—	(25,421)
Change in fair value of derivatives embedded within convertible debt	4,386	—	—	—	4,386
Equity income from non-consolidated real estate businesses	—	—	6,496	—	6,496
Equity loss on long-term investments	(1,699)	—	—	—	(1,699)
Gain on investment securities available for sale	—	6,017	—	—	6,017
Gain on liquidation of long-term investments	2,221	—	—	—	2,221
Gain on sale of townhome	—	—	10	—	10
Equity income in consolidated subsidiaries	30,119	—	—	(30,119)	—
Management fee income	2,209	—	—	(2,209)	—
Other, net	121	14	—	—	135
Income before provision for income taxes	7,399	47,169	5,551	(30,119)	30,000
Income tax benefit (expense)	10,150	(19,894)	(2,707)	—	(12,451)
Net income	17,549	27,275	2,844	(30,119)	17,549
Comprehensive income	$14,639	$32,675	$2,844	$(35,519)	$14,639

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Nine Months Ended September 30, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$806,983	$—	$—	$806,983
Expenses:
Cost of goods sold	—	615,682	—	—	615,682
Operating, selling, administrative and general expenses	17,069	55,861	804	—	73,734
Management fee expense	—	6,872	—	(6,872)	—
Operating (loss) income	(17,069)	128,568	(804)	6,872	117,567
Other income (expenses):
Interest expense	(75,309)	(3,340)	(18)	—	(78,667)
Change in fair value of derivatives embedded within convertible debt	(21,020)	—	—	—	(21,020)
Acceleration of interest expense related to debt conversion	(14,960)	—	—	—	(14,960)
Equity income from non-consolidated real estate businesses	—	—	20,969	—	20,969
Equity loss on long-term investments	(1,205)	—	—	—	(1,205)
Gain on investment securities available for sale	—	1,640	—	—	1,640
Equity income in consolidated subsidiaries	89,715	—	—	(89,715)	—
Management fee income	6,872	—	—	(6,872)	—
Other, net	701	19	136	—	856
(Loss) income before provision for income taxes	(32,275)	126,887	20,283	(89,715)	25,180
Income tax benefit (expense)	46,412	(49,220)	(8,235)	—	(11,043)
Net income	14,137	77,667	12,048	(89,715)	14,137
Comprehensive income	$7,395	$84,679	$12,048	$(96,727)	$7,395

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Nine Months Ended September 30, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$840,553	$—	$—	$840,553
Expenses:
Cost of goods sold	—	664,113	—	—	664,113
Operating, selling, administrative and general expenses	17,451	50,414	1,277	—	69,142
Litigation judgment expense	—	—			—
Management fee expense	—	6,626	—	(6,626)	—
Operating (loss) income	(17,451)	119,400	(1,277)	6,626	107,298
Other income (expenses):
Interest expense	(73,515)	(1,891)	(25)	—	(75,431)
Change in fair value of derivatives embedded within convertible debt	13,248	—	—	—	13,248
Acceleration of interest expense related to debt conversion	(1,217)	—	—	—	(1,217)
Equity income from non-consolidated real estate businesses	—	—	17,597	—	17,597
Gain on investment securities available for sale	—	20,558	—	—	20,558
Gain on liquidation of long-term investments	25,832	—	—	—	25,832
Gain on sales of townhomes	—	—	3,722	—	3,722
Equity loss on long-term investments	(1,090)	—	—	—	(1,090)
Equity income in consolidated subsidiaries	97,274	—	—	(97,274)	—
Management fee income	6,626	—	—	(6,626)	—
Other, net	315	36	—	—	351
Income before provision for income taxes	50,022	138,103	20,017	(97,274)	110,868
Income tax benefit (expense)	17,201	(52,354)	(8,492)	—	(43,645)
Net income	67,223	85,749	11,525	(97,274)	67,223
Comprehensive income	$57,603	$82,906	$11,525	$(94,431)	$57,603

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$81,661	$145,446	$11,423	$(141,285)	$97,245
Cash flows from investing activities:
Sale of investment securities	—	3,831	—	—	3,831
Purchase of investment securities	—	(1,148)	—	—	(1,148)
Proceeds from sale or liquidation of long-term investments	—	—	72	—	72
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in non-consolidated real estate businesses	—	—	(22,467)	—	(22,467)
Distributions from non-consolidated real estate businesses	—	—	31,221	—	31,221
Increase in cash surrender value of life insurance policies	(425)	(406)	—	—	(831)
Decrease (increase) in non-current restricted assets	266	(1,392)	—	—	(1,126)
Issuance of notes receivable	(355)	—	—	—	(355)
Investments in subsidiaries	(14,351)	—	—	14,351	—
Proceeds from sale of fixed assets	406	12	—	—	418
Capital expenditures	(961)	(7,151)	(156)	—	(8,268)
Net cash (used in) provided by investing activities	(20,420)	(6,254)	8,670	14,351	(3,653)
Cash flows from financing activities:
Proceeds from debt issuance	—	14,018	—	—	14,018
Deferred financing costs	—	(315)	—	—	(315)
Repayments of debt	—	(15,341)	(99)	—	(15,440)
Borrowings under revolver	—	794,249	—	—	794,249
Repayments on revolver	—	(809,567)	—	—	(809,567)
Capital contributions received	—	1,450	12,901	(14,351)	—
Intercompany dividends paid	—	(108,500)	(32,785)	141,285	—
Dividends and distributions on common stock	(100,392)	—	—	—	(100,392)
Proceeds from exercise of Vector options	140	—	—	—	140
Tax benefit of options exercised	48	—	—	—	48
Net cash (used in) provided by financing activities	(100,204)	(124,006)	(19,983)	126,934	(117,259)
Net (decrease) increase in cash and cash equivalents	(38,963)	15,186	110	—	(23,667)
Cash and cash equivalents, beginning of period	238,262	2,488	173	—	240,923
Cash and cash equivalents, end of period	$199,299	$17,674	$283	$—	$217,256

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$63,422	$124,989	$5,108	$(129,504)	$64,015
Cash flows from investing activities:
Sale of investment securities	—	28,102	—	—	28,102
Purchase of investment securities	—	(2,847)	—	—	(2,847)
Proceeds from sale of or liquidation of long-term investments	66,190	—	—	—	66,190
Purchase of long-term investments	(10,000)	—	—	—	(10,000)
Investments in non-consolidated real estate businesses	—	—	(7,201)	—	(7,201)
Distributions from non-consolidated real estate businesses	—	—	6,752	—	6,752
Increase in cash surrender value of life insurance policies	(315)	(402)	—	—	(717)
Decrease in non-current restricted assets	514	224	—	—	738
Issuance of notes receivable	(216)	—	—	—	(216)
Proceeds from sale of townhomes	—	—	19,629	—	19,629
Proceeds from sale of fixed assets	—	147	9	—	156
Investments in subsidiaries	(3,463)	—	—	3,463	—
Capital expenditures	(201)	(8,129)	(139)	—	(8,469)
Net cash provided by investing activities	52,509	17,095	19,050	3,463	92,117
Cash flows from financing activities:
Proceeds from debt issuance	—	2,823	—	—	2,823
Repayments of debt	—	(3,431)	(91)	—	(3,522)
Borrowings under revolver	—	769,247	—	—	769,247
Repayments on revolver	—	(804,957)	—	—	(804,957)
Capital contributions received	—	3,220	243	(3,463)	—
Intercompany dividends paid	—	(105,550)	(23,954)	129,504	—
Dividends and distributions on common stock	(92,987)	—	—	—	(92,987)
Proceeds from exercise of Vector options and warrants.	1,029	—	—	—	1,029
Tax benefits from exercise of Vector options and warrants	821	—	—	—	821
Net cash (used in) provided by financing activities	(91,137)	(138,648)	(23,802)	126,041	(127,546)
Net increase in cash and cash equivalents	24,794	3,436	356	—	28,586
Cash and cash equivalents, beginning of period	283,409	16,214	202	—	299,825
Cash and cash equivalents, end of period	$308,203	$19,650	$558	$—	$328,411

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

All of our tobacco operation's unit sales volume in 2011 and for the first nine months of 2012 was in the discount segment, which management believes has been the primary growth segment in the industry for more than a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.

Our tobacco subsidiaries' cigarettes are produced in approximately 117 combinations of length, style and packaging. Liggett's current brand portfolio includes:

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

In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT's unit volume was 7.3% for the nine months ended September 30, 2012 and 8.7% of Liggett's unit volume for the year ended December 31, 2011. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX's unit volume was 10.1% of Liggett's unit volume for the nine months ended September 30, 2012 and 12.7% for the year ended December 31, 2011. In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett's family of brands with 62.3% of Liggett's unit volume for the nine months ended September 30, 2012 and 56.4% for the year ended December 31, 2011.

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

Recent Developments

Variable Interest Senior Convertible Debentures due 2026. We were required  to mandatorily redeem 10% of the total aggregate principal amount outstanding, or $11,000, of our 3.875% Variable Interest Senior Convertible Debentures due 2026 (the "Debentures") on June 15, 2011.  Other than the holders of $7 principal amount of the Debentures, who had 10% of their aggregate principal amount of Debentures mandatorily redeemed, each  holder of the Debentures chose to convert its pro-rata portion of the  $11,000 of principal into our common stock.  We recorded non-cash accelerated interest expense related to the converted debt of $1,217 for the nine months ended September 30, 2011, on the conversion of the $11,000 of Debentures into 719,256 shares of common stock. The debt conversion resulted in a reclassification from debt to equity in the amount of $10,993.

Holders of our Debentures converted $2 principal amount of the Debentures into 131 shares of our common stock in February 2012, $31,370 principal amount into 2,053,065 shares of our common stock in June 2012, and $24,406 principal amount into 1,597,290 shares of our common stock in September 2012. We recorded non-cash accelerated interest expense related to the converted debt of $7,072 and $14,960 for the three and nine months ended September 30, 2012. The debt conversion resulted in a reclassification from debt to equity in the amount of $55,778. As of September 30, 2012, the principal amount of the Debentures outstanding was $43,222.

The holders of our Debentures had the option to put all of the remaining senior convertible debentures on June 15, 2012. None of the Debentures were surrendered for repurchase. The holders of the Debentures next have the option to put all or part of the remaining Debentures to us on June 15, 2016.

New Valley Oaktree Chelsea Eleven, LLC. In April 2012, Chelsea closed on the two remaining residential units. All of the 54 residential units have been sold and the project has been completed. We received net distributions of $8,439 and $5,940 from New Valley Oaktree Chelsea Eleven LLC for the nine months ended September 30, 2012 and 2011, respectively. New Valley recorded equity income of $0 and $2,118 for the three and nine months ended September 30, 2012, related to New Valley Chelsea. New Valley recorded equity income of $1,000 and $3,000 for the three and nine months ended September 30, 2011, related to New Valley Chelsea.

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

On September 28, 2012, all outstanding principal and interest was repaid and the note was retired. New Valley received a liquidating distribution of $32,275 from the joint venture on September 28, 2012. New Valley recorded an equity income of $7,651 and $7,180 for the three and nine months ended September 30, 2012.

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

11 Beach Street Investor LLC. NV Beach LLC, a wholly-owned subsidiary of New Valley, invested $9,642 in June 2012 with an additional $1,321 investment to be made in the future for an approximate 49% interest in 11 Beach Street Investor LLC (the "Beach JV"). Beach JV plans to renovate and convert an existing office building in Manhattan into a luxury residential condominium. Beach JV is a variable interest entity; however, New Valley LLC is not the primary beneficiary . New Valley LLC will account for its interest in Beach JV under the equity method of accounting. New Valley's maximum exposure to loss on its investment in 11 Beach Street Investor LLC is $9,642 at September 30, 2012.

NV Maryland. In July 2012, New Valley invested $5,000 for an approximate 33% interest in a joint venture that owns a 25% interest in a portfolio of approximately 5,500 apartment units primarily located in Baltimore County, Maryland. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley will account for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in NV Maryland is $5,000 at September 30, 2012.

NV 701 Seventh Avenue. In August and September 2012, New Valley invested a total of $7,800 for an approximate 15% interest in a joint venture that acquired property located at 701 Seventh Avenue in Times Square in Manhattan. The joint venture plans to redevelop the property for retail space and signage, as well as a site for a potential hotel. The investment closed in October 2012 and New Valley invested an additional $1,420 at closing. New Valley may have additional future capital contributions of approximately $14,000. The property, located on the northeast corner of Seventh Avenue and 47th Street, totals approximately 120,000 gross square feet and is a rectangular corner parcel currently occupied by two buildings. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. As of September 30, 2012, the Company’s maximum exposure to loss as a result of its investment in NV 701 Seventh Avenue was $7,800.

Long-term Investments. We received a distribution of $207 in June 2012 from a real estate partnership. We recognized a gain of $135 in June 2012 related to the distribution. Two of our long-term investments liquidated and we received distributions of $66,190 for the nine months ended September 30, 2011. We recognized a gain of $2,221 and $25,832 for the three and nine months ended September 30, 2011, respectively.

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
As of September 30, 2012, there were approximately 5,079 Engle progeny cases, 65 individual suits, four purported class actions and one healthcare cost recovery action pending in the United States in which Liggett or us, or both, were named as a defendant. As of September 30, 2012, 12 Engle progeny cases involving Liggett resulted in verdicts, exclusive of the Lukacs case. Seven verdicts were returned in favor of the plaintiffs and five were returned in favor of Liggett. As of September 30, 2012, 30 Engle progeny cases, where Liggett is currently named as a defendant, were scheduled for trial through September 30, 2013.
Liggett Only Cases.  There are currently eight cases pending where Liggett is the only tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases.
Engle Progeny Cases.  In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court's July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court's reversal of the punitive damages award, former class members had one year from January 11,

2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and us have been named in 5,079 Engle progeny cases in both federal (2,016 cases) and state (3,063 cases) courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. These cases include approximately 6,594 plaintiffs. The number of state court Engle progeny cases may increase as multi-plaintiff cases continue to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties.

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

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three and nine months ended September 30, 2012 and 2011 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes and the research related to reduced risk products. The Real Estate segment includes our investments in consolidated and non-consolidated real estate businesses.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Revenues:
Tobacco	$272,783	$288,995	$806,983	$840,553
Operating income:
Tobacco	$48,139	$42,888	$130,244	$121,527
Real Estate	(1,054)	(947)	(782)	(1,277)
Corporate and other	(3,892)	(4,086)	(11,895)	(12,952)
Total operating income	$43,193	$37,855	$117,567	$107,298
____________________

Three Months Ended September 30, 2012 Compared to Three Months ended September 30, 2011

Revenues. All of our revenues were from the Tobacco segment for the third quarter of 2012 and 2011. Liggett increased the list price of PYRAMID by $1.30 per carton in January 2011, $1.10 per carton in August 2011 and $1.00 per carton in June 2012. Liggett increased the list price of LIGGETT SELECT, EVE, and GRAND PRIX by $0.80 per carton on October 31, 2011 and $1.00 per carton in June 2012. The list price of LIGGETT SELECT and EVE also increased by $1.00 per carton in June 2011. The list price of GRAND PRIX also increased by $1.10 per carton in June 2011.

All of our sales in 2012 and 2011 were in the discount category. For the three months ended September 30, 2012, revenues were $272,783 compared to $288,995 for the three months ended September 30, 2011. Revenues declined by 5.6% ($16,212) primarily due to an unfavorable sales volume of $31,884 (approximately 299.6 million units) offset by a favorable price variance of $15,672 primarily related to increases in price of the PYRAMID.

Cost of Goods Sold. Our cost of goods sold declined from $227,863 for the three months ended September 30, 2011 to $203,749 for the three months ended September 30, 2012. The major components of our cost of goods sold are federal excise taxes, expenses under the MSA, FDA legislation and tobacco buyout, which are variable costs based on the number of units sold, and tobacco and other manufacturing costs, which are fixed and variable costs. Federal excise taxes declined from $141,473 for the three months ended September 30, 2011 to $126,389 for the three months ended September 30, 2012 as a result of decreased unit sales volume of 10.7%. Tobacco and other manufacturing costs were $32,108 and $34,641 for the three months ended September 30, 2012 and 2011, respectively. Expenses under the MSA were $33,727 and $39,897 for the three months ended September 30, 2012 and 2011, respectively.

Tobacco Gross Profit. Tobacco gross profit was $69,035 for the three months ended September 30, 2012 compared to $61,132 for the three months ended September 30, 2011. This represented an increase of $7,903 (12.9%) from the 2011 period. This increase was due primarily to higher prices. As a percentage of revenues (excluding federal excise taxes), Tobacco gross profit increased to 47.2% in the 2012 period compared to gross profit of 41.4% in the 2011 period due to higher prices.

Expenses. Operating, selling, general and administrative expenses were $25,841 for the three months ended September 30, 2012 compared to $23,277 for the same period last year, an increase of $2,564 (11.0%). Tobacco expenses were $20,895 for the three months ended September 30, 2012 compared to $18,244 for the same period in the prior year. This is an increase of $2,651, which was primarily the result of higher expenses due to an increase in sales force headcount over the last twelve months, increases in legal expenses due to MSA arbitration and Engle progeny cases and an increase in point of sales materials. Tobacco product liability legal expenses and other litigation costs were $1,976 and $1,498 for the three months ended September 30, 2012 and 2011, respectively. Expenses at the corporate level decreased from $4,086 to $3,892 due to the timing of expenses.

Operating income. Operating income was $43,193 for the three months ended September 30, 2012 compared to $37,855 for the same period last year, an increase of $5,338 (14.1%). Tobacco segment operating income increased from $42,888 in 2011 to $48,139 in 2012 primarily due to higher prices in 2012. The real estate segment operating loss was $1,054 and $947 for the three months ended September 30, 2012 and 2011, respectively, related primarily to Escena's operations.

Other income (expenses). Other expenses were $11,959 for the three months ended September 30, 2012 compared to expenses of $7,855 for the same period last year. For the three months ended September 30, 2012, other expenses primarily consisted of interest expense of $25,906 and accelerated interest expense related to the conversion of debt of $7,072 . This was offset by equity income on non-consolidated real estate businesses of $12,874, income of $6,040 from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $1,640 , equity income on long-term investments of $124 and interest and other income of $341. For the three months ended September 30, 2011, other expenses primarily consisted of interest expense of $25,421 and an equity loss on long-term investments of $1,699, offset by a realized gain on liquidation of long-term investment of $2,221, a realized gain on investments available for sale of $6,017, income of $4,386 from changes in fair value of derivatives embedded within convertible debt, equity income on nonconsolidated real estate businesses of $6,496 and interest and other income of $135.

The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt.  The interest rate component of the value of the embedded derivative is computed by comparing the yield on our 11% Senior Secured Notes to the average difference in interest yields on unsecured and subordinated debt.  The interest rate component increased from 7.50% at June 30, 2012 to 8.50% at September 30, 2012.  The increase was primarily due to increasing spreads between corporate convertible debt and risk free investments. The yield (computed on a yield to worst call basis) increased from approximately 5.3% to approximately 5.7%.  Further, the spread between the yield on subordinated debt and comparable risk free investments increased from approximately 2.2% to approximately 3.0% for the three months ended September 30, 2012.  These changes significantly increased the discount rate of future cash flows used to compute the embedded derivative.  Thus, these increases in interest rate spreads in debt markets as well as interest payments during the quarter caused us to recognize a gain of $6,040 related to decreases in the embedded derivative for the three months ended September 30, 2012.  The gain of $4,386 from the embedded derivatives in the three months ended September 30, 2011, was primarily the result of increasing spreads (from approximately 3.0% to approximately 3.3%) between corporate convertible debt and risk free investments offset by interest payments during the period.

Income before income taxes. Income before income taxes for the three months ended September 30, 2012 was $31,234 compared to $30,000 for the three months ended September 30, 2011.

Income tax provision. The income tax provision was $13,302 and $12,451 for the three months ended September 30, 2012 and 2011, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the three months ended September 30, 2012, our income tax provision was decreased by the impact of the acceleration of interest expense related to the conversion of debt, which decreased the income tax provision by approximately $148. We recorded a benefit of approximately $870 for the reduction of a previously established valuation allowance of a deferred tax asset for the three months ended September 30, 2011. The net deferred tax asset has been recognized for state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues. All of our revenues were from the Tobacco segment in the first nine months of 2012 and 2011. Liggett increased the list price of PYRAMID by $1.30 per carton in January 2011, $1.10 per carton in August 2011 and $1.00 per carton in June 2012. Liggett increased the list price of LIGGETT SELECT, EVE, and GRAND PRIX by $0.80 per carton on October 31, 2011 and $1.00 per carton in June 2012. The list price of LIGGETT SELECT and EVE also increased by $1.00 per carton in June 2011. The list price of GRAND PRIX also increased by $1.10 per carton in June 2011.

All of our sales were in the discount category in 2012 and 2011. For the nine months ended September 30, 2012, revenues were $806,983 compared to $840,553 for the nine months ended September 30, 2011. Revenues declined by 4.0% ($33,570) due to an unfavorable sales volume of $74,721 (approximately 650.4 million units) offset by a favorable price variance of $41,151 primarily related to increases in the price of PYRAMID.

Cost of Goods Sold. Our cost of goods sold declined from $664,113 for the nine months ended September 30, 2011 to $615,682 for the nine months ended September 30, 2012. The major components of our cost of goods sold are federal excise taxes, expenses under the MSA, FDA legislation and tobacco buyout, which are variable costs based on the number of units sold, and tobacco and other manufacturing costs, which are fixed and variable costs. Federal excise taxes declined from $412,041 for the nine months ended September 30, 2011 to $379,281 for the nine months ended September 30, 2012 as a result of decreased unit sales volume of 7.9%. Tobacco and other manufacturing costs were $96,262 and $100,596 for the nine months ended September 30, 2012 and 2011, respectively. Expenses under the MSA were $103,546 and $114,782 for the nine months ended September 30, 2012 and 2011, respectively.

Tobacco gross profit. Tobacco gross profit was $191,302 for the nine months ended September 30, 2012 compared to $176,440 for the nine months ended September 30, 2011. The $14,862 (8.4%) increase was due primarily to increases in the price of PYRAMID. As a percentage of revenues (excluding federal excise taxes), Tobacco gross profit increased to 44.7% in the 2012 period compared to gross profit of 41.2% in the 2011 period due to price increases.

Expenses. Operating, selling, general and administrative expenses were $73,734 for the nine months ended September 30, 2012 compared to $69,142 for the same period last year, an increase of $4,592 (6.6%). Tobacco expenses were $61,057 for the nine months ended September 30, 2012 compared to $54,913 for the nine months ended September 30, 2011. The increase of $6,144 was primarily the result of higher sales force expenses due to an increase in sales force over the last twelve months, increases in legal expenses due to MSA arbitration and Engle progeny cases and an increase in point of sales materials. Tobacco product liability legal expenses and other litigation costs were $6,006 and $5,216 for the nine months ended September 30, 2012 and 2011, respectively. Expenses at the corporate segment declined from $12,952 to $11,895 in 2012 due to lower professional fees.

Operating income. Operating income was $117,567 for the nine months ended September 30, 2012 compared to $107,298 for the same period last year, an increase of $10,269 (9.6%). For the nine months ended September 30, 2012, Tobacco segment operating income increased from $121,527 in 2011 to $130,244 in 2012 primarily due to increases in the price of PYRAMID in 2012. The real estate segment's operating loss was $782 and $1,277 for the nine months ended September 30, 2012 and 2011, respectively, primarily related to Escena's operations.

Other income (expenses). Other expenses were $92,387 for the nine months ended September 30, 2012 compared to other income of $3,570 for the same period last year. For the nine months ended September 30, 2012, other expenses primarily consisted of interest expense of $78,667, a loss of $21,020 from changes in fair value of derivatives embedded within convertible debt, accelerated interest expense related to the conversion of debt of $14,960 and an equity loss on long-term investments of $1,205. This was offset by equity income on non-consolidated real estate businesses of $20,969, gain on sale of investment securities available for sale of $1,640, and interest and other income of $856. For the nine months ended September 30, 2011, other income primarily consisted of a realized gain on liquidation of long-term investment of $25,832, income of $13,248 from changes in fair value of derivatives embedded within convertible debt, equity income on non-consolidated real estate businesses of $17,597, a realized gain on investments available for sale of $20,558, a realized gain on sales of townhomes of $3,722, and interest and other income of $351. This income was offset by interest expense of $75,431, an equity loss on long-term investments of $1,090, and accelerated interest expense related to the conversion of debt of $1,217.

The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt.  The interest rate component of the value of the embedded derivative is computed by comparing the yield on our 11% Senior Secured Notes to the average difference in interest yields on unsecured and subordinated debt.  The interest rate component declined from 12.5% at December 31, 2011 to 8.50% at September 30, 2012.  The decline was primarily due to the prices of our 11% Senior Secured Notes increasing and a shortened duration of the 11% Senior Secured Notes at September 30, 2012 compared to December 31, 2011.  These changes caused the yield (computed on a yield to worst call basis) to decline from approximately 9.3% to approximately 5.7%.  Further, the spread between the yield on subordinated debt and comparable risk free investments declined from approximately 3.4% to approximately 3.0% for the nine months ended September 30, 2012.  These changes significantly reduced the discount rate of future cash flows used to compute the embedded derivative.  Thus, improvements in debt markets caused us to recognize a charge of $21,020 related to increases in the embedded derivative for the nine months ended September 30, 2012.  The gain of $13,248 from the embedded derivatives in the nine months ended September 30, 2011, was primarily the result of increasing spreads between corporate senior secured debt and risk free investments offset by interest payments during the period.

Income before income taxes. Income before income taxes for the nine months ended September 30, 2012 was $25,180 compared to $110,868 for the nine months ended September 30, 2011.

Income tax provision. The income tax provision was $11,043 for the nine months ended September 30, 2012, compared to $43,645 for the nine months ended September 30, 2011. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the nine months ended September 30, 2012, our income tax provision was decreased by the impact of the acceleration of interest expense related to the conversion of debt, which decreased the income tax provision by approximately $808. For the nine months ended September 30, 2012, our income tax provision was increased by an out-of-period adjustment of $757. The out-of-period adjustment resulted from a non-accrual of a non-deductible expense related to permanent difference for income taxes in the fourth quarter of 2011. We assessed the materiality of this error on all previously issued financial statements and concluded that the error was immaterial to all previously issued financial statements. The impact of correcting this error in the current year is not expected to be material to our 2012 consolidated financial statements. We recorded a benefit of approximately $870 for the reduction of a previously established valuation allowance of a deferred tax asset for the nine months ended September 30, 2011. The net deferred tax asset has been recognized for state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.

Liquidity and Capital Resources

Net cash and cash equivalents decreased by $23,667 for the nine months ended September 30, 2012 compared to an increase of $28,586 for the nine months ended September 30, 2011.

Net cash provided from operations was $97,245 and $64,015 for the nine months ended September 30, 2012 and 2011, respectively. The change primarily related to increased operating income in the 2012 period, a reduction of accounts receivable in 2012 compared to an increase in 2011 and an increase in inventory in the 2011 period. In 2011, Liggett extended terms on PYRAMID sales by five days and this program has continued in 2012. The initiation of longer terms for PYRAMID increased trade accounts receivable by $15,666 in the 2011 period. Trade accounts receivable declined by $13,331 for the nine months ended September 30, 2012 due to the timing of receipts in September 2012 compared to December 2011. The changes related to trade accounts receivable increased cash flow from operations by $28,997 in the 2012 period as compared to the 2011 period. The amount was offset by a higher payments under the Master Settlement Agreement in 2012 compared to 2011 as well as lower accruals under the Master Settlement Agreement due to lower unit sales in 2012.

Cash used in investing activities was $3,653 for the nine months ended September 30, 2012 compared to cash provided by investing activities of $92,117 for the nine months ended September 30, 2011. In the first nine months of 2012, cash used in investing activities was for purchase of real estate businesses of $22,467, capital expenditures of $8,268, purchase of long-term investments of $5,000, the purchase of investment securities of $1,148, an increase in cash surrender value of corporate-owned life insurance policies of $831, the issuance of notes receivable of $355, and a increase in non-current restricted assets of $1,126. This was offset by the proceeds from distributions from non-consolidated real estate businesses of $31,221, the sale of investment securities of $3,831, the proceeds from the sale of fixed assets of $418, and proceeds from the sale or liquidation of long-term investments of $72. In the first nine months of 2011, cash provided by investing activities was from the proceeds from the sale or maturity of investment securities of $28,102, proceeds from the sale or liquidation of long-term investments of $66,190, distributions from nonconsolidated real estate businesses of $6,752, proceeds from the sales of townhomes of $19,629, decrease in noncurrent restricted assets of $738, and the proceeds from the sale of fixed assets of $156. This was offset by cash used for the purchase of investment securities of $2,847, purchase of real estate businesses of $7,201, purchase of long-term investments of $10,000, capital expenditures of $8,469, an increase in cash surrender value of corporate owned life insurance policies of $717, and the issuance of notes receivable of $216.

Cash used in financing activities was $117,259 and $127,546 for the nine months ended September 30, 2012 and 2011, respectively. In the first nine months of 2012, cash was used for distributions on common stock of $100,392, net repayments of debt under the revolver of $15,318, repayment of debt of $15,440 , and deferred financing costs of $315. This was offset by proceeds from debt issuance of $14,018, proceeds from the exercise of Vector options of $140, and tax benefit of options exercised of $48. In the first nine months of 2011, cash was used for distributions on common stock of $92,987, net repayments of debt under the revolver of $35,710 and repayment of debt of $3,522 offset by proceeds from debt issuance of $2,823, proceeds from the exercise of Vector options of $1,029, and tax benefit of options exercised of $821.

Liggett Credit Facility. In February 2012, Liggett and Wells Fargo Bank, National Association ("Wells Fargo") renewed the $50,000 credit facility (the "Credit Facility"). The Credit Facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. The Credit Facility expires on March 8, 2015 provided that Liggett may terminate the Credit Facility prior to March 8, 2015 at any time by giving at least 30 days prior written notice to Wells Fargo, and Wells Fargo may, at Well Fargo's option, terminate the Credit Facility at any time upon the occurrence and during the continuance of an Event of Default.

Prime rate loans under the Credit Facility bear interest at a rate equal to the prime rate of Wells Fargo and Eurodollar rate loans bear interest at a rate equal to 2.0% more than Wells Fargo's adjusted Eurodollar rate. The Credit Facility contains covenants that provide that Liggett's earnings before interest, taxes, depreciation and amortization, as defined under the Credit Facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett's Excess Availability, as defined under the Credit Facility, is less than $20,000. The covenants also require that annual Capital Expenditures, as defined under the Credit Facility (before a maximum carryover amount of $2,500), shall not exceed $15,000 during any fiscal year. Liggett had future machinery and equipment purchase commitments of $3,300 at September 30, 2012.

Liggett Term Loan Under Credit Facility. On February 21, 2012, Wells Fargo amended and restated the existing $5,600 term loan (the “Term Loan”) made to 100 Maple LLC (“Maple”), a subsidiary of Liggett, within the commitment under the Credit Facility. In connection with the amendment and restatement the maturity date of the Term Loan was extended to March 1, 2015 and the outstanding principal amount was paid down to $4,425. The Term Loan bears an interest rate equal to 1.75% more than Wells Fargo's adjusted Eurodollar rate. Monthly payments of $25 are due under the Term Loan from March 1, 2012 to February 1, 2015 ($885 in total) with the balance of $3,540 due at maturity on March 1, 2015.

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

As of September 30, 2012, $10,406 was outstanding. Availability as determined under the Credit Facility was approximately $39,594 based on eligible collateral at September 30, 2012. At September 30, 2012, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett's EBITDA, as defined, were approximately $159,290 for the twelve months ended September 30, 2012.

The verdict was affirmed on appeal and Liggett paid $14,361 in June 2010. To date, seven other verdicts, exclusive of Lukacs, have been entered in Engle progeny cases against Liggett in the total amount of approximately $15,600, three of which have been affirmed on appeal. It is possible that additional cases could be decided unfavorably. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 5 to our condensed consolidated financial statements and “Legislation and Regulation” below for a description of litigation, legislation and regulation.

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

	Indenture	September 30, 2012	December 31, 2011
Covenant	Requirement
Consolidated EBITDA, as defined	$50,000	$222,973	$226,554
Leverage ratio, as defined	<3.0 to 1	1.0 to 1	0.9 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.6 to 1	0.5 to 1

We and our subsidiaries have significant indebtedness and debt service obligations. At September 30, 2012, we and our subsidiaries had total outstanding indebtedness with a total aggregate principal amount outstanding of approximately $647,949.

Holders of our Debentures converted $2 principal amount of the Debentures into 131 shares of our common stock in February 2012, $31,370 principal amount into 2,053,065 shares of our common stock in June 2012, and $24,406 principal amount into 1,597,290 shares of our common stock in September 2012. We recorded non-cash accelerated interest expense related to the converted debt of $7,072 and $14,960 for the three and nine months ended September 30, 2012. The debt conversion resulted in a reclassification from debt to equity in the amount of $55,778. As of September 30, 2012, the principal amount of the Debentures outstanding was $43,222.

The holders of our 3.875% Variable Interest Senior Convertible Debentures due 2026 had the option to put all of the remaining senior convertible debentures on June 15, 2012. None of the debentures were surrendered for repurchase. The holders of the Debentures next have the option to put all or part of the remaining Debentures on June 15, 2016.

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

In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $217,300, investment securities available for sale of approximately $65,200, long-term investments with an estimated value of approximately $23,900 and availability under Liggett's credit facility of approximately $39,600 at September 30, 2012. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.  We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.

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

As of September 30, 2012, approximately $10,400 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of September 30, 2012, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $104.

In addition, as of September 30, 2012, approximately $83,900 ($200,752 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance.

Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $3,106 with approximately $156 resulting from the embedded derivative associated with our 6.75% Note due 2014, $296 resulting from the embedded derivative associated with our 6.75% exchange notes due 2014, and the remaining $2,654 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $5,720 per year.

We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in yield of our debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes our future dividend payments and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers items, including current and future dividends and the volatility of Vector's stock price.  The range of estimated fair market values of our embedded derivatives was between $89,106 and $85,887.  We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $87,466 as of September 30, 2012.  The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

We held investment securities available for sale totaling $65,193 at September 30, 2012, which includes 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. carried at $18,336.

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
On June 22, 2011, FDA issued a final rule that would modify the required warnings that appear on cigarette packages and in cigarette advertisements. The rule was to become effective on September 22, 2012, and would have required each cigarette package and advertisement to bear one of nine new textual warning statements accompanied by graphic images. The warnings would appear on at least the top 50% of the front and rear panels of cigarette packages and occupy at least 20% of cigarette advertisements. In August 2011, a number of cigarette manufacturers, including Liggett, filed a federal lawsuit against FDA challenging the constitutionality of these new graphic images on First Amendment and other grounds. The manufacturers sought a preliminary injunction staying implementation of the graphic images, and other related labeling requirements, pending the court's ruling on the merits of the challenge. In November 2011, a Federal judge in the District of Columbia granted the industry's motion for a preliminary injunction, enjoining implementation of the rules for graphic images on cigarette packaging and advertising until 15 months after the court issued a final ruling in the case. FDA appealed the ruling, and on February 29, 2012, the court granted the industry's motion for summary judgment permanently enjoining implementation of FDA's graphic warnings regulation on First Amendment grounds. Should FDA ultimately issue new graphic warnings that are deemed constitutionally valid, the decision provides that such warnings would go into effect 15 months after they are issued. FDA also appealed this ruling. Both FDA appeals were consolidated and the D.C. Circuit Court of Appeals heard oral argument in April 2012. On August 24, 2012, the appellate court affirmed the district court and vacated the graphic warning requirements. FDA filed a petition asking that the case be reheard en banc. We cannot predict the ultimate outcome of this litigation or whether or how the inclusion of the new warnings, if ultimately required by FDA in new rulemaking, will impact product sales or whether it will have a material adverse effect on us.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this report contains “forward-looking statements” within the meaning of the federal securities law. Forward-looking statements include information relating to our intent, belief or current expectations, primarily with respect to, but not limited to:

•	economic outlook,

•	capital expenditures,

•	cost reduction,

•	legislation and regulations,

•	cash flows,

•	operating performance,

•	litigation,

•	impairment charges and cost saving associated with restructurings of our tobacco operations, and

•	related industry developments (including trends affecting our business, financial condition and results of operations).
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

•
impact of legislation on our competitors’ payment obligations, results of operations and product costs, i.e. the impact of federal legislation eliminating the federal tobacco quota system and providing for regulation of tobacco products by the FDA,

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

We have significant liquidity commitments

We have certain liquidity commitments that could require the use of our existing cash resources. As of September 30, 2012, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months included the following:

•	cash interest expense of approximately $76.3 million,

•	dividends on our outstanding common shares (currently at an annual rate of approximately $142.0 million, and

•	other corporate expenses and taxes.

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

We and our subsidiaries have significant indebtedness and debt service obligations. At September 30, 2012, we and our subsidiaries had total outstanding indebtedness (including the embedded derivative liabilities related to our convertible notes) of $647.9 million. Approximately $157.5 million of our 6.75% convertible notes mature in 2014 and $415 million of our 11% senior secured notes mature in 2015. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended September 30, 2012 except for approximately 4,142,378 shares of our common stock issued as a stock dividend on September 28, 2012.

Issuer Purchases of Equity Securities

Our purchases of our common stock during the three months ended September 30, 2012 were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
					—	—
July 1 to July 31, 2012	—		—		—	—
August 1 to August 31, 2012	—		—		—	—
September 1 to September 30, 2012	72,529	(1)	17.59	(1)	—	—
Total	72,529		$17.59		—	—
____________________________

(1)
Delivery of shares to us in payment of tax wtihholding in connection with an employee's vesting in restricted stock. The shares were immediately canceled. The number of shares and average price paid per share have not been adjusted for the impact of our 5% stock dividend, payable on September 28, 2012.

Item 6.    Exhibits

10.1	Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K dated September 10, 2012).

12.1
Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2011 and for each of the nine months within the periods ended September 30, 2012 and 2011.

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

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and
Chief Financial Officer
Date:	October 31, 2012