Form 10-K
period 2012-12-31
VECTOR GROUP LTD
filed 2013-02-28
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☐  Yes  ☑ No
The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2012 was approximately $939 million.
At February 28, 2013, Vector Group Ltd. had 89,898,411 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

VECTOR GROUP LTD.
FORM 10-K

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	22
Item 4.	Mine Safety Disclosures	22

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; Executive Officers of the Registrant	23
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	49

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	50
Item 11.	Executive Compensation	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
Item 13.	Certain Relationships and Related Transactions, and Director Independence	51
Item 14.	Principal Accounting Fees and Services	51

PART IV
Item 15.	Exhibits and Financial Statement Schedules	52
SIGNATURES		58
EX-10.40
EX-12.1
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

Financial information relating to our business segments can be found in Note 17 to our consolidated financial statements. Our significant business segments for the year ended December 31, 2012 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes the Company’s investments in consolidated and non-consolidated real estate businesses.
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
For the year ended December 31, 2012, Liggett was the fourth-largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett’s manufacturing facilities are located in Mebane, North Carolina where it manufactures most of Vector Tobacco’s cigarettes pursuant to a contract manufacturing agreement. At the present time, Liggett and Vector Tobacco have no foreign operations.

Liggett and Vector Tobacco manufacture and sell cigarettes in the United States. According to data from Management Science Associates, Inc., Liggett’s domestic shipments of approximately 10.1 billion cigarettes during 2012 accounted for 3.5% of the total cigarettes shipped in the United States during such year. Liggett’s market share decreased 0.3% in 2012 from 3.8% in 2011. Market share in 2010 was 3.5%. Historically, Liggett produced premium cigarettes as well as discount cigarettes (which include among others, control label, private label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. In recent years, the discounting of premium cigarettes has become far more significant in the marketplace. This has led to some brands that were traditionally considered premium brands becoming more appropriately categorized as branded discount, following list price reductions. Liggett’s EVE brand falls into that category. All of Liggett’s unit sales volume in 2012, 2011 and 2010 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for more than a decade.
Liggett produces cigarettes in approximately 117 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	PYRAMID — the industry’s first deep discount product with a brand identity relaunched in the second quarter of 2009,

•	GRAND PRIX — re-launched as a national brand in 2005,

•	LIGGETT SELECT — a leading brand in the deep discount category,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category, and

•	USA and various Partner Brands and private label brands.
In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT represented 7.0% in 2012, 8.7% in 2011 and 13.0% in 2010 of Liggett’s unit volume. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX represented 9.6% in 2012, 12.7% in 2011 and 18.5% in 2010 of Liggett's unit volume. In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett’s family of brands with 62.7% of Liggett’s unit volume in 2012, 56.4% in 2011 and 42.6% in 2010. According to Management Science Associates, Liggett held a share of approximately 12.1% of the overall discount market segment for 2012 compared to 12.8% for 2011 and 11.9% for 2010.
Liggett Vector Brands LLC ("LVB"), which coordinates our tobacco subsidiaries’ sales and marketing efforts, along with certain support functions, has an agreement with Sunoco Inc., which operates approximately 400 Sunoco APlus branded convenience stores in the United States, to manufacture SILVER EAGLE. SILVER EAGLE, a deep discount brand, is exclusive to Sunoco and is offered under LVB's "Partner Brands" program which offers customers quality product with long-term price stability. LVB also supplies BRONSON cigarettes as part of a multi-year "Partner Brands" agreement with QuikTrip, a convenience store chain with more than 640 stores headquartered in Tulsa, Oklahoma.
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
Liggett’s customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for 17% of Liggett's revenues in each of 2012, 2011 and 2010. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett’s customer base. Liggett's largest single customer represented approximately 10% and 52% of net accounts receivable at December 31, 2012 and 2011, respectively. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no security is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s expectations.
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
Manufacturing.  Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products may vary between premium and discount products. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett’s cigarettes, have historically been 30% to 35% less expensive than comparable domestic tobaccos. However, in recent years, domestic and foreign tobacco prices have begun to equalize. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 2012, the majority of Liggett’s commitments were for the purchase of foreign tobacco.
Liggett’s cigarette manufacturing facility was designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market a wide variety of cigarette brand styles. Liggett produces cigarettes in approximately 117 different brand styles as well as private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores.
Liggett’s facility produced approximately 10.1 billion cigarettes in 2012, but maintains the capacity to produce approximately 18.3 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce most of its cigarettes at Liggett’s manufacturing facility in Mebane.
Competition.  Liggett’s competition is divided into two segments. The first segment is made up of the three largest manufacturers of cigarettes in the United States: Philip Morris USA Inc., RJ Reynolds Tobacco Company (which is now part of Reynolds American) ("RJ Reynolds") and Lorillard Tobacco Company. These three manufacturers, while primarily premium cigarette based companies, also produce and sell discount cigarettes.
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
In the cigarette business, Liggett competes on a dual front. The three major manufacturers compete among themselves for premium brand market share based on advertising and promotional activities and trade rebates and incentives and compete with Liggett and others for discount market share, on the basis of brand loyalty. These three competitors have substantially greater financial resources than Liggett, and most of their brands have greater sales and consumer recognition than Liggett’s products. Liggett’s discount brands must also compete in the marketplace with the smaller manufacturers’ and importers’ deep discount brands.
According to Management Science Associates’ data, the unit sales of Philip Morris, RJ Reynolds, and Lorillard accounted in the aggregate for approximately 84.9% of the domestic cigarette market in 2012. Liggett’s domestic shipments of approximately 10.1 billion cigarettes during 2012 accounted for 3.5% of the approximately 286 billion cigarettes shipped in the United States, compared to 11.0 billion cigarettes in 2011 (3.8%) and 10.7 billion cigarettes in 2010 (3.5%).
Industry-wide shipments of cigarettes in the United States have been declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 2.2% (approximately 6.5 billion units) in 2012. Liggett’s management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years.
Historically, because of their dominant market share, Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, have been able to determine cigarette prices for the various pricing tiers within the industry. Market pressures have historically caused the other cigarette manufacturers to bring their prices in line with the levels established by these two major manufacturers. Off-list price discounting and similar promotional activity by manufacturers, however, has substantially affected the average price differential at retail, which can be significantly less than the manufacturers’ list price gap. Recent discounting by manufacturers has been far greater than historical levels, and the actual price gap between premium and deep-discount cigarettes has changed accordingly. This has led to shifts in price segment performance depending upon the actual price gaps of products at retail.
Philip Morris and RJ Reynolds dominate the domestic cigarette market with a combined market share of approximately 71.1% at December 31, 2012. This concentration of United States market share makes it more difficult for Liggett to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on its sales volume, operating income and cash flows.

Legislation, Regulation and Litigation
In the United States, tobacco products are subject to substantial and increasing legislation, regulation and taxation, which have a negative effect on revenue and profitability. In June 2009, legislation was passed providing for regulation of the tobacco industry by the United States Food and Drug Administration. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations — Legislation and Regulation.”
The cigarette industry continues to be challenged on numerous fronts. The industry is facing increased pressure from anti-smoking groups and continued smoking and health litigation, including class action litigation and health care cost recovery actions brought by governmental entities and other third parties, the effects of which, at this time, we are unable to evaluate. As of December 31, 2012, there were approximately 5,037 Engle progeny cases, 69 individual product liability lawsuits, four purported class actions or actions where class certification has been sought, and one health care cost recovery action pending in the United States in which Liggett and/or Vector were named defendants. See Item 1A. “Risk Factors”, Item 3. “Legal Proceedings” and Note 12 to our consolidated financial statements, which contain a description of litigation.
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

The Master Settlement Agreement and Other State Settlement Agreements
In March 1996, March 1997, and March 1998, Liggett entered into settlements of tobacco-related litigation with 46 states and territories. The settlements released Liggett from all tobacco-related claims within those states and territories, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.
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
Under the payment provisions of the MSA, the Participating Manufacturers are required to make annual payments of $9.0 billion (subject to applicable adjustments, offsets and reductions). These annual payments are allocated based on unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligation of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco's domestic shipments accounted for 3.5% of the total cigarettes sold in the United States in 2012. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year.
Liggett may have additional payment obligations under the MSA and its other settlement agreements with the states. See Item 1A. “Risk Factors” and Note 12 to our consolidated financial statements.

New Valley LLC
New Valley LLC, a Delaware limited liability company, is engaged in the real estate business and is seeking to acquire additional real estate properties and operating companies. New Valley owns a 50% interest in Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York City metropolitan area. New Valley also holds investment interests in various real estate projects domestically and internationally.
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
Douglas Elliman Realty, LLC
During 2000 and 2001, New Valley acquired for approximately $1.7 million a 37.2% ownership interest in B&H Associates of NY, LLC, which is now known as Douglas Elliman of LI, LLC, a residential real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company, Preferred Empire Mortgage Company. In December 2002, New Valley and the other owners of Douglas Elliman of LI, LLC contributed their interests in Douglas Elliman of LI, LLC to Montauk Battery Realty, LLC, a newly formed entity, which is now known as Douglas Elliman Realty, LLC. New Valley acquired a 50% interest in Douglas Elliman Realty as a result of an additional investment of approximately $1.4 million by New Valley and the redemption by Douglas Elliman of LI, LLC of various ownership interests. As part of the transaction, Douglas Elliman of LI, LLC renewed its franchise agreement with The Prudential Real Estate Affiliates, Inc. for an additional ten-year term. In October 2004, upon receipt of required regulatory approvals, the former owners of Douglas Elliman of LI, LLC contributed to Douglas Elliman Realty their interests in the related mortgage company.
In March 2003, Douglas Elliman Realty purchased the New York City-based residential brokerage firm, known as Douglas Elliman and an affiliated property management company, for $71.25 million. With that acquisition, the combination of Douglas Elliman of LI, LLC with Douglas Elliman created the largest residential brokerage company in the New York metropolitan area. Upon closing of the acquisition, Douglas Elliman entered into a ten-year franchise agreement with The Prudential Real Estate Affiliates, Inc. New Valley invested an additional $9.5 million in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The balance of the subordinated debt was repaid in 2010. As part of the acquisition, Douglas Elliman Realty acquired Douglas Elliman’s affiliate, Insignia Residential Group, LLC, which is now known as Residential Management Group LLC, and conducts business as Douglas Elliman Property Management and is the New York metropolitan area’s largest manager of rental, co-op and condominium housing.
We account for our interest in Douglas Elliman Realty under the equity method. We recorded income of $16.7 million in 2012, $16.6 million in 2011, and $22.3 million in 2010 associated with Douglas Elliman Realty. Equity income from Douglas Elliman Realty includes interest earned by New Valley on the subordinated debt, purchase accounting adjustments and management fees.
Real Estate Brokerage Business.  Douglas Elliman Realty is engaged in the real estate brokerage business through its three subsidiaries which conduct business as Douglas Elliman Real Estate. The three brokerage companies have 65 offices with approximately 4,100 real estate agents in the metropolitan New York area as well as South Florida. The companies achieved combined sales of approximately $12.4 billion of real estate in 2012, approximately $11.1 billion of real estate in 2011 and approximately $11.5 billion of real estate in 2010. Douglas Elliman Realty was ranked as the fourth-largest residential brokerage company in the United States in 2011 based on closed sales volume by the Real Trends broker survey. Douglas Elliman Realty had revenues of $378.2 million in 2012, $346.3 million in 2011, and $348.1 million in 2010.
The New York City brokerage operation was founded in 1911 by Douglas Elliman and has grown to be one of Manhattan’s leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has 18 New York City offices, with approximately 2,225 real estate agents, and had sales volume of approximately $8.4 billion of real estate in 2012, approximately $7.7 billion of real estate in 2011, and approximately $7.8 billion of real estate in 2010.

The Long Island brokerage operation now known as Douglas Elliman of LI, LLC which also does business under the name Douglas Elliman Real Estate is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island with 43 offices and approximately 1,850 real estate agents. During 2012, the Long Island brokerage operation closed approximately 6,350 transactions, representing sales volume of approximately $3.6 billion of real estate. This compared to approximately 6,163 transactions, representing sales volume of approximately $3.4 billion of real estate in 2011, and approximately 6,500 transactions closed in 2010, representing approximately $3.6 billion of real estate. Douglas Elliman of LI, LLC serves approximately 250 communities in Long Island and Queens, New York.
In December 2010, Douglas Elliman Realty acquired substantially all of the assets of Prudential Holmes & Kennedy, a small regional residential real estate brokerage company which operated for more than 40 years in Northern Westchester County, a suburban area north of New York City. The acquisition included six offices located in the towns of Chappaqua, Armonk, Bedford, Sommers, Pleasantville and Katonah. The offices had approximately 160 real estate agents and closed approximately 400 transactions, representing sales volume of $300 million of real estate in 2012. Douglas Elliman Realty’s franchise agreement with Prudential Real Estate Affiliates was amended to include these offices as additional locations.
Douglas Elliman Realty's brokerage operates as a broker in residential real estate transactions. In performing these services, the company has historically represented the seller, either as the listing broker, or as a co-broker in the sale. In acting as a broker for the seller, their services include assisting the seller in pricing the property and preparing it for sale, advertising the property, showing the property to prospective buyers, and assisting the seller in negotiating the terms of the sale and in closing the transaction. In exchange for these services, the seller pays to the company a commission, which is generally a fixed percentage of the sales price. In a co-brokered arrangement, the listing broker typically splits its commission with the other co-broker involved in the transaction. The company also offers buyer brokerage services. When acting as a broker for the buyer, its services include assisting the buyer in locating properties that meet the buyer’s personal and financial specifications, showing the buyer properties, and assisting the buyer in negotiating the terms of the purchase and closing the transaction. In exchange for these services a commission is paid to the company which also is generally a fixed percentage of the purchase price and is usually, based upon a co-brokerage agreement with the listing broker, deducted from, and payable out of, the commission payable to the listing broker. With the consent of a buyer and seller, subject to certain conditions, the company may, in certain circumstances, act as a selling broker and as a buying broker in the same transaction. The company’s sales and marketing services are provided by licensed real estate sales persons or associate brokers who have entered into independent contractor agreements with the company. The company recognizes revenue and commission expenses upon the consummation of the real estate sale.
Douglas Elliman Realty brokerage operations also offers relocation services to employers, which provide a variety of specialized services primarily concerned with facilitating the resettlement of transferred employees. These services include sales and marketing of transferees’ existing homes for their corporate employer, assistance in finding new homes, moving services, educational and school placement counseling, customized videos, property marketing assistance, rental assistance, area tours, international relocation, group move services, marketing and management of foreclosed properties, career counseling, spouse/partner employment assistance, and financial services. Clients can select these programs and services on a fee basis according to their needs.
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
DE Capital primarily originates loans for purchases of properties located on Long Island, New York City and Westchester. Approximately one-half of these loans are for home sales transactions in which Douglas Elliman Real Estate acts as a broker. The term “origination” refers generally to the process of arranging mortgage financing for the purchase of property directly to the purchaser or for refinancing an existing mortgage. DE Capital’s revenues are generated from loan origination fees, which are generally a percentage of the original principal amount of the loan and are commonly referred to as “points”, and application and other fees paid by the borrowers. DE Capital recognizes mortgage origination revenues and costs when the mortgage loan is consummated. DE Capital funds and sells mortgage loans through Wells Fargo, its joint venture partner.
Marketing.  Douglas Elliman Realty's brokerage operation offers real estate sales and marketing and relocation services, which are marketed by a multimedia program. This program includes direct mail, newspaper, internet, catalog, radio and television advertising and is conducted throughout Manhattan and Long Island. In addition, the integrated nature of the real estate brokerage companies services is designed to produce a flow of customers between their real estate sales and marketing business and their mortgage business.
Competition.  The real estate brokerage business is highly competitive. However, Douglas Elliman Real Estate believes that its ability to offer their customers a range of inter-related services and its level of residential real estate sales and marketing help position them to meet the competition and improve their market share.

In the brokerage company’s traditional business of residential real estate sales and marketing, it competes with multi-office independent real estate organizations and, to some extent, with franchise real estate organizations, such as Century-21, ERA, RE/MAX International, Sotheby's International Realty, Better Homes and Gardens Real Estate, Berkshire Hathaway HomeServices, and Coldwell Banker Douglas Elliman Realty believes that its major competitors in 2013 will also increasingly include multi-office real estate organizations, such as GMAC Home Services, NRT LLC (whose affiliates include the New York City-based Corcoran Group) and other privately owned companies. Residential brokerage firms compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, recently to a greater degree, price.
In its mortgage loan origination business, DE Capital competes with other mortgage originators. These include mortgage brokers, mortgage bankers, state and national banks, and thrift institutions.
Government Regulation.  Several facets of real estate brokerage businesses are subject to government regulation. For example, their real estate sales and marketing divisions are licensed as real estate brokers in the states in which they conduct their real estate brokerage businesses. In addition, their real estate sales associates must be licensed as real estate brokers or salespersons in the states in which they do business. Future expansion of the real estate brokerage operations of Douglas Elliman Realty's brokerage operations into new geographic markets may subject it to similar licensing requirements in other states.
A number of states and localities have adopted laws and regulations imposing environmental controls, disclosure rules, zoning and other land use restrictions, which can materially impact the marketability of certain real estate. However, Douglas Elliman Realty's brokerage operations does not believe that compliance with environmental, zoning and land use laws and regulations has had, or will have, a materially adverse effect on its financial condition or operations.
In DE Capital’s mortgage business, mortgage loan origination and funding activities are subject to the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. DE Capital is subject to regulation by state banking departments and by the Federal Office of Currency Control.
Franchises and Trade Names.  In December 2002, Douglas Elliman of LI, LLC renewed for an additional ten-year term its franchise agreement with Prudential which granted it an exclusive franchise, subject to various exceptions and to meeting annual revenue thresholds, in New York for the counties of Nassau and Suffolk on Long Island. In addition, in June 2004, Douglas Elliman of LI, LLC was granted an exclusive franchise, subject to various exceptions and to meeting annual revenue thresholds, with respect to the boroughs of Brooklyn and Queens. In March 2003, Douglas Elliman entered into a ten-year franchise agreement with Prudential granting it an exclusive franchise, subject to various exceptions and to meeting annual revenue thresholds, for Manhattan. In 2010, that agreement was amended to grant Douglas Elliman an exclusive franchise for six northern Westchester offices.
Douglas Elliman Realty is in discussions with Prudential related to certain matters in connection with the franchise agreements, and Douglas Elliman Realty has elected to cease operating as a Prudential franchisee.  Douglas Elliman Realty is seeking a resolution of these matters. The stated initial expiration date of the franchise agreements is March 13, 2013 unless Douglas Elliman Realty chooses to renew the franchise agreements prior to March 13, 2013. As a result of the termination or expiration of the franchise agreements, in accordance with the terms of the Limited Liability Company Operating Agreement, Douglas Elliman Realty is required to redeem the approximate 20% equity interest owned by a former affiliate of Prudential.  The redemption price for such equity interest is to be determined through an appraisal process in accordance with the terms of Douglas Elliman Realty's Limited Liability Company Operating Agreement.  Douglas Elliman Realty expects to resolve this matter in 2013.
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
The taglines “From Manhattan to Montauk” and "askelliman.com" are used extensively in the Douglas Elliman Realty's brokerage operations. In addition, Douglas Elliman Realty's brokerage operation continues to use the trade names of certain companies that it has acquired.
Residential Property Management Business.  Douglas Elliman Realty is also engaged in the management of cooperatives, condominiums and apartments though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management and is the leading manager of apartments, cooperatives and condominiums in the New York metropolitan area according to a survey in the September 2009 issue of The Real Deal. Residential Management Group provides full service third-party fee management for approximately 335 properties, representing approximately 46,000 units in New York City, Nassau County, Northern New Jersey and Westchester County. In January 2010, Residential Management Group acquired the assets of Bellmarc Property Management, a company which managed approximately 50 buildings in Manhattan with approximately 5,000 units. Residential Management Group is seeking to continue to expand its property management business in the greater metropolitan New York area in 2013. Among the notable properties currently managed are the Dakota, Museum Tower, Worldwide Plaza, London Terrace, Olympic Tower Condominium, Manhattan House, CitySpire Condominium and The Sovereign buildings in New York City. Residential Management Group employs approximately 255 people, of whom approximately 180 work at Residential Management Group’s headquarters and the remainder at remote offices in the New York metropolitan area.
Real Estate Investments
New Valley seeks to acquire investment interests in various real estate projects both domestically and internationally through debt and equity investments. The real estate investments include the following projects:

•	Escena. Development of a 450-acre approved master planned community in Palm Springs, California.

•	701 Seventh Avenue. Construct a 340,000 square foot multi-use project located in Times Square which will include retail space, hotel space and signage.

•	11 Beach Street. Convert an existing office building located in Manhattan into a luxury residential condominium.

•	East 68th Street. Convert a 12-story residential rental building located in Manhattan into a luxury residential condominium.

•	Queens Plaza. Construct a 350,000 square foot luxury residential rental building located in Queens, New York.

•	1107 Broadway. Convert a 260,000 square foot office building located in Manhattan into a luxury residential condominium.

•	Chrystie Street. Develop a 250,000 square foot mixed use project located in Manhattan to include hotel space and a residential condominium.

•	Maryland Portfolio. Operate and improve a portfolio of over 5,000 garden apartment rental units in 10 locations in Maryland.

•	Sesto Holdings. Develop a 322 acre site in Milan, Italy to be developed into multi-parcel, multi-building mixed use urban regeneration project.

•	Hotel Taiwana. Redevelop a luxury hotel located on St. Barts, French West Indies.
For additional information concerning these investments, see Note 16 to our consolidated financial statements.
Ladenburg Thalmann
New Valley owned, as of December 31, 2012, 13,891,205 common shares of Ladenburg Thalmann Financial Services Inc. (NYSE Amex: LTS), which represents approximately 8% of the LTS shares. LTS is the parent of New Valley’s former subsidiary, Ladenburg Thalmann & Co. Inc., which has been a member of the New York Stock Exchange since 1879. LTS is registered under the Securities Act of 1934 and files periodic reports and other information with the SEC.
Three of our directors, Howard M. Lorber, Henry C. Beinstein and Jeffrey S. Podell, also serve as directors of LTS. Mr. Lorber also serves as Vice Chairman of LTS. Richard J. Lampen, who along with Mr. Lorber is an executive officer of ours, also serves as a director of LTS and has served as the President and Chief Executive Officer of LTS since September 2006. In September 2006, we entered into an agreement with LTS where we agreed to make available the services of Mr. Lampen as well as other financial, accounting and tax services. LTS paid us $750,000, $600,000, and $600,000 for 2012, 2011 and 2010, respectively, related to the agreement and will pay us at a rate of $750,000 per year in 2013. These amounts are recorded as a reduction to our operating, selling, administrative and general expenses. LTS paid compensation of $600,000, $500,000 and $200,000 for 2012, 2011 and 2010, respectively, to each of Mr. Lorber and Mr. Lampen in connection with their services. See Note 14 to our consolidated financial statements.
In November 2011, we were part of a consortium, which included Dr. Phillip Frost, who is the beneficial owner of approximately 18.5% of our common stock, and Mr. Lampen, that agreed to provide a loan to LTS.  The five-year note was approximately $160.7 million, bears an interest rate of 11% per annum, paid a 0.50% funding fee and issued 10,713,333 warrants to purchase LTS shares at $1.68 per share to the consortium.  LTS has the ability to pay 4% of the 11% interest owed on the note by payment-in-kind for the first two years of the note.  LTS is required to repay 10% of the note by December 31, 2014, 10% by December 31, 2015 and the remaining 80% by November 4, 2016.  We lent LTS $15 million and received 1,000,000 warrants.
Other Investments
Castle Brands.  In October 2008, we acquired for $4 million an approximate 11% interest in Castle Brands Inc. (NYSE Amex: ROX), a publicly traded developer and importer of premium branded spirits. Mr. Lampen is serving as the President, Chief Executive Officer and a director of Castle. In October 2008, we entered into an agreement with Castle where we agreed to make available the services of Mr. Lampen as well as other financial, accounting and tax services. We recognized management fees of $100,000 in each of 2012, 2011 and 2010, under the agreement and Castle has agreed to pay us $100,000 per year in 2013. In December 2009, we were part of a consortium, which included Dr. Frost and Mr. Lampen, that agreed to provide a line of credit to Castle. The three-year line was for a maximum amount of $2.5 million, bore interest at a rate of 11% per annum on amounts borrowed, paid a 1% annual commitment fee and was collateralized by Castle’s receivables and inventory. Our commitment under the line was $900,000; all of which was outstanding under the credit line as of December 31, 2010. The amount was repaid on October 14, 2011. In December 2010, we were part of a consortium, which included Dr. Frost and Mr. Lampen, that lent $1.0 million to Castle . We lent $200,000 of this amount and received a note bearing interest at a rate of 11% per annum. During 2011, $217,000 of principal and outstanding interest associated with this note was exchanged for shares of Castle's convertible preferred stock and warrants.
Long-Term Investments.  As of December 31, 2012, long-term investments consisted primarily of investments in investment partnerships of approximately $22.8 million. In the future, we may invest in other investments including limited partnerships, real estate investments, equity securities, debt securities and certificates of deposit depending on risk factors and potential rates of return.
Employees
At December 31, 2012, we had 587 employees, of which approximately 297 were employed at Liggett’s Mebane facility and approximately 271 were employed in sales and administrative functions at LVB. Approximately 39% of our employees are hourly employees, who are represented by unions. We have not experienced any significant work stoppages since 1977, and we believe that relations with our employees and their unions are satisfactory.
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
We have significant liquidity commitments.
During 2013, we have certain liquidity commitments that could require the use of our existing cash resources. As of December 31, 2012, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months included the following:

•	cash interest expense of approximately $101.6 million,

•	dividends on our outstanding common shares (currently at an annual rate of approximately $143.9 million), and

•	other corporate expenses and taxes.
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
We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2012, we and our subsidiaries had total outstanding indebtedness of $897.5 million. Approximately $157.5 million of our 6.75% convertible notes mature in 2014. We are required to offer to repurchase on June 15, 2016 the remaining $43.2 million of our convertible debentures due 2026. We incurred an additional $230 million of indebtedness in connection with our November 2012 offering of 7.5% variable interest convertible notes due 2019. The convertible notes due 2019 are our senior unsecured obligations and are effectively subordinated to any of our secured indebtedness to the extent of the assets securing such indebtedness. The convertible notes due 2019 are also structurally subordinated to all liabilities and commitments of our subsidiaries.
We retired in February 2012 $336.3 million of the $415 million outstanding of our 11% senior secured notes due 2015. The remaining $78.7 million of our 11% senior secured notes have been called and will be retired on March 12, 2013. We incurred an additional $450 million of indebtedness in connection with the February 2013 offering of our 7.75% senior secured notes due 2021.
In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
Our high level of debt may adversely affect our ability to satisfy our obligations.
There can be no assurance that we will be able to meet our debt service obligations. A default in our debt obligations, including a breach of any restrictive covenant imposed by the terms of our indebtedness, could result in the acceleration of the affected debt as well as other of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under the debt or such other indebtedness or that we would otherwise be able to repay the accelerated indebtedness or make other required payments. Even in the absence of an acceleration of our indebtedness, a default under the terms of our indebtedness could have an adverse impact on our ability to satisfy our debt service obligations and on the trading price of our debt and our common stock.
Our high level of indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our other obligations with respect to our debt, including repurchase obligations upon the occurrence of specified change of control events;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the amount of our cash flow available for dividends on our common stock and other general corporate purposes;

•	require us to sell other securities or to sell some or all of our assets, possibly on unfavorable terms, to meet payment obligations;

•	restrict us from making strategic acquisitions, investing in new capital assets or taking advantage of business opportunities;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	place us at a competitive disadvantage compared to competitors that have less debt.
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
Our 7.75% senior secured notes contain restrictive covenants that limit our operating flexibility.
The indenture governing our 7.75% senior secured notes due 2021 contains covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to:

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
The indenture governing the senior secured notes contain restrictive covenants, which, among other things, restrict our ability to pay certain dividends or make other restricted payments or enter into transactions with affiliates if our Consolidated EBITDA, as defined in the indenture, is less than $75 million for the four quarters prior to such transaction. Our Consolidated EBITDA for the four quarters ended December 31, 2012 exceeded $75 million.
Changes in respect of the debt ratings of our notes may materially and adversely affect the availability, the cost and the terms and conditions of our debt.
Both we and several issues of our notes have been publicly rated by Moody’s Investors Service, Inc., or Moody’s, and Standard & Poor’s Rating Services, or S&P, independent rating agencies. In addition, future debt instruments may be publicly rated. These debt ratings may affect our ability to raise debt. Any future downgrading of the notes or our other debt by Moody’s or S&P may affect the cost and terms and conditions of our financings and could adversely affect the value and trading of the notes.
Liggett faces intense competition in the domestic tobacco industry.
Liggett is considerably smaller and has fewer resources than its major competitors, and, as a result, has a more limited ability to respond to market developments. Management Science Associates’ data indicate that the three largest cigarette manufacturers controlled approximately 84.9% of the United States cigarette market during 2012. Philip Morris is the largest manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had approximately 61.7% of the premium segment and 47.1% of the total domestic market during 2012. During 2012, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 3.5%. Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, have historically, because of their dominant market share, been able to determine cigarette prices for the various pricing tiers within the industry.
Philip Morris and RJ Reynolds dominate the domestic cigarette market and had a combined market share of approximately 71.1% at December 31, 2012. This concentration of United States market share could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse effect on their sales volume, operating income and cash flows, which in turn could negatively affect the value of our common stock.
Liggett’s business is highly dependent on the discount cigarette segment.
Liggett depends more on sales in the discount cigarette segment of the market, relative to the full-price premium segment, than its major competitors. Since 2004, all of Liggett’s unit volume was generated in the discount segment. The discount segment is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. While the three major manufacturers all compete with Liggett in the discount segment of the market, the strongest competition for market share has come from a group of smaller manufacturers and importers, most of which sell low quality, deep discount cigarettes. While Liggett’s share of the discount market was 12.1% in 2012, 12.8% in 2011 and 11.9% in 2010, Management Science Associates’ data indicate that the discount market share of these other smaller manufacturers and importers was approximately 34.4% in 2012, 34.1% in 2011, and 38.5% in 2010. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only current market segment could be negatively affected, which in turn could negatively affect the value of our common stock.
Liggett’s market share is susceptible to decline.
For a number of years prior to 2000, Liggett suffered a substantial decline in market share. Liggett’s market share declined in 2012, after having increased during each of the years between 2000 and 2011 (except for 2008, which was unchanged). This earlier market share erosion resulted in part from Liggett’s highly leveraged capital structure that existed until December 1998 and its limited ability to match other competitors’ wholesale and retail trade programs, obtain retail shelf space for its products and advertise its brands. These declines also resulted from adverse developments in the tobacco industry, intense competition and changes in consumer preferences which have continued up to the current time. According to Management Science Associates’ data, Liggett’s overall domestic market share during 2012 was 3.5% compared to 3.8% during 2011, and 3.5% during 2010. Liggett’s share of the discount segment was 12.1% during 2012, 12.8% during 2011 and 11.9% during 2010. Liggett's market share declined by 0.7% in 2012, and if it were to decline substantially in the future, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
The domestic cigarette industry has experienced declining unit sales in recent periods.
Industry-wide shipments of cigarettes in the United States have been declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 2.2% in 2012 as compared to 2011, and by approximately 3.5% in 2011 as compared to 2010. We believe that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to high cigarette price levels in recent years. If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
Our tobacco operations are subject to substantial and increasing legislation, regulation and taxation, which has a negative effect on revenue and profitability.
Tobacco products are subject to substantial federal and state excise taxes in the United States. These taxes may continue to increase. On April 1, 2009, the federal excise tax increased from $0.39 to $1.01 per pack of cigarettes, and significant tax increases on other tobacco products, to fund expansion of the State Children’s Health Insurance Program, referred to as SCHIP. The increases in federal excise tax under SCHIP are substantial, and, as a result, Liggett’s sales volume and profitability has been and may continue to be adversely impacted. In addition, SCHIP created certain tax differentials between certain types of tobacco products. This has caused a dramatic increase in the sale of pipe tobacco as a substitute for roll-your-own, which has directly impacted sales of cigarettes.
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
Over the years, various state and local governments have continued to regulate tobacco products. These regulations relate to, among other things, disclosure of ingredient information, the imposition of significantly higher taxes, increases in the minimum age to purchase tobacco products, sampling and advertising bans or restrictions, ingredient and constituent disclosure requirements and significant tobacco control media campaigns. Additional state and local legislative and regulatory actions will likely be considered in the future, including, among other things, restrictions on the use of flavorings.

In addition to the foregoing, there have been a number of other restrictive regulatory actions from various federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration (“FDA”). There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry. Legislation was passed by Congress providing for regulation of cigarettes by FDA. These developments generally receive widespread media attention. Additionally, a majority of states have passed legislation providing for reduced ignition propensity standards for cigarettes. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation or legislation. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but our consolidated financial position, results of operations or cash flows could be materially adversely affected.
Additional federal or state regulation relating to the manufacture, sale, distribution, advertising, labeling, or information disclosure of tobacco products could further reduce sales, increase costs and have a material adverse effect on our business.
The Family Smoking Prevention and Tobacco Control Act may adversely affect our sales and operating profit.
On June 22, 2009, the President signed into law the “Family Smoking Prevention and Tobacco Control Act” (Public Law 111-31). The law grants FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero. Among other measures, the law (under various deadlines):

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

•	imposes (and allows FDA to impose) various recordkeeping and reporting requirements on tobacco product manufacturers;

•	grants FDA the regulatory authority to impose broad additional restrictions; and

•	imposes user fees on tobacco product manufacturers.

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
Liggett could be subjected to substantial liabilities and bonding requirements from litigation relating to cigarette products. Adverse litigation outcomes could have a negative impact on our ability to operate due to their impact on cash flows. We and our Liggett subsidiary, as well as the entire cigarette industry, continue to be challenged on numerous fronts, particularly with respect to the Engle progeny cases in Florida (described below). New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2012, there were approximately 5,037 Engle progeny cases, 69 individual product liability lawsuits, four purported class actions and one health care cost recovery action pending in the United States in which Liggett and/or us were named defendants. It is likely that similar legal actions, proceedings and claims will continue to be filed against Liggett. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pled in certain cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any tobacco-related litigation could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Liggett could face difficulties in obtaining a bond to stay execution of a judgment pending appeal.
In September 1999, a civil lawsuit was filed by the United States federal government seeking disgorgement of approximately $289.0 billion from various cigarette manufacturers, including Liggett. In August 2006, the trial court entered a Final Judgment and Remedial Order against each of the cigarette manufacturing defendants, except Liggett. The Final Judgment, among other things, ordered the following relief against the non-Liggett defendants: (i) defendants are enjoined from committing any act of racketeering concerning the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) defendants are enjoined from making any material false, misleading, or deceptive statement or representation concerning cigarettes that persuades people to purchase cigarettes; and (iii) defendants are permanently enjoined from utilizing “lights”, “low tar”, “ultra lights”, “mild” or “natural” descriptors, or conveying any other express or implied health messages in connection with the marketing or sale of cigarettes as of January 1, 2007. No monetary damages were awarded other than the government’s costs. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise imposes regulations which adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
Liggett Only Cases.  There are currently eight cases pending where Liggett is the only remaining tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases.
As new product liability cases are commenced against Liggett, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.
Individual tobacco-related cases have increased as a result of the Florida Supreme Court’s ruling in Engle.
In May 2003, a Florida intermediate appellate court overturned a $790.0 million punitive damages award against Liggett and decertified the Engle v. R. J. Reynolds Tobacco Co. smoking and health class action. In July 2006, the Florida Supreme Court affirmed in part and reversed in part the May 2003 intermediate appellate court decision. Among other things, the Florida Supreme Court affirmed the decision decertifying the class on a prospective basis and the order vacating the punitive damages award, but preserved several of the trial court’s Phase I findings (including that: (i) smoking causes lung cancer, among other diseases; (ii) nicotine in cigarettes is addictive; (iii) defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) the defendants concealed material information; (v) all defendants sold or supplied cigarettes that were defective; and (vi) all defendants were negligent) and allowed plaintiffs to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damage issues, provided they commence their individual lawsuits within one year of the date the court’s decision became final on January 11, 2007, the date of the court’s mandate. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants.

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
Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, former class members had one year from January 11, 2007 to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 mandate, are referred to as the “Engle progeny cases”. As of December 31, 2012, there were 5,037 Engle progeny cases pending where Vector, Liggett, and other cigarette manufacturers were named as defendants. These cases include approximately 6,215 plaintiffs. As of December 31, 2012, there were 27 Engle progeny cases currently scheduled for trial in 2013. Through January 31, 2013, eight adverse verdicts have been entered against Liggett in Engle progeny cases. Two of these were affirmed on appeal and were satisfied by Liggett. The remaining verdicts are at various stages of appeal although appellate efforts, to date, have not been successful. The potential range of loss is between $0 and $16.2 million, plus interest and attorney fees, for the six cases currently on appeal
It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
Excise tax increases adversely affect cigarette sales.
Cigarettes are subject to substantial and increasing federal, state and local excise taxes. In February 2009, Federal legislation to reauthorize SCHIP, which includes funding provisions that increase the federal cigarette excise tax from $0.39 to $1.01 per pack, was enacted, effective April 1, 2009. Additional increases in the federal cigarette excise tax have been proposed by Congress. State excise taxes vary considerably and, when combined with sales taxes, local taxes and the federal excise tax, may exceed $4.00 per pack. Various states and other jurisdictions are considering, or have pending, legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had, and will continue to have, an adverse effect on sales of cigarettes.
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
For 2003 - 2012 Liggett and Vector Tobacco, as applicable, disputed that they owe the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco withheld payment associated with these NPM Adjustment amounts. For 2003, Liggett and Vector Tobacco paid the NPM adjustment amount of $9.3 million to the Settling States although both companies continue to dispute this amount is owed. The total amount withheld (or paid into a disputed payment account) by Liggett and Vector Tobacco for 2004 - 2012 was $62.0 million. At December 31, 2012 included in “Other assets” on our consolidated balance sheet was a non-current receivable of $6.5 million relating to the $9.3 million payment. Arbitration of the 2003 NPM Adjustment is pending. Liggett is currently engaged in an arbitration with the states over the NPM Adjustment.
The following amounts have not been expensed by the Company as they relate to Liggett and Vector Tobacco’s NPM Adjustment claims for 2003 through 2009: $6.5 million for 2003, $3.8 million for 2004 and $800,000 for 2005.

"Gross" v. "Net" Calculations.  In October 2004, the independent auditor notified Liggett and all other Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, had been recalculated using “net” units, rather than “gross” units (which had been used since 1999).
Liggett objected to this retroactive change and disputed the change in methodology. Liggett contends that the retroactive change from “gross” to “net” units is impermissible for several reasons, including:

•	use of “net” units is not required by the MSA (as reflected by, among other things, the use of “gross” units through 2005);

•	such a change is not authorized without the consent of affected parties to the MSA;

•
the MSA provides for four-year time limitation periods for revisiting calculations and determinations, which precludes recalculating Liggett’s 1997 Market Share (and thus, Liggett’s market share exemption); and

•	Liggett and others have relied upon the calculations based on “gross” units since 1998.
The change in the method of calculation could have resulted in Liggett owing as much as $38,800 of additional MSA payments for prior years, including interest, because the proposed change from “gross” to “net” units would have lowered Liggett’s grandfathered market share exemption under the MSA. We estimated that Liggett’s future annual MSA payments would have been at least approximately $2,500 higher if the method of calculation was changed. In August 2011, Liggett received notice from several states seeking to initiate arbitration as to this matter. In December 2012, the parties arbitrated the dispute before a panel of three arbitrators. On February 14, 2013, the arbitrators issued a decision granting the relief sought by Liggett.  The arbitrators ruled that the limitations provisions of the MSA precluded the independent auditor from recalculating Liggett's grandfathered market share exemption or Liggett's payment obligations beyond the last four years.  The arbitrators further ruled that, for purposes of calculating Liggett's payment obligations for the applicable years, Liggett's market share should be calculated on a "net" basis, increased by a factor of 1.25%.  Liggett is in the process of seeking reconsideration of the part of the arbitrators' decision that would require the 1.25% increase in Liggett's market share. If the arbitrator's ruling is not modified, Liggett would be required to pay approximately $11,300 for the last four years and approximately $2,000 for 2012. We cannot quantify future annual obligations as a result of the ruling. Liggett accrued $5,000 in the accompanying consolidated financial statements for any potential liability relating to the “gross” v. “net” dispute. There can be no assurance that Liggett will be successful in seeking modification of the award or that Liggett will not be required to make additional payments, which could adversely affect our consolidated financial position, results of operations and cash flows.
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
Risks of real estate ventures.  New Valley has a number of real estate-related investments in which other partners hold significant interests. New Valley must seek approval from these other parties for important actions regarding these joint ventures. Since the other parties' interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm the ventures.
The volatility in the capital and credit markets has increased in recent years.  Because the volatility in capital and credit markets may create additional risks in the upcoming months and possibly years, we will continue to perform additional assessments to determine the impact, if any, on our consolidated financial statements. Thus, future impairment charges may occur.
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
Termination of franchise agreement. Douglas Elliman Realty is in discussions with Prudential related to certain matters in connection with the franchise agreements, and Douglas Elliman Realty has elected to cease operating as a Prudential franchisee.  Douglas Elliman Realty is seeking a resolution of these matters. The stated initial expiration date of the franchise agreements is March 13, 2013 unless Douglas Elliman Realty chooses to renew the franchise agreements prior to March 13, 2013. As a result of the termination or expiration of the franchise agreements, in accordance with the terms of the Limited Liability Company Operating Agreement, Douglas Elliman Realty is required to redeem the approximate 20% equity interest owned by a former affiliate of Prudential.  The redemption price for such equity interest is to be determined through an appraisal process in accordance with the terms of Douglas Elliman Realty's Limited Liability Company Operating Agreement.  Douglas Elliman Realty expects to resolve this matter in 2013.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess, and our independent registered certified public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2012, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. We expect to continue to incur expense and to devote management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered certified public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.
The price of our common stock may fluctuate significantly.
The trading price of our common stock has ranged between $14.25 and $17.70 per share over the past 52 weeks. We expect that the market price of our common stock will continue to fluctuate.
The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the operating and stock performance of our competitors;

•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the initiation or outcome of litigation;

•	changes in interest rates;

•	general economic, market and political conditions;

•	additions or departures of key personnel; and

•	future sales of our equity or convertible securities.
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
At December 31, 2012, we had outstanding options granted to employees, including restricted shares, to purchase approximately 2,304,576 shares of our common stock, with a weighted-average exercise price of $13.01 per share, of which options for 398,437 shares were exercisable at December 31, 2012. We also have outstanding convertible notes and debentures maturing in November 2014 and June 2026, which are currently convertible into 26,962,116 shares of our common stock. The issuance of these shares will cause dilution which may adversely affect the market price of our common stock. The availability for sale of significant quantities of our common stock could adversely affect the prevailing market price of the stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Miami, Florida. We lease 13,849 square feet of office space in an office building in Miami, which we share with various of our subsidiaries. The lease expires in November 2014. In September 2012 we entered into an additional office lease with an affiliate of the Company. Payments under the lease commence in May 2013. The lease is for 12,390 square feet of space in an office building in Miami, Florida. The lease expires in March 2018, subject to two five-year renewal options.
We lease approximately 18,000 square feet of office space in New York, New York under leases that expire in 2013. Approximately 9,000 square feet of such space has been subleased to unaffiliated third parties for the balance of the term of the lease. New Valley’s operating properties are discussed above under the description of New Valley’s business and in Note 16 to our consolidated financial statements.
Liggett’s tobacco manufacturing facilities, and several of the distribution and storage facilities, are currently located in or near Mebane, North Carolina. Various of such facilities are owned and others are leased. As of December 31, 2012, the principal properties owned or leased by Liggett are as follows:

Type	Location	Owned or Leased	Approximate Total Square Footage

Storage Facilities	Danville, VA	Owned	578,000
Office and Manufacturing Complex	Mebane, NC	Owned	240,000
Warehouse	Mebane, NC	Owned	60,000
Warehouse	Mebane, NC	Leased	125,000
Warehouse	Mebane, NC	Leased	22,000

LVB leases approximately 20,000 square feet of office space in Morrisville, North Carolina. The lease expires in January 2019.
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
Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR”. The following table sets forth, for the periods indicated, high and low sale prices for a share of our common stock on the NYSE, as reported by the NYSE, and quarterly cash dividends declared on shares of common stock:

Year	High	Low	Cash Dividends
2012:
Fourth Quarter	$16.84	$14.25	$0.40
Third Quarter	17.00	15.78	$0.38
Second Quarter	17.07	15.62	$0.38
First Quarter	17.70	16.47	$0.38
2011:
Fourth Quarter	$17.33	$15.74	$0.38
Third Quarter	17.49	14.74	0.36
Second Quarter	17.47	15.68	0.36
First Quarter	16.11	13.94	0.36

At February 21, 2013, there were approximately 1,916 holders of record of our common stock.
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
Our 7.75% Senior Secured Notes due 2021 prohibit our payment of cash dividends or distributions on our common stock if at the time of such payment our Consolidated EBITDA (as defined) for the most recently completed four full fiscal quarters is less than $75 million. Our Consolidated EBITDA for the four quarters ended December 31, 2012 exceeded $75 million.
We paid 5% stock dividends on September 28, 2012, September 29, 2011, and September 29, 2010 to the holders of our common stock. All information presented in this report is adjusted for the stock dividends.

Performance Graph
The following graph compares the total annual return of our Common Stock, the S&P 500 Index, the S&P MidCap 400 Index and the NYSE Arca Tobacco Index, formerly known as the AMEX Tobacco Index, for the five years ended December 31, 2012. The graph assumes that $100 was invested on December 31, 2007 in the Common Stock and each of the indices, and that all cash dividends and distributions were reinvested.

250
200
150
100
50
0
DOLLARS
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Vector Group Ltd.
S&P 500
S&P MidCap
NYSE Arca Tobacco

	12/07	12/08	12/09	12/10	12/11	12/12
Vector Group Ltd.	100	79	95	135	159	153
S&P 500	100	63	80	92	94	109
S&P MidCap	100	64	88	111	109	128
NYSE Arca Tobacco	100	80	112	134	157	186

Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2012.

Issuer Purchases of Equity Securities
Our purchases of our common stock during the three months ended December 31, 2012 were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2012	—		—		—	—
November 1 to November 30, 2012	—		—		—	—
December 1 to December 31, 2012	162,397	(1)	15.38	(1)	—	—
Total	162,397		$15.38		—	—
____________________________

(1)	Delivery of shares to us in payment of tax wtihholding in connection with an employee's vesting in restricted stock. The shares were immediately canceled.

EXECUTIVE OFFICERS OF THE REGISTRANT
The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of February 28, 2013. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

Name	Age	Position	Year Individual Became an Executive Officer
Howard M. Lorber	64	President and Chief Executive Officer	2001
Richard J. Lampen	59	Executive Vice President	1996
J. Bryant Kirkland III	47	Vice President, Chief Financial Officer and Treasurer	2006
Marc N. Bell	52	Vice President, General Counsel and Secretary	1998
Ronald J. Bernstein	59	President and Chief Executive Officer of Liggett	2000

Howard M. Lorber has been our President and Chief Executive Officer since January 2006. He served as our President and Chief Operating Officer from January 2001 to December 2005 and has served as a director of ours since January 2001. From November 1994 to December 2005, Mr. Lorber served as President and Chief Operating Officer of New Valley, where he also served as a director. Mr. Lorber was Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; Chairman of the Board of Directors since 1987 and Chief Executive Officer from November 1993 to December 2006 of Nathan’s Famous, Inc., a chain of fast food restaurants; Chairman of the Board of Ladenburg Thalmann Financial Services from May 2001 to July 2006 and Vice Chairman since July 2006. Mr. Lorber was a Director of Borders Group Inc. from May 2010 until January 2012 and has been a director since 1991 of United Capital Corp., a real estate investment and diversified manufacturing company, which ceased to be a public reporting company in 2011. He is also a trustee of Long Island University.
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
J. Bryant Kirkland III has been our Vice President, Chief Financial Officer and Treasurer since April 2006. Mr. Kirkland has served as a Vice President of ours since January 2001 and served as New Valley’s Vice President and Chief Financial Officer from January 1998 to December 2005. He has served since July 1992 in various financial capacities with us, Liggett and New Valley. Mr. Kirkland served as Vice President, Treasurer and Chief Financial Officer of SG Blocks Inc. from January 1998 to November 2011 and as a director of SG Blocks Inc. since November 1998. Mr. Kirkland has served as Chairman of the Board of Directors, President and Chief Executive Officer of Multi Soft II, Inc. and Multi Solutions II, Inc. since July 2012.
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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues(1)	$1,084,546	$1,133,380	$1,063,289	$801,494	$565,186
Operating income	154,933	143,321	111,313	143,167	135,304
Net income	30,622	75,020	54,084	24,806	60,504
Per basic common share(2):
Net income applicable to common shares	$0.35	$0.89	$0.65	$0.30	$0.74
Per diluted common share(2):
Net income applicable to common shares	$0.35	$0.89	$0.64	$0.30	$0.66
Cash distributions declared per common share(2)	$1.54	$1.47	$1.40	$1.33	$1.27
Balance Sheet Data:
Current assets	$639,056	$509,741	$526,763	$389,208	$355,283
Total assets	1,086,731	927,768	949,595	735,542	717,712
Current liabilities	195,159	315,198	226,872	149,008	296,159
Notes payable, embedded derivatives, long-term debt and other obligations, less current portion	759,074	542,371	647,064	487,936	287,546
Non-current employee benefits, deferred income taxes and other long-term liabilities	211,750	159,229	121,893	103,280	100,402
Stockholders’ (deficiency) equity	(79,252)	(89,030)	(46,234)	(4,682)	33,605
_____________________________

(1)
Revenues include federal excise taxes of $508,027, $552,965, $538,328, $377,771, and $168,170, respectively. Effective April 1, 2009, federal excise taxes increased from $0.39 per pack of cigarettes to $1.01 per pack of cigarettes.

(2)	Per share computations include the impact of 5% stock dividends on September 28, 2012, September 29, 2011, September 29, 2010, September 29, 2009, and September 29, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Overview
We are a holding company and are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC and Vector Tobacco Inc. subsidiaries, and

•
the real estate business through our New Valley LLC subsidiary, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.

All of our tobacco operations' unit sales volume in 2012, 2012 and 2010 was in the discount segment, which management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
Our tobacco subsidiaries’ cigarettes are produced in approximately 117 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

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
In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT represented 7.0% in 2012, 8.7% in 2011 and 13.0% in 2010 of Liggett's unit volume. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX represented 9.6% in 2012, 12.7% in 2011 and 18.5% in 2010 of Liggett's unit volume. In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett’s family of brands with 62.7% of Liggett’s unit volume in 2012, 56.4% in 2011 and 42.6% in 2010. According to Management Science Associates, Liggett held a share of approximately 12.1% of the overall discount market segment for 2012 compared to 12.8% for 2011 and 11.9% for 2010.
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
The discount segment is a challenging marketplace, with consumers having less brand loyalty and placing greater emphasis on price. Liggett’s competition is now divided into two segments. The first segment is made up of the three largest manufacturers of cigarettes in the United States, Philip Morris USA Inc., R.J. Reynolds Tobacco Company, and Lorillard Tobacco Company. The three largest manufacturers, while primarily premium cigarette based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell deep discount cigarettes. Our largest competitor in this segment is Commonwealth Brands, Inc. (a wholly owned subsidiary of Imperial Tobacco PLC).

Recent Developments

7.75% Senior Secured Notes due 2021. In February 2013, we sold $450,000 of our 7.75% senior secured notes due 2021 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. We agreed to consummate a registered exchange offer for the 7.75% senior secured notes within 360 days after the date of the initial issuance of the 7.75% senior secured notes. The new 7.75% senior secured notes to be issued in the exchange offer will have substantially the same terms as the original notes, except that the new 7.75% senior secured notes will have been registered under the Securities Act. We will be required to pay additional interest on the 7.75% senior secured notes if we fail to timely comply with our obligations under the Registration Rights Agreement until such time as we comply.
The 7.75% senior secured notes pay interest on a semi-annual basis at a rate of 7.75% per year and mature on February 15, 2021. We may redeem some or all of the 7.75% senior secured notes at any time prior to February 15, 2016 at a make-whole redemption price. On or after February 15, 2016 we may redeem some or all of the 7.75% senior secured notes at a premium that will decrease over time, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date.
The 7.75% senior secured notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of our 100% owned domestic subsidiaries that are engaged in the conduct of our cigarette businesses. In addition, some of the guarantees are collateralized by second priority or first priority security interests in certain collateral of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements. The indenture contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization, as defined in the indenture, for the most recently ended four full quarters is less than $75,000. The indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively.
The aggregate net proceeds from the sale of the 7.75% senior secured notes were approximately $438,250 after deducting underwriting discounts, commissions, fees and offering expenses. We intend to use the net proceeds of the issuance for the cash tender offer described below and the redemption price for any existing 11% senior secured notes that are not tendered, plus accrued and unpaid interest plus any related fees and expenses.
Tender Offer. On January 29, 2013, we announced we were commencing a cash tender offer with respect to any and all of the outstanding $415,000 of our 11% senior secured notes due 2015. We retired $336,315 of the 11% senior secured notes at a premium of 104.292%, plus accrued and unpaid interest, on February 12, 2013. The remaining $78,685 of the 11% senior secured notes have been called and will be retired on March 12, 2013 at a redemption price of 103.667% plus accrued and unpaid interest.
7.5% Variable Interest Senior Convertible Senior Notes due 2019. In November 2012, we sold $230,000 of our 7.5% variable interest senior convertible notes due 2019 (the "2019 Convertible Notes") in a public offering registered under the Securities Act. The 2019 Convertible Notes are our senior unsecured obligations and are effectively subordinated to any of our secured indebtedness to the extent of the assets securing such indebtedness. The 2019 Convertible Notes are also structurally subordinated to all liabilities and commitments of our subsidiaries. The aggregate net proceeds from the sale of the 2019 Convertible Notes were approximately $218,900 after deducting underwriting discounts, commissions, fees and offering expenses.
The 2019 Convertible Notes pay interest (“Total Interest”) on a quarterly basis beginning January 15, 2013 at a rate of 2.5% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 7.5% per annum. The notes are convertible into our common stock at the holder’s option. The conversion price at December 31, 2012 was $18.50 per share (approximately 54.0541 shares of common stock per $1,000 principal amount of the note), is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on January 15, 2019.
Share Lending Agreement. In connection with the offering of our 2019 Convertible Notes, we entered into a share lending agreement with Jefferies & Company, the underwriter for the offering, under which we lent Jefferies & Company 6,114,000 shares of our common stock to facilitate hedging transactions related to the 2019 Convertible Notes. Jefferies & Company has since returned 3,057,000 of the borrowed shares and 3,057,000 shares remain outstanding at December 31, 2012. Subject to certain limitations, Jefferies & Company may from time to time during the term of the share lending agreement borrow up to 1,000,000 additional shares of our common stock from us for certain additional offerings. We did not receive any proceeds from the sale of the borrowed shares, other than a nominal loan fee from Jefferies & Company equal to $0.10 per share lent to Jefferies & Company.

The Share Lending Agreement requires that the shares borrowed be returned upon the maturity of the related debt, January 2019, or earlier, including the redemption of the 2019 Convertible Notes or the conversion of the notes to shares of common stock pursuant to the terms of the indenture governing the notes. Borrowed shares are issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares will have all of the rights of a holder of our outstanding shares. However, because the share borrower must return to us all borrowed shares ( or identical shares), the borrowed shares are not considered outstanding for purposes of computing and reporting our earnings per share in accordance with generally accepted accounting principles. Jefferies agreed to pay to us an amount equal to any dividends or other distributions that we pay on the borrowed shares.
We determined the fair value of the Share Lending Agreement was $3,204 at the date of issuance based on the value of the presence of the Share Lending Agreement related to the terms of the offering. The $3,204 fair value was recognized as a debt financing charge and is being amortized to interest expense over the term of the notes. As of December 31, 2012, 3,057,000 shares were outstanding on the Share Lending Agreement and $12 had been amortized to interest expense.
Prudential Franchise Agreements. Douglas Elliman Realty is in discussions with Prudential related to certain matters in connection with the franchise agreements, and Douglas Elliman Realty has elected to cease operating as a Prudential franchisee.  Douglas Elliman Realty is seeking a resolution of these matters. The stated initial expiration date of the franchise agreements is March 13, 2013 unless Douglas Elliman Realty chooses to renew the franchise agreements prior to March 13, 2013. As a result of the termination or expiration of the franchise agreements, in accordance with the terms of the Limited Liability Company Operating Agreement, Douglas Elliman Realty is required to redeem the approximate 20% equity interest owned by a former affiliate of Prudential.  The redemption price for such equity interest is to be determined through an appraisal process in accordance with the terms of Douglas Elliman Realty's Limited Liability Company Operating Agreement.
Chelsea Eleven.  In February and April 2012, Chelsea closed on the remaining utility and two residential units of the 54 unit building and the project is concluded. New Valley received net distributions of $9,483 and $7,638 from New Valley Oaktree Chelsea Eleven, LLC for the years ended December 31, 2012 and 2011, respectively. New Valley accounted for its 40% interest in New Valley Oaktree Chelsea Eleven, LLC under the equity method of accounting. New Valley recorded equity income of $3,137, $3,000 and $900 for the years ended December 31, 2012, 2011 and 2010, respectively, related to New Valley Chelsea.
Fifty Third-Five Building.   In September 2010, New Valley, through its NV 955 LLC subsidiary, contributed $2,500 to a joint venture, Fifty Third-Five Building LLC (“JV”), of which it owns 50%. The JV was formed for the purposes of acquiring a defaulted real estate loan, collateralized by real estate located in New York City. In October 2010, New Valley contributed an additional $15,500 to the JV and the JV acquired the defaulted loan for approximately $35,500. In December 2012, all outstanding principal and interest on the loan was repaid and the defaulted note was retired. New Valley received a liquidating distribution of $20,900 from the JV on December 28, 2012. This investment was accounted for under the equity method of accounting. The Company recorded equity income of $2,900 for the year ended December 31, 2012.
SOCAL Portfolio. In October 2011, a newly-formed joint venture, between affiliates of New Valley and Winthrop Realty Trust, entered into an agreement with Wells Fargo Bank to acquire a $117,900 C-Note (the “C-Note”) for a purchase price of $96,700.  The C-Note was the most junior tranche of a $796,000 first mortgage loan originated in July 2007 which was collateralized by a 31-property portfolio of office properties situated throughout southern California, consisting of approximately 4.5 million square feet.  The C-Note bore interest at a rate per annum of LIBOR plus 310 basis points, required payments of interest only prior to maturity and matured on August 9, 2012.  On November 3, 2011, New Valley invested $25,000 for an approximate 26% interest in the joint venture. The investment is a variable interest entity; however, New Valley is not the primary beneficiary.
On September 28, 2012, all outstanding principal and interest was repaid and the C-Note was retired. New Valley received a liquidating distribution of $32,275 from the joint venture on September 28, 2012. New Valley accounted for this investment under the equity method of accounting. New Valley recorded equity income of $7,180 and $95 for the years ended December 31, 2012 and 2011, respectively. We had no exposure to loss as a result of New Valley's investment in NV SOCAL LLC at December 31, 2012.
11 Beach Street. In June 2012, NV Beach LLC, a wholly-owned subsidiary of New Valley, invested $9,642 with an additional $1,321 investment to be made in the future for an approximate 49.5% interest in 11Beach Street Investor LLC (the "Beach JV"). Beach JV plans to renovate and convert an existing office building in Manhattan into a luxury residential condominium. Beach JV is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for its interest in Beach JV under the equity method of accounting. Our maximum exposure to loss as a result of New Valley's investment in Beach JV was $9,642 at December 31, 2012.
Maryland Portfolio. In July 2012, New Valley invested $5,000 for an approximate 30% interest in a joint venture that owns a 25% interest in a portfolio of approximately 5,500 apartment units primarily located in Baltimore County, Maryland. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded equity loss of $269 and received distributions of $117 for the year ended December 31, 2012. Our maximum exposure to loss as a result of New Valley's investment in NV Maryland was $4,615 at December 31, 2012.
701 Seventh Avenue. In August and September 2012, New Valley invested a total of $7,800 for an approximate 11% interest in a joint venture that acquired property located at 701 Seventh Avenue in Times Square in Manhattan. The joint venture plans to redevelop the property for retail space and signage, as well as a site for a potential hotel. The investment closed in October 2012 and New Valley invested an additional $1,507 at closing. New Valley may have additional future capital contributions of approximately $14,000. The property, located on the northeast corner of Seventh Avenue and 47th Street, totals approximately 120,000 gross square feet and is a rectangular corner parcel currently occupied by two buildings. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. Our maximum exposure to loss as a result of New Valley's investment in 701 Seventh Avenue was $9,307 at December 31, 2012.
Queens Plaza. In December 2012, New Valley invested $7,350 for an approximate 45.37% interest in QPS 23-10 Venture LLC which through its affiliate owns a condominium conversion project, 23-10 Queens Plaza South, located in Queens, New York. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. Our maximum exposure to loss as a result of New Valley's investment in Queens Plaza was $7,350 at December 31, 2012.
Chrystie Street. In December 2012, New Valley invested $1,973 for an approximate 49% interest in WG Chrystie LLC which owns a 37.5% ownership interest in 215 Chrystie Venture LLC which, through its affiliate, owns a condominium conversion project located in Manhattan. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. Our maximum exposure to loss as a result of New Valley's investment in Chrystie Street was $1,973 at December 31, 2012.
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
As of December 31, 2012, there were approximately 5,037 Engle progeny cases, 69 individual product liability lawsuits, four purported class actions and one healthcare cost recovery action pending in the United States in which Liggett or us, or both, were named as a defendant. To date, adverse verdicts have been entered against Liggett in eight Engle progeny cases.
Engle Progeny Cases.  In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court's July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court's reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and us are currently named in 5,037 Engle progeny cases in both federal (1,963 cases) and state (3,074 cases) courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. These cases include approximately 6,215 plaintiffs.

Liggett Only Cases.  There are currently eight cases pending where Liggett is the only remaining tobacco company defendant. These cases consist of four individual actions and four Engle progeny cases. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases.
In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages to plaintiff and an $816 judgment was entered by the court. That judgment was affirmed on appeal and was satisfied by Liggett in March 2011. In September 2010, the court awarded plaintiff legal fees of $996. Liggett paid legal fees and accrued interest of $1,231 in January 2013. Liggett previously accrued $2,000 for the Ferlanti case.

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
Revenue Recognition.  Revenues from sales of cigarettes are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. In accordance with authoritative guidance on how taxes collected from customers and remitted to governmental authorities should be presented in the income statement (that is, gross versus net presentation), our accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues and cost of sales totaled $508,027, $552,965, and $538,328 for the years ended December 31, 2012, 2011 and 2010, respectively. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
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
We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in Note 12 to our consolidated financial statements and discussed below related to the eight cases where an adverse verdict was entered against Liggett: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.
Although Liggett has generally been successful in managing litigation in the past, litigation is subject to uncertainty and significant challenges remain, particularly with respect to the Engle progeny cases.
Adverse verdicts have been entered against Liggett in eight state court Engle progeny cases (exclusive of the Lukacs case, discussed in Note 12 to our consolidated financial statements), and two of these verdicts have been affirmed on appeal. At December 31, 2012, Liggett and us are defendants in 3,074 state court Engle progeny cases. Through December 31, 2012, other than the Lukacs case, the verdicts against Liggett have ranged from $1 to $3,008. In two of these cases, punitive damages were also awarded for $1,000 and $7,600. We have not accrued for these cases as of December 31, 2012. Our potential range of loss in the six Engle progeny cases currently on appeal is between $0 and $16,166 in the aggregate, plus accrued interest and attorneys' fees. In determining the range of loss, we consider potential settlements as well as future appellate relief.
Except as discussed in Note 12 to our consolidated financial statements, management is unable to estimate the possible loss or range of loss from remaining Engle progeny cases as there are currently multiple defendants in each case and discovery has not occurred or is limited. As a result, we lack information about whether plaintiffs are, in fact, Engle class members (non-class members' claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things.  Further, plaintiffs typically do not specify their demand for damages.
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
Settlement Agreements.  As discussed in Note 12 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the MSA. Liggett and Vector Tobacco have no payment obligations under the MSA except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the MSA, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the MSA is recorded in cost of goods sold as the products are shipped. Settlement expenses under the MSA recorded in the accompanying consolidated statements of operations were $137,609 for 2012, $155,707 for 2011 and $135,684 for 2010. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
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
At December 31, 2012 and 2011, the fair value of derivative liabilities was estimated at $172,128 and $133,500, respectively. The increase is due to the loss on the changes in fair value of convertible debt and the addition of the 2019 Convertible Notes.
Changes to the fair value of these embedded derivatives are reflected on our consolidated statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. We recognized a loss of $7,476 in 2012, a gain of $7,984 in 2011 and a gain of $11,524 in 2010 due to changes in the fair value of the embedded derivatives.
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
We recognized non-cash interest expense of $10,684, $6,355 and $4,437 in 2012, 2011 and 2010, respectively, due to the amortization of the debt discount attributable to the embedded derivatives and $7,332, $4,086, and $2,530 in 2012, 2011 and 2010, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.
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
Stock-Based Compensation.  Our stock-based compensation uses a fair value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight line basis over the requisite service period of the award. We recognized stock-based compensation expense of $1,755, $1,715 and $1,218 in 2012, 2011 and 2010 related to the amortization of stock option awards and $3,808, $1,468 and $1,452 related to the amortization of restricted stock grants. As of December 31, 2012 and 2011, there was $2,103 and $3,860, respectively, of total unrecognized cost related to employee stock options and $134 and $3,653, respectively, of total unrecognized cost related to restricted stock grants. See Note 11 to our consolidated financial statements.

Employee Benefit Plans.  The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of December 31, 2012, our benefit obligations were computed assuming a discount rate between 2.25% - 4.25%. As of December 31, 2012, our service cost was computed assuming a discount rate of 3.75% - 5.00%. In determining our expected rate of return on plan assets we consider input from our external advisors and historical returns based on the expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 7.5%, 5.2% and 4.8% for the years ended December 31, 2012, 2011 and 2010, respectively, and our actual five-year annual rate of return on our pension plan assets was 2.9%, 2.9% and 5.7% for the years ended December 31, 2012, 2011 and 2010, respectively. In computing expense for the year ended December 31, 2013, we will use an assumption of a 7% annual rate of return on our pension plan assets. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.
Net pension expense for defined benefit pension plans and other postretirement benefit expense was $3,603, $3,300 and $5,001 for 2012, 2011 and 2010, respectively, and we currently anticipate such expense will be approximately $1,982 for 2013. In contrast, our funding obligations under the pension plans are governed by the Employee Retirement Income Security Act (“ERISA”). To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the tax qualified pension plans for the pension plan year beginning on January 1, 2013 and ending on December 31, 2013.
Long-Term Investments and Impairments.  At December 31, 2012, we had long-term investments of $22,799, which consisted primarily of investment partnerships investing in investment securities and real estate. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of the investment partnerships is provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. Gains are recognized when realized in our consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. On a quarterly basis, we evaluate our investments to determine whether an impairment has occurred. If so, we also make a determination of whether such impairment is considered temporary or other-than-temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts and circumstances driven. However, among the matters that are considered in making such a determination are the period of time the investment has remained below its cost or carrying value, the severity of the decline, the likelihood of recovery given the reason for the decrease in market value and our original expected holding period of the investment.
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
Our significant business segments for the three years ended December 31, 2012 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes the Company’s investment in Escena, Aberdeen and investments in non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies and can be found in Note 1 to our consolidated financial statements.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Revenues:
Tobacco	$1,084,546	$1,133,380	$1,063,289
Operating income (loss):
Tobacco	176,017	164,581	130,157	(1)
Real estate	(2,013)	(1,929)	(631)
Corporate and other	(19,071)	(19,331)	(18,213)
Total operating income	$154,933	$143,321	$111,313
_____________________________

(1)	Operating income includes litigation judgment expense of $16,161 and a $3,000 settlement charge.

2012 Compared to 2011
Revenues. All of our revenues were from the Tobacco segment in 2012 and 2011. Liggett increased the list price of PYRAMID by $1.30 per carton in January 2011, $1.10 per carton in August 2011, $1.00 per carton in June 2012, and $0.60 per carton in December 2012. The list price of LIGGETT SELECT and EVE also increased by $1.00 per carton in June 2011. The list price of GRAND PRIX also increased by $1.10 per carton in June 2011. Liggett increased the list price of LIGGETT SELECT, EVE, and GRAND PRIX by $0.80 per carton in October 2011, $1.00 per carton in June 2012, and $0.60 per carton in December 2012.
All of our sales were in the discount category in 2012 and 2011. For the year ended December 31, 2012, revenues were $1,084,546 compared to $1,133,380 for the year ended December 31, 2011. Revenues declined by 4.3% ($48,834) due to an unfavorable sales volume of $101,669 (approximately 892.4 million units) offset by a favorable price variance of $52,835 primarily related to increases in the price of PYRAMID.
Cost of goods sold. Our cost of goods sold declined from $892,883 for the year ended December 31, 2011 to $823,452 for the year ended December 31, 2012. The major components of our cost of goods sold are federal excise taxes, expenses under the MSA, FDA legislation and tobacco buyout, which are variable costs based on the number of units sold, and tobacco and other manufacturing costs, which are fixed and variable costs. Federal excise taxes declined from $552,965 for the twelve months ended December 31, 2011 to $508,027 for the year ended December 31, 2012 as a result of decreased unit sales volume of 8.1%. Tobacco and other manufacturing costs were $129,634 and $133,559 for the year ended December 31, 2012 and 2011, respectively. Expenses under the MSA were $137,609 and $155,707 for the year ended December 31, 2012 and 2011, respectively.
Tobacco gross profit. Tobacco gross profit was $261,094 for the year ended December 31, 2012 compared to $240,497 for the twelve months ended December 31, 2011. The $20,597 (8.6%) increase was due primarily to increases in the price of PYRAMID. As a percentage of revenues (excluding federal excise taxes), Tobacco gross profit increased to 45.3% in the 2012 period compared to gross profit of 41.4% in the 2011 period due to price increases.
Expenses. Operating, selling, general and administrative expenses were $106,161 for the year ended December 31, 2012 compared to $97,176 for the same period last year, an increase of $8,985 (9.2%). Tobacco expenses were $85,077 for the year ended December 31, 2012 compared to $75,916 for the year ended December 31, 2011. The increase of $9,161 was primarily the result of higher sales force expenses due to an increase in sales force over the last twelve months, increases in legal expenses due to MSA arbitration and Engle progeny cases and an increase in point of sales materials. Tobacco product liability legal expenses and other litigation costs were $9,666 and $7,795 for the year ended December 31, 2012 and 2011, respectively. Expenses at the corporate segment declined from $19,331 to $19,071 in 2012 due to lower professional fees.
Operating income. Operating income was $154,933 for the year ended December 31, 2012 compared to $143,321 for the same period last year, an increase of $11,612 (8.1%). For the year ended December 31, 2012, Tobacco segment operating income increased from $164,581 in 2011 to $176,017 in 2012 primarily due to increases in the price of PYRAMID in 2012. The real estate segment's operating loss was $2,013 and $1,929 for the year ended December 31, 2012 and 2011 , respectively, primarily related to Escena's operations. The operating loss at the corporate segment was $19,071 for the year ended December 31, 2012 compared to $19,331 for 2011, a decrease of $260.
Other income (expenses). Other expenses were $101,216 for the year ended December 31, 2012 compared to other expenses of $20,164 for the same period last year. For the year ended December 31, 2012, other expenses primarily consisted of interest expense of $110,102, a loss of $7,476 from changes in fair value of derivatives embedded within convertible debt, accelerated interest expense related to the conversion of debt of $14,960 and an equity loss on long-term investments of $1,261. This was offset by equity income on non-consolidated real estate businesses of $29,764, gain on sale of investment securities available for sale of $1,640, and interest and other income of $1,179. For the year ended December 31, 2011, other expenses primarily consisted of interest expense of $100,706, an equity loss of $859 on long-term investments, and accelerated interest expense related to the conversion of debt of $1,217. These expenses were offset by income of $7,984 for changes in fair value of derivatives embedded within convertible debt, net realized gains on investments held for sale of $23,257, equity income on non-consolidated real estate businesses of $19,966, gain on liquidation of long-term investments of $25,832, gain on sale of townhomes of $3,843 and other income of $1,736.
The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility.  We recognized charges of $7,476 for the year ended December 31, 2012 and income of $7,984 for the year ended December 31, 2011.
Income before income taxes. Income before income taxes for the year ended December 31, 2012 was $53,717 compared to $123,157 for the year ended December 31, 2011. The decrease is attributable to the items discussed above.
Income tax expense. The income tax expense was $23,095 for the year ended December 31, 2012, compared to $48,137 for the year ended December 31, 2011. Our income tax rates for the years ended December 31, 2012 and 2011 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction. In addition, we recorded a tax benefits of $0 and $870 for the years ended December 31, 2012 and 2011, respectively, resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The net deferred tax asset has been recognized for state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.
2011 Compared to 2010
Revenues.  All of our revenues were from the Tobacco segment in 2011 and 2010. Liggett increased the list price of LIGGETT SELECT, EVE, and GRAND PRIX by $0.60 per carton in January 2010, an additional $0.65 per carton in May 2010, an additional $0.75 per carton in October 2010 and an additional $0.80 per carton in October 2011. The list price of LIGGETT SELECT and EVE increased by $1.00 per carton in June 2011. The list price of GRAND PRIX also increased by $1.10 per carton in June 2011. Liggett increased the list price of PYRAMID by $1.30 per carton in January 2011 and $1.10 per carton in August 2011.
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
Operating income.  Operating income was $143,321 for the year ended December 31, 2011 compared to $111,313 for the same period last year, an increase of $32,008 (28.8%). Tobacco segment operating income increased from $130,157 for the year ended December 31, 2010 to $164,581 for the same period in 2011 primarily the result of price increases taken in 2011 and the absence of the $16,161 litigation judgment expense and a $3,000 non-recurring settlement charge that occurred in 2010 offset by higher sales force expenses due to an increase in sales force over the last twelve months. The real estate segment's operating loss of $1,929 and $631 for the years ended December 31, 2011 and 2010, respectively, related primarily to Escena's operations. The operating loss at the corporate segment was $19,331 for the year ended December 31, 2011 compared to $18,213 for the same period last year, an increase of $1,118.
Other income (expenses).  Other expenses were $20,164 for the year ended December 31, 2011 compared to $25,743 for the past year. For the year ended December 31, 2011, other expenses primarily consisted of interest expense of $100,706, an equity loss of $859 on long-term investments and $1,217 of accelerated interest expense related to the conversion of 10% of the principal ($11,000) of the 3.875% Variable Interest Senior Convertible Debentures due 2026 on June 15, 2011. These expenses were offset by income of $7,984 for changes in fair value of derivatives embedded within convertible debt, net realized gains on investments held for sale of $23,257, equity income on non-consolidated real estate businesses of $19,966, gain on liquidation of long-term investments of $25,832, gain on sale of townhomes of $3,843 and other income of $1,736. Interest expense increased by $16,610 due to the issuance of debt that occurred at the end of 2010 for which a full year of interest expense was incurred in 2011. For the year ended December 31, 2010, other expenses primarily consisted of interest expense of $84,096 offset by other income of $11,524 for changes in fair value of derivatives embedded within convertible debt, net realized gains on investments held for sale of $19,869, equity income on non-consolidated real estate businesses of $23,963, equity income on a long-term investment of $1,489 and interest and other income of $1,508.
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
Income tax expense.  The income tax expense was $48,137 for the year ended December 31, 2011 compared to $31,486 for the same period in 2010. Our income tax rates for the years ended December 31, 2011 and 2010 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction. In addition, we recorded a tax benefits of $870 and $500 for the years ended December 31, 2011 and 2010, respectively, resulting from the reduction of a previously established valuation allowance of a deferred tax asset. The net deferred tax asset has been recognized for state tax net operating losses at Vector Tobacco Inc. after evaluating the impact of the negative and positive evidence that such asset would be realized.

Liquidity and Capital Resources
Net cash and cash equivalents increased by $164,932 and $90,371 in 2012 and 2010, respectively, and decreased by $58,902 in 2011.
Net cash provided from operations was $84,086, $36,041 and $67,004 in 2012, 2011 and 2010, respectively. The change primarily related to increased operating income in the 2012 period, a reduction of accounts receivable in 2012 compared to an increase in 2011 and a decrease in inventory in the 2012 period. In 2011, Liggett extended terms on PYRAMID sales by five days and this program has continued in 2012. The initiation of longer terms for PYRAMID increased trade accounts receivable by $23,020 in the 2011 period. Trade accounts receivable declined by $13,622 for the year in 2012 due to the timing of receipts in

December 2012 compared to December 2011. The changes related to trade accounts receivable increased cash flow from operations by $36,642 in the 2012 period as compared to the 2011 period. The amount was offset by higher payments under the Master Settlement Agreement in 2012 compared to 2011 and lower accruals under the Master Settlement Agreement due to lower unit sales in 2012.
Cash used in investing activities was $4,139 and $45,132 in 2012 and 2010, respectively, compared to cash provided by investing activities of $41,285 in 2011. In 2012, cash used in investing activities was for purchase of real estate businesses of $33,375, capital expenditures of $11,265, purchase of long-term investments of $5,000, the purchase of investment securities of $5,647, an increase in cash surrender value of corporate-owned life insurance policies of $907, the issuance of notes receivable of $383, and an increase in non-current restricted assets of $1,130. This was offset by the proceeds from distributions from non-consolidated real estate businesses of $49,221, the sale of investment securities of $3,831, the proceeds from the sale of fixed assets of $444, and proceeds from the sale or liquidation of long-term investments of $72. In 2011, cash provided by investing activities was primarily from the proceeds from the sale or maturity of investment securities of $31,643, proceeds from the sale or liquidation of long-term investments of $66,190, distributions from non-consolidated real estate businesses of $8,450 and proceeds from the sales of townhomes of $19,629. This was offset by cash primarily used for the purchase of investment securities of $5,039, purchase of real estate businesses of $41,859, purchase of long-term investments of $10,000, capital expenditures of $11,838, an increase in cash surrender value of corporate-owned life insurance policies of $744 and the issuance of notes receivable of $15,256.
Cash provided by financing activities was $84,985 and $68,499 in 2012 and 2010, respectively. Cash used in financing activities was $136,228 in 2011. In 2012, cash provided by financing activities was primarily from proceeds from debt issuance of $244,075, net borrowings of debt under the revolver of $7,958, proceeds from the issuance of Vector stock of $611, proceeds from the exercise of Vector options of $140, and tax benefit of options exercised of $52. This was offset by distributions on common stock of $137,114, repayment of debt of $19,258 , and deferred financing costs of $11,479. In 2011, cash was used for distributions on common stock of $125,299, net repayments of debt under the revolver of $14,238 and repayment of debt of $4,960 offset by proceeds from debt issuance of $6,419, proceeds from the exercise of Vector options of $1,029, and tax benefit of options exercised of $821. In 2010, cash provided by financing activities was primarily from proceeds of debt issuance of $185,714, net borrowings under the revolver of $18,326, proceeds from the exercise of Vector options of $1,265 and excess of tax benefit of options exercised of $269 offset by cash used for distributions on common stock of $117,459, repayments of debt of $14,539 and deferred finance charges of $4,932.
In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $24,835 of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict was affirmed on appeal and Liggett paid $14,361 in June 2010. To date, eight other verdicts have been entered in Engle progeny cases against Liggett in the total amount of approximately $17,671, three of which have been affirmed on appeal. It is possible that additional cases could be decided unfavorably. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.
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
Vector.  As described under "Recent Developments", in November 2012, we sold $230,000 of our 7.5% variable interest senior convertible notes due 2019 (the "2019 Convertible Notes") in a public offering registered under the Securities Act. The 2019 Convertible Notes are our senior unsecured obligations and are effectively subordinated to any of our secured indebtedness to the extent of the assets securing such indebtedness. The 2019 Convertible Notes are also structurally subordinated to all liabilities and commitments of our subsidiaries. The aggregate net proceeds from the sale of the 2019 Convertible Notes were approximately $218,900 after deducting underwriting discounts, commissions, fees and offering expenses.
The notes pay interest (“Total Interest”) on a quarterly basis beginning January 15, 2013 at a rate of 2.5% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 7.5% per annum. The notes are convertible into our common stock at the holder’s option. The conversion price at December 31, 2012 was $18.50 per share (approximately 54.0541 shares of common stock per $1,000 principal amount of the note), is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on January 15, 2019.
7.75% Senior Secured Notes due 2012. In February 2013, we sold $450,000 of our 7.75% senior secured notes due 2021 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The aggregate net proceeds from the sale of the 7.75% senior secured notes were approximately $438,250 after deducting underwriting discounts, commissions, fees and offering expenses. We intend to use the net proceeds of the issuance for the cash tender offer described below and the redemption price for any existing 11% senior secured notes that are not tendered, plus accrued and unpaid interest plus any related fees and expenses.
We agreed to consummate a registered exchange offer for the 7.75% senior secured notes within 360 days after the date of the initial issuance of the 7.75% senior secured notes. The new 7.75% senior secured notes to be issued in the exchange offer will have substantially the same terms as the original notes, except that the new 7.75% senior secured notes will have been registered under the Securities Act. We will be required to pay additional interest on the 7.75% senior secured notes if we fail to timely comply with our obligations under the Registration Rights Agreement until such time as we comply.
The 7.75% senior secured notes pay interest on a semi-annual basis at a rate of 7.75% per year and mature on February 15, 2021. We may redeem some or all of the 7.75% senior secured notes at any time prior to February 15, 2016 at a make-whole redemption price. On or after February 15, 2016 we may redeem some or all of the 7.75% senior secured notes at a premium that will decrease over time, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date.
The 7.75% senior secured notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of our 100% owned domestic subsidiaries that are engaged in the conduct of our cigarette businesses. In addition, some of the guarantees are collateralized by second priority or first priority security interests in certain collateral of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.
The indenture contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the indenture, for the most recently ended four full quarters is less than $75,000. The indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. Our Leverage Ratio is defined in the indenture as the ratio of our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. Our Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the indenture.

Covenant	Indenture Requirement	December 31, 2012	December 31, 2011
Consolidated EBITDA, as defined	$75,000	$231,385	$226,554
Leverage ratio, as defined	<3.0 to 1	0.5 to 1	0.9 to 1
Secured leverage ratio, as defined	<1.5 to 1	Negative	0.5 to 1

Tender Offer. On January 29, 2013, we announced we were commencing a cash tender offer with respect to any and all of the outstanding $415,000 of our 11% senior secured notes due 2015. We retired $336,315 of the 11% senior secured notes at a premium of 104.292%, plus accrued and unpaid interest, on February 12, 2013. The remaining $78,685 of the 11% senior secured notes have been called and will be retired on March 12, 2013 at a redemption price of 103.667% plus accrued and unpaid interest.
Liggett Financing.  In 2010, Liggett entered into nine financing agreements for a total of $16,634 related to the purchase of equipment. The weighted average interest rate of the outstanding debt is 5.65% per annum and the interest rate on the notes ranges between 5.47% and 6.13%. The debt is payable over 30 to 60 months with an average term of 36 months. Total monthly installments are $155.
Liggett also refinanced $3,575 of debt related to previous equipment purchases. The refinanced debt has an interest rate of 5.95% and is payable in 36 installments of $109.
In 2011, Liggett purchased equipment for $6,342 and entered into three financing agreements for a total of $6,342 related to the equipment purchase. The weighted average interest rate of the outstanding debt is 5.66% per annum and the interest rate on the various notes ranges between 5.33% and 5.82%. Total monthly installments are $145.
In 2012, Liggett refinanced $4,452 of debt related to equipment purchased in 2010.  The refinanced debt had a weighted average interest rate of 5.89% and an average remaining term of 43 months.  The new debt carries an interest rate of 5.96% and a term of 36 months. Total monthly installments are $135. Liggett purchased equipment for $5,040 and entered into four financing agreements for a total of $5,040 related to the equipment purchase. The weighted average interest rate of the outstanding debt is 5.2% per annum and the interest rate on the various notes ranges between 4.72% and 5.56% and is payable in installments of 36 to 48 months.

Each of these equipment loans is collateralized by the purchased equipment.
The majority of these equipment purchases are due to Liggett’s increased unit volume sales plus an increasing proportion of sales in box style packaging versus soft pack. Liggett’s management expects capital expenditures of approximately $10,000 in 2013, of which the majority will be financed on terms similar to the previous 2012 financing arrangements.
Liggett Credit Facility. Liggett has a $50,000 credit facility (the "Credit Facility") with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility is collateralized by all inventories and receivables of Liggett and a mortgage on Liggett’s real property. The Credit Facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability, as defined, under the credit facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility.
In February 2012, Liggett and Wells Fargo renewed the $50,000 Credit Facility. The Credit Facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. The Credit Facility expires on March 8, 2015; provided that Liggett may terminate the Credit Facility prior to March 8, 2015 at any time by giving at least 30 days prior written notice to Wells Fargo, and Wells Fargo may, at Well Fargo's option, terminate the Credit Facility at any time upon the occurrence and during the continuance of an Event of Default. Prime rate loans under the facility bear interest at a rate equal to the prime rate of Wells Fargo with Eurodollar rate loans bearing interest at a rate of 2.0% above Wells Fargo's adjusted Eurodollar rate. The credit facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the credit facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the credit facility, is less than $20,000. The covenants also require that annual Capital Expenditures, as defined under the credit facility (before a maximum carryover amount of $2,500), shall not exceed $15,000 during any fiscal year except for 2010, when Liggett was permitted to incur Capital Expenditures of up to $33,000.
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
The Credit Facility permits the guaranty of our 7.75% senior secured notes due 2021 by each of Liggett and 100 Maple LLC, a subsidiary of Liggett ("Maple") and the pledging of certain assets of Liggett and Maple on a subordinated basis to secure their guarantees. The credit facility also grants to Wells Fargo a blanket lien on all the assets of Liggett and Maple, excluding any equipment pledged to current or future purchase money or other financiers of such equipment and excluding any real property, other than the Mebane Property and other real property to the extent its value is in excess of $5,000. Wells Fargo, Liggett, Maple and the collateral agent for the holders of our 7.75% senior secured notes have entered into an intercreditor agreement, pursuant to which the liens of the collateral agent on the Liggett and Maple assets will be subordinated to the liens of Wells Fargo on the Liggett and Maple assets.
As of December 31, 2012, a total of $33,609 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the facility was approximately $16,391 based on eligible collateral at December 31, 2012. At December 31, 2012, management believed that Liggett was in compliance with all covenants under the credit facility as amended. Liggett’s EBITDA, as defined, were approximately $160,197 for the twelve months ended December 31, 2012.
We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2012, we and our subsidiaries had total outstanding indebtedness of $897,454. Approximately $157,500  of our 6.75% convertible notes mature in 2014. We were required to mandatorily redeem on June 15, 2011 10% of the total aggregate principal amount outstanding, or $11,000, of the Company's 3.875% variable interest senior convertible debentures due 2026.  Other than the holders of $7 principal amount of the debentures, who had 10% of their aggregate principal amount of debentures mandatorily redeemed, each holder of the notes chose to convert its pro-rata portion of the $11,000 of principal into our common stock. We recorded accelerated interest expense of $1,217 for the year ended December 31, 2011, on the conversion of the $11,000 of debentures into 719,255 shares of common stock. The debt conversion resulted in a non-cash financing transaction of $10,993. We were required to offer to purchase the remaining $99,000 of the debentures on June 15, 2012. None of the debentures were surrendered for repurchase by us. Holders of the debentures converted an aggregate of $55,778 principal amount of the debentures into 3,650,486 shares of the Company's common stock in 2012. We recorded non-cash accelerated interest expense related to the converted debt of $14,960 for the year ended December 31, 2012. The debt conversion resulted in a reclassification from debt to equity in the amount of $55,778. As of

December 31, 2012, the principal amount of the Debentures outstanding was $43,222. We are required to offer to repurchase the remaining $43,222 of the debentures on June 15, 2016.
We incurred an additional $230,000 of indebtedness in connection with the November 2012 offering of our variable interest convertible notes due 2019. We retired on February 12, 2013, $336,315 of the $415,000 of our outstanding 11% senior secured notes due 2015. The remaining $78,685 of our 11% senior secured notes have been called and will be retired on March 12, 2013. We incurred an additional $450,000 of indebtedness in connection with the February 2013 offering of our 7.75% senior secured notes due 2021. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette operations are positive cash flow generating units and will continue to be able to sustain our operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $405,900, investment securities available for sale of approximately $70,000, long-term investments with an estimated value of approximately $24,800 and availability under Liggett's credit facility of approximately $16,400 at December 31, 2012. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
The total amount of unrecognized tax benefits was $6,597 at January 1, 2012 and decreased $328 during the year ended December 31, 2012 . The total amount of unrecognized tax benefits was $6,768 at January 1, 2011 and decreased $171 during the year ended December 31, 2011, primarily from the expiration of various state statute of limitations..

Long-Term Financial Obligations and Other Commercial Commitments
Our significant long-term contractual obligations as of December 31, 2012 were as follows:

Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt(1),(8)	$36,778	$164,262	$422,240	$44,175	$—	$230,000	$897,455
Operating leases(2)	3,976	3,430	2,887	2,264	2,226	3,958	18,741
Inventory purchase commitments(3)	11,914	—	—	—	—	—	11,914
Capital expenditure purchase commitments(4)	1,995	—	—	—	—	—	1,995
Interest payments(5),(8)	102,533	104,811	79,122	31,160	27,681	35,972	381,279
Total (6),(7)	$157,196	$272,503	$504,249	$77,599	$29,907	$269,930	$1,311,384
_____________________________

(1)
Long-term debt is shown before discount and assumes retirement in 2016 of $43,222 of our 3.875% variable interest senior convertible debentures due 2026 which we may be required to repurchase on June 15, 2016. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 7 to our consolidated financial statements.

(2)
Operating lease obligations represent estimated lease payments for facilities and equipment. The amounts presented do not include amounts scheduled to be received under non-cancelable operating subleases of $402 in 2013 and zero thereafter. See Note 8 to our consolidated financial statements.

(3)	Inventory purchase commitments represent purchase commitments under our leaf inventory management program. See Note 4 to our consolidated financial statements.

(4)	Capital expenditure purchase commitments represent purchase commitments for machinery and equipment at Liggett and Vector Tobacco. See Note 5 to our consolidated financial statements.

(5)
Interest payments are based on current interest rates at December 31, 2012 and the assumption our current policy of a cash dividend of $0.40 per quarter and an annual 5% stock dividend will continue. In addition, interest payments have been computed assuming retirement in 2016 of $43,222 of our 3.875% variable interest senior convertible debentures due 2026 which we may be required to repurchase on June 15, 2016 as discussed in Note (1) above. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 7 to our consolidated financial statements.

(6)	Not included in the above table is approximately $51,080 of net deferred tax liabilities and $6,269 of unrecognized income tax benefits.

(7)	Because their future cash outflows are uncertain, the above table excludes our pension and post benefit plans unfunded obligations of $48,684 at December 31, 2012.

(8)
Long-term debt and interest payments are shown without consideration for the the tender offer for our 11% senior secured notes due 2015 or the issuance of our 7.75% senior secured notes due 2021 in February 2013.

Payments under the MSA, discussed in Note 12 to our consolidated financial statements, and the federal tobacco quota legislation, discussed in “Legislation and Regulation” below, are excluded from the table above, as the payments are subject to adjustment for several factors, including inflation, overall industry volume, our market share and the market share of non-participating manufacturers.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2012, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
In February 2004, Liggett Vector Brands entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2016. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2012.
At December 31, 2012, we had outstanding approximately $342 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
As of December 31, 2012, approximately $33,600 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of December 31,

2012, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $336.
In addition, as of December 31, 2012, $157,429 ($430,752 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $5,335 with approximately $115 resulting from the embedded derivative associated with our 6.75% note due 2014, $219 resulting from the embedded derivative associated with our 6.75% exchange notes due 2014, $2,925 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes, and the remaining $2,076 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $10,910 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility.The range of estimated fair market values of our embedded derivatives was between $174,909 and $169,424. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $172,128 as of December 31, 2012. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
We held investment securities available for sale totaling $69,984 at December 31, 2012, which includes 13,891,205 common shares of Ladenburg Thalmann Financial Services Inc. carried at $19,448 and 1,000,000 warrants carried at $717.
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
The law imposes user fees on certain tobacco product manufacturers in order to fund tobacco-related FDA activities. User fees will be allocated among tobacco product classes according to a formula set out in the legislation, and then among manufacturers and importers within each class based on market share. FDA user fees for Liggett and Vector Tobacco for 2012 were $17,308 and we estimate that they will be significantly higher in the future.
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
In August 2009, several cigarette manufacturers filed a federal lawsuit against FDA challenging the constitutionality of a number of the restrictions imposed by the Tobacco Control Act, including the ban on color and graphics in advertising, the color graphic and non-graphic warning label requirement, limits on the right to make truthful statements regarding modified risk tobacco products, restrictions on the placement of outdoor advertising, and a ban on the distribution of product samples. In January 2010, a federal judge in Kentucky ruled that the regulations' ban on the use of color and graphics in certain tobacco product advertising was unconstitutional and prohibited FDA from enforcing that ban. The judge, however, let stand numerous other advertising and promotion restrictions. In March 2010, both parties appealed this decision. In May 2010, FDA issued a guidance document indicating that it intends to exercise its enforcement discretion and not commence enforcement actions based upon these provisions during the pendency of the litigation. In March 2012, a Federal appellate court reviewing the district court's decision also let stand numerous advertising and promotion restrictions, but held that the ban on the use of color and graphics in advertising was unconstitutional. In May 2012, the Federal appellate court denied the cigarette manufactures' petition for rehearing en banc. In October 2012, the cigarette manufacturers filed a petition for writ of certiorari in the United States Supreme Court seeking further review of the appellate court's March 2012 decision. We cannot predict the future course or outcome of this lawsuit.
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
On June 22, 2011, FDA issued a final rule that would modify the required warnings that appear on cigarette packages and in cigarette advertisements. The rule was to become effective on September 22, 2012, and would have required each cigarette package and advertisement to bear one of nine new textual warning statements accompanied by graphic images. The warnings would appear on at least the top 50% of the front and rear panels of cigarette packages and occupy at least 20% of cigarette advertisements. In August 2011, a number of cigarette manufacturers, including Liggett, filed a federal lawsuit against FDA challenging the constitutionality of these new graphic images on First Amendment and other grounds. The manufacturers sought a preliminary injunction staying implementation of the graphic images, and other related labeling requirements, pending the court's ruling on the merits of the challenge. In November 2011, a Federal judge in the District of Columbia granted the industry's motion for a preliminary injunction, enjoining implementation of the rules for graphic images on cigarette packaging and advertising until 15 months after the court issued a final ruling in the case. FDA appealed the ruling, and on February 29, 2012, the court granted the industry's motion for summary judgment permanently enjoining implementation of FDA's graphic warnings regulation on First Amendment grounds. Should FDA ultimately issue new graphic warnings that are deemed constitutionally valid, the decision provides that such warnings would go into effect 15 months after they are issued. FDA also appealed this ruling. Both FDA appeals were consolidated and on August 24, 2012, the D.C. Circuit Court of Appeals affirmed the District Court and vacated the graphic warning requirements. FDA filed a petition asking that the case be reheard en banc. The petition was denied. The time has not yet expired for FDA to petition the U.S. Supreme Court to review the case. We cannot predict the ultimate outcome of this litigation or whether or how the inclusion of the new warnings, if ultimately required by FDA in new rulemaking, will impact product sales or whether it will have a material adverse effect on us.

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
In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products have been assessed $10,140,000 over a ten year period, commencing in 2005, to compensate tobacco growers and quota holders for the elimination of their quota rights. For 2012, cigarette manufacturers were responsible for approximately 89% of the assessment based on relative unit volume of domestic cigarette shipments. Liggett’s and Vector Tobacco’s assessment was $30,874 for 2012.
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
Our Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated February 28, 2013, are set forth beginning on page F-1 of this report.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which is included herein.
Material Changes in Internal Control
There were no changes in our internal control over financial reporting during the fourth quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the following headings in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference: “Board Proposal 1 — Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Compliance.” See Item 5 of this report for information regarding our executive officers.

ITEM 11.	EXECUTIVE COMPENSATION
The information contained under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2013 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) INDEX TO 2012 CONSOLIDATED FINANCIAL STATEMENTS:
Our consolidated financial statements and the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated February 28, 2013, appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-72

(c) OTHER FINANCIAL STATEMENTS REQUIRED BY REGULATION S-X:
Liggett Group LLC
The consolidated financial statements of Liggett Group LLC for the three years ended December 31, 2012 are filed as Exhibit 99.2 to this report and are incorporated by reference.
Vector Tobacco Inc.
The financial statements of Vector Tobacco Inc. for the three years ended December 31, 2012 are filed as Exhibit 99.3 to this report and are incorporated by reference.
Douglas Elliman Realty LLC
The consolidated financial statements of Douglas Elliman Realty LLC for the three years ended December 31, 2012 are filed as Exhibit 99.4 to this report and are incorporated by reference.
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

* 4.1
Second Amended and Restated Loan and Security Agreement dated as of February 21, 2012, between Wells Fargo Bank, N.A. and Liggett Group LLC (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K/A dated February 21, 2012).

* 4.2
Amended and Restated Term Promissory Note dated as of February 21, 2012, between Wells Fargo Bank, N.A. and 100 Maple LLC (incorporated by reference to Exhibit 10.2 in Vector's Form 8-K/A dated February 21, 2012).

EXHIBIT NO.	DESCRIPTION
* 4.3
Indenture, dated as of July 12, 2006, by and between Vector and Wells Fargo Bank, N.A., relating to the 37/8% Variable Interest Senior Convertible Debentures due 2026 (the “37/8% Debentures”), including the form of the 37/8% Debenture (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated July 11, 2006).

* 4.4
Indenture, dated as of August 16, 2007, between Vector Group Ltd., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 11% Senior Secured Notes due 2015, including the form of Note (the “Senior Notes Indenture”) (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated August 16, 2007).

* 4.5	First Supplemental Indenture, dated as of July 15, 2008, to the Senior Notes Indenture (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated July 15, 2008).

* 4.6	Second Supplemental Indenture, dated as of September 1, 2009, to the Senior Notes Indenture (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated September 1, 2009).

* 4.7	Third Supplemental Indenture, dated as of April 20, 2010, to the Senior Notes Indenture (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated April 20, 2010).

* 4.8	Fourth Supplemental Indenture, dated as of December 3, 2010, to the Senior Notes Indenture (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated December 3, 2010).

* 4.9	Fifth Supplemental Indenture, dated as of December 16, 2010, to the Senior Notes Indenture (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated December 16, 2010).

* 4.10
Pledge Agreement, dated as of August 16, 2007, between VGR Holding LLC, as Grantor, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated August 16, 2007).

* 4.11
Security Agreement, dated as of August 16, 2007, between Vector Tobacco Inc., as Grantor, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.3 in Vector’s Form 8-K dated August 16, 2007).

* 4.12
Security Agreement, dated as of August 16, 2007, between Liggett Group LLC and 100 Maple LLC, as Grantors, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.4 in Vector’s Form 8-K dated August 16, 2007).

* 4.13	Note, dated May 11, 2009, by Vector Group Ltd. to Frost Nevada Investments Trust (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated May 11, 2009).

* 4.14	Purchase Agreement, dated as of May 11, 2009, between Vector Group Ltd. and Frost Nevada Investments Trust (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated May 11, 2009).

* 4.15
Form of Issuance and Exchange Agreement, dated as of June 15, 2009, between Vector Group Ltd. and holders of its 5% Variable Interest Senior Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated June 15, 2009).

* 4.16
Indenture, dated as of June 30, 2009, between Vector Group Ltd. and Wells Fargo Bank, N.A. as trustee, relating to the 6.75% Variable Interest Senior Convertible Exchange Notes Due 2014, including the form of Note (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated June 30, 2009).

EXHIBIT NO.	DESCRIPTION
*4.17
Share Lending Agreement, dated as of November 15, 2012, between Vector Group Ltd. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.1 of Vector's Form 8-K dated November 15, 2012).

*4.18
Indenture, dated as of November 20, 2012, by and between Vector Group Ltd. and Wells Fargo Bank, N. A., as trustee, relating to the 7.5% Variable Interest Senior Convertible Notes due 2019 (incorporated by reference to Exhibit 4.1 of Vector's Form 8-K dated November 20, 2012).

*4.19
First Supplemental Indenture, dated as of November 20, 2012, to the Indenture dated November 20, 2012, by and between Vector Group Ltd. and Wells Fargo Bank, N. A., as trustee, relating to the 7.5% Variable Interest Senior Convertible Notes due 2019 (incorporated by reference to Exhibit 4.2 of Vector's Form 8-K dated November 20, 2012).

*4.20	Form of Global Note, relating to the 7.5% Variable Interest Senior Convertible Notes due 2019 (incorporated by reference to Exhibit 4.3 of Vector's Form 8-K dated November 20, 2012).

* 10.1	Corporate Services Agreement, dated as of June 29, 1990, between Vector and Liggett (incorporated by reference to Exhibit 10.10 in Liggett’s Registration Statement on Form S-1,No. 33-47482).

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

*10.6
Fourth Amendment to Service Agreement dated as of October 4, 2006, between Vector Group Ltd. and Liggett Group LLC (incorporated by reference to Exhibit 10.1 in Vector's Form 10-Q dated June 30, 2012).

* 10.7
Fifth Amendment to Service Agreement dated as of November 30, 2011, between Vector Group Ltd. and Liggett Group LLC (incorporated by reference to Exhibit 10.2 in Vector's Form 10-Q dated June 30, 2012).

* 10.8	Corporate Services Agreement, dated January 1, 1992, between VGR Holding and Liggett (incorporated by reference to Exhibit 10.13 in Liggett’s Registration Statement on Form S-1,No. 33-47482).

* 10.9	Service Agreement dated as of October 1, 2006 between Vector Group Ltd. and Vector Tobacco Ltd. (incorporated by reference to Exhibit 10.3 in Vector's Form 10-Q dated June 30, 2012).

* 10.10
Tax sharing agreement dated May 24, 1999 between Brooke Group Ltd., BGLS Inc., Liggett Group Inc., Epic Holdings Inc., and Carolina Tobacco Express Company Inc. (incorporated by reference to Exhibit 10.4 in Vector's Form 10-Q dated June 30, 2012).

EXHIBIT NO.	DESCRIPTION
* 10.11
Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts, and State of Louisiana, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 15 in the Schedule 13D filed by Vector on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).

* 10.12	Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in Vector’s Form 10-Q for the quarter ended March 31, 1997).

* 10.13
Settlement Agreement, dated March 12, 1998, by and among the States listed in Appendix A thereto, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.35 in Vector’s Form 10-K for the year ended December 31, 1997).

* 10.14
Master Settlement Agreement made by the Settling States and Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.’s Form 8-K dated November 25, 1998, Commission File No. 1-8940).

* 10.15
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

* 10.17	Amended and Restated Employment Agreement dated as of January 27, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 27, 2006).

* 10.18	Employment Agreement, dated as of January 27, 2006, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated January 27, 2006).

*10.19
Amendment to the Employment Agreement dated as of February 22, 2012 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector's Form 8-K/A dated February 21, 2012).

* 10.20	Amended and Restated Employment Agreement, dated as of January 27, 2006, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated January 27, 2006).

* 10.21	Employment Agreement, dated as of November 11, 2005, between Liggett Group Inc. and Ronald J. Bernstein (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 11, 2005).

* 10.22
Amendment to Employment Agreement, dated as of January 14, 2011, between Liggett and Ronald J. Bernstein (incorporated by reference to Exhibit 10.17 in Vector's Form 10-K for the year ended December 31, 2010).

* 10.23	Employment Agreement, dated as of January 27, 2006, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated January 27, 2006).

* 10.24	Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Appendix A in Vector’s Proxy Statement dated April 21, 2004).

EXHIBIT NO.	DESCRIPTION
* 10.25	Stock Option Agreement, dated December 3, 2009, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.19 in Vector’s Form 10-K dated December 31, 2009).

* 10.26	Stock Option Agreement, dated December 3, 2009, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.20 in Vector’s Form 10-K dated December 31, 2009).

* 10.27	Stock Option Agreement, dated December 3, 2009, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.22 in Vector’s Form 10-K dated December 31, 2009).

* 10.28	Stock Option Agreement, dated December 3, 2009, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.23 in Vector’s Form 10-K dated December 31, 2009).

* 10.29	Option Letter Agreement, dated as of November 11, 2005 between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated November 11, 2005).

* 10.30	Restricted Share Award Agreement, dated as of April 7, 2009, between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated April 10, 2009).

* 10.31
Amendment, effective as of December 11, 2012, to the Restricted Share Award Agreement, dated as of April 7, 2009, by and between Vector Group ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.2 in Vector's Form 8-K dated December 11, 2012).

* 10.32	Agreement, effective as of December 11, 2012, by and between Vector Group ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K dated December 11, 2012).

* 10.33
Stock Option Agreement, dated January 14, 2011, between Vector and Howard M. Lorber (incorporated by reference to Exhibit S to Schedule 13D, as amended, dated January 21, 2011 filed by Howard M. Lorber).

* 10.34	Vector Senior Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 14, 2011).

* 10.35	Vector Supplemental Retirement Plan (as amended and restated April 24, 2008) (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended June 30, 2008).

* 10.36
Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC) dated December 17, 2002 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 8-K dated December 13, 2002).

* 10.37
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

* 10.39	Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K dated September 10, 2012).

EXHIBIT NO.	DESCRIPTION
10.40	First Amendment, dated as of November 12, 2012, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC.

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2012

21	Subsidiaries of Vector.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

23.3	Consent of PricewaterhouseCoopers LLP.

23.4	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

99.2	Liggett Group LLC’s Consolidated Financial Statements for the three years ended December 31, 2012.

99.3	Vector Tobacco Inc.’s Financial Statements for the three years ended December 31, 2012.

99.4	Douglas Elliman Realty LLC’s Consolidated Financial Statements for the three years ended December 31, 2012.
_____________________________

*	Incorporated by reference
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

VECTOR GROUP LTD.
(Registrant)

		By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial Officer
Date:	February 28, 2013

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2013.

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
Jean E. Sharpe

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012
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
Liggett Group LLC
The consolidated financial statements of Liggett Group LLC for the three years ended December 31, 2012 are filed as Exhibit 99.2 to this report and are incorporated by reference.
Vector Tobacco Inc.
The financial statements of Vector Tobacco Inc. for the three years ended December 31, 2012 are filed as Exhibit 99.3 to this report and are incorporated by reference.
Douglas Elliman Realty, LLC
The consolidated financial statements of Douglas Elliman Realty, LLC for the three years ended December 31, 2012 are filed as Exhibit 99.4 to this report and are incorporated by reference.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Stockholders
of Vector Group Ltd.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vector Group Ltd. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Miami, Florida
February 28, 2013

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(Dollars in thousands, except per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$405,855	$240,923
Investment securities available for sale	69,984	76,486
Accounts receivable — trade	11,247	24,869
Inventories	100,392	109,228
Deferred income taxes	36,609	42,951
Income tax receivable, net	6,779	9,553
Restricted assets	2,469	1,474
Other current assets	5,721	4,257
Total current assets	639,056	509,741
Property, plant and equipment, net	57,153	56,556
Investment in Escena, net	13,295	13,280
Long-term investments accounted for at cost	16,367	5,675
Long-term investments accounted for under the equity method	6,432	16,499
Investments in non-consolidated real estate businesses	119,219	124,469
Restricted assets	9,792	9,626
Deferred income taxes	49,142	31,017
Intangible asset	107,511	107,511
Prepaid pension costs	12,870	10,047
Other assets	55,894	43,347
Total assets	$1,086,731	$927,768
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$36,778	$50,844
Current portion of fair value of derivatives embedded within convertible debt	—	84,485
Current payments due under the Master Settlement Agreement	32,970	51,174
Current portion of employee benefits	2,824	2,690
Accounts payable	6,099	9,532
Accrued promotional expenses	18,730	17,056
Income taxes payable	6,269	6,597
Accrued excise and payroll taxes payable, net	20,419	17,992
Litigation accruals	1,470	1,551
Deferred income taxes	27,299	35,885
Accrued interest	25,410	20,888
Other current liabilities	16,891	16,504
Total current liabilities	195,159	315,198
Notes payable, long-term debt and other obligations, less current portion	586,946	493,356
Fair value of derivatives embedded within convertible debt	172,128	49,015
Non-current employee benefits	45,860	45,982
Deferred income taxes	109,532	60,642
Payments due under the Master Settlement Agreement	52,639	49,338
Litigation accruals	1,862	1,600
Other liabilities	1,857	1,667
Total liabilities	1,165,983	1,016,798
Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 93,658,273 and 83,022,812 shares issued and 89,898,411 and 79,441,991 shares outstanding	8,989	7,944
Additional paid-in capital	—	—
Accumulated deficit	(65,116)	(80,440)
Accumulated other comprehensive loss	(10,268)	(3,677)
Less: 3,759,862 and 3,580,821 shares of common stock in treasury, at cost	(12,857)	(12,857)
Total stockholders’ deficiency	(79,252)	(89,030)
Total liabilities and stockholders’ deficiency	$1,086,731	$927,768

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Revenues*	$1,084,546	$1,133,380	$1,063,289
Expenses:
Cost of goods sold*	823,452	892,883	845,106
Operating, selling, administrative and general expenses	106,161	97,176	90,709
Litigation judgment expense	—	—	16,161
Operating income	154,933	143,321	111,313
Other income (expenses):
Interest expense	(110,102)	(100,706)	(84,096)
Changes in fair value of derivatives embedded within convertible debt	(7,476)	7,984	11,524
Acceleration of interest expense related to debt conversion	(14,960)	(1,217)	—
Gain on liquidation of long-term investments	—	25,832	—
Equity (loss) income on long-term investments	(1,261)	(859)	1,489
Gain on sale of investment securities available for sale	1,640	23,257	19,869
Equity income from non-consolidated real estate businesses	29,764	19,966	23,963
Gain on townhomes	—	3,843	—
Other, net	1,179	1,736	1,508
Income before provision for income taxes	53,717	123,157	85,570
Income tax expense	23,095	48,137	31,486
Net income	$30,622	$75,020	$54,084
Per basic common share:
Net income applicable to common shares	$0.35	$0.89	$0.65
Per diluted common share:
Net income applicable to common shares	$0.35	$0.89	$0.64
Cash distributions declared per share	$1.54	$1.47	$1.40
_____________________________

*	Revenues and cost of goods sold include federal excise taxes of $508,027, $552,965 and $538,328 for the years ended December 31, 2012, 2011 and 2010, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Net income	$30,622	$75,020	$54,084

Net unrealized gains on investment securities available for sale:
Change in net unrealized (losses) gains	(13,267)	23,573	45,908
Net unrealized gains reclassified into net income	(1,640)	(23,257)	(19,869)
Net unrealized (losses) gains on investment securities available for sale	(14,907)	316	26,039

Net unrealized gains (losses) on long-term investments accounted for under the equity method	1,353	(3,596)	1,115

Net change in forward contracts	64	65	72

Net change in pension-related amounts	2,394	(10,399)	4,522

Other comprehensive (loss) income	(11,096)	(13,614)	31,748

Income tax effect on:
Change in net unrealized gains (losses) on investment securities	5,387	(9,789)	(18,301)
Net unrealized gains reclassified into net income on investment securities	665	9,442	7,948
Change in unrealized long-term investments	(549)	1,453	(446)
Forward contracts	(26)	(26)	(30)
Pension-related amounts	(972)	4,401	(1,584)
Income tax benefit (provision) on other comprehensive income (loss)	4,505	5,481	(12,413)

Other comprehensive (loss) income, net of tax	(6,591)	(8,133)	19,335

Comprehensive income	$24,031	$66,887	$73,419

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional Paid-In Capital		Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount		Deficit			Total
	(Dollars in thousands)
Balance, January 1, 2010	71,262,684	$7,126	$15,928	$—	$(14,879)	$(12,857)	$(4,682)
Net income	—	—	—	54,084	—	—	54,084
Change in net loss and prior service cost, net of income taxes	—	—	—	—	2,938	—	2,938
Forward contract adjustments, net of income taxes	—	—	—	—	42	—	42
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	669	—	669
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	27,607	—	27,607
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(11,921)	—	(11,921)
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	15,686
Total other comprehensive income	—	—	—	—	—	—	19,335
Total comprehensive income	—	—	—	—	—		73,419
Distributions and dividends on common stock	—	—	(19,081)	(99,054)	—	—	(118,135)
Restricted stock grant	50,000	5	(5)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(51,941)	(5)	(1,035)	—	—	—	(1,040)
Effect of stock dividend	3,567,023	357	—	(357)	—	—	—
Exercise of stock options	111,518	11	1,254	—	—	—	1,265
Tax benefit of options exercised	—	—	269	—	—	—	269
Stock based compensation	—	—	2,670	—	—	—	2,670
Balance, December 31, 2010	74,939,284	7,494	—	(45,327)	4,456	(12,857)	(46,234)
Net income	—	—	—	75,020	—	—	75,020
Change in net loss and prior service cost, net of income taxes	—	—	—	—	(5,998)	—	(5,998)
Forward contract adjustments, net of income taxes	—	—	—	—	39	—	39
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	(2,143)	—	(2,143)
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	13,784	—	13,784
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(13,815)	—	(13,815)
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	(31)
Total other comprehensive income	—	—	—	—	—	—	(8,133)
Total comprehensive income	—	—	—	—	—	—	66,887
Distributions and dividends on common stock	—	—	(15,215)	(109,755)	—	—	(124,970)
Restricted stock grant	6,667	1	(1)	—	—	—	—
Restricted stock grant canceled	(7,350)	(1)	1	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(112,429)	(11)	(1,950)	—	—	—	(1,961)
Effect of stock dividend	3,782,308	378	—	(378)	—	—	—
Note conversion, net of income taxes	652,386	65	12,150	—	—	—	12,215
Exercise of options, net of 300,799 shares delivered to pay exercise price	181,125	18	1,011	—	—	—	1,029
Tax benefit of options exercised	—	—	821	—	—	—	821
Stock based compensation	—	—	3,183	—	—	—	3,183
Balance, December 31, 2011	79,441,991	7,944	—	(80,440)	(3,677)	(12,857)	(89,030)
Net income	—	—	—	30,622	—	—	30,622
Change in net loss and prior service cost, net of income taxes	—	—	—	—	1,422	—	1,422
Forward contract adjustments, net of income taxes	—	—	—	—	38	—	38
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	804	—	804
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	(7,880)	—	(7,880)
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(975)	—	(975)
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	(8,855)
Total other comprehensive loss	—	—	—	—	—	—	(6,591)
Total comprehensive income	—	—	—	—	—	—	24,031
Distributions and dividends on common stock	—	—	(120,188)	(14,884)	—	—	(135,072)
Surrender of shares in connection with restricted stock vesting	(234,926)	(23)	(3,750)	—	—	—	(3,773)
Effect of stock dividend	4,142,378	414	—	(414)	—	—	—
Note conversion, net of income taxes	3,476,654	347	76,540	—	—	—	76,887
Beneficial conversion feature of notes payable, net of income taxes	—	—	38,135	—	—	—	38,135
Issuance of common stock under share lending facility	6,114,000	611	3,204	—	—	—	3,815
Return of common stock under share lending facility	(3,057,000)	(306)	306	—	—	—	—
Exercise of stock options	15,314	2	138	—	—	—	140
Tax benefit of options exercised	—	—	52	—	—	—	52
Stock based compensation	—	—	5,563	—	—	—	5,563
Balance, December 31, 2012	89,898,411	$8,989	$—	$(65,116)	$(10,268)	$(12,857)	$(79,252)

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Cash flows from operating activities:
Net income	$30,622	$75,020	$54,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,608	10,607	10,790
Non-cash stock-based expense	5,563	3,183	2,704
Acceleration of interest expense related to debt conversion	14,960	1,217	—
(Gain) loss on sale of assets	—	(43)	74
Deferred income taxes	(7,336)	9,366	1,225
Gain on sale of townhomes	—	(3,843)	—
Distributions from long-term investments accounted for at cost	135	—	—
Gain on liquidation of long-term investments accounted for at cost	(135)	(25,832)	—
Loss (income) on long-term investments accounted under the equity method	1,261	859	(2,604)
Gain on sale of marketable securities	(1,640)	(23,257)	(19,869)
Equity income in non-consolidated real estate businesses	(29,764)	(19,966)	(23,963)
Distributions from non-consolidated real estate businesses	19,169	9,322	12,212
Premium on issuance of debt	—	—	3,450
Non-cash interest expense	28,150	7,373	1,082
Loss (gain) on warrants	1,193	(700)	—
Changes in assets and liabilities:
Receivables	13,622	(23,020)	6,249
Inventories	8,837	(2,149)	(8,593)
Accounts payable and accrued liabilities	4,497	(3,216)	2,575
Payments due under the Master Settlement Agreement	(14,903)	26,419	32,985
Cash payments on restructuring liabilities	—	—	(179)
Other assets and liabilities, net	(753)	(5,299)	(5,218)
Net cash provided by operating activities	84,086	36,041	67,004

VECTOR GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Cash flows from investing activities:
Proceeds from sale or maturity of investment securities	3,831	31,643	28,587
Purchase of investment securities	(5,647)	(5,039)	(9,394)
Proceeds from sale or liquidation of long-term investments	72	66,190	1,002
Purchase of long-term investments	(5,000)	(10,000)	(5,062)
Purchase of Aberdeen mortgages	—	—	(13,462)
Proceeds from sale of townhomes, net	—	19,629	—
Increase in restricted assets	(1,130)	(96)	(1,100)
Investments in non-consolidated real estate businesses	(33,375)	(41,859)	(24,645)
Distributions from non-consolidated real estate businesses	49,221	8,450	3,539
Issuance of notes receivable	(383)	(15,256)	(930)
Cash acquired in Aberdeen consolidation	—	—	473
Proceeds from sale of businesses and assets	444	205	187
Capital expenditures	(11,265)	(11,838)	(23,391)
Increase in cash surrender value of life insurance policies	(907)	(744)	(936)
Net cash (used in) provided by investing activities	(4,139)	41,285	(45,132)
Cash flows from financing activities:
Proceeds from issuance of debt	244,075	6,419	185,714
Repayments of debt	(19,258)	(4,960)	(14,539)
Deferred financing charges	(11,479)	—	(5,077)
Borrowings under revolver	1,074,050	1,064,270	1,034,924
Repayments on revolver	(1,066,092)	(1,078,508)	(1,016,598)
Distributions on common stock	(137,114)	(125,299)	(117,459)
Proceeds from the issuance of Vector stock	611	—	—
Proceeds from exercise of Vector options	140	1,029	1,265
Tax benefit of options exercised	52	821	269
Net cash provided by (used in) financing activities	84,985	(136,228)	68,499
Net increase (decrease) in cash and cash equivalents	164,932	(58,902)	90,371
Cash and cash equivalents, beginning of year	240,923	299,825	209,454
Cash and cash equivalents, end of year	$405,855	$240,923	$299,825

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
Liggett and Vector Tobacco are engaged in the manufacture and sale of cigarettes in the United States. New Valley is engaged in the real estate business.
Certain reclassifications have been made to the 2010 and 2011 financial information to conform to the 2012 presentation.
(b) Estimates and Assumptions:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include restructuring and impairment charges, inventory valuation, deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, the estimated fair value of embedded derivative liabilities, settlement accruals, valuation of investments, including other than temporary impairments to such investments, accounting for investments in equity securities, and litigation and defense costs. Actual results could differ from those estimates.
(c) Cash and Cash Equivalents:
For purposes of the statements of cash flows, cash includes cash on hand, cash on deposit in banks and cash equivalents, comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances, up to $250 and $500, respectively. Substantially all of the Company’s cash balances at December 31, 2012 are uninsured.
(d) Financial Instruments:
The carrying value of cash and cash equivalents, restricted assets and short-term loans approximate their fair value.
The carrying amounts of short-term debt reported in the consolidated balance sheets approximate fair value. The fair value of long-term debt for the years ended December 31, 2012 and 2011 was estimated based on current market quotations.
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
Gains are recognized when realized in the Company’s consolidated statements of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. The Company’s policy is to review its securities on a periodic basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of the Company’s marketable securities, it is the Company’s policy to record an impairment charge with respect to such investment in the Company’s consolidated statements of

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations. The Company recorded a loss related to other-than-temporary declines in the fair value of its marketable equity securities of $500 for the year ended December 31, 2010.
(f) Significant Concentrations of Credit Risk:
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its temporary cash in money market securities (investment grade or better) with what management believes are high credit quality financial institutions.
Liggett’s customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for 17% of Liggett’s revenues in each of 2012, 2011 and 2010. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett’s customer base. Liggett's largest single customer represented approximately 10% and 52% of net accounts receivable at December 31, 2012 and 2011, respectively. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s expectations.
(g) Accounts Receivable:
Accounts receivable-trade are recorded at their net realizable value.
The allowance for doubtful accounts and cash discounts was $577 and $881 at December 31, 2012 and 2011, respectively.
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
(i) Restricted Assets:
Current restricted assets of $2,469 and $1,474 at December 31, 2012 and 2011, respectively, consist primarily of certificates of deposits and supersedeas bonds. Long-term restricted assets of $9,792 and $9,626 at December 31, 2012 and 2011, respectively, consist primarily of certificates of deposit which collateralize letters of credit, supersedeas bonds and deposits on long-term debt. The certificates of deposit mature at various dates from March 2013 to October 2013.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chelsea Eleven, Sesto, Fifty Third-Five Building, 1107 Broadway, Lofts 21, East 68th Street, SOCAL Portfolio, Hotel Taiwana, 11 Beach Street, Maryland Portfolio, 701 Seventh Avenue, Queens Plaza and Chrystie Street meet the definition of a VIE; however, New Valley is not the primary beneficiary of these entities, as defined in authoritative guidance. In August 2010, New Valley became the primary beneficiary of Aberdeen Townhomes LLC, and as a result, the consolidated financial statements of the Company included the account balances of Aberdeen Townhomes LLC as of December 31, 2011 and 2010.
(l) Intangible Assets:
The Company reviews intangible assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the intangible assets may not be fully recoverable. Indefinite life intangible assets as of December 31, 2012 and 2011, were $107,511. This intangible asset relates to the market share exemption of The Medallion Company Inc. (now known as Vector Tobacco Inc., acquired in April 2002, under the Master Settlement Agreement ("MSA"), which states payments under the MSA continue in perpetuity. As a result, the Company believes it will realize the benefit of the exemption for the foreseeable future.
Other intangible assets, included in other assets, consisting of trademarks and patent rights, are amortized using the straight-line method over 10-12 years and had no net book value at December 31, 2012 and 2011, respectively.
(m) Impairment of Long-Lived Assets:
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value of the asset on the basis of discounted cash flow. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.
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
(o) Stock Options:
The Company accounts for employee stock compensation plans by measuring compensation cost for share-based payments at fair value. In December 2012 and September 2012, the Company’s Chief Executive Officer delivered 162,397 and 76,155 shares of common stock, respectively, in payment of income and payroll taxes in connection with the vesting of restricted shares. In January 2011, the Company’s Chief Executive Officer delivered 384,946 shares of common stock in payment of the exercise price and income and payroll taxes in connection with the exercise of an employee stock option for 448,960 shares. In September 2011, the Company’s Chief Executive Officer delivered 67,275 shares of common stock in payment of income and payroll taxes in connection with the vesting of restricted shares. In September 2010, the Company’s Chief Executive Officer delivered 57,265 shares of common stock in payment of income and payroll taxes in connection with the vesting of restricted shares. The Company immediately canceled the shares delivered in these transactions.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Shipping and Handling Fees and Costs:  Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs, which were $5,474 in 2012, $5,684 in 2011 and $5,323 in 2010 are recorded as operating, selling, administrative and general expenses.
(s) Advertising:
Advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $4,266, $3,099 and $2,970 for the years ended December 31, 2012, 2011 and 2010, respectively.
(t) Comprehensive Income:
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
The components of accumulated other comprehensive (loss) income, net of income taxes, were as follows:

	December 31, 2012	December 31, 2011	December 31, 2010
Net unrealized gains on investment securities available for sale, net of income taxes of $8,886, $14,938, and $14,591, respectively	$13,001	$21,856	$21,887
Net unrealized (losses) gains on long-term investment accounted for under the equity method, net of income tax benefits of $458 and $1,007 and expense of $446, respectively	(670)	(1,474)	669
Forward contracts adjustment, net of income taxes of $88, $114, and $140, respectively	(129)	(167)	(206)
Pension-related amounts, net of income taxes of $15,358, $16,330, and $11,929, respectively	(22,470)	(23,892)	(17,894)
Accumulated other comprehensive (loss) income	$(10,268)	$(3,677)	$4,456

(u) Fair Value of Derivatives Embedded within Convertible Debt:
The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volatility of Vector’s stock price. At December 31, 2012, the range of estimated fair market values of the Company’s embedded derivatives was between $169,424 and $174,909. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $172,128 as of December 31, 2012. At December 31, 2011, the range of estimated fair market values of the Company’s embedded derivatives was between $130,917 and $136,182. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $133,500 as of December 31, 2011. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 7.)
(v) Capital and Credit Markets:
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
(w) Contingencies:
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
Adverse verdicts have been entered against Liggett in eight state court Engle progeny cases (exclusive of the Lukacs case, discussed in Note 12) and two of these verdicts have been affirmed on appeal. At December 31, 2012, Liggett and the Company are defendants in 3,074 state court Engle progeny cases. Through December 31, 2012, other than the Lukacs case, the verdicts against Liggett have ranged from $1 to $3,008. In certain cases, the judgments entered have been joint and several with the other defendants. In two of these cases, punitive damages were also awarded for $1,000 and $7,600. Our potential range of loss in the six Engle progeny cases currently on appeal is between $0 and $16,166 in the aggregate, plus accrued interest and attorneys' fees. In determining the range of loss, we consider potential settlements as well as future appellate relief. Except as discussed in Note 12, management is unable to estimate the possible loss or range of loss from remaining Engle progeny cases as there are currently multiple defendants in each case and discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are, in fact Engle, class members (non-class members' claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages. Litigation is subject to many uncertainties, and it is possible that the Company's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.
(x) New Accounting Pronouncements:

In May 2011, the Financial Accounting Standards Board ("FASB") issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principles and disclosure requirements. This accounting guidance only impacted presentation and disclosures and did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption was permitted). The implementation of the amended accounting guidance is not expected to have a material impact on the Company's consolidated financial position or results of operations.
In February 2013, the FASB issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. The implementation of the amended accounting guidance should not have a material impact on the Company's consolidated financial position or results of operations.

2.	EARNINGS PER SHARE

Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 28, 2012, September 29, 2011 and September 29, 2010. The dividends were recorded at par value of $414 in 2012, $378 in 2011 and $357 in 2010 since the Company did not have retained earnings in each of the aforementioned years. In connection with the 5% stock dividends, the Company increased the number of shares subject to outstanding stock options by 5% and reduced the exercise prices accordingly.
For purposes of calculating basic EPS, earnings available to common stockholders for the period are reduced by the contingent interest and the non-cash interest expense associated with the discounts created by the beneficial conversion features and embedded derivatives related to the Company’s convertible debt issued. The convertible debt issued by the Company are participating securities due to the contingent interest feature and had no impact on EPS for the years ended December 31, 2012, 2011 and 2010 as the dividends on the common stock reduced earnings available to common stockholders so there were no unallocated earnings.
As discussed in Note 11, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under authoritative guidance. The Company recognizes payments of the dividend equivalent rights ($2,709, net of income taxes of $26, $2,580, net of income taxes of $25, and $2,480, net of income taxes of $0, for the years ended December 31, 2012, 2011 and 2010, respectively) on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet. As a result, in its calculation of basic EPS for the years ended December 31, 2012, 2011 and 2010, respectively, the Company has adjusted its net income for the effect of these participating securities as follows:

	2012	2011	2010
Net income	$30,622	$75,020	$54,084
Income attributable to participating securities	(608)	(1,552)	(1,146)
Net income available to common stockholders	$30,014	$73,468	$52,938

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted EPS were calculated using the following shares for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Weighted-average shares for basic EPS	84,612,613	82,608,027	81,949,878
Plus incremental shares related to stock options and warrants	80,383	212,624	400,102
Weighted-average shares for diluted EPS	84,692,996	82,820,651	82,349,980

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the years ended December 31, 2012, 2011 and 2010 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

	Year Ended December 31,
	2012	2011	2010
Number of stock options	N/A	3,408	174,649
Weighted-average exercise price	N/A	$16.48	$22.26
Weighted-average shares of non-vested restricted stock	3,500	7,000	—
Weighted-average expense per share	$17.12	$17.12	$—
Weighted-average number of shares issuable upon conversion of debt	18,008,626	18,503,930	18,900,356
Weighted-average conversion price	$14.35	$14.13	$14.16

The Company’s convertible debt was anti-dilutive in 2012, 2011 and 2010.

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at December 31, 2012 and 2011 were as follows:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
2012
Marketable equity securities	$48,097	$23,621	$(1,734)	$69,984

2011
Marketable equity securities	$39,692	$38,173	$(1,379)	$76,486

Investment securities available for sale as of December 31, 2012 and 2011 include New Valley’s 13,891,205 shares of Ladenburg Thalmann Financial Services Inc. (“LTS”) common stock, which were carried at $19,448 and $34,450, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVENTORIES
Inventories consist of:

	December 31, 2012	December 31, 2011
Leaf tobacco	$59,130	$65,411
Other raw materials	3,151	3,831
Work-in-process	210	688
Finished goods	64,396	64,594
Inventories at current cost	126,887	134,524
LIFO adjustments	(26,495)	(25,296)
	$100,392	$109,228

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At December 31, 2012, Liggett had leaf tobacco purchase commitments of approximately $11,914. The Company has a single source supply agreement for fire safe cigarette paper through 2015.
The Company capitalizes the incremental prepaid cost of the MSA in ending inventory. Each year the Company capitalizes in inventory that portion of its MSA liability that has been shipped to the public warehouses but not sold. The amount of capitalized MSA cost in "Finished goods" inventory was $13,854 and $13,804 at December 31, 2012 and 2011, respectively.
All of the Company’s inventories at December 31, 2012 and 2011 have been reported under the LIFO method.

5.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of:

	December 31, 2012	December 31, 2011
Land and improvements	$1,418	$1,418
Buildings	14,945	14,410
Machinery and equipment	142,826	134,168
Leasehold improvements	3,868	3,038
	163,057	153,034
Less accumulated depreciation and amortization	(105,904)	(96,478)
	$57,153	$56,556

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $10,608, $10,607 and $10,790, respectively. Future machinery and equipment purchase commitments at Liggett were $1,995 and $3,042 at December 31, 2012 and 2011, respectively.

6.	LONG-TERM INVESTMENTS
Long-term investments consist of the following investments accounted for at cost:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment partnerships	$15,540	$16,962	$4,776	$6,199
Real estate partnership	827	1,391	899	1,293
	$16,367	$18,353	$5,675	$7,492

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company’s investments constituted greater than 5% of the invested funds of the partnerships for one partnership at December 31, 2012 and two partnerships at December 31, 2011. These partnerships were accounted for on the equity method. In accordance with authoritative guidance for accounting for limited partnership investments, the Company has accounted for the remaining investments using the cost method of accounting.
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
The Company received cash distributions of $207, $608 and $1,002 from one limited partnership in 2012, 2011 and 2010, respectively.
Another of the Company’s long-term investments was liquidated in 2011. The Company received liquidating distributions of $10,082 in 2011 and recognized a gain of $5,332 for the year ended December 31, 2011.
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
The changes in the fair value of these investments were as follows:

	2012	2011
Balance as of January 1	$7,492	$72,102
Distributions	(207)	(66,190)
Reduction in partnership interest now accounted for under the cost method	15,541	—
Revision for partnership now accounted for as investment securities available for sale	(6,122)	—
Realized gain on liquidation of long-term investments	135	25,832

Unrealized gains reclassified into net income	(135)	(25,832)
Unrealized gain on long-term investments	1,649	1,580
Net change in long-term investments	1,514	(24,252)
Balance as of December 31	$18,353	$7,492

Long-term investments consist of the following investments accounted for under the equity method:

	December 31, 2012	December 31, 2011
Investment partnerships	$6,432	$16,499

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the fair value of these investments were as follows:

	2012	2011
Balance as of January 1	$16,499	$10,954
Contributions	5,000	10,000
Reduction in partnership interest now accounted for under the cost method	(15,541)	—
Equity loss on long-term investments accounted for under the equity method	(1,261)	(859)

Unrealized gains reclassified into net income	—	—
Unrealized (loss) gain on long-term investments	1,735	(3,596)
Net change in long-term investments	1,735	(3,596)
Balance as of December 31	$6,432	$16,499

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLTIGATIONS
Notes payable, long-term debt and other obligations consist of:

	December 31, 2012	December 31, 2011
Vector:
11% Senior Secured Notes due 2015, net of unamortized discount of $408 and $591	$414,592	$414,409
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $30,383 and $35,704*	19,617	14,296
6.75% Variable Interest Senior Convertible Exchange Notes due 2014, net of unamortized discount of $45,038 and $57,036*	62,492	50,494
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $36,107 and $82,948*	7,115	16,052
7.5% Variable Interest Senior Convertible Debentures due 2019, net of unamortized discount of $161,795 and $0*	68,205	—
Liggett:
Revolving credit facility	29,430	21,472
Term loan under credit facility	4,179	5,689
Equipment loans	17,810	21,255
Other	284	533
Total notes payable, long-term debt and other obligations	623,724	544,200
Less:
Current maturities	(36,778)	(50,844)
Amount due after one year	$586,946	$493,356
_____________________________

*
The fair value of the derivatives embedded within the 6.75% Variable Interest Senior Convertible Note ($11,682 at December 31, 2012 and $16,929 at December 31, 2011, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($22,146 at December 31, 2012 and $32,086 at December 31, 2011, respectively), the 3.875% Variable Interest Senior Convertible Debentures ($39,714 at December 31, 2012 and $84,485 at December 31, 2011, respectively), and the 7.5% Variable Interest Senior Convertible Debentures ( $98,586 at December 31, 2012 and $0 at December 31, 2011, respectively) is separately classified as a derivative liability in the condensed consolidated balance sheets.

11% Senior Secured Notes due 2015 — Vector:
At December 31, 2012, the Company had outstanding $415,000 principal amount of its 11% Senior Secured Notes due 2015. The 11% Senior Secured Notes were sold in August 2007 ($165,000), September 2009 ($85,000), April 2010 ($75,000) and December 2010 ($90,000) in private offerings to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933.
The 11% Senior Secured Notes pay interest on a semi-annual basis at a rate of 11% per year and mature on August 15, 2015. On or after August 15, 2011 the Company may redeem some or all of the 11% Senior Secured Notes at a premium that will decrease over time, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date.
The 11% Senior Secured Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses. (See Note 19.) In addition, some of the guarantees are collateralized by second priority or first priority security interests in certain collateral of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements. On January 29, 2013, the Company announced a cash tender offer for the 11% Senior Secured Notes.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.75% Senior Secured Notes due 2021:
In February 2013, the Company sold $450,000 of its 7.75% Senior Secured Notes due 2021 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The aggregate net proceeds from the sale of the 7.75% Senior Secured Notes were approximately $438,250 after deducting underwriting discounts, commissions, fees and offering expenses. The Company intends to use the net proceeds of the issuance for a cash tender offer announced on January 29, 2013, with respect to any and all of its outstanding 11% Senior Secured Notes due 2015. The Company retired $336,315 of the 11% Senior Secured Notes at a premium of 104.292%, plus accrued and unpaid interest on February 12, 2013. The remaining $78,685 of the 11% Senior Secured Notes have been called and will be retired on March 12, 2013 at a redemption price of 103.667% plus accrued and unpaid interest.
The 7.75% Senior Secured Notes pay interest on a semi-annual basis at a rate of 7.75% per year and mature on February 15, 2021. The Company may redeem some or all of the 7.75% Senior Secured Notes at any time prior to February 15, 2016 at a make-whole redemption price. On or after February 15, 2016 the Company may redeem some or all of the 7.75% Senior Secured Notes at a premium that will decrease over time, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. At any time prior to February 15, 2016, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 7.75% Senior Secured Notes with the net proceeds of certain equity offerings at 107.75% of the aggregate principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. In the event of a change of control, as defined in the indenture governing the 7.75% Senior Secured Notes, each holder of the 7.75% Senior Secured Notes may require the Company to repurchase some or all of its 7.75% Senior Secured Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest and liquidated damages, if any to the date of purchase.
The 7.75% Senior Secured Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses. (See Note 19.) In addition, some of the guarantees are collateralized by second priority or first priority security interests in certain collateral of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.
 In connection with the issuance of the 7.75% Senior Secured Notes, the Company entered into a Registration Rights Agreement. The Company agreed to consummate a registered exchange offer for the 7.75% Senior Secured Notes within 360 days after the date of the initial issuance of the 7.75% Senior Secured Notes. The new 7.75% Senior Secured Notes to be issued in the exchange offer will have substantially the same terms as the original notes, except that the new 7.75% Senior Secured Notes will have been registered under the Securities Act. The Company will be required to pay additional interest on the 7.75% Senior Secured Notes if it fails to timely comply with its obligations under the Registration Rights Agreement until such time as it complies.
The indenture contains covenants that restrict the payment of dividends by the Company if the Company's consolidated earnings before interest, taxes, depreciation and amortization, as defined in the indenture, for the most recently ended four full quarters is less than $75,000. The indenture also restricts the incurrence of debt if the Company's Leverage Ratio and its Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. The Company's Leverage Ratio is defined in the indenture as the ratio of the Company's and the guaranteeing subsidiaries' total debt less the fair market value of the Company's cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. The Company's Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness.

Variable Interest Senior Convertible Debt — Vector:
Vector has outstanding four series of variable interest senior convertible debt. All four series of debt pay interest on a quarterly basis at a stated rate plus an additional amount of interest on each payment date. The additional amount is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt would be convertible on such record date (the “Additional Interest”).
6.75% Variable Interest Senior Convertible Note due 2014:
On May 11, 2009, the Company issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. The note pays interest (“Total Interest”) on a quarterly basis at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and (ii) 6.75% per annum. The note is convertible into the Company’s common stock at the holder’s option. The conversion price as of December 31, 2012 of $12.37 per share (approximately 80.8182 shares of common stock per $1,000 principal amount of the note) is subject to adjustment for various events, including the issuance of stock dividends. The note will mature on November 15, 2014. The Company will redeem on May 11, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the note necessary to prevent the note from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the note) occurs, the Company will be required to offer to repurchase the note at 100% of its principal amount, plus accrued interest.
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
The Company issued its 6.75% Exchange Notes to the holders in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 3(a)(9) thereof. The notes pay interest (“Total Interest”) on a quarterly basis beginning August 15, 2009 at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 6.75% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price as of December 31, 2012 of $14.04 per share (approximately 71.2364 shares of common stock per $1,000 principal amount of notes) is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on November 15, 2014. The Company will redeem on June 30, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make whole” payment.
3.875% Variable Interest Senior Convertible Debentures due 2026:
In July 2006, the Company sold $110,000 of its 3.875% variable interest senior convertible debentures due 2026 in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act.
The debentures pay interest on a quarterly basis at a rate of 3.875% per annum plus Additional Interest (the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures are convertible into the Company’s common stock at the holder’s option. The conversion price at December 31, 2012 was $15.28 per share (approximately 65.4465 shares of common stock per $1,000 principal amount of the note), is subject to adjustment for various events, including the issuance of stock dividends.
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
The Company was required to mandatorily redeem on June 15, 2011, 10% of the total aggregate principal amount outstanding, or $11,000, of the Company's 3.875% Variable Interest Senior Convertible Debentures due 2026.  Other than the holders of $7 principal amount of the debentures, who had 10% of their aggregate principal amount of debentures mandatorily redeemed, each holder of the debentures chose to convert its pro-rata portion of the $11,000 of principal amount of debentures into 755,218 shares of the Company's common stock.  The Company recorded a non-cash accelerated interest expense related to the converted debt of $1,217 for the year ended December 31, 2011, on the conversion of the debentures. The debt conversion resulted in a non-cash financing transaction of $10,993.
Holders of the Debentures converted $2 principal amount of the Debentures into 131 shares of the Company's common stock in February 2012, $31,370 principal amount into 2,053,065 shares of common stock in June 2012, and $24,406 principal

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount into 1,597,290 shares of common stock in September 2012. The Company recorded non-cash accelerated interest expense related to the converted debt of $14,960 for the year ended December 31, 2012. The debt conversion resulted in a reclassification from debt to equity in the amount of $55,778. As of December 31, 2012, the principal amount of the Debentures outstanding was $43,222.
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
7.5% Variable Interest Senior Convertible Senior Notes due 2019:
In November 2012, the Company sold $230,000 of its 7.5% variable interest senior convertible notes due 2019 interest senior convertible notes due 2019 (the "2019 Convertible Notes") in a public offering registered under the Securities Act. The 2019 Convertible Notes are our senior unsecured obligations and are effectively subordinated to any of its secured indebtedness to the extent of the assets securing such indebtedness. The 2019 Convertible Notes are also structurally subordinated to all liabilities and commitments of our subsidiaries. The aggregate net proceeds from the sale of the 2019 Convertible Notes were approximately $218,900 after deducting underwriting discounts, commissions, fees and offering expenses.
The 2019 Convertible Notes pay interest (“Total Interest”) on a quarterly basis beginning January 15, 2013 at a rate of 2.5% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 7.5% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price at December 31, 2012 was $18.50 per share (approximately 54.0541 shares of common stock per $1,000 principal amount of the note), is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on January 15, 2019. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Share Lending Agreement:
In connection with the offering of its 2019 Convertible Notes in November 2012, the Company lent Jefferies & Company ("Jefferies"), the underwriter for the offering, a total of 6,114,000 shares of the Company's common stock under the Share Lending Agreement. Jefferies is entitled to offer and sell such shares and use the sale to facilitate the establishment of a hedge position by investors in the notes and will receive all proceeds from the common stock offerings and lending transactions under the Share Lending Agreement. The Company received a nominal lending fee of $0.10 per share for each share of common stock that the Company lent pursuant to the Share Lending Agreement.
The Share Lending Agreement requires that the shares borrowed be returned upon the maturity of the related debt, January 2019, or earlier, including the redemption of the notes or the conversion of the notes to shares of common stock pursuant to the terms of the indenture governing the notes. Borrowed shares are issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares will have all of the rights of a holder of the Company's outstanding shares. However, because the share borrower must return to the Company all borrowed shares (or identical shares), the borrowed shares are not considered outstanding for purposes of computing and reporting the Company's earnings per share in accordance with generally accepted accounting principles. Jefferies agreed to pay to the Company an amount equal to any dividends or other distributions that the Company pays on the borrowed shares.
The Company received a nominal fee for the loaned shares and determined the fair value of the Share Lending Agreement was $3,204 at the date of issuance based on the present value of the future cash flows attributed to an estimated reduction in stated interest due to the presence of the Share Lending Agreement. The $3,204 fair value was recognized as a debt financing charge and is being amortized to interest expense over the term of the notes. In November 2012, 3,057,000 shares were returned but no cash was exchanged. As of December 31, 2012, 3,057,000 shares were outstanding on the Share Lending Agreement and $12 had been amortized to interest expense.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2012	2011	2010
6.75% note	$2,842	$1,415	$749
6.75% exchange notes	7,416	4,745	3,113
3.875% convertible debentures	57	195	575
7.5% convertible notes	369	—	—
Interest expense associated with embedded derivatives	$10,684	$6,355	$4,437

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Year Ended December 31,
	2012	2011	2010
6.75% note	$5,247	$3,290	$3,671
6.75% exchange notes	9,940	6,238	9,228
3.875% convertible debentures	(22,281)	(1,544)	(1,375)
7.5% convertible notes	(382)	—	—
(Loss) gain on changes in fair value of derivatives embedded within convertible debt	$(7,476)	$7,984	$11,524

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the fair value of derivatives embedded within convertible debt:

	6.75% Note	6.75% Exchange Notes	3.875% Convertible Debentures	7.5% Convertible Notes	Total
Balance at January 1, 2010	$23,890	$47,552	$81,574	$—	$153,016
(Gain) loss from changes in fair value of embedded derivatives	(3,671)	(9,228)	1,375	—	(11,524)
Balance at December 31, 2010	20,219	38,324	82,949	—	141,492
Conversion of $11,000 of 3.875% Variable Interest Senior Convertible Debentures due June 15, 2011	—	—	(8)	—	(8)
(Gain) loss from changes in fair value of embedded derivatives	(3,290)	(6,238)	1,544	—	(7,984)
Balance at December 31, 2011	16,929	32,086	84,485	—	133,500
Conversion of $55,778 of 3.875% Variable Interest Senior Convertible Debentures due June 15, 2016	—	—	(67,052)	—	(67,052)
Issuance of 7.5% Note	—	—	—	98,204	98,204
(Gain) loss from changes in fair value of embedded derivatives	(5,247)	(9,940)	22,281	382	7,476
Balance at December 31, 2012	$11,682	$22,146	$39,714	$98,586	$172,128

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
A summary of non-cash interest expense associated with the amortization of the debt discount created by the beneficial conversion feature on the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2012	2011	2010
Amortization of beneficial conversion feature:
6.75% note	$2,479	$1,234	$653
6.75% exchange notes	4,582	2,932	1,923
3.875% convertible debentures	30	(80)	(46)
7.5% convertible notes	241	—	—
Interest expense associated with beneficial conversion feature	$7,332	$4,086	$2,530

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unamortized Debt Discount on Variable Interest Senior Convertible Debt:
The following table reconciles unamortized debt discount within convertible debt:

	6.75% Note	6.75% Exchange Notes	3.875% Convertible Debentures	7.5% Convertible Notes	Total
Balance at January 1, 2010	$39,755	$69,749	$83,589	$—	$193,093
Amortization of embedded derivatives	(749)	(3,113)	(575)	—	(4,437)
Amortization of beneficial conversion feature	(653)	(1,923)	46	—	(2,530)
Balance at December 31, 2010	38,353	64,713	83,060	—	186,126
Conversion of $11,000 of 3.875% Variable Interest Senior Convertible Debentures due June 15, 2011	—	—	3	—	3
Amortization of embedded derivatives	(1,415)	(4,745)	(195)	—	(6,355)
Amortization of beneficial conversion feature	(1,234)	(2,932)	80	—	(4,086)
Balance at December 31, 2011	35,704	57,036	82,948	—	175,688
Conversion of $55,778 of 3.875% Variable Interest Senior Convertible Debentures due June 15, 2016	—	—	(46,754)	—	(46,754)
Issuance of convertible notes - embedded derivative	—	—	—	98,204	98,204
Issuance of convertible notes - beneficial conversion feature	—	—	—	64,201	64,201
Amortization of embedded derivatives	(2,842)	(7,416)	(57)	(369)	(10,684)
Amortization of beneficial conversion feature	(2,479)	(4,582)	(30)	(241)	(7,332)
Balance at December 31, 2012	$30,383	$45,038	$36,107	$161,795	$273,323

Revolving Credit Facility — Liggett:
Liggett has a $50,000 credit facility (the "Credit Facility") with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility is collateralized by all inventories and receivables of Liggett and a mortgage on Liggett’s manufacturing facility. The Credit Facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability, as defined, under the credit facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility.
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

Term Loan under Credit Facility— Liggett:

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Credit Facility permits the guaranty of the 7.75% Senior Secured Notes due 2021 by each of Liggett and Maple and the pledging of certain assets of Liggett and Maple on a subordinated basis to secure their guarantees. The credit facility also grants to Wells Fargo a blanket lien on all the assets of Liggett and Maple, excluding any equipment pledged to current or future purchase money or other financiers of such equipment and excluding any real property, other than the Mebane Property and other real property to the extent its value is in excess of $5,000. Wells Fargo, Liggett, Maple and the collateral agent for the holders of our 7.75% senior secured notes have entered into an intercreditor agreement, pursuant to which the liens of the collateral agent on the Liggett and Maple assets will be subordinated to the liens of Wells Fargo on the Liggett and Maple assets.

As of December 31, 2012, a total of $33,609 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the facility was approximately $16,391 based on eligible collateral at December 31, 2012.
Equipment Loans — Liggett:
In 2010, Liggett entered into nine financing agreements for a total of $16,634 related to the purchase of equipment. The weighted average interest rate of the outstanding debt is 5.65% per annum and the interest rate on the notes ranges between 5.47% and 6.13%. The debt is payable over 30 to 60 months with an average term of 36 months. Total monthly installments are $155. In 2010, Liggett also refinanced $3,575 of debt related to previous equipment purchases. The new debt carries an interest rate of 5.95% and is payable in 36 installments of $109.
In 2011, Liggett purchased equipment for $6,342 and entered into three financing agreements for a total of $6,342 related to the equipment purchase. The weighted average interest rate of the outstanding debt is 5.66% per annum and the interest rate on the various notes ranges between 5.33% and 5.82%. Total monthly installments are $145.
In 2012, Liggett refinanced $4,452 of debt related to equipment purchased in 2010.  The refinanced debt had a weighted average interest rate of 5.89% and an average remaining term of 43 months.  The new debt carries an interest rate of 5.96% and a term of 36 months. Total monthly installments are $135. Liggett purchased equipment for $5,040 and entered into four financing agreements for a total of $5,040 related to the equipment purchase. The weighted average interest rate of the outstanding debt is 5.2% per annum and the interest rate on the various notes ranges between 4.72% and 5.56% and is payable in installments of 36 to 48 months.
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

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable and long-term debt	$623,724	$963,672	$544,200	$801,353

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled Maturities:
Scheduled maturities of long-term debt are as follows:

	Principal	Unamortized Discount	Net
Year Ending December 31:
2013	$36,778	$—	$36,778
2014	164,262	75,421	88,841
2015	422,240	408	421,832
2016	44,175	36,107	8,068
2017	—	—	—
Thereafter	230,000	161,795	68,205
Total	$897,455	$273,731	$623,724

The scheduled maturities in 2016 reflect $43,222 (principal amount) which the Company may be required to repurchase in 2016 in accordance with the terms of the Company’s 3.875% Variable Interest Senior Convertible Debentures due 2026. The scheduled maturities do not give effect to the tender offer for the 11% Senior Secured Notes due 2015 nor the issuance of the 7.75% Senior Secured Notes due 2021 in February 2013.
Weighted-Average Interest Rate on Current Maturities of Long-Term Debt:
The weighted-average interest rate on the Company’s total indebtedness at December 31, 2012 was approximately 11.18%.

8.	COMMITMENTS
Certain of the Company’s subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with non-cancelable terms of one year or more as of December 31, 2012 are as follows:

	Lease Commitments	Sublease Rentals	Net
Year Ending December 31:
2013	$3,976	$402	$3,574
2014	3,430	—	3,430
2015	2,887	—	2,887
2016	2,264	—	2,264
2017	2,226	—	2,226
Thereafter	3,958	—	3,958
Total	$18,741	$402	$18,339

The Company’s rental expense for the years ended December 31, 2012, 2011 and 2010 was $4,100, $4,313 and $3,670, respectively.

9.	EMPLOYEE BENEFIT PLANS
Defined Benefit Plans and Postretirement Plans:
Defined Benefit Plans.  The Company sponsors three defined benefit pension plans (two qualified and one non-qualified) covering virtually all individuals who were employed by Liggett on a full-time basis prior to 1994. Future accruals of benefits under these three defined benefit plans were frozen between 1993 and 1995. These benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the two qualified pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans’ assets and benefit obligations were measured at December 31, 2012 and 2011, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also sponsors a Supplemental Retirement Plan (“SERP”) where the Company will pay supplemental retirement benefits to certain key employees, including certain executive officers of the Company. In January 2006, the Company amended and restated its SERP (the “Amended SERP”), effective January 1, 2005. The amendments to the plan were intended, among other things, to cause the plan to meet the applicable requirements of Section 409A of the Internal Revenue Code. The Amended SERP is intended to be unfunded for tax purposes, and payments under the Amended SERP will be made out of the general assets of the Company. Under the Amended SERP, the benefit payable to a participant at his normal retirement date is a lump sum amount which is the actuarial equivalent of a predetermined annual retirement benefit set by the Company’s board of directors. Normal retirement date is defined as the January 1 following the attainment by the participant of the latter of age 60 or the completion of eight years of employment following January 1, 2002 with the Company or a subsidiary.
In April 2008, the SERP was amended to provide the Company’s President and Chief Executive Officer with an additional benefit under the SERP equal to a $736 lifetime annuity beginning January 1, 2013. This additional benefit vests in full on January 1, 2013, subject to his remaining continuously employed by the Company through that date, subject to partial vesting for termination of employment under certain circumstances. In addition, in the event of a termination of his employment under the circumstances where he is entitled to severance payments under his employment agreement, he will be credited with an additional 36 months of service towards vesting under the SERP. As a result of the additional benefit granted to him, the President and Chief Executive Officer will be eligible to receive a total lump sum retirement benefit of $20,546 in 2013, an increase of $7,122 over the benefit he would have been entitled to receive under the SERP prior to the amendment, assuming a January 1, 2013 retirement date. The $7,122 increase was recognized as an expense in each of the years ended December 31, 2012, 2011 and 2010.
At December 31, 2012, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2013 – $1,819; 2014 – $29,428; 2015 – $0; 2016 – $0; 2017 – $0 and 2018 to 2022 – $2,100. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit; conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.
Postretirement Medical and Life Plans.  The Company provides certain postretirement medical and life insurance benefits to certain employees. Substantially all of the Company’s manufacturing employees as of December 31, 2012 are eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 306 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to approximately 194 active employees and 446 retirees who reach retirement age and are eligible to receive benefits under one of the Company’s defined benefit pension plans. The Company’s postretirement liabilities are comprised of Medicare Part B and life insurance premiums.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at January 1	$(151,008)	$(148,968)	$(9,635)	$(9,850)
Service cost	(1,275)	(1,422)	(14)	(13)
Interest cost	(6,513)	(7,481)	(465)	(500)
Benefits paid	12,813	11,448	512	534
Expenses paid	308	430	—	—
Actuarial (gain) loss	(8,041)	(5,015)	(556)	194
Benefit obligation at December 31	$(153,716)	$(151,008)	$(10,158)	$(9,635)
Change in plan assets:
Fair value of plan assets at January 1	$122,012	$132,993	$—	$—
Actual return on plan assets	15,656	537	—	—
Expenses paid	(308)	(430)	—	—
Contributions	3,513	360	512	534
Benefits paid	(12,813)	(11,448)	(512)	(534)
Fair value of plan assets at December 31	$128,060	$122,012	$—	$—
Funded status at December 31	$(25,656)	$(28,996)	$(10,158)	$(9,635)
Amounts recognized in the consolidated balance sheets:
Prepaid pension costs	$12,870	$10,046	$—	$—
Other accrued liabilities	(2,161)	(2,057)	(663)	(656)
Non-current employee benefit liabilities	(36,365)	(36,985)	(9,495)	(8,979)
Net amounts recognized	$(25,656)	$(28,996)	$(10,158)	$(9,635)

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Service cost — benefits earned during the period	$1,275	$1,422	$1,360	$14	$13	$13
Interest cost on projected benefit obligation	6,513	7,481	8,131	465	500	521
Expected return on assets	(8,145)	(8,834)	(8,271)	—	—	—
Amortization of net loss (gain)	3,602	2,807	3,376	(121)	(88)	(129)
Net expense	$3,245	$2,876	$4,596	$358	$425	$405

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost for the year ending 2013.

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Actuarial loss (gain)	$1,466	$(64)	$1,402

As of December 31, 2012, current year accumulated other comprehensive income, before income taxes, consists of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Prior year accumulated other comprehensive income	$(40,717)	$495	$(40,222)
Amortization of prior service costs	2,018	—	2,018
Amortization of gain (loss)	1,584	(121)	1,463
Net loss arising during the year	(531)	(556)	(1,087)
Current year accumulated other comprehensive loss	$(37,646)	$(182)	$(37,828)

As of December 31, 2011, current year accumulated other comprehensive income, before income taxes, consisted of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Prior year accumulated other comprehensive income	$(30,210)	$388	$(29,822)
Amortization of prior service costs	2,018	—	2,018
Amortization of gain (loss)	789	(88)	701
Net (loss) gain arising during the year	(13,314)	195	(13,119)
Current year accumulated other comprehensive (loss) income	$(40,717)	$495	$(40,222)

As of December 31, 2012, three of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $103,663, $103,663 and $65,137, respectively. As of December 31, 2011, three of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $100,970, $100,970 and $61,928, respectively.

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Weighted average assumptions:
Discount rates — benefit obligation	2.25% - 4.00%	3.75% - 4.75%	5.25%	4.25%	5.00%	5.25%
Discount rates — service cost	3.75% - 4.75%	5.25%	5.75%	5.00%	5.25%	5.75%
Assumed rates of return on invested assets	7.00%	7.00%	7.00%	—	—	—
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company considers input from its external advisors and historical returns in developing its expected rate of return on plan assets. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. The Company’s actual 10-year annual rate of return on its pension plan assets was 7.5%, 5.2% and 4.8% for the years ended December 31, 2012, 2011 and 2010, respectively, and the Company’s actual five-year annual rate of return on its pension plan assets was 2.9%, 2.9% and 5.7% for the years ended December 31, 2012, 2011 and 2010, respectively.
Gains and losses resulting from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and changes in actual returns on plan assets as compared to assumed returns. These gains and losses are only amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2012, Liggett used a 15.63-year period for its Hourly Plan and a 16.75-year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. The amortization of deferred losses negatively impacts pension expense in the future.
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
In 2008, the Liggett Employee Benefits Committee temporarily suspended its target asset allocation percentages due to the volatility in the financial markets. Even though such allocation percentages were suspended, investment manager performance versus their respective benchmarks was still monitored on a regular basis. Effective January 1, 2011, the Liggett Employee Benefits Committee reinstated its target assets allocation to equal 50.0% equity investments, 27.5% investment grade fixed income, 7.5% high yield fixed income, 10.0% alternative investments (including hedge funds and private equity funds) and 5.0% short-term investments, with a rebalancing range of approximately plus or minus 5% around the target asset allocations. Effective November 29, 2012, the Liggett Employee Benefits Committee revised its target assets allocation to equal 50.0% equity investments, 30.0% investment grade fixed income, 10.0% high yield fixed income, 5.0% alternative investments (including hedge funds and private equity funds) and 5.0% short-term investments, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vector’s defined benefit retirement plan allocations at December 31, 2012 and 2011, by asset category, were as follows:

	Plan Assets at December 31,
	2012	2011
Asset category:
Equity securities	47%	50%
Investment grade fixed income securities	30%	30%
High yield fixed income securities	10%	9%
Alternative investments	8%	9%
Short-term investments	5%	2%
Total	100%	100%

The defined benefit plans’ recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value Measurements as of December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$2,079	$—	$2,079	$—
Amounts in individually managed investment accounts:
Cash	6,309	6,309	—	—
U.S. equity securities	43,246	43,246	—	—
Common collective trusts	65,867	—	52,714	13,153
Investment partnership	10,559	—	—	10,559
Total	$128,060	$49,555	$54,793	$23,712

	Fair Value Measurements as of December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$2,047	$—	$2,047	$—
Amounts in individually managed investment accounts:
Cash, mutual funds and common stock	2,401	2,401	—	—
U.S. equity securities	46,630	46,630	—	—
Common collective trusts	59,954	—	48,350	11,604
Investment partnership	10,978	—	—	10,978
Total	$122,010	$49,031	$50,397	$22,582

The fair value determination disclosed above of assets as Level 3 under the fair value hierarchy was determined based on unobservable inputs and were based on company assumptions, and information obtained from the investments based on the indicated market values of the underlying assets of the investment portfolio.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the fair value of these Level 3 investments as of December 31, 2012 and 2011 were as follows:

	2012	2011
Balance as of January 1	$22,582	$16,905
Distributions	(2,905)	(517)
Contributions	864	6,237
Unrealized loss on long-term investments	2,442	(1,810)
Realized gain on long-term investments	729	1,767
Balance as of December 31	$23,712	$22,582

For 2012 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 2.75% and 6.12% between 2013 and 2020 and 4.5% after thereafter. For 2011 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 3.66% and 6.87% between 2012 and 2020 and 4.5% after 2020.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$5	$(5)
Effect on benefit obligation	125	(115)

To comply with ERISA’s minimum funding requirements, the Company does not currently anticipate that it will be required to make any contributions to the pension plan year beginning on January 1, 2013 and ending on December 31, 2013. Any additional funding obligation that the Company may have for years is contingent on several factors and is not reasonably estimable at this time.
Estimated future pension and postretirement medical benefits payments are as follows:

	Pension	Postretirement Medical
2013	$13,136	$664
2014	40,237	659
2015	10,455	661
2016	10,005	662
2017	9,631	664
2018 - 2022	44,009	3,342

Profit Sharing and Other Plans:
The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $1,161, $1,101 and $1,068 for the years ended December 31, 2012, 2011 and 2010, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	INCOME TAXES
The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. The amounts provided for income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
Current:
U.S. Federal	$24,246	$30,458	$33,142
State	6,185	8,313	101
	$30,431	$38,771	$33,243
Deferred:
U.S. Federal	$(5,779)	$7,765	$(3,381)
State	(1,557)	1,601	1,624
	(7,336)	9,366	(1,757)
Total	$23,095	$48,137	$31,486

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31, 2012		December 31, 2011
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Excess of tax basis over book basis- non-consolidated entities	$3,654	$—	$4,488	$—
Employee benefit accruals	15,125	—	16,418	—
Book/tax differences on fixed and Intangible assets	—	45,439	—	41,616
Book/tax differences on inventory	—	18,165	—	20,865
Book/tax differences on long-term investments	1	—	22	—
Impact of accounting on convertible debt	—	40,040	—	15,990
Impact of timing of settlement payments	31,407	—	38,164	—
Various U.S. state tax loss carryforwards	10,854	—	14,428	—
Other	31,020	33,187	10,200	18,056
Valuation allowance	(6,310)	—	(9,752)	—
	$85,751	$136,831	$73,968	$96,527

The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance of $6,310 and $9,752 at December 31, 2012 and 2011, respectively, consisted primarily of a reserve against various state and local net operating loss carryforwards, primarily resulting from Vector Tobacco’s losses.
The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws.
Deferred federal income tax expense differs in 2012, 2011 and 2010 as a result of reclassifications between current and deferred tax liabilities. The deferred tax benefit in 2012 results primarily from the non-cash interest charges associated with the Company's convertible debt partially offset by the recognition of temporary differences (related to depreciation and amortization) at the Liggett and Vector Tobacco segments. The deferred tax expense in 2011 results from temporary differences related primarily to bonus depreciation for federal tax purposes at the Liggett segment. The deferred tax benefit in 2010 results from the recognition of various temporary differences at the Liggett segment.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation allowance was reduced in 2012 and 2011, respectively, as a result of changes in estimates in Vector Tobacco's ability to utilize state tax net operating losses in future years because of changes in state tax apportionment and projected taxable income.
Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
Income before income taxes	$53,717	$123,157	$85,570
Federal income tax expense at statutory rate	18,801	43,105	29,950
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	3,009	6,444	1,121
Non-deductible expenses	3,311	1,974	1,491
Impact of domestic production deduction	(2,026)	(4,256)	(654)
Tax credits	—	—	(25)
Changes in valuation allowance, net of equity and tax audit adjustments	—	870	(397)
Income tax expense	$23,095	$48,137	$31,486

The following table summarizes the activity related to the unrecognized tax benefits:

Balance at January 1, 2010	$10,216
Additions based on tax positions related to current year	847
Additions based on tax positions related to prior years	1,178
Reductions based on tax positions related to prior years	(2,303)
Settlements	(1,076)
Expirations of the statute of limitations	(2,094)
Balance at December 31, 2010	6,768
Additions based on tax positions related to prior years	250
Expirations of the statute of limitations	(421)
Balance at December 31, 2011	6,597
Additions based on tax positions related to prior years	588
Expirations of the statute of limitations	(916)
Balance at December 31, 2012	$6,269

In the event the unrecognized tax benefits of $6,269 and $6,597 at December 31, 2012 and 2011, respectively, were recognized, such recognition would impact the annual effective tax rates. During 2012, the accrual for potential penalties and interest related to these unrecognized tax benefits was increased by $149, and in total, as of December 31, 2012, a liability for potential penalties and interest of $1,653 has been recorded. During 2011, the accrual for potential penalties and interest related to these unrecognized tax benefits was increased by $413, and in total, as of December 31, 2011, a liability for potential penalties and interest of $1,504 has been recorded.
It is reasonably possible the Company may recognize up to approximately $3,562 of currently unrecognized tax benefits over the next 12 months, pertaining primarily to expiration of statutes of limitations of positions reported on state and local income tax returns. The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations.
In 2012, the Internal Revenue Service concluded an audit of the Company’s income tax return for the year ended December 31, 2008. There was no material impact on the Company’s consolidated financial statements as a result of the audit. The Internal Revenue Service is auditing the Company's 2009 tax year. The Company believes it has adequately reserved for any potential adjustments that may arise as a result of the audit.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	STOCK COMPENSATION
The Company grants equity compensation under its Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”). As of December 31, 2012, there were approximately 3,703,283 shares available for issuance under the 1999 Plan.
Stock Options.  The Company accounts for stock compensation by valuing unvested stock options granted prior to January 1, 2006 under the fair value method of accounting and expensing this amount in the statement of operations over the stock options’ remaining vesting period.
The Company recognized compensation expense of $1,755, $1,715 and $1,218 related to stock options in the years ended December 31, 2012, 2011 and 2010, respectively.
The terms of certain stock options awarded under the 1999 Plan in December 2009 and January 2001 provide for common stock dividend equivalents (at the same rate as paid on the common stock) with respect to the shares underlying the unexercised portion of the options. The Company recognizes payments of the dividend equivalent rights on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet ($2,709, $2,580 and $2,480 net of income taxes, for the years ended December 31, 2012, 2011 and 2010, respectively), which is included as “Distributions on common stock” in the Company’s consolidated statement of changes in stockholders’ equity.
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
The assumptions used under the Black-Scholes option pricing model in computing fair value of options are based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company’s common stock over the expected term of the option. There were no new grants in the year ended December 31, 2012. The assumptions used for grants in the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Risk-free interest rate	1.4% – 1.9%	2.59%
Expected volatility	24.78% – 25.02%	24.43%
Dividend yield	0.0% - 10.08%	9.8%
Expected holding period	4.00 – 4.75 years	4.74 years
Weighted-average grant date fair value	$0.90 – $3.81	$1.03

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of employee stock option transactions follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding on January 1, 2010	2,550,048	$12.53	6.6	$1,947
Granted	115,763	$14.18
Exercised	(128,189)	$9.87
Cancelled	(21)	$—
Outstanding on December 31, 2010	2,537,601	$12.74	6.0	$11,208
Granted	503,843	$15.58
Exercised	(531,321)	$10.85
Cancelled	(202,119)	$—
Outstanding on December 31, 2011	2,308,004	$13.10	7.6	$11,187
Granted	—	$—
Exercised	(16,079)	$8.66
Cancelled	(6,285)	$15.07
Outstanding on December 31, 2012	2,285,640	$13.12	6.6	$4,371
Options exercisable at:
December 31, 2010	1,118,264
December 31, 2011	391,859
December 31, 2012	398,437
_____________________________

(1)
The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($14.87, $16.91 and $15.71 at December 31, 2012, 2011 and 2010, respectively) exceeds the option exercise price.

Additional information relating to options outstanding at December 31, 2012 follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable as of	Weighted-Average Exercise Price
			12/31/2012			12/31/2012
$0.00	-	$12.73	1,602,731	6.3	$12.22	306,191	$12.41
$12.73	-	$15.28	206,629	6.0	$14.33	92,246	$14.44
$15.28	-	$17.82	476,280	8.0	$15.65	—	$—
			2,285,640	6.6	$13.12	398,437	$12.88

As of December 31, 2012, there was $2,103 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately 1.42 years at December 31, 2012.
The Company reflects the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a component of “Cash Flows from Financing Activities.”
No non-qualified options for shares of common stock were issued during 2012.
Non-qualified options for 503,843 shares of common stock were issued during 2011. The exercise price of the options granted ranged between $14.41 and $15.65 in 2011. The exercise prices of the options granted in 2011 were at the fair value on the dates of the grants.
Non-qualified options for 115,763 shares of common stock were issued during 2010. The exercise price of the options granted was $14.18 in 2010. The exercise prices of the options granted in 2010 were at the fair value on the dates of the grants.
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
The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $129, $2,051 and $673, respectively. Tax benefits related to option exercises of $52, $821 and $269 were recorded as increases to stockholders’ deficiency for the years ended December 31, 2012, 2011 and 2010, respectively.
Restricted Stock Awards. In June 2007, the Company granted 13,401 restricted shares of the Company’s common stock pursuant to the 1999 Plan to each of its four outside directors. The shares vested over three years. The Company recognized $792 of expense over the vesting period. The Company recognized expense of $264 for the year ended December 31, 2010, in connection with this restricted stock award.
In June 2010, the Company granted 11,576 restricted shares of the Company’s common stock (the "June 2010 Grant") pursuant to the 1999 Plan to each of its five outside directors. In November 2011, one of the outside directors resigned from the board and 7,718 of the restricted shares granted in June 2010 were forfeited and canceled. The remaining shares vest over three years and the Company will recognize $749 of expense over the vesting period of the June 2010 Grant. In November 2011, the Company also granted 7,000 restricted shares of the Company's stock (the "November 2011 grant") pursuant to the 1999 Plan to the replacement director. The shares granted to the replacement director vest over approximately 19 months. The Company will recognize $120 of expense over the vesting period for the November 2011 Grant. The Company recognized expense of $300 and $280 of expense for the years ended December 31, 2012 and 2011, respectively.
In April 2009, the President of the Company was awarded a restricted stock grant ("Award Agreement") of 607,754 shares of Vector’s common stock pursuant to the 1999 Plan ("Award Shares") . Under the terms of the Award Agreement, one-fifth of the shares vest on September 15, 2010, with an additional one-fifth vesting on each of the four succeeding one-year anniversaries of the first vesting date through September 15, 2014. In the event that his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The fair market value of the restricted shares on the date of grant was $6,467 and was being amortized over the vesting period as a charge to compensation expense.
On December 11, 2012, the Compensation Committee of the Board of Directors of the Company approved an acceleration of the vesting to December 11, 2012 of an aggregate 243,101 shares of restricted stock that were previously scheduled to vest in equal parts on September 15, 2013 and September 15, 2014.
In connection with, and as a condition to, the acceleration of the vesting schedule, the President of the Company entered into an Amendment to the Award Agreement and an Agreement (the “Agreement”) with the Company, effective as of December 11, 2012. Pursuant to the Agreement, he agreed, in the event his employment with the Company terminates prior to September 15, 2014, to repay to the Company, in either shares of the Company's common stock or cash, the fair market value on the termination date of that portion of the Award Shares that he would have otherwise had to forfeit under the Award Agreement had the vesting of the Award Shares not been accelerated, plus cash in the amount of any Accrued Dividends and any additional dividends declared on such shares.
The Company recognized expense of $2,381 for the year ended December 31, 2012 that included additional compensation expense of $288 related to the modified requisite service period of the accelerated vesting and the recognition of the unamortized compensation costs related to the accelerated vesting of $2,093. The Company recorded an expense of $1,188 and $872 for the years ended December 31, 2011 and 2010, respectively.
As of December 31, 2012, there was $134 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 0.44 years at December 31, 2012.
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

Tobacco-Related Litigation:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Overview
Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling ("Engle progeny cases"); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation are not quantifiable at this time. For the years ended December 31, 2012, 2011 and 2010, Liggett incurred legal expenses and other litigation costs totaling approximately $9,666 (which includes $1,424 for the Clay judgment described below), $7,795 and $23,389 (which includes $16,161 for the Lukacs and Ferlanti judgments described below), respectively.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals, Liggett has secured approximately $6,306 in bonds as of December 31, 2012.
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
Cautionary Statement About Engle Progeny Cases. Judgments have been entered against Liggett and other industry defendants in Engle progeny cases. Several of the judgments have been affirmed on appeal. To date, the United States Supreme Court has declined to review these cases. At December 31, 2012, Liggett and the Company were defendants in 3,074 state court and 1,963 federal court Engle progeny cases. In January 2013, the federal court entered an order dismissing 521 federal cases. As of December 31, 2012, 11 Engle progeny cases involving Liggett resulted in verdicts, exclusive of the Lukacs case, discussed below. Eight verdicts were returned in favor of the plaintiffs and three in favor of Liggett. Other cases have either been voluntarily dismissed by plaintiffs, dismissed by the court on summary judgment or a mistrial was declared. Excluding the Lukacs case, the compensatory verdicts against Liggett have ranged from $1 to $3,008. In certain cases, the judgments entered have been joint and several with the other defendants. In two of these cases, punitive damages were also awarded for $1,000 and $7,600. Since February 2009, when Engle progeny trials commenced, 79 cases have been tried to a verdict. Based on the current rate of trials per year, it would require decades to resolve the remaining cases. Except as discussed in this Note 12 with respect to the six cases

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

where an adverse verdict was entered against Liggett, and which are currently on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members' claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages. The Company believes that the process under which Engle progeny cases are tried is unconstitutional and continues to pursue its appellate rights.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, particularly with respect to the Engle progeny cases. There can be no assurances that Liggett's past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal. Litigation is subject to many uncertainties. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of certain pending smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. Liggett may, however, enter into settlement discussions in particular cases if it believes it is in its best interest to do so. In connection with the Engle progeny cases, Liggett has been receptive to opportunities to settle these cases, individually or on some aggregated basis, on terms it believes are economically favorable to Liggett and will continue to explore such opportunities.  As of December 31, 2012, Liggett (and in certain cases the Company), has settled 112 Engle progeny cases for approximately $1,075, in the aggregate.  If Liggett were able to resolve the Engle progeny cases on an aggregated basis, Liggett believes the range of loss could be between $48,000 and $85,000, but there can be no assurances that the Engle progeny cases can be resolved on an aggregated basis, nor can there be any assurances that Liggett's settlement experience to date will be representative of future results or intentions.

Individual Actions
As of December 31, 2012, there were 69 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include Engle progeny cases or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions, by state, that are pending against Liggett or the Company as of December 31, 2012:

State	Number of Cases
Florida	47
New York	8
Maryland	7
Louisiana	3
West Virginia	2
Missouri	1
Ohio	1

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
Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had until January 2008 in which to file individual lawsuits. As of December 31, 2012, Liggett and the Company are named defendants in 5,037 Engle progeny cases in both federal (1,963 cases) and state (3,074 cases) courts in Florida. Other cigarette manufacturers are also named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. These cases include approximately 6,215 plaintiffs. The number of state court Engle progeny cases may increase as multi-plaintiff cases continue to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties. Although the Company was not named as a defendant in the Engle case, it has been named as a defendant in most of the Engle progeny cases where Liggett is named as a defendant.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, the following Engle progeny cases have resulted in judgments against Liggett:

Date	Case Name	County	Net Compensatory Damages	Punitive Damages	Status
June 2002	Lukacs v. R.J. Reynolds	Miami-Dade	$12,418	None	Affirmed by the Third District Court of Appeal. Judgment has been satisfied and the case is concluded.
August 2009	Campbell v. R.J. Reynolds	Escambia	$156	None
Affirmed by the First District Court of Appeal. Defendants filed a motion with the District Court of Appeal for certification to the Florida Supreme Court, which was denied in May 2011. Defendants sought review by the US Supreme Court, which was denied in March 2012. In April 2012, the judgment was satisfied and, except for an appeal regarding calculation of interest, the case is concluded. Oral argument occurred on February 13, 2013 on the interest rate appeal. A decision is pending.

March 2010	Douglas v. R.J. Reynolds	Hillsborough	$1,350	None
Affirmed by the Second District Court of Appeal. The court certified the question of the constitutionality of the Engle findings as a question of great public importance. The Florida Supreme Court agreed to review the case. Oral argument occurred on September 6, 2012. A decision is pending.

April 2010	Clay v. R.J. Reynolds	Escambia	$349	$1,000
Affirmed by the First District Court of Appeal. Motion for rehearing was denied. The US Supreme Court declined to review the case. Liggett satisfied the judgment in December 2012 and the case is concluded, other than plaintiff's claim for post-trial attorneys' fees.

April 2010	Putney v. R.J. Reynolds	Broward	$3,008	None	On appeal to the Fourth District Court of Appeal. Oral argument occurred on September 27, 2012. A decision is pending.
April 2011	Tullo v. R.J. Reynolds	Palm Beach	$225	None	On appeal to the Fourth District Court of Appeal.
January 2012	Ward v. R.J. Reynolds	Escambia	$1	None	A joint and several judgment was entered for $487 against Liggett and RJR. On appeal to the First District Court of Appeal.
May 2012	Calloway v. R.J. Reynolds	Escambia	$1,947	$7,600	Post-trial motions were denied. A joint and several judgment was entered for $16,100 against all defendants. On appeal to the Fourth District Court of Appeal.
December 2012	Buchanan v. R.J. Reynolds	Leon	$2,035	None	Post-trial motions were heard on January 16, 2013.

The Company's potential range of loss in the Douglas, Putney, Tullo, Ward, Calloway and Buchanan cases is between $0 and $16,166 in the aggregate, plus accrued interest and legal fees. In determining the range of loss, the Company considers potential settlements as well as future appellate relief. Except as disclosed elsewhere in this Note 12, the Company is unable to determine a range of loss related to the remaining Engle progeny cases. No amounts have been expensed or accrued in the accompanying consolidated financial statements for these cases other than $1,424, plus $188 of accrued interest, for the Clay case, which was paid in December 2012. However, as cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Engle Progeny Cases. Three federal judges (in the Merlob, B. Brown and Burr cases) ruled that the findings in Phase I of the Engle proceedings could not be used to satisfy elements of plaintiffs' claims, and two of those rulings (B. Brown and Burr) were certified by the trial court for interlocutory review. The certification was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated (in February 2009, the appeal in Burr was dismissed for lack of prosecution). In July 2010, the Eleventh Circuit ruled that plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. Rather, plaintiffs may only use the findings to establish specific facts that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made. All federal cases were stayed pending review by the Eleventh Circuit. The stays were subsequently lifted in 34 cases. At present, Liggett is a defendant in six of the cases.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In March 2012, in Douglas, the Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants' federal due process rights. In April 2012, the defendants in Douglas filed a Notice to Invoke Discretionary Jurisdiction of the Florida Supreme Court, which was accepted. Oral argument occurred on September 6, 2012. A decision is pending.
Liggett Only Cases.  There are currently eight cases pending where Liggett is the only remaining tobacco company defendant. These cases consist of four Individual Actions and four Engle progeny cases. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases.
In February 2009, in Ferlanti v. Liggett Group, a Florida state court jury awarded compensatory damages to plaintiff and an $816 judgment was entered by the court. That judgment was affirmed on appeal and was satisfied by Liggett. In September 2010, the court awarded plaintiff legal fees of $996. Plaintiff appealed the amount of the attorneys' fee award and in December 2012, the award was affirmed. Liggett paid legal fees and accrued interest of $1,231 in January 2013. Liggett previously accrued $2,000 for the Ferlanti case. In Dick v. R.J. Reynolds, an Engle progeny case, trial is scheduled for May 5, 2013. There are currently three other Engle progeny cases where Liggett is the only defendant. These cases do not currently have trial dates. There has been no recent activity in Hausrath v. Philip Morris, an Individual Action pending in New York state court. The other three Individual Actions are pending in Florida and are inactive.
Class Actions
As of December 31, 2012, there were four actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.
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
In Smith v. Philip Morris, a Kansas state court case filed in February 2000, plaintiffs allege that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs seek to recover an unspecified amount in actual and punitive damages. Class certification was granted in November 2001. In January 2012, the trial court heard oral argument on defendants' motions for summary judgment and in March 2012, the court granted the motions and dismissed plaintiffs' claims with prejudice. In July 2012, plaintiffs noticed an appeal. The appeal is pending.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Health Care Cost Recovery Actions
As of December 31, 2012, there was one Health Care Cost Recovery Action pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Upcoming Trials
As of December 31, 2012, there were 27 Engle progeny cases scheduled for trial through December 31, 2013. The Company and/or Liggett and other cigarette manufacturers are currently named as defendants in each of these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from an action. In Whitney v. R.J. Reynolds, an Individual Action pending in Florida, trial is scheduled for June 6, 2013. There are additional cases against other cigarette manufacturers that are also scheduled for trial through December 31, 2013. Trial dates are, however, subject to change.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco's domestic shipments accounted for 3.5% of the total cigarettes sold in the United States in 2012. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 31, 2012, Liggett paid $105,000 of its estimated $136,700 2012 MSA payment obligation. Vector Tobacco had an approximate $1,300 MSA payment obligation at December 31, 2012.
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
For 2003 – 2011, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco withheld payment or paid into a disputed payment account the amounts associated with these NPM Adjustments. For 2003, Liggett and Vector Tobacco paid the NPM adjustment amount of $9,345 to the Settling States although both companies continue to dispute this amount is owed. The total amount withheld (or paid into a disputed payment account) by Liggett and Vector Tobacco for 2004 – 2011 was $61,960. At December 31, 2012, included in “Other assets” on the Company’s consolidated balance sheet was a non-current receivable of $6,542 relating to the $9,345 payment.
The following amounts have not been expensed by the Company as they relate to Liggett and Vector Tobacco’s NPM Adjustment claims: $6,542 for 2003, $3,789 for 2004 and $800 for 2005. Liggett and Vector Tobacco have expensed all disputed amounts related to the NPM Adjustment since 2005.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In response to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any 2003 NPM adjustment awarded in the arbitration. In June 2010, the three person arbitration panel was selected. In November 2011, the Participating Manufacturers advised the arbitration panel that they were not contesting diligent enforcement of 16 Settling States and territories. Substantive hearings commenced in April 2012 and are ongoing. To date, evidentiary hearings have been held for 15 of the remaining 35 Settling States. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings.

Effective December 17, 2012, the Participating Manufacturers entered into a “term sheet” with 17 states, the District of Columbia, and Puerto Rico setting out terms for settlement of the NPM Adjustment for 2003 through 2012 and addressing the NPM Adjustment mechanism for those states for future years. The term sheet is subject to approval by the panel in the pending NPM Adjustment arbitration. Non-signatory states have objected to the term sheet and may otherwise attempt to block it from proceeding. No assurance can be given as to finalization of the settlement.

"Gross" v. "Net" Calculations.  In October 2004, the independent auditor notified Liggett and all other Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, had been recalculated using “net” units, rather than “gross” units (which had been used since 1999).
Liggett objected to this retroactive change and disputed the change in methodology. Liggett contends that the retroactive change from “gross” to “net” units is impermissible for several reasons, including:

•	use of “net” units is not required by the MSA (as reflected by, among other things, the use of “gross” units through 2005);

•	such a change is not authorized without the consent of affected parties to the MSA;

•
the MSA provides for four-year time limitation periods for revisiting calculations and determinations, which precludes recalculating Liggett’s 1997 Market Share (and thus, Liggett’s market share exemption); and

•	Liggett and others have relied upon the calculations based on “gross” units since 1998.
The change in the method of calculation could have resulted in Liggett owing as much as $38,800 of additional MSA payments for prior years, including interest, because the proposed change from “gross” to “net” units would have lowered Liggett’s grandfathered market share exemption under the MSA. The Company estimated that Liggett’s future annual MSA payments would have been at least approximately $2,500 higher if the method of calculation was changed. In August 2011, Liggett received notice from several states seeking to initiate arbitration as to this matter. In December 2012, the parties arbitrated the dispute before a panel of three arbitrators. On February 14, 2013, the arbitrators issued a decision granting the relief sought by Liggett.  The arbitrators ruled that the limitations provisions of the MSA precluded the independent auditor from recalculating Liggett's grandfathered market share exemption or Liggett's payment obligations beyond the last four years.  The arbitrators further ruled that, for purposes of calculating Liggett's payment obligations for the applicable years, Liggett's market share should be calculated on a net basis, increased by a factor of 1.25%.  Liggett is in the process of seeking reconsideration of the part of the arbitrators' decision that would require the 1.25% increase in Liggett's market share. If the arbitrator's ruling is not modified, Liggett would be required to pay approximately $11,300 for the last four years and approximately $2,000 for 2012. The Company cannot quantify future annual obligations as a result of the ruling. Liggett accrued $5,000 in the accompanying consolidated financial statements for any potential liability relating to the “gross” v. “net” dispute. There can be no assurance that Liggett will be successful in seeking modification of the award or that Liggett will not be required to make additional payments, which could adversely affect the Company’s consolidated financial position, results of operations and cash flows.
Litigation Challenging the MSA.  Litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has not been successful to date, although several cases are pending. Participating Manufacturers are not typically named as defendants in these cases.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Cautionary Statement.  Management is not able to predict the outcome of the litigation pending or threatened against Liggett or the Company. Litigation is subject to many uncertainties. For example, the jury in the Lukacs case, an Engle progeny case tried in 2002, awarded $24,835 in compensatory damages and found Liggett 50% responsible for the damages. The judgment was affirmed on appeal and Liggett paid $14,361 in June 2010. Through December 31, 2012, Liggett has been found liable in eight other Engle progeny cases. In one of these cases, although plaintiff had minimal history of smoking Liggett products, Liggett was found liable for $1,947 in compensatory damages and $7,600 in punitive damages. Although Liggett has appealed the adverse verdicts, appellate efforts to date have generally not been successful. Liggett has also had judgments entered against it in Individual Actions, which judgments were affirmed on appeal and satisfied by Liggett. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may attempt to settle particular cases if it believes it is in its best interest to do so.
Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking-related case could encourage the commencement of additional litigation, or could lead to adverse decisions in the Engle progeny cases. Except as discussed in this Note 12, management is unable to estimate the loss or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its consolidated financial statements for unfavorable outcomes.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the company's accruals for tobacco litigation for the three years ended December 31, 2012 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2010	$18,803	$—	$18,803	$22,305	$—	$22,305
Expenses	135,684	19,882	155,566	—	—	—
Change in MSA obligations capitalized as inventory	2,736	—	2,736	—	—	—
Payments	(105,435)	(15,699)	(121,134)	—	—	—
Reclassification to non-current liabilities	(7,900)	—	(7,900)	7,900	—	7,900
Interest on withholding	—	—	—	—	—	—
Balance at December 31, 2010	43,888	4,183	48,071	30,205	—	30,205
Expenses	155,707	885	156,592	—	—	—
Change in MSA obligations capitalized as inventory	(2,495)	—	(2,495)	—	—	—
Payments	(128,258)	(1,917)	(130,175)	—	—	—
Reclassification to non-current liabilities	(17,668)	(1,600)	(19,268)	17,667	1,600	19,267
Interest on withholding	—	—		1,466	—	1,466
Balance at December 31, 2011	51,174	1,551	52,725	49,338	1,600	50,938
Expenses	137,746	1,725	139,471	—	—	—
Change in MSA obligations capitalized as inventory	49	—	49	—	—	—
Payments	(155,094)	(2,170)	(157,264)	—	—	—
Reclassification to non-current liabilities	(905)	224	(681)	905	(224)	681
Interest on withholding	—	140	140	2,396	486	2,882
Balance at December 31, 2012	$32,970	$1,470	$34,440	$52,639	$1,862	$54,501

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
In February 2004, Liggett Vector Brands entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2016. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2012.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2012	2011	2010
I. Cash paid during the period for:
Interest	$81,821	$83,677	$67,918
Income taxes	27,693	53,074	41,523
II. Non-cash investing and financing activities:
Issuance of stock dividend	414	378	357
Debt retired in debt conversion	55,778	10,993	—

14.	RELATED PARTY TRANSACTIONS
In September 2006, the Company entered into an agreement with Ladenburg Thalmann Financial Services Inc. (“LTS”) pursuant to which the Company agreed to make available to LTS the services of the Company’s Executive Vice President to serve as the President and Chief Executive Officer of LTS and to provide certain other financial, accounting and tax services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. LTS paid the Company $750 for 2012 and $600 for 2011 and 2010, respectively, under the agreement and pays the Company at a rate of $750 per year in 2013. These amounts are recorded as a reduction to the Company’s operating, selling, administrative and general expenses. LTS paid compensation of $600, $500 and $200 for 2012, 2011 and 2010, respectively, to each of the President of the Company, who serves as Vice Chairman of LTS, and to the Executive Vice President of the Company, who serves as President and CEO of LTS.
On November 4, 2011, Vector was part of a consortium, which included Dr. Phillip Frost, who is a beneficial owner of approximately 18.5% of the Company’s common stock and the Company’s Executive Vice President, that entered into a loan agreement with LTS. Vector's portion of the loan was $15,000. Interest on the loan is payable quarterly at 11% per annum and commenced on December 31, 2011. The Company recorded interest income of $1,650 and $261 in 2012 and 2011, respectively. Interest is payable in cash, provided that (i) from December 31, 2011 until November 4, 2013, LTS may elect to satisfy interest obligations by adding such amount to the outstanding principal balance of the note, in an amount of up to approximately 36% of accrued and unpaid interest on each payment date during such period, and (ii) after November 4, 2013 until maturity, LTS may also pay interest-in-kind with the consent of certain lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. Ten percent (10%) of the principal amount of the note, together with accrued and unpaid interest thereon, is due on each of December 31, 2014 and December 31, 2015, and the balance of the November 2011 Loan, together with accrued and unpaid interest thereon, is due on November 4, 2016.
In addition, LTS paid a one-time funding fee to the consortium of lenders and issued warrants (“LTS Warrants”) to purchase shares of LTS common stock. Vector received $75 as its portion of the funding fee and 1,000,000 of the LTS Warrants. The LTS Warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of the LTS common stock on November 4, 2011. The LTS Warrants may be exercised in cash, by net exercise or pursuant to the Company's surrender of all or a portion of the principal amount of its note. The LTS Warrants have been included in "Other assets" on the balance sheet in the amount of $717 and $1,890 as of December 31, 2012 and 2011, respectively.
The Company’s President, a firm he serves as a consultant to, and affiliates of that firm received ordinary and customary insurance commissions aggregating approximately $200, $205 and $431 in 2012, 2011 and 2010, respectively, on various insurance policies issued for the Company and its subsidiaries and equity investees.
In October 2008, the Company acquired for $4,000 an approximate 11% interest in Castle Brands Inc. ("Castle") (NYSE MKT: ROX), a publicly traded developer and importer of premium branded spirits. The Company’s Executive Vice President is serving as the President and Chief Executive Officer. In October 2008, the Company entered into an agreement with Castle where the Company agreed to make available the services of its Executive Vice President as well as other financial, accounting and tax

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services. The Company recognized management fees of $100 in 2012, 2011 and 2010, respectively, under the agreement. Castle will pay the Company at a rate of $100 per year in 2013.
In December 2009, Vector was part of a consortium, which included Dr. Phillip Frost and the Company’s Executive Vice President, that agreed to provide a line of credit to Castle. The three-year line was for a maximum amount of $2,500, bore interest at a rate of 11% per annum on amounts borrowed, paid a 1% annual commitment fee and was collateralized by Castle’s receivables and inventory. The Company’s commitment under the line was $900; all of which was outstanding under the credit line as of December 31, 2010. The amount was repaid with interest on October 14, 2011. In December 2010, the Company participated in a consortium, which included Dr. Frost and the Company's Executive Vice President, that lent Castle $1,000. The Company lent $200 of this amount and received a note bearing interest at 11% per annum. On October 14, 2011, $217 of principal and outstanding interest associated with this note was exchanged for shares of Castle's convertible preferred stock. As part of the debt exchange, Castle also issued 357,796 warrants (the "Castle Warrants"). The Castle Warrants entitle Vector to purchase 357,796 shares of Castle common stock. The Castle Warrants are exercisable at any time prior to their expiration on October 14, 2016 at $0.38 per share. The Company recorded the Castle convertible preferred stock in the amount of $156 in "Other assets" as of December 31, 2011. The Castle Warrants have been included in "Other assets" in the amount of $52 and $72 as of December 31, 2012 and 2011, respectively.
In addition to its investment in Castle, the Company has made investments in entities where Dr. Frost has a relationship. These include the following: (i) three investments in 2006, 2008 and 2009 totaling approximately $11,000 in common stock of OPKO Inc. (NYSE: OPK) and its predecessor eXegenics Inc. and in January 2013, the Company purchased $5,000 of Opko's 3.00% convertible senior notes due 2033; (ii) a $500 investment in 2008 in Cardo Medical Inc.; and (iii) a $250 investment in 2008 in Cocrystal Discovery Inc. Dr. Frost is a director, executive officer and/or more than 10% shareholder in these entities as well as LTS. Additional investments in entities where Dr. Frost has a relationship may be made in the future.
In May 2009, the Company issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. The purchaser of the 6.75% Note is an entity affiliated with Dr. Frost.
The Company was an investor in investment partnerships affiliated with a former stockholder of the Company. (See Note 6.)
In September 2012, the Company entered into an office lease (the “Lease”) with Frost Real Estate Holdings, LLC (“FREH”), an entity affiliated with Dr. Frost. The Lease is for 12,390 square feet of space in an office building in Miami, Florida. The initial term of the Lease is five years, subject to two optional five-year term extensions. Payments under the lease commence in May 2013. The Lease provides for payments of $31 per month in the first year increasing to $35 per month in the fifth year, plus applicable sales tax. The rent is inclusive of operating expenses, property taxes and parking. A $220 tenant improvement allowance will be credited to the rent pro-rata over the initial five-year term. In connection with the execution of the Lease, the Company received the advice and opinion of a commercial real estate firm that the Lease terms were fair and that the Company received terms favorable in the market.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$372,718	$372,718	$—	$—
Certificates of deposit	2,240	—	2,240	—
Bonds	6,306	6,306	—	—
Investment securities available for sale	69,984	69,107	877	—
Warrants (1)	769	—	—	769
Total	$452,017	$448,131	$3,117	$769

Liabilities:
Fair value of derivatives embedded within convertible debt	$172,128	$—	$—	$172,128

(1)
Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $717 as of December 31, 2012 and are included in "Other assets". The Company recognized a loss of $1,174 for the year ended December 31, 2012 related to the change in fair value of the Warrants.

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of derivatives embedded within convertible debt was $172,128 and $133,500 as of December 31, 2012 and 2011, respectively. The fair value of derivatives embedded within convertible debt was derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads based upon the implied debt rate of the 7.5% Convertible Notes to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt are presented on the Condensed Consolidated Statements of Operations.

The value of the embedded derivatives is contingent on changes in implied interest rates of the convertible debt, the Company's stock price, stock volatility as well as projections of future cash and stock dividends over the term of the debt.  The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on the Company's 2019 Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by the Company's stock price, convertible bond trading price, risk free interest rates and stock volatility.

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

The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at December 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2012	Valuation Technique	Unobservable Input	Range (Actual)

Warrants	$769	Option model	Stock price	$1.40
			Exercise price	$1.68
			Term (in years)	3.8
			Volatility	76.87%
			Dividend rate	—
			Risk-free return	0.50%

Fair value of derivatives embedded within convertible debt	172,128	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$14.87
			Convertible trading price	109.0%
			Volatility	18.00%
			Implied credit spread	10.00% - 11.00% (10.50%)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of December 31, 2012 and 2011, respectively.

16.	NEW VALLEY LLC
Investments in consolidated and non-consolidated real estate businesses.  New Valley LLC ("New Valley") owns a 50% interest in Douglas Elliman Realty, LLC which operates a residential brokerage company in the New York City metropolitan area. New Valley also holds an investment in a 450-acre approved master planned community in Palm Springs, California ("Escena"). New Valley also holds equity investments in various real estate projects domestically and internationally. (See Note 1(k).)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of “Investments in non-consolidated real estate businesses” were as follows:

	December 31, 2012	December 31, 2011
Douglas Elliman Realty LLC	$65,171	$53,970
Chelsea Eleven	—	6,320
Fifty Third-Five Building	—	18,000
Sesto Holdings	5,037	5,037
1107 Broadway	5,566	5,489
Lofts 21	900	900
Hotel Taiwana	2,658	2,658
SOCAL Portfolio	—	25,095
East 68th Street	7,000	7,000
11 Beach Street	9,642	—
Maryland Portfolio	4,615	—
701 Seventh Avenue	9,307	—
Queens Plaza	7,350	—
Chrystie Street	1,973	—
Investments in non-consolidated real estate businesses	$119,219	$124,469

Residential Brokerage Business.  New Valley accounts for its 50% interest in Douglas Elliman Realty LLC under the equity method of accounting. New Valley recorded income of $16,741, $16,571 and $22,303 for the years ended December 31, 2012, 2011 and 2010, respectively, associated with Douglas Elliman Realty. Summarized financial information as of December 31, 2012 and 2011 and for the three years ended December 31, 2012 for Douglas Elliman Realty is presented below. New Valley’s equity income from Douglas Elliman Realty includes $0, $0 and $158, respectively, of interest income earned by New Valley on a subordinated loan to Douglas Elliman Realty, as well as increases to income resulting from amortization of negative goodwill which resulted from purchase accounting of $0, $158 and $182 and management fees of $2,300, $2,300 and $1,300 earned from Douglas Elliman for the years ended December 31, 2012, 2011 and 2010, respectively. New Valley received cash distributions from Douglas Elliman Realty LLC of $5,540, $9,022 and $8,517 for the years ended December 31, 2012, 2011 and 2010, respectively.

	December 31, 2012	December 31, 2011
Cash	$78,015	$57,450
Other current assets	8,543	3,293
Property, plant and equipment, net	15,796	14,595
Trademarks	21,663	21,663
Goodwill	38,523	38,742
Other intangible assets, net	897	827
Other non-current assets	3,182	3,096
Notes payable - current	466	602
Other current liabilities	22,065	18,734
Notes payable - long term	334	1,104
Other long-term liabilities	9,614	9,490
Members' equity	134,140	109,736

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2012	2011	2010
Revenues	$378,175	$346,309	$348,136
Costs and expenses	346,617	315,318	303,358
Depreciation expense	3,422	3,439	3,682
Amortization expense	242	253	329
Other income	1,829	2,007	2,440
Interest expense, net	62	136	552
Income tax expense	780	946	1,329
Net income	$28,881	$28,224	$41,326

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
Douglas Elliman Realty is in discussions with Prudential related to certain matters in connection with the franchise agreements, and Douglas Elliman Realty has elected to cease operating as a Prudential franchisee.  Douglas Elliman Realty is seeking a resolution of these matters. The stated initial expiration date of the franchise agreements is March 13, 2013 unless Douglas Elliman Realty chooses to renew the franchise agreements prior to March 13, 2013. As a result of the termination or expiration of the franchise agreements, in accordance with the terms of the Limited Liability Company Operating Agreement, Douglas Elliman Realty is required to redeem the approximate 20% equity interest owned by a former affiliate of Prudential.  The redemption price for such equity interest is to be determined through an appraisal process in accordance with the terms of Douglas Elliman Realty's Limited Liability Company Operating Agreement.  Douglas Elliman Realty expects to resolve this matter in 2013.
Chelsea Eleven.  In September 2008, a subsidiary of New Valley, New Valley Chelsea LLC, purchased for $12,000 a 40% interest in New Valley Oaktree Chelsea Eleven, LLC, which lent $29,000 and contributed $1,000 for 29% of the capital in Chelsea Eleven, LLC (“Chelsea”). Chelsea is developing a condominium project in Manhattan, New York, which consists of 54 luxury residential units and one commercial unit. New Valley Chelsea is operating as an investment vehicle for the Chelsea real estate development project.
Chelsea retired its construction loan during the second quarter of 2010 from the proceeds of the sales of units. In addition, on July 1, 2010, Chelsea borrowed $47,100 which was used to retire Chelsea's then outstanding mezzanine debt (approximately $37,200) and for other working capital purposes. The loan was repaid in 2011.
The loan from New Valley Oaktree was subordinate to the new loan. The New Valley Oaktree loan bore interest at 60.25% per annum, compounded monthly, with $3,750 being held in an interest reserve, from which $1,500 was paid to New Valley.
New Valley Chelsea was a variable interest entity; however, the Company was not the primary beneficiary. This investment is being accounted for under the equity method.
In February and April 2012, Chelsea closed on the remaining utility and two residential units of the 54 unit building and the project is concluded. The Company has received net distributions of $9,483 and $7,638 from New Valley Oaktree Chelsea Eleven LLC for the years ended December 31, 2012 and 2011, respectively. New Valley accounts for its 40% interest in New Valley Oaktree Chelsea Eleven, LLC under the equity method of accounting. New Valley recorded equity income of $3,137, $3,000 and $900 for the years ended December 31, 2012, 2011 and 2010, respectively, related to New Valley Chelsea. New Valley had no exposure to loss as a result of its investment in Chelsea as of December 31, 2012.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fifty Third-Five Building.  In September 2010, New Valley, through its NV 955 LLC subsidiary, contributed $2,500 to a joint venture, Fifty Third-Five Building LLC (“JV”), of which it owns 50%. The JV was formed for the purposes of acquiring a defaulted real estate loan, collateralized by real estate located in New York City. In October 2010, New Valley LLC contributed an additional $15,500 to the JV and the JV acquired the defaulted loan for approximately $35,500. In December 2012, all outstanding principal and interest on the loan was repaid and the defaulted note was retired.
New Valley received a liquidating distribution of $20,900 from the JV on December 28, 2012. This investment was accounted for under the equity method of accounting. New Valley recorded equity income of $2,900 for the year ended December 31, 2012. New Valley had no exposure to loss as a result of its investment in the JV as of December 31, 2012.
Sesto Holdings.  In October 2010, New Valley, through its NV Milan LLC subsidiary, acquired a 7.2% interest in Sesto Holdings S.r.l. ("Sesto") for $5,000. Sesto holds a 42% interest in an entity that has purchased a land plot of approximately 322 acres in Milan, Italy. Sesto intends to develop the land plot as a multi-parcel, multi-building mixed use urban regeneration project. Sesto is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for Sesto under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Sesto was $5,037 at December 31, 2012.
Lofts 21.  In February 2011, New Valley invested $900 for an approximate 12% interest in Lofts 21 LLC.  Lofts 21 LLC acquired an existing property in Manhattan, NY, which is scheduled to be developed into condominiums.  Lofts 21 LLC is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for Lofts 21 LLC under the equity method of accounting. New Valley's maximum exposure to loss as a result of this investment in Lofts 21 LLC was $900 at December 31, 2012.
1107 Broadway.  During 2011, New Valley invested $5,489 for an approximate indirect 5% interest in MS/WG 1107 Broadway Holdings LLC. In September 2011, MS/WG 1107 Broadway Holdings LLC acquired the 1107 Broadway property in Manhattan, NY. The joint venture plans to develop the property, which was formerly part of the International Toy Center, into luxury residential condominiums with ground floor retail space.  MS/WG 1107 Broadway Holdings LLC is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for MS/WG 1107 Broadway Holdings LLC under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in MS/WG 1107 Broadway Holdings LLC was $5,566 at December 31, 2012.
Hotel Taiwana. In October 2011, New Valley invested $2,658 for an approximate 17.39% interest in Hill Street Partners LLP ("Hill"). Hill purchased a 37% interest in Hill Street SEP ("Hotel Taiwana") which owns a hotel located in St. Barts, French West Indies. The hotel consists of 30 suites, 6 pools, a restaurant, lounge and gym. The purpose of the investment is to renovate and the sell the hotel in its entirety or as hotel-condos. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in Hotel Taiwana was $2,658 at December 31, 2012.
SOCAL Portfolio. On October 28, 2011, a newly-formed joint venture, between affiliates of New Valley and Winthrop Realty Trust, entered into an agreement with Wells Fargo Bank to acquire a $117,900 C-Note (the “C-Note”) for a purchase price of $96,700.  The C-Note was the most junior tranche of a $796,000 first mortgage loan originated in July 2007 which was collateralized by a 31 property portfolio of office properties situated throughout southern California, consisting of approximately 4.5 million square feet.  The C-Note bore interest at a rate per annum of LIBOR plus 310 basis points, required payments of interest only prior to maturity and matured on August 9, 2012.  On November 3, 2011, New Valley invested $25,000 for an approximate 26% interest in the joint venture. The investment is a variable interest entity; however, New Valley is not the primary beneficiary.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized financial information of the joint venture is as follows:

	December 31, 2012	December 31, 2011
Cash	$11	$365
Other current assets	2	—
Net loans receivable	—	96,970
Interest receivable	—	254
Other assets	—	400
Accrued expenses	—	269
Members' equity	13	97,720

	Year Ended December 31,
	2012	2011
Interest and dividend income	$25,122	$635
Costs and expenses	424	269
Interest expense, net	7,794	—
Income tax expense	12	—
Net income	$16,892	$366

On September 28, 2012, all outstanding principal and interest was repaid and the C-Note was retired. New Valley received a liquidating distribution of $32,275 from the joint venture on September 28, 2012. New Valley accounted for this investment under the equity method of accounting. New Valley recorded equity income of $7,180 and $95 for the years ended December 31, 2012 and 2011, respectively. New Valley had no exposure to loss as a result of its investment in NV SOCAL LLC at December 31, 2012.
East 68th Street. In December 2011, New Valley invested $7,000 for an approximate 18% interest in a condominium conversion project. The building is a 12-story, 105,000 square foot residential rental building located on 68th Street between Fifth Avenue and Madison Avenue in Manhattan, NY. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley's maximum exposure to loss as a result of its investment in HFZ East 68th Street was $7,000 at December 31, 2012. New Valley accounts for this investment under the equity method of accounting.
11 Beach Street. NV Beach LLC, a wholly-owned subsidiary of New Valley, invested $9,642 in June 2012 with an additional $1,321 investment to be made in the future for an approximate 49.5% interest in 11Beach Street Investor LLC (the "Beach JV"). Beach JV plans to renovate and convert an existing office building in Manhattan into a luxury residential condominium. Beach JV is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for its interest in Beach JV under the equity method of accounting. New Valley's maximum exposure to loss on its investment in Beach JV was $9,642 at December 31, 2012.
Maryland Portfolio. In July 2012, New Valley invested $5,000 for an approximate 30% interest in a joint venture that owns a 25% interest in a portfolio of approximately 5,500 apartment units primarily located in Baltimore County, Maryland. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded equity loss of $269 and received distributions of $117 for the year ended December 31, 2012. New Valley's maximum exposure to loss as a result of its investment in NV Maryland was $4,615 at December 31, 2012.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

701 Seventh Avenue. In August and September 2012, New Valley invested a total of $7,800 for an approximate 11.5% interest in a joint venture that acquired property located at 701 Seventh Avenue in Times Square in Manhattan. The joint venture plans to redevelop the property for retail space and signage, as well as a site for a potential hotel. The investment closed in October 2012 and New Valley invested an additional $1,507 at closing. New Valley may have additional future capital contributions of approximately $14,000. The property, located on the northeast corner of Seventh Avenue and 47th Street, totals approximately 120,000 gross square feet and is a rectangular corner parcel currently occupied by two buildings. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in NV 701 Seventh Avenue was $9,307 at December 31, 2012.
Queens Plaza. In December 2012, New Valley invested $7,350 for an approximate 45.37% interest in QPS 23-10 Venture LLC which through its affiliate owns a condominium conversion project, 23-10 Queens Plaza South, located in Queens, New York. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Queens Plaza was $7,350 at December 31, 2012.
Chrystie Street. In December 2012, New Valley invested $1,973 for an approximate 49% interest in WG Chrystie LLC ("Chrystie Street") which owns a 37.5% ownership interest in 215 Chrystie Venture LLC which, through its affiliate, owns a condominium conversion project located in Manhattan. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Chrystie Street was $1,973 at December 31, 2012.

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
New Valley LLC is the primary beneficiary of the VIE, and as a result, the consolidated financial statements of the Company included the account balances of Aberdeen Townhomes LLC as of December 31, 2011 and 2010, respectively.
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
In February 2011 and June 2011, Aberdeen sold its two remaining townhomes for approximately $11,635 and $7,994, respectively, and recorded a gain on sale of townhomes of $3,843 for the year ended December 31, 2011. The project has concluded.
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
The assets have been classified as an “Investment in Escena, net” on the Company’s consolidated balance sheet and the components are as follows:

	December 31, 2012	December 31, 2011
Land and land improvements	$11,430	$11,245
Building and building improvements	1,530	1,525
Other	1,374	1,208
	14,334	13,978
Less accumulated depreciation	(1,039)	(698)
	$13,295	$13,280

The Company recorded an operating loss of $628, $503 and $631 for the years ended December 31, 2012, 2011 and 2010, respectively, from Escena.
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
The Company’s significant business segments for the three years ended December 31, 2012 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes the Company’s investment in Escena, Aberdeen and investments in non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s operations before taxes and minority interests for the years ended December 31, 2012, 2011 and 2010 follows:

	Tobacco		Real Estate		Corporate and Other	Total
2012
Revenues	$1,084,546		$—		$—	$1,084,546
Operating income (loss)	176,017		(2,013)		(19,071)	154,933
Equity income from non-consolidated real estate businesses	—		29,764		—	29,764
Identifiable assets	426,027		139,940	(2)	520,764	1,086,731
Depreciation and amortization	9,759		414		435	10,608
Capital expenditures	9,339		406		1,520	11,265
2011
Revenues	$1,133,380		$—		$—	$1,133,380
Operating income (loss)	164,581		(1,929)		(19,331)	143,321
Equity income from non-consolidated real estate businesses	—		19,966		—	19,966
Identifiable assets	440,564		138,096	(2)	349,108	927,768
Depreciation and amortization	9,118		326		1,163	10,607
Capital expenditures	10,725		252		861	11,838
2010
Revenues	$1,063,289		$—		$—	$1,063,289
Operating income (loss)	130,157	(1)	(631)		(18,213)	111,313
Equity income from non-consolidated real estate businesses	—		23,963		—	23,963
Identifiable assets	434,842		110,532	(2)	404,221	949,595
Depreciation and amortization	8,179		298		2,313	10,790
Capital expenditures	23,073		226		92	23,391
_____________________________

(1)	Operating income includes litigation judgment expense of $16,161 and a $3,000 settlement charge.

(2)	Includes investments accounted for under the equity method of accounting of $125,651, $140,968 and $86,333 as of December 31, 2012, 2011 and 2010, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Unaudited quarterly data for the years ended December 31, 2012 and 2011 are as follows:

	December 31,	September 30,	June 30,	March 31,
	2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenues	$277,563	$272,783	$276,594	$257,606
Gross Profit	69,793	69,034	64,842	57,425
Operating income	37,366	43,193	40,928	33,446
Net income (loss) applicable to common shares	$16,485	$17,932	$3,895	$(7,690)
Per basic common share(1):
Net income (loss) applicable to common shares	$0.19	$0.21	$0.05	$(0.09)
Per diluted common share(1):
Net income (loss) applicable to common shares	$0.14	$0.21	$0.05	$(0.10)
_____________________________

(1)
Per share computations include the impact of a 5% stock dividend paid on September 28, 2012. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

	December 31,	September 30,	June 30,	March 31,
	2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenues	$292,827	$288,995	$291,180	$260,378
Gross Profit	64,057	61,132	60,107	55,201
Operating income	36,023	37,855	37,967	31,476
Net income (loss) applicable to common shares	$7,797	$17,549	$30,301	$19,373
Per basic common share(1):
Net income applicable to common shares	$0.09	$0.21	$0.36	$0.23
Per diluted common share(1):
Net income applicable to common shares	$0.09	$0.20	$0.33	$0.23
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries of the Company that are engaged in the conduct of its cigarette businesses. (See Note 7.) The notes are not guaranteed by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley LLC.
Presented herein are Condensed Consolidating Balance Sheets as of December 31, 2012 and 2011 and the related Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2012, 2011 and 2010 of Vector Group Ltd. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors). The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors would provide any additional information that would be material to investors making an investment decision.
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
Subsequent to year-end, the Company announced it was commencing a cash tender offer with respect to any and all of the outstanding $415,000 of its 11% Senior Secured Notes due 2015 . The Company retired $336,315 of the 11% Senior Secured Notes on February 12, 2013. The remaining $78,685 of the 11% Senior Secured Notes have been called and will be retired on March 12, 2013. In February 2013, the Company sold $450,000 of its 7.75% Senior Secured Notes due 2021 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The indenture of the 7.75% Senior Secured Notes contains similar guarantees and covenants to those of the 11% Senior Secured Notes. The indenture has covenants that restrict the payment of dividends by the Company if the Company's consolidated earnings before interest, taxes, depreciation and amortization, as defined in the indenture, for the most recently ended four full quarters is less than $75,000. The indenture also restricts the incurrence of debt if the Company's Leverage Ratio and its Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$401,344	$3,776	$735	$—	$405,855
Investment securities available for sale	35,330	34,654	—	—	69,984
Accounts receivable - trade, net	—	11,183	64	—	11,247
Intercompany receivables	354	—	—	(354)	—
Inventories	—	100,392	—	—	100,392
Deferred income taxes	33,238	3,371	—	—	36,609
Income taxes receivable, net	33,302	—	—	(26,523)	6,779
Restricted assets	—	2,469	—	—	2,469
Other current assets	665	4,848	208	—	5,721
Total current assets	504,233	160,693	1,007	(26,877)	639,056
Property, plant and equipment, net	2,104	54,810	239	—	57,153
Investment in Escena, net	—	—	13,295	—	13,295
Long-term investments accounted for at cost	15,540	—	827	—	16,367
Long-term investments accounted for under the equity method	6,432	—	—	—	6,432
Investments in non-consolidated real estate businesses	—	—	119,219	—	119,219
Investments in consolidated subsidiaries	210,525	—	—	(210,525)	—
Restricted assets	1,898	7,863	31	—	9,792
Deferred income taxes	38,077	5,669	5,396	—	49,142
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	12,870	—	—	12,870
Other assets	39,534	16,144	216	—	55,894
Total assets	$818,343	$365,560	$140,230	$(237,402)	$1,086,731
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$36,617	$161	$—	$36,778
Current portion of employee benefits	—	2,824	—	—	2,824
Accounts payable	661	5,173	265	—	6,099
Intercompany payables	—	64	290	(354)	—
Accrued promotional expenses	—	18,730	—	—	18,730
Income taxes payable, net	—	1,445	31,347	(26,523)	6,269
Accrued excise and payroll taxes payable, net	—	20,419	—	—	20,419
Litigation accruals and current payments due under the Master Settlement Agreement	—	34,440	—	—	34,440
Deferred income taxes	23,304	3,995	—	—	27,299
Accrued interest	25,410	—	—	—	25,410
Other current liabilities	5,545	9,658	1,688	—	16,891
Total current liabilities	54,920	133,365	33,751	(26,877)	195,159
Notes payable, long-term debt and other obligations, less current portion	572,023	14,860	63	—	586,946
Fair value of derivatives embedded within convertible debt	172,128	—	—	—	172,128
Non-current employee benefits	25,599	20,261	—	—	45,860
Deferred income taxes	71,777	33,793	3,962	—	109,532
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,148	54,506	704	—	56,358
Total liabilities	897,595	256,785	38,480	(26,877)	1,165,983
Commitments and contingencies
Stockholders' deficiency	(79,252)	108,775	101,750	(210,525)	(79,252)
Total liabilities and stockholders' deficiency	$818,343	$365,560	$140,230	$(237,402)	$1,086,731

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$238,262	$2,488	$173	$—	$240,923
Investment securities available for sale	50,401	26,085	—	—	76,486
Accounts receivable - trade, net	—	24,869	—	—	24,869
Intercompany receivables	64	—	—	(64)	—
Inventories	—	109,228	—	—	109,228
Deferred income taxes	39,883	3,068	—	—	42,951
Income taxes receivable, net	47,484	4,984	—	(42,915)	9,553
Restricted assets	—	1,474	—	—	1,474
Other current assets	565	3,498	194	—	4,257
Total current assets	376,659	175,694	367	(42,979)	509,741
Property, plant and equipment, net	1,345	55,211	—	—	56,556
Investment in Escena, net	—	—	13,280	—	13,280
Long-term investments accounted for at cost	4,777	—	898	—	5,675
Long-term investments accounted for under the equity method	16,499	—	—	—	16,499
Investments in non-consolidated real estate businesses	—	—	124,469	—	124,469
Investments in consolidated subsidiaries	211,219	—	—	(211,219)	—
Restricted assets	2,161	7,465	—	—	9,626
Deferred income taxes	18,564	6,412	6,041	—	31,017
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	10,047	—	—	10,047
Other assets	28,108	15,239	—	—	43,347
Total assets	$659,332	$377,579	$145,055	$(254,198)	$927,768
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$16,052	$34,651	$141	$—	$50,844
Current portion of fair value of derivatives embedded within convertible debt	84,485	—	—	—	84,485
Current portion of employee benefits	—	2,690	—	—	2,690
Accounts payable	1,040	8,321	171	—	9,532
Intercompany payables	—	64	—	(64)	—
Accrued promotional expenses	—	17,056	—	—	17,056
Income taxes payable, net	6,597	—	42,915	(42,915)	6,597
Accrued excise and payroll taxes payable, net	—	17,992	—	—	17,992
Litigation accruals and current payments due under the Master Settlement Agreement	—	52,725	—	—	52,725
Deferred income taxes	32,558	3,327	—	—	35,885
Accrued interest	20,888	—	—	—	20,888
Other current liabilities	6,683	9,079	742	—	16,504
Total current liabilities	168,303	145,905	43,969	(42,979)	315,198
Notes payable, long-term debt and other obligations, less current portion	479,199	13,941	216	—	493,356
Fair value of derivatives embedded within convertible debt	49,015	—	—	—	49,015
Non-current employee benefits	23,023	22,959	—	—	45,982
Deferred income taxes	27,970	30,135	2,537	—	60,642
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	852	51,010	743	—	52,605
Total liabilities	748,362	263,950	47,465	(42,979)	1,016,798
Commitments and contingencies
Stockholders' deficiency	(89,030)	113,629	97,590	(211,219)	(89,030)
Total liabilities and stockholders' deficiency	$659,332	$377,579	$145,055	$(254,198)	$927,768

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Year Ended December 31, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$1,084,546	$—	$—	$1,084,546
Expenses:
Cost of goods sold	—	823,452	—	—	823,452
Operating, selling, administrative and general expenses	26,039	78,054	2,068	—	106,161
Management fee expense	—	9,163	—	(9,163)	—
Operating (loss) income	(26,039)	173,877	(2,068)	9,163	154,933
Other income (expenses):
Interest expense	(105,465)	(4,614)	(23)	—	(110,102)
Change in fair value of derivatives embedded within convertible debt	(7,476)	—	—	—	(7,476)
Acceleration of interest expense related to debt conversion	(14,960)	—	—	—	(14,960)
Equity income from non-consolidated real estate businesses	—	—	29,764	—	29,764
Equity loss on long-term investments	(1,261)	—	—	—	(1,261)
Gain on investment securities available for sale	—	1,640	—	—	1,640
Equity income in consolidated subsidiaries	120,036	—	—	(120,036)	—
Management fee income	9,163	—	—	(9,163)	—
Other, net	1,022	21	136	—	1,179
(Loss) income before provision for income taxes	(24,980)	170,924	27,809	(120,036)	53,717
Income tax benefit (expense)	55,602	(67,294)	(11,403)	—	(23,095)
Net income	30,622	103,630	16,406	(120,036)	30,622
Comprehensive income	$24,031	$104,520	$16,406	$(120,926)	$24,031

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Year Ended December 31, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$1,133,380	$—	$—	$1,133,380
Expenses:
Cost of goods sold	—	892,883	—	—	892,883
Operating, selling, administrative and general expenses	25,318	69,827	2,031	—	97,176
Litigation judgment expense	—	—			—
Management fee expense	—	8,834	—	(8,834)	—
Operating (loss) income	(25,318)	161,836	(2,031)	8,834	143,321
Other income (expenses):
Interest expense	(97,888)	(2,786)	(32)	—	(100,706)
Change in fair value of derivatives embedded within convertible debt	7,984	—	—	—	7,984
Acceleration of interest expense related to debt conversion	(1,217)	—	—	—	(1,217)
Equity income from non-consolidated real estate businesses	—	—	19,966	—	19,966
Gain on investment securities available for sale	—	23,257	—	—	23,257
Gain on liquidation of long-term investments	25,832	—	—	—	25,832
Gain on sales of townhomes	—	—	3,843	—	3,843
Equity loss on long-term investments	(859)	—	—	—	(859)
Equity income in consolidated subsidiaries	127,103	—	—	(127,103)	—
Management fee income	8,834	—	—	(8,834)	—
Other, net	1,675	61	—	—	1,736
Income before provision for income taxes	46,146	182,368	21,746	(127,103)	123,157
Income tax benefit (expense)	28,874	(68,182)	(8,829)	—	(48,137)
Net income	75,020	114,186	12,917	(127,103)	75,020
Comprehensive income	$66,887	$103,495	$12,917	$(116,412)	$66,887

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Revenues	$—	$1,063,289	$—	$—	$1,063,289
Expenses:
Cost of goods sold	—	845,106	—	—	845,106
Operating, selling, administrative and general expenses	21,842	67,939	928	—	90,709
Litigation judgment expense	—	16,161	—	—	16,161
Management fee expense	—	8,521	—	(8,521)	—
Operating (loss) income	(21,842)	125,562	(928)	8,521	111,313
Other income (expenses):
Interest expense	(82,828)	(1,227)	(41)	—	(84,096)
Changes in fair value of derivatives embedded within convertible debt	11,524	—	—	—	11,524
Loss on extinguishment of debt	—	—	—	—	—
Provision for loss on investments	—	—	—	—	—
Equity income from non-consolidated real estate businesses	—	—	23,963	—	23,963
Gain on investment securities available for sale	10,612	9,257	—	—	19,869
Equity income on long-term investments	1,489	—	—	—	1,489
Equity income in consolidated subsidiaries	91,715	—	—	(91,715)	—
Management fee income	8,521	—	—	(8,521)	—
Other, net	1,469	39	—	—	1,508
Income before provision for income taxes	20,660	133,631	22,994	(91,715)	85,570
Income tax benefit (expense)	33,424	(55,713)	(9,197)	—	(31,486)
Net income	54,084	77,918	13,797	(91,715)	54,084
Comprehensive income	$73,419	$92,708	$13,797	$(106,505)	$73,419

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Year Ended December 31, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$118,399	$133,308	$(2,772)	$(164,849)	$84,086
Cash flows from investing activities:
Sale of investment securities	—	3,831	—	—	3,831
Purchase of investment securities	—	(5,647)	—	—	(5,647)
Proceeds from sale or liquidation of long-term investments	—	—	72	—	72
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in non-consolidated real estate businesses	—	—	(33,375)	—	(33,375)
Distributions from non-consolidated real estate businesses	—	—	49,221	—	49,221
Increase in cash surrender value of life insurance policies	(425)	(482)	—	—	(907)
Decrease (increase) in non-current restricted assets	263	(1,393)	—	—	(1,130)
Issuance of notes receivable	(383)	—	—	—	(383)
Investments in subsidiaries	(31,209)	—	—	31,209	—
Proceeds from sale of fixed assets	432	12	—	—	444
Capital expenditures	(1,520)	(9,339)	(406)	—	(11,265)
Net cash (used in) provided by investing activities	(37,842)	(13,018)	15,512	31,209	(4,139)
Cash flows from financing activities:
Proceeds from debt issuance	230,000	14,033	42	—	244,075
Deferred financing costs	(11,164)	(315)	—	—	(11,479)
Repayments of debt	—	(19,125)	(133)	—	(19,258)
Borrowings under revolver	—	1,074,050	—	—	1,074,050
Repayments on revolver	—	(1,066,092)	—	—	(1,066,092)
Capital contributions received	—	6,991	24,218	(31,209)	—
Intercompany dividends paid	—	(128,544)	(36,305)	164,849	—
Dividends and distributions on common stock	(137,114)	—	—	—	(137,114)
Proceeds from the issuance of Vector stock	611	—	—	—	611
Proceeds from exercise of Vector options	140	—	—	—	140
Tax benefit of options exercised	52	—	—	—	52
Net cash provided by (used in) financing activities	82,525	(119,002)	(12,178)	133,640	84,985
Net increase in cash and cash equivalents	163,082	1,288	562	—	164,932
Cash and cash equivalents, beginning of period	238,262	2,488	173	—	240,923
Cash and cash equivalents, end of period	$401,344	$3,776	$735	$—	$405,855

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Year Ended December 31, 2011
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$67,588	$101,223	$7,352	$(140,122)	$36,041
Cash flows from investing activities:
Sale of investment securities	—	31,643	—	—	31,643
Purchase of investment securities	—	(5,039)	—	—	(5,039)
Proceeds from sale of or liquidation of long-term investments	66,190	—	—	—	66,190
Purchase of long-term investments	(10,000)	—	—	—	(10,000)
Investments in non-consolidated real estate businesses	—	—	(41,859)	—	(41,859)
Distributions from non-consolidated real estate businesses	—	—	8,450	—	8,450
Increase in cash surrender value of life insurance policies	(315)	(429)	—	—	(744)
Decrease in non-current restricted assets	512	(608)	—	—	(96)
Issuance of notes receivable	(15,256)	—	—	—	(15,256)
Proceeds from sale of townhomes	—	—	19,629	—	19,629
Proceeds from sale of fixed assets	—	196	9	—	205
Investments in subsidiaries	(29,565)	—	—	29,565	—
Capital expenditures	(852)	(10,725)	(261)	—	(11,838)
Net cash provided by (used in) investing activities	10,714	15,038	(14,032)	29,565	41,285
Cash flows from financing activities:
Proceeds from debt issuance	—	6,419	—	—	6,419
Repayments of debt	—	(4,838)	(122)	—	(4,960)
Borrowings under revolver	—	1,064,270	—	—	1,064,270
Repayments on revolver	—	(1,078,508)	—	—	(1,078,508)
Capital contributions received	—	3,720	25,845	(29,565)	—
Intercompany dividends paid	—	(121,050)	(19,072)	140,122	—
Dividends and distributions on common stock	(125,299)	—	—	—	(125,299)
Proceeds from exercise of Vector options and warrants.	1,029	—	—	—	1,029
Tax benefits from exercise of Vector options and warrants	821	—	—	—	821
Net cash (used in) provided by financing activities	(123,449)	(129,987)	6,651	110,557	(136,228)
Net decrease in cash and cash equivalents	(45,147)	(13,726)	(29)	—	(58,902)
Cash and cash equivalents, beginning of period	283,409	16,214	202	—	299,825
Cash and cash equivalents, end of period	$238,262	$2,488	$173	$—	$240,923

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Net cash provided by (used in) operating activities	$58,329	$165,095	$(2,164)	$(154,256)	$67,004
Cash flows from investing activities:
Proceeds from sale or maturity of investment securities	15,433	13,154	—	—	28,587
Purchase of investment securities	(7,414)	(1,980)	—	—	(9,394)
Proceeds from sale or liquidation of long-term investments	1,002	—	—	—	1,002
Purchase of long-term investments	(5,000)	—	(62)	—	(5,062)
Decrease in non-current restricted assets	363	(1,112)	(351)	—	(1,100)
Purchase of mortgage receivable	(13,462)	—	—	—	(13,462)
Investment in non-consolidated real estate businesses	—	—	(24,645)	—	(24,645)
Distributions from non-consolidated real estate businesses	—	—	3,539	—	3,539
Issuance of notes receivable	(930)	—	—	—	(930)
Cash acquired in Aberdeen consolidation	—	—	473	—	473
Proceeds from sale of businesses and assets	—	187	—	—	187
Investments in subsidiaries	(12,530)	—	—	12,530	—
Capital expenditures	—	(23,073)	(318)	—	(23,391)
Increase in cash surrender value of life insurance policies	(513)	(423)	—	—	(936)
Net cash (used in) provided by investing activities	(23,051)	(13,247)	(21,364)	12,530	(45,132)
Cash flows from financing activities:
Proceeds from debt	165,000	20,714	—	—	185,714
Repayments of debt	—	(14,424)	(115)	—	(14,539)
Deferred financing charges	(5,077)	—	—	—	(5,077)
Borrowings under revolver	—	1,034,924	—	—	1,034,924
Repayments on revolver	—	(1,016,598)	—	—	(1,016,598)
Capital contributions received	—	12,530	—	(12,530)	—
Intercompany dividends paid	—	(177,784)	23,528	154,256	—
Dividends and distributions on common stock	(117,459)	—	—	—	(117,459)
Proceeds from exercise of Vector options	1,265	—	—	—	1,265
Excess tax benefit of options exercised	269	—	—	—	269
Net cash provided by (used in) financing activities	43,998	(140,638)	23,413	141,726	68,499
Net increase (decrease) in cash and cash equivalents	79,276	11,210	(115)	—	90,371
Cash and cash equivalents, beginning of period	204,133	5,004	317	—	209,454
Cash and cash equivalents, end of period	$283,409	$16,214	$202	$—	$299,825

VECTOR GROUP LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2012
Allowances for:
Doubtful accounts	$308	$10	$—	$318
Cash discounts	573	26,620	26,934	259
Deferred tax valuation allowance	9,752	—	3,442	6,310
Sales returns	4,055	3,228	3,216	4,067
Total	$14,688	$29,858	$33,592	$10,954
Year Ended December 31, 2011
Allowances for:
Doubtful accounts	$198	$115	$5	$308
Cash discounts	40	27,671	27,138	573
Deferred tax valuation allowance	10,290	332	870	9,752
Sales returns	4,235	2,508	2,688	4,055
Total	$14,763	$30,626	$30,701	$14,688
Year Ended December 31, 2010
Allowances for:
Doubtful accounts	$154	$78	$34	$198
Cash discounts	201	25,820	25,981	40
Deferred tax valuation allowance	9,509	1,432	651	10,290
Sales returns	4,337	3,363	3,465	4,235
Total	$14,201	$30,693	$30,131	$14,763