Form 10-Q
period 2013-03-31
VECTOR GROUP LTD
filed 2013-05-01
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2013

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

At May 1, 2013, Vector Group Ltd. had 89,898,411 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31, 2013	December 31, 2012
ASSETS:
Current assets:
Cash and cash equivalents	$351,902	$405,855
Investment securities available for sale	82,439	69,984
Accounts receivable - trade, net	10,416	11,247
Inventories	98,502	100,392
Deferred income taxes	34,292	36,609
Income tax receivable, net	16,804	6,779
Restricted assets	2,469	2,469
Other current assets	5,976	5,721
Total current assets	602,800	639,056
Property, plant and equipment, net	58,181	57,153
Investment in consolidated real estate businesses, net	22,733	13,295
Long-term investments accounted for at cost	16,367	16,367
Long-term investments accounted for under the equity method	7,367	6,432
Investments in non-consolidated real estate businesses	119,603	119,219
Restricted assets	9,785	9,792
Deferred income taxes	51,182	49,142
Intangible asset	107,511	107,511
Prepaid pension costs	13,329	12,870
Other assets	57,911	55,894
Total assets	$1,066,769	$1,086,731
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$17,624	$36,778
Current payments due under the Master Settlement Agreement	64,732	32,970
Current portion of employee benefits	2,824	2,824
Accounts payable	7,090	6,099
Accrued promotional expenses	17,348	18,730
Income taxes payable	6,330	6,269
Accrued excise and payroll taxes payable, net	7,215	20,419
Litigation accruals	248	1,470
Deferred income taxes	31,194	27,299
Accrued interest	13,679	25,410
Other current liabilities	12,281	16,891
Total current liabilities	180,565	195,159
Notes payable, long-term debt and other obligations, less current portion	627,996	586,946
Fair value of derivatives embedded within convertible debt	169,079	172,128
Non-current employee benefits	46,019	45,860
Deferred income taxes	110,983	109,532
Payments due under the Master Settlement Agreement	37,218	52,639
Litigation accruals	1,681	1,862
Other liabilities	1,523	1,857
Total liabilities	1,175,064	1,165,983
Commitments and contingencies
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 93,658,273 and 93,658,273 shares issued and 89,898,411 and 89,898,411 shares outstanding	8,989	8,989
Additional paid-in capital	—	—
Accumulated deficit	(101,977)	(65,116)
Accumulated other comprehensive loss	(4,354)	(10,268)
Less: 3,759,862 shares of common stock in treasury, at cost	(12,857)	(12,857)
Total Vector Group Ltd. stockholders' deficiency	(110,199)	(79,252)
Non-controlling interest	1,904	—
Total stockholders' deficiency	(108,295)	(79,252)
Total liabilities and stockholders' deficiency	$1,066,769	$1,086,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2013	2012

Revenues*	$240,402	$257,606

Expenses:
Cost of goods sold*	172,956	200,181
Operating, selling, administrative and general expenses	24,350	23,979
Operating income	43,096	33,446

Other income (expenses):
Interest expense	(33,376)	(26,252)
Loss on extinguishment of debt	(21,458)	—
Change in fair value of derivatives embedded within convertible debt	3,049	(21,057)
Equity income from non-consolidated real estate businesses	481	2,863
Equity loss on long-term investments	(23)	(114)
Gain on sale of investment securities available for sale	5,406	—
Other, net	809	(68)

Loss before provision for income taxes	(2,016)	(11,182)
Income tax benefit	(335)	(3,492)

Net loss	(1,681)	(7,690)

Less: Net income (loss) attributable to non-controlling interest	—	—

Net loss attributed to Vector Group Ltd.	$(1,681)	$(7,690)

Per basic common share:

Net loss applicable to common shares attributed to Vector Group Ltd.	$(0.02)	$(0.09)

Per diluted common share:

Net loss applicable to common shares attributed to Vector Group Ltd.	$(0.02)	$(0.09)

Cash distributions and dividends declared per share	$0.40	$0.38

* Revenues and Cost of goods sold include excise taxes of $108,911 and $121,925, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31
	2013	2012

Net loss	$(1,681)	$(7,690)

Net unrealized gains (losses) on investment securities available for sale:
Change in net unrealized gains (losses)	14,038	(11,244)
Net unrealized gains reclassified into net income	(5,406)	—
Net unrealized gains (losses) on investment securities available for sale	8,632	(11,244)

Net unrealized gains on long-term investments accounted for under the equity method:
Change in net unrealized gains	958	3,047
Net unrealized gains reclassified into net income	—	—
Net unrealized gains on long-term investments accounted for under the equity method	958	3,047

Net change in forward contracts	15	15

Net change in pension-related amounts	351	870

Other comprehensive income (loss)	9,956	(7,312)

Income tax effect on:
Change in net unrealized gains (losses) on investment securities	(5,700)	4,565
Net unrealized gains reclassified into net income on investment securities	2,195	—
Change in unrealized long-term investments	(389)	(1,237)
Net unrealized gains reclassified into net income on long-term investments	—	—
Forward contracts	(6)	(6)
Pension-related amounts	(142)	(353)
Income tax (provision) benefit on other comprehensive income (loss)	(4,042)	2,969

Other comprehensive income (loss), net of tax	5,914	(4,343)

Comprehensive income (loss)	4,233	(12,033)

Less: Comprehensive income attributable to non-controlling interest	—	—

Comprehensive income (loss) attributable to Vector Group Ltd.	$4,233	$(12,033)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Vector Group Ltd. Deficiency
			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Interest	Total
Balance, December 31, 2012	89,898,411	$8,989	$—	$(65,116)	$(10,268)	$(12,857)	$—	$(79,252)
Net loss	—	—	—	(1,681)	—	—	—	(1,681)
Change in net loss and prior service cost, net of income taxes	—	—	—	—	209	—	—	209
Forward contract adjustments, net of income taxes	—	—	—	—	9	—	—	9
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	569	—	—	569
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	8,338	—	—	8,338
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(3,211)	—	—	(3,211)
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	—	5,127
Total other comprehensive income	—	—	—	—	—	—	—	5,914
Total comprehensive income	—	—	—	—	—	—	—	4,233
Distributions and dividends on common stock	—	—	(569)	(35,180)	—	—	—	(35,749)
Stock based compensation	—	—	569	—	—	—	—	569
Contributions to non-controlling interest	—	—	—	—	—	—	1,904	1,904
Balance as of March 31, 2013	89,898,411	$8,989	$—	$(101,977)	$(4,354)	$(12,857)	$1,904	$(108,295)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Net cash (used in) provided by operating activities	$(9,917)	$40,576
Cash flows from investing activities:
Sale of investment securities	6,582	—
Purchase of investment securities	(5,000)	—
Purchase of long-term investments	—	(5,000)
Investments in non-consolidated real estate businesses	(1,354)	(25)
Investments in consolidated real estate businesses	(7,617)	—
Distributions from non-consolidated real estate businesses	—	740
Increase in cash surrender value of life insurance policies	(68)	(472)
Decrease in restricted assets	7	1,286
Issuance of notes receivable	—	(43)
Proceeds from sale of fixed assets	—	11
Capital expenditures	(3,557)	(2,243)
Net cash used in investing activities	(11,007)	(5,746)
Cash flows from financing activities:
Proceeds from debt issuance	450,000	9,870
Deferred financing costs	(11,447)	(150)
Repayments of debt	(416,904)	(11,526)
Borrowings under revolver	214,762	236,595
Repayments on revolver	(233,691)	(258,064)
Dividends and distributions on common stock	(35,749)	(32,975)
Proceeds from exercise of employee stock options	—	44
Tax benefit of employee stock options exercised	—	4
Net cash used in financing activities	(33,029)	(56,202)
Net decrease in cash and cash equivalents	(53,953)	(21,372)
Cash and cash equivalents, beginning of period	405,855	240,923
Cash and cash equivalents, end of period	$351,902	$219,551

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

The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, in management's opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

Certain reclassifications have been made to the 2012 financial information to conform to the 2013 presentation.

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

Information concerning the Company's common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 28, 2012. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividends.

Net income for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended
	March 31,
	2013	2012
Net loss attributable to Vector Group Ltd.	$(1,681)	$(7,690)
Income attributable to participating securities	—	—
Net loss available to common stockholders	$(1,681)	$(7,690)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Basic and diluted EPS were calculated using the following shares:

	Three Months Ended
	March 31,
	2013	2012
Weighted-average shares for basic and fully diluted EPS	86,822,475	83,013,566

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three months ended March 31, 2013 and 2012 but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended
	March 31,
	2013	2012
Number of stock options	512,819	499,257
Weighted-average exercise price	$13.18	$12.95
Weighted-average shares of non-vested restricted stock	18,936	402,522
Weighted-average expense per share	$15.01	$11.05
Weighted-average number of shares issuable upon conversion of debt	26,962,402	18,180,400
Weighted-average conversion price	$15.98	$14.11

(d)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company's debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of the Company's stock price.  The range of estimated fair market values of the Company's embedded derivatives was between $166,386 and $171,852.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $169,079 as of March 31, 2013. At December 31, 2012, the range of estimated fair market values of the Company's embedded derivatives was between $169,424 and $174,909.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $172,128 as of December 31, 2012.  The estimated fair market value of the Company's embedded derivatives could change significantly based on future market conditions. (See Note 4.)

(e)	New Accounting Pronouncements:

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

for fiscal years beginning after September 15, 2012 (early adoption was permitted). The implementation of the amended accounting guidance is not expected to have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. The implementation of the amended accounting guidance did not have a material impact on the Company's consolidated financial statements.

2.	INVENTORIES

Inventories consist of:

	March 31, 2013	December 31, 2012
Leaf tobacco	$53,389	$59,130
Other raw materials	4,573	3,151
Work-in-process	551	210
Finished goods	67,046	64,396
Inventories at current cost	125,559	126,887
LIFO adjustments	(27,057)	(26,495)
	$98,502	$100,392

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At March 31, 2013, Liggett had tobacco purchase commitments of approximately $32,976.

All of the Company's inventories at March 31, 2013 and December 31, 2012 have been reported under the LIFO method.

3.	LONG-TERM INVESTMENTS

Long-term investments accounted for at cost:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$15,540	$17,548	$15,540	$16,962
Real estate partnership	827	1,361	827	1,391
Investments accounted for at cost	$16,367	$18,909	$16,367	$18,353

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Long-term investment partnerships accounted for under the equity method:

	March 31, 2013	December 31, 2012
Investment partnerships	$7,367	$6,432

The Company recorded an equity loss of $23 and $114 for the three months ended March 31, 2013 and 2012, respectively, related to the limited partnership.

The carrying value of the investment was approximately $7,367 as of March 31, 2013 which approximated the investment's fair value. The carrying value of the investments was $6,432 as of December 31, 2012 which approximated the investments' fair value.

4.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	March 31, 2013	December 31, 2012
Vector:
7.75% Senior Secured Notes due 2021	$450,000	$—
11% Senior Secured Notes due 2015, net of unamortized discount of $0 and $408	—	414,592
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $28,349 and $30,383*	21,651	19,617
6.75% Variable Interest Senior Convertible Exchange Notes due 2014, net of unamortized discount of $41,104 and $45,038*	66,426	62,492
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $36,058 and $36,107*	7,164	7,115
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $160,490 and $161,795*	69,510	68,205
Liggett:
Revolving credit facility	10,502	29,430
Term loan under credit facility	4,105	4,179
Equipment loans	16,022	17,810
Other	240	284
Total notes payable, long-term debt and other obligations	645,620	623,724
Less:
Current maturities	(17,624)	(36,778)
Amount due after one year	$627,996	$586,946
______________________
* The fair value of the derivatives embedded within the 6.75% Variable Interest Senior Convertible Note ($10,363 at March 31, 2013 and $11,682 at December 31, 2012, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($19,644 at March 31, 2013 and $22,146 at December 31, 2012, respectively), the 3.875% Variable Interest Senior Convertible Debentures ($41,263 at March 31, 2013 and $39,714 at December 31, 2012, respectively), and the 7.50% Variable Interest Senior Convertible Debentures ($97,809 at March 31, 2013 and $98,586 at December 31, 2012, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

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

Term Loan under Credit Facility - Liggett:

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

As of March 31, 2013, a total of $14,607 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the facility was approximately $35,393 based on eligible collateral at March 31, 2013.

7.75% Senior Secured Notes due 2021 - Vector:
In February 2013, the Company issued $450,000 of its 7.75% Senior Secured Notes due 2021 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The aggregate net proceeds from the issuance of the 7.75% Senior Secured Notes were approximately $438,250 after deducting offering expenses. The Company used the net proceeds of the issuance for a cash tender offer announced on January 29, 2013, with respect to any and all of its outstanding 11% Senior Secured Notes due 2015. The Company retired $336,315 of the 11% Senior Secured Notes at a premium of 104.292%, plus accrued and unpaid interest on February 12, 2013. The remaining $78,685 of the 11% Senior Secured Notes were called and retired on March 14, 2013 at a redemption price of 103.667% plus accrued and unpaid interest.
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
The 7.75% Senior Secured Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses. (See Note 10.) In addition, some of the guarantees are collateralized by second priority

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

or first priority security interests in certain collateral of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.
 In connection with the issuance of the 7.75% Senior Secured Notes, the Company entered into a Registration Rights Agreement. The Company agreed to consummate a registered exchange offer for the 7.75% Senior Secured Notes within 360 days after the date of the initial issuance of the 7.75% Senior Secured Notes. On April 26, 2013, the Company commenced an offer to exchange the 7.75% Senior Secured Notes for an equal amount of newly issued 7.75% Senior Secured Notes due 2021. The new 7.75% Senior Secured Notes have substantially the same terms as the original 7.75% Senior Secured Notes, except that the new 7.75% Senior Secured Notes have been registered under the Securities Act.
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

11% Senior Secured Notes due 2015 - Vector:

On January 29, 2013, the Company announced a cash tender offer with respect to any and all of its outstanding $415,000 principal amount of its 11% Senior Secured Notes due 2015. The Company retired $336,315 of the 11% Senior Secured Notes at a premium of 104.292%, plus accrued and unpaid interest on February 12, 2013. The remaining $78,685 of the 11% Senior Secured Notes were called and retired on March 14, 2013 at a redemption price of 103.667% plus accrued and unpaid interest. The Company recorded a loss on the extinguishment of the debt of $21,458 for the three months ended March 31, 2013. The loss included premium and tender costs of $17,820 and non-cash interest expense of $3,638 related to the write-off of net unamortized debt discount and deferred finance costs.

Non-cash Interest Expense - Vector:

Components of non-cash interest expense are as follows:

	Three Months Ended
	March 31,
	2013	2012
Amortization of debt discount	$7,348	$3,437
Amortization of deferred finance costs	597	710
Loss on extinguishment of 11% Senior Secured Notes	3,638	—
	$11,583	$4,147

Fair Value of Notes Payable and Long-term Debt:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable and long-term debt	$645,620	$1,016,876	$623,724	$963,672

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

5. CONTINGENCIES

Tobacco-Related Litigation:

Overview
Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling ("Engle progeny cases"); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation are not quantifiable at this time. For the three months ended March 31, 2013 and 2012, Liggett incurred legal expenses and other litigation costs totaling approximately $1,609 and $1,961, respectively.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals, Liggett has secured approximately $6,306 in bonds as of March 31, 2013.
In June 2009, Florida amended its existing bond cap statute by adding a $200,000 bond cap that applies to all Engle progeny cases in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. Plaintiffs, in several cases, have challenged the constitutionality of the bond cap statute, but to date, the courts that have addressed the issue have upheld the constitutionality of the statute. The plaintiffs have appealed some of these rulings and the Florida Supreme Court, after granting review of the Hall decision denying plaintiff's challenge to the bond cap statute, subsequently dismissed the matter prior to the scheduled argument as moot. No federal court has yet addressed the issue. Although the Company cannot predict the outcome of such challenges, it is possible that the Company's consolidated financial position, results of operations, and cash flows could be materially affected by an unfavorable outcome of such challenges.
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in this Note 5: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.
Cautionary Statement About Engle Progeny Cases. Judgments have been entered against Liggett and other industry defendants in Engle progeny cases. Several of the judgments have been affirmed on appeal. To date, the United States Supreme Court has declined to review these cases. At March 31, 2013, Liggett and the Company were defendants in 3,057 state and 1,466 federal Engle progeny cases. As of March 31, 2013, 12 Engle progeny cases involving Liggett resulted in verdicts, exclusive of the Lukacs case, discussed below. Eight verdicts were returned in favor of the plaintiffs and four in favor of Liggett. Other cases have either been voluntarily dismissed by plaintiffs, dismissed by the court on summary judgment or a mistrial was declared. Excluding the Lukacs case, the compensatory verdicts against Liggett have ranged from $1 to $3,008. In certain cases, the judgments entered have been joint and several with other defendants. In two of the cases, punitive damages were awarded for $1,000 and $7,600. Since February 2009, when Engle progeny trials commenced, 74 state cases and 12 federal cases have been tried to a verdict. Based on the current rate of trials per year, it would require decades to resolve the remaining cases. Except as discussed in this Note 5, with respect to the six cases where an adverse verdict was entered against Liggett and which are currently on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members' claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages. The Company believes that the process under which Engle progeny cases are tried is unconstitutional and continues to pursue its appellate rights.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, particularly with respect to the Engle progeny cases. There can be no assurances that Liggett's past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. Litigation is subject to many uncertainties. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of certain pending smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. Liggett may, however, enter into settlement discussions in particular cases if it believes it is in its best interest to do so. In connection with the Engle progeny cases, Liggett has been receptive to opportunities to settle these cases, individually or on some aggregated basis, on terms it believes are economically favorable to Liggett and will continue to explore such opportunities.  Recently, the federal court ordered the parties to engage in mediation to explore the prospect for a global resolution of the federal cases. As of March 31, 2013, Liggett (and in certain cases the Company), has settled 125 Engle progeny cases for approximately $1,109, in the aggregate.  If Liggett were able to resolve the Engle progeny cases on an aggregated basis, Liggett believes the range of loss could be between $40,000 and $85,000, but there can be no assurances that the Engle progeny cases can be resolved on an aggregated basis, nor can there be any assurances that Liggett's settlement experience to date will be representative of future results or intentions.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Individual Actions
As of March 31, 2013, there were 69 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include Engle progeny cases or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions, by state, that are pending against Liggett or the Company as of March 31, 2013:

State	Number of Cases
Florida	46
New York	9
Maryland	7
Louisiana	3
West Virginia	2
Missouri	1
Ohio	1

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
Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had until January 2008 in which to file individual lawsuits. As of March 31, 2013, Liggett and the Company are named defendants in 4,523 Engle progeny cases in both federal (1,466 cases) and state (3,057 cases) courts in Florida. These cases include approximately 5,712 plaintiffs. Other cigarette manufacturers are also named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. The number of state court Engle progeny cases may increase as multi-plaintiff cases continue to be severed into individual cases. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties. Although the Company was not named as a defendant in the Engle case, it has been named as a defendant in most of the Engle progeny cases where Liggett is named as a defendant.
As of March 31, 2013, the following Engle progeny cases have resulted in judgments against Liggett:

Date	Case Name	County	Net Compensatory Damages	Punitive Damages	Status
June 2002	Lukacs v. R.J. Reynolds	Miami-Dade	$12,418	None	Affirmed by the Third District Court of Appeal. The Judgment was satisfied and the case is concluded.
August 2009	Campbell v. R.J. Reynolds	Escambia	$156	None	Affirmed by the First District Court of Appeal. The US Supreme Court declined to review the case. Liggett satisfied the judgment in April 2012 and the case is concluded.
March 2010	Douglas v. R.J. Reynolds	Hillsborough	$1,350	None	Affirmed by the Second District Court of Appeal. In March 2013, the Florida Supreme Court affirmed. Liggett intends to file a petition for writ of certiorari to the US Supreme Court.
April 2010	Clay v. R.J. Reynolds	Escambia	$349	$1,000	Affirmed by the First District Court of Appeal. The US Supreme Court declined to review the case. Liggett satisfied the judgment in December 2012 and the case is concluded.
April 2010	Putney v. R.J. Reynolds	Broward	$3,008	None	On appeal to the Fourth District Court of Appeal. Oral argument occurred on September 27, 2012. A decision is pending.
April 2011	Tullo v. R.J. Reynolds	Palm Beach	$225	None	On appeal to the Fourth District Court of Appeal. Oral argument is set for June 19, 2013.
January 2012	Ward v. R.J. Reynolds	Escambia	$1	None	A joint and several judgment for $487 was entered against Liggett and RJR. On appeal to the First District Court of Appeal.
May 2012	Calloway v. R.J. Reynolds	Escambia	$1,947	$7,600	A joint and several judgment for $16,100 was entered against all defendants. On appeal to the Fourth District Court of Appeal.
December 2012	Buchanan v. R.J. Reynolds	Leon	$2,035	None	A joint and several judgment for $5,500 was entered against Liggett and Philip Morris. On appeal to the First District Court of Appeal.

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
Federal Engle Progeny Cases. Three federal judges (in the Merlob, B. Brown and Burr cases) ruled that the findings in Phase I of the Engle proceedings could not be used to satisfy elements of plaintiffs' claims, and two of those rulings (B. Brown and Burr) were certified by the trial court for interlocutory review. The certification was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated (in February 2009, the appeal in Burr was dismissed for lack of prosecution). In July 2010, the Eleventh Circuit ruled that plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. Rather, plaintiffs may only use the findings to establish specific facts that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made. All federal cases were stayed pending review by the Eleventh Circuit. The stays were subsequently lifted in a number of cases. At present, Liggett is a defendant in thirteen of the active cases.
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
In March 2012, in Douglas, the Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants' federal due process rights. In March 2013, the Florida Supreme Court affirmed the use of Engle jury findings and determined that there is no violation of the defendants' due process rights. The defendants intend to file a petition for writ of certiorari to the United States Supreme Court.
Liggett Only Cases.  There are currently six cases pending where Liggett is the only remaining tobacco company defendant. These cases consist of three Individual Actions and three Engle progeny cases. There has been no recent activity in the three Individual Actions. Two of the Engle progeny cases, Katz and Heavner, are currently set for trial on January 6, 2014 and March 4, 2014, respectively. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases.
In February 2009, in Ferlanti v. Liggett Group, an Individual Action, a Florida state court jury awarded compensatory damages to plaintiff and an $816 judgment was entered by the court. That judgment was affirmed on appeal and was satisfied by Liggett. Liggett paid legal fees and accrued interest of $1,231 in January 2013. Liggett previously accrued $2,000 for the Ferlanti case.
Class Actions
As of March 31, 2013, there were four actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.
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
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action, which commenced in June 2010 and ended in a mistrial. The rescheduled trial commenced in October 2011 and it, too, ended in a mistrial. A new trial commenced on April 15, 2013. If the case were to proceed against Liggett, it is estimated that Liggett could be a defendant in approximately 100 of the individual cases.
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
Health Care Cost Recovery Actions
As of March 31, 2013, there was one Health Care Cost Recovery Action pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.
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
Upcoming Trials
As of March 31, 2013, there were 30 Engle progeny cases scheduled for trial through March 31, 2014, where Liggett and/or the Company are named defendants. Trial in two Engle progeny cases, LaMotte and Cohen, are underway. There are additional cases against other cigarette manufacturers that are also scheduled for trial through March 31, 2014. Trial dates are, however, subject to change.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco's domestic shipments accounted for 3.5% of the total cigarettes sold in the United States in 2012. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 31, 2012, Liggett paid $105,000 of its $138,900 2012 MSA payment obligation. On April 15, 2013, Liggett and Vector Tobacco paid an additional $30,800, of which approximately $18,700 was paid into the disputed payments account. Liggett disputed, and withheld, approximately $3,100.
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
For 2003 through 2012, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco withheld payment or paid into a disputed payment account the amounts associated with these NPM Adjustments.
Notwithstanding provisions in the MSA requiring arbitration, litigation was filed in 49 Settling States regarding whether the application of the NPM Adjustment for 2003 was to be determined through litigation or arbitration. These actions related to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. All but one of the 48 courts that decided the issue ruled that the 2003 NPM Adjustment dispute was arbitrable. One court, the Montana Supreme Court, ruled that Montana’s claim of diligent enforcement must be litigated. The United States Supreme Court denied certiorari with respect to that opinion. In June 2012, Montana and the Participating Manufacturers reached an agreement that the Participating Manufacturers will not contest Montana's diligent enforcement for 2003.
In response to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any 2003 NPM adjustment awarded in the arbitration. In June 2010, the three person arbitration panel was selected. In November 2011, the Participating Manufacturers advised the arbitration panel that they were not contesting diligent enforcement of 16 Settling States. Substantive hearings commenced in April 2012. To date, evidentiary hearings have been held for all but three of the Settling States that have not signed the "term sheet" described below. The remaining hearings should be completed by June 2013. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings, other than as described below in connection with the settlement reached with certain Settling States.

Effective December 17, 2012, the Participating Manufacturers entered into a “term sheet” with 20 Settling States setting out terms for settlement of the NPM Adjustment for 2003 through 2012 and addressing the NPM Adjustment mechanism for those states for future years. Certain non-signatory states objected to the settlement. In March 2013, the arbitration panel entered a Stipulated Partial Settlement and Award which, among other things, overrules the objections of the non-signatory states and directed the independent auditor to implement the terms of the term sheet effective with the April 15, 2013 MSA payments. Certain non-signatory states are attempting to vacate the settlement award by filing state court actions. Although certain terms of the settlement were implemented by the independent auditor on April 15, 2013, no assurance can be given as to the ultimate outcome of the non-signatory states' challenges.

As a result of the settlement, on April 15, 2013 Liggett and Vector Tobacco paid approximately $1,695 plus accrued interest of $1,583 and released $12,913 from the disputed payments accounts to the 20 signatory states. Liggett and Vector Tobacco also recognized income of approximately $5,600 through an adjustment of the accrual and elimination of the non-current receivable of $6,542 from "Other Assets" on the Company's consolidated balance sheet at March 31, 2013. The remaining NPM Adjustment accrual of $29,159 at March 31, 2013 pertains to the amounts withheld from 2004 through 2010 relating to the dispute with the non-signatory states. Approximately $17,600 remains in the disputed payments accounts relating to the dispute with these non-signatory states.

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
The change in the method of calculation could have resulted in Liggett owing as much as $38,800 of additional MSA payments for prior years, including interest, because the proposed change from “gross” to “net” units would have lowered Liggett’s grandfathered market share exemption under the MSA. The Company estimated that Liggett’s future annual MSA payments would have been at least approximately $2,500 higher if the method of calculation was changed. In August 2011, Liggett received notice from several states seeking to initiate arbitration as to this matter. In December 2012, the parties arbitrated the dispute before a panel of three arbitrators. On February 14, 2013, the arbitrators issued a decision granting the relief sought by Liggett.  The arbitrators ruled that the limitations provisions of the MSA precluded the independent auditor from recalculating Liggett's grandfathered market share exemption or Liggett's payment obligations beyond the last four years.  The arbitrators further ruled that, for purposes of calculating Liggett's payment obligations for the applicable years, Liggett's market share should be calculated on a net basis, increased by a factor of 1.25%.  Liggett filed a motion seeking reconsideration of the part of the arbitrators' decision that would require the 1.25% increase in Liggett's market share. The states objected to Liggett's motion and seek additional relief from the panel declaring that any adjustment ordered by the panel is not limited by the four year limitations set forth in the MSA. If the arbitrator's ruling is not modified, Liggett would be required to pay approximately $16,200 for the previous five years. If the relief requested by the states is granted, Liggett could be required to pay up to approximately $36,200. The panel has agreed to hear arguments on the motions on May 29, 2013. The Company cannot quantify future annual obligations as a result of the ruling. Liggett accrued $6,300 in the accompanying consolidated financial statements for any potential liability relating to the “gross” v. “net” dispute. There can be no assurance that Liggett will be successful in seeking modification of the award or that Liggett will not be required to make additional payments, which could adversely affect the Company’s consolidated financial position, results of operations and cash flows.
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
In 2003, as a result of a dispute with Minnesota regarding its settlement agreement, Liggett agreed to pay $100 a year, in any year cigarettes manufactured by Liggett are sold in that state. In 2003 and 2004, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make certain required payments under the respective settlement agreements with these states. In December 2010, Liggett settled with Florida and agreed to pay $1,200 and to make further annual payments of $250 for a period of 21 years, starting in March 2011. The payments in years 12 – 21 will be subject to an inflation adjustment. These payments are in lieu of any other payments allegedly due to Florida under the original settlement agreement. The Company accrued approximately $3,200 for this matter in 2010. In February 2012, Mississippi provided Liggett with a 60-day notice that the state intended to pursue its remedies if Liggett did not cure the alleged defaults. Liggett responded to Mississippi's letter denying the existence of any defaults. There can be no assurance that Liggett will be able to resolve the matters with Texas and Mississippi or that Liggett will not be required to make additional payments which could adversely affect the Company's consolidated financial position, results of operations and cash flows.
Cautionary Statement.  Management is not able to predict the outcome of the litigation pending or threatened against Liggett or the Company. Litigation is subject to many uncertainties. Through March 31, 2013, Liggett has been found liable in eight Engle progeny cases in addition to the Lukacs case. In two of the cases, the verdicts were affirmed on appeal and the

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

judgments were satisfied by Liggett. Although Liggett has appealed the remaining adverse verdicts, appellate efforts to date have not been successful. Liggett has also had judgments entered against it in Individual Actions, which judgments were affirmed on appeal and satisfied by Liggett. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may attempt to settle particular cases if it believes it is in its best interest to do so.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The activity in the Company's accruals for tobacco litigation for the three months ended March 31, 2013 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2013	$32,970	$1,470	$34,440	$52,639	$1,862	$54,501
Expenses	28,389	124	28,513	—	—	—
NPM Settlement adjustment	—	—	—	(12,144)	—	(12,144)
Change in MSA obligations capitalized as inventory	96	—	96	—	—	—
Payments	—	(1,580)	(1,580)	—	—	—
Reclassification from non-current liabilities	3,277	223	3,500	(3,277)	(223)	(3,500)
Interest on withholding	—	11	11	—	42	42
Balance at March 31, 2013	$64,732	$248	$64,980	$37,218	$1,681	$38,899

The activity in the Company's accruals for tobacco litigation for the three months ended March 31, 2012 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2012	$51,174	$1,551	$52,725	$49,338	$1,600	$50,938
Expenses	33,668	98	33,766	—	—	—
Change in MSA obligations capitalized as inventory	84	—	84	—	—	—
Payments	—	(272)	(272)	—	—	—
Reclassification from non-current liabilities	—	224	224	—	(224)	(224)
Interest on withholding	—	9	9	582	335	917
Balance at March 31, 2012	$84,926	$1,610	$86,536	$49,920	$1,711	$51,631

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In February 2004, Liggett Vector Brands entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2016. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at March 31, 2013.
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

The Company's income tax benefit consisted of the following:

	Three Months Ended
	March 31,
	2013	2012
Loss before provision for income taxes	$(2,016)	$(11,182)
Income tax benefit using estimated annual effective income tax rate	(788)	(4,249)
Out-of-period adjustment related to non-deductible expenses in 2011	—	757
Impact of discrete item, net	453	—
Income tax benefit	$(335)	$(3,492)

The discrete item for the three months ended March 31, 2013 is related to the loss on the extinguishment of the 11% Senior Secured Notes. The out-of-period adjustment for the three months ended March 31, 2012 is related to a non-accrual of a non-deductible expense related to permanent difference for income taxes in the fourth quarter of 2011.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7.	NEW VALLEY LLC

The components of “Investments in non-consolidated real estate businesses” were as follows:

	March 31, 2013	December 31, 2012
Douglas Elliman Realty LLC	$64,468	$65,171
Sesto Holdings	5,037	5,037
1107 Broadway	5,839	5,566
Lofts 21	900	900
Hotel Taiwana	3,225	2,658
East 68th Street	7,000	7,000
11 Beach Street	10,137	9,642
Maryland Portfolio	4,348	4,615
701 Seventh Avenue	9,307	9,307
Queens Plaza	7,350	7,350
Chrystie Street	1,992	1,973
Investments in non-consolidated real estate businesses	$119,603	$119,219

Residential Brokerage Business. New Valley recorded income of $623 and $1,444 for the three months ended March 31, 2013 and 2012, respectively, associated with Douglas Elliman Realty, LLC. New Valley received cash distributions from Douglas Elliman Realty, LLC of $1,325 and $2,325 for the three months ended March 31, 2013 and 2012, respectively. The summarized financial information of Douglas Elliman Realty, LLC is as follows:

	March 31, 2013	December 31, 2012
Cash	$75,033	$78,015
Other current assets	7,246	8,543
Property, plant and equipment, net	15,554	15,796
Trademarks	21,663	21,663
Goodwill	38,528	38,523
Other intangible assets, net	841	897
Other non-current assets	2,735	3,182
Notes payable - current	422	466
Other current liabilities	56,068	22,065
Notes payable - long term	309	334
Other long-term liabilities	9,566	9,614
Members' equity	95,235	134,140

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2013	2012
Revenues	$74,537	$71,175
Costs and expenses	73,614	69,226
Depreciation expense	973	815
Amortization expense	56	60
Other income	142	742
Interest expense, net	—	23
Income tax expense	(59)	54
Net income	$95	$1,739

Douglas Elliman Realty is in discussions with Prudential to redeem the approximate 20% equity interest owned by a former affiliate of Prudential.  The redemption price for such equity interest is to be determined through an appraisal process in accordance with the terms of Douglas Elliman Realty's Limited Liability Company Operating Agreement. Upon completion of the redemption, Vector will own more than 50% of Douglas Elliman Realty and will consolidate Douglas Elliman Realty accordingly.

Chelsea Eleven.  In February and April 2012, Chelsea closed on the remaining utility and two residential units of the 54 unit building and the project is concluded. The Company has received net distributions of $715 from New Valley Oaktree Chelsea Eleven LLC for the three months ended March 31, 2012. Chelsea was a variable interest entity; however, the Company was not the primary beneficiary. New Valley accounted for its 40% interest in New Valley Oaktree Chelsea Eleven, LLC under the equity method of accounting. New Valley recorded equity income $1,667 for the three months ended March 31, 2012, related to New Valley Chelsea. New Valley had no exposure to loss as a result of its investment in Chelsea as of March 31, 2013.
Hotel Taiwana. New Valley and its partners contributed additional capital in March 2013 and April 2013. New Valley contributed an additional $567 in February 2013 and $3,088 in April 2013, along with other investment partners of Hill. New Valley's investment percentage did not change from year end. Hill will use the contributions to purchase the remaining interest in Hotel Taiwana.

Consolidated real estate investments:
The components of “Investments in consolidated real estate businesses, net” were as follows:

	March 31, 2013	December 31, 2012
Escena, net	$13,213	$13,295
Indian Creek	9,520	—
Investment in consolidated real estate businesses, net	$22,733	$13,295

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Investment in Escena. The components of the Company's investment in Escena are as follows:

	March 31, 2013	December 31, 2012
Land and land improvements	$11,430	$11,430
Building and building improvements	1,530	1,530
Other	1,385	1,374
	14,345	14,334
Less accumulated depreciation	(1,132)	(1,039)
	$13,213	$13,295

The Company recorded operating income of $383 and $610 for the three months ended March 31, 2013 and 2012, respectively, from Escena.

Investment in Indian Creek. In March 2013, New Valley invested $7,616 for an approximate 80% interest in Timbo LLC ("Indian Creek") which owns a residential real estate conversion project located on Indian Creek, Florida. As a result of the 80% ownership interest, the consolidated financial statements of the Company include the balances of Indian Creek which included land and building of approximately $9,520, equity interest of $7,616 and a minority interest of $1,904.

8.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of March 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$304,794	$304,794	$—	$—
Certificates of deposit	2,240	—	2,240	—
Bonds	6,306	6,306	—	—
Investment securities available for sale	82,439	76,315	6,124	—
Warrants (1)	834	—	—	834
Total	$396,613	$387,415	$8,364	$834

Liabilities:
Fair value of derivatives embedded within convertible debt	169,079	—	—	169,079
Total	$169,079	$—	$—	$169,079

(1)
Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $779 as of March 31, 2013 and are included in "Other assets". The Company recognized income of $65 for the three months ended March 31, 2013 related to the change in fair value of the Warrants.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Fair Value Measurements as of December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$372,718	$372,718	$—	$—
Certificates of deposit	2,240	—	2,240	—
Bonds	6,306	6,306	—	—
Investment securities available for sale	69,984	69,107	877	—
Warrants (1)	769	—	—	769
Total	$452,017	$448,131	$3,117	$769

Liabilities:
Fair value of derivatives embedded within convertible debt	172,128	—	—	172,128
Total	$172,128	$—	$—	$172,128

(1)	Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $717 as of December 31, 2012 and are included in "Other assets".

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
The Company recognized income of $3,049 and charges of $21,057 for the three months ended March 31, 2013 and 2012, respectively.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at March 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	March 31, 2013	Valuation Technique	Unobservable Input	Range (Actual)

Warrants	$834	Option model	Stock price	$1.66
			Exercise price	$1.68
			Term (in years)	3.6
			Volatility	65.85%
			Dividend rate	—
			Risk-free return	0.47%

Fair value of derivatives embedded within convertible debt	$169,079	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$16.12
			Convertible trading price	116.00%
			Volatility	18.00%
			Implied credit spread	9.25% - 10.25% (9.75%)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at December 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2012	Valuation Technique	Unobservable Input	Range (Actual)

Warrants	$769	Option model	Stock price	$1.40
			Exercise price	$1.68
			Term (in years)	3.8
			Volatility	76.87%
			Dividend rate	—
			Risk-free return	0.50%

Fair value of derivatives embedded within convertible debt	$172,128	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$14.87
			Convertible trading price	109.00%
			Volatility	18%
			Implied credit spread	10.00% - 11.00% (10.50%)

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of March 31, 2013 and December 31, 2012, respectively.

9.	SEGMENT INFORMATION

The Company's significant business segments for the three months ended March 31, 2013 and 2012 were Tobacco and Real Estate.  The Tobacco segment consists of the manufacture and sale of cigarettes.  The Real Estate segment includes the Company's investment in Escena, Indian Creek and investments in non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company's operations before taxes for the three months ended March 31, 2013 and 2012 follows:

			Real	Corporate
	Tobacco		Estate	and Other	Total

Three months ended March 31, 2013
Revenues	$240,402		$—	$—	$240,402
Operating income (loss)	47,160	(1)	86	(4,150)	43,096
Equity income from non-consolidated real estate businesses	—		481	—	481
Depreciation and amortization	2,385		128	83	2,596
Capital expenditures	1,937		305	1,315	3,557

Three months ended March 31, 2012
Revenues	$257,606		$—	$—	$257,606
Operating income (loss)	37,515		521	(4,590)	33,446
Equity income from non-consolidated real estate businesses	—		2,863	—	2,863
Depreciation and amortization	2,495		85	191	2,771
Capital expenditures	1,442		41	760	2,243

(1) Operating income includes $5,602 of income from a NPM Settlement.

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

The indenture of the 7.75% Senior Secured Notes contains similar guarantees and covenants to those of the 11% Senior Secured Notes, except the indenture has covenants that restrict the payment of dividends by the Company if the Company's consolidated earnings before interest, taxes, depreciation and amortization, as defined in the indenture, for the most recently ended four full quarters is less than $75,000 and the indenture also restricts the incurrence of debt if the Company's Leverage Ratio and its Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		March 31, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$335,873	$15,265	$764	$—	$351,902
Investment securities available for sale	39,950	42,489	—	—	82,439
Accounts receivable - trade, net	—	10,236	180	—	10,416
Intercompany receivables	334	—	—	(334)	—
Inventories	—	98,502	—	—	98,502
Deferred income taxes	30,719	3,573	—	—	34,292
Income taxes receivable, net	46,120	—	—	(29,316)	16,804
Restricted assets	—	2,469	—	—	2,469
Other current assets	923	4,799	254	—	5,976
Total current assets	453,919	177,333	1,198	(29,650)	602,800
Property, plant and equipment, net	3,336	54,346	499	—	58,181
Investment in consolidated real estate businesses, net	—	—	22,733	—	22,733
Long-term investments accounted for at cost	15,540	—	827	—	16,367
Long-term investments accounted for under the equity method	7,367	—	—	—	7,367
Investments in non-consolidated real estate businesses	—	—	119,603	—	119,603
Investments in consolidated subsidiaries	247,223	—	—	(247,223)	—
Restricted assets	1,890	7,864	31	—	9,785
Deferred income taxes	36,476	9,125	5,581	—	51,182
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	13,329	—	—	13,329
Other assets	47,786	9,626	499	—	57,911
Total assets	$813,537	$379,134	$150,971	$(276,873)	$1,066,769
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$17,457	$167	$—	$17,624
Current portion of employee benefits	—	2,824	—	—	2,824
Accounts payable	884	5,869	337	—	7,090
Intercompany payables	—	37	297	(334)	—
Accrued promotional expenses	—	17,348	—	—	17,348
Income taxes payable, net	—	4,173	31,473	(29,316)	6,330
Accrued excise and payroll taxes payable, net	—	7,215	—	—	7,215
Litigation accruals and current payments due under the Master Settlement Agreement	—	64,980	—	—	64,980
Deferred income taxes	21,561	9,633	—	—	31,194
Accrued interest	13,679	—	—	—	13,679
Other current liabilities	2,903	8,057	1,321	—	12,281
Total current liabilities	39,027	137,593	33,595	(29,650)	180,565
Notes payable, long-term debt and other obligations, less current portion	614,751	13,222	23	—	627,996
Fair value of derivatives embedded within convertible debt	169,079	—	—	—	169,079
Non-current employee benefits	26,017	20,002	—	—	46,019
Deferred income taxes	72,193	34,548	4,242	—	110,983
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	765	38,959	698	—	40,422
Total liabilities	921,832	244,324	38,558	(29,650)	1,175,064
Commitments and contingencies
Stockholders' deficiency	(108,295)	134,810	112,413	(247,223)	(108,295)
Total liabilities and stockholders' deficiency	$813,537	$379,134	$150,971	$(276,873)	$1,066,769

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$401,344	$3,776	$735	$—	$405,855
Investment securities available for sale	35,330	34,654	—	—	69,984
Accounts receivable - trade, net	—	11,183	64	—	11,247
Intercompany receivables	354	—	—	(354)	—
Inventories	—	100,392	—	—	100,392
Deferred income taxes	33,238	3,371	—	—	36,609
Income taxes receivable, net	33,302	—	—	(26,523)	6,779
Restricted assets	—	2,469	—	—	2,469
Other current assets	665	4,848	208	—	5,721
Total current assets	504,233	160,693	1,007	(26,877)	639,056
Property, plant and equipment, net	2,104	54,810	239	—	57,153
Investment in consolidated real estate businesses, net	—	—	13,295	—	13,295
Long-term investments accounted for at cost	15,540	—	827	—	16,367
Long-term investments accounted for under the equity method	6,432	—	—	—	6,432
Investments in non- consolidated real estate businesses	—	—	119,219	—	119,219
Investments in consolidated subsidiaries	210,525	—	—	(210,525)	—
Restricted assets	1,898	7,863	31	—	9,792
Deferred income taxes	38,077	5,669	5,396	—	49,142
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	12,870	—	—	12,870
Other assets	39,534	16,144	216	—	55,894
Total assets	$818,343	$365,560	$140,230	$(237,402)	$1,086,731
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$36,617	$161	$—	$36,778
Current portion of employee benefits	—	2,824	—	—	2,824
Accounts payable	661	5,173	265	—	6,099
Intercompany payables	—	64	290	(354)	—
Accrued promotional expenses	—	18,730	—	—	18,730
Income taxes payable, net	—	1,445	31,347	(26,523)	6,269
Accrued excise and payroll taxes payable, net	—	20,419	—	—	20,419
Litigation accruals and current payments due under the Master Settlement Agreement	—	34,440	—	—	34,440
Deferred income taxes	23,304	3,995	—	—	27,299
Accrued interest	25,410	—	—	—	25,410
Other current liabilities	5,545	9,658	1,688	—	16,891
Total current liabilities	54,920	133,365	33,751	(26,877)	195,159
Notes payable, long-term debt and other obligations, less current portion	572,023	14,860	63	—	586,946
Fair value of derivatives embedded within convertible debt	172,128	—	—	—	172,128
Non-current employee benefits	25,599	20,261	—	—	45,860
Deferred income taxes	71,777	33,793	3,962	—	109,532
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,148	54,506	704	—	56,358
Total liabilities	897,595	256,785	38,480	(26,877)	1,165,983
Commitments and contingencies
Stockholders' deficiency	(79,252)	108,775	101,750	(210,525)	(79,252)
Total liabilities and stockholders' deficiency	$818,343	$365,560	$140,230	$(237,402)	$1,086,731

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$240,402	$—	$—	$240,402
Expenses:
Cost of goods sold	—	172,956	—	—	172,956
Operating, selling, administrative and general expenses	5,876	18,494	(20)	—	24,350
Management fee expense	—	2,377	—	(2,377)	—
Operating (loss) income	(5,876)	46,575	20	2,377	43,096
Other income (expenses):
Interest expense	(32,960)	(412)	(4)	—	(33,376)
Change in fair value of derivatives embedded within convertible debt	3,049	—	—	—	3,049
Loss on extinguishment of debt	(21,458)	—	—	—	(21,458)
Equity income from non-consolidated real estate businesses	—	—	481	—	481
Equity loss on long-term investments	(23)	—	—	—	(23)
Gain on investment securities available for sale	—	5,406	—	—	5,406
Equity income in consolidated subsidiaries	31,288	—	—	(31,288)	—
Management fee income	2,377	—	—	(2,377)	—
Other, net	702	55	52	—	809
(Loss) income before provision for income taxes	(22,901)	51,624	549	(31,288)	(2,016)
Income tax benefit (expense)	21,220	(20,657)	(228)	—	335
Net (loss) income	(1,681)	30,967	321	(31,288)	(1,681)
Comprehensive income	$4,233	$34,445	$321	$(34,766)	$4,233

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$257,606	$—	$—	$257,606
Expenses:
Cost of goods sold	—	200,181	—	—	200,181
Operating, selling, administrative and general expenses	6,261	18,204	(486)	—	23,979
Management fee expense	—	2,291	—	(2,291)	—
Operating (loss) income	(6,261)	36,930	486	2,291	33,446
Other income (expenses):
Interest expense	(24,909)	(1,336)	(7)	—	(26,252)
Change in fair value of derivatives embedded within convertible debt	(21,057)	—	—	—	(21,057)
Equity income from non-consolidated real estate businesses	—	—	2,863	—	2,863
Equity loss on long-term investments	(114)	—	—	—	(114)
Equity income in consolidated subsidiaries	24,618	—	—	(24,618)	—
Management fee income	2,291	—	—	(2,291)	—
Other, net	(95)	27	—	—	(68)
(Loss) income before provision for income taxes	(25,527)	35,621	3,342	(24,618)	(11,182)
Income tax benefit (expense)	17,837	(13,233)	(1,112)	—	3,492
Net (loss) income	(7,690)	22,388	2,230	(24,618)	(7,690)
Comprehensive (loss) income	$(12,033)	$21,764	$2,230	$(23,994)	$(12,033)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash (used in) provided by operating activities	$(36,170)	$40,891	$900	$(15,538)	$(9,917)
Cash flows from investing activities:
Sale of investment securities	—	6,582	—	—	6,582
Purchase of investment securities	—	(5,000)	—	—	(5,000)
Investments in non-consolidated real estate businesses	—	—	(1,354)	—	(1,354)
Investments in consolidated real estate businesses	—	—	(7,617)		(7,617)
Increase in cash surrender value of life insurance policies	(21)	(47)	—		(68)
Decrease (increase) in non-current restricted assets	8	(1)	—		7
Investments in subsidiaries	(15,777)	—	—	15,777	—
Capital expenditures	(1,315)	(1,937)	(305)		(3,557)
Net cash used in investing activities	(17,105)	(403)	(9,276)	15,777	(11,007)
Cash flows from financing activities:
Proceeds from debt issuance	450,000	—	—		450,000
Deferred financing costs	(11,447)	—	—		(11,447)
Repayments of debt	(415,000)	(1,870)	(34)		(416,904)
Borrowings under revolver	—	214,762	—		214,762
Repayments on revolver	—	(233,691)	—		(233,691)
Capital contributions received	—	5,800	9,977	(15,777)	—
Intercompany dividends paid	—	(14,000)	(1,538)	15,538	—
Dividends and distributions on common stock	(35,749)	—	—		(35,749)
Net cash (used in) provided by financing activities	(12,196)	(28,999)	8,405	(239)	(33,029)
Net (decrease) increase in cash and cash equivalents	(65,471)	11,489	29	—	(53,953)
Cash and cash equivalents, beginning of period	401,344	3,776	735	—	405,855
Cash and cash equivalents, end of period	$335,873	$15,265	$764	$—	$351,902

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash (used in) provided by operating activities	$(7,184)	$53,892	$2,682	$(8,814)	$40,576
Cash flows from investing activities:
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in non-consolidated real estate businesses	—	—	(25)	—	(25)
Distributions from non-consolidated real estate businesses	—	—	740	—	740
Increase in cash surrender value of life insurance policies	(425)	(47)	—	—	(472)
Decrease in non-current restricted assets	271	1,015	—	—	1,286
Issuance of notes receivable	(43)	—	—	—	(43)
Proceeds from sale of fixed assets	—	11	—	—	11
Investments in subsidiaries	(658)	—	—	658	—
Capital expenditures	(759)	(1,442)	(42)	—	(2,243)
Net cash (used in) provided by investing activities	(6,614)	(463)	673	658	(5,746)
Cash flows from financing activities:
Proceeds from debt issuance	—	9,870	—	—	9,870
Deferred financing costs	—	(150)	—	—	(150)
Repayments of debt	—	(11,494)	(32)	—	(11,526)
Borrowings under revolver	—	236,595	—	—	236,595
Repayments on revolver	—	(258,064)	—	—	(258,064)
Capital contributions received	—	600	58	(658)	—
Intercompany dividends paid	—	(6,000)	(2,814)	8,814	—
Dividends and distributions on common stock	(32,975)	—	—	—	(32,975)
Proceeds from exercise of Vector options and warrants.	44	—	—	—	44
Tax benefits from exercise of Vector options and warrants	4	—	—	—	4
Net cash used in financing activities	(32,927)	(28,643)	(2,788)	8,156	(56,202)
Net (decrease) increase in cash and cash equivalents	(46,725)	24,786	567	—	(21,372)
Cash and cash equivalents, beginning of period	238,262	2,488	173	—	240,923
Cash and cash equivalents, end of period	$191,537	$27,274	$740	$—	$219,551

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

All of our tobacco operation's unit sales volume in 2012 and for the first three months of 2013 was in the discount segment, which management believes has been the primary growth segment in the industry for more than a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
Our tobacco subsidiaries' cigarettes are produced in approximately 117 combinations of length, style and packaging. Liggett's current brand portfolio includes:

•	PYRAMID - the industry's first deep discount product with a brand identity re-launched in the second quarter of 2009,

•	GRAND PRIX - re-launched as a national brand in 2005,

•	LIGGETT SELECT - a leading brand in the deep discount category,

•	EVE - a leading brand of 120 millimeter cigarettes in the branded discount category,

•	EAGLE 20's - relaunched as a deep discount brand in January 2013, and

•	USA and various Partner Brands and private label brands.
In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT's unit volume was 6.0% for the three months ended March 31, 2013 and 7.0% of Liggett's unit volume for the year ended December 31, 2012. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX's unit volume was 7.8% of Liggett's unit volume for the three months ended March 31, 2013 and 9.6% for the year ended December 31, 2012. In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett's family of brands with 70.3% of Liggett's unit volume for the three months ended March 31, 2013 and 62.7% for the year ended December 31, 2012. In January 2013, Liggett repackaged and relaunched EAGLE 20's to distributors and retailers. EAGLE 20's is marketed to compete with brands positioned in the deep discount segment.
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

Recent Developments

7.75% Senior Secured Notes due 2021. In February 2013, we issued $450,000 of our 7.75% senior secured notes due 2021 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. We agreed to consummate a registered exchange offer for the 7.75% senior secured notes within 360 days after the date of the initial issuance of the 7.75% senior secured notes. On April 26, 2013, we commenced an offer to exchange our 7.75% Senior Secured Notes for an equal amount of newly issued 7.75% Senior Secured Notes due 2021. The new 7.75% Senior Secured Notes have substantially the same terms as the original 7.75% Senior Secured Notes, except that our new 7.75% Senior Secured Notes have been registered under the Securities Act.
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
The aggregate net proceeds from the issuance of the 7.75% senior secured notes were approximately $438,250 after deducting offering expenses. We used the net proceeds of the issuance for the cash tender offer described below and the redemption price for any existing 11% senior secured notes that were not tendered, plus accrued and unpaid interest plus any related fees and expenses.
Tender Offer. On January 29, 2013, we announced we were commencing a cash tender offer with respect to any and all of the outstanding $415,000 of our 11% senior secured notes due 2015. We retired $336,315 of the 11% senior secured notes at a premium of 104.292%, plus accrued and unpaid interest, on February 12, 2013. The remaining $78,685 of the 11% senior secured notes were called and were retired on March 14, 2013 at a redemption price of 103.667% plus accrued and unpaid interest. We recorded a loss on the extinguishment of the debt of $21,458 for the three months ended March 31, 2013, which included $17,820 of premium and tender offer costs and non-cash interest expense of $3,638 related to the write-off of net unamortized debt discount and deferred finance costs.
Prudential Franchise Agreements. Douglas Elliman Realty is in discussions with Prudential related to certain matters in connection with the franchise agreements, and Douglas Elliman Realty has elected to cease operating as a Prudential franchisee.  Douglas Elliman Realty is seeking a resolution of these matters. The franchise agreements expired on March 13, 2013. As a result of the termination or expiration of the franchise agreements, in accordance with the terms of the Limited Liability Company Operating Agreement, Douglas Elliman Realty is required to redeem the approximate 20% equity interest owned by a former affiliate of Prudential.  The redemption price for such equity interest is to be determined through an appraisal process in accordance with the terms of Douglas Elliman Realty's Limited Liability Company Operating Agreement.
Investment in Indian Creek. In March 2013, New Valley invested $7,616 for an approximate 80% interest in Timbo LLC ("Indian Creek") which owns a residential real estate conversion project located on Indian Creek, Florida. As a result of the 80% ownership interest, the consolidated financial statements of the Company include the balances of Indian Creek which included land and building of approximately $9,520 included in Consolidated Real Estate Businesses, equity interest of $7,616 and a non-controlling interest of $1,904.
Hotel Taiwana. New Valley and its partners contributed additional capital in March 2013 and April 2013. New Valley contributed an additional $567 in February 2013 and $3,088 in April 2013, along with other investment partners of Hill. New Valley's investment percentage did not change from year end. Hill will use the contributions to purchase the remaining interest in Hotel Taiwana.
NPM Adjustment.  In March 2006, an economic consulting firm selected pursuant to the MSA determined that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers, to non-participating manufacturers, for 2003. This is known as the “NPM Adjustment.” Effective December 17, 2012, while in the process of arbitrating with certain settling states over the 2003 NPM Adjustment, the Participating Manufacturers entered into a “term sheet” with 20 settling states setting out terms for settlement of the NPM Adjustment for 2003 through 2012 and addressing the NPM Adjustment mechanism for those states for future years. Certain non-signatory states objected to the settlement. In March 2013, the arbitration panel entered a Stipulated Partial Settlement and Award which, among other things, overrules the objections of the non-signatory states and directed the independent auditor to implement the terms of the term sheet effective with the April 15, 2013 MSA payments. Certain non-signatory states are attempting to vacate the settlement award by filing state court actions. Although certain terms of the settlement were implemented by the independent auditor on April 15, 2013, no assurance can be given as to the ultimate outcome of the non-signatory states' challenges.
As a result of the settlement, on April 15, 2013 Liggett and Vector Tobacco paid approximately $1,695 plus accrued interest of $1,583 and released $12,913 from the disputed payments accounts to the 20 signatory states. Liggett and Vector Tobacco also recognized income of approximately $5,600 through an adjustment of the accrual and elimination of the non-current receivable of $6,542 from "Other Assets" on the Company's consolidated balance sheet at March 31, 2013. The remaining NPM Adjustment accrual of $29,159 at March 31, 2013 pertains to the amounts withheld from 2004 through 2010 relating to the dispute with the non-signatory states. Approximately $17,600 remains in the disputed payments accounts relating to the dispute with these non-signatory states.

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
As of March 31, 2013, there were 4,523 Engle progeny cases, 69 individual product liability lawsuits, four purported class actions and one healthcare cost recovery action pending in the United States in which Liggett or us, or both, were named as a defendant. To date, adverse verdicts have been entered against Liggett in eight Engle progeny cases.
Engle Progeny Cases.  In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court's July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court's reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and us are currently named in 4,523 Engle progeny cases in both federal (1,466 cases) and state (3,057 cases) courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. These cases include approximately 5,712 plaintiffs.
Liggett Only Cases.  There are currently six cases pending where Liggett is the only remaining tobacco company defendant. These cases consist of three Individual Actions and three Engle progeny cases. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases.
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

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2012. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

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

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three months ended March 31, 2013 and 2012 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes our investments in consolidated and non-consolidated real estate businesses.

	Three Months Ended
	March 31
	2013		2012
Revenues:
Tobacco	$240,402		$257,606
Operating income:
Tobacco	$47,160	(1)	$37,515
Real Estate	86		521
Corporate and other	(4,150)		(4,590)
Total operating income	$43,096		$33,446
____________________

(1) Operating income includes $5,602 of income from a NPM Settlement.

Three Months Ended March 31, 2013 Compared to Three Months ended March 31, 2012

Revenues. All of our revenues were from the Tobacco segment for the first quarter of 2013 and 2012. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE, and GRAND PRIX by $1.00 per carton in June 2012, and $0.60 per carton in December 2012.

All of our sales in 2013 and 2012 were in the discount category. For the three months ended March 31, 2013, revenues were $240,402 compared to $257,606 for the three months ended March 31, 2012. Revenues declined by 6.7% ($17,204) primarily due to an unfavorable sales volume of $30,983 (approximately 258.6 million units or 10.7%) offset by a favorable price variance of $13,779 primarily related to increases in price of the Company's core brands. Liggett's first quarter 2013 results had two fewer shipping days than its first quarter 2012 and, adjusting for two fewer shipping days, Liggett's volume would have declined by 7.7%.

Cost of goods sold. Our cost of goods sold declined from $200,181 for the three months ended March 31, 2012 to $172,956 for the three months ended March 31, 2013. The major components of our cost of goods sold are federal excise taxes, expenses under the MSA, FDA legislation and tobacco buyout, which are variable costs based on the number of units sold, and tobacco and other manufacturing costs, which are fixed and variable costs. Federal excise taxes declined from $121,925 for the three months ended March 31, 2012 to $108,911 for the three months ended March 31, 2013 as a result of decreased unit sales volume of 10.7%. Tobacco and other manufacturing costs were $28,827 and $30,575 for the three months ended March 31, 2013 and 2012, respectively. Expenses under the MSA were $22,788 and $33,668 for the three months ended March 31, 2013 and 2012, respectively. The 2013 MSA expenses were reduced by the $5,602 NPM settlement.

Tobacco gross profit. Tobacco gross profit was $67,445 for the three months ended March 31, 2013 compared to $57,425 for the three months ended March 31, 2012. This represented an increase of $10,020 (17.4%) from the 2012 period. This increase was due primarily to higher prices and the $5,602 from the NPM settlement. As a percentage of revenues (excluding federal excise taxes), Tobacco gross profit increased to 51.3% in the 2013 period (47.0% adjusting for the NPM Settlement) compared to gross profit of 42.3% in the 2012 period due to higher prices and the NPM settlement.

Expenses. Operating, selling, general and administrative expenses were $24,350 for the three months ended March 31, 2013 compared to $23,979 for the same period last year, an increase of $371 (1.5%). Tobacco expenses were $20,285 for the three months ended March 31, 2013 compared to $19,910 for the same period in the prior year. The increase of $375 was primarily the result of an increased sales force in 2013 and an increase in point of sales materials. Tobacco product liability legal expenses and other litigation costs were $1,609 and $1,961 for the three months ended March 31, 2013 and 2012, respectively. Expenses at the corporate level decreased from $4,590 to $4,151.

Operating income. Operating income was $43,096 for the three months ended March 31, 2013 compared to $33,446 for the same period last year, an increase of $9,650 (28.9%). Tobacco segment operating income increased to $47,160 in 2013 from $37,515 in 2012 primarily due to higher prices and the NPM settlement in 2013. The real estate segment operating income was $86 and $521 for the three months ended March 31, 2013 and 2012, respectively, related primarily to Escena's operations.

Other income (expenses). Other expenses were $45,112 for the three months ended March 31, 2013 compared to expenses of $44,628 for the same period last year. For the three months ended March 31, 2013, other expenses primarily consisted of interest expense of $33,376, loss on the extinguishment of debt of $21,458 and equity loss on long-term investments of $23. This was offset by equity income on non-consolidated real estate businesses of $481, income of $3,049 from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $5,406 , and other income of $809. For the three months ended March 31, 2012, other expenses primarily consisted of interest expense of $26,252, charges of $21,057 for changes in fair value of derivatives embedded within convertible debt, an equity loss on long-term investments of $114, and other expenses of $68. The expenses were offset by equity income on nonconsolidated real estate businesses of $2,863.
The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility.  We recognized income of $3,049 and charges of $21,057 for the three months ended March 31, 2013 and 2012, respectively.

Loss before provision for income tax benefit. Loss before provision for income tax benefit for the three months ended March 31, 2013 was $2,016 compared to $11,182 for the three months ended March 31, 2012.

Income tax benefit. The income tax benefit was $335 and $3,492 for the three months ended March 31, 2013 and 2012, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the three months ended March 31, 2013, our income tax benefit was reduced by $453 due to the discrete item related to the loss on the extinguishment of the 11% Senior Secured Notes. For the three months ended March 31, 2012, our income tax benefit was reduced by an out-of-period adjustment of $757 related to a non-accrual of a non-deductible expense related to a permanent difference for income taxes in the fourth quarter of 2011.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $53,953 for the three months ended March 31, 2013 compared to a decrease of $21,372 for the three months ended March 31, 2012.
Cash used in operations was $9,917 for the three months ended March 31, 2013 compared to cash provided by operations of $40,576 for the three months ended March 31, 2012. The change primarily related to cash payments in the 2013 period associated with the extinguishment of our 11% Senior Secured Notes due 2015, lower settlement accruals under the MSA in the 2013 period due to the NPM Settlement and lower unit sales, higher collections of accounts receivable in the 2012 period compared to the 2013 period due to the timing of sales in the fourth quarter of the previous year, higher excise tax payments in the 2013 period associated with the timing of shipments during the fourth quarter of 2012 and higher cash interest expenditures primarily due to the November 2012 issuance of our 7.5% Senior Convertible Notes due 2019. The amounts were offset in part by increased operating income in 2013.
Cash used in investing activities was $11,007 and $5,746 for the three months ended March 31, 2013 and 2012, respectively. In the first three months of 2013, cash used in investing activities was for investments in consolidated real estate business of $7,617, the purchase of investment securities of $5,000, capital expenditures of $3,557, investment in non-consolidated real estate businesses of $1,354 and an increase in cash surrender value of corporate-owned life insurance policies of $68. This was offset by the sale of investment securities of $6,582 and an increase in non-current restricted assets of $7. In the first three months of 2012, cash used for investing activities was for the purchase of long-term investments of $5,000, capital expenditures of $2,243, an increase in cash surrender value of corporate-owned life insurance policies of $472, the issuance of notes receivable of $43 and investments in non-consolidated real estate businesses of $25. This was offset by decrease in restricted assets of $1,286, distributions from non-consolidated real estate businesses of $740 and the proceeds from the sale of fixed assets of $11.
Cash used in financing activities was $33,029 and $56,202 for the three months ended March 31, 2013 and 2012, respectively. In the first three months of 2013, cash was used for the repayment of debt of $416,904, distributions on common stock of $35,749, net repayments of debt under the revolver of $18,929 and deferred financing costs of $11,447. This was offset by proceeds from debt issuance of $450,000, In the first three months of 2012, cash was used for distributions on common stock of $32,975, net repayments of debt under the revolver of $21,469 , repayment of debt of $11,526 and deferred financing costs of $150. This was offset by proceeds from debt issuance of $9,870, proceeds from the exercise of Vector options of $44, and tax benefit of options exercised of $4.
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
The Credit Facility expires on March 8, 2015; provided that Liggett may terminate the Credit Facility prior to March 8, 2015 at any time by giving at least 30 days prior written notice to Wells Fargo, and Wells Fargo may, at Well Fargo's option, terminate the Credit Facility at any time upon the occurrence and during the continuance of an Event of Default. Prime rate loans under the facility bear interest at a rate equal to the prime rate of Wells Fargo with Eurodollar rate loans bearing interest at a rate of 2.0% above Wells Fargo's adjusted Eurodollar rate. The credit facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the credit facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the credit facility, is less than $20,000. The covenants also require that annual Capital Expenditures, as defined under the credit facility (before a maximum carryover amount of $2,500), shall not exceed $15,000 during any fiscal year except for 2010, when Liggett was permitted to incur Capital Expenditures of up to $33,000. Liggett had future machinery and equipment purchase commitments of $4,746 at March 31, 2013.
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
As of March 31, 2013, $14,607 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the Credit Facility was approximately $35,393 based on eligible collateral at March 31, 2013. At March 31, 2013, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett's EBITDA, as defined, were approximately $171,525 for the twelve months ended March 31, 2013.
Tobacco Litigation. In June 2002, the jury in an Engle progeny case awarded $24,835 of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict was affirmed on appeal and Liggett paid $14,361 in June 2010. To date, eight other verdicts have been entered in Engle progeny cases against Liggett in the total amount of approximately $17,671, plus attorneys' fees and interest. Three of these verdicts have been affirmed on appeal. Liggett has satisfied the judgments in two cases. It is possible that additional cases could be decided unfavorably. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

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
Vector.   In February 2013, we issued $450,000 of our 7.75% senior secured notes due 2021 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The aggregate net proceeds from the issuance of the 7.75% senior secured notes were approximately $438,250 after deducting offering expenses. We used the net proceeds of the issuance for a cash tender offer for any existing 11% senior secured notes announced on January 29, 2013 with respect to any and all of the outstanding $415,000 of our 11% senior secured notes due 2015. We retired $336,315 of the 11% senior secured notes at a premium of 104.292%, plus accrued and unpaid interest, on February 12, 2013. We called and then retired the remaining $78,685 of the 11% senior secured notes at a redemption price of 103.667% plus accrued and unpaid interest, on March 14, 2013. We recorded a loss on the extinguishment of the debt of $21,458 for the three months ended March 31, 2013, which included $17,820 of premium and tender offer costs and non-cash interest expense of $3,638 related to the write-off of net unamortized debt discount and deferred finance costs.
We agreed to consummate a registered exchange offer for the 7.75% senior secured notes within 360 days after the date of the initial issuance of the 7.75% senior secured notes. On April 26, 2013, we commenced an offer to exchange our 7.75% Senior Secured Notes for an equal amount of newly issued 7.75% Senior Secured Notes due 2021. The new 7.75% senior secured notes to be issued in the exchange offer will have substantially the same terms as the original notes, except that the new 7.75% senior secured notes will have been registered under the Securities Act. We will be required to pay additional interest on the 7.75% senior secured notes if we fail to timely comply with our obligations under the Registration Rights Agreement until such time as we comply.
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

	Indenture	March 31, 2013	December 31, 2012
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$245,839	$231,385
Leverage ratio, as defined	<3.0 to 1	0.8 to 1	0.5 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.1 to 1	Negative

We and our subsidiaries have significant indebtedness and debt service obligations. At March 31, 2013, we and our subsidiaries had total outstanding indebtedness of $911,621. Approximately $157,500  of our 6.75% convertible notes mature in 2014. We are required to offer to repurchase on June 15, 2016, the remaining $43,222 of our 3.875% Variable Interest Senior Convertible Debentures due 2026. Approximately $230,000 of our 7.5% variable interest convertible notes mature in 2019. We incurred an additional $450,000 of indebtedness in connection with the February 2013 offering of our 7.75% senior secured notes due 2021. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

We believe that our cigarette operations are positive cash flow generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $351,900, investment securities available for sale of approximately $82,400, long-term investments with an estimated value of approximately $26,300 and availability under Liggett's credit facility of approximately $35,400 at March 31, 2013. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.  We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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

As of March 31, 2013, approximately $14,600 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of March 31, 2013, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $146.
In addition, as of March 31, 2013, $164,751 ($430,752 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $5,317 with approximately $92 resulting from the embedded derivative associated with our 6.75% note due 2014, $174 resulting from the embedded derivative associated with our 6.75% exchange notes due 2014, $2,886 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes, and the remaining $2,165 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $11,000 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility.The range of estimated fair market values of our embedded derivatives was between $171,852 and $166,386. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $169,079 as of March 31, 2013. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
We held investment securities available for sale totaling $82,439 at March 31, 2013, which includes 13,891,205 common shares of Ladenburg Thalmann Financial Services Inc. carried at $23,059 and 1,000,000 warrants carried at $779.

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
On June 22, 2009, the President signed into law the Family Smoking Prevention and Tobacco Control Act (the "Tobacco Control Act"). The law grants the Food and Drug Administration (“FDA”) broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero. Among other measures, the law (under various deadlines):

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
TPSAC completed its review of the use of menthol in cigarettes and issued a report with recommendations to FDA in March 2011. The report states that “removal of menthol cigarettes from the marketplace would benefit public health in the United States,” but does not expressly recommend that FDA ban menthol cigarettes. FDA is considering the report and recommendations of TPSAC and will make a determination about what future regulatory action, if any, it believes is warranted. A decision by FDA to ban menthol in tobacco products could have a material adverse effect on us.
The law imposes user fees on certain tobacco product manufacturers in order to fund tobacco-related FDA activities. User fees will be allocated among tobacco product classes according to a formula set out in the legislation, and then among manufacturers and importers within each class based on market share. FDA user fees for Liggett and Vector Tobacco for 2012 were $17,308 and we estimate that they will increase in the future.
The law also imposes significant new restrictions on the advertising and promotion of tobacco products. For example, as required under the law, FDA has reissued certain regulations previously issued by them in 1996 (which were struck down by the Supreme Court in 2000 as beyond FDA's authority). Subject to limitations imposed by a federal injunction (discussed below), these regulations took effect on June 22, 2010. As written, these regulations significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color and graphics in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events, and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for nontobacco products.
In August 2009, several cigarette manufacturers filed a federal lawsuit against FDA challenging the constitutionality of a number of the restrictions imposed by the Tobacco Control Act, including the ban on color and graphics in advertising, the color graphic and non-graphic warning label requirement, limits on the right to make truthful statements regarding modified risk tobacco products, restrictions on the placement of outdoor advertising, and a ban on the distribution of product samples. In January 2010, a federal district court in Kentucky ruled that the regulations' ban on the use of color and graphics in certain tobacco product advertising was unconstitutional and prohibited FDA from enforcing that ban. The court, however, let stand numerous other advertising and promotion restrictions. In March 2010, both parties appealed this decision. In May 2010, FDA issued a guidance document indicating that it intends to exercise its enforcement discretion and not commence enforcement actions based upon these provisions during the pendency of the litigation. In March 2012, a federal appellate court reviewing the district court's decision also let stand numerous advertising and promotion restrictions, but held that the ban on the use of color and graphics in advertising was unconstitutional. In May 2012, the federal appellate court denied the cigarette manufactures' petition for rehearing en banc. In October 2012, the cigarette manufacturers filed a petition for writ of certiorari in the United States Supreme Court which was denied in April 2013.
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
In June 2011, FDA issued a final rule that would have modified the required warnings that appear on cigarette packages and in cigarette advertisements. The rule would have required each cigarette package and advertisement to bear one of nine new textual warning statements accompanied by graphic images. The warnings would appear on at least the top 50% of the front and rear panels of cigarette packages and occupy at least 20% of cigarette advertisements. In August 2011, a number of cigarette manufacturers, including Liggett, filed a federal lawsuit against FDA challenging the constitutionality of these new graphic images on First Amendment and other grounds and seeking an injunction staying implementation of the graphic images, and other related labeling requirements. In February 2012, the court granted the industry's motion for summary judgment permanently enjoining implementation of FDA's graphic warnings regulation on First Amendment grounds. This decision was affirmed on appeal and FDA did not seek United States Supreme Court review. Should FDA ultimately issue new graphic warnings that are deemed constitutionally valid, the decision provides that such warnings would go into effect 15 months after they are issued. We cannot predict how the inclusion of new warnings, if ultimately required by FDA in new rulemaking, will impact product sales or whether it will have a material adverse effect on us.

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
Manufacturers of products first introduced after February 15, 2007 and before March 22, 2011 who submitted a substantial equivalence report to FDA prior to March 23, 2011 may continue to market the tobacco product unless FDA issues an order that the product is not substantially equivalent. Failure to timely submit the report, or FDA's conclusion that such a “new tobacco product” is not substantially equivalent, will cause the product to be deemed misbranded and/or adulterated. After March 22, 2011, a “new tobacco product” may not be marketed without an FDA substantial equivalence determination. Prior to the deadline, Liggett and Vector Tobacco submitted substantial equivalence reports to FDA for numerous products. It is possible that FDA could determine some, or all, of these products are not “substantially equivalent” to a preexisting tobacco product. Such a determination could prevent us from marketing these products in the United States and could have a material adverse effect on us.
It is likely that the Tobacco Control Act could result in a decrease in cigarette sales in the United States, including sales of Liggett's and Vector Tobacco's brands. Total compliance and related costs are not possible to predict and depend on the future requirements imposed by FDA under the new law. Costs, however, could be substantial and could have a material adverse effect on the companies' financial condition, results of operations, and cash flows. Failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on the business, financial condition and results of operation of both Liggett and Vector Tobacco. At present, we are not able to predict whether the Tobacco Control Act will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry, thus affecting its competitive position.
In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products have been assessed $10,140,000 over a ten year period, commencing in 2005, to compensate tobacco growers and quota holders for the elimination of their quota rights. For 2012, cigarette manufacturers were responsible for approximately 89% of the assessment based on relative unit volume of domestic cigarette shipments. Liggett’s and Vector Tobacco’s assessment was $30,874 for 2012. The annual assessments are set to expire at the end of 2014.
Cigarettes are subject to substantial and increasing federal, state and local excise taxes. On April 1, 2009, the federal cigarette excise tax increased from $0.39 to $1.01 per pack. State excise taxes vary considerably and, when combined with sales taxes, local taxes and the federal excise tax, may exceed $4.00 per pack. Both the Federal government and many states are considering, or have pending, legislation proposing further excise tax increases. Management believes increases in excise and similar taxes have had, and will continue to have, an adverse effect on sales of cigarettes.
Over the last several years all 50 states and the District of Columbia have enacted virtually identical legislation requiring cigarettes to meet a laboratory test standard for reduced ignition propensity. Cigarettes that meet this standard are referred to as “fire standards compliant” or “FSC,” and are sometimes commonly called “self-extinguishing.” All of the cigarettes that Liggett and Vector Tobacco manufacture are fire standards compliant. Compliance with such legislation is burdensome and costly and could harm the business of Liggett and Vector Tobacco, particularly if standards were to vary from state to state.
A wide variety of federal, state and local laws limiting the advertising, sale and use of cigarettes have proliferated in recent years. For example, many local laws prohibit smoking in restaurants and other public places, and many employers have initiated programs restricting or eliminating smoking in the workplace. There are various other legislative efforts pending at the federal, state or local level which seek to, among other things, eliminate smoking in public places, curtail affirmative defenses of tobacco companies in product liability litigation, and further restrict the sale, marketing and advertising of cigarettes and other tobacco products. This trend has had, and is likely to continue to have, an adverse effect on us. It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented.
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
Further information on the risks and uncertainties to our business include the risk factors discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.
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

Item 1A. Risk Factors

Except as set forth below, there are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K, as amended, for the year ended December 31, 2012.

We have significant liquidity commitments

We have certain liquidity commitments that could require the use of our existing cash resources. As of March 31, 2013, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months included the following:

•	cash interest expense of approximately $91.9 million,

•	dividends on our outstanding common shares (currently at an annual rate of approximately $149.1 million, and

•	other corporate expenses and taxes.

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

We and our subsidiaries have significant indebtedness and debt service obligations. At March 31, 2013, we and our subsidiaries had total outstanding indebtedness of $911,621. Approximately $157,500  of our 6.75% convertible notes mature in 2014. We are required to offer to repurchase on June 15, 2016, the remaining $43,222 of our 3.875% Variable Interest Senior Convertible Debentures due 2026. Approximately $230,000 of our 7.5% variable interest convertible notes mature in 2019. We incurred an additional $450,000 of indebtedness in connection with the February 2013 offering of our 7.75% senior secured notes due 2021. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except for and as discussed in our filing on Form 8-K dated February 12, 2013 related to an additional $450,000 principal amount of our 7.75% Senior Secured Notes, no securities of ours which were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the three months ended March 31, 2013. We agreed to consummate a registered exchange offer for the 7.75% senior secured notes within 360 days after the date of the initial issuance of the 7.75% senior secured notes. On April 26, 2013, we commenced an offer to exchange our 7.75% Senior Secured Notes for an equal amount of newly issued 7.75% Senior Secured Notes due 2021. The new 7.75% Senior Secured Notes have substantially the same terms as the original 7.75% Senior Secured Notes, except that our new 7.75% Senior Secured Notes have been registered under the Securities Act.

Item 6.    Exhibits

*4.1
Indenture, dated as of February 12, 2013, among Vector, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 7.75% Senior Secured Notes due 2021, including Form of Note (incorporated by reference to Exhibit 4.1 of Vector's Form 8-K dated February 12, 2013).

*4.2
Pledge Agreement, dated as of February 12, 2013, by and between VGR Holding LLC U.S. Bank National Association, as collateral agent, relating to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.3 of Vector's Form 8-K dated February 12, 2013).

*4.3
Security Agreement, dated as of February 12, 2013, by and between Vector Tobacco Inc. and U.S. Bank National Association, as collateral agent, relating to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.4 of Vector's Form 8-K dated February 12, 2013).

*4.4
Security Agreement, dated as of February 12, 2013, among Liggett Group LLC, 100 Maple LLC and U.S. Bank National Association, as collateral agent, relating to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.5 of Vector's Form 8-K dated February 12, 2013).

*4.5
Intercreditor Agreement, dated as of February 12, 2013, among Liggett Group LLC, 100 Maple LLC, U.S. Bank National Association and Wells Fargo Bank, National Association, relating to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.6 of Vector's Form 8-K dated February 12, 2013).

*4.6
Sixth Supplemental Indenture, dated as of February 12, 2013, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 11% Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.7 of Vector's Form 8-K dated February 12, 2013).

10.1	Stock Option Agreement, dated February 26, 2013, between Vector and Howard M. Lorber.

10.2	Stock Option Agreement, dated February 26, 2013, between Vector and Richard J. Lampen.

10.3	Stock Option Agreement, dated February 26, 2013, between Vector and J. Bryant Kirkland III.

10.4	Stock Option Agreement, dated February 26, 2013, between Vector and Marc N. Bell.

*10.5
Term Sheet agreed to by Liggett Group LLC, certain other Participating Manufacturers, 18 states, the District of Columbia and Puerto Rico (Incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s (Commission File Number 1-32258) Form 8-K, dated March 12, 2013).

*10.6
Registration Rights Agreement, dated as of February 12, 2013, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.2 of Vector's Form 8-K dated February 12, 2013).

12.1
Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2012 and for each of the three months within the periods ended March 31, 2013 and 2012.

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

*99.2
Arbitration Panel’s Entry of Stipulated Partial Settlement and Award, dated March 12, 2013 (incorporated by reference to Exhibit 99.2 to Reynolds American Inc.’s (Commission File Number 1-32258) Form 8-K, dated March 12, 2013).

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

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and
Chief Financial Officer
Date:	May 1, 2013