Form 10-Q
period 2013-06-30
VECTOR GROUP LTD
filed 2013-08-01
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2013

VECTOR GROUP LTD.
(Exact name of registrant as specified in its charter)

Delaware	1-5759	65-0949535
(State or other jurisdiction of incorporation	Commission File Number	(I.R.S. Employer Identification No.)
incorporation or organization)

4400 Biscayne Boulevard
Miami, Florida 33137
305/579-8000
(Address, including zip code and telephone number, including area code, of the principal executive offices)

100 S.E. Second Street
Miami, Florida 33131
(Former address, if changed since last report)

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
☐ Yes ☒ No

At July 31, 2013, Vector Group Ltd. had 89,983,587 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2013	December 31, 2012
ASSETS:
Current assets:
Cash and cash equivalents	$281,713	$405,855
Investment securities available for sale	134,141	69,984
Accounts receivable - trade, net	12,495	11,247
Inventories	96,761	100,392
Deferred income taxes	32,017	36,609
Income taxes receivable, net	16,631	6,779
Restricted assets	1,241	2,469
Other current assets	5,220	5,721
Total current assets	580,219	639,056
Property, plant and equipment, net	58,067	57,153
Investment in consolidated real estate businesses, net	23,200	13,295
Long-term investments accounted for at cost	21,292	16,367
Long-term investments accounted for under the equity method	6,671	6,432
Investments in non-consolidated real estate businesses	142,878	119,219
Restricted assets	12,288	9,792
Deferred income taxes	54,140	49,142
Intangible asset	107,511	107,511
Prepaid pension costs	13,787	12,870
Other assets	49,490	55,894
Total assets	$1,069,543	$1,086,731
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$33,906	$36,778
Current payments due under the Master Settlement Agreement	59,685	32,970
Current portion of employee benefits	2,824	2,824
Accounts payable	5,920	6,099
Accrued promotional expenses	17,618	18,730
Income taxes payable	6,423	6,269
Accrued excise and payroll taxes payable, net	1,208	20,419
Litigation accruals	281	1,470
Deferred income taxes	32,030	27,299
Accrued interest	22,398	25,410
Other current liabilities	13,080	16,891
Total current liabilities	195,373	195,159
Notes payable, long-term debt and other obligations, less current portion	638,352	586,946
Fair value of derivatives embedded within convertible debt	166,629	172,128
Non-current employee benefits	46,377	45,860
Deferred income taxes	112,444	109,532
Payments due under the Master Settlement Agreement	35,630	52,639
Litigation accruals	1,738	1,862
Other liabilities	2,502	1,857
Total liabilities	1,199,045	1,165,983
Commitments and contingencies
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 93,708,273 and 93,658,273 shares issued and 89,948,411 and 89,898,411 shares outstanding	8,994	8,989
Additional paid-in capital	—	—
Accumulated deficit	(123,554)	(65,116)
Accumulated other comprehensive loss	(3,232)	(10,268)
Less: 3,759,862 shares of common stock in treasury, at cost	(12,857)	(12,857)
Total Vector Group Ltd. stockholders' deficiency	(130,649)	(79,252)
Non-controlling interest	1,147	—
Total stockholders' deficiency	(129,502)	(79,252)
Total liabilities and stockholders' deficiency	$1,069,543	$1,086,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues*	$249,120	$276,594	$489,522	$534,200

Expenses:
Cost of goods sold*	180,430	211,752	353,386	411,933
Operating, selling, administrative and general expenses	24,450	23,914	48,800	47,893
Operating income	44,240	40,928	87,336	74,374

Other income (expenses):
Interest expense	(32,086)	(26,509)	(65,462)	(52,761)
Loss on extinguishment of debt	—	—	(21,458)	—
Change in fair value of derivatives embedded within convertible debt	2,450	(6,003)	5,499	(27,060)
Acceleration of interest expense related to debt conversion	—	(7,888)	—	(7,888)
Equity income from non-consolidated real estate businesses	6,804	5,232	7,285	8,095
Equity income (loss) on long-term investments	846	(1,215)	823	(1,329)
(Loss) gain on sale of investment securities available for sale	(197)	—	5,209	—
Other, net	1,471	583	2,280	515

Income (loss) before provision for income taxes	23,528	5,128	21,512	(6,054)
Income tax expense (benefit)	10,017	1,233	9,682	(2,259)

Net income (loss)	13,511	3,895	11,830	(3,795)

Net income (loss) attributed to non-controlling interest	—	—	—	—

Net income (loss) attributed to Vector Group Ltd.	$13,511	$3,895	$11,830	$(3,795)

Per basic common share:

Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.15	$0.05	$0.13	$(0.05)

Per diluted common share:

Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.15	$0.05	$0.13	$(0.05)

Cash distributions and dividends declared per share	$0.40	$0.38	$0.80	$0.76

* Revenues and Cost of goods sold include excise taxes of $112,596, $130,967, $221,507 and $252,892, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)	$13,511	$3,895	$11,830	$(3,795)

Net unrealized gains (losses) on investment securities available for sale:
Change in net unrealized gains (losses)	2,866	(3,025)	16,904	(14,269)
Net unrealized losses (gains) reclassified into net income	197	—	(5,209)	—
Net unrealized gains (losses) on investment securities available for sale	3,063	(3,025)	11,695	(14,269)

Net unrealized gains on long-term investments accounted for under the equity method:
Change in net unrealized (losses) gains	(1,542)	(2,505)	(584)	542
Net unrealized gains reclassified into net income	—	—	—	—
Net unrealized (losses) gains on long-term investments accounted for under the equity method	(1,542)	(2,505)	(584)	542

Net change in forward contracts	16	17	31	32

Net change in pension-related amounts	351	871	702	1,741

Other comprehensive income (loss)	1,888	(4,642)	11,844	(11,954)

Income tax effect on:
Change in net unrealized gains (losses) on investment securities	(1,163)	1,228	(6,863)	5,793
Net unrealized losses (gains) reclassified into net income on investment securities	(80)	—	2,115	—
Change in unrealized (losses) gains on long-term investments	626	1,017	237	(220)
Net unrealized gains reclassified into net income on long-term investments	—	—	—	—
Forward contracts	(6)	(7)	(12)	(13)
Pension-related amounts	(143)	(354)	(285)	(707)
Income tax (provision) benefit on other comprehensive income (loss)	(766)	1,884	(4,808)	4,853

Other comprehensive income (loss), net of tax	1,122	(2,758)	7,036	(7,101)

Comprehensive income (loss)	14,633	1,137	18,866	(10,896)

Less: Comprehensive income attributed to non-controlling interest	—	—	—	—
Comprehensive income (loss) attributed to Vector Group Ltd.	$14,633	$1,137	$18,866	$(10,896)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Vector Group Ltd. Deficiency
			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Interest	Total
Balance, December 31, 2012	89,898,411	$8,989	$—	$(65,116)	$(10,268)	$(12,857)	$—	$(79,252)
Net income	—	—	—	11,830	—	—	—	11,830
Change in net loss and prior service cost, net of income taxes	—	—	—	—	417	—	—	417
Forward contract adjustments, net of income taxes	—	—	—	—	19	—	—	19
Unrealized loss on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	(347)	—	—	(347)
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	10,041	—	—	10,041
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(3,094)	—	—	(3,094)
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	—	6,947
Total other comprehensive income	—	—	—	—	—	—	—	7,036
Total comprehensive income	—	—	—	—	—	—	—	18,866
Distributions and dividends on common stock	—	—	(1,250)	(70,268)	—	—	—	(71,518)
Restricted stock grant	50,000	5	(5)	—	—	—	—	—
Stock-based compensation	—	—	1,255	—	—	—	—	1,255
Contributions to non-controlling interest	—	—	—	—	—	—	1,914	1,914
Distributions to non-controlling interest	—	—	—	—	—	—	(767)	(767)
Balance as of June 30, 2013	89,948,411	$8,994	$—	$(123,554)	$(3,232)	$(12,857)	$1,147	$(129,502)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Net cash provided by operating activities	$5,190	$57,829
Cash flows from investing activities:
Sale of investment securities	43,115	—
Purchase of investment securities	(90,368)	(1,148)
Proceeds from sale or liquidation of long-term investments	75	72
Purchase of long-term investments	(5,000)	(5,000)
Investments in non-consolidated real estate businesses	(19,048)	(9,667)
Investments in consolidated real estate businesses	(7,657)	—
Distributions from non-consolidated real estate businesses	—	6,221
Increase in cash surrender value of life insurance policies	(303)	(620)
Increase in restricted assets	(1,268)	(53)
Issuance of notes receivable	—	(234)
Proceeds from sale of fixed assets	13	404
Capital expenditures	(5,995)	(7,394)
Repayments of notes receivable	8,433	—
Net cash used in investing activities	(78,003)	(17,419)
Cash flows from financing activities:
Proceeds from debt issuance	453,080	14,018
Deferred financing costs	(11,663)	(315)
Repayments of debt	(418,833)	(13,493)
Borrowings under revolver	474,493	525,350
Repayments on revolver	(476,888)	(532,082)
Dividends and distributions on common stock	(71,518)	(66,112)
Proceeds from exercise of employee stock options	—	45
Tax benefit of employee stock options exercised	—	4
Net cash used in financing activities	(51,329)	(72,585)
Net decrease in cash and cash equivalents	(124,142)	(32,175)
Cash and cash equivalents, beginning of period	405,855	240,923
Cash and cash equivalents, end of period	$281,713	$208,748

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

Net income (loss) for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss) attributed to Vector Group Ltd.	$13,511	$3,895	$11,830	$(3,795)
Income attributed to participating securities	(374)	(79)	(328)	—
Net income (loss) available to common stockholders	$13,137	$3,816	$11,502	$(3,795)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Basic and diluted EPS were calculated using the following shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted-average shares for basic EPS	86,826,428	83,345,002	86,824,463	83,179,283
Plus incremental shares related to stock options and non-vested restricted stock	206,562	203,118	195,925	—
Weighted-average shares for basic and fully diluted EPS	87,032,990	83,548,120	87,020,388	83,179,283

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and six months ended June 30, 2013 and 2012 but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Number of stock options	N/A	N/A	N/A	2,299,640
Weighted-average exercise price	N/A	N/A	N/A	$13.09
Weighted-average shares of non-vested restricted stock	53,500	3,500	53,500	383,587
Weighted-average expense per share	16.36	$17.12	$16.36	$10.86
Weighted-average number of shares issuable upon conversion of debt	26,962,402	17,854,218	26,962,402	18,017,309
Weighted-average conversion price	$15.98	$14.09	$15.98	$14.10

(d)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company's debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of the Company's stock price.  The range of estimated fair market values of the Company's embedded derivatives was between $163,949 and $169,391.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $166,629 as of June 30, 2013. At December 31, 2012, the range of estimated fair market values of the Company's embedded derivatives was between $169,424 and $174,909.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $172,128 as of December 31, 2012.  The estimated fair market value of the Company's embedded derivatives could change significantly based on future market conditions. (See Note 5.)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(e)	Other Income, Net:

Other income, net consists of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(Loss) gain on warrants	$(28)	$(210)	$37	$(853)
Interest income	826	499	1,476	1,041
Accretion of interest income of debt discount on notes receivable	588	32	623	63
Gain on long-term investment	142	135	142	135
Other (loss) income	(57)	127	2	129
Other income, net	$1,471	$583	$2,280	$515

(f)	New Accounting Pronouncements:

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

2.	INVENTORIES

Inventories consist of:

	June 30, 2013	December 31, 2012
Leaf tobacco	$48,425	$59,130
Other raw materials	4,534	3,151
Work-in-process	396	210
Finished goods	68,916	64,396
Inventories at current cost	122,271	126,887
LIFO adjustments	(25,510)	(26,495)
	$96,761	$100,392

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At June 30, 2013, Liggett had tobacco purchase commitments of approximately $35,255.

All of the Company's inventories at June 30, 2013 and December 31, 2012 have been reported under the LIFO method.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at June 30, 2013 were as follows:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Equity securities	$52,921	$34,700	$(930)	$86,691
Fixed income securities	47,638	350	(538)	47,450
Total investment securities available for sale	$100,559	$35,050	$(1,468)	$134,141

The table below summarizes the maturity dates of fixed income securities at June 30, 2013.

Fixed Interest by Maturity:	Cost	Fair Value

Under 1 Year	$497	$496
1 Year up to 5 Years	33,760	33,394
5 Year up to 10 Years	1,535	1,514
More than 10 Years	11,846	12,046
Total	$47,638	$47,450

4.	LONG-TERM INVESTMENTS

Long-term investments accounted for at cost:

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$20,540	$22,648	$15,540	$16,962
Real estate partnership	752	1,142	827	1,391
Investments accounted for at cost	$21,292	$23,790	$16,367	$18,353

Long-term investment partnership accounted for under the equity method:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2013	December 31, 2012
Investment partnership	$6,671	$6,432

The Company recorded equity income of $846 and $823 for the three and six months ended June 30, 2013, respectively, related to the limited partnership. The Company recorded an equity loss of $1,215 and $1,329 for the three and six months ended June 30, 2012, respectively, related to the limited partnership.

The carrying value of the investment was approximately $6,671 and $6,432 as of June 30, 2013 and December 31, 2012, respectively, which approximated the investment's fair value.

5.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	June 30, 2013	December 31, 2012
Vector:
7.75% Senior Secured Notes due 2021	$450,000	$—
11% Senior Secured Notes due 2015, net of unamortized discount of $0 and $408	—	414,592
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $25,883 and $30,383*	24,117	19,617
6.75% Variable Interest Senior Convertible Exchange Notes due 2014, net of unamortized discount of $36,646 and $45,038*	70,884	62,492
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $35,998 and $36,107*	7,224	7,115
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $159,009 and $161,795*	70,991	68,205
Liggett:
Revolving credit facility	27,034	29,430
Term loan under credit facility	4,032	4,179
Equipment loans	14,211	17,810
Other	3,765	284
Total notes payable, long-term debt and other obligations	672,258	623,724
Less:
Current maturities	(33,906)	(36,778)
Amount due after one year	$638,352	$586,946
______________________
* The fair value of the derivatives embedded within the 6.75% Variable Interest Senior Convertible Note ($9,007 at June 30, 2013 and $11,682 at December 31, 2012, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($17,075 at June 30, 2013 and $22,146 at December 31, 2012, respectively), the 3.875% Variable Interest Senior Convertible Debentures ($42,985 at June 30, 2013 and $39,714 at December 31, 2012, respectively), and the 7.50% Variable Interest Senior Convertible Debentures ($97,562 at June 30, 2013 and $98,586 at December 31, 2012, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

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

As of June 30, 2013, a total of $31,066 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the facility was approximately $18,934 based on eligible collateral at June 30, 2013.

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
The 7.75% Senior Secured Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses. (See Note 12.) In addition, some of the guarantees are collateralized by second priority or first priority security interests in certain collateral of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

 In connection with the issuance of the 7.75% Senior Secured Notes, the Company entered into a Registration Rights Agreement. The Company agreed to consummate a registered exchange offer for the 7.75% Senior Secured Notes within 360 days after the date of the initial issuance of the 7.75% Senior Secured Notes. In June 2013, the Company completed an offer to exchange the 7.75% Senior Secured Notes issued in February 2013 for an equal amount of newly issued 7.75% Senior Secured Notes due 2021. The new 7.75% Senior Secured Notes have substantially the same terms as the original notes, except that the new 7.75% Senior Secured Notes have been registered under the Securities Act.
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

11% Senior Secured Notes due 2015 - Vector:

On January 29, 2013, the Company announced a cash tender offer with respect to any and all of its outstanding $415,000 principal amount of its 11% Senior Secured Notes due 2015. The Company retired $336,315 of the 11% Senior Secured Notes at a premium of 104.292%, plus accrued and unpaid interest on February 12, 2013. The remaining $78,685 of the 11% Senior Secured Notes were called and retired on March 14, 2013 at a redemption price of 103.667% plus accrued and unpaid interest. The Company recorded a loss on the extinguishment of the debt of $21,458 for the six months ended June 30, 2013. The loss included premium and tender costs of $17,820 and non-cash interest expense of $3,638 related to the write-off of net unamortized debt discount and deferred finance costs.

3.875% Variable Interest Senior Convertible Debentures due 2026 - Vector:

Holders of the Debentures converted $2 principal amount of the Debentures into 131 shares of the Company's common stock in February 2012 and $31,370 principal amount into 2,053,065 shares of common stock in June 2012. The Company recorded non-cash accelerated interest expense related to the converted debt of $7,888 for the three and six months ended June 30, 2012. The debt conversion resulted in a reclassification from debt to equity in the amount of $31,372. As of June 30, 2012, the principal amount of the Debentures outstanding was $67,628.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Non-cash Interest Expense - Vector:

Components of non-cash interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Amortization of debt discount	$8,464	$4,004	$15,812	$7,441
Amortization of deferred finance costs	447	751	1,044	1,461
Loss on extinguishment of 11% Senior Secured Notes	—	—	3,638	—
Accelerated interest expense on 3.875% Variable Interest Senior Convertible Debentures converted	—	7,888	—	7,888
	$8,911	$12,643	$20,494	$16,790

Fair Value of Notes Payable and Long-term Debt:

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable and long-term debt	$672,258	$1,030,462	$623,724	$963,672

Notes payable and long-term debt are carried on the condensed balance sheet at amortized cost. The fair value determination disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 9 if such liabilities were recorded on the condensed balance sheet at fair value. The estimated fair value of the Company's notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company's credit risk as described in Note 1. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein are not necessarily indicative of the amount that could be realized in a current market exchange.

6. CONTINGENCIES

Tobacco-Related Litigation:

Overview
Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling ("Engle progeny cases"); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation are not quantifiable at this time. For the six months ended June 30,

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

2013 and 2012, Liggett incurred legal expenses and other litigation costs totaling approximately $3,562 and $4,030, respectively.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals, Liggett has secured approximately $7,577 in bonds as of June 30, 2013.
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
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in this Note 6: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.
Cautionary Statement About Engle Progeny Cases. Judgments have been entered against Liggett and other industry defendants in Engle progeny cases. Several of the judgments have been affirmed on appeal. To date, the United States Supreme Court has declined to review these cases. At June 30, 2013, Liggett and the Company were defendants in 3,043 state and 1,257 federal Engle progeny cases. As of June 30, 2013, 14 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts, exclusive of the Lukacs case, discussed below. Thirteen of these cases were in state court and one was in federal court. Nine verdicts were returned in favor of the plaintiffs and five in favor of Liggett. Other cases have either been voluntarily dismissed by plaintiffs, dismissed by the court on summary judgment or a mistrial was declared. Excluding the Lukacs case, the compensatory verdicts against Liggett have ranged from $1 to $3,008. In certain cases, the judgments entered have been joint and several with other defendants. In two of the cases, punitive damages were awarded against Liggett for $1,000 and $7,600. After exhausting all appeals, Liggett paid the judgments and related costs and interest in the Campbell and Clay cases. Since February 2009, when Engle progeny trials commenced, 85 state cases and 13 federal cases have been tried to a verdict. Based on the current rate of trials per year, it would require decades to resolve the remaining cases. Except as discussed in this Note 6, with respect to the seven cases where an adverse verdict was entered against Liggett and which are currently on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members' claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages. The Company believes that the process under which Engle progeny cases are tried is unconstitutional and continues to pursue its appellate rights.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, particularly with respect to the Engle progeny cases. There can be no assurances that Liggett's past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. Litigation is subject to many uncertainties. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of certain pending smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. Liggett may, however, enter into settlement discussions in particular cases if it believes it is in its best interest to do so. In connection with the Engle progeny cases, Liggett has been receptive to opportunities to settle these cases, individually or on some aggregated basis, on terms it believes are economically favorable to Liggett and will continue to explore such opportunities.  Recently, the federal court ordered the parties to engage in mediation to explore the prospect for a global resolution of the federal cases. As of June 30, 2013, Liggett (and in certain cases the Company), has settled 144 Engle progeny cases for approximately $1,146, in the aggregate.  If Liggett were able to resolve the Engle progeny cases on an aggregated basis, Liggett believes the range of loss could be between $34,000 and $85,000, but there can be no assurances that the Engle progeny cases can be resolved on an aggregated basis, nor can there be any assurances that Liggett's settlement experience to date will be representative of future results or intentions.
Individual Actions
As of June 30, 2013, there were 63 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include Engle progeny cases or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions, by state, that are pending against Liggett or the Company as of June 30, 2013:

State	Number of Cases
Florida	45
New York	9
Louisiana	3
Maryland	2
West Virginia	2
Missouri	1
Ohio	1

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
Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had until January 2008 in which to file individual lawsuits. As of June 30, 2013, Liggett and the Company are named defendants in 4,300 Engle progeny cases in both federal (1,257 cases) and state (3,043 cases) courts in Florida. These cases include approximately 5,481 plaintiffs. Other cigarette manufacturers are also named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. The number of state court Engle progeny cases may increase as multi-plaintiff cases continue to be severed into individual cases. The number of federal cases may increase as plaintiffs have appealed the dismissal of over 800 cases by the federal court. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties. Although the Company was not named as a defendant in the Engle case, it has been named as a defendant in most of the Engle progeny cases where Liggett is named as a defendant.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of June 30, 2013, the following Engle progeny cases have resulted in judgments against Liggett:

Date	Case Name	County	Net Compensatory Damages	Punitive Damages	Status
June 2002	Lukacs v. R.J. Reynolds	Miami-Dade	$12,418	None	Affirmed by the Third District Court of Appeal. Liggett satisfied the judgment and the case is concluded.
August 2009	Campbell v. R.J. Reynolds	Escambia	$156	None	Affirmed by the First District Court of Appeal. The US Supreme Court declined to review the case. Liggett satisfied the judgment and the case is concluded.
March 2010	Douglas v. R.J. Reynolds	Hillsborough	$1,350	None	Affirmed by the Second District Court of Appeal. In March 2013, the Florida Supreme Court affirmed. Liggett intends to file a petition for writ of certiorari to the US Supreme Court.
April 2010	Clay v. R.J. Reynolds	Escambia	$349	$1,000	Affirmed by the First District Court of Appeal. The US Supreme Court declined to review the case. Liggett satisfied the judgment and the case is concluded.
April 2010	Putney v. R.J. Reynolds	Broward	$3,008	None	On June 12, 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings. Plaintiff filed a motion for rehearing.
April 2011	Tullo v. R.J. Reynolds	Palm Beach	$225	None	On appeal to the Fourth District Court of Appeal. Oral argument occurred on June 19, 2013. A decision is pending.
January 2012	Ward v. R.J. Reynolds	Escambia	$1	None	A joint and several judgment for $487 was entered against Liggett and RJR. On appeal to the First District Court of Appeal. Oral argument occurred on July 17, 2013.
May 2012	Calloway v. R.J. Reynolds	Broward	$1,947	$7,600	A joint and several judgment for $16,100 was entered against all defendants. On appeal to the Fourth District Court of Appeal.
December 2012	Buchanan v. R.J. Reynolds	Leon	$2,035	None	A joint and several judgment for $5,500 was entered against Liggett and Philip Morris. On appeal to the First District Court of Appeal.
May 2013	Cohen v. R.J. Reynolds	Palm Beach	$205	None	Defendants' motion seeking a new trial was granted by the trial court on June 24, 2013.

The Company's potential range of loss in the Douglas, Putney, Tullo, Ward, Calloway, Buchanan and Cohen cases is between $0 and $16,371 in the aggregate, plus accrued interest and legal fees. In determining the range of loss, the Company considers potential settlements as well as future appellate relief. Except as disclosed elsewhere in this Note 6, the Company is unable to determine a range of loss related to the remaining Engle progeny cases. No amounts have been expensed or accrued in the accompanying consolidated financial statements for these cases. However, as cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
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

Federal Engle Progeny Cases. Three federal judges (in the Merlob, B. Brown and Burr cases) ruled that the findings in Phase I of the Engle proceedings could not be used to satisfy elements of plaintiffs' claims, and two of those rulings (B. Brown and Burr) were certified by the trial court for interlocutory review. The certification was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated (in February 2009, the appeal in Burr was dismissed for lack of prosecution). In July 2010, the Eleventh Circuit ruled that plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. Rather, plaintiffs may only use the findings to establish specific facts that they demonstrate with a reasonable degree of certainty

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made. All federal cases were stayed pending review by the Eleventh Circuit. The stays were subsequently lifted in a number of cases. At present, Liggett is a defendant in eight of the active cases.
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
In the Waggoner case, the United States District Court for the Middle District of Florida directed the parties to brief the applicability of the Engle findings to all Middle District cases. Liggett and the Company are not defendants in Waggoner, but nonetheless, were directed to submit motions on the issues. In December 2011, the district court ruled that it was bound by Martin and Jimmie Lee Brown (discussed below) and that the application of the Phase I findings did not deprive defendants of any constitutional due process rights. The court ruled, however, that plaintiffs must establish legal causation to establish liability. With respect to punitive damages, the district court held that the plaintiffs could rely on the findings in support of their punitive damages claims but that, in addition, plaintiffs must demonstrate specific conduct by specific defendants, independent of the Engle findings, that satisfies the standards for awards of punitive damages. The Waggoner ruling applies to all of the cases pending in the Middle District of Florida.  The Waggoner court declined to address certain issues raised by Liggett and the Company and directed that their motion be re-filed in a case in which they were named as defendants.  As a result, Liggett filed a motion in the Young-McCray case raising issues specific to Liggett.  The court denied the motion and adopted the Waggoner ruling as to Liggett. Liggett was subsequently dropped as a defendant before trial. These issues are on appeal to the United States Court of Appeals for the Eleventh Circuit in Walker and Duke, cases in which Liggett is not a party. Oral argument is scheduled for July 31, 2013.
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
In the Rey case, a state court Engle progeny case, the trial court entered final summary judgment on all claims in favor of the Company, Liggett and Lorillard based on what has been referred to in the Engle progeny litigation as the "Liggett Rule."  The Liggett Rule stands for the proposition that a manufacturer cannot have liability to a smoker under any asserted claim if the smoker did not use a product manufactured by that particular defendant.  The Liggett Rule is based on the entry of final judgment in favor of Liggett/Brooke Group in Engle on all of the claims asserted against them by class representatives Mary Farnan and Angie Della Vecchia, even though the Florida Supreme Court upheld, as res judicata, the generic finding that Liggett/Brooke Group engaged in a conspiracy to commit fraud by concealment. In September 2011, the Third District Court of Appeal affirmed in part and reversed in part holding that the defendants were entitled to summary judgment on all claims asserted against them other than the claim for civil conspiracy.  Defendants' motions for rehearing were denied with regard to the Liggett Rule issues.  Defendants sought further review by the Florida Supreme Court and on August 20, 2012, the petition for review was denied. In March 2012, the Fifth District Court of Appeal, in other progeny cases, followed the

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Third District Court of Appeal and reversed summary judgment on the conspiracy claims. The Florida Supreme Court refused to accept jurisdiction of defendants' appeals.
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

In June 2013, in Capone, the Florida Supreme Court held that the Florida Wrongful Death Act does not require the filing of a new action for wrongful death.  Rather, upon the death of a party plaintiff in a personal injury action, the personal representative of the decedent's estate may be substituted as plaintiff and, thereafter, shall have a reasonable opportunity to file an amended pleading that alleges new or amended claims and causes of action.

In June 2013, in Sury, the First District Court of Appeal held that where the jury found defendants liable under both negligence and intentional tort theories, the trial court did not abuse its discretion in refusing to reduce the damages awarded by the jury by the percentage of fault attributable to decedent.

Liggett Only Cases.  There are currently five cases pending where Liggett is the only remaining tobacco company defendant. These cases consist of three Individual Actions and two Engle progeny cases. In one of the Individual Actions, Hausrath (NY state court), plaintiff moved to restore the case to the active docket calendar. The motion was granted by the court. There has been no recent activity in the other two Individual Actions. One of the Engle progeny cases, Katz, is currently set for trial on January 6, 2014. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases.
Class Actions
As of June 30, 2013, there were four actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.
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
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action, which commenced in June 2010 and ended in a mistrial. The rescheduled trial commenced in October 2011 and it, too, ended in a mistrial. A new trial commenced on April 15, 2013. On May 15, 2013, the jury rejected all but one of the plaintiffs' claims, finding for the plaintiffs on the claim that ventilated filter cigarettes, sold between 1964 and July 1, 1969, should have included instructions on how to use them. On July 15, 2013, plaintiffs filed a renewed motion for judgment as a matter of law and a motion for a new trial. Defendants filed a motion for judgment notwithstanding the verdict. The issue of damages was reserved for further proceedings that have not yet been scheduled. If the case were to proceed against Liggett, it is estimated that Liggett could be a defendant in approximately 100 of the individual cases.
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
Health Care Cost Recovery Actions
As of June 30, 2013, there was one Health Care Cost Recovery Action pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.
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
Upcoming Trials
As of June 30, 2013, there were 34 Engle progeny cases scheduled for trial through June 30, 2014, where Liggett and/or the Company are named defendants. There are additional cases against other cigarette manufacturers that are also scheduled for trial through June 30, 2014. Trial dates are, however, subject to change.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In response to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. Because states representing more than 80% of the allocable share signed the agreement, signing states will receive a 20% reduction of any 2003 NPM adjustment awarded in the arbitration. In June 2010, the three person arbitration panel was selected. In November 2011, the Participating Manufacturers advised the arbitration panel that they were not contesting diligent enforcement of 16 Settling States. Substantive hearings commenced in April 2012 and were completed in June 2013. Decisions from the arbitration panel are pending. There can be no assurance that Liggett or Vector Tobacco will receive any adjustment as a result of these proceedings, other than as described below in connection with the settlement reached with certain Settling States.

Effective December 17, 2012, the Participating Manufacturers entered into a “term sheet” with 20 Settling States setting out terms for settlement of the NPM Adjustment for 2003 through 2012 and addressing the NPM Adjustment mechanism for those states for future years. Certain non-signatory states objected to the settlement. In March 2013, the arbitration panel entered a Stipulated Partial Settlement and Award which, among other things, overrules the objections of the non-signatory states and directed the independent auditor to implement the terms of the term sheet effective with the April 15, 2013 MSA payments. In May 2013, two additional states joined the settlement. Several non-signatory states are attempting to vacate the settlement award by filing state court actions. Although certain terms of the settlement were implemented by the independent auditor on April 15, 2013, no assurance can be given as to the ultimate outcome of the non-signatory states' challenges.

As a result of the settlement, in the first quarter of 2013 Liggett and Vector Tobacco recognized income of $5,602. Following the additional two states joining the settlement in May 2013, Liggett and Vector Tobacco recognized an additional $1,345 of income in the second quarter of 2013. The remaining NPM Adjustment accrual of $27,600 at June 30, 2013 relates to the disputed amounts Liggett and Vector Tobacco have withheld from the non-signatory states for 2004 through 2010. Approximately $16,600 remains in the disputed payments accounts relating to the dispute with these non-signatory states.

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
The change in the method of calculation could have resulted in Liggett owing as much as $38,800 of additional MSA payments for prior years, including interest, because the proposed change from “gross” to “net” units would have lowered Liggett’s grandfathered market share exemption under the MSA. The Company estimated that Liggett’s future annual MSA payments would have been at least approximately $2,500 higher if the method of calculation was changed. In August 2011, Liggett received notice from several states seeking to initiate arbitration as to this matter. In December 2012, the parties arbitrated the dispute before a panel of three arbitrators. On February 14, 2013, the arbitrators issued a decision granting the relief sought by Liggett.  The arbitrators ruled that the limitations provisions of the MSA precluded the independent auditor from recalculating Liggett's grandfathered market share exemption or Liggett's payment obligations beyond the last four years.  The arbitrators further ruled that, for purposes of calculating Liggett's payment obligations for the applicable years, Liggett's market share should be calculated on a net basis, increased by a factor of 1.25%.  Liggett filed a motion seeking reconsideration of the part of the arbitrators' decision that would require the 1.25% increase in Liggett's market share. The states objected to Liggett's motion and seek additional relief from the panel declaring that any adjustment ordered by the panel is not limited by the four year limitations set forth in the MSA. If the arbitrator's ruling is not modified, Liggett would be required to pay approximately $16,200 for the previous five years. If the relief requested by the states is granted, Liggett could be required to pay up to approximately $36,200. The panel had agreed to hear arguments on the motions on May 29, 2013, but due to

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

the conditional settlement described below, the parties agreed to adjourn the hearing. In June 2013, Liggett and a negotiating group on behalf of the Settling States reached an agreement in principle to resolve all disputes regarding "gross" v. "net", subject to definitive documentation and approval thereof by each Settling State. The proposed settlement requires that Liggett pay $8,000 to the Settling States and agree to reduce its market share exemption from 1.645% to 1.63% starting in 2013 and for all years thereafter. In exchange, the Settling States will release Liggett from all claims in connection with the "gross" v. "net" dispute. The Company previously accrued $9,300 for the “gross” v. “net” dispute. There can be no assurance that the settlement will be approved and if it is not, that Liggett will be successful in seeking modification of the award by the panel or that Liggett will not be required to make additional payments, which could adversely affect the Company’s consolidated financial position, results of operations and cash flows.
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
Cautionary Statement.  Management is not able to predict the outcome of the litigation pending or threatened against Liggett or the Company. Litigation is subject to many uncertainties. Through June 30, 2013, Liggett has been found liable in ten Engle progeny cases. In three of the cases, the verdicts were affirmed on appeal and the judgments were satisfied by Liggett. Although Liggett has appealed the remaining adverse verdicts, appellate efforts to date have not been successful. Liggett has also had judgments entered against it in Individual Actions, which were affirmed on appeal and satisfied by Liggett. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may attempt to settle particular cases if it believes it is in its best interest to do so.
Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking-related case could encourage the commencement of additional litigation, or could lead to adverse decisions in the Engle progeny cases. Except as discussed in this Note 6, management is unable to estimate the loss or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its consolidated financial statements for unfavorable outcomes.
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
The activity in the Company's accruals for tobacco litigation for the six months ended June 30, 2013 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2013	$32,970	$1,470	$34,440	$52,639	$1,862	$54,501
Expenses	56,907	147	57,054	—	—	—
NPM Settlement adjustment	—	—	—	(13,489)	—	(13,489)
Change in MSA obligations capitalized as inventory	364	—	364	—	—	—
Payments	(34,077)	(1,577)	(35,654)	—	—	—
Reclassification from non-current liabilities	3,521	223	3,744	(3,520)	(223)	(3,743)
Interest on withholding	—	18	18	—	99	99
Balance as of June 30, 2013	$59,685	$281	$59,966	$35,630	$1,738	$37,368

The activity in the Company's accruals for tobacco litigation for the six months ended June 30, 2012 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2012	$51,174	$1,551	$52,725	$49,338	$1,600	$50,938
Expenses	69,956	179	70,135	—	—	—
Change in MSA obligations capitalized as inventory	173	—	173	—	—	—
Payments	(50,094)	(574)	(50,668)	—	—	—
Reclassification from non-current liabilities	(905)	224	(681)	905	(224)	681
Interest on withholding	—	24	24	1,172	385	1,557
Balance as of June 30, 2012	$70,304	$1,404	$71,708	$51,415	$1,761	$53,176

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
In February 2004, Liggett Vector Brands entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2016. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at June 30, 2013.
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

7.	INCOME TAXES

The Company's provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations. The annual effective income tax rate is reviewed and, if necessary, adjusted on a quarterly basis.

The Company's income tax expense (benefit) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Income (loss) before provision for income taxes	$23,528	$5,128	$21,512	$(6,054)
Income tax expense (benefit) using estimated annual effective income tax rate	9,575	1,904	8,755	(2,247)
Changes in effective tax rates	321	98	—	—
Out-of-period adjustment related to non-deductible expenses in 2011	—	—	—	757
Impact of discrete items, net	121	(769)	927	(769)
Income tax expense (benefit)	$10,017	$1,233	$9,682	$(2,259)

The discrete item for the three months ended June 30, 2013 is related to the accrual of an unrecognized tax benefit and the discrete items for the six months ended June 30, 2013 is related to the impact of the Company's loss on the extinguishment of the 11% Senior Secured Notes due to the differences in the Company's marginal tax rate and its anticipated effective annual income tax rate at June 30, 2013 and the accrual of an unrecognized tax benefit. The discrete item for the three and six months ended June 30, 2012 is related to the conversion of the Company's 3.875% Senior Convertible Debentures due 2026. The out-of-period adjustment for the six months ended June 30, 2012 is related to a non-accrual of a non-deductible expense related to permanent difference for income taxes in the fourth quarter of 2011.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

8.	NEW VALLEY LLC

The components of “Investments in non-consolidated real estate businesses” were as follows:

	June 30, 2013	December 31, 2012
Douglas Elliman Realty LLC	$69,974	$65,171
Sesto Holdings	5,037	5,037
1107 Broadway	6,579	5,566
Lofts 21	900	900
Hotel Taiwana	6,313	2,658
East 68th Street	7,000	7,000
11 Beach Street	10,508	9,642
Maryland Portfolio	4,206	4,615
701 Seventh Avenue	9,888	9,307
Queens Plaza	7,350	7,350
Chrystie Street	1,992	1,973
Leroy Street	1,150	—
101 Murray Street	11,981	—
Investments in non-consolidated real estate businesses	$142,878	$119,219

Residential Brokerage Business. New Valley recorded income of $6,815 and $4,929 for the three months ended June 30, 2013 and 2012, respectively, associated with Douglas Elliman Realty, LLC. New Valley recorded income of $7,438 and $6,373 for the six months ended June 30, 2013 and 2012, respectively, associated with Douglas Elliman Realty, LLC. New Valley received cash distributions from Douglas Elliman Realty, LLC of $1,311 and $564 for the three months ended June 30, 2013 and 2012, respectively. New Valley received cash distributions from Douglas Elliman Realty, LLC of $2,636 and $2,889 for the six months ended June 30, 2013 and 2012, respectively. The summarized financial information of Douglas Elliman Realty, LLC is as follows:

	June 30, 2013	December 31, 2012
Cash	$89,491	$78,015
Other current assets	8,665	8,543
Property, plant and equipment, net	15,645	15,796
Trademarks	21,663	21,663
Goodwill	38,539	38,523
Other intangible assets, net	785	897
Other non-current assets	3,420	3,182
Notes payable - current	378	466
Other current liabilities	62,380	22,065
Notes payable - long term	283	334
Other long-term liabilities	9,420	9,614
Members' equity	105,747	134,140

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$113,647	$97,955	$188,184	$169,130
Costs and expenses	100,093	88,568	173,707	157,794
Depreciation expense	985	831	1,958	1,646
Amortization expense	55	61	111	121
Other income	261	490	403	1,232
Interest (income) expense, net	(8)	9	(8)	32
Income tax expense	301	269	242	323
Net income	$12,482	$8,707	$12,577	$10,446

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
Chelsea Eleven.  New Valley recorded equity income of $451 and $2,118 for the three and six months ended June 30, 2012, respectively, and received net distributions of $8,439 for the six months ended June 30, 2012, related to New Valley Chelsea. New Valley had no exposure to loss as a result of its investment in Chelsea as of June 30, 2013.
Hotel Taiwana. New Valley contributed additional capital of $567 in February 2013 and $3,088 in April 2013, along with contributions of additional capital by the other investment partners of Hill Street Partners LLP ("Hill"). New Valley's investment percentage did not change from year end. Hill used the contributions to purchase the remaining interest in Hotel Taiwana.
101 Murray Street. In May 2013, a subsidiary of New Valley acquired a 25% interest in a joint venture, which had the rights to acquire a 15-story building on a 31,000 square-foot lot in the Tribeca neighborhood of Manhattan, NY. The former owner will vacate the building by July 2014. The joint venture plans to build a 150-unit, luxury condominium building on the building's site. Development will begin in 2014 and is expected to be completed in September 2017.
In July 2013, the joint venture closed on the acquisition of the property. New Valley had invested $11,981 in the joint venture as of June 30, 2013 in the form of capital contributions and a loan bearing interest at 12% per annum, compounded quarterly, to the joint venture partner. New Valley contributed another $7,275 in July 2013 in the form of capital contributions and a loan, bearing interest at 12% per annum, compounded quarterly, to the same joint venture partner.
Park Lane Hotel. In July 2013, a subsidiary of New Valley acquired an 18% interest in a joint venture that has agreed to acquire the Park Lane Hotel, which is presently a 47-story, 605-key independent hotel owned and operated by the Helmsley Family Trust and Estate. The joint venture is developing plans for a hotel and luxury residential condominiums.  The development is estimated to take approximately 30 months from commencement of construction.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Consolidated real estate investments:
The components of “Investments in consolidated real estate businesses, net” were as follows:

	June 30, 2013	December 31, 2012
Escena, net	$13,139	$13,295
Indian Creek	10,061	—
Investment in consolidated real estate businesses, net	$23,200	$13,295

Investment in Escena. The components of the Company's investment in Escena are as follows:

	June 30, 2013	December 31, 2012
Land and land improvements	$11,430	$11,430
Building and building improvements	1,530	1,530
Other	1,403	1,374
	14,363	14,334
Less accumulated depreciation	(1,224)	(1,039)
	$13,139	$13,295

The Company recorded an operating loss of $307 and $123 for the three months ended June 30, 2013 and 2012, respectively, from Escena. The Company recorded operating income of $76 and $487 for the six months ended June 30, 2013 and 2012, respectively, from Escena.

Investment in Indian Creek. In March 2013, New Valley invested $7,616 for an approximate 80% interest in Timbo LLC ("Indian Creek") which owns a residential real estate conversion project located on Indian Creek, Florida. As a result of the 80% ownership interest, the consolidated financial statements of the Company include the balances of Indian Creek which included land and building of approximately $9,719, a line of credit of $3,570, equity interest of $4,576 and a minority interest of $1,147 as of June 30, 2013. New Valley received a distribution of $3,080 during the six months ended June 30, 2013, while $767 is payable to the minority interest shareholder as of June 30, 2013.

In May 2013, Indian Creek entered into a $8,400 line of credit for a construction loan, that bears interest at the Overnight LIBOR rate plus 250 basis points, floating, per annum. A total of $3,570 was outstanding under the facility and has been classified as a component of Notes payable on the Company's Condensed Consolidated Balance Sheet as of June 30, 2013.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of June 30, 2013
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$219,533	$219,533	$—	$—
Certificates of deposit	2,234	—	2,234	—
Bonds	7,577	7,577	—	—
Investment securities available for sale				—
Equity securities	86,691	79,947	6,744	—
Fixed income securities
U.S. Government securities	10,094	—	10,094	—
Corporate securities	30,031	—	30,031	—
U.S. mortgage backed securities	589	—	589	—
Commercial mortgage-backed securities	5,886	—	5,886	—
U.S. asset backed securities	850	—	850	—
Total fixed income securities	47,450	—	47,450	—

Warrants	806	—	—	806
Total	$364,291	$307,057	$56,428	$806

Liabilities:
Fair value of derivatives embedded within convertible debt	166,629	—	—	166,629
Total	$166,629	$—	$—	$166,629

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Fair Value Measurements as of December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$372,718	$372,718	$—	$—
Certificates of deposit	2,240	—	2,240	—
Bonds	6,306	6,306	—	—
Investment securities available for sale:
Equity securities	69,984	69,107	877	—
Warrants	769	—	—	769
Total	$452,017	$448,131	$3,117	$769

Liabilities:
Fair value of derivatives embedded within convertible debt	172,128	—	—	172,128
Total	$172,128	$—	$—	$172,128

The fair value of the Level 2 certificates of deposit are based on prices posted by the financial institutions. The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The Level 2 investment securities available for sale are equity securities based on quoted market prices of securities that are thinly traded and debt securities based on evaluated prices using observable, market-based inputs.
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
The Company recognized income of $5,499 and charges of $27,060 for the six months ended June 30, 2013 and 2012, respectively.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at June 30, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	June 30, 2013	Valuation Technique	Unobservable Input	Range (Actual)

Warrants	$806	Option model	Stock price	$1.54
			Exercise price	$1.68
			Term (in years)	4.4
			Volatility	95.19%
			Dividend rate	—
			Risk-free return	0.64%

Fair value of derivatives embedded within convertible debt	$166,629	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$16.22
			Convertible trading price	117.94%
			Volatility	18%
			Implied credit spread	8% - 9% (8.5%)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at December 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2012	Valuation Technique	Unobservable Input	Range (Actual)

Warrants	$769	Option model	Stock price	$1.40
			Exercise price	$1.68
			Term (in years)	3.8
			Volatility	76.87%
			Dividend rate	—
			Risk-free return	0.50%

Fair value of derivatives embedded within convertible debt	$172,128	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$14.87
			Convertible trading price	109.00%
			Volatility	18%
			Implied credit spread	10% - 11% (10.5%)

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of June 30, 2013 and December 31, 2012, respectively.

10.	SEGMENT INFORMATION

The Company's significant business segments for the three and six months ended June 30, 2013 and 2012 were Tobacco and Real Estate.  The Tobacco segment consists of the manufacture and sale of cigarettes.  The Real Estate segment includes the Company's investment in Escena, Indian Creek and investments in non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company's operations before taxes for the three and six months ended June 30, 2013 and 2012 follows:

			Real	Corporate
	Tobacco		Estate	and Other	Total
Three months ended June 30, 2013
Revenues	$249,120		$—	$—	$249,120
Operating income (loss)	48,294	(1)	(407)	(3,647)	44,240
Equity income from non-consolidated real estate businesses	—		6,804	—	6,804
Depreciation and amortization	2,368		152	117	2,637

Three months ended June 30, 2012
Revenues	$276,594		$—	$—	$276,594
Operating income (loss)	44,590		(249)	(3,413)	40,928
Equity income from non-consolidated real estate businesses	—		5,232	—	5,232
Depreciation and amortization	2,383		88	68	2,539

Six months ended June 30, 2013
Revenues	$489,522		$—	$—	$489,522
Operating income (loss)	95,454	(2)	(321)	(7,797)	87,336
Equity income from non-consolidated real estate businesses	—		7,285	—	7,285
Depreciation and amortization	4,753		280	200	5,233
Capital expenditures	3,319		429	2,247	5,995

Six months ended June 30, 2012
Revenues	$534,200		$—	$—	$534,200
Operating income (loss)	82,105		272	(8,003)	74,374
Equity income from non-consolidated real estate businesses	—		8,095	—	8,095
Depreciation and amortization	4,878		173	259	5,310
Capital expenditures	6,334		99	961	7,394

(1) Operating income includes $1,345 of income from a NPM Settlement.
(2) Operating income includes $6,947 of income from NPM Settlements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11. LADENBURG THALMANN FINANCIAL SERVICES INC.

Vector presently beneficially owns approximately 8.1% of Ladenburg Thalmann Financial Services Inc. ("LTS"). Vector lent $15,000 to LTS in November 2011. In May and June 2013, LTS paid Vector $8,433 of principal plus related interest on the loan. In connection with the principal reduction, the Company recognized $552 of interest income related to the acceleration of the amortization of note discount. As of June 30, 2013, the outstanding principal balance on the loan to LTS was $6,567.

On May 22, 2013, Vector purchased 240,000 shares of LTS 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share) ("LTS-A") for $6,000. LTS will pay a monthly cumulative dividend of 8% on the LTS-A on a monthly basis. LTS, at its option, may redeem any or all of the LTS-A at $25.00 per share plus any accumulated and unpaid dividends on or after May 24, 2018. As of June 30, 2013, the LTS-A investment was included in "Investment securities available for sale" and had a carrying value of $6,007 in Vector's Condensed Consolidated Balance Sheet..

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		June 30, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$273,219	$7,779	$715	$—	$281,713
Investment securities available for sale	83,019	51,122	—	—	134,141
Accounts receivable - trade, net	—	12,257	238	—	12,495
Intercompany receivables	879	—	—	(879)	—
Inventories	—	96,761	—	—	96,761
Deferred income taxes	28,804	3,213	—	—	32,017
Income taxes receivable, net	44,764	—	—	(28,133)	16,631
Restricted assets	—	1,241	—	—	1,241
Other current assets	479	4,548	193	—	5,220
Total current assets	431,164	176,921	1,146	(29,012)	580,219
Property, plant and equipment, net	4,115	53,408	544	—	58,067
Investment in consolidated real estate businesses, net	—	—	23,200	—	23,200
Long-term investments accounted for at cost	20,540	—	752	—	21,292
Long-term investments accounted for under the equity method	6,671	—	—	—	6,671
Investments in non-consolidated real estate businesses	—	—	142,878	—	142,878
Investments in consolidated subsidiaries	265,105	—	—	(265,105)	—
Restricted assets	1,892	10,365	31	—	12,288
Deferred income taxes	39,627	8,643	5,870	—	54,140
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	13,787	—	—	13,787
Other assets	39,568	9,920	2	—	49,490
Total assets	$808,682	$380,555	$174,423	$(294,117)	$1,069,543
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$33,752	$154	$—	$33,906
Current portion of employee benefits	—	2,824	—	—	2,824
Accounts payable	782	5,025	113	—	5,920
Intercompany payables	—	493	386	(879)	—
Accrued promotional expenses	—	17,618	—	—	17,618
Income taxes payable	—	449	34,107	(28,133)	6,423
Accrued excise and payroll taxes payable, net	—	1,208	—	—	1,208
Litigation accruals and current payments due under the Master Settlement Agreement	—	59,966	—	—	59,966
Deferred income taxes	21,328	10,702	—	—	32,030
Accrued interest	22,398	—	—	—	22,398
Other current liabilities	3,872	7,917	1,291	—	13,080
Total current liabilities	48,380	139,954	36,051	(29,012)	195,373
Notes payable, long-term debt and other obligations, less current portion	623,215	11,567	3,570	—	638,352
Fair value of derivatives embedded within convertible debt	166,629	—	—	—	166,629
Non-current employee benefits	26,436	19,941	—	—	46,377
Deferred income taxes	72,616	35,306	4,522	—	112,444
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	908	37,504	1,458	—	39,870
Total liabilities	938,184	244,272	45,601	(29,012)	1,199,045
Commitments and contingencies
Stockholders' deficiency	(129,502)	136,283	128,822	(265,105)	(129,502)
Total liabilities and stockholders' deficiency	$808,682	$380,555	$174,423	$(294,117)	$1,069,543

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$401,344	$3,776	$735	$—	$405,855
Investment securities available for sale	35,330	34,654	—	—	69,984
Accounts receivable - trade, net	—	11,183	64	—	11,247
Intercompany receivables	354	—	—	(354)	—
Inventories	—	100,392	—	—	100,392
Deferred income taxes	33,238	3,371	—	—	36,609
Income taxes receivable, net	33,302	—	—	(26,523)	6,779
Restricted assets	—	2,469	—	—	2,469
Other current assets	665	4,848	208	—	5,721
Total current assets	504,233	160,693	1,007	(26,877)	639,056
Property, plant and equipment, net	2,104	54,810	239	—	57,153
Investment in consolidated real estate businesses, net	—	—	13,295	—	13,295
Long-term investments accounted for at cost	15,540	—	827	—	16,367
Long-term investments accounted for under the equity method	6,432	—	—	—	6,432
Investments in non- consolidated real estate businesses	—	—	119,219	—	119,219
Investments in consolidated subsidiaries	210,525	—	—	(210,525)	—
Restricted assets	1,898	7,863	31	—	9,792
Deferred income taxes	38,077	5,669	5,396	—	49,142
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	12,870	—	—	12,870
Other assets	39,534	16,144	216	—	55,894
Total assets	$818,343	$365,560	$140,230	$(237,402)	$1,086,731
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$36,617	$161	$—	$36,778
Current portion of employee benefits	—	2,824	—	—	2,824
Accounts payable	661	5,173	265	—	6,099
Intercompany payables	—	64	290	(354)	—
Accrued promotional expenses	—	18,730	—	—	18,730
Income taxes payable	—	1,445	31,347	(26,523)	6,269
Accrued excise and payroll taxes payable, net	—	20,419	—	—	20,419
Litigation accruals and current payments due under the Master Settlement Agreement	—	34,440	—	—	34,440
Deferred income taxes	23,304	3,995	—	—	27,299
Accrued interest	25,410	—	—	—	25,410
Other current liabilities	5,545	9,658	1,688	—	16,891
Total current liabilities	54,920	133,365	33,751	(26,877)	195,159
Notes payable, long-term debt and other obligations, less current portion	572,023	14,860	63	—	586,946
Fair value of derivatives embedded within convertible debt	172,128	—	—	—	172,128
Non-current employee benefits	25,599	20,261	—	—	45,860
Deferred income taxes	71,777	33,793	3,962	—	109,532
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,148	54,506	704	—	56,358
Total liabilities	897,595	256,785	38,480	(26,877)	1,165,983
Commitments and contingencies
Stockholders' deficiency	(79,252)	108,775	101,750	(210,525)	(79,252)
Total liabilities and stockholders' deficiency	$818,343	$365,560	$140,230	$(237,402)	$1,086,731

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended June 30, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$249,120	$—	$—	$249,120
Expenses:
Cost of goods sold	—	180,430	—	—	180,430
Operating, selling, administrative and general expenses	5,506	18,455	489	—	24,450
Management fee expense	—	2,377	—	(2,377)	—
Operating (loss) income	(5,506)	47,858	(489)	2,377	44,240
Other income (expenses):
Interest expense	(31,723)	(360)	(3)	—	(32,086)
Change in fair value of derivatives embedded within convertible debt	2,450	—	—	—	2,450
Equity income from non-consolidated real estate businesses	—	—	6,804	—	6,804
Equity income on long-term investments	846	—	—	—	846
Loss on investment securities available for sale	(197)	—	—	—	(197)
Equity income in consolidated subsidiaries	32,277	—	—	(32,277)	—
Management fee income	2,377	—	—	(2,377)	—
Other, net	1,245	150	76	—	1,471
Income before provision for income taxes	1,769	47,648	6,388	(32,277)	23,528
Income tax benefit (expense)	11,742	(19,134)	(2,625)	—	(10,017)
Net income	13,511	28,514	3,763	(32,277)	13,511
Comprehensive income	$14,633	$27,179	$3,763	$(30,942)	$14,633

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended June 30, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$276,594	$—	$—	$276,594
Expenses:
Cost of goods sold	—	211,752	—	—	211,752
Operating, selling, administrative and general expenses	5,223	18,419	272	—	23,914
Management fee expense	—	2,290	—	(2,290)	—
Operating (loss) income	(5,223)	44,133	(272)	2,290	40,928
Other income (expenses):
Interest expense	(25,497)	(1,006)	(6)	—	(26,509)
Change in fair value of derivatives embedded within convertible debt	(6,003)	—	—	—	(6,003)
Acceleration of interest expense related to debt conversion	(7,888)	—	—	—	(7,888)
Equity income from non-consolidated real estate businesses	—	—	5,232	—	5,232
Equity loss on long-term investments	(1,215)	—	—	—	(1,215)
Equity income in consolidated subsidiaries	28,924	—	—	(28,924)	—
Management fee income	2,290	—	—	(2,290)	—
Other, net	456	(8)	135	—	583
(Loss) income before provision for income taxes	(14,156)	43,119	5,089	(28,924)	5,128
Income tax benefit (expense)	18,051	(16,973)	(2,311)	—	(1,233)
Net income	3,895	26,146	2,778	(28,924)	3,895
Comprehensive income	$1,137	$26,585	$2,778	$(29,363)	$1,137

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$489,522	$—	$—	$489,522
Expenses:
Cost of goods sold	—	353,386	—	—	353,386
Operating, selling, administrative and general expenses	11,382	36,949	469	—	48,800
Management fee expense	—	4,754	—	(4,754)	—
Operating (loss) income	(11,382)	94,433	(469)	4,754	87,336
Other income (expenses):
Interest expense	(64,683)	(772)	(7)	—	(65,462)
Change in fair value of derivatives embedded within convertible debt	5,499	—	—	—	5,499
Loss on extinguishment of debt	(21,458)	—	—	—	(21,458)
Equity income from non-consolidated real estate businesses	—	—	7,285	—	7,285
Equity income on long-term investments	823	—	—	—	823
(Loss) gain on investment securities available for sale	(197)	5,406	—	—	5,209
Equity income in consolidated subsidiaries	63,565	—	—	(63,565)	—
Management fee income	4,754	—	—	(4,754)	—
Other, net	1,947	205	128	—	2,280
(Loss) income before provision for income taxes	(21,132)	99,272	6,937	(63,565)	21,512
Income tax benefit (expense)	32,962	(39,791)	(2,853)	—	(9,682)
Net income	11,830	59,481	4,084	(63,565)	11,830
Comprehensive income	$18,866	$61,624	$4,084	$(65,708)	$18,866

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$5,204	$57,823	$2,187	$(60,024)	$5,190
Cash flows from investing activities:
Sale of investment securities	36,533	6,582	—	—	43,115
Purchase of investment securities	(79,368)	(11,000)	—	—	(90,368)
Proceeds from sale or liquidation of long-term investments	—	—	75	—	75
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in non-consolidated real estate businesses	—	—	(19,048)	—	(19,048)
Investments in consolidated real estate businesses	—	—	(7,657)		(7,657)
Decrease (increase) in cash surrender value of life insurance policies	79	(382)	—		(303)
Decrease (increase) in restricted assets	6	(1,274)	—		(1,268)
Investments in subsidiaries	(43,584)	—	—	43,584	—
Proceeds from sale of fixed assets	—	13	—		13
Capital expenditures	(2,247)	(3,319)	(429)		(5,995)
Repayments of notes receivable	8,433	—	—	—	8,433
Net cash used in investing activities	(85,148)	(9,380)	(27,059)	43,584	(78,003)
Cash flows from financing activities:
Proceeds from debt issuance	450,000	—	3,080		453,080
Deferred financing costs	(11,663)	—	—		(11,663)
Repayments of debt	(415,000)	(3,763)	(70)		(418,833)
Borrowings under revolver	—	474,493	—		474,493
Repayments on revolver	—	(476,888)	—		(476,888)
Capital contributions received	—	12,300	31,284	(43,584)	—
Intercompany dividends paid	—	(50,582)	(9,442)	60,024	—
Dividends and distributions on common stock	(71,518)	—	—		(71,518)
Net cash (used in) provided by financing activities	(48,181)	(44,440)	24,852	16,440	(51,329)
Net (decrease) increase in cash and cash equivalents	(128,125)	4,003	(20)	—	(124,142)
Cash and cash equivalents, beginning of period	401,344	3,776	735	—	405,855
Cash and cash equivalents, end of period	$273,219	$7,779	$715	$—	$281,713

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$22,900	$74,473	$5,557	$(45,101)	$57,829
Cash flows from investing activities:
Purchase of investment securities	—	(1,148)	—	—	(1,148)
Proceeds from sale of or liquidation of long-term investments	—	—	72	—	72
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in non-consolidated real estate businesses	—	—	(9,667)	—	(9,667)
Distributions from non-consolidated real estate businesses	—	—	6,221	—	6,221
Increase in cash surrender value of life insurance policies	(425)	(195)	—	—	(620)
Decrease (increase) in restricted assets	268	(321)	—	—	(53)
Issuance of notes receivable	(234)	—	—	—	(234)
Proceeds from sale of fixed assets	393	11	—	—	404
Investments in subsidiaries	(1,008)	—	—	1,008	—
Capital expenditures	(961)	(6,334)	(99)	—	(7,394)
Net cash used in investing activities	(6,967)	(7,987)	(3,473)	1,008	(17,419)
Cash flows from financing activities:
Proceeds from debt issuance	—	14,018	—	—	14,018
Deferred financing costs	—	(315)	—	—	(315)
Repayments of debt	—	(13,428)	(65)	—	(13,493)
Borrowings under revolver	—	525,350	—	—	525,350
Repayments on revolver	—	(532,082)	—	—	(532,082)
Capital contributions received	—	950	58	(1,008)	—
Intercompany dividends paid	—	(43,500)	(1,601)	45,101	—
Dividends and distributions on common stock	(66,112)	—	—	—	(66,112)
Proceeds from exercise of Vector options	45	—	—	—	45
Tax benefits from exercise of Vector options	4	—	—	—	4
Net cash used in financing activities	(66,063)	(49,007)	(1,608)	44,093	(72,585)
Net (decrease) increase in cash and cash equivalents	(50,130)	17,479	476	—	(32,175)
Cash and cash equivalents, beginning of period	238,262	2,488	173	—	240,923
Cash and cash equivalents, end of period	$188,132	$19,967	$649	$—	$208,748

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

All of our tobacco operation's unit sales volume in 2012 and for the first six months of 2013 was in the discount segment, which management believes has been the primary growth segment in the industry for more than a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
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
In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT's unit volume was 6.2% for the six months ended June 30, 2013 and 7.0% of Liggett's unit volume for the year ended December 31, 2012. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX's unit volume was 8.2% of Liggett's unit volume for the six months ended June 30, 2013 and 9.6% for the year ended December 31, 2012. In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett's family of brands with 66.8% of Liggett's unit volume for the six months ended June 30, 2013 and 62.7% for the year ended December 31, 2012. In January 2013, Liggett repackaged and relaunched EAGLE 20's to distributors and retailers. EAGLE 20's is marketed to compete with brands positioned in the deep discount segment.
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

Recent Developments

7.75% Senior Secured Notes due 2021. In February 2013, we issued $450,000 of our 7.75% senior secured notes due 2021 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. In June 2013, we completed an offer to exchange the 7.75% senior secured notes issued in February 2013 for an equal amount of newly issued 7.75% senior secured notes due 2021. The new 7.75% senior secured notes have substantially the same terms as the original notes, except that the new 7.75% senior secured notes have been registered under the Securities Act.
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
Tender Offer. On January 29, 2013, we announced we were commencing a cash tender offer with respect to any and all of the outstanding $415,000 of our 11% senior secured notes due 2015. We retired $336,315 of the 11% senior secured notes at a premium of 104.292%, plus accrued and unpaid interest, on February 12, 2013. The remaining $78,685 of the 11% senior secured notes were called and were retired on March 14, 2013 at a redemption price of 103.667% plus accrued and unpaid interest. We recorded a loss on the extinguishment of the debt of $21,458 for the six months ended June 30, 2013, which included $17,820 of premium and tender offer costs and non-cash interest expense of $3,638 related to the write-off of net unamortized debt discount and deferred finance costs.
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
Investment in Indian Creek. In March 2013, New Valley invested $7,616 for an approximate 80% interest in Timbo LLC ("Indian Creek") which owns a residential real estate conversion project located on Indian Creek, Florida. As a result of the 80% ownership interest, the consolidated financial statements of the Company include Indian Creek's activities.
Hotel Taiwana. New Valley contributed additional capital of $567 in February 2013 and $3,088 in April 2013, along with contributions of additional capital by the other investment partners of Hill Street Partners LLP ("Hill"). New Valley's investment percentage did not change from year end. Hill used the contributions to purchase the remaining interest in Hotel Taiwana in June 2013.
101 Murray Street. In May 2013, a subsidiary of New Valley acquired a 25% interest in a joint venture, which had the rights to acquire a 15-story building on a 31,000 square-foot lot in the Tribeca neighborhood of Manhattan, NY. The former owner will vacate the building by July 2014 and the building will be razed. The joint venture plans to build a 150-unit, luxury condominium building on the building's site. Development will begin in 2014 and is expected to be completed in September 2017.
In July 2013, the joint venture closed on the acquisition of the property. New Valley had invested $11,981 in the joint venture as of June 30, 2013 in the form of capital contributions and a loan bearing interest at 12% per annum, compounded quarterly, to the joint venture partner. New Valley contributed another $7,275 in July 2013 in the form of capital contributions and a loan, bearing interest at 12% per annum, compounded quarterly, to the same joint venture partner.

Park Lane Hotel. In July 2013, a subsidiary of New Valley acquired an 18% interest in a joint venture that has agreed to acquire the Park Lane Hotel, which is presently a 47-story, 605-key independent hotel owned and operated by the Helmsley Family Trust and Estate. The joint venture is developing plans for a hotel and luxury residential condominiums.  The development is estimated to take approximately 30 months from commencement of construction.
NPM Adjustment.  In March 2006, an economic consulting firm selected pursuant to the MSA determined that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers, to non-participating manufacturers, for 2003. This is known as the “NPM Adjustment.” Effective December 17, 2012, the Participating Manufacturers entered into a “term sheet” with 20 Settling States setting out terms for settlement of the NPM Adjustment for 2003 through 2012 and addressing the NPM Adjustment mechanism for those states for future years. Certain non-signatory states objected to the settlement. In March 2013, the arbitration panel entered a Stipulated Partial Settlement and Award which, among other things, overrules the objections of the non-signatory states and directed the independent auditor to implement the terms of the term sheet effective with the April 15, 2013 MSA payments. In May 2013, two additional states joined the settlement. Several non-signatory states are attempting to vacate the settlement award by filing state court actions. Although certain terms of the settlement were implemented by the independent auditor on April 15, 2013, no assurance can be given as to the ultimate outcome of the non-signatory states' challenges.
As a result of the settlement, in the first quarter of 2013 Liggett and Vector Tobacco recognized income of $5,602. Following the additional two states joining the settlement in May 2013, Liggett and Vector Tobacco recognized an additional $1,345 of income in the second quarter of 2013. The remaining NPM Adjustment accrual of $27,600 at June 30, 2013 relates to the disputed amounts Liggett and Vector Tobacco have withheld from the non-signatory states for 2004 through 2010. Approximately $16,600 remains in the disputed payments accounts relating to the dispute with these non-signatory states.

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
As of June 30, 2013, there were 4,300 Engle progeny cases, 63 individual product liability lawsuits, four purported class actions and one healthcare cost recovery action pending in the United States in which Liggett or us, or both, were named as a defendant. To date, adverse verdicts have been entered against Liggett in ten Engle progeny cases.
Engle Progeny Cases.  In 2000, a jury in Engle v. R.J. Reynolds Tobacco Co. rendered a $145,000,000 punitive damages verdict in favor of a “Florida Class” against certain cigarette manufacturers, including Liggett. Pursuant to the Florida Supreme Court's July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court's reversal of the punitive damages award, former class members had one year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 deadline, are referred to as the “Engle progeny cases.” Liggett and us are currently named in 4,300 Engle progeny cases in both federal (1,257 cases) and state (3,043 cases) courts in Florida. Other cigarette manufacturers have also been named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. These cases include approximately 5,481 plaintiffs.
Liggett Only Cases.  There are currently five cases pending where Liggett is the only remaining tobacco company defendant. These cases consist of three Individual Actions and two Engle progeny cases. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases.

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

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the six months ended June 30, 2013 and 2012 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes our investments in consolidated and non-consolidated real estate businesses.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013		2012	2013		2012
Revenues:
Tobacco	$249,120		$276,594	$489,522		$534,200
Operating income:
Tobacco	$48,294	(1)	$44,590	$95,454	(2)	$82,105
Real Estate	(407)		(249)	(321)		272
Corporate and other	(3,647)		(3,413)	(7,797)		(8,003)
Total operating income	$44,240		$40,928	$87,336		$74,374
____________________

(1) Operating income includes $1,345 of income from a NPM Settlement.
(2) Operating income includes $6,947 of income from NPM Settlements.

Three Months Ended June 30, 2013 Compared to Three Months ended June 30, 2012

Revenues. All of our revenues were from the Tobacco segment for the second quarter of 2013 and 2012. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $1.00 per carton in June 2012, $0.60 per carton in December 2012, and $0.60 per carton in June 2013.

All of our sales in 2013 and 2012 were in the discount category. For the three months ended June 30, 2013, revenues were $249,120 compared to $276,594 for the three months ended June 30, 2012. Revenues declined by 9.9% ($27,474) primarily due to a decline in unit sales volume of $39,131 (approximately 365.1 million units or 14.0%) offset by a favorable price variance of $11,657 primarily related to increases in price of the Company's core brands.

Cost of goods sold. Our cost of goods sold declined from $211,752 for the three months ended June 30, 2012 to $180,430 for the three months ended June 30, 2013 due to the 14.0% decline in unit sales volume . The major components of our cost of goods sold are federal excise taxes, expenses under the MSA, FDA legislation and tobacco buyout, which are variable costs based on the number of units sold, and tobacco and other manufacturing costs, which are fixed and variable costs. Federal excise taxes declined from $130,967 for the three months ended June 30, 2012 to $112,596 for the three months ended June 30, 2013 as a result of the decreased unit sales volume. Tobacco and other manufacturing costs were $29,177 and $33,019 for the three months ended June 30, 2013 and 2012, respectively. Expenses under the MSA were $27,171 and $36,151 for the three months ended June 30, 2013 and 2012, respectively. The 2013 MSA expenses were reduced by the $1,345 NPM settlement.

Tobacco gross profit. Tobacco gross profit was $68,691 for the three months ended June 30, 2013 compared to $64,842 for the three months ended June 30, 2012. This represented an increase of $3,849 (5.9%) from the 2012 period. As a percentage of revenue (excluding federal excise taxes), Tobacco gross profit increased to 50.3% in the 2013 period (49.3% adjusting for the NPM settlement) compared to gross profit of 44.5% in the 2012 period due to higher prices.

Expenses. Operating, selling, general and administrative expenses were $24,450 for the three months ended June 30, 2013 compared to $23,914 for the same period last year, an increase of $536 (2.2%). Tobacco expenses were $20,396 for the three months ended June 30, 2013 compared to $20,252 for the same period in the prior year. The increase of $144 was primarily the result of an increased sales force in 2013 offset by lower tobacco product liability legal expenses and other litigation costs. Tobacco product liability legal expenses and other litigation costs were $1,953 and $2,069 for the three months ended June 30, 2013 and 2012, respectively. Expenses at the corporate level increased from $3,413 to $3,647.

Operating income. Operating income was $44,240 for the three months ended June 30, 2013 compared to $40,928 for the same period last year, an increase of $3,312 (8.1%). Tobacco segment operating income increased to $48,294 in 2013 from $44,590 in 2012 primarily due to higher prices in 2013 and the NPM settlement in 2013. The real estate segment operating loss was $407 and $249 for the three months ended June 30, 2013 and 2012, respectively, related primarily to Escena's operations.

Other income (expenses). Other expenses were $20,712 for the three months ended June 30, 2013 compared to expenses of $35,800 for the same period last year. For the three months ended June 30, 2013, other expenses primarily consisted of interest expense of $32,086. This was offset by equity income from non-consolidated real estate businesses of $6,804, income of $2,450 from changes in fair value of derivatives embedded within convertible debt, other income of $1,471 and equity income on long-term investments of $846. For the three months ended June 30, 2012, other expenses primarily consisted of interest expense of $26,509, accelerated interest expense related to the conversion of debt of $7,888 losses of $6,003 from changes in fair value of derivatives embedded within convertible debt and an equity loss on long-term investments of $1,215. This was offset by equity income from non-consolidated real estate businesses of $5,232 and interest and other income of $583.
The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility.  We recognized income of $2,450 and charges of $6,003 for the three months ended June 30, 2013 and 2012, respectively.

Income before income taxes. Income before income taxes for the three months ended June 30, 2013 was $23,528 compared to $5,128 for the three months ended June 30, 2012.

Income tax expense. Income tax expense was $10,017 and $1,233 for the three months ended June 30, 2013 and 2012, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the three months ended June 30, 2013, our income tax expense was increased by approximately $121 due primarily to the the accrual of an unrecognized tax benefit. For the three months ended June 30, 2012, our income tax expense was decreased by approximately $769 due primarily to the impact of the acceleration of interest expense related to the conversion of the Company's 3.875% Senior Convertible Debentures due 2026.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues. All of our revenues were from the Tobacco segment for the second quarter of 2013 and 2012. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $1.00 per carton in June 2012, $0.60 per carton in December 2012, and $0.60 per carton in June 2013.

All of our sales in 2013 and 2012 were in the discount category. For the six months ended June 30, 2013, revenues were $489,522 compared to $534,200 for the six months ended June 30, 2012. Revenues declined by 8.4% ($44,678) primarily due to a decline unit sales volume of $69,916 (approximately $624 million units or 12.4%) offset by a favorable price variance of $25,238 primarily related to increases in price of the Company's core brands.

Cost of goods sold. Our cost of goods sold declined from $411,933 for the six months ended June 30, 2012 to $353,386 for the six months ended June 30, 2013 due to the 12.4% decline in unit sales volume . The major components of our cost of goods sold are federal excise taxes, expenses under the MSA, FDA legislation and tobacco buyout, which are variable costs based on the number of units sold, and tobacco and other manufacturing costs, which are fixed and variable costs. Federal excise taxes declined from $252,892 for the six months ended June 30, 2012 to $221,507 for the six months ended June 30, 2013 as a result of decreased unit sales volume. Tobacco and other manufacturing costs were $58,004 and $64,154 for the six months ended June 30, 2013 and 2012, respectively. Expenses under the MSA were $49,959 and $69,819 for the six months ended June 30, 2013 and 2012, respectively. The 2013 MSA expenses were reduced by the $6,947 NPM settlements.

Tobacco gross profit. Tobacco gross profit was $136,136 for the six months ended June 30, 2013 compared to $122,267 for the six months ended June 30, 2012. This represented an increase of $13,869 (11.3%) from the 2012 period. This increase was due primarily to higher prices and the $6,947 from the NPM settlements. As a percentage of revenues (excluding federal excise taxes), Tobacco gross profit increased to 50.8% in the 2013 period (48.2% adjusting for the NPM Settlements) compared to gross profit of 43.5% in the 2012 period due to higher prices and the NPM settlements.

Expenses. Operating, selling, general and administrative expenses were $48,800 for the six months ended June 30, 2013 compared to $47,893 for the same period last year, an increase of $907 (1.9%). Tobacco expenses were $40,682 for the six months ended June 30, 2013 compared to $40,162 for the same period in the prior year. The increase of $520 was primarily the result of an increased sales force in 2013 offset by lower tobacco product liability and legal expenses. Tobacco product liability legal expenses and other litigation costs were $3,562 and $4,030 for the six months ended June 30, 2013 and 2012, respectively. Expenses at the corporate level declined from $8,003 to $7,797.

Operating income. Operating income was $87,336 for the six months ended June 30, 2013 compared to $74,374 for the same period last year, an increase of $12,962 (17.4%). Tobacco segment operating income increased to $95,454 in 2013 from $82,105 in 2012 primarily due to higher prices and the NPM settlements in 2013. The real estate segment had an operating loss of $321 for the six months ended June 30, 2013 and had operating income of $272 for the six months ended June 30, 2012. These were related primarily to Escena's operations.

Other income (expenses). Other expenses were $65,824 for the six months ended June 30, 2013 compared to expenses of $80,428 for the same period last year. For the six months ended June 30, 2013, other expenses primarily consisted of interest expense of $65,462 and loss on the extinguishment of debt of $21,458. This was offset by equity income from non-consolidated real estate businesses of $7,285, income of $5,499 from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $5,209, other income of $2,280 and equity income on long-term investments of $823. For the six months ended June 30, 2012, other expenses primarily consisted of interest expense of $52,761, a loss of $27,060 from changes in fair value of derivatives embedded within convertible debt, accelerated interest expense related to the conversion of debt of $7,888 and an equity loss on long-term investments of $1,329. This was offset by equity income from non-consolidated real estate businesses of $8,095 and interest and other income of $515.

The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility.  We recognized income of $5,499 and charges of $27,060 for the six months ended June 30, 2013 and 2012, respectively.

Income (loss) before provision for income taxes. Income before provision for taxes was $21,512 for the six months ended June 30, 2013 compared to a loss before income tax benefit of $6,054 for the six months ended June 30, 2012.

Income tax expense (benefit). The income tax expense was $9,682 for the six months ended June 30, 2013 compared to the benefit of $2,259 for the six months ended June 30, 2012. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the six months ended June 30, 2013, our income tax expense was increased by approximately $927 is related to the impact of our loss on the extinguishment of our 11% Senior Secured Notes due to the differences in our marginal tax rate and our anticipated effective annual income tax rate at June 30, 2013 as well as the accrual of an unrecognized tax benefit of $121 for the six months ended June 30, 2013. For the six months ended June 30, 2012, our income tax benefit was increased by approximately $769 due primarily to the impact of the acceleration of interest expense related to the conversion of the Company's 3.875% Senior Convertible Debentures due 2026 and decreased by an out-of-period adjustment of approximately $757 related to a non-accrual of a non-deductible expense related to a permanent difference for income taxes in the fourth quarter of 2011.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $124,142 and $32,175 for the six months ended June 30, 2013 and 2012, respectively.
Cash provided from operations was $5,190 for the six months ended June 30, 2013 compared to cash provided by operations of $57,829 for the six months ended June 30, 2012. The change primarily related to cash payments in the 2013 period associated with the extinguishment of our 11% Senior Secured Notes due 2015, lower settlement accruals under the MSA in the 2013 period due to the NPM Settlement and lower unit sales, higher collections of accounts receivable in the 2012 period compared to the 2013 period due to the timing of sales in the fourth quarter of each respective previous year and increased excise tax payments in the 2013 period associated with the timing of shipments during the fourth quarter of 2012. The amounts were offset in part by increased operating income in 2013.
Cash used in investing activities was $78,003 and $17,419 for the six months ended June 30, 2013 and 2012, respectively. In the first six months of 2013, cash used in investing activities was for investments in consolidated real estate business of $7,657, the purchase of investment securities of $90,368, capital expenditures of $5,995, investment in non-consolidated real estate businesses of $19,048, purchase of long-term investments of $5,000, an decrease in non-current restricted assets of $1,268 and an increase in cash surrender value of corporate-owned life insurance policies of $303. This was offset by the sale of investment securities of $43,115, collections of notes receivable of $8,433, the proceeds from the sale of fixed assets of $13, and proceeds from the sale or liquidation of long-term investments of $75. In the first six months of 2012, cash used in investing activities was for investments in real estate businesses of $9,667, capital expenditures of $7,394, purchase of long-term investments of $5,000, the purchase of investment securities of $1,148, an increase in cash surrender value of corporate-owned life insurance policies of $620, the issuance of notes receivable of $234, and a decrease in non-current restricted assets of $53. This was offset by the proceeds from distributions from non-consolidated real estate businesses of $6,221, the proceeds from the sale of fixed assets of $404, and proceeds from the sale or liquidation of long-term investments of $72.
Cash used in financing activities was $51,329 and $72,585 for the six months ended June 30, 2013 and 2012, respectively. In the first six months of 2013, cash was used for the repayment of debt of $418,833, distributions on common stock of $71,518, net repayments of debt under the revolver of $2,395 and deferred financing costs of $11,663. This was offset by proceeds from debt issuance of $453,080, In the first six months of 2012, cash was used for distributions on common stock of $66,112, net repayments of debt under the revolver of $6,732, repayment of debt of $13,493, and deferred financing costs of $315. This was offset by proceeds from debt issuance of $14,018, proceeds from the exercise of Vector options of $45, and tax benefit of options exercised of $4.
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
The Credit Facility expires on March 8, 2015; provided that Liggett may terminate the Credit Facility prior to March 8, 2015 at any time by giving at least 30 days prior written notice to Wells Fargo, and Wells Fargo may, at Well Fargo's option, terminate the Credit Facility at any time upon the occurrence and during the continuance of an Event of Default. Prime rate loans under the facility bear interest at a rate equal to the prime rate of Wells Fargo with Eurodollar rate loans bearing interest at a rate of 2.0% above Wells Fargo's adjusted Eurodollar rate. The credit facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the credit facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the credit facility, is less than $20,000. The covenants also require that annual Capital Expenditures, as defined under the credit facility (before a maximum carryover amount of $2,500), shall not exceed $15,000 during any fiscal year except for 2010, when Liggett was permitted to incur Capital Expenditures of up to $33,000. Liggett had future machinery and equipment purchase commitments of $4,275 at June 30, 2013.
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
As of June 30, 2013, $31,066 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the Credit Facility was approximately $18,934 based on eligible collateral at June 30, 2013. At June 30, 2013, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett's EBITDA, as defined, were approximately $177,076 for the twelve months ended June 30, 2013.
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
Vector.   In February 2013, we issued $450,000 of our 7.75% senior secured notes due 2021 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The aggregate net proceeds from the issuance of the 7.75% senior secured notes were approximately $438,250 after deducting offering expenses. We used the net proceeds of the issuance for a cash tender offer for any existing 11% senior secured notes announced on January 29, 2013 with respect to any and all of the outstanding $415,000 of our 11% senior secured notes due 2015. We retired $336,315 of the 11% senior secured notes at a premium of 104.292%, plus accrued and unpaid interest, on February 12, 2013. We called and then retired the remaining $78,685 of the 11% senior secured notes at a redemption price of 103.667% plus accrued and unpaid interest, on March 14, 2013. We recorded a loss on the extinguishment of the debt of $21,458 for the six months ended June 30, 2013, which included $17,820 of premium and tender offer costs and non-cash interest expense of $3,638 related to the write-off of net unamortized debt discount and deferred finance costs.
We agreed to consummate a registered exchange offer for the 7.75% senior secured notes within 360 days after the date of the initial issuance of the 7.75% senior secured notes. In June 2013, we completed an offer to exchange the 7.75% senior secured notes issued in February 2013 for an equal amount of newly issued 7.75% senior secured notes due 2021. The new 7.75% senior secured notes have substantially the same terms as the original notes, except that the new 7.75% senior secured notes have been registered under the Securities Act.
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

	Indenture	June 30, 2013	December 31, 2012
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$251,630	$231,385
Leverage ratio, as defined	<3.0 to 1	0.9 to 1	0.5 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.2 to 1	Negative

We and our subsidiaries have significant indebtedness and debt service obligations. At June 30, 2013, we and our subsidiaries had total outstanding indebtedness of $929,795. Approximately $157,500  of our 6.75% convertible notes mature in 2014. We are required to offer to repurchase on June 15, 2016, the remaining $43,222 of our 3.875% Variable Interest Senior Convertible Debentures due 2026. Approximately $230,000 of our 7.5% variable interest convertible notes mature in 2019. We incurred an additional $450,000 of indebtedness in connection with the February 2013 offering of our 7.75% senior secured notes due 2021. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

We believe that our cigarette operations are positive cash flow generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $281,700, investment securities available for sale of approximately $134,100, long-term investments with an estimated value of approximately $30,500 and availability under Liggett's credit facility of approximately $18,900 at June 30, 2013. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.  We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of June 30, 2013, approximately $31,100 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of June 30, 2013, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $311.
In addition, as of June 30, 2013, $173,216 ($430,752 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $5,292 with approximately $70 resulting from the embedded derivative associated with our 6.75% note due 2014, $133 resulting from the embedded derivative associated with our 6.75%

exchange notes due 2014, $2,826 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes, and the remaining $2,263 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $11,100 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility.The range of estimated fair market values of our embedded derivatives was between $169,391 and $163,949. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $166,629 as of June 30, 2013. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
We held investment securities available for sale totaling $134,141 at June 30, 2013, which includes 13,891,205 common shares of Ladenburg Thalmann Financial Services Inc. carried at $22,920 and 1,000,000 warrants carried at $738.

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

There were no changes in our internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

Reference is made to Note 6, incorporated herein by reference, to our condensed consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which our company, or its subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related legal proceedings to which Liggett or us is a party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 4400 Biscayne Boulevard, 10th Floor, Miami, Florida 33137, Attn. Investor Relations.

Item 1A. Risk Factors

Except as set forth below, there are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K, as amended, for the year ended December 31, 2012.

We have significant liquidity commitments

We have certain liquidity commitments that could require the use of our existing cash resources. As of June 30, 2013, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months included the following:

•	cash interest expense of approximately $92.4 million,

•	dividends on our outstanding common shares (currently at an annual rate of approximately $152.8 million, and

•	other corporate expenses and taxes.

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

We and our subsidiaries have significant indebtedness and debt service obligations. At June 30, 2013, we and our subsidiaries had total outstanding indebtedness of $929,795. Approximately $157,500  of our 6.75% convertible notes mature in 2014. We are required to offer to repurchase on June 15, 2016, the remaining $43,222 of our 3.875% Variable Interest Senior Convertible Debentures due 2026. Approximately $230,000 of our 7.5% variable interest convertible notes mature in 2019. We incurred an additional $450,000 of indebtedness in connection with the February 2013 offering of our 7.75% senior secured notes due 2021. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the three months ended June 30, 2013.

Item 6.    Exhibits

10.1	Vector Group Ltd. Equity Retention and Hedging Policy (incorporated by reference to Exhibit 10.1 of Vector's Form 8-K dated January 15, 2013).

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2012 and for each of the six months within the periods ended June 30, 2013 and 2012.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and
Chief Financial Officer
Date:	July 31, 2013