Form 10-Q
period 2013-09-30
VECTOR GROUP LTD
filed 2013-10-30
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2013

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
☐ Yes ☒ No

At October 30, 2013, Vector Group Ltd. had 94,484,521 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2013	December 31, 2012
ASSETS:
Current assets:
Cash and cash equivalents	$260,461	$405,855
Investment securities available for sale	145,569	69,984
Accounts receivable - trade, net	11,931	11,247
Inventories	95,006	100,392
Deferred income taxes	53,052	36,609
Income taxes receivable, net	10,664	6,779
Restricted assets	1,605	2,469
Other current assets	8,189	5,721
Total current assets	586,477	639,056
Property, plant and equipment, net	58,035	57,153
Investments in consolidated real estate businesses, net	23,241	13,295
Long-term investments accounted for at cost	21,293	16,367
Long-term investments accounted for under the equity method	8,372	6,432
Investments in non-consolidated real estate businesses	176,383	119,219
Restricted assets	11,208	9,792
Deferred income taxes	65,357	49,142
Intangible asset	107,511	107,511
Prepaid pension costs	14,246	12,870
Other assets	48,832	55,894
Total assets	$1,120,955	$1,086,731
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$23,911	$36,778
Litigation accruals	63,201	1,470
Current payments due under the Master Settlement Agreement	84,871	32,970
Current portion of employee benefits	1,005	2,824
Accounts payable	3,928	6,099
Accrued promotional expenses	18,420	18,730
Income taxes payable	5,739	6,269
Accrued excise and payroll taxes payable, net	3,307	20,419
Deferred income taxes	36,828	27,299
Accrued interest	13,388	25,410
Other current liabilities	15,182	16,891
Total current liabilities	269,780	195,159
Notes payable, long-term debt and other obligations, less current portion	647,178	586,946
Fair value of derivatives embedded within convertible debt	163,829	172,128
Non-current employee benefits	46,511	45,860
Deferred income taxes	120,949	109,532
Payments due under the Master Settlement Agreement	35,630	52,639
Litigation accruals	27,008	1,862
Other liabilities	2,646	1,857
Total liabilities	1,313,531	1,165,983
Commitments and contingencies
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 98,431,567 and 93,658,273 shares issued and 94,483,712 and 89,898,411 shares outstanding	9,448	8,989
Additional paid-in capital	—	—
Accumulated deficit	(195,444)	(65,116)
Accumulated other comprehensive income (loss)	5,123	(10,268)
Less: 3,947,855 and 3,759,862 shares of common stock in treasury, at cost	(12,857)	(12,857)
Total Vector Group Ltd. stockholders' deficiency	(193,730)	(79,252)
Non-controlling interest	1,154	—
Total stockholders' deficiency	(192,576)	(79,252)
Total liabilities and stockholders' deficiency	$1,120,955	$1,086,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues*	$271,516	$272,783	$761,038	$806,983

Expenses:
Cost of goods sold*	194,991	203,749	548,377	615,682
Operating, selling, administrative and general expenses	25,897	25,841	74,697	73,734
Litigation settlement and judgment expense	87,913	—	87,913	—
Operating (loss) income	(37,285)	43,193	50,051	117,567

Other income (expenses):
Interest expense	(33,583)	(25,906)	(99,045)	(78,667)
Loss on extinguishment of debt	—	—	(21,458)	—
Change in fair value of derivatives embedded within convertible debt	2,800	6,040	8,299	(21,020)
Acceleration of interest expense related to debt conversion	—	(7,072)	—	(14,960)
Equity income from non-consolidated real estate businesses	9,489	12,874	16,774	20,969
Equity (loss) income on long-term investments	(53)	124	770	(1,205)
(Loss) gain on sale of investment securities available for sale	(99)	1,640	5,110	1,640
Other, net	2,871	341	5,151	856

(Loss) income before provision for income taxes	(55,860)	31,234	(34,348)	25,180
Income tax (benefit) expense	(18,969)	13,302	(9,287)	11,043

Net (loss) income	(36,891)	17,932	(25,061)	14,137

Net (loss) income attributed to non-controlling interest	—	—	—	—

Net (loss) income attributed to Vector Group Ltd.	$(36,891)	$17,932	$(25,061)	$14,137

Per basic common share:

Net (loss) income applicable to common shares attributed to Vector Group Ltd.	$(0.40)	$0.20	$(0.27)	$0.16

Per diluted common share:

Net (loss) income applicable to common shares attributed to Vector Group Ltd.	$(0.40)	$0.20	$(0.27)	$0.16

Cash distributions and dividends declared per share	$0.38	$0.36	$1.14	$1.09

* Revenues and Cost of goods sold include excise taxes of $121,787, $126,389, $343,294 and $379,281, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net (loss) income	$(36,891)	$17,932	$(25,061)	$14,137

Net unrealized gains (losses) on investment securities available for sale:
Change in net unrealized gains (losses)	11,848	883	28,752	(13,386)
Net unrealized losses (gains) reclassified into net income	99	(1,640)	(5,110)	(1,640)
Net unrealized gains (losses) on investment securities available for sale	11,947	(757)	23,642	(15,026)

Net unrealized gains on long-term investments accounted for under the equity method:
Change in net unrealized gains	1,754	476	1,170	1,018
Net unrealized gains reclassified into net income	—	—	—	—
Net unrealized gains on long-term investments accounted for under the equity method	1,754	476	1,170	1,018

Net change in forward contracts	16	15	47	47

Net change in pension-related amounts	350	870	1,052	2,611

Other comprehensive income (loss)	14,067	604	25,911	(11,350)

Income tax effect on:
Change in net unrealized gains (losses) on investment securities	(4,810)	(358)	(11,673)	5,435
Net unrealized losses (gains) reclassified into net income on investment securities	(41)	665	2,074	665
Change in unrealized gains on long-term investments	(712)	(193)	(475)	(413)
Net unrealized gains reclassified into net income on long-term investments	—	—	—	—
Forward contracts	(7)	(6)	(19)	(19)
Pension-related amounts	(142)	(353)	(427)	(1,060)
Income tax (provision) benefit on other comprehensive income (loss)	(5,712)	(245)	(10,520)	4,608

Other comprehensive income (loss), net of tax	8,355	359	15,391	(6,742)

Comprehensive (loss) income	(28,536)	18,291	(9,670)	7,395

Less: Comprehensive income attributed to non-controlling interest	—	—	—	—
Comprehensive (loss) income attributed to Vector Group Ltd.	$(28,536)	$18,291	$(9,670)	$7,395

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Interest	Total
Balance, December 31, 2012	89,898,411	$8,989	$—	$(65,116)	$(10,268)	$(12,857)	$—	$(79,252)
Net loss	—	—	—	(25,061)	—	—	—	(25,061)
Change in net loss and prior service cost, net of income taxes	—	—	—	—	625	—	—	625
Forward contract adjustments, net of income taxes	—	—	—	—	28	—	—	28
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	695	—	—	695
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	17,079	—	—	17,079
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(3,036)	—	—	(3,036)
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	—	14,043
Total other comprehensive income	—	—	—	—	—	—	—	15,391
Total comprehensive loss	—	—	—	—	—	—	—	(9,670)
Distributions and dividends on common stock	—	—	(2,485)	(104,817)	—	—	—	(107,302)
Restricted stock grant	50,000	5	(5)	—	—	—	—	—
Effect of stock dividend	4,498,579	450	—	(450)	—	—	—	—
Exercise of stock options	36,722	4	524	—	—	—	—	528
Tax benefit of options exercised	—	—	33	—	—	—	—	33
Stock-based compensation	—	—	1,933	—	—	—	—	1,933
Contributions to non-controlling interest	—	—	—	—	—	—	1,924	1,924
Distributions to non-controlling interest	—	—	—	—	—	—	(770)	(770)
Balance as of September 30, 2013	94,483,712	$9,448	$—	$(195,444)	$5,123	$(12,857)	$1,154	$(192,576)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Net cash provided by operating activities	$55,244	$97,245
Cash flows from investing activities:
Sale of investment securities	82,649	3,831
Purchase of investment securities	(129,483)	(1,148)
Proceeds from sale or liquidation of long-term investments	75	72
Purchase of long-term investments	(5,000)	(5,000)
Investments in non-consolidated real estate businesses	(45,977)	(22,467)
Investments in consolidated real estate businesses	(7,697)	—
Distributions from non-consolidated real estate businesses	2,463	31,221
Increase in cash surrender value of life insurance policies	(470)	(831)
Increase in restricted assets	(553)	(1,126)
Issuance of notes receivable	—	(355)
Proceeds from sale of fixed assets	11	418
Capital expenditures	(8,686)	(8,268)
Repayments of notes receivable	9,460	—
Net cash used in investing activities	(103,208)	(3,653)
Cash flows from financing activities:
Proceeds from debt issuance	454,200	14,018
Deferred financing costs	(11,750)	(315)
Repayments of debt	(420,710)	(15,440)
Borrowings under revolver	723,578	794,249
Repayments on revolver	(736,007)	(809,567)
Dividends and distributions on common stock	(107,302)	(100,392)
Proceeds from exercise of employee stock options	528	140
Tax benefit of employee stock options exercised	33	48
Net cash used in financing activities	(97,430)	(117,259)
Net decrease in cash and cash equivalents	(145,394)	(23,667)
Cash and cash equivalents, beginning of period	405,855	240,923
Cash and cash equivalents, end of period	$260,461	$217,256

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

Information concerning the Company's common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 27, 2013 and September 28, 2012. The dividends were recorded at par value of $450 and $414 since the Company did not have retained earnings at September 30, 2013 and 2012, respectively. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividends.

Net (loss) income for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net (loss) income attributed to Vector Group Ltd.	$(36,891)	$17,932	$(25,061)	$14,137
Income attributed to participating securities	—	(350)	—	(284)
Net (loss) income available to common stockholders	$(36,891)	$17,582	$(25,061)	$13,853

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Basic and diluted EPS were calculated using the following shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted-average shares for basic EPS	91,214,709	89,564,627	91,182,208	88,085,793
Plus incremental shares related to stock options and non-vested restricted stock	—	174,009	—	201,573
Weighted-average shares for basic and fully diluted EPS	91,214,709	89,738,636	91,182,208	88,287,366

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and nine months ended September 30, 2013 and 2012 but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Number of stock options	499,892	N/A	499,892	N/A
Weighted-average exercise price	$12.47	N/A	$12.47	N/A
Weighted-average shares of non-vested restricted stock	52,500	3,675	52,500	3,675
Weighted-average expense per share	16.30	$16.30	$16.30	$16.30
Weighted-average number of shares issuable upon conversion of debt	28,310,521	16,726,043	28,310,521	18,182,131
Weighted-average conversion price	$15.22	$13.29	$15.22	$13.38

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(d)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company's debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of the Company's stock price.  The range of estimated fair market values of the Company's embedded derivatives was between $161,135 and $166,607.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $163,829 as of September 30, 2013. At December 31, 2012, the range of estimated fair market values of the Company's embedded derivatives was between $169,424 and $174,909.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $172,128 as of December 31, 2012.  The estimated fair market value of the Company's embedded derivatives could change significantly based on future market conditions. (See Note 5.)

(e)	Other Income, Net:

Other income, net consists of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gain (loss) on warrants	$135	$(214)	$172	$(1,067)
Interest income	2,647	519	4,123	1,560
Accretion of interest income from debt discount on notes receivable	81	32	704	95
Gain on long-term investment	—	—	142	135
Other income	8	4	10	133
Other income, net	$2,871	$341	$5,151	$856

(f)	New Accounting Pronouncements:

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

2012. The implementation of the amended accounting guidance did not have a material impact on the Company's consolidated financial statements.

2.	INVENTORIES

Inventories consist of:

	September 30, 2013	December 31, 2012
Leaf tobacco	$53,265	$59,130
Other raw materials	3,739	3,151
Work-in-process	159	210
Finished goods	66,619	64,396
Inventories at current cost	123,782	126,887
LIFO adjustments	(28,776)	(26,495)
	$95,006	$100,392

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At September 30, 2013, Liggett had tobacco and other inventory purchase commitments of approximately $29,053.

All of the Company's inventories at September 30, 2013 and December 31, 2012 have been reported under the LIFO method.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at September 30, 2013 were as follows:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Equity securities	$53,422	$45,465	$(942)	$97,945
Fixed income securities	46,619	1,400	(395)	47,624
Total investment securities available for sale	$100,041	$46,865	$(1,337)	$145,569

The components of investment securities available for sale at December 31, 2012 were as follows:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Equity securities	$48,097	$23,621	$(1,734)	$69,984

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The table below summarizes the maturity dates of fixed income securities at September 30, 2013.

Investment Type:	Market Value	Under 1 Year	1 Year up to 5 Years	More than 5 years
U.S. Government securities	$10,273	$—	$10,273	$—
Corporate securities	28,318	737	20,637	6,944
U.S. mortgage backed securities	741	—	—	741
Commercial mortgage-backed securities	5,959	—	—	5,959
U.S. asset backed securities	851	—	851	—
Index-linked U.S. bonds	1,482	—	1,482	—
Total fixed income securities by maturity dates	$47,624	$737	$33,243	$13,644

4.	LONG-TERM INVESTMENTS

Long-term investments accounted for at cost:

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$20,541	$23,463	$15,540	$16,962
Real estate partnership	752	1,140	827	1,391
Investments accounted for at cost	$21,293	$24,603	$16,367	$18,353

Long-term investment partnership accounted for under the equity method:

	September 30, 2013	December 31, 2012
Investment partnership	$8,372	$6,432

The Company recorded an equity loss of $53 for the three months ended September 30, 2013 and equity income of $770 for the nine months ended September 30, 2013, related to the limited partnership. The Company recorded equity income of $124 for the three months ended September 30, 2012 and an equity loss of $1,205 for nine months ended September 30, 2012, related to the limited partnership.

The carrying value of the investment was approximately $8,372 and $6,432 as of September 30, 2013 and December 31, 2012, respectively, which approximated the investment's fair value.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	September 30, 2013	December 31, 2012
Vector:
7.75% Senior Secured Notes due 2021	$450,000	$—
11% Senior Secured Notes due 2015, net of unamortized discount of $0 and $408	—	414,592
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $22,894 and $30,383*	27,106	19,617
6.75% Variable Interest Senior Convertible Exchange Notes due 2014, net of unamortized discount of $31,594 and $45,038*	75,936	62,492
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $35,925 and $36,107*	7,297	7,115
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $157,504 and $161,795*	72,496	68,205
Liggett:
Revolving credit facility	17,002	29,430
Term loan under credit facility	3,959	4,179
Equipment loans	13,571	17,810
Other	3,722	284
Total notes payable, long-term debt and other obligations	671,089	623,724
Less:
Current maturities	(23,911)	(36,778)
Amount due after one year	$647,178	$586,946
______________________
* The fair value of the derivatives embedded within the 6.75% Variable Interest Senior Convertible Note ($7,552 at September 30, 2013 and $11,682 at December 31, 2012, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($14,310 at September 30, 2013 and $22,146 at December 31, 2012, respectively), the 3.875% Variable Interest Senior Convertible Debentures ($45,633 at September 30, 2013 and $39,714 at December 31, 2012, respectively), and the 7.50% Variable Interest Senior Convertible Debentures ($96,334 at September 30, 2013 and $98,586 at December 31, 2012, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

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

As of September 30, 2013, a total of $20,961 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the facility was approximately $29,039 based on eligible collateral at September 30, 2013.

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

11% Senior Secured Notes due 2015 - Vector:

On January 29, 2013, the Company announced a cash tender offer with respect to any and all of its outstanding $415,000 principal amount of its 11% Senior Secured Notes due 2015. The Company retired $336,315 of the 11% Senior Secured Notes at a premium of 104.292%, plus accrued and unpaid interest on February 12, 2013. The remaining $78,685 of the 11% Senior Secured Notes were called and retired on March 14, 2013 at a redemption price of 103.667% plus accrued and unpaid interest. The Company recorded a loss on the extinguishment of the debt of $21,458 for the nine months ended September 30, 2013. The loss included premium and tender costs of $17,820 and non-cash interest expense of $3,638 related to the write-off of net unamortized debt discount and deferred finance costs.

3.875% Variable Interest Senior Convertible Debentures due 2026 - Vector:

Holders of the Debentures converted $2 principal amount of the Debentures into 131 shares of the Company's common stock in February 2012, $31,370 principal amount into 2,053,065 shares of common stock in June 2012 and $24,406 principal amount into 1,597,290 shares of common stock in September 2012. The Company recorded non-cash accelerated interest expense related to the converted debt of $7,072 and $14,960 for the three and nine months ended September 30, 2012. The debt conversion resulted in a reclassification from debt to equity in the amount of $55,778. As of September 30, 2012, the principal amount of the Debentures outstanding was $43,222.

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

On October 29, 2013, the Company issued a Notice of Optional Redemption to each holder of the Debentures.  Pursuant to the Notice of Optional Redemption, the Company intends to redeem all of the remaining Debentures outstanding under the Indenture on November 29, 2013. The redemption price for the Debentures will be 100% of the outstanding principal amount of the Debentures, plus accrued and unpaid interest up to, but excluding, the redemption date. The aggregate principal amount of the Debentures outstanding  is $43,222 and no amounts will remain outstanding following the redemption of the Debentures. The Debentures may be converted into shares of the Company's common stock by the Debenture holders at any time before the close of business on the Redemption Date, at a conversion price of approximately $14.55 per share (approximately 68.718858 shares of common stock per $1,000 principal amount of the Debentures). The Company intends to use cash on hand to fund the redemption of any Debentures not converted prior to the redemption date.

Shares of Common Stock per $1,000 Principal Amount due on Convertible Notes:

The conversion rates for all convertible debt outstanding as of September 30, 2013 are summarized below:

	September 30, 2013
	Conversion Price	Shares per $1,000
3.875% Variable Interest Senior Convertible Debenture due 2026	$14.55	68.718858
6.75% Variable Interest Senior Convertible Note due 2014	11.78	84.859146
6.75% Variable Interest Senior Convertible Exchange Notes due 2014	13.37	74.798193
7.5% Variable Interest Senior Convertible Notes due 2019	$17.62	56.756757

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Non-Cash Interest Expense - Vector:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Amortization of debt discount	$9,620	$4,779	$25,432	$12,220
Amortization of deferred finance costs	549	606	1,593	2,067
Loss on extinguishment of 11% Senior Secured Notes	—	—	3,638	—
Accelerated interest expense on 3.875% Variable Interest Senior Convertible Debentures converted	—	7,072	—	14,960
	$10,169	$12,457	$30,663	$29,247

Fair Value of Notes Payable and Long-Term Debt:

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable and long-term debt	$671,089	$1,029,379	$623,724	$963,672

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

6. CONTINGENCIES

Tobacco-Related Litigation:

Overview
Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling ("Engle progeny cases"); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging the use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation are not quantifiable at this time. For the nine months ended September 30, 2013 and 2012, Liggett incurred tobacco product liability legal expenses and other litigation costs totaling

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

$7,334 and $6,006, respectively. The 2013 costs exclude a charge of $86,213 associated with the Engle progeny settlement discussed below.
Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending cases. Management reviews on a quarterly basis with counsel all pending litigation and evaluates whether an estimate can be  made of the possible loss or range of loss that could result from an unfavorable outcome. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages awarded in some tobacco-related litigation can be significant.
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals, Liggett has secured approximately $6,587 in bonds as of September 30, 2013.
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
Cautionary Statement About Engle Progeny Cases. Judgments have been entered against Liggett and other industry defendants in Engle progeny cases. Several of the judgments have been affirmed on appeal. To date, the United States Supreme Court has declined to review these cases. At September 30, 2013, Liggett and the Company were defendants in 2,982 state and 1,205 federal Engle progeny cases, on behalf of 5,342 plaintiffs (see discussion of Engle Progeny Settlement, below). As of September 30, 2013, 15 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts, exclusive of the Lukacs case. Fourteen of these cases were in state court and one was in federal court. Ten verdicts were returned in favor of the plaintiffs and five in favor of Liggett. Other cases have either been voluntarily dismissed by plaintiffs, dismissed by the court on summary judgment or a mistrial was declared. Excluding the Lukacs case, which was tried in 2002, seven years before the trials of Engle progeny cases commenced, the compensatory verdicts against Liggett have ranged from $1 to $3,479. In certain cases, the judgments entered have been joint and several with other defendants. In two of the cases, punitive damages were awarded against Liggett for $1,000 and $7,600. After exhausting all appeals, Liggett paid the judgments and related costs and interest in the Campbell and Clay cases. Since February 2009, when Engle progeny trials commenced, 89 state cases and 13 federal cases have been tried to a verdict. Based on the current rate of trials per year, it would require decades to resolve the remaining cases, although recently, the federal court has accelerated activation of cases. Except as discussed in this Note 6, with respect to the seven cases where an adverse verdict was entered against Liggett and which are currently on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members' claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages. The Company believes that the process under which Engle progeny cases are tried is unconstitutional and continues to pursue its appellate rights.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the Engle progeny cases. There can be no assurances that Liggett's past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of certain pending smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. Liggett may, however, enter into settlement discussions in particular cases if it believes it is in its best interest to do so. As of September 30, 2013, Liggett (and in certain cases the Company), has settled 148 Engle progeny cases for approximately $1,154, in the aggregate. In addition, Liggett has recently announced a settlement of over 4,900 Engle progeny cases.

Individual Actions
As of September 30, 2013, there were 64 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include Engle progeny cases or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions, by state, that are pending against Liggett or the Company as of September 30, 2013:

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
Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had until January 2008 in which to file individual lawsuits. As of September 30, 2013, Liggett and the Company are named defendants in 4,187 Engle progeny cases in both federal (1,205 cases) and state (2,982 cases) courts in Florida. These cases include approximately 5,342 plaintiffs, although, as discussed below, approximately 4,900 of the plaintiffs have agreed to settle and dismiss their respective Engle progeny cases against the Company and Liggett. Other cigarette manufacturers are also named as defendants in these cases, although as a case proceeds, one or more defendants may ultimately be dismissed from the action. In the event that the settlement is not completed, the number of state court Engle progeny cases may increase as multi-plaintiff cases continue to be severed into individual cases. The number of federal cases may increase as plaintiffs have appealed the dismissal of over 800 cases by the federal court. The total number of plaintiffs may also increase as a result of attempts by existing plaintiffs to add additional parties. Although the Company was not named as a defendant in the Engle case, it has been named as a defendant in most of the Engle progeny cases where Liggett is named as a defendant.

Engle Progeny Settlement
On October 23, 2013, a settlement was reached between the Company and a group of law firms representing approximately 4,900 plaintiffs in individual Engle progeny actions, which includes all of the federal plaintiffs and approximately 3,700 state plaintiffs. The settlement, which does not require court approval, will resolve and dismiss the claims of all Engle progeny plaintiffs except those of approximately 430 plaintiffs.
The settlement is expected to be finalized within 90 days and is contingent upon delivery of the required settlement documents by plaintiffs' attorneys. Pursuant to the terms of the settlement, Liggett will pay a total of $110,000 with approximately $61,000 to be paid in a lump sum and the balance to be paid in equal annual installments over the next 14 years. Beginning in year eight the annual payments are subject to a cost-of-living adjustment. The Company recorded a charge of $86,213 for the three and nine months ended September 30, 2013 for the settlement. Of this amount, $25,213 is related to certain payments discounted to their present value because the timing and amounts of such payments are fixed and determinable. The present value of the installment payments was computed using an 11% annual discount rate. The installment payments total $49,000 on an undiscounted basis. The Company’s payments are estimated to be $61,000 in 2013, $3,483 per year for years 2014 through 2017 and $35,068 in the aggregate thereafter.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Pursuant to the terms of the agreement, the participating plaintiffs' lawyers have agreed to a standstill which precludes further litigation against the Company by a participating plaintiff. The standstill remains in place indefinitely unless and until the Company exercises its right to terminate the agreement within the first 90 days. During the first 60 days, participating plaintiffs’ attorneys are required to deliver: (i) a dismissal of the Company with prejudice from each Engle progeny plaintiff's case that has opted in to the settlement; (ii) an executed release from each participating plaintiff who alleges Liggett brand usage; and (iii) confirmation that sufficient measures have been taken to satisfy medical liens with respect to the participating plaintiffs. The settlement permits the Company to terminate the agreement and make no payments if it does not receive each of the required releases and dismissals. Provided the Company does not terminate the settlement, releases from plaintiffs who alleged only de minimis Liggett brand usage will be effectuated upon payment of the settlement proceeds to that plaintiff. It is possible that the settlement may not be completed or that the parties may agree to extend the contractual deadlines. The Company, in its sole discretion, may waive the requirement of delivery of an individual's settlement documents.

As of September 30, 2013, the following Engle progeny cases have resulted in judgments against Liggett:

Date	Case Name	County	Net Compensatory Damages	Punitive Damages	Status
June 2002	Lukacs v. R.J. Reynolds	Miami-Dade	$12,418	None	Affirmed by the Third District Court of Appeal. Liggett satisfied the judgment and the case is concluded.
August 2009	Campbell v. R.J. Reynolds	Escambia	$156	None	Affirmed by the First District Court of Appeal. The US Supreme Court declined to review the case. Liggett satisfied the judgment and the case is concluded.
March 2010	Douglas v. R.J. Reynolds	Hillsborough	$1,350	None	Affirmed by the Second District Court of Appeal. In March 2013, the Florida Supreme Court affirmed. On October 7, 2013, the US Supreme Court declined to review the case.
April 2010	Clay v. R.J. Reynolds	Escambia	$349	$1,000	Affirmed by the First District Court of Appeal. The US Supreme Court declined to review the case. Liggett satisfied the judgment and the case is concluded.
April 2010	Putney v. R.J. Reynolds	Broward	$3,008	None
On June 12, 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings. Plaintiff filed a motion for rehearing which was denied. Both sides have sought discretionary review from the Florida Supreme Court.

April 2011	Tullo v. R.J. Reynolds	Palm Beach	$225	None	Affirmed by the Fourth District Court of Appeal. The defendants have sought discretionary review from the Florida Supreme Court.
January 2012	Ward v. R.J. Reynolds	Escambia	$1	None	Affirmed by the First District Court of Appeal. Defendants' motion for rehearing was denied.
May 2012	Calloway v. R.J. Reynolds	Broward	$1,947	$7,600	A joint and several judgment for $16,100 was entered against all defendants. On appeal to the Fourth District Court of Appeal.
December 2012	Buchanan v. R.J. Reynolds	Leon	$2,035	None	A joint and several judgment for $5,500 was entered against Liggett and Philip Morris. On appeal to the First District Court of Appeal.
May 2013	Cohen v. R.J. Reynolds	Palm Beach	$205	None	Defendants' motion seeking a new trial was granted by the trial court on June 24, 2013. Plaintiff filed a notice of appeal to the Fourth District Court of Appeal.
August 2013	Rizzuto v. R.J. Reynolds	Hernando	$3,479	None
A joint and several judgment for $11,132 was entered against Philip Morris and Liggett. The court denied defendants' request to reduce the compensatory damages by the plaintiff's comparative fault. On appeal to the Fifth District Court of Appeal.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company's potential range of loss in the Putney, Tullo, Ward, Calloway, Buchanan, Cohen and Rizzuto cases is between $0 and $18,500 in the aggregate, plus accrued interest and legal fees. In determining the range of loss, the Company considers potential settlements as well as future appellate relief. Except as disclosed elsewhere in this Note 6, the Company is unable to determine a range of loss related to the remaining Engle progeny cases. Other than $2,000 for Douglas, no amounts have been expensed or accrued in the accompanying consolidated financial statements for the other cases described above. However, as cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

Federal Engle Progeny Cases. Three federal judges (in the Merlob, B. Brown and Burr cases) ruled that the findings in Phase I of the Engle proceedings could not be used to satisfy elements of plaintiffs' claims, and two of those rulings (B. Brown and Burr) were certified by the trial court for interlocutory review. The certification was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated (in February 2009, the appeal in Burr was dismissed for lack of prosecution). In July 2010, the Eleventh Circuit ruled that plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. Rather, plaintiffs may only use the findings to establish specific facts that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made. That determination was never undertaken.

Instead, in the Waggoner case, the United States District Court for the Middle District of Florida directed the parties to brief the applicability of the Engle findings to all Middle District cases. Liggett and the Company are not defendants in Waggoner, but nonetheless, were directed to submit motions on the issues. In December 2011, the district court ruled that it was bound by Martin and Jimmie Lee Brown (discussed below) and that the application of the Phase I findings did not deprive defendants of any constitutional due process rights. The court ruled, however, that plaintiffs must establish legal causation to establish liability. With respect to punitive damages, the district court held that the plaintiffs could rely on the findings in support of their punitive damages claims but that, in addition, plaintiffs must demonstrate specific conduct by specific defendants, independent of the Engle findings, that satisfies the standards for awards of punitive damages. The Waggoner ruling applies to all of the cases pending in the Middle District of Florida. The Waggoner court declined to address certain issues raised by Liggett and the Company and directed that their motion be re-filed in a case in which they were named as defendants. As a result, Liggett filed a motion in the Young-McCray case raising issues specific to Liggett. The court denied the motion and adopted the Waggoner ruling as to Liggett. Liggett was subsequently dropped as a defendant before trial. Subsequently, in September 2013 the United States Court of Appeals for the Eleventh Circuit affirmed the judgments in the Walker and Duke cases, holding that giving full faith and credit to the Florida Supreme Court's Engle decision would not deprive defendant R.J. Reynolds of due process of law. R.J. Reynolds moved for rehearing of that decision in those cases. At present, there are several hundred active federal cases at the trial level. The remaining cases are stayed pending activation by the court. If the Engle progeny settlement discussed above is concluded, all federal Engle progeny cases against Liggett and the Company will be dismissed with prejudice.
Appeals of Engle Progeny Verdicts. In December 2010, in the Martin case, a state court case against R.J. Reynolds, the First District Court of Appeal issued the first ruling by a Florida intermediate appellate court to address the B. Brown decision discussed above. The panel held that the trial court correctly construed the Florida Supreme Court's 2006 decision in Engle in instructing the jury on the preclusive effect of the Phase I Engle proceedings, expressly disagreeing with certain aspects of the B. Brown decision. In July 2011, the Florida Supreme Court declined to review the First District Court of Appeal's decision. In March 2012, the United States Supreme Court declined to review the Martin case, along with the Campbell case and two other Engle progeny cases. This decision has led to other adverse rulings by other state appellate courts.

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
In the Rey case, a state court Engle progeny case, the trial court entered final summary judgment on all claims in favor of the Company, Liggett and Lorillard based on what has been referred to in the Engle progeny litigation as the "Liggett Rule."  The Liggett Rule stands for the proposition that a manufacturer cannot have liability to a smoker under any asserted claim if the smoker did not use a product manufactured by that particular defendant.  The Liggett Rule is based on the entry of final judgment in favor of Liggett/Brooke Group in Engle on all of the claims asserted against them by class representatives Mary Farnan and Angie Della Vecchia, even though the Florida Supreme Court upheld, as res judicata, the generic finding that Liggett/Brooke Group engaged in a conspiracy to commit fraud by concealment. In September 2011, the Third District Court of Appeal affirmed in part and reversed in part holding that the defendants were entitled to summary judgment on all claims asserted against them other than the claim for civil conspiracy.  Defendants' motions for rehearing were denied with regard to the Liggett Rule issues.  Defendants sought further review by the Florida Supreme Court and on August 20, 2012, the petition for review was denied. In March 2012, the Fifth District Court of Appeal, in other progeny cases, followed the Third District Court of Appeal and reversed summary judgment on the conspiracy claims. The Florida Supreme Court refused to accept jurisdiction of defendants' appeals of those rulings.
In March 2012, in Douglas, the Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants' federal due process rights. In March 2013, the Florida Supreme Court affirmed the use of Engle jury findings and determined that there is no violation of the defendants' due process rights. In October 2013, the United States Supreme Court declined to review the decision. As a result, Liggett accrued $2,000 for the Douglas case in the third quarter of 2013. The Company expects to pay the Douglas judgment before December 31, 2013.

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

Liggett Only Cases.  There are currently five cases pending where Liggett is the only remaining tobacco company defendant. These cases consist of three Individual Actions and two Engle progeny cases. In one of the Individual Actions, Hausrath (NY state court), plaintiff moved to restore the case to the active docket calendar. The motion was granted by the court. There has been no recent activity in the other two Individual Actions. One of the Engle progeny cases, Katz, is currently set for trial on January 3, 2014. Katz is not participating in the Engle progeny settlement, discussed above. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Class Actions
As of September 30, 2013, there were four actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.
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
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action. After several mistrials, on May 15, 2013, the jury rejected all but one of the plaintiffs' claims, finding for the plaintiffs on the claim that ventilated filter cigarettes, sold between 1964 and July 1, 1969, should have included instructions on how to use them. On July 15, 2013, plaintiffs filed a renewed motion for judgment as a matter of law and a motion for a new trial. Defendants filed a motion for judgment notwithstanding the verdict. All post-trial motions were denied and the issue of damages was reserved for further proceedings that have not yet been scheduled. Final judgment as to liability is to be issued on October 28, 2013. If the case were to proceed against Liggett, it is estimated that Liggett could be a defendant in approximately 100 of the individual cases.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Health Care Cost Recovery Actions
As of September 30, 2013, there was one Health Care Cost Recovery Action pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Upcoming Trials
As of September 30, 2013, there were 30 Engle progeny cases scheduled for trial through September 30, 2014, where Liggett and/or the Company are named defendants. If the Engle progeny settlement discussed above is concluded, Liggett will be dismissed from 23 of those cases. There are additional cases against other cigarette manufacturers that are also scheduled for trial through September 30, 2014. Trial dates are, however, subject to change.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco's domestic shipments accounted for 3.3% of the total cigarettes sold in the United States in the first nine months of 2013. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 31, 2012, Liggett paid $105,000 of its $138,900 2012 MSA payment obligation. On April 15, 2013, Liggett and Vector Tobacco paid an additional $30,800, of which approximately $18,700 was paid into the disputed payments account. Liggett disputed, and withheld, approximately $3,100.
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
For 2003 through 2012, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco paid subject to dispute, withheld payment or paid into a disputed payment account the amounts associated with these NPM Adjustments.
Notwithstanding provisions in the MSA requiring arbitration, litigation was filed in 49 Settling States involving the application of the NPM Adjustment for 2003 and whether it was to be determined through litigation or arbitration. These actions related to the potential NPM Adjustment for 2003, which the independent auditor under the MSA previously determined to be as much as $1,200,000 for all Participating Manufacturers. All but one of the 48 courts that decided the issue ruled that the 2003 NPM Adjustment dispute was arbitrable. One court, the Montana Supreme Court, ruled that Montana’s claim of diligent enforcement must be litigated. The United States Supreme Court denied certiorari with respect to that opinion. In June 2012, Montana and the Participating Manufacturers reached an agreement that the Participating Manufacturers will not contest Montana's diligent enforcement for 2003.
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

Effective December 17, 2012, the Participating Manufacturers entered into a “term sheet” with 20 Settling States setting out terms for settlement of the NPM Adjustment for 2003 through 2012 and addressing the NPM Adjustment with respect to those states for future years. Certain of the non-settling states objected to the settlement. In March 2013, the arbitration panel entered a Stipulated Partial Settlement and Award which, among other things, overruled the objections of the non-settling states and directed the independent auditor to implement certain terms of the term sheet effective with the April 15, 2013 MSA payments. In May 2013, two additional states joined the settlement. Several non-settling states are attempting to vacate the settlement award by filing state court actions. Although certain terms of the settlement were implemented by the independent auditor on April 15, 2013, no assurance can be given as to the ultimate outcome of the non-settling states' challenges.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As a result of the settlement, in the first quarter of 2013 Liggett and Vector Tobacco recognized income of $5,602. Following the additional two states joining the settlement in May 2013, Liggett and Vector Tobacco recognized an additional $1,345 of income in the second quarter of 2013. The remaining NPM Adjustment accrual of $27,600 at September 30, 2013 relates to the disputed amounts Liggett and Vector Tobacco have withheld from the non-settling states for 2004 through 2010. Approximately $16,600 remains in the disputed payments accounts relating to the 2011 and 2012 NPM Adjustment dispute with these non-settling states.
In September 2013, the panel issued its decisions with respect to the 15 states that did not enter into the stipulated partial settlement and award, finding that six states did not diligently enforce their escrow statutes in 2003. As a result, in April 2014, Liggett will receive a credit for the 2003 NPM Adjustment, in the amount of $5,987 including interest. This amount was recognized in the third quarter of 2013. It is possible that one or more of the six states that were found not to be diligent will file motions with their state courts seeking to vacate the award.

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
In December 2012, the parties arbitrated the dispute before a panel of three arbitrators. In February 2013, the arbitrators granted the relief sought by Liggett.  The arbitrators ruled that the limitations provisions of the MSA precluded the independent auditor from recalculating Liggett's grandfathered market share exemption or Liggett's payment obligations beyond the last four years.  The arbitrators further ruled that, for purposes of calculating Liggett's payment obligations for the applicable years, Liggett's market share should be calculated on a net basis, increased by a factor of 1.25%.  Liggett filed a motion seeking reconsideration of the part of the arbitrators' decision that would require the 1.25% increase in Liggett's market share. The states objected to Liggett's motion and sought additional relief from the panel declaring that any adjustment ordered by the panel is not limited by the four year limitations set forth in the MSA. If the arbitrator's ruling is not modified, Liggett would be required to pay approximately $16,200 for the previous five years. If the relief requested by the states is granted, Liggett could be required to pay up to approximately $36,200. The panel agreed to hear arguments on the motions in May 2013, but due to the conditional settlement described below, the parties agreed to adjourn the hearing. In June 2013, Liggett and a negotiating group on behalf of the Settling States reached an agreement in principle to resolve all disputes regarding "gross" v. "net", subject to definitive documentation and approval thereof by each Settling State. The proposed settlement requires that Liggett pay $8,000 to the Settling States and agree to reduce its market share exemption from 1.645% to 1.63% starting in 2013 and for all years thereafter. In exchange, the Settling States will release Liggett from all claims in connection with the "gross" v. "net" dispute. The Company previously accrued $9,300 for this matter. There can be no assurance that the settlement will be concluded and if it is not, that Liggett will be successful in seeking modification of the award by the panel or that Liggett will not be required to make additional payments, which could adversely affect the Company’s consolidated financial position, results of operations and cash flows.
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
Cautionary Statement.  Management is not able to predict the outcome of the litigation pending or threatened against Liggett or the Company. Litigation is subject to many uncertainties. Through September 30, 2013, Liggett has been found liable in eleven Engle progeny cases. In three of the cases, the verdicts were affirmed on appeal and the judgments were satisfied by Liggett. In another case, Douglas, the United States Supreme Court declined to review the Florida Supreme Court's decision. Although Liggett has appealed the remaining adverse verdicts, appellate efforts to date have generally not been successful. Liggett has also had judgments entered against it in Individual Actions, which were affirmed on appeal and satisfied by Liggett. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may attempt to settle particular cases if it believes it is in its best interest to do so.
Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking-related case could encourage the commencement of additional litigation. Except as discussed in this Note 6, management is unable to estimate the loss or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its consolidated financial statements for unfavorable outcomes.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The activity in the Company's accruals for the MSA and tobacco litigation for the nine months ended September 30, 2013 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2013	$32,970	$1,470	$34,440	$52,639	$1,862	$54,501
Expenses	87,770	62,872	150,642	—	25,219	25,219
NPM Settlement adjustment	(5,987)	—	(5,987)	(13,489)	—	(13,489)
Change in MSA obligations capitalized as inventory	675	—	675	—	—	—
Payments	(34,077)	(1,685)	(35,762)	—	—	—
Reclassification from non-current liabilities	3,520	223	3,743	(3,520)	(223)	(3,743)
Interest on withholding	—	321	321	—	150	150
Balance as of September 30, 2013	$84,871	$63,201	$148,072	$35,630	$27,008	$62,638

The activity in the Company's accruals for the MSA and tobacco litigation for the nine months ended September 30, 2012 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2012	$51,174	$1,551	$52,725	$49,338	$1,600	$50,938
Expenses	103,682	214	103,896	—	—	—
Change in MSA obligations capitalized as inventory	350	—	350	—	—	—
Payments	(50,094)	(684)	(50,778)	—	—	—
Reclassification from non-current liabilities	(905)	224	(681)	905	(224)	681
Interest on withholding	—	31	31	1,779	433	2,212
Balance as of September 30, 2012	$104,207	$1,336	$105,543	$52,022	$1,809	$53,831

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In February 2004, Liggett Vector Brands entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2016. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the association a $100 letter of credit and agreed to fund up to an additional $400. In the third quarter of 2013, Liggett paid $83 for obligations under this program, and therefore, is only committed to fund an additional $317. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at September 30, 2013.
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

The Company's income tax expense (benefit) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(Loss) income before provision for income taxes	$(55,860)	$31,234	$(34,348)	$25,180
Income tax (benefit) expense using estimated annual effective income tax rate	(22,763)	12,024	(13,997)	9,694
Changes in effective tax rates	1,181	1,426	1,159	1,400
Out-of-period adjustment related to non-deductible expenses in 2011	—	—	—	757
Increase in unrecognized tax benefits	251	—	373	—
Impact of discrete items associated with debt retirement	—	(148)	816	(808)
Impact of discrete item associated with litigation settlement	2,362	—	2,362	—
Income tax (benefit) expense	$(18,969)	$13,302	$(9,287)	$11,043

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

8. NEW VALLEY LLC

The components of “Investments in non-consolidated real estate businesses” were as follows:

	September 30, 2013	December 31, 2012
Douglas Elliman Realty LLC	$78,724	$65,171
Sesto Holdings	5,037	5,037
1107 Broadway	6,579	5,566
Lofts 21	1,425	900
Hotel Taiwana	7,150	2,658
East 68th Street	7,000	7,000
11 Beach Street	10,962	9,642
Maryland Portfolio	3,970	4,615
701 Seventh Avenue	7,525	9,307
Queens Plaza	8,057	7,350
Chrystie Street	2,048	1,973
Leroy Street	1,150	—
101 Murray Street	19,256	—
Park Lane Hotel	17,500	—
Investments in non-consolidated real estate businesses	$176,383	$119,219

Residential Brokerage Business. New Valley recorded income of $9,075 and $5,223 for the three months ended September 30, 2013 and 2012, respectively, associated with Douglas Elliman Realty, LLC. New Valley recorded income of $16,513 and $11,596 for the nine months ended September 30, 2013 and 2012, respectively, associated with Douglas Elliman Realty, LLC. New Valley received cash distributions from Douglas Elliman Realty, LLC of $2,961 and $3,214 for the nine months ended September 30, 2013 and 2012, respectively. The summarized financial information of Douglas Elliman Realty, LLC is as follows:

	September 30, 2013	December 31, 2012
Cash	$109,696	$78,015
Other current assets	9,100	8,543
Property, plant and equipment, net	16,284	15,796
Trademarks	21,663	21,663
Goodwill	38,551	38,523
Other intangible assets, net	730	897
Other non-current assets	3,322	3,182
Notes payable - current	335	466
Other current liabilities	87,729	22,065
Notes payable - long term	258	334
Other long-term liabilities	9,280	9,614
Members' equity	101,744	134,140

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$127,537	$103,146	$315,721	$272,276
Costs and expenses	109,178	93,111	282,885	250,905
Depreciation expense	986	822	2,944	2,468
Amortization expense	56	60	167	181
Other income	109	449	512	1,681
Interest (income) expense, net	(14)	17	(22)	49
Income tax expense	442	288	684	611
Net income	$16,998	$9,297	$29,575	$19,743

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
Chelsea Eleven.  New Valley recorded equity income of $0 and $2,118 for the three and nine months ended September 30, 2012, respectively, and received net distributions of $8,439 for the nine months ended September 30, 2012, related to New Valley Chelsea. New Valley had no exposure to loss as a result of its investment in Chelsea at September 30, 2013.
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

The summarized income statement information of the joint venture was as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2012
Interest and dividend income	$23,143	$25,122
Costs and expenses	78	422
Interest expense, net	5,065	7,794
Income tax expense	—	6
Net income	$18,000	$16,900

On September 28, 2012, all outstanding principal and interest was repaid and the C-Note was retired. New Valley received a liquidating distribution of $32,275 from the joint venture on September 28, 2012. New Valley accounted for this investment under the equity method of accounting. New Valley recorded equity income of $7,651 and $7,180 for the three and nine months ended September 30, 2012, respectively. New Valley had no exposure to loss as a result of its investment in NV SOCAL LLC at September 30, 2013.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Hotel Taiwana. New Valley contributed additional capital of $567 in February 2013, $3,088 in April 2013 and $836 in August 2013, along with contributions of additional capital by the other investment partners of Hill Street Partners LLP ("Hill"). New Valley's investment percentage did not change from year end. Hill used the contributions to purchase the remaining interest in Hotel Taiwana and make improvements to the property.
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
In July 2013, the joint venture closed on the acquisition of the property. New Valley had invested $19,256 in the joint venture as of September 30, 2013 in the form of capital contributions and a loan bearing interest at 12% per annum, compounded quarterly, to the joint venture partner.
Park Lane Hotel. In July 2013, a subsidiary of New Valley acquired an 18% interest in a joint venture that has agreed to acquire the Park Lane Hotel, which is presently a 47-story, 605-room independent hotel owned and operated by the Helmsley Family Trust and Estate. The joint venture is developing plans for a hotel and luxury residential condominiums.  The development is estimated to take approximately 30 months from commencement of construction. New Valley had invested $17,500 in the joint venture as of September 30, 2013.

Consolidated real estate investments:
The components of “Investments in consolidated real estate businesses, net” were as follows:

	September 30, 2013	December 31, 2012
Escena, net	$13,127	$13,295
Indian Creek	10,114	—
Investment in consolidated real estate businesses, net	$23,241	$13,295

Investment in Escena. The components of the Company's investment in Escena are as follows:

	September 30, 2013	December 31, 2012
Land and land improvements	$11,477	$11,430
Building and building improvements	1,530	1,530
Other	1,439	1,374
	14,446	14,334
Less accumulated depreciation	(1,319)	(1,039)
	$13,127	$13,295

The Company recorded an operating loss of $845 and $762 for the three months ended September 30, 2013 and 2012, respectively, from Escena. The Company recorded an operating loss of $769 and $275 for the nine months ended September 30, 2013 and 2012, respectively, from Escena.

In October 2013, the Company sold 200 of the 867 residential lots for approximately $22,700, net of selling costs. The remaining project consists of 667 residential lots, consisting of both single family and multi-family lots,, an 18-hole golf course, clubhouse restaurant and golf shop, and a seven-acre site approved for a 450-room hotel.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Investment in Indian Creek. In March 2013, New Valley invested $7,616 for an approximate 80% interest in Timbo LLC ("Indian Creek") which owns a residential real estate project located on Indian Creek, Florida. As a result of the 80% ownership interest, the consolidated financial statements of the Company include the balances of Indian Creek which included land and building of approximately $9,772, a line of credit of $3,570, equity interest of $4,616 and a minority interest of $1,154 as of September 30, 2013. New Valley received a distribution of $3,080 during the nine months ended September 30, 2013, while $770 is payable to the minority interest shareholder as of September 30, 2013.

In May 2013, Indian Creek entered into a $8,400 line of credit for a construction loan, that bears interest at the Overnight LIBOR rate plus 250 basis points, floating, per annum. A total of $3,570 was outstanding under the facility and has been classified as a component of Notes payable on the Company's Condensed Consolidated Balance Sheet as of September 30, 2013.

9. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of September 30, 2013
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$190,097	$190,097	$—	$—
Certificates of deposit	2,234	—	2,234	—
Bonds	6,587	6,587	—	—
Investment securities available for sale				—
Equity securities	97,945	96,682	1,263	—
Fixed income securities
U.S. Government securities	10,273	—	10,273	—
Corporate securities	28,318	6,400	21,918	—
U.S. mortgage backed securities	741	—	741	—
Commercial mortgage-backed securities	5,959	—	5,959	—
U.S. asset backed securities	851	—	851	—
Index-linked U.S. bonds	1,482	—	1,482	—
Total fixed income securities	47,624	6,400	41,224	—

Warrants	940	—	—	940
Total	$345,427	$299,766	$44,721	$940

Liabilities:
Fair value of derivatives embedded within convertible debt	$163,829	$—	$—	$163,829

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
The Company recognized income of $8,299 and charges of $21,020 for the nine months ended September 30, 2013 and 2012, respectively.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at September 30, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	September 30, 2013	Valuation Technique	Unobservable Input	Range (Actual)

Warrants	$940	Option model	Stock price	$1.81
			Exercise price	$1.68
			Term (in years)	3.1
			Volatility	58.51%
			Dividend rate	—
			Risk-free return	0.68%

Fair value of derivatives embedded within convertible debt	$163,829	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$16.10
			Convertible trading price	119.31%
			Volatility	18%
			Implied credit spread	7.5% - 8.5% (8.0%)

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of September 30, 2013 and December 31, 2012, respectively.

10. SEGMENT INFORMATION

The Company's significant business segments for the three and nine months ended September 30, 2013 and 2012 were Tobacco and Real Estate.  The Tobacco segment consists of the manufacture and sale of cigarettes.  The Real Estate segment includes the Company's investment in Escena, Indian Creek and investments in non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company's operations before taxes for the three and nine months ended September 30, 2013 and 2012 follows:

			Real	Corporate
	Tobacco		Estate	and Other	Total
Three months ended September 30, 2013
Revenues	$271,516		$—	$—	$271,516
Operating loss	(32,974)	(1)	(1,072)	(3,239)	(37,285)
Equity income from non-consolidated real estate businesses	—		9,489	—	9,489
Depreciation and amortization	2,361		160	251	2,772

Three months ended September 30, 2012
Revenues	$272,783		$—	$—	$272,783
Operating income (loss)	48,139		(1,054)	(3,892)	43,193
Equity income from non-consolidated real estate businesses	—		12,874	—	12,874
Depreciation and amortization	2,425		119	94	2,638

Nine months ended September 30, 2013
Revenues	$761,038		$—	$—	$761,038
Operating income (loss)	62,480	(2)	(1,393)	(11,036)	50,051
Equity income from non-consolidated real estate businesses	—		16,774	—	16,774
Depreciation and amortization	7,114		440	451	8,005
Capital expenditures	5,813		553	2,320	8,686

Nine months ended September 30, 2012
Revenues	$806,983		$—	$—	$806,983
Operating income (loss)	130,244		(782)	(11,895)	117,567
Equity income from non-consolidated real estate businesses	—		20,969	—	20,969
Depreciation and amortization	7,303		292	353	7,948
Capital expenditures	7,151		156	961	8,268

(1) Operating loss includes $4,016 of income from a NPM Settlement, $86,213 of Engle progeny settlement charge and $1,700 of litigation judgment expense.
(2) Operating income includes $10,963 of income from NPM Settlements, $86,213 of Engle progeny settlement charge and $1,700 of litigation judgment expense.
.
.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11. LADENBURG THALMANN FINANCIAL SERVICES INC.

Vector presently beneficially owns approximately 8.2% of the common stock of Ladenburg Thalmann Financial Services Inc. ("LTS"), a related party entity. Vector lent $15,000 to LTS in November 2011. In May, June and July 2013, LTS paid Vector an aggregate of $9,796 of principal plus related interest on the loan. In connection with the principal reductions, the Company recognized $67 and $619 of interest income related to the acceleration of the amortization of note discount for the three and nine months ended September 30, 2013. As of September 30, 2013, the outstanding principal balance on the loan to LTS was $5,540.

On May 22, 2013, Vector purchased 240,000 shares of LTS's 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share) ("LTS Preferred") for $6,000. LTS will pay a monthly cumulative dividend of 8% per annum on the LTS Preferred. LTS, at its option, may redeem any or all of the LTS Preferred at $25.00 per share plus any accumulated and unpaid dividends on or after May 24, 2018. As of September 30, 2013, the LTS Preferred investment was included in "Investment securities available for sale" and had a carrying value of $5,760 in Vector's condensed consolidated balance sheet.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		September 30, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$249,851	$9,884	$726	$—	$260,461
Investment securities available for sale	89,816	55,753	—	—	145,569
Accounts receivable - trade, net	—	11,579	352	—	11,931
Intercompany receivables	461	—	—	(461)	—
Inventories	—	95,006	—	—	95,006
Deferred income taxes	50,287	2,765	—	—	53,052
Income taxes receivable, net	11,944	21,777	—	(23,057)	10,664
Restricted assets	—	1,605	—	—	1,605
Other current assets	521	7,503	165	—	8,189
Total current assets	402,880	205,872	1,243	(23,518)	586,477
Property, plant and equipment, net	3,937	53,578	520	—	58,035
Investments in consolidated real estate businesses, net	—	—	23,241	—	23,241
Long-term investments accounted for at cost	20,541	—	752	—	21,293
Long-term investments accounted for under the equity method	8,372	—	—	—	8,372
Investments in non-consolidated real estate businesses	—	—	176,383	—	176,383
Investments in consolidated subsidiaries	225,084	—	—	(225,084)	—
Restricted assets	1,893	9,284	31	—	11,208
Deferred income taxes	45,753	13,868	5,736	—	65,357
Intangible asset	—	107,511	—	—	107,511
Prepaid pension costs	—	14,246	—	—	14,246
Other assets	38,369	9,963	500	—	48,832
Total assets	$746,829	$414,322	$208,406	$(248,602)	$1,120,955
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$23,793	$118	$—	$23,911
Current portion of employee benefits	—	1,005	—	—	1,005
Accounts payable	532	3,079	317	—	3,928
Intercompany payables	—	15	446	(461)	—
Accrued promotional expenses	—	18,420	—	—	18,420
Income taxes payable	—	—	28,796	(23,057)	5,739
Accrued excise and payroll taxes payable, net	—	3,307	—	—	3,307
Litigation accruals and current payments due under the Master Settlement Agreement	—	148,072	—	—	148,072
Deferred income taxes	24,449	12,379	—	—	36,828
Accrued interest	13,388	—	—	—	13,388
Other current liabilities	4,756	9,007	1,419	—	15,182
Total current liabilities	43,125	219,077	31,096	(23,518)	269,780
Notes payable, long-term debt and other obligations, less current portion	632,835	10,773	3,570	—	647,178
Fair value of derivatives embedded within convertible debt	163,829	—	—	—	163,829
Non-current employee benefits	26,859	19,652	—	—	46,511
Deferred income taxes	71,653	36,105	13,191	—	120,949
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,104	62,852	1,328	—	65,284
Total liabilities	939,405	348,459	49,185	(23,518)	1,313,531
Commitments and contingencies
Stockholders' deficiency	(192,576)	65,863	159,221	(225,084)	(192,576)
Total liabilities and stockholders' deficiency	$746,829	$414,322	$208,406	$(248,602)	$1,120,955

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$271,516	$—	$—	$271,516
Expenses:
Cost of goods sold	—	194,991	—	—	194,991
Operating, selling, administrative and general expenses	4,968	19,990	939	—	25,897
Litigation settlement and judgment expense	—	87,913	—	—	87,913
Management fee expense	—	2,377	—	(2,377)	—
Operating loss	(4,968)	(33,755)	(939)	2,377	(37,285)
Other income (expenses):
Interest expense	(32,978)	(602)	(3)	—	(33,583)
Change in fair value of derivatives embedded within convertible debt	2,800	—	—	—	2,800
Equity income from non-consolidated real estate businesses	—	—	9,489	—	9,489
Equity loss on long-term investments	(53)	—	—	—	(53)
Loss on investment securities available for sale	(99)	—	—	—	(99)
Equity loss in consolidated subsidiaries	(11,514)	—	—	11,514	—
Management fee income	2,377	—	—	(2,377)	—
Other income (loss), net	603	2,270	(2)	—	2,871
(Loss) income before provision for income taxes	(43,832)	(32,087)	8,545	11,514	(55,860)
Income tax benefit (expense)	6,941	15,521	(3,493)	—	18,969
Net (loss) income	(36,891)	(16,566)	5,052	11,514	(36,891)
Comprehensive (loss) income	$(28,536)	$(11,923)	$5,052	$6,871	$(28,536)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$272,783	$—	$—	$272,783
Expenses:
Cost of goods sold	—	203,749	—	—	203,749
Operating, selling, administrative and general expenses	5,585	19,238	1,018	—	25,841
Management fee expense	—	2,291	—	(2,291)	—
Operating (loss) income	(5,585)	47,505	(1,018)	2,291	43,193
Other income (expenses):
Interest expense	(24,903)	(998)	(5)	—	(25,906)
Change in fair value of derivatives embedded within convertible debt	6,040	—	—	—	6,040
Acceleration of interest expense related to debt conversion	(7,072)	—	—	—	(7,072)
Equity income from non-consolidated real estate businesses	—	—	12,874	—	12,874
Equity income on long-term investments	124	—	—	—	124
Gain on investment securities available for sale	—	1,640	—	—	1,640
Equity income in consolidated subsidiaries	36,173	—	—	(36,173)	—
Management fee income	2,291	—	—	(2,291)	—
Other, net	340	—	1	—	341
Income before provision for income taxes	7,408	48,147	11,852	(36,173)	31,234
Income tax benefit (expense)	10,524	(19,014)	(4,812)	—	(13,302)
Net income	17,932	29,133	7,040	(36,173)	17,932
Comprehensive income	$18,291	$36,330	$7,040	$(43,370)	$18,291

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Nine Months Ended September 30, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$761,038	$—	$—	$761,038
Expenses:
Cost of goods sold	—	548,377	—	—	548,377
Operating, selling, administrative and general expenses	16,350	56,939	1,408	—	74,697
Litigation settlement and judgment expense	—	87,913	—	—	87,913
Management fee expense	—	7,131	—	(7,131)	—
Operating (loss) income	(16,350)	60,678	(1,408)	7,131	50,051
Other income (expenses):
Interest expense	(97,661)	(1,374)	(10)	—	(99,045)
Change in fair value of derivatives embedded within convertible debt	8,299	—	—	—	8,299
Loss on extinguishment of debt	(21,458)	—	—	—	(21,458)
Equity income from non-consolidated real estate businesses	—	—	16,774	—	16,774
Equity income on long-term investments	770	—	—	—	770
(Loss) gain on investment securities available for sale	(296)	5,406	—	—	5,110
Equity income in consolidated subsidiaries	52,051	—	—	(52,051)	—
Management fee income	7,131	—	—	(7,131)	—
Other, net	2,550	2,475	126	—	5,151
(Loss) income before provision for income taxes	(64,964)	67,185	15,482	(52,051)	(34,348)
Income tax benefit (expense)	39,903	(24,270)	(6,346)	—	9,287
Net (loss) income	(25,061)	42,915	9,136	(52,051)	(25,061)
Comprehensive (loss) income	$(9,670)	$49,701	$9,136	$(58,837)	$(9,670)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Nine Months Ended September 30, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$806,983	$—	$—	$806,983
Expenses:
Cost of goods sold	—	615,682	—	—	615,682
Operating, selling, administrative and general expenses	17,069	55,861	804	—	73,734
Management fee expense	—	6,872	—	(6,872)	—
Operating (loss) income	(17,069)	128,568	(804)	6,872	117,567
Other income (expenses):
Interest expense	(75,309)	(3,340)	(18)	—	(78,667)
Change in fair value of derivatives embedded within convertible debt	(21,020)	—	—	—	(21,020)
Acceleration of interest expense related to debt conversion	(14,960)	—	—	—	(14,960)
Equity income from non-consolidated real estate businesses	—	—	20,969	—	20,969
Gain on investment securities available for sale	—	1,640	—	—	1,640
Equity loss on long-term investments	(1,205)	—	—	—	(1,205)
Equity income in consolidated subsidiaries	89,715	—	—	(89,715)	—
Management fee income	6,872	—	—	(6,872)	—
Other, net	701	19	136	—	856
(Loss) income before provision for income taxes	(32,275)	126,887	20,283	(89,715)	25,180
Income tax benefit (expense)	46,412	(49,220)	(8,235)	—	(11,043)
Net income	14,137	77,667	12,048	(89,715)	14,137
Comprehensive income	$7,395	$84,679	$12,048	$(96,727)	$7,395

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$44,750	$127,382	$1,524	$(118,412)	$55,244
Cash flows from investing activities:
Sale of investment securities	76,067	6,582	—	—	82,649
Purchase of investment securities	(117,982)	(11,501)	—	—	(129,483)
Proceeds from sale or liquidation of long-term investments	—	—	75	—	75
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in non-consolidated real estate businesses	—	—	(45,977)	—	(45,977)
Investments in consolidated real estate businesses	—	—	(7,697)	—	(7,697)
Distributions from non-consolidated real estate businesses	—	—	2,463	—	2,463
Increase in cash surrender value of life insurance policies	(20)	(450)	—	—	(470)
Decrease (increase) in restricted assets	5	(558)	—	—	(553)
Investments in subsidiaries	(72,962)	—	—	72,962	—
Proceeds from sale of fixed assets	—	11	—	—	11
Capital expenditures	(2,320)	(5,813)	(553)	—	(8,686)
Repayments of notes receivable	9,460	—	—	—	9,460
Net cash used in investing activities	(112,752)	(11,729)	(51,689)	72,962	(103,208)
Cash flows from financing activities:
Proceeds from debt issuance	450,000	1,120	3,080	—	454,200
Deferred financing costs	(11,750)	—	—	—	(11,750)
Repayments of debt	(415,000)	(5,604)	(106)	—	(420,710)
Borrowings under revolver	—	723,578	—	—	723,578
Repayments on revolver	—	(736,007)	—	—	(736,007)
Capital contributions received	—	13,250	59,712	(72,962)	—
Intercompany dividends paid	—	(105,882)	(12,530)	118,412	—
Dividends and distributions on common stock	(107,302)	—	—	—	(107,302)
Proceeds from exercise of Vector options	528	—	—	—	528
Tax benefit of options exercised	33	—	—	—	33
Net cash (used in) provided by financing activities	(83,491)	(109,545)	50,156	45,450	(97,430)
Net (decrease) increase in cash and cash equivalents	(151,493)	6,108	(9)	—	(145,394)
Cash and cash equivalents, beginning of period	401,344	3,776	735	—	405,855
Cash and cash equivalents, end of period	$249,851	$9,884	$726	$—	$260,461

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$81,661	$145,446	$11,423	$(141,285)	$97,245
Cash flows from investing activities:
Sale of investment securities	—	3,831	—	—	3,831
Purchase of investment securities	—	(1,148)	—	—	(1,148)
Proceeds from sale of or liquidation of long-term investments	—	—	72	—	72
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in non-consolidated real estate businesses	—	—	(22,467)	—	(22,467)
Distributions from non-consolidated real estate businesses	—	—	31,221	—	31,221
Increase in cash surrender value of life insurance policies	(425)	(406)	—	—	(831)
Decrease (increase) in restricted assets	266	(1,392)	—	—	(1,126)
Issuance of notes receivable	(355)	—	—	—	(355)
Proceeds from sale of fixed assets	406	12	—	—	418
Investments in subsidiaries	(14,351)	—	—	14,351	—
Capital expenditures	(961)	(7,151)	(156)	—	(8,268)
Net cash (used in) provided by investing activities	(20,420)	(6,254)	8,670	14,351	(3,653)
Cash flows from financing activities:
Proceeds from debt issuance	—	14,018	—	—	14,018
Deferred financing costs	—	(315)	—	—	(315)
Repayments of debt	—	(15,341)	(99)	—	(15,440)
Borrowings under revolver	—	794,249	—	—	794,249
Repayments on revolver	—	(809,567)	—	—	(809,567)
Capital contributions received	—	1,450	12,901	(14,351)	—
Intercompany dividends paid	—	(108,500)	(32,785)	141,285	—
Dividends and distributions on common stock	(100,392)	—	—	—	(100,392)
Proceeds from exercise of Vector options	140	—	—	—	140
Tax benefits from exercise of Vector options	48	—	—	—	48
Net cash used in financing activities	(100,204)	(124,006)	(19,983)	126,934	(117,259)
Net (decrease) increase in cash and cash equivalents	(38,963)	15,186	110	—	(23,667)
Cash and cash equivalents, beginning of period	238,262	2,488	173	—	240,923
Cash and cash equivalents, end of period	$199,299	$17,674	$283	$—	$217,256

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

All of our tobacco operation's unit sales volume in 2012 and for the first nine months of 2013 was in the discount segment, which management believes has been the primary growth segment in the industry for more than a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
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
In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT's unit volume was 5.7% of Liggett's unit volume for the nine months ended September 30, 2013 and 7.0% for the year ended December 31, 2012. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX's unit volume was 7.5% of Liggett's unit volume for the nine months ended September 30, 2013 and 9.6% for the year ended December 31, 2012. In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett's family of brands with 66.4% of Liggett's unit volume for the nine months ended September 30, 2013 and 62.7% for the year ended December 31, 2012. In January 2013, Liggett repackaged and relaunched EAGLE 20's to distributors and retailers. EAGLE 20's is marketed to compete with brands positioned in the deep discount segment.
Under the Master Settlement Agreement ("MSA") reached in November 1998 with 46 states and various territories, the three largest cigarette manufacturers must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market. Additionally, Vector Tobacco has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. market. Liggett’s and Vector Tobacco’s payments under the MSA are based on each company’s incremental market share above the market share exemption applicable to such company. We believe that our tobacco subsidiaries have gained a sustainable cost advantage over their competitors as a result of the settlement.
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
Tender Offer. On January 29, 2013, we announced we were commencing a cash tender offer with respect to any and all of the outstanding $415,000 of our 11% senior secured notes due 2015. We retired $336,315 of the 11% senior secured notes at a premium of 104.292%, plus accrued and unpaid interest, on February 12, 2013. The remaining $78,685 of the 11% senior secured notes were called and were retired on March 14, 2013 at a redemption price of 103.667% plus accrued and unpaid interest. We recorded a loss on the extinguishment of the debt of $21,458 for the nine months ended September 30, 2013, which included $17,820 of premium and tender offer costs and non-cash interest expense of $3,638 related to the write-off of net unamortized debt discount and deferred finance costs.

Redemption of Debentures. On October 29, 2013, we issued a Notice of Optional Redemption to each holder of our 3.875% Variable Interest Senior Convertible Debentures due 2026.  Pursuant to the Notice of Optional Redemption, we intend to redeem all of the remaining Debentures outstanding under the Indenture on November 29, 2013. The redemption price for the Debentures will be 100% of the outstanding principal amount of the Debentures, plus accrued and unpaid interest up to, but excluding, the redemption date. The aggregate principal amount of the Debentures outstanding  is $43,222 and no amounts will remain outstanding following the redemption of the Debentures. The Debentures may be converted into shares of our common stock by the Debenture holders at any time before the close of business on the redemption date, at a conversion price of approximately $14.55 per share (approximately 68.718858 shares of common stock per $1,000 principal amount of the Debentures). We intend to use cash on hand to fund the redemption of any Debentures not converted into common stock prior to the redemption date.
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
Hotel Taiwana. New Valley contributed additional capital of $567 in February 2013, $3,088 in April 2013 and $836 in August 2013, along with contributions of additional capital by the other investment partners of Hill Street Partners LLP ("Hill"). New Valley's investment percentage did not change from year end. Hill used the contributions to purchase the remaining interest in Hotel Taiwana and make improvements.

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
In July 2013, the joint venture closed on the acquisition of the property. New Valley had invested $19,256 in the joint venture as of September 30, 2013 in the form of capital contributions and a loan bearing interest at 12% per annum, compounded quarterly, to the joint venture partner.
Park Lane Hotel. In July 2013, a subsidiary of New Valley acquired an 18% interest in a joint venture that has agreed to acquire the Park Lane Hotel, which is presently a 47-story, 605-room independent hotel owned and operated by the Helmsley Family Trust and Estate. The joint venture is developing plans for a hotel and luxury residential condominiums.  The development is estimated to take approximately 30 months from commencement of construction. New Valley had invested $17,500 in the joint venture as of September 30, 2013.
Escena. In October 2013, the Company sold 200 single-family residential lots for approximately $22,700 net of selling costs. The remaining project consists of 667 residential lots, consisting of both single family and multi-family lots, an 18-hole golf course, clubhouse restaurant and golf shop, and a seven-acre site approved for a 450-room hotel.
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
As a result of the settlement, in the first quarter of 2013 Liggett and Vector Tobacco recognized income of $5,602. Following the additional two states joining the settlement in May 2013, Liggett and Vector Tobacco recognized an additional $1,345 of income in the second quarter of 2013. The remaining NPM Adjustment accrual of $27,600 at September 30, 2013 relates to the disputed amounts Liggett and Vector Tobacco have withheld from the non-settling states for 2004 through 2010. Approximately $16,600 remains in the disputed payments accounts relating to the 2011 and 2012 NPM Adjustment dispute with these non-settling states.
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
In September 2013, the panel issued its decisions with respect to the 15 states that did not enter into the stipulated partial settlement and award, finding that six states did not diligently enforce their escrow statutes in 2003. As a result, in April 2014, Liggett will receive a credit for the 2003 NPM Adjustment, in the amount of $5,987 including interest. This amount was recognized in the third quarter of 2013.
Zoom E-Cigs LLC. Our subsidiary, Zoom E-Cigs LLC ("Zoom"), has recently entered the emerging United States electronic cigarette ("e-cigarette") market in limited retail distribution outlets. We intend to expand distribution of our Zoom brand in 2014. Zoom incurred $560 of expenses for the three and nine months ended September 30, 2013. See "Legislation and Regulation" for certain risks associated with the United States e-cigarette market.

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
As of September 30, 2013, there were 4,187 Engle progeny cases, 64 individual product liability lawsuits, four purported class actions and one healthcare cost recovery action pending in the United States in which Liggett or us, or both, were named as a defendant. To date, adverse verdicts have been entered against Liggett in eleven Engle progeny cases.
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
Engle Progeny Settlement. On October 23, 2013, a settlement was reached between us and a group of law firms representing approximately 4,900 plaintiffs in individual Engle progeny actions, which includes all of the federal plaintiffs and approximately 3,700 state plaintiffs. The settlement, which does not require court approval, will resolve and dismiss the claims of all Engle progeny plaintiffs except those of approximately 430 plaintiffs.
The settlement is expected to be finalized within 90 days and is contingent upon delivery of the required settlement documents by plaintiffs' attorneys. Pursuant to the terms of the settlement, Liggett will pay a total of $110,000 with approximately $61,000 to be paid in a lump sum and the balance to be paid in equal annual installments over the next 14 years. Beginning in year eight the annual payments are subject to a cost-of-living adjustment. We recorded a charge of $86,213 for the three and nine months ended September 30, 2013 for the settlement. Of this amount, $25,213 is related to certain payments discounted to their present value because the timing and amounts of such payments are fixed and determinable. The present value of the installment payments was computed using an 11% annual discount rate. The installment payments total $49,000 on an undiscounted basis. Our payments are estimated to be $61,000 in 2013, $3,483 per year for years 2014 through 2017 and $35,068 in the aggregate thereafter.
Pursuant to the terms of the agreement, the participating plaintiffs' lawyers have agreed to a standstill which precludes further litigation against us by a participating plaintiff. The standstill remains in place indefinitely unless and until we exercise our right to terminate the agreement. During the first 60 days, participating plaintiffs’ attorneys are required to deliver certain settlement documents to us. The settlement permits us to terminate the agreement and make no payments if we do not receive each of the required settlement documents. Provided we do not terminate the settlement, releases from plaintiffs who alleged only de minimis Liggett brand usage will be effectuated upon payment of the settlement proceeds to that plaintiff. It is possible that the settlement may not be completed or that the parties may agree to extend the contractual deadlines. We may waive the requirement of delivery of an individual's settlement documents.
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

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the nine months ended September 30, 2013 and 2012 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes our investments in consolidated and non-consolidated real estate businesses.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013		2012	2013		2012
Revenues:
Tobacco	$271,516		$272,783	$761,038		$806,983
Operating income:
Tobacco	$(32,974)	(1)	$48,139	$62,480	(2)	$130,244
Real Estate	(1,072)		(1,054)	(1,393)		(782)
Corporate and other	(3,239)		(3,892)	(11,036)		(11,895)
Total operating income	$(37,285)		$43,193	$50,051		$117,567
____________________

(1) Operating loss includes $4,016 of income from a NPM Settlement, $86,213 of Engle progeny settlement charge and $1,700 of litigation judgment expense.

(2)	Operating income includes $10,963 of income from NPM Settlements, $86,213 of Engle progeny settlement charge and $1,700 of litigation judgment expense.

Three Months Ended September 30, 2013 Compared to Three Months ended September 30, 2012

Revenues. All of our revenues were from the Tobacco segment for the third quarter of 2013 and 2012. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $1.00 per carton in June 2012, $0.60 per carton in December 2012, and $0.60 per carton in June 2013.

All of our sales in 2013 and 2012 were in the discount category. For the three months ended September 30, 2013, revenues were $271,516 compared to $272,783 for the three months ended September 30, 2012. Revenues declined by 0.5% ($1,267) primarily due to a decline in unit sales volume of $12,282 (approximately 91.5 million units or 3.6%) offset by a favorable price variance of $11,015 primarily related to increases in price of the Company's core brands.

Cost of goods sold. Our cost of goods sold declined from $203,749 for the three months ended September 30, 2012 to $194,991 for the three months ended September 30, 2013 due to the 3.6% decline in unit sales volume . The major components of our cost of goods sold are federal excise taxes, expenses under the MSA, FDA legislation and tobacco buyout, which are variable costs based on the number of units sold, and tobacco and other manufacturing costs, which are fixed and variable costs. Federal excise taxes declined from $126,389 for the three months ended September 30, 2012 to $121,787 for the three months ended September 30, 2013 as a result of the decreased unit sales volume. Tobacco and other manufacturing costs were $35,957 and $32,108 for the three months ended September 30, 2013 and 2012, respectively. Expenses under the MSA were $26,845 and $33,727 for the three months ended September 30, 2013 and 2012, respectively. The 2013 MSA expenses were reduced by the $4,016 NPM settlement.

Tobacco gross profit. Tobacco gross profit was $76,525 for the three months ended September 30, 2013 compared to $69,035 for the three months ended September 30, 2012. This represented an increase of $7,490 (10.8%) from the 2012 period. As a percentage of revenue (excluding federal excise taxes), Tobacco gross profit increased to 51.1% in the 2013 period (48.4% adjusting for the NPM settlement) compared to gross profit of 47.2% in the 2012 period due to higher prices and the NPM settlements.

Expenses. Operating, selling, general and administrative expenses were $25,897 for the three months ended September 30, 2013 compared to $25,841 for the same period last year, an increase of $56 (0.2%). Tobacco operating, selling, general and administrative expenses were $21,584 for the three months ended September 30, 2013 compared to $20,895 for the same period in the prior year. The increase of $689 was primarily the result of expenses incurred by Zoom e-cigarettes and increased sales force and marketing expenses in 2013. Excluding the Engle progeny settlement charge of $86,213, tobacco product liability legal expenses and other litigation costs were $3,772 and $1,976 for the three months ended September 30, 2013 and 2012, respectively. Expenses at the corporate level decreased from $3,892 to $3,241 primarily as a result of lower pension and stock compensation expense.

Operating (loss) income. Operating loss was $37,285 for the three months ended September 30, 2013 compared to operating income of $43,193 for the same period last year, a decline of $80,478 (186.3%). The tobacco segment had an operating loss of $32,974 in 2013 compared to operating income of $48,139 in 2012. The 2013 tobacco segment loss was primarily due to the Engle progeny settlement charge of $86,213 and judgment expense of $1,700, offset by the income from the NPM settlement of $4.016 in 2013. The real estate segment operating loss was $1,072 and $1,054 for the three months ended September 30, 2013 and 2012, respectively, related primarily to Escena's operations.

Other income (expenses). Other expenses were $18,575 for the three months ended September 30, 2013 compared to expenses of $11,959 for the same period last year. For the three months ended September 30, 2013, other expenses primarily consisted of interest expense of $33,583, loss on sale of investments available for sale of $99 and equity loss on long-term investments of $53. This was offset by equity income from non-consolidated real estate businesses of $9,489, income of $2,800 from changes in fair value of derivatives embedded within convertible debt and other income of $2,871. For the three months ended September 30, 2012, other expenses primarily consisted of interest expense of $25,906 and accelerated interest expense related to the conversion of debt of $7,072. This was offset by equity income on non-consolidated real estate businesses of $12,874, income of $6,040 from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $1,640, equity income on long-term investments of $124 and interest and other income of $341.
The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility.  We recognized income of $2,800 and $6,040 for the three months ended September 30, 2013 and 2012, respectively.

(Loss) income before provision for income taxes. Loss before provision for income taxes for the three months ended September 30, 2013 was $55,860 compared to income before income tax expense of $31,234 for the three months ended September 30, 2012.

Income tax (benefit) expense. Income tax benefit was $18,969 for the three months ended September 30, 2013, compared to an expense of $13,302 for the same period in 2012. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the three months ended September 30, 2013, our income tax benefit was primarily decreased by $2,362 due to the impact of the Engle progeny settlement due to differences in the Company's marginal tax rate and its anticipated effective annual income tax rate at September 30, 2013 and $251 due to an increase in our unrecognized tax benefits during the three-month period. For the three months ended September 30, 2012, our income tax expense was decreased by $148 due primarily to the impact of the acceleration of interest expense related to the conversion of the Company's 3.875% Senior Convertible Debentures due 2026.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues. All of our revenues were from the Tobacco segment for the third quarter of 2013 and 2012. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $1.00 per carton in June 2012, $0.60 per carton in December 2012, and $0.60 per carton in June 2013.

All of our sales in 2013 and 2012 were in the discount category. For the nine months ended September 30, 2013, revenues were $761,038 compared to $806,983 for the nine months ended September 30, 2012. Revenues declined by 5.7% ($45,945) primarily due to a decline in unit sales volume of $82,517 (approximately $715 million units or 9.5%) offset by a favorable price variance of $36,572 primarily related to increases in price of the Company's core brands.

Cost of goods sold. Our cost of goods sold declined from $615,682 for the nine months ended September 30, 2012 to $548,377 for the nine months ended September 30, 2013 due to the 9.5% decline in unit sales volume . The major components of our cost of goods sold are federal excise taxes, expenses under the MSA, FDA legislation and tobacco buyout, which are variable costs based on the number of units sold, and tobacco and other manufacturing costs, which are fixed and variable costs. Federal excise taxes declined from $379,281 for the nine months ended September 30, 2012 to $343,294 for the nine months ended September 30, 2013 as a result of decreased unit sales volume. Tobacco and other manufacturing costs were $93,961 and $96,262 for the nine months ended September 30, 2013 and 2012, respectively. Expenses under the MSA were $76,804 and $103,546 for the nine months ended September 30, 2013 and 2012, respectively. The 2013 MSA expenses were reduced by the $10,963 NPM settlements.

Tobacco gross profit. Tobacco gross profit was $212,661 for the nine months ended September 30, 2013 compared to $191,302 for the nine months ended September 30, 2012. This represented an increase of $21,359 (11.2%) from the 2012 period. This increase was due primarily to higher prices and the $10,963 from the NPM settlements. As a percentage of revenues (excluding federal excise taxes), Tobacco gross profit increased to 50.9% in the 2013 period (48.3% adjusting for the NPM Settlements) compared to gross profit of 44.7% in the 2012 period due to higher prices and the NPM settlements.

Expenses. Operating, selling, general and administrative expenses were $74,697 for the nine months ended September 30, 2013 compared to $73,734 for the same period last year, an increase of $963 (1.3%). Tobacco expenses were $62,266 for the nine months ended September 30, 2013 compared to $61,057 for the same period in the prior year. The increase of $1,209 was primarily the result of an increased sales force and expenses incurred by Zoom e-cigarettes in 2013 offset by lower tobacco product liability and legal expenses. Excluding the Engle progeny settlement charge of $86,213, tobacco product liability legal expenses and other litigation costs were $7,334 and $6,006 for the nine months ended September 30, 2013 and 2012, respectively. Expenses at the corporate level declined from $11,895 to $11,038 primarily as a result of lower pension and stock compensation expense. Tobacco settlement and litigation judgment expenses were $87,913 and $0 for the nine months ended September 30, 2013 and 2012, respectively, and were primarily associated with the Engle progeny settlement in 2013,

Operating income. Operating income was $50,051 for the nine months ended September 30, 2013 compared to $117,567 for the same period last year, a decline of $67,516 (57.4%). Tobacco segment operating income declined to $62,480 in 2013 from $130,244 in 2012 primarily due to the Engle progeny settlement charge of $86,213 and judgment expense of $1,700, offset by the income from the NPM settlements of $10,963 in 2013. The real estate segment had an operating loss of $1,393 and $782 for the nine months ended September 30, 2013 and 2012, respectively. These were related primarily to Escena's operations.

Other income (expenses). Other expenses were $84,399 and $92,387 for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, other expenses primarily consisted of interest expense of $99,045 and loss on the extinguishment of debt of $21,458. This was offset by equity income from non-consolidated real estate businesses of $16,774, income of $8,299 from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $5,110, other income of $5,151 and equity income on long-term investments of $770. For the nine months ended September 30, 2012, other expenses primarily consisted of interest expense of $78,667, a loss of $21,020 from changes in fair value of derivatives embedded within convertible debt, accelerated interest expense related to the conversion of debt of $14,960 and an equity loss on long-term investments of $1,205. This was offset by equity income on non-consolidated real estate businesses of $20,969, gain on sale of investment securities available for sale of $1,640, and interest and other income of $856.

The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility.  We recognized income of $8,299 and charges of $21,020 for the nine months ended September 30, 2013 and 2012, respectively.

(Loss) income before provision for income taxes. Loss before provision for income taxes was $34,348 for the nine months ended September 30, 2013 compared to income before tax expense of $25,180 for the nine months ended September 30, 2012.

Income tax (benefit) expense. The income tax benefit was $9,287 for the nine months ended September 30, 2013 compared to an expense of $11,043 for the nine months ended September 30, 2012. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the nine months ended September 30, 2013, our income tax benefit was primarily decreased by $3,178 related to the Engle progeny settlement and our loss on the extinguishment of our 11% Senior Secured Notes due to the differences in our marginal tax rate and our anticipated effective annual income tax rate at September 30, 2013 and $373 due to an increase in our unrecognized tax benefits during the nine-month period. For the nine months ended September 30, 2012, our income tax expense was decreased by $808 due primarily to the impact of the acceleration of interest expense related to the conversion of the Company's 3.875% Senior Convertible Debentures due 2026 and increased by an out-of-period adjustment of $757 related to a non-accrual of a non-deductible expense related to a permanent difference for income taxes in the fourth quarter of 2011.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $145,394 and $23,667 for the nine months ended September 30, 2013 and 2012, respectively.
Cash provided from operations was $55,244 for the nine months ended September 30, 2013 compared to cash provided by operations of $97,245 for the nine months ended September 30, 2012. The change primarily related to cash payments in the 2013 period associated with the extinguishment of our 11% Senior Secured Notes due 2015, lower settlement accruals under the MSA in the 2013 period due to the NPM Settlement and lower unit sales, higher collections of accounts receivable in the 2012 period compared to the 2013 period due to the timing of sales in the fourth quarter of each respective previous year and increased income tax payments in the 2013 period.
Cash used in investing activities was $103,208 and $3,653 for the nine months ended September 30, 2013 and 2012, respectively. In the first nine months of 2013, cash used in investing activities was for the purchase of investment securities of $129,483, investment in non-consolidated real estate businesses of $45,977, capital expenditures of $8,686, investments in consolidated real estate business of $7,697, purchase of long-term investments of $5,000, an increase in non-current restricted assets of $553 and an increase in cash surrender value of corporate-owned life insurance policies of $470. This was offset by the sale of investment securities of $82,649, collections of notes receivable of $9,460, the proceeds from the sale or liquidation of long-term investments of $75 and the proceeds from the sale of fixed assets of $11. In the first nine months of 2012, cash used in investing activities was for purchase of real estate businesses of $22,467, capital expenditures of $8,268, purchase of long-term investments of $5,000, the purchase of investment securities of $1,148, an increase in cash surrender value of corporate-owned life insurance policies of $831, the issuance of notes receivable of $355, and a increase in non-current restricted assets of $1,126. This was offset by the proceeds from distributions from nonconsolidated real estate businesses of $31,221, the sale of investment securities of $3,831, the proceeds from the sale of fixed assets of $418, and proceeds from the sale or liquidation of long-term investments of $72.
Cash used in financing activities was $97,430 and $117,259 for the nine months ended September 30, 2013 and 2012, respectively. In the first nine months of 2013, cash was used for the repayment of debt of $420,710, distributions on common stock of $107,302, net repayments of debt under the revolver of $12,429 and deferred financing costs of $11,750. This was offset by proceeds from debt issuance of $454,200, proceeds from the exercise of Vector options of $528, and tax benefit of options exercised of $33. In the first nine months of 2012, cash was used for distributions on common stock of $100,392, net repayments of debt under the revolver of $15,318, repayment of debt of $15,440 , and deferred financing costs of $315. This was offset by proceeds from debt issuance of $14,018, proceeds from the exercise of Vector options of $140, and tax benefit of options exercised of $48.
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
The Credit Facility expires on March 8, 2015; provided that Liggett may terminate the Credit Facility prior to March 8, 2015 at any time by giving at least 30 days prior written notice to Wells Fargo, and Wells Fargo may, at Well Fargo's option, terminate the Credit Facility at any time upon the occurrence and during the continuance of an Event of Default. Prime rate loans under the facility bear interest at a rate equal to the prime rate of Wells Fargo with Eurodollar rate loans bearing interest at a rate of 2.0% above Wells Fargo's adjusted Eurodollar rate. The credit facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the credit facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the credit facility, is less than $20,000. The covenants also require that annual Capital Expenditures, as defined under the credit facility (before a maximum carryover amount of $2,500), shall not exceed $15,000 during any fiscal year except for 2010, when Liggett was permitted to incur Capital Expenditures of up to $33,000. Liggett had future machinery and equipment purchase commitments of $5,740 at September 30, 2013.

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
As of September 30, 2013, $20,961 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the Credit Facility was approximately $29,039 based on eligible collateral at September 30, 2013. At September 30, 2013, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett's EBITDA, as defined, were approximately $97,428 for the twelve months ended September 30, 2013.
Tobacco Litigation. To date, 11 verdicts have been entered in Engle progeny cases against Liggett in the total amount of approximately $33,773, plus attorneys' fees and interest. Three of these verdicts have been affirmed on appeal and have been satisfied by Liggett. It is possible that additional cases could be decided unfavorably. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.
On October 23, 2013, a settlement was reached between us and a group of law firms representing approximately 4,900 plaintiffs in individual Engle progeny actions, which includes all of the federal plaintiffs and approximately 3,700 state plaintiffs. The settlement, which does not require court approval, will resolve and dismiss the claims of all Engle progeny plaintiffs except those of approximately 430 plaintiffs.
The settlement is expected to be finalized within 90 days and is contingent upon delivery of the required settlement documents by plaintiffs' attorneys. Pursuant to the terms of the settlement, Liggett will pay a total of $110,000 with approximately $61,000 to be paid in a lump sum and the balance to be paid in equal annual installments over the next 14 years. Beginning in year eight the annual payments are subject to a cost-of-living adjustment. We recorded a charge of $86,213 for the three and nine months ended September 30, 2013 for the settlement. Of this amount, $25,213 is related to certain payments discounted to their present value because the timing and amounts of such payments are fixed and determinable. The present value of the installment payments was computed using an 11% annual discount rate. The installment payments total $49,000 on an undiscounted basis. Our payments are estimated to be $61,000 in 2013, $3,483 per year for years 2014 through 2017 and $35,068 in the aggregate thereafter.
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
Vector.   In February 2013, we issued $450,000 of our 7.75% senior secured notes due 2021 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The aggregate net proceeds from the issuance of the 7.75% senior secured notes were approximately $438,250 after deducting offering expenses. We used the net proceeds of the issuance for a cash tender offer for any existing 11% senior secured notes announced on January 29, 2013 with respect to any and all of the outstanding $415,000 of our 11% senior secured notes due 2015. We retired $336,315 of the 11% senior secured notes at a premium of 104.292%, plus accrued and unpaid interest, on February 12, 2013. We called and then retired the remaining $78,685 of the 11% senior secured notes at a redemption price of 103.667% plus accrued and unpaid interest, on March 14, 2013. We recorded a loss on the extinguishment of the debt of $21,458 for the nine months ended September 30, 2013, which included $17,820 of premium and tender offer costs and non-cash interest expense of $3,638 related to the write-off of net unamortized debt discount and deferred finance costs.

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

	Indenture	September 30, 2013	December 31, 2012
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$229,911	$231,385
Leverage ratio, as defined	<3.0 to 1	1.02 to 1	0.5 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.2 to 1	Negative

We and our subsidiaries have significant indebtedness and debt service obligations. At September 30, 2013, we and our subsidiaries had total outstanding indebtedness of $919,006. Approximately $157,500  of our 6.75% convertible notes mature in 2014. We are required to offer to repurchase on June 15, 2016, the remaining $43,222 of our 3.875% Variable Interest Senior Convertible Debentures due 2026. Approximately $230,000 of our 7.5% variable interest convertible notes mature in 2019. We incurred an additional $450,000 of indebtedness in connection with the February 2013 offering of our 7.75% senior secured notes due 2021. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

We believe that our cigarette operations are positive cash flow generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $260,500, investment securities available for sale of approximately $145,600, long-term investments with an estimated value of approximately $33,000 and availability under Liggett's credit facility of approximately $29,000 at September 30, 2013. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.  We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of September 30, 2013, approximately $21,000 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of September 30, 2013, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $210.
In addition, as of September 30, 2013, $182,835 ($430,752 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $5,317 with approximately $50 resulting from the embedded derivative associated with our 6.75% note due 2014, $95 resulting from the embedded derivative associated with our 6.75% exchange notes due 2014, $2,709 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes, and the remaining $2,463 resulting from the embedded derivative associated with our 3.875% variable interest senior convertible debentures due 2026. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $11,300 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility.The range of estimated fair market values of our embedded derivatives was between $166,607 and $161,135. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $163,829 as of September 30, 2013. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

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
TPSAC completed its review of the use of menthol in cigarettes and issued a report with recommendations to FDA in March 2011. The report states that “removal of menthol cigarettes from the marketplace would benefit public health in the United States,” but does not expressly recommend that FDA ban menthol cigarettes. On July 24, 2013, FDA made available its preliminary scientific evaluation (“PSE”) of public health issues related to the use of menthol in cigarettes, in which it concluded that menthol cigarettes likely pose a public health risk above that seen with non-menthol cigarettes.  FDA also issued an Advance Notice of Proposed Rulemaking (“ANPR”) seeking public input related to potential regulatory options it might consider in determining what future regulatory action, if any, it believes is warranted.  FDA will be accepting public comments on the PSE and ANPR until November 22, 2013. A decision by FDA to ban menthol in tobacco products could have a material adverse effect on us.

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
In June 2011, FDA issued a final rule that would have modified the required warnings that appear on cigarette packages and in cigarette advertisements. The rule would have required each cigarette package and advertisement to bear one of nine new textual warning statements accompanied by graphic images. The warnings would appear on at least the top 50% of the front and rear panels of cigarette packages and occupy at least 20% of cigarette advertisements. In August 2011, a number of cigarette manufacturers, including Liggett, filed a federal lawsuit against FDA challenging the constitutionality of these new graphic images on First Amendment and other grounds and seeking an injunction staying implementation of the graphic images, and other related labeling requirements. In February 2012, on First Amendment grounds, the court granted the industry's motion for summary judgment permanently enjoining implementation of FDA's graphic warnings regulation. This decision was affirmed on appeal and FDA did not seek United States Supreme Court review. Should FDA ultimately issue new graphic warnings that are deemed constitutionally valid, the decision provides that such warnings would go into effect 15 months after they are issued. We cannot predict how the inclusion of new warnings, if ultimately required by FDA in new rulemaking, will impact product sales or whether it will have a material adverse effect on us.

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
The FDA has indicated that it intends to propose regulations to extend the authority of the agency under the Tobacco Control Act to other categories of tobacco products, which reportedly will include e-cigarettes, pipe tobacco and cigars. Such a regulation could subject these products to some or all of the requirements the Tobacco Control Act imposes on cigarettes, including restrictions on product advertising, sales and marketing, good manufacturing practices and pre-market review requirements for new tobacco products.
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
Over the last several years, all 50 states and the District of Columbia have enacted virtually identical legislation requiring cigarettes to meet a laboratory test standard for reduced ignition propensity. Cigarettes that meet this standard are referred to as “fire standards compliant” or “FSC,” and are sometimes commonly called “self-extinguishing.” All of the cigarettes that Liggett and Vector Tobacco manufacture are fire standards compliant. Compliance with such legislation is burdensome and costly and could harm the business of Liggett and Vector Tobacco, particularly if standards were to vary from state to state.
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

There were no changes in our internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have significant liquidity commitments

We have certain liquidity commitments that could require the use of our existing cash resources. As of September 30, 2013, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months could include the following:

•	cash interest expense of approximately $86.9 million,

•	retirement of our 3.875% senior secured convertible notes of $43.2 million;

•	dividends on our outstanding common shares (currently at an annual rate of approximately $155.0 million,

•	Engle progeny lump settlement payment of $61.0 million and the first installment payment of $3.5 million, and

•	other corporate expenses and taxes.

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

We and our subsidiaries have significant indebtedness and debt service obligations. At September 30, 2013, we and our subsidiaries had total outstanding indebtedness of $919,006. Approximately $157,500  of our 6.75% convertible notes mature in 2014. We are required to offer to repurchase on June 15, 2016, the remaining $43,222 of our 3.875% Variable Interest Senior

Convertible Debentures due 2026. Approximately $230,000 of our 7.5% variable interest convertible notes mature in 2019. We incurred an additional $450,000 of indebtedness in connection with the February 2013 offering of our 7.75% senior secured notes due 2021. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours that were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the three months ended September 30, 2013 except for approximately 4,498,579 shares of our common stock issued as a stock dividend on September 27, 2013. The issuance of the shares in connection with the stock dividend did not involve a "sale" under the Securities Act of 1933.

Item 6.    Exhibits

4.1	First Supplemental Indenture, dated as of September 10, 2013, among Vector Group Ltd., Zoom E-Cigs LLC, the Subsidiary Guarantors and U.S. Bank National Association, as trustee

12.1
Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2012 and for each of the nine months within the periods ended September 30, 2013 and 2012.

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

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and
Chief Financial Officer
Date:	October 30, 2013