Form 10-K
period 2013-12-31
VECTOR GROUP LTD
filed 2014-03-03
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2013
_____________________________________________
VECTOR GROUP LTD.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	1-5759	65-0949535
(State or other jurisdiction of incorporation incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

4400 Biscayne Boulevard, Miami, Florida (Address of principal executive offices)	33137 (Zip Code)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☐  Yes  ☑ No
The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2013 was approximately $1.046 billion.
At March 3, 2014, Vector Group Ltd. had 97,482,998 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

VECTOR GROUP LTD.
FORM 10-K

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	27
Item 2.	Properties	27
Item 3.	Legal Proceedings	28
Item 4.	Mine Safety Disclosures	28

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; Executive Officers of the Registrant	29
Item 6.	Selected Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 8.	Financial Statements and Supplementary Data	54
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	54
Item 9A.	Controls and Procedures	54
Item 9B.	Other Information	54

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	55
Item 11.	Executive Compensation	55
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55
Item 13.	Certain Relationships and Related Transactions, and Director Independence	55
Item 14.	Principal Accounting Fees and Services	55

PART IV
Item 15.	Exhibits and Financial Statement Schedules	56
SIGNATURES		63
EX-10.40
EX-10.46
EX-10.47
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

•
the real estate business through our New Valley LLC subsidiary, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 70.59% of Douglas Elliman Realty, LLC ("Douglas Elliman Realty"), which operates the largest residential brokerage company in the New York metropolitan area.

Financial information relating to our business segments can be found in Note 18 to our consolidated financial statements. Our significant business segments for the year ended December 31, 2013 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes the Company’s investments in consolidated and non-consolidated real estate businesses.
Strategy
Our strategy is to maximize stockholder value by increasing the profitability of our subsidiaries in the following ways:
Liggett and Vector Tobacco

•	Capitalize upon our tobacco subsidiaries’ cost advantage in the U.S. cigarette market due to the favorable treatment that they receive under the Master Settlement Agreement;

•
Focus marketing and selling efforts on the discount segment, continue to build volume and margin in core discount brands (EAGLE 20's, PYRAMID, GRAND PRIX, LIGGETT SELECT and EVE) and utilize core brand equity to selectively build distribution;

•	Continue product development to provide the best quality products relative to other discount products in the marketplace;

•	Increase efficiency by developing and adopting an organizational structure to maximize profit potential;

•	Selectively expand the portfolio of private and control label partner brands utilizing a pricing strategy that offers long-term list price stability for customers;

•	Identify, develop and launch relevant new cigarette brands and other tobacco products to the market in the future; and

•	Pursue strategic acquisitions of smaller tobacco manufacturers.
New Valley

•	Continue to grow Douglas Elliman Realty's operations by utilizing its strong brand name recognition and pursuing strategic and financial opportunities;

•	Continue to leverage our expertise as direct investors by actively pursuing real estate investments in the United States and abroad which we believe will generate above-market returns;

•	Acquire operating companies through mergers, asset purchases, stock acquisitions or other means; and

•	Invest our excess funds opportunistically in situations that we believe can maximize stockholder value.
Tobacco Operations
General.  Liggett is the operating successor to Liggett & Myers Tobacco Company, which was founded in 1873. In April 2002 we acquired The Medallion Company, Inc. ("Medallion"), which is now known as Vector Tobacco and is a discount cigarette manufacturer selling product in the deep discount category, primarily under the USA brand name. In this report, certain references to “Liggett” refer to our tobacco operations, including the business of Liggett and Vector Tobacco, unless otherwise specified.
For the year ended December 31, 2013, Liggett was the fourth-largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett’s manufacturing facilities are located in Mebane, North Carolina where it manufactures most of Vector Tobacco’s cigarettes pursuant to a contract manufacturing agreement. At the present time, Liggett and Vector Tobacco have no foreign operations.

Liggett and Vector Tobacco manufacture and sell cigarettes in the United States. According to data from Management Science Associates, Inc., Liggett’s domestic shipments of approximately 9.1 billion cigarettes during 2013 accounted for 3.3% of the total cigarettes shipped in the United States during such year. Liggett’s market share decreased 0.2% in 2013 from 3.5% in 2012. Market share in 2011 was 3.8%. Historically, Liggett produced premium cigarettes as well as discount cigarettes (which include among others, control label, private label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. In recent years, the discounting of premium cigarettes has become far more significant in the marketplace. This has led to some brands that were traditionally considered premium brands becoming more appropriately categorized as branded discount, following list price reductions. Liggett’s EVE brand falls into that category. All of Liggett’s unit sales volume in 2013, 2012 and 2011 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for more than a decade.
Liggett produces cigarettes in approximately 123 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	EAGLE 20's - a brand positioned in the deep discount segment for long-term growth re-launched as a national brand in 2013,

•	PYRAMID — the industry’s first deep discount product with a brand identity relaunched in the second quarter of 2009,

•	GRAND PRIX — re-launched as a national brand in 2005,

•	LIGGETT SELECT — a leading brand in the deep discount category,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category, and

•	USA and various Partner Brands and private label brands.
In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT represented 5.5% in 2013, 7.0% in 2012 and 8.7% in 2011 of Liggett’s unit volume. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX represented 7.2% in 2013, 9.6% in 2012 and 12.7% in 2011 of Liggett's unit volume. In April 2009, Liggett repositioned PYRAMID as a box-only brand with a low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett’s family of brands with 65.5% of Liggett’s unit volume in 2013, 62.7% in 2012 and 56.4% in 2011. In January 2013, Liggett repackaged and relaunched EAGLE 20's to distributors and retailers on a national basis. EAGLE 20's is marketed to compete with brands positioned in the deep discount segment. EAGLE 20's represented 6.6% in 2013 of Liggett's unit volume. According to Management Science Associates, Liggett held a share of approximately 11.6% of the overall discount market segment for 2013 compared to 12.1% for 2012 and 12.8% for 2011.
Our subsidiary, Zoom E-Cigs LLC ("Zoom"), recently entered the emerging United States electronic cigarette ("e-cigarette") market in limited retail distribution outlets. We intend to expand distribution of our Zoom brand in 2014. Zoom incurred approximately $1.0 million in startup costs during 2013.
Under the Master Settlement Agreement ("MSA") reached in November 1998 with 46 states and various territories, the three largest cigarette manufacturers must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.63% (approximately 1.65% if the gross vs. net settlement is not concluded)of the U.S. cigarette market. Additionally, Vector Tobacco has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. cigarette market. We believe our tobacco subsidiaries have a sustainable cost advantage over their competitors as a result of the settlement.
Liggett’s and Vector Tobacco’s payments under the MSA are based on each respective company’s incremental market share above the minimum threshold applicable to each respective company. Thus, if Liggett’s total market share is 3%, its MSA payment is based on 1.37%, which is the difference between Liggett's total market share of 3% and its approximate applicable grandfathered share of 1.63%. We anticipate that both Liggett’s and Vector Tobacco’s payment exemptions will be fully utilized in the foreseeable future.
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

Business Strategy.  Liggett’s business strategy is to capitalize upon its cost advantage in the United States cigarette market resulting from the favorable treatment our tobacco subsidiaries receive under settlement agreements with the states and the MSA. Liggett’s long-term business strategy is to continue to focus its marketing and selling efforts on the discount segment of the market, to continue to build volume and margin in its core discount brands (EAGLE 20's, PYRAMID, GRAND PRIX, LIGGETT SELECT and EVE) and to utilize its core brand equity to selectively build distribution. Liggett intends to continue its product development to provide the best quality products relative to other discount products in the market place. Liggett will continue to seek increases in efficiency by developing and adapting its organizational structure to maximize profit potential. In addition, Liggett may bring niche-driven brands to the market in the future.
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
Liggett’s customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. Two customers, Mclane Company, Inc. ("McLane") and Core Mark International ("Core Mark"), accounted for 18% and 10%, respectively, of Liggett's revenues in 2013. One customer accounted for 17% of Liggett's revenue in each of 2012 and 2011. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett’s customer base. Liggett's two largest customers, Mclane and Core Mark, represented approximately 5% and 1%, respectively of net accounts receivable at December 31, 2013. Liggett's largest single customer represented approximately 10% of net accounts receivable at December 31, 2012. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no security is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s expectations.
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
Manufacturing.  Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products may vary between premium and discount products. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett’s cigarettes, have historically been 30% to 35% less expensive than comparable domestic tobaccos. However, in recent years, domestic and foreign tobacco prices have begun to equalize. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 2013, the majority of Liggett’s commitments were for the purchase of foreign tobacco.
Liggett’s cigarette manufacturing facility was designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market approximately 123 different cigarette brand styles including private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores. Liggett’s facility produced approximately 9.1 billion cigarettes in 2013, but maintains the capacity to produce approximately 18.3 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce most of its cigarettes at Liggett’s manufacturing facility in Mebane.
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
According to Management Science Associates’ data, the unit sales of Philip Morris, RJ Reynolds, and Lorillard accounted in the aggregate for approximately 85.3% of the domestic cigarette market in 2013. Liggett’s domestic shipments of approximately 9.1 billion cigarettes during 2013 accounted for 3.3% of the approximately 273 billion cigarettes shipped in the United States, compared to 10.1 billion cigarettes in 2012 (3.5%) and 11 billion cigarettes in 2011 (3.8%).
Industry-wide shipments of cigarettes in the United States have been declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 4.7% (approximately 13.4 billion units) in 2013. Liggett’s management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years.
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
Philip Morris and RJ Reynolds dominate the domestic cigarette market with a combined market share of approximately 70.9% at December 31, 2013. This concentration of United States market share makes it more difficult for Liggett to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on its sales volume, operating income and cash flows.

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
The cigarette industry continues to be challenged on numerous fronts. The industry is facing increased pressure from anti-smoking groups and continued smoking and health litigation, including class action litigation and health care cost recovery actions brought by governmental entities and other third parties, the effects of which, at this time, we are unable to evaluate. Product liability litigation, particularly in Florida in the Engle progeny cases, continues to adversely affect the cigarette industry. See Item 1A. “Risk Factors”, Item 3. “Legal Proceedings” and Note 14 to our consolidated financial statements, which contain a description of litigation.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.63% (approximately 1.65% if the gross vs. net settlement is not concluded) of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco's domestic shipments accounted for 3.3% of the total cigarettes sold in the United States in 2013. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year.
Liggett may have additional payment obligations under the MSA and its other settlement agreements with the states. See Item 1A. “Risk Factors” and Note 14 to our consolidated financial statements.

New Valley LLC
New Valley LLC, a Delaware limited liability company, is engaged in the real estate business and is seeking to acquire additional real estate properties and operating companies. New Valley owns a 70.59% interest in Douglas Elliman Realty which operates the largest residential brokerage company in the New York City metropolitan area, which is known as Douglas Elliman Real Estate. New Valley also holds investment interests in various real estate projects domestically and internationally.
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
Douglas Elliman Realty, LLC
In addition to owning the largest residential brokerage company in the New York City metropolitan area, Douglas Elliman Realty owns Residential Management Group LLC, which conducts business as Douglass Elliman Property Management and is the New York metropolitan area’s largest manager of rental, co-op and condominium housing, Title Services business and a 49.9% interest in a joint venture, which conducts business as a residential mortgage lender.
Prior to December 2013, New Valley owned a 50% interest in Douglas Elliman and on December 13, 2013, an affiliate of New Valley LLC acquired an additional 20.59% interest in Douglas Elliman Realty from Prudential Real Estate Financial Services of America, Inc. for $60 million. The acquisition increased our ownership in Douglas Elliman Realty to 70.59%. Consequently, after December 13, 2013, we consolidate in our financial statements the operations and financial position of Douglas Elliman Realty.
Prior to December 31, 2013, we accounted for our interest in Douglas Elliman under the equity method. We recorded income of $23.0 million for the period from January 1, 2013 to December 13, 2013, $16.7 million in 2012 and $16.6 million in 2011 associated with Douglas Elliman Realty.
Real Estate Brokerage Business.  Douglas Elliman Real Estate is engaged in the real estate brokerage business through its five subsidiaries. The five brokerage companies have 70 offices with approximately 4,700 real estate agents in the metropolitan New York area as well as South Florida and Beverly Hills, California. The companies achieved combined sales of approximately $14.9 billion of real estate in 2013, approximately $12.4 billion of real estate in 2012 and approximately $11.1 billion of real estate in 2011. Douglas Elliman Real Estate was ranked as the fourth-largest residential brokerage company in the United States in 2012 based on closed sales volume by the Real Trends broker survey. Douglas Elliman had revenues of $435.6 million in 2013, $378.2 million in 2012, and $346.3 million in 2011.
The New York City brokerage operation was founded in 1911 and has grown to be one of Manhattan’s leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has 21 New York City offices, with approximately 2,442 real estate agents, and had sales volume of approximately $9.6 billion of real estate in 2013, approximately $8.4 billion of real estate in 2012, and approximately $7.7 billion of real estate in 2011.
The Long Island brokerage operation is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island with 36 offices and approximately 1,784 real estate agents. During 2013, the Long Island brokerage operation closed approximately 7,650 transactions, representing sales volume of approximately $4.2 billion of real estate. This compared to approximately 6,350 transactions, representing sales volume of approximately $3.6 billion of real estate in 2012, and approximately 6,163 transactions closed in 2011, representing approximately $3.4 billion of real estate. Douglas Elliman of LI serves approximately 250 communities in Long Island and Queens, New York.
The Westchester brokerage operation operates in Northern Westchester County, a suburban area north of New York City, with six offices located in the towns of Chappaqua, Armonk, Bedford, Sommers, Pleasantville and Katonah. The offices had approximately 175 real estate agents and closed approximately 550 transactions, representing sales volume of $377.4 million of real estate in 2013.
In December 2013, Douglas Elliman Realty acquired from an affiliate of New Valley the membership interest in the Florida brokerage operation. Douglas Elliman Florida, LLC operates in South Florida with six offices located in downtown Miami, Miami Beach, North Miami, Ft. Lauderdale, Boca Raton and Palm Beach. The offices have approximately 300 real estate agents and closed approximately 1,600 transactions, representing sales volume of $782 million of real estate in 2013.

Douglas Elliman Real Estate operates as a broker in residential real estate transactions. In performing these services, the company has historically represented the seller, either as the listing broker, or as a co-broker in the sale. In acting as a broker for the seller, their services include assisting the seller in pricing the property and preparing it for sale, advertising the property, showing the property to prospective buyers, and assisting the seller in negotiating the terms of the sale and in closing the transaction. In exchange for these services, the seller pays to the company a commission, which is generally a fixed percentage of the sales price. In a co-brokered arrangement, the listing broker typically splits its commission with the other co-broker involved in the transaction. The company also offers buyer brokerage services. When acting as a broker for the buyer, its services include assisting the buyer in locating properties that meet the buyer’s personal and financial specifications, showing the buyer properties, and assisting the buyer in negotiating the terms of the purchase and closing the transaction. In exchange for these services a commission is paid to the company which also is generally a fixed percentage of the purchase price and is usually, based upon a co-brokerage agreement with the listing broker, deducted from, and payable out of, the commission payable to the listing broker. With the consent of a buyer and seller, subject to certain conditions, the company may, in certain circumstances, act as a selling broker and as a buying broker in the same transaction. The company’s sales and marketing services are provided by licensed real estate sales persons or associate brokers who have entered into independent contractor agreements with the company. The company recognizes revenue and commission expenses upon the consummation of the real estate sale.
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
DE Capital Mortgage LLC. In 2009, Douglas Elliman Realty, through a subsidiary, entered into a joint venture, which expires on July 31, 2014, with Wells Fargo Ventures, LLC to create DE Capital Mortgage LLC to carry on the business of residential mortgage lending, as a mortgage broker with Douglas Elliman owning 49.9% of DE Capital and Wells Fargo Ventures owning 50.1%. Wells Fargo Ventures is the nation’s leading alliance lender, maintaining long-standing relationships with top real estate companies, builders and financial services institutions across the United States. DE Capital Mortgage replaced the business of Preferred Empire Mortgage Company, which was a mortgage broker, wholly-owned by Douglas Elliman.
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
DE Title Services. DE Title Services provides full-service title and settlement (i.e., closing and escrow) services to real estate companies and financial institutions. DE Title Services acts in the capacity of a title agent and sells title insurance to property buyers and mortgage lenders. DE Title Services is licensed as a title agent in New York.
elliman.com and AskElliman.com. Douglas Elliman Real Estate’s website, elliman.com, serves as a destination where consumers can search properties throughout the entire New York and South Florida markets and access current market information as well as comprehensive building and neighborhood guides and other interactive content. We have also recently launched AskElliman.com, our new web site that facilitates communication with consumers, providing them with access to information from real estate to mortgage financing, to specific neighborhoods.
Marketing.  Douglas Elliman Real Estate offers real estate sales and marketing and relocation services, which are marketed by a multimedia program. This program includes direct mail, newspaper, internet, catalog, radio and television advertising and is conducted throughout Manhattan and Long Island. In addition, the integrated nature of the real estate brokerage companies services is designed to produce a flow of customers between their real estate sales and marketing business and their mortgage business.
Competition.  The real estate brokerage business is highly competitive. However, Douglas Elliman Real Estate believes that its ability to offer their customers a range of inter-related services and its level of residential real estate sales and marketing help position them to meet the competition and improve their market share.
In the brokerage company’s traditional business of residential real estate sales and marketing, it competes with multi-office independent real estate organizations and, to some extent, with franchise real estate organizations, such as Century-21, ERA, RE/MAX International, Sotheby's International Realty, Better Homes and Gardens Real Estate, Berkshire Hathaway HomeServices, and Coldwell Banker. Douglas Elliman believes that its major competitors in 2014 will also increasingly include multi-office real estate organizations, such as GMAC Home Services, NRT LLC (whose affiliates include the New York City-based Corcoran

Group) and other privately owned companies. Residential brokerage firms compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, recently to a greater degree, price.
In its mortgage loan origination business, DE Capital competes with other mortgage originators. These include mortgage brokers, mortgage bankers, state and national banks, and thrift institutions.
Government Regulation.  Several facets of real estate brokerage businesses are subject to government regulation. For example, their real estate sales and marketing divisions are licensed as real estate brokers in the states in which they conduct their real estate brokerage businesses. In addition, their real estate sales associates must be licensed as real estate brokers or salespersons in the states in which they do business. Future expansion of the real estate brokerage operations of Douglas Elliman Real Estate into new geographic markets may subject it to similar licensing requirements in other states.
A number of states and localities have adopted laws and regulations imposing environmental controls, disclosure rules, zoning and other land use restrictions, which can materially impact the marketability of certain real estate. However, Douglas Elliman Real Estate does not believe that compliance with environmental, zoning and land use laws and regulations has had, or will have, a materially adverse effect on its financial condition or operations.
RESPA and state real estate brokerage laws restrict payments that real estate brokers, title agencies, mortgage bankers, mortgage brokers and other settlement service providers may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance and title insurance). Such laws may to some extent restrict preferred alliance and other arrangements involving our real estate franchise, real estate brokerage, settlement services and relocation businesses. In addition, our relocation and title and settlement services businesses, RESPA and similar state laws require timely disclosure of certain relationships or financial interests with providers of real estate settlement services.
On November 17, 2008, the United States Department of Housing and Urban Development ("HUD") published a rule that seeks to simplify and improve disclosures regarding mortgage settlement services and encourage consumers to compare prices for such services by consumers. The material provisions of the rule include: new Good Faith Estimate (“GFE”) and HUD-1 forms, permissibility of average cost pricing by settlement service providers, implementation of tolerance limits on various fees from the issuance of the GFE and the HUD-1 provided at closing, and disclosure of the title agent and title underwriter premium splits. To date there has not been any material impact (financial or otherwise) to the us arising out of compliance with these new rules.
Pursuant to the Dodd-Frank Act, administration of RESPA has been moved from HUD to the new Consumer Financial Protection Bureau ("CFPB") and it is possible that the practices of HUD, taking very expansive broad readings of RESPA, will continue or accelerate at the CFPB creating increased regulatory risk. RESPA also has been invoked by plaintiffs in private litigation for various purposes.
DE Capital Morgage Regulation. In DE Capital’s mortgage business, mortgage loan origination and funding activities are subject to the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. DE Capital is subject to regulation by state banking departments and by the Federal Office of Currency Control.
Title Services Regulation. Many states license and regulate title agencies/settlement service providers or certain employees and underwriters through their Departments of Insurance or other regulatory body. In many states, title insurance rates are either promulgated by the state or are required to be filed with each state by the agent or underwriter, and some states promulgate the split of title insurance premiums between the agent and underwriter. States sometimes unilaterally lower the insurance rates relative to loss experience and other relevant factors. States also require title agencies and title underwriters to meet certain minimum financial requirements for net worth and working capital.
Franchises and Trade Names.  Prior to March 2013, Douglas Elliman Real Estate operated under various franchise agreements with Prudential. The franchise agreements expired on March 13, 2013. In connection with the termination of the franchise agreements, on December 13, 2013, we acquired an additional 20.59% interest in Douglas Elliman for a purchase price of $60 million. The acquisition increased our ownership position in Douglas Elliman to 70.59%.
The “Douglas Elliman” trade name is a registered trademark in the United States. The name has been synonymous with the most exacting standards of excellence in the real estate industry since Douglas Elliman’s formation in 1911. Other trademarks used extensively in Douglas Elliman’s business, which are owned by Douglas Elliman and registered in the United States, include “We are New York”, “Bringing People and Places Together”, “If You Clicked Here You’d Be Home Now” and “Picture Yourself in the Perfect Home”.
The taglines “From Manhattan to Montauk” and "askelliman.com" are used extensively in the Douglas Elliman's brokerage operations. In addition, Douglas Elliman's brokerage operation continues to use the trade names of certain companies that it has acquired.

Residential Property Management Business.  Douglas Elliman Realty is also engaged in the management of cooperatives, condominiums and apartments though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management and is the leading manager of apartments, cooperatives and condominiums in the New York metropolitan area according to a survey in the September 2013 issue of The Real Deal. Residential Management Group provides full service third-party fee management for approximately 343 properties, representing approximately 46,900 units in New York City, Nassau County, Northern New Jersey and Westchester County. In January 2010, Residential Management Group acquired the assets of Bellmarc Property Management, a company which managed approximately 43 buildings in Manhattan with approximately 4,000 units. Residential Management Group is seeking to continue to expand its property management business in the greater metropolitan New York area in 2014. Among the notable properties currently managed are the Dakota, Museum Tower, Worldwide Plaza, London Terrace, Olympic Tower Condominium, Manhattan House, CitySpire Condominium and The Sovereign buildings in New York City. Residential Management Group employs approximately 269 people, of whom approximately 186 work at Residential Management Group’s headquarters and the remainder at remote offices in the New York metropolitan area.
Real Estate Investments
We own, and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our current real estate investments include the following projects:
Land Development

•
Escena. We are developing a 450-acre approved master planned community in Palm Springs, California. The development presently has 667 residential lots, which include both single and multi-family lots, an 18-hole golf course, clubhouse restaurant, golf shop and seven-acre site approved for a 450-room hotel. In October 2013,  we sold 200 single family lots for $22.7 million.

•	Indian Creek. We own an 80% interest in a residential real estate project located in Indian Creek Village, Florida.

•	Sesto Holdings. We own an approximate 7.2% interest in an entity that is developing a 322-acre site in Milan, Italy into multi-parcel, multi-building mixed use urban regeneration project.
Condominium and Mixed-Use Development

•
The Whitman. We own an approximate 12% interest in a joint venture which owns The Whitman, a luxury residential condominium, which is located in the Flatiron District / NoMad neighborhood of Manhattan in New York City. Construction has been completed and three of the four units have been sold.

•
10 Madison Square West. We own an approximate 5% interest in a joint venture that is developing 10 Madison Square West. The joint venture is converting a 260,000-square-foot office building into a luxury residential condominium in the Flatiron District / NoMad neighborhood of Manhattan and is expected to be completed by the summer of 2014.

•
The Marquand. We own an approximate 18% interest in a joint venture that is converting a 12-story residential rental building into a luxury residential condominium. The building is located in Manhattan’s Upper East Side and is expected to be completed by the summer of 2014.

•
11 Beach Street. We own an approximate 49.5% interest in a joint venture that is converting a 10-story, 250,000-square-foot office building into a luxury residential condominium. The building is located in the TriBeCa neighborhood of Manhattan and construction is expected to begin in January 2014.

•
701 Seventh Avenue. We own an approximate 11.5% interest in a joint venture that is developing a 340,000-square-foot multi-use project located in Times Square in Manhattan. The development includes retail space, hotel space and signage. Construction has started and is expected to be completed by 2016.

•
101 Murray Street. We own a 25% interest (and a related note receivable) in a joint venture that is developing a mixed-use property that includes both commercial space and a 150-unit luxury residential condominium in the TriBeCa neighborhood of Manhattan. Development is expected to begin in 2014 and be completed in 2017.

•
Leroy Street.  We own an approximate 5% interest in a development site in the West Greenwich Village neighborhood of Manhattan.  The site is being developed as a high-rise condominium that will face the Hudson River.  Development is expected to begin in 2014 and be completed in 2017.

•
8701 Collins Avenue.  We own a 15% interest in the Howard Johnson’s Dezerland Beach hotel in Miami Beach, Florida, which will be redeveloped into modern hotel and residential condominium units.  Development is expected to begin in 2015 and be completed in 2017.

Apartment Buildings

•
23-10 Queens Plaza South. We own an approximate 45.4% interest in a joint venture that has purchased a pre-war Art Deco-style building and a neighboring building in Queens, New York. The joint venture plans to develop a new apartment tower with 287,000 square feet of residential space and 10,000 square feet of retail space.

•	Maryland Portfolio. We own an approximate 7.5% indirect interest in a joint venture that owns approximately 5,500 apartment units primarily located in Baltimore County, Maryland.

•
ST Residential.  We own a 16.34% interest in four Class A multi-family rental assets in partnership with Winthrop Realty Trust. The four buildings are located in: Houston, Texas; Phoenix, Arizona; San Pedro, California; and Stamford, Connecticut. The buildings include 761 apartment units and 25,000 square feet of retail space.

Hotels

•
Chrystie Street. We own an approximate 18.4% interest in a joint venture that owns a land development site in the Lower East Side neighborhood of Manhattan. The joint venture plans to develop the property into a 29-story mixed-use property with PUBLIC, an Ian Schrager-branded boutique hotel and luxury condominium residences.

•
Park Lane Hotel. We own an approximate 5% interest in a joint venture that has agreed to acquire the Park Lane Hotel, which is presently a 47-story, 605-room independent hotel owned and operated by the Helmsley Family Trust and Estate. The joint venture is developing plans for a hotel and luxury residential condominiums. The development is estimated to take approximately 30 months to complete from commencement of construction.

•	Hotel Taiwana. We own an approximate 17% interest in a joint venture that owns a luxury hotel located in St. Barthelemy, French West Indies that has been recently renovated.

•
Coral Beach.  We own a 49% interest in a joint venture that owns a 52-acre site in Bermuda.  The property consists of the Horizons Hotel, which includes 56 hotel units, and Coral Beach and Tennis Club, which includes 31 hotel units, in Bermuda.  The Coral Beach and Tennis Club is open while the Horizons hotel is closed.  Renovation will begin on the Coral Beach and Tennis Club in 2014 and the project is expected to be completed in 2015.

In our real estate investment business, we seek to acquire investment interests in domestic and international real estate projects through debt and equity investments. We focus on investing in well-located real estate assets that generate, or have the potential to generate, long-term, predictable and sustainable cash flows with attractive growth and development potential. We believe our ownership of Douglas Elliman provides us with a strategic advantage through its relationships with developers in New York City as well as its knowledge of the New York City residential real estate market. We and our partners seek to enhance the cash flows and returns from our investments by using varying levels of leverage. In addition, we and our partners may earn incentives on certain investments if the investments achieve rates of return that exceed targeted thresholds.  Our real estate investments are located in the United States, Italy, Bermuda and the French West Indies and we may pursue growth in other markets where we identify attractive opportunities to invest in or acquire assets and to achieve strong risk-adjusted returns. We strive to invest at attractive valuations, capitalize on distressed situations where possible, create opportunities for superior valuation gains and cash flow returns and monetize assets at appropriate times to realize value. Our portfolio as of December 31, 2013 included interests in the 18 properties discussed above. As of December 31, 2013, our real estate investment business held interests in joint ventures recorded on our financial statements at approximately $128.2 million and approximately $20.9 million in consolidated real estate investments.
For additional information concerning these investments, see Note 7 to our consolidated financial statements.
Ladenburg Thalmann
We own 14,191,205 common shares of Ladenburg Thalmann Financial Services Inc. (NYSE MKT: LTS), which represents beneficial ownership of approximately 8.4% of the LTS shares. LTS is engaged in independent brokerage and advisory services, investment banking, equity research, institutional sales and trading, asset management services and trust services through New Valley’s former subsidiary Ladenburg Thalmann & Co. Inc. and LTS’s other principal subsidiaries, Securities America, Inc., Triad Advisors, Inc. (“Triad”), Investacorp, Inc., Ladenburg Thalmann Asset Management Inc. and Premier Trust, Inc. LTS is registered under the Securities Act of 1934 and files periodic reports and other information with the SEC.
Three of our directors, Howard M. Lorber, Henry C. Beinstein and Jeffrey S. Podell, also serve as directors of LTS. Mr. Lorber also serves as Vice Chairman of LTS. Richard J. Lampen, who along with Mr. Lorber is an executive officer of ours, also serves as a director of LTS and has served as the President and Chief Executive Officer of LTS since September 2006. See Note 16 to our consolidated financial statements.
In November 2011, we were part of a consortium, which included Dr. Phillip Frost, who is the beneficial owner of approximately 16.7% of our common stock, and Mr. Lampen, that agreed to provide a five-year loan to LTS of approximately

$160.7 million. The loan is due November 4, 2016 and bears an interest rate of 11% per annum. The lenders received a 0.50% funding fee and warrants to purchase a total of 10,713,333 LTS shares at $1.68 per share.  We lent LTS $15 million and received 1,000,000 warrants. During 2013, LTS repaid us an aggregate of $11.3 million of principal plus related interest on the loan.
On May 22, 2013, we purchased in a public offering 240,000 shares of LTS's 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share) ("LTS Preferred") for $6.0 million. LTS pays a monthly cumulative dividend of 8% per annum on the LTS Preferred. LTS, at its option, may redeem any or all of the LTS Preferred at $25.00 per share plus any accumulated and unpaid dividends on or after May 24, 2018.
Other Investments
Castle Brands.  We own 12,671,159 shares of Castle Brands Inc. (NYSE MKT: ROX), a publicly traded developer and importer of premium branded spirits, which represents beneficial ownership of approximately 8.6% of the Castle shares. Mr. Lampen is serving as the President, Chief Executive Officer and a director of Castle. In October 2008, we entered into an agreement with Castle where we agreed to make available the services of Mr. Lampen as well as other financial, accounting and tax services. We recognized management fees of $100,000 in each of 2013, 2012 and 2011, under the agreement and Castle has agreed to pay us $100,000 per year in 2014. In 2013, we purchased in a private placement $200,000 of Castle's convertible debt, which bears interest at 5% per annum, is convertible into 222,222 shares of Castle common stock and is due on December 15, 2018.
Long-Term Investments.  As of December 31, 2013, long-term investments consisted primarily of investments in investment partnerships of approximately $29.4 million. In the future, we may invest in other investments including limited partnerships, real estate investments, equity securities, debt securities and certificates of deposit depending on risk factors and potential rates of return.
Employees
At December 31, 2013, we had 989 employees, of which approximately 393 were employed by Douglas Elliman primarily in the New York area, 294 were employed at Liggett’s Mebane facility and approximately 283 were employed in sales and administrative functions at Liggett Vector Brands LLC ("LVB"), which coordinates our tobacco subsidiaries’ sales and marketing efforts, along with certain support functions. Approximately 23% of our employees are hourly employees, who are represented by unions. We have not experienced any significant work stoppages since 1977, and we believe that relations with our employees and their unions are satisfactory.
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
During 2014, we have certain liquidity commitments that could require the use of our existing cash resources. As of December 31, 2013, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months include the following:

•	cash interest expense of approximately $87.1 million,

•	$157.5 million of our 6.75% convertible notes mature in 2014,

•	settlement payments remaining totaling approximately $107.4 million, of which $59.5 million is to be paid in 2014,

•	dividends on our outstanding common shares (currently at an annual rate of approximately $157.0 million, and

•	other corporate expenses and taxes.
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
We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2013, we and our subsidiaries had total outstanding indebtedness of $893.4 million. Approximately $157.5 million of our 6.75% convertible notes mature in 2014. In addition, the indenture governing our 7.75% senior secured notes due 2021 contains covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to incur additional indebtedness.
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
The indenture governing the senior secured notes contain restrictive covenants, which, among other things, restrict our ability to pay certain dividends or make other restricted payments or enter into transactions with affiliates if our Consolidated EBITDA, as defined in the indenture, is less than $75 million for the four quarters prior to such transaction. Our Consolidated EBITDA for the four quarters ended December 31, 2013 exceeded $75 million.
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
Liggett is considerably smaller and has fewer resources than its major competitors, and, as a result, has a more limited ability to respond to market developments. Management Science Associates’ data indicate that the three largest cigarette manufacturers controlled approximately 85.3% of the United States cigarette market during 2013. Philip Morris is the largest manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had approximately 61.2% of the premium segment and 47.4% of the total domestic market during 2013. During 2013, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 3.3%. Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, historically, because of their dominant market share, have been able to determine cigarette prices for the various pricing tiers within the industry.
Philip Morris and RJ Reynolds dominate the domestic cigarette market and had a combined market share of approximately 70.9% at December 31, 2013. This concentration of United States market share could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse effect on their sales volume, operating income and cash flows, which in turn could negatively affect the value of our common stock.
Liggett’s business is highly dependent on the discount cigarette segment.
Liggett depends more on sales in the discount cigarette segment of the market, relative to the full-price premium segment, than its major competitors. Since 2004, all of Liggett’s unit volume was generated in the discount segment. The discount segment is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. While the three major manufacturers all compete with Liggett in the discount segment of the market, the strongest competition for market share has come from a group of smaller manufacturers and importers, most of which sell low quality, deep discount cigarettes. While Liggett’s share of the discount market was 11.6% in 2013, 12.1% in 2012 and 12.8% in 2011, Management Science Associates’ data indicate that the discount market share of these other smaller manufacturers and importers was approximately 33.7% in 2013, 34.4% in 2012, and 34.1% in 2011. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only current market segment could be negatively affected, which in turn could negatively affect the value of our common stock.
Liggett’s market share is susceptible to decline.
For a number of years prior to 2000, Liggett suffered a substantial decline in market share. Liggett’s market share declined in 2013 and 2012, after having increased during each of the years between 2000 and 2011 (except for 2008, which was unchanged). This earlier market share erosion resulted in part from Liggett’s highly leveraged capital structure that existed until December 1998 and its limited ability to match other competitors’ wholesale and retail trade programs, obtain retail shelf space for its products and advertise its brands. These declines also resulted from adverse developments in the tobacco industry, intense competition and changes in consumer preferences which have continued up to the current time. According to Management Science Associates’ data, Liggett’s overall domestic market share during 2013 was 3.3% compared to 3.5% during 2012, and 3.8% during 2011. Liggett’s share of the discount segment was 11.6% during 2013, 12.1% during 2012 and 12.8% during 2011. Liggett's market share declined by 0.5% in 2013. If it were to decline substantially in the future, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
The domestic cigarette industry has experienced declining unit sales in recent periods.
Industry-wide shipments of cigarettes in the United States have been declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 4.7% in 2013 as compared to 2012, and by approximately 2.2% in 2012 as compared to 2011. We believe that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to high cigarette price levels in recent years plus the growing popularity of E-cigarettes. If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
Our tobacco operations are subject to substantial and increasing legislation, regulation and taxation, which has a negative effect on revenue and profitability.
Tobacco products are subject to substantial federal and state excise taxes in the United States. These taxes may continue to increase. On April 1, 2009, the federal excise tax increased from $0.39 to $1.01 per pack of cigarettes, and significant tax increases on other tobacco products, to fund expansion of the State Children’s Health Insurance Program, referred to as SCHIP. The increases in federal excise tax under SCHIP are substantial, and, as a result, Liggett’s sales volume and profitability has been and may continue to be adversely impacted. In addition, SCHIP created certain tax differentials between certain types of tobacco products. This has caused a dramatic increase in the sale of mis-labeled pipe tobacco as a substitute for roll-your-own, which has directly impacted sales of cigarettes.

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
In addition to the foregoing, there have been a number of other restrictive regulatory actions from various federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration (“FDA”). There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry. In 2009, legislation was passed by Congress providing for regulation of cigarettes by FDA. These developments generally receive widespread media attention. Additionally, a majority of states have passed legislation providing for reduced ignition propensity standards for cigarettes. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation or legislation. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but our consolidated financial position, results of operations or cash flows could be materially adversely affected.
Additional federal or state regulation relating to the manufacture, sale, distribution, advertising, labeling, or information disclosure of tobacco products could further reduce sales, increase costs and have a material adverse effect on our business.
The Family Smoking Prevention and Tobacco Control Act may adversely affect our sales and operating profit.
On June 22, 2009, the President signed into law the Family Smoking Prevention and Tobacco Control Act (the "Tobacco Control Act"). The law grants the Food and Drug Administration (“FDA”) broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from banning all cigarettes or all smokeless tobacco products. Among other measures, the law (under various deadlines):

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
It is likely that the new tobacco law could result in a decrease in cigarette sales in the United States, including sales of Liggett's and Vector Tobacco's brands. Total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by FDA under the new tobacco law. Costs, however, could be substantial and could have a material adverse affect on the companies' financial condition, results of operations, and cash flows. In addition, FDA has a number of investigatory and enforcement tools available to it. We are aware, for example, that FDA has already requested company-specific information from competitors. FDA has also initiated a program to award contracts to states to assist with compliance and enforcement activities. Failure to comply with the new tobacco law and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on the business, financial condition and results of operation of both Liggett and Vector Tobacco. At present, we are not able to predict whether the new tobacco law will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry, thus affecting its competitive position.
Litigation will continue to harm the tobacco industry.
Liggett could be subjected to substantial liabilities and bonding requirements from litigation relating to cigarette products. Adverse litigation outcomes could have a negative impact on our ability to operate due to their impact on cash flows. We and our Liggett subsidiary, as well as the entire cigarette industry, continue to be challenged on numerous fronts, particularly with respect to the Engle progeny cases in Florida (described below). New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2013, in addition to the Engle progeny cases, there were 59 individual product liability lawsuits, four purported class actions and one health care cost recovery action pending in the United States in which Liggett and/or us were named defendants. It is likely that similar legal actions, proceedings and claims will continue to be filed against Liggett. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pled in certain cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any tobacco-related litigation could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Liggett could face difficulties in obtaining a bond to stay execution of a judgment pending appeal.
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
Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, former class members had until January 2008 to file individual lawsuits. Cases were commenced on behalf of approximately 8,000 plaintiffs. Lawsuits by individuals requesting the benefit of the Engle ruling are referred to as the “Engle progeny cases”. In October 2013, the Company announced a settlement of the claims of approximately 4,900 of the remaining 5,300 Engle progeny plaintiffs. Notwithstanding this comprehensive settlement, the claims of approximately 400 state court Engle progeny plaintiffs remain outstanding. As of December 31, 2013, there were 13 Engle progeny cases currently scheduled for trial in 2014. Through December 31, 2013, eleven adverse verdicts had been entered against Liggett in Engle progeny cases. Several of these were affirmed on appeal and were satisfied by Liggett. The remaining verdicts are at various stages of appeal although appellate efforts, to date, have not been successful. The potential range of loss is between $0 and $18.5 million, plus interest and attorney fees, for the cases currently on appeal
We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
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

Effective December 17, 2012, the Participating Manufacturers entered into a “term sheet” with 20 Settling States setting out terms for settlement of the NPM Adjustment for 2003 through 2012 and addressing the NPM Adjustment with respect to those states for future years. Certain of the non-settling states objected to the settlement. In March 2013, the arbitration panel entered a Stipulated Partial Settlement and Award which, among other things, overruled the objections of the non-settling states and directed the independent auditor to implement certain terms of the term sheet effective with the April 15, 2013 MSA payments. In May 2013, two additional states joined the settlement. Several non-settling states are attempting to vacate the settlement award by filing state court actions. In Idaho, a trial court denied that state's motion to vacate, and the state noticed an appeal of that denial. Although certain terms of the settlement were implemented by the independent auditor on April 15, 2013, no assurance can be given as to the ultimate outcome of the non-settling states' challenges. It is possible that Liggett or Vector Tobacco might be required to make additional payments in connection with this dispute.

As a result of the settlement, in the first quarter of 2013 Liggett and Vector Tobacco recognized income of $5,602. Following the additional two states joining the settlement in May 2013, Liggett and Vector Tobacco recognized an additional $1,345 of income in the second quarter of 2013. The remaining NPM Adjustment accrual of $27,600 at December 31, 2013 relates to the disputed amounts Liggett and Vector Tobacco have withheld from the non-settling states for 2004 through 2010. Approximately $16,600 remains in the disputed payments accounts relating to the 2011 and 2012 NPM Adjustment dispute with these non-settling states.
In September 2013, the panel issued its decisions with respect to the 15 states that did not enter into the stipulated partial settlement and award, finding that six states did not diligently enforce their MSA escrow statutes in 2003. As a result, in April 2014, Liggett is entitled to receive a credit for the 2003 NPM Adjustment, in the amount of $5,987 including interest. This amount was recognized in the third quarter of 2013. All six of the states that were found to be non-diligent have filed motions in state court seeking to vacate the arbitration award. No assurance can be given as to the ultimate outcome of these challenges.
"Gross" v. "Net" Calculations.  In October 2004, the independent auditor notified Liggett and all other Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, had been re-calculated using “net” units, rather than “gross” units (which had been used since 1999). Liggett objected to this retroactive change and disputed the change in methodology.
The change in the method of calculation could have resulted in Liggett owing as much as $38,800 of additional MSA payments for prior years, including interest, because the proposed change from “gross” to “net” units would have lowered Liggett’s grandfathered market share exemption under the MSA. The Company estimated that Liggett’s future annual MSA payments would have been at least approximately $2,500 higher under the revised method of calculation.
In December 2012, the parties arbitrated the dispute before a panel of three arbitrators. In February 2013, the arbitrators granted the relief sought by Liggett.  The arbitrators ruled that the limitations provisions of the MSA precluded the independent auditor from recalculating Liggett's grandfathered market share exemption or Liggett's payment obligations beyond the last four years.  The arbitrators further ruled that, for purposes of calculating Liggett's payment obligations for the applicable years, Liggett's market share calculated on a net basis, should be increased by a factor of 1.25%.  Liggett filed a motion seeking correction of the part of the arbitrators' decision that would require the 1.25% increase in Liggett's market share. The states objected to Liggett's motion and sought additional relief from the panel declaring that any adjustment ordered by the panel is not limited by the four year limitations set forth in the MSA. If the arbitrator's ruling is not modified, Liggett would be required to pay approximately $16,200 for the previous five years. If the relief requested by the states is granted, Liggett could be required to pay up to approximately $36,200. The panel agreed to hear arguments on the motions in May 2013, but due to the conditional settlement described below, the parties agreed to adjourn the hearing.
In June 2013, Liggett and a negotiating group on behalf of the Settling States reached an agreement in principle to resolve all disputes regarding "gross" v. "net", subject to definitive documentation and approval thereof by each Settling State. The proposed settlement requires that Liggett pay $8,500 to the Settling States and agree to reduce its market share exemption from 1.645% to 1.63% starting in 2013 and for all years thereafter. In exchange, the Settling States will release Liggett from all claims in connection with the "gross" v. "net" dispute. The Company has fully accrued the proposed settlement payment of $8,500. There can be no assurance that the settlement will be concluded and if it is not, that Liggett will be successful in seeking modification of the award by the panel or that Liggett will not be required to make additional payments, which could adversely affect the Company’s consolidated financial position, results of operations and cash flows.
Liggett may have additional payment obligations under its individual state settlements.
In 2004, the Attorneys General of Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements and no amounts have been accrued in our consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Mississippi and Texas. In February 2012, Mississippi provided Liggett with a 60-day notice that the state intended to pursue its remedies if Liggett did not cure its alleged defaults. Liggett responded to Mississippi's letter but has heard nothing further on the matter. There can be no assurance that Liggett will prevail in the remaining matters and that Liggett will not be required to make additional material payments, which payments could materially adversely affect our consolidated financial position, results of operations or cash flows and the value of our common stock.
New Valley is subject to risks relating to the industries in which it operates.
Risks relating to the real estate industry.
The real estate industry is significantly affected by changes in general and local economic and political conditions as well as real estate markets, which could reduce profits that may not be recaptured, could cause cancellations of property sales, reduce the value of our properties or investments and could affect our results of operations and liquidity. The real estate industry is cyclical and is significantly affected by changes in general and local economic conditions which are beyond our control.
These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, levels of unemployment, consumer confidence and the general economic condition of the United States and the global economy. The real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic environment. Lack of available credit or lack of confidence in the financial sector could impact the real estate market, which in turn could adversely affect our business, financial condition and results of operations.
For example, the United States residential real estate market has only recently shown signs of recovery after having been in a significant and prolonged downturn. Due to the cyclicality of the real estate market, we cannot predict whether the recovery will continue or if and when the market and related economic forces will return the United States residential real estate industry to a period of sustained growth. If the real estate market or the economy as a whole does not improve, Douglas Elliman may experience adverse effects on its business, financial condition and liquidity, including its ability to access capital and grow its business.
Any of the following could be associated with cyclicality in the real estate market by halting or limiting a recovery in the residential real estate market, and have an adverse effect on our business by causing periods of lower growth or a decline in the number of home sales and/or property prices which, in turn, could adversely affect our revenue and profitability:

•	periods of economic slowdown or recession;

•	rising interest rates;

•	the general availability of mortgage financing, including:

•	the impact of the recent contraction in the subprime and mortgage markets generally; and

•	the effect of more stringent lending standards for home mortgages;

•	a negative perception of the market for residential real estate;

•	commission pressure from brokers who discount their commissions;

•	an increase in the cost of homeowners' insurance;

•	weak credit markets;

•	a low level of consumer confidence in the economy and/or the real estate market;

•	instability of financial institutions;

•
legislative, tax or regulatory changes that would adversely impact the real estate market, including but not limited to potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities that provide liquidity to the U.S. housing and mortgage markets, and potential limits on, or elimination of, the deductibility of certain mortgage interest expense and property taxes;

•	adverse changes in economic and general business conditions in the New York metropolitan area;

•	a decline in the affordability of homes;

•	declining demand for real estate;

•	decreasing home ownership rates, declining demand for real estate and changing social attitudes toward home ownership; and/or

•	acts of God, such as hurricanes, earthquakes and other natural disasters, or acts or threats of war or terrorism.
New Valley is heavily dependent on the performance of the real estate market in the New York metropolitan area. New Valley's business primarily depends on the performance of the real estate market in the New York metropolitan area. Our real estate brokerage businesses and our investments in real estate developments are largely located in the New York metropolitan area. Further, as of December 31, 2013, we had investments in or were developing nine projects in the New York metropolitan area. Douglas Elliman Real Estate’s residential brokerage business primarily depends on volumes of sales transactions and sales prices for residential property in New York metropolitan area. If volumes of residential property sales transactions in the New York metropolitan area decrease, the aggregate sales commission earned by Douglas Elliman Real Estate on sales transactions is also likely to decrease. Our business is and may continue to be heavily dependent on the continued growth of the property market in the New York metropolitan area, and any adverse developments in the supply and demand or in property prices in these areas would have an adverse effect on our financial condition and results of operations.
Demand for private residential properties in the New York metropolitan area, including in Manhattan, continues to experience rapid growth. We cannot assure you that property development and investment activities will continue at past levels or that we will be able to benefit from future growth in the property market in the New York metropolitan area, South Florida or the United States. Any adverse developments in national and local economic conditions as measured by such factors as GDP growth, employment levels, job growth, consumer confidence, interest rates and population growth in the New York metropolitan area and the United States, particularly in the regions where our investments and brokerages are located, may reduce demand and depress prices for our properties and services and would have an adverse effect on our business, financial condition and results of operations.
New Valley is dependent on the attractiveness of New York City as a place to live and its status as an international center for business and commerce. Through its investments in Douglas Elliman Real Estate and nine developments in the New York Metropolitan area, New Valley is dependent on the attractiveness of New York City as a place to live. If New York City’s economy stagnates or contracts or if there are significant concerns or uncertainty regarding the strength of New York City’s economy, due to domestic, international or global macroeconomic trends or other factors (including, in particular, any matters which adversely affect New York City’s status as an international center for business and commerce or the economic benefits of New York City’s financial services industry), the New York metropolitan area may become a less attractive place to live, work, study or to own residential property for investment purposes. The attractiveness of New York City as a place to live, work, study or to own residential property for investment purposes may also be negatively affected by other factors, including high residential property sales prices or rents (or a risk or perceived risk of a fall in sales prices in the future), high costs of living, and negative perceptions surrounding quality of life, safety and security (including the risk or perceived risk of acts of terrorism or protests).
Any reduction in the attractiveness of New York City as a place to live and any matters which adversely affect New York City’s status as an international center for business and commerce could result in a reduction, by volume and/or by value, in our investment in real estate developments and/or residential property sales transactions in the New York metropolitan area, which would adversely affect our business, financial condition and results of operations.
Risks associated with Douglas Elliman Realty
Douglas Elliman Real Estate depends on a strong brand, and any failure to maintain, protect and enhance the Douglas Elliman brand would hurt our ability to grow our real estate brokerage business. Douglas Elliman Real Estate has developed a strong brand that we believe has contributed significantly to the success of its business. Maintaining, protecting and enhancing Douglas Elliman Real Estate as a premium real estate brokerage brand is critical to growing our business. If Douglas Elliman Real Estate does not successfully build and maintain a strong brand, our real estate brokerage business could be harmed. Maintaining and enhancing the quality of the Douglas Elliman Real Estate brand may require us to make substantial investments in areas such as marketing, community relations, outreach and employee training. Douglas Elliman Real Estate actively engages in print and online advertisements, targeted promotional mailings and email communications, and engages on a regular basis in public relations and sponsorship activities. These investments may be substantial and may not ultimately be successful.
Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our agents, our growth strategies or the ordinary course of our business or our brokerage business. Other incidents may arise from events that are or may be beyond our ability to control and may damage our brand, such as actions taken (or not taken) by one or more agents relating to health, safety, welfare or other matters; litigation and claims; failure to maintain high ethical and social standards for all of our operations and activities; failure to comply with local laws and regulations; and illegal activity targeted at us or others. Douglas Elliman Real Estate's brand value could diminish significantly if any such incidents or other matters erode consumer confidence in it, which may result in a decrease in its total agent count and, ultimately, lower continuing franchise fees and annual dues, which in turn would adversely affect its business and operating results.

The real estate brokerage business in the New York metropolitan area, South Florida and Palm Springs, California is extremely competitive. Douglas Elliman Real Estate competes with other multi-office independent real estate organizations and with franchise real estate organizations competing in local areas. Competition is particularly intense in the densely populated metropolitan areas of New York and South Florida in which we operate. In addition, in the real estate brokerage industry, new participants face minimal barriers to entry into the market. Douglas Elliman Real Estate also competes for the services of qualified licensed agents. The ability of its brokerage offices to retain agents is generally subject to numerous factors, including the sales commissions they receive and their perception of brand value.
The financial results of Douglas Elliman Real Estate's real estate brokerage business is affected directly by the success of its agents. Douglas Elliman Real Estate's real estate brokerage offices generate revenue in the form of commissions and service fees. Accordingly, its financial results depend upon the operational and financial success of its brokerage offices and their agents.
Infringement, misappropriation or dilution of our intellectual property could harm our business. We regard the Douglas Elliman Real Estate trademark portfolio as having significant value and as being an important factor in the marketing of its brand. We believe that this and other intellectual property are valuable assets that are critical to its success. Douglas Elliman Real Estate relies on a combination of protections provided by contracts, as well as copyright, trademark, and other laws, to protect our intellectual property from infringement, misappropriation or dilution. It has registered certain trademarks and service marks and has other trademark and service mark registration applications pending in the U.S. and foreign jurisdictions. Although Douglas Elliman monitors its trademark portfolio both internally and through external search agents and imposes an obligation on agents to notify it upon learning of potential infringement, there can be no assurance that it will be able to adequately maintain, enforce and protect its trademarks or other intellectual property rights.
Douglas Elliman Real Estate is not aware of any challenges to our right to use any of its brand names or trademarks. It is commonly involved in numerous proceedings, generally on a small scale, to enforce its intellectual property and protect its brand. Unauthorized uses or other infringement of its trademarks or service marks, including ones that are currently unknown to us, could diminish the value of its brand and may adversely affect its business. Failure to adequately protect its intellectual property rights could damage its brand and impair its ability to compete effectively. Even where it has effectively secured statutory protection for its trademarks and other intellectual property, its competitors may misappropriate its intellectual property. Defending or enforcing our trademark rights, branding practices and other intellectual property, and seeking an injunction and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources and divert the attention of management, which in turn may adversely affect our business and operating results.
Moreover, unauthorized third parties may use Douglas Elliman Real Estate's intellectual property to trade on the goodwill of its brand, resulting in consumer confusion or dilution. Any reduction of its brand’s goodwill, consumer confusion, or dilution is likely to impact sales, and could adversely affect its business and operating results.
Douglas Elliman Real Estate relies on traffic to its websites, including its flagship website, elliman.com, directed from search engines. If these websites fail to rank prominently in unpaid search results, traffic to these websites could decline and its business would be adversely affected. Douglas Elliman Real Estate's success depends in part on its ability to attract users through unpaid Internet search results on search engines. The number of users it attract to its websites, including its flagship website elliman.com, from search engines is due in large part to how and where its websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to Douglas Elliman Real Estate's websites may not be prominent enough to drive traffic to its websites, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing services or the services of one or more of its competitors. It websites have experienced fluctuations in search result rankings in the past, and it anticipates fluctuations in the future. Any reduction in the number of users directed to its websites could adversely affect its real estate brokerage business and results of operations. Further, A failure of Douglas Elliman Real Estate's websites or website-based technology, which are subject to factors beyond our control, could significantly disrupt its business and lead to reduced revenue and reputational damage as Douglas Elliman Real Estate may not be able to effectively scale and adapt its existing technology and network infrastructure to ensure its platforms is accessible.
Risks associated with our real estate development business
Real estate development is a competitive industry, and competitive conditions may adversely affect our results of operations. The real estate development industry is highly competitive. Real estate developers compete not only for buyers, but also for desirable properties, building materials, labor and capital. We compete with other local, regional, national and international real estate asset managers and property developers, who have significant financial resources and experience. Competitive conditions in the real estate development industry could result in: difficulty in acquiring suitable investments in properties at acceptable prices; increased selling incentives; lower sales volumes and prices; lower profit margins; impairments in the value of our investments in real estate developments and other assets; and increased construction costs and delays in construction.
If the market value of our properties or investments decline, our results of operations could be adversely affected by impairments and write-downs. We acquire land and invest in real estate projects in the ordinary course of our business. There is an inherent risk that the value of our land and investments may decline after purchase, which also may affect the value of existing properties under construction. The valuation of property is inherently subjective and based on the individual characteristics of each property. The market value of our land and investments in real estate projects depends on general and local real estate market conditions. These conditions can change and thereby subject valuations to uncertainty. Moreover, all valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell the property profitably. In addition, our deposits or investments in deposits for building lots controlled under option or similar contracts may be put at risk. If market conditions deteriorate, some of our assets may be subject to impairments and write-down charges which would adversely affect our operations and financial results.
If demand for residential or commercial real estate decreases below what was anticipated when we purchased interests in or developed such inventory, profitability may be adversely affected and we may not be able to recover the related costs when selling and building our properties and/or investments. We regularly review the value of our investments and will continue to do so on a periodic basis. Write-downs and impairments in the value of our properties and/or investments may be required, and we may in the future sell properties and/or investments at a loss, which could adversely affect our results of operations and financial condition.
We face risks associated with property acquisitions. Competition from other well-capitalized real estate investors, including both publicly traded real estate investment trusts and institutional investment funds, may significantly increase the purchase price of, or prevent us from acquiring, or investing in, a desired property. Acquisition agreements will typically contain conditions to closing, including completion of due diligence to our satisfaction or other conditions that are not within our control, which may not be satisfied. The properties we acquire or invest in may be located in new markets where we may have limited knowledge and understanding of the local economy, an absence of business relationships in the area or unfamiliarity with local government and applicable laws and regulations. We may be unable to finance acquisitions or investments on favorable terms or newly acquired, or investments in, properties may fail to perform as expected. We may underestimate the costs necessary to bring an investment up to standards established for its intended market position. We may also acquire or investment in properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. Each of these factors could have an adverse effect on our results of operations and financial condition.
Our success depends on the availability of suitable real estate investments at acceptable prices and having sufficient liquidity to acquire such investments. Our success in investing in real estate depends in part upon the continued availability of suitable real estate assets at acceptable prices. The availability of properties for investment at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding on real estate assets. Should suitable opportunities become less available, the number of properties we develop and invest in would be reduced, which would reduce revenue and profits. In addition, our ability to make investments will depend upon whether we have sufficient liquidity to fund such purchases and investments.
If we, or the properties we invest in, are not able to develop and market our real estate developments successfully or within expected timeframes, our business and results of operations will be adversely affected. Before a property development generates any revenues, material expenditures are incurred to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities, model offices, showrooms, apartments or homes and sales facilities. It generally takes several years for a real estate development to achieve cumulative positive cash flow. If we, or the properties we invest in, are unable to develop and market our real estate developments successfully or to generate positive cash flows from these operations within expected timeframes, it will have an adverse effect on our business and results of operations.
Because certain of our assets are illiquid, we may not be able to sell these assets when appropriate or when desired. Large real estate development like the ones that we retain investments in can be hard to sell, especially if local market conditions are poor. Such illiquidity could limit our ability to diversify our assets promptly in response to changing economic or investment conditions. Additionally, financial difficulties of other property owners resulting in distressed sales could depress real estate values in the markets in which we operate in times of illiquidity. These restrictions reduce our ability to respond to changes in the performance of our assets and could adversely affect our financial condition and results of operations.
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

The real estate developments we invest in may be subject to losses as a result of construction defects. Real estate developers, are subject to construction defect and warranty claims arising in the ordinary course of their business. These claims are common in the real estate development industry and can be costly.
Claims may be asserted against the real estate developments we invest in for construction defects, personal injury or property damage caused by the developer, general contractor or subcontractors, and if successful these claims give rise to liability. Subcontractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the industry; however, if U.S. or other regulatory agencies or courts reclassify the employees of sub-contractors as employees of real estate developers, real estate developers using subcontractors could be responsible for wage, hour and other employment-related liabilities of their subcontractors.
In addition where the real estate developments in which we invest in hire general contractors, unforeseen events such as the bankruptcy of, or an uninsured or under-insured loss claimed against, the general contractor, may sometimes result in the real estate developer becoming responsible for the losses or other obligations of the general contractor. The costs of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies may be limited. There can be no assurance that this coverage will not be further restricted and become more costly. If the real estate developments in our real estate portfolio are not able to obtain adequate insurance against these claims in the future, our business and results of operations will be adversely affected.
Increasingly in recent years, individual and class action lawsuits have been filed against real estate developers asserting claims of personal injury and property damage caused by a variety of issues, including faulty materials and the presence of mold in residential dwellings. Furthermore, decreases in home values as a result of general economic conditions may result in an increase in both non-meritorious and meritorious construction defect claims, as well as claims based on marketing and sales practices. Insurance may not cover all of the claims arising from such issues, or such coverage may become prohibitively expensive. If real estate developments in our real estate portfolio are not able to obtain adequate insurance against these claims, they may experience litigation costs and losses that could reduce our revenues from these investments. Even if they are successful in defending such claims, we may incur significant losses.
Our real estate investments may face substantial damages as a result of existing or future litigation, arbitration or other claims. The real estate developments we invest in are exposed to potentially significant litigation, arbitration proceedings and other claims, including breach of contract, contractual disputes and disputes relating to defective title, property misdescription or construction defects. Class action lawsuits can be costly to defend, and if our assets were to lose any certified class action suit, it could result in substantial liability. With respect to certain general liability exposures, including construction defect and product liability claims, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process requires us to exercise significant judgment due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically. As a result, we may suffer losses on our investments which could adversely affect our business, financial condition and results of operations.
Our investments in real estate are susceptible to adverse weather conditions, other environmental conditions and natural and man-made disasters. Adverse weather conditions and natural and man-made disasters such as hurricanes, tornadoes, storms, earthquakes, floods, droughts, fires, snow, blizzards and other environmental conditions, as well as terrorist attacks, riots and electrical outages, can have a significant effect on the assets in our real estate portfolio. These adverse conditions can cause physical damage to work in progress and new developments, delays and increased costs in the construction of new developments and disruptions and suspensions of operations, whether caused directly or by disrupting or suspending operations of those upon whom our real estate developments rely in their operations. Such adverse conditions can mutually cause or aggravate each other, and their incidence and severity are unpredictable. If insurance is unavailable to the real estate developments we invest in or is unavailable on acceptable terms, or if insurance is not adequate to cover business interruptions or losses resulting from adverse weather or natural or man-made disasters, the real estate developments we invest in and our results of operations will be adversely affected. In addition, damage to properties in our real estate portfolio caused by adverse weather or a natural or man-made disaster may cause insurance costs for these properties to increase.
A major health and safety incident relating to our real estate investments could be costly in terms of potential liabilities and reputational damage. Building sites are inherently dangerous, and operating in the real estate development industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements, health and safety performance is critical to the success of the real estate investments we invest in. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on the reputation and relationships of the developer with relevant regulatory agencies or governmental authorities, which in turn could have an adverse effect on our investment and operating results.
Insurance may not cover some potential losses or may not be obtainable at commercially reasonable rates, which could adversely affect our financial condition and results of operations. Real estate properties in our real estate portfolio maintain insurance on their properties in amounts and with deductibles that we believe are in line with what owners of similar properties carry; however, such insurance may not cover some potential losses or may not be obtainable at commercially reasonable rates in the future.
There also are certain types of risks (such as war, environmental contamination such as toxic mold, and lease and other contract claims) which are either uninsurable or not economically insurable. Should any uninsured or underinsured loss occur, we could lose our investment in, and anticipated profits and cash flows from, one or more properties.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess, and our independent registered certified public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2013, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. We expect to continue to incur expense and to devote management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered certified public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.
The price of our common stock may fluctuate significantly.
The trading price of our common stock has ranged between $14.61 and $20.63 per share over the past 52 weeks. We expect that the market price of our common stock will continue to fluctuate.
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
At December 31, 2013, we had outstanding options granted to employees, including restricted shares, to purchase approximately 3,227,234 shares of our common stock, with a weighted-average exercise price of $12.88 per share, of which options for 1,777,158 shares were exercisable at December 31, 2013. We also have outstanding convertible notes and debentures maturing in November 2014 and November 2019, which are currently convertible into 25,340,055 shares of our common stock. The issuance of these shares will cause dilution which may adversely affect the market price of our common stock. The availability for sale of significant quantities of our common stock could adversely affect the prevailing market price of the stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Miami, Florida. We lease 12,390 square feet of office space in an office building in Miami, which we share with various of our subsidiaries. The lease is with an affiliate of the Company and expires in March 2018, subject to two five-year renewal options.
We lease approximately 9,000 square feet of office space in New York, New York under a lease that expires in 2020. New Valley’s operating properties are discussed above under the description of New Valley’s business and in Note 7 to our consolidated financial statements.
Douglas Elliman leases 36 offices with approximately 111,946 square feet on Long Island, 21 offices with approximately 130,547 square feet in New York City, six offices with approximately 12,034 square feet in Westchester County and six offices in South Florida with approximately 12,933 square feet. Leases expire at various times between 2014 and 2023.
Liggett’s tobacco manufacturing facilities, and several of the distribution and storage facilities, are currently located in or near Mebane, North Carolina. Various of such facilities are owned and others are leased. As of December 31, 2013, the principal properties owned or leased by Liggett are as follows:

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
Liggett and other United States cigarette manufacturers have been named as defendants in various types of cases predicated on the theory, among other things, that they should be liable for damages from adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes.
Reference is made to Note 14 to our consolidated financial statements, which contains a description of certain legal proceedings to which the Company, Liggett or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1, Material Legal Proceedings, incorporated herein, for additional information regarding the pending tobacco-related legal proceedings to which we or Liggett are parties. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 4400 Biscayne Boulevard, Miami, Florida 33137, Attn: Investor Relations.

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
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR”. The following table sets forth, for the periods indicated, high and low sale prices for a share of our common stock on the NYSE, as reported by the NYSE, and quarterly cash dividends declared on shares of common stock:

Year	High	Low	Cash Dividends
2013:
Fourth Quarter	$16.73	$15.50	$0.40
Third Quarter	16.45	15.26	$0.38
Second Quarter	15.71	14.61	$0.38
First Quarter	15.55	14.29	$0.38
2012:
Fourth Quarter	$16.04	$13.57	$0.38
Third Quarter	16.19	15.03	0.36
Second Quarter	16.25	14.88	0.36
First Quarter	16.86	15.68	0.36

At February 21, 2014, there were approximately 1,179 holders of record of our common stock.
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
Our 7.75% Senior Secured Notes due 2021 prohibit our payment of cash dividends or distributions on our common stock if at the time of such payment our Consolidated EBITDA (as defined) for the most recently completed four full fiscal quarters is less than $75 million. Our Consolidated EBITDA for the four quarters ended December 31, 2013 exceeded $75 million.
We paid 5% stock dividends on September 27, 2013, September 28, 2012, and September 29, 2011 to the holders of our common stock. All information presented in this report is adjusted for the stock dividends.

Performance Graph
The following graph compares the total annual return of our Common Stock, the S&P 500 Index, the S&P MidCap 400 Index and the NYSE Arca Tobacco Index, formerly known as the AMEX Tobacco Index, for the five years ended December 31, 2013. The graph assumes that $100 was invested on December 31, 2008 in the Common Stock and each of the indices, and that all cash dividends and distributions were reinvested.

	12/08	12/09	12/10	12/11	12/12	12/13
Vector Group Ltd.	100	120	172	202	195	249
S&P 500	100	126	146	149	172	228
S&P MidCap	100	137	174	171	201	268
NYSE Arca Tobacco	100	141	169	198	235	259

Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2013.
Issuer Purchases of Equity Securities
There were no purchases of our common stock during the three months ended December 31, 2013.

EXECUTIVE OFFICERS OF THE REGISTRANT
The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 3, 2014. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

Name	Age	Position	Year Individual Became an Executive Officer
Howard M. Lorber	65	President and Chief Executive Officer	2001
Richard J. Lampen	60	Executive Vice President	1996
J. Bryant Kirkland III	48	Vice President, Chief Financial Officer and Treasurer	2006
Marc N. Bell	53	Vice President, General Counsel and Secretary	1998
Ronald J. Bernstein	60	President and Chief Executive Officer of Liggett	2000

Howard M. Lorber has been our President and Chief Executive Officer since January 2006. He served as our President and Chief Operating Officer from January 2001 to December 2005 and has served as a director of ours since January 2001. From November 1994 to December 2005, Mr. Lorber served as President and Chief Operating Officer of New Valley, where he also served as a director. Mr. Lorber was Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; Chairman of the Board of Directors since 1987 and Chief Executive Officer from November 1993 to December 2006 of Nathan’s Famous, Inc., a chain of fast food restaurants; Chairman of the Board of Ladenburg Thalmann Financial Services from May 2001 to July 2006 and Vice Chairman since July 2006. Mr. Lorber was a Director of Borders Group Inc. from May 2010 until January 2012 and was a director from 1991 to 2011 of United Capital Corp., a real estate investment and diversified manufacturing company, which ceased to be a public reporting company in 2011. He is also a trustee of Long Island University.
Richard J. Lampen has served as our Executive Vice President since July 1996. From October 1995 to December 2005, Mr. Lampen served as the Executive Vice President and General Counsel of New Valley, where he also served as a director. Since September 2006, he has served as President and Chief Executive Officer of Ladenburg Thalmann Financial Services. From November 1998 to November 2011, he served as President and Chief Executive Officer of CDSI Holdings Inc., an affiliate of New Valley, which is now known as SG Blocks Inc. Since October 2008, Mr. Lampen has served as President and Chief Executive Officer of Castle Brands Inc. Mr. Lampen is a director of Castle and Ladenburg Thalmann Financial Services and served as a director of SG Blocks Inc. until January 2014.
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
Marc N. Bell has been our General Counsel and Secretary since May 1994 and our Vice President since January 1998 and the Senior Vice President and General Counsel of Vector Tobacco since April 2002. From November 1994 to December 2005, Mr. Bell served as Associate General Counsel and Secretary of New Valley and from February 1998 to December 2005, as a Vice President of New Valley. Mr. Bell previously served as Liggett's General Counsel and currently serves as an officer, director or manager for many of Vector's or New Valley's subsidiaries. Mr. Bell serves as a director of SG Blocks, Inc.
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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2013		2012	2011	2010	2009
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues(1)	$1,056,200		$1,084,546	$1,133,380	$1,063,289	$801,494
Operating income	112,036	(3)	154,933	143,321	111,313	143,167
Net income attributed to Vector Group Ltd.	38,944	(4)	30,622	75,020	54,084	24,806
Per basic common share(2):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.41		$0.34	$0.85	$0.62	$0.28
Per diluted common share(2):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.41		$0.34	$0.84	$0.61	$0.28
Cash distributions declared per common share(2)	$1.54		$1.47	$1.40	$1.33	$1.27
Balance Sheet Data:
Current assets	$588,311		$639,056	$509,741	$526,763	$389,208
Total assets	1,260,159		1,086,731	927,768	949,595	735,542
Current liabilities	405,005		195,159	315,198	226,872	149,008
Notes payable, embedded derivatives, long-term debt and other obligations, less current portion	633,700		759,074	542,371	647,064	487,936
Non-current employee benefits, deferred income taxes and other long-term liabilities	243,063		211,750	159,229	121,893	103,280
Stockholders’ deficiency	(21,609)		(79,252)	(89,030)	(46,234)	(4,682)
_____________________________

(1)
Revenues include federal excise taxes of $456,703, $508,027, $552,965, $538,328, and $377,771, respectively. Effective April 1, 2009, federal excise taxes increased from $0.39 per pack of cigarettes to $1.01 per pack of cigarettes.

(2)	Per share computations include the impact of 5% stock dividends on September 27, 2013, September 28, 2012, September 29, 2011, September 29, 2010, and September 29, 2009.

(3)	Operating income includes $11,823 of income from MSA Settlements, $86,213 of Engle progeny settlement charge and $1,893 of litigation judgment expense.

(4)	Net income includes a gain of $36,140, net of taxes, to account for the difference between the carrying value and the fair value of the previously held 50% interest in Douglas Elliman.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Overview
We are a holding company and are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC and Vector Tobacco Inc. subsidiaries, and

•
the real estate business through our New Valley LLC subsidiary, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 70.59% of Douglas Elliman, which operates the largest residential brokerage company in the New York metropolitan area.

All of our tobacco operations' unit sales volume in 2013, 2012 and 2011 was in the discount segment, which management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
Our tobacco subsidiaries’ cigarettes are produced in approximately 123 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	EAGLE 20's - a brand positioned in the deep discount segment for long-term growth re-launched as a national brand in 2013,

•	PYRAMID — the industry’s first deep discount product with a brand identity re-launched in the second quarter of 2009,

•	GRAND PRIX — re-launched as a national brand in 2005,

•	LIGGETT SELECT — a leading brand in the deep discount category,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category, and

•	USA and various Partner Brands and private label brands.
In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT represented 5.5% in 2013, 7.0% in 2012 and 8.7% in 2011 of Liggett's unit volume. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX represented 7.2% in 2013, 9.6% in 2012 and 12.7% in 2011 of Liggett's unit volume. In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett’s family of brands with 65.5% of Liggett’s unit volume in 2013, 62.7% in 2012 and 56.4% in 2011. In January 2013, Liggett repackaged and relaunched EAGLE 20's to distributors and retailers on a national basis. EAGLE 20's is marketed to compete with brands positioned in the deep discount segment. EAGLE 20's represented 6.6% in 2013 of Liggett's unit volume.According to Management Science Associates, Liggett held a share of approximately 11.6% of the overall discount market segment for 2013 compared to 12.1% for 2012 and 12.8% for 2011.
Under the Master Settlement Agreement ("MSA") reached in November 1998 with 46 states and various territories, the three largest cigarette manufacturers must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds 1.63% (approximately 1.65% if the gross vs. net settlement is not concluded) of the U.S. cigarette market. Additionally, Vector Tobacco has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. market. Liggett’s and Vector Tobacco’s payments under the MSA are based on each company’s incremental market share above the minimum threshold applicable to such company. We believe that our tobacco subsidiaries have gained a sustainable cost advantage over their competitors as a result of the settlement.
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

Recent Developments

Douglas Elliman. On December 13, 2013, an affiliate of New Valley LLC acquired an additional 20.59% interest in Douglas Elliman from Prudential Real Estate Financial Services of America, Inc. for a purchase price of $60,000. The acquisition increased our ownership of Douglas Elliman from 50% to 70.59%. Consequently, after December 13, 2013, we consolidate the operations and financial position of Douglas Elliman and recognized a gain of $60,842 to account for the difference between the carrying value and the fair value of the previously held 50% interest.

NPM Adjustment.  In March 2006, an economic consulting firm selected pursuant to the MSA determined that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers, to non-participating manufacturers, for 2003. This is known as the “NPM Adjustment.” The economic consulting firm subsequently rendered the same decision with respect to 2004 and 2005. In March 2009, a different economic consulting firm made the same determination for 2006. As a result, the manufacturers are entitled to potential NPM Adjustments to each of their 2003 - 2006 MSA payments. The Participating Manufacturers are also entitled to potential NPM Adjustments to their 2007 - 2012 payments pursuant to agreements entered into between the OPMs and the Settling States under which the OPMs agreed to make certain payments for the benefit of the Settling States, in exchange for which the Settling States stipulated that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers for each of those years. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid allocation of the NPM Adjustment to the payments made by the manufacturers for the benefit of that Settling State.
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

Effective December 17, 2012, the Participating Manufacturers entered into a “term sheet” with 20 Settling States setting out terms for settlement of the NPM Adjustment for 2003 through 2012 and addressing the NPM Adjustment with respect to those states for future years. Certain of the non-settling states objected to the settlement. In March 2013, the arbitration panel entered a Stipulated Partial Settlement and Award which, among other things, overruled the objections of the non-settling states and directed the independent auditor to implement certain terms of the term sheet effective with the April 15, 2013 MSA payments. In May 2013, two additional states joined the settlement. Several non-settling states are attempting to vacate the settlement award by filing state court actions. In Idaho, a trial court denied that state's motion to vacate, and the state noticed an appeal of that denial. Although certain terms of the settlement were implemented by the independent auditor on April 15, 2013, no assurance can be given as to the ultimate outcome of the non-settling states' challenges. It is possible that Liggett or Vector Tobacco might be required to make additional payments in connection with this dispute.

As a result of the settlement, in the first quarter of 2013 Liggett and Vector Tobacco recognized income of $5,602. Following the additional two states joining the settlement in May 2013, Liggett and Vector Tobacco recognized an additional $1,345 of income in the second quarter of 2013. The remaining NPM Adjustment accrual of $27,600 at December 31, 2013 relates to the disputed amounts Liggett and Vector Tobacco have withheld from the non-settling states for 2004 through 2010. Approximately $16,600 remains in the disputed payments accounts relating to the 2011 and 2012 NPM Adjustment dispute with these non-settling states.
In September 2013, the panel issued its decisions with respect to the 15 states that did not enter into the stipulated partial settlement and award, finding that six states did not diligently enforce their MSA escrow statutes in 2003. As a result, in April 2014, Liggett is entitled to receive a credit for the 2003 NPM Adjustment, in the amount of $5,987 including interest. This amount was recognized in the third quarter of 2013. All six of the states that were found to be non-diligent have filed motions in state court seeking to vacate the arbitration award. No assurance can be given as to the ultimate outcome of these challenges.

Redemption of Debentures. On October 29, 2013, we issued a Notice of Optional Redemption to each holder of our 3.875% Variable Interest Senior Convertible Debentures due 2026.  Pursuant to the Notice of Optional Redemption, we intended to redeem all of the remaining Debentures outstanding under the Indenture on November 29, 2013. During November 2013, all of the outstanding $43,222 was converted into 2,970,168 shares of our common stock. The conversions resulted in non-cash accelerated interest expense of $12,414 for the year ended December 31, 2013. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $43,222.

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
The aggregate net proceeds from the sale of the 7.75% senior secured notes were approximately $438,250 after deducting offering expenses. We used the net proceeds of the issuance for the cash tender offer described below and the redemption price for any existing 11% senior secured notes that are not tendered, plus accrued and unpaid interest plus any related fees and expenses.
Tender Offer. On January 29, 2013, we announced we were commencing a cash tender offer with respect to any and all of the outstanding $415,000 of our 11% senior secured notes due 2015. We retired $336,315 of the 11% senior secured notes at a premium of 104.292%, plus accrued and unpaid interest, on February 12, 2013. The remaining $78,685 of the 11% senior secured notes were called and were retired on March 14, 2013 at a redemption price of 103.667% plus accrued and unpaid interest. We recorded a loss on the extinguishment of the debt of $21,458 for the twelve months ended December 31, 2013, which included $17,820 of premium and tender offer costs and non-cash interest expense of $3,638 related to the write-off of net unamortized debt discount and deferred finance costs.
Coral Beach. In December 2013, a subsidiary of New Valley invested $3,030 to acquire a 49% interest in a joint venture that acquired a 52-acre site in Bermuda.  The property consists of the Horizons Hotel, which includes 56 hotel units, and Coral Beach and Tennis Club, which includes 31 hotel units, in Bermuda.  The Coral Beach and Tennis Club is open while the Horizons hotel is closed.  Renovation will begin on the Coral Beach and Tennis Club in 2014 and the project is expected to be completed in 2015.
8701 Collins Avenue. In December 2013, a subsidiary of New Valley invested $3,750 in a joint venture to acquire a 15% interest in the Howard Johnson’s Dezerland Beach hotel in Miami Beach, Florida, which will be redeveloped into modern hotel and residential condominium units.
ST Portfolio. In November 2013, New Valley invested $16,365 for an approximate 16.34% interest in a joint venture that owns four Class A multi-family rental assets in partnership with Winthrop Realty Trust. The four buildings are located in: Houston, Texas; Phoenix, Arizona; San Pedro, California; and Stamford, Connecticut. The buildings include 761 apartment units and 25,000 square feet of retail space.
Escena. In October 2013, the Company sold 200 single-family residential lots for approximately $22,700 net of selling costs. The remaining project consists of 667 residential lots, consisting of both single family and multi-family lots, an 18-hole golf course, clubhouse restaurant and golf shop, and a seven-acre site approved for a 450-room hotel.
Park Lane Hotel. In July 2013, a subsidiary of New Valley acquired an 5% interest in a joint venture that has agreed to acquire the Park Lane Hotel, which is presently a 47-story, 605-room independent hotel owned and operated by the Helmsley Family Trust and Estate. The joint venture is developing plans for a hotel and luxury residential condominiums.  The development is estimated to take approximately 30 months from commencement of construction. New Valley had invested $19,331 in the joint venture as of December 31, 2013.
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
In July 2013, the joint venture closed on the acquisition of the property. New Valley had invested $19,256 in the joint venture as of December 31, 2013 in the form of capital contributions and a loan bearing interest at 12% per annum, compounded quarterly, to the joint venture partner.
Investment in Indian Creek. In March 2013, New Valley invested $7,616 for an approximate 80% interest in Timbo LLC ("Indian Creek") which owns a residential real estate conversion project located on Indian Creek, Florida. As a result of the 80% ownership interest, the consolidated financial statements of the Company include Indian Creek's activities.
Hotel Taiwana. New Valley contributed additional capital of $4,770 in 2013, along with contributions of additional capital by the other investment partners of Hill Street Partners LLP ("Hill"). New Valley's investment percentage did not change. Hill used the contributions to purchase the remaining interest in Hotel Taiwana and make improvements to the property.
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
Engle Progeny Settlement. On October 23, 2013, a settlement was reached between us and approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, and as a result of the satisfaction of certain conditions by the participating plaintiffs and their counsel, Liggett will pay a total of approximately $110,000, with approximately $2,100 paid in December 2013, approximately $59,500 paid in February 2014 and the balance to be paid in installments over the next 14 years, with a cost of living adjustment beginning in year eight. We recorded a charge of $86,213 for the year ended December 31, 2013 in connection with the proposed settlement. Of this amount, $25,213 is related to certain payments discounted to their present value because the timing and amounts of such payments are fixed and determinable. The present value of the installment payments was computed using an 11% annual discount rate. The installment payments total approximately $48,000 on an undiscounted basis. Our future payments are estimated to be approximately $3,000 in 2015, $3,500, per annum in 2016 through 2018 and $34,500 in the aggregate thereafter.
The settlement provides for a standstill precluding further litigation against us and Liggett by the participating plaintiffs. In December 2013, Liggett funded approximately $2,100 into the court approved qualified settlement fund with respect to the de minimis and non-use cases and those cases were dismissed with prejudice against us and Liggett. Notwithstanding the comprehensive nature of the Engle Progeny Settlement, approximately 400 plaintiffs did not participate in the settlement and, therefore, we and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the our consolidated financial position, results of operations and cash flows.

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
Revenue Recognition.  Revenues from sales of cigarettes are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. In accordance with authoritative guidance on how taxes collected from customers and remitted to governmental authorities should be presented in the income statement (that is, gross versus net presentation), our accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues and cost of sales totaled $456,703, $508,027, and $552,965 for the years ended December 31, 2013, 2012 and 2011, respectively. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
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
Contingencies.  We record Liggett's product liability legal expenses and other litigation costs as operating, selling, administrative and general expenses as those costs are incurred. As discussed in Note 14 to our consolidated financial statements, legal proceedings regarding Liggett's tobacco products are pending or threatened in various jurisdictions against Liggett and us.
We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in Note 14 to our consolidated financial statements and discussed below related to the eleven cases where an adverse verdict was entered against Liggett: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.
Although Liggett has generally been successful in managing litigation in the past, litigation is subject to uncertainty and significant challenges remain, particularly with respect to the Engle progeny cases.
Adverse verdicts have been entered against Liggett in eleven state court Engle progeny cases (see Note 14 to our consolidated financial statements), and several of these verdicts have been affirmed on appeal and satisfied by Liggett. Through December 31, 2013, other than the Lukacs case, the verdicts against Liggett have ranged from $1 to $3,479. In two of these cases, punitive damages were also awarded for $1,000 and $7,600. We have not accrued for these cases as of December 31, 2013. Our potential range of loss in the seven Engle progeny cases currently on appeal is between $0 and $18,500 in the aggregate, plus accrued interest and attorneys' fees.
Except as discussed in Note 14 to our consolidated financial statements, management is unable to estimate the possible loss or range of loss from remaining Engle progeny cases as there are currently multiple defendants in each case and discovery has not occurred or is limited. As a result, we lack information about whether plaintiffs are, in fact, Engle class members (non-class members' claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things.  Further, plaintiffs typically do not specify their demand for damages.
There is other tobacco-related litigation pending against Liggett, which is discussed in Note 14 to our consolidated financial statements. This litigation is also evaluated on a quarterly basis. Management is not able to predict the outcome of any of the other tobacco-related litigation pending or threatened against Liggett.
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
Settlement Agreements.  As discussed in Note 14 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the MSA. Liggett and Vector Tobacco have no payment obligations under the MSA except to the extent their market shares exceed approximately 1.63% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the MSA, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the MSA is recorded in cost of goods sold as the products are shipped. Settlement expenses under the MSA recorded in the accompanying consolidated statements of operations were $103,530 for 2013, $137,609 for 2012 and $155,707 for 2011. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
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
At December 31, 2013 and 2012, the fair value of derivative liabilities was estimated at $112,062 and $172,128, respectively. The decrease is due to the gain on the changes in fair value of convertible debt and the conversion of all of the 3.875% Convertible Debentures.
Changes to the fair value of these embedded derivatives are reflected on our consolidated statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. We recognized a gain of $18,935 in 2013, a loss of $7,476 in 2012 and a gain of $7,984 in 2011 due to changes in the fair value of the embedded derivatives.
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
We recognized non-cash interest expense of $21,482, $10,684 and $6,355 in 2013, 2012 and 2011, respectively, due to the amortization of the debt discount attributable to the embedded derivatives and $14,896, $7,332, and $4,086 in 2013, 2012 and 2011, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.
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
Stock-Based Compensation.  Our stock-based compensation uses a fair value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight line basis over the requisite service period of the award. We recognized stock-based compensation expense of $2,212, $1,755 and $1,715 in 2013, 2012 and 2011 related to the amortization of stock option awards and $307, $3,808 and $1,468 related to the amortization of restricted stock grants. As of December 31, 2013 and 2012, there was $2,577 and $2,103, respectively, of total unrecognized cost related to employee stock options and $1,100 and $134, respectively, of total unrecognized cost related to restricted stock grants. See Note 13 to our consolidated financial statements.
Employee Benefit Plans.  The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of December 31, 2013, our benefit obligations were computed assuming a discount rate between 3.00% - 4.75%. As of December 31, 2013, our service cost was computed assuming a discount rate of 2.25% - 4.00%. In determining our expected rate of return on plan assets we consider input from our external advisors and historical returns based on the expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 7.2%, 7.5% and 5.2% for the years ended December 31, 2013, 2012 and 2011, respectively, and our actual five-year annual rate of return on our pension plan assets was 13.6%, 2.9% and 2.9% for the years ended December 31, 2013, 2012 and 2011, respectively. In computing expense for the year ended December 31, 2014, we will use an assumption of a 6.5% annual rate of return on our pension plan assets. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.
Net pension expense for defined benefit pension plans and other postretirement benefit expense was $1,304, $3,603 and $3,300 for 2013, 2012 and 2011, respectively, and we currently anticipate benefit income will be approximately $345 for 2014. In contrast, our funding obligations under the pension plans are governed by the Employee Retirement Income Security Act (“ERISA”). To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the tax qualified pension plans for the pension plan year beginning on January 1, 2.014 and ending on December 31, 2014.
Long-Term Investments and Impairments.  At December 31, 2013, we had long-term investments of $29,383, which consisted primarily of investment partnerships investing in investment securities and real estate. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of the investment partnerships is provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. Gains are recognized when realized in our consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. On a quarterly basis, we evaluate our investments to determine whether an impairment has occurred. If so, we also make a determination of whether such impairment is considered temporary or other-than-temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts and circumstances driven. However, among the matters that are considered in making such a determination are the period of time the investment has remained below its cost or carrying value, the severity of the decline, the likelihood of recovery given the reason for the decrease in market value and our original expected holding period of the investment.
Goodwill and Indefinite Life Assets. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment on an annual basis at December 31, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable.
The majority of the Company's goodwill and trademarks are related to Douglas Elliman.
The Company follows ASC 350, Intangibles -- Goodwill and Other, included in ASU 2011-08, Testing Goodwill for Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The Company performed the qualitative assessment for the year ended December 31, 2013 and determined that performing the first step of the two-step impairment test was unnecessary.
The fair value of trademarks and intangible asset associated with the benefit under MSA are calculated using a "relief from royalty payments" method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademarks and intangible asset associated with the benefit under MSA and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trademark and the intangible asset associated with the benefit under the MSA. The Company performed its impairment test for the year ended December 31, 2013 and no impairment was noted.
Other Intangible Assets. Other intangible assets consist primarily of favorable leases.
Income Taxes.  The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time and, as a result, changes in our subjective assumptions and judgments may materially affect amounts recognized in our consolidated financial statements. See Note 12 to our consolidated financial statements for additional information regarding our accounting for income taxes and uncertain tax positions.

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
Our significant business segments for the three years ended December 31, 2013 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes the Company’s investments in consolidated and non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies and can be found in Note 1 to our consolidated financial statements.

	Year Ended December 31,
	2013		2012	2011
	(Dollars in thousands)
Revenues:
Tobacco	$1,014,341		$1,084,546	$1,133,380
Real estate	41,859		—	—
Total revenues	$1,056,200		$1,084,546	$1,133,380

Operating income (loss):
Tobacco	112,020	(1)	176,017	164,581
Real estate	15,805		(2,013)	(1,929)
Corporate and other	(15,789)		(19,071)	(19,331)
Total operating income	$112,036		$154,933	$143,321
_____________________________

(1)	Operating income includes $11,823 of income from MSA Settlements, $86,213 of Engle progeny settlement charge and $1,893 of litigation judgment expense.

2013 Compared to 2012
Revenues: Total Revenues were $1,056,200 for the year ended December 31, 2013 compared to $1,084,546 for the year ended December 31, 2012. The $28,346 (2.6% ) decline in revenues was due to a $70,205 decline in tobacco revenues offset by real estate revenues of $41,859.
Tobacco Revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $1.00 per carton in June 2012, $0.60 per carton in December 2012, $0.60 per carton in June 2013 and $0.70 per carton in December 2013.
All of our sales were in the discount category in 2013 and 2012. For the year ended December 31, 2013, tobacco revenues were $1,014,341 compared to $1,084,546 for the year ended December 31, 2012. Revenues declined by 6.5% ($70,205) due to a decline in sales volume of $116,608 (approximately 1,019.9 million units) offset by a favorable price variance of $46,403 primarily related to increases in the price of PYRAMID.
Real Estate Revenues. On December 13, 2013, an affiliate of New Valley LLC acquired an additional 20.59% interest in Douglas Elliman from Prudential Real Estate Financial Services of America, Inc. for a purchase price of $60,000. The acquisition increased our ownership position in Douglas Elliman from 50% to 70.59%. Consequently, after December 13, 2013,we consolidate the operations and financial position of Douglas Elliman in our financial statements.   Real estate revenues of $41,859 for the year ended December 31, 2013 related to the half-month of Douglas Elliman revenues of $19,125 and the October 2013 sale of 200 of the 867 residential lots of New Valley LLC's Escena project for approximately $22,734, net of selling costs.
Cost of Goods Sold. Total cost of goods sold were $747,186 for the year ended December 31, 2013 compared to $823,452 for the year ended December 31, 2012. The $76,266 (9.3% ) decline in cost of goods sold was due to a $94,059 decline in tobacco cost of goods sold offset by the Douglas Elliman real estate commissions expense of $17,793.
Tobacco Cost of Goods Sold. Our tobacco cost of goods sold declined from $823,452 for the year ended December 31, 2012 to $729,393 for the year ended December 31, 2013. The major components of our tobacco cost of goods sold are federal excise taxes, expenses under the MSA, FDA legislation and tobacco buyout, which are variable costs based on the number of units sold, and tobacco and other manufacturing costs, which are fixed and variable costs. Federal excise taxes declined from $508,027 for the twelve months ended December 31, 2012 to $456,703 for the year ended December 31, 2013 as a result of decreased unit sales volume of 10.1%. Tobacco and other manufacturing costs were $123,258 and $129,634 for the year ended December 31, 2013 and 2012, respectively. Expenses under the MSA were $103,530 and $137,609 for the year ended December 31, 2013 and 2012, respectively. Cost of goods sold declined by $94,059 (11.4% ) and $69,431 (7.8%) due to a decline in the units of volume sold.
Real Estate Cost of Goods Sold. Real estate costs of goods sold was $17,793 for the year ended December 31, 2013 and consisted primarily of the Douglas Elliman commissions expense of $15,245 and the cost of the 200 residential lots sold in the Escena project in October 2013 of $2,548.

Tobacco gross profit. Tobacco gross profit was $284,948 for the year ended December 31, 2013 compared to $261,094 for the year ended December 31, 2012. The $23,854 (9.1%) increase was due primarily to increases in the price of PYRAMID. As a percentage of revenues (excluding federal excise taxes), Tobacco gross profit increased to 51.1% in the 2013 period compared to gross profit of 45.3% in the 2012 period due to price increases.
Expenses. Operating, selling, general and administrative expenses were $108,872 for the year ended December 31, 2013 compared to $106,161 for the same period last year, an increase of $2,711 (2.6%). Tobacco expenses were $84,823 for the year ended December 31, 2013 compared to $85,077 for the year ended December 31, 2012. The decline of $254 was primarily the result of lower tobacco product liability, legal expenses, and increased pension income offset by increased sales force and expenses incurred by Zoom e-cigarettes in 2013. Excluding the Engle progeny settlement charge of $86,213, tobacco product liability legal expenses were $9,321 and $9,666 for the year ended December 31, 2013 and 2012, respectively. Real estate expenses were $8,260 for the year ended December 31, 2013 compared to $2,013 for the year ended December 31, 2012. The increase of $6,247 was primarily related to the operating, selling and administrative expenses of Douglas Elliman. Expenses at the corporate segment declined from $19,071 to $15,789 in 2013 primarily as a result of lower pension and stock compensation expense.
Operating income. Operating income was $112,036 for the year ended December 31, 2013 compared to $154,933 for the same period last year, a decline of $42,897 (27.7%). For the year ended December 31, 2013, the tobacco segment operating income declined from $176,017 in 2012 to $112,020 in 2013. The tobacco segment operating income decline of $63,997 was primarily associated with the Engle progeny settlement charge of $86,213 and judgment expense of $1,893, offset by the income from the MSA settlements of $11,823 in 2013. The real estate segment had operating income of $15,805 for the year ended December 31, 2013 compared to an operating loss of $2,013 for the year ended December 31, 2012. The increase of $17,818 was primarily related to the sale of 200 of the 867 residential lots of New Valley LLC's Escena project offset by increases in operating losses at the Escena operations in 2013. The operating loss at the corporate segment was $15,789 for the year ended December 31, 2013 compared to $19,071 for 2012, a decrease of $3,282 primarily as a result of lower pension and stock compensation expense.
Other income (expenses). Other expenses were $48,549 for the year ended December 31, 2013 compared to other expenses of $101,216 for the same period last year. For the year ended December 31, 2013, other expenses primarily consisted of interest expense of $132,147, loss on extinguishment of the 11% Senior Secured Notes of $21,458 and accelerated interest expense related to the conversion of the 3.875% Variable Interest Senior Convertible Debentures of $12,414. The increase in interest expense in 2013 was primarily attributable to higher average debt balances. This was offset by the gain on the Douglas Elliman acquisition of $60,842, equity income on non-consolidated real estate businesses of $22,925, income of $18,935 from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $5,152, equity income on long-term investments of $2,066 and interest and other income of $7,550. For the year ended December 31, 2012, other expenses primarily consisted of interest expense of $110,102, a loss of $7,476 from changes in fair value of derivatives embedded within convertible debt, accelerated interest expense related to the conversion of debt of $14,960 and an equity loss on long-term investments of $1,261. This was offset by equity income on non-consolidated real estate businesses of $29,764, gain on sale of investment securities available for sale of $1,640, and interest and other income of $1,179.
The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility.  We recognized income of $18,935 for the year ended December 31, 2013 and charges of $7,476 for the year ended December 31, 2012.
Income before income taxes. Income before income taxes for the year ended December 31, 2013 was $63,487 compared to $53,717 for the year ended December 31, 2012. The increase is attributable to the items discussed above.
Income tax expense. The income tax expense was $24,795 for the year ended December 31, 2013, compared to $23,095 for the year ended December 31, 2012. Our income tax rates for the years ended December 31, 2013 and 2012 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction.
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

Liquidity and Capital Resources

Net cash and cash equivalents decreased by $171,389 and $58,902 in 2013 and 2011, respectively, and increased by $164,932 in 2012.
Net cash provided from operations was $52,026, $84,086 and $36,041 in 2013, 2012 and 2011, respectively. The change in the 2013 period, when compared to the 2012 period, primarily related to cash payments in the 2013 period associated with the extinguishment of our 11% Senior Secured Notes due 2015, lower distributions from non-consolidated real estate businesses, lower settlement accruals under the MSA in the 2013 period due to the NPM Settlement and lower unit sales and higher collections of accounts receivable in the 2012 period compared to the 2013 period due to the timing of sales in the fourth quarter of each respective previous year and increased interest payments in the 2013 period.The change in the 2012 period, when compared to the 2011 period, primarily related to decreased operating income in the 2013 period, a reduction of accounts receivable in 2012 compared to an increase in 2011 and a decrease in inventory in the 2012 period. In 2011, Liggett extended terms on PYRAMID sales by five days and this program continued in 2012. The initiation of longer terms for PYRAMID increased trade accounts receivable by $23,020 in the 2011 period. Trade accounts receivable declined by $13,622 for the year in 2012 due to the timing of receipts in December 2012 compared to December 2011. The changes related to trade accounts receivable increased cash flow from operations by $36,642 in the 2012 period as compared to the 2011 period. The amount was offset by higher payments under the Master Settlement Agreement in 2012 compared to 2011 and lower accruals under the Master Settlement Agreement due to lower unit sales in 2012.
Cash used in investing activities was $91,952 and $4,139 in 2013 and 2012, respectively, compared to cash provided by investing activities of $41,285 in 2011. In 2013, cash used in investing activities was for purchase of real estate businesses of $75,731, capital expenditures of $13,275, purchase of long-term investments of $5,000, the purchase of investment securities of $170,964, an increase in cash surrender value of corporate-owned life insurance policies of $628, the issuance of notes receivable of $8,600, and the purchase of subsidiaries of $67,616. This was offset by the proceeds from distributions from non-consolidated real estate businesses of $3,142, the sale of investment securities of $117,729, the proceeds from the sale of fixed assets of $48, a decrease in non-current restricted assets of $1,081, cash acquired in the Douglas Elliman Realty consolidation of $116,935, the repayment of notes receivable of $10,347 and proceeds from the sale or liquidation of long-term investments of $580. In 2012, cash used in investing activities was for purchase of real estate businesses of $33,375, capital expenditures of $11,265, purchase of long-term investments of $5,000, the purchase of investment securities of $5,647, an increase in cash surrender value of corporate-owned life insurance policies of $907, the issuance of notes receivable of $383, and an increase in non-current restricted assets of $1,130. This was offset by the proceeds from distributions from non-consolidated real estate businesses of $49,221, the sale of investment securities of $3,831, the proceeds from the sale of fixed assets of $444, and the proceeds from the sale or liquidation of long-term investments of $72. In 2011, cash provided by investing activities was primarily from the proceeds from the sale or maturity of investment securities of $31,643, proceeds from the sale or liquidation of long-term investments of $66,190, distributions from non-consolidated real estate businesses of $8,450 and proceeds from the sales of townhomes of $19,629. This was offset by cash primarily used for the purchase of investment securities of $5,039, purchase of real estate businesses of $41,859, purchase of long-term investments of $10,000, capital expenditures of $11,838, an increase in cash surrender value of corporate-owned life insurance policies of $744 and the issuance of notes receivable of $15,256.
Cash used in financing activities was $131,463 and $136,228 in 2013 and 2011, respectively. Cash provided by financing activities was $84,985 in 2012. In 2013, cash used for financing activities was primarily for distributions on common stock of $144,711, distributions to non-controlling interest of $11,764, repayment of debt of $422,581, and deferred financing costs of $11,750. This was offset by proceeds from debt issuance of $457,767, net borrowings of debt under the revolver of $994, proceeds from the exercise of Vector options of $544, and tax benefit of options exercised of $38. In 2012, cash provided by financing activities was primarily from proceeds from debt issuance of $244,075, net borrowings of debt under the revolver of $7,958, proceeds from the issuance of Vector stock of $611, proceeds from the exercise of Vector options of $140, and tax benefit of options exercised of $52. This was offset by distributions on common stock of $137,114, repayment of debt of $19,258 , and deferred financing costs of $11,479. In 2011, cash was used for distributions on common stock of $125,299, net repayments of debt under the revolver of $14,238 and repayment of debt of $4,960 offset by proceeds from debt issuance of $6,419, proceeds from the exercise of Vector options of $1,029, and tax benefit of options exercised of $821.
Tobacco Litigation. To date, eleven verdicts have been entered in Engle progeny cases against Liggett in the total amount of approximately $33,773, plus attorneys' fees and interest. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. It is possible that additional cases could be decided unfavorably.
On October 23, 2013, a settlement was reached between us and approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, and as a result of the satisfaction of certain conditions by the participating plaintiffs and their counsel, Liggett will pay a total of approximately $110,000, with approximately $2,100 paid in December 2013, approximately $59,500 paid in February 2014 and the balance to be paid in installments over the next 14 years, with a cost of living adjustment beginning in year eight. We recorded a charge of $86,213 for the year ended December 31, 2013 in connection with the proposed settlement. Of this amount, $25,213 is related to certain payments discounted to their present value because the timing and amounts of such payments are fixed and determinable. The present value of the installment payments was computed using an 11% annual discount rate. The installment payments total approximately $48,000 on an undiscounted basis. Our future payments are estimated to be approximately $3,000 in 2015, $3,500, per annum in 2016 through 2018 and $34,500 in the aggregate thereafter.
The settlement provides for a standstill precluding further litigation against us and Liggett by the participating plaintiffs. In December 2013, Liggett funded approximately $2,100 into the court approved qualified settlement fund with respect to the de minimis and non-use cases and those cases were dismissed with prejudice against us and Liggett. Notwithstanding the comprehensive nature of the Engle Progeny Settlement, approximately 400 plaintiffs did not participate in the settlement and, therefore, we and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the our consolidated financial position, results of operations and cash flows.
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
Vector.   On October 29, 2013, we issued a Notice of Optional Redemption to each holder of our 3.875% Variable Interest Senior Convertible Debentures due 2026.  Pursuant to the Notice of Optional Redemption, we intended to redeem all of the remaining Debentures outstanding under the Indenture on November 29, 2013. During November 2013, all of the outstanding $43,222 was converted into 2,970,168 shares of our common stock. The conversions resulted in non-cash accelerated interest expense of $12,414 for the year ended December 31, 2013. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $43,222.
In February 2013, we issued $450,000 of our 7.75% senior secured notes due 2021 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The aggregate net proceeds from the issuance of the 7.75% senior secured notes were approximately $438,250 after deducting offering expenses. We used the net proceeds of the issuance for a cash tender offer for any existing 11% senior secured notes announced on January 29, 2013 with respect to any and all of the outstanding $415,000 of our 11% senior secured notes due 2015. We retired $336,315 of the 11% senior secured notes at a premium of 104.292%, plus accrued and unpaid interest, on February 12, 2013. We called and then retired the remaining $78,685 of the 11% senior secured notes at a redemption price of 103.667% plus accrued and unpaid interest, on March 14, 2013. We recorded a loss on the extinguishment of the debt of $21,458 for the twelve months ended December 31, 2013, which included $17,820 of premium and tender offer costs and non-cash interest expense of $3,638 related to the write-off of net unamortized debt discount and deferred finance costs.
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

Covenant	Indenture Requirement	December 31, 2013	December 31, 2012
Consolidated EBITDA, as defined	$75,000	$264,958	$231,385
Leverage ratio, as defined	<3.0 to 1	1.22 to 1	0.5 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.5 to 1	Negative

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
The notes pay interest (“Total Interest”) on a quarterly basis beginning January 15, 2013 at a rate of 2.5% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 7.5% per annum. The notes are convertible into our common stock at the holder’s option. The conversion price at December 31, 2013 was $17.62 per share (approximately 56.7568 shares of common stock per $1,000 principal amount of the note), is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on January 15, 2019.
Liggett Financing.  In 2013, Liggett entered into two financing agreements for a total of $6,580 related to the purchase of equipment. The weighted average interest rate of the outstanding debt is 4.66% per annum and the interest rate on the two notes are 3.28% and 4.99%. Total monthly installments are approximately $181.
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
In February 2012, Liggett and Wells Fargo renewed the $50,000 Credit Facility. The Credit Facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. The Credit Facility expires on March 8, 2015; provided that Liggett may terminate the Credit Facility prior to March 8, 2015 at any time by giving at least 30 days prior written notice to Wells Fargo, and Wells Fargo may, at Well Fargo's option, terminate the Credit Facility at any time upon the occurrence and during the continuance of an Event of Default. Prime rate loans under the facility bear interest at a rate equal to the prime rate of Wells Fargo with Eurodollar rate loans bearing interest at a rate of 2.0% above Wells Fargo's adjusted Eurodollar rate. The credit facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined under the credit facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the credit facility, is less than $20,000. The covenants also require that annual Capital Expenditures, as defined under the credit facility (before a maximum carryover amount of $2,500), shall not exceed $15,000 during any fiscal year except for 2010, when Liggett was permitted to incur Capital Expenditures of up to $33,000.
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
As of December 31, 2013, a total of $34,308 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the facility was approximately $15,692 based on eligible collateral at December 31, 2013. At December 31, 2013, management believed that Liggett was in compliance with all covenants under the credit facility as amended. Liggett’s EBITDA, as defined, were approximately $183,362 for the twelve months ended December 31, 2013. For purposes of the EBITDA calculation, as defined under the Credit Facility, Liggett has excluded $86,213 related to the Engle Progeny settlement further described in Note 14.
We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2013, we and our subsidiaries had total outstanding indebtedness of $893,416. Approximately $157,500  of our 6.75% convertible notes mature in 2014 and $230,000 of our 7.5% variable interest senior convertible notes mature in 2019. Holders of our 3.875% variable interest senior convertible debentures due 2026 converted an aggregate of $55,778 principal amount of the debentures into 3,650,486 shares of our common stock in 2012. We recorded non-cash accelerated interest expense related to the converted debt of $14,960 for the year ended December 31, 2012. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $55,778. Holders of the debentures converted an aggregate of $43,222 principal amount of the debentures into 2,970,168 shares of our common stock in November 2013. We recorded non-cash accelerated interest expense related to the converted debt of $12,413 for the year ended December 31, 2013. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $43,222.
We incurred an additional $450,000 of indebtedness in connection with the February 2013 offering of our 7.75% senior secured notes due 2021 to retire $415,000 of our outstanding 11% senior secured notes due 2015. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette operations are positive cash flow generating units and will continue to be able to sustain our operations without any significant liquidity concerns. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $234,500, investment securities available for sale of approximately $172,500, long-term investments with an estimated value of approximately $33,800 and availability under Liggett's credit facility of approximately $15,700 at December 31, 2013. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
The total amount of unrecognized tax benefits was $6,269 at January 1, 2013 and decreased $3,147 during the year ended December 31, 2013, primarily from the expiration of various state statute of limitations. The total amount of unrecognized tax benefits was $6,597 at January 1, 2012 and decreased $328 during the year ended December 31, 2012, primarily from the expiration of various state statute of limitations.

Long-Term Financial Obligations and Other Commercial Commitments
Our significant long-term contractual obligations as of December 31, 2013 were as follows:

Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt(1)	$196,832	$13,268	$2,911	$230	$177	$680,000	$893,418
Operating leases(2)	18,146	16,975	13,762	12,007	9,999	26,032	96,921
Inventory purchase commitments(3)	29,641	—	—	—	—	—	29,641
Capital expenditure purchase commitments(4)	3,796	—	—	—	—	—	3,796
Interest payments(5)	87,859	61,841	62,638	62,566	63,655	94,382	432,941
Engle progeny settlement	59,532	2,954	3,454	3,454	3,454	34,539	107,387
Total (6),(7)	$395,806	$95,038	$82,765	$78,257	$77,285	$834,953	$1,564,104
_____________________________

(1)	Long-term debt is shown before discount. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 9 to our consolidated financial statements.

(2)
Operating lease obligations represent estimated lease payments for facilities and equipment. The amounts presented do not include amounts scheduled to be received under non-cancelable operating subleases of $130 in 2014, $111 in 2015 and zero thereafter. See Note 10 to our consolidated financial statements.

(3)	Inventory purchase commitments represent primarily purchase commitments under our leaf inventory management program. See Note 4 to our consolidated financial statements.

(4)	Capital expenditure purchase commitments represent purchase commitments for machinery and equipment at Liggett and Vector Tobacco. See Note 5 to our consolidated financial statements.

(5)
Interest payments are based on current interest rates at December 31, 2013 and the assumption our current policy of a cash dividend of $0.40 per quarter and an annual 5% stock dividend will continue. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 9 to our consolidated financial statements.

(6)	Not included in the above table is approximately $81,431 of net deferred tax liabilities and $3,122 of unrecognized income tax benefits.

(7)	Because their future cash outflows are uncertain, the above table excludes our pension and post benefit plans unfunded obligations of $48,856 at December 31, 2013.
Payments under the MSA, discussed in Note 14 to our consolidated financial statements, and the federal tobacco quota legislation, discussed in “Legislation and Regulation” below, are excluded from the table above, as the payments are subject to adjustment for several factors, including inflation, overall industry volume, our market share and the market share of non-participating manufacturers.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2013, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.

In February 2004, Liggett Vector Brands entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2016. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. To secure its potential obligations under the agreement, Liggett Vector Brands posted a $100 letter of credit and agreed to fund up to an additional $400. In the third quarter of 2013, Liggett paid $83 for obligations under this program, and therefore, is only committed to fund an additional $317 over the letter of credit. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2013.
At December 31, 2013, we had outstanding approximately $1,964 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
As of December 31, 2013, approximately $34,300 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of December 31, 2013, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $343.
In addition, as of December 31, 2013, $186,458 ($387,530 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $2,582 with approximately $31 resulting from the embedded derivative associated with our 6.75% note due 2014, $59 resulting from the embedded derivative associated with our 6.75% exchange notes due 2014, and the remaining $2,492 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $10,220 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility.The range of estimated fair market values of our embedded derivatives was between $113,392 and $110,758. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $112,062 as of December 31, 2013. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
We held investment securities available for sale totaling $172,534 at December 31, 2013, which includes 14,191,205 common shares and 240,000 preferred shares of Ladenburg Thalmann Financial Services Inc. carried at $44,418 and $5,688, respectively, and 1,000,000 warrants carried at $1,758.
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

Legislation and Regulation
Reports with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years and, in the opinion of Liggett’s management, have had and will continue to have an adverse effect on cigarette sales. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports stating that cigarette smoking is a causative factor with respect to a variety of health hazards, including cancer, heart disease and lung disease, and have recommended various government actions to reduce the incidence of smoking. In 1997, Liggett publicly acknowledged that, as the Surgeon General and respected medical researchers have found, smoking causes health problems, including lung cancer, heart and vascular disease, and emphysema.
On June 22, 2009, the President signed into law the Family Smoking Prevention and Tobacco Control Act (the "Tobacco Control Act"). The law grants the Food and Drug Administration (“FDA”) broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from banning all cigarettes or all smokeless tobacco products. Among other measures, the law (under various deadlines):

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
TPSAC completed its review of the use of menthol in cigarettes and issued a report with recommendations to FDA in March 2011. The report stated that “removal of menthol cigarettes from the marketplace would benefit public health in the United States,” but did not expressly recommend that FDA ban menthol cigarettes. On July 24, 2013, FDA made available its preliminary scientific evaluation (“PSE”) of public health issues related to the use of menthol in cigarettes, in which it concluded that menthol cigarettes likely pose a public health risk above that seen with non-menthol cigarettes.  FDA also issued and accepted public comment on an Advance Notice of Proposed Rulemaking (“ANPR”) seeking input related to potential regulatory options it might consider in determining what future regulatory action, if any, it believes is warranted.  A decision by FDA to ban menthol in tobacco products could have a material adverse effect on us.
The Tobacco Control Act imposes user fees on certain tobacco product manufacturers in order to fund tobacco-related FDA activities. User fees will be allocated among tobacco product classes according to a formula set out in the legislation, and then among manufacturers and importers within each class based on market share. FDA user fees for Liggett and Vector Tobacco for 2013 were $17,211 and could increase in the future.
The Tobacco Control Act also imposes significant new restrictions on the advertising and promotion of tobacco products. For example, as required under the law, FDA reissued certain regulations previously issued by them in 1996 (which were struck down by the Supreme Court in 2000 as beyond FDA's authority). Subject to limitations imposed by a federal injunction (discussed below), these regulations took effect on June 22, 2010. As written, these regulations significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color and graphics in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events, and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for nontobacco products.
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
In April 2010, a number of cigarette manufacturers filed a federal lawsuit against FDA challenging the restrictions on trade or brand names based upon First Amendment and other grounds. In May 2010, FDA issued a guidance document indicating that FDA was aware of concerns regarding the trade and brand name restrictions and while the agency was considering the matter, it intended to exercise its enforcement discretion and not commence trade or brand name enforcement actions for the duration of its consideration where: (1) the trade or brand name of the cigarettes or smokeless tobacco product was registered, or the product was marketed, in the United States on or before June 22, 2009; or (2) the first marketing or registration in the United States of the tobacco product occurs before the first marketing or registration in the United States of the non-tobacco product bearing the same name; provided, however, that the tobacco and non-tobacco product are not owned, manufactured, or distributed by the same, related, or affiliated entities (including as a licensee). The lawsuit was stayed by agreement of the parties. In November 2011, FDA issued a proposal to amend its trade name restrictions and the lawsuit was dismissed in November 2013. FDA's proposal remains under consideration. We cannot predict the future impact of the proposed amendment.
In June 2011, FDA issued a final rule that would have modified the required warnings that appear on cigarette packages and in cigarette advertisements. The rule would have required each cigarette package and advertisement to bear one of nine new textual warning statements accompanied by graphic images. The warnings would appear on at least the top 50% of the front and rear panels of cigarette packages and occupy at least 20% of cigarette advertisements. In August 2011, a number of cigarette manufacturers, including Liggett, filed a federal lawsuit against FDA challenging the constitutionality of these new graphic images on First Amendment and other grounds and seeking an injunction staying implementation of the graphic images, and other related labeling requirements. In February 2012, on First Amendment grounds, the court granted the industry's motion for summary judgment permanently enjoining implementation of FDA's graphic warnings regulation. This decision was affirmed on appeal and FDA did not seek United States Supreme Court review. Should FDA ultimately issue new graphic warnings that are deemed constitutionally valid, the decision provides that such warnings would go into effect 15 months after they are issued. We cannot predict how the inclusion of new warnings, if ultimately required by FDA in new rulemaking, would impact product sales or whether it would have a material adverse effect on us.

The Tobacco Control Act requires premarket review of “new tobacco products.” A “new tobacco product” is one that was not commercially marketed in the U.S. as of February 15, 2007 or that was modified after that date. In general, before a company may commercially market a “new tobacco product,” it must either (a) submit an application and obtain an order from FDA permitting the product to be marketed; or (b) submit a report and receive an FDA order finding the product to be “substantially equivalent” to a “predicate” tobacco product that was commercially marketed in the U.S. prior to February 15, 2007. A “substantially equivalent” tobacco product is one that has the “same characteristics” as the predicate or one that has “different characteristics” but does not raise “different questions of public health.”
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
It is likely that the Tobacco Control Act will result in a decrease in cigarette sales in the United States, including sales of Liggett's and Vector Tobacco's brands. Total compliance and related costs are not possible to predict and depend on the future requirements imposed by FDA under the new law. Costs, however, could be substantial and could have a material adverse effect on the companies' financial condition, results of operations, and cash flows. Failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on the business, financial condition and results of operation of both Liggett and Vector Tobacco. At present, we are not able to predict whether the Tobacco Control Act will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry, thus affecting its competitive position.
In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products have been assessed $10,140,000 over a ten year period, commencing in 2005, to compensate tobacco growers and quota holders for the elimination of their quota rights. For 2013, cigarette manufacturers were responsible for approximately 89% of the assessment based on relative unit volume of domestic cigarette shipments. Liggett’s and Vector Tobacco’s assessment was $28,691 for 2013. The annual assessments are set to expire at the end of 2014.
Cigarettes are subject to substantial and increasing federal, state and local excise taxes. On April 1, 2009, the federal cigarette excise tax increased from $0.39 to $1.01 per pack. State excise taxes vary considerably and, when combined with sales taxes, local taxes and the federal excise tax, can exceed $4.00 per pack. Both the federal government and many states are considering, or have pending, legislation proposing further excise tax increases. Management believes increases in excise and similar taxes have had, and will continue to have, an adverse effect on sales of cigarettes.
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
Our Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 3, 2014, are set forth beginning on page F-1 of this report.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
We have excluded from our evaluation the internal controls over financial reporting of Douglas Elliman Realty, LLC, which we acquired on December 13, 2013. As of December 31, 2013 and for the period from December 13, 2013 through December 31, 2013, total assets and total revenues subject to Douglas Elliman Realty, LLC’s internal control over financial reporting represented 21.2% and 2% of the Company’s consolidated total assets and total revenues, respectively.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which is included herein.
Material Changes in Internal Control
There were no changes in our internal control over financial reporting during the fourth quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the following headings in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference: “Board Proposal 1 — Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Compliance.” See Item 5 of this report for information regarding our executive officers.

ITEM 11.	EXECUTIVE COMPENSATION
The information contained under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2014 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) INDEX TO 2013 CONSOLIDATED FINANCIAL STATEMENTS:
Our consolidated financial statements and the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 3, 2014, appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-76

(c) OTHER FINANCIAL STATEMENTS REQUIRED BY REGULATION S-X:
Liggett Group LLC
The consolidated financial statements of Liggett Group LLC for the three years ended December 31, 2013 are filed as Exhibit 99.2 to this report and are incorporated by reference.
Vector Tobacco Inc.
The financial statements of Vector Tobacco Inc. for the three years ended December 31, 2013 are filed as Exhibit 99.3 to this report and are incorporated by reference.
Douglas Elliman Realty LLC
The consolidated financial statements of Douglas Elliman Realty LLC for the period ended December 13, 2013 and for the two years ended December 31, 2012 are filed as Exhibit 99.4 to this report and are incorporated by reference.
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

EXHIBIT NO.	DESCRIPTION
* 4.3
Amended and Restated Term Promissory Note dated as of February 21, 2012, between Wells Fargo Bank, N.A. and 100 Maple LLC (incorporated by reference to Exhibit 10.2 in Vector's Form 8-K/A dated February 21, 2012).

* 4.4	Note, dated May 11, 2009, by Vector Group Ltd. to Frost Nevada Investments Trust (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated May 11, 2009).

* 4.5	Purchase Agreement, dated as of May 11, 2009, between Vector Group Ltd. and Frost Nevada Investments Trust (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated May 11, 2009).

* 4.6
Form of Issuance and Exchange Agreement, dated as of June 15, 2009, between Vector Group Ltd. and holders of its 5% Variable Interest Senior Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated June 15, 2009).

* 4.7
Indenture, dated as of June 30, 2009, between Vector Group Ltd. and Wells Fargo Bank, N.A. as trustee, relating to the 6.75% Variable Interest Senior Convertible Exchange Notes Due 2014, including the form of Note (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated June 30, 2009).

*4.8
Share Lending Agreement, dated as of November 15, 2012, between Vector Group Ltd. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.1 of Vector's Form 8-K dated November 15, 2012).

*4.9
Indenture, dated as of November 20, 2012, by and between Vector Group Ltd. and Wells Fargo Bank, N. A., as trustee, relating to the 7.5% Variable Interest Senior Convertible Notes due 2019 (incorporated by reference to Exhibit 4.1 of Vector's Form 8-K dated November 20, 2012).

*4.10
First Supplemental Indenture, dated as of November 20, 2012, to the Indenture dated November 20, 2012, by and between Vector Group Ltd. and Wells Fargo Bank, N. A., as trustee, relating to the 7.5% Variable Interest Senior Convertible Notes due 2019 (incorporated by reference to Exhibit 4.2 of Vector's Form 8-K dated November 20, 2012).

*4.11	Form of Global Note, relating to the 7.5% Variable Interest Senior Convertible Notes due 2019 (incorporated by reference to Exhibit 4.3 of Vector's Form 8-K dated November 20, 2012).

*4.12
Indenture, dated as of February 12, 2013, among Vector, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 7.75% Senior Secured Notes due 2021, including Form of Note (incorporated by reference to Exhibit 4.1 of Vector's Form 8-K dated February 12, 2013).

*4.13
First Supplemental Indenture, dated as of September 10, 2013, among Vector Group Ltd., Zoom E-Cigs LLC, the Subsidiary Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Vector's Form 10-Q dated September 30, 2013).

*4.14
Pledge Agreement, dated as of February 12, 2013, by and between VGR Holding LLC U.S. Bank National Association, as collateral agent, relating to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.3 of Vector's Form 8-K dated February 12, 2013).

*4.15
Security Agreement, dated as of February 12, 2013, by and between Vector Tobacco Inc. and U.S. Bank National Association, as collateral agent, relating to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.4 of Vector's Form 8-K dated February 12, 2013).

EXHIBIT NO.	DESCRIPTION
*4.16
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

EXHIBIT NO.	DESCRIPTION

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

* 10.17
Term Sheet agreed to by Liggett, certain other Participating Manufacturers, 18 states, the District of Columbia and Puerto Rico (Incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s (Commission File Number 1-32258) Form 8-K, dated March 12, 2013).

10.18
Settlement Agreement as of October 22, 2013, by, between and among: (a) Liggett and Vector and (b) Plaintiffs’ Coordinating Counsel, Participating Plaintiffs’ Counsel, and their respective clients who are plaintiffs in certain Engle Progeny Actions.

10.19
Settlement Agreement as of October 22, 2013, by, between and among: (a) Liggett Group LLC and Vector, and (b) Plaintiffs’ Coordinating Counsel, The Wilner Firm, and The Wilner Firm’s clients who are plaintiffs in certain federal and state Engle Progeny Actions.

* 10.20	Amended and Restated Employment Agreement dated as of January 27, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 27, 2006).

* 10.21	Employment Agreement, dated as of January 27, 2006, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated January 27, 2006).

*10.22
Amendment to the Employment Agreement dated as of February 22, 2012 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector's Form 8-K/A dated February 21, 2012).

* 10.23	Amended and Restated Employment Agreement, dated as of January 27, 2006, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated January 27, 2006).

* 10.24	Employment Agreement, dated as of November 11, 2005, between Liggett Group Inc. and Ronald J. Bernstein (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 11, 2005).

* 10.25
Amendment to Employment Agreement, dated as of January 14, 2011, between Liggett and Ronald J. Bernstein (incorporated by reference to Exhibit 10.17 in Vector's Form 10-K for the year ended December 31, 2011).

* 10.26	Amendment to Employment Agreement, dated as of October 29, 2013, between Liggett and Ronald J. Bernstein (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K dated October 28, 2013).

EXHIBIT NO.	DESCRIPTION
* 10.27	Employment Agreement, dated as of January 27, 2006, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated January 27, 2006).

* 10.28	Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Appendix A in Vector’s Proxy Statement dated April 21, 2004).

* 10.29	Stock Option Agreement, dated December 3, 2009, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.19 in Vector’s Form 10-K dated December 31, 2009).

* 10.30	Stock Option Agreement, dated December 3, 2009, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.20 in Vector’s Form 10-K dated December 31, 2009).

* 10.31	Stock Option Agreement, dated December 3, 2009, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.22 in Vector’s Form 10-K dated December 31, 2009).

* 10.32	Stock Option Agreement, dated December 3, 2009, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.23 in Vector’s Form 10-K dated December 31, 2009).

* 10.33	Option Letter Agreement, dated as of November 11, 2005 between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated November 11, 2005).

* 10.34	Restricted Share Award Agreement, dated as of April 7, 2009, between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated April 10, 2009).

* 10.35
Amendment, effective as of December 11, 2012, to the Restricted Share Award Agreement, dated as of April 7, 2009, by and between Vector Group ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.2 in Vector's Form 8-K dated December 11, 2012).

* 10.36	Agreement, effective as of December 11, 2012, by and between Vector Group ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K dated December 11, 2012).

* 10.37
Stock Option Agreement, dated January 14, 2011, between Vector and Howard M. Lorber (incorporated by reference to Exhibit S to Schedule 13D, as amended, dated January 21, 2011 filed by Howard M. Lorber).

* 10.38	Stock Option Agreement, dated February 26, 2013, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 to Vector's Form 10-Q dated March 31, 2013).

* 10.39	Stock Option Agreement, dated February 26, 2013, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.2 to Vector's Form 10-Q dated March 31, 2013).

* 10.40	Stock Option Agreement, dated February 26, 2013, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.3 to Vector's Form 10-Q dated March 31, 2013).

* 10.41	Stock Option Agreement, dated February 26, 2013, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 to Vector's Form 10-Q dated March 31, 2013).

10.42	Restricted Share Award Agreement, dated as of October 28, 2013, between Vector Group Ltd. and Ronald J. Bernstein.

EXHIBIT NO.	DESCRIPTION
* 10.43	Vector Senior Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 14, 2011).

* 10.44	Vector Supplemental Retirement Plan (as amended and restated April 24, 2008) (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended June 30, 2008).

* 10.45
Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC) dated December 17, 2002 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 8-K dated December 13, 2002).

* 10.46
First Amendment to Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC), dated as of March 14, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended March 31, 2003).

* 10.47
Second Amendment to Operating Agreement of Douglas Elliman Realty, LLC, dated as of May 19, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended June 30, 2003).

10.48
Settlement Agreement and Mutual Release by and among (i) Prudential Real Estate Financial Services of America Inc. and (ii) Douglas Elliman Realty LLC; Dorothy Herman; DTHY Realty, Inc.; New Valley Real Estate LLC; New Valley Mortgage LLC; Howard M. Lorber and Richard J. Lampen dated December 13, 2013.

10.49	Agreement Relating to Sale and Assignment of Membership Interest between New Valley Real Estate LLC and Prudential Real Estate Financial Services of America, Inc.

* 10.50	Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K dated September 10, 2012).

* 10.51
First Amendment, dated as of November 12, 2012, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.40 of Vector's Form 10-K dated December 31, 2012).

* 10.52	Vector Group Ltd. Equity Retention and Hedging Policy (incorporated by reference to Exhibit 10.1 of Vector's Form 8-K dated January 15, 2013),

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2013

21	Subsidiaries of Vector.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

23.3	Consent of PricewaterhouseCoopers LLP.

23.4	Consent of PricewaterhouseCoopers LLP.

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

99.2	Liggett Group LLC’s Consolidated Financial Statements for the three years ended December 31, 2013.

99.3	Vector Tobacco Inc.’s Financial Statements for the three years ended December 31, 2013.

99.4	Douglas Elliman Realty LLC’s Consolidated Financial Statements for the period ended December 13, 2013 and for the two years ended December 31, 2012.
_____________________________

*	Incorporated by reference
Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. 10.20 through 10.44.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

		By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial Officer
Date:	March 3, 2014

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 3, 2014.

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
Jean E. Sharpe

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013
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
Liggett Group LLC
The consolidated financial statements of Liggett Group LLC for the three years ended December 31, 2013 are filed as Exhibit 99.2 to this report and are incorporated by reference.
Vector Tobacco Inc.
The financial statements of Vector Tobacco Inc. for the three years ended December 31, 2013 are filed as Exhibit 99.3 to this report and are incorporated by reference.
Douglas Elliman Realty, LLC
The consolidated financial statements of Douglas Elliman Realty, LLC for the period ended December 13, 2013 and for the two years ended December 31, 2012 are filed as Exhibit 99.4 to this report and are incorporated by reference.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Stockholders
of Vector Group Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vector Group Ltd. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Douglas Elliman Realty LLC from their assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. We have also excluded Douglas Elliman Realty LLC from our audit of internal control over financial reporting. The combined total assets and total revenues of the excluded business represent 21.2% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Miami, Florida
March 3, 2014

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(Dollars in thousands, except per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$234,466	$405,855
Investment securities available for sale	172,534	69,984
Accounts receivable — trade, net	12,159	11,247
Inventories	93,496	100,392
Deferred income taxes	50,479	36,609
Income tax receivable, net	—	6,779
Restricted assets	1,785	2,469
Other current assets	23,392	5,721
Total current assets	588,311	639,056
Property, plant and equipment, net	79,258	57,153
Investment in consolidated real estate businesses, net	20,911	13,295
Long-term investments accounted for at cost	20,788	16,367
Long-term investments accounted for under the equity method	8,595	6,432
Investments in non-consolidated real estate businesses	128,202	119,219
Restricted assets	11,981	9,792
Deferred income taxes	51,474	49,142
Intangible asset, net	11,360	—
Goodwill	72,135	—
Trademarks	80,000	—
Intangible asset associated with benefit under the Master Settlement Agreement	107,511	107,511
Prepaid pension costs	26,080	12,870
Other assets	53,553	55,894
Total assets	$1,260,159	$1,086,731
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$151,577	$36,778
Current portion of fair value of derivatives embedded within convertible debt	19,128	—
Current payments due under the Master Settlement Agreement	25,348	32,970
Current portion of employee benefits	939	2,824
Accounts payable	26,694	6,099
Accrued promotional expenses	18,655	18,730
Income taxes payable	6,423	6,269
Accrued excise and payroll taxes payable, net	11,621	20,419
Litigation accruals	59,310	1,470
Deferred income taxes	45,734	27,299
Accrued interest	21,968	25,410
Other current liabilities	17,608	16,891
Total current liabilities	405,005	195,159
Notes payable, long-term debt and other obligations, less current portion	540,766	586,946
Fair value of derivatives embedded within convertible debt	92,934	172,128
Non-current employee benefits	47,917	45,860
Deferred income taxes	137,650	109,532
Payments due under the Master Settlement Agreement	27,571	52,639
Litigation accruals	27,058	1,862
Other liabilities	2,867	1,857
Total liabilities	1,281,768	1,165,983
Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 101,430,853 and 93,658,273 shares issued and 97,482,998 and 89,898,411 shares outstanding	9,748	8,989
Additional paid-in capital	—	—
Accumulated deficit	(114,787)	(65,116)
Accumulated other comprehensive income (loss)	22,860	(10,268)
Less: 3,947,855 and 3,759,862 shares of common stock in treasury, at cost	(12,857)	(12,857)
Total Vector Group Ltd. stockholders’ deficiency	(95,036)	(79,252)
Non-controlling interest	73,427	—
Total stockholders’ deficiency	(21,609)	(79,252)
Total liabilities and stockholders’ deficiency	$1,260,159	$1,086,731
The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Revenues*	$1,056,200	$1,084,546	$1,133,380
Expenses:
Cost of goods sold*	747,186	823,452	892,883
Operating, selling, administrative and general expenses	108,872	106,161	97,176
Litigation judgment expense	88,106	—	—
Operating income	112,036	154,933	143,321
Other income (expenses):
Interest expense	(132,147)	(110,102)	(100,706)
Loss on extinguishment of debt	(21,458)	—	—
Changes in fair value of derivatives embedded within convertible debt	18,935	(7,476)	7,984
Acceleration of interest expense related to debt conversion	(12,414)	(14,960)	(1,217)
Gain on liquidation of long-term investments	—	—	25,832
Equity (loss) income on long-term investments	2,066	(1,261)	(859)
Gain on sale of investment securities available for sale	5,152	1,640	23,257
Equity income from non-consolidated real estate businesses	22,925	29,764	19,966
Gain on townhomes	—	—	3,843
Gain on acquisition of Douglas Elliman	60,842	—	—
Other, net	7,550	1,179	1,736
Income before provision for income taxes	63,487	53,717	123,157
Income tax expense	24,795	23,095	48,137

Net income	38,692	30,622	75,020

Net loss attributed to non-controlling interest	252	—	—

Net income attributed to Vector Group Ltd.	$38,944	$30,622	$75,020

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.41	$0.34	$0.85

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.41	$0.34	$0.84

Cash distributions declared per share	$1.54	$1.47	$1.40
_____________________________

*	Revenues and cost of goods sold include federal excise taxes of $456,703, $508,027 and $552,965 for the years ended December 31, 2013, 2012 and 2011, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net income	$38,692	$30,622	$75,020

Net unrealized gains on investment securities available for sale:
Change in net unrealized (losses) gains	49,150	(13,267)	23,573
Net unrealized gains reclassified into net income	(5,152)	(1,640)	(23,257)
Net unrealized (losses) gains on investment securities available for sale	43,998	(14,907)	316

Net unrealized gains (losses) on long-term investments accounted for under the equity method	98	1,353	(3,596)

Net change in forward contracts	62	64	65

Net change in pension-related amounts	11,612	2,394	(10,399)

Other comprehensive (loss) income	55,770	(11,096)	(13,614)

Income tax effect on:
Change in net unrealized gains (losses) on investment securities	(19,955)	5,387	(9,789)
Net unrealized gains reclassified into net income on investment securities	2,092	665	9,442
Change in unrealized long-term investments	(40)	(549)	1,453
Forward contracts	(25)	(26)	(26)
Pension-related amounts	(4,714)	(972)	4,401
Income tax benefit (provision) on other comprehensive income (loss)	(22,642)	4,505	5,481

Other comprehensive income (loss), net of tax	33,128	(6,591)	(8,133)

Comprehensive income	71,820	24,031	66,887

Comprehensive loss attributed to non-controlling interest	252	—	—
Comprehensive income attributed to Vector Group Ltd.	$72,072	$24,031	$66,887

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Additional Paid-In Capital		Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest
	Shares	Amount		Deficit				Total
	(Dollars in thousands)
Balance, January 1, 2011	74,939,284	$7,494	$—	$(45,327)	$4,456	$(12,857)	$—	$(46,234)
Net income	—	—	—	75,020	—	—	—	75,020
Change in net loss and prior service cost, net of income taxes	—	—	—	—	(5,998)	—	—	(5,998)
Forward contract adjustments, net of income taxes	—	—	—	—	39	—	—	39
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	(2,143)	—	—	(2,143)
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	13,784	—	—	13,784
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(13,815)	—	—	(13,815)
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	—	(31)
Total other comprehensive income	—	—	—	—	—	—	—	(8,133)
Total comprehensive income	—	—	—	—	—			66,887
Distributions and dividends on common stock	—	—	(15,215)	(109,755)	—	—	—	(124,970)
Restricted stock grant	6,667	1	(1)	—	—	—	—	—
Restricted stock grant canceled	(7,350)	(1)	1	—	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(112,429)	(11)	(1,950)	—	—	—	—	(1,961)
Effect of stock dividend	3,782,308	378	—	(378)	—	—	—	—
Note conversion, net of income taxes	652,386	65	12,150	—	—	—	—	12,215
Exercise of options, net of 300,799 shares delivered to pay exercise price	181,125	18	1,011	—	—	—	—	1,029
Tax benefit of options exercised	—	—	821	—	—	—	—	821
Stock based compensation	—	—	3,183	—	—	—	—	3,183
Balance, December 31, 2011	79,441,991	7,944	—	(80,440)	(3,677)	(12,857)	—	(89,030)
Net income	—	—	—	30,622	—	—	—	30,622
Change in net loss and prior service cost, net of income taxes	—	—	—	—	1,422	—	—	1,422
Forward contract adjustments, net of income taxes	—	—	—	—	38	—	—	38
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	804	—	—	804
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	(7,880)	—	—	(7,880)
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(975)	—	—	(975)
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	—	(8,855)
Total other comprehensive income	—	—	—	—	—	—	—	(6,591)
Total comprehensive income	—	—	—	—	—	—	—	24,031
Distributions and dividends on common stock	—	—	(120,188)	(14,884)	—	—	—	(135,072)
Surrender of shares in connection with restricted stock vesting	(234,926)	(23)	(3,750)	—	—	—	—	(3,773)
Effect of stock dividend	4,142,378	414	—	(414)	—	—	—	—
Note conversion, net of income taxes of $14,142	3,476,654	347	76,540	—	—	—	—	76,887
Beneficial conversion feature of notes payable, net of income taxes of $26,066	—	—	38,135	—	—	—	—	38,135
Issuance of common stock under share lending facility	6,114,000	611	3,204	—	—	—	—	3,815
Return of common stock under share lending facility	(3,057,000)	(306)	306	—	—	—	—	—
Exercise of stock options	15,314	2	138	—	—	—	—	140
Tax benefit of options exercised	—	—	52	—	—	—	—	52
Stock based compensation	—	—	5,563	—	—	—	—	5,563
Balance, December 31, 2012	89,898,411	8,989	—	(65,116)	(10,268)	(12,857)	—	(79,252)
Net income	—	—	—	38,944	—	—	(252)	38,692
Change in net loss and prior service cost, net of income taxes	—	—	—	—	6,898	—	—	6,898
Forward contract adjustments, net of income taxes	—	—	—	—	37	—	—	37
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	58	—	—	58
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	29,195	—	—	29,195
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(3,060)	—	—	(3,060)
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	—	26,135
Total other comprehensive income	—	—	—	—	—	—	—	33,128
Total comprehensive income	—	—	—	—	—	—	—	71,820
Distributions and dividends on common stock	—	—	(57,891)	(88,165)	—	—	—	(146,056)
Restricted stock grant	77,500	8	(8)	—	—	—	—	—
Effect of stock dividend	4,498,579	450	—	(450)	—	—	—	—
Note conversion, net of income taxes of $7,242	2,970,168	297	53,357	—	—	—	—	53,654
Exercise of stock options	38,340	4	540	—	—	—	—	544
Tax benefit of options exercised	—	—	38	—	—	—	—	38
Stock based compensation	—	—	2,519	—	—	—	—	2,519
Deemed dividend from subsidiary	—	—	1,445	—	—	—	(1,445)	—
Acquisition of Douglas Elliman Realty, LLC	—	—	—	—	—	—	85,703	85,703
Contributions to non-controlling interest	—	—	—	—	—	—	1,955	1,955
Distributions to non-controlling interest	—	—	—	—	—	—	(12,534)	(12,534)
Balance, December 31, 2013	97,482,998	$9,748	$—	$(114,787)	$22,860	$(12,857)	$73,427	$(21,609)
The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$38,692	$30,622	$75,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,631	10,608	10,607
Non-cash stock-based expense	2,519	5,563	3,183
Acceleration of interest expense related to debt conversion	12,414	14,960	1,217
Loss (gain) on sale of assets	170	—	(43)
Deferred income taxes	466	(7,336)	9,366
Gain on sale of townhomes	—	—	(3,843)
Gain on liquidation of long-term investments accounted for at cost	—	—	(25,832)
(Income) loss on long-term investments accounted under the equity method	(2,066)	1,261	859
Gain on sale of marketable securities	(5,152)	(1,640)	(23,257)
Equity income in non-consolidated real estate businesses	(22,925)	(29,764)	(19,966)
Distributions from non-consolidated real estate businesses	4,251	19,169	9,322
Non-cash interest expense	22,995	28,150	7,373
(Gain) loss on warrants	(1,165)	1,193	(700)
Non-cash interest income	(861)	—	—
Gain on acquisition of Douglas Elliman	(60,842)	—	—
Changes in assets and liabilities:
Receivables	5,975	13,622	(23,020)
Inventories	6,897	8,837	(2,149)
Accounts payable and accrued liabilities	41,047	4,497	(3,216)
Payments due under the Master Settlement Agreement	(32,690)	(14,903)	26,419
Other assets and liabilities, net	29,670	(753)	(5,299)
Net cash provided by operating activities	52,026	84,086	36,041

The accompanying notes are an integral part of the consolidated financial statements

VECTOR GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Cash flows from investing activities:
Proceeds from sale or maturity of investment securities	117,729	3,831	31,643
Purchase of investment securities	(170,964)	(5,647)	(5,039)
Proceeds from sale or liquidation of long-term investments	580	72	66,190
Purchase of long-term investments	(5,000)	(5,000)	(10,000)
Proceeds from sale of townhomes, net	—	—	19,629
Increase (decrease) in restricted assets	1,081	(1,130)	(96)
Investments in non-consolidated real estate businesses	(75,731)	(33,375)	(41,859)
Distributions from non-consolidated real estate businesses	3,142	49,221	8,450
Issuance of notes receivable	(8,600)	(383)	(15,256)
Cash acquired in Douglas Elliman consolidation	116,935	—	—
Proceeds from sale of businesses and assets	48	444	205
Capital expenditures	(13,275)	(11,265)	(11,838)
Increase in cash surrender value of life insurance policies	(628)	(907)	(744)
Purchase of subsidiaries	(67,616)	—	—
Repayment of notes receivable	10,347	—	—
Net cash (used in) provided by investing activities	(91,952)	(4,139)	41,285
Cash flows from financing activities:
Proceeds from issuance of debt	457,767	244,075	6,419
Repayments of debt	(422,581)	(19,258)	(4,960)
Deferred financing charges	(11,750)	(11,479)	—
Borrowings under revolver	978,788	1,074,050	1,064,270
Repayments on revolver	(977,794)	(1,066,092)	(1,078,508)
Distributions on common stock	(144,711)	(137,114)	(125,299)
Distributions to non-controlling interest	(11,764)	—	—
Proceeds from the issuance of Vector stock	—	611	—
Proceeds from exercise of Vector options	544	140	1,029
Tax benefit of options exercised	38	52	821
Net cash (used in) provided by financing activities	(131,463)	84,985	(136,228)
Net (decrease) increase in cash and cash equivalents	(171,389)	164,932	(58,902)
Cash and cash equivalents, beginning of year	405,855	240,923	299,825
Cash and cash equivalents, end of year	$234,466	$405,855	$240,923

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation:
The consolidated financial statements of Vector Group Ltd. (the “Company” or “Vector”) include the accounts of VGR Holding LLC (“VGR Holding”), Liggett Group LLC (“Liggett”), Vector Tobacco Inc. (“Vector Tobacco”), Liggett Vector Brands LLC (“Liggett Vector Brands”), New Valley LLC (“New Valley”) and other less significant subsidiaries. New Valley includes the accounts of Douglas Elliman Realty, LLC ("Douglas Elliman") and other less significant subsidiaries. All significant intercompany balances and transactions have been eliminated.
Liggett and Vector Tobacco are engaged in the manufacture and sale of cigarettes in the United States. New Valley is engaged in the real estate business.
Certain reclassifications have been made to the 2011 and 2012 financial information to conform to the 2013 presentation.
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
(c) Cash and Cash Equivalents:
For purposes of the statements of cash flows, cash includes cash on hand, cash on deposit in banks and cash equivalents, comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances, up to $250 and $500, respectively. Substantially all of the Company’s cash balances at December 31, 2013 are uninsured.
(d) Financial Instruments:
The carrying value of cash and cash equivalents, restricted assets and short-term loans approximate their fair value.
The fair value of debt for the years ended December 31, 2013 and 2012 was estimated based on current market quotations.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Liggett’s customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. Two customers, McLane and Core Mark, accounted for 18% and and 10%, respectively, of Liggett's revenues in 2013. One customer accounted for 17% of Liggett's revenues in each of 2012 and 2011. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett’s customer base. Liggett's two largest customers, Mclane and Core Mark, represented approximately 5% and 1%, respectively of net accounts receivable at December 31, 2013. Liggett's largest single customer represented approximately 10% of net accounts receivable at December 31, 2012. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s expectations.
(g) Accounts Receivable:
Accounts receivable-trade are recorded at their net realizable value. The allowance for doubtful accounts and cash discounts was $433 and $577 at December 31, 2013 and 2012, respectively. Uncollectible accounts are written off when the likelihood of collection is remote and when collection efforts have been abandoned.
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
(i) Restricted Assets:
Current restricted assets of $1,785 and $2,469 at December 31, 2013 and 2012, respectively, consist primarily of certificates of deposits and supersedeas bonds. Long-term restricted assets of $11,981 and $9,792 at December 31, 2013 and 2012, respectively, consist primarily of certificates of deposit which collateralize letters of credit, supersedeas bonds and deposits on long-term debt. The certificates of deposit mature at various dates from March 2014 to March 2015.
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
The cost of leasehold improvements is amortized over the lesser of the related leases or the estimated useful lives of the improvements. Costs of major additions and betterments are capitalized while expenditures for routine maintenance and repairs are charged to expense as incurred
(k) Investment in Non-Consolidated Real Estate Businesses:
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Valley accounted for its interest in Douglas Elliman on the equity method through December 13, 2013, because the entity neither met the definition of a VIE nor was New Valley the entity’s primary beneficiary, as defined in authoritative guidance. On December 13, 2013, an affiliate of New Valley LLC acquired an additional 20.59% interest in Douglas Elliman from Prudential Real Estate Financial Services of America, Inc. for $60,000. The acquisition increased the Company's ownership from 50% to 70.59%. Consequently, after December 13, 2013, the Company consolidates the operations and financial position of Douglas Elliman. New Valley accounted for its interest in ST Portfolio and Coral Beach on the equity method. These entities did not meet the definition of a VIE.
New Valley's investments in Sesto, 1107 Broadway, The Whitman, The Marquand, 11 Beach Street, 701 Seventh Avenue, 101 Murray Street, Leroy Street, 8701 Collins Avenue, 23-10 Queens Plaza South, Maryland Portfolio, Chrystie Street, Park Lane Hotel, and Hotel Taiwana meet the definition of a VIE; however, New Valley is not the primary beneficiary of these entities, as defined in authoritative guidance. New Valley accounts for its interest in these investments on the equity method of accounting.
(l) Goodwill and Other Intangible Assets:
Goodwill on acquisitions represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Factors that contribute to the recognition of goodwill in the Company's acquisitions include (i) expected growth rates and profitability of the acquired companies, (ii) securing buyer-specific synergies that increase revenue and profits and are not otherwise available to market participants, (iii) significant cost savings opportunities, (iv) experienced workforce and (v) the Company's strategies for growth in sales, income and cash flows.
Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather, are tested for impairment at least annually (December 31st). In evaluating goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among other relevant events and circumstances that affect the fair value of reporting units, the Company considers individual factors such as macroeconomic conditions, changes in the industry and the markets in which the Company operates as well as the historical and expected future financial performance. If we conclude that it is more likely than not that fair value is less than its carrying value, recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value to the Company's carrying amount. Fair value is determined based on discounted future cash flows. If the carrying amount exceeds the fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of the goodwill. To the extent that the carrying amount exceeds the implied fair value of the goodwill, an impairment loss is recognized.
To determine the implied fair value of the Company's indefinite-lived intangible assets, it utilizes the relief from royalty method, pursuant to which those assets are valued by reference to the amount of royalty income they would generate if licensed in an arm’s length transaction. Under the relief from royalty method, similar to the discounted cash flow method, estimated net revenues expected to be generated by the asset during its life are multiplied by a benchmark royalty rate and then discounted by the estimated weighted average cost of capital associated with the asset. The resulting capitalized royalty stream is an indication of the value of owning the asset. Based upon management’s review of the value of the indefinite-lived intangible assets, the Company determined that the implied fair value exceeded its carrying value.
Intangible assets with finite lives are amortized over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o) Stock Options:
The Company accounts for employee stock compensation plans by measuring compensation cost for share-based payments at fair value. The fair value is recognized as compensation expense over the vesting period on a straight-line basis. The terms of certain stock options awarded under the 1999 Plan in November 2013, February 2013, December 2009 and January 2001 provide for common stock dividend equivalents (at the same rate as paid on the common stock) with respect to the shares underlying the unexercised portion of the options. The Company recognizes payments of the dividend equivalent rights on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet ($4,007, $2,709 and $2,580 net of income taxes, for the years ended December 31, 2013, 2012 and 2011, respectively), which is included as “Distributions on common stock” in the Company’s consolidated statement of changes in stockholders’ equity.
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
(r) Revenue Recognition:
Tobacco sales:  Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of any related inventory cost recoveries. Certain sales incentives, including promotional price discounts, are classified as reductions of net sales. The Company’s accounting policy is to include federal excise taxes in revenues and cost of goods sold. Since the Company’s primary line of business is tobacco, the Company’s financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines at the Companyand industry levels, regulation, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
Tobacco Shipping and Handling Fees and Costs:  Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs, which were $5,559 in 2013, $5,474 in 2012 and $5,684 in 2011 are recorded as operating, selling, administrative and general expenses.
Real estate sales: Revenue is recognized only when persuasive evidence of an arrangement exists, the price is fixed or determinable, the transaction has been completed and collectibility of the resulting receivable is reasonably assured. Real estate and mortgage commissions earned by the Company’s real estate and mortgage brokerage businesses are recorded as revenue on a gross basis upon the closing of a real estate transaction as evidenced when the escrow or similar account is closed, the transaction documents have been recorded and funds are distributed to all appropriate parties. Commissions and royalties expenses are

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized concurrently with related revenues. Property management fees earned are recorded as revenue when the related services are performed.
(s) Advertising:
Advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $4,839, $4,266 and $3,099 for the years ended December 31, 2013, 2012 and 2011, respectively.
(t) Comprehensive Income:
The Company presents net income and other comprehensive income in two separate, but consecutive, statements. The items are presented before related tax effects with detailed amounts shown for the income tax expense or benefit related to each component of other comprehensive income.
The components of accumulated other comprehensive (loss) income, net of income taxes, were as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Net unrealized gains on investment securities available for sale, net of income taxes of $26,749, $8,886, and $14,938, respectively	$39,136	$13,001	$21,856
Net unrealized losses on long-term investment accounted for under the equity method, net of income tax benefits of $418, $458 and $1,007, respectively	(612)	(670)	(1,474)
Forward contracts adjustment, net of income taxes of $63, $88, and $114, respectively	(92)	(129)	(167)
Pension-related amounts, net of income taxes of $10,644, $15,358, and $16,330, respectively	(15,572)	(22,470)	(23,892)
Accumulated other comprehensive (loss) income	$22,860	$(10,268)	$(3,677)

(u) Fair Value of Derivatives Embedded within Convertible Debt:
The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. At December 31, 2013, the range of estimated fair market values of the Company’s embedded derivatives was between $110,758 and $113,392. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $112,062 as of December 31, 2013. At December 31, 2012, the range of estimated fair market values of the Company’s embedded derivatives was between $169,424 and $174,909. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $172,128 as of December 31, 2012. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 9.)
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the matters that are considered in making such a determination are the period of time the investment has remained below its cost or carrying value, the likelihood of recovery given the reason for the decrease in market value and the Company’s original expected holding period of the investment.
(w) Contingencies:
The Company records Liggett's product liability legal expenses and other litigation costs as operating, selling, administrative and general expenses as those costs are incurred. As discussed in Note 14, legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett and the Company.
The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in Note 14: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.
Adverse verdicts have been entered against Liggett in eleven state court Engle progeny cases and several of these verdicts have been affirmed on appeal. At December 31, 2013, Liggett and the Company are defendants in 2,982 state court Engle progeny cases although as a result of the Engle Progeny Settlement (discussed in Note 14) all but 400 cases have been settled. Through December 31, 2013, other than the Lukacs case, the verdicts against Liggett have ranged from $1 to $3,479. In certain cases, the judgments entered have been joint and several with the other defendants. In two of these cases, punitive damages were also awarded for $1,000 and $7,600. Our potential range of loss in the seven Engle progeny cases currently on appeal is between $0 and $18,500 in the aggregate, plus accrued interest and attorneys' fees. In determining the range of loss, we consider potential settlements as well as future appellate relief. Except as discussed in Note 14, management is unable to estimate the possible loss or range of loss from remaining Engle progeny cases as there are currently multiple defendants in each case and discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are, in fact Engle, class members (non-class members' claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages. Litigation is subject to many uncertainties, and it is possible that the Company's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.
(x) Other Income:

Other income, net consists of:

	Twelve Months Ended
	December 31,
	2013	2012	2011
Gain (loss) on warrants	$1,165	$(1,193)	$700
Interest income	5,421	2,256	1,035
Accretion of interest income from debt discount on notes receivable	772	129	—
Gain on long-term investment	189	135	—
Other income	3	(148)	1
Other income, net	$7,550	$1,179	$1,736
(y) New Accounting Pronouncements:

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption was permitted). The implementation of the amended accounting guidance did not have a material impact on the Company's consolidated financial position or results of operations.
In February 2013, the FASB issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments were effective prospectively for reporting periods beginning after December 15, 2012. This accounting guidance only impacted presentation and disclosures and did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.	EARNINGS PER SHARE
Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 27, 2013, September 28, 2012 and September 29, 2011. The dividends were recorded at par value of $450 in 2013, $414 in 2012 and $378 in 2011 since the Company did not have retained earnings in each of the aforementioned years. In connection with the 5% stock dividends, the Company increased the number of shares subject to outstanding stock options by 5% and reduced the exercise prices accordingly.
For purposes of calculating basic EPS, earnings available to common stockholders for the period are reduced by the contingent interest and the non-cash interest expense associated with the discounts created by the beneficial conversion features and embedded derivatives related to the Company’s convertible debt issued. The convertible debt issued by the Company are participating securities due to the contingent interest feature and had no impact on EPS for the years ended December 31, 2013, 2012 and 2011 as the dividends on the common stock reduced earnings available to common stockholders so there were no unallocated earnings.
As discussed in Note 13, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under authoritative guidance. The Company recognizes payments of the dividend equivalent rights ($4,007, net of income taxes of $91, $2,709, net of income taxes of $26 and $2,580, net of income taxes of $25, for the years ended December 31, 2013, 2012 and 2011, respectively) on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet. As a result, in its calculation of basic EPS for the years ended December 31, 2013, 2012 and 2011, respectively, the Company has adjusted its net income for the effect of these participating securities as follows:

	2013	2012	2011
Net income attributed to Vector Group Ltd.	$38,944	$30,622	$75,020
Income attributable to participating securities	(1,068)	(608)	(1,552)
Net income available to common stockholders attributed to Vector Group Ltd.	$37,876	$30,014	$73,468

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
Basic and diluted EPS were calculated using the following shares for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Weighted-average shares for basic EPS	91,506,678	88,843,244	86,738,428
Plus incremental shares related to stock options and warrants	237,494	84,402	223,255
Plus incremental shares related to convertible debt	—	—	—
Weighted-average shares for diluted EPS	91,744,172	88,927,646	86,961,683

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the years ended December 31, 2013, 2012 and 2011 but were not included in the computation of diluted EPS

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

	Year Ended December 31,
	2013	2012	2011
Number of stock options	—	—	3,578
Weighted-average exercise price	N/A	N/A	$15.70
Weighted-average shares of non-vested restricted stock	27,500	3,675	7,350
Weighted-average expense per share	$16.65	$16.30	$16.30
Weighted-average number of shares issuable upon conversion of debt	27,993,464	18,909,057	19,429,127
Weighted-average conversion price	$15.22	$13.67	$13.46

The Company’s convertible debt was anti-dilutive in 2013, 2012 and 2011.

3.    INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at December 31, 2013 and 2012 were as follows:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
2013
Marketable equity securities	$53,586	$65,851	$(963)	$118,474
Marketable debt securities	53,063	1,497	(500)	54,060
	$106,649	$67,348	$(1,463)	$172,534

2012
Marketable equity securities	$48,097	$23,621	$(1,734)	$69,984
	$48,097	$23,621	$(1,734)	$69,984

The table below summarizes the maturity dates of fixed income securities at December 31, 2013.

Investment Type:	Market Value	Under 1 Year	1 Year up to 5 Years	More than 5 years
U.S. Government securities	$13,990	$6,518	$7,472	$—
Corporate securities	29,923	808	22,330	6,785
U.S. mortgage backed securities	495	—	495	—
Commercial mortgage-backed securities	6,822	—	6,822	—
U.S. asset backed securities	2,081	300	1,781	—
Index-linked U.S. bonds	749	—	749	—
Total fixed income securities by maturity dates	$54,060	$7,626	$39,649	$6,785

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVENTORIES
Inventories consist of:

	December 31, 2013	December 31, 2012
Leaf tobacco	$49,140	$59,130
Other raw materials	3,161	3,151
Work-in-process	353	210
Finished goods	68,040	64,396
Inventories at current cost	120,694	126,887
LIFO adjustments	(27,198)	(26,495)
	$93,496	$100,392

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At December 31, 2013, Liggett had purchase commitments of approximately $29,641. The Company has a single source supply agreement for fire safe cigarette paper through 2015.
The Company capitalizes the incremental prepaid cost of the MSA in ending inventory. Each year the Company capitalizes in inventory that portion of its MSA liability that has been shipped to the public warehouses but not sold. The amount of capitalized MSA cost in "Finished goods" inventory was $15,464 and $13,854 at December 31, 2013 and 2012, respectively.
All of the Company’s inventories at December 31, 2013 and 2012 have been reported under the LIFO method.

5.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of:

	December 31, 2013	December 31, 2012
Land and improvements	$1,418	$1,418
Buildings	14,950	14,945
Machinery and equipment	161,214	142,826
Leasehold improvements	16,614	3,868
	194,196	163,057
Less accumulated depreciation and amortization	(114,938)	(105,904)
	$79,258	$57,153

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $11.063, $10,608 and $10,607, respectively. Future machinery and equipment purchase commitments at Liggett were $3,796 and $1,995 at December 31, 2013 and 2012, respectively.

6.	LONG-TERM INVESTMENTS
Long-term investments consist of the following investments accounted for at cost:

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment partnerships	$20,041	$24,095	$15,540	$16,962
Real estate partnership	747	1,067	827	1,391
	$20,788	$25,162	$16,367	$18,353

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
The Company’s investments constituted greater than 5% of the invested funds of the partnerships for one partnership at December 31, 2013 and one partnership at December 31, 2012. This partnership was accounted for on the equity method. In accordance with authoritative guidance for accounting for limited partnership investments, the Company has accounted for the remaining investments using the cost method of accounting.
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
The Company received cash distributions of $769, $207 and $608 from limited partnerships in 2013, 2012 and 2011, respectively.
Another of the Company’s long-term investments was liquidated in 2011. The Company received liquidating distributions of $10,082 in 2011 and recognized a gain of $5,332 for the year ended December 31, 2011.
The long-term investments are carried on the consolidated balance sheet at cost. The fair value determination disclosed above would be classified as Level 3 under fair value hierarchy disclosed in Note 17 if such assets were recorded on the consolidated balance sheet at fair value. The fair values were determined based on unobservable inputs and were based on company assumptions, and information obtained from the partnerships based on the indicated market values of the underlying assets of the investment portfolio.
The changes in the fair value of these investments were as follows:

	2013	2012
Balance as of January 1	$18,353	$7,492
Contributions	5,000	—
Distributions	(769)	(207)
Reduction in partnership interest now accounted for under the cost method	—	15,541
Revision for partnership now accounted for as investment securities available for sale	—	(6,122)
Realized gain on liquidation of long-term investments	189	135

Unrealized gains reclassified into net income	(189)	(135)
Unrealized gain on long-term investments	2,578	1,649
Net change in long-term investments	2,389	1,514
Balance as of December 31	$25,162	$18,353

Long-term investments consist of the following investments accounted for under the equity method:

	December 31, 2013	December 31, 2012
Investment partnerships	$8,595	$6,432

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the fair value of these investments were as follows:

	2013	2012
Balance as of January 1	$6,432	$16,499
Contributions	—	5,000
Reduction in partnership interest now accounted for under the cost method	—	(15,541)
Equity income (loss) on long-term investments accounted for under the equity method	2,066	(1,261)

Unrealized gains reclassified into net income	97	—
Unrealized (loss) gain on long-term investments	—	1,735
Net change in long-term investments	97	1,735
Balance as of December 31	$8,595	$6,432

The principal business of these investment partnerships is investing in investment securities. Fair value approximates carrying value. The estimated fair value of the investment partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. In the future, the Company may invest in other investments, including limited partnerships, real estate investments, equity securities, debt securities, derivatives and certificates of deposit, depending on risk factors and potential rates of return.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	NEW VALLEY LLC

 Residential Brokerage Business Acquisition. New Valley is engaged in the real estate business and is seeking to acquire additional real estate properties and operating companies. On December 13, 2013, an affiliate of New Valley acquired an additional 20.59% interest in Douglas Elliman from Prudential Real Estate Financial Services of America, Inc. for a purchase price of $60,000 in cash. The acquisition increased the Company's ownership position in Douglas Elliman from 50% to 70.59%.
As of December 31, 2012, the Company owned a 50% interest in Douglas Elliman, and the Company accounted for its 50% using the equity method of accounting. The Company consolidated Douglas Elliman on December 13, 2013 and recognized a gain of $60,842 to account for the difference between the carrying value and the fair value of the previously held 50% interest. The fair value of the equity interest immediately prior to the acquisition was $84,859. The Company used a combination of a discounted cash flow analysis and market-based valuation methodologies, which represent Level 3 fair value measurements, to measure the fair value of Douglas Elliman and to perform its preliminary purchase price allocation.
The following table summarizes the preliminary fair values of the assets acquired, liabilities assumed and the non-controlling interest recorded for Douglas Elliman on December 13, 2013:

December 13, 2013
Cash and cash equivalents	$116,935
Other current assets	12,647
Property, plant and equipment, net	20,275
Goodwill	72,103
Trademarks	80,000
Other intangible assets, net	12,928
Other non-current assets	3,384
Total assets acquired	$318,272

Notes payable - current	$201
Other current liabilities	26,247
Notes payable - long term	420
Total liabilities assumed	26,868

Net assets acquired	$291,404

Non-controlling interest	$85,703

The amounts are preliminary and as management is still evaluating the valuations of certain assets acquired in the acquisition. Revenues of the acquired operations from December 13, 2013 through December 31, 2013 were $20,482 and net income was $732.
The following table provides the Company's combined unaudited pro forma revenues and income from continuing operations as if the acquisitions of Douglas Elliman occurred on January 1, 2012. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence processes associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of the assets acquired and adjustments to reflect the Company's borrowing and tax rates. This pro forma information is not necessarily indicative of either the combined results of operations that actually would have been realized by us had the acquisition of Douglas Elliman been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2013	December 31, 2012
Revenues	$1,472,655	$1,461,364
Income from continuing operations	75,017	55,234

Equity Method of Accounting. New Valley accounted for its 50% interest in Douglas Elliman under the equity method of accounting. New Valley's equity income from Douglas Elliman was $22,974 for the period of January 1 through December 13, 2013 New Valley recorded income of $16,741 and $16,571 for the years ended December 31, 2012 and 2011, respectively, associated with Douglas Elliman.

Summarized financial information as of December 13, 2013 and as of December 31, 2012, for the period January 1 through December 13, 2013 and for the two years ended December 31, 2012 and 2011, respectively, for Douglas Elliman is presented below. Included in the results was a management fees of $2,204 for the period of January 1 through December 31, 2013 and $2,300 for each of the years ended December 31, 2012 and 2011. New Valley received cash distributions from Douglas Elliman of $3,286 for the period of January 1 through December 31, 2013 and $5,540 and $9,022 for the years ended December 31, 2012 and 2011, respectively.

	December 13, 2013	December 31, 2012
Cash	$117,660	$78,015
Other current assets	11,922	8,543
Property, plant and equipment, net	16,293	15,796
Trademarks	21,663	21,663
Goodwill	38,776	38,523
Other intangible assets, net	431	897
Other non-current assets	3,384	3,182
Notes payable - current	201	466
Other current liabilities	26,921	22,065
Notes payable - long term	420	334
Other long-term liabilities	8,862	9,614
Members' equity	173,725	134,140

	January 1 through December 31	Year Ended December 31,	Year Ended December 31,
	2013	2012	2011
Revenues	$416,453	$378,175	$346,309
Costs and expenses	369,852	346,617	315,318
Depreciation expense	3,790	3,422	3,439
Amortization expense	213	242	253
Other income	(22)	1,829	2,007
Interest expense, net	23	62	136
Income tax expense	996	780	946
Net income	$41,557	$28,881	$28,224

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Douglas Elliman was negatively impacted in recent years by the downturn in the residential real estate market. The residential real estate market is cyclical and is affected by changes in the general economic conditions that are beyond Douglas Elliman’s control. The U.S. residential real estate market, including the market in the New York metropolitan area where Douglas Elliman operates has experienced a significant downturn due to various factors including downward pressure on housing prices, the impact of the recent contraction in the subprime and mortgage markets generally and an exceptionally large inventory of unsold homes at the same time that sales volumes are decreasing. The depth and length of the current downturn in the real estate industry has proved exceedingly difficult to predict. The Company cannot predict whether the downturn will worsen or when the market and related economic forces will return the U.S. residential real estate industry to a growth period.
All of Douglas Elliman’s current operations are located in the New York metropolitan area. Local and regional economic and general business conditions in this market could differ materially from prevailing conditions in other parts of the country.

Investments in non-consolidated real estate businesses.  New Valley also holds equity investments in various real estate projects domestically and internationally. (See Note 1(k).)
The components of “Investments in non-consolidated real estate businesses” were as follows:

	December 31, 2013	December 31, 2012
Douglas Elliman	$—	$65,171
Sesto Holdings	5,037	5,037
1107 Broadway	6,579	5,566
The Whitman	1,165	900
The Marquand	7,000	7,000
11 Beach Street	11,160	9,642
701 Seventh Avenue	11,148	9,307
101 Murray Street	19,256	—
Leroy Street	1,150	—
8701 Collins Avenue	3,794	—
23-10 Queens Plaza South	8,058	7,350
Maryland Portfolio	3,498	4,615
ST Portfolio	15,984	—
Chrystie Street	2,048	1,973
Park Lane Hotel	19,514	—
Hotel Taiwana	7,428	2,658
Coral Beach	2,964	—
Other	2,419	—
Investments in non-consolidated real estate businesses	$128,202	$119,219

Land Development:
Sesto Holdings.  In October 2010, New Valley, through its NV Milan LLC subsidiary, acquired a 7.2% interest in Sesto Holdings S.r.l. ("Sesto") for $5,000. Sesto holds a 42% interest in an entity that has purchased a land plot of approximately 322 acres in Milan, Italy. Sesto intends to develop the land plot as a multi-parcel, multi-building mixed use urban regeneration project. Sesto is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for Sesto under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Sesto was $5,037 at December 31, 2013.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condominium and Mixed Use Development:
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
In February and April 2012, Chelsea closed on the remaining utility and two residential units of the 54 unit building and the project was concluded. The Company received net distributions of $9,483 from New Valley Oaktree Chelsea Eleven LLC for the year ended December 31, 2012. New Valley accounted for its 40% interest in New Valley Oaktree Chelsea Eleven, LLC under the equity method of accounting. New Valley recorded equity income of $3,137 and $3,000 for the years ended December 31, 2012 and 2011, respectively, related to New Valley Chelsea. New Valley had no exposure to loss as a result of its investment in Chelsea as of December 31, 2013.
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
New Valley received a liquidating distribution of $20,900 from the JV in December, 2012 and $125 in May, 2013. This investment was accounted for under the equity method of accounting. New Valley recorded equity income of $125 and $2,900 for the years ended December 31, 2013 and 2012, respectively. New Valley had no exposure to loss as a result of its investment in the JV as of December 31, 2013.
The Whitman.  In February 2011, New Valley invested $900 for an approximate 12% interest in Lofts 21 LLC which was marketed as The Whitman.  Lofts 21 LLC acquired an existing property in Manhattan, NY to develop into a luxury residential condominium. The property is located in the Flatiron District / NoMad neighborhood of Manhattan in New York City. Construction has been completed and three of the four units have been sold.
Lofts 21 LLC is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for Lofts 21 LLC under the equity method of accounting. New Valley received a distribution of $260 in 2013 and recorded equity income of $525 for the year ended December 31, 2013. New Valley's maximum exposure to loss as a result of this investment in Lofts 21 LLC was $1,165 at December 31, 2013.
10 Madison Square West. During 2011, New Valley invested $5,489 for an approximate indirect 5% interest in MS/WG 1107 Broadway Holdings LLC. In September 2011, MS/WG 1107 Broadway Holdings LLC acquired the 1107 Broadway property in Manhattan, NY. The joint venture is converting a 260,000-square-foot office building into a luxury residential condominium in the Flatiron District / NoMad neighborhood of Manhattan.  MS/WG 1107 Broadway Holdings LLC is a variable interest entity; however, New Valley is not the primary beneficiary. During 2013, all partners in the joint venture contributed pro-rata amounts to the joint venture, and New Valley's portion was $1,013. New Valley accounts for MS/WG 1107 Broadway Holdings LLC under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in MS/WG 1107 Broadway Holdings LLC was $6,579 at December 31, 2013.
The Marquand. In December 2011, New Valley invested $7,000 for an approximate 18% interest in a condominium conversion project. The building is a 12-story, 105,000 square foot residential rental building located on 68th Street between Fifth Avenue and Madison Avenue in Manhattan, NY. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley's maximum exposure to loss as a result of its investment in HFZ East 68th Street was $7,000 at December 31, 2012. New Valley accounts for this investment under the equity method of accounting.
11 Beach Street. NV Beach LLC, a wholly-owned subsidiary of New Valley, invested $9,642 in June 2012 and a total of $1,519 in 2013 for an approximate 49.5% interest in 11Beach Street Investor LLC (the "Beach JV"). Beach JV plans to renovate and convert an existing office building in Manhattan into a luxury residential condominium. Beach JV is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for its interest in Beach JV under the equity method of accounting. New Valley's maximum exposure to loss on its investment in Beach JV was $11,160 at December 31, 2013.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

701 Seventh Avenue. In August and September 2012, New Valley invested a total of $7,800 for an approximate 11.5% interest in a joint venture that acquired property located at 701 Seventh Avenue in Times Square in Manhattan. The joint venture plans to redevelop the property for retail space and signage, as well as a site for a potential hotel. The investment closed in October 2012 and New Valley invested an additional $1,507 at closing. New Valley may have additional future capital contributions of approximately $14,000. The property, located on the northeast corner of Seventh Avenue and 47th Street, totals approximately 120,000 gross square feet and is a rectangular corner parcel currently occupied by two buildings. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in NV 701 Seventh Avenue was $11,148 at December 31, 2013.
101 Murray Street. In May 2013, a subsidiary of New Valley acquired a 25% interest in a joint venture, which had the rights to acquire a 15-story building on a 31,000 square-foot lot in the Tribeca neighborhood of Manhattan, NY. The former owner will vacate the building by July 2014. The joint venture plans to build a 150-unit, luxury condominium building on the building's site. Development will begin in 2014 and is expected to be completed in September 2017. In July 2013, the joint venture closed on the acquisition of the property. New Valley had invested $19,256 in the joint venture as of December 31, 2013 in the form of capital contributions and a loan bearing interest at 12% per annum, compounded quarterly, to the joint venture partner.
Leroy Street.  In March 2013, a subsidiary of New Valley invested $1,150 for an approximate 5% interest in a development site in the West Greenwich Village neighborhood of Manhattan.  The site is being developed as a high-rise condominium that will face the Hudson River. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Leroy Street was $1,150 at December 31, 2013.
8701 Collins Avenue. In December 2013, a subsidiary of New Valley invested $3,750 in a joint venture to acquire a 15% interest in the Howard Johnson’s Dezerland Beach hotel in Miami Beach, Florida, which will be redeveloped into modern hotel and residential condominium units.  The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded equity income of $44 for the year ended December 31, 2013 related to the hotel operations. New Valley's maximum exposure to loss as a result of its investment in 8701 Collins Avenue was $3,794 at December 31, 2013.

Apartment & Office Buildings:
23-10 Queens Plaza South. In December 2012 and August 2013, New Valley invested $7,350 for an approximate 45.37% interest in QPS 23-10 Venture LLC which through its affiliate owns a condominium conversion project, 23-10 Queens Plaza South, located in Queens, New York. New Valley contributed additional capital of $708 in 2013, along with contributions of additional capital by the other investment partners. New Valley's investment percentage did not change. The joint venture plans to develop a new apartment tower with 287,000 square feet of residential space and 10,000 square feet of retail space.The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Queens Plaza was $8,058 at December 31, 2013.
Maryland Portfolio. In July 2012, New Valley invested $5,000 for an approximate 30% interest in a joint venture that owns a 25% interest in a portfolio of approximately 5,500 apartment units primarily located in Baltimore County, Maryland. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded equity loss of $542 and $269 and received distributions of $575 and $117 for the year ended December 31, 2013 and 2012, respectively. New Valley's maximum exposure to loss as a result of its investment in NV Maryland was $3,498 at December 31, 2013.
ST Residential. In November 2013, New Valley invested $16,365 for an approximate 16.34% interest in a joint venture that owns four Class A multi-family rental assets in partnership with Winthrop Realty Trust. The four buildings are located in: Houston, Texas; Phoenix, Arizona; San Pedro, California; and Stamford, Connecticut. The buildings include 761 apartment units and 25,000 square feet of retail space. The investment is not a variable interest entity. New Valley accounts for this investment under the equity method of accounting. New Valley recorded an equity loss of $381 for the year ended December 31, 2013. New Valley's maximum exposure to loss as a result of its investment in ST Residential was $15,984 at December 31, 2013.
SOCAL Portfolio. On October 28, 2011, a newly-formed joint venture, between affiliates of New Valley and Winthrop Realty Trust, entered into an agreement with Wells Fargo Bank to acquire a $117,900 C-Note (the “C-Note”) for a purchase price of $96,700.  The C-Note was the most junior tranche of a $796,000 first mortgage loan originated in July 2007 which was

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateralized by a 31 property portfolio of office properties situated throughout southern California, consisting of approximately 4.5 million square feet.  The C-Note bore interest at a rate per annum of LIBOR plus 310 basis points, required payments of interest only prior to maturity and matured on August 9, 2012.  On November 3, 2011, New Valley invested $25,000 for an approximate 26% interest in the joint venture. The investment was a variable interest entity; however, New Valley was not the primary beneficiary.
The summarized financial information of the joint venture was as follows:

December 31, 2012
Cash	$11
Other current assets	2
Net loans receivable	—
Interest receivable	—
Other assets	—
Accrued expenses	—
Members' equity	13

	Year Ended December 31,	Year Ended December 31,
	2012	2011
Interest and dividend income	$25,122	$635
Costs and expenses	424	269
Interest expense, net	7,794	—
Income tax expense	12	—
Net income	$16,892	$366

On September 28, 2012, all outstanding principal and interest was repaid and the C-Note was retired. New Valley accounted for this investment under the equity method of accounting. New Valley received a liquidating distribution of $32,275 from the joint venture on September 28, 2012. New Valley received a liquidating distribution of $4,857 related to the winding down of the joint venture. New Valley recorded equity income of $4,857, $7,180 and $95 for the years ended December 31, 2013, 2012 and 2011, respectively. New Valley had no exposure to loss as a result of its investment in NV SOCAL LLC at December 31, 2013.

Hotels:
Chrystie Street. In December 2012, New Valley invested $1,973 for an approximate 49% interest in WG Chrystie LLC ("Chrystie Street") which owns a 37.5% ownership interest in 215 Chrystie Venture LLC which, through its affiliate, owns a condominium conversion project located in Manhattan. The joint venture plans to develop the property into a 29-story mixed-use property with PUBLIC, an Ian Schrager-branded boutique hotel, and luxury condominium residences. During 2013, all partners in the joint venture contributed pro-rata amounts to the joint venture, and New Valley's portion was $75. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Chrystie Street was $2,048 at December 31, 2013.
Park Lane Hotel. In November 2013, a subsidiary of New Valley acquired an approximate 5% interest in a joint venture that acquired the Park Lane Hotel, which is presently a 47-story, 605-room independent hotel owned and operated by the Helmsley Family Trust and Estate. The joint venture is developing plans for a hotel and luxury residential condominiums.  The development is estimated to take approximately 30 months from commencement of construction. New Valley had invested $19,331 in the joint venture as of December 31, 2013.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded equity income of $183 for the year ended December 31, 2013 related to the hotel operations. New Valley's maximum exposure to loss as a result of its investment in Park Lane Hotel was $19,514 at December 31, 2013.
Hotel Taiwana. In October 2011, New Valley invested $2,658 for an approximate 17% interest in Hill Street Partners LLP ("Hill"). Hill purchased a 37% interest in Hill Street SEP ("Hotel Taiwana") which owned a portion of a hotel located in St. Barthelemy, French West Indies. The hotel consists of 30 suites, 6 pools, a restaurant, lounge and gym. New Valley contributed additional capital of $4,770 in 2013, along with contributions of additional capital by the other investment partners of Hill Street Partners LLP ("Hill"). New Valley's investment percentage did not change. Hill used the contributions to purchase the remaining interest in Hotel Taiwana and make improvements to the property. The purpose of the investment is to renovate and the sell the hotel in its entirety or as hotel-condos.
The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in Hotel Taiwana was $7,428 at December 31, 2013.
Coral Beach. In December 2013, a subsidiary of New Valley invested $3,030 to acquire a 49% interest in a joint venture that acquired a 52-acre site in Bermuda.  The property consists of the Horizons Hotel, which includes 56 hotel units, and Coral Beach and Tennis Club, which includes 31 hotel units, in Bermuda.  The Coral Beach and Tennis Club is open while the Horizons hotel is closed.  Renovation will begin on the Coral Beach and Tennis Club in 2014 and the project is expected to be completed in 2015.
The investment is not a variable interest entity. New Valley accounts for this investment under the equity method of accounting. New Valley recorded an equity loss of $66 for the year ended December 31, 2013 related to the hotel operations. New Valley's maximum exposure to loss as a result of its investment in Coral Beach was $2,964 at December 31, 2013.

Consolidated real estate investments:
The components of “Investments in consolidated real estate businesses, net” were as follows:

	December 31, 2013	December 31, 2012
Escena, net	$10,625	$13,295
Indian Creek	10,286	—
Investment in consolidated real estate businesses, net	$20,911	$13,295

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
The assets have been classified as an “Investment in Escena, net” on the Company’s consolidated balance sheet and the components are as follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2013	December 31, 2012
Land and land improvements	$8,930	$11,430
Building and building improvements	1,530	1,530
Other	1,577	1,374
	12,037	14,334
Less accumulated depreciation	(1,412)	(1,039)
	$10,625	$13,295

The Company recorded an operating loss of $1,184, $628 and $503 for the years ended December 31, 2013, 2012 and 2011, respectively, from Escena.

In October 2013, the Company sold 200 of the 867 residential lots for approximately $22,700, net of selling costs. The remaining project consists of 667 residential lots, consisting of both single family and multi-family lots, an 18-hole golf course, clubhouse restaurant and golf shop, and a seven-acre site approved for a 450-room hotel.

Investment in Indian Creek. In March 2013, New Valley invested $7,616 for an 80% interest in Timbo LLC ("Indian Creek") which owns a residential real estate project located on Indian Creek, Florida. As a result of the 80% ownership interest, the consolidated financial statements of the Company include the balances of Indian Creek which included land and building of approximately $9,945, a line of credit of $3,570, equity interest of $4,742 and a minority interest of $1,185 as of December 31, 2013. New Valley received a distribution of $3,080 during the twelve months ended December 31, 2013, while $770 is payable to the minority interest shareholder as of December 31, 2013.

In May 2013, Indian Creek entered into a $8,400 line of credit for a construction loan, that bears interest at the Overnight LIBOR rate plus 250 basis points, floating, per annum. A total of $3,570 was outstanding under the facility and has been classified as a component of Notes payable on the Company's Condensed Consolidated Balance Sheet as of December 31, 2013.

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

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill & Indefinite Life Intangible Assets: The carrying amounts of goodwill and indefinite life intangible assets with changes therein were as follows:

Goodwill

Balance at of January 1, 2013	$—
Acquisitions	72,103
Balance at December 31, 2013	$72,103

All goodwill relates to the real estate segment and derived from the Douglas Elliman acquisition on December 13, 2013.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets: The carrying amounts of other intangible assets were as follows:

	Useful Lives in Years	December 31, 2013	December 31, 2012
Intangible asset associated with benefit under the Master Settlement Agreement	Indefinite	$107,511	$107,511

Trademark - Douglas Elliman	Indefinite	$80,000	$—

Favorable leases	1 - 10	$9,598	$—
Other intangibles	1 - 5	3,330	—
		12,928	—
Less: accumulated amortization on amortizable intangibles		(1,568)	—
		$11,360	$—
The intangible asset associated with the benefit under the Master Settlement Agreement relates to the market share payment exemption of The Medallion Company Inc. (now known as Vector Tobacco Inc., acquired in April 2002, under the Master Settlement Agreement ("MSA"), which states payments under the MSA continue in perpetuity. As a result, the Company believes it will realize the benefit of the exemption for the foreseeable future. The trademark intangible is attributed to the acquisition of the Douglas Elliman Realty brand name which the Company plans to continue using for the foreseeable future.
Amortization of other intangibles was $1,568, $0, and $0 for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, $1,356 was taken as an offset to revenue, which relates to amortization of backlog intangible asset, $197 was taken as rent expense for amortization of favorable leases and $15 was taken as other amortization expense. Amortization expense is estimated to be $5,089, $3,024, $1,500, $875, and $748 during the five years ended December 31, 2014 through 2018, respectively, and $124 thereafter.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consist of:

	December 31, 2013	December 31, 2012
Vector:
7.75% Senior Secured Notes due 2021	$450,000	$—
11% Senior Secured Notes due 2015, net of unamortized discount of $0 and $408	—	414,592
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $19,311 and $30,383*	30,689	19,617
6.75% Variable Interest Senior Convertible Exchange Notes due 2014, net of unamortized discount of $25,944 and $45,038*	81,586	62,492
3.875% Variable Interest Senior Convertible Debentures due 2026, net of unamortized discount of $0 and $36,107*	—	7,115
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $155,817 and $161,795*	74,183	68,205
Liggett:
Revolving credit facility	30,424	29,430
Term loan under credit facility	3,884	4,179
Equipment loans	17,252	17,810
Other	4,325	284
Total notes payable, long-term debt and other obligations	692,343	623,724
Less:
Current maturities	(151,577)	(36,778)
Amount due after one year	$540,766	$586,946
_____________________________

*
The fair value of the derivatives embedded within the 6.75% Variable Interest Senior Convertible Note ($6,607 at December 31, 2013 and $11,682 at December 31, 2012, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($12,521 at December 31, 2013 and $22,146 at December 31, 2012, respectively), the 3.875% Variable Interest Senior Convertible Debentures ($0 at December 31, 2013 and $39,714 at December 31, 2012, respectively), and the 7.5% Variable Interest Senior Convertible Debentures ( $92,934 at December 31, 2013 and $98,586 at December 31, 2012, respectively) is separately classified as a derivative liability in the condensed consolidated balance sheets.

11% Senior Secured Notes due 2015 — Vector:
On January 29, 2013, the Company announced a cash tender offer with respect to any and all of its outstanding $415,000 principal amount of its 11% Senior Secured Notes due 2015. The Company retired $336,315 of the 11% Senior Secured Notes at a premium of 104.292%, plus accrued and unpaid interest on February 12, 2013. The remaining $78,685 of the 11% Senior Secured Notes were called and retired on March 14, 2013 at a redemption price of 103.667% plus accrued and unpaid interest. The Company recorded a loss on the extinguishment of the debt of $21,458 for the year ended December 31, 2013. The loss included premium and tender costs of $17,820 and non-cash interest expense of $3,638 related to the write-off of net unamortized debt discount and deferred finance costs.
7.75% Senior Secured Notes due 2021:
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The 7.75% Senior Secured Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses. (See Note 20.) In addition, some of the guarantees are collateralized by second priority or first priority security interests in certain collateral of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.
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
6.75% Variable Interest Senior Convertible Note due 2014:
On May 11, 2009, the Company issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. The note pays interest (“Total Interest”) on a quarterly basis at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 6.75% per annum. The note is convertible into the Company’s common stock at the holder’s option. The conversion price as of December 31, 2013 of $11.784 per share (approximately 84.8591 shares of common stock per $1,000 principal amount of the note) is subject to adjustment for various events, including the issuance of stock dividends. The note will mature on November 15, 2014. The Company will redeem on May 11, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the note necessary to prevent the note from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the note) occurs, the Company will be required to offer to repurchase the note at 100% of its principal amount, plus accrued interest.
The purchaser of the 6.75% Note is an entity affiliated with Dr. Phillip Frost, who reported, after the consummation of the sale, beneficial ownership of approximately 11.7% of the Company’s common stock. Dr. Frost has reported that entities affiliated

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with him had beneficial ownership of approximately 16.7% of the Company's common stock following the purchase of additional shares in a privately-negotiated transaction with an existing stockholder.
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
The Company issued its 6.75% Exchange Notes to the holders in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 3(a)(9) thereof. The notes pay interest (“Total Interest”) on a quarterly basis beginning August 15, 2009 at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 6.75% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price as of December 31, 2013 of $13.369 per share (approximately 74.7982 shares of common stock per $1,000 principal amount of notes) is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on November 15, 2014. The Company will redeem on June 30, 2014 and at the end of each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make whole” payment.
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
The Company was required to mandatorily redeem on June 15, 2011, 10% of the total aggregate principal amount outstanding, or $11,000, of the Company's 3.875% Variable Interest Senior Convertible Debentures due 2026.  Other than the holders of $7 principal amount of the debentures, who had 10% of their aggregate principal amount of debentures mandatorily redeemed, each holder of the debentures chose to convert its pro-rata portion of the $11,000 of principal amount of debentures into 755,218 shares of the Company's common stock.  The Company recorded a non-cash accelerated interest expense related to the converted debt of $1,217 for the year ended December 31, 2012, on the conversion of the debentures. The debt conversion resulted in a non-cash financing transaction of $10,993.
Holders of the Debentures converted $2 principal amount of the Debentures into 131 shares of the Company's common stock in February 2012, $31,370 principal amount into 2,053,065 shares of common stock in June 2012, and $24,406 principal amount into 1,597,290 shares of common stock in September 2012. The Company recorded non-cash accelerated interest expense related to the converted debt of $14,960 for the year ended December 31, 2012. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $55,778. As of December 31, 2012, the principal amount of the Debentures outstanding was $43,222.
On October 29, 2013, the Company issued a Notice of Optional Redemption to each holder of the Debentures.  Pursuant to the Notice of Optional Redemption, the Company intended to redeem all of the remaining Debentures outstanding under the Indenture on November 29, 2013. In November 3013, holders of the debentures converted an aggregate of $43,222 principal amount of the debentures into 2,970,168 shares of the Company's common stock in November 2013. The Company recorded non-cash accelerated interest expense related to the converted debt of $12,414 for the year ended December 31, 2013. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $43,222.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.5% Variable Interest Senior Convertible Notes due 2019:
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
The 2019 Convertible Notes pay interest (“Total Interest”) on a quarterly basis beginning January 15, 2013 at a rate of 2.5% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 7.5% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price at December 31, 2013 was $17.62 per share (approximately 56.7568 shares of common stock per $1,000 principal amount of the note), is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on January 15, 2019. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Share Lending Agreement:
In connection with the offering of its 2019 Convertible Notes in November 2012, the Company lent Jefferies & Company ("Jefferies"), the underwriter for the offering, a total of 6,419,700 shares of the Company's common stock under the Share Lending Agreement. Jefferies is entitled to offer and sell such shares and use the sale to facilitate the establishment of a hedge position by investors in the notes and will receive all proceeds from the common stock offerings and lending transactions under the Share Lending Agreement. The Company received a nominal lending fee of $0.10 per share for each share of common stock that the Company lent pursuant to the Share Lending Agreement.
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
The Company received a nominal fee for the loaned shares and determined the fair value of the Share Lending Agreement was $3,204 at the date of issuance based on the present value of the future cash flows attributed to an estimated reduction in stated interest due to the presence of the Share Lending Agreement. The $3,204 fair value was recognized as a debt financing charge and is being amortized to interest expense over the term of the notes. In November 2012, 3,209,850 shares were returned but no cash was exchanged. As of December 31, 2013, 3,209,850 shares were outstanding on the Share Lending Agreement and $118 had been amortized to interest expense.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2013	2012	2011
6.75% note	$5,914	$2,842	$1,415
6.75% exchange notes	11,799	7,416	4,745
3.875% convertible debentures	155	57	195
7.5% convertible notes	3,614	369	—
Interest expense associated with embedded derivatives	$21,482	$10,684	$6,355

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Year Ended December 31,
	2013	2012	2011
6.75% note	$5,075	$5,247	$3,290
6.75% exchange notes	9,625	9,940	6,238
3.875% convertible debentures	(1,417)	(22,281)	(1,544)
7.5% convertible notes	5,652	(382)	—
(Loss) gain on changes in fair value of derivatives embedded within convertible debt	$18,935	$(7,476)	$7,984

The following table reconciles the fair value of derivatives embedded within convertible debt:

	6.75% Note	6.75% Exchange Notes	3.875% Convertible Debentures	7.5% Convertible Notes	Total
Balance at January 1, 2011	$20,219	$38,324	$82,949	$—	$141,492
Conversion of $11,000 of 3.875% Variable Interest Senior Convertible Debentures due June 15, 2011	—	—	(8)	—	(8)
(Gain) loss from changes in fair value of embedded derivatives	(3,290)	(6,238)	1,544	—	(7,984)
Balance at December 31, 2011	16,929	32,086	84,485	—	133,500
Conversion of $55,778 of 3.875% Variable Interest Senior Convertible Debentures due June 15, 2016	—	—	(67,052)	—	(67,052)
Issuance of 7.5% Note	—	—	—	98,204	98,204
(Gain) loss from changes in fair value of embedded derivatives	(5,247)	(9,940)	22,281	382	7,476
Balance at December 31, 2012	11,682	22,146	39,714	98,586	172,128
Conversion of $43,222 of 3.875% Variable Interest Senior Convertible Debentures due June 15, 2016	—	—	(41,131)	—	(41,131)
(Gain) loss from changes in fair value of embedded derivatives	(5,075)	(9,625)	1,417	(5,652)	(18,935)
Balance at December 31, 2013	$6,607	$12,521	$—	$92,934	$112,062

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense over the term of the debt using the effective interest method. The beneficial conversion feature has been recorded, net of income taxes, as an increase to stockholders’ equity.
A summary of non-cash interest expense associated with the amortization of the debt discount created by the beneficial conversion feature on the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2013	2012	2011
Amortization of beneficial conversion feature:
6.75% note	$5,157	$2,479	$1,234
6.75% exchange notes	7,294	4,582	2,932
3.875% convertible debentures	82	30	(80)
7.5% convertible notes	2,363	241	—
Interest expense associated with beneficial conversion feature	$14,896	$7,332	$4,086

Unamortized Debt Discount on Variable Interest Senior Convertible Debt:
The following table reconciles unamortized debt discount within convertible debt:

	6.75% Note	6.75% Exchange Notes	3.875% Convertible Debentures	7.5% Convertible Notes	Total
Balance at January 1, 2011	$38,353	$64,713	$83,060	$—	$186,126
Conversion of $11,000 of 3.875% Variable Interest Senior Convertible Debentures due June 15, 2011	—	—	3	—	3
Amortization of embedded derivatives	(1,415)	(4,745)	(195)	—	(6,355)
Amortization of beneficial conversion feature	(1,234)	(2,932)	80	—	(4,086)
Balance at December 31, 2011	35,704	57,036	82,948	—	175,688
Conversion of $55,778 of 3.875% Variable Interest Senior Convertible Debentures due June 15, 2016	—	—	(46,754)	—	(46,754)
Issuance of convertible notes - embedded derivative	—	—	—	98,204	98,204
Issuance of convertible notes - beneficial conversion feature	—	—	—	64,201	64,201
Amortization of embedded derivatives	(2,842)	(7,416)	(57)	(369)	(10,684)
Amortization of beneficial conversion feature	(2,479)	(4,582)	(30)	(241)	(7,332)
Balance at December 31, 2012	30,383	45,038	36,107	161,795	273,323
Conversion of $43,222 of 3.875% Variable Interest Senior Convertible Debentures due June 15, 2016	—	—	(35,870)	—	(35,870)
Amortization of embedded derivatives	(5,914)	(11,799)	(155)	(3,614)	(21,482)
Amortization of beneficial conversion feature	(5,157)	(7,294)	(82)	(2,363)	(14,896)
Balance at December 31, 2013	$19,312	$25,945	$—	$155,818	$201,075

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Facility expires on March 8, 2015; provided that Liggett may terminate the Credit Facility prior to March 8, 2015 at any time by giving at least 30 days prior written notice to Wells Fargo, and Wells Fargo may, at Well Fargo's option, terminate the Credit Facility at any time upon the occurrence and during the continuance of an Event of Default. Prime rate loans under the facility bear interest at a rate equal to the prime rate of Wells Fargo with Eurodollar rate loans bearing interest at a rate of 2.0% above Wells Fargo's adjusted Eurodollar rate. The credit facility contains covenants that provide that Liggett’s earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined under the credit facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined, under the credit facility, is less than $20,000. The covenants also require that annual Capital Expenditures, as defined under the credit facility (before a maximum carryover amount of $2,500), shall not exceed $15,000 during any fiscal year except for 2010, when Liggett was permitted to incur Capital Expenditures of up to $33,000.

Term Loan under Credit Facility— Liggett:

Within the commitment under the Credit Facility, Wells Fargo holds a mortgage on Liggett's manufacturing facility through a Term Loan with 100 Maple LLC ("Maple"), a subsidiary of Liggett. The outstanding balance under the Term Loan is $3,884, and the Term Loan expires on March 1, 2015. The Term Loan bears an interest rate equal to 1.75% more than Wells Fargo's adjusted Eurodollar rate. Monthly payments of $25 are due under the Term Loan from March 1, 2012 to February 1, 2015 ($885 in total) with the balance of $3,540 due at maturity on March 1, 2015.

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

For purposes of the EBITDA calculation, as defined under the Credit Facility, Liggett has excluded $86,213 related to the Engle Progeny settlement further described in Note 14.

As of December 31, 2013, a total of $34,308 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the facility was approximately $15,692 based on eligible collateral at December 31, 2013.
Equipment Loans — Liggett:
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
In 2013, Liggett entered into two financing agreements for a total of $6,580 related to the purchase of equipment. The weighted average interest rate of the outstanding debt is 4.66% per annum and the interest rates on the two notes are 3.28% and 4.99%. Total monthly installments are approximately $181.
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

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable and long-term debt	$692,343	$1,006,562	$623,724	$963,672

Notes payable and long-term debt are carried on the condensed balance sheet at amortized cost. The fair value determination disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 17 if such liabilities were recorded on the condensed balance sheet at fair value. The estimated fair value of the Company's notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company's credit risk as described in Note 1. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein are not necessarily indicative of the amount that could be realized in a current market exchange.

Scheduled Maturities:
Scheduled maturities of long-term debt are as follows:

	Principal	Unamortized Discount	Net
Year Ending December 31:
2014	$196,832	$45,257	$151,575
2015	13,268	—	13,268
2016	2,911	—	2,911
2017	230	—	230
2018	177	—	177
Thereafter	680,000	155,818	524,182
Total	$893,418	$201,075	$692,343

Weighted-Average Interest Rate on Current Maturities of Long-Term Debt:
The weighted-average interest rate on the Company’s total indebtedness at December 31, 2013 was approximately 9.77%.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	COMMITMENTS
Certain of the Company’s subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with non-cancelable terms of one year or more as of December 31, 2013 are as follows:

	Lease Commitments	Sublease Rentals	Net
Year Ending December 31:
2014	$18,146	$130	$18,016
2015	16,975	111	16,864
2016	13,762	—	13,762
2017	12,007	—	12,007
2018	9,999	—	9,999
Thereafter	26,032	—	26,032
Total	$96,921	$241	$96,680

The Company’s rental expense for the years ended December 31, 2013, 2012 and 2011 was $6,523, $4,100 and $4,313, respectively.

11.	EMPLOYEE BENEFIT PLANS
Defined Benefit Plans and Postretirement Plans:
Defined Benefit Plans.  The Company sponsors three defined benefit pension plans (two qualified and one non-qualified) covering virtually all individuals who were employed by Liggett on a full-time basis prior to 1994. Future accruals of benefits under these three defined benefit plans were frozen between 1993 and 1995. These benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the two qualified pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans’ assets and benefit obligations were measured at December 31, 2013 and 2012, respectively.
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
At December 31, 2013, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2014 – $0; 2015 – $0; 2016 – $0; 2017 – $0; 2018 – $29,641 and 2019 to 2023 – $12,484. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit;

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.
Postretirement Medical and Life Plans.  The Company provides certain postretirement medical and life insurance benefits to certain employees and retirees. Substantially all of the Company’s manufacturing employees as of December 31, 2013 are eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 271 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to approximately 183 active employees and 427 retirees who reach retirement age and are eligible to receive benefits under one of the Company’s defined benefit pension plans. The Company’s postretirement liabilities are comprised of Medicare Part B and life insurance premiums.
The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at January 1	$(153,716)	$(151,008)	$(10,158)	$(9,635)
Service cost	(1,170)	(1,275)	(16)	(14)
Interest cost	(5,518)	(6,513)	(418)	(465)
Plan settlement	1,819	—	—	—
Benefits paid	10,510	12,813	560	512
Expenses paid	350	308	—	—
Actuarial (gain) loss	(3,186)	(8,041)	1,133	(556)
Benefit obligation at December 31	$(150,911)	$(153,716)	$(8,899)	$(10,158)
Change in plan assets:
Fair value of plan assets at January 1	$128,060	$122,012	$—	$—
Actual return on plan assets	19,482	15,656	—	—
Plan settlement	(1,819)	—	—	—
Expenses paid	(350)	(308)	—	—
Contributions	2,173	3,513	560	512
Benefits paid	(10,510)	(12,813)	(560)	(512)
Fair value of plan assets at December 31	$137,036	$128,060	$—	$—
Funded status at December 31	$(13,875)	$(25,656)	$(8,899)	$(10,158)
Amounts recognized in the consolidated balance sheets:
Prepaid pension costs	$26,080	$12,870	$—	$—
Other accrued liabilities	(342)	(2,161)	(597)	(663)
Non-current employee benefit liabilities	(39,613)	(36,365)	(8,304)	(9,495)
Net amounts recognized	$(13,875)	$(25,656)	$(8,901)	$(10,158)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Service cost — benefits earned during the period	$1,170	$1,275	$1,422	$16	$14	$13
Interest cost on projected benefit obligation	5,518	6,513	7,481	418	465	500
Expected return on assets	(7,915)	(8,145)	(8,834)	—	—	—
Settlement loss	244	—	—	—	—	—
Amortization of net loss (gain)	1,918	3,602	2,807	(64)	(121)	(88)
Net expense	$935	$3,245	$2,876	$370	$358	$425

The following table summarizes amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost for the year ending 2014.

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Actuarial loss (gain)	$1,075	$(60)	$1,015

As of December 31, 2013, current year accumulated other comprehensive income, before income taxes, consists of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Prior year accumulated other comprehensive income	$(37,646)	$(182)	$(37,828)
Amortization of prior service costs	—	—	—
Amortization of gain (loss)	2,163	(64)	2,099
Net loss arising during the year	8,381	1,132	9,513
Current year accumulated other comprehensive loss	$(27,102)	$886	$(26,216)

As of December 31, 2012, current year accumulated other comprehensive income, before income taxes, consisted of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Prior year accumulated other comprehensive income	$(40,717)	$495	$(40,222)
Amortization of prior service costs	2,018	—	2,018
Amortization of gain (loss)	1,584	(121)	1,463
Net loss arising during the year	(531)	(556)	(1,087)
Current year accumulated other comprehensive (loss) income	$(37,646)	$(182)	$(37,828)

As of December 31, 2013, two of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $39,955, $39,955 and $0, respectively. As of December 31, 2012, three of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $103,663, $103,663 and $65,137, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Weighted average assumptions:
Discount rates — benefit obligation	3.00% - 4.75%	2.25% - 4.00%	3.75% - 4.75%	5.00%	4.25%	5.00%
Discount rates — service cost	2.25% - 4.00%	3.75% - 4.75%	5.25%	4.25%	5.00%	5.25%
Assumed rates of return on invested assets	6.50%	7.00%	7.00%	—	—	—
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%

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
The Company considers input from its external advisors and historical returns in developing its expected rate of return on plan assets. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. The Company’s actual 10-year annual rate of return on its pension plan assets was 7.2%, 7.5% and 5.2% for the years ended December 31, 2013, 2012 and 2011, respectively, and the Company’s actual five-year annual rate of return on its pension plan assets was 13.6%, 2.9% and 2.9% for the years ended December 31, 2013, 2012 and 2011, respectively.
Gains and losses resulting from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and changes in actual returns on plan assets as compared to assumed returns. These gains and losses are only amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2013, Liggett used a 15.37-year period for its Hourly Plan and a 16.28-year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. The amortization of deferred losses negatively impacts pension expense in the future.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vector’s defined benefit retirement plan allocations at December 31, 2013 and 2012, by asset category, were as follows:

	Plan Assets at December 31,
	2013	2012
Asset category:
Equity securities	50%	47%
Investment grade fixed income securities	28%	30%
High yield fixed income securities	10%	10%
Alternative investments	6%	8%
Short-term investments	6%	5%
Total	100%	100%

The defined benefit plans’ recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value Measurements as of December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$2,396	$—	$2,396	$—
Amounts in individually managed investment accounts:
Cash	7,424	7,424	—	—
U.S. equity securities	46,520	46,520	—	—
Common collective trusts	57,912	—	57,912	—
Investment partnership	22,748	—	13,717	9,031
Total	$137,000	$53,944	$74,025	$9,031

	Fair Value Measurements as of December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$2,079	$—	$2,079	$—
Amounts in individually managed investment accounts:
Cash, mutual funds and common stock	6,309	6,309	—	—
U.S. equity securities	43,246	43,246	—	—
Common collective trusts	65,867	—	52,714	13,153
Investment partnership	10,559	—	—	10,559
Total	$128,060	$49,555	$54,793	$23,712

The fair value determination disclosed above of assets as Level 3 under the fair value hierarchy was determined based on unobservable inputs and were based on company assumptions, and information obtained from the investments based on the indicated market values of the underlying assets of the investment portfolio. The fair value of investment included in Level 1 are

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on quoted market prices from various stock exchanges. The Level 2 investments are based on quoted market prices of of similar investments.
The changes in the fair value of these Level 3 investments as of December 31, 2013 and 2012 were as follows:

	2013	2012
Balance as of January 1	$23,712	$22,582
Transfers	(13,153)	—
Distributions	(2,669)	(2,905)
Contributions	—	864
Unrealized loss on long-term investments	(1,779)	2,442
Realized gain on long-term investments	2,920	729
Balance as of December 31	$9,031	$23,712

For 2013 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 4.25% and 7% between 2014 and 2021 and 4.5% after thereafter. For 2012 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 4.25% and 7% between 2013 and 2021 and 4.5% after 2021.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$6	$(6)
Effect on benefit obligation	119	(110)

To comply with ERISA’s minimum funding requirements, the Company does not currently anticipate that it will be required to make any contributions to the pension plan year beginning on January 1, 2014 and ending on December 31, 2014. Any additional funding obligation that the Company may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
Estimated future pension and postretirement medical benefits payments are as follows:

	Pension	Postretirement Medical
2014	$10,749	$596
2015	10,422	603
2016	10,080	607
2017	9,793	611
2018	39,101	615
2019 - 2023	54,013	3,114

Profit Sharing and Other Plans:
The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $1,190, $1,161 and $1,101 for the years ended December 31, 2013, 2012 and 2011, respectively.

12.	INCOME TAXES
The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. The amounts provided for income taxes are as follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2013	2012	2011
Current:
U.S. Federal	$20,808	$24,246	$30,458
State	3,521	6,185	8,313
	$24,329	$30,431	$38,771
Deferred:
U.S. Federal	$596	$(5,779)	$7,765
State	(130)	(1,557)	1,601
	466	(7,336)	9,366
Total	$24,795	$23,095	$48,137

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31, 2013		December 31, 2012
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Excess of tax basis over book basis- non-consolidated entities	$4,434	$3,582	$3,654	$—
Employee benefit accruals	19,539	9,378	17,508	2,383
Book/tax differences on fixed and Intangible assets	—	48,086	—	45,439
Book/tax differences on inventory	—	19,213	—	18,165
Book/tax differences on long-term investments	—	30,898	1	—
Impact of accounting on convertible debt	9,202	44,823	16,306	56,346
Impact of timing of settlement payments	56,551	—	32,113	706
Various U.S. state tax loss carryforwards	10,010	—	10,854	—
Other	8,231	27,404	11,625	13,792
Valuation allowance	(6,014)	—	(6,310)	—
	$101,953	$183,384	$85,751	$136,831

Vector Tobacco had tax effected state and local net operating loss carryforwards of $10,010 and $10,854, respectively at December 31, 2013 and 2012, expiring through tax year 2027. The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance of $6,014 and $6,310 at December 31, 2013 and 2012, respectively, consisted primarily of a reserve against Vector Tobacco's state and local net operating loss carryforwards. The valuation allowance was reduced in 2013 and 2012, respectively, as a result of changes in estimates in Vector Tobacco's ability to utilize state tax net operating losses in future years because of changes in state tax apportionment and projected taxable income.
The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws.
Deferred federal income tax expense differs in 2013, 2012 and 2011 as a result of reclassifications between current and deferred tax liabilities. The deferred tax expense in 2013 results primarily from the utilitization of state tax net operating losses. The deferred tax benefit in 2012 results primarily from the non-cash interest charges associated with the Company's convertible debt partially offset by the recognition of temporary differences (related to depreciation and amortization) at the Liggett and Vector Tobacco segments. The deferred tax expense in 2011 results from temporary differences related primarily to bonus depreciation for federal tax purposes at the Liggett segment.
Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2013	2012	2011
Income before income taxes	$63,487	$53,717	$123,157
Federal income tax expense at statutory rate	22,221	18,801	43,105
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	2,204	3,009	6,444
Impact of non-controlling interest	88	—	—
Non-deductible expenses	2,698	3,311	1,974
Impact of domestic production deduction	(1,889)	(2,026)	(4,256)
Tax credits	(433)	—	—
Changes in valuation allowance, net of equity and tax audit adjustments	(94)	—	870
Income tax expense	$24,795	$23,095	$48,137

The following table summarizes the activity related to the unrecognized tax benefits:

Balance at January 1, 2011	$6,768
Additions based on tax positions related to prior years	250
Expirations of the statute of limitations	(421)
Balance at December 31, 2011	6,597
Additions based on tax positions related to prior years	588
Expirations of the statute of limitations	(916)
Balance at December 31, 2012	6,269
Additions based on tax positions related to prior years	179
Settlements	(250)
Expirations of the statute of limitations	(3,076)
Balance at December 31, 2013	$3,122

In the event the unrecognized tax benefits of $3,122 and $6,269 at December 31, 2013 and 2012, respectively, were recognized, such recognition would impact the annual effective tax rates. During 2013, the accrual for potential penalties and interest related to these unrecognized tax benefits was decreased by $877, and in total, as of December 31, 2013, a liability for potential penalties and interest of $776 has been recorded. During 2012, the accrual for potential penalties and interest related to these unrecognized tax benefits was increased by $149, and in total, as of December 31, 2012, a liability for potential penalties and interest of $1,653 has been recorded.
It is reasonably possible the Company may recognize up to approximately $2,027 of currently unrecognized tax benefits over the next 12 months, pertaining primarily to expiration of statutes of limitations of positions reported on state and local income tax returns. The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations.
In 2013, the Internal Revenue Service concluded an audit of the Company’s income tax return for the year ended December 31, 2009. There was no material impact on the Company’s consolidated financial statements as a result of the audit.

13.	STOCK COMPENSATION
The Company granted equity compensation under its Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”) until the 1999 Plan expired on December 31, 2013.
Stock Options.  The Company accounts for stock compensation by valuing unvested stock options granted prior to January 1, 2006 under the fair value method of accounting and expensing this amount in the statement of operations over the stock options’ remaining vesting period.
The Company recognized compensation expense of $2,212, $1,755 and $1,715 related to stock options in the years ended December 31, 2013, 2012 and 2011, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All awards have a contractual term of ten years and awards vest over a period of three to five years depending upon each grant. The fair value of option grants is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price characteristics which are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.
The assumptions used under the Black-Scholes option pricing model in computing fair value of options are based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company’s common stock over the expected term of the option. There were no new grants in the year ended December 31, 2012. The assumptions used for grants in the years ended December 31, 2013 and 2011 were as follows:

	2013	2011
Risk-free interest rate	0.6% – 1.8%	1.4% – 1.9%
Expected volatility	20.05% – 24.08%	24.78% – 25.02%
Dividend yield	0.0%	0.0% - 10.08%
Expected holding period	4.00 – 10.00 years	4.00 – 4.75 years
Weighted-average grant date fair value	$2.72 – $5.80	$0.90 – $3.81

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of employee stock option transactions follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding on January 1, 2011	2,664,481	$12.13	6.0	$11,208
Granted	529,035	$14.84
Exercised	(557,887)	$10.33
Canceled	(212,225)	$—
Outstanding on December 31, 2011	2,423,404	$12.48	7.6	$11,187
Granted	—	$—
Exercised	(16,883)	$8.25
Canceled	(6,599)	$14.35
Outstanding on December 31, 2012	2,399,922	$12.50	6.6	$4,371
Granted	787,500	$15.36
Exercised	(40,175)	$13.54
Canceled	(13)	$—
Outstanding on December 31, 2013	3,147,234	$13.21	6.5	$9,959
Options exercisable at:
December 31, 2011	411,452
December 31, 2012	418,359
December 31, 2013	1,777,158
_____________________________

(1)
The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($16.37, $14.16 and $16.10 at December 31, 2013, 2012 and 2011, respectively) exceeds the option exercise price.

Additional information relating to options outstanding at December 31, 2013 follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			12/31/2013			12/31/2013
$0.00	-	$12.13	1,679,616	5.3	$11.64	1,679,616	5.3	$11.64	$—
$12.13	-	$14.55	180,024	5.7	$13.61	97,542	5.0	$13.64	—
$15.28	-	$16.98	1,287,594	8.3	$15.19	—		$—	—
$17.82	-	$19.40	—	—	$—	—		$—	—
$20.37	-	$21.83	—	—	$—	—		$—	—
$22.91	-	$24.25	—	—	$—	—		$—	—
$0.00	-	$0.00	—	—	$—	—		$—	—
$0.00	-	$0.00	—	—	$—	—		$—	—
			3,147,234	6.5	$13.21	1,777,158	5.3	$11.75	$8,203

As of December 31, 2013, there was $2,577 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately 2.78 years at December 31, 2013.
The Company reflects the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a component of “Cash Flows from Financing Activities.”

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-qualified options for 787,500 shares of common stock were issued during 2013. The exercise price of the options granted was $15.36 in 2013. The exercise price of the options granted in 2013 were at the fair value on the date of the grants.
No non-qualified options for shares of common stock were issued during 2012.
Non-qualified options for 529,035 shares of common stock were issued during 2011. The exercise price of the options granted were between $13.72 and $14.90 in 2011. The exercise prices of the options granted in 2011 were at the fair value on the dates of the grants.
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
The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $93, $129 and $2,051, respectively. Tax benefits related to option exercises of $38, $52 and $821 were recorded as increases to stockholders’ deficiency for the years ended December 31, 2013, 2012 and 2011, respectively.
Restricted Stock Awards. In May 2013, the Company granted 10,500 restricted shares of the Company’s common stock (the "May 2013 Grant") pursuant to the 1999 Plan to each of its five outside directors. The shares vest over three years and the Company will recognize $815 of expense over the vesting period of the May 2013 Grant. The Company recognized expense of $161 for the year ended December 31, 2013.
In June 2010, the Company granted 12,155 restricted shares of the Company’s common stock (the "June 2010 Grant") pursuant to the 1999 Plan to each of its five outside directors. In November 2011, one of the outside directors resigned from the board and 8,104 of the restricted shares granted in June 2010 were forfeited and canceled. The remaining shares vested over three years and the Company recognized $749 of expense over the vesting period of the June 2010 Grant. In November 2011, the Company also granted 7,350 restricted shares of the Company's stock (the "November 2011 grant") pursuant to the 1999 Plan to the replacement director. The shares granted to the replacement director vested over approximately 19 months. The Company recognized $120 of expense over the vesting period for the November 2011 Grant. The Company recognized expense of $133 and $280 of expense for the years ended December 31, 2013 and 2012, respectively.
In October 2013, the President and Chief Executive Officer of Liggett Group LLC and Liggett Vector Brands LLC was awarded a restricted stock grant of 27,500 shares of Vector’s common stock pursuant to the 1999 Plan. The shares will vest on the earlier of March 15, 2019, contingent upon performance-based targets being achieved by the Company's tobacco segment, or October 31, 2020, if the performance-based targets are not achieved. He will receive dividends on the restricted shares as paid. In the event that his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The fair market value of the restricted shares on the date of grant was $458 and is being amortized over the vesting period as a charge to compensation expense.
In April 2009, the President of the Company was awarded a restricted stock grant ("April 2009 Award Agreement") of 638,142 shares of Vector’s common stock pursuant to the 1999 Plan ("April 2009 Award Shares") . Under the terms of the April 2009 Award Agreement, one-fifth of the shares vest on September 15, 2010, with an additional one-fifth vesting on each of the four succeeding one-year anniversaries of the first vesting date through September 15, 2014. In the event that his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The fair market value of the restricted shares on the date of grant was $6,467 and was being amortized over the vesting period as a charge to compensation expense.
On December 11, 2012, the Compensation Committee of the Board of Directors of the Company approved an acceleration of the vesting to December 11, 2012 of an aggregate 255,256 shares of restricted stock that were previously scheduled to vest in equal parts on September 15, 2013 and September 15, 2014.
In connection with, and as a condition to, the acceleration of the vesting schedule, the President of the Company entered into an Amendment to the April 2009 Award Agreement and an Agreement (the “Agreement”) with the Company, effective as of December 11, 2012. Pursuant to the Agreement, he agreed, in the event his employment with the Company terminates prior to September 15, 2014, to repay to the Company, in either shares of the Company's common stock or cash, the fair market value on

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the termination date of that portion of the Award Shares that he would have otherwise had to forfeit under the April 2009 Award Agreement had the vesting of the April 2009 Award Shares not been accelerated, plus cash in the amount of any Accrued Dividends and any additional dividends declared on such shares.
The Company recognized expense of $2,381 for the year ended December 31, 2012 that included additional compensation expense of $288 related to the modified requisite service period of the accelerated vesting and the recognition of the unamortized compensation costs related to the accelerated vesting of $2,093. The Company recorded an expense of $1,188 for the year ended December 31, 2011.
As of December 31, 2013, there was $1,100 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 1.24 years at December 31, 2013.
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

14. CONTINGENCIES

Tobacco-Related Litigation:

Overview
Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and other cigarette manufacturers. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling ("Engle progeny cases"); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation are not quantifiable at this time. For the twelve months ended December 31, 2013 and 2012, Liggett incurred tobacco product liability legal expenses and other related litigation costs totaling $9,321 and $9,666, respectively. The 2013 litigation costs do not include a charge of $86,213 associated with the Engle Progeny Settlement, discussed below.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals, Liggett has secured approximately $5,337 in bonds as of December 31, 2013.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, Florida amended its existing bond cap statute by adding a $200,000 bond cap that applies to all Engle progeny cases in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. In several cases, plaintiffs have challenged the constitutionality of the bond cap statute, but to date the courts that have addressed the issue have upheld the constitutionality of the statute. The plaintiffs have appealed some of these rulings and the Florida Supreme Court, after granting review of the Hall decision denying plaintiff's challenge to the bond cap statute, subsequently dismissed the matter prior to the scheduled argument as moot. No federal court has yet addressed the issue. Although the Company cannot predict the outcome of such challenges, it is possible that the Company's consolidated financial position, results of operations, and cash flows could be materially adversely affected by an unfavorable outcome of such challenges.
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in this Note 14: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.
Cautionary Statement About Engle Progeny Cases. Judgments have been entered against Liggett and other industry defendants in Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. To date, the United States Supreme Court has declined to review these cases. As of December 31, 2013, 16 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts. Eleven verdicts were returned in favor of the plaintiffs and five in favor of Liggett. Excluding the Lukacs case, which was tried in 2002, seven years before the trials of Engle progeny cases commenced, the compensatory verdicts against Liggett have ranged from $1 to $3,479. In certain cases, the judgments entered have been joint and several with other defendants. In two of the cases, punitive damages were awarded against Liggett for $1,000 and $7,600. Except as discussed in this Note 14 regarding the cases where an adverse verdict was entered against Liggett and that remain on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members' claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages. The Company believes that the process under which Engle progeny cases are tried is unconstitutional and continues to pursue its appellate rights in the remaining cases.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett's past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of certain pending smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. Liggett may, however, enter into settlement discussions in particular cases if it believes it is in its best interest to do so, including the remaining Engle progeny cases. As of December 31, 2013, Liggett (and in certain cases the Company), had settled 151 Engle progeny cases for approximately $1,129 in the aggregate. In addition, in October 2013, Liggett announced a global settlement of the claims of over 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement, below).

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Individual Actions
As of December 31, 2013, there were 59 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include Engle progeny cases or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions, by state, that are pending against Liggett or the Company as of December 31, 2013:

State	Number of Cases
Florida	39
New York	9
Maryland	4
Louisiana	3
West Virginia	2
Missouri	1
Ohio	1

The plaintiffs' allegations of liability in cases in which individuals seek recovery for injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, breach of special duty, strict liability, fraud, concealment, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, property damage, invasion of privacy, mental anguish, emotional distress, disability, shock, indemnity, violations of deceptive trade practice laws, the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), state RICO statutes and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including treble/multiple damages, medical monitoring, disgorgement of profits and punitive damages. Although alleged damages often are not determinable from a complaint, and the law governing the pleading and calculation of damages varies from state to state and jurisdiction to jurisdiction, compensatory and punitive damages have been specifically pleaded in a number of cases, sometimes in amounts ranging into the hundreds of millions and even billions of dollars.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had until January 2008 in which to file individual lawsuits. As a result, Liggett and the Company, and other cigarette manufacturers, were named defendants in thousands of Engle progeny cases in both federal and state courts in Florida. Although the Company was not named as a defendant in the Engle case, it was named as a defendant in most of the Engle progeny cases where Liggett was named as a defendant.
Engle Progeny Settlement
On October 23, 2013, a settlement was announced among the Company and approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, and as a result of the satisfaction of certain conditions by the participating plaintiffs and their counsel, Liggett will pay a total of approximately $110,000, with approximately $2,100 paid in December 2013, approximately $59,500 paid in February 2014 and the balance to be paid in installments over the next 14 years, with a cost of living adjustment beginning in year eight. The Company recorded a charge of $86,213 for the year ended December 31, 2013 in connection with the settlement. Of this amount, $25,213 is related to certain payments discounted to their present value because the timing and amounts of such payments are fixed and determinable. The present value of the installment payments was computed using an 11% annual discount rate. The installment payments total approximately $48,000 on an undiscounted basis. The Company’s future payments are estimated to be approximately $3,000 in 2015, $3,500, per annum in 2016 through 2018 and approximately $34,500 in the aggregate thereafter.
The settlement provides for a standstill precluding further litigation against the Company and Liggett by the participating plaintiffs. In December 2013, Liggett funded approximately $2,100 into the court approved qualified settlement fund with respect to the de minimis and non-use cases and those cases were dismissed with prejudice against the Company and Liggett. Notwithstanding the comprehensive nature of the Engle Progeny Settlement, approximately 400 plaintiffs did not participate in the settlement and, therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company's consolidated financial position, results of operations and cash flows.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013, the following Engle progeny cases have resulted in judgments against Liggett:

Date	Case Name	County	Net Compensatory Damages	Punitive Damages	Status
June 2002	Lukacs v. R.J. Reynolds	Miami-Dade	$12,418	None	Liggett satisfied the judgment and the case is concluded.
August 2009	Campbell v. R.J. Reynolds	Escambia	$156	None	Liggett satisfied the judgment and the case is concluded.
March 2010	Douglas v. R.J. Reynolds	Hillsborough	$1,350	None	Liggett satisfied the judgment and the case is concluded.
April 2010	Clay v. R.J. Reynolds	Escambia	$349	$1,000	Liggett satisfied the judgment and the case is concluded.
April 2010	Putney v. R.J. Reynolds	Broward	$3,008	None
On June 12, 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings. Plaintiff filed a motion for rehearing which was denied. Both sides have sought discretionary review from the Florida Supreme Court. The appeal is stayed pending the outcome of the Hess appeal.

April 2011	Tullo v. R.J. Reynolds	Palm Beach	$225	None	Affirmed by the Fourth District Court of Appeal. The defendants have sought discretionary review from the Florida Supreme Court.
January 2012	Ward v. R.J. Reynolds	Escambia	$1	None
Affirmed by the First District Court of Appeal. Liggett satisfied the merits judgment and other than an issue regarding attorneys' fees, the case is concluded. Oral argument on the attorneys' fee appeal occurred on February 11, 2014.

May 2012	Calloway v. R.J. Reynolds	Broward	$1,947	$7,600	A joint and several judgment for $16,100 was entered against R.J. Reynolds, Philip Morris, Lorillard and Liggett. On appeal to the Fourth District Court of Appeal.
December 2012	Buchanan v. R.J. Reynolds	Leon	$2,035	None	A joint and several judgment for $5,500 was entered against Liggett and Philip Morris. On appeal to the First District Court of Appeal.
May 2013	Cohen v. R.J. Reynolds	Palm Beach	$205	None	Defendants' motion seeking a new trial was granted by the trial court. Plaintiff appealed to the Fourth District Court of Appeal.
August 2013	Rizzuto v. R.J. Reynolds	Hernando	$3,479	None
A joint and several judgment for $11,132 was entered against Philip Morris and Liggett. The court denied defendants' request to reduce the compensatory damages by the plaintiff's comparative fault. On appeal to the Fifth District Court of Appeal.

The Company's potential range of loss in the Putney, Tullo, Calloway, Buchanan, Cohen and Rizzuto cases is between $0 and $18,500 in the aggregate, plus accrued interest and legal fees. In determining the range of loss, the Company considers potential settlements as well as future appellate relief. Except as disclosed elsewhere in this Note 14, the Company is unable to determine a range of loss related to the remaining Engle progeny cases. No amounts have been expensed or accrued in the accompanying consolidated financial statements for the cases described above. However, as cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Instead, in the Waggoner case, the United States District Court for the Middle District of Florida ruled that the application of the Phase I findings did not deprive defendants of any constitutional due process rights. The court ruled, however, that plaintiffs must establish legal causation to establish liability. With respect to punitive damages, the district court held that the plaintiffs could rely on the findings in support of their punitive damages claims but that, in addition, plaintiffs must demonstrate specific conduct by specific defendants, independent of the Engle findings, that satisfies the standards for awards of punitive damages. The Waggoner ruling applies to all of the cases pending in the Middle District of Florida. Subsequently, in September 2013 the United States Court of Appeals for the Eleventh Circuit affirmed the judgments in two lower court cases, holding that giving full faith and credit to the Florida Supreme Court's Engle decision would not deprive defendant R.J. Reynolds of due process of law.
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
In the Rey case, a state court case, the trial court entered final summary judgment on all claims in favor of the Company, Liggett and Lorillard based on what has been referred to in the Engle progeny litigation as the "Liggett Rule."  The Liggett Rule stands for the proposition that a manufacturer cannot have liability to a smoker under any asserted claim if the smoker did not use a product manufactured by that particular defendant.  The Liggett Rule is based on the entry of final judgment in favor of Liggett/Brooke Group in Engle on all of the claims asserted against them by class representatives Mary Farnan and Angie Della Vecchia, even though the Florida Supreme Court upheld, as res judicata, the generic finding that Liggett/Brooke Group engaged in a conspiracy to commit fraud by concealment. In September 2011, the Third District Court of Appeal affirmed in part and reversed in part holding that the defendants were entitled to summary judgment on all claims asserted against them other than the claim for civil conspiracy.  Defendants' further appellate efforts were unsuccessful.
In March 2012, in Douglas, the Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants' federal due process rights. In March 2013, the Florida Supreme Court affirmed the use of Engle jury findings and determined that there is no violation of the defendants' due process rights. This was the first time the Florida Supreme Court addressed the merits of an Engle progeny case. In October 2013, the United States Supreme Court declined to review the decision and Liggett satisfied the judgment.
Liggett Only Cases.  There are currently five cases pending where Liggett is the only remaining tobacco company defendant. These cases consist of three Individual Actions and two Engle progeny cases. In one of the Individual Actions, Hausrath (NY state court), plaintiff moved to restore the case to the active docket calendar after it was removed by the court. The motion was granted. There has been no recent activity in the other two Individual Actions. The two Engle progeny cases are not currently set for trial. Cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases.
Class Actions
As of December 31, 2013, there were four actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.
Plaintiffs' allegations of liability in class action cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, nuisance, breach of express and implied

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In November 1997, in Young v. American Tobacco Co., a purported personal injury class action was commenced on behalf of plaintiff and all similarly situated residents in Louisiana who, though not themselves cigarette smokers, allege they were exposed to secondhand smoke from cigarettes that were manufactured by the defendants and suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. In March 2013, the court entered an order staying this case pending the implementation of the smoking cessation program ordered by the court in Scott v. The American Tobacco Co., outcome of an appeal in another matter, which has been concluded. There has been no further activity in this case.
In February 1998, in Parsons v. AC & S Inc., a class was commenced on behalf of all West Virginia residents who allegedly have personal injury claims arising from exposure to cigarette smoke and asbestos fibers. The complaint seeks to recover $1,000 in compensatory and punitive damages individually and unspecified compensatory and punitive damages for the class. The case is stayed as a result of the December 2000 bankruptcy of three of the defendants.
In February 2000, in Smith v. Philip Morris, a case pending in Kansas, the class alleges that cigarette manufacturers conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs seek to recover an unspecified amount in actual and punitive damages. Class certification was granted in November 2001. In January 2012, the trial court heard oral argument on defendants' motions for summary judgment and in March 2012, the court granted the motions and dismissed plaintiffs' claims with prejudice. In July 2012, plaintiffs noticed an appeal. Oral argument occurred on December 11, 2013. A decision is pending.
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action. After two mistrials, on May 15, 2013, the jury rejected all but one of the plaintiffs' claims, finding for the plaintiffs on the claim that ventilated filter cigarettes, sold between 1964 and July 1, 1969, should have included instructions on how to use them. On July 15, 2013, plaintiffs filed a renewed motion for judgment as a matter of law and a motion for a new trial. Defendants filed a motion for judgment notwithstanding the verdict. All post-trial motions were denied and the issue of damages was reserved for further proceedings that have not yet been scheduled. Final judgment as to liability was issued on October 28, 2013, after which the plaintiff filed a Notice of Appeal with respect to the defense verdicts obtained on five of the six claims. The defendants did not appeal the verdict in favor of the plaintiff on the "failure to instruct" claim which impacted less than 30 of the plaintiffs. If the case were to proceed against Liggett, it is estimated that Liggett could be a defendant in approximately 100 of the individual cases.
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
Health Care Cost Recovery Actions
As of December 31, 2013, there was one remaining Health Care Cost Recovery Action pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Upcoming Trials
As of December 31, 2013, there were 26 Engle progeny cases scheduled for trial through December 31, 2014, where Liggett and/or the Company are named defendants. Thirteen of these cases will be dismissed as a result of the Engle Progeny Settlement. Beatty, an Individual Action, is set for trial on September 5, 2014. Trial dates are, however, subject to change.
MSA and Other State Settlement Agreements
In March 1996, March 1997 and March 1998, Liggett entered into settlements of smoking-related litigation with 45 states and territories. The settlements released Liggett from all smoking-related claims made by those states and territories, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of 1.63% (approximately 1.65% if the gross vs net settlement is not concluded) of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco's domestic shipments accounted for 3.3% of the total cigarettes sold in the United States in 2013. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 31, 2013, Liggett pre-paid $95,000 of its 2013 MSA payment obligation. On April 15, 2014, Liggett and Vector Tobacco will pay the balance of their 2013 MSA obligation estimated to be approximately $16,800.
Certain MSA Disputes
NPM Adjustment.  In March 2006, an economic consulting firm selected pursuant to the MSA determined that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers, to non-participating manufacturers, for 2003. This is known as the “NPM Adjustment.” The economic consulting firm subsequently rendered the same decision with respect to 2004 and 2005. In March 2009, a different economic consulting firm made the same determination for 2006. As a result, the manufacturers are entitled to potential NPM Adjustments to each of their 2003 - 2006 MSA payments. The Participating Manufacturers are also entitled to potential NPM Adjustments to their 2007 - 2012 payments pursuant to agreements entered into between the OPMs and the Settling States under which the OPMs agreed to make certain payments for the benefit of the Settling States, in exchange for which the Settling States stipulated that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers for each of those years. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid allocation of the NPM Adjustment to the payments made by the manufacturers for the benefit of that Settling State.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective December 17, 2012, the Participating Manufacturers entered into a “term sheet” with 20 Settling States setting out terms for settlement of the NPM Adjustment for 2003 through 2012 and addressing the NPM Adjustment with respect to those states for future years. Certain of the non-settling states objected to the settlement. In March 2013, the arbitration panel entered a Stipulated Partial Settlement and Award which, among other things, overruled the objections of the non-settling states and directed the independent auditor to implement certain terms of the term sheet effective with the April 15, 2013 MSA payments. In May 2013, two additional states joined the settlement. Several non-settling states are attempting to vacate the settlement award by filing state court actions. In Idaho, a trial court denied that state's motion to vacate, and the state noticed an appeal of that denial. Although certain terms of the settlement were implemented by the independent auditor on April 15, 2013, no assurance can be given as to the ultimate outcome of the non-settling states' challenges. It is possible that Liggett or Vector Tobacco might be required to make additional payments in connection with this dispute.

As a result of the settlement, in the first quarter of 2013 Liggett and Vector Tobacco recognized income of $5,602. Following the additional two states joining the settlement in May 2013, Liggett and Vector Tobacco recognized an additional $1,345 of income in the second quarter of 2013. The remaining NPM Adjustment accrual of $27,600 at December 31, 2013 relates to the disputed amounts Liggett and Vector Tobacco have withheld from the non-settling states for 2004 through 2010. Approximately $16,600 remains in the disputed payments accounts relating to the 2011 and 2012 NPM Adjustment dispute with these non-settling states.
In September 2013, the panel issued its decisions with respect to the 15 states that did not enter into the stipulated partial settlement and award, finding that six states did not diligently enforce their MSA escrow statutes in 2003. As a result, in April 2014, Liggett is entitled to receive a credit for the 2003 NPM Adjustment, in the amount of $5,987 including interest. This amount was recognized in the third quarter of 2013. All six of the states that were found to be non-diligent have filed motions in state court seeking to vacate the arbitration award. No assurance can be given as to the ultimate outcome of these challenges.

"Gross" v. "Net" Calculations.  In October 2004, the independent auditor notified Liggett and all other Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, had been re-calculated using “net” units, rather than “gross” units (which had been used since 1999). Liggett objected to this retroactive change and disputed the change in methodology.
The change in the method of calculation could have resulted in Liggett owing as much as $38,800 of additional MSA payments for prior years, including interest, because the proposed change from “gross” to “net” units would have lowered Liggett’s grandfathered market share exemption under the MSA. The Company estimated that Liggett’s future annual MSA payments would have been at least approximately $2,500 higher under the revised method of calculation.
In December 2012, the parties arbitrated the dispute before a panel of three arbitrators. In February 2013, the arbitrators granted the relief sought by Liggett.  The arbitrators ruled that the limitations provisions of the MSA precluded the independent auditor from recalculating Liggett's grandfathered market share exemption or Liggett's payment obligations beyond the last four years.  The arbitrators further ruled that, for purposes of calculating Liggett's payment obligations for the applicable years, Liggett's market share calculated on a net basis, should be increased by a factor of 1.25%.  Liggett filed a motion seeking correction of the part of the arbitrators' decision that would require the 1.25% increase in Liggett's market share. The states objected to Liggett's motion and sought additional relief from the panel declaring that any adjustment ordered by the panel is not limited by the four year limitations set forth in the MSA. If the arbitrator's ruling is not modified, Liggett would be required to pay approximately $16,200 for the previous five years. If the relief requested by the states is granted, Liggett could be required to pay up to

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $36,200. The panel agreed to hear arguments on the motions in May 2013, but due to the conditional settlement described below, the parties agreed to adjourn the hearing.
In June 2013, Liggett and a negotiating group on behalf of the Settling States reached an agreement in principle to resolve all disputes regarding "gross" v. "net", subject to definitive documentation and approval thereof by each Settling State. The proposed settlement requires that Liggett pay $8,500 to the Settling States and agree to reduce its market share exemption from 1.645% to 1.63% starting in 2013 and for all years thereafter. In exchange, the Settling States will release Liggett from all claims in connection with the "gross" v. "net" dispute. The Company has fully accrued the proposed settlement payment of $8,500. There can be no assurance that the settlement will be concluded and if it is not, that Liggett will be successful in seeking modification of the award by the panel or that Liggett will not be required to make additional payments, which could adversely affect the Company’s consolidated financial position, results of operations and cash flows.
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
Cautionary Statement.  Management is not able to predict the outcome of the litigation pending or threatened against Liggett or the Company. Litigation is subject to many uncertainties. Through December 31, 2013, Liggett has been found liable in eleven Engle progeny cases. In five of the cases, the verdicts were affirmed on appeal and the judgments were satisfied by Liggett. Although Liggett has appealed the remaining adverse verdicts, appellate efforts to date have generally not been successful. Liggett has also had judgments entered against it in Individual Actions, which were affirmed on appeal and satisfied by Liggett. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may attempt to settle particular cases if it believes it is in its best interest to do so.
Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking-related case could encourage the commencement of additional litigation. Except as discussed in this Note 14, management is unable to estimate the loss or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its consolidated financial statements for unfavorable outcomes.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is possible that the Company’s consolidated financial position, results of operations and cash flows could be materially adversely affected by an unfavorable outcome in any of the smoking-related litigation.
The activity in the Company's accruals for the MSA and tobacco litigation for the three years ended December 31, 2013 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 31, 2011	$43,888	$4,183	$48,071	$30,205	$—	$30,205
Expenses	155,707	885	156,592	—	—	—
Change in MSA obligations capitalized as inventory	(2,495)	—	(2,495)	—	—	—
Payments	(128,258)	(1,917)	(130,175)	—	—	—
Reclassification from non-current liabilities	(17,668)	(1,600)	(19,268)	17,667	1,600	19,267
Interest on withholding	—	—	—	1,466	—	1,466
Balance at December 31, 2011	51,174	1,551	52,725	49,338	1,600	50,938
Expenses	137,746	1,725	139,471	—	—	—
Change in MSA obligations capitalized as inventory	49	—	49	—	—	—
Payments	(155,094)	(2,170)	(157,264)	—	—	—
Reclassification from non-current liabilities	(905)	224	(681)	905	(224)	681
Interest on withholding	—	140	140	2,396	486	2,882
Balance at December 31, 2012	32,970	1,470	34,440	52,639	1,862	54,501
Expenses	117,085	63,292	180,377	—	25,218	25,218
MSA settlement and arbitration adjustments	(3,928)	—	(3,928)	(18,138)	—	(18,138)
Change in MSA obligations capitalized as inventory	1,611	—	1,611	—	—	—
Payments	(129,320)	(6,070)	(135,390)	—	—	—
Reclassification from non-current liabilities	6,930	223	7,153	(6,930)	(223)	(7,153)
Interest on withholding	—	395	395	—	201	201
Balance as of December 31, 2013	$25,348	$59,310	$84,658	$27,571	$27,058	$54,629

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2004, Liggett Vector Brands entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2016. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. To secure its potential obligations under the agreement, Liggett Vector Brands posted a $100 letter of credit and agreed to fund up to an additional $400. In the third quarter of 2013, Liggett paid $83 for obligations under this program, and therefore, is only committed to fund an additional $317 over the letter of credit. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2013.
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

15.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2013	2012	2011
I. Cash paid during the period for:
Interest	$114,301	$81,821	$83,677
Income taxes	17,585	27,693	53,074
II. Non-cash investing and financing activities:
Issuance of stock dividend	450	414	378
Acquisitions	84,859	—	—
Non-controlling interest	87,657	—	—
Debt retired in debt conversion	43,222	55,778	11,000
Embedded derivative, net retired in debt conversion	17,377	8,001	1,150

16.	RELATED PARTY TRANSACTIONS
In September 2006, the Company entered into an agreement with Ladenburg Thalmann Financial Services Inc. (“LTS”) pursuant to which the Company agreed to make available to LTS the services of the Company’s Executive Vice President (the "EVP") to serve as the President and Chief Executive Officer of LTS and to provide certain other financial, accounting and tax services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. LTS paid the Company $750 for 2013, 2012 and 2011, respectively, under the agreement and pays the Company at a rate of $850 per year in 2014. These amounts are recorded as a reduction to the Company’s operating, selling, administrative and general expenses. LTS paid compensation of $1,250, $600 and $500 for 2013, 2012 and 2011, respectively, to each of the President of the Company, who serves as Vice Chairman of LTS, and to the EVP, who serves as President and CEO of LTS.
On November 4, 2011, Vector was part of a consortium, which included Dr. Phillip Frost, who is a beneficial owner of approximately 16.7% of the Company’s common stock and the EVP that agreed to provide a five-year loan to LTS. Vector's portion of the loan was $15,000. Interest on the loan, which is due on November 4, 2016, is payable quarterly at 11% per annum and commenced on December 31, 2011. The Company recorded interest income of $1,810 , $1,650 and $261 in 2013, 2012 and 2011, respectively. During 2013, LTS repaid the Company an aggregate of $11,257 of principal plus related interest on the loan.
In addition, LTS paid a one-time funding fee to the consortium of lenders and issued warrants (“LTS Warrants”) to purchase shares of LTS common stock. Vector received $75 as its portion of the funding fee and 1,000,000 of the LTS Warrants. The LTS Warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of the LTS common stock on November 4, 2011. The LTS Warrants may be exercised in cash, by net exercise or pursuant to the Company's surrender of all or a portion of the principal amount of its note. The LTS Warrants have been included in "Other assets" on the balance sheet in the amount of $1,758 and $717 as of December 31, 2013 and 2012, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 22, 2013, the Company purchased in a public offering 240,000 shares of LTS's 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share) ("LTS Preferred") for $6,000. LTS will pay a monthly cumulative dividend of 8% per annum on the LTS Preferred. LTS, at its option, may redeem any or all of the LTS Preferred at $25.00 per share plus any accumulated and unpaid dividends on or after May 24, 2018. The Company recorded dividend income of $287 from the investment in 2013.
The Company’s President, a firm he serves as a consultant to, and affiliates of that firm received ordinary and customary insurance commissions aggregating approximately $245, $200 and $205 in 2013, 2012 and 2011, respectively, on various insurance policies issued for the Company and its subsidiaries.
As of December 31, 2013, the Company owned 11,428,576 common shares of Castle Brands Inc. (NYSE MKT: ROX), a publicly traded developer and importer of premium branded spirits. In October 2008, the Company entered into an agreement with Castle where the Company agreed to make available to Castle the services of the EVP to serve as the President and Chief Executive Officer of Castle and to provide other financial, accounting and tax services. The Company recognized management fees of $100 in each of 2013, 2012 and 2011, under the agreement and Castle has agreed to pay it $100 per year in 2014.
In December 2010, the Company participated in a consortium that lent Castle $1,000. The consortium included Dr. Frost and the EVP. The Company lent $200 of this amount and received a note bearing interest at 11% per annum. On October 14, 2011, $217 of principal and outstanding interest associated with this note was exchanged for shares of Castle's convertible preferred stock.
As part of the debt exchange, Castle also issued 357,796 warrants (the "Castle Warrants"). The Castle Warrants entitle Vector to purchase 357,796 shares of Castle common stock. The Castle Warrants are exercisable at any time prior to their expiration on October 14, 2016 at $0.38 per share and were exercised in February 2014. In February 2014, Castle forced a conversion of its convertible preferred stock and the Company received 884,787 additional common shares of Castle stock and the Company’s shares of Castle’s convertible preferred stock were canceled. The Company recorded the Castle convertible preferred stock in the amount of $156 in "Other assets" as of December 31, 2012. The Castle Warrants have been included in "Other assets" in the amount of $177 and $52 as of December 31, 2013 and 2012, respectively.
In 2013, the Company purchased in a private placement $200 of Castle's convertible debt, which bears interest at 5% per annum, is convertible into 222,222 shares of Castle common stock and is due on December 15, 2018.
In December 2009, Vector was part of a consortium, which included Dr. Phillip Frost and the EVP, that agreed to provide a line of credit to Castle. The three-year line was for a maximum amount of $2,500, bore interest at a rate of 11% per annum on amounts borrowed, paid a 1% annual commitment fee and was collateralized by Castle’s receivables and inventory. The Company’s commitment under the line was $900; all of which was outstanding under the credit line as of December 31, 2010. The amount was repaid with interest on October 14, 2011.
In addition to its investment in Castle, the Company has made investments in entities where Dr. Frost has a relationship. These include the following: (i) three investments in 2006, 2008, 2009 and 2011 totaling approximately $12,788 in common stock of OPKO Inc. (NYSE MKT: OPK) and its predecessor eXegenics Inc. and in January 2013, the Company purchased $5,000 of Opko's 3.00% convertible senior notes due 2033; (ii) a $500 investment in 2008 in Cardo Medical Inc.; and (iii) a $250 investment in 2008 in Cocrystal Discovery Inc. Dr. Frost is a director, executive officer and/or more than 10% shareholder in these entities as well as LTS. Additional investments in entities where Dr. Frost has a relationship may be made in the future.
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
In September 2012, the Company entered into an office lease (the “Lease”) with Frost Real Estate Holdings, LLC (“FREH”), an entity affiliated with Dr. Frost. The Lease is for 12,390 square feet of space in an office building in Miami, Florida. The initial term of the Lease is five years, subject to two optional five-year term extensions. Payments under the lease commenced in May 2013. The Lease provides for payments of $31 per month in the first year increasing to $35 per month in the fifth year, plus applicable sales tax. The rent is inclusive of operating expenses, property taxes and parking. A $220 tenant improvement allowance will be credited to the rent pro-rata over the initial five-year term. In connection with the execution of the Lease, the Company received the advice and opinion of a commercial real estate firm that the Lease terms were fair and that the Company received terms favorable in the market. The Company recorded interest expense of $335 in 2013 associated with the lease.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$130,733	$130,733	$—	$—
Certificates of deposit	2,961	—	2,961	—
Bonds	5,337	5,337	—	—
Investment securities available for sale
Equity securities	118,474	117,737	737	—
Fixed income securities				—
U.S. Government securities	13,990	—	13,990	—
Corporate securities	29,923	6,497	23,426	—
U.S. mortgage backed securities	495	—	495	—
Commercial mortgage-backed securities	6,822	—	6,822	—
U.S. asset backed securities	2,081	—	2,081	—
Index-linked U.S. bonds	749	—	749	—
Total fixed income securities	54,060	6,497	47,563	—

Warrants (1)	1,935	—	—	1,935
Total	$313,500	$260,304	$51,261	$1,935

Liabilities:

Fair value of derivatives embedded within convertible debt	$112,062	$—	$—	$112,062

(1)
Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $1,758 as of December 31, 2013 and are included in "Other assets". The Company recognized income of $1,041 for the year ended December 31, 2013 related to the change in fair value of the Warrants.

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

(1)
Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $717 as of December 31, 2012 and are included in "Other assets". The Company recognized a loss of $1,174 for the year ended December 31, 2011 related to the change in fair value from receipt. (See Note 16.)

The fair value of the Level 2 certificates of deposit are based on prices posted by the financial institutions. The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The Level 2 investment securities available for sale are based on quoted market prices of securities that are thinly traded.

The fair value of derivatives embedded within convertible debt was $112,062 and $172,128 as of December 31, 2013 and 2012, respectively. The fair value of derivatives embedded within convertible debt was derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads based upon the implied debt rate of the 7.5% Convertible Notes due 2019 to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt are presented on the Condensed Consolidated Statements of Operations.

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

The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at December 31, 2013:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2013	Valuation Technique	Unobservable Input	Range (Actual)

Warrants	$1,935	Option model	Stock price	$3.13
			Exercise price	$1.68
			Term (in years)	2.8
			Volatility	53.82%
			Dividend rate	—
			Risk-free return	0.72%

Fair value of derivatives embedded within convertible debt	112,062	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$16.37
			Convertible trading price	118.7%
			Volatility	18.00%
			Implied credit spread	7.5% - 8.5% (8.0%)

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of December 31, 2013 and 2012, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    SEGMENT INFORMATION
The Company’s significant business segments for the three years ended December 31, 2013 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Indian Creek and investments in non-consolidated real estate businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s operations before taxes and minority interests for the years ended December 31, 2013, 2012 and 2011 follows:

	Tobacco		Real Estate		Corporate and Other	Total
2013
Revenues	$1,014,341		$41,859		$—	$1,056,200
Operating income (loss)	112,020	(1)	15,805		(15,789)	112,036
Equity income from non-consolidated real estate businesses	—		22,925		—	22,925
Total assets	442,701		426,982	(2)	390,476	1,260,159
Depreciation and amortization	9,509		2,421		701	12,631
Capital expenditures	9,784		1,194		2,297	13,275
2012
Revenues	$1,084,546		$—		$—	$1,084,546
Operating income (loss)	176,017		(2,013)		(19,071)	154,933
Equity income from non-consolidated real estate businesses	—		29,764		—	29,764
Total assets	426,027		139,940	(2)	520,764	1,086,731
Depreciation and amortization	9,759		414		435	10,608
Capital expenditures	9,339		406		1,520	11,265
2011
Revenues	$1,133,380		$—		$—	$1,133,380
Operating income (loss)	164,581		(1,929)		(19,331)	143,321
Equity income from non-consolidated real estate businesses	—		19,966		—	19,966
Total assets	440,564		138,096	(2)	349,108	927,768
Depreciation and amortization	9,118		326		1,163	10,607
Capital expenditures	10,725		252		861	11,838
_____________________________

(1)	Operating income includes $11,823 of income from MSA Settlements, $86,213 of Engle progeny settlement charge and $1,893 of litigation judgment expense.

(2)	Includes investments accounted for under the equity method of accounting of $128,202, $125,651 and $140,968 as of December 31, 2013, 2012 and 2011, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Unaudited quarterly data for the years ended December 31, 2013 and 2012 are as follows:

	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
Revenues	$295,162	$271,516	$249,120	$240,402
Gross Profit	96,353	76,525	68,690	67,446
Operating income	61,985	(37,285)	44,240	43,096
Net income (loss) applicable to common shares attributed to Vector Group Ltd	$64,005	$(36,891)	$13,511	$(1,681)
Per basic common share(1):
Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.67	$(0.40)	$0.14	$(0.02)
Per diluted common share(1):
Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.61	$(0.40)	$0.14	$(0.02)
_____________________________

(1)
Per share computations include the impact of a 5% stock dividend paid on September 27, 2013. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012
Revenues	$277,563	$272,783	$276,594	$257,606
Gross Profit	69,793	69,034	64,842	57,425
Operating income	37,366	43,193	40,928	33,446
Net income (loss) applicable to common shares	$16,485	$17,932	$3,895	$(7,690)
Per basic common share(1):
Net income applicable to common shares	$0.18	$0.20	$0.04	$(0.09)
Per diluted common share(1):
Net income applicable to common shares	$0.14	$0.20	$0.04	$(0.09)
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's investments in its consolidated subsidiaries are presented under the equity method of accounting.
The Company has outstanding $450,000 principal amount of its 7.75% Senior Secured Notes due 2021 that are guaranteed subject to certain customary automatic release provisions described above on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of its cigarette businesses. (See Note 9.) The notes are not guaranteed by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley LLC.
Presented herein are Condensed Consolidating Balance Sheets as of December 31, 2013 and 2012 and the related Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2013, 2012 and 2011 of Vector Group Ltd. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors). The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors would provide any additional information that would be material to investors making an investment decision.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$151,342	$11,812	$71,312	$—	$234,466
Investment securities available for sale	114,886	57,648	—	—	172,534
Accounts receivable - trade, net	—	10,154	2,005	—	12,159
Intercompany receivables	509	—	—	(509)	—
Inventories	—	93,496	—	—	93,496
Deferred income taxes	45,578	4,901	—	—	50,479
Income taxes receivable, net	—	10,447	—	(10,447)	—
Restricted assets	—	1,060	725	—	1,785
Other current assets	513	12,579	10,300	—	23,392
Total current assets	312,828	202,097	84,342	(10,956)	588,311
Property, plant and equipment, net	3,641	55,093	20,524	—	79,258
Investment in consolidated real estate businesses, net	—	—	20,911	—	20,911
Long-term investments accounted for at cost	20,041	—	747	—	20,788
Long-term investments accounted for under the equity method	8,595	—	—	—	8,595
Investments in non-consolidated real estate businesses	—	—	128,202	—	128,202
Investments in consolidated subsidiaries	410,442	—	—	(410,442)	—
Restricted assets	1,895	10,086	—	—	11,981
Deferred income taxes	35,000	12,766	3,708	—	51,474
Goodwill and other intangible assets, net	—	107,511	163,495	—	271,006
Prepaid pension costs	—	26,080	—	—	26,080
Other assets	38,374	10,126	5,053	—	53,553
Total assets	$830,816	$423,759	$426,982	$(421,398)	$1,260,159
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$112,275	$39,013	$289	$—	$151,577
Current portion of fair value of derivatives embedded within convertible debt	19,128	—	—	—	19,128
Current portion of employee benefits	—	939	—	—	939
Accounts payable	1,509	4,136	21,049	—	26,694
Intercompany payables	—	39	470	(509)	—
Accrued promotional expenses	—	18,655	—	—	18,655
Income taxes payable, net	16,870	—	—	(10,447)	6,423
Accrued excise and payroll taxes payable, net	—	11,621	—	—	11,621
Litigation accruals and current payments due under the Master Settlement Agreement	—	84,658	—	—	84,658
Deferred income taxes	32,309	13,425	—	—	45,734
Accrued interest	21,968	—	—	—	21,968
Other current liabilities	6,103	10,495	1,010	—	17,608
Total current liabilities	210,162	182,981	22,818	(10,956)	405,005
Notes payable, long-term debt and other obligations, less current portion	524,182	12,573	4,011	—	540,766
Fair value of derivatives embedded within convertible debt	92,934	—	—	—	92,934
Non-current employee benefits	31,462	16,455	—	—	47,917
Deferred income taxes	65,759	37,602	34,289	—	137,650
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,353	54,924	1,219	—	57,496
Total liabilities	925,852	304,535	62,337	(10,956)	1,281,768
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(95,036)	119,224	291,218	(410,442)	(95,036)
Non-controlling interest	—	—	73,427	—	73,427
Total Stockholders' (deficiency) equity	(95,036)	119,224	364,645	(410,442)	(21,609)
Total liabilities and stockholders' deficiency	$830,816	$423,759	$426,982	$(421,398)	$1,260,159

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$401,344	$3,776	$735	$—	$405,855
Investment securities available for sale	35,330	34,654	—	—	69,984
Accounts receivable - trade, net	—	11,183	64	—	11,247
Intercompany receivables	354	—	—	(354)	—
Inventories	—	100,392	—	—	100,392
Deferred income taxes	33,238	3,371	—	—	36,609
Income taxes receivable, net	33,302	—	—	(26,523)	6,779
Restricted assets	—	2,469	—	—	2,469
Other current assets	665	4,848	208	—	5,721
Total current assets	504,233	160,693	1,007	(26,877)	639,056
Property, plant and equipment, net	2,104	54,810	239	—	57,153
Investment in consolidated real estate business, net	—	—	13,295	—	13,295
Long-term investments accounted for at cost	15,540	—	827	—	16,367
Long-term investments accounted for under the equity method	6,432	—	—	—	6,432
Investments in non-consolidated real estate businesses	—	—	119,219	—	119,219
Investments in consolidated subsidiaries	210,525	—	—	(210,525)	—
Restricted assets	1,898	7,863	31	—	9,792
Deferred income taxes	38,077	5,669	5,396	—	49,142
Intangible asset associated with benefit under the Master Settlement Agreement	—	107,511	—	—	107,511
Prepaid pension costs	—	12,870	—	—	12,870
Other assets	39,534	16,144	216	—	55,894
Total assets	$818,343	$365,560	$140,230	$(237,402)	$1,086,731
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$36,617	$161	$—	$36,778
Current portion of employee benefits	—	2,824	—	—	2,824
Accounts payable	661	5,173	265	—	6,099
Intercompany payables	—	64	290	(354)	—
Accrued promotional expenses	—	18,730	—	—	18,730
Income taxes payable, net	—	1,445	31,347	(26,523)	6,269
Accrued excise and payroll taxes payable, net	—	20,419	—	—	20,419
Litigation accruals and current payments due under the Master Settlement Agreement	—	34,440	—	—	34,440
Deferred income taxes	23,304	3,995	—	—	27,299
Accrued interest	25,410	—	—	—	25,410
Other current liabilities	5,545	9,658	1,688	—	16,891
Total current liabilities	54,920	133,365	33,751	(26,877)	195,159
Notes payable, long-term debt and other obligations, less current portion	572,023	14,860	63	—	586,946
Fair value of derivatives embedded within convertible debt	172,128	—	—	—	172,128
Non-current employee benefits	25,599	20,261	—	—	45,860
Deferred income taxes	71,777	33,793	3,962	—	109,532
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,148	54,506	704	—	56,358
Total liabilities	897,595	256,785	38,480	(26,877)	1,165,983
Commitments and contingencies
Stockholders' (deficiency) equity	(79,252)	108,775	101,750	(210,525)	(79,252)
Total liabilities and stockholders' deficiency	$818,343	$365,560	$140,230	$(237,402)	$1,086,731

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Year Ended December 31, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$1,014,341	$41,859	$—	$1,056,200
Expenses:
Cost of goods sold	—	729,393	17,793	—	747,186
Operating, selling, administrative and general expenses	22,835	77,780	8,257	—	108,872
Litigation settlement and judgment expense	—	88,106	—	—	88,106
Management fee expense	—	9,508	—	(9,508)	—
Operating (loss) income	(22,835)	109,554	15,809	9,508	112,036
Other income (expenses):
Interest expense	(130,417)	(1,716)	(14)	—	(132,147)
Change in fair value of derivatives embedded within convertible debt	18,935	—	—	—	18,935
Acceleration of interest expense related to debt conversion	(12,414)	—	—	—	(12,414)
Loss on extinguishment of debt	(21,458)	—	—	—	(21,458)
Equity income from non-consolidated real estate businesses	—	—	22,925	—	22,925
Equity loss on long-term investments	2,066	—	—	—	2,066
(Loss) gain on investment securities available for sale	(272)	5,424	—	—	5,152
Gain on Douglas Elliman acquisition	—	—	60,842	—	60,842
Equity income in consolidated subsidiaries	144,689	—	—	(144,689)	—
Management fee income	9,508	—	—	(9,508)	—
Other, net	4,439	2,763	348	—	7,550
Income before provision for income taxes	(7,759)	116,025	99,910	(144,689)	63,487
Income tax benefit (expense)	46,703	(30,758)	(40,740)	—	(24,795)
Net income	38,944	85,267	59,170	(144,689)	38,692
Net loss attributed to non-controlling interest	—	—	252	—	252
Net income attributed to Vector Group Ltd.	38,944	85,267	59,422	(144,689)	38,944
Comprehensive loss attributed to non-controlling interest	—	—	252	—	$252
Comprehensive income attributed to Vector Group Ltd.	$72,072	$102,344	$59,422	$(161,766)	$72,072

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Year Ended December 31, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$1,084,546	$—	$—	$1,084,546
Expenses:
Cost of goods sold	—	823,452	—	—	823,452
Operating, selling, administrative and general expenses	26,039	78,054	2,068	—	106,161
Management fee expense	—	9,163	—	(9,163)	—
Operating (loss) income	(26,039)	173,877	(2,068)	9,163	154,933
Other income (expenses):
Interest expense	(105,465)	(4,614)	(23)	—	(110,102)
Change in fair value of derivatives embedded within convertible debt	(7,476)	—	—	—	(7,476)
Acceleration of interest expense related to debt conversion	(14,960)	—	—	—	(14,960)
Equity income from non-consolidated real estate businesses	—	—	29,764	—	29,764
Gain on investment securities available for sale	—	1,640	—	—	1,640
Equity loss on long-term investments	(1,261)	—	—	—	(1,261)
Equity income in consolidated subsidiaries	120,036	—	—	(120,036)	—
Management fee income	9,163	—	—	(9,163)	—
Other, net	1,022	21	136	—	1,179
Income before provision for income taxes	(24,980)	170,924	27,809	(120,036)	53,717
Income tax benefit (expense)	55,602	(67,294)	(11,403)	—	(23,095)
Net income	30,622	103,630	16,406	(120,036)	30,622
Comprehensive income	$24,031	$104,520	$16,406	$(120,926)	$24,031

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Revenues	$—	$1,133,380	$—	$—	$1,133,380
Expenses:
Cost of goods sold	—	892,883	—	—	892,883
Operating, selling, administrative and general expenses	25,318	69,827	2,031	—	97,176
Management fee expense	—	8,834	—	(8,834)	—
Operating (loss) income	(25,318)	161,836	(2,031)	8,834	143,321
Other income (expenses):
Interest expense	(97,888)	(2,786)	(32)	—	(100,706)
Changes in fair value of derivatives embedded within convertible debt	7,984	—	—	—	7,984
Acceleration of interest expense related to debt conversion	(1,217)	—	—	—	(1,217)
Equity income from non-consolidated real estate businesses	—	—	19,966	—	19,966
Gain on investment securities available for sale	—	23,257	—	—	23,257
Gain on liquidation of long-term investments	25,832	—	—	—	25,832
Gain on sale of townhomes	—	—	3,843	—	3,843
Equity loss on long-term investments	(859)	—	—	—	(859)
Equity income in consolidated subsidiaries	127,103	—	—	(127,103)	—
Management fee income	8,834	—	—	(8,834)	—
Other, net	1,675	61	—	—	1,736
Income before provision for income taxes	46,146	182,368	21,746	(127,103)	123,157
Income tax benefit (expense)	28,874	(68,182)	(8,829)	—	(48,137)
Net income	75,020	114,186	12,917	(127,103)	75,020
Comprehensive income	$66,887	$103,495	$12,917	$(116,412)	$66,887

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Year Ended December 31, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$71,730	$115,829	$(16,239)	$(119,294)	$52,026
Cash flows from investing activities:
Sale of investment securities	111,127	6,602	—	—	117,729
Purchase of investment securities	(159,463)	(11,501)	—	—	(170,964)
Proceeds from sale or liquidation of long-term investments	500	—	80	—	580
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in non-consolidated real estate businesses	—	—	(75,731)	—	(75,731)
Distributions from non-consolidated real estate businesses	—	—	3,142	—	3,142
Increase in cash surrender value of life insurance policies	(144)	(484)	—	—	(628)
Decrease (increase) in non-current restricted assets	3	1,078	—	—	1,081
Issuance of notes receivable	—	—	(8,600)	—	(8,600)
Investments in subsidiaries	(155,961)	—	—	155,961	—
Proceeds from sale of fixed assets	35	13	—	—	48
Cash acquired in Douglas Elliman consolidation	—	—	116,935	—	116,935
Purchase of subsidiaries	—	—	(67,616)	—	(67,616)
Repayment of notes receivable	10,347	—	—	—	10,347
Capital expenditures	(2,297)	(9,784)	(1,194)	—	(13,275)
Net cash (used in) provided by investing activities	(200,853)	(14,076)	(32,984)	155,961	(91,952)
Cash flows from financing activities:
Proceeds from debt issuance	450,000	4,687	3,080	—	457,767
Deferred financing costs	(11,750)	—	—	—	(11,750)
Repayments of debt	(415,000)	(7,466)	(115)	—	(422,581)
Borrowings under revolver	—	978,788	—	—	978,788
Repayments on revolver	—	(977,794)	—	—	(977,794)
Capital contributions received	—	13,950	142,011	(155,961)	—
Intercompany dividends paid	—	(105,882)	(13,412)	119,294	—
Distributions on common stock	(144,711)	—	—	—	(144,711)
Distributions to non-controlling interest	—	—	(11,764)	—	(11,764)
Proceeds from the issuance of Vector stock	—	—	—	—	—
Proceeds from exercise of Vector options	544	—	—	—	544
Tax benefit of options exercised	38	—	—	—	38
Net cash provided by (used in) financing activities	(120,879)	(93,717)	119,800	(36,667)	(131,463)
Net increase in cash and cash equivalents	(250,002)	8,036	70,577	—	(171,389)
Cash and cash equivalents, beginning of period	401,344	3,776	735	—	405,855
Cash and cash equivalents, end of period	$151,342	$11,812	$71,312	$—	$234,466

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Year Ended December 31, 2012
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$118,399	$133,308	$(2,772)	$(164,849)	$84,086
Cash flows from investing activities:
Sale of investment securities	—	3,831	—	—	3,831
Purchase of investment securities	—	(5,647)	—	—	(5,647)
Proceeds from sale of or liquidation of long-term investments	—	—	72	—	72
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in non-consolidated real estate businesses	—	—	(33,375)	—	(33,375)
Distributions from non-consolidated real estate businesses	—	—	49,221	—	49,221
Increase in cash surrender value of life insurance policies	(425)	(482)	—	—	(907)
Decrease (increase) in non-current restricted assets	263	(1,393)	—	—	(1,130)
Issuance of notes receivable	(383)	—	—	—	(383)
Proceeds from sale of townhomes	—	—	—	—	—
Proceeds from sale of fixed assets	432	12	—	—	444
Investments in subsidiaries	(31,209)	—	—	31,209	—
Capital expenditures	(1,520)	(9,339)	(406)	—	(11,265)
Net cash (used in) provided by investing activities	(37,842)	(13,018)	15,512	31,209	(4,139)
Cash flows from financing activities:
Proceeds from debt issuance	230,000	14,033	42	—	244,075
Deferred financing costs	(11,164)	(315)	—	—	(11,479)
Repayments of debt	—	(19,125)	(133)	—	(19,258)
Borrowings under revolver	—	1,074,050	—	—	1,074,050
Repayments on revolver	—	(1,066,092)	—	—	(1,066,092)
Capital contributions received	—	6,991	24,218	(31,209)	—
Intercompany dividends paid	—	(128,544)	(36,305)	164,849	—
Dividends and distributions on common stock	(137,114)	—	—	—	(137,114)
Proceeds from the issuance of Vector stock	611	—	—	—	611
Proceeds from exercise of Vector options	140	—	—	—	140
Tax benefit of options exercised	52	—	—	—	52
Net cash provided by (used in) financing activities	82,525	(119,002)	(12,178)	133,640	84,985
Net increase in cash and cash equivalents	163,082	1,288	562	—	164,932
Cash and cash equivalents, beginning of period	238,262	2,488	173	—	240,923
Cash and cash equivalents, end of period	$401,344	$3,776	$735	$—	$405,855

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Net cash provided by (used in) operating activities	$67,588	$101,223	$7,352	$(140,122)	$36,041
Cash flows from investing activities:
Sale of investment securities	—	31,643	—	—	31,643
Purchase of investment securities	—	(5,039)	—	—	(5,039)
Proceeds from sale or liquidation of long-term investments	66,190	—	—	—	66,190
Purchase of long-term investments	(10,000)	—	—	—	(10,000)
Decrease (increase) in non-current restricted assets	512	(608)	—	—	(96)
Investment in non-consolidated real estate businesses	—	—	(41,859)	—	(41,859)
Distributions from non-consolidated real estate businesses	—	—	8,450	—	8,450
Issuance of notes receivable	(15,256)	—	—	—	(15,256)
Proceeds from sale of townhomes	—	—	19,629		19,629
Proceeds from sale of fixed assets	—	196	9	—	205
Investments in subsidiaries	(29,565)	—	—	29,565	—
Capital expenditures	(852)	(10,725)	(261)	—	(11,838)
Increase in cash surrender value of life insurance policies	(315)	(429)	—	—	(744)
Net cash provided by (used in) investing activities	10,714	15,038	(14,032)	29,565	41,285
Cash flows from financing activities:
Proceeds from issuance of debt	—	6,419	—	—	6,419
Repayments of debt	—	(4,838)	(122)	—	(4,960)
Borrowings under revolver	—	1,064,270	—	—	1,064,270
Repayments on revolver	—	(1,078,508)	—	—	(1,078,508)
Capital contributions received	—	3,720	25,845	(29,565)	—
Intercompany dividends paid	—	(121,050)	(19,072)	140,122	—
Dividends and distributions on common stock	(125,299)	—	—	—	(125,299)
Proceeds from exercise of Vector options	1,029	—	—	—	1,029
Excess tax benefit of options exercised	821	—	—	—	821
Net cash (used in) provided by financing activities	(123,449)	(129,987)	6,651	110,557	(136,228)
Net decrease in cash and cash equivalents	(45,147)	(13,726)	(29)	—	(58,902)
Cash and cash equivalents, beginning of period	283,409	16,214	202	—	299,825
Cash and cash equivalents, end of period	$238,262	$2,488	$173	$—	$240,923

VECTOR GROUP LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2013
Allowances for:
Doubtful accounts	$318	$198	$324	$192
Cash discounts	259	25,207	25,225	241
Deferred tax valuation allowance	6,310	—	296	6,014
Sales returns	4,067	4,019	3,666	4,420
Total	$10,954	$29,424	$29,511	$10,867
Year Ended December 31, 2012
Allowances for:
Doubtful accounts	$308	$10	$—	$318
Cash discounts	573	26,620	26,934	259
Deferred tax valuation allowance	9,752	—	3,442	6,310
Sales returns	4,055	3,228	3,216	4,067
Total	$14,688	$29,858	$33,592	$10,954
Year Ended December 31, 2011
Allowances for:
Doubtful accounts	$198	$115	$5	$308
Cash discounts	40	27,671	27,138	573
Deferred tax valuation allowance	10,290	332	870	9,752
Sales returns	4,235	2,508	2,688	4,055
Total	$14,763	$30,626	$30,701	$14,688