Form 10-Q
period 2014-03-31
VECTOR GROUP LTD
filed 2014-05-12
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2014

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
☐ Yes ☒ No

At May 12, 2014, Vector Group Ltd. had 99,763,436 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31, 2014	December 31, 2013
ASSETS:
Current assets:
Cash and cash equivalents	$381,476	$234,466
Investment securities available for sale	180,836	172,534
Accounts receivable - trade, net	13,181	12,159
Inventories	110,030	93,496
Deferred income taxes	28,424	50,479
Income tax receivable, net	22,160	—
Restricted assets	3,517	1,785
Other current assets	27,254	23,392
Total current assets	766,878	588,311
Property, plant and equipment, net	81,090	79,258
Investments in consolidated real estate businesses, net	21,087	20,911
Long-term investments accounted for at cost	21,787	20,788
Long-term investments accounted for under the equity method	12,834	8,595
Investments in non-consolidated real estate businesses	129,879	128,202
Restricted assets	11,011	11,981
Deferred income taxes	59,015	51,474
Intangible assets. net	9,382	11,919
Goodwill	71,681	71,681
Trademarks	80,000	80,000
Intangible asset associated with benefit under the Master Settlement Agreement	107,511	107,511
Prepaid pension costs	26,872	26,080
Other assets	60,218	53,553
Total assets	$1,459,245	$1,260,264
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$132,791	$151,577
Current portion of fair value of derivatives embedded within convertible debt	12,107	19,128
Current payments due under the Master Settlement Agreement	49,919	25,348
Current portion of employee benefits	939	939
Accounts payable	9,515	26,799
Accrued promotional expenses	18,566	18,655
Income taxes payable	3,145	6,423
Accrued excise and payroll taxes payable, net	23,528	11,621
Litigation accruals	4,797	59,310
Deferred income taxes	50,454	45,734
Accrued interest	13,099	21,968
Other current liabilities	25,555	17,608
Total current liabilities	344,415	405,110
Notes payable, long-term debt and other obligations, less current portion	690,826	540,766
Fair value of derivatives embedded within convertible debt	181,868	92,934
Non-current employee benefits	48,232	47,917
Deferred income taxes	151,986	137,650
Payments due under the Master Settlement Agreement	27,571	27,571
Litigation accruals	23,746	27,058
Other liabilities	3,176	2,867
Total liabilities	1,471,820	1,281,873
Commitments and contingencies
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 150,000,000 shares authorized, 103,668,756 and 101,430,853 shares issued and 99,720,901 and 97,482,998 shares outstanding	9,972	9,748
Additional paid-in capital	—	—
Accumulated deficit	(112,234)	(114,787)
Accumulated other comprehensive income	28,168	22,860
Less: 3,947,855 and 3,947,855 shares of common stock in treasury, at cost	(12,857)	(12,857)
Total Vector Group Ltd. stockholders' deficiency	(86,951)	(95,036)
Non-controlling interest	74,376	73,427
Total stockholders' deficiency	(12,575)	(21,609)
Total liabilities and stockholders' deficiency	$1,459,245	$1,260,264

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Tobacco*	$233,392	$240,402
Real estate	108,044	5,767
E-Cigarettes	5,800	—
Total revenues	347,236	246,169

Expenses:
Cost of sales:
Tobacco*	168,166	172,956
Real estate	67,324	4,221
E-Cigarettes	3,547	—
Total cost of sales	239,037	177,177

Operating, selling, administrative and general expenses	65,477	25,896
Operating income	42,722	43,096

Other income (expenses):
Interest expense	(35,453)	(33,376)
Loss on extinguishment of debt	—	(21,458)
Change in fair value of derivatives embedded within convertible debt	(1,650)	3,049
Acceleration of interest expense related to debt conversion	(3,679)	—
Equity income from non-consolidated real estate businesses	1,552	481
Equity income (loss) on long-term investments	906	(23)
(Loss) gain on sale of investment securities available for sale	(53)	5,406
Other, net	2,126	809
Income (loss) before provision for income taxes	6,471	(2,016)
Income tax expense (benefit)	2,942	(335)

Net income (loss)	3,529	(1,681)

Net income attributed to non-controlling interest	(949)	—

Net income (loss) attributed to Vector Group Ltd.	$2,580	$(1,681)

Per basic common share:

Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.03	$(0.02)

Per diluted common share:

Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.03	$(0.02)

Cash distributions and dividends declared per share	$0.40	$0.38

* Revenues and Cost of goods sold include excise taxes of $102,413 and $108,911, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2014	2013

Net income (loss)	$3,529	$(1,681)

Net unrealized gains (losses) on investment securities available for sale:
Change in net unrealized gains	5,994	14,038
Net unrealized losses (gains) reclassified into net income	53	(5,406)
Net unrealized gains on investment securities available for sale	6,047	8,632

Net unrealized gains on long-term investments accounted for under the equity method:
Change in net unrealized gains	3,332	958
Net unrealized gains reclassified into net income	—	—
Net unrealized gains on long-term investments accounted for under the equity method	3,332	958

Net change in forward contracts	17	15

Net change in pension-related amounts	148	351

Other comprehensive income	9,544	9,956

Income tax effect on:
Change in net unrealized gains on investment securities	(2,973)	(5,700)
Net unrealized losses (gains) reclassified into net income on investment securities	(22)	2,195
Change in unrealized gains on long-term investments	(1,370)	(389)
Net unrealized gains reclassified into net income on long-term investments	—	—
Forward contracts	(6)	(6)
Pension-related amounts	135	(142)
Income tax provision on other comprehensive income	(4,236)	(4,042)

Other comprehensive income, net of tax	5,308	5,914

Comprehensive income	8,837	4,233

Comprehensive income attributed to non-controlling interest	(949)	—
Comprehensive income attributed to Vector Group Ltd.	$7,888	$4,233

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Stock	Interest	Total
Balance, January 1, 2014	97,482,998	$9,748	$—	$(114,787)	$22,860	$(12,857)	$73,427	$(21,609)
Net income	—	—	—	2,580	—	—	949	3,529
Change in net loss and prior service cost, net of income taxes	—	—	—	—	283	—	—	283
Forward contract adjustments, net of income taxes	—	—	—	—	11	—	—	11
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	1,962	—	—	1,962
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	3,021	—	—	3,021
Net unrealized loss reclassified into net income, net of income taxes	—	—	—	—	31	—	—	31
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	—	3,052
Total other comprehensive income	—	—	—	—	—	—	—	5,308
Total comprehensive income	—	—	—	—	—	—	—	8,837
Distributions and dividends on common stock	—	—	(39,768)	(27)	—	—	—	(39,795)
Note conversion, net of income taxes	2,121,479	212	23,745	—	—	—	—	23,957
Beneficial conversion feature of notes payable, net of income taxes of $10,327	—	—	14,648	—	—	—	—	14,648
Exercise of stock options	116,424	12	1,373	—	—	—	—	1,385
Tax benefit of options exercised	—	—	344	—	—	—	—	344
Stock-based compensation	—	—	523	—	—	—	—	523
Tax rate adjustment	—	—	(865)	—	—	—	—	(865)
Balance as of March 31, 2014	99,720,901	$9,972	$—	$(112,234)	$28,168	$(12,857)	$74,376	$(12,575)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Net cash used in operating activities	$(39,084)	$(9,917)
Cash flows from investing activities:
Sale of investment securities	35,009	6,582
Purchase of investment securities	(36,763)	(5,000)
Purchase of long-term investments	(1,000)	—
Investments in non-consolidated real estate businesses	(4,068)	(1,354)
Investments in consolidated real estate businesses	—	(7,617)
Distributions from non-consolidated real estate businesses	2,575	—
Increase in cash surrender value of life insurance policies	(47)	(68)
Increase in restricted assets	(390)	7
Capital expenditures	(6,424)	(3,557)
Repayments of notes receivable	933	—
Net cash used in investing activities	(10,175)	(11,007)
Cash flows from financing activities:
Proceeds from debt issuance	260,508	450,000
Deferred financing costs	(8,210)	(11,447)
Repayments of debt	(2,215)	(416,904)
Borrowings under revolver	196,842	214,762
Repayments on revolver	(211,520)	(233,691)
Dividends and distributions on common stock	(40,865)	(35,749)
Proceeds from exercise of Vector options	1,385	—
Tax benefit of options exercised	344	—
Net cash provided by (used in) financing activities	196,269	(33,029)
Net increase (decrease) in cash and cash equivalents	147,010	(53,953)
Cash and cash equivalents, beginning of period	234,466	405,855
Cash and cash equivalents, end of period	$381,476	$351,902

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation:

The condensed consolidated financial statements of Vector Group Ltd. (the “Company” or “Vector”) include the accounts of VGR Holding LLC (“VGR Holding”), Liggett Group LLC (“Liggett”), Vector Tobacco Inc. (“Vector Tobacco”), Liggett Vector Brands LLC (“Liggett Vector Brands”), Zoom E-Cigs LLC ("Zoom"), New Valley LLC (“New Valley”) and other less significant subsidiaries. New Valley includes the accounts of Douglas Elliman Realty, LLC ("Douglas Elliman") and other less significant subsidiaries. All significant intercompany balances and transactions have been eliminated.

Liggett and Vector Tobacco are engaged in the manufacture and sale of cigarettes in the United States. New Valley is engaged in the real estate business.

The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, in management's opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

In connection with the acquisition of Douglas Elliman, the Company was required to disclose Douglas Elliman’s revenues and costs separately on the face of its condensed consolidated statements of operation. Consequently, the Company also revised the prior period in order to correctly present the gross revenues and costs of the consolidated real estate investments. The prior period revisions on the Company's condensed consolidated statements of operations are as follows: an increase of $5,767 in real estate revenue, an increase of $4,221 in real estate cost of sales and a decrease of $1,546 in operating, selling, administrative and general expenses for the three months ended March 31, 2013.

In addition, related to the Company's condensed consolidated balance sheet, the preliminary fair values of the assets acquired, liabilities assumed and the non-controlling interest recorded for Douglas Elliman as of December 13, 2013 were adjusted during the first quarter of 2014. Goodwill and current liabilities were reduced by $454 and $105, respectively, while intangible assets related to favorable lease agreements were increased by $559. The amounts are preliminary as management is still evaluating the valuations of certain assets acquired in the acquisition. These adjustments have been reflected in the Company's condensed consolidated balance sheet as of December 31, 2013.

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

Information concerning the Company's common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 27, 2013. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividends.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net income (loss) for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended
	March 31,
	2014	2013
Net income (loss) attributed to Vector Group Ltd.	$2,580	$(1,681)
Income attributed to participating securities	(77)	—
Net income (loss) available to common stockholders	$2,503	$(1,681)

Basic and diluted EPS were calculated using the following shares:

	Three Months Ended
	March 31,
	2014	2013
Weighted-average shares for basic EPS	94,599,967	91,163,599
Plus incremental shares related to stock options and non-vested restricted stock	123,329	—
Weighted-average shares for basic and fully diluted EPS	94,723,296	91,163,599

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and three months ended March 31, 2014 and 2013 but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended
	March 31,
	2014	2013
Number of stock options	—	538,460
Weighted-average exercise price	N/A	$12.55
Weighted-average shares of non-vested restricted stock	—	19,883
Weighted-average expense per share	N/A	$14.30
Weighted-average number of shares issuable upon conversion of debt	25,680,611	28,310,522
Weighted-average conversion price	$15.69	$15.22

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(d)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company's debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of the Company's stock price.  At March 31, 2014, the range of estimated fair market values of the Company's embedded derivatives was between $191,682 and $196,319.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $193,975 as of March 31, 2014. At December 31, 2013, the range of estimated fair market values of the Company's embedded derivatives was between $110,758 and $113,392.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $112,062 as of December 31, 2013.  The estimated fair market value of the Company's embedded derivatives could change significantly based on future market conditions. (See Note 6.)

(e)	Other Income, Net:

Other income, net consists of:

	Three Months Ended
	March 31,
	2014	2013
(Loss) gain on warrants	$(168)	$65
Interest income	1,000	650
Accretion of interest income from debt discount on notes receivable	66	35
Out-of-period adjustment	1,231	—
Other (expense) income	(3)	59
Other income, net	$2,126	$809

The out-of-period adjustment related to a non-accrual of a receivable from Douglas Elliman in the fourth quarter of 2013 and would have increased the Company’s gain on acquisition of Douglas Elliman in 2013. The Company assessed the materiality of this error on all previously issued financial statements and concluded that the error was immaterial to all previously issued financial statements. The impact of correcting this error in the current year is not expected to be material to the Company’s 2014 consolidated financial statements.

(f)	New Accounting Pronouncements:

On April 10, 2014, the Financial Accounting Standards Board issued final guidance to change the criteria for reporting discontinued operations while enhancing disclosures in this area (Accounting Standards Update (“ASU”) No. 2014-08). Under the new guidance, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for annual financial statements with fiscal years beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company will adopt the guidance effective January 1, 2015 and the guidance is not anticipated to have a material impact on the Company's consolidated financial statements and notes to the consolidated financial statements.

On March 13, 2014, the Emerging Issues Task Force (the “Task Force”) reached a final consensus to amend the accounting guidance for stock compensation tied to performance targets (Issue No. 13-D). The objective of this guidance is to clarify the

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

accounting treatment of certain types of performance conditions in stock-based compensation awards, more specifically, when performance targets can be achieved after the requisite service period. The Task Force concluded that performance criteria subsequent to a service period vesting requirement should be treated as vesting conditions, and as a result, this type of performance condition may delay expense recognition until achievement of the performance target is probable. Issue No. 13-D will be effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The adoption of this guidance is not anticipated to have a material impact on the Company's consolidated financial statements or notes to the consolidated financial statements.

2.	INVENTORIES

Inventories consist of:

	March 31, 2014	December 31, 2013
Leaf tobacco	$60,991	$49,140
Other raw materials	3,149	3,161
Work-in-process	797	353
Finished goods	73,566	68,040
Inventories at current cost	138,503	120,694
LIFO adjustments	(28,473)	(27,198)
	$110,030	$93,496

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At March 31, 2014, Liggett had purchase commitments of approximately $13,235. The Company has a single source supply agreement for fire safe cigarette paper through 2015.

All of the Company's inventories at March 31, 2014 and December 31, 2013 have been reported under the LIFO method.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at March 31, 2014 were as follows:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable equity securities	$54,042	$71,684	$(1,335)	$124,391
Marketable debt securities	54,862	2,042	(459)	56,445
Total investment securities available for sale	$108,904	$73,726	$(1,794)	$180,836

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The components of investment securities available for sale at December 31, 2013 were as follows:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable equity securities	$53,586	$65,851	$(963)	$118,474
Marketable debt securities	53,063	1,497	(500)	54,060
Total investment securities available for sale	$106,649	$67,348	$(1,463)	$172,534

The table below summarizes the maturity dates of marketable debt securities at March 31, 2014.

Investment Type:	Market Value	Under 1 Year	1 Year up to 5 Years	More than 5 years
U.S. Government securities	$14,970	$5,216	$9,754	$—
Corporate securities	30,304	1,919	20,671	7,714
U.S. mortgage backed securities	219		219
Commercial mortgage-backed securities	6,705	427	6,278	—
U.S. asset backed securities	3,995	251	3,744
Index-linked U.S. bonds	252		252
Total marketable debt securities by maturity dates	$56,445	$7,813	$40,918	$7,714

4.	LONG-TERM INVESTMENTS

Long-term investments accounted for at cost:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$21,040	$25,660	$20,041	$24,095
Real estate partnership	747	1,067	747	1,067
Investments accounted for at cost	$21,787	$26,727	$20,788	$25,162

Long-term investment partnership accounted for under the equity method:

	March 31, 2014	December 31, 2013
Investment partnership	$12,834	$8,595

The Company recorded equity income of $906 and an equity loss of $23 for the three months ended March 31, 2014 and 2013, respectively, related to the limited partnership.

The carrying value of the investment was approximately $12,834 and $8,595 as of March 31, 2014 and December 31, 2013, respectively, which approximated the investment's fair value.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5. NEW VALLEY LLC
Residential Brokerage Business Acquisition. New Valley is engaged in the real estate business and is seeking to acquire additional real estate properties and operating companies. As of January 1, 2013, the Company owned a 50% interest in Douglas Elliman, and the Company accounted for its 50% using the equity method of accounting. On December 13, 2013, an affiliate of New Valley acquired an additional 20.59% interest in Douglas Elliman from Prudential Real Estate Financial Services of America, Inc. for a purchase price of $60,000 in cash. The acquisition increased the Company's ownership position in Douglas Elliman from 50% to 70.59%.
The preliminary fair values of the assets acquired, liabilities assumed and the non-controlling interest recorded for Douglas Elliman as of December 13, 2013 were adjusted during the first quarter of 2014. Goodwill and current liabilities were reduced by $454 and $105, respectively, while intangible assets related to favorable lease agreements were increased by $559. The amounts are preliminary as management is still evaluating the valuations of certain assets acquired in the acquisition. These adjustments have been reflected in the Company's condensed consolidated balance sheet as of December 31, 2013 and March 31, 2014, respectively.
Equity Method of Accounting. Prior to December 13, 2013, New Valley accounted for its 50% interest in Douglas Elliman under the equity method of accounting. New Valley recorded income of $623, which includes management fees earned by New Valley from Douglas Elliman, for the three months ended March 31, 2013 associated with Douglas Elliman.
Summarized income statement information for Douglas Elliman for the three months ended March 31, 2013, is presented below.

Three Months Ended
March 31, 2013
Revenues	$74,537
Costs and expenses	73,614
Depreciation expense	973
Amortization expense	56
Other income	142
Interest expense, net	—
Income tax benefit	(59)
Net income	$95

New Valley received cash distributions from Douglas Elliman of $1,325 for the three months ended March 31, 2013.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Investments in non-consolidated real estate businesses.  New Valley also holds equity investments in various real estate projects domestically and internationally. The components of “Investments in non-consolidated real estate businesses” were as follows:

	March 31, 2014	December 31, 2013

Sesto Holdings	$5,037	$5,037
Land Development	5,037	5,037

1107 Broadway	6,384	6,579
The Whitman	1,165	1,165
The Marquand	7,000	7,000
11 Beach Street	12,249	11,160
701 Seventh Avenue	10,791	11,148
101 Murray Street	20,506	19,256
Leroy Street	605	1,150
8701 Collins Avenue	3,832	3,794
Condominium and Mixed Use Development	62,532	61,252

23-10 Queens Plaza South	8,058	8,058
Maryland Portfolio	3,688	3,498
ST Portfolio	15,722	15,984
Apartment and Office Buildings	27,468	27,540

Chrystie Street	2,986	2,048
Park Lane Hotel	18,545	19,514
Hotel Taiwana	7,600	7,428
Coral Beach	2,447	2,964
Hotels	31,578	31,954

Other	3,264	2,419

Investments in non-consolidated real estate businesses	$129,879	$128,202

Condominium and Mixed Use Development:
Condominium and mixed use developments investments range in ownership percentage from 5% to 49.5%. During the three months ended March 31, 2014, New Valley made capital contributions totaling $3,070, received distributions of $4,142, and recorded equity income of $2,292 primarily related to the sale of a commercial unit at 1107 Broadway. New Valley's maximum exposure to loss as a result of its investments in condominium and mixed use developments was $62,532 at March 31, 2014.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Apartment and Office Buildings:
Apartment and office buildings investments range in ownership percentage from 7.5% to 45.4%. During the three months ended March 31, 2014, New Valley received distributions of $125 and recorded net equity income of $53. New Valley received distributions of $142 and recorded equity loss of $142 for the same period in 2013. New Valley's maximum exposure to loss as a result of its investment in apartment and office buildings was $27,468 at March 31, 2014.

Hotels:
Hotel investments range in ownership percentage from 5% to 49%. During the three months ended March 31, 2014, New Valley made capital contributions totaling $938 and recorded a net equity loss of $1,314. New Valley's maximum exposure to loss as a result of its investments in hotels was $31,578 at March 31, 2014.

Consolidated real estate investments:
The components of “Investments in consolidated real estate businesses, net” were as follows:

	March 31, 2014	December 31, 2013
Escena, net	$10,765	$10,625
Indian Creek	10,322	10,286
Investment in consolidated real estate businesses, net	$21,087	$20,911

Escena.  In October 2013, the Company sold 200 of the 867 residential lots. The remaining project consists of 667 residential lots, consisting of both single family and multi-family lots, an 18-hole golf course, clubhouse restaurant and golf shop, and a seven-acre site approved for a 450-room hotel.
The assets of "Escena, net" are as follows:

	March 31, 2014	December 31, 2013
Land and land improvements	$8,930	$8,930
Building and building improvements	1,530	1,530
Other	1,818	1,577
	12,278	12,037
Less accumulated depreciation	(1,513)	(1,412)
	$10,765	$10,625

The Company recorded operating income of $520 and $383 for three months ended March 31, 2014 and 2013, respectively, from Escena.

Investment in Indian Creek. In March 2013, New Valley invested $7,616 for an 80% interest in Timbo LLC ("Indian Creek") which owns a residential real estate project located on Indian Creek, Florida. As a result of the 80% ownership interest, the consolidated financial statements of the Company include the balances of Indian Creek which included land and building of approximately $9,979, a line of credit of $3,570, equity interest of $4,742 and a minority interest of $1,185 as of March 31, 2014. There is a $770 is payable to the minority interest shareholder as of March 31, 2014.

In May 2014, the Indian Creek property was sold for approximately $14,400 and New Valley received a distribution of approximately $7,100.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	March 31, 2014	December 31, 2013
Vector:
7.75% Senior Secured Notes due 2021	$450,000	$450,000
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $7,504 and $19,311*	17,496	30,689
6.75% Variable Interest Senior Convertible Exchange Notes due 2014, net of unamortized discount of $19,615 and $25,944*	87,915	81,586
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $153,886 and $155,817*	76,114	74,183
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $107,464 and $0*	151,286	—
Liggett:
Revolving credit facility	15,747	30,424
Term loan under credit facility	3,810	3,884
Equipment loans	17,029	17,252
Other	4,220	4,325
Total notes payable, long-term debt and other obligations	823,617	692,343
Less:
Current maturities	(132,791)	(151,577)
Amount due after one year	$690,826	$540,766
______________________
* The fair value of the derivatives embedded within the 6.75% Variable Interest Senior Convertible Note ($2,527 at March 31, 2014 and $6,607 at December 31, 2013, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($9,579 at March 31, 2014 and $12,521 at December 31, 2013, respectively), the 5.50% Variable Interest Senior Convertible Debentures ($83,573 at March 31, 2014 and $0 at December 31, 2013, respectively), and the 7.50% Variable Interest Senior Convertible Debentures ($98,296 at March 31, 2014 and $92,934 at December 31, 2013, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

7.75% Senior Secured Notes due 2021 - Vector:

On April 15, 2014, the Company completed the sale of $150,000 principal amount of its 7.75% Senior Secured Notes due 2021 for a price of 106.750% in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The Company received net proceeds of approximately $156,000 and the net proceeds will be used for general corporate purposes, including additional investments in real estate and in its tobacco business. In connection with the issuance of the 7.75% Senior Secured Notes, the Company entered into a Registration Rights Agreement. The Company agreed to consummate a registered exchange offer for the 7.75% Senior Secured Notes within 360 days after the date of the initial issuance of the 7.75% Senior Secured Notes. The new 7.75% Senior Secured Notes to be issued in the exchange offer will have substantially the same terms as the original notes, except that the new 7.75% Senior Secured Notes will have been registered under the Securities Act. The Company will be required to pay additional interest on the 7.75% Senior Secured Notes if it fails to timely comply with its obligations under the Registration Rights Agreement until such time as it complies.

6.75% Variable Interest Senior Convertible Note due 2014 - Vector:
On March 14, 2014, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted $25,000 principal balance of the $50,000 Note into 2,121,479 of the Company's common shares. The Company recorded non-cash accelerated interest expense related to the converted debt of $3,679 for the three months ended March 31, 2014. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $25,000.

5.5% Variable Interest Senior Convertible Notes due 2020 - Vector:
On March 24, 2014, the Company completed the sale of $258,750 of its Variable Interest Convertible Senior Notes due 2020 (the "2020 Convertible Notes"). The 2020 Convertible Notes are the Company's senior unsecured obligations and are effectively

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

subordinated to any of its secured indebtedness to the extent of the assets securing such indebtedness. The 2020 Convertible Notes are also structurally subordinated to all liabilities and commitments of the Company's subsidiaries.
The aggregate net proceeds from the sale of the 2020 Convertible Notes were approximately $250,300 after deducting underwriting discounts, commissions, fees and offering expenses. The net proceeds will be used for general corporate purposes, including for additional investments in real estate and in the Company's tobacco business. The Company may also consider using a portion of the net proceeds from the sale of the notes to address upcoming debt maturities.
The 2020 Convertible Notes pay interest (“Total Interest”) on a quarterly basis beginning April 15, 2014 at a rate of 1.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date after April 15, 2014 shall be the higher of (i) the Total Interest and (ii) 5.5% per annum with the interest payment on April 15, 2014 being based on 5.5% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price at March 31, 2014 was $27.16 per share (approximately 36.8155 shares of common stock per $1,000 principal amount of the note), and is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on April 15, 2020. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Revolving Credit Facility and Term Loan Under Credit Facility - Liggett:

As of March 31, 2014, a total of $19,557 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the facility was approximately $30,443 based on eligible collateral at March 31, 2014.

Non-Cash Interest Expense - Vector:

	Three Months Ended
	March 31,
	2014	2013
Amortization of debt discount	$12,456	$7,348
Amortization of deferred finance costs	708	597
Loss on extinguishment of 11% Senior Secured Notes	—	3,638
Accelerated interest expense on 6.75% Variable Interest Senior Convertible Note converted	3,679	—
	$16,843	$11,583

Fair Value of Notes Payable and Long-Term Debt:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable and long-term debt	$823,617	$1,325,898	$692,343	$1,006,562

Notes payable and long-term debt are carried on the condensed balance sheet at amortized cost. The fair value determination disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 9 if such liabilities were recorded on the condensed balance sheet at fair value. The estimated fair value of the Company's notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company's credit risk as described in the Company's Form 10-K. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein are not necessarily indicative of the amount that could be realized in a current market exchange.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7. CONTINGENCIES

Tobacco-Related Litigation:

Overview
Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling ("Engle progeny cases"); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation increase. The future financial impact of the risks and expenses of litigation are not quantifiable. For the three months ended March 31, 2014 and 2013, Liggett incurred tobacco product liability legal expenses and other litigation costs totaling $3,357 and $1,609, respectively.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals, Liggett has secured approximately $5,237 in bonds as of March 31, 2014.
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
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in this Note 7: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Cautionary Statement About Engle Progeny Cases. Judgments have been entered against Liggett and other industry defendants in Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. As of March 31, 2014, 16 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts. Eleven verdicts were returned in favor of the plaintiffs and five in favor of Liggett. Excluding the Lukacs case, which was tried in 2002, seven years before the trials of Engle progeny cases commenced, the compensatory verdicts against Liggett have ranged from $1 to $3,479. In certain cases, the judgments entered have been joint and several with other defendants. In two of the cases, punitive damages were awarded against Liggett for $1,000 and $7,600. Except as discussed in this Note 7 regarding the cases where an adverse verdict was entered against Liggett and that remain on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members' claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages. Although in October 2013 Liggett entered into a comprehensive settlement of a substantial majority of the Engle progeny cases, it believes that the process under which Engle progeny cases are tried is unconstitutional and continues to pursue its appellate rights in the remaining cases.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett's past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. Liggett may, however, enter into settlement discussions in particular cases if it believes it is in its best interest to do so, including the remaining Engle progeny cases. As of March 31, 2014, Liggett (and in certain cases the Company) had, on an individual basis, settled 137 Engle progeny cases for approximately $1,126 in the aggregate. Seven of those cases were settled in the first quarter of 2014. In addition, in October 2013, Liggett announced a global settlement of the claims of over 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement below).
Individual Actions
As of March 31, 2014, there were 50 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include Engle progeny cases or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions, by state, that are pending against Liggett or the Company as of March 31, 2014:

State	Number of Cases
Florida	30
New York	9
Maryland	4
Louisiana	3
West Virginia	2
Missouri	1
Ohio	1
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
Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had until January 2008 in which to file individual lawsuits. As a result, Liggett and the Company, and other cigarette manufacturers, were named defendants in thousands of Engle progeny cases in both federal and state courts in Florida. Although the Company was not named as a defendant in the Engle case, it was named as a defendant in substantially all of the Engle progeny cases where Liggett was named as a defendant.
Engle Progeny Settlement. On October 23, 2013, the Company entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with approximately $61,600 paid in a lump sum ($2,100 was paid in December 2013 and approximately $59,500 was paid in February 2014) with the balance to be paid in installments over the next 14 years, subject to a cost of living adjustment beginning in year eight. In exchange, the claims of over 4,900 plaintiffs were dismissed with prejudice against the Company and Liggett. In 2013 the Company recorded a charge of $86,213 in connection with the settlement. Of this amount, $25,213 is related to certain payments discounted to their present value because the timing and amounts of such payments are fixed and determinable. The present value of the installment payments was computed using an 11% annual discount rate. The installment payments total approximately $48,000 on an undiscounted basis. The Company’s future payments will be approximately $3,500 per annum in 2015 through 2018 and approximately $34,500 in the aggregate thereafter.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Notwithstanding the comprehensive nature of the Engle Progeny Settlement, approximately 350 plaintiffs' claims remain outstanding. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company's consolidated financial position, results of operations and cash flows.
As of March 31, 2014, the following Engle progeny cases have resulted in judgments against Liggett:

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
A joint and several judgment for $11,132 was entered against Philip Morris and Liggett. The court denied defendants' request to reduce the compensatory damages by the plaintiff's comparative fault. Liggett entered into a settlement agreement to resolve its portion of the judgment for $1,500. The settlement is subject to bankruptcy court approval.

Total Damages Awarded:			$25,173	$8,600

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Through March 31, 2014, Liggett has paid $18,540, including interest and legal fees, to satisfy the judgments in five Engle progeny cases (Lukacs, Campbell, Douglas, Clay and Ward).
The Company's potential range of loss in the Putney, Tullo, Calloway, Buchanan, Cohen and Rizzuto cases is between $0 and $18,500 in the aggregate, plus accrued interest and legal fees. In determining the range of loss, the Company considers potential settlements as well as future appellate relief. Except as disclosed elsewhere in this Note 7, the Company is unable to determine a range of loss related to the remaining Engle progeny cases. Other than $1,500 accrued for Rizzuto, no amounts have been expensed or accrued in the accompanying consolidated financial statements for the cases described above. However, as cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
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
Liggett Only Cases.  There are currently four cases pending where Liggett is the only remaining defendant. These cases consist of three Individual Actions and one Engle progeny case. In one of the Individual Actions, Hausrath (NY state court), plaintiff moved to restore the case to the active docket calendar after it was removed by the court. The motion was granted. There has been no recent activity in the other two Individual Actions. The Engle progeny case is not currently set for trial. Cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases.
Class Actions
As of March 31, 2014, there were four actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.
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
In November 1997, in Young v. American Tobacco Co., a purported personal injury class action was commenced on behalf of plaintiff and all similarly situated residents in Louisiana who, though not themselves cigarette smokers, allege they were exposed to secondhand smoke from cigarettes that were manufactured by the defendants, including Liggett, and suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. No class certification hearing has been held.   In October 2004, the trial court stayed the Young case pending the outcome of an appeal in Scott v. The American Tobacco Co., a Louisiana case seeking medical monitoring for resident smokers. Liggett was not a party in the Scott case.  The Scott case was tried to a jury which denied the medical monitoring claim but determined instead that the defendants must establish a smoking cessation program.  Notwithstanding the fact that Scott is now concluded, in June 2013, plaintiffs’ counsel moved for an indefinite stay of the Young case.  The defendants did not oppose the stay and it was entered upon consent.
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
In February 2000, in Smith v. Philip Morris, a case pending in Kansas, a class was commenced against cigarette manufacturers alleging they conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs seek to recover an unspecified amount in actual and punitive damages. Class certification was granted in November 2001. In January 2012, the trial court heard oral argument on defendants' motions for summary judgment and in March 2012, the court granted the motions and dismissed plaintiffs' claims with prejudice. In July 2012, plaintiffs noticed an appeal. Oral argument occurred on December 11, 2013. A decision is pending.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action. After two mistrials, on May 15, 2013, the jury rejected all but one of the plaintiffs' claims, finding for the plaintiffs on the claim that ventilated filter cigarettes, sold between 1964 and July 1, 1969, should have included instructions on how to use them. On July 15, 2013, plaintiffs filed a renewed motion for judgment as a matter of law and a motion for a new trial. Defendants filed a motion for judgment notwithstanding the verdict. All post-trial motions were denied and the issue of damages was reserved for further proceedings that have not yet been scheduled. Final judgment as to liability was issued on October 28, 2013, after which the plaintiffs filed a Notice of Appeal with respect to the defense verdicts obtained on five of the six claims. The defendants did not appeal the verdict in favor of the plaintiffs on the "failure to instruct" claim which impacted less than 30 of the plaintiffs. If the case were to proceed against Liggett, it is estimated that Liggett could be a defendant in approximately 100 of the individual cases.
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
Health Care Cost Recovery Actions
As of March 31, 2014, there was one remaining Health Care Cost Recovery Action pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.
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
Upcoming Trials
As of March 31, 2014, there were 18 Engle progeny cases scheduled for trial through March 31, 2015, where Liggett (and in many cases, the Company) is a named defendant. Trial dates are, however, subject to change.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of 1.63% (approximately 1.65% if the "gross" vs "net" settlement, described below, is not concluded) of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco's domestic shipments accounted for 3.3% of the total cigarettes sold in the United States in 2013. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 31, 2013, Liggett pre-paid $95,000 of its 2013 MSA obligation. On April 15, 2014, Liggett and Vector Tobacco paid approximately $16,300 for the balance of their 2013 MSA obligation.
Certain MSA Disputes
NPM Adjustment.  In March 2006, an economic consulting firm selected pursuant to the MSA determined that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers, to non-participating manufacturers, for 2003. This is known as the “NPM Adjustment.” The economic consulting firm subsequently rendered the same decision with respect to 2004 and 2005. In March 2009, a different economic consulting firm made the same determination for 2006. As a result, the manufacturers are entitled to potential NPM Adjustments to each of their 2003 - 2006 MSA payments. The Participating Manufacturers are also entitled to potential NPM Adjustments to their 2007 - 2013 payments pursuant to agreements entered into between the OPMs and the Settling States under which the OPMs agreed to make certain payments for the benefit of the Settling States, in exchange for which the Settling States stipulated that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers for each of those years. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid allocation of the NPM Adjustment to the payments made by the manufacturers for the benefit of that Settling State.
For 2003 through 2013, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco paid subject to dispute, withheld payment or paid into a disputed payment account the amounts associated with these NPM Adjustments.
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
In response to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. In exchange the OPMs and SPMs agreed to a 20% reduction in the NPM Adjustment for 2003. In June 2010, the three person arbitration panel was selected. In November 2011, the Participating Manufacturers advised the arbitration panel that they were not contesting diligent enforcement of 16 Settling States for 2003. Substantive hearings commenced in April 2012 and were completed in June 2013.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In December 2012, the Participating Manufacturers entered into a “term sheet” with 20 Settling States setting out terms for settlement of the NPM Adjustment for 2003 through 2012 and addressing the NPM Adjustment with respect to those states for future years. Certain of the non-settling states objected to the settlement. In March 2013, the arbitration panel entered a Stipulated Partial Settlement and Award which, among other things, overruled the objections of the non-settling states and directed the independent auditor to implement certain terms of the term sheet effective with the April 15, 2013 MSA payments. In May 2013, two additional states joined the settlement. Several non-settling states are attempting to vacate the settlement award by filing state court actions. In Idaho, a trial court denied that state's motion to vacate, and the state noticed an appeal of that denial. In Colorado, a trial court also denied that state’s motion to vacate; Colorado has not filed an appeal, and the time period for appeal has passed. Although certain terms of the settlement were implemented by the independent auditor on April 15, 2013, no assurance can be given as to the ultimate outcome of the non-settling states' challenges.
As a result of the settlement, in the first quarter of 2013 Liggett and Vector Tobacco recognized income of $5,602. Following the additional two states joining the settlement in May 2013, Liggett and Vector Tobacco recognized an additional $1,345 of income in the second quarter of 2013. Finally, Liggett and Vector Tobacco received credits of $1,733 in April 2014 from these settling states related to the 2013 NPM Adjustment. The remaining NPM Adjustment accrual of $27,600 at March 31, 2014 relates to the disputed amounts Liggett and Vector Tobacco have withheld from the non-settling states for 2004 through 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. Approximately $24,400 currently remains in the disputed payments accounts relating to the 2011, 2012 and 2013 NPM Adjustment dispute with these non-settling states.
In September 2013, the panel issued its decisions with respect to the 15 states that did not enter into the Stipulated Partial Settlement and Award, finding that six states did not diligently enforce their MSA escrow statutes in 2003. As a result of this ruling Liggett recognized income of $5,987 including interest, in the third quarter of 2013. All six of the states that were found to be non-diligent filed motions in state court seeking to vacate or reduce the amount of the arbitration award. A trial court in one of those states, Pennsylvania, rejected the state's motion to vacate the award but granted its motion to reduce the award. As a result, in April 2014, Liggett received a credit in the amount of $6,441 for the 2003 NPM Adjustment (as calculated by the independent auditor). It subsequently reimbursed the six states 20% of that credit, pursuant to the agreement discussed above, bringing its net recovery to $5,152, which is approximately $835 lower than the amount Liggett believes it’s entitled to. Subsequent to the April 15th MSA payment date, a state court in Missouri ruled similarly to the ruling in Pennsylvania. As such, Liggett's 2003 NPM credit adjustment could be reduced by an additional $500. The Participating Manufacturers, including Liggett, plan to appeal the Pennsylvania and Missouri decisions. If Liggett is unsuccessful in its appeal of the Pennsylvania or Missouri court rulings or if other states are successful with respect to any such motions, the amount of the 2003 NPM Adjustment and any interest or earnings to which Liggett is entitled could be lower than the amounts described above and Liggett would have to pay the difference.
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
In December 2012, the parties arbitrated the dispute before a panel of three arbitrators. In February 2013, the arbitrators granted the relief sought by Liggett.  The arbitrators ruled that the limitations provisions of the MSA precluded the independent auditor from recalculating Liggett's grandfathered market share exemption or Liggett's payment obligations beyond the last four years.  The arbitrators further ruled that, for purposes of calculating Liggett's payment obligations for the applicable years, Liggett's market share, calculated on a net basis, should be increased by a factor of 1.25%.  Liggett filed a motion seeking correction of the part of the arbitrators' decision that would require the 1.25% increase in Liggett's market share. The states objected to Liggett's motion and sought additional relief from the panel declaring that any adjustment ordered by the panel is not limited by the four years limitations set forth in the MSA. If the arbitrator's ruling is not modified, Liggett would be required to pay approximately $16,200 for the previous five years. If the relief requested by the states is granted, Liggett could be required to pay up to approximately $36,200. The panel agreed to hear arguments on the motions in May 2013, but due to the conditional settlement described below, the parties agreed to adjourn the hearing.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In June 2013, Liggett and a negotiating group on behalf of the Settling States reached an agreement in principle to resolve all disputes regarding "gross" v. "net", subject to definitive documentation and approval thereof by each Settling State. The proposed settlement requires that Liggett pay $8,500 to the Settling States and agree to reduce its market share exemption from 1.645% to 1.63% starting in 2013 and for all years thereafter. In exchange, the Settling States will release Liggett from all claims in connection with the "gross" v. "net" dispute. The Company fully accrued the proposed settlement payment of $8,500 in 2013. There can be no assurance that the settlement will be concluded and if it is not, that Liggett will be successful in seeking modification of the award by the panel or that Liggett will not be required to make additional payments, which could adversely affect the Company’s consolidated financial position, results of operations and cash flows.
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
Cautionary Statement.  Management is not able to predict the outcome of the litigation pending or threatened against Liggett or the Company. Litigation is subject to many uncertainties. Liggett has been found liable in several Engle progeny cases and in Individual Actions, several of which were affirmed on appeal and satisfied by Liggett. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may attempt to settle particular cases if it believes it is in its best interest to do so.
Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking-related case could encourage the commencement of additional litigation. Except as discussed in this Note 7, management is unable to estimate the loss or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its consolidated financial statements for unfavorable outcomes.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The activity in the Company's accruals for the MSA and tobacco litigation for the three months ended March 31, 2014 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2014	$25,348	$59,310	$84,658	$27,571	$27,058	$54,629
Expenses	24,542	1,688	26,230	—	—	—
NPM Settlement adjustment	—	—	—	—	—	—
Change in MSA obligations capitalized as inventory	29	—	29	—	—	—
Payments	—	(59,782)	(59,782)	—	—	—
Reclassification from non-current liabilities	—	3,575	3,575	—	(3,575)	(3,575)
Interest on withholding	—	6	6	—	263	263
Balance as of March 31, 2014	$49,919	$4,797	$54,716	$27,571	$23,746	$51,317

The activity in the Company's accruals for the MSA and tobacco litigation for the three months ended March 31, 2013 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2013	$32,970	$1,470	$34,440	$52,639	$1,862	$54,501
Expenses	28,389	124	28,513	—	—	—
NPM Settlement adjustment	—	—	—	(12,144)	—	(12,144)
Change in MSA obligations capitalized as inventory	96	—	96	—	—	—
Payments	—	(1,580)	(1,580)	—	—	—
Reclassification from non-current liabilities	3,277	223	3,500	(3,277)	(223)	(3,500)
Interest on withholding	—	11	11	—	42	42
Balance as of March 31, 2013	$64,732	$248	$64,980	$37,218	$1,681	$38,899

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Liggett Vector Brands entered into an agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. The agreement expires in February 2016. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. To secure its potential obligations under the agreement, Liggett Vector Brands posted a $100 letter of credit and agreed to fund up to an additional $400. In the third quarter of 2013, Liggett paid $83 for obligations under this program, and therefore, is only committed to fund an additional $317 over the letter of credit. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at March 31, 2014.
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

8.	INCOME TAXES

The Company's provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations. The annual effective income tax rate is reviewed and, if necessary, adjusted on a quarterly basis.
The Company's income tax expense (benefit) consisted of the following:

	Three Months Ended
	March 31,
	2014	2013
Income (loss) before provision for income taxes	$6,471	$(2,016)
Income tax expense (benefit) using estimated annual effective income tax rate	2,303	(788)
Impact of discrete items, net	639	453
Income tax expense (benefit)	$2,942	$(335)

The discrete item for the three months ended March 31, 2014 is primarily related to an increase in the blended state tax rate that resulted in the Company's revaluation of its deferred taxes and the results of a recent state income tax audit. The discrete item for the three months ended March 31, 2013 is related to the the loss on the extinguishment of the 11% Senior Secured Notes.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of March 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$130,030	$130,030	$—	$—
Certificates of deposit	3,350	—	3,350	—
Bonds	5,237	5,237	—	—
Investment securities available for sale				—
Equity securities	124,391	123,514	877	—
Fixed income securities
U.S. Government securities	14,970	—	14,970	—
Corporate securities	30,304	6,975	23,329	—
U.S. mortgage backed securities	219	—	219	—
Commercial mortgage-backed securities	6,705	—	6,705	—
U.S. asset backed securities	3,995	—	3,995	—
Index-linked U.S. bonds	252	—	252	—
Total fixed income securities	56,445	6,975	49,470	—

Warrants	1,602	—	—	1,602
Total	$321,055	$265,756	$53,697	$1,602

Liabilities:
Fair value of derivatives embedded within convertible debt	$193,975	$—	$—	$193,975

(1)
Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $1,602 as of March 31, 2014 and are included in "Other assets". The Company recognized loss of $157 for the three months ended March 31, 2014 related to the change in fair value of the Warrants.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Fair Value Measurements as of December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$130,733	$130,733	$—	$—
Certificates of deposit	2,961	—	2,961	—
Bonds	5,337	5,337	—	—
Investment securities available for sale				—
Equity securities	118,474	117,737	737	—
Fixed income securities				—
U.S. Government securities	13,990	—	13,990	—
Corporate securities	29,923	6,497	23,426	—
U.S. mortgage backed securities	495	—	495	—
Commercial mortgage-backed securities	6,822	—	6,822	—
U.S. asset backed securities	2,081	—	2,081	—
Index-linked U.S. bonds	749	—	749	—
Total fixed income securities	54,060	6,497	47,563	—

Warrants (1)	1,935	—	—	1,935
Total	$313,500	$260,304	$51,261	$1,935

Liabilities:

Fair value of derivatives embedded within convertible debt	$112,062	$—	$—	$112,062

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
The fair value of derivatives embedded within convertible debt was derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads based upon the implied debt rate of the 5.50% Convertible Notes to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt are presented on the Condensed Consolidated Statements of Operations.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company recognized charges of $1,650 and income of $3,049 for the three months ended March 31, 2014 and 2013, respectively.
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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at March 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	March 31, 2014	Valuation Technique	Unobservable Input	Range (Actual)

Warrants	$1,602	Option model	Stock price	$3.02
			Exercise price	$1.68
			Term (in years)	2.6
			Volatility	50.64%
			Dividend rate	—
			Risk-free return	0.70%

Fair value of derivatives embedded within convertible debt	$193,975	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$21.54
			Convertible trading price	104.56%
			Volatility	16%
			Implied credit spread	6.25% - 7.25% (6.75%)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at December 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2013	Valuation Technique	Unobservable Input	Range (Actual)

Warrants	$1,935	Option model	Stock price	$3.13
			Exercise price	$1.68
			Term (in years)	2.8
			Volatility	53.82%
			Dividend rate	—
			Risk-free return	0.72%

Fair value of derivatives embedded within convertible debt	$112,062	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$16.37
			Convertible trading price	118.70%
			Volatility	18%
			Implied credit spread	7.5% - 8.5% (8.0%)

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of March 31, 2014 and December 31, 2013, respectively.

10. SEGMENT INFORMATION

The Company's significant business segments for the three months ended March 31, 2014 and 2013 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of conventional cigarettes. The Real Estate segment includes the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Indian Creek and investments in non-consolidated real estate businesses. Corporate and other includes the operations of the Company's e-cigarette business ("Zoom"). The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company's operations before taxes for three months ended March 31, 2014 and 2013 follows:

			Real	Corporate
	Tobacco		Estate	and Other	Total

Three months ended March 31, 2014
Revenues	$233,392		$108,044	$5,800	$347,236
Operating income (loss)	42,896	(1)	4,744	(4,918)	42,722
Equity income from non-consolidated real estate businesses	—		1,552	—	1,552
Depreciation and amortization	2,493		4,347	252	7,092
Capital expenditures	4,551		1,873	—	6,424

Three months ended March 31, 2013
Revenues	$240,402		$5,767	$—	$246,169
Operating income (loss)	47,160	(2)	86	(4,150)	43,096
Equity income from non-consolidated real estate businesses	—		481	—	481
Depreciation and amortization	2,385		128	83	2,596
Capital expenditures	1,937		305	1,315	3,557

(1) Operating income includes $1,500 of litigation settlement charges.
(2) Operating income includes $5,602 of income from NPM Settlement.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to Securities and Exchange Commission Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered”. Each of the subsidiary guarantors are 100% owned, directly or indirectly, by the Company, and all guarantees are joint and several and subject to certain automatic release provisions. Relief from the financial statement requirements under Rule 3-10 is being provided because the Company's guarantee release provisions are considered customary. Such release provisions are as follows:

•	the sale or other disposition of all or substantially all of the assets or all of the capital stock of any subsidiary guarantor; and

•	the satisfaction of the requirements for legal defeasance or the satisfaction and discharge of the indenture.
The Company's investments in its consolidated subsidiaries are presented under the equity method of accounting.
The indenture of the 7.75% Senior Secured Notes contains covenants that restrict the payment of dividends by the Company if the Company's consolidated earnings before interest, taxes, depreciation and amortization, as defined in the indenture, for the most recently ended four full quarters is less than $75,000 and the indenture also restricts the incurrence of debt if the Company's Leverage Ratio and its Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		March 31, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$292,285	$19,299	$69,892	$—	$381,476
Investment securities available for sale	121,872	58,964	—	—	180,836
Accounts receivable - trade, net	—	10,782	2,399	—	13,181
Intercompany receivables	331	191	—	(522)	—
Inventories	—	110,030	—	—	110,030
Deferred income taxes	22,801	5,623	—	—	28,424
Income taxes receivable, net	27,504	—	—	(5,344)	22,160
Restricted assets	—	2,103	1,414	—	3,517
Other current assets	25,905	12,743	13,924	(25,318)	27,254
Total current assets	490,698	219,735	87,629	(31,184)	766,878
Property, plant and equipment, net	3,389	57,193	20,508	—	81,090
Investment in consolidated real estate businesses, net	—	—	21,087	—	21,087
Long-term investments accounted for at cost	21,040	—	747	—	21,787
Long-term investments accounted for under the equity method	12,834	—	—	—	12,834
Investments in non-consolidated real estate businesses	—	—	129,879	—	129,879
Investments in consolidated subsidiaries	433,400	—	—	(433,400)	—
Restricted assets	1,595	9,416	—	—	11,011
Deferred income taxes	46,856	8,383	3,776	—	59,015
Goodwill and other intangible assets, net	—	107,511	161,063	—	268,574
Prepaid pension costs	—	26,872	—	—	26,872
Other assets	44,677	10,290	5,251	—	60,218
Total assets	$1,054,489	$439,400	$429,940	$(464,584)	$1,459,245
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$105,411	$52,447	$251	$(25,318)	$132,791
Current portion of fair value of derivatives embedded within convertible debt	12,107	—	—	—	12,107
Current portion of employee benefits	—	939	—	—	939
Accounts payable	1,210	4,083	4,222	—	9,515
Intercompany payables	—	—	522	(522)	—
Accrued promotional expenses	—	18,566	—	—	18,566
Income taxes payable, net	—	8,489	—	(5,344)	3,145
Accrued excise and payroll taxes payable, net	—	23,528	—	—	23,528
Litigation accruals and current payments due under the Master Settlement Agreement	—	54,716	—	—	54,716
Deferred income taxes	36,311	14,143	—	—	50,454
Accrued interest	13,099	—	—	—	13,099
Other current liabilities	2,645	8,388	14,522	—	25,555
Total current liabilities	170,783	185,299	19,517	(31,184)	344,415
Notes payable, long-term debt and other obligations, less current portion	677,399	9,473	3,954	—	690,826
Fair value of derivatives embedded within convertible debt	181,868	—	—	—	181,868
Non-current employee benefits	31,828	16,404	—	—	48,232
Deferred income taxes	78,241	38,356	35,389	—	151,986
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,321	51,761	1,411	—	54,493
Total liabilities	1,141,440	301,293	60,271	(31,184)	1,471,820
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(86,951)	138,107	295,293	(433,400)	(86,951)
Non-controlling interest	—	—	74,376	—	74,376
Total Stockholders' (deficiency) equity	(86,951)	138,107	369,669	(433,400)	(12,575)
Total liabilities and stockholders' deficiency	$1,054,489	$439,400	$429,940	$(464,584)	$1,459,245

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$151,342	$11,812	$71,312	$—	$234,466
Investment securities available for sale	114,886	57,648	—	—	172,534
Accounts receivable - trade, net	—	10,154	2,005	—	12,159
Intercompany receivables	509	—	—	(509)	—
Inventories	—	93,496	—	—	93,496
Deferred income taxes	45,578	4,901	—	—	50,479
Income taxes receivable, net	—	10,447	—	(10,447)	—
Restricted assets	—	1,060	725	—	1,785
Other current assets	513	12,579	10,300	—	23,392
Total current assets	312,828	202,097	84,342	(10,956)	588,311
Property, plant and equipment, net	3,641	55,093	20,524	—	79,258
Investment in consolidated real estate businesses, net	—	—	20,911	—	20,911
Long-term investments accounted for at cost	20,041	—	747	—	20,788
Long-term investments accounted for under the equity method	8,595	—	—	—	8,595
Investments in non-consolidated real estate businesses	—	—	128,202	—	128,202
Investments in consolidated subsidiaries	410,442	—	—	(410,442)	—
Restricted assets	1,895	10,086	—	—	11,981
Deferred income taxes	35,000	12,766	3,708	—	51,474
Goodwill and other intangible assets, net	—	107,511	163,600	—	271,111
Prepaid pension costs	—	26,080	—	—	26,080
Other assets	38,374	10,126	5,053	—	53,553
Total assets	$830,816	$423,759	$427,087	$(421,398)	$1,260,264
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$112,275	$39,013	$289	$—	$151,577
Current portion of fair value of derivatives embedded within convertible debt	19,128	—	—	—	19,128
Current portion of employee benefits	—	939	—	—	939
Accounts payable	1,509	4,136	21,154	—	26,799
Intercompany payables	—	39	470	(509)	—
Accrued promotional expenses	—	18,655	—	—	18,655
Income taxes payable, net	16,870	—	—	(10,447)	6,423
Accrued excise and payroll taxes payable, net	—	11,621	—	—	11,621
Litigation accruals and current payments due under the Master Settlement Agreement	—	84,658	—	—	84,658
Deferred income taxes	32,309	13,425	—	—	45,734
Accrued interest	21,968	—	—	—	21,968
Other current liabilities	6,103	10,495	1,010	—	17,608
Total current liabilities	210,162	182,981	22,923	(10,956)	405,110
Notes payable, long-term debt and other obligations, less current portion	524,182	12,573	4,011	—	540,766
Fair value of derivatives embedded within convertible debt	92,934	—	—	—	92,934
Non-current employee benefits	31,462	16,455	—	—	47,917
Deferred income taxes	65,759	37,602	34,289	—	137,650
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,353	54,924	1,219	—	57,496
Total liabilities	925,852	304,535	62,442	(10,956)	1,281,873
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(95,036)	119,224	291,218	(410,442)	(95,036)
Non-controlling interest	—	—	73,427	—	73,427
Total Stockholders' (deficiency) equity	(95,036)	119,224	364,645	(410,442)	(21,609)
Total liabilities and stockholders' deficiency	$830,816	$423,759	$427,087	$(421,398)	$1,260,264

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$239,192	$108,044	$—	$347,236
Expenses:
Cost of sales	—	171,713	67,324	—	239,037
Operating, selling, administrative and general expenses	6,283	23,185	36,009	—	65,477
Management fee expense	—	2,467	—	(2,467)	—
Operating (loss) income	(6,283)	41,827	4,711	2,467	42,722
Other income (expenses):
Interest expense	(34,782)	(955)	(34)	318	(35,453)
Change in fair value of derivatives embedded within convertible debt	(1,650)	—	—	—	(1,650)
Acceleration of interest expense related to debt conversion	(3,679)	—	—	—	(3,679)
Equity income from non-consolidated real estate businesses	—	—	1,552	—	1,552
Equity income on long-term investments	906	—	—	—	906
Loss on investment securities available for sale	(53)	—	—	—	(53)
Equity income in consolidated subsidiaries	28,667	—	—	(28,667)	—
Management fee income	2,467	—	—	(2,467)	—
Other income, net	698	260	1,486	(318)	2,126
(Loss) income before provision for income taxes	(13,709)	41,132	7,715	(28,667)	6,471
Income tax benefit (expense)	17,238	(16,639)	(3,541)	—	(2,942)
Net income	3,529	24,493	4,174	(28,667)	3,529
Net income attributed to non-controlling interest	—	—	(949)	—	(949)
Net income attributed to Vector Group Ltd.	3,529	24,493	3,225	(28,667)	2,580
Comprehensive income attributed to non-controlling interest	—	—	(949)	—	(949)
Comprehensive income attributed to Vector Group	$7,888	$25,195	$3,225	$(28,420)	$7,888

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$240,402	$5,767	$—	$246,169
Expenses:
Cost of sales	—	172,956	4,221	—	177,177
Operating, selling, administrative and general expenses	5,876	18,494	1,526	—	25,896
Management fee expense	—	2,377	—	(2,377)	—
Operating (loss) income	(5,876)	46,575	20	2,377	43,096
Other income (expenses):
Interest expense	(32,960)	(412)	(4)	—	(33,376)
Change in fair value of derivatives embedded within convertible debt	3,049	—	—	—	3,049
Loss on extinguishment of debt	(21,458)	—	—	—	(21,458)
Equity income from non-consolidated real estate businesses	—	—	481	—	481
Equity loss on long-term investments	(23)	—	—	—	(23)
Gain on investment securities available for sale	—	5,406	—	—	5,406
Equity income in consolidated subsidiaries	31,288	—	—	(31,288)	—
Management fee income	2,377	—	—	(2,377)	—
Other, net	702	55	52	—	809
(Loss) income before provision for income taxes	(22,901)	51,624	549	(31,288)	(2,016)
Income tax benefit (expense)	21,220	(20,657)	(228)	—	335
Net (loss) income	(1,681)	30,967	321	(31,288)	(1,681)
Comprehensive income	$4,233	$34,445	$321	$(34,766)	$4,233

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash (used in) provided by operating activities	$(36,859)	$1,776	$1,880	$(5,881)	$(39,084)
Cash flows from investing activities:
Sale of investment securities	35,009	—	—	—	35,009
Purchase of investment securities	(36,763)	—	—	—	(36,763)
Purchase of long-term investments	(1,000)	—	—	—	(1,000)
Investments in non-consolidated real estate businesses	—	—	(4,068)	—	(4,068)
Distributions from non-consolidated real estate businesses	—	—	2,575	—	2,575
Increase in cash surrender value of life insurance policies	—	(47)	—	—	(47)
Decrease (increase) in restricted assets	300	(1)	(689)	—	(390)
Issuance of notes receivable	(35,000)	—	—	35,000	—
Investments in subsidiaries	(7,081)	—	—	7,081	—
Capital expenditures	—	(4,551)	(1,873)	—	(6,424)
Repayments of notes receivable	10,933	—	—	(10,000)	933
Net cash used in investing activities	(33,602)	(4,599)	(4,055)	32,081	(10,175)
Cash flows from financing activities:
Proceeds from debt issuance	258,750	36,758	—	(35,000)	260,508
Deferred financing costs	(8,210)	—	—	—	(8,210)
Repayments of debt	—	(12,120)	(95)	10,000	(2,215)
Borrowings under revolver	—	196,842	—	—	196,842
Repayments on revolver	—	(211,520)	—	—	(211,520)
Capital contributions received	—	350	6,731	(7,081)	—
Intercompany dividends paid	—	—	(5,881)	5,881	—
Dividends and distributions on common stock	(40,865)	—	—	—	(40,865)
Proceeds from exercise of Vector options	1,385	—	—	—	1,385
Tax benefit of options exercised	344	—	—	—	344
Net cash provided by financing activities	211,404	10,310	755	(26,200)	196,269
Net increase (decrease) in cash and cash equivalents	140,943	7,487	(1,420)	—	147,010
Cash and cash equivalents, beginning of period	151,342	11,812	71,312	—	234,466
Cash and cash equivalents, end of period	$292,285	$19,299	$69,892	$—	$381,476

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash (used in) provided by operating activities	$(36,170)	$40,891	$900	$(15,538)	$(9,917)
Cash flows from investing activities:
Sale of investment securities	—	6,582	—	—	6,582
Purchase of investment securities	—	(5,000)	—	—	(5,000)
Investments in non-consolidated real estate businesses	—	—	(1,354)	—	(1,354)
Investments in consolidated real estate businesses	—	—	(7,617)	—	(7,617)
Increase in cash surrender value of life insurance policies	(21)	(47)	—	—	(68)
Decrease (increase) in restricted assets	8	(1)	—	—	7
Investments in subsidiaries	(15,777)	—	—	15,777	—
Capital expenditures	(1,315)	(1,937)	(305)	—	(3,557)
Net cash used in investing activities	(17,105)	(403)	(9,276)	15,777	(11,007)
Cash flows from financing activities:
Proceeds from debt issuance	450,000	—	—	—	450,000
Deferred financing costs	(11,447)	—	—	—	(11,447)
Repayments of debt	(415,000)	(1,870)	(34)	—	(416,904)
Borrowings under revolver	—	214,762	—	—	214,762
Repayments on revolver	—	(233,691)	—	—	(233,691)
Capital contributions received	—	5,800	9,977	(15,777)	—
Intercompany dividends paid	—	(14,000)	(1,538)	15,538	—
Dividends and distributions on common stock	(35,749)	—	—	—	(35,749)
Net cash (used in) provided by financing activities	(12,196)	(28,999)	8,405	(239)	(33,029)
Net (decrease) increase in cash and cash equivalents	(65,471)	11,489	29	—	(53,953)
Cash and cash equivalents, beginning of period	401,344	3,776	735	—	405,855
Cash and cash equivalents, end of period	$335,873	$15,265	$764	$—	$351,902

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s  financial statements with a narrative from our management's perspective. Our MD&A is divided into the following sections:
•Overview and Recent Developments
•Results of Operations
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2013 and Notes thereto, included in the our 2013 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of and for the three months ended March 31, 2014.

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

On December 13, 2013, an affiliate of New Valley LLC acquired an additional 20.59% interest in Douglas Elliman from Prudential Real Estate Financial Services of America, Inc. The acquisition increased our ownership of Douglas Elliman from 50% to 70.59%. Consequently, after December 13, 2013, we consolidate the operations and financial position of Douglas Elliman.
Our subsidiary, Zoom E-Cigs LLC ("Zoom"), entered the emerging United States electronic cigarette ("e-cigarette") market in limited retail distribution outlets. Zoom’s operations are included in our “Corporate and Other” reporting segment.
On March 14, 2014, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted $25,000 principal balance of the $50,000 Note into 2,121,479 of our common shares.
On March 24, 2014, we completed the sale of $258,750 of our Variable Interest Convertible Senior Notes due 2020 and received net proceeds from the sale of the Notes were approximately $250,300. On April 15, 2014, we completed the sale of principal amount of our 7.75% Senior Secured Notes due 2021 for a price of 106.750% in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. We received net proceeds of approximately $156,000. The net proceeds of both issuances will be used for general corporate purposes, including for additional investments in real estate and in our tobacco business. We may also consider using a portion of the net proceeds from the sale of the Notes to address upcoming debt maturities.
In May 2014, the Indian Creek property was sold for approximately $14,400 and New Valley received a distribution of approximately $7,100.

Recent Developments in Smoking-Related Litigation

There are no material changes from the Recent Developments in Smoking-Related Litigation set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2013. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2013. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

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

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three months ended March 31, 2014 and 2013 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Indian Creek and investments in non-consolidated real estate businesses. Corporate and other includes the operations of our e-cigarette business ("Zoom").

	Three Months Ended
	March 31,
	2014		2013
Revenues:
Tobacco	$233,392		$240,402
Real estate	108,044		5,767
Corporate and other	5,800		—
Total revenues	$347,236		$246,169
Operating income (loss):
Tobacco	$42,896	(1)	$47,160	(2)
Real Estate	4,744		86
Corporate and other	(4,918)		(4,150)
Total operating income	$42,722		$43,096
____________________

(1) Operating income includes $1,500 of litigation settlement charges.
(2) Operating income includes $5,602 of income from NPM Settlement.

Three Months Ended March 31, 2014 Compared to Three Months ended March 31, 2013

Revenues: Total Revenues were $347,236 for the three months ended March 31, 2014 compared to $246,169 for the three months ended March 31, 2013. The $101,067 (41.1% ) increase in revenues was due to an increase in real estate revenues of $102,277 primarily related to the addition of the Douglas Elliman revenues in 2014 and $5,800 of revenues in the corporate and other segment associated with the Zoom e-cigarette brand. This was offset by a $7,010 decrease in Tobacco revenues.
Tobacco Revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.60 per carton in June 2013 and $0.70 per carton in December 2013.
All of our Tobacco sales were in the discount category in 2014 and 2013. For the three months ended March 31, 2014, tobacco revenues were $233,392 compared to $240,402 for the three months ended March 31, 2013. Revenues declined by 2.9% ($7,010) due to a decline in sales volume of $14,490 (approximately 129.1 million units) offset by a favorable price variance of $7,480.

Real Estate Revenues. Real estate revenues were $108,044 and $5,767 for the three months ended ended March 31, 2014 and 2013, respectively. Real estate revenues increased by $102,277 primarily related to the Douglas Elliman operations. Douglas Elliman became a consolidated subsidiary of ours in December 2013.
Other Revenues. Corporate and other revenues were $5,800 for the three months ended March 31, 2014 and relate to Zoom, our e-cigarette brand.

Cost of Sales. Total cost of sales were $239,037 for the three months ended ended March 31, 2014 compared to $177,177 for the three months ended March 31, 2013. The $61,860 (34.9% ) increase in cost of sales was due to an increase in real estate cost of sales of $63,103 related to the Douglas Elliman real estate commissions expense offset by a $4,790 decline in tobacco cost of sales.
Tobacco Cost of Sales. Our tobacco cost of sales declined from $172,956 for the three months ended March 31, 2013 to $168,166 for the three months ended March 31, 2014. The major components of our tobacco cost of sales are federal excise taxes, expenses under the MSA, FDA legislation and tobacco buyout, which are variable costs based on the number of units sold, and tobacco and other manufacturing costs, which are fixed and variable costs. Federal excise taxes declined from $108,911 for the three months ended March 31, 2013 to $102,413 for the three months ended March 31, 2014 as a result of decreased unit sales volume of 6.0%. Tobacco and other manufacturing costs were $29,268 and $28,827 for the three months ended March 31, 2014 and 2013, respectively. Expenses under the MSA were $24,543 and $22,788 for the three months ended March 31, 2014 and 2013, respectively.
Tobacco gross profit was $65,226 for the three months ended March 31, 2014 compared to $67,445 for the three months ended March 31, 2013. The $2,219 (3.3%) decline was due to decreased unit volume sales offset by the absence of the $5,602 NPM Settlement in the 2014 period. As a percentage of revenues (excluding federal excise taxes), Tobacco gross profit declined to 49.8% in the 2014 period compared to gross profit of 51.3% in the 2013 period (47.0% adjusting for the NPM Settlement) due to a decreased unit volume sales offset by price increases primarily on the PYRAMID brand.
Real Estate Cost of Sales. Real estate cost of sales was $67,324 and $4,221 for the three months ended March 31, 2014 and 2013, respectively. Real estate costs of sales increased by $63,103 primarily due to the Douglas Elliman commissions expense.
Other Cost of Sales. Corporate and other cost of sales was $3,547 for the three months ended March 31, 2014 and primarily relate to our Zoom operations.
Expenses. Operating, selling, general and administrative expenses were $65,477 for the three months ended March 31, 2014 compared to $25,896 for the same period last year. This was an increase of $39,581 (152.8%) of which $34,840 was primarily related to the operating, selling and administrative expenses of real estate and $2,696 of corporate and other expenses.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $22,330 for the three months ended March 31, 2014 compared to $20,285 for the three months ended March 31, 2013. Tobacco product liability legal expenses were $3,357 and $1,609 for the three months ended March 31, 2014 and 2013, respectively.
Real Estate expenses. Real estate operating, selling, general and administrative expenses were $36,301 and $1,461 for the three months ended March 31, 2014 and 2013, respectively. Real estate operating, selling, general and administrative expenses increased by $34,840 primarily related to the operating, selling and administrative expenses of Douglas Elliman.
Corporate and other expenses. Expenses at the corporate segment increased from $4,150 to $6,846 for the three months ended March 31, 2014. The $2,696 increase related primarily to expenses associated with the operations of Zoom.

Operating income. Operating income was $42,722 for the three months ended March 31, 2014 compared to $43,096 for the same period last year, a decline of $374 (0.9%). Tobacco operating income declined by $4,264 offset by an increase in real estate operating income of $4,658 from the Douglas Elliman. Corporate and other expenses increased by $768.

Tobacco operating income. Tobacco operating income declined from $47,160 for the three months ended March 31, 2014 to $42,896 for the same period last year. The Tobacco operating income decline of $4,264 was primarily associated with the absense of the $5,602 NPM Settlement in the 2014 period.
Real Estate operating income. The real estate segment had operating income of $4,744 and $86 for the three months ended March 31, 2013. The increase of $4,658 was primarily related to the Douglas Elliman operations.
Corporate and Other operating loss. The operating loss at the corporate segment was $4,918 for the three months ended March 31, 2014 compared to $4,150 for 2013. Corporate and other operating losses increased by $768 primarily as a result of Zoom.

Other income (expenses). Other expenses were $36,251 and $45,112 for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, other expenses primarily consisted of interest expense of $35,453, acceleration of interest expense related to the debt conversion of the 6.75% Variable Interest Senior Convertible Note of $3,679, expense of $1,650 from changes in fair value of derivatives embedded within convertible debt and a loss on sale of investment securities available for sale of $53. The increase in interest expense in 2014 was primarily attributable to higher average debt balances. This was offset by equity income on non-consolidated real estate businesses of $1,552, equity income on long-term investments of $906 and interest and other income of $2,126. For the three months ended March 31, 2013, other expenses primarily consisted of interest expense of $33,376, loss on the extinguishment of debt of $21,458 and equity loss on long-term investments of $23. This was offset by equity income on non-consolidated real estate businesses of $481, income of $3,049 from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $5,406 , and other income of $809.
Income before income taxes. Income before income taxes for the three months ended March 31, 2014 was $6,471 compared to a loss of $2,016 for the three months ended March 31, 2013. The increase is attributable to the items discussed above.
Income tax expense. The income tax expense was $2,942 for the three months ended March 31, 2014, compared to a benefit of $335 for the three months ended March 31, 2013. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the three months ended March 31, 2014, our income tax expense was increased by $639 due primarily to a change in the blended state tax rate that resulted in the Company's reevaluation of its deferred taxes and the results of a recent state income tax audit.

Liquidity and Capital Resources

Cash and cash equivalents increased by $147,010 for the three months ended March 31, 2014 and decreased by $53,953 for the three months ended March 31, 2013.
Cash used in operations was $39,084 and $9,917 for the three months ended March 31, 2014 and 2013, respectively. The change primarily related to cash payments in the 2014 period related to the Engle progeny settlement offset by payments in the 2013 period associated with the extinguishment of our 11% Senior Secured Notes due 2015.
Cash used in investing activities was $10,175 and $11,007 for the three months ended March 31, 2014 and 2013, respectively. In the first three months of 2014, cash used in investing activities was for the purchase of investment securities of $36,763, investment in non-consolidated real estate businesses of $4,068, capital expenditures of $6,424, purchase of long-term investments of $1,000, an increase in non-current restricted assets of $390 and an increase in cash surrender value of corporate-owned life insurance policies of $47. This was offset by the sale of investment securities of $35,009, distributions from non-consolidated real estate of $2,575, and collections of notes receivable of $933. In the first three months of 2013, cash used in investing activities was for investments in consolidated real estate business of $7,617, the purchase of investment securities of $5,000, capital expenditures of $3,557, investment in non-consolidated real estate businesses of $1,354 and an increase in cash surrender value of corporate-owned life insurance policies of $68. This was offset by the sale of investment securities of $6,582 and an increase in non-current restricted assets of $7.
Cash provided by financing activities was $196,269 compared to cash used in financing activities of $33,029 for the three months ended March 31, 2014 and 2013, respectively. In the first three months of 2014, cash was used for the repayment of debt of $2,215, distributions on common stock of $40,865, net repayments of debt under the revolver of $14,678 and deferred financing costs of $8,210. This was offset by proceeds from debt issuance of $260,508, proceeds from the exercise of Vector options of $1,385, and tax benefit of options exercised of $344. In the first three months of 2013, cash was used for the repayment of debt of $416,904, distributions on common stock of $35,749, net repayments of debt under the revolver of $18,929 and deferred financing costs of $11,447. This was offset by proceeds from debt issuance of $450,000,
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As of March 31, 2014, $19,557 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the Credit Facility was approximately $30,443 based on eligible collateral at March 31, 2014. At March 31, 2014, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett's EBITDA, as defined, were approximately $120,323 for the twelve months ended March 31, 2014.
Vector.   On March 14, 2014, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted $25,000 principal balance of the $50,000 Note into 2,121,479 of our common shares.
On March 24, 2014, we completed the sale of $258,750 of our Variable Interest Convertible Senior Notes due 2020 and received net proceeds from the sale of the Notes were approximately $250,300. On April 15, 2014, we completed the sale of principal amount of our 7.75% Senior Secured Notes due 2021 for a price of 106.750% in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. We received net proceeds of approximately $156,000. The net proceeds of both issuances will be used for general corporate purposes, including for additional investments in real estate and in our tobacco business. We may also consider using a portion of the net proceeds from the sale of the Notes to address upcoming debt maturities.
The indenture of our 7.75% senior secured notes due 2021 contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the indenture, for the most recently ended four full quarters is less than $75,000. The indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. Our Leverage Ratio is defined in the indenture as the ratio of our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. Our Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of financial covenants and the results of the calculation, as defined by the indenture.

	Indenture	March 31, 2014	December 31, 2013
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$259,155	$264,958
Leverage ratio, as defined	<3.0 to 1	1.13 to 1	1.22 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.4 to 1	0.5 to 1

We and our subsidiaries have significant indebtedness and debt service obligations. At March 31, 2014, we and our subsidiaries had total outstanding indebtedness of $1,112,087. Approximately $132,530  of our 6.75% convertible notes mature in 2014, $230,000 of our 7.5% convertible notes mature in 2019 and $450,000 of our 7.75% senior secured notes mature in 2021. We incurred an additional $258,750 of indebtedness in connection with the March 2014 offering of our 5.5% variable interest senior convertible notes due 2020. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette and real estate operations are positive cash flow generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $381,500, investment securities available for sale of approximately $180,800, long-term investments with an estimated value of approximately $39,600 and availability under Liggett's credit facility of approximately $30,400 at March 31, 2014. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.  We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of March 31, 2014, approximately $19,600 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of March 31, 2014, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $196.
In addition, as of March 31, 2014, $332,811 ($621,280 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $4,541 with approximately $9 resulting from the embedded derivative associated with our 6.75% note due 2014, $34 resulting from the embedded derivative associated with our 6.75% exchange notes due 2014, $2,143 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes, and the remaining $2,355 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $11,600 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility.The range of estimated fair market values of our embedded derivatives was between $196,319 and $191,682. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $193,975 as of March 31, 2014. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

We and New Valley also hold long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.

New Accounting Pronouncements

Refer to Note 1, Summary of Significant Accounting Policies, to our financial statements for further information on New Accounting Pronouncements.

Legislation and Regulation

There are no material changes from the Legislation and Regulation section set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2013. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

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
Further information on the risks and uncertainties to our business include the risk factors discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.
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

There were no changes in our internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

Reference is made to Note 7, incorporated herein by reference, to our condensed consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which our company, or its subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related legal proceedings to which Liggett or us is a party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 4400 Biscayne Boulevard, 10th Floor, Miami, Florida 33137, Attn. Investor Relations.

Item 1A. Risk Factors

Except as set forth below, there are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K, as amended, for the year ended December 31, 2013.

We have significant liquidity commitments

We have certain liquidity commitments that could require the use of our existing cash resources. As of March 31, 2014, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months could include the following:

•	cash interest expense of approximately $70.2 million,

•	retirement of our 6.75% variable interest senior convertible notes of $132.5 million;

•	dividends on our outstanding common shares (currently at an annual rate of approximately $161.2 million),

•	Engle progeny installment payment of $3.5 million, and

•	other corporate expenses and taxes.

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
We and our subsidiaries have significant indebtedness and debt service obligations. At March 31, 2014, we and our subsidiaries had total outstanding indebtedness of $1,112,087. Approximately $132,530  of our 6.75% convertible notes mature in 2014, $230,000 of our 7.5% convertible notes mature in 2019 and $450,000 of our 7.75% senior secured notes mature in 2021. We incurred an additional $258,750 of indebtedness in connection with the March 2014 offering of our 5.5% variable interest senior convertible notes due 2020. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours that were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the three months ended March 31, 2014.

Item 6.    Exhibits

4.1
Second Supplemental Indenture, dated as of March 24, 2014, to the Base Indenture, by and between Vector Group Ltd. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Vector's Form 8-K dated March 24, 2014).

4.2	Form of Global Note, relating to the 5.5% Variable Interest Senior Convertible Notes due 2020 (incorporated by reference to Exhibit 4.3 of Vector's Form 8-K dated March 24, 2014).

10.1	Vector Group Ltd. Stock Ownership Guidelines (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated March 10, 2014).

10.2	Vector Group Ltd. Stock Executive Compensation Clawback Policy (incorporated by reference to Exhibit 10.2 of Vector's Form 8-K dated March 10, 2014).

10.3	Vector Group Ltd. Management Incentive Plan (incorporated by reference to Exhibit 10.3 of Vector's Form 8-K dated March 10, 2014).

12.1
Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2013 and for each of the three months within the periods ended March 31, 2014 and 2013.

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

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and
Chief Financial Officer
Date:	May 12, 2014