Form 10-Q
period 2014-06-30
VECTOR GROUP LTD
filed 2014-07-30
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2014

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
☐ Yes ☒ No

At July 30, 2014, Vector Group Ltd. had 100,437,406 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2014	December 31, 2013
ASSETS:
Current assets:
Cash and cash equivalents	$506,423	$234,466
Investment securities available for sale	237,767	172,534
Accounts receivable - trade, net	15,753	12,159
Inventories	108,257	93,496
Deferred income taxes	28,264	50,479
Income tax receivable, net	12,769	—
Restricted assets	2,555	1,785
Other current assets	28,532	23,392
Total current assets	940,320	588,311
Property, plant and equipment, net	80,332	79,258
Real estate held for sale, net	10,669	20,911
Long-term investments accounted for at cost	27,239	20,788
Long-term investments accounted for under the equity method	17,842	8,595
Investments in non-consolidated real estate businesses	133,629	128,202
Restricted assets	11,581	11,981
Deferred income taxes	64,712	51,474
Intangible assets, net	8,755	11,919
Goodwill	72,976	71,681
Trademarks	80,005	80,000
Intangible asset associated with benefit under the Master Settlement Agreement	107,511	107,511
Prepaid pension costs	27,663	26,080
Other assets	59,428	53,553
Total assets	$1,642,662	$1,260,264
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$141,808	$151,577
Current portion of fair value of derivatives embedded within convertible debt	7,768	19,128
Current payments due under the Master Settlement Agreement	62,009	25,348
Current portion of employee benefits	939	939
Accounts payable	10,180	10,260
Accrued promotional expenses	20,040	18,655
Income taxes payable, net	3,156	6,423
Accrued excise and payroll taxes payable, net	16,809	11,621
Litigation accruals	4,536	59,310
Deferred income taxes	51,433	45,734
Accrued interest	29,926	21,968
Other current liabilities	31,708	34,147
Total current liabilities	380,312	405,110
Notes payable, long-term debt and other obligations, less current portion	853,669	540,766
Fair value of derivatives embedded within convertible debt	183,786	92,934
Non-current employee benefits	48,564	47,917
Deferred income taxes	153,481	137,650
Payments due under the Master Settlement Agreement	25,809	27,571
Litigation accruals	24,376	27,058
Other liabilities	3,778	2,867
Total liabilities	1,673,775	1,281,873
Commitments and contingencies
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 and 150,000,000 shares authorized, 104,385,261 and 101,430,853 shares issued and 100,437,406 and 97,482,998 shares outstanding	10,043	9,748
Additional paid-in capital	—	—
Accumulated deficit	(134,385)	(114,787)
Accumulated other comprehensive income	29,679	22,860
Less: 3,947,855 and 3,947,855 shares of common stock in treasury, at cost	(12,857)	(12,857)
Total Vector Group Ltd. stockholders' deficiency	(107,520)	(95,036)
Non-controlling interest	76,407	73,427
Total stockholders' deficiency	(31,113)	(21,609)
Total liabilities and stockholders' deficiency	$1,642,662	$1,260,264

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Tobacco*	$250,556	$249,120	$483,948	$489,522
Real estate	153,488	7,106	261,532	12,873
E-Cigarettes	2,569	—	8,369	—
Total revenues	406,613	256,226	753,849	502,395

Expenses:
Cost of sales:
Tobacco*	179,773	180,430	347,939	353,386
Real estate	97,763	6,015	165,087	10,236
E-Cigarettes	1,746	—	5,293	—
Total cost of sales	279,282	186,445	518,319	363,622

Operating, selling, administrative and general expenses	67,023	25,541	132,500	51,437
Operating income	60,308	44,240	103,030	87,336

Other income (expenses):
Interest expense	(44,183)	(32,086)	(79,636)	(65,462)
Loss on extinguishment of debt	—	—	—	(21,458)
Change in fair value of derivatives embedded within convertible debt	1,970	2,450	320	5,499
Acceleration of interest expense related to debt conversion	(439)	—	(4,118)	—
Equity (loss) income from non-consolidated real estate businesses	(1,808)	6,804	(256)	7,285
Equity (loss) income on long-term investments	(273)	846	633	823
(Loss) gain on sale of investment securities available for sale	(18)	(197)	(71)	5,209
Other, net	3,575	1,471	5,701	2,280
Income before provision for income taxes	19,132	23,528	25,603	21,512
Income tax expense	6,101	10,017	9,043	9,682

Net income	13,031	13,511	16,560	11,830

Net income attributed to non-controlling interest	(5,106)	—	(6,055)	—

Net income attributed to Vector Group Ltd.	$7,925	$13,511	$10,505	$11,830

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.08	$0.14	$0.11	$0.13

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.08	$0.14	$0.11	$0.13

Cash distributions and dividends declared per share	$0.40	$0.38	$0.80	$0.76

* Revenues and cost of sales include excise taxes of $109,695, $112,596, $212,108 and $221,507, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$13,031	$13,511	$16,560	$11,830

Net unrealized (losses) gains on investment securities available for sale:
Change in net unrealized (losses) gains	(2,886)	2,866	3,108	16,904
Net unrealized losses (gains) reclassified into net income	18	197	71	(5,209)
Net unrealized (losses) gains on investment securities available for sale	(2,868)	3,063	3,179	11,695

Net unrealized gains (losses) on long-term investments accounted for under the equity method:
Change in net unrealized gains (losses)	5,282	(1,542)	8,614	(584)
Net unrealized gains (losses) reclassified into net income	—	—	—	—
Net unrealized gains (losses) on long-term investments accounted for under the equity method	5,282	(1,542)	8,614	(584)

Net change in forward contracts	15	16	32	31

Net change in pension-related amounts	147	351	295	702

Other comprehensive income	2,576	1,888	12,120	11,844

Income tax effect on:
Change in net unrealized (losses) gains on investment securities	1,193	(1,163)	(1,780)	(6,863)
Net unrealized losses (gains) reclassified into net income on investment securities	(7)	(80)	(29)	2,115
Change in unrealized gains (losses) on long-term investments	(2,184)	626	(3,554)	237
Net unrealized gains (losses) on long-term investments accounted for under the equity method	—	—	—	—
Forward contracts	(6)	(6)	(12)	(12)
Pension-related amounts	(61)	(143)	74	(285)
Income tax provision on other comprehensive income	(1,065)	(766)	(5,301)	(4,808)

Other comprehensive income, net of tax	1,511	1,122	6,819	7,036

Comprehensive income	14,542	14,633	23,379	18,866

Comprehensive income attributed to non-controlling interest	(5,106)	—	(6,055)	—
Comprehensive income attributed to Vector Group Ltd.	$9,436	$14,633	$17,324	$18,866

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Stock	Interest	Total
Balance, January 1, 2014	97,482,998	$9,748	$—	$(114,787)	$22,860	$(12,857)	$73,427	$(21,609)
Net income	—	—	—	10,505	—	—	6,055	16,560
Change in net loss and prior service cost, net of income taxes	—	—	—	—	369	—	—	369
Forward contract adjustments, net of income taxes	—	—	—	—	20	—	—	20
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	5,060	—	—	5,060
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	1,328	—	—	1,328
Net unrealized loss reclassified into net income, net of income taxes	—	—	—	—	42	—	—	42
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	—	1,370
Total other comprehensive income	—	—	—	—	—	—	—	6,819
Total comprehensive income	—	—	—	—	—	—	—	23,379
Distributions and dividends on common stock	—	—	(49,756)	(30,103)	—	—	—	(79,859)
Note conversions, net of income taxes	2,682,466	268	30,928	—	—	—	—	31,196
Beneficial conversion feature of notes payable, net of income taxes of $10,327	—	—	14,648	—	—	—	—	14,648
Exercise of stock options	271,942	27	3,378	—	—	—	—	3,405
Tax benefit of options exercised	—	—	680	—	—	—	—	680
Stock-based compensation	—	—	987	—	—	—	—	987
Tax rate adjustment	—	—	(865)	—	—	—	—	(865)
Distributions to non-controlling interest	—	—	—	—	—	—	(3,075)	(3,075)
Balance as of June 30, 2014	100,437,406	$10,043	$—	$(134,385)	$29,679	$(12,857)	$76,407	$(31,113)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Net cash provided by operating activities	$53,995	$5,190
Cash flows from investing activities:
Sale of investment securities	49,296	43,115
Purchase of investment securities	(110,419)	(90,368)
Proceeds from sale or liquidation of long-term investments	549	75
Purchase of long-term investments	(7,000)	(5,000)
Investments in non-consolidated real estate businesses	(12,534)	(19,048)
Investments in consolidated real estate businesses	—	(7,657)
Distributions from non-consolidated real estate businesses	3,539	—
Increase in cash surrender value of life insurance policies	(395)	(303)
Increase in restricted assets	(371)	(1,268)
Issuance of notes receivable	(250)	—
Proceeds from sale of fixed assets	4	13
Capital expenditures	(10,144)	(5,995)
Repayments of notes receivable	933	8,433
Purchase of subsidiaries	(250)	—
Net cash used in investing activities	(87,042)	(78,003)
Cash flows from financing activities:
Proceeds from debt issuance	413,916	453,080
Deferred financing costs	(12,360)	(11,663)
Repayments of debt	(8,051)	(418,833)
Borrowings under revolver	429,188	474,493
Repayments on revolver	(437,736)	(476,888)
Dividends and distributions on common stock	(80,963)	(71,518)
Distributions to non-controlling interest	(3,075)	—
Proceeds from exercise of Vector options	3,405	—
Tax benefit of options exercised	680	—
Net cash provided by (used in) financing activities	305,004	(51,329)
Net increase (decrease) in cash and cash equivalents	271,957	(124,142)
Cash and cash equivalents, beginning of period	234,466	405,855
Cash and cash equivalents, end of period	$506,423	$281,713

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

Certain reclassifications have been made to the 2013 financial information to conform to the 2014 presentation.

In connection with the December 13, 2013 acquisition of Douglas Elliman, the Company was required to disclose Douglas Elliman’s revenues and costs separately on the face of its condensed consolidated statements of operation. Consequently, the Company also revised the prior period in order to correctly present the gross revenues and costs of the other consolidated real estate investments as follows:

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
Revenues	$249,120	$(249,120)	$—	$489,522	$(489,522)	$—
Tobacco revenues	—	249,120	249,120	—	489,522	489,522
Real estate revenues	—	7,106	7,106	—	12,873	12,873
Total revenue	249,120	7,106	256,226	489,522	12,873	502,395

Cost of Sales	180,430	(180,430)	—	353,386	(353,386)	—
Tobacco cost of sales	—	180,430	180,430	—	353,386	353,386
Real estate cost of sales	—	6,015	6,015	—	10,236	10,236
Total cost of sales	180,430	6,015	186,445	353,386	10,236	363,622

Operating, selling, administrative and general expenses	$24,450	$1,091	$25,541	$48,800	$2,637	$51,437

In addition, the preliminary fair values of the assets acquired, liabilities assumed and the non-controlling interest recorded for Douglas Elliman as of December 13, 2013 were adjusted during the first quarter of 2014. Goodwill and current liabilities were

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

reduced by $454 and $105, respectively, while intangible assets related to favorable lease agreements were increased by $559. The amounts are preliminary as management is still evaluating the valuations of certain assets acquired in the acquisition. These adjustments have been reflected in the Company's condensed consolidated balance sheet as of December 31, 2013.

(b)	Distributions and Dividends on Common Stock:

The Company records distributions on its common stock as dividends in its condensed consolidated statement of stockholders' deficiency to the extent of retained earnings and accumulated paid-in capital. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in capital. Any amounts then exceeding accumulated paid-in capital are recorded as an increase to accumulated deficit.

(c)	Revenue Recognition:

Tobacco sales:  Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of any related inventory cost recoveries. Certain sales incentives, including promotional price discounts, are classified as reductions of net sales. The Company’s accounting policy is to include federal excise taxes in revenues and cost of goods sold. Since the Company’s significant line of business is tobacco, the Company’s financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines at the Company and industry levels, regulation, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
Real estate sales: Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the transaction has been completed and collectibility of the resulting receivable is reasonably assured. Real estate and mortgage commissions earned by the Company’s real estate and mortgage brokerage businesses are recorded as revenue on a gross basis upon the closing of a real estate transaction as evidenced when the escrow or similar account is closed, the transaction documents have been recorded and funds are distributed to all appropriate parties. Commissions and royalties expenses are recognized concurrently with related revenues. Property management fees earned are recorded as revenue when the related services are performed.
E-Cigarettes:  Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of any related inventory cost recoveries. Certain sales incentives, including promotional price discounts, are classified as reductions of net sales.

(d)	Earnings Per Share (“EPS”):

Information concerning the Company's common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 27, 2013. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividends.

Net income for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income attributed to Vector Group Ltd.	$7,925	$13,511	$10,505	$11,830
Income attributed to participating securities	(231)	(374)	(309)	(328)
Net income attributed to Vector Group Ltd. available to common stockholders	$7,694	$13,137	$10,196	$11,502

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Basic and diluted EPS were calculated using the following shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted-average shares for basic EPS	96,760,894	91,167,749	95,686,399	91,165,686
Plus incremental shares related to stock options and non-vested restricted stock	101,258	216,890	112,293	205,721
Weighted-average shares for basic and fully diluted EPS	96,862,152	91,384,639	95,798,692	91,371,407

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and six months ended June 30, 2014 and 2013 but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Number of stock options	—	N/A	—	N/A
Weighted-average exercise price	N/A	N/A	N/A	N/A
Weighted-average shares of non-vested restricted stock	—	56,175	—	56,175
Weighted-average expense per share	N/A	$15.58	N/A	$15.58
Weighted-average number of shares issuable upon conversion of debt	32,493,002	28,310,522	29,105,625	28,310,522
Weighted-average conversion price	$19.02	$15.22	$17.56	$15.22

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(e)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company's debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of the Company's stock price.  At June 30, 2014, the range of estimated fair market values of the Company's embedded derivatives was between $189,358 and $193,797.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the range at $191,554 as of June 30, 2014. At December 31, 2013, the range of estimated fair market values of the Company's embedded derivatives was between $110,758 and $113,392.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the range at $112,062 as of December 31, 2013.  The estimated fair market value of the Company's embedded derivatives could change significantly based on future market conditions. (See Note 6.)

(f)	Other Income, Net:

Other income, net consists of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Gain (loss) on warrants	$45	$(28)	$(123)	$37
Interest income	1,189	826	2,189	1,476
Accretion of interest income from debt discount on notes receivable	10	588	76	623
Out-of-period adjustment	—	—	1,231	—
Acceleration of closing fee related to termination of Douglas Elliman joint venture	2,335	—	2,335	—
Gain on long-term investment	—	142	—	142
Other (expense) income	(4)	(57)	(7)	2
Other income, net	$3,575	$1,471	$5,701	$2,280

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(g)	Subsequent Events:

On July 23, 2014, the Company granted its President and Chief Executive Officer an award of 1,000,000 shares of its Common Stock subject to performance-based vesting. The Award shares will be issued pursuant to the terms of an agreement that provides that both a performance requirement and a continued employment requirement must be met over a seven-year performance period to earn vested rights with respect to the Award Shares. The maximum potential amount of the Award Shares reflects recognition of the CEO's contributions as CEO since January 1, 2006 and the value of his management and real estate expertise to the Company. The Company anticipates expensing the value of the grant of approximately $20,660 over the seven-year term of the grant.

(h)	New Accounting Pronouncements:

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

On March 13, 2014, the Emerging Issues Task Force (the “Task Force”) reached a final consensus to amend the accounting guidance for stock compensation tied to performance targets (Issue No. 13-D). The objective of this guidance is to clarify the accounting treatment of certain types of performance conditions in stock-based compensation awards, more specifically, when performance targets can be achieved after the requisite service period. The Task Force concluded that performance criteria subsequent to a service period vesting requirement should be treated as vesting conditions, and as a result, this type of performance condition may delay expense recognition until achievement of the performance target is probable. Issue No. 13-D will be effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of adopting the new standard but does not anticipate it will have a material impact on the Company's consolidated financial statements or notes to the consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company on January 1, 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

2.	INVENTORIES

Inventories consist of:

	June 30, 2014	December 31, 2013
Leaf tobacco	$59,506	$49,140
Other raw materials	3,196	3,161
Work-in-process	388	353
Finished goods	65,021	67,201
E-Cigarettes	9,705	839
Inventories at current cost	137,816	120,694
LIFO adjustments	(29,559)	(27,198)
	$108,257	$93,496

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At June 30, 2014, Liggett had tobacco purchase commitments of approximately $17,277 and E-Cigarettes purchase commitments of $538. The Company has a single source supply agreement for fire safe cigarette paper through 2015.

All of the Company's inventories at June 30, 2014 and December 31, 2013 have been reported under the LIFO method.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at June 30, 2014 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$55,602	$68,738	$(1,306)	$123,034
Mutual funds invested in fixed income securities	60,217	305	—	60,522
Marketable debt securities	52,883	1,744	(416)	54,211
Total investment securities available for sale	$168,702	$70,787	$(1,722)	$237,767

The components of investment securities available for sale at December 31, 2013 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$53,586	$65,851	$(963)	$118,474
Marketable debt securities	53,063	1,497	(500)	54,060
Total investment securities available for sale	$106,649	$67,348	$(1,463)	$172,534

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The table below summarizes the maturity dates of marketable debt securities at June 30, 2014.

Investment Type:	Market Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$11,197	$830	$10,367	$—
Corporate securities	30,648	2,906	20,206	7,536
U.S. mortgage backed securities	214	—	214	—
Commercial mortgage-backed securities	6,645	854	5,791	—
U.S. asset backed securities	5,061	—	5,061	—
Government agencies	192	—	192	—
Index-linked U.S. bonds	254	—	254	—
Total marketable debt securities by maturity dates	$54,211	$4,590	$42,085	$7,536

4.	LONG-TERM INVESTMENTS

Long-term investments accounted for at cost:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$26,541	$32,619	$20,041	$24,095
Real estate partnership	698	1,148	747	1,067
Investments accounted for at cost	$27,239	$33,767	$20,788	$25,162

The Company contributed an additional $7,000 to Investment Partnerships during the six months ended June 30, 2014.

Long-term investment partnership accounted for under the equity method:

	June 30, 2014	December 31, 2013
Investment partnership	$17,842	$8,595

The Company recorded equity losses of $273 and equity income of $846 for the three months ended June 30, 2014 and 2013, respectively, related to the limited partnership. The Company recorded equity income of $633 and $823 for the six months ended June 30, 2014 and 2013, respectively, related to the limited partnership.

The carrying value of the investment was approximately $17,842 and $8,595 as of June 30, 2014 and December 31, 2013, respectively, which approximated the investment's fair value.

5. NEW VALLEY LLC
Residential Brokerage Business Acquisition. New Valley is engaged in the real estate business and is seeking to acquire additional real estate properties and operating companies. As of January 1, 2013, the Company owned a 50% interest in Douglas Elliman, and the Company accounted for its 50% using the equity method of accounting. On December 13, 2013, an affiliate of New Valley acquired an additional 20.59% interest in Douglas Elliman from Prudential Real Estate Financial Services of America, Inc. for a purchase price of $60,000 in cash. The acquisition increased the Company's ownership position in Douglas Elliman from 50% to 70.59% and resulted in the Company having control.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The transaction was accounted for as an acquisition of a business in the fourth quarter of 2013. The preliminary fair values of the assets acquired, liabilities assumed and the non-controlling interest recorded for Douglas Elliman as of December 13, 2013 were adjusted during the first quarter of 2014. Goodwill and current liabilities were reduced by $454 and $105, respectively, while intangible assets related to favorable lease agreements were increased by $559. The amounts are preliminary as management is still evaluating the valuations of certain assets acquired in the acquisition. These adjustments have been reflected in the Company's condensed consolidated balance sheet as of December 31, 2013 and March 31, 2014.
Equity Method of Accounting. Prior to December 13, 2013, New Valley accounted for its 50% interest in Douglas Elliman under the equity method of accounting. New Valley recorded income associated with Douglas Elliman of $6,815 and $7,438 for the three and six months ended June 30, 2013, respectively, which included management fees earned by New Valley from Douglas Elliman.
Summarized income statement information for Douglas Elliman for the three and six months ended June 30, 2013, is presented below.

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Revenues	$113,647	$188,184
Costs and expenses	100,093	173,707
Depreciation expense	985	1,958
Amortization expense	55	111
Other income	261	403
Interest income, net	8	8
Income tax expense	301	242
Net income	$12,482	$12,577

New Valley received cash distributions from Douglas Elliman of $2,636 for the six months ended June 30, 2013.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Investments in non-consolidated real estate businesses.  New Valley also holds equity investments in various real estate projects domestically and internationally. The components of “Investments in non-consolidated real estate businesses” were as follows:

	June 30, 2014	December 31, 2013

Sesto Holdings	$5,037	$5,037
Land Development	5,037	5,037

10 Madison Square Park West (f/k/a 1107 Broadway)	6,384	6,579
The Whitman	526	1,165
The Marquand	7,000	7,000
11 Beach Street	12,328	11,160
701 Seventh Avenue	11,324	11,148
101 Murray Street	23,006	19,256
Leroy Street	652	1,150
PUBLIC Chrystie House (f/k/a Chrystie Street)	3,081	2,048
25-19 43rd Avenue	733	—
23-10 Queens Plaza South	9,528	8,058
8701 Collins Avenue	4,000	3,794
Condominium and Mixed Use Development	78,562	71,358

Maryland Portfolio	3,518	3,498
ST Portfolio	15,550	15,984
Apartment Buildings	19,068	19,482

Park Lane Hotel	17,447	19,514
Hotel Taiwana	7,467	7,428
Coral Beach	3,410	2,964
Hotels	28,324	29,906

Other	2,638	2,419

Investments in non-consolidated real estate businesses	$133,629	$128,202

Condominium and Mixed Use Development:
Condominium and mixed use developments investments range in ownership percentage from 5% to 49.5%. New Valley recorded equity income of $7 and $2,299 during the three and six months ended June 30, 2014, respectively. The $2,299 equity income was primarily related to the sale of a commercial unit at 10 Madison Square Park West (f/k/a 1107 Broadway). New Valley recorded equity income of $130 and $130 for the three and six months ended June 30, 2013. During the six months ended June 30, 2014, New Valley made capital contributions totaling $10,696 and received distributions of $5,791. During the six months ended June 30, 2013, New Valley made capital contributions totaling $15,392 and received distributions of $130. New Valley's maximum exposure to loss as a result of its investments in condominium and mixed use developments was $78,562 at June 30, 2014.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Apartment Buildings:
Apartment buildings investments range in ownership percentage from 7.5% to 16.4%. New Valley recorded equity net equity losses of $217 and $142 for the three months ended June 30, 2014 and 2013, respectively, related to the apartment portfolios. New Valley recorded equity losses of $164 and $283 for six months ended June 30, 2014 and 2013, respectively, primarily related to an apartment portfolio. New Valley received distributions of $250 and $125 during the six months ended June 30, 2014 and 2013, respectively, related to an apartment portfolio. New Valley's maximum exposure to loss as a result of its investment in apartment buildings was $19,068 at June 30, 2014.

Hotels:
Hotel investments range in ownership percentage from 5% to 49%. During the three and six months ended June 30, 2014, New Valley recorded net equity losses of $857 and $2,171. New Valley made capital contributions totaling $589 for the six months ended June 30, 2014, related to Coral Beach. New Valley made capital contributions totaling $3,655 for the six months ended June 30, 2013, primarily related to Hotel Taiwana. New Valley's maximum exposure to loss as a result of its investments in hotels was $28,324 at June 30, 2014.

Other:
Other non-consolidated real estate business relate to an investment in a mortgage company and an insurance company partially owned by Douglas Elliman.

Real Estate Held for Sale:
The components of “Real estate held for sale, net” were as follows:

	June 30, 2014	December 31, 2013
Escena, net	$10,669	$10,625
Indian Creek	—	10,286
Real estate held for sale, net	$10,669	$20,911

Escena.  In October 2013, the Company sold 200 of the 867 residential lots. The remaining project consists of 667 residential lots, consisting of both single family and multi-family lots, an 18-hole golf course, clubhouse restaurant and golf shop, and a seven-acre site approved for a 450-room hotel.
The assets of "Escena, net" are as follows:

	June 30, 2014	December 31, 2013
Land and land improvements	$8,930	$8,930
Building and building improvements	1,830	1,530
Other	1,526	1,577
	12,286	12,037
Less accumulated depreciation	(1,617)	(1,412)
	$10,669	$10,625

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company recorded an operating loss of $287 and $307 for the three months ended June 30, 2014 and 2013, respectively, from Escena. The Company recorded operating income of $233 and $76 for the six months ended June 30, 2014 and 2013, respectively, from Escena.

Investment in Indian Creek. In March 2013, New Valley invested $7,616 for an 80% interest in Timbo LLC ("Indian Creek") which owns a residential real estate project located on Indian Creek, Florida. As a result of the 80% ownership interest, the consolidated financial statements of the Company included the balances of Indian Creek.

In May 2014, the Indian Creek property was sold for $14,400 and New Valley received a distribution of approximately $7,100. New Valley recognized income of approximately $2,400 from the sale for the three and six months ended June 30, 2014.

6.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	June 30, 2014	December 31, 2013
Vector:
7.75% Senior Secured Notes due 2021, including premium of $9,879 and $0	$609,879	$450,000
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $4,895 and $19,311*	20,105	30,689
6.75% Variable Interest Senior Convertible Exchange Notes due 2014, net of unamortized discount of $11,569 and $25,944*	88,461	81,586
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $151,675 and $155,817*	78,325	74,183
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $104,496 and $0*	154,254	—
Liggett:
Revolving credit facility	21,876	30,424
Term loan under credit facility	3,737	3,884
Equipment loans	18,237	17,252
Other	603	4,325
Total notes payable, long-term debt and other obligations	995,477	692,343
Less:
Current maturities	(141,808)	(151,577)
Amount due after one year	$853,669	$540,766
______________________
* The fair value of the derivatives embedded within the 6.75% Variable Interest Senior Convertible Note ($1,716 at June 30, 2014 and $6,607 at December 31, 2013, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($6,052 at June 30, 2014 and $12,521 at December 31, 2013, respectively), the 5.50% Variable Interest Senior Convertible Debentures ($87,217 at June 30, 2014 and $0 at December 31, 2013, respectively), and the 7.50% Variable Interest Senior Convertible Debentures ($96,569 at June 30, 2014 and $92,934 at December 31, 2013, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

7.75% Senior Secured Notes due 2021 - Vector:

On April 15, 2014, the Company completed the sale of $150,000 principal amount of its 7.75% Senior Secured Notes due 2021 for a price of 106.750% in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The Company received net proceeds of approximately $158,700 after deducting underwriting discounts, commissions, fees and offering expenses. The net proceeds will be used for general corporate purposes, including additional investments in real estate and in its tobacco business. The Company will amortize the deferred costs and debt premium related to the additional Senior Secured Notes over the estimated life of the debt.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In connection with the issuance of the 7.75% Senior Secured Notes, the Company entered into a Registration Rights Agreement. The Company consummated a registered exchange offer for the 7.75% Senior Secured Notes on July 9, 2014. The new 7.75% Senior Secured Notes issued in the exchange offer have substantially the same terms as the original notes, except that the new 7.75% Senior Secured Notes have been registered under the Securities Act.

6.75% Variable Interest Senior Convertible Note due 2014 - Vector:
On March 14, 2014, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted $25,000 principal balance of the $50,000 Note into 2,121,479 of the Company's common shares. The Company recorded non-cash accelerated interest expense related to the converted debt of $3,679 for the six months ended June 30, 2014. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $25,000.
6.75% Variable Interest Senior Convertible Exchange Notes due 2014 - Vector:
On May 20, 2014, a holder of the 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 converted $7,500 principal balance of the $107,530 Notes into 560,987 of the Company's common shares. The Company recorded non-cash accelerated interest expense related to the converted debt of $439 for the three and six months ended June 30, 2014. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $7,500.

5.5% Variable Interest Senior Convertible Notes due 2020 - Vector:
On March 24, 2014, the Company completed the sale of $258,750 of its Variable Interest Convertible Senior Notes due 2020 (the "2020 Convertible Notes"). The 2020 Convertible Notes are the Company's senior unsecured obligations and are effectively subordinated to any of its secured indebtedness to the extent of the assets securing such indebtedness. The 2020 Convertible Notes are also structurally subordinated to all liabilities and commitments of the Company's subsidiaries.
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
The 2020 Convertible Notes pay interest (“Total Interest”) on a quarterly basis beginning April 15, 2014 at a rate of 1.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date after April 15, 2014 shall be the higher of (i) the Total Interest and (ii) 5.5% per annum with the interest payment on April 15, 2014 being based on 5.5% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price at June 30, 2014 was $27.16 per share (approximately 36.8155 shares of common stock per $1,000 principal amount of the note), and is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on April 15, 2020. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Revolving Credit Facility and Term Loan Under Credit Facility - Liggett:

As of June 30, 2014, a total of $25,613 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the facility was approximately $24,387 based on eligible collateral at June 30, 2014.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Non-Cash Interest Expense - Vector:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Amortization of debt discount	$7,563	$8,464	$20,019	$15,812
Amortization of deferred finance costs	1,055	447	1,763	1,044
Loss on extinguishment of 11% Senior Secured Notes	—	—	—	3,638
Accelerated interest expense on 6.75% Variable Interest Senior Convertible Note converted	—	—	3,679	—
Accelerated interest expense on 6.75% Variable Interest Senior Convertible Exchange Notes converted	439	—	439	—
	$9,057	$8,911	$25,900	$20,494

Fair Value of Notes Payable and Long-Term Debt:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable and long-term debt	$995,477	$1,473,738	$692,343	$1,006,562

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

7. CONTINGENCIES

Tobacco-Related Litigation:

Overview
Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling ("Engle progeny cases"); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation increase. The future financial impact of the risks and expenses of litigation are not quantifiable. For the six months ended June 30, 2014 and 2013, Liggett incurred tobacco product liability legal expenses and other litigation costs totaling $5,174 and $3,562, respectively.

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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals, Liggett has secured approximately $5,093 in bonds as of June 30, 2014.
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
Cautionary Statement About Engle Progeny Cases. Judgments have been entered against Liggett and other industry defendants in Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. As of June 30, 2014, 16 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts. Eleven verdicts were returned in favor of the plaintiffs and five in favor of Liggett. Excluding the Lukacs case, which was tried in 2002, seven years before the trials of Engle progeny cases commenced, the compensatory verdicts against Liggett have ranged from $1 to $3,479. In certain cases, the judgments entered have been joint and several with other defendants. In two of the cases, punitive damages were awarded against Liggett. Except as discussed in this Note 7 regarding the cases where an adverse verdict was entered against Liggett and that remain on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members' claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett's past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. Liggett may, however, enter into settlement discussions in particular cases if it believes it is in its best interest to do so, including the remaining Engle progeny cases. As of June 30, 2014, Liggett (and in certain cases the Company) had, on an individual basis, settled 144 Engle progeny cases for approximately $1,170 in the aggregate. Seven of those cases were settled in the second quarter of 2014. In addition, in October 2013, Liggett announced a settlement of the claims of over 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement below).

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Individual Actions
As of June 30, 2014, there were 49 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include Engle progeny cases or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions, by state, that are pending against Liggett or the Company as of June 30, 2014:

State	Number of Cases
Florida	30
New York	9
Maryland	4
Louisiana	2
West Virginia	2
Missouri	1
Ohio	1
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
Engle Progeny Settlement. On October 23, 2013, the Company entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with approximately $61,600 paid in a lump sum ($2,100 was paid in December 2013 and approximately $59,500 was paid in February 2014) and the balance to be paid in installments over 14 years, subject to a cost of living adjustment beginning in year eight. In exchange, the claims of over 4,900 plaintiffs were dismissed with prejudice against the Company and Liggett. In 2013 the Company recorded a charge of $86,213 in connection with the settlement. Of this amount, $25,213 is related to certain payments discounted to their present value because the timing and amounts of such payments are fixed and determinable. The present value of the installment payments was computed using an 11% annual discount rate. The installment payments total approximately $48,000 on an undiscounted basis. The Company’s future payments will be approximately $3,500 per annum through 2028, with a cost of living increase beginning in 2021.
Notwithstanding the comprehensive nature of the Engle Progeny Settlement, approximately 330 plaintiffs' claims remain outstanding. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company's consolidated financial position, results of operations and cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of June 30, 2014, the following Engle progeny cases have resulted in judgments against Liggett:

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

April 2011	Tullo v. R.J. Reynolds	Palm Beach	$225	None	Affirmed by the Fourth District Court of Appeal. The defendants have sought discretionary review from the Florida Supreme Court.
January 2012	Ward v. R.J. Reynolds	Escambia	$1	None	Affirmed by the First District Court of Appeal. Liggett satisfied the merits judgment and other than an issue regarding attorneys' fees, the case is concluded.
May 2012	Calloway v. R.J. Reynolds	Broward	$1,947	$7,600	A joint and several judgment for $16,100 was entered against R.J. Reynolds, Philip Morris, Lorillard and Liggett. On appeal to the Fourth District Court of Appeal.
December 2012	Buchanan v. R.J. Reynolds	Leon	$2,035	None	A joint and several judgment for $5,500 was entered against Liggett and Philip Morris. Affirmed by the First District Court of Appeal, but, the court certified an issue of conflict with another case.
May 2013	Cohen v. R.J. Reynolds	Palm Beach	$205	None	Defendants' motion seeking a new trial was granted by the trial court. Plaintiff appealed to the Fourth District Court of Appeal.
August 2013	Rizzuto v. R.J. Reynolds	Hernando	$3,479	None
A joint and several judgment for $11,132 was entered against Philip Morris and Liggett. The court denied defendants' request to reduce the compensatory damages by the plaintiff's comparative fault. Liggett entered into a settlement agreement to resolve its portion of the judgment for $1,500. The settlement is subject to bankruptcy court approval.

Total Damages Awarded:			$25,173	$8,600
Amounts paid or compromised:			$(14,274)	$(1,000)
Damages remaining on Appeal:			$10,899	$7,600

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Through June 30, 2014, Liggett has paid $18,540, including interest and legal fees, to satisfy the judgments in five Engle progeny cases (Lukacs, Campbell, Douglas, Clay and Ward).
The Company's potential range of loss in the Putney, Tullo, Calloway, Buchanan, Cohen and Rizzuto cases is between $0 and $18,499 in the aggregate, plus accrued interest and legal fees. In determining the range of loss, the Company considers potential settlements as well as future appellate relief. Except as disclosed elsewhere in this Note 7, the Company is unable to determine a range of loss related to the remaining Engle progeny cases. Other than $1,500 accrued for Rizzuto, no amounts have been expensed or accrued in the accompanying condensed consolidated financial statements for the cases described above. However, as cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
Federal Engle Progeny Cases. Three federal judges (in the Merlob, B. Brown and Burr cases) ruled that the findings in Phase I of the Engle proceedings could not be used to satisfy elements of plaintiffs' claims, and two of those rulings (B. Brown and Burr) were certified by the trial court for interlocutory review. The certification was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated (in February 2009, the appeal in Burr was dismissed for lack of prosecution). In July 2010, the Eleventh Circuit ruled that plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. Rather, plaintiffs may only use the findings to establish specific facts that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made. That determination was never undertaken. Instead, in the Waggoner case, the United States District Court for the Middle District of Florida ruled that the application of the Phase I findings did not deprive defendants of any constitutional due process rights. The court ruled, however, that plaintiffs must establish legal causation to establish liability. With respect to punitive damages, the district court held that the plaintiffs could rely on the findings in support of their punitive damages claims but that, in addition, plaintiffs must demonstrate specific conduct by specific defendants, independent of the Engle findings, that satisfies the standards for awards of punitive damages. The Waggoner ruling applies to all of the cases pending in the Middle District of Florida. Subsequently, in September 2013 the United States Court of Appeals for the Eleventh Circuit affirmed the judgments in two lower court cases, holding that giving full faith and credit to the Florida Supreme Court's Engle decision would not deprive defendant R.J. Reynolds of due process of law. Pursuant to the Engle progeny settlement, Liggett and the Company are no longer defendants in any federal Engle progeny cases.
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
In March 2012, in Douglas, the Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants' federal due process rights. In March 2013, the Florida Supreme Court affirmed the use of Engle jury findings and determined that there is no violation of the defendants' due process rights. This was the first time the Florida Supreme Court addressed the merits of an Engle progeny case. In October 2013, the United States Supreme Court declined to review the decision and Liggett satisfied the judgment. Recently, the United States Supreme Court declined to review the decisions in several other progeny cases.
Liggett Only Cases.  There are currently five cases pending where Liggett is the only remaining defendant. These cases consist of three Individual Actions and two Engle progeny cases. In one of the Individual Actions, Hausrath (NY state court), plaintiff moved to restore the case to the active docket calendar after it was removed by the court. The motion was granted and Liggett appealed. There has been no recent activity in the other two Individual Actions. Lambert, an Engle progeny case, is set for trial on September 15, 2014. The other Engle progeny case is not currently set for trial. Cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases.
Class Actions
As of June 30, 2014, there were four actions pending for which either a class had been certified or plaintiffs were seeking class certification, where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.
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
In February 2000, in Smith v. Philip Morris, a case pending in Kansas, a class was commenced against cigarette manufacturers alleging they conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs seek to recover an unspecified amount in actual and punitive damages. Class certification was granted in November 2001. In January 2012, the trial court heard oral argument on defendants' motions for summary judgment and in March 2012, the court granted the motions and dismissed plaintiffs' claims with prejudice. In July 2012, plaintiffs noticed an appeal. In July 2014, the court of appeals affirmed the lower court's decision.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action. After two mistrials, on May 15, 2013, the jury rejected all but one of the plaintiffs' claims, finding for the plaintiffs on the claim that ventilated filter cigarettes, sold between 1964 and July 1, 1969, should have included instructions on how to use them. On July 15, 2013, plaintiffs filed a renewed motion for judgment as a matter of law and a motion for a new trial. Defendants filed a motion for judgment notwithstanding the verdict. All post-trial motions were denied and the issue of damages was reserved for further proceedings that have not yet been scheduled. Final judgment as to liability was issued on October 28, 2013, after which the plaintiffs filed a Notice of Appeal with respect to the defense verdicts obtained on five of the six claims. The defendants did not appeal the verdict in favor of the plaintiffs on the "failure to instruct" claim which impacted less than 30 plaintiffs. If the case were to proceed against Liggett, it is estimated that Liggett could be a defendant in approximately 100 of the individual cases.
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
Health Care Cost Recovery Actions
As of June 30, 2014, there was one remaining Health Care Cost Recovery Action pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In August 2006, the trial court entered a Final Judgment against each of the cigarette manufacturing defendants, except Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court's decision. The United States Supreme Court denied review. As a result, the cigarette manufacturing defendants, other than Liggett, are now subject to the trial court's Final Judgment which ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States' public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights,” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “lights” cigarettes, defendants' manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure of defendants' public document websites and the production of all documents produced to the government or produced in any future court or administrative action concerning smoking and health; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedules as defendants now follow in disclosing such data to the Federal Trade Commission for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette business within the United States; and (ix) payment of the government's costs in bringing the action. In June 2014, the court approved a consent agreement between the defendants and the Department of Justice regarding the "corrective statements" to be issued by the defendants. The implementation of the "corrective statements" is uncertain as the defendants are appealing the specific language of the statements.
It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise results in restrictions that adversely affect the industry, Liggett's sales volume, operating income and cash flows could be materially adversely affected.
Upcoming Trials
As of June 30, 2014, there were 16 Engle progeny cases scheduled for trial through June 30, 2015, where Liggett (and in many cases, the Company) is a named defendant. One of these cases, Lambert, is a Liggett only Engle progeny case. Trial dates are, however, subject to change.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In response to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. In exchange the OPMs and SPMs agreed to a 20% reduction in amounts recovered for the NPM Adjustment for 2003. In June 2010, the three person arbitration panel was selected. In November 2011, the Participating Manufacturers advised the arbitration panel that they were not contesting diligent enforcement of 16 Settling States for 2003. Substantive hearings commenced in April 2012 and were completed in June 2013.
In December 2012, the Participating Manufacturers entered into a “term sheet” with 20 Settling States setting out terms for settlement of the NPM Adjustment for 2003 through 2012 and addressing the NPM Adjustment with respect to those states for future years. Certain of the non-settling states objected to the settlement. In March 2013, the arbitration panel entered a Stipulated Partial Settlement and Award which, among other things, overruled the objections of the non-settling states and directed the independent auditor to implement certain terms of the term sheet effective with the April 15, 2013 MSA payments. In May 2013, two additional states joined the settlement. In June 2014, an additional two states joined. Several non-settling states are attempting to vacate the settlement award by filing state court actions. In Idaho, a trial court denied that state's motion to vacate, and the state noticed an appeal of that denial. In Colorado, a trial court also denied that state’s motion to vacate; Colorado has not filed an appeal, and the time period for appeal has passed. Although certain terms of the settlement were implemented by the independent auditor on April 15, 2013, no assurance can be given as to the ultimate outcome of the non-settling states' challenges.
As a result of the settlement, in the first quarter of 2013 Liggett and Vector Tobacco recognized income of $5,602. Following the additional two states joining the settlement in May 2013, Liggett and Vector Tobacco recognized an additional $1,345 of income in the second quarter of 2013. Finally, Liggett and Vector Tobacco received credits of $1,733 in April 2014 from these settling states related to the 2013 NPM Adjustment. The remaining NPM Adjustment accrual of $25,809 at June 30, 2014 relates to the disputed amounts Liggett and Vector Tobacco have withheld from the non-settling states for 2004 through 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. Approximately $24,400 currently remains in the disputed payments accounts relating to the 2011, 2012 and 2013 NPM Adjustment dispute with these non-settling states.
In September 2013, the panel issued its decisions with respect to the 15 states that did not enter into the Stipulated Partial Settlement and Award, finding that six states did not diligently enforce their MSA escrow statutes in 2003. As a result of this ruling Liggett recognized income of $5,987 including interest, in the third quarter of 2013. All six of the states that were found to be non-diligent filed motions in state court seeking to vacate or reduce the amount of the arbitration award. A trial court in one of those states, Pennsylvania, rejected the state's motion to vacate the award but granted its motion to reduce the award. As a result, in April 2014, Liggett received a credit in the amount of $6,441 for the 2003 NPM Adjustment (as calculated by the independent auditor). It subsequently reimbursed the six states 20% of that credit, pursuant to the agreement discussed above, bringing its net recovery to $5,152, which is approximately $1,315 lower than the amount Liggett believes it’s entitled to. Subsequent to the April 15, 2014 MSA payment date, a state court in Missouri ruled similarly to the ruling in Pennsylvania. As such, Liggett's 2003 NPM credit adjustment could be reduced by an additional $521. In June 2014, Kentucky and Indiana agreed to settle the dispute. As a result, Liggett recognized income of approximately $1,400 in the second quarter of 2014. The Participating Manufacturers, including Liggett, appealed the Pennsylvania and Missouri decisions. If Liggett is unsuccessful in its appeals or if other states are successful with respect to any such motions, the amount of the 2003 NPM Adjustment and any interest or earnings to which Liggett is entitled could be lower than the amounts described above and Liggett would have to pay the difference.

Disputes over the NPM Adjustments for 2004-2013 remain to be arbitrated with the states that have not joined the settlement.
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
The Company estimated that Liggett’s future annual MSA payments would have been at least approximately $2,500 higher under the revised method of calculation because the proposed change from “gross” to “net” units would lower Liggett’s grandfathered market share exemption under the MSA.
In December 2012, the parties arbitrated the dispute before a panel of three arbitrators. In February 2013, the arbitrators granted the relief sought by Liggett.  The arbitrators ruled that the limitations provisions of the MSA precluded the independent auditor from recalculating Liggett's grandfathered market share exemption or Liggett's payment obligations beyond the last four

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

years.  The arbitrators further ruled that, for purposes of calculating Liggett's payment obligations for the applicable years, Liggett's market share, calculated on a net basis, should be increased by a factor of 1.25%.  Liggett filed a motion seeking correction of the part of the arbitrators' decision that would require the 1.25% increase in Liggett's market share. The states objected to Liggett's motion and sought additional relief from the panel declaring that any adjustment ordered by the panel is not limited by the four years limitations set forth in the MSA. If the arbitrator's ruling is not modified, Liggett would be required to pay approximately $19,300. If the relief requested by the states is granted, Liggett could be required to pay up to approximately $40,900.
In June 2013, Liggett and a negotiating group on behalf of the Settling States reached an agreement in principle to resolve all disputes regarding "gross" v. "net", subject to definitive documentation and approval thereof by each Settling State. The proposed settlement would require Liggett to pay $8,500 to the Settling States and reduce its market share exemption from 1.645% to 1.63% starting in 2013 and for all years thereafter. In exchange, the Settling States would release Liggett from all claims in connection with the "gross" v. "net" dispute. The Company fully accrued the proposed settlement payment of $8,500 in 2013. In May 2014, the Settling States were advised by the OPMs that they would not waive their alleged most favored nation rights in connection with the proposed settlement. As a result, Liggett and the Settling States advised the arbitration panel that it will be necessary for the panel to rule on the motions filed by the parties. A hearing has been scheduled for September 16, 2014. There can be no assurance that the settlement will be concluded and if it is not, that Liggett will be successful in seeking modification of the award by the panel or that Liggett will not be required to make additional payments, which could adversely affect the Company’s consolidated financial position, results of operations and cash flows.
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
The activity in the Company's accruals for the MSA and tobacco litigation for the six months ended June 30, 2014 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2014	$25,348	$59,310	$84,658	$27,571	$27,058	$54,629
Expenses	52,510	1,769	54,279	—	—	—
NPM Settlement adjustment	—	—	—	(1,419)	—	(1,419)
Change in MSA obligations capitalized as inventory	151	—	151	—	—	—
Payments	(16,343)	(60,201)	(76,544)	—	—	—
Reclassification from non-current liabilities	343	3,575	3,918	(343)	(3,575)	(3,918)
Interest on withholding	—	83	83	—	893	893
Balance as of June 30, 2014	$62,009	$4,536	$66,545	$25,809	$24,376	$50,185

The activity in the Company's accruals for the MSA and tobacco litigation for the six months ended June 30, 2013 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2013	$32,970	$1,470	$34,440	$52,639	$1,862	$54,501
Expenses	56,907	147	57,054	—	—	—
NPM Settlement adjustment	—	—	—	(13,489)	—	(13,489)
Change in MSA obligations capitalized as inventory	364	—	364	—	—	—
Payments	(34,077)	(1,577)	(35,654)	—	—	—
Reclassification from non-current liabilities	3,521	223	3,744	(3,520)	(223)	(3,743)
Interest on withholding	—	18	18	—	99	99
Balance as of June 30, 2013	$59,685	$281	$59,966	$35,630	$1,738	$37,368

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
Liggett Vector Brands entered into an agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. The agreement expires in February 2016. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. To secure its potential obligations under the agreement, Liggett Vector Brands posted a $100 letter of credit and agreed to fund up to an additional $400. In the third quarter of 2013, Liggett paid $83 for obligations under this program, and therefore, is only committed to fund an additional $317 over the letter of credit. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at June 30, 2014.
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
The Company's income tax expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Income before provision for income taxes	$19,132	$23,528	$25,603	$21,512
Income tax expense using estimated annual effective income tax rate	6,279	9,575	8,404	8,755
Changes in effective tax rates	(178)	321	—	—
Impact of discrete items, net	—	121	639	927
Income tax expense	$6,101	$10,017	$9,043	$9,682

The discrete item for the six months ended June 30, 2014 is primarily related to an increase in the blended state tax rate that resulted in the Company's revaluation of its deferred taxes and the results of a recent state income tax audit. The discrete item for the six months ended June 30, 2013 is related to the impact of the Company's loss on the extinguishment of the 11% Senior Secured Notes due to the differences in the Company's marginal tax rate and its anticipated effective annual income tax rate at June 30, 2013 and the accrual of an unrecognized tax benefit.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of June 30, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$335,332	$335,332	$—	$—
Certificates of deposit	3,252	—	3,252	—
Bonds	5,093	5,093	—	—
Investment securities available for sale				—
Equity securities	123,034	122,262	772	—
Mutual funds invested in fixed income securities	60,522	60,522	—	—
Fixed income securities
U.S. Government securities	11,197	—	11,197	—
Corporate securities	30,648	6,744	23,904	—
U.S. mortgage backed securities	214	—	214	—
Commercial mortgage-backed securities	6,645	—	6,645	—
U.S. asset backed securities	5,061	—	5,061	—
U.S. Government agencies	191	—	191	—
Index-linked U.S. bonds	255	—	255	—
Total fixed income securities	54,211	6,744	47,467	—

Warrants (1)	1,647	—	—	1,647
Total	$583,091	$529,953	$51,491	$1,647

Liabilities:
Fair value of derivatives embedded within convertible debt	$191,554	$—	$—	$191,554

(1)
Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $1,647 as of June 30, 2014 and are included in "Other assets". The Company recognized a loss of $111 for the six months ended June 30, 2014 related to the change in fair value of the Warrants.

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

(1)
Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $1,758 as of December 31, 2013 and are included in "Other assets". The Company recognized income of $65 for the six months ended June 30, 2013 related to the change in fair value of the Warrants.

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
The value of the embedded derivatives is based on changes in implied interest rates of the convertible debt, the Company's stock price, stock volatility as well as projections of future cash and stock dividends over the term of the debt.  The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on the Company's 2019 Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by the Company's stock price, convertible bond trading price, risk free interest rates and stock volatility.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company recognized income of $320 and $5,499 for the six months ended June 30, 2014 and 2013, respectively.
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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at June 30, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	June 30, 2014	Valuation Technique	Unobservable Input	Range (Actual)

Warrants	$1,647	Option model	Stock price	$3.15
			Exercise price	$1.68
			Term (in years)	2.4
			Volatility	45.83%
			Dividend rate	—
			Risk-free return	0.70%

Fair value of derivatives embedded within convertible debt	$191,554	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$20.68
			Convertible trading price	107.19%
			Volatility	16%
			Implied credit spread	5.5% - 6.5% (6.0%)

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges or acquisitions. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of June 30, 2014 and December 31, 2013.

10. SEGMENT INFORMATION

The Company's significant business segments for the three and six months ended June 30, 2014 and 2013 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of conventional cigarettes. The Real Estate segment includes the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Indian Creek and investments in non-consolidated real estate businesses. Corporate and other includes the operations of the Company's e-cigarette business ("Zoom"). The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company's operations before taxes for the three and six months ended June 30, 2014 and 2013 follows:

			Real	Corporate
	Tobacco		Estate	and Other	Total
Three months ended June 30, 2014
Revenues	$250,556		$153,488	$2,569	$406,613
Operating income (loss)	51,506	(1)	15,901	(7,099)	60,308
Equity loss from non-consolidated real estate businesses	—		(1,808)	—	(1,808)
Depreciation and amortization	2,588		2,622	252	5,462

Three months ended June 30, 2013
Revenues	$249,120		$7,106	$—	$256,226
Operating income (loss)	48,294	(2)	(407)	(3,647)	44,240
Equity income from non-consolidated real estate businesses	—		6,804	—	6,804
Depreciation and amortization	2,368		152	117	2,637

Six months ended June 30, 2014
Revenues	$483,948		$261,532	$8,369	$753,849
Operating income (loss)	94,402	(3)	20,645	(12,017)	103,030
Equity loss from non-consolidated real estate businesses	—		(256)	—	(256)
Depreciation and amortization	5,081		6,969	504	12,554
Capital expenditures	6,563		3,570	11	10,144

Six months ended June 30, 2013
Revenues	$489,522		$12,873	$—	$502,395
Operating income (loss)	95,454	(4)	(321)	(7,797)	87,336
Equity income from non-consolidated real estate businesses	—		7,285	—	7,285
Depreciation and amortization	4,753		280	200	5,233
Capital expenditures	3,319		429	2,247	5,995

(1) Operating income includes $1,419 of income from NPM Settlement.
(2) Operating income includes $1,345 of income from NPM Settlement.
(3) Operating income includes $1,419 of income from NPM Settlement and $1,500 of litigation settlement charges.
(4) Operating income includes $6,947 of income from NPM Settlement.

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
At June 30, 2014, management believed that the Company was in compliance with all covenants under the indentures of the 7.75% Senior Secured Notes.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		June 30, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$398,119	$15,086	$93,218	$—	$506,423
Investment securities available for sale	178,626	59,141	—	—	237,767
Accounts receivable - trade, net	—	12,282	3,471	—	15,753
Intercompany receivables	516	20	—	(536)	—
Inventories	—	108,257	—	—	108,257
Deferred income taxes	23,164	5,100	—	—	28,264
Income taxes receivable, net	21,428	—	—	(8,659)	12,769
Restricted assets	—	1,141	1,414	—	2,555
Other current assets	724	7,988	19,820	—	28,532
Total current assets	622,577	209,015	117,923	(9,195)	940,320
Property, plant and equipment, net	3,148	56,644	20,540	—	80,332
Real estate held for sale, net	—	—	10,669	—	10,669
Long-term investments accounted for at cost	26,541	—	698	—	27,239
Long-term investments accounted for under the equity method	17,842	—	—	—	17,842
Investments in non-consolidated real estate businesses	—	—	133,629	—	133,629
Investments in consolidated subsidiaries	447,514	—	—	(447,514)	—
Restricted assets	1,596	9,985	—	—	11,581
Deferred income taxes	52,448	8,488	3,776	—	64,712
Goodwill and other intangible assets, net	—	107,511	161,736	—	269,247
Prepaid pension costs	—	27,663	—	—	27,663
Other assets	47,780	10,494	1,154	—	59,428
Total assets	$1,219,446	$429,800	$450,125	$(456,709)	$1,642,662
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$108,566	$33,029	$213	$—	$141,808
Current portion of fair value of derivatives embedded within convertible debt	7,768	—	—	—	7,768
Current portion of employee benefits	—	939	—	—	939
Accounts payable	932	4,721	4,527	—	10,180
Intercompany payables	—	—	536	(536)	—
Accrued promotional expenses	—	20,040	—	—	20,040
Income taxes payable, net	—	11,815	—	(8,659)	3,156
Accrued excise and payroll taxes payable, net	—	16,809	—	—	16,809
Litigation accruals and current payments due under the Master Settlement Agreement	—	66,545	—	—	66,545
Deferred income taxes	37,862	13,571	—	—	51,433
Accrued interest	29,926	—	—	—	29,926
Other current liabilities	3,671	8,699	19,338	—	31,708
Total current liabilities	188,725	176,168	24,614	(9,195)	380,312
Notes payable, long-term debt and other obligations, less current portion	842,458	10,882	329	—	853,669
Fair value of derivatives embedded within convertible debt	183,786	—	—	—	183,786
Non-current employee benefits	32,195	16,369	—	—	48,564
Deferred income taxes	78,506	39,112	35,863	—	153,481
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,296	50,597	2,070	—	53,963
Total liabilities	1,326,966	293,128	62,876	(9,195)	1,673,775
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(107,520)	136,672	310,842	(447,514)	(107,520)
Non-controlling interest	—	—	76,407	—	76,407
Total stockholders' (deficiency) equity	(107,520)	136,672	387,249	(447,514)	(31,113)
Total liabilities and stockholders' deficiency	$1,219,446	$429,800	$450,125	$(456,709)	$1,642,662

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$151,342	$11,812	$71,312	$—	$234,466
Investment securities available for sale	114,886	57,648	—	—	172,534
Accounts receivable - trade, net	—	10,154	2,005	—	12,159
Intercompany receivables	509	—	—	(509)	—
Inventories	—	93,496	—	—	93,496
Deferred income taxes	45,578	4,901	—	—	50,479
Income taxes receivable, net	—	10,447	—	(10,447)	—
Restricted assets	—	1,060	725	—	1,785
Other current assets	513	12,579	10,300	—	23,392
Total current assets	312,828	202,097	84,342	(10,956)	588,311
Property, plant and equipment, net	3,641	55,093	20,524	—	79,258
Real estate held for sale, net	—	—	20,911	—	20,911
Long-term investments accounted for at cost	20,041	—	747	—	20,788
Long-term investments accounted for under the equity method	8,595	—	—	—	8,595
Investments in non-consolidated real estate businesses	—	—	128,202	—	128,202
Investments in consolidated subsidiaries	410,442	—	—	(410,442)	—
Restricted assets	1,895	10,086	—	—	11,981
Deferred income taxes	35,000	12,766	3,708	—	51,474
Goodwill and other intangible assets, net	—	107,511	163,600	—	271,111
Prepaid pension costs	—	26,080	—	—	26,080
Other assets	38,374	10,126	5,053	—	53,553
Total assets	$830,816	$423,759	$427,087	$(421,398)	$1,260,264
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$112,275	$39,013	$289	$—	$151,577
Current portion of fair value of derivatives embedded within convertible debt	19,128	—	—	—	19,128
Current portion of employee benefits	—	939	—	—	939
Accounts payable	1,509	4,136	4,615	—	10,260
Intercompany payables	—	39	470	(509)	—
Accrued promotional expenses	—	18,655	—	—	18,655
Income taxes payable, net	16,870	—	—	(10,447)	6,423
Accrued excise and payroll taxes payable, net	—	11,621	—	—	11,621
Litigation accruals and current payments due under the Master Settlement Agreement	—	84,658	—	—	84,658
Deferred income taxes	32,309	13,425	—	—	45,734
Accrued interest	21,968	—	—	—	21,968
Other current liabilities	6,103	10,495	17,549	—	34,147
Total current liabilities	210,162	182,981	22,923	(10,956)	405,110
Notes payable, long-term debt and other obligations, less current portion	524,182	12,573	4,011	—	540,766
Fair value of derivatives embedded within convertible debt	92,934	—	—	—	92,934
Non-current employee benefits	31,462	16,455	—	—	47,917
Deferred income taxes	65,759	37,602	34,289	—	137,650
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,353	54,924	1,219	—	57,496
Total liabilities	925,852	304,535	62,442	(10,956)	1,281,873
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(95,036)	119,224	291,218	(410,442)	(95,036)
Non-controlling interest	—	—	73,427	—	73,427
Total stockholders' (deficiency) equity	(95,036)	119,224	364,645	(410,442)	(21,609)
Total liabilities and stockholders' deficiency	$830,816	$423,759	$427,087	$(421,398)	$1,260,264

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended June 30, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$253,125	$153,488	$—	$406,613
Expenses:
Cost of sales	—	181,517	97,765	—	279,282
Operating, selling, administrative and general expenses	4,933	22,190	39,900	—	67,023
Management fee expense	—	2,468	—	(2,468)	—
Operating (loss) income	(4,933)	46,950	15,823	2,468	60,308
Other income (expenses):
Interest expense	(43,190)	(1,284)	(3)	294	(44,183)
Change in fair value of derivatives embedded within convertible debt	1,970	—	—	—	1,970
Acceleration of interest expense related to debt conversion	(439)	—	—	—	(439)
Equity loss from non-consolidated real estate businesses	—	—	(1,808)	—	(1,808)
Equity loss on long-term investments	(273)	—	—	—	(273)
Loss on sale of investment securities available for sale	(18)	—	—	—	(18)
Equity income in consolidated subsidiaries	32,408	—	—	(32,408)	—
Management fee income	2,468	—	—	(2,468)	—
Other, net	1,068	224	2,577	(294)	3,575
(Loss) income before provision for income taxes	(10,939)	45,890	16,589	(32,408)	19,132
Income tax benefit (expense)	18,864	(19,716)	(5,249)	—	(6,101)
Net income	7,925	26,174	11,340	(32,408)	13,031
Net income attributed to non-controlling interest	—	—	(5,106)	—	(5,106)
Net income attributed to Vector Group Ltd.	7,925	26,174	6,234	(32,408)	7,925
Comprehensive income attributed to non-controlling interest	—	—	(5,106)	—	(5,106)
Comprehensive income attributed to Vector Group	$9,436	$25,464	$6,234	$(31,698)	$9,436

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended June 30, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$249,120	$7,106	$—	$256,226
Expenses:
Cost of sales	—	180,430	6,015	—	186,445
Operating, selling, administrative and general expenses	5,506	18,455	1,580	—	25,541
Management fee expense	—	2,377	—	(2,377)	—
Operating (loss) income	(5,506)	47,858	(489)	2,377	44,240
Other income (expenses):
Interest expense	(31,723)	(360)	(3)	—	(32,086)
Change in fair value of derivatives embedded within convertible debt	2,450	—	—	—	2,450
Equity income from non-consolidated real estate businesses	—	—	6,804	—	6,804
Equity income on long-term investments	846	—	—	—	846
Loss on sale of investment securities available for sale	(197)	—	—	—	(197)
Equity income in consolidated subsidiaries	32,277	—	—	(32,277)	—
Management fee income	2,377	—	—	(2,377)	—
Other, net	1,245	150	76	—	1,471
Income before provision for income taxes	1,769	47,648	6,388	(32,277)	23,528
Income tax benefit (expense)	11,742	(19,134)	(2,625)	—	(10,017)
Net income	13,511	28,514	3,763	(32,277)	13,511
Comprehensive income	$14,633	$27,179	$3,763	$(30,942)	$14,633

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$492,317	$261,532	$—	$753,849
Expenses:
Cost of sales	—	353,230	165,089	—	518,319
Operating, selling, administrative and general expenses	11,216	45,375	75,909	—	132,500
Management fee expense	—	4,935	—	(4,935)	—
Operating (loss) income	(11,216)	88,777	20,534	4,935	103,030
Other income (expenses):
Interest expense	(77,972)	(2,239)	(37)	612	(79,636)
Change in fair value of derivatives embedded within convertible debt	320	—	—	—	320
Acceleration of interest expense related to debt conversion	(4,118)	—	—	—	(4,118)
Equity loss from non-consolidated real estate businesses	—	—	(256)	—	(256)
Equity income on long-term investments	633	—	—	—	633
Loss on sale of investment securities available for sale	(71)	—	—	—	(71)
Equity income in consolidated subsidiaries	60,126	—	—	(60,126)	—
Management fee income	4,935	—	—	(4,935)	—
Other, net	1,766	484	4,063	(612)	5,701
(Loss) income before provision for income taxes	(25,597)	87,022	24,304	(60,126)	25,603
Income tax benefit (expense)	36,102	(36,355)	(8,790)	—	(9,043)
Net income	10,505	50,667	15,514	(60,126)	16,560
Net income attributed to non-controlling interest	—	—	(6,055)	—	(6,055)
Net income attributed to Vector Group Ltd.	10,505	50,667	9,459	(60,126)	10,505
Comprehensive income attributed to non-controlling interest	—	—	(6,055)	—	(6,055)
Comprehensive income attributed to Vector Group Ltd.	$17,324	$50,659	$9,459	$(60,118)	$17,324

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2013
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$489,522	$12,873	$—	$502,395
Expenses:
Cost of sales	—	353,386	10,236	—	363,622
Operating, selling, administrative and general expenses	11,382	36,949	3,106	—	51,437
Management fee expense	—	4,754	—	(4,754)	—
Operating (loss) income	(11,382)	94,433	(469)	4,754	87,336
Other income (expenses):
Interest expense	(64,683)	(772)	(7)	—	(65,462)
Change in fair value of derivatives embedded within convertible debt	5,499	—	—	—	5,499
Loss on extinguishment of debt	(21,458)	—	—	—	(21,458)
Equity income from non-consolidated real estate businesses	—	—	7,285	—	7,285
(Loss) gain on sale of investment securities available for sale	(197)	5,406	—	—	5,209
Equity income on long-term investments	823	—	—	—	823
Equity income in consolidated subsidiaries	63,565	—	—	(63,565)	—
Management fee income	4,754	—	—	(4,754)	—
Other, net	1,947	205	128	—	2,280
(Loss) income before provision for income taxes	(21,132)	99,272	6,937	(63,565)	21,512
Income tax benefit (expense)	32,962	(39,791)	(2,853)	—	(9,682)
Net income	11,830	59,481	4,084	(63,565)	11,830
Comprehensive income	$18,866	$61,624	$4,084	$(65,708)	$18,866

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$17,374	$46,294	$32,279	$(41,952)	$53,995
Cash flows from investing activities:
Sale of investment securities	49,296	—	—	—	49,296
Purchase of investment securities	(108,859)	(1,560)	—	—	(110,419)
Proceeds from sale or liquidation of long-term investments	500	—	49	—	549
Purchase of long-term investments	(7,000)	—	—	—	(7,000)
Investments in non-consolidated real estate businesses	—	—	(12,534)	—	(12,534)
Purchase of subsidiaries	—	—	(250)	—	(250)
Distributions from non-consolidated real estate businesses	—	—	3,539	—	3,539
Increase in cash surrender value of life insurance policies	—	(395)	—	—	(395)
Decrease (increase) in restricted assets	299	19	(689)	—	(371)
Issuance of notes receivable	(35,000)	—	(250)	35,000	(250)
Investments in subsidiaries	(25,267)	—	—	25,267	—
Proceeds from sale of fixed assets	—	4	—	—	4
Capital expenditures	(11)	(6,563)	(3,570)	—	(10,144)
Repayments of notes receivable	35,933	—	—	(35,000)	933
Net cash used in investing activities	(90,109)	(8,495)	(13,705)	25,267	(87,042)
Cash flows from financing activities:
Proceeds from debt issuance	408,750	40,166	—	(35,000)	413,916
Deferred financing costs	(12,360)	—	—	—	(12,360)
Repayments of debt	—	(39,293)	(3,758)	35,000	(8,051)
Borrowings under revolver	—	429,188	—	—	429,188
Repayments on revolver	—	(437,736)	—	—	(437,736)
Capital contributions received	—	3,150	22,117	(25,267)	—
Intercompany dividends paid	—	(30,000)	(11,952)	41,952	—
Dividends and distributions on common stock	(80,963)	—	—	—	(80,963)
Distributions to non-controlling interest	—	—	(3,075)	—	(3,075)
Proceeds from exercise of Vector options	3,405	—	—	—	3,405
Tax benefit of options exercised	680	—	—	—	680
Net cash provided by (used in) financing activities	319,512	(34,525)	3,332	16,685	305,004
Net increase in cash and cash equivalents	246,777	3,274	21,906	—	271,957
Cash and cash equivalents, beginning of period	151,342	11,812	71,312	—	234,466
Cash and cash equivalents, end of period	$398,119	$15,086	$93,218	$—	$506,423

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$5,204	$57,823	$2,187	$(60,024)	$5,190
Cash flows from investing activities:
Sale of investment securities	36,533	6,582	—	—	43,115
Purchase of investment securities	(79,368)	(11,000)	—	—	(90,368)
Proceeds from sale of or liquidation of long-term investments	—	—	75	—	75
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in non-consolidated real estate businesses	—	—	(19,048)	—	(19,048)
Investments in consolidated real estate businesses	—	—	(7,657)	—	(7,657)
Decrease (increase) in cash surrender value of life insurance policies	79	(382)	—	—	(303)
Decrease (increase) in restricted assets	6	(1,274)	—	—	(1,268)
Repayments of notes receivable	8,433	—	—	—	8,433
Proceeds from sale of fixed assets	—	13	—	—	13
Investments in subsidiaries	(43,584)	—	—	43,584	—
Capital expenditures	(2,247)	(3,319)	(429)	—	(5,995)
Net cash used in investing activities	(85,148)	(9,380)	(27,059)	43,584	(78,003)
Cash flows from financing activities:
Proceeds from debt issuance	450,000	—	3,080	—	453,080
Deferred financing costs	(11,663)	—	—	—	(11,663)
Repayments of debt	(415,000)	(3,763)	(70)	—	(418,833)
Borrowings under revolver	—	474,493	—	—	474,493
Repayments on revolver	—	(476,888)	—	—	(476,888)
Capital contributions received	—	12,300	31,284	(43,584)	—
Intercompany dividends paid	—	(50,582)	(9,442)	60,024	—
Dividends and distributions on common stock	(71,518)	—	—	—	(71,518)
Net cash (used in) provided by financing activities	(48,181)	(44,440)	24,852	16,440	(51,329)
Net (decrease) increase in cash and cash equivalents	(128,125)	4,003	(20)	—	(124,142)
Cash and cash equivalents, beginning of period	401,344	3,776	735	—	405,855
Cash and cash equivalents, end of period	$273,219	$7,779	$715	$—	$281,713

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s  financial statements with a narrative from our management's perspective. Our MD&A is divided into the following sections:
•Overview and Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2013 and Notes thereto, included in the our 2013 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of and for the quarterly period ended June 30, 2014.

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
Our subsidiary, Zoom E-Cigs LLC ("Zoom"), entered the emerging United States electronic cigarette ("e-cigarette") market in limited retail distribution outlets. Zoom’s operations are included in our “Corporate and Other” reporting segment. Our exposure to Zoom, as of June 30, 2014, was approximately $13,400, which was primarily comprised of Zoom's inventory.

Recent Developments

On March 14, 2014, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted $25,000 principal balance of the $50,000 Note into 2,121,479 of our common shares.
On March 24, 2014, we completed the sale of $258,750 of our Variable Interest Convertible Senior Notes due 2020 and received net proceeds from the sale of the Notes of approximately $250,300. On April 15, 2014, we completed the sale of principal amount of our 7.75% Senior Secured Notes due 2021 for a price of 106.750% in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. We received net proceeds of approximately $158,700. The net proceeds of both issuances will be used for general corporate purposes, including for additional investments in real estate and in our tobacco business. We may also consider using a portion of the net proceeds from the sale of the Notes to address upcoming debt maturities. On July 7, 2014, we commenced an offer to exchange our 7.75% Senior Secured Notes for an equal amount of newly issued 7.75% Senior Secured Notes due 2021. The new 7.75% Senior Secured Notes have substantially the same terms as the original 7.75% Senior Secured Notes, except that our new 7.75% Senior Secured Notes have been registered under the Securities Act.

In May 2014, the Indian Creek property was sold for approximately $14,400 and New Valley received a distribution of approximately $7,100.
On July 23, 2014, we granted our President and Chief Executive Officer an award of 1,000,000 shares of our Common Stock subject to performance-based vesting. The Award shares will be issued pursuant to the terms of an agreement that provides that both a performance requirement and a continued employment requirement must be met over a seven-year performance period to earn vested rights with respect to the Award Shares. The maximum potential amount of the Award Shares reflects recognition of the CEO's contributions as CEO since January 1, 2006 and the value of his management and real estate expertise to us. We anticipate expensing the value of the grant of approximately $20,660 over the seven-year term of the grant.

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

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three and six months ended June 30, 2014 and 2013 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Indian Creek and investments in non-consolidated real estate businesses. Corporate and other includes the operations of our e-cigarette business ("Zoom").

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
Revenues:
Tobacco	$250,556		$249,120		$483,948		$489,522
Real estate	153,488		7,106		261,532		12,873
Corporate and other	2,569		—		8,369		—
Total revenues	$406,613		$256,226		$753,849		$502,395
Operating income (loss):
Tobacco	$51,506	(1)	$48,294	(2)	$94,402	(3)	$95,454	(4)
Real Estate	15,901		(407)		20,645		(321)
Corporate and other	(7,099)		(3,647)		(12,017)		(7,797)
Total operating income	$60,308		$44,240		$103,030		$87,336
____________________

(1) Operating income includes $1,419 of income from NPM Settlement.
(2) Operating income includes $1,345 of income from NPM Settlement.
(3) Operating income includes $1,419 of income from NPM Settlement and $1,500 of litigation settlement charges.
(4) Operating income includes $6,947 of income from NPM Settlement.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues: Total Revenues were $406,613 for the three months ended June 30, 2014 compared to $256,226 for the three months ended June 30, 2013. The $150,387 (58.7%) increase in revenues was due to an increase in real estate revenues of $146,382 primarily related to the addition of the Douglas Elliman revenues in 2014, an increase in Tobacco revenues of $1,436 and $2,569 of revenues in the corporate and other segment associated with the Zoom e-cigarette brand.
Tobacco Revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.70 per carton in December 2013 and $0.60 per carton in June 2013 and May 2014.
All of our Tobacco sales were in the discount category in 2014 and 2013. For the three months ended June 30, 2014, tobacco revenues were $250,556 compared to $249,120 for the three months ended June 30, 2013. Revenues increased by 0.6% ($1,436) due to a favorable price variance of $10,422 offset by a decline in sales volume of $8,986 (approximately 57.7 million units).
Real Estate Revenues. Real estate revenues were $153,488 and $7,106 for the three months ended ended June 30, 2014 and 2013, respectively. Real estate revenues increased by $146,382, primarily related to Douglas Elliman. Douglas Elliman became a consolidated subsidiary of ours in December 2013.
Real estate revenues for the three months ended June 30, 2014 were made up of commission income of $127,587, property management income of $7,796, the sale of Indian Creek in real estate held for sale of $14,400, sales on facilities (primarily Escena) of $1,168 and income from title fees of $2,537. Real estate revenues for the three months ended June 30, 2013 consisted of commission income of $5,891 and sales on facilities (primarily Escena) of $1,215.
Other Revenues. Corporate and other revenues were $2,569 for the three months ended June 30, 2014 and relate to Zoom, our e-cigarette brand.

Cost of Sales. Total cost of sales were $279,282 for the three months ended June 30, 2014 compared to $186,445 for the three months ended June 30, 2013. The $92,837 (49.8% ) increase in cost of sales was due to an increase in real estate cost of sales of $91,748 related to the Douglas Elliman real estate commissions expense and $1,746 of cost of sales in the corporate and other segment associated with the Zoom e-cigarette brand. This was offset by a $657 decline in tobacco cost of sales.
Tobacco Cost of Sales. Our tobacco cost of sales declined from $180,430 for the three months ended June 30, 2013 to $179,773 for the three months ended June 30, 2014. The major components of our tobacco cost of sales are federal excise taxes, expenses under the MSA, FDA legislation and tobacco buyout, which are variable costs based on the number of units sold, and tobacco and other manufacturing costs, which are fixed and variable costs. Federal excise taxes declined from $112,596 for the three months ended June 30, 2013 to $109,695 for the three months ended June 30, 2014 as a result of decreased unit sales volume of 2.6%. Tobacco and other manufacturing costs were $32,196 and $29,177 for the three months ended June 30, 2014 and 2013, respectively. Expenses under the MSA were $26,547 and $27,171 for the three months ended June 30, 2014 and 2013, respectively.
Tobacco gross profit was $70,783 for the three months ended June 30, 2014 compared to $68,691 for the three months ended June 30, 2013. The $2,092 (3.0%) increase was due to higher selling prices. As a percentage of revenues (excluding federal excise taxes), Tobacco gross profit was 50.3% in the 2014 period. Tobacco gross profit was 50.3% in the 2013 period (49.3% adjusting for the NPM Settlement).

Real Estate Cost of Sales. Real estate cost of sales were $97,763 and $6,015 for the three months ended June 30, 2014 and 2013, respectively. Real estate costs of sales increased by $91,748 primarily related to Douglas Elliman commission expense.
Real estate cost of sales for the three months ended June 30, 2014 consisted of commission expenses of $86,906, the cost of sale of Indian Creek of $9,987 and cost of sales on facilities (primarily Escena) of $870. Real estate cost of sales for the three months ended June 30, 2013 consisted of commission costs of $4,981 and cost of sales on facilities (primarily Escena) of $1,034.

Other Cost of Sales. Corporate and other cost of sales was $1,746 for the three months ended June 30, 2014 and relate to our Zoom operations.
Expenses. Operating, selling, general and administrative expenses were $67,023 for the three months ended June 30, 2014 compared to $25,541 for the same period last year. This was an increase of $41,482 (162.4%) of which $38,324 was primarily related to the operating, selling and administrative expenses of real estate and $4,278 of corporate and other expenses. This was offset by a decrease of $1,120 in Tobacco operating, selling, general and administrative expenses .
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $19,277 for the three months ended June 30, 2014 compared to $20,397 for the three months ended June 30, 2013. The decrease of $1,120 was due to a decline in legal expenses, certain freight costs and employee benefit costs. Tobacco product liability legal expenses were $1,817 and $1,953 for the three months ended June 30, 2014 and 2013, respectively.
Real Estate expenses. Real estate operating, selling, general and administrative expenses were $39,822 and $1,498 for the three months ended June 30, 2014 and 2013, respectively. Real estate operating, selling, general and administrative expenses increased by $38,324 primarily related to the Douglas Elliman operations.
Corporate and other expenses. Expenses at the corporate segment increased from $3,646 to $7,924 for the three months ended June 30, 2014. The $4,278 increase related primarily to expenses associated with the operations of Zoom.

Operating income. Operating income was $60,308 for the three months ended June 30, 2014 compared to $44,240 for the same period last year, an increase of $16,068 (36.3%). Tobacco operating income increased by $3,212 and real estate operating income increased by $16,308. This was offset by an increase in corporate and other expenses of $3,452.
Tobacco operating income. Tobacco operating income increased from $48,294 for the three months ended June 30, 2013 to $51,506 for the three months ended June 30, 2014. The Tobacco operating income increase of $3,212 was primarily associated with increased selling prices partially offset by a decline in unit volume.
Real Estate operating income (loss). The real estate segment had operating income of $15,901 for the three months ended June 30, 2014 and an operating loss of $407 for the three months ended June 30, 2013. The increase of $16,308 was primarily related to the Douglas Elliman operations.
Corporate and Other operating loss. The operating loss at the corporate segment was $7,099 for the three months ended June 30, 2014 compared to $3,647 for 2013. Corporate and other operating losses increased by $3,452 primarily as a result of Zoom operations.
Other income (expenses). Other expenses were $41,176 and $20,712 for the three months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014, other expenses primarily consisted of interest expense of $44,183, acceleration of interest expense related to the debt conversion of the 6.75% Variable Interest Senior Convertible Exchange Notes of $439, equity losses on long-term investments of $273, equity loss on non-consolidated real estate businesses of $1,808 and a loss on sale of investment securities available for sale of $18. The increase in interest expense in 2014 was primarily attributable to higher average debt balances. This was offset by income of $1,970 from changes in fair value of derivatives embedded within convertible debt and interest and other income of $3,575. For the three months ended June 30, 2013, other expenses primarily consisted of interest expense of $32,086 and a loss on the sale of investment securities available for sale of $197. This was offset by equity income from non-consolidated real estate businesses of $6,804, income of $2,450 from changes in fair value of derivatives embedded within convertible debt, other income of $1,471 and equity income on long-term investments of $846.

Income before income taxes. Income before income taxes for the three months ended June 30, 2014 was $19,132 compared to $23,528 for the three months ended June 30, 2013. The decrease is attributable to the items discussed above.
Income tax expense. Income tax expense was $6,101 and $10,017 for the three months ended June 30, 2014 and 2013, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues: Total Revenues were $753,849 for the three months ended June 30, 2014 compared to $502,395 for the six months ended June 30, 2013. The $251,454 (50.1%) increase in revenues was due to an increase in real estate revenues of $248,659 primarily related to the addition of the Douglas Elliman revenues in 2014 and $8,369 of revenues in the corporate and other segment associated with the Zoom e-cigarette brand. This was offset by a $5,574 decrease in Tobacco revenues.
Tobacco Revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.70 per carton in December 2013 and $0.60 per carton in June 2013 and May 2014.
All of our Tobacco sales were in the discount category in 2014 and 2013. For the six months ended June 30, 2014, tobacco revenues were $483,948 compared to $489,522 for the six months ended June 30, 2013. Revenues declined by 1.1% ($5,574) due to a decline in sales volume of $23,572 (approximately 186.9 million units) offset by a favorable price variance of $17,998.
Real Estate Revenues. Real estate revenues were $261,532 and $12,873 for the six months ended ended June 30, 2014 and 2013, respectively. Real estate revenues increased by $248,659 primarily related to the Douglas Elliman operations. Douglas Elliman became a consolidated subsidiary of ours in December 2013.
Real estate revenues for the six months ended June 30, 2014 consisted of commission income of $223,704, property management income of $15,113, the sale of Indian Creek in real estate held for sale of $14,400, sales on facilities (primarily Escena) of $3,354 and income from title fees of $4,961. Real estate revenues for the six months ended June 30, 2013 consisted of commission income of $9,518 and sales on facilities (primarily Escena) of $3,355.
Other Revenues. Corporate and other revenues were $8,369 for the six months ended June 30, 2014 and relate to Zoom, our e-cigarette brand.

Cost of Sales. Total cost of sales were $518,319 for the six months ended June 30, 2014 compared to $363,622 for the six months ended June 30, 2013. The $154,697 (42.5% ) increase in cost of sales was due to an increase in real estate cost of sales of $154,851 related to the Douglas Elliman real estate commissions expense and $5,293 of cost of sales in the corporate and other segment associated with the Zoom e-cigarette brand. This was offset by a $5,447 decline in tobacco cost of sales.
Tobacco Cost of Sales. Our tobacco cost of sales declined from $353,386 for the six months ended June 30, 2013 to $347,939 for the six months ended June 30, 2014. The major components of our tobacco cost of sales are federal excise taxes, expenses under the MSA, FDA legislation and tobacco buyout, which are variable costs based on the number of units sold, and tobacco and other manufacturing costs, which are fixed and variable costs. Federal excise taxes declined from $221,507 for the six months ended June 30, 2013 to $212,108 for the six months ended June 30, 2014 as a result of decreased unit sales volume of 4.2%. Tobacco and other manufacturing costs were $61,464 and $58,004 for the six months ended June 30, 2014 and 2013, respectively. Expenses under the MSA were $51,090 and $49,959 for the six months ended June 30, 2014 and 2013, respectively.
Tobacco gross profit was $136,009 for the six months ended June 30, 2014 compared to $136,136 for the six months ended June 30, 2013. The $127 (0.1%) decline was due to decreased unit volume sales offset by the absence of $5,528 of NPM Settlement in the 2014 period and price increases primarily on the PYRAMID brand. As a percentage of revenues (excluding federal excise taxes), Tobacco gross profit declined to 50.0% in the 2014 period compared to gross profit of 50.8% in the 2013 period (48.2% adjusting for the NPM Settlement) due to a decreased unit volume sales offset by price increases primarily on the PYRAMID brand.

Real Estate Cost of Sales. Real estate cost of sales were $165,087 and $10,236 for the six months ended June 30, 2014 and 2013, respectively. Real estate costs of sales increased by $154,851 primarily related to Douglas Elliman commission expense.
Real estate cost of sales for the six months ended June 30, 2014 consisted of commission expenses of $152,953, the cost of sale of Indian Creek of $9,987 and cost of sales on facilities (primarily Escena) of $2,147. Real estate cost of sales for the six months ended June 30, 2013 consisted of $7,960 and cost of sales on facilities (primarily Escena) of $2,276.
Other Cost of Sales. Corporate and other cost of sales was $5,293 for the six months ended June 30, 2014 and relate to our Zoom operations.

Expenses. Operating, selling, general and administrative expenses were $132,500 for the six months ended June 30, 2014 compared to $51,437 for the same period last year. This was an increase of $81,063 (157.6%) of which $72,842 was related to the operating, selling and administrative expenses of real estate, $7,296 of corporate and other expenses and $925 of Tobacco operating, selling and administrative expenses.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $41,607 for the six months ended June 30, 2014 compared to $40,682 for the six months ended June 30, 2013. The increase of $925 was primarily the result of increased product liability and legal expenses partially offset by a decline in employee benefit costs. Tobacco product liability legal expenses were $5,174 and $3,562 for the six months ended June 30, 2014 and 2013, respectively.
Real Estate expenses. Real estate operating, selling, general and administrative expenses were $75,800 and $2,958 for the six months ended June 30, 2014 and 2013, respectively. Real estate operating, selling, general and administrative expenses increased by $72,842 primarily related to the Douglas Elliman operations.
Corporate and other expenses. Expenses at the corporate segment increased from $7,797 to $15,093 for the six months ended June 30, 2014. The $7,296 increase related primarily to expenses associated with the operations of Zoom.

Operating income. Operating income was $103,030 for the six months ended June 30, 2014 compared to $87,336 for the same period last year, an increase of $15,694 (18.0%). Tobacco operating income declined by $1,052 offset by an increase in real estate operating income of $20,966 from the Douglas Elliman. Corporate and other expenses increased by $4,220.
Tobacco operating income. Tobacco operating income was $94,402 for the six months ended June 30, 2014 compared to $95,454 for the same period last year. The Tobacco operating income decline of $1,052 was primarily associated with the decrease in sales volume offset by the increased selling prices, increased legal expenses and the absence of $5,528 of NPM Settlements in the 2014 period.
Real Estate operating income (loss). The real estate segment had operating income of $20,645 for the six months ended June 30, 2014 compared to an operating loss of $321 for the six months ended June 30, 2013. The increase in operating income of $20,966 was primarily related to the Douglas Elliman operations.
Corporate and Other operating loss. The operating loss at the corporate segment was $12,017 for the six months ended June 30, 2014 compared to $7,797 for 2013. Corporate and other operating losses increased by $4,220 primarily as a result of Zoom operations.

Other income (expenses). Other expenses were $77,427 and $65,824 for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, other expenses primarily consisted of interest expense of $79,636, acceleration of interest expense related to the debt conversion of the 6.75% Variable Interest Senior Convertible Exchange Notes of $4,118, equity loss on non-consolidated real estate businesses of $256 and a loss on sale of investment securities available for sale of $71. The increase in interest expense in 2014 was primarily attributable to higher average debt balances. This was offset by equity income on long-term investments of $633, interest and other income of $5,701 and income of $320 from changes in fair value of derivatives embedded within convertible debt. For the six months ended June 30, 2013, other expenses primarily consisted of interest expense of $65,462 and loss on the extinguishment of debt of $21,458. This was offset by equity income from non-consolidated real estate businesses of $7,285, income of $5,499 from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $5,209, other income of $2,280 and equity income on long-term investments of $823.
Income before income taxes. Income before income taxes was $25,603 and $21,512 for the six months ended June 30, 2014 and 2013, respectively. The increase is attributable to the items discussed above.
Income tax expense. The income tax expense was $9,043 and $9,682 for the six months ended June 30, 2014 and 2013, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the six months ended June 30, 2014, our income tax expense was increased by $639 due primarily to a change in the blended state tax rate that resulted in the Company's reevaluation of its deferred taxes and the results of a recent state income tax audit.

Summary of Real Estate Investments
We own, and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our current real estate investments primarily include the following projects as of June 30, 2014:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned	Net Amount Invested	Earnings	Carrying Value as of June 30, 2014	Future Capital Commit- ments from New Valley	Projected Residential and/or Hotel Area		Projected Retail Area		Projected Number of Residential Lots, Units and/or Hotel Rooms		Projected Construction Start Date	Projected Construction End Date

Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	N/A	N/A	$10,669	$—	450	Acres			667 450	R Lots H	N/A	N/A
Real estate held for sale, net				—	—	10,669

10 Madison Square Park West (f/k/a 1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	June 2011	5.0%	$4,130	$2,254	$6,384	—	260,000	SF	17,000	SF	124	R	August 2012	August 2015
The Whitman	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	12.0%	—	526	526	—	24,279	SF	4,698	SF	4	R	October 2011	February 2014
The Marquand	Upper East Side, Manhattan, NY	December 2011	18.0%	7,000	—	7,000	—	87,887	SF	—		28	R	June 2012	January 2015
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	12,328	—	12,328	—	97,090	SF	—		27	R	May 2014	May 2016
701 Seventh Avenue	Times Square, Manhattan, NY	October 2012	11.5%	11,324	—	11,324	—	280,000	SF	80,000	SF	452	H	September 2013	March 2017
101 Murray Street	TriBeCa, Manhattan, NY	July 2013	25.0%	23,006	—	23,006	—	320,000	SF	TBD		139	R	September 2014	March 2018
Leroy Street	West Greenwich Village, Manhattan, NY	January 2013	5.0%	652	—	652	—	130,137	SF	—		30 to 50	R	July 2015	July 2017
PUBLIC Chrystie House (f/k/a Chrystie Street)	Lower East Side, Manhattan, NY	December 2012	18.4%	3,081	—	3,081	—	217,000	SF	43,000	SF	11 367	R H	June 2014	December 2016
25-19 43rd Avenue	Long Island City, NY	May 2014	9.9%	733	—	733		87,000	SF	—		86	R	September 2014	September 2016
23-10 Queens Plaza South	Long Island City, NY	December 2012	45.4%	9,528	—	9,528	—	472,574	SF	—		391	R	March 2014	December 2016
8701 Collins Avenue	Miami Beach, FL	December 2013	15.0%	3,955	45	4,000	—	262,000	SF	TBD		TBD		October 2015	July 2017
Condominium and Mixed Use Development				$75,737	$2,825	$78,562

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.5%	$4,058	$(540)	$3,518	—	N/A		N/A		5,517	R	N/A	N/A
ST Portfolio	Houston, TX; Phoenix, AZ; San Pedro, CA and Stamford, CT	November 2013	16.4%	16,365	(815)	15,550	—	1,018,404	SF	24,987	SF	761	R	N/A	N/A
Apartment Buildings				$20,423	$(1,355)	$19,068

Park Lane Hotel	Central Park South, Manhattan, NY	November 2013	5.0%	$19,331	$(1,884)	$17,447	—	445,600	SF	—		628	H	N/A	N/A
Hotel Taiwana	St. Barthelemy, French West Indies	October 2011	17.0%	7,427	40	7,467	—	61,300	SF	4,300	SF	30	H	N/A	N/A
Coral Beach	Coral Beach, Bermuda	December 2013	49.0%	3,618	(208)	3,410	—	52	Acres	—		87	H	N/A	N/A
Hotels				$30,376	$(2,052)	$28,324

Sesto Holdings	Milan, Italy	October 2011	7.2%	$5,037	$—	$5,037	—	322	Acres	TBD		TBD		2014	2024
Land Development				$5,037	$—	$5,037

N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots
Other non-consolidated real estate business relate to an investment in a mortgage company and an insurance company by Douglas Elliman with a carrying value of $2,638 as of June 30, 2014.

Liquidity and Capital Resources

Cash and cash equivalents increased by $271,957 for the six months ended June 30, 2014 and decreased by $124,142 for the six months ended June 30, 2013.
Cash provided from operations was $53,995 and $5,190 for the six months ended June 30, 2014 and 2013, respectively. The change primarily related to cash payments in the 2013 period associated with the extinguishment of our 11% Senior Secured Notes due 2015, increased operating income in the 2014 period and the timing of payments of accruals.  The amount was partially offset by the  Engle progeny settlement payment.
Cash used in investing activities was $87,042 and $78,003 for the six months ended June 30, 2014 and 2013, respectively. In the first six months of 2014, cash used in investing activities was for the purchase of investment securities of $110,419, investment in non-consolidated real estate businesses of $12,534, capital expenditures of $10,144, purchase of long-term investments of $7,000, an increase in non-current restricted assets of $371, an increase in cash surrender value of corporate-owned life insurance policies of $395, an issuance of notes receivable of $250 and purchase of subsidiaries of $250. This was offset by the sale of investment securities of $49,296, distributions from non-consolidated real estate of $3,539, proceeds from the liquidation of long-term investments of $549, collections of notes receivable of $933 and proceeds from the sale of fixed assets of $4. In the first six months of 2013, cash used in investing activities was for the purchase of investment securities of $90,368, investment in non-consolidated real estate businesses of $19,048, investments in consolidated real estate business of $7,657, capital expenditures of $5,995, purchase of long-term investments of $5,000, an increase in non-current restricted assets of $1,268 and an increase in cash surrender value of corporate-owned life insurance policies of $303. This was offset by the sale of investment securities of $43,115, collections of notes receivable of $8,433, the proceeds from the sale or liquidation of long-term investments of $75 and the proceeds from the sale of fixed assets of $13.
Cash provided by financing activities was $305,004 compared to cash used in financing activities of $51,329 for the six months ended June 30, 2014 and 2013, respectively. In the first six months of 2014, cash was provided by the proceeds from debt issuance of $413,916, proceeds from the exercise of Vector options of $3,405 and tax benefit of options exercised of $680. This was offset by cash used for the distributions on common stock of $80,963, payment of deferred financing costs of $12,360, repayment of debt of $8,051, net repayments of debt under the revolver of $8,548 and distributions to non-controlling interest of $3,075 . In the first six months of 2013, cash used in financing activities was used for the repayment of debt of $418,833, distributions on common stock of $71,518, net repayments of debt under the revolver of $2,395 and deferred financing costs of $11,663. This was offset by proceeds from debt issuance of $453,080.
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As of June 30, 2014, $25,613 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the Credit Facility was approximately $24,387 based on eligible collateral at June 30, 2014. At June 30, 2014, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett's EBITDA, as defined, were approximately $124,576 for the twelve months ended June 30, 2014.
Vector.   On March 14, 2014, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted $25,000 principal balance of the $50,000 Note into 2,121,479 of our common shares. On May 20, 2014, a holder of the 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 converted $7,500 principal balance of the $107,530 Notes into 560,987 of our common shares.
On March 24, 2014, we completed the sale of $258,750 of our Variable Interest Convertible Senior Notes due 2020 and received net proceeds from the sale of the Notes of approximately $250,300. On April 15, 2014, we completed the sale of principal amount of our 7.75% Senior Secured Notes due 2021 for a price of 106.750% in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. We received net proceeds of approximately $158,700. The net proceeds of both issuances will be used for general corporate purposes, including for additional investments in real estate and in our tobacco business. We may also consider using a portion of the net proceeds from the sale of the Notes to address upcoming debt maturities.
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

	Indenture	June 30, 2014	December 31, 2013
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$249,843	$264,958
Leverage ratio, as defined	<3.0 to 1	1.18 to 1	1.22 to 1
Secured leverage ratio, as defined	<1.5 to 1	Negative	0.5 to 1

We and our subsidiaries have significant indebtedness and debt service obligations. At June 30, 2014, we and our subsidiaries had total outstanding indebtedness of $1,258,233. Approximately $125,030  of our 6.75% convertible notes mature in 2014, $230,000 of our 7.5% convertible notes mature in 2019, $258,750 of our 5.5% variable interest senior convertible notes mature in 2020, and $600,000 of our 7.75% senior secured notes mature in 2021,. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette and real estate operations are positive cash flow generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $506,400, investment securities available for sale of approximately $237,800, long-term investments with an estimated value of approximately $51,600 and availability under Liggett's credit facility of approximately $24,400 at June 30, 2014. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.  We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of June 30, 2014, approximately $25,600 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of June 30, 2014, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $256.
In addition, as of June 30, 2014, $341,145 ($613,780 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $4,348 with approximately $4 resulting from the embedded derivative associated with our 6.75% note due 2014, $14 resulting from the embedded derivative associated with our 6.75% exchange notes due 2014, $2,031 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes, and the remaining $2,299 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $10,800 per year.

We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is based on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility.The range of estimated fair market values of our embedded derivatives was between $193,797 and $189,358. We recorded the fair market value of our embedded derivatives at the midpoint of the range at $191,554 as of June 30, 2014. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

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

There were no changes in our internal control over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have significant liquidity commitments

We have certain liquidity commitments that could require the use of our existing cash resources. As of June 30, 2014, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months could include the following:

•	cash interest expense of approximately $68.9 million,

•	retirement of our 6.75% variable interest senior convertible notes of $125.0 million;

•	dividends on our outstanding common shares (currently at an annual rate of approximately $162.0 million),

•	Engle progeny installment payment of $3.5 million, and

•	other corporate expenses and taxes.

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
We and our subsidiaries have significant indebtedness and debt service obligations. At June 30, 2014, we and our subsidiaries had total outstanding indebtedness of $1.3 billion. Approximately $125.0 million  of our 6.75% convertible notes mature in 2014, $230 million of our 7.5% convertible notes mature in 2019 and $600 million of our 7.75% senior secured notes mature in 2021. The $600 million of our 7.75% senior secured notes due 2021 includes an additional $150 million of indebtedness we incurred in connection with the April 2014 offering. We incurred an additional $258.8 million of indebtedness in connection with the March 2014 offering of our 5.5% variable interest senior convertible notes due 2020. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

Other
Zoom’s e-cigarette business is subject to substantial risks, uncertainties and contingencies which include, without limitation, the challenges inherent in new product development initiatives, the ability to raise capital and manage the growth of its business, potential disputes concerning Zoom’s intellectual property, potential extensive government regulation or prohibition, technology obsolescence, market acceptance of Zoom’s products and competition from companies with greater resources.  Our exposure to Zoom, as of June 30, 2014, was approximately $13.4 million which was comprised primarily of Zoom’s inventory.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except for and as discussed in our filing on Form 8-K dated April 15, 2014 related to an additional $150,000 principal amount of our 7.75% Senior Secured Notes, no securities of ours which were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the three months ended June 30, 2014. We agreed to consummate a registered exchange offer for the 7.75% senior secured notes within 360 days after the date of the initial issuance of the 7.75% senior secured notes. On July 9, 2014, we commenced an offer to exchange our 7.75% Senior Secured Notes for an equal amount of newly issued 7.75% Senior Secured Notes due 2021. The new 7.75% Senior Secured Notes have substantially the same terms as the original 7.75% Senior Secured Notes, except that our new 7.75% Senior Secured Notes have been registered and completed under the Securities Act.

Item 6.    Exhibits

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector Group Ltd.

4.1
Second Supplemental Indenture, dated as of April 15, 2014, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 in Vector's Form 8-K dated April 15, 2014).

4.2
Registration Rights Agreement, dated as of April 15, 2014, among Vector Group Ltd., the guarantors named therein and Jefferies LLC, as the initial purchaser (incorporated by reference to Exhibit 4.4 in Vector's Form 8-K dated April 15, 2014).

10.1	Stock Option Agreement, dated February 26, 2014, as amended on May 16, 2014, between Vector and Howard M. Lorber.

10.2	Stock Option Agreement, dated February 26, 2014, as amended on May 16, 2014, between Vector and Richard J. Lampen.

10.3	Stock Option Agreement, dated February 26, 2014, as amended on May 16, 2014, between Vector and J. Bryant Kirkland III.

10.4	Stock Option Agreement, dated February 26, 2014, as amended on May 16, 2014, between Vector and Marc N. Bell.

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2013 and for each of the six months within the periods ended June 30, 2014 and 2013.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and
Chief Financial Officer
Date:	July 30, 2014