Form 10-Q
period 2014-09-30
VECTOR GROUP LTD
filed 2014-10-31
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2014

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
☐ Yes ☒ No

At October 31, 2014, Vector Group Ltd. had 109,125,587 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2014	December 31, 2013
ASSETS:
Current assets:
Cash and cash equivalents	$380,416	$234,466
Investment securities available for sale	333,883	172,534
Accounts receivable - trade, net	13,607	12,159
Inventories	100,874	93,496
Deferred income taxes	25,540	50,479
Income taxes receivable, net	14,812	—
Restricted assets	2,780	1,785
Other current assets	34,226	23,392
Total current assets	906,138	588,311
Property, plant and equipment, net	86,622	79,258
Real estate held for sale, net	10,643	20,911
Long-term investments accounted for at cost	32,239	20,788
Long-term investments accounted for under the equity method	13,977	8,595
Investments in real estate ventures	154,281	128,202
Restricted assets	12,063	11,981
Deferred income taxes	70,316	51,474
Goodwill, trademarks and other intangible assets, net	268,141	271,111
Prepaid pension costs	28,165	26,080
Other assets	60,798	53,553
Total assets	$1,643,383	$1,260,264
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$101,158	$151,577
Current portion of fair value of derivatives embedded within convertible debt	2,996	19,128
Current payments due under the Master Settlement Agreement	91,590	25,348
Current portion of employee benefits	939	939
Accounts payable	10,845	10,260
Accrued promotional expenses	20,010	18,655
Income taxes payable, net	3,174	6,423
Accrued excise and payroll taxes payable, net	861	11,621
Litigation accruals	3,307	59,310
Deferred income taxes	57,763	45,734
Accrued interest	17,721	21,968
Other current liabilities	34,256	34,147
Total current liabilities	344,620	405,110
Notes payable, long-term debt and other obligations, less current portion	857,107	540,766
Fair value of derivatives embedded within convertible debt	180,474	92,934
Non-current employee benefits	48,608	47,917
Deferred income taxes	165,726	137,650
Payments due under the Master Settlement Agreement	25,809	27,571
Litigation accruals	25,029	27,058
Other liabilities	3,877	2,867
Total liabilities	1,651,250	1,281,873
Commitments and contingencies
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 and 150,000,000 shares authorized, 113,270,834 and 101,430,853 shares issued and 109,125,587 and 97,482,998 shares outstanding	10,912	9,748
Additional paid-in capital	—	—
Accumulated deficit	(126,739)	(114,787)
Accumulated other comprehensive income	38,694	22,860
Less: 4,145,247 and 3,947,855 shares of common stock in treasury, at cost	(12,857)	(12,857)
Total Vector Group Ltd. stockholders' deficiency	(89,990)	(95,036)
Non-controlling interest	82,123	73,427
Total stockholders' deficiency	(7,867)	(21,609)
Total liabilities and stockholders' deficiency	$1,643,383	$1,260,264

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Tobacco*	$264,520	$271,516	$748,468	$761,038
Real estate	153,748	6,425	415,280	19,298
E-Cigarettes	1,608	—	9,977	—
Total revenues	419,876	277,941	1,173,725	780,336

Expenses:
Cost of sales:
Tobacco*	189,728	194,991	537,667	548,377
Real estate	96,442	5,844	261,531	16,080
E-Cigarettes	1,066	—	6,357	—
Total cost of sales	287,236	200,835	805,555	564,457

Operating, selling, administrative and general expenses	69,431	26,478	200,431	77,915
Litigation settlement and judgment expense	225	87,913	1,725	87,913
Operating income (loss)	62,984	(37,285)	166,014	50,051

Other income (expenses):
Interest expense	(44,034)	(33,583)	(123,670)	(99,045)
Loss on extinguishment of debt	—	—	—	(21,458)
Change in fair value of derivatives embedded within convertible debt	7,127	2,800	7,447	8,299
Acceleration of interest expense related to debt conversion	(994)	—	(5,112)	—
Equity income from real estate ventures	3,258	9,489	3,002	16,774
Equity income (loss) on long-term investments	829	(53)	1,462	770
Gain (loss) on sale of investment securities available for sale	33	(99)	(38)	5,110
Other, net	2,466	2,871	8,167	5,151
Income (loss) before provision for income taxes	31,669	(55,860)	57,272	(34,348)
Income tax expense (benefit)	11,964	(18,969)	21,007	(9,287)

Net income (loss)	19,705	(36,891)	36,265	(25,061)

Net income attributed to non-controlling interest	(4,826)	—	(10,881)	—

Net income (loss) attributed to Vector Group Ltd.	$14,879	$(36,891)	$25,384	$(25,061)

Per basic common share:

Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.14	$(0.39)	$0.24	$(0.26)

Per diluted common share:

Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.14	$(0.39)	$0.24	$(0.26)

Cash distributions and dividends declared per share	$0.38	$0.36	$1.14	$1.09

* Revenues and cost of sales include excise taxes of $115,323, $121,787, $327,434 and $343,294, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (loss)	$19,705	$(36,891)	$36,265	$(25,061)

Net unrealized gains on investment securities available for sale:
Change in net unrealized gains	19,184	11,848	22,292	28,752
Net unrealized (losses) gains reclassified into net income	(33)	99	38	(5,110)
Net unrealized gains on investment securities available for sale	19,151	11,947	22,330	23,642

Net unrealized (losses) gains on long-term investments accounted for under the equity method:
Change in net unrealized (losses) gains	(4,694)	1,754	3,920	1,170
Net unrealized (losses) gains reclassified into net income	—	—	—	—
Net unrealized (losses) gains on long-term investments accounted for under the equity method	(4,694)	1,754	3,920	1,170

Net change in forward contracts	16	16	48	47

Net change in pension-related amounts	147	350	442	1,052

Other comprehensive income	14,620	14,067	26,740	25,911

Income tax effect on:
Change in net unrealized gains on investment securities	(7,438)	(4,810)	(9,218)	(11,673)
Net unrealized (losses) gains reclassified into net income on investment securities	13	(41)	(16)	2,074
Change in unrealized (losses) gains on long-term investments	1,933	(712)	(1,621)	(475)
Net unrealized (losses) gains reclassified into net income on long-term investments accounted for under the equity method	—	—	—	—
Forward contracts	(8)	(7)	(20)	(19)
Pension-related amounts	(105)	(142)	(31)	(427)
Income tax provision on other comprehensive income	(5,605)	(5,712)	(10,906)	(10,520)

Other comprehensive income, net of tax	9,015	8,355	15,834	15,391

Comprehensive income (loss)	28,720	(28,536)	52,099	(9,670)

Comprehensive income attributed to non-controlling interest	(4,826)	—	(10,881)	—
Comprehensive income (loss) attributed to Vector Group Ltd.	$23,894	$(28,536)	$41,218	$(9,670)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Stock	Interest	Total
Balance, January 1, 2014	97,482,998	$9,748	$—	$(114,787)	$22,860	$(12,857)	$73,427	$(21,609)
Net income	—	—	—	25,384	—	—	10,881	36,265
Change in net loss and prior service cost, net of income taxes	—	—	—	—	411	—	—	411
Forward contract adjustments, net of income taxes	—	—	—	—	28	—	—	28
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	2,299	—	—	2,299
Change in net unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	13,074	—	—	13,074
Net unrealized loss on investment securities available for sale reclassified into net income, net of income taxes	—	—	—	—	22	—	—	22
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	—	13,096
Total other comprehensive income	—	—	—	—	—	—	—	15,834
Total comprehensive income	—	—	—	—	—	—	—	52,099
Distributions and dividends on common stock	—	—	(84,524)	(36,816)	—	—	—	(121,340)
Restricted stock grant	1,000,000	100	—	—	—	—	—	100
Effect of stock dividend	5,195,856	520	—	(520)	—	—	—	—
Note conversions, inclusive of taxes $1,006	5,107,050	510	62,639	—	—	—	—	63,149
Beneficial conversion feature of notes payable, net of income taxes of $10,327	—	—	14,648	—	—	—	—	14,648
Exercise of stock options	339,683	34	4,273	—	—	—	—	4,307
Tax benefit of options exercised	—	—	937	—	—	—	—	937
Stock-based compensation	—	—	2,027	—	—	—	—	2,027
Contributions made by non-controlling interest	—	—	—	—	—	—	2,676	2,676
Distributions to non-controlling interest	—	—	—	—	—	—	(4,861)	(4,861)
Balance as of September 30, 2014	109,125,587	$10,912	$—	$(126,739)	$38,694	$(12,857)	$82,123	$(7,867)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Net cash provided by operating activities	$100,044	$55,244
Cash flows from investing activities:
Sale of investment securities	174,253	82,649
Purchase of investment securities	(312,919)	(129,483)
Proceeds from sale or liquidation of long-term investments	549	75
Purchase of long-term investments	(12,000)	(5,000)
Investments in real estate ventures	(29,378)	(45,977)
Investments in consolidated real estate businesses	—	(7,697)
Distributions from real estate ventures	5,540	2,463
Increase in cash surrender value of life insurance policies	(435)	(470)
Increase in restricted assets	(1,108)	(553)
Issuance of notes receivable	(250)	—
Proceeds from sale of fixed assets	4	11
Capital expenditures	(20,746)	(8,686)
Repayments of notes receivable	933	9,460
Purchase of subsidiaries	(250)	—
Net cash used in investing activities	(195,807)	(103,208)
Cash flows from financing activities:
Proceeds from debt issuance	413,918	454,200
Financing costs	(12,360)	(11,750)
Repayments of debt	(10,305)	(420,710)
Borrowings under revolver	645,894	723,578
Repayments on revolver	(673,866)	(736,007)
Dividends and distributions on common stock	(122,051)	(107,302)
Distributions to non-controlling interest	(4,861)	—
Proceeds from exercise of Vector options	4,407	528
Tax benefit of options exercised	937	33
Net cash provided by (used in) financing activities	241,713	(97,430)
Net increase (decrease) in cash and cash equivalents	145,950	(145,394)
Cash and cash equivalents, beginning of period	234,466	405,855
Cash and cash equivalents, end of period	$380,416	$260,461

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

Liggett and Vector Tobacco are engaged in the manufacture and sale of cigarettes in the United States. Zoom is engaged in the sale of electronic cigarettes in the United States. New Valley is engaged in the real estate business.

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

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
Revenues	$271,516	$(271,516)	$—	$761,038	$(761,038)	$—
Tobacco revenues	—	271,516	271,516	—	761,038	761,038
Real estate revenues	—	6,425	6,425	—	19,298	19,298
Total revenue	271,516	6,425	277,941	761,038	19,298	780,336

Cost of Sales	194,991	(194,991)	—	548,377	(548,377)	—
Tobacco cost of sales	—	194,991	194,991	—	548,377	548,377
Real estate cost of sales	—	5,844	5,844	—	16,080	16,080
Total cost of sales	194,991	5,844	200,835	548,377	16,080	564,457

Operating, selling, administrative and general expenses	$25,897	$581	$26,478	$74,697	$3,218	$77,915

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

During the second quarter of 2014, Douglas Elliman accounts payable as of December 31, 2013, was reduced by $16,434, while current liabilities were increased by $16,434. Thus, prior period information has been recast to conform to the current presentation. This change did not have an impact to the Company's historical consolidated results.

As a result of the amount of operating losses of Zoom as of September 30, 2014 when compared to the remaining components of Corporate and Other segment, the Company has reevaluated its operating segments and has separated Zoom’s operations from the Corporate and Other segment for previously reported 2014 periods and from the Tobacco segment for the previously reported 2013 periods. Thus, prior period information has been recast to conform to the current presentation. This change did not have an impact to the Company's historical consolidated results.

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

Information concerning the Company's common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 26, 2014. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividends.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net income (loss) for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) attributed to Vector Group Ltd.	$14,879	$(36,891)	$25,384	$(25,061)
Expense attributed to participating securities	(423)	—	(739)	—
Net income (loss) attributed to Vector Group Ltd. available to common stockholders	$14,456	$(36,891)	$24,645	$(25,061)

Basic and diluted EPS were calculated using the following shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted-average shares for basic EPS	103,213,667	95,775,444	101,395,081	95,741,318
Plus incremental shares related to stock options and non-vested restricted stock	114,623	—	113,070	—
Weighted-average shares for basic and fully diluted EPS	103,328,290	95,775,444	101,508,151	95,741,318

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and nine months ended September 30, 2014 and 2013 but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Number of stock options	N/A	524,887	N/A	524,887
Weighted-average exercise price	N/A	$11.88	N/A	$11.88
Weighted-average shares of non-vested restricted stock	N/A	55,125	N/A	55,125
Weighted-average expense per share	N/A	$15.52	N/A	$15.52
Weighted-average number of shares issuable upon conversion of debt	32,599,702	29,726,047	31,257,300	29,726,047
Weighted-average conversion price	$18.36	$14.50	$17.30	$14.50

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(e)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company's debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of the Company's stock price.  At September 30, 2014, the range of estimated fair market values of the Company's embedded derivatives was between $181,403 and $185,583.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the range at $183,470 as of September 30, 2014. At December 31, 2013, the range of estimated fair market values of the Company's embedded derivatives was between $110,758 and $113,392.  The Company recorded the fair market value of its embedded derivatives at the midpoint of the range at $112,062 as of December 31, 2013.  The estimated fair market value of the Company's embedded derivatives could change significantly based on future market conditions. (See Note 6.)

(f)	Other Income, Net:

Other income, net consists of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Gain on warrants	$991	$135	$868	$172
Interest income	1,476	2,647	3,665	4,123
Accretion of interest income from debt discount on notes receivable	11	81	87	704
Out-of-period adjustment	—	—	1,231	—
Acceleration of closing fee related to termination of Douglas Elliman joint venture	—	—	2,335	—
Gain on long-term investment	—	—	—	142
Other (expense) income	(12)	8	(19)	10
Other income, net	$2,466	$2,871	$8,167	$5,151

The out-of-period adjustment, recording for the period ending March 31, 2014, related to a non-accrual of a receivable from Douglas Elliman in the fourth quarter of 2013 and would have increased the Company’s gain on acquisition of Douglas Elliman in 2013. The Company assessed the materiality of this error on all previously issued financial statements and concluded that the error was immaterial to all previously issued financial statements. The impact of correcting this error in the current year is not expected to be material to the Company’s 2014 consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(g)	Goodwill, Trademarks and Other Intangible Assets:

The components of "Goodwill, trademarks and other intangible assets, net" were as follows:

	September 30, 2014	December 31, 2013
Intangible assets, net	$7,649	$11,919
Goodwill	72,976	71,681
Trademarks	80,005	80,000
Intangible asset associated with benefit under the Master Settlement Agreement	107,511	107,511
	$268,141	$271,111

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

(h)	Restricted Stock Grant

On July 23, 2014, the Company granted its President and Chief Executive Officer an award of 1,050,000 shares of its Common Stock subject to service and performance-based vesting. The Award Shares will be issued pursuant to the terms of an agreement that provides that both a performance requirement and a continued employment requirement must be met over a seven-year performance period to earn vested rights with respect to the Award Shares. The maximum potential amount of the Award Shares reflects recognition of the CEO's contributions as CEO since January 1, 2006 and the value of his management and real estate expertise to the Company.

(i)	New Accounting Pronouncements:

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance to United States Generally Accepted Accounting Principles ("U.S. GAAP") about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those reporting periods. Earlier adoption is permitted. This ASU is not anticipated to have a material impact on the Company's consolidated financial statements and notes to the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is the result of a convergence project between the FASB and the International Accounting Standards Board. The core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction prices to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The guidance in the ASU supersedes existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2016 with early application not permitted. The ASU allows two methods of adoption; a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied as a cumulative

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting the new standard but does not anticipate it will have a material impact on the Company's consolidated financial statements or notes to the consolidated financial statements.

In April 2014, the Financial Accounting Standards Board issued final guidance to change the criteria for reporting discontinued operations while enhancing disclosures in this area (ASU No. 2014-08). Under the new guidance, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for annual financial statements with fiscal years beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company will adopt the guidance effective January 1, 2015 and the guidance is not anticipated to have a material impact on the Company's consolidated financial statements and notes to the consolidated financial statements.

In March 2014, the Emerging Issues Task Force (the “Task Force”) reached a final consensus to amend the accounting guidance for stock compensation tied to performance targets (Issue No. 13-D). The objective of this guidance is to clarify the accounting treatment of certain types of performance conditions in stock-based compensation awards, more specifically, when performance targets can be achieved after the requisite service period. The Task Force concluded that performance criteria subsequent to a service period vesting requirement should be treated as vesting conditions, and as a result, this type of performance condition may delay expense recognition until achievement of the performance target is probable. Issue No. 13-D will be effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of adopting the new standard but does not anticipate it will have a material impact on the Company's consolidated financial statements or notes to the consolidated financial statements.

2.	INVENTORIES

Inventories consist of:

	September 30, 2014	December 31, 2013
Leaf tobacco	$55,769	$49,140
Other raw materials	3,402	3,161
Work-in-process	606	353
Finished goods	63,628	67,201
E-Cigarettes	7,963	839
Inventories at current cost	131,368	120,694
LIFO adjustments	(30,494)	(27,198)
	$100,874	$93,496

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At September 30, 2014, Liggett had tobacco purchase commitments of approximately $11,948 and E-Cigarettes purchase commitments of $389. The Company has a single source supply agreement for fire safe cigarette paper through 2015.

All of the Company's inventories at September 30, 2014 and December 31, 2013 have been reported under the LIFO method.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at September 30, 2014 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$56,098	$88,913	$(1,047)	$143,964
Mutual funds invested in fixed income securities	60,637	—	(586)	60,051
Marketable debt securities	129,432	1,616	(1,180)	129,868
Total investment securities available for sale	$246,167	$90,529	$(2,813)	$333,883

The components of investment securities available for sale at December 31, 2013 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$53,586	$65,851	$(963)	$118,474
Marketable debt securities	53,063	1,497	(500)	54,060
Total investment securities available for sale	$106,649	$67,348	$(1,463)	$172,534

The table below summarizes the maturity dates of marketable debt securities at September 30, 2014.

Investment Type:	Market Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$44,220	$—	$44,220	$—
Corporate securities	50,913	3,480	40,031	7,402
U.S. mortgage backed securities	297	—	297	—
Commercial mortgage-backed securities	15,561	2,261	13,300	—
U.S. asset backed securities	14,671	3,980	10,691	—
Government agencies	2,900	731	2,169	—
Index-linked U.S. bonds	1,306	—	1,306	—
Total marketable debt securities by maturity dates	$129,868	$10,452	$112,014	$7,402

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.	LONG-TERM INVESTMENTS

Long-term investments accounted for at cost:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$31,541	$36,735	$20,041	$24,095
Real estate partnership	698	1,102	747	1,067
Investments accounted for at cost	$32,239	$37,837	$20,788	$25,162

The Company contributed an additional $12,000 to Investment Partnerships during the nine months ended September 30, 2014.

Long-term investment partnership accounted for under the equity method:

	September 30, 2014	December 31, 2013
Investment partnership	$13,977	$8,595

The Company recorded equity income of $829 and an equity loss of $53 for the three months ended September 30, 2014 and 2013, respectively, related to the limited partnership. The Company recorded equity income of $1,462 and $770 for the nine months ended September 30, 2014 and 2013, respectively, related to the limited partnership.

The carrying value of the investment was approximately $13,977 and $8,595 as of September 30, 2014 and December 31, 2013, respectively, which approximated the investment's fair value.

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
The transaction was accounted for as an acquisition of a business in the fourth quarter of 2013. The preliminary fair values of the assets acquired, liabilities assumed and the non-controlling interest recorded for Douglas Elliman as of December 13, 2013 were adjusted during the first quarter of 2014. Goodwill and current liabilities were reduced by $454 and $105, respectively, while intangible assets related to favorable lease agreements were increased by $559. The amounts are preliminary as management is still evaluating the valuations of certain assets acquired in the acquisition. These adjustments have been reflected in the Company's condensed consolidated balance sheet as of December 31, 2013 and September 30, 2014.
Equity Method of Accounting. Prior to December 13, 2013, New Valley accounted for its 50% interest in Douglas Elliman under the equity method of accounting. New Valley recorded income associated with Douglas Elliman of $9,075 and $16,513 for the three and nine months ended September 30, 2013, respectively, which included management fees earned by New Valley from Douglas Elliman.
Summarized income statement information for Douglas Elliman for the three and nine months ended September 30, 2013, is presented below.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Revenues	$127,537	$315,721
Costs and expenses	109,178	282,885
Depreciation expense	986	2,944
Amortization expense	56	167
Other income	(109)	(512)
Interest income, net	(14)	(22)
Income tax expense	442	684
Net income	$16,998	$29,575

New Valley received cash distributions from Douglas Elliman of $2,961 for the nine months ended September 30, 2013.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Investments in real estate ventures.  New Valley also holds equity investments in various real estate projects domestically and internationally. The components of “Investments in real estate ventures” were as follows:

	September 30, 2014	December 31, 2013

Milanosesto Holdings (f/k/a Sesto Holdings)	$5,037	$5,037
Land Development	5,037	5,037

10 Madison Square Park West (f/k/a 1107 Broadway)	6,384	6,579
The Whitman	526	1,165
The Marquand	12,000	7,000
11 Beach Street	12,328	11,160
20 Times Square (f/k/a 701 Seventh Avenue)	12,481	11,148
101 Murray Street	25,269	19,256
160 Leroy Street	1,353	1,150
PUBLIC Chrystie House (f/k/a Chrystie Street)	3,180	2,048
25-19 43rd Avenue	733	—
Queens Plaza (f/k/a 23-10 Queens Plaza South)	12,590	8,058
8701 Collins Avenue	4,634	3,794
125 Greenwich Street	9,308	—
Condominium and Mixed Use Development	100,786	71,358

Maryland Portfolio	3,348	3,498
ST Portfolio	15,508	15,984
Apartment Buildings	18,856	19,482

Park Lane Hotel	18,097	19,514
Hotel Taiwana	6,850	7,428
Coral Beach and Tennis Club	2,708	2,964
Hotels	27,655	29,906

Other	1,947	2,419

Investments in real estate ventures	$154,281	$128,202

Condominium and Mixed Use Development:
Condominium and mixed use developments investments range in ownership percentage from 5% to 49.5%. New Valley recorded equity income of $5,090 and $7,389 during the three and nine months ended September 30, 2014, respectively. The Company recorded $5,000 of income from real estate ventures for the three and nine months ended September 30, 2014 in connection with its proportionate share of the Marquand’s income from the sale of approximately 40% of its units during the quarter. In addition, during the nine months ended September 30, 2014, the Company recorded $2,254 of income in connection with its proportionate share of the sale of a commercial unit at 10 Madison Square Park West (f/k/a 1107 Broadway). New Valley recorded equity income of $526 and $656 for the three and nine months ended September 30, 2013. During the nine months ended September 30, 2014, New Valley made capital contributions totaling $27,154, primarily related to 101 Murray Street, 23-10

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Queens Plaza South and a new investment, 125 Greenwich Street. New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners. New Valley's investment percentage did not change. During the nine months ended September 30, 2014, New Valley and received distributions of $7,791. During the nine months ended September 30, 2013, New Valley made capital contributions totaling $23,984 primarily related to its investment in 101 Murray Street, and received distributions of $2,593. New Valley's maximum exposure to loss as a result of its investments in condominium and mixed use developments was $100,786 at September 30, 2014.

Apartment Buildings:
Apartment buildings investments range in ownership percentage from 7.5% to 16.4%. New Valley recorded net equity losses of $87 and $111 for the three months ended September 30, 2014 and 2013, respectively, related to the apartment portfolios. New Valley recorded equity losses of $251 and $394 for nine months ended September 30, 2014 and 2013, respectively, primarily related to an apartment portfolio. New Valley received distributions of $375 and $250 during the nine months ended September 30, 2014 and 2013, respectively, related to an apartment portfolio. New Valley's maximum exposure to loss as a result of its investment in apartment buildings was $18,856 at September 30, 2014.

Hotels:
Hotel investments range in ownership percentage from 5% to 49%. During the three and nine months ended September 30, 2014, New Valley recorded net equity losses of $2,053 and $4,224. New Valley made capital contributions totaling $1,973 for the nine months ended September 30, 2014, primarily related to Park Lane Hotel. New Valley made capital contributions totaling $21,992 for the nine months ended September 30, 2013, primarily related to the initial investment in Park Lane Hotel. New Valley's maximum exposure to loss as a result of its investments in hotels was $27,655 at September 30, 2014.

Other:
Other investments in real estate ventures relate to an investment in a mortgage company and an insurance company partially owned by Douglas Elliman.

Real Estate Held for Sale:
The components of “Real estate held for sale, net” were as follows:

	September 30, 2014	December 31, 2013
Escena, net	$10,643	$10,625
Indian Creek	—	10,286
Real estate held for sale, net	$10,643	$20,911

Escena.  In October 2013, the Company sold 200 of the 867 residential lots. The remaining project consists of 667 residential lots, consisting of both single family and multi-family lots, an 18-hole golf course, clubhouse restaurant and golf shop, and a seven-acre site approved for a 450-room hotel.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The assets of "Escena, net" are as follows:

	September 30, 2014	December 31, 2013
Land and land improvements	$8,930	$8,930
Building and building improvements	1,832	1,530
Other	1,577	1,577
	12,339	12,037
Less accumulated depreciation	(1,696)	(1,412)
	$10,643	$10,625

The Company recorded an operating loss of $804 and $845 for the three months ended September 30, 2014 and 2013, respectively, from Escena. The Company recorded an operating loss of $571 and $769 for the nine months ended September 30, 2014 and 2013, respectively, from Escena.

Investment in Indian Creek. In March 2013, New Valley invested $7,616 for an 80% interest in Timbo LLC ("Indian Creek") which owns a residential real estate project located on Indian Creek, Florida. As a result of the 80% ownership interest, the consolidated financial statements of the Company included the balances of Indian Creek.

In May 2014, the Indian Creek property was sold for $14,400 and New Valley received a distribution of approximately $7,100. New Valley recognized income of approximately $2,400 from the sale for the nine months ended September 30, 2014.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	September 30, 2014	December 31, 2013
Vector:
7.75% Senior Secured Notes due 2021, including premium of $9,577 and $0	$609,577	$450,000
6.75% Variable Interest Senior Convertible Note due 2014, net of unamortized discount of $1,733 and $19,311*	23,267	30,689
6.75% Variable Interest Senior Convertible Exchange Notes due 2014, net of unamortized discount of $2,713 and $25,944*	64,902	81,586
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $149,342 and $155,817*	80,658	74,183
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $101,667 and $0*	157,083	—
Liggett:
Revolving credit facility	2,452	30,424
Term loan under credit facility	3,663	3,884
Equipment loans	16,128	17,252
Other	535	4,325
Total notes payable, long-term debt and other obligations	958,265	692,343
Less:
Current maturities	(101,158)	(151,577)
Amount due after one year	$857,107	$540,766
______________________
* The fair value of the derivatives embedded within the 6.75% Variable Interest Senior Convertible Note ($885 at September 30, 2014 and $6,607 at December 31, 2013, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($2,110 at September 30, 2014 and $12,521 at December 31, 2013, respectively), the 5.50% Variable Interest Senior Convertible Debentures ($86,228 at September 30, 2014 and $0 at December 31, 2013, respectively), and the 7.50% Variable Interest Senior Convertible Notes ($94,247 at September 30, 2014 and $92,934 at December 31, 2013, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

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
In August 2014, the Company completed an offer to exchange the 7.75% senior secured notes issued in April 2014 for an equal amount of newly issued 7.75% senior secured notes due 2021. The new 7.75% senior secured notes have substantially the same terms as the original notes, except that the new 7.75% senior secured notes have been registered under the Securities Act.

6.75% Variable Interest Senior Convertible Note due 2014 - Vector:
On March 14, 2014, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted $25,000 principal balance of the $50,000 Note into 2,121,479 of the Company's common shares. The Company recorded non-cash accelerated interest expense related to the converted debt of $3,679 for the nine months ended September 30, 2014. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $25,000. The outstanding principal balance due November 15, 2014 is $25,000.

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
In August, 2014, holders of the 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 converted $32,415 principal balance of the $107,530 Notes into 2,424,584 of the Company's common shares. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $32,415. The outstanding principal balance due November 15, 2014 is $67,615.
The Company recorded non-cash accelerated interest expense related to the converted debt of $994 and $1,433 for the three and nine months ended September 30, 2014.

5.5% Variable Interest Senior Convertible Notes due 2020 - Vector:
On March 24, 2014, the Company completed the sale of $258,750 of its 5.5% Variable Interest Convertible Senior Notes due 2020 (the "2020 Convertible Notes"). The 2020 Convertible Notes are the Company's senior unsecured obligations and are effectively subordinated to any of its secured indebtedness to the extent of the assets securing such indebtedness. The 2020 Convertible Notes are also structurally subordinated to all liabilities and commitments of the Company's subsidiaries.
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
The 2020 Convertible Notes pay interest (“Total Interest”) on a quarterly basis beginning April 15, 2014 at a rate of 1.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date after April 15, 2014 shall be the higher of (i) the Total Interest and (ii) 5.5% per annum with the interest payment on April 15, 2014 being based on 5.5% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price at September 30, 2014 was $25.87 per share (approximately 38.6563 shares of common stock per $1,000 principal amount of the note), and is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on April 15, 2020. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Revolving Credit Facility and Term Loan Under Credit Facility - Liggett:

As of September 30, 2014, a total of $6,115 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the facility was approximately $43,885 based on eligible collateral at September 30, 2014.

Shares of Common Stock per $1,000 Principal Amount due on Convertible Notes:

The conversion rates for all convertible debt outstanding as of September 30, 2014 are summarized below:

	September 30, 2014
	Conversion Price	Shares per $1,000

6.75% Variable Interest Senior Convertible Note due 2014	$11.22	89.1021
6.75% Variable Interest Senior Convertible Exchange Notes due 2014	$12.73	78.5381
7.5% Variable Interest Senior Convertible Notes due 2019	$16.78	59.5946
5.5% Variable Interest Senior Convertible Debentures due 2020	$25.87	38.6563

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Non-Cash Interest Expense - Vector:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Amortization of debt discount	$14,277	$9,620	$41,180	$25,432
Amortization of deferred finance costs	1,147	549	2,910	1,593
Loss on extinguishment of 11% Senior Secured Notes	—	—	—	3,638
Accelerated interest expense on 6.75% Variable Interest Senior Convertible Note converted	—	—	3,679	—
Accelerated interest expense on 6.75% Variable Interest Senior Convertible Exchange Notes converted	994	—	1,433	—
	$16,418	$10,169	$49,202	$30,663

Fair Value of Notes Payable and Long-Term Debt:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable and long-term debt	$958,265	$1,445,085	$692,343	$1,006,562

Notes payable and long-term debt are carried on the condensed consolidated balance sheet at amortized cost. The fair value determination disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 9 if such liabilities were recorded on the condensed consolidated balance sheet at fair value. The estimated fair value of the Company's notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company's credit risk as described in the Company's Form 10-K. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein are not necessarily indicative of the amount that could be realized in a current market exchange.

7. CONTINGENCIES

Tobacco-Related Litigation:

Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling ("Engle progeny cases"); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). With the commencement of new cases, the defense costs and the risks relating to the unpredictability of litigation increase. The future financial impact of the risks and expenses of litigation are not quantifiable. For the nine months ended September 30, 2014 and 2013, Liggett incurred tobacco product liability legal expenses and other litigation costs totaling $7,282 and $7,334, respectively. The 2013 costs exclude a charge of $86,213 associated with the Engle progeny settlement discussed below.

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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals, Liggett has secured approximately $5,093 in bonds as of September 30, 2014.
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
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in this Note 7: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.
Cautionary Statement About Engle Progeny Cases. Judgments have been entered against Liggett and other industry defendants in Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. As of October 27, 2014, 19 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts. Thirteen verdicts were returned in favor of the plaintiffs and six in favor of Liggett. Excluding the Lukacs case, which was tried in 2002, seven years before the trials of Engle progeny cases commenced, the compensatory verdicts against Liggett have ranged from $1 to $3,600. In certain cases, the judgments entered have been joint and several with other defendants. In three of the cases, punitive damages were awarded against Liggett. Except as discussed in this Note 7 regarding the cases where an adverse verdict was entered against Liggett and that remain on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members' claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett's past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. Liggett may, however, enter into settlement discussions in particular cases if it believes it is in its best interest to do so, including the remaining Engle progeny cases. As of September 30, 2014, Liggett (and in certain cases the Company) had, on an individual basis, settled 144 Engle progeny cases for approximately $1,170 in the aggregate. There were no settlements in the third quarter of 2014. In addition, in October 2013, Liggett announced a settlement of the claims of over 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement below).

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Individual Actions
As of September 30, 2014, there were 48 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include Engle progeny cases or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions, by state, that are pending against Liggett or the Company as of September 30, 2014:

State	Number of Cases
Florida	30
New York	8
Maryland	4
Louisiana	2
West Virginia	2
Missouri	1
Ohio	1
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
Engle Progeny Settlement. On October 23, 2013, the Company entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with approximately $61,600 paid in a lump sum and the balance to be paid in installments over 14 years. In exchange, the claims of over 4,900 plaintiffs were dismissed with prejudice against the Company and Liggett. In 2013 the Company recorded a charge of $86,213 in connection with the settlement. Of this amount, $25,213 is related to certain payments discounted to their present value because the timing and amounts of such payments are fixed and determinable. The present value of the installment payments was computed using an 11% annual discount rate. The installment payments total approximately $48,000 on an undiscounted basis. The Company’s future payments will be approximately $3,500 per annum through 2028, with a cost of living increase beginning in 2021.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of October 27, 2014, the following Engle progeny cases have resulted in judgments against Liggett:

Date	Case Name	County	Liggett Compensatory Damages	Liggett Punitive Damages	Status
June 2002	Lukacs v. R.J. Reynolds	Miami-Dade	$12,418	None	Liggett satisfied the judgment and the case is concluded.
August 2009	Campbell v. R.J. Reynolds	Escambia	$156	None	Liggett satisfied the judgment and the case is concluded.
March 2010	Douglas v. R.J. Reynolds	Hillsborough	$1,350	None	Liggett satisfied the judgment and the case is concluded.
April 2010	Clay v. R.J. Reynolds	Escambia	$349	$1,000	Liggett satisfied the judgment and the case is concluded.
April 2010	Putney v. R.J. Reynolds	Broward	$3,008	None
On June 12, 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings. Plaintiff filed a motion for rehearing which was denied. Both sides sought discretionary review from the Florida Supreme Court. The appeal is stayed pending the outcome of the Hess appeal.

April 2011	Tullo v. R.J. Reynolds	Palm Beach	$225	None
Affirmed by the Fourth District Court of Appeal. Discretionary review from the Florida Supreme Court was denied. Liggett satisfied the judgment and the case is concluded, other than an issue with respect to the calculation of interest on the judgment and the amount of costs owed by Liggett.

January 2012	Ward v. R.J. Reynolds	Escambia	$1	None	Liggett satisfied the merits judgment and other than an issue regarding attorneys' fees, the case is concluded.
May 2012	Calloway v. R.J. Reynolds	Broward	$1,947	$7,600	A joint and several judgment for $16,100 was entered against R.J. Reynolds, Philip Morris, Lorillard and Liggett. On appeal to the Fourth District Court of Appeal.
December 2012	Buchanan v. R.J. Reynolds	Leon	$2,035	None
A joint and several judgment for $5,500 was entered against Liggett and Philip Morris. Affirmed by the First District Court of Appeal, but, the court certified an issue of conflict with another case. The defendants sought discretionary review by the Florida Supreme Court. The appeal is stayed pending the outcome of Hess.

May 2013	Cohen v. R.J. Reynolds	Palm Beach	$205	None	Defendants' motion seeking a new trial was granted by the trial court. Plaintiff appealed to the Fourth District Court of Appeal.
August 2013	Rizzuto v. R.J. Reynolds	Hernando	$3,479	None	Liggett settled its portion of the judgment for $1,500 and the case is concluded.
August 2014	Irimi v. R.J. Reynolds	Broward	$31	None	The verdict has not been reduced to a judgment. Post trial motions are pending.
October 2014	Lambert v. R.J. Reynolds	Pinellas	$3,600	$9,500	The verdict has not been reduced to a judgment. Post trial motions are pending.
Total Damages Awarded:			$28,804	$18,100
Amounts paid or compromised:			$(17,978)	$(1,000)
Damages remaining on Appeal:			$10,826	$17,100

Through September 30, 2014, Liggett has paid $20,040, including interest and legal fees, to satisfy the judgments in six Engle progeny cases (Lukacs, Campbell, Douglas, Clay, Ward and Rizzuto). The Tullo judgment was satisfied on October 22, 2014. Liggett paid $272, including interest.
The Company's potential range of loss in the Putney, Calloway, Buchanan, Cohen, Irimi and Lambert cases is between $0 and $27,926 in the aggregate, plus accrued interest and legal fees. In determining the range of loss, the Company considers potential settlements as well as future appellate relief. Except as disclosed elsewhere in this Note 7, the Company is unable to determine a range of loss related to the remaining Engle progeny cases. Other than $272 accrued for Tullo, no amounts have been expensed or accrued in the accompanying condensed consolidated financial statements for the cases described above. However, as cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
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
In March 2012, in Douglas, the Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants' federal due process rights. In March 2013, the Florida Supreme Court affirmed the use of Engle jury findings and determined that there is no violation of the defendants' due process rights. This was the first time the Florida Supreme Court addressed the merits of an Engle progeny case. In October 2013, the United States Supreme Court declined to review the decision and Liggett satisfied the judgment. Recently, the United States Supreme Court declined to review the decisions in several other Engle progeny cases.

In Hess, a case pending in Broward County, the jury returned a verdict finding that decedent relied to his detriment on an omission by the defendant before May 5, 1982 (twelve years prior to the filing of the Engle Complaint).  Defendant moved for judgment as a matter of law on plaintiff’s fraudulent concealment claim on the basis that the claim was barred by Florida’s statute of repose.  The trial court denied the motion and was reversed by the Fourth District Court of Appeal, which held that any fraud committed before May 5, 1982 is barred.  This decision conflicts with decisions from other district courts of appeal and is before the Florida Supreme Court pursuant to its conflict jurisdiction.  Oral argument occurred on April 30, 2014. A decision is pending.
Liggett Only Cases.  There are currently five cases pending where Liggett is the only remaining defendant. These cases consist of three Individual Actions and two Engle progeny cases. In one of the Individual Actions, Hausrath (NY state court), plaintiff moved to restore the case to the active docket calendar after it was removed by the court. The motion was granted and Liggett appealed. There has been no recent activity in the other two Individual Actions. Trial in Lambert, an Engle progeny case, concluded on September 30, 2014 and resulted in a jury verdict against Liggett for $13,100. Post trial motions are pending. The other Engle progeny case is not currently set for trial. Cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases.

Class Actions

As of September 30, 2014, there were four actions pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.

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
In November 1997, in Young v. American Tobacco Co., a purported personal injury class action was commenced on behalf of plaintiff and all similarly situated residents in Louisiana who, though not themselves cigarette smokers, allege they were exposed to secondhand smoke from cigarettes that were manufactured by the defendants, including Liggett, and suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. No class certification hearing has been held.   In June 2013, plaintiffs’ counsel moved for an indefinite stay of the case.  The defendants did not oppose the stay and it was entered by the court.
In February 1998, in Parsons v. AC & S Inc., a class was commenced on behalf of all West Virginia residents who allegedly have personal injury claims arising from exposure to cigarette smoke and asbestos fibers. The complaint seeks to recover $1,000 in compensatory and punitive damages individually and unspecified compensatory and punitive damages for the class. The case is stayed due to the December 2000 bankruptcy of three of the defendants.
In February 2000, in Smith v. Philip Morris, a case pending in Kansas, a class was commenced against cigarette manufacturers alleging they conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs seek to recover an unspecified amount in actual and punitive damages. Class certification was granted in November 2001. In January 2012, the trial court heard oral argument on defendants' motions for summary judgment and in March 2012, the court granted the motions and dismissed plaintiffs' claims with prejudice. In July 2014, the court of appeals affirmed the lower court's decision. On August 18, 2014, plaintiffs submitted a petition for review to the Kansas Supreme Court. A decision is pending.
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action. After two mistrials, on May 15, 2013, the jury rejected all but one of the plaintiffs' claims, finding for the plaintiffs on the claim that ventilated filter cigarettes, sold between 1964 and 1969, should have included instructions on how to use them. The issue of damages was reserved for further proceedings that have not yet been scheduled. Final judgment as to liability was issued in October 2013, after which the plaintiffs filed a notice of appeal to the West Virginia Supreme Court of Appeals. The defendants did not appeal the verdict in favor of the plaintiffs on the "failure to instruct" claim which impacted less than 30 plaintiffs. If the case were to proceed against Liggett, it is estimated that Liggett could be a defendant in approximately 100 of the individual cases.
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
Health Care Cost Recovery Actions
As of September 30, 2014, there was one remaining Health Care Cost Recovery Action pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.

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
Upcoming Trials
As of September 30, 2014, there were 16 Engle progeny cases scheduled for trial through September 30, 2015, where Liggett (and in many cases, the Company) is a named defendant. Trial dates are, however, subject to change.

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
For 2003 - 2013, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett (and in many cases Vector Tobacco) paid subject to dispute, withheld payment or paid into a disputed payment account the amounts associated with these NPM Adjustments.
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
In December 2012, the Participating Manufacturers entered into a “term sheet” with 20 Settling States setting out terms for settlement of the NPM Adjustment for 2003 - 2012 and addressing the NPM Adjustment with respect to those states for future years. Certain of the non-settling states objected to the settlement. In March 2013, the arbitration panel entered a Stipulated Partial Settlement and Award which, among other things, overruled the objections of the non-settling states and directed the independent auditor to implement certain terms of the term sheet effective with the 2013 MSA payments. In May 2013, two additional states joined the settlement. In June 2014, two additional states joined the settlement. Several non-settling states are attempting to vacate the settlement award by filing state court actions. In Idaho, a trial court denied that state's motion to vacate, and the state noticed an appeal of that denial. In Colorado, a trial court also denied that state’s motion to vacate; Colorado has not filed an appeal, and the time period for appeal has passed. Although certain terms of the settlement were implemented by the independent auditor on April 15, 2013, no assurance can be given as to the ultimate outcome of the non-settling states' challenges.
As a result of the settlement, in the first nine months of 2013 Liggett recognized income of $6,947. Finally, Liggett received credits of $1,733 in April 2014 from these settling states related to the 2013 NPM Adjustment. The remaining NPM Adjustment accrual of $25,809 at September 30, 2014 relates to the disputed amounts Liggett withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett loses the disputes for those years. Approximately $24,400 currently remains in the disputed payments accounts relating to the 2011, 2012 and 2013 NPM Adjustment dispute with the non-settling states.
In September 2013, the panel issued its decisions with respect to the 15 states that did not enter into the Stipulated Partial Settlement and Award, finding that six states did not diligently enforce their MSA escrow statutes in 2003. As a result of this ruling Liggett recognized income of $5,987 including interest, in the third quarter of 2013. All six of the states that were found to be non-diligent filed motions in state court seeking to vacate or reduce the amount of the arbitration award. A trial court in one of those states, Pennsylvania, rejected the state's motion to vacate the award but granted its motion to reduce the award. As a result, in April 2014, Liggett received a credit in the amount of $6,441 for the 2003 NPM Adjustment (as calculated by the independent auditor). It subsequently reimbursed the six states 20% of that credit, pursuant to the agreement discussed above, bringing its net recovery to $5,152, which is approximately $1,315 lower than the amount Liggett believes it’s entitled to. Subsequent to the April 15, 2014 MSA payment date, a state court in Missouri ruled similarly to the ruling in Pennsylvania. As such, Liggett's 2003 NPM credit adjustment could be reduced by an additional $521. In June 2014, Kentucky and Indiana agreed to settle the dispute. As a result, Liggett recognized income of approximately $1,400 in the second quarter of 2014. The Participating Manufacturers, including Liggett, appealed the Pennsylvania and Missouri decisions. If Liggett is unsuccessful

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

in its appeals or if other states are successful with respect to any such motions, the amount of the 2003 NPM Adjustment and any interest or earnings to which Liggett is entitled could be lower than the amounts described above and Liggett would be obligated to pay the difference.

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
In December 2012, the parties arbitrated the dispute before a panel of three arbitrators. In February 2013, the arbitrators ruled that the limitations provisions of the MSA precluded the independent auditor from recalculating Liggett's grandfathered market share ("GFMS") exemption or Liggett's payment obligations beyond the last four years.  The arbitrators further ruled that, for purposes of calculating Liggett's payment obligations for the applicable years, Liggett's market share, calculated on a net basis, should be increased by a factor of 1.25%.  Liggett filed a motion seeking correction of the part of the arbitrators' decision that would require the 1.25% increase in Liggett's market share. The states objected to Liggett's motion and sought additional relief from the panel declaring that any adjustment ordered by the panel is not limited by the four years limitations set forth in the MSA.
A hearing on the motions was held on September 16, 2014. On October 8, 2014 the panel issued its Corrected Final Award, which eliminated the 1.25% adjustment increase and reaffirmed that Liggett is entitled to have its GFMS calculated on a “gross” basis (1.645%). Instead of the 1.25% adjustment increase the panel determined that the independent auditor shall compute Liggett’s market share for all years after March 30, 2000 on a “net” basis but adjust that computation to approximate “gross” market share by using actual returned product data for each year. Liggett plans to work with the independent auditor to determine the amount owed for years 2001 - 2013. Liggett had previously accrued $8,500 for this matter.
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
Cautionary Statement.  Management is not able to reasonably predict the outcome of the litigation pending or threatened against Liggett or the Company. Litigation is subject to many uncertainties. Liggett has been found liable in several Engle progeny cases and in Individual Actions, several of which were affirmed on appeal and satisfied by Liggett. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may attempt to settle particular cases if it believes it is in its best interest to do so.
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
The activity in the Company's accruals for the MSA and tobacco litigation for the nine months ended September 30, 2014 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2014	$25,348	$59,310	$84,658	$27,571	$27,058	$54,629
Expenses	83,159	2,041	85,200	—	—	—
NPM Settlement adjustment	—	—	—	(1,419)	—	(1,419)
Change in MSA obligations capitalized as inventory	(917)	—	(917)	—	—	—
Payments	(16,343)	(61,822)	(78,165)	—	—	—
Reclassification from non-current liabilities	343	3,575	3,918	(343)	(3,575)	(3,918)
Interest on withholding	—	203	203	—	1,546	1,546
Balance as of September 30, 2014	$91,590	$3,307	$94,897	$25,809	$25,029	$50,838

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
Liggett Vector Brands entered into an agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. The agreement expires in February 2016. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. To secure its potential obligations under the agreement, Liggett Vector Brands posted a $100 letter of credit and agreed to fund up to an additional $400. In the third quarter of 2013, Liggett paid $83 for obligations under this program, and therefore, is only committed to fund an additional $317 over the letter of credit. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at September 30, 2014.
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
The Company's income tax expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Income (loss) before provision for income taxes	$31,669	$(55,860)	$57,272	$(34,348)
Income tax expense using estimated annual effective income tax rate	9,932	(22,763)	17,962	(13,997)
Changes in effective tax rates	(374)	1,181	—	1,159
Increase in unrecognized tax benefits	—	251	—	373
Impact of discrete items, net	1,305	—	1,944	816
Impact of discrete item associated with litigation settlement	—	2,362	—	2,362
Inclusion of tax liabilities from unincorporated entities	1,101	—	1,101	—
Income tax expense (benefit)	$11,964	$(18,969)	$21,007	$(9,287)

In the first quarter of 2014, the Company properly determined an adjustment for $1,944 related to its marginal tax rate was required as a result of its acquisition of 20.59% of Douglas Elliman Realty, LLC. This amount was originally recorded as additional income tax expense of $639, a reduction of Additional Paid-In Capital of $865 and a reduction of Other Comprehensive Income of $440. During the three months ended September 30, 2014 the Company reassessed the treatment of the previously recorded reductions to Additional Paid-In-Capital and Accumulated Other Comprehensive Income and reclassified such amounts as an increase to income tax expense.  The Company assessed the materiality of the misclassifications on the financial statements in the prior quarters of 2014 and concluded that it was immaterial to all previously issued quarterly financial statements and the three and nine months ended September 30, 2014.
The discrete item for the nine months ended September 30, 2013 is related to the impact of the Company's loss on the extinguishment of the 11% Senior Secured Notes due to the differences in the Company's marginal tax rate and its anticipated effective annual income tax rate at September 30, 2013 and the accrual of an unrecognized tax benefit.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of September 30, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$220,197	$220,197	$—	$—
Certificates of deposit	3,462	—	3,462	—
Bonds	5,093	5,093	—	—
Investment securities available for sale				—
Equity securities	143,964	143,403	561	—
Mutual funds invested in fixed income securities	60,051	60,051	—	—
Fixed income securities
U.S. Government securities	44,220	—	44,220	—
Corporate securities	50,913	6,525	44,388	—
U.S. mortgage backed securities	297	—	297	—
Commercial mortgage-backed securities	15,561	—	15,561	—
U.S. asset backed securities	14,671	—	14,671	—
U.S. Government agencies	2,900	—	2,900	—
Index-linked U.S. bonds	1,306	—	1,306	—
Total fixed income securities	129,868	6,525	123,343	—

Warrants (1)	2,638	—	—	2,638
Total	$565,273	$435,269	$127,366	$2,638

Liabilities:
Fair value of derivatives embedded within convertible debt	$183,470	$—	$—	$183,470

(1)
Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $2,638 as of September 30, 2014 and are included in "Other assets". The Company recognized income of $868 for the nine months ended September 30, 2014 related to the change in fair value of the Warrants.

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

(1)
Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $1,758 as of December 31, 2013 and are included in "Other assets". The Company recognized income of $172 for the nine months ended September 30, 2013 related to the change in fair value of the Warrants.

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
The Company recognized income of $7,447 and $8,299 for the nine months ended September 30, 2014 and 2013, respectively, related to the change in fair value of the embedded derivatives.
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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at September 30, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	September 30, 2014	Valuation Technique	Unobservable Input	Range (Actual)

Warrants	$2,638	Option model	Stock price	$4.24
			Exercise price	$1.68
			Term (in years)	2.1
			Volatility	44.76%
			Dividend rate	—
			Risk-free return	0.70%

Fair value of derivatives embedded within convertible debt	$183,470	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$22.18
			Convertible trading price	111.63%
			Volatility	16%
			Implied credit spread	5.0% - 6.0% (5.5%)

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges or acquisitions. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of September 30, 2014 and December 31, 2013.

10. SEGMENT INFORMATION

The Company's significant business segments for the three and nine months ended September 30, 2014 and 2013 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of conventional cigarettes. The E-Cigarettes segment includes the operations of the Company's e-cigarette business. The Real Estate segment includes the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Indian Creek and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. As a result of the amount of operating losses of Zoom as of September 30, 2014, when compared to the remaining components of the Company's Corporate and Other segment, the Company has reevaluated its operating segments and has separated Zoom’s operations from the Corporate and Other segment for previously reported 2014 periods and from the Tobacco segment for the previously reported 2013 periods. Thus, prior period information has been recast to conform to the current presentation. This change did not have an impact to the Company's historical consolidated results.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company's operations before taxes for the three and nine months ended September 30, 2014 and 2013 follows:

				Real	Corporate
	Tobacco		E-Cigarettes	Estate	and Other	Total
Three months ended September 30, 2014
Revenues	$264,520		$1,608	$153,748	$—	$419,876
Operating income (loss)	52,993	(1)	(2,910)	16,222	(3,321)	62,984
Equity income from real estate ventures	—		—	3,258	—	3,258
Depreciation and amortization	2,853		—	2,740	452	6,045

Three months ended September 30, 2013
Revenues	$271,516		$—	$6,425	$—	$277,941
Operating loss	(32,414)	(2)	(560)	(806)	(3,505)	(37,285)
Equity income from real estate ventures	—		—	9,489	—	9,489
Depreciation and amortization	2,361		—	160	251	2,772

Nine months ended September 30, 2014
Revenues	$748,468		$9,977	$415,280	$—	$1,173,725
Operating income (loss)	147,395	(3)	(7,100)	36,867	(11,148)	166,014
Equity income from real estate ventures	—		—	3,002	—	3,002
Identifiable assets	445,914		10,657	483,330	703,482	1,643,383
Depreciation and amortization	7,934		—	9,709	956	18,599
Capital expenditures	7,911		—	5,614	7,221	20,746

Nine months ended September 30, 2013
Revenues	$761,038		$—	$19,298	$—	$780,336
Operating income (loss)	63,040	(4)	(560)	(1,423)	(11,006)	50,051
Equity income from real estate ventures	—		—	16,774	—	16,774
Identifiable assets	425,186		3,834	208,339	483,596	1,120,955
Depreciation and amortization	7,114		—	440	451	8,005
Capital expenditures	5,813		—	553	2,320	8,686

(1) Operating income includes $225 of litigation judgment expense.
(2) Operating income includes $4,016 of income from NPM Settlement, $86,213 of Engle progeny settlement charge and $1,700 of litigation judgment expense.
(3) Operating income includes $1,419 of income from NPM Settlement and $1,725 of litigation settlement charges and judgment expense.
(4) Operating income includes $10,963 of income from NPM Settlement, $86,213 of Engle progeny settlement charge and $1,700 of litigation judgment expense.

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
At September 30, 2014, management believed that the Company was in compliance with all covenants under the indentures of the 7.75% Senior Secured Notes.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		September 30, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$257,309	$19,498	$103,609	$—	$380,416
Investment securities available for sale	274,249	59,634	—	—	333,883
Accounts receivable - trade, net	—	11,231	2,376	—	13,607
Intercompany receivables	472	158	—	(630)	—
Inventories	—	100,874	—	—	100,874
Deferred income taxes	21,497	4,043	—	—	25,540
Income taxes receivable, net	23,429	—	—	(8,617)	14,812
Restricted assets	—	1,366	1,414	—	2,780
Other current assets	478	12,676	21,072	—	34,226
Total current assets	577,434	209,480	128,471	(9,247)	906,138
Property, plant and equipment, net	2,896	62,940	20,786	—	86,622
Real estate held for sale, net	—	—	10,643	—	10,643
Long-term investments accounted for at cost	31,541	—	698	—	32,239
Long-term investments accounted for under the equity method	13,977	—	—	—	13,977
Investments in real estate ventures	—	—	154,281	—	154,281
Investments in consolidated subsidiaries	478,744	—	—	(478,744)	—
Restricted assets	1,707	10,356	—	—	12,063
Deferred income taxes	56,586	8,174	5,556	—	70,316
Goodwill, trademarks and other intangible assets, net	—	107,511	160,630	—	268,141
Prepaid pension costs	—	28,165	—	—	28,165
Other assets	47,873	10,595	2,330	—	60,798
Total assets	$1,210,758	$437,221	$483,395	$(487,991)	$1,643,383
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$88,169	$12,781	$208	$—	$101,158
Current portion of fair value of derivatives embedded within convertible debt	2,996	—	—	—	2,996
Current portion of employee benefits	—	939	—	—	939
Accounts payable	902	4,778	5,165	—	10,845
Intercompany payables	—	—	630	(630)	—
Accrued promotional expenses	—	20,010	—	—	20,010
Income taxes payable, net	—	11,791	—	(8,617)	3,174
Accrued excise and payroll taxes payable, net	—	861	—	—	861
Litigation accruals and current payments due under the Master Settlement Agreement	—	94,897	—	—	94,897
Deferred income taxes	44,164	13,599	—	—	57,763
Accrued interest	17,721	—	—	—	17,721
Other current liabilities	5,131	9,232	19,893	—	34,256
Total current liabilities	159,083	168,888	25,896	(9,247)	344,620
Notes payable, long-term debt and other obligations, less current portion	847,318	9,517	272	—	857,107
Fair value of derivatives embedded within convertible debt	180,474	—	—	—	180,474
Non-current employee benefits	32,562	16,046	—	—	48,608
Deferred income taxes	80,046	39,867	45,813	—	165,726
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,265	51,133	2,317	—	54,715
Total liabilities	1,300,748	285,451	74,298	(9,247)	1,651,250
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(89,990)	151,770	326,974	(478,744)	(89,990)
Non-controlling interest	—	—	82,123	—	82,123
Total stockholders' (deficiency) equity	(89,990)	151,770	409,097	(478,744)	(7,867)
Total liabilities and stockholders' deficiency	$1,210,758	$437,221	$483,395	$(487,991)	$1,643,383

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$151,342	$11,812	$71,312	$—	$234,466
Investment securities available for sale	114,886	57,648	—	—	172,534
Accounts receivable - trade, net	—	10,154	2,005	—	12,159
Intercompany receivables	509	—	—	(509)	—
Inventories	—	93,496	—	—	93,496
Deferred income taxes	45,578	4,901	—	—	50,479
Income taxes receivable, net	—	10,447	—	(10,447)	—
Restricted assets	—	1,060	725	—	1,785
Other current assets	513	12,579	10,300	—	23,392
Total current assets	312,828	202,097	84,342	(10,956)	588,311
Property, plant and equipment, net	3,641	55,093	20,524	—	79,258
Real estate held for sale, net	—	—	20,911	—	20,911
Long-term investments accounted for at cost	20,041	—	747	—	20,788
Long-term investments accounted for under the equity method	8,595	—	—	—	8,595
Investments in real estate ventures	—	—	128,202	—	128,202
Investments in consolidated subsidiaries	410,442	—	—	(410,442)	—
Restricted assets	1,895	10,086	—	—	11,981
Deferred income taxes	35,000	12,766	3,708	—	51,474
Goodwill, trademarks and other intangible assets, net	—	107,511	163,600	—	271,111
Prepaid pension costs	—	26,080	—	—	26,080
Other assets	38,374	10,126	5,053	—	53,553
Total assets	$830,816	$423,759	$427,087	$(421,398)	$1,260,264
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$112,275	$39,013	$289	$—	$151,577
Current portion of fair value of derivatives embedded within convertible debt	19,128	—	—	—	19,128
Current portion of employee benefits	—	939	—	—	939
Accounts payable	1,509	4,136	4,615	—	10,260
Intercompany payables	—	39	470	(509)	—
Accrued promotional expenses	—	18,655	—	—	18,655
Income taxes payable, net	16,870	—	—	(10,447)	6,423
Accrued excise and payroll taxes payable, net	—	11,621	—	—	11,621
Litigation accruals and current payments due under the Master Settlement Agreement	—	84,658	—	—	84,658
Deferred income taxes	32,309	13,425	—	—	45,734
Accrued interest	21,968	—	—	—	21,968
Other current liabilities	6,103	10,495	17,549	—	34,147
Total current liabilities	210,162	182,981	22,923	(10,956)	405,110
Notes payable, long-term debt and other obligations, less current portion	524,182	12,573	4,011	—	540,766
Fair value of derivatives embedded within convertible debt	92,934	—	—	—	92,934
Non-current employee benefits	31,462	16,455	—	—	47,917
Deferred income taxes	65,759	37,602	34,289	—	137,650
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,353	54,924	1,219	—	57,496
Total liabilities	925,852	304,535	62,442	(10,956)	1,281,873
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(95,036)	119,224	291,218	(410,442)	(95,036)
Non-controlling interest	—	—	73,427	—	73,427
Total stockholders' (deficiency) equity	(95,036)	119,224	364,645	(410,442)	(21,609)
Total liabilities and stockholders' deficiency	$830,816	$423,759	$427,087	$(421,398)	$1,260,264

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$266,328	$153,748	$(200)	$419,876
Expenses:
Cost of sales	—	190,794	96,442	—	287,236
Operating, selling, administrative and general expenses	6,099	22,395	41,137	(200)	69,431
Litigation settlement and judgment expense	—	225	—	—	225
Management fee expense	—	2,467	—	(2,467)	—
Operating (loss) income	(6,099)	50,447	16,169	2,467	62,984
Other income (expenses):
Interest expense	(43,005)	(1,026)	(3)	—	(44,034)
Change in fair value of derivatives embedded within convertible debt	7,127	—	—	—	7,127
Acceleration of interest expense related to debt conversion	(994)	—	—	—	(994)
Equity income from real estate ventures	—	—	3,258	—	3,258
Equity income on long-term investments	829	—	—	—	829
Gain on sale of investment securities available for sale	33	—	—	—	33
Equity income in consolidated subsidiaries	36,428	—	—	(36,428)	—
Management fee income	2,467	—	—	(2,467)	—
Other, net	1,936	296	234	—	2,466
Income (loss) before provision for income taxes	(1,278)	49,717	19,658	(36,428)	31,669
Income tax benefit (expense)	16,157	(21,491)	(6,630)	—	(11,964)
Net income	14,879	28,226	13,028	(36,428)	19,705
Net income attributed to non-controlling interest	—	—	(4,826)	—	(4,826)
Net income attributed to Vector Group Ltd.	14,879	28,226	8,202	(36,428)	14,879
Comprehensive income attributed to non-controlling interest	—	—	(4,826)	—	(4,826)
Comprehensive income attributed to Vector Group	$23,894	$28,367	$8,202	$(36,569)	$23,894

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$271,516	$6,425	$—	$277,941
Expenses:
Cost of sales	—	194,991	5,844	—	200,835
Operating, selling, administrative and general expenses	4,968	19,990	1,520	—	26,478
Litigation judgment expense	—	87,913	—	—	87,913
Management fee expense	—	2,377	—	(2,377)	—
Operating (loss) income	(4,968)	(33,755)	(939)	2,377	(37,285)
Other income (expenses):
Interest expense	(32,978)	(602)	(3)	—	(33,583)
Change in fair value of derivatives embedded within convertible debt	2,800	—	—	—	2,800
Equity income from real estate ventures	—	—	9,489	—	9,489
Equity loss on long-term investments	(53)	—	—	—	(53)
Loss on sale of investment securities available for sale	(99)	—	—	—	(99)
Equity loss in consolidated subsidiaries	(11,514)	—	—	11,514	—
Management fee income	2,377	—	—	(2,377)	—
Other, net	603	2,270	(2)	—	2,871
(Loss) income before provision for income taxes	(43,832)	(32,087)	8,545	11,514	(55,860)
Income tax benefit (expense)	6,941	15,521	(3,493)	—	18,969
Net (loss) income	(36,891)	(16,566)	5,052	11,514	(36,891)
Comprehensive (loss) income	$(28,536)	$(11,923)	$5,052	$6,871	$(28,536)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Nine Months Ended September 30, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$758,645	$415,280	$(200)	$1,173,725
Expenses:
Cost of sales	—	544,024	261,531	—	805,555
Operating, selling, administrative and general expenses	17,315	66,270	117,046	(200)	200,431
Litigation settlement and judgment expense	—	1,725	—	—	1,725
Management fee expense	—	7,402	—	(7,402)	—
Operating (loss) income	(17,315)	139,224	36,703	7,402	166,014
Other income (expenses):
Interest expense	(120,977)	(3,265)	(40)	612	(123,670)
Change in fair value of derivatives embedded within convertible debt	7,447	—	—	—	7,447
Acceleration of interest expense related to debt conversion	(5,112)	—	—	—	(5,112)
Equity income from real estate ventures	—	—	3,002	—	3,002
Equity income on long-term investments	1,462	—	—	—	1,462
Loss on sale of investment securities available for sale	(38)	—	—	—	(38)
Equity income in consolidated subsidiaries	96,554	—	—	(96,554)	—
Management fee income	7,402	—	—	(7,402)	—
Other, net	3,702	780	4,297	(612)	8,167
(Loss) income before provision for income taxes	(26,875)	136,739	43,962	(96,554)	57,272
Income tax benefit (expense)	52,259	(57,846)	(15,420)	—	(21,007)
Net income	25,384	78,893	28,542	(96,554)	36,265
Net income attributed to non-controlling interest	—	—	(10,881)	—	(10,881)
Net income attributed to Vector Group Ltd.	25,384	78,893	17,661	(96,554)	25,384
Comprehensive income attributed to non-controlling interest	—	—	(10,881)	—	(10,881)
Comprehensive income attributed to Vector Group Ltd.	$41,218	$79,026	$17,661	$(96,687)	$41,218

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Nine Months Ended September 30, 2013
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$761,038	$19,298	$—	$780,336
Expenses:
Cost of sales	—	548,377	16,080	—	564,457
Operating, selling, administrative and general expenses	16,350	56,939	4,626	—	77,915
Litigation judgment expense	—	87,913			87,913
Management fee expense	—	7,131	—	(7,131)	—
Operating (loss) income	(16,350)	60,678	(1,408)	7,131	50,051
Other income (expenses):
Interest expense	(97,661)	(1,374)	(10)	—	(99,045)
Change in fair value of derivatives embedded within convertible debt	8,299	—	—	—	8,299
Loss on extinguishment of debt	(21,458)	—	—	—	(21,458)
Equity income from real estate ventures	—	—	16,774	—	16,774
(Loss) gain on sale of investment securities available for sale	(296)	5,406	—	—	5,110
Equity income on long-term investments	770	—	—	—	770
Equity income in consolidated subsidiaries	52,051	—	—	(52,051)	—
Management fee income	7,131	—	—	(7,131)	—
Other, net	2,550	2,475	126	—	5,151
(Loss) income before provision for income taxes	(64,964)	67,185	15,482	(52,051)	(34,348)
Income tax benefit (expense)	39,903	(24,270)	(6,346)	—	9,287
Net (loss) income	(25,061)	42,915	9,136	(52,051)	(25,061)
Comprehensive (loss) income	$(9,670)	$49,701	$9,136	$(58,837)	$(9,670)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$23,189	$98,319	$53,475	$(74,939)	$100,044
Cash flows from investing activities:
Sale of investment securities	174,253	—	—	—	174,253
Purchase of investment securities	(310,934)	(1,985)	—	—	(312,919)
Proceeds from sale or liquidation of long-term investments	500	—	49	—	549
Purchase of long-term investments	(12,000)	—	—	—	(12,000)
Investments in real estate ventures	—	—	(29,378)	—	(29,378)
Purchase of subsidiaries	—	—	(250)	—	(250)
Distributions from real estate ventures	—	—	5,540	—	5,540
Increase in cash surrender value of life insurance policies	—	(435)	—	—	(435)
Decrease (increase) in restricted assets	188	(607)	(689)	—	(1,108)
Issuance of notes receivable	(35,000)	—	(250)	35,000	(250)
Investments in subsidiaries	(49,834)	—	—	49,834	—
Proceeds from sale of fixed assets	—	4	—	—	4
Capital expenditures	(11)	(15,121)	(5,614)	—	(20,746)
Repayments of notes receivable	35,933	—	—	(35,000)	933
Net cash used in investing activities	(196,905)	(18,144)	(30,592)	49,834	(195,807)
Cash flows from financing activities:
Proceeds from debt issuance	408,750	40,168	—	(35,000)	413,918
Financing costs	(12,360)	—	—	—	(12,360)
Repayments of debt	—	(41,485)	(3,820)	35,000	(10,305)
Borrowings under revolver	—	645,894	—	—	645,894
Repayments on revolver	—	(673,866)	—	—	(673,866)
Capital contributions received	—	10,800	39,034	(49,834)	—
Intercompany dividends paid	—	(54,000)	(20,939)	74,939	—
Dividends and distributions on common stock	(122,051)	—	—	—	(122,051)
Distributions to non-controlling interest	—	—	(4,861)	—	(4,861)
Proceeds from exercise of Vector options	4,407	—	—	—	4,407
Tax benefit of options exercised	937	—	—	—	937
Net cash provided by (used in) financing activities	279,683	(72,489)	9,414	25,105	241,713
Net increase in cash and cash equivalents	105,967	7,686	32,297	—	145,950
Cash and cash equivalents, beginning of period	151,342	11,812	71,312	—	234,466
Cash and cash equivalents, end of period	$257,309	$19,498	$103,609	$—	$380,416

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$44,750	$127,382	$1,524	$(118,412)	$55,244
Cash flows from investing activities:
Sale of investment securities	76,067	6,582	—	—	82,649
Purchase of investment securities	(117,982)	(11,501)	—	—	(129,483)
Proceeds from sale of or liquidation of long-term investments	—	—	75	—	75
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in real estate ventures	—	—	(45,977)	—	(45,977)
Investments in real estate held for sale	—	—	(7,697)	—	(7,697)
Distributions from real estate ventures	—	—	2,463	—	2,463
Increase in cash surrender value of life insurance policies	(20)	(450)	—	—	(470)
Decrease (increase) in restricted assets	5	(558)	—	—	(553)
Repayments of notes receivable	9,460	—	—	—	9,460
Proceeds from sale of fixed assets	—	11	—	—	11
Investments in subsidiaries	(72,962)	—	—	72,962	—
Capital expenditures	(2,320)	(5,813)	(553)	—	(8,686)
Net cash used in investing activities	(112,752)	(11,729)	(51,689)	72,962	(103,208)
Cash flows from financing activities:
Proceeds from debt issuance	450,000	1,120	3,080	—	454,200
Financing costs	(11,750)	—	—	—	(11,750)
Repayments of debt	(415,000)	(5,604)	(106)	—	(420,710)
Borrowings under revolver	—	723,578	—	—	723,578
Repayments on revolver	—	(736,007)	—	—	(736,007)
Capital contributions received	—	13,250	59,712	(72,962)	—
Intercompany dividends paid	—	(105,882)	(12,530)	118,412	—
Dividends and distributions on common stock	(107,302)	—	—	—	(107,302)
Proceeds from exercise of Vector options	528	—	—	—	528
Tax benefits from exercise of Vector options	33	—	—	—	33
Net cash (used in) provided by financing activities	(83,491)	(109,545)	50,156	45,450	(97,430)
Net (decrease) increase in cash and cash equivalents	(151,493)	6,108	(9)	—	(145,394)
Cash and cash equivalents, beginning of period	401,344	3,776	735	—	405,855
Cash and cash equivalents, end of period	$249,851	$9,884	$726	$—	$260,461

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s  financial statements with a narrative from our management's perspective. Our MD&A is divided into the following sections:
•Overview and Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2013 and Notes thereto, included in the our 2013 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of and for the quarterly period ended September 30, 2014.

Overview
We are a holding company and are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC and Vector Tobacco Inc. subsidiaries,

•	the sale of electronic cigarettes ("e-cigarettes") in the United States market through our Zoom E-Cigs LLC ("Zoom") subsidiary, and

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
Zoom entered the United States e-cigarette market in limited retail distribution outlets in 2014. Zoom’s operations are included in our “E-Cigarettes” reporting segment. Our exposure to Zoom, as of September 30, 2014, was approximately $10,700, which was primarily comprised of Zoom's inventory.

Recent Developments

On March 14, 2014, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted $25,000 principal balance of the $50,000 Note into 2,121,479 of our common shares.
On March 24, 2014, we completed the sale of $258,750 of our 5.5% Variable Interest Convertible Senior Notes due 2020 and received net proceeds from the sale of the Notes of approximately $250,300. On April 15, 2014, we completed the sale of $150,000 principal amount of our 7.75% Senior Secured Notes due 2021 for a price of 106.750% in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. We received net proceeds of approximately $158,700. The net proceeds of both issuances will be used for general corporate purposes, including for additional investments in real estate and in our tobacco business. In August 2014, we completed an offer to exchange the 7.75% senior secured notes issued in April 2014 for an equal amount of newly issued 7.75% senior secured notes due 2021. The new 7.75% senior secured notes have substantially the same terms as the original notes, except that the new 7.75% senior secured notes have been registered under the Securities Act.

In May 2014, the Indian Creek property was sold for approximately $14,400 and New Valley received a distribution of approximately $7,100.
In May 2014 and August 2014, holders of the 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 converted $7,500 and $32,415 principal balance of the $107,530 Notes into 2,985,571 of our common shares.
On July 23, 2014, we granted our President and Chief Executive Officer an award of 1,050,000 shares of our Common Stock subject to performance-based vesting. The Award shares will be issued pursuant to the terms of an agreement that provides that both a performance requirement and a continued employment requirement must be met over a seven-year performance period to earn vested rights with respect to the Award Shares. The maximum potential amount of the Award Shares reflects recognition of the CEO's contributions as CEO since January 1, 2006 and the value of his management and real estate expertise to us. We anticipate expensing the value of the grant of approximately $20,780 over an estimated seven-year period.

Recent Developments in Smoking-Related Litigation

There are no material changes from the Recent Developments in Smoking-Related Litigation set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2013, other than in October 2014, in an Engle progeny case, an adverse verdict was entered against Liggett in the amount of $13,100, including $9,500 in punitive damages. The verdict has not been reduced to a judgment. Post trial motions are pending. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

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

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. The condensed consolidated financial statements include the accounts of VGR Holding, Liggett, Vector Tobacco, Liggett Vector Brands, Zoom, New Valley and other less significant subsidiaries.

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three and nine months ended September 30, 2014 and 2013 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The E-Cigarettes segment includes the operations of Zoom. The Real Estate segment includes our investment in New Valley LLC, which includes Douglas Elliman, Escena, Indian Creek and investments in non-consolidated real estate businesses. As a result of the amount of operating losses of Zoom as of September 30, 2014 when compared to the remaining components of our Corporate and Other segment, we have reevaluated our operating segments and have separated our E-Cigarettes operations from the Corporate and Other segment for previously reported 2014 periods and from the Tobacco segment for the previously reported 2013 periods. Thus, prior period information has been recast to conform to the current presentation.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
Revenues:
Tobacco	$264,520		$271,516		$748,468		$761,038
E-Cigarettes	1,608		—		9,977		—
Real Estate	153,748		6,425		415,280		19,298
Corporate and Other	—		—		—		—
Total revenues	$419,876		$277,941		$1,173,725		$780,336
Operating income (loss):
Tobacco	$52,993	(1)	$(32,414)	(2)	$147,395	(3)	$63,040	(4)
E-Cigarettes	(2,910)		(560)		(7,100)		(560)
Real Estate	16,222		(806)		36,867		(1,423)
Corporate and Other	(3,321)		(3,505)		(11,148)		(11,006)
Total operating income (loss)	$62,984		$(37,285)		$166,014		$50,051
____________________

(1) Operating income includes $225 of litigation judgment expense.
(2) Operating income includes $4,016 of income from NPM Settlement, $86,213 of Engle progeny settlement charge and $1,700 of litigation judgment expense.
(3) Operating income includes $1,419 of income from NPM Settlement and $1,725 of litigation settlement charges and judgment expense
(4) Operating income includes $10,963 of income from NPM Settlement, $86,213 of Engle progeny settlement charge and $1,700 of litigation judgment expense.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Revenues: Total Revenues were $419,876 for the three months ended September 30, 2014 compared to $277,941 for the three months ended September 30, 2013. Total Revenues increased by $141,935 (51.1%) due to an increase in Real Estate revenues of $147,323 primarily related to the addition of the Douglas Elliman revenues in 2014 and the addition of the Zoom e-cigarette revenues of $1,608. This was offset by a decline in Tobacco revenues of $6,996 .
Cost of Sales. Total cost of sales were $287,236 for the three months ended September 30, 2014 compared to $200,835 for the three months ended September 30, 2013. The $86,401 (43.0% ) increase in cost of sales was due to an increase in real estate cost of sales of $90,598 related to the Douglas Elliman real estate commissions expense and $1,066 of cost of sales associated with the Zoom e-cigarette brand. This was offset by a $5,263 decline in Tobacco cost of sales.
Expenses. Operating, selling, general and administrative expenses were $69,431 for the three months ended September 30, 2014 compared to $26,478 for the same period last year. This was an increase of $42,953 (162.2%) of which $39,697 was primarily related to the operating, selling and administrative expenses of Real Estate, $548 of Tobacco operating, selling, general and administrative expenses, $2,894 of Zoom operating, selling, general and administrative expense offset by a decline in Corporate and Other expense of $186.
Operating income (loss). Operating income was $62,984 for the three months ended September 30, 2014 compared to an operating loss of $37,285 for the same period last year, an increase of $100,269 (268.9%). Tobacco operating income increased by $85,407, due to the absence in the 2014 period of $87,688 of litigation and judgment expense offset by the absence of $4,016 of income from the NPM Settlement. Real Estate operating income increased by $17,028 and Corporate and Other expenses declined by $186. This was offset by an increase in operating losses related to Zoom of $2,352.
Other income (expenses). Other expenses were $31,315 and $18,575 for the three months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014, other expenses primarily consisted of interest expense of $44,034, acceleration of interest expense related to the debt conversion of the 6.75% Variable Interest Senior Convertible Exchange Notes of $994, and an equity loss on real estate ventures of $3,258. This was offset by income of $7,127 from changes in fair value of derivatives embedded within convertible debt, other income of $2,466, equity income on long-term investments of $829 and a gain on sale of investment securities available for sale of $33. For the three months ended September 30, 2013, other expenses primarily consisted of interest expense of $33,583, loss on sale of investments available for sale of $99 and equity loss on long-term investments of $53. This was offset by equity income from real estate ventures of $9,489, income of $2,800 from changes in fair value of derivatives embedded within convertible debt and other income of $2,871. The increase in interest expense in 2014 was primarily attributable to an increase in non-cash interest expenses associated with the amortization of debt discount of our convertible debt and increased debt.
Income (loss) before provision for income taxes. Income before income taxes for the three months ended September 30, 2014 was $31,669 compared to a loss of $55,860 for the three months ended September 30, 2013. The increase is attributable to the items discussed above.
Income tax expense (benefit). Income tax expense was $11,964 for the three months ended September 30, 2014 compared to a benefit of $18,969 for the three months ended September 30, 2013. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. The discrete item for the three months ended September 30, 2014 related to an adjustment to the Corporation's marginal tax rate as a result of its acquisition of 20.59% of Douglas Elliman Realty, LLC in December 2013. For the three months ended September 30, 2013, our income tax benefit was primarily decreased by $2,362 due to the impact of the Engle progeny settlement due to differences in the Company's marginal tax rate and its anticipated effective annual income tax rate at September 30, 2013 and $251 due to an increase in our unrecognized tax benefits during the three-month period.
Tobacco.
Tobacco Revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.70 per carton in December 2013 and $0.60 per carton in June 2013 and May 2014.
All of our Tobacco sales were in the discount category in 2014 and 2013. For the three months ended September 30, 2014, tobacco revenues were $264,520 compared to $271,516 for the three months ended September 30, 2013. Revenues declined by 2.6% ($6,996) due to a decline in sales volume of $16,736 (approximately 128.4 million units) offset by a favorable price variance of $9,740.
Tobacco Cost of Sales. Our Tobacco cost of sales declined from $194,991 for the three months ended September 30, 2013 to $189,728 for the three months ended September 30, 2014. The major components of our Tobacco cost of sales are as follows:

	Three Months Ended
	September 30,
	2014	2013

Manufacturing overhead, raw materials and labor	$33,315	$35,957
Federal Excise Taxes, net	115,326	121,787
Tobacco quota buyout expense	6,425	6,547
FDA expense	4,012	3,855
MSA expense, net of market share exemption	30,650	26,845
Total cost of sales	$189,728	$194,991

Tobacco gross profit was $74,792 for the three months ended September 30, 2014 compared to $72,509 (adjusting for the NPM Settlement) for the three months ended September 30, 2013. The $2,283 (3.1%) increase was due to higher margins associated with price increases. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 50.1% in the 2014 period. Tobacco gross profit was 48.4%, adjusting for the NPM Settlement, in the 2013 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding litigation settlement and judgment expenses, were $21,574 and $21,026 for the three months ended September 30, 2014 and 2013, respectively. The increase of $548 was due to an increase in legal expenses.

Tobacco operating income. Tobacco operating income was $52,993 for the three months ended September 30, 2014 compared to an operating loss of $32,414 for the same period last year. The Tobacco operating income increase of $85,407 was primarily associated with improved margins and the absence of the $86,213 Engle progeny settlement charge and a decrease in litigation settlement and judgment charges of $1,475, offset by the income from the NPM Settlement of $4,016 in 2013.

E-Cigarettes.
Zoom entered the United States e-cigarette market in limited retail distribution outlets in 2013 and expanded distribution in 2014. E-Cigarettes revenues were $1,608 and E-Cigarettes cost of sales were $1,066 for the three months ended September 30, 2014. E-Cigarettes operating, selling, general and administrative expenses were $3,454 for the three months ended September 30, 2014 compared to $560 for the three months ended September 30, 2013. The increase was due to additional selling and administrative costs in 2014 associated with marketing and promotions activity. E-Cigarettes operating losses were $2,912 and $560 for the three months ended September 30, 2014 and 2013, respectively.

Real Estate.
Real Estate Revenues. Real Estate revenues were $153,748 and $6,425 for the three months ended ended September 30, 2014 and 2013, respectively. Real Estate revenues increased by $147,323, primarily related to Douglas Elliman. Douglas Elliman became a consolidated subsidiary of ours in December 2013.
Real Estate revenues and cost of sales for the three months ended September 30, 2014 were as follows:

\

	Three Months Ended
	September 30,
	2014	2013
Real Estate Revenues:
Commission and other brokerage income	$145,407	$5,850
Property management income	6,998	—
Title fees	800	—
Sales on facilities primarily from Escena	543	575
Total real estate revenues	$153,748	$6,425

Real Estate Cost of Sales:
Commission and other brokerage income	$95,434	$4,914
Cost of sales on facilities primarily from Escena	905	930
Other	103	—
Total real estate cost of sales	$96,442	$5,844

Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $41,084 and $1,387 for the three months ended September 30, 2014 and 2013, respectively. Real Estate operating, selling, general and administrative expenses increased by $39,697 primarily related to the Douglas Elliman operations.
Real Estate operating income (loss). The Real Estate segment had operating income of $16,222 for the three months ended September 30, 2014 and an operating loss of $806 for the three months ended September 30, 2013. The increase of $17,028 was primarily related to the Douglas Elliman operations.

Corporate and Other.
Corporate and Other operating loss. Corporate and Other operating loss was $3,319 for the three months ended September 30, 2014 compared to $3,505 for 2013. Corporate and Other operating losses declined by $186 primarily as a result of lower rent expense in 2014 offset by increased stock compensation expense in the 2014 period.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues. Total Revenues were $1,173,725 for the nine months ended September 30, 2014 compared to $780,336 for the nine months ended September 30, 2013. The $393,389 (50.4%) increase in revenues was due to an increase in Real Estate revenues of $395,982 primarily related to the addition of the Douglas Elliman revenues in 2014 and an increase of $9,977 in E-Cigarettes revenues associated with Zoom. This was offset by a $12,570 decrease in Tobacco revenues.
Cost of Sales. Total cost of sales were $805,555 for the nine months ended September 30, 2014 compared to $564,457 for the nine months ended September 30, 2013. The $241,098 (42.7% ) increase in cost of sales was due to an increase in Real Estate cost of sales of $245,451 related to the Douglas Elliman real estate commissions expense and $6,357 of E-Cigarettes cost of sales associated with the Zoom e-cigarette brand. This was offset by a $10,710 decline in Tobacco cost of sales.
Expenses. Operating, selling, general and administrative expenses, net of the Engle progeny settlement charge and litigation settlement and judgment expense, were $200,431 for the nine months ended September 30, 2014 compared to $77,915 for the same period last year. This was an increase of $122,516 (157.2%) of which $112,241 was related to the operating, selling and administrative expenses of Real Estate, $10,160 was related to E-Cigarettes and $142 of Corporate and Other expenses. This was offset by a decline in Tobacco operating, selling and administrative expenses of $26.
Operating income (loss). Operating income was $166,014 for the nine months ended September 30, 2014 compared to $50,051 for the same period last year, an increase of $115,963 (231.7%). Tobacco operating income increased by $84,355 and real estate operating income increased by $38,290. This was offset by an increase in operating losses related to E-Cigarettes of $6,540 and an increase in Corporate and Other expenses of $142.
Other income (expenses). Other expenses were $108,742 and $84,399 for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, other expenses primarily consisted of interest expense of $123,670, acceleration of interest expense related to the debt conversion of the 6.75% Variable Interest Senior Convertible Exchange Notes of $5,112, equity loss on real estate ventures of $3,002 and a loss on sale of investment securities available for sale of $38. This was offset by income of $7,447 from changes in fair value of derivatives embedded within convertible debt, equity income on long-term investments of $1,462 and interest and other income of $8,167. For the nine months ended September 30, 2013, other expenses primarily consisted of interest expense of $99,045 and loss on the extinguishment of debt of $21,458. This was offset by equity income from real estate ventures of $16,774, income of $8,299 from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $5,110, other income of $5,151 and equity income on long-term investments of $770. The increase in interest expense in 2014 was primarily attributable to an increase in non-cash interest expenses associated with the amortization of debt discount of our convertible debt and increased debt.
Income (loss) before provision for income taxes. Income before income taxes was $57,272 for the nine months ended September 30, 2014, compared to a loss of $34,348 for the same periods in 2013. The increase is attributable to the items discussed above.
Income tax expense (benefit). Income tax expense was $21,007 for the nine months ended September 30, 2014 compared to an income tax benefit of $9,287 for the same period in 2013. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the nine months ended September 30, 2014, our income tax expense was increased by $1,944 due primarily to a change in the blended state tax rate that resulted in the Company's reevaluation of its deferred taxes. For the nine months ended September 30, 2013, our income tax benefit was primarily decreased by $3,178 related to the Engle progeny settlement and our loss on the extinguishment of our 11% Senior Secured Notes due to the differences in our marginal tax rate and our anticipated effective annual income tax rate at September 30, 2013 and $373 due to an increase in our unrecognized tax benefits during the nine-month period.

Tobacco.
Tobacco Revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.70 per carton in December 2013 and $0.60 per carton in June 2013 and May 2014.
All of our Tobacco sales were in the discount category in 2014 and 2013. For the nine months ended September 30, 2014, tobacco revenues were $748,468 compared to $761,038 for the nine months ended September 30, 2013. Revenues declined by 1.7% ($12,570) due to a decline in sales volume of $40,267 (approximately 315.2 million units) offset by a favorable price variance of $27,697.
Tobacco Cost of Sales. Our Tobacco cost of sales declined from $548,377 for the nine months ended September 30, 2013 to $537,667 for the nine months ended September 30, 2014. The major components of our Tobacco cost of sales are as follows:

	Nine Months Ended
	September 30,
	2014	2013

Manufacturing overhead, raw materials and labor	$94,779	$93,961
Federal Excise Taxes, net	327,434	343,294
Tobacco quota buyout expense	20,697	21,553
FDA expense	13,017	12,765
MSA expense, net of market share exemption	81,740	76,804
Total cost of sales	$537,667	$548,377

Adjusting for the NPM Settlement, Tobacco gross profit was $209,382 for the nine months ended September 30, 2014 compared to $201,698 for the nine months ended September 30, 2013. The $7,684 (3.8%) increase was due to higher margins associated with price increases primarily on the PYRAMID brand. As a percentage of revenues (excluding Federal Excise Taxes and adjusting for the NPM Settlements), Tobacco gross profit was 49.7% in the 2014 period and 48.3% in the 2013 period .
Tobacco expenses. Tobacco operating, selling, general and administrative expenses excluding litigation settlement judgment expenses were $61,682 for the nine months ended September 30, 2014 compared to $61,708 for the nine months ended September 30, 2013.
Tobacco operating income. Tobacco operating income was $147,395 for the nine months ended September 30, 2014 compared to $63,040 for the same period last year. The Tobacco operating income increase of $84,355 was primarily associated with improved margins and the the absence of the $86,213 Engle progeny settlement charge offset by a decrease in income from the NPM Settlement of $9,544 in 2013.

E-Cigarettes.
Zoom entered the emerging United States electronic cigarette ("e-cigarette") market in limited retail distribution outlets in 2013 and expanded distribution in 2014. E-Cigarettes revenues were $9,977 and our E-Cigarettes cost of sales were $6,357 for the nine months ended September 30, 2014. E-Cigarettes operating, selling, general and administrative expenses were $10,720 and $560 for the nine months ended September 30, 2014 and 2013, respectively. The increase was due to additional selling and administrative costs in 2014 associated with marketing and promotions activity. E-Cigarettes operating losses were $7,100 and $560 for the nine months ended September 30, 2014 and 2013, respectively.

Real Estate.
Real Estate Revenues. Real Estate revenues were $415,280 and $19,298 for the nine months ended ended September 30, 2014 and 2013, respectively. Real Estate revenues increased by $395,982 primarily related to the Douglas Elliman operations. Douglas Elliman became a consolidated subsidiary of ours in December 2013.

Real Estate revenues and cost of sales for the nine months ended ended September 30, 2014 were as follows:

	Nine Months Ended
	September 30,
	2014	2013
Real Estate Revenues:
Commission and other brokerage income	$372,738	$15,368
Property management income	22,111	—
Title fees	2,134	—
Indian Creek	14,400	—
Sales on facilities primarily from Escena	3,897	3,930
Total real estate revenues	$415,280	$19,298

Real Estate Cost of Sales:
Commission and other brokerage income	$248,213	$12,874
Indian Creek cost of sales	9,987	—
Cost of sales on facilities primarily from Escena	3,052	3,206
Title fees	279	—
Total real estate cost of sales	$261,531	$16,080

Real Estate expenses. Real estate operating, selling, general and administrative expenses were $116,882 and $4,641 for the nine months ended September 30, 2014 and 2013, respectively. Real estate operating, selling, general and administrative expenses increased by $112,241 primarily related to the Douglas Elliman operations.
Real Estate operating income (loss). The real estate segment had operating income of $36,867 for the nine months ended September 30, 2014 compared to an operating loss of $1,423 for the nine months ended September 30, 2013. The increase in operating income of $38,290 was primarily related to the Douglas Elliman operations.
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $11,148 for the nine months ended September 30, 2014 compared to $11,006 for the same period in 2013.

Summary of Real Estate Investments
We own, and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our current real estate investments primarily include the following projects as of September 30, 2014:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned	Net Amount Invested	Earnings (Losses)	Carrying Value as of September 30, 2014	Future Capital Commit- ments from New Valley	Projected Residential and/or Hotel Area		Projected Retail Area		Projected Number of Residential Lots, Units and/or Hotel Rooms		Projected Construction Start Date	Projected Construction End Date

Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	N/A	N/A	$10,643	$—	450	Acres			667 450	R Lots H	N/A	N/A
Real estate held for sale, net				—	—	10,643

10 Madison Square Park West (f/k/a 1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	June 2011	5.0%	$4,130	$2,254	$6,384	—	260,000	SF	17,000	SF	124	R	August 2012	August 2015
The Whitman	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	12.0%	—	526	526	—	24,279	SF	4,698	SF	4	R	October 2011	February 2014
The Marquand	Upper East Side, Manhattan, NY	December 2011	18.0%	7,000	5,000	12,000	—	87,887	SF	—		28	R	June 2012	January 2015
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	12,328	—	12,328	—	97,090	SF	—		27	R	May 2014	May 2016
20 Times Square (f/k/a 701 Seventh Avenue)	Times Square, Manhattan, NY	October 2012	11.5%	12,481	—	12,481	—	280,000	SF	80,000	SF	452	H	September 2013	March 2017
101 Murray Street	TriBeCa, Manhattan, NY	July 2013	25.0%	25,269	—	25,269	—	320,000	SF	TBD		139	R	September 2014	March 2018
160 Leroy Street	West Greenwich Village, Manhattan, NY	January 2013	5.0%	1,353	—	1,353	—	130,137	SF	—		30 to 50	R	July 2015	July 2017
PUBLIC Chrystie House (f/k/a Chrystie Street)	Lower East Side, Manhattan, NY	December 2012	18.4%	3,180	—	3,180	—	217,000	SF	43,000	SF	11 367	R H	June 2014	December 2016
25-19 43rd Avenue	Long Island City, NY	May 2014	9.9%	733	—	733		87,000	SF	—		86	R	September 2014	September 2016
Queens Plaza (f/k/a 23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	12,590	—	12,590	—	472,574	SF	—		391	R	March 2014	December 2016
8701 Collins Avenue	Miami Beach, FL	December 2013	15.0%	4,455	179	4,634	—	262,000	SF	TBD		TBD		October 2015	July 2017
125 Greenwich Street	Financial District, Manhattan, NY	August 2014	13.3%	9,308	—	9,308	—	359,000	SF	TBD		TBD	R	March 2015	TBD
Condominium and Mixed Use Development				$92,827	$7,959	$100,786

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.5%	$3,933	$(585)	$3,348	—	N/A		N/A		5,517	R	N/A	N/A
ST Portfolio	Houston, TX; Phoenix, AZ; San Pedro, CA and Stamford, CT	November 2013	16.4%	16,365	(857)	15,508	—	1,018,404	SF	24,987	SF	761	R	N/A	N/A
Apartment Buildings				$20,298	$(1,442)	$18,856

Park Lane Hotel	Central Park South, Manhattan, NY	November 2013	5.0%	$20,716	$(2,619)	$18,097	—	445,600	SF	—		628	H	N/A	N/A
Hotel Taiwana	St. Barthelemy, French West Indies	October 2011	17.0%	7,426	(576)	6,850	—	61,300	SF	4,300	SF	30	H	N/A	N/A
Coral Beach	Coral Beach, Bermuda	December 2013	49.0%	3,618	(910)	2,708	—	52	Acres	—		87	H	N/A	N/A
Hotels				$31,760	$(4,105)	$27,655

Milanosesto Holdings	Milan, Italy	October 2011	7.2%	$5,037	$—	$5,037	—	322	Acres	TBD		TBD		2014	2024
Land Development				$5,037	$—	$5,037

N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots
Other investments in real estate ventures relate to an investment in a mortgage company and an insurance company by Douglas Elliman with a carrying value of $1,947 as of September 30, 2014.

Liquidity and Capital Resources

Cash and cash equivalents increased by $145,950 for the nine months ended September 30, 2014 and decreased by $145,394 for the nine months ended September 30, 2013.
Cash provided from operations was $100,044 and $55,244 for the nine months ended September 30, 2014 and 2013, respectively. The change primarily related to cash payments in the 2013 period associated with the extinguishment of our 11% Senior Secured Notes due 2015, increased operating income in the 2014 period and the timing of payments of accruals.  The amount was partially offset by the  Engle progeny settlement payment.
Cash used in investing activities was $195,807 and $103,208 for the nine months ended September 30, 2014 and 2013, respectively. In the first nine months of 2014, cash used in investing activities was for the purchase of investment securities of $312,919, investment in real estate ventures of $29,378, capital expenditures of $20,746, purchase of long-term investments of $12,000, an increase in non-current restricted assets of $1,108, an increase in cash surrender value of corporate-owned life insurance policies of $435, an issuance of notes receivable of $250 and purchase of subsidiaries of $250. This was offset by the sale of investment securities of $174,253, distributions from real estate ventures of $5,540, proceeds from the liquidation of long-term investments of $549, collections of notes receivable of $933 and proceeds from the sale of fixed assets of $4. In the first nine months of 2013, cash used in investing activities was for the purchase of investment securities of $129,483, investment in real estate ventures of $45,977, capital expenditures of $8,686, investments in consolidated real estate business of $7,697, purchase of long-term investments of $5,000, an increase in non-current restricted assets of $553 and an increase in cash surrender value of corporate-owned life insurance policies of $470. This was offset by the sale of investment securities of $82,649, collections of notes receivable of $9,460, distributions from real estate ventures of $2,463, the proceeds from the sale or liquidation of long-term investments of $75 and the proceeds from the sale of fixed assets of $11.
Cash provided by financing activities was $241,713 for the nine months ended September 30, 2014 compared to cash used in financing activities of $97,430 for the nine months ended September 30, 2013. In the first nine months of 2014, cash was provided by the proceeds from debt issuance of $413,918, proceeds from the exercise of Vector options of $4,407 and tax benefit of options exercised of $937. This was offset by cash used for the distributions on common stock of $122,051, payment of deferred financing costs of $12,360, repayment of debt of $10,305, net repayments of debt under the revolver of $27,972 and distributions to non-controlling interest of $4,861. In the first nine months of 2013, cash used in financing activities was used for the repayment of debt of $420,710, distributions on common stock of $107,302, net repayments of debt under the revolver of $12,429 and deferred financing costs of $11,750. This was offset by proceeds from debt issuance of $454,200, proceeds from the exercise of Vector options of $528, and tax benefit of options exercised of $33.
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As of September 30, 2014, $6,115 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the Credit Facility was approximately $43,885 based on eligible collateral at September 30, 2014. At September 30, 2014, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett's EBITDA, as defined, were approximately $125,687 for the twelve months ended September 30, 2014.
Vector.   On March 14, 2014, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted $25,000 principal balance of the $50,000 Note into 2,121,479 of our common shares. On May 20, 2014, a holder of the 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 converted $7,500 principal balance of the $107,530 Notes into 560,987 of our common shares. In August 2014, holders of the 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 converted $32,415 principal balance of the $107,530 Notes into 2,424,584 of our common shares.
On March 24, 2014, we completed the sale of $258,750 of our Variable Interest Convertible Senior Notes due 2020 and received net proceeds from the sale of the Notes of approximately $250,300. On April 15, 2014, we completed the sale of principal amount of our 7.75% Senior Secured Notes due 2021 for a price of 106.750% in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. We received net proceeds of approximately $158,700. In August 2014, we completed an offer to exchange the 7.75% senior secured notes issued in April 2014 for an equal amount of newly issued 7.75% senior secured notes due 2021. The new 7.75% senior secured notes have substantially the same terms as the original notes, except that the new 7.75% senior secured notes have been registered under the Securities Act.
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

	Indenture	September 30, 2014	December 31, 2013
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$254,694	$264,958
Leverage ratio, as defined	<3.0 to 1	1.17 to 1	1.22 to 1
Secured leverage ratio, as defined	<1.5 to 1	Negative	0.5 to 1

We and our subsidiaries have significant indebtedness and debt service obligations. At September 30, 2014, we and our subsidiaries had total outstanding indebtedness of $1,204,143. Approximately $92,615  of our 6.75% convertible notes mature in 2014, $230,000 of our 7.5% convertible notes mature in 2019, $258,750 of our 5.5% variable interest senior convertible notes mature in 2020, and $600,000 of our 7.75% senior secured notes mature in 2021,. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette and real estate operations are positive cash flow generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $380,400, investment securities available for sale of approximately $333,900, long-term investments with an estimated value of approximately $51,800 and availability under Liggett's credit facility of approximately $43,900 at September 30, 2014. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.  We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of September 30, 2014, approximately $6,100 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of September 30, 2014, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $61.
In addition, as of September 30, 2014, $325,910 ($581,365 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $4,098 with approximately $1 resulting from the embedded derivative associated with our 6.75% note due 2014, $3 resulting from the embedded derivative associated with our 6.75% exchange notes due 2014, $1,895 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes, and the remaining $2,199 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $9,800 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is based on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility.The range of estimated fair market values of our embedded derivatives was between $185,583 and $181,403. We recorded the fair market value of our embedded derivatives at the midpoint of the range at $183,470 as of September 30, 2014. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

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

There were no changes in our internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consolidation in the industry could adversely affect our ability to compete in the U.S. cigarette market.  For example, RJ Reynolds’ proposed merger with Lorillard Tobacco Company, which would consolidate more than 80% of the United States cigarette market within the control of two cigarette manufacturers, could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse effect on our sales volume, operating income and cash flows.

We have significant liquidity commitments

We have certain liquidity commitments that could require the use of our existing cash resources. As of September 30, 2014, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months could include the following:

•	cash interest expense of approximately $98.0 million,

•	retirement of our 6.75% variable interest senior convertible notes of $92.6 million;

•	dividends on our outstanding common shares (currently at an annual rate of approximately $191.6 million),

•	Engle progeny installment payment of $3.5 million, and

•	other corporate expenses and taxes.

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
We and our subsidiaries have significant indebtedness and debt service obligations. At September 30, 2014, we and our subsidiaries had total outstanding indebtedness of $1.2 billion. Approximately $92.6 million  of our 6.75% convertible notes mature in 2014, $230 million of our 7.5% convertible notes mature in 2019 and $600 million of our 7.75% senior secured notes mature in 2021. The $600 million of our 7.75% senior secured notes due 2021 includes an additional $150 million of indebtedness we incurred in connection with the April 2014 offering. We incurred an additional $258.8 million of indebtedness in connection with the March 2014 offering of our 5.5% variable interest senior convertible notes due 2020. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

Other
Zoom’s e-cigarette business is subject to substantial risks, uncertainties and contingencies which include, without limitation, the challenges inherent in new product development initiatives, the ability to raise capital and manage the growth of its business, potential disputes concerning Zoom’s intellectual property, potential extensive government regulation or prohibition, technology obsolescence, market acceptance of Zoom’s products and competition from companies with greater resources.  Our exposure to Zoom, as of September 30, 2014, was approximately $10.7 million which was comprised primarily of Zoom’s inventory.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the three months ended September 30, 2014, except for approximately 5,195,856 shares of our common stock issued as a stock dividend on September 26, 2104. The issuance of the shares in connection with the stock dividend did not involve a "sale" under the Securities Act of 1933.

Item 6.    Exhibits

10.1	Performance-Based Restricted Share Award Agreement, pursuant to Vector Group Ltd. Management Incentive Plan, dated as of July 23, 2014 by and between Vector Group Ltd. and Howard M. Lorber.

12.1
Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2013 and for each of the nine months within the periods ended September 30, 2014 and 2013.

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

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and
Chief Financial Officer
Date:	October 31, 2014