Form 10-K
period 2014-12-31
VECTOR GROUP LTD
filed 2015-03-04
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☐  Yes  ☑ No
The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2014 was approximately $1.451 billion.
At March 4, 2015, Vector Group Ltd. had 116,728,566 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

VECTOR GROUP LTD.
FORM 10-K

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	27
Item 2.	Properties	27
Item 3.	Legal Proceedings	28
Item 4.	Mine Safety Disclosures	28

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; Executive Officers of the Registrant	29
Item 6.	Selected Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 8.	Financial Statements and Supplementary Data	58
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	58
Item 9A.	Controls and Procedures	58
Item 9B.	Other Information	60

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	61
Item 11.	Executive Compensation	61
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61
Item 13.	Certain Relationships and Related Transactions, and Director Independence	61
Item 14.	Principal Accounting Fees and Services	61

PART IV
Item 15.	Exhibits and Financial Statement Schedules	62
SIGNATURES		70
EX-4.4
EX-4.17
EX-12.1
EX-21
EX-23.1
EX-23.2
EX-23.3
EX-23.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-99.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1.	BUSINESS
Overview
Vector Group Ltd., a Delaware corporation, is a holding company and is principally engaged in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC (“Liggett”) and Vector Tobacco Inc. (“Vector Tobacco”) subsidiaries,

•	the sale of electronic cigarettes (“e-cigarettes”) in the United States through our Zoom E-Cigs LLC (“Zoom”) subsidiary, and

•
the real estate business through our New Valley LLC subsidiary, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 70.59% of Douglas Elliman Realty, LLC (“Douglas Elliman Realty”), which operates the largest residential brokerage company in the New York metropolitan area.

Financial information relating to our business segments can be found in Note 18 to our consolidated financial statements. Our significant business segments for the year ended December 31, 2014 were Tobacco, E-Cigarettes, and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The E-Cigarettes segment includes the operations of the Company's e-cigarette business. The Real Estate segment includes the Company’s investments in consolidated and non-consolidated real estate businesses.
Strategy
Our strategy is to maximize stockholder value by increasing the profitability of our subsidiaries in the following ways:
Liggett and Vector Tobacco

•	Capitalize upon our tobacco subsidiaries’ cost advantage in the U.S. cigarette market due to the favorable treatment that they receive under the Master Settlement Agreement (“MSA”);

•
Focus marketing and selling efforts on the discount segment, continue to build volume and margin in core discount brands (EAGLE 20’s, PYRAMID, GRAND PRIX, LIGGETT SELECT and EVE) and utilize core brand equity to selectively build distribution;

•	Continue product development to provide the best quality products relative to other discount products in the marketplace;

•	Increase efficiency by developing and adopting an organizational structure to maximize profit potential;

•	Selectively expand the portfolio of private and control label partner brands utilizing a pricing strategy that offers long-term list price stability for customers;

•	Identify, develop and launch relevant new tobacco products to the market in the future; and

•	Pursue strategic acquisitions of smaller tobacco manufacturers.
New Valley

•	Continue to grow Douglas Elliman Realty’s operations by utilizing its strong brand name recognition and pursuing strategic and financial opportunities;

•	Continue to leverage our expertise as direct investors by actively pursuing real estate investments in the United States and abroad which we believe will generate above-market returns;

•	Acquire operating companies through mergers, asset purchases, stock acquisitions or other means; and

•	Invest our excess funds opportunistically in situations that we believe can maximize stockholder value.
Tobacco Operations
General.  Liggett is the operating successor to Liggett & Myers Tobacco Company, which was founded in 1873. In April 2002, we acquired The Medallion Company, Inc. (“Medallion”), which is now known as Vector Tobacco and is a discount cigarette manufacturer selling product in the deep discount category, primarily under the USA and EAGLE brand names. In this report, certain references to “Liggett” refer to our tobacco operations, including the business of Liggett and Vector Tobacco, unless otherwise specified.

For the year ended December 31, 2014, Liggett was the fourth-largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett’s manufacturing facilities are located in Mebane, North Carolina where it manufactures most of Vector Tobacco’s cigarettes pursuant to a contract manufacturing agreement. At the present time, Liggett and Vector Tobacco have no foreign operations.
Liggett and Vector Tobacco manufacture and sell cigarettes in the United States. According to data from Management Science Associates, Inc., Liggett’s domestic shipments of approximately 8.9 billion cigarettes during 2014 accounted for 3.4% of the total cigarettes shipped in the United States during such year. Liggett’s market share increased 0.1% in 2014 from 3.3% in 2013. Market share in 2012 was 3.5%. Historically, Liggett produced premium cigarettes as well as discount cigarettes (which include among others, control label, private label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. In recent years, the discounting of premium cigarettes has become far more significant in the marketplace. This has led to some brands that were traditionally considered premium brands becoming more appropriately categorized as branded discount, following list price reductions. Liggett’s EVE brand falls into that category. All of Liggett’s unit sales volume in 2014, 2013 and 2012 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for more than a decade.
Liggett produces cigarettes in 117 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	EAGLE 20’s — a brand positioned in the deep discount segment for long-term growth re-launched as a national brand in 2013,

•	PYRAMID — the industry’s first deep discount product with a brand identity relaunched in the second quarter of 2009,

•	GRAND PRIX — re-launched as a national brand in 2005,

•	LIGGETT SELECT — a leading brand in the deep discount category,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category, and

•	USA and various Partner Brands and private label brands.
In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT represented 4.5% in 2014, 5.5% in 2013 and 7.0% in 2012 of Liggett’s unit volume. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX represented 5.6% in 2014, 7.2% in 2013 and 9.6% in 2012 of Liggett’s unit volume. In April 2009, Liggett repositioned PYRAMID as a box-only brand with a low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett’s family of brands with 61.1% of Liggett’s unit volume in 2014, 65.5% in 2013 and 62.7% in 2012. In January 2013, Liggett repackaged and relaunched EAGLE 20’s to distributors and retailers on a national basis. EAGLE 20’s is marketed to compete with brands positioned in the deep discount segment. EAGLE 20’s represented 13.4% in 2014 and 6.6% in 2013 of Liggett’s unit volume. According to Management Science Associates, Liggett held a share of approximately 11.8% of the overall discount market segment for 2014 compared to 11.6% for 2013 and 12.1% for 2012.
Under the MSA reached in November 1998 with 46 states and various territories, the three largest cigarette manufacturers must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market. Additionally, Vector Tobacco has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. cigarette market. We believe our tobacco subsidiaries have a sustainable cost advantage over their competitors as a result of the settlement.
Liggett’s and Vector Tobacco’s payments under the MSA are based on each respective company’s incremental market share above the minimum threshold applicable to each respective company. Thus, if Liggett’s total market share is 3%, its MSA payment is based on 1.35%, which is the difference between Liggett’s total market share of 3% and its approximate applicable grandfathered share of 1.65%. We anticipate that both Liggett’s and Vector Tobacco’s payment exemptions will be fully utilized in the foreseeable future.
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

Business Strategy.  Liggett’s business strategy is to capitalize upon its cost advantage in the United States cigarette market resulting from the favorable treatment our tobacco subsidiaries receive under settlement agreements with the states and the MSA. Liggett’s long-term business strategy is to continue to focus its marketing and selling efforts on the discount segment of the market, to continue to build volume and margin in its core discount brands (EAGLE 20’s, PYRAMID, GRAND PRIX, LIGGETT SELECT and EVE) and to utilize its core brand equity to selectively build distribution. Liggett intends to continue its product development to provide the best quality products relative to other discount products in the market place. Liggett will continue to seek increases in efficiency by developing and adapting its organizational structure to maximize profit potential.
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
Liggett’s customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer, McLane Company, Inc. (“McLane”) accounted for 19% of Liggett's revenues in 2014. Two customers, McLane and Core Mark International (“Core Mark”), accounted for 18% and 10%, respectively, of Liggett’s revenues in 2013. One customer, McLane, accounted for 17% of Liggett’s revenue in 2012. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers comprising Liggett’s customer base. Liggett’s largest customer represented approximately 11% of net accounts receivable at December 31, 2014. Liggett’s two largest customers, McLane and Core Mark, represented approximately 5% and 1%, respectively of net accounts receivable at December 31, 2013. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no security is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s expectations.
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
Manufacturing.  Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products may vary between premium and discount products. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett’s cigarettes, have historically been 30% to 35% less expensive than comparable domestic tobaccos. However, in recent years, domestic and foreign tobacco prices have begun to equalize. Liggett purchases its tobacco requirements from both domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 2014, the majority of Liggett’s commitments were for the purchase of foreign tobacco.
Liggett’s cigarette manufacturing facility was designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market 117 different cigarette brand styles including private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores. Liggett’s facility produced approximately 8.9 billion cigarettes in 2014, but maintains the capacity to produce approximately 17.0 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce most of its cigarettes at Liggett’s manufacturing facility in Mebane.
Competition.  Liggett’s competition is divided into two segments. The first segment is made up of the three largest manufacturers of cigarettes in the United States: Philip Morris USA Inc., RJ Reynolds Tobacco Company (which is now part of Reynolds American) (“RJ Reynolds”) and Lorillard Tobacco Company. These three manufacturers, while primarily premium cigarette-based companies, also produce and sell discount cigarettes.
In July 2014, RJ Reynolds and Lorillard announced plans to merge and approval of the transaction is currently pending with the United States Federal Trade Commission. Consolidation in the industry could have a material adverse effect on our ability to compete in the U.S. cigarette market.
The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell deep discount cigarettes. Our largest competitor in this segment is Commonwealth Brands, Inc., which was acquired by Imperial Tobacco in 2007.
Historically, there have been substantial barriers to entry into the cigarette business, including extensive distribution organizations, large capital outlays for sophisticated production equipment, substantial inventory investment, costly promotional spending, regulated advertising and, for premium brands, strong brand loyalty. However, after the MSA was signed, some smaller manufacturers and importers that are not parties to the MSA were able to overcome these competitive barriers due to their cost advantage resulting from the MSA. These smaller manufacturers and importers that are not parties to the MSA have been impacted in recent years by the state statutes enacted pursuant to the MSA and have seen a decline in volume after years of growth. However, these companies still have significant market share through competitive discounting in this segment.
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
According to Management Science Associates’ data, the unit sales of Philip Morris, RJ Reynolds, and Lorillard accounted in the aggregate for approximately 84.9% and 85.3% of the domestic cigarette market in 2014 and 2013, respectively. Liggett’s domestic shipments of approximately 8.9 billion cigarettes during 2014 accounted for 3.4% of the approximately 265 billion cigarettes shipped in the United States, compared to 9.1 billion cigarettes in 2013 (3.3%) and 10.1 billion cigarettes in 2012 (3.5%).
Industry-wide shipments of cigarettes in the United States have been declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments declined by approximately 3.0% (approximately 8.0 billion units) and 4.7% (approximately 13.4 billion units) in 2014 and 2013, respectively. Liggett’s management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years.
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
Philip Morris and RJ Reynolds dominate the domestic cigarette market with a combined market share of approximately 70.4% at December 31, 2014. Further, the proposed merger of RJ Reynolds and Lorillard Tobacco Company would consolidate more than 80% of the United States cigarette market within the control of two cigarette manufacturers. This concentration of United States market share makes it more difficult for Liggett to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse effect on its sales volume, operating income and cash flows.
E-Cigarettes
Our subsidiary, Zoom, entered the emerging United States e-cigarette market in limited retail distribution outlets in January 2014 with a cautious plan to minimize expense. In January of 2014, we announced the national rollout of our Zoom e-cigarette brand. Uncertainties regarding e-cigarettes are significantly greater today than they were a year ago and, at this point, the trend lines do not predict a bright future. In fact, we have seen significant changes in the e-cigarette market over the past year with disposable e-cigarettes in rapid decline, rechargeable e-cigarettes appearing to be in decline and open system vapor products, that feature refillable tanks and use low-cost flavored liquids, demonstrating mixed results with limited category volume growth but rapidly declining prices. Additionally, we believe uncertainties related to the regulation of e-cigarettes, including open system vapor products, exist. Given this backdrop, our primary focus on the e-cigarette product is to limit risk while staying prepared to pursue opportunities if they occur and, for the time being, seeking to maintain our existing distribution. Zoom incurred approximately $1.0 million in operating losses during 2013 relating to startup costs and operating losses of $13.1 million in 2014.

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
The cigarette industry continues to be challenged on numerous fronts. The industry is facing increased pressure from anti-smoking groups and continued smoking and health litigation, the effects of which, at this time, we are unable to quantify. Product liability litigation, particularly in Florida in the Engle progeny cases, continues to adversely affect the cigarette industry. See Item 1A. “Risk Factors,” Item 3. “Legal Proceedings” and Note 14 to our consolidated financial statements, which contain a description of litigation.
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
The MSA and Other State Settlement Agreements
In March 1996, March 1997, and March 1998, Liggett entered into settlements of tobacco-related litigation with 45 states and territories. The settlements released Liggett from all tobacco-related claims within those states and territories, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.
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

Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 3.4% of the total cigarettes sold in the United States in 2014. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year.
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
Prior to December 31, 2013, we accounted for our interest in Douglas Elliman under the equity method. We recorded income of $23.0 million for the period from January 1, 2013 to December 13, 2013 and $16.7 million in 2012 associated with Douglas Elliman Realty.
Real Estate Brokerage Business.  Douglas Elliman Real Estate is engaged in the real estate brokerage business through its seven subsidiaries. The seven brokerage companies have 79 offices with approximately 5,500 real estate agents in the metropolitan New York area as well as South Florida, Beverly Hills, California and Aspen. The companies achieved combined sales of approximately $18.2 billion of real estate in 2014, approximately $14.9 billion of real estate in 2013 and approximately $12.4 billion of real estate in 2012. Douglas Elliman Real Estate was ranked as the fourth-largest residential brokerage company in the United States in 2012 based on closed sales volume by the Real Trends broker survey. Douglas Elliman had revenues of $543.2 million in 2014, $435.6 million in 2013, and $378.2 million in 2012.
The New York City brokerage operation was founded in 1911 and has grown to be one of Manhattan’s leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has 21 New York City offices, with approximately 2,749 real estate agents, and had sales volume of approximately $11.5 billion of real estate in 2014, approximately $9.6 billion of real estate in 2013, and approximately $8.4 billion of real estate in 2012.
The Long Island brokerage operation is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island with 37 offices and approximately 1,927 real estate agents. During 2014, the Long Island brokerage operation closed approximately 7,950 transactions, representing sales volume of approximately $4.9 billion of real estate. This compared to approximately 7,650 transactions, representing sales volume of approximately $4.2 billion of real estate in 2013, and approximately 6,350 transactions closed in 2012, representing approximately $3.6 billion of real estate. Douglas Elliman of LI serves approximately 250 communities in Long Island and Queens, New York.

The Westchester brokerage operation operates in Northern Westchester County, a suburban area north of New York City, with six offices located in the towns of Chappaqua, Armonk, Bedford, Sommers, Pleasantville and Katonah. The offices had approximately 189 real estate agents and closed approximately 590 transactions, representing sales volume of $453.5 million of real estate in 2014.
In December 2013, Douglas Elliman Realty acquired from an affiliate of New Valley the membership interest in the Florida brokerage operation. Douglas Elliman Florida, LLC operates in South Florida with nine offices located in downtown Miami, Miami Beach, North Miami, Ft. Lauderdale, Boca Raton and Palm Beach. The offices have approximately 600 real estate agents and closed approximately 1,100 transactions, representing sales volume of $1.2 billion of real estate in 2014.
Douglas Elliman also had operations in California, Colorado and Connecticut and these operations generated sales volume of approximately $190 million in 2014.
Douglas Elliman Real Estate operates as a broker in residential real estate transactions. In performing these services, the company has historically represented the seller, either as the listing broker, or as a co-broker in the sale. In acting as a broker for the seller, their services include assisting the seller in pricing the property and preparing it for sale, advertising the property, showing the property to prospective buyers, and assisting the seller in negotiating the terms of the sale and in closing the transaction. In exchange for these services, the seller pays to the company a commission, which is generally a fixed percentage of the sales price. In a co-brokered arrangement, the listing broker typically splits its commission with the other co-broker involved in the transaction. The company also offers buyer brokerage services. When acting as a broker for the buyer, its services include assisting the buyer in locating properties that meet the buyer’s personal and financial specifications, showing the buyer properties, and assisting the buyer in negotiating the terms of the purchase and closing the transaction. In exchange for these services, a commission is paid to the company which also is generally a fixed percentage of the purchase price and is usually, based upon a co-brokerage agreement with the listing broker, deducted from, and payable out of, the commission payable to the listing broker. With the consent of a buyer and seller, subject to certain conditions, the company may, in certain circumstances, act as a selling broker and as a buying broker in the same transaction. The company’s sales and marketing services are provided by licensed real estate sales persons or associate brokers who have entered into independent contractor agreements with the company. The company recognizes revenue and commission expenses upon the consummation of the real estate sale.
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
In the brokerage company’s traditional business of residential real estate sales and marketing, it competes with multi-office independent real estate organizations and, to some extent, with franchise real estate organizations, such as Century-21, ERA, RE/MAX International, Sotheby’s International Realty, Better Homes and Gardens Real Estate, Berkshire Hathaway HomeServices, and Coldwell Banker. Douglas Elliman believes that its major competitors in 2015 will also increasingly include multi-office real estate organizations, such as GMAC Home Services, NRT LLC (whose affiliates include the New York City-based Corcoran Group) and other privately-owned companies. Residential brokerage firms compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, recently to a greater degree, price.

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
RESPA and state real estate brokerage laws restrict payments that real estate brokers, title agencies, mortgage bankers, mortgage brokers and other settlement service providers may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance and title insurance). Such laws may, to some extent, restrict preferred alliance and other arrangements involving our real estate franchise, real estate brokerage, settlement services and relocation businesses. In addition, our relocation and title and settlement services businesses, RESPA and similar state laws require timely disclosure of certain relationships or financial interests with providers of real estate settlement services.
On November 17, 2008, the United States Department of Housing and Urban Development (“HUD”) published a rule that seeks to simplify and improve disclosures regarding mortgage settlement services and encourage consumers to compare prices for such services by consumers. The material provisions of the rule include: new Good Faith Estimate (“GFE”) and HUD-1 forms, permissibility of average cost pricing by settlement service providers, implementation of tolerance limits on various fees from the issuance of the GFE and the HUD-1 provided at closing, and disclosure of the title agent and title underwriter premium splits. To date, there has not been any material impact (financial or otherwise) to us arising out of compliance with these new rules.
Pursuant to the Dodd-Frank Act, administration of RESPA has been moved from HUD to the new Consumer Financial Protection Bureau (“CFPB”) and it is possible that the practices of HUD, taking very expansive broad readings of RESPA, will continue or accelerate at the CFPB creating increased regulatory risk. RESPA also has been invoked by plaintiffs in private litigation for various purposes.
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
The “Douglas Elliman” trade name is a registered trademark in the United States. The name has been synonymous with the most exacting standards of excellence in the real estate industry since Douglas Elliman’s formation in 1911. Other trademarks used extensively in Douglas Elliman’s business, which are owned by Douglas Elliman and registered in the United States, include “We are New York,” “Bringing People and Places Together,” “If You Clicked Here You’d Be Home Now” and “Picture Yourself in the Perfect Home.”
The taglines “From Manhattan to Montauk” and “askelliman.com” are used extensively in the Douglas Elliman’s brokerage operations. In addition, Douglas Elliman’s brokerage operation continues to use the trade names of certain companies that it has acquired.
Residential Property Management Business.  Douglas Elliman Realty is also engaged in the management of cooperatives, condominiums and apartments though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management and is the leading New York City based manager of apartments, cooperatives and condominiums in the New York metropolitan area according to a survey in the September 2013 issue of The Real Deal. Residential Management Group provides full service third-party fee management for approximately 330 properties, representing approximately 45,600 units in New York City, Nassau County, Northern New Jersey and Westchester County. Among the notable properties currently managed are the Dakota, Museum Tower, London Terrace, Olympic Tower Condominium, Manhattan House, CitySpire Condominium and The Sovereign buildings in New York City. Residential Management Group employs approximately 265 people, of whom approximately 186 work at Residential Management Group’s headquarters and the remainder at remote offices in the New York metropolitan area.
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

•	Indian Creek. We owned an 80% interest in a residential real estate project located in Indian Creek Village, Florida. In May 2014, we sold the Indian Creek property for $14.4 million.

•	Milanosesto Holdings. We own an approximate 7.2% interest in an entity that is developing a 322-acre site in Milan, Italy into multi-parcel, multi-building mixed use urban regeneration project.
Condominium and Mixed-Use Development

•
10 Madison Square Park West. We own an approximate 5% interest in a joint venture that is developing 10 Madison Square West. The joint venture is converting a 260,000-square-foot office building into a luxury residential condominium in the Flatiron District / NoMad neighborhood of Manhattan and is expected to be completed by February 2016.

•
The Whitman. We own an approximate 12% interest in a joint venture which owns The Whitman, a luxury residential condominium, which is located in the Flatiron District / NoMad neighborhood of Manhattan in New York City. Construction has been completed and three of the four units have been sold in 2013 and the remaining unit was sold in 2014.

•
The Marquand. We own an approximate 18% interest in a joint venture that is converting a 12-story residential rental building into a luxury residential condominium. The building is located in Manhattan’s Upper East Side. Eight of the 29 units were sold in 2014 and construction is expected to be completed by August 2015.

•
11 Beach Street. We own an approximate 49.5% interest in a joint venture that is converting a 10-story, 250,000-square-foot office building into a luxury residential condominium. The building is located in the TriBeCa neighborhood of Manhattan and construction began in May 2014 and is expected to be completed by July 2016.

•
20 Times Square. We own an approximate 11.5% interest in a joint venture that is developing a 340,000-square-foot multi-use project located in Times Square in Manhattan. The development includes retail space, hotel space and signage. Construction has started and is expected to be completed by August 2017.

•
111 Murray Street. We own a 25% interest (and a related note receivable) in a joint venture that is developing a mixed-use property that includes both commercial space and a 139-unit luxury residential condominium in the TriBeCa neighborhood of Manhattan. Development began in 2014 and is expected to be completed by March 2018.

•
160 Leroy Street.  We own an approximate 5% interest in a development site in the West Greenwich Village neighborhood of Manhattan. The site is being developed as a high-rise condominium that will face the Hudson River. Development is expected to begin in July 2015 and be completed by March 2018.

•
PUBLIC Chrystie House. We own an approximate 18.4% interest in a joint venture that owns a land development site in the Lower East Side neighborhood of Manhattan. The joint venture plans to develop the property into a 29-story mixed-use property with PUBLIC, an Ian Schrager-branded boutique hotel, and luxury condominium residences. Development began in 2014 and is expected to be completed by February 2017.

•
25-19 43rd Avenue - The Dutch LIC. New Valley owns a 9.9% interest in a nine story, 87,000 square foot, condominium development in Long Island City, New York. Construction of the 86-unit building commenced in September 2014 and is anticipated to be completed by December 2016.

•
Queens Plaza South. We own an approximate 45.4% interest in a joint venture that has purchased a pre-war Art Deco-style building and a neighboring building in Queens, New York. The joint venture plans to develop a new apartment tower with 287,000 square feet of residential space and 10,000 square feet of retail space. Development began in 2014 and is expected to be completed by February 2016.

•
8701 Collins Avenue.  We own a 15% interest in the Howard Johnson’s Dezerland Beach hotel in Miami Beach, Florida, which will be redeveloped into modern hotel and residential condominium units. Development is expected to begin in 2015 and be completed by July 2017.

•
125 Greenwich Street.  We own a 10.4% interest in land near the World Trade Center Assemblage building which will be developed into a high-rise condominium site along with a retail base. Development is expected to begin in 2015.

•
9040 Sunset Boulevard. We own a 48.5% interest in a property at 9040 Sunset Boulevard which will be developed into a high-rise hotel and condominium complex. Development is expected to begin in 2015 and be completed by April 2018.

Apartment Buildings

•	Maryland Portfolio. We own an approximate 7.5% indirect interest in a joint venture that owns approximately 5,500 apartment units primarily located in Baltimore County, Maryland.

•
ST Portfolio.  We own a 16.4% interest in four Class A multi-family rental assets in partnership with Winthrop Realty Trust. The four buildings are located in: Houston, Texas; Phoenix, Arizona; San Pedro, California; and Stamford, Connecticut. The buildings include 761 apartment units and 25,000 square feet of retail space. The San Pedro, California building was sold in 2014 and the proceeds were used to pay down debt.

Hotels

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

•
Coral Beach.  We own a 49% interest in a joint venture that owns a 52-acre site in Bermuda. The property consists of the Horizons Hotel, which includes 56 hotel units, and Coral Beach and Tennis Club, which includes 31 hotel units, in Bermuda. The Coral Beach and Tennis Club is open while the Horizons hotel is closed. Renovation began on the Coral Beach and Tennis Club in 2014.

In our real estate investment business, we seek to acquire investment interests in domestic and international real estate projects through debt and equity investments. We focus on investing in well-located real estate assets that generate, or have the potential to generate, long-term, predictable and sustainable cash flows with attractive growth and development potential. We believe our ownership of Douglas Elliman provides us with a strategic advantage through its relationships with developers in New York City as well as its knowledge of the New York City residential real estate market. We and our partners seek to enhance the cash flows and returns from our investments by using varying levels of leverage. In addition, we and our partners may earn incentives on certain investments if the investments achieve rates of return that exceed targeted thresholds. Our real estate investments are located in the United States, Italy, Bermuda and the French West Indies and we may pursue growth in other markets where we identify attractive opportunities to invest in or acquire assets and to achieve strong risk-adjusted returns. We strive to invest at attractive valuations, capitalize on distressed situations where possible, create opportunities for superior valuation gains and cash flow returns and monetize assets at appropriate times to realize value. Our portfolio as of December 31, 2014 included interests in the 18 properties discussed above. As of December 31, 2014, our real estate investment business held interests in joint ventures recorded on our financial statements at approximately $163.5 million and approximately $10.6 million in consolidated real estate investments.
For additional information concerning these investments, see Note 7 to our consolidated financial statements.
Ladenburg Thalmann
We own 14,191,205 common shares of Ladenburg Thalmann Financial Services Inc. (NYSE MKT: LTS), which represents beneficial ownership of approximately 8.2% of the LTS shares. LTS is engaged in independent brokerage and advisory services, investment banking, equity research, institutional sales and trading, asset management services, life insurance brokerage and trust services through New Valley’s former subsidiary Ladenburg Thalmann & Co. Inc. and LTS’s other principal subsidiaries, Securities America, Inc., Triad Advisors, Inc., Investacorp, Inc., KMS Financial Services Inc., Securities Service Network, Inc., Highland Capital Brokerage, Inc., Ladenburg Thalmann Asset Management Inc. and Premier Trust, Inc. LTS is registered under the Securities Act of 1934 and files periodic reports and other information with the SEC.

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
In November 2011, we were part of a consortium, which included Dr. Phillip Frost, who is the beneficial owner of approximately 15.3% of our common stock, and Mr. Lampen, that agreed to provide a five-year loan to LTS of approximately $160.7 million. The loan is due November 4, 2016 and bears an interest rate of 11% per annum. The lenders received a 0.50% funding fee and warrants to purchase a total of 10,713,333 LTS shares at $1.68 per share. We lent LTS $15 million and received 1,000,000 warrants. As of December 31, 2014, $2.8 million of principal of the LTS loan remained outstanding.
On May 22, 2013, we purchased in a public offering 240,000 shares of LTS’s 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share) (“LTS Preferred”) for $6.0 million. LTS pays a monthly cumulative dividend of 8% per annum on the LTS Preferred. LTS, at its option, may redeem any or all of the LTS Preferred at $25.00 per share plus any accumulated and unpaid dividends on or after May 24, 2018.
Other Investments
Castle Brands.  We own 12,671,159 shares of Castle Brands Inc. (NYSE MKT: ROX), a publicly-traded developer and importer of premium branded spirits, which represents beneficial ownership of approximately 8.0% of the Castle shares. Mr. Lampen is serving as the President, Chief Executive Officer and a director of Castle. Mr. Beinstein, a director of Vector, is also a director of Castle. See Note 16 to our consolidated financial statements. In 2013, we purchased in a private placement $200,000 of Castle’s convertible debt, which bears interest at 5% per annum, is convertible into 222,222 shares of Castle common stock and is due on December 15, 2018.
Long-Term Investments.  As of December 31, 2014, long-term investments consisted primarily of investments in investment partnerships of approximately $40.3 million. In the future, we may invest in other investments including limited partnerships, real estate investments, equity securities, debt securities and certificates of deposit depending on risk factors and potential rates of return.
Employees
At December 31, 2014, we had 1,090 employees, of which approximately 483 were employed by Douglas Elliman primarily in the New York area, 296 were employed at Liggett’s Mebane facility and approximately 289 were employed in sales and administrative functions at Liggett Vector Brands LLC (“LVB”), which coordinates our tobacco and e-cigarettes subsidiaries’ sales and marketing efforts, along with certain support functions. Approximately 20% of our employees are hourly employees, who are represented by unions. We have not experienced any significant work stoppages since 1977, and we believe that relations with our employees and their unions are satisfactory.
Available Information
Our website address is www.vectorgroupltd.com. We make available free of charge on the Investor Relations section of our website (http://vectorgroupltd.com/investorrelations) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. We also make available through our website other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter and Corporate Governance and Nominating Committee charter have been posted on the Investor Relations section of our website and are also available in print to any shareholder who requests it. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

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
During 2015, we have certain liquidity commitments that could require the use of our existing cash resources. As of December 31, 2014, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months include the following:

•	cash interest expense of approximately $95.8 million,

•	$25.0 million of our 6.75% convertible notes mature in 2015, which were converted into 2,227,553 shares of our common stock in February 2015,

•	$3.5 million Engle progeny installment payment to be paid in 2015,

•	dividends on our outstanding common shares of approximately $193.9 million, and

•	other corporate expenses and taxes.
In order to meet the above liquidity requirements as well as other liquidity needs in the normal course of business, we will be required to use cash flows from operations and existing cash and cash equivalents. Should these resources be insufficient to meet the upcoming liquidity needs, we may also be required to liquidate investment securities available for sale and other long-term investments, or, if available, draw on Liggett’s credit facility. While there are actions we can take to reduce our liquidity needs, there can be no assurance that such measures will be successful.
We and our subsidiaries have a substantial amount of indebtedness.
We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2014, we and our subsidiaries had total outstanding indebtedness of $1.1 billion. In addition, the indenture governing our 7.75% senior secured notes due 2021 contains covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to incur additional indebtedness.
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
We are a holding company and have no operations of our own. We hold our interests in our various businesses through our wholly-owned subsidiaries, VGR Holding LLC and New Valley. In addition to our own cash resources, our ability to pay interest on our debt and to pay dividends on our common stock depends on the ability of VGR Holding and New Valley to make cash available to us. VGR Holding’s ability to pay dividends to us depends primarily on the ability of Liggett, its wholly-owned subsidiary, to generate cash and make it available to VGR Holding. Liggett’s revolving credit agreement with Wells Fargo Bank, N.A. contains a restricted payments test that limits the ability of Liggett to pay cash dividends to VGR Holding. The ability of Liggett to meet the restricted payments test may be affected by factors beyond its control, including Wells Fargo’s unilateral discretion, if acting in good faith, to modify elements of such test.
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
The indenture governing the senior secured notes contain restrictive covenants, which, among other things, restrict our ability to pay certain dividends or make other restricted payments or enter into transactions with affiliates if our Consolidated EBITDA, as defined in the indenture, is less than $75 million for the four quarters prior to such transaction. Our Consolidated EBITDA for the four quarters ended December 31, 2014 exceeded $75 million.
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
Liggett is considerably smaller and has fewer resources than its major competitors, and, as a result, has a more limited ability to respond to market developments. Management Science Associates’ data indicate that the three largest cigarette manufacturers controlled approximately 84.9% of the United States cigarette market during 2014. Philip Morris is the largest manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had approximately 60.8% of the premium segment and 47.3% of the total domestic market during 2014. During 2014, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 3.4%. Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, historically, because of their dominant market share, have been able to determine cigarette prices for the various pricing tiers within the industry.
Consolidation in the industry could adversely affect our ability to compete in the U.S. cigarette market. For example, RJ Reynolds’ proposed merger with Lorillard Tobacco Company, which would consolidate more than 80% of the United States cigarette market within the control of two cigarette manufacturers, could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse effect on our sales volume, operating income and cash flows. Further, as part of the proposed merger, RJ Reynolds and Lorillard Tobacco Company will divest four of their brands to Imperial Tobacco PLC, our largest competitor for the sale of deep discount cigarettes.

Liggett’s business is highly dependent on the discount cigarette segment.
Liggett depends more on sales in the discount cigarette segment of the market, relative to the full-price premium segment, than its major competitors. Since 2004, all of Liggett’s unit volume was generated in the discount segment. The discount segment is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. While the three major manufacturers all compete with Liggett in the discount segment of the market, the strongest competition for market share has come from a group of smaller manufacturers and importers, most of which sell low quality, deep discount cigarettes. While Liggett’s share of the discount market was 11.8% in 2014, 11.6% in 2013 and 12.1% in 2012, Management Science Associates’ data indicate that the discount market share of these other smaller manufacturers and importers was approximately 34.1% in 2014, 33.7% in 2013, and 34.4% in 2012. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only current market segment could be negatively affected, which in turn could negatively affect the value of our common stock.
Liggett’s market share is susceptible to decline.
For a number of years prior to 2000, Liggett suffered a substantial decline in market share. Liggett’s market share increased in 2014, after having declined in 2013 and 2012. Liggett's market share increased during each of the years between 2000 and 2011 (except for 2008, which was unchanged). This earlier market share erosion resulted in part from Liggett’s highly leveraged capital structure that existed until December 1998 and its limited ability to match other competitors’ wholesale and retail trade programs, obtain retail shelf space for its products and advertise its brands. These declines also resulted from adverse developments in the tobacco industry, intense competition and changes in consumer preferences which have continued up to the current time. According to Management Science Associates’ data, Liggett’s overall domestic market share during 2014 was 3.4% compared to 3.3% during 2013, and 3.5% during 2012. Liggett’s share of the discount segment was 11.8% during 2014, 11.6% during 2013 and 12.1% during 2012. Liggett’s overall market share increased by 0.1% in 2014 after declining by 0.2% in 2013. If it were to decline substantially in the future, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
The domestic cigarette industry has experienced declining unit sales in recent periods.
Industry-wide shipments of cigarettes in the United States have been declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 3.0% in 2014 as compared to 2013, and by approximately 4.7% in 2013 as compared to 2012. We believe that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to high cigarette price levels in recent years plus the growing popularity of e-cigarettes. If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
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
On June 22, 2009, the President signed into law the Family Smoking Prevention and Tobacco Control Act (the “Tobacco Control Act”). The law grants FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from banning all cigarettes or all smokeless tobacco products. Among other measures, the law (under various deadlines):

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
It is likely that the new tobacco law could result in a decrease in cigarette sales in the United States, including sales of Liggett’s and Vector Tobacco’s brands. Total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by FDA under the new tobacco law. Costs, however, could be substantial and could have a material adverse affect on the companies’ financial condition, results of operations, and cash flows. In addition, FDA has a number of investigatory and enforcement tools available to it. Failure to comply with the new tobacco law and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on the business, financial condition and results of operation of both Liggett and Vector Tobacco. At present, we are not able to predict whether the new tobacco law will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry, thus affecting our competitive position.
Litigation will continue to harm the tobacco industry.
Liggett could be subjected to substantial liabilities and bonding requirements from litigation relating to cigarette products. Adverse judgments could have a negative impact on our ability to operate due to their impact on cash flows. We and our Liggett subsidiary, as well as the entire cigarette industry, continue to be challenged on numerous fronts, particularly with respect to the Engle progeny cases in Florida (described below). New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2014, in addition to the Engle progeny cases, there were 47 individual product liability lawsuits, four purported class actions and one health care cost recovery action pending in the United States in which Liggett and/or us were named defendants. It is likely that similar legal actions, proceedings and claims will continue to be filed against Liggett. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pled in certain cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any tobacco-related litigation could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Liggett could face difficulties in obtaining a bond to stay execution of a judgment pending appeal.
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

Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, former class members had until January 2008 to file individual lawsuits. Cases were commenced on behalf of approximately 8,000 plaintiffs. Lawsuits by individuals requesting the benefit of the Engle ruling are referred to as the “Engle progeny cases.” In October 2013, the Company announced a settlement of the claims of approximately 4,900 of the remaining 5,300 Engle progeny plaintiffs. Notwithstanding this comprehensive settlement, the claims of approximately 320 state court Engle progeny plaintiffs remain outstanding. As of December 31, 2014, there were 13 Engle progeny cases currently scheduled for trial in 2015. Through December 31, 2014, 14 adverse verdicts had been entered against Liggett in Engle progeny cases. Several of these were affirmed on appeal and were satisfied by Liggett. The remaining verdicts are at various stages of appeal although appellate efforts, to date, have not been successful. Liggett faces outstanding judgments of $28.2 million, plus interest and attorney fees, for the cases currently on appeal.
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
Liggett may have additional payment obligations under the MSA.
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
In September 2013, the panel issued its decisions with respect to the 15 states that did not enter into the stipulated partial settlement and award, finding that six states did not diligently enforce their MSA escrow statutes in 2003. As a result, in April 2014, Liggett received a credit for the 2003 NPM Adjustment, in the amount of $6.4 million including interest. This amount was recognized in the third quarter of 2013. All six of the states that were found to be non-diligent have filed motions in state court seeking to vacate the arbitration award. No assurance can be given as to the ultimate outcome of these challenges.
For 2003 - 2013, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco paid subject to dispute, withheld payment or paid into a disputed payment account the amounts associated with these NPM Adjustments.
“Gross” v. “Net” Calculations.  In October 2004, the independent auditor notified all Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, had been re-calculated using “net” units, rather than “gross” units (which had been used since 1999). Liggett objected to this retroactive change and disputed the change in methodology.
In December 2012, the parties arbitrated the dispute. In February 2013, the arbitrators ruled that the independent auditor was precluded from recalculating Liggett’s 1.645% grandfathered market share (“GFMS”) exemption. The arbitrators further ruled that, for purposes of calculating Liggett’s payment obligations, Liggett’s market share, calculated on a net basis, should be increased by a factor of 1.25%. Liggett filed a motion seeking correction of the part of the arbitrators’ decision that would require the 1.25% increase in Liggett’s market share. The states objected to Liggett’s motion.
In October 2014, the panel issued a Corrected Final Award that eliminated the 1.25% adjustment increase. The panel further determined that the independent auditor shall compute Liggett’s market share for all years after 2000 on a “net” basis, but, adjust that computation to approximate “gross” market share by using actual returned product data for each year. Liggett plans to work with the independent auditor to determine the amount owed for years 2001 - 2013, consistent with the Corrected Final Award. Liggett accrued $8.5 million for this matter.
Liggett may have additional payment obligations under its individual state settlements.
In 2004, the Attorneys General of Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements and no amounts have been accrued in our consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Mississippi and Texas. In February 2012, Mississippi provided Liggett with a 60-day notice that the state intended to pursue its remedies if Liggett did not cure its alleged defaults. Liggett responded to Mississippi’s letter but has heard nothing further on the matter. There can be no assurance that Liggett will prevail in the remaining matters and that Liggett will not be required to make additional material payments, which payments could materially adversely affect our consolidated financial position, results of operations or cash flows and the value of our common stock.
Zoom is subject to risks relating to the industry in which it operates

Zoom’s e-cigarette business is subject to substantial risks, uncertainties and contingencies which include, without limitation, the challenges inherent in new product development initiatives, the ability to raise capital and manage the growth of its business, potential disputes concerning Zoom’s intellectual property, potential extensive government regulation or prohibition, technology, obsolescence, and market acceptance of Zoom’s products. Zoom is considerably smaller and has fewer resources than its major competitors, and, as a result, has a more limited ability to respond to market developments. Our exposure to Zoom, as of December 31, 2014, was approximately $8.1 million which was comprised primarily of Zoom’s inventory.
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
Any of the following could be associated with cyclicality in the real estate market by halting or limiting a recovery in the residential real estate market, and have an adverse effect on our business by causing periods of lower growth or a decline in the number of home sales and/or property prices which, in turn, could adversely affect our revenue and profitability:

•	periods of economic slowdown or recession;

•	rising interest rates;

•	the general availability of mortgage financing, including:

•	the impact of the recent contraction in the subprime and mortgage markets generally; and

•	the effect of more stringent lending standards for home mortgages;

•	a negative perception of the market for residential real estate;

•	commission pressure from brokers who discount their commissions;

•	an increase in the cost of homeowners’ insurance;

•	weak credit markets;

•	a low level of consumer confidence in the economy and/or the real estate market;

•	instability of financial institutions;

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
New Valley is heavily dependent on the performance of the real estate market in the New York metropolitan area. New Valley’s business primarily depends on the performance of the real estate market in the New York metropolitan area. Our real estate brokerage businesses and our investments in real estate developments are largely located in the New York metropolitan area. Further, as of December 31, 2014, we had investments in or were developing eleven projects in the New York metropolitan area. Douglas Elliman Real Estate’s residential brokerage business primarily depends on volumes of sales transactions and sales prices for residential property in New York metropolitan area. If volumes of residential property sales transactions in the New York metropolitan area decrease, the aggregate sales commission earned by Douglas Elliman Real Estate on sales transactions is also likely to decrease. Our business is and may continue to be heavily dependent on the continued growth of the property market in the New York metropolitan area, and any adverse developments in the supply and demand or in property prices in these areas would have an adverse effect on our financial condition and results of operations.
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
New Valley is dependent on the attractiveness of New York City as a place to live and its status as an international center for business and commerce. Through its investments in Douglas Elliman Real Estate and eleven developments in the New York Metropolitan area, New Valley is dependent on the attractiveness of New York City as a place to live. If New York City’s economy stagnates or contracts or if there are significant concerns or uncertainty regarding the strength of New York City’s economy, due to domestic, international or global macroeconomic trends or other factors (including, in particular, any matters which adversely affect New York City’s status as an international center for business and commerce or the economic benefits of New York City’s financial services industry), the New York metropolitan area may become a less attractive place to live, work, study or to own residential property for investment purposes. The attractiveness of New York City as a place to live, work, study or to own residential property for investment purposes may also be negatively affected by other factors, including high residential property sales prices or rents (or a risk or perceived risk of a fall in sales prices in the future), high costs of living, and negative perceptions surrounding quality of life, safety and security (including the risk or perceived risk of acts of terrorism or protests).
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
Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our agents, our growth strategies or the ordinary course of our business or our brokerage business. Other incidents may arise from events that are or may be beyond our ability to control and may damage our brand, such as actions taken (or not taken) by one or more agents relating to health, safety, welfare or other matters; litigation and claims; failure to maintain high ethical and social standards for all of our operations and activities; failure to comply with local laws and regulations; and illegal activity targeted at us or others. Douglas Elliman Real Estate’s brand value could diminish significantly if any such incidents or other matters erode consumer confidence in it, which may result in a decrease in its total agent count and, ultimately, lower continuing franchise fees and annual dues, which in turn would adversely affect its business and operating results.
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
The financial results of Douglas Elliman Real Estate’s real estate brokerage business is affected directly by the success of its agents. Douglas Elliman Real Estate’s real estate brokerage offices generate revenue in the form of commissions and service fees. Accordingly, its financial results depend upon the operational and financial success of its brokerage offices and their agents.
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
Moreover, unauthorized third parties may use Douglas Elliman Real Estate’s intellectual property to trade on the goodwill of its brand, resulting in consumer confusion or dilution. Any reduction of its brand’s goodwill, consumer confusion, or dilution is likely to impact sales, and could adversely affect its business and operating results.
Douglas Elliman Real Estate relies on traffic to its websites, including its flagship website, elliman.com, directed from search engines. If these websites fail to rank prominently in unpaid search results, traffic to these websites could decline and its business would be adversely affected. Douglas Elliman Real Estate’s success depends in part on its ability to attract users through unpaid Internet search results on search engines. The number of users it attract to its websites, including its flagship website elliman.com, from search engines is due in large part to how and where its websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to Douglas Elliman Real Estate’s websites may not be prominent enough to drive traffic to its websites, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing services or the services of one or more of its competitors. It websites have experienced fluctuations in search result rankings in the past, and it anticipates fluctuations in the future. Any reduction in the number of users directed to its websites could adversely affect its real estate brokerage business and results of operations. Further, a failure of Douglas Elliman Real Estate’s websites or website-based technology, which are subject to factors beyond our control, could significantly disrupt its business and lead to reduced revenue and reputational damage as Douglas Elliman Real Estate may not be able to effectively scale and adapt its existing technology and network infrastructure to ensure its platforms is accessible.
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
In addition, where the real estate developments in which we invest hire general contractors, unforeseen events such as the bankruptcy of, or an uninsured or under-insured loss claimed against, the general contractor, may sometimes result in the real estate developer becoming responsible for the losses or other obligations of the general contractor. The costs of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies may be limited. There can be no assurance that this coverage will not be further restricted and become more costly. If the real estate developments in our real estate portfolio are not able to obtain adequate insurance against these claims in the future, our business and results of operations will be adversely affected.
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

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and that of our clients and personally identifiable information of our customers. Additionally, we increasingly rely on third-party data storage providers, including cloud storage solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures. While we and our third-party service providers have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. Cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personally identifiable information) and the disruption of business operations. Our business interruption insurance may be insufficient to compensate us for losses that may occur. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.
We depend on our key personnel.
We depend on the efforts of our executive officers and other key personnel. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations.
We have concluded that there are material weaknesses in our internal control over financial reporting, which have not been fully remediated as of the filing date of this Form 10-K and we cannot assure you that other material weaknesses will not be identified in the future. If we fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected.
As reported in "Item 9A: Controls and Procedures" of this Form 10-K, we have concluded that there are material weaknesses in our internal control over financial accounting and we did not maintain effective monitoring controls in certain areas relating to year-end financial reporting process at Douglas Elliman Realty, LLC for the year ended December 31, 2014 and these material weaknesses have not been fully remediated as of the filing date of this Form 10-K. Nonetheless, since the identification of the material weaknesses, management has begun the evaluation process associated with the remediation of these weaknesses and will continue to take measures, including engaging service providers that may be necessary and advisable to address these weaknesses. We could incur significant expense and devote management resources in remediating these material weaknesses in 2015.
It is necessary for us to maintain effective internal control over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures so that we can provide timely and reliable financial and other information. A failure to maintain adequate internal controls may adversely affect our ability to provide financial statements that accurately reflect our financial condition and timely report information. This could cause investors to lose confidence in our reported financial and other information, cause our securities to trade at a decreased price and cause an adverse effect on our business and results of operations. A failure to correct material weaknesses in our internal controls could result in restatements of financial statements and correction of other information filed with the SEC.
The price of our common stock may fluctuate significantly.
The trading price of our common stock has ranged between $18.45 and $23.30 per share over the past 52 weeks. We expect that the market price of our common stock will continue to fluctuate.
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

•
the failure or significant disruption of our operations from various causes related to our critical information technologies and systems including cybersecurity threats to our data and customer data as well as reputational or financial risks associated with a loss of any such data;

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
At December 31, 2014, we had outstanding options granted to employees, including restricted shares, to purchase approximately 4,405,427 shares of our common stock, with a weighted-average exercise price of $10.02 per share, of which options 1,522,748 shares were exercisable at December 31, 2014. We also have outstanding convertible notes and debentures maturing in February 2015, January 2019 and April 2020, which are currently convertible into 25,936,621 shares of our common stock, of which 2,227,552 shares of our common stock were issued in February 2015 upon the conversion of a $25 million convertible note. The issuance of these shares will cause dilution which may adversely affect the market price of our common stock. The availability for sale of significant quantities of our common stock could adversely affect the prevailing market price of the stock.

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
Douglas Elliman leases 37 offices with approximately 102,992 square feet on Long Island, 21 offices with approximately 132,517 square feet in New York City, six offices with approximately 12,034 square feet in Westchester County and nine offices in South Florida with approximately 19,560 square feet. Leases expire at various times between 2015 and 2024.
Liggett’s tobacco manufacturing facilities, and several of the distribution and storage facilities, are currently located in or near Mebane, North Carolina. Various of such facilities are owned and others are leased. As of December 31, 2014, the principal properties owned or leased by Liggett are as follows:

Type	Location	Owned or Leased	Approximate Total Square Footage

Storage Facilities	Danville, VA	Owned	578,000
Office and Manufacturing Complex	Mebane, NC	Owned	240,000
Warehouse	Mebane, NC	Owned	60,000
Warehouse	Mebane, NC	Leased	125,000
Warehouse	Mebane, NC	Leased	22,000

LVB leases approximately 22,000 square feet of office space in Morrisville, North Carolina. The lease expires in January 2019.
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
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR.” The following table sets forth, for the periods indicated, high and low sale prices for a share of our common stock on the NYSE, as reported by the NYSE, and quarterly cash dividends declared on shares of common stock:

Year	High	Low	Cash Dividends
2014:
Fourth Quarter	$22.34	$20.04	$0.40
Third Quarter	22.86	19.06	0.38
Second Quarter	20.81	18.46	0.38
First Quarter	20.71	15.36	0.38
2013:
Fourth Quarter	$15.93	$14.76	$0.38
Third Quarter	15.67	14.53	0.36
Second Quarter	14.97	13.91	0.36
First Quarter	14.81	13.61	0.36

At February 12, 2015, there were approximately 1,703 holders of record of our common stock.
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
Our 7.75% Senior Secured Notes due 2021 prohibit our payment of cash dividends or distributions on our common stock if, at the time of such payment, our Consolidated EBITDA (as defined) for the most recently completed four full fiscal quarters is less than $75 million. Our Consolidated EBITDA for the four quarters ended December 31, 2014 exceeded $75 million.
We paid 5% stock dividends on September 26, 2014, September 27, 2013, and September 28, 2012 to the holders of our common stock. All information presented in this report is adjusted for the stock dividends.

Performance Graph
The following graph compares the total annual return of our Common Stock, the S&P 500 Index, the S&P MidCap 400 Index and the NYSE Arca Tobacco Index, formerly known as the AMEX Tobacco Index, for the five years ended December 31, 2014. The graph assumes that $100 was invested on December 31, 2009 in the Common Stock and each of the indices, and that all cash dividends and distributions were reinvested.

	12/09	12/10	12/11	12/12	12/13	12/14
Vector Group Ltd.	100	142	168	162	206	303
S&P 500	100	115	117	136	180	205
S&P MidCap	100	127	124	147	196	215
NYSE Arca Tobacco	100	119	140	167	184	182

Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2014.
Issuer Purchases of Equity Securities
There were no purchases of our common stock during the three months ended December 31, 2014.

EXECUTIVE OFFICERS OF THE REGISTRANT
The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 4, 2015. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

Name	Age	Position	Year Individual Became an Executive Officer
Howard M. Lorber	66	President and Chief Executive Officer	2001
Richard J. Lampen	61	Executive Vice President	1996
J. Bryant Kirkland III	49	Vice President, Chief Financial Officer and Treasurer	2006
Marc N. Bell	54	Vice President, General Counsel and Secretary	1998
Ronald J. Bernstein	61	President and Chief Executive Officer of Liggett	2000

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
Marc N. Bell has been our General Counsel and Secretary since May 1994 and our Vice President since January 1998 and the Senior Vice President and General Counsel of Vector Tobacco since April 2002. From November 1994 to December 2005, Mr. Bell served as Associate General Counsel and Secretary of New Valley and from February 1998 to December 2005, as a Vice President of New Valley. Mr. Bell previously served as Liggett’s General Counsel and currently serves as an officer, director or manager for many of Vector’s or New Valley’s subsidiaries. Mr. Bell serves as a director of SG Blocks, Inc.
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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2014		2013		2012	2011	2010
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues (1)	$1,591,315		$1,079,921		$1,095,533	$1,137,646	$1,066,546
Operating income	$213,388	(3)	$112,036	(3)	$154,933	$143,321	$111,313
Net income attributed to Vector Group Ltd.	$36,978		$38,944	(4)	$30,622	$75,020	$54,084
Per basic common share (2):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.35		$0.39		$0.32	$0.81	$0.59
Per diluted common share (2):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.35		$0.39		$0.32	$0.80	$0.58
Cash distributions declared per common share (2)	$1.54		$1.47		$1.40	$1.33	$1.27
Balance Sheet Data:
Current assets	$857,846		$588,311		$639,056	$509,741	$526,763
Total assets	$1,573,392		$1,264,261		$1,086,731	$927,768	$949,595
Current liabilities	$270,095		$405,110		$195,159	$315,198	$226,872
Notes payable, embedded derivatives, long-term debt and other obligations, less current portion	$1,029,213		$633,700		$759,074	$542,371	$647,064
Non-current employee benefits, deferred income taxes and other long-term liabilities	$252,032		$247,060		$211,750	$159,229	$121,893
Stockholders’ equity (deficiency)	$22,052		$(21,609)		$(79,252)	$(89,030)	$(46,234)
_____________________________

(1)	Revenues include federal excise taxes of $446,086, $456,703, $508,027, $552,965 and $538,328, respectively.

(2)	Per share computations include the impact of 5% stock dividends on September 26, 2014, September 27, 2013, September 28, 2012, September 29, 2011, and September 29, 2010.

(3)
Operating income includes $1,419 and $11,823 of income from MSA Settlements, $0 and $86,213 of Engle progeny settlement charge, and $2,475 and $1,893 of litigation judgment and settlement expense for the years ended December 31, 2014 and 2013, respectively.

(4)	Net income includes a gain of $36,140, net of taxes, to account for the difference between the carrying value and the fair value of the previously held 50% interest in Douglas Elliman.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Overview
We are a holding company and are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC and Vector Tobacco Inc. subsidiaries,

•	the sale of electronic cigarettes in the United States through our Zoom E-Cigs LLC subsidiary, and

•
the real estate business through our New Valley LLC subsidiary, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 70.59% of Douglas Elliman, which operates the largest residential brokerage company in the New York metropolitan area.

All of our tobacco operations’ unit sales volume in 2014, 2013 and 2012 was in the discount segment, which management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
Our tobacco subsidiaries’ cigarettes are produced in 117 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	EAGLE 20’s — a brand positioned in the deep discount segment for long-term growth re-launched as a national brand in 2013,

•	PYRAMID — the industry’s first deep discount product with a brand identity re-launched in the second quarter of 2009,

•	GRAND PRIX — re-launched as a national brand in 2005,

•	LIGGETT SELECT — a leading brand in the deep discount category,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category, and

•	USA and various Partner Brands and private label brands.
In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT represented 4.5% in 2014, 5.5% in 2013 and 7.0% in 2012 of Liggett’s unit volume. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX represented 5.6% in 2014, 7.2% in 2013 and 9.6% in 2012 of Liggett’s unit volume. In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett’s family of brands with 61.1% of Liggett’s unit volume in 2014, 65.5% in 2013 and 62.7% in 2012. In January 2013, Liggett repackaged and relaunched EAGLE 20’s to distributors and retailers on a national basis. EAGLE 20’s is marketed to compete with brands positioned in the deep discount segment. EAGLE 20’s represented 13.4% in 2014 and 6.6% in 2013 of Liggett’s unit volume. According to Management Science Associates, Liggett held a share of approximately 11.8% of the overall discount market segment for 2014 compared to 11.6% for 2013 and 12.1% for 2012.
Under the Master Settlement Agreement (“MSA”) reached in November 1998 with 46 states and various territories, the three largest cigarette manufacturers must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds 1.65% of the U.S. cigarette market. Additionally, Vector Tobacco has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. market. Liggett’s and Vector Tobacco’s payments under the MSA are based on each company’s incremental market share above the minimum threshold applicable to such company. We believe that our tobacco subsidiaries have gained a sustainable cost advantage over their competitors as a result of the settlement.
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

Recent Developments
Liggett Credit Facility. On January 14, 2015, our subsidiaries, Liggett Group LLC (“Liggett”) and 100 Maple LLC (“Maple”), entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of January 14, 2015, with Wells Fargo Bank, National Association (“Wells Fargo”), as agent and lender. The Credit Agreement governs a $60,000 credit facility (the “Credit Facility”) that consists of a revolving credit facility of up to $60,000 borrowing capacity (the “Revolver”) and a $3,600 term loan (the “Term Loan”) that is within the $60,000 commitment under the Credit Facility and reduces the amount available under the Revolver. All borrowings under the Credit Facility (other than the Term Loan) are limited to a borrowing base equal to roughly (1) the lesser of (a) 85% of the net amount of eligible accounts receivable and (b) $10,000 plus (2) the lesser of (a) the sum of (I) 80% of the value of eligible inventory consisting of packaged cigarettes plus (II) the lesser of (x) 60% multiplied by Liggett’s eligible cost of eligible inventory consisting of leaf tobacco and (y) 85% of the net orderly liquidation value of eligible inventory consisting of leaf tobacco and (b) $60,000, less (3) certain reserves against accounts receivable, inventory, bank products or other items which Wells Fargo, as agent, may establish from time to time in its permitted discretion. The obligations under the Credit Facility are secured on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens. The Credit Facility amended and restated Liggett’s existing $50,000 credit facility with Wells Fargo and Maple’s existing $3,600 term loan with Wells Fargo. The term of the Credit Facility expires on March 31, 2020. Prime rate loans under the Credit Facility bear interest at a rate equal to the greatest of (i) the Federal Funds rate plus 0.50%, (ii) LIBOR plus 1.0% and (ii) the prime rate of Wells Fargo. LIBOR rate loans under the Credit Facility bear interest at a rate equal to LIBOR plus 2.25%. Monthly principal payments of $25 are due under the Term Loan on the first day of each month with the unpaid principal balance due at maturity on March 31, 2020. The Credit Facility contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Credit Facility also requires us to comply with specified financial covenants, including that Liggett's earnings before interest, taxes, depreciation and amortization, as defined under the Credit Facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett's excess availability, as defined under the Credit Facility, is less than $20,000. The covenants also require that annual capital expenditures, as defined under the Credit Facility (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Facility also contains customary events of default.
Vector 6.75% Variable Interest Senior Convertible Note due 2014. On March 14, 2014, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted $25,000 principal balance of the $50,000 Note into 2,227,553 of our common shares. On November 14, 2014, the terms of the Note were amended to extend the maturity date to February 15, 2015. No other terms were modified. In February 2015, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted the remaining $25,000 principal balance of the $50,000 Note into 2,227,553 of our common shares.
Vector 6.75% Variable Interest Senior Convertible Exchange Notes due 2014. In May 2014, August 2014 and November 2014, holders of the 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 converted $107,530 principal balance of the $107,530 Notes into 8,445,183 of our common shares.
Vector 5.5% Variable Interest Senior Convertible Notes due 2020. On March 24, 2014, we completed the sale of $258,750 of our 5.5% Variable Interest Convertible Senior Notes due 2020 and received net proceeds from the sale of the Notes of approximately $250,300.
Vector 7.75% Senior Secured Notes due 2021. On April 15, 2014, the Company completed the sale of $150,000 principal amount of its 7.75% Senior Secured Notes due 2021 for a price of 106.750% in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The Company received net proceeds of approximately $158,700 after deducting underwriting discounts, commissions, fees and offering expenses. In August 2014, the Company completed an offer to exchange the 7.75% senior secured notes issued in April 2014 for an equal amount of newly issued 7.75% senior secured notes due 2021. The new 7.75% senior secured notes have substantially the same terms as the original notes, except that the new 7.75% senior secured notes have been registered under the Securities Act.

New Valley Real Estate Ventures:
Indian Creek. In May 2014, the Indian Creek property was sold for approximately $14,400 and New Valley received a distribution of approximately $7,100.
25-19 43rd Avenue. In May 2014, New Valley invested $733 for an approximate 9.9% interest in 43rd Avenue Investors LLC. The joint venture plans to develop 87,000 square feet of residential condominium units in Long Island City, New York. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in 43rd Avenue Investors LLC was $733 at December 31, 2014.
125 Greenwich Street. In August 2014, New Valley invested $7,308 for an approximate 78.5% interest in NV Greenwich LLC. The investment in NV Greenwich is a variable interest entity and New Valley is the primary beneficiary. As a result of the consolidation of NV Greenwich LLC, New Valley carries its investment at $9,308 and has Non-controlling interest of $2,000 related to the investment. NV Greenwich LLC ultimately owns 13.3% 125 Greenwich JV LLC. The joint venture plans to develop a residential condominium tower in lower Manhattan. The investment in 125 Greenwich JV LLC is a variable interest entity; however, NV Greenwich LLC is not the primary beneficiary. NV Greenwich LLC accounts for this investment under the equity method of accounting. NV Greenwich LLC’s maximum exposure to loss as a result of its investment in 125 Greenwich Street was $7,308 at December 31, 2014.
9040 Sunset Boulevard. In October 2014, New Valley invested $5,604 for an approximate 48.5% interest in 9040 Sunset Boulevard. The joint venture plans to develop a hotel and condominium complex. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in 9040 Sunset Boulevard was $5,604 at December 31, 2014.
Stock Compensation. On July 23, 2014, we granted our President and Chief Executive Officer an award of 1,050,000 shares of our Common Stock subject to performance-based vesting. The Award shares will be issued pursuant to the terms of an agreement that provides that both a performance requirement and a continued employment requirement must be met over a seven-year performance period to earn vested rights with respect to the Award Shares. The maximum potential amount of the Award Shares reflects recognition of the CEO's contributions as CEO since January 1, 2006 and the value of his management and real estate expertise to us. We will expense the value of the grant of approximately $20,780 over an estimated seven-year period.

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
Engle Progeny Settlement. On October 23, 2013, a settlement was reached between us and approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett will pay a total of approximately $110,000, with approximately $61,600 paid in a lump sum, which was paid in 2014 and the balance to be paid in installments over the next 14 years, with a cost of living adjustment beginning in year eight. We recorded a charge of $86,213 for the year ended December 31, 2013 in connection with the proposed settlement. Of this amount, $25,213 is related to certain payments discounted to their present value because the timing and amounts of such payments are fixed and determinable. The present value of the installment payments was computed using an 11% annual discount rate. The installment payments total approximately $48,000 on an undiscounted basis. Our future payments are estimated to be approximately $3,500 per annum though 2028, with a cost of living adjustment in 2021.
Notwithstanding the comprehensive nature of the Engle Progeny Settlement, approximately 320 plaintiffs did not participate in the settlement and, therefore, we and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the our consolidated financial position, results of operations and cash flows.

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
Revenue Recognition.  Revenues from sales of cigarettes and e-cigarettes are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. In accordance with authoritative guidance on how taxes collected from customers and remitted to governmental authorities should be presented in the income statement (that is, gross versus net presentation), our accounting policy is to include federal excise taxes on cigarettes in revenues and cost of goods sold. Such revenues and cost of sales totaled $446,086, $456,703, and $508,027 for the years ended December 31, 2014, 2013 and 2012, respectively. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
Revenue from real estate sales is recognized only when persuasive evidence of an arrangement exists, the price is fixed or determinable, the transaction has been completed and collectibility of the resulting receivable is reasonably assured. Real estate and mortgage commissions earned by the Company’s real estate and mortgage brokerage businesses are recorded as revenue on a gross basis upon the closing of a real estate transaction as evidenced when the escrow or similar account is closed, the transaction documents have been recorded and funds are distributed to all appropriate parties. Commissions and royalties expenses are recognized concurrently with related revenues. Property management fees earned are recorded as revenue when the related services are performed.
Contingencies.  We record Liggett’s product liability legal expenses and other litigation costs as operating, selling, administrative and general expenses as those costs are incurred. As discussed in Note 14 to our consolidated financial statements, legal proceedings regarding Liggett’s tobacco products are pending or threatened in various jurisdictions against Liggett and us.
We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in Note 14 to our consolidated financial statements and discussed below related to the fourteen cases where an adverse verdict was entered against Liggett: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.
Although Liggett has generally been successful in managing litigation in the past, litigation is subject to uncertainty and significant challenges remain, particularly with respect to the Engle progeny cases.
Adverse verdicts have been entered against Liggett in 14 state court Engle progeny cases (see Note 14 to our consolidated financial statements), and several of these verdicts have been affirmed on appeal and satisfied by Liggett. Through December 31, 2014, other than the Lukacs case, the verdicts against Liggett have ranged from $1 to $3,600. In four of the cases, punitive damages were awarded against Liggett.
Except as discussed in Note 14 regarding the cases where an adverse verdict was entered against Liggett and that remain on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members’ claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages.
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
Settlement Agreements.  As discussed in Note 14 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the MSA. Liggett and Vector Tobacco have no payment obligations under the MSA except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the MSA, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the MSA is recorded in cost of goods sold as the products are shipped. Settlement expenses under the MSA recorded in the accompanying consolidated statements of operations were $116,650 for 2014, $103,530 for 2013 and $137,609 for 2012. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
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
At December 31, 2014 and 2013, the fair value of derivative liabilities was estimated at $169,386 and $112,062, respectively. The increase is due to the gains on the changes in fair value of convertible debt and the addition of the Vector 5.5% Variable Interest Senior Convertible Notes due 2020.
Changes to the fair value of these embedded derivatives are reflected on our consolidated statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. We recognized a gain of $19,409 in 2014 and $18,935 in 2013 and a loss of $7,476 in 2012 due to changes in the fair value of the embedded derivatives.
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
We recognized non-cash interest expense of $32,071, $21,482 and $10,684 in 2014, 2013 and 2012, respectively, due to the amortization of the debt discount attributable to the embedded derivatives and $19,401, $14,896, and $7,332 in 2014, 2013 and 2012, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.
Stock-Based Compensation.  Our stock-based compensation uses a fair value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. We recognized stock-based compensation expense of $1,573, $2,212 and $1,755 in 2014, 2013 and 2012, respectively, related to the amortization of stock option awards and $1,678, $307 and $3,808, respectively, related to the amortization of restricted stock grants. As of December 31, 2014 and 2013, there was $2,829 and $2,577, respectively, of total unrecognized cost related to employee stock options and $20,181 and $1,100, respectively, of total unrecognized cost related to restricted stock grants. See Note 13 to our consolidated financial statements.
Employee Benefit Plans.  The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of December 31, 2014, our benefit obligations were computed assuming a discount rate between 2.75% - 4.00%. As of December 31, 2014, our service cost was computed assuming a discount rate of 3.00% - 4.75%. In determining our expected rate of return on plan assets, we consider input from our external advisors and historical returns based on the expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 6.6%, 7.2% and 7.5% for the years ended December 31, 2014, 2013 and 2012, respectively, and our actual five-year annual rate of return on our pension plan assets was 9.8%, 13.6% and 2.9% for the years ended December 31, 2014, 2013 and 2012, respectively. In computing expense for the year ended December 31, 2015, we will use an assumption of a 6.0% annual rate of return on our pension plan assets. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.
Net pension benefit for defined benefit pension plans and other postretirement expense was $345 for 2014, while net pension expense for defined benefit pension plans and other postretirement expense was $1,304 and $3,603 for 2013 and 2012, respectively, and we currently anticipate benefit income will be approximately $447 for 2015. In contrast, our funding obligations under the pension plans are governed by the Employee Retirement Income Security Act (“ERISA”). To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the tax qualified pension plans for the pension plan year beginning on January 1, 2015 and ending on December 31, 2015.
Long-Term Investments and Impairments.  At December 31, 2014, we had long-term investments of $40,292, which consisted primarily of investment partnerships investing in investment securities and real estate. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of the investment partnerships is provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. Gains are recognized when realized in our consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. On a quarterly basis, we evaluate our investments to determine whether an impairment has occurred. If so, we also make a determination of whether such impairment is considered temporary or other-than-temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts and circumstances driven. However, among the matters that are considered in making such a determination are the period of time the investment has remained below its cost or carrying value, the severity of the decline, the likelihood of recovery given the reason for the decrease in market value and our original expected holding period of the investment.
Goodwill and Indefinite Life Assets. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment on an annual basis, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable.
The majority of the Company’s goodwill and trademarks are related to Douglas Elliman.
The Company follows ASC 350, Intangibles -- Goodwill and Other, included in ASU 2011-08, Testing Goodwill for Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The Company performed the qualitative assessment for the year ended December 31, 2014 and determined that performing the first step of the two-step impairment test was unnecessary.
The fair value of trademarks and intangible asset associated with the benefit under MSA are calculated using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademarks and intangible asset associated with the benefit under MSA and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trademark and the intangible asset associated with the benefit under the MSA. The Company performed its impairment test for the year ended December 31, 2014 and no impairment was noted.
The fair value of the intangible asset associated with the Douglas Elliman trademark is calculated using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. The Company performed its impairment test for the year ended December 31, 2014 and no impairment was noted.
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

Our significant business segments were Tobacco and Real Estate for the three years ended December 31, 2014, 2013 and 2012 and E-Cigarette for the years ended December 31, 2014 and 2013. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes the Company’s investments in consolidated and non-consolidated real estate businesses. The E-Cigarette segment consists of the manufacture and sale of our Zoom e-cigarettes. As a result of the amount of operating losses of our E-Cigarette business as of September 30, 2014, when compared to the remaining components of the Company's Corporate and Other segment, the Company has reevaluated its operating segments and has separated the E-Cigarette's segment's operations from the Corporate and Other segment for previously reported 2014 periods and from the Tobacco segment for the previously reported 2013 periods. Thus, prior period information has been recast to conform to the current presentation. This change did not have an impact to the Company's historical consolidated results.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies and can be found in Note 1 to our consolidated financial statements.

	Year Ended December 31,
	2014		2013		2012
	(Dollars in thousands)
Revenues:
Tobacco	$1,021,259		$1,014,341		$1,084,546
E-Cigarettes	8,589		—		—
Real Estate	561,467		65,580		10,987
Corporate and Other	—		—		—
Total revenues	$1,591,315		$1,079,921		$1,095,533

Operating income (loss):
Tobacco	$199,119	(1)	$113,039	(2)	$176,017
E-Cigarettes	(13,124)		(1,018)		—
Real Estate	42,354		15,805		(2,013)
Corporate and Other	(14,961)		(15,790)		(19,071)
Total operating income	$213,388		$112,036		$154,933
_____________________________

(1)	Operating income includes $1,419 of income from NPM Settlement and $2,475 of litigation settlement charges and judgment expense.

(2)	Operating income includes $11,823 of income from MSA Settlements, $86,213 of Engle progeny settlement charge, and $1,893 of litigation judgment expense for the year ended and December 31, 2013.

2014 Compared to 2013

Revenues. Total Revenues were $1,591,315 for the year ended December 31, 2014 compared to $1,079,921 for the year ended December 31, 2013. The $511,394 (47.4%) increase in revenues was due to an increase in Real Estate revenues of $495,887 primarily related to the addition of the Douglas Elliman revenues for the entire year in 2014, an increase of $8,589 in E-Cigarettes revenues associated with the Zoom e-cigarette brand and an increase of $6,918 in Tobacco revenues.
Cost of Sales. Total cost of sales were $1,097,060 for the year ended December 31, 2014 compared to $767,031 for the year ended December 31, 2013. The $330,029 (43.0%) increase in cost of sales was due to an increase in Real Estate cost of sales of $316,390 related to the Douglas Elliman real estate commissions expense, $7,307 of E-Cigarettes cost of sales associated with the Zoom e-cigarette brand and a $6,332 increase in Tobacco cost of sales.
Expenses. Operating, selling, general and administrative expenses, net of the 2013 Engle progeny settlement charge and litigation settlement and judgment expense, were $278,392 for the year ended December 31, 2014 compared to $112,748 for the same period last year. This was an increase of $165,644 (146.9%) of which $152,949 was related to the operating, selling and administrative expenses of Real Estate, $13,388 related to E-Cigarettes and $136 (net of $2,475 settlement) to Tobacco. This was offset by a decline of Corporate and Other expenses of $829.

Operating income. Operating income was $213,388 for the year ended December 31, 2014 compared to $112,036 for the same period last year, an increase of $101,352 (90.5%). Tobacco operating income increased by $86,080 and real estate operating income increased by $26,549 and Corporate and Other expenses declined by $829. This was offset by an increase in operating losses related to E-Cigarettes of $12,106.
Other expenses. Other expenses were $130,901 and $48,549 for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, other expenses primarily consisted of interest expense of $160,991 and accelerated interest expense of $5,205 related to the debt conversions of the 6.75% Variable Interest Senior Convertible Note. The increase in interest expense in 2014 was primarily attributable to higher average debt balances. This was offset by income of $19,409 from changes in fair value of derivatives embedded within convertible debt, equity income on real estate ventures of $4,103, equity income on long-term investments of $1,242 and interest and other income of $10,552. For the year ended December 31, 2013, other expenses primarily consisted of interest expense of $132,147, loss on extinguishment of the 11% Senior Secured Notes of $21,458 and accelerated interest expense of $12,414 related to the conversion of the 3.875% Variable Interest Senior Convertible Debentures. This was offset by the gain on the Douglas Elliman acquisition of $60,842, equity income on non-consolidated real estate businesses of $22,925, income of $18,935 from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $5,152, equity income on long-term investments of $2,066 and interest and other income of $7,550.
The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. We recognized income of $19,409 and $18,935 for the year ended December 31, 2014 and 2013, respectively.
Income before provision for income taxes. Income before income taxes was $82,487 and $63,487 for the years ended December 31, 2014, and 2013, respectively. The increase is attributable to the items discussed above.
Income tax expense. Income tax expense was $33,251 for the year ended December 31, 2014, compared to $24,795 for the year ended December 31, 2013. Our income tax rates for the years ended December 31, 2014 and 2013 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction.
Tobacco.
Tobacco Revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.60 per carton in June 2013 and May 2014 and $0.70 per carton in December 2013 and November 2014.
All of our Tobacco sales were in the discount category in 2014 and 2013. For the year ended December 31, 2014, tobacco revenues were $1,021,259 compared to $1,014,341 for the year ended December 31, 2013. Revenues for 2014 increased by 0.7% ($6,918) due to a favorable price variance of $38,677 offset by a decline in sales volume of $31,759 (approximately 211.1 million units).
Tobacco Cost of Sales. Our Tobacco cost of sales increased from $729,393 for the year ended December 31, 2013 to $735,725 for the year ended December 31, 2014. The major components of our Tobacco cost of sales are as follows:

	Year Ended December 31,
	2014	2013

Manufacturing overhead, raw materials and labor	$128,157	$123,258
Federal Excise Taxes, net	446,086	456,703
Tobacco quota buyout expense	27,122	28,691
FDA expense	17,710	17,211
MSA expense, net of market share exemption	116,650	103,530
Total cost of sales	$735,725	$729,393

Adjusting for the MSA settlements, Tobacco gross profit was $284,115 for the year ended December 31, 2014 compared to $273,125 for the year ended December 31, 2013. The $10,990 (4.0%) increase was due to higher margins associated with price increases primarily on the PYRAMID brand. As a percentage of revenues (excluding Federal Excise Taxes and adjusting for the MSA settlements), Tobacco gross profit was 49.4% in the 2014 period and 49.0% in the 2013 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses excluding litigation settlement and judgment expenses were $83,940 for the year ended December 31, 2014 compared to $83,804 for the year ended December 31, 2013.
Tobacco operating income. Tobacco operating income was $199,119 for the year ended December 31, 2014 compared to $113,039 for the same period in 2013. The Tobacco operating income increase of $86,080 was primarily associated with the absence of the $86,213 Engle progeny settlement charge offset by a decrease in income from the MSA settlements of $10,404 in 2013.
E-Cigarettes.
Zoom entered the United States e-cigarette market in limited retail distribution outlets in 2013 and expanded distribution in 2014. E-Cigarettes revenues were $8,589 and our E-Cigarettes cost of sales were $7,307 for the year ended December 31, 2014. E-Cigarettes operating, selling, general and administrative expenses were $14,406 and $1,018 for the years ended December 31, 2014 and 2013, respectively. The increase was due to additional selling and administrative costs in 2014 associated with marketing and promotions activity. E-Cigarettes operating losses were $13,124 and $1,018 for the year ended December 31, 2014 and 2013, respectively.
Real Estate.
Real Estate Revenues. Real Estate revenues were $561,467 and $65,580 for the years ended December 31, 2014 and 2013, respectively. Real Estate revenues increased by $495,887 primarily related to the Douglas Elliman operations. Douglas Elliman became a consolidated subsidiary of ours in December 2013.
Real Estate revenues and cost of sales were as follows:

	Year Ended December 31,
	2014	2013
Real Estate Revenues:
Commission and other brokerage income	$509,336	$36,238
Property management income	28,974	1,134
Title fees	3,152	155
Real estate held for sale	14,400	22,734
Sales on facilities primarily from Escena	5,166	5,104
Other	439	215
Total real estate revenues	$561,467	$65,580

Real Estate Cost of Sales:
Commission and other brokerage expense	$339,543	$30,787
Real estate held for sale	9,987	2,548
Cost of sales on facilities primarily from Escena	4,050	4,263
Title fees	448	40
Total real estate cost of sales	$354,028	$37,638
Real estate held for sale revenues and cost of sales for the year ended December 31, 2014 related to the sale of our residential real estate project located on Indian Creek, Florida. Real estate held for sale revenues and cost of sales for the year ended December 31, 2013 related to the sale of 200 of the 867 residential lots of our residential real estate project, Escena, located in Palm Springs, California. Other revenues are New Valley marketing revenues.

Real Estate expenses. Real estate operating, selling, general and administrative expenses were $165,085 and $12,136 for the years ended December 31, 2014 and 2013, respectively. Real estate operating, selling, general and administrative expenses increased by $152,949 primarily related to the Douglas Elliman operations.
Real Estate operating income (loss). The real estate segment had operating income of $42,354 for the year ended December 31, 2014 compared to an operating income of $15,805 for the year ended December 31, 2013. The increase in operating income of $26,549 was primarily related to a full year of the Douglas Elliman operations.
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $14,961 for the year ended December 31, 2014 compared to $15,790 for the same period in 2013.

2013 Compared to 2012
Revenues. Total Revenues were $1,079,921 for the year ended December 31, 2013 compared to $1,095,533 for the year ended December 31, 2012. The $15,612 (1.4%) decline in revenues was due to a decline in Tobacco revenues of $70,205 offset by an increase in Real Estate revenues of $54,593 primarily related to the addition of Douglas Elliman revenues in December 2013.
Cost of Sales. Total cost of sales were $767,031 for the year ended December 31, 2013 compared to $832,328 for the year ended December 31, 2012. The $65,297 (7.8% ) decline in cost of sales was due to a decline in Tobacco cost of sales of $94,059 offset by an increase in Real Estate cost of sales of $28,762 primarily related to the addition of Douglas Elliman real estate commissions expense in December 2013.
Expenses. Operating, selling, general and administrative expenses, net of the Engle progeny settlement charge and litigation settlement and judgment expense, were $112,748 for the year ended December 31, 2013 compared to $108,272 for the same period in 2012. This was an increase of $4,476 (4.1%) of which $8,012 was related to an increase in the operating, selling and administrative expenses of Real Estate and $1,018 was related to E-Cigarettes. This was offset by declines of operating, selling, general and administrative expenses of Tobacco of $1,273 and declines in of Corporate and Other expenses of $3,281.
Operating income (loss). Operating income was $112,036 for the year ended December 31, 2013 compared to $154,933 for the same period in 2012, a decline of $42,897 (27.7%). Tobacco operating income declined by $62,978 and operating losses related to E-Cigarettes increased by $1,018. This was offset by an increase in Real Estate operating income of $17,818 and a decline in Corporate and Other expenses of $3,281.
Other expenses. Other expenses were $48,549 and $101,216 for the year ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, other expenses primarily consisted of interest expense of $132,147, loss on extinguishment of the 11% Senior Secured Notes of $21,458 and accelerated interest expense of $12,414 related to the conversion of the 3.875% Variable Interest Senior Convertible Debentures. This was offset by the gain on the Douglas Elliman acquisition of $60,842, equity income on non-consolidated real estate businesses of $22,925, income of $18,935 from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $5,152, equity income on long-term investments of $2,066 and interest and other income of $7,550. For the year ended December 31, 2012, other expenses primarily consisted of interest expense of $110,102, a loss of $7,476 from changes in fair value of derivatives embedded within convertible debt, accelerated interest expense related to the conversion of debt of $14,960 and an equity loss on long-term investments of $1,261. This was offset by equity income on non-consolidated real estate businesses of $29,764, gain on sale of investment securities available for sale of $1,640, and interest and other income of $1,179.
The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. We recognized income of $18,935 for the year ended December 31, 2013 and charges of $7,476 for the year ended December 31, 2012.
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
All of our Tobacco sales were in the discount category in 2013 and 2012. For the year ended December 31, 2013, tobacco revenues were $1,014,341 compared to $1,084,546 for the year ended December 31, 2012. Revenues declined by 6.5% ($70,205) due to due to a decline in sales volume of $116,608 (approximately 1,019.9 million units) offset by a favorable price variance of $46,403 primarily related to increases in the price of PYRAMID.
Tobacco Cost of Sales. Our Tobacco cost of sales declined from $823,452 for the year ended December 31, 2012 to $729,393 for the year ended December 31, 2013. The major components of our Tobacco cost of sales are as follows:

	Year Ended December 31,
	2013	2012

Manufacturing overhead, raw materials and labor	$123,258	$129,634
Federal Excise Taxes, net	456,703	508,027
Tobacco quota buyout expense	28,691	30,874
FDA expense	17,211	17,308
MSA expense, net of market share exemption	103,530	137,609
Total cost of sales	$729,393	$823,452

Adjusting for the NPM Settlement, Tobacco gross profit was $273,125 for the year ended December 31, 2013 compared to $261,094 for the year ended December 31, 2012. The $12,031 (4.6%) increase was due to higher margins associated with price increases primarily on the PYRAMID brand. As a percentage of revenues (excluding Federal Excise Taxes and adjusting for the NPM Settlements), Tobacco gross profit was 49.0% in the 2013 period and 45.3% in the 2012 period .
Tobacco expenses. Tobacco operating, selling, general and administrative expenses excluding litigation settlement judgment expenses were $83,804 for the year ended December 31, 2013 compared to $85,077 for the year ended December 31, 2012.
Tobacco operating income. Tobacco operating income was $113,039 for the year ended December 31, 2013 compared to $176,017 for the same period in 2012. The Tobacco operating income decline of $62,978 was primarily associated with the Engle progeny settlement charge of $86,213 and judgment expense of $1,893, offset by the income from the MSA settlements of $11,823 in 2013.
E-Cigarettes.
Zoom entered the emerging United States e-cigarette market in limited retail distribution outlets in 2013 and expanded distribution in 2014. E-Cigarettes operating losses were $1,018 for the year ended December 31, 2013.
Real Estate.
Real Estate Revenues. Real Estate revenues were $65,580 and $10,987 for the year ended ended December 31, 2013 and 2012, respectively. Real Estate revenues increased by $54,593 primarily related to the Douglas Elliman operations. Douglas Elliman became a consolidated subsidiary of ours in December 2013.

Real Estate revenues and cost of sales were as follows:

	Year Ended December 31,
	2013	2012
Real Estate Revenues:
Commission and other brokerage income	$36,238	$6,092
Property management income	1,134	—
Title fees	155	—
Real estate held for sale	22,734	4,895
Sales on facilities primarily from Escena	5,104	—
Other	215	—
Total real estate revenues	$65,580	$10,987

Real Estate Cost of Sales:
Commission and other brokerage expense	$30,787	$5,030
Real estate held for sale	2,548	—
Cost of sales on facilities primarily from Escena	4,263	3,846
Title fees	40	—
Total real estate cost of sales	$37,638	$8,876
Real estate held for sale revenues and cost of sales for the year ended December 31, 2013 related to the sale of 200 of the 867 residential lots of our residential real estate project, Escena, located in Palm Springs, California. Other revenues are New Valley marketing revenues.
Real Estate expenses. Real estate operating, selling, general and administrative expenses were $12,136 and $4,124 for the year ended December 31, 2013 and 2012, respectively. Real estate operating, selling, general and administrative expenses increased by $8,012 primarily related to the addition of the Douglas Elliman operations in December 2013.
Real Estate operating income (loss). The real estate segment had operating income of $15,805 for the year ended December 31, 2013 compared to an operating loss of $2,013 for the year ended December 31, 2012. The increase in operating income of $17,818 was primarily related to the income from the sale of 200 of the 867 residential lots of our residential real estate project, Escena, located in Palm Springs, California in 2013.
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $14,961 for the year ended December 31, 2013 compared to $15,790 for the same period in 2012.

Summary of Real Estate Investments
We own, and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our current real estate investments primarily include the following projects as of December 31, 2014:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned	Net Amount Invested	Earnings (Losses)	Carrying Value as of December 31, 2014	Future Capital Commit- ments from New Valley	Projected Residential and/or Hotel Area		Projected Retail Area		Projected Number of Residential Lots, Units and/or Hotel Rooms		Projected Construction Start Date	Projected Construction End Date

Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	N/A	N/A	$10,643	$—	450	Acres			667 450	R Lots H	N/A	N/A
Real estate held for sale, net						$10,643	$—

10 Madison Square Park West (f/k/a 1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$4,130	$2,254	$6,384	—	260,000	SF	17,000	SF	124	R	August 2012	February 2016
The Whitman	Flatiron District/NoMad neighborhood, Manhattan, NY	February 2011	12.0%	(1,078)	1,078	—	—	24,279	SF	4,698	SF	4	R	October 2011	February 2014
The Marquand	Upper East Side, Manhattan, NY	December 2011	18.0%	7,000	5,000	12,000	—	87,887	SF	—		29	R	June 2012	August 2015
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	12,328	—	12,328	—	97,090	SF	—		27	R	May 2014	July 2016
20 Times Square (f/k/a 701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	11.5%	12,481	—	12,481	—	280,000	SF	80,000	SF	452	H	September 2013	August 2017
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	25.0%	27,319	—	27,319	—	320,000	SF	TBD		139	R	September 2014	March 2018
160 Leroy Street (1)	West Greenwich Village, Manhattan, NY	March 2013	5.0%	1,467	—	1,467	—	130,137	SF	—		30 to 50	R	July 2015	March 2018
PUBLIC Chrystie House (f/k/a Chrystie Street)	Lower East Side, Manhattan, NY	December 2012	18.4%	3,300	—	3,300	—	217,000	SF	43,000	SF	11 367	R H	June 2014	February 2017
25-19 43rd Avenue	Long Island City, NY	May 2014	9.9%	733	—	733		87,000	SF	—		86	R	September 2014	December 2016
Queens Plaza (f/k/a 23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	11,082	—	11,082	—	472,574	SF	—		391	R	March 2014	February 2016
8701 Collins Avenue	Miami Beach, FL	December 2013	15.0%	5,855	145	6,144	—	262,000	SF	TBD		TBD		October 2015	July 2017
125 Greenwich Street (1)	Financial District, Manhattan, NY	August 2014	10.4%	9,308	—	9,308	—	359,000	SF	TBD		TBD	R	March 2015	TBD
9040 Sunset Boulevard	West Hollywood, CA	October 2014	48.5%	5,604	—	5,604	—	295,000	SF	TBD		20 190	R H	May 2015	April 2018
Condominium and Mixed Use Development				$99,529	$8,477	$108,150	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.5%	$3,696	$(462)	$3,234	—	N/A		N/A		5,517	R	N/A	N/A
ST Portfolio	Houston, TX; Phoenix, AZ; and Stamford, CT	November 2013	16.4%	15,672	(389)	15,283	—	1,018,404	SF	24,987	SF	761	R	N/A	N/A
Apartment Buildings				$19,368	$(851)	$18,517	$—

Park Lane Hotel	Central Park South, Manhattan, NY	November 2013	5.0%	$21,800	$(2,459)	$19,341	—	445,600	SF	—		628	H	N/A	N/A
Hotel Taiwana	St. Barthelemy, French West Indies	October 2011	17.0%	7,942	(313)	7,629	—	61,300	SF	4,300	SF	22	H	N/A	N/A
Coral Beach	Coral Beach, Bermuda	December 2013	49.0%	4,181	(1,365)	2,816	—	52	Acres	—		87	H	N/A	N/A
Hotels				$33,923	$(4,137)	$29,786	$—

Milanosesto Holdings	Milan, Italy	October 2010	7.2%	$5,037	$—	$5,037	—	322	Acres	TBD		TBD		2014	2024
Land Development				$5,037	$—	$5,037	$—

(1) Carrying value as of December 31, 2014, includes non-controlling interest of $733 and $2,000, respectively.
N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots

Other investments in real estate ventures relate to an investment in a mortgage company and an insurance company by Douglas Elliman with a carrying value of $1,970 as of December 31, 2014.

Liquidity and Capital Resources
Net cash and cash equivalents increased by $91,899 and $164,932 in 2014 and 2012, respectively, and decreased by $171,389 in 2013.
Net cash provided from operations was $107,376, $52,026 and $84,086 in 2014, 2013 and 2012, respectively. The change in the 2014 period, when compared to the 2013 period, primarily related to the consolidation of Douglas Elliman and increased operating income at Liggett in 2014 and the absence of cash payments in 2014 associated with the extinguishment of our 11% Senior Secured Notes in 2013 and was partially offset by higher settlement payments in the 2014 period, which were primarily associated with the Engle progeny settlement and higher cash interest expenditures in 2014. The change in the 2013 period, when compared to the 2012 period, primarily related to cash payments in the 2013 period associated with the extinguishment of our 11% Senior Secured Notes due 2015, lower distributions from non-consolidated real estate businesses, lower settlement accruals under the MSA in the 2013 period due to the NPM Settlement and lower unit sales and higher collections of accounts receivable in the 2012 period compared to the 2013 period due to the timing of sales in the fourth quarter of each respective previous year and increased interest payments in the 2013 period.
Cash used in investing activities was $221,434, $91,952 and $4,139 in 2014, 2013 and 2012, respectively. Our investment philosophy is to maximize return on investments using a reasonable expectation for return. For example, we expect our investment returns to exceed the comparable return on cash or short-term U.S. Treasury Bills when investing in equity and debt securities and more than our weighted average cost of capital when investing in non-consolidated real estate businesses and capital expenditures. In accordance with this philosophy, our investing activities increased in 2014 compared to 2013. In 2014, cash used in investing activities was for the purchase of investment securities of $305,731, purchase of real estate businesses of $40,916, capital expenditures of $23,404, purchase of long-term investments of $12,000, issuance of notes receivable of 8,250, purchase of preferred securities of $1,000, an increase in non-current restricted assets of $872, the purchase of subsidiaries of $750 and increase in cash surrender value of corporate-owned life insurance policies of $484. This was offset by the proceeds from the sale of investment securities of $156,604, the repayment of notes receivable of $6,717, distributions from non-consolidated real estate businesses of $7,309, proceeds from the sale or liquidation of long-term investments of $549, the pay down of investment securities of $790 and the proceeds from the sale of fixed assets of $4.
In 2013, cash used in investing activities was for the purchase of investment securities of $170,964, the purchase of real estate businesses of $75,731, the purchase of subsidiaries of $67,616, capital expenditures of $13,275, the issuance of notes receivable of $8,600, the purchase of long-term investments of $5,000 and an increase in cash surrender value of corporate-owned life insurance policies of $628. This was offset by the cash acquired in the Douglas Elliman Realty consolidation of $116,935, the sale of investment securities of $117,729, the repayment of notes receivable of $10,347, the proceeds from distributions from non-consolidated real estate businesses of $3,142, a decrease in non-current restricted assets of $1,081, the proceeds from the sale or liquidation of long-term investments of $580 and the proceeds from the sale of fixed assets of $48. In 2012, cash used in investing activities was for purchase of real estate businesses of $33,375, capital expenditures of $11,265, purchase of long-term investments of $5,000, the purchase of investment securities of $5,647, an increase in cash surrender value of corporate-owned life insurance policies of $907, the issuance of notes receivable of $383, and an increase in non-current restricted assets of $1,130. This was offset by the proceeds from distributions from non-consolidated real estate businesses of $49,221, the sale of investment securities of $3,831, the proceeds from the sale of fixed assets of $444, and the proceeds from the sale or liquidation of long-term investments of $72.
Cash provided by financing activities was $205,957 and $84,985 in 2014 and 2012, respectively. In recent years, we have taken advantage of historically low interest rates and lowered our weighted average cost of capital by issuing debt at lower interest rates than our historical borrowing levels. Cash used in financing activities was $131,463 in 2013. In 2014, cash provided by financing activities was primarily from proceeds from debt issuance of $413,914, proceeds from the exercise of Vector options of $5,151 and tax benefit of options exercised of $1,178. This was offset by distributions on common stock of $167,328, repayment of debt of $12,601, net repayments of debt under the revolver of $12,658, deferred financing costs of $12,360 and distributions to non-controlling interest of $9,339. In 2013, cash used in financing activities was primarily for repayment of debt of $422,581, distributions on common stock of $144,711, distributions to non-controlling interest of $11,764, and deferred financing costs of $11,750. This was offset by proceeds from debt issuance of $457,767, net borrowings of debt under the revolver of $994, proceeds from the exercise of Vector options of $544, and tax benefit of options exercised of $38. In 2012, cash provided by financing activities was primarily from proceeds from debt issuance of $244,075, net borrowings of debt under the revolver of $7,958, proceeds from the issuance of Vector stock of $611, proceeds from the exercise of Vector options of $140, and tax benefit of options exercised of $52. This was offset by distributions on common stock of $137,114, repayment of debt of $19,258, and deferred financing costs of $11,479.
Tobacco Litigation. To date, 14 verdicts have been entered in Engle progeny cases against Liggett in the total amount of approximately $47,173, plus attorneys’ fees and interest. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. It is possible that additional cases could be decided unfavorably.

On October 23, 2013,we entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with approximately $61,600 paid in a lump sum and the balance to be paid in installments over 14 years. In exchange, the claims of over 4,900 plaintiffs were dismissed with prejudice against us and Liggett. In 2013, we recorded a charge of $86,213 in connection with the settlement. Of this amount, $25,213 is related to certain payments discounted to their present value because the timing and amounts of such payments are fixed and determinable. The present value of the installment payments was computed using an 11% annual discount rate. The installment payments total approximately $48,000 on an undiscounted basis. The Company’s future payments will be approximately $3,500 per annum through 2028, with a cost of living increase beginning in 2021.
Notwithstanding the comprehensive nature of the Engle Progeny Settlement, approximately 320 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.
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
Vector.
6.75% Variable Interest Senior Convertible Note due 2014. On March 14, 2014, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted $25,000 principal balance of the $50,000 Note into 2,227,553 of our common shares. On November 14, 2014, the terms of the Note were amended to extend the maturity date to February 15, 2015. No other terms were modified. In February 2015, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted the remaining $25,000 principal balance of the $50,000 Note into 2,227,553 of our common stock.
6.75% Variable Interest Senior Convertible Exchange Notes due 2014. In May 2014, August 2014 and November 2014, holders of the 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 converted $107,530 principal balance of the $107,530 Notes into 8,445,183 of our common shares.
5.5% Variable Interest Senior Convertible Notes due 2020. On March 24, 2014, we completed the sale of $258,750 of our 5.5% Variable Interest Convertible Senior Notes due 2020 and received net proceeds from the sale of the Notes of approximately $250,300.
3.875% Variable Interest Senior Convertible Debentures due 2026. On October 29, 2013, we issued a Notice of Optional Redemption to each holder of our 3.875% Variable Interest Senior Convertible Debentures due 2026. Pursuant to the Notice of Optional Redemption, we intended to redeem all of the remaining Debentures outstanding under the Indenture on November 29, 2013. During November 2013, all of the outstanding $43,222 was converted into 3,118,676 shares of our common stock. The conversions resulted in non-cash accelerated interest expense of $12,414 for the year ended December 31, 2013. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $43,222.
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
On April 15, 2014, we completed the sale of $150,000 principal amount of our 7.75% Senior Secured Notes due 2021 for a price of 106.750% in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. We received net proceeds of approximately $158,700 after deducting underwriting discounts, commissions, fees and offering expenses.

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

Covenant	Indenture Requirement	December 31, 2014	December 31, 2013
Consolidated EBITDA, as defined	$75,000	$244,100	$264,958
Leverage ratio, as defined	<3.0 to 1	1.23 to 1	1.22 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.1 to 1	0.5 to 1

In November 2012, we sold $230,000 of our 7.5% variable interest senior convertible notes due 2019 (the “2019 Convertible Notes”) in a public offering registered under the Securities Act. The 2019 Convertible Notes are our senior unsecured obligations and are effectively subordinated to any of our secured indebtedness to the extent of the assets securing such indebtedness. The 2019 Convertible Notes are also structurally subordinated to all liabilities and commitments of our subsidiaries. The aggregate net proceeds from the sale of the 2019 Convertible Notes were approximately $218,900 after deducting underwriting discounts, commissions, fees and offering expenses.
Liggett Financing.  In 2014, Liggett entered into three financing agreements for a total of $5,115 related to the purchase of equipment. The weighted average interest rate of the outstanding debt is 5.02% per annum and the interest rates on the three notes are from 4.98% to 5.04%. Total monthly installments are approximately $95. Liggett also refinanced $2,843 of debt related to equipment purchased in 2011. The refinanced debt had an interest rate of 5.63% and a remaining term of 21 months. The refinanced debt carries an interest rate of 4.99% and a term of 36 months.
In 2013, Liggett entered into two financing agreements for a total of $6,580 related to the purchase of equipment. The weighted average interest rate of the outstanding debt is 4.66% per annum and the interest rate on the two notes are 3.28% and 4.99%. Total monthly installments are approximately $181.
Liggett Credit Facility. On January 14, 2015, Liggett and 100 Maple LLC (“Maple”), entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of January 14, 2015, with Wells Fargo Bank, National Association (“Wells Fargo”), as agent and lender. The Credit Agreement governs a $60,000 credit facility (the “Credit Facility”) that consists of a revolving credit facility of up to $60,000 borrowing capacity (the “Revolver”) and a $3,600 term loan (the “Term Loan”) that is within the $60,000 commitment under the Credit Facility and reduces the amount available under the Revolver.

The obligations under the Credit Facility are secured on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens. The Credit Facility amended and restated Liggett’s existing $50,000 credit facility with Wells Fargo and Maple’s existing $3,540 term loan with Wells Fargo. The term of the Credit Facility expires on March 31, 2020.

Prime rate loans under the Credit Facility bear interest at a rate equal to the greatest of (i) the Federal Funds rate plus 0.50%, (ii) LIBOR plus 1.0% and (ii) the prime rate of Wells Fargo. LIBOR rate loans under the Credit Facility bear interest at a rate equal to LIBOR plus 2.25%. Monthly principal payments of $25 are due under the Term Loan on the first day of each month with the unpaid principal balance due at maturity on March 31, 2020.
The Credit Facility contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Credit Facility also requires the Company to comply with specified financial covenants, including that Liggett's earnings before interest, taxes, depreciation and amortization, as defined under the Credit Facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett's excess availability, as defined under the Credit Facility, is less than $20,000. The covenants also require that annual capital expenditures, as defined under the Credit Facility (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Facility also contains customary events of default.
The Credit Facility permits the guaranty of our 7.75% senior secured notes due 2021 by each of Liggett and 100 Maple LLC, a subsidiary of Liggett (“Maple”) and the pledging of certain assets of Liggett and Maple on a subordinated basis to secure their guarantees. The credit facility also grants to Wells Fargo a blanket lien on all the assets of Liggett and Maple, excluding any equipment pledged to current or future purchase money or other financiers of such equipment and excluding any real property, other than the Mebane Property and other real property to the extent its value is in excess of $5,000. Wells Fargo, Liggett, Maple and the collateral agent for the holders of our 7.75% senior secured notes have entered into an intercreditor agreement, pursuant to which the liens of the collateral agent on the Liggett and Maple assets will be subordinated to the liens of Wells Fargo on the Liggett and Maple assets.
As of December 31, 2014, a total of $21,356 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the facility was approximately $28,644 based on eligible collateral at December 31, 2014. At December 31, 2014, management believed that Liggett was in compliance with all covenants under the credit facility as amended. Liggett’s EBITDA, as defined, were approximately $133,868 for the twelve months ended December 31, 2014. For purposes of the EBITDA calculation, as defined under the Credit Facility, Liggett has reduced income by approximately $59,300 related to the Engle Progeny settlement further described in Note 14.
We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2014, we and our subsidiaries had total outstanding indebtedness of $1,149,541. Approximately $25,000 of our 6.75% convertible notes mature in 2015 (as amended), $230,000 of our 7.5% convertible notes mature in 2019, $258,750 of our 5.5% variable interest senior convertible notes mature in 2020, and $600,000 of our 7.75% senior secured notes mature in 2021. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette operations are positive cash flow generating units and will continue to be able to sustain our operations without any significant liquidity concerns. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $326,400, investment securities available for sale of approximately $346,000, long-term investments with an estimated value of approximately $47,200 and availability under Liggett’s credit facility of approximately $28,600 at December 31, 2014. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
The total amount of unrecognized tax benefits was $3,122 at January 1, 2014 and decreased $1,378 during the year ended December 31, 2014, primarily from the expiration of various state statute of limitations. The total amount of unrecognized tax benefits was $6,269 at January 1, 2013 and decreased $3,147 during the year ended December 31, 2013, primarily from the expiration of various state statute of limitations.

Long-Term Financial Obligations and Other Commercial Commitments
Our significant long-term contractual obligations as of December 31, 2014 were as follows:

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt (1)	$52,640	$4,925	$1,527	$1,267	$230,432	$858,750	$1,149,541
Operating leases (2)	22,187	17,952	15,772	13,674	9,981	25,078	104,644
Inventory purchase commitments (3)	24,288	—	—	—	—	—	24,288
Capital expenditure purchase commitments (4)	3,266	—	—	—	—	—	3,266
Interest payments (5)	96,411	96,889	98,720	100,748	78,590	82,228	553,586
Engle progeny settlement	2,954	3,454	3,454	3,454	3,454	31,085	47,855
Total (6), (7)	$201,746	$123,220	$119,473	$119,143	$322,457	$997,141	$1,883,180
_____________________________

(1)	Long-term debt is shown before discount. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 9 to our consolidated financial statements.

(2)
Operating lease obligations represent estimated lease payments for facilities and equipment. The amounts presented do not include amounts scheduled to be received under non-cancelable operating subleases of $111 in 2015, and zero thereafter. See Note 10 to our consolidated financial statements.

(3)	Inventory purchase commitments represent primarily purchase commitments under our leaf inventory management program. See Note 4 to our consolidated financial statements.

(4)	Capital expenditure purchase commitments represent purchase commitments for machinery and equipment at Liggett. See Note 5 to our consolidated financial statements.

(5)
Interest payments are based on current interest rates at December 31, 2014 and the assumption our current policy of a cash dividend of $0.40 per quarter and an annual 5% stock dividend will continue. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 9 to our consolidated financial statements.

(6)	Not included in the above table is approximately $122,989 of net deferred tax liabilities and $1,744 of unrecognized income tax benefits.

(7)	Because their future cash outflows are uncertain, the above table excludes our pension and post benefit plans unfunded obligations of $50,245 at December 31, 2014.
Payments under the MSA, discussed in Note 14 to our consolidated financial statements, and the federal tobacco quota legislation, discussed in “Legislation and Regulation” below, are excluded from the table above, as the payments are subject to adjustment for several factors, including inflation, overall industry volume, our market share and the market share of non-participating manufacturers.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2014, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.

In February 2004, Liggett Vector Brands entered into a five-year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2016. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. To secure its potential obligations under the agreement, Liggett Vector Brands posted a $100 letter of credit and agreed to fund up to an additional $400. In the third quarter of 2013, Liggett paid $83 for obligations under this program, and therefore, is only committed to fund an additional $317 over the letter of credit. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2014.
At December 31, 2014, we had outstanding approximately $1,667 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
As of December 31, 2014, approximately $21,400 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of December 31, 2014, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $214.
In addition, as of December 31, 2014, $268,285 ($513,750 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $3,554 with approximately $1 resulting from the embedded derivative associated with our 6.75% note due 2015 (as amended), $1,929 resulting from the embedded derivative associated with our 5.5% exchange notes due 2020, and the remaining $1,624 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $9,810 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $171,215 and $167,593. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $169,386 as of December 31, 2014. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
We held investment securities available for sale totaling $346,043 at December 31, 2014, which includes 14,191,205 common shares and 240,000 preferred shares of Ladenburg Thalmann Financial Services Inc. carried at $56,055 and $5,873, respectively, and 1,000,000 warrants carried at $2,342.
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
On June 22, 2009, the President signed into law the Family Smoking Prevention and Tobacco Control Act (the “Tobacco Control Act”). The law grants the Food and Drug Administration (“FDA”) broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from banning all cigarettes or all smokeless tobacco products. Among other measures, the law (under various deadlines):

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
TPSAC completed its review of the use of menthol in cigarettes and issued a report with recommendations to FDA in March 2011. The report stated that “removal of menthol cigarettes from the marketplace would benefit public health in the United States,” but did not expressly recommend that FDA ban menthol cigarettes. On July 24, 2013, FDA made available its preliminary scientific evaluation (“PSE”) of public health issues related to the use of menthol in cigarettes, in which it concluded that menthol cigarettes likely pose a public health risk above that seen with non-menthol cigarettes. FDA also issued and accepted public comment on an Advance Notice of Proposed Rulemaking (“ANPR”) seeking input related to potential regulatory options it might consider in determining what future regulatory action, if any, it believes is warranted. A decision by FDA to ban menthol in tobacco products could have a material adverse effect on us. On July 21, 2014, the federal district court for the District of Columbia ruled on cross-motions for summary judgment in a lawsuit brought by several cigarette manufacturers against the FDA challenging the composition of the TPSAC. The district court granted, in part, the plaintiffs’ motion for summary judgment, ordering the FDA to reconstitute the TPSAC and barring the agency from relying on the March 2011 TPSAC report on menthol in any manner. On September 18, 2014, the FDA appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit. Briefing on the appeal is expected to be completed in May 2015. Although FDA is not obligated to follow the recommendations of its advisory committees, and the agency can independently assess public health issues related to menthol, the district court’s decision and FDA’s subsequent appeal may nonetheless impact FDA’s plans for the regulation of the use of menthol in cigarettes.
The Tobacco Control Act imposes user fees on certain tobacco product manufacturers in order to fund tobacco-related FDA activities. User fees will be allocated among tobacco product classes according to a formula set out in the legislation, and then among manufacturers and importers within each class based on market share. FDA user fees for Liggett and Vector Tobacco for 2014 were $17,710 and could increase in the future.
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
In August 2009, several cigarette manufacturers filed a federal lawsuit against FDA challenging the constitutionality of a number of the restrictions imposed by the Tobacco Control Act, including the ban on color and graphics in advertising, the color graphic and non-graphic warning label requirement, limits on the right to make truthful statements regarding modified risk tobacco products, restrictions on the placement of outdoor advertising, and a ban on the distribution of product samples. In January 2010, a federal district court in Kentucky ruled that the regulations’ ban on the use of color and graphics in certain tobacco product advertising was unconstitutional and prohibited FDA from enforcing that ban. The court, however, let stand numerous other advertising and promotion restrictions. In March 2010, both parties appealed this decision. In May 2010, FDA issued a guidance document indicating that it intends to exercise its enforcement discretion and not commence enforcement actions based upon these provisions during the pendency of the litigation. In March 2012, a federal appellate court reviewing the district court’s decision also let stand numerous advertising and promotion restrictions, but held that the ban on the use of color and graphics in advertising was unconstitutional. In May 2012, the federal appellate court denied the cigarette manufactures’ petition for rehearing en banc. In October 2012, the cigarette manufacturers filed a petition for writ of certiorari in the United States Supreme Court which was denied in April 2013.
In April 2010, a number of cigarette manufacturers filed a federal lawsuit against FDA challenging the restrictions on trade or brand names based upon First Amendment and other grounds. In May 2010, FDA issued a guidance document indicating that FDA was aware of concerns regarding the trade and brand name restrictions and while the agency was considering the matter, it intended to exercise its enforcement discretion and not commence trade or brand name enforcement actions for the duration of its consideration where: (1) the trade or brand name of the cigarettes or smokeless tobacco product was registered, or the product was marketed, in the United States on or before June 22, 2009; or (2) the first marketing or registration in the United States of the tobacco product occurs before the first marketing or registration in the United States of the non-tobacco product bearing the same name; provided, however, that the tobacco and non-tobacco product are not owned, manufactured, or distributed by the same, related, or affiliated entities (including as a licensee). The lawsuit was stayed by agreement of the parties. In November 2011, FDA issued a proposal to amend its trade name restrictions and the lawsuit was dismissed in November 2013. FDA’s proposal remains under consideration. We cannot predict the future impact of the proposed amendment.

In June 2011, FDA issued a final rule that would have modified the required warnings that appear on cigarette packages and in cigarette advertisements. The rule would have required each cigarette package and advertisement to bear one of nine new textual warning statements accompanied by graphic images. The warnings would appear on at least the top 50% of the front and rear panels of cigarette packages and occupy at least 20% of cigarette advertisements. In August 2011, a number of cigarette manufacturers, including Liggett, filed a federal lawsuit against FDA challenging the constitutionality of these new graphic images on First Amendment and other grounds and seeking an injunction staying implementation of the graphic images, and other related labeling requirements. In February 2012, on First Amendment grounds, the court granted the industry’s motion for summary judgment permanently enjoining implementation of FDA’s graphic warnings regulation. This decision was affirmed on appeal and FDA did not seek United States Supreme Court review. Should FDA ultimately issue new graphic warnings that are deemed constitutionally valid, the decision provides that such warnings would go into effect 15 months after they are issued. We cannot predict how the inclusion of new warnings, if ultimately required by FDA in new rulemaking, would impact product sales or whether it would have a material adverse effect on us.

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
Manufacturers of products first introduced after February 15, 2007 and before March 22, 2011 who submitted a substantial equivalence report to FDA prior to March 23, 2011 may continue to market the tobacco product unless FDA issues an order that the product is not substantially equivalent. Failure to timely submit the report, or FDA’s conclusion that such a “new tobacco product” is not substantially equivalent, will cause the product to be deemed misbranded and/or adulterated. After March 22, 2011, a “new tobacco product” may not be marketed without an FDA substantial equivalence determination. Prior to the deadline, Liggett and Vector Tobacco submitted substantial equivalence reports to FDA for numerous products. It is possible that FDA could determine some, or all, of these products are not “substantially equivalent” to a preexisting tobacco product. Such a determination could prevent us from marketing these products in the United States and could have a material adverse effect on us.
On April 25, 2014, the FDA issued a proposed deeming regulation that could extend the agency’s authority under the Tobacco Control Act to other tobacco products not currently regulated by the agency, such as e-cigarettes, cigars, pipe tobacco and hookah. The deeming regulation, as proposed, could, among other things:
• establish minimum age and identification restrictions to prevent underage sales;
•require specific health warnings;
•require registration with the FDA and reporting of product and ingredient listings;
•prohibit distribution of free samples of the newly deemed products;
•prohibit most vending machine sales; and
•require FDA review to market new tobacco products introduced after the proposed grandfathered date of February 15, 2007.
The proposed deeming regulation was open for public comment through August 8, 2014. The FDA will evaluate all comments it has received from the various stakeholders in preparation for issuance of a final rule. We cannot predict how long the regulatory process to finalize and implement the rule may take.
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
In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products have been assessed $10,140,000 over a ten year period, commencing in 2005, to compensate tobacco growers and quota holders for the elimination of their quota rights. For 2014, cigarette manufacturers were responsible for approximately 88% of the assessment based on relative unit volume of domestic cigarette shipments. Liggett’s and Vector Tobacco’s assessment was $27,122 for 2014. The annual assessments expired in September 2014.
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
We identify forward-looking statements in this report by using words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may be,” “objective,” “plan,” “seek,” “predict,” “project” and “will be” and similar words or phrases or their negatives.
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
Further information on the risks and uncertainties that we face include the risks discussed above under Item 1A. “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 4, 2015, are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed, in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2014, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, the Company’s disclosure controls and procedures were not effective because of the material weaknesses principally at our subsidiary described below under “Management’s Annual Report on Internal Control Over Financial Reporting.”

To address the material weaknesses described below, the Company performed additional analysis and other procedures to ensure that the Company’s consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In 2014, management was required to include in its assessment of internal control over financial reporting the controls of Douglas Elliman Realty, LLC ("Douglas Elliman"), which became a consolidated subsidiary of the Company on December 13, 2013. In making its assessment, management has identified material weaknesses in internal control over financial reporting at the Company's Douglas Elliman subsidiary as follows.

i.
The Company did not maintain effective monitoring of controls in certain areas relating to the period-end financial reporting process at Douglas Elliman. This material weakness contributed to additional material weaknesses related to the analysis and review of significant account reconciliations and the interim and annual financial statements, segregation of duties of finance and accounting personnel, processing and recording of recurring and non-recurring journal entries and supervision of access of rights and privileges of users of Douglas Elliman’s information technology system for finance and accounting as described below.

ii.
The Company did not maintain effective controls over Douglas Elliman’s period-end financial reporting processes, including controls over the preparation, analysis and review of certain significant account reconciliations required to assess the appropriateness of account balances at period-end, as well as controls over the preparation and review of the interim and annual financial statements. This lack of controls over the preparation and review of interim and annual financial statements impacted the Company’s ability to identify and accumulate all information required to determine the completeness and accuracy of the financial statements and disclosures.

iii.
The Company did not maintain effective controls over the segregation of duties of finance and accounting personnel at Douglas Elliman. Specifically, finance and accounting personnel at Douglas Elliman were authorized to perform interrelated functions that could have resulted in either erroneous or inappropriate actions that could have affected the Company’s financial statements.

iv.
The Company did not maintain effective controls over the processing and recording of recurring and non-recurring journal entries at Douglas Elliman. Specifically, effective controls did not exist to ensure that journal entries were either prepared with sufficient documentation or were reviewed and approved to verify the accuracy and completeness of the journal entries.

v.
The Company did not maintain effective controls over access to Douglas Elliman’s information technology system for finance and accounting (“IT System”). Specifically, access review controls to Douglas Elliman’s IT System were not effectively designed to restrict access to certain financial applications and data. This impacted controls over financial reporting at Douglas Elliman that depended on the effective operation of restricted access.

These material weaknesses did not result in any material misstatements to the financial statements. However, these material weaknesses could result in misstatement of the aforementioned account balances or disclosures that would result in material misstatements to the annual or interim consolidated financial statements that would not be prevented or detected.

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Management’s Remediation Initiatives

Since the identification of the material weaknesses, management has begun the evaluation process associated with the remediation of these weaknesses and will continue to take measures, including engaging service providers that may be necessary and advisable to address these weaknesses. In addition, under the direction of the Audit Committee of the Board of Directors, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, specifically related to Douglas Elliman, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting of the Company.

Further, no system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls will be met, and no evaluation of controls can provide absolute assurance that all control deficiencies or material weaknesses have been or will be detected. There is no assurance that the remediation will be fully effective. As described above and in Item 1A (Risk Factors), these material weaknesses have not been fully remediated as of the filing date of this Form 10-

K. If these remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of our financial reporting may be adversely affected.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the following headings in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference: “Board Proposal 1 — Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Compliance.” See Item 5 of this report for information regarding our executive officers.

ITEM 11.	EXECUTIVE COMPENSATION
The information contained under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2015 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) INDEX TO 2014 CONSOLIDATED FINANCIAL STATEMENTS:
Our consolidated financial statements and the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 4, 2015, appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-81

(c) OTHER FINANCIAL STATEMENTS REQUIRED BY REGULATION S-X:
Liggett Group LLC
The consolidated financial statements of Liggett Group LLC for the three years ended December 31, 2014 are filed as Exhibit 99.2 to this report and are incorporated by reference.
Vector Tobacco Inc.
The financial statements of Vector Tobacco Inc. for the three years ended December 31, 2014 are filed as Exhibit 99.3 to this report and are incorporated by reference.
Douglas Elliman Realty LLC
The consolidated financial statements of Douglas Elliman Realty LLC for the period ended December 13, 2013 and for the year ended December 31, 2012 are filed as Exhibit 99.4 to the Company’s Form 10-K for the year ended December 31, 2013 and are incorporated by reference.
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

* 3.4
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended June 30, 2014).

* 3.5	Amended and Restated By-Laws of Vector Group Ltd. (incorporated by reference to Exhibit 3.4 in Vector’s Form 8-K dated October 19, 2007).

* 4.1
Second Amended and Restated Loan and Security Agreement dated as of February 21, 2012, between Wells Fargo Bank, N.A. and Liggett Group LLC (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K/A dated February 21, 2012).

EXHIBIT NO.	DESCRIPTION
* 4.2
Intercreditor Agreement, dated as of February 12, 2013, among Liggett Group LLC, 100 Maple LLC, U.S. Bank National Association and Wells Fargo Bank, National Association, relating to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.6 of Vector’s Form 8-K dated February 12, 2013).

* 4.3
Amended and Restated Term Promissory Note dated as of February 21, 2012, between Wells Fargo Bank, N.A. and 100 Maple LLC (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K/A dated February 21, 2012).

4.4
Third Amended and Rested Loan and Security Agreement by and between Wells Fargo Bank, National Association, successor to Wachovia Bank, National Association as Lender, Liggett Group LLC as Borrower, and 100 Maple LLC, dated as of January 14, 2015

* 4.5	Note, dated May 11, 2009, by Vector Group Ltd. to Frost Nevada Investments Trust (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated May 11, 2009).

* 4.6	First Addendum to Note, dated May 11, 2009, by Vector Group Ltd. to Frost Nevada Investments Trust (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated November 14, 2014).

* 4.7	Purchase Agreement, dated as of May 11, 2009, between Vector Group Ltd. and Frost Nevada Investments Trust (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated May 11, 2009).

* 4.8
Share Lending Agreement, dated as of November 15, 2012, between Vector Group Ltd. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated November 15, 2012).

* 4.9
Indenture, dated as of November 20, 2012, by and between Vector Group Ltd. and Wells Fargo Bank, N. A., as trustee, relating to the 7.5% Variable Interest Senior Convertible Notes due 2019 (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated November 20, 2012).

* 4.10
First Supplemental Indenture, dated as of November 20, 2012, to the Indenture dated November 20, 2012, by and between Vector Group Ltd. and Wells Fargo Bank, N. A., as trustee, relating to the 7.5% Variable Interest Senior Convertible Notes due 2019 (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated November 20, 2012).

* 4.11
Second Supplemental Indenture, dated as of March 24, 2014, to the Base Indenture, by and between Vector Group Ltd. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated March 24, 2014).

* 4.12	Form of Global Note, relating to the 7.5% Variable Interest Senior Convertible Notes due 2019 (incorporated by reference to Exhibit 4.3 of Vector’s Form 8-K dated November 20, 2012).

* 4.13	Form of Global Note, relating to the 5.5% Variable Interest Senior Convertible Notes due 2020 (incorporated by reference to Exhibit 4.3 of Vector’s Form 8-K dated March 24, 2014).

* 4.14
Indenture, dated as of February 12, 2013, among Vector, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 7.75% Senior Secured Notes due 2021, including Form of Note (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated February 12, 2013).

* 4.15
First Supplemental Indenture, dated as of September 10, 2013, among Vector Group Ltd., Zoom E-Cigs LLC, the Subsidiary Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Vector’s Form 10-Q dated September 30, 2013).

* 4.16
Second Supplemental Indenture, dated as of April 15, 2014, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 in Vector’s Form 8-K dated April 15, 2014).

EXHIBIT NO.	DESCRIPTION

4.17	Third Supplemental Indenture, dated as of February 20, 2015, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee.

* 4.18
Pledge Agreement, dated as of February 12, 2013, by and between VGR Holding LLC U.S. Bank National Association, as collateral agent, relating to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.3 of Vector’s Form 8-K dated February 12, 2013).

* 4.19
Security Agreement, dated as of February 12, 2013, by and between Vector Tobacco Inc. and U.S. Bank National Association, as collateral agent, relating to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.4 of Vector’s Form 8-K dated February 12, 2013).

* 4.20
Security Agreement, dated as of February 12, 2013, among Liggett Group LLC, 100 Maple LLC and U.S. Bank National Association, as collateral agent, relating to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.5 of Vector’s Form 8-K dated February 12, 2013).

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

* 10.6
Fourth Amendment to Service Agreement dated as of October 4, 2006, between Vector Group Ltd. and Liggett Group LLC (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q dated June 30, 2012).

* 10.7
Fifth Amendment to Service Agreement dated as of November 30, 2011, between Vector Group Ltd. and Liggett Group LLC (incorporated by reference to Exhibit 10.2 in Vector’s Form 10-Q dated June 30, 2012).

* 10.8	Corporate Services Agreement, dated January 1, 1992, between VGR Holding and Liggett (incorporated by reference to Exhibit 10.13 in Liggett’s Registration Statement on Form S-1, No. 33-47482).

* 10.9	Service Agreement dated as of October 1, 2006 between Vector Group Ltd. and Vector Tobacco Ltd. (incorporated by reference to Exhibit 10.3 in Vector’s Form 10-Q dated June 30, 2012).

* 10.10
Tax sharing agreement dated May 24, 1999 between Brooke Group Ltd., BGLS Inc., Liggett Group Inc., Epic Holdings Inc., and Carolina Tobacco Express Company Inc. (incorporated by reference to Exhibit 10.4 in Vector’s Form 10-Q dated June 30, 2012).

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

* 10.18
Settlement Agreement as of October 22, 2013, by, between and among: (a) Liggett and Vector and (b) Plaintiffs’ Coordinating Counsel, Participating Plaintiffs’ Counsel, and their respective clients who are plaintiffs in certain Engle Progeny Actions (incorporated by reference to Exhibit 10.18 to Vector’s Form 10-K for the year ended December 31, 2013).

* 10.19
Settlement Agreement as of October 22, 2013, by, between and among: (a) Liggett Group LLC and Vector, and (b) Plaintiffs’ Coordinating Counsel, The Wilner Firm, and The Wilner Firm’s clients who are plaintiffs in certain federal and state Engle Progeny Actions (incorporated by reference to Exhibit 10.19 to Vector’s Form 10-K for the year ended December 31, 2013).

* 10.20	Amended and Restated Employment Agreement dated as of January 27, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 27, 2006).

* 10.21	Employment Agreement, dated as of January 27, 2006, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated January 27, 2006).

* 10.22
Amendment to the Employment Agreement dated as of February 22, 2012 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K/A dated February 21, 2012).

* 10.23	Amended and Restated Employment Agreement, dated as of January 27, 2006, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated January 27, 2006).

EXHIBIT NO.	DESCRIPTION

* 10.24	Employment Agreement, dated as of November 11, 2005, between Liggett Group Inc. and Ronald J. Bernstein (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 11, 2005).

* 10.25
Amendment to Employment Agreement, dated as of January 14, 2011, between Liggett and Ronald J. Bernstein (incorporated by reference to Exhibit 10.17 in Vector’s Form 10-K for the year ended December 31, 2011).

* 10.26	Amendment to Employment Agreement, dated as of October 29, 2013, between Liggett and Ronald J. Bernstein (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated October 28, 2013).

* 10.27	Employment Agreement, dated as of January 27, 2006, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated January 27, 2006).

* 10.28	Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Appendix A in Vector’s Proxy Statement dated April 21, 2004).

* 10.29	Vector Group Ltd. Management Incentive Plan (incorporated by reference to Exhibit 10.3 of Vector’s Form 8-K dated March 10, 2014).

* 10.30	Stock Option Agreement, dated December 3, 2009, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.19 in Vector’s Form 10-K dated December 31, 2009).

* 10.32	Stock Option Agreement, dated December 3, 2009, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.20 in Vector’s Form 10-K dated December 31, 2009).

* 10.33	Stock Option Agreement, dated December 3, 2009, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.22 in Vector’s Form 10-K dated December 31, 2009).

* 10.34	Stock Option Agreement, dated December 3, 2009, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.23 in Vector’s Form 10-K dated December 31, 2009).

* 10.35	Option Letter Agreement, dated as of November 11, 2005 between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated November 11, 2005).

* 10.36
Stock Option Agreement, dated January 14, 2011, between Vector and Howard M. Lorber (incorporated by reference to Exhibit S to Schedule 13D, as amended, dated January 21, 2011 filed by Howard M. Lorber).

* 10.37	Stock Option Agreement, dated February 26, 2013, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 to Vector’s Form 10-Q dated March 31, 2013).

* 10.38	Stock Option Agreement, dated February 26, 2013, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.2 to Vector’s Form 10-Q dated March 31, 2013).

* 10.39	Stock Option Agreement, dated February 26, 2013, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.3 to Vector’s Form 10-Q dated March 31, 2013).

* 10.40	Stock Option Agreement, dated February 26, 2013, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 to Vector’s Form 10-Q dated March 31, 2013).

EXHIBIT NO.	DESCRIPTION
* 10.41	Stock Option Agreement, dated February 26, 2014, as amended on May 16, 2014, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 to Vector’s Form 10-Q dated June 30, 2014).

* 10.42	Stock Option Agreement, dated February 26, 2014, as amended on May 16, 2014, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.2 to Vector’s Form 10-Q dated June 30, 2014).

* 10.43
Stock Option Agreement, dated February 26, 2014, as amended on May 16, 2014, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.3 to Vector’s Form 10-Q dated June 30, 2014).

* 10.44	Stock Option Agreement, dated February 26, 2014, as amended on May 16, 2014, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 to Vector’s Form 10-Q dated June 30, 2014).

* 10.45
Restricted Share Award Agreement, dated as of October 28, 2013, between Vector Group Ltd. and Ronald J. Bernstein (incorporated by reference to Exhibit 10.42 to Vector’s Form 10-K for the year ended December 31, 2013).

* 10.46
Performance-Based Restricted Share Award Agreement, pursuant to Vector Group Ltd. Management Incentive Plan, dated as of July 23, 2014 by and between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.6 of Schedule 13D as filed by Howard M. Lorber on July 25, 2014).

* 10.47	Vector Senior Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 14, 2011).

* 10.48	Vector Supplemental Retirement Plan (as amended and restated April 24, 2008) (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended June 30, 2008).

* 10.49
Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC) dated December 17, 2002 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 8-K dated December 13, 2002).

* 10.50
First Amendment to Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC), dated as of March 14, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended March 31, 2003).

* 10.51
Second Amendment to Operating Agreement of Douglas Elliman Realty, LLC, dated as of May 19, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended June 30, 2003).

* 10.52
Settlement Agreement and Mutual Release by and among (i) Prudential Real Estate Financial Services of America Inc. and (ii) Douglas Elliman Realty LLC; Dorothy Herman; DTHY Realty, Inc.; New Valley Real Estate LLC; New Valley Mortgage LLC; Howard M. Lorber and Richard J. Lampen dated December 13, 2013 (incorporated by reference to Exhibit 10.48 to Vector’s Form 10-K for the year ended December 31, 2013).

*10.53
Agreement Relating to Sale and Assignment of Membership Interest between New Valley Real Estate LLC and Prudential Real Estate Financial Services of America, Inc. (incorporated by reference to Exhibit 10.49 to Vector’s Form 10-K for the year ended December 31, 2013).

EXHIBIT NO.	DESCRIPTION
* 10.54	Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated September 10, 2012).

* 10.55
First Amendment, dated as of November 12, 2012, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.40 of Vector’s Form 10-K dated December 31, 2012).

* 10.56	Vector Group Ltd. Equity Retention and Hedging Policy (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated January 15, 2013).

* 10.57	Vector Group Ltd. Stock Ownership Guidelines (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated March 10, 2014).

* 10.58	Vector Group Ltd. Stock Executive Compensation Clawback Policy (incorporated by reference to Exhibit 10.2 of Vector’s Form 8-K dated March 10, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2014.

21	Subsidiaries of Vector.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

23.3	Consent of PricewaterhouseCoopers LLP.

23.4	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

99.2	Liggett Group LLC’s Consolidated Financial Statements for the three years ended December 31, 2014.

99.3	Vector Tobacco Inc.’s Financial Statements for the three years ended December 31, 2014.

EXHIBIT NO.	DESCRIPTION
* 99.4
Douglas Elliman Realty LLC’s Consolidated Financial Statements for the period ended December 13, 2013 and for the year ended December 31, 2012 (incorporated by reference to Exhibit 99.4 to Vector’s Form 10-K for the year ended December 31, 2013).

_____________________________

*	Incorporated by reference
Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. 10.20 through 10.48.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

		By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial Officer
Date:	March 4, 2015

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 2015.

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
Jean E. Sharpe

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014
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
Liggett Group LLC
The consolidated financial statements of Liggett Group LLC for the three years ended December 31, 2014 are filed as Exhibit 99.2 to this report and are incorporated by reference.
Vector Tobacco Inc.
The financial statements of Vector Tobacco Inc. for the three years ended December 31, 2014 are filed as Exhibit 99.3 to this report and are incorporated by reference.
Douglas Elliman Realty, LLC
The consolidated financial statements of Douglas Elliman Realty, LLC for the period ended December 13, 2013 and for the two years ended December 31, 2013 are filed as Exhibit 99.4 to this report and are incorporated by reference.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders
of Vector Group Ltd:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Vector Group Ltd. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to: (a) the Company’s monitoring activities related to a  recently acquired business (Douglas Elliman Realty, LLC) were not effective, which led to (b) deficiencies in the period-end financial reporting processes at the recently acquired business, including controls over the preparation, analysis and review of certain significant account reconciliations, (c) segregation of duties of finance and accounting personnel at the recently acquired business were improperly designed and not effective as certain personnel were authorized to perform interrelated functions that could have resulted in either erroneous or inappropriate actions, (d) processing and recording of recurring and non-recurring journal entries at the recently acquired business were improperly designed and not effective to ensure that journal entries were either prepared with sufficient documentation or reviewed and approved, and (e) controls over access to information technology systems at the recently acquired business were improperly designed and not effective as certain personnel have inappropriate access. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Miami, Florida
March 4, 2015

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(Dollars in thousands, except per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$326,365	$234,466
Investment securities available for sale	346,043	172,534
Accounts receivable — trade, net	23,328	12,159
Inventories	90,323	93,496
Deferred income taxes	29,192	50,479
Income tax receivable, net	3,282	—
Restricted assets	2,595	1,785
Other current assets	36,718	23,392
Total current assets	857,846	588,311
Property, plant and equipment, net	84,112	79,258
Real estate held for sale, net	10,643	20,911
Long-term investments	40,292	29,383
Investments in real estate ventures	163,460	128,202
Restricted assets	12,013	11,981
Deferred income taxes	51,129	51,474
Goodwill and other intangible assets, net	269,972	275,108
Prepaid pension costs	25,032	26,080
Other assets	58,893	53,553
Total assets	$1,573,392	$1,264,261
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY):
Current liabilities:
Current portion of notes payable and long-term debt	$52,640	$151,577
Current portion of fair value of derivatives embedded within convertible debt	884	19,128
Current payments due under the Master Settlement Agreement	26,322	25,348
Current portion of employee benefits	931	939
Income taxes payable	1,743	6,423
Litigation accruals	3,149	59,310
Deferred income taxes	57,671	45,734
Other current liabilities	126,755	96,651
Total current liabilities	270,095	405,110
Notes payable, long-term debt and other obligations, less current portion	860,711	540,766
Fair value of derivatives embedded within convertible debt	168,502	92,934
Non-current employee benefits	49,314	47,917
Deferred income taxes	145,639	137,650
Payments due under the Master Settlement Agreement	25,809	27,571
Litigation accruals	25,700	27,058
Other liabilities	5,570	6,864
Total liabilities	1,551,340	1,285,870
Commitments and contingencies
Stockholders’ equity (deficiency):
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 and 150,000,000 shares authorized, 118,646,261 and 101,430,853 shares issued and 114,501,014 and 97,482,998 shares outstanding	11,450	9,748
Additional paid-in capital	—	—
Accumulated deficit	(90,160)	(114,787)
Accumulated other comprehensive income	34,540	22,860
Less: 4,145,247 and 3,947,855 shares of common stock in treasury, at cost	(12,857)	(12,857)
Total Vector Group Ltd. stockholders’ (deficiency)	(57,027)	(95,036)
Non-controlling interest	79,079	73,427
Total stockholders’ equity (deficiency)	22,052	(21,609)
Total liabilities and stockholders’ equity (deficiency)	$1,573,392	$1,264,261
The accompanying notes are an integral part of the consolidated financial statements.
VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share amounts)
Revenues:
Tobacco*	$1,021,259	$1,014,341	$1,084,546
Real estate	561,467	65,580	10,987
E-Cigarettes	8,589	—	—
Total revenues	1,591,315	1,079,921	1,095,533

Expenses:
Cost of sales:
Tobacco*	735,725	729,393	823,452
Real estate	354,028	37,638	8,876
E-Cigarettes	7,307	—	—
Total cost of sales	1,097,060	767,031	832,328

Operating, selling, administrative and general expenses	278,392	112,748	108,272
Litigation , settlement and judgment expense	2,475	88,106	—
Operating income	213,388	112,036	154,933
Other income (expenses):
Interest expense	(160,991)	(132,147)	(110,102)
Loss on extinguishment of debt	—	(21,458)	—
Changes in fair value of derivatives embedded within convertible debt	19,409	18,935	(7,476)
Acceleration of interest expense related to debt conversion	(5,205)	(12,414)	(14,960)
Equity (loss) income on long-term investments	1,242	2,066	(1,261)
(Loss) gain on sale of investment securities available for sale	(11)	5,152	1,640
Equity income from real estate ventures	4,103	22,925	29,764
Gain on acquisition of Douglas Elliman	—	60,842	—
Other, net	10,552	7,550	1,179
Income before provision for income taxes	82,487	63,487	53,717
Income tax expense	33,251	24,795	23,095

Net income	49,236	38,692	30,622

Net (income) loss attributed to non-controlling interest	(12,258)	252	—

Net income attributed to Vector Group Ltd.	$36,978	$38,944	$30,622

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.35	$0.39	$0.32

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.35	$0.39	$0.32

Cash distributions declared per share	$1.54	$1.47	$1.40
_____________________________

*	Revenues and cost of goods sold include federal excise taxes of $446,086, $456,703 and $508,027 for the years ended December 31, 2014, 2013 and 2012, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net income	$49,236	$38,692	$30,622

Net unrealized gains (losses) on investment securities available for sale:
Change in net unrealized gains (losses)	25,308	49,150	(13,267)
Net unrealized gains (losses) reclassified into net income	11	(5,152)	(1,640)
Net unrealized gains (losses) on investment securities available for sale	25,319	43,998	(14,907)

Net unrealized (losses) gains on long-term investments accounted for under the equity method	(1,784)	98	1,353

Net change in forward contracts	64	62	64

Net change in pension-related amounts
Amortization of prior service costs	—	—	2,018
Net (loss) gain arising during the year	(4,698)	9,513	1,463
Amortization of gain (loss)	1,015	2,099	(1,087)
Net change in pension-related amounts	(3,683)	11,612	2,394

Other comprehensive income (loss)	19,916	55,770	(11,096)

Income tax effect on:
Change in net unrealized (losses) gains on investment securities	(10,465)	(19,955)	5,387
Net unrealized (losses) gains reclassified into net income on investment securities	(5)	2,092	665
Change in unrealized gains (losses) on long-term investments	738	(40)	(549)
Forward contracts	(27)	(25)	(26)
Pension-related amounts	1,523	(4,714)	(972)
Income tax (provision) benefit on other comprehensive income (loss)	(8,236)	(22,642)	4,505

Other comprehensive income (loss), net of tax	11,680	33,128	(6,591)

Comprehensive income	60,916	71,820	24,031

Comprehensive (income) loss attributed to non-controlling interest	(12,258)	252	—
Comprehensive income attributed to Vector Group Ltd.	$48,658	$72,072	$24,031

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional Paid-In Capital	Accumulated	Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest
	Shares	Amount		Deficit				Total
	(Dollars in thousands)
Balance, January 1, 2012	79,441,991	$7,944	$—	$(80,440)	$(3,677)	$(12,857)	$—	$(89,030)
Net income	—	—	—	30,622	—	—	—	30,622
Change in net loss and prior service cost, net of income taxes	—	—	—	—	1,422	—	—	1,422
Forward contract adjustments, net of income taxes	—	—	—	—	38	—	—	38
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	804	—	—	804
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	(7,880)	—	—	(7,880)
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(975)	—	—	(975)
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	—	(8,855)
Total other comprehensive income	—	—	—	—	—	—	—	(6,591)
Total comprehensive income	—	—	—	—	—			24,031
Distributions and dividends on common stock	—	—	(120,188)	(14,884)	—	—	—	(135,072)
Surrender of shares in connection with restricted stock vesting	(234,926)	(23)	(3,750)	—	—	—	—	(3,773)
Effect of stock dividend	4,142,378	414	—	(414)	—	—	—	—
Note conversion, net of income taxes of $14,142	3,476,654	347	76,540	—	—	—	—	76,887
Beneficial conversion feature of notes payable, net of income taxes of $26,066	—	—	38,135	—	—	—	—	38,135
Issuance of common stock under share lending facility	6,114,000	611	3,204	—	—	—	—	3,815
Return of common stock under share lending facility	(3,057,000)	(306)	306	—	—	—	—	—
Exercise of stock options	15,314	2	138	—	—	—	—	140
Tax benefit of options exercised	—	—	52	—	—	—	—	52
Stock based compensation	—	—	5,563	—	—	—	—	5,563
Balance, December 31, 2012	89,898,411	8,989	—	(65,116)	(10,268)	(12,857)	—	(79,252)
Net income	—	—	—	38,944	—	—	(252)	38,692
Change in net loss and prior service cost, net of income taxes	—	—	—	—	6,898	—	—	6,898
Forward contract adjustments, net of income taxes	—	—	—	—	37	—	—	37
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	58	—	—	58
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	29,195	—	—	29,195
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(3,060)	—	—	(3,060)
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	—	26,135
Total other comprehensive income	—	—	—	—	—	—	—	33,128
Total comprehensive income	—	—	—	—	—	—	—	71,820
Distributions and dividends on common stock	—	—	(57,891)	(88,165)	—	—	—	(146,056)
Restricted stock grant	77,500	8	(8)	—	—	—	—	—
Effect of stock dividend	4,498,579	450	—	(450)	—	—	—	—
Note conversion, net of income taxes of $7,242	2,970,168	297	53,357	—	—	—	—	53,654
Exercise of stock options	38,340	4	540	—	—	—	—	544
Tax benefit of options exercised	—	—	38	—	—	—	—	38
Stock based compensation	—	—	2,519	—	—	—	—	2,519
Deemed contribution (dividend) from subsidiary	—	—	1,445	—	—	—	(1,445)	—
Acquisition of Douglas Elliman Realty, LLC	—	—	—	—	—	—	85,703	85,703
Contributions to non-controlling interest	—	—	—	—	—	—	1,955	1,955
Distributions to non-controlling interest	—	—	—	—	—	—	(12,534)	(12,534)
Balance, December 31, 2013	97,482,998	9,748	—	(114,787)	22,860	(12,857)	73,427	(21,609)
Net income	—	—	—	36,978	—	—	12,258	49,236
Change in net loss and prior service cost, net of income taxes	—	—	—	—	(2,160)	—	—	(2,160)
Forward contract adjustments, net of income taxes	—	—	—	—	37	—	—	37
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	(1,046)	—	—	(1,046)
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	14,843	—	—	14,843
Net unrealized loss reclassified into net income, net of income taxes	—	—	—	—	6	—	—	6
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	—	14,849
Total other comprehensive income	—	—	—	—	—	—	—	11,680
Total comprehensive income	—	—	—	—	—	—	—	60,916
Distributions and dividends on common stock	—	—	(155,067)	(11,831)	—	—	—	(166,898)
Restricted stock grant	1,000,000	100	—	—	—	—	—	100
Effect of stock dividend	5,195,856	520	—	(520)	—	—	—	—
Note conversion, inclusive of taxes of $300	10,417,384	1,041	130,980	—	—	—	—	132,021
Beneficial conversion feature of notes payable, net of income taxes of $10,327	—	—	14,648	—	—	—	—	14,648
Exercise of stock options	404,776	41	5,010	—	—	—	—	5,051
Tax benefit of options exercised	—	—	1,178	—	—	—	—	1,178
Stock based compensation	—	—	3,251	—	—	—	—	3,251
Contributions to non-controlling interest	—	—	—	—	—	—	2,733	2,733
Distributions to non-controlling interest	—	—	—	—	—	—	(9,339)	(9,339)
Balance, December 31, 2014	114,501,014	$11,450	$—	$(90,160)	$34,540	$(12,857)	$79,079	$22,052
The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$49,236	$38,692	$30,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,499	12,631	10,608
Non-cash stock-based expense	3,251	2,519	5,563
Acceleration of interest expense related to debt conversion	5,205	12,414	14,960
(Gain) loss on sale of assets	(540)	170	—
Deferred income taxes	22,026	466	(7,336)
(Income) loss on long-term investments accounted under the equity method	(1,242)	(2,066)	1,261
Loss (gain) on sale of marketable securities	11	(5,152)	(1,640)
Equity income on investments in real estate ventures	(4,103)	(22,925)	(29,764)
Distributions from investments in real estate ventures	5,152	4,251	19,169
Non-cash interest expense	35,584	22,995	28,150
(Gain) loss on warrants	(572)	(1,165)	1,193
Non-cash interest income	(144)	(861)	—
Gain on acquisition of Douglas Elliman	—	(60,842)	—
Changes in assets and liabilities:
Receivables	(11,197)	5,975	13,622
Inventories	3,173	6,897	8,837
Accounts payable and accrued liabilities	5,708	41,047	4,497
Payments due under the Master Settlement Agreement	(925)	(32,690)	(14,903)
Other assets and liabilities, net	(27,746)	29,670	(753)
Net cash provided by operating activities	107,376	52,026	84,086

The accompanying notes are an integral part of the consolidated financial statements

VECTOR GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash flows from investing activities:
Proceeds from sale or maturity of investment securities	156,604	117,729	3,831
Purchase of investment securities	(305,731)	(170,964)	(5,647)
Proceeds from sale or liquidation of long-term investments	549	580	72
Purchase of long-term investments	(12,000)	(5,000)	(5,000)
(Increase) decrease in restricted assets	(872)	1,081	(1,130)
Investments in real estate ventures	(40,916)	(75,731)	(33,375)
Distributions from investments in real estate ventures	7,309	3,142	49,221
Issuance of notes receivable	(8,250)	(8,600)	(383)
Cash acquired in Douglas Elliman consolidation	—	116,935	—
Proceeds from sale of businesses and assets	4	48	444
Capital expenditures	(23,404)	(13,275)	(11,265)
Increase in cash surrender value of life insurance policies	(484)	(628)	(907)
Purchase of subsidiaries	(750)	(67,616)	—
Repayment of notes receivable	6,717	10,347	—
Purchase of preferred securities	(1,000)	—	—
Pay down of investment securities	790	—	—
Net cash used in investing activities	(221,434)	(91,952)	(4,139)
Cash flows from financing activities:
Proceeds from issuance of debt	413,914	457,767	244,075
Repayments of debt	(12,601)	(422,581)	(19,258)
Deferred financing charges	(12,360)	(11,750)	(11,479)
Borrowings under revolver	886,130	978,788	1,074,050
Repayments on revolver	(898,788)	(977,794)	(1,066,092)
Distributions on common stock	(167,328)	(144,711)	(137,114)
Distributions to non-controlling interest	(9,339)	(11,764)	—
Proceeds from the issuance of Vector stock	—	—	611
Proceeds from exercise of Vector options	5,151	544	140
Tax benefit of options exercised	1,178	38	52
Net cash provided by (used in) financing activities	205,957	(131,463)	84,985
Net increase (decrease) in cash and cash equivalents	91,899	(171,389)	164,932
Cash and cash equivalents, beginning of year	234,466	405,855	240,923
Cash and cash equivalents, end of year	$326,365	$234,466	$405,855

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation:
The consolidated financial statements of Vector Group Ltd. (the “Company” or “Vector”) include the accounts of VGR Holding LLC (“VGR Holding”), Liggett Group LLC (“Liggett”), Vector Tobacco Inc. (“Vector Tobacco”), Liggett Vector Brands LLC (“Liggett Vector Brands”), Zoom E-Cigs LLC (“Zoom”), New Valley LLC (“New Valley”) and other less significant subsidiaries. New Valley includes the accounts of Douglas Elliman Realty, LLC (“Douglas Elliman”) and other less significant subsidiaries. All significant intercompany balances and transactions have been eliminated.
Liggett and Vector Tobacco are engaged in the manufacture and sale of cigarettes in the United States. Zoom is engaged in the sale of electronic cigarettes in the United States. New Valley is engaged in the real estate business.
Certain reclassifications have been made to the 2013 and 2012 financial information to conform to the 2014 presentation.
In connection with the December 13, 2013 acquisition of Douglas Elliman, the Company was required to disclose Douglas Elliman’s revenues and costs separately in its consolidated statements of operations rather than include the net results in operating, selling, administrative, and general expenses. Consequently, the Company also revised its prior periods in order to correctly present the gross revenues and costs of the other consolidated real estate investments, which was also included in the net results of operating, selling, administrative and general expenses in previous years, as follows:

	Year Ended December 31,
	2013			2012
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
Revenues	$1,056,200	$(1,056,200)	$—	$1,084,546	$(1,084,546)	$—
Tobacco revenues	—	1,014,341	1,014,341	—	1,084,546	1,084,546
Real estate revenues	—	65,580	65,580	—	10,987	10,987
Total revenue	1,056,200	23,721	1,079,921	1,084,546	10,987	1,095,533

Cost of Sales	747,186	(747,186)	—	823,452	(823,452)	—
Tobacco cost of sales	—	729,393	729,393	—	823,452	823,452
Real estate cost of sales	—	37,638	37,638	—	8,876	8,876
Total cost of sales	747,186	19,845	767,031	823,452	8,876	832,328

Operating, selling, administrative and general expenses	$108,872	$3,876	$112,748	$106,161	$2,111	$108,272

In addition, the preliminary fair values of the assets acquired, liabilities assumed and the non-controlling interest recorded for Douglas Elliman as of December 13, 2013 were adjusted during the year as described in the notes.
During the second quarter of 2014, Douglas Elliman accounts payable as of December 31, 2013, was reduced by $16,434, while current liabilities were increased by $16,434. Thus, prior period information has been recast to conform to the current presentation. This change did not have an impact to the Company's historical consolidated results.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(c) Cash and Cash Equivalents:
For purposes of the statements of cash flows, cash includes cash on hand, cash on deposit in banks and cash equivalents, comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances, up to $250 and $500, respectively. Substantially all of the Company’s cash balances at December 31, 2014 are uninsured.
(d) Financial Instruments:
The carrying value of cash and cash equivalents, restricted assets and short-term loans approximate their fair value.
The fair value of debt for the years ended December 31, 2014 and 2013 was estimated based on current market quotations.
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
Liggett’s customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for 19% and 17% of Liggett's revenues in 2014 and 2012, respectively. Two customers, McLane and Core Mark, accounted for 18% and 10%, respectively, of Liggett’s revenues in 2013. Concentrations of credit risk with respect

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett’s customer base. Liggett’s largest customer represented approximately 11% and 10% of net accounts receivable at December 31, 2014 and 2012, respectively. Liggett’s two largest customers, McLane and Core Mark, represented approximately 5% and 1%, respectively of net accounts receivable at December 31, 2013. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s expectations.
(g) Accounts Receivable:
Accounts receivable-trade are recorded at their net realizable value. The allowance for doubtful accounts and cash discounts was $452 and $433 at December 31, 2014 and 2013, respectively. Uncollectible accounts are written off when the likelihood of collection is remote and when collection efforts have been abandoned.
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
(i) Restricted Assets:
Current restricted assets of $2,595 and $1,785 at December 31, 2014 and 2013, respectively, consist primarily of certificates of deposits and supersedeas bonds. Long-term restricted assets of $12,013 and $11,981 at December 31, 2014 and 2013, respectively, consist primarily of certificates of deposit which collateralize letters of credit, supersedeas bonds and deposits on long-term debt. The certificates of deposit mature at various dates from February 2015 to February 2016.
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
The cost of leasehold improvements is amortized over the lesser of the related leases or the estimated useful lives of the improvements. Costs of major additions and betterments are capitalized, while expenditures for routine maintenance and repairs are charged to expense as incurred.
(k) Investments in Real Estate Ventures:
In accounting for its Investments in Real Estate Ventures, the Company identified its participation in Variable Interest Entities (“VIE”), which are defined as entities in which the equity investors have not provided enough equity to finance its activities or the equity investors (1) cannot directly or indirectly make decisions about the entity’s activities through their voting rights or similar rights; (2) do not have the obligation to absorb the expected losses of the entity; (3) do not have the right to receive the expected residual returns of the entity; or (4) have voting rights that are not proportionate to their economic interests and the entity’s activities involve or are conducted on behalf of an investor with a disproportionately small voting interest.
The Company’s investments constituted greater than 5% of the invested funds of the joint ventures at December 31, 2014 and 2013. In accordance with authoritative guidance for accounting for limited partnership, partnership, and limited liability company investments, the Company has accounted for the joint ventures under the equity method of accounting.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l) Goodwill and Other Intangible Assets:
Goodwill on acquisitions represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Factors that contribute to the recognition of goodwill in the Company’s acquisitions include (i) expected growth rates and profitability of the acquired companies, (ii) securing buyer-specific synergies that increase revenue and profits and are not otherwise available to market participants, (iii) significant cost savings opportunities, (iv) experienced workforce and (v) the Company’s strategies for growth in sales, income and cash flows.
Goodwill is tested for impairment at least annually. Other intangible assets with indefinite useful lives are not amortized, but rather, are tested for impairment at least annually. In evaluating goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among other relevant events and circumstances that affect the fair value of reporting units, the Company considers individual factors such as macroeconomic conditions, changes in the industry and the markets in which the Company operates as well as the historical and expected future financial performance. If we conclude that it is more likely than not that fair value is less than its carrying value, recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value to the Company’s carrying amount. Fair value is determined based on discounted future cash flows. If the carrying amount exceeds the fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of the goodwill. To the extent that the carrying amount exceeds the implied fair value of the goodwill, an impairment loss is recognized.
To determine the implied fair value of the Company’s indefinite-lived intangible assets, it utilizes the relief from royalty method, pursuant to which those assets are valued by reference to the amount of royalty income they would generate if licensed in an arm’s length transaction. Under the relief from royalty method, similar to the discounted cash flow method, estimated net revenues expected to be generated by the asset during its life are multiplied by a benchmark royalty rate and then discounted by the estimated weighted average cost of capital associated with the asset. The resulting capitalized royalty stream is an indication of the value of owning the asset. Based upon management’s review of the value of the indefinite-lived intangible assets, the Company determined that the implied fair value exceeded its carrying value.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o) Stock Options:
The Company accounts for employee stock compensation plans by measuring compensation cost for share-based payments at fair value. The fair value is recognized as compensation expense over the vesting period on a straight-line basis. The terms of certain stock options awarded under the 2014 Management Incentive Plan in February 2014 and the 1999 Plan in November 2013, February 2013, December 2009 and January 2001 provide for common stock dividend equivalents (paid in cash at the same rate as paid on the common stock) with respect to the shares underlying the unexercised portion of the options. The Company recognizes payments of the dividend equivalent rights on these options on the Company consolidated balance sheet as reductions in additional paid-in capital until fully utilized and then accumulated deficit ($4,612, $4,007 and $2,709 net of income taxes, for the years ended December 31, 2014, 2013 and 2012, respectively), which is included as “Distributions on common stock” in the Company’s consolidated statement of changes in stockholders’ equity.
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
(r) Revenue Recognition:
Tobacco and E-Cigarettes sales:  Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of any related inventory cost recoveries. Certain sales incentives, including promotional price discounts, are classified as reductions of net sales. The Company’s accounting policy is to include federal excise taxes on tobacco sales in revenues and cost of goods sold. Since the Company’s primary line of business is tobacco, the Company’s financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines at the Company and industry levels, regulation, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
Tobacco Shipping and Handling Fees and Costs:  Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs, which were $5,585 in 2014, $5,559 in 2013 and $5,474 in 2012 are recorded as operating, selling, administrative and general expenses.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(s) Advertising:
Tobacco and E-Cigarettes advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $9,493, $4,839 and $4,266 for the years ended December 31, 2014, 2013 and 2012, respectively.
Real estate advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $14,952, $1,298 and $523 for the years ended December 31, 2014 and 2013 and 2012, respectively.

(t) Comprehensive Income:
The Company presents net income and other comprehensive income in two separate, but consecutive, statements. The items are presented before related tax effects with detailed amounts shown for the income tax expense or benefit related to each component of other comprehensive income.
The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Net unrealized gains on investment securities available for sale, net of income taxes of $37,219, $26,749, and $8,886, respectively	$53,985	$39,136	$13,001
Net unrealized losses on long-term investment accounted for under the equity method, net of income tax benefits of $1,156, $418, and $458, respectively	(1,658)	(612)	(670)
Forward contracts adjustment, net of income taxes of $36, $63, and $88, respectively	(55)	(92)	(129)
Pension-related amounts, net of income taxes of $12,167, $10,644, and $15,358, respectively	(17,732)	(15,572)	(22,470)
Accumulated other comprehensive income (loss)	$34,540	$22,860	$(10,268)

(u) Fair Value of Derivatives Embedded within Convertible Debt:
The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. At December 31, 2014, the range of estimated fair market values of the Company’s embedded derivatives was between $167,593 and $171,215. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $169,386 as of December 31, 2014. At December 31, 2013, the range of estimated fair market values of the Company’s embedded derivatives was between $110,758 and $113,392. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $112,062 as of December 31, 2013. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 9.)
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
On a quarterly basis, the Company evaluates its investments to determine whether an impairment has occurred. If so, the Company also makes a determination of whether such impairment is considered temporary or other than temporary. The Company

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believes that the assessment of temporary or other-than-temporary impairment is facts and circumstances driven. However, among the matters that are considered in making such a determination are the period of time the investment has remained below its cost or carrying value, the likelihood of recovery given the reason for the decrease in market value and the Company’s original expected holding period of the investment.
(w) Contingencies:
The Company records Liggett’s product liability legal expenses and other litigation costs as operating, selling, administrative and general expenses as those costs are incurred. As discussed in Note 14, legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett and the Company.
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
Adverse verdicts have been entered against Liggett in 14 state court Engle progeny cases and several of these verdicts have been affirmed on appeal. At December 31, 2014, Liggett and the Company are defendants in approximately 320 state court Engle progeny cases. Through December 31, 2014, other than the Lukacs case, the verdicts against Liggett have ranged from $1 to $3,600. In certain cases, the judgments entered have been joint and several with the other defendants. In four of these cases, punitive damages were awarded against Liggett. The Company's potential range of loss in the six Engle progeny cases currently on appeal is between $0 and $28,195 in the aggregate, plus accrued interest and attorneys’ fees. In determining the range of loss, we consider potential settlements as well as future appellate relief. Except as discussed in Note 14, management is unable to estimate the possible loss or range of loss from remaining Engle progeny cases as there are currently multiple defendants in each case and discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are, in fact Engle, class members (non-class members’ claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages. Litigation is subject to many uncertainties, and it is possible that the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(x) Other Income:

Other income, net consists of:

	Twelve Months Ended
	December 31,
	2014	2013	2012
Gain (loss) on warrants	$572	$1,165	$(1,193)
Interest income	6,243	5,421	2,256
Accretion of interest income from debt discount on notes receivable	144	772	129
Out-of-period adjustment	1,231	—	—
Acceleration of closing fee related to termination of Douglas Elliman joint venture	2,335	—	—
Gain on long-term investment	—	189	135
Other income (expense)	27	3	(148)
Other income, net	$10,552	$7,550	$1,179

The out-of-period adjustment, related to a non-accrual of a receivable from Douglas Elliman in the fourth quarter of 2013 and would have increased the Company's gain on acquisition of Douglas Elliman in 2013. The Company assessed the materiality of this error on all previously issued financial statements and concluded that the error was immaterial to all previously issued financial statements. The impact of correcting this error in the current year is not material to the Company's 2014 consolidated financial statements.
(y) Other Current Liabilities:
Other current liabilities consists of:

	December 31, 2014	December 31, 2013
Accrued promotional expenses	$20,191	$18,655
Accrued excise and payroll taxes payable, net	23,172	11,621
Accrued interest	28,321	21,968
Other current liabilities	55,071	44,407
Total other current liabilities	$126,755	$96,651
(z) New Accounting Pronouncements:

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance to United States Generally Accepted Accounting Principles (“U.S. GAAP”) about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those reporting periods. Earlier adoption is permitted. This ASU is not anticipated to have a material impact on the Company's consolidated financial statements and notes to the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is the result of a convergence project between the FASB and the International Accounting Standards Board. The core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the contract, determining the transaction price, allocating the transaction prices to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The guidance in the ASU supersedes existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2016 with early application not permitted. The ASU allows two methods of adoption; a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting the new standard but does not anticipate it will have a material impact on the Company's consolidated financial statements or notes to the consolidated financial statements.

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
Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 26, 2014, September 27, 2013 and September 28, 2012. The dividends were recorded at par value of $520 in 2014, $450 in 2013 and $414 in 2012 since the Company did not have retained earnings in each of the aforementioned years. In connection with the 5% stock dividends, the Company increased the number of shares subject to outstanding stock options by 5% and reduced the exercise prices accordingly.
For purposes of calculating basic earnings per share (“EPS”), earnings available to common stockholders for the period are reduced by the contingent interest and the non-cash interest expense associated with the discounts created by the beneficial conversion features and embedded derivatives related to the Company’s convertible debt issued. The convertible debt issued by the Company are participating securities due to the contingent interest feature and had no impact on EPS for the years ended December 31, 2014, 2013 and 2012 as the dividends on the common stock reduced earnings available to common stockholders so there were no unallocated earnings.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 13, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under authoritative guidance. The Company recognizes payments of the dividend equivalent rights ($4,612, net of income taxes of $306, and $4,007, net of income taxes of $91 and $2,709, net of income taxes of $26, for the years ended December 31, 2014, 2013 and 2012, respectively) on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet. As a result, in its calculation of basic EPS for the years ended December 31, 2014, 2013 and 2012, respectively, the Company has adjusted its net income for the effect of these participating securities as follows:

	2014	2013	2012
Net income attributed to Vector Group Ltd.	$36,978	$38,944	$30,622
Income attributable to participating securities	(1,027)	(1,068)	(608)
Net income available to common stockholders attributed to Vector Group Ltd.	$35,951	$37,876	$30,014

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
Basic and diluted EPS were calculated using the following shares for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Weighted-average shares for basic EPS	102,928,952	96,082,012	93,285,406
Plus incremental shares related to stock options and warrants	63,554	249,369	88,622
Weighted-average shares for diluted EPS	102,992,506	96,331,381	93,374,028

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the years ended December 31, 2014, 2013 and 2012 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

	Year Ended December 31,
	2014	2013	2012
Number of stock options	—	—	—
Weighted-average exercise price	N/A	N/A	N/A
Weighted-average shares of non-vested restricted stock	—	28,875	3,859
Weighted-average expense per share	N/A	$15.86	$15.52
Weighted-average number of shares issuable upon conversion of debt	30,682,138	29,393,137	19,854,510
Weighted-average conversion price	$17.67	$14.50	$13.02

The Company’s convertible debt was anti-dilutive in 2014, 2013 and 2012.

3.    INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at December 31, 2014 and 2013 were as follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
2014
Marketable equity securities	$63,041	$92,244	$(1,093)	$154,192
Mutual funds invested in fixed income securities	61,485	—	(1,659)	59,826
Marketable debt securities	130,311	2,557	(843)	132,025
	$254,837	$94,801	$(3,595)	$346,043

2013
Marketable equity securities	$53,586	$65,851	$(963)	$118,474
Marketable debt securities	53,063	1,497	(500)	54,060
	$106,649	$67,348	$(1,463)	$172,534

The table below summarizes the maturity dates of fixed income securities at December 31, 2014.

Investment Type:	Market Value	Under 1 Year	1 Year up to 5 Years	More than 5 years
U.S. Government securities	$35,446	$—	$35,446	$—
Corporate securities	56,248	7,320	40,679	8,249
U.S. Government and agency	4,770	—	4,770	—
Commercial mortgage-backed securities	16,508	3,761	12,747	—
U.S. asset-backed securities	16,955	3,998	12,957	—
Index-linked U.S. bonds	2,098	—	2,098	—
Total fixed income securities by maturity dates	$132,025	$15,079	$108,697	$8,249

4.	INVENTORIES
Inventories consist of:

	December 31, 2014	December 31, 2013
Leaf tobacco	$49,948	$49,140
Other raw materials	3,532	3,161
Work-in-process	879	353
Finished goods	62,876	67,201
E-Cigarettes	3,079	839
Inventories at current cost	120,314	120,694
LIFO adjustments	(29,991)	(27,198)
	$90,323	$93,496

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At December 31, 2014, Liggett had tobacco purchase commitments of approximately $23,988 and E-Cigarettes purchase commitments of $300. The Company has a single source supply agreement for fire safe cigarette paper through 2015.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company capitalizes the incremental prepaid cost of the MSA in ending inventory. Each year, the Company capitalizes in inventory that portion of its MSA liability that relates to cigarettes shipped to the public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $14,369 and $15,464 at December 31, 2014 and 2013, respectively.
All of the Company’s inventories at December 31, 2014 and 2013 have been reported under the LIFO method.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	December 31, 2014	December 31, 2013
Land and improvements	$1,442	$1,418
Buildings	15,418	14,950
Machinery and equipment	167,090	161,214
Leasehold improvements	17,212	16,614
	201,162	194,196
Less accumulated depreciation and amortization	(117,050)	(114,938)
	$84,112	$79,258

Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $17,843, $11,063 and $10,608, respectively.

Future machinery and equipment purchase commitments at Liggett were $3,266 and $3,796 at December 31, 2014 and 2013, respectively.

6.	LONG-TERM INVESTMENTS

Long-term investments consist of the following:

	December 31, 2014	December 31, 2013
Investment partnerships	$31,541	$20,041
Real estate partnership	698	747
Long-term investments at Cost	32,239	20,788

Investment partnership accounted for under the equity method	8,053	8,595
	$40,292	$29,383

Long-term investments consist of the following investments accounted for at cost:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment partnerships	$31,541	$38,039	$20,041	$24,095
Real estate partnership	698	1,108	747	1,067
	$32,239	$39,147	$20,788	$25,162

The principal business of these investment partnerships is investing in investment securities and real estate. The estimated fair value of the investment partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. The investments in these investment partnerships are illiquid and the ultimate realization of these

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company’s investments constituted greater than 5% of the invested funds of the partnerships for one partnership at December 31, 2014 and 2013. This partnership was accounted for on the equity method. In accordance with authoritative guidance for accounting for limited partnership investments, the Company has accounted for the remaining investments using the cost method of accounting because the investments did not meet the requirements for equity method accounting.
The Company invested $2,000 and $5,000 in two additional investment partnerships, respectively, in 2014. The principal business of these investment partnerships is investing in investment securities. The Company made a $5,000 additional investment in an existing investment partnership in 2014. The Company received cash distributions of $549, $769 and $207 from limited partnerships in 2014, 2013 and 2012, respectively.
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
The changes in the fair value of these investments were as follows:

	2014	2013
Balance as of January 1	$25,162	$18,353
Contributions	12,000	5,000
Distributions	(549)	(769)
Realized gain on liquidation of long-term investments	—	189

Unrealized gains reclassified into net income	—	(189)
Unrealized gain on long-term investments	2,534	2,578
Net change in long-term investments	2,534	2,389
Balance as of December 31	$39,147	$25,162

Long-term investments consist of the following investments accounted for under the equity method:

	December 31, 2014	December 31, 2013
Investment partnership	$8,053	$8,595

The changes in the fair value of these investments were as follows:

	2014	2013
Balance as of January 1	$8,595	$6,432
Equity income on long-term investments accounted for under the equity method	1,242	2,066

Unrealized (loss) gain on long-term investments	(1,784)	97
Net change in long-term investments	(1,784)	97
Balance as of December 31	$8,053	$8,595

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal business of the investment partnership is investing in investment securities. Fair value approximates carrying value. The estimated fair value of the investment partnership was provided by the partnership based on the indicated market values of the underlying assets or investment portfolio. The investment in the investment partnership is illiquid and the ultimate realization of the investment is subject to the performance of the underlying partnership and its management by the general partners. In the future, the Company may invest in other investments, including limited partnerships, real estate investments, equity securities, debt securities, derivatives and certificates of deposit, depending on risk factors and potential rates of return.

7.	NEW VALLEY LLC

Residential Brokerage Business Acquisition. New Valley is engaged in the real estate business and is seeking to acquire additional real estate properties and operating companies. On December 13, 2013, an affiliate of New Valley acquired an additional 20.59% interest in Douglas Elliman from Prudential Real Estate Financial Services of America, Inc. for a purchase price of $60,000 in cash. The acquisition increased the Company’s ownership position in Douglas Elliman from 50% to 70.59%.
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
In 2014, the Company reassessed its initial purchase accounting allocations. The following table reconciles initial allocation to final allocation of acquired assets and liabilities

	Preliminary December 13, 2013	Measurement Period Adjustments	Final December 13, 2013

Cash and cash equivalents	$116,935	$—	$116,935
Other current assets	12,647	—	12,647
Property, plant and equipment, net	20,275	—	20,275
Goodwill	72,135	(1,729)	70,406
Trademarks	80,000	—	80,000
Other intangible assets, net	12,928	5,856	18,784
Other non-current assets	3,384	—	3,384
Total assets acquired	$318,304	$4,127	$322,431

Notes payable - current	$201	$—	$201
Other current liabilities	26,247	105	26,352
Notes payable - long term	420	—	420
Other long-term liabilities	—	4,022	4,022
Total liabilities assumed	$26,868	$4,127	$30,995

Net assets acquired	$291,436	$—	$291,436

Non-controlling interest	$85,703	$—	$85,703

Revenues of the acquired operations from December 13, 2013 through December 31, 2013 were $20,482 and net income was $732.
Equity Method of Accounting. Prior to December 13, 2013, New Valley accounted for its 50% interest in Douglas Elliman under the equity method of accounting. New Valley’s equity income from Douglas Elliman was $22,974 for the period of January 1 through December 13, 2013. New Valley recorded income of $16,741 for the year ended December 31, 2012 associated with Douglas Elliman.
Summarized financial information as of December 13, 2013, for the period January 1 through December 13, 2013 and for the year ended December 31, 2012, respectively, for Douglas Elliman is presented below. Included in the results was a management fee of $2,204 for the period of January 1 through December 13, 2013 and $2,300 for the year ended December 31, 2012. New Valley received cash distributions from Douglas Elliman of $3,286 for the period of January 1 through December 13, 2013 and $5,540 for the year ended December 31, 2012.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 13, 2013
Cash	$117,660
Other current assets	11,922
Property, plant and equipment, net	16,293
Trademarks	21,663
Goodwill	38,776
Other intangible assets, net	431
Other non-current assets	3,384
Notes payable - current	201
Other current liabilities	26,921
Notes payable - long term	420
Other long-term liabilities	8,862
Members’ equity	173,725

	January 1 through December 13,	Year Ended December 31,
	2013	2012
Revenues	$416,453	$378,175
Costs and expenses	369,852	346,617
Depreciation expense	3,790	3,422
Amortization expense	213	242
Other income (expense)	(22)	1,829
Interest expense, net	23	62
Income tax expense	996	780
Net income	$41,557	$28,881

Douglas Elliman’s current operations are primarily located in the New York, Miami and Los Angeles metropolitan areas. Local and regional economic and general business conditions in these markets could differ materially from prevailing conditions in other parts of the country.
Investments in non-consolidated real estate businesses.  New Valley also holds equity investments in various real estate projects domestically and internationally.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of “Investments in real estate ventures” were as follows:

	December 31, 2014	December 31, 2013
Milanosesto Holdings (f/k/a Sesto Holdings)	$5,037	$5,037
Land Development	5,037	5,037

10 Madison Square Park West (f/k/a 1107 Broadway)	6,384	6,579
The Whitman	—	1,165
The Marquand	12,000	7,000
11 Beach Street	12,328	11,160
20 Times Square (f/k/a 701 Seventh Avenue)	12,481	11,148
111 Murray Street	27,319	19,256
160 Leroy Street	1,467	1,150
PUBLIC Chrystie House (f/k/a Chrystie Street)	3,300	2,048
25-19 43rd Avenue	733	—
Queens Plaza (f/k/a 23-10 Queens Plaza South)	11,082	8,058
8701 Collins Avenue	6,144	3,794
125 Greenwich Street	9,308	—
9040 Sunset Boulevard West Hollywood, CA	5,604	—
Condominium and Mixed Use Development	108,150	71,358

Maryland Portfolio	3,234	3,498
ST Portfolio	15,283	15,984
Apartment Buildings	18,517	19,482

Park Lane Hotel	19,341	19,514
Hotel Taiwana	7,629	7,428
Coral Beach and Tennis Club	2,816	2,964
Hotels	29,786	29,906

Other	1,970	2,419

Investments in real estate ventures	$163,460	$128,202

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Land Development:
Milanosesto Holdings.  In October 2010, New Valley acquired a 7.2% interest in Sesto Holdings S.r.l. (“Sesto”) for $5,000. Sesto holds a 42% interest in an entity that has purchased a land plot of approximately 322 acres in Milan, Italy. Sesto intends to develop the land plot as a multi-parcel, multi-building mixed use urban regeneration project. Sesto is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for Sesto under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in Sesto was $5,037 at December 31, 2014.

Condominium and Mixed Use Development:
Chelsea Eleven.  In September 2008, New Valley purchased for $12,000 a 40% interest in New Valley Oaktree Chelsea Eleven, LLC, which lent $29,000 and contributed $1,000 for 29% of the capital in Chelsea Eleven, LLC (“Chelsea”). Chelsea is developing a condominium project in Manhattan, New York, which consists of 54 luxury residential units and one commercial unit. New Valley Chelsea is operating as an investment vehicle for the Chelsea real estate development project. New Valley Chelsea was a variable interest entity; however, the Company was not the primary beneficiary.
In February and April 2012, Chelsea closed on the remaining utility and two residential units of the 54 unit building and the project was concluded. The Company received net distributions of $9,483 from New Valley Oaktree Chelsea Eleven LLC for the year ended December 31, 2012. New Valley accounted for its 40% interest in New Valley Oaktree Chelsea Eleven, LLC under the equity method of accounting. New Valley recorded equity income of $3,137 for the year ended December 31, 2012 related to New Valley Chelsea. New Valley had no exposure to loss as a result of its investment in Chelsea as of December 31, 2014. The project has concluded.
Fifty Third-Five Building.  In September 2010, New Valley contributed $2,500 to a joint venture, Fifty Third-Five Building LLC (“JV”), of which it owns 50%. The JV was formed for the purposes of acquiring a defaulted real estate loan, collateralized by real estate located in New York City. In October 2010, New Valley LLC contributed an additional $15,500 to the JV and the JV acquired the defaulted loan for approximately $35,500. In December 2012, all outstanding principal and interest on the loan was repaid and the defaulted note was retired.
New Valley received a liquidating distribution of $20,900 from the JV in December 2012 and$125 in May 2013. This investment was accounted for under the equity method of accounting. New Valley recorded equity income of $125 and $2,900 for the years ended December 31, 2013 and 2012, respectively. New Valley had no exposure to loss as a result of its investment in the JV as of December 31, 2014. The project has concluded.
10 Madison Square Park West. During 2011, New Valley invested $5,489 for an approximate indirect 5% interest in MS/WG 1107 Broadway Holdings LLC. In September 2011, MS/WG 1107 Broadway Holdings LLC acquired the 1107 Broadway property in Manhattan, NY. The joint venture is converting a 260,000-square-foot office building into a luxury residential condominium in the Flatiron District / NoMad neighborhood of Manhattan. MS/WG 1107 Broadway Holdings LLC is a variable interest entity; however, New Valley is not the primary beneficiary. During 2013, all partners in the joint venture contributed pro-rata amounts to the joint venture, and New Valley’s portion was $1,013. New Valley accounts for MS/WG 1107 Broadway Holdings LLC under the equity method of accounting. New Valley received distributions of $2,449 and recognized income of $2,254 for the year ended December 31, 2014. New Valley’s maximum exposure to loss as a result of its investment in MS/WG 1107 Broadway Holdings LLC was $6,384 at December 31, 2014.
The Whitman.  In February 2011, New Valley invested $900 for an approximate 12% interest in Lofts 21 LLC which was marketed as The Whitman. Lofts 21 LLC acquired an existing property in Manhattan, NY to develop into a luxury residential condominium. The property is located in the Flatiron District / NoMad neighborhood of Manhattan in New York City. Construction has been completed and three of the four units were sold in 2013 and the remaining unit was sold in 2014.
The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for Lofts 21 LLC under the equity method of accounting. New Valley received distributions of $1,717 and $260 in 2014 and 2013, respectively, and recorded equity income of $552 and $525 for the years ended December 31, 2014 and 2013, respectively. New Valley’s has no maximum exposure to loss as a result of this investment in Lofts 21 LLC at December 31, 2014. The investment has concluded.
The Marquand. In December 2011, New Valley invested $7,000 for an approximate 18% interest in a condominium conversion project. The building is a 12-story, 105,000 square foot residential rental building located on 68th Street between Fifth Avenue and Madison Avenue in Manhattan, NY. Of the 29 units available for sale, eight units were sold in 2014.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded equity income of $5,000 for the year ended December 31, 2014. New Valley’s maximum exposure to loss as a result of its investment in The Marquand was $12,000 at December 31, 2014.
11 Beach Street. New Valley invested $9,642 in June 2012 and a total of $1,519 in 2013 for an approximate 49.5% interest in 11 Beach Street Investor LLC (the “Beach JV”). Beach JV plans to renovate and convert an existing office building in Manhattan into a luxury residential condominium. During 2014, all partners in the joint venture contributed pro-rata amounts to the joint venture, and New Valley’s portion was $2,178. During 2014, all partners in the joint venture received pro-rata amounts from the joint venture for contributions in excess of need, and New Valley’s portion was $1,010. Beach JV is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for its interest in Beach JV under the equity method of accounting. New Valley’s maximum exposure to loss on its investment in Beach JV was $12,328 at December 31, 2014.
20 Times Square. In August and September 2012, New Valley invested a total of $7,800 for an approximate 11.5% interest in a joint venture that acquired property located at 701 Seventh Avenue in Times Square in Manhattan. The joint venture plans to redevelop the property for retail space and signage, as well as a site for a potential hotel. The investment closed in October 2012 and New Valley invested an additional $1,507 at closing. All partners in the joint venture contributed pro-rata amounts to the joint venture, and New Valley’s portion was $2,421 and $4,304 in 2014 and 2013, respectively. All partners in the joint venture received pro-rata amounts from the joint venture for contributions in excess of need, and New Valley’s portion was $1,088 and $2,463 in 2014 and 2013, respectively.
New Valley may have additional future capital contributions of approximately $14,000. The property, located on the northeast corner of Seventh Avenue and 47th Street, totals approximately 120,000 gross square feet and is a rectangular corner parcel currently occupied by two buildings. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in NV 701 Seventh Avenue was $12,481 at December 31, 2014.
111 Murray Street. In May 2013, New Valley acquired a 25% interest in a joint venture, which had the rights to acquire a 15-story building on a 31,000 square-foot lot in the TriBeCa neighborhood of Manhattan, NY. In July 2013, the joint venture closed on the acquisition of the property. The joint venture plans to build a mixed-use property that includes both commercial space and a 139-unit, luxury condominium building on the building’s site. Development began in 2014 and is expected to be completed by March 2018. New Valley had invested $19,256 in the joint venture as of December 31, 2013 in the form of capital contributions and a loan bearing interest at 12% per annum, compounded quarterly, to the joint venture partner. During 2014, all partners in the joint venture contributed pro-rata amounts to the joint venture, and New Valley’s portion was $8,063. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment was $27,319 as of December 31, 2014.
160 Leroy Street.  In March 2013, a subsidiary of New Valley, NV Leroy LLC, invested $1,150 for an approximate 5% interest in a development site in the West Greenwich Village neighborhood of Manhattan. The site is being developed as a high-rise condominium that will face the Hudson River. Subsequent to its initial investment, New Valley acquired a 50% partner in its investment in NV Leroy LLC. The investment in NV Leroy LLC is a variable interest entity and New Valley is the primary beneficiary. As a result of the consolidation of NV Leroy LLC, New Valley carries its investment at $1,467 and non-controlling interest of $733 related to the investment. NV Leroy LLC interest in the development project is a variable interest entity; however, NV Leroy LLC is not the primary beneficiary. NV Leroy LLC accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in Leroy Street was $734 at December 31, 2014.
PUBLIC Chrystie House. In December 2012, New Valley invested $1,973 for an approximate 49% interest in WG Chrystie LLC (“Chrystie Street”) which owns a 37.5% ownership interest in 215 Chrystie Venture LLC which, through its affiliate, owns a condominium conversion project located in Manhattan. The joint venture plans to develop the property into a 29-story mixed-use property with PUBLIC, an Ian Schrager-branded boutique hotel, and luxury condominium residences. All partners in the joint venture contributed pro-rata amounts to the joint venture, and New Valley’s portion was $1,252 and $75 in 2014 and 2013, respectively. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in Chrystie Street was $3,300 at December 31, 2014.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25-19 43rd Avenue - The Dutch LIC. In May 2014, New Valley invested $733 for an approximate 9.9% interest in 43rd Avenue Investors LLC. The joint venture plans to develop 87,000 square feet of residential condominium units in Long Island City, New York. Construction of the 86-unit building commenced in September 2014. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in 43rd Avenue Investors LLC was $733 at December 31, 2014.
Queens Plaza South. In December 2012 and August 2013, New Valley invested $7,350 for an approximate 45.37% interest in QPS 23-10 Venture LLC which through its affiliate owns a condominium conversion project, 23-10 Queens Plaza South, located in Queens, New York. All partners in the venture contributed pro-rata amounts to the venture, and New Valley’s portion was $4,532 and $708 in 2014 and 2013, respectively. During 2014, all partners in the venture received pro-rata amounts from the venture for contributions in excess of need, and New Valley’s portion was $1,508. New Valley’s investment percentage did not change. The joint venture plans to develop a new apartment tower with 472,574 square feet of residential space. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in Queens Plaza was $11,082 at December 31, 2014.
8701 Collins Avenue. In December 2013, New Valley invested $3,750 in a joint venture to acquire a 15% interest in the Howard Johnson’s Dezerland Beach hotel in Miami Beach, Florida, which will be redeveloped into modern hotel and residential condominium units. In 2014, all partners in the venture contributed pro-rata amounts to the venture, and New Valley’s portion was $2,250. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded equity income of $100 for the year ended December 31, 2014, related to the hotel operations. New Valley’s maximum exposure to loss as a result of its investment in 8701 Collins Avenue was $6,144 at December 31, 2014.
125 Greenwich Street. In August 2014, New Valley invested $7,308 for an approximate 78.5% interest in NV Greenwich LLC. The investment in NV Greenwich is a variable interest entity and New Valley is the primary beneficiary. As a result of the consolidation of NV Greenwich LLC, New Valley carries its investment at $9,308 and has non-controlling interest of $2,000 related to the investment. NV Greenwich LLC ultimately owns 13.3% 125 Greenwich JV LLC. The joint venture plans to develop a residential condominium tower in lower Manhattan. The investment in 125 Greenwich JV LLC is a variable interest entity; however, NV Greenwich LLC is not the primary beneficiary. NV Greenwich LLC accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in 125 Greenwich Street was $7,308 at December 31, 2014.
9040 Sunset Boulevard. In October 2014, New Valley invested $5,604 for an approximate 48.5% interest in 9040 Sunset Boulevard. The joint venture plans to develop a hotel and condominium complex. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in 9040 Sunset Boulevard was $5,604 at December 31, 2014.

Apartment & Office Buildings:
Maryland Portfolio. In July 2012, New Valley invested $5,000 for an approximate 30% interest in a joint venture that owns a 25% interest in a portfolio of approximately 5,500 apartment units primarily located in Baltimore County, Maryland. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley received distributions of $613, $575 and $116 for the years ended December 31, 2014, 2013 and 2012, respectively. New Valley recorded equity income of $349 and equity loss of $542 and $269 for the years ended December 31, 2014, 2013, and 2012, respectively. New Valley’s maximum exposure to loss as a result of its investment in NV Maryland was $3,234 at December 31, 2014.
ST Portfolio. In November 2013, New Valley invested $16,365 for an approximate 16.4% interest in a joint venture that owns four Class A multi-family rental assets in partnership with Winthrop Realty Trust. The four buildings are located in: Houston, Texas; Phoenix, Arizona; San Pedro, California; and Stamford, Connecticut. The buildings include 761 apartment units and approximately 25,000 square feet of retail space. In 2014, the San Pedro, California building was sold and the proceeds were used to pay down debt. The investment is not a variable interest entity. New Valley accounts for this investment under the equity method of accounting. New Valley received a distribution of $693 for the year ended December 31, 2014 and recorded an equity loss of $8 and $381 for the year ended December 31, 2014 and 2013, respectively. New Valley’s maximum exposure to loss as a result of its investment in ST Residential was $15,283 at December 31, 2014.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The summarized financial information of the joint venture was as follows:

Year Ended December 31,
2012
Interest and dividend income	$25,122
Costs and expenses	424
Interest expense, net	7,794
Income tax expense	12
Net income	$16,892

On September 28, 2012, all outstanding principal and interest was repaid and the C-Note was retired. New Valley accounted for this investment under the equity method of accounting. New Valley received a liquidating distribution of $32,275 from the joint venture on September 28, 2012. New Valley received a liquidating distribution of $5 related to the winding down of the joint venture. New Valley recorded equity income of $5 and $7,180 for the years ended December 31, 2013, and 2012, respectively. New Valley had no exposure to loss as a result of its investment in NV SOCAL LLC at December 31, 2014. The investment has concluded.

Hotels:
Park Lane Hotel. In November 2013, New Valley acquired an approximate 5% interest in a joint venture that acquired the Park Lane Hotel, which is presently a 47-story, 605-room independent hotel owned and operated by the Helmsley Family Trust and Estate. The joint venture is developing plans for a hotel and luxury residential condominiums. The development is estimated to take approximately 30 months from commencement of construction. New Valley had invested $19,331 in the joint venture as of December 31, 2013. New Valley contributed an additional of $2,470 in 2014, along with the contributions of additional capital of the investment partners. New Valley's ownership percentage did not change.
The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded an equity loss of $2,643 for the year ended December 31, 2014 and income of $183 for the years ended December 31, 2013, related to the hotel operations. New Valley’s maximum exposure to loss as a result of its investment in Park Lane Hotel was $19,341 at December 31, 2014.
Hotel Taiwana. In October 2011, New Valley invested $2,658 for an approximate 17% interest in Hill Street Partners LLP (“Hill”). Hill purchased a 37% interest in Hill Street SEP (“Hotel Taiwana”) which owned a portion of a hotel located in St. Barthelemy, French West Indies. The hotel consists of 30 suites, 6 pools, a restaurant, lounge and gym. New Valley contributed additional capital of $514 and $4,770 in 2014 and 2013, respectively, along with contributions of additional capital by the other investment partners of Hill Street Partners LLP (“Hill”). New Valley’s investment percentage did not change. Hill used the contributions to purchase the remaining interest in Hotel Taiwana and make improvements to the property. The purpose of the investment is to renovate and the sell the hotel in its entirety or as hotel-condos.
The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded an equity loss of $313 for the year ended December 31, 2014, related to the hotel operations. New Valley recorded no equity income for the years ended December 31, 2013 and 2012, respectively. New Valley’s maximum exposure to loss as a result of its investment in Hotel Taiwana was $7,629 at December 31, 2014.
Coral Beach. In December 2013, New Valley invested $3,030 to acquire a 49% interest in a joint venture that acquired a 52-acre site in Bermuda. The property consists of the Horizons Hotel, which includes 56 hotel units, and Coral Beach and Tennis

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Club, which includes 31 hotel units, in Bermuda. The Coral Beach and Tennis Club is open while the Horizons hotel is closed. Renovation began on the Coral Beach and Tennis Club in 2014.
The investment is not a variable interest entity. New Valley accounts for this investment under the equity method of accounting. New Valley recorded an equity loss of $1,299 and $66 for the years ended December 31, 2014 and 2013, respectively, related to the hotel operations. New Valley’s maximum exposure to loss as a result of its investment in Coral Beach was $2,816 at December 31, 2014.

Real Estate Held for Sale, net:
The components of “Real Estate Held for Sale, net” were as follows:

	December 31, 2014	December 31, 2013
Escena, net	$10,643	$10,625
Indian Creek	—	10,286
Investment in consolidated real estate businesses, net	$10,643	$20,911

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
The assets have been classified as an “Real estate held for sale, net” on the Company’s consolidated balance sheet and the components are as follows:

	December 31, 2014	December 31, 2013
Land and land improvements	$8,953	$8,930
Building and building improvements	1,865	1,530
Other	1,568	1,577
	12,386	12,037
Less accumulated depreciation	(1,743)	(1,412)
	$10,643	$10,625

The Company recorded an operating loss of $760, $1,184 and $628 for the years ended December 31, 2014, 2013 and 2012, respectively, from Escena.

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Indian Creek. In March 2013, New Valley invested $7,616 for an 80% interest in Timbo LLC (“Indian Creek”) which owns a residential real estate project located on Indian Creek, Florida. As a result of the 80% ownership interest, the consolidated financial statements of the Company include the balances of Indian Creek which included land and building of approximately $9,945, a line of credit of $3,570, equity interest of $4,742 and a minority interest of $1,185 as of December 31, 2013.

In May 2013, Indian Creek entered into a $8,400 line of credit for a construction loan, that bears interest at the Overnight LIBOR rate plus 250 basis points, floating, per annum.

In May 2014, the Indian Creek property was sold for $14,400 and New Valley received a distribution of approximately $7,100. New Valley recognized income of approximately $2,400 from the sale for the year ended December 31, 2014. The project has concluded.
Real Estate Market Conditions.  Because of the risks and uncertainties of the real estate markets, the Company will continue to perform additional assessments to determine the impact of the markets, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of Goodwill and other intangibles assets, net were as follows:

	December 31, 2014	December 31, 2013
Goodwill	$70,791	$70,406

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	11,670	17,191

Total goodwill and other intangibles, net	$269,972	$275,108

The carrying amounts of goodwill related to the the December 13, 2013 acquisition of an additional 20.59% interest in Douglas Elliman with changes therein were as follows:

Goodwill
Balance at of January 1, 2013	$—
Acquisitions	72,135
Purchase accounting adjustments	(1,729)
Balance at December 31, 2013	$70,406
Acquisitions (1)	385
Balance as of December 31, 2014	$70,791
___________________________

(1)
In December 2014, Douglas Elliman completed the acquisition of Joshua & Co. of Aspen, Inc., a real estate broker that serves the Aspen, Colorado market for approximately $500 cash. Of the total purchase price of $500, $105 was attributed to intangible assets, $385 was attributed to goodwill, and $10 was attributed to net assets acquired. The goodwill of $385 is attributable to the acquired workforce in place and synergies expected to arise after the acquisition. The amount of goodwill expected to be deductible for tax purposes is $385.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fiscal year ended December 31, 2014, the Company retrospectively adjusted a portion of its goodwill with respect to the Douglas Elliman Acquisition. Such adjustments resulted in a net decrease of $1,729 to the goodwill that was recorded at December 31, 2013. As required by US GAAP, adjustments to provisional goodwill recognized in a business combination must be presented as if the accounting had been complete at the acquisition date. As such, the Company has revised comparative information for prior periods presented in the financial statements and has included the impact of these adjustments in the balance as of December 31, 2013 in the table above and on the accompanying consolidated balance sheet as of December 31, 2013.
Goodwill is evaluated for impairment annually or whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors (for example, interest rate and foreign exchange rate fluctuations, and loss of key personnel), supply costs, unanticipated competitive activities, and acts by governments and courts.
The Company follows ASC 350, Intangibles -- Goodwill and Other, included in ASU 2011-08, Testing Goodwill for Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The Company performed the qualitative assessment for the year ended December 31, 2014 and determined that performing the first step of the two-step impairment test was unnecessary.

Other intangible assets and contract liabilities assumed were as follows:

	Useful Lives in Years	December 31, 2014	December 31, 2013
Intangible asset associated with benefit under the MSA	Indefinite	$107,511	$107,511

Trademark - Douglas Elliman	Indefinite	80,000	80,000

Favorable leases	1 - 10	13,444	13,444
Other intangibles	1 - 5	5,690	5,340
		19,134	18,784
Less: Accumulated amortization on amortizable intangibles		(7,464)	(1,593)
Other intangibles, net		$11,670	$17,191

Contract liabilities assumed:

Unfavorable leases	1 - 10	$4,022	$4,022
Less: Accumulated amortization on amortizable intangibles		(808)	(25)
Unfavorable leases, net		$3,214	$3,997

The intangible asset associated with the benefit under the MSA relates to the market share payment exemption of The Medallion Company Inc. (now known as Vector Tobacco Inc., acquired in April 2002, under the MSA, which states payments under the MSA continue in perpetuity. As a result, the Company believes it will realize the benefit of the exemption for the foreseeable future. The trademark intangible is attributed to the acquisition of the Douglas Elliman Realty brand name which the Company plans to continue using for the foreseeable future.
The fair value of the intangible assets associated with benefit under the MSA are calculated using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademarks and intangible asset associated with the benefit under MSA and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trademark and the intangible asset associated with the benefit under the MSA. The Company performed its impairment test for the year ended December 31, 2014 and no impairment was noted.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the intangible asset associated with the Douglas Elliman trademark is calculated using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. The Company performed its impairment test for the year ended December 31, 2014 and no impairment was noted.
The fair value of the other intangibles with finite lives includes favorable leases arising from leases with terms that are less than market value assumed in the business combination. Other intangibles with finite lives also includes backlog and listing inventory for Development sales.
The unfavorable leases were from lease terms that exceeded market and gave rise to a liability that were assumed in the business combination. The unfavorable leases are grouped with long-term Other liabilities.
Amortization of other intangibles was $5,088 and $1,568 for the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, respectively, $1,768 and $1,356 were taken as an offset to revenue, which relate to amortization of backlog and listing inventory intangible assets, $4,034 and $222 were taken as rent expense for amortization of favorable leases, $783 and $25 were taken as offsets to rent expense for amortization of unfavorable leases, and $69 and $15 were taken as other amortization expense. Amortization expense is estimated to be $4,890, $1,644, $996, and $948, and amortization income from unfavorable lease contracts of $124 during the five years ended December 31, 2015 through 2019, respectively, and amortization expense of $91 thereafter.

9.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consist of:

	December 31, 2014	December 31, 2013
Vector:
7.75% Senior Secured Notes due 2021, including premium of $9,275 and $0	$609,275	$450,000
6.75% Variable Interest Senior Convertible Note due 2015 (as amended), net of unamortized discount of $0 and $19,311*	25,000	30,689
6.75% Variable Interest Senior Convertible Exchange Notes due 2014, net of unamortized discount of $0 and $25,944*	—	81,586
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $98,831 and $0*	159,919	—
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $146,634 and $155,817*	83,366	74,183
Liggett:
Revolving credit facility	17,767	30,424
Term loan under credit facility	3,589	3,884
Equipment loans	13,966	17,252
Other	469	4,325
Total notes payable, long-term debt and other obligations	913,351	692,343
Less:
Current maturities	(52,640)	(151,577)
Amount due after one year	$860,711	$540,766
_____________________________

*
The fair value of the derivatives embedded within the 6.75% Variable Interest Senior Convertible Note ($884 at December 31, 2014 and $6,607 at December 31, 2013, respectively), the 6.75% Variable Interest Senior Convertible Exchange Notes ($0 at December 31, 2014 and $12,521 at December 31, 2013, respectively), the 5.50% Variable Interest Senior Convertible Debentures ($80,864 at December 31, 2014 and $0 at December 31, 2013, respectively), and the 7.5% Variable Interest Senior Convertible Debentures ( $87,638 at December 31, 2014 and $92,934 at December 31, 2013, respectively) is separately classified as a derivative liability in the condensed consolidated balance sheets.

Senior Secure Notes - Vector:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11% Senior Secured Notes due 2015:
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
The indenture contains covenants that restrict the payment of dividends by the Company if the Company’s consolidated earnings before interest, taxes, depreciation and amortization, as defined in the indenture, for the most recently ended four full quarters is less than $75,000. The indenture also restricts the incurrence of debt if the Company’s Leverage Ratio and its Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. The Company’s Leverage Ratio is defined in the indenture as the ratio of the Company’s and the guaranteeing subsidiaries’ total debt less the fair market value of the Company’s cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. The Company’s Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness.
On April 15, 2014, the Company completed the sale of $150,000 principal amount of its 7.75% Senior Secured Notes due 2021 for a price of 106.750% in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The Company received net proceeds of approximately $158,670 after deducting underwriting discounts, commissions, fees and offering expenses. The Company will amortize the deferred costs and debt premium related to the additional Senior Secured Notes over the estimated life of the debt.
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
6.75% Variable Interest Senior Convertible Note due 2015, as amended:
On May 11, 2009, the Company issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. The note pays interest (“Total Interest”) on a quarterly basis at a rate of 3.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 6.75% per annum. The note is convertible into the Company’s common stock at the holder’s option. The conversion price as of December 31, 2014 of $11.223 per share (approximately 89.1021 shares of common stock per $1,000 principal amount of the note) is subject to adjustment for various events, including the issuance of stock dividends.
On March 14, 2014, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted $25,000 principal balance of the $50,000 Note into 2,227,553 of the Company's common shares. The Company recorded non-cash accelerated interest expense related to the converted debt of $3,679 for the year ended December 31, 2014. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $25,000.
On November 14, 2014, the Note was amended whereby the stated maturity date of the Note was extended from November 15, 2014 to February 15, 2015. The outstanding principal balance as of December 31, 2014 was $25,000. On February 3, 2015, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted the remaining $25,000 principal balance of the $50,000 Note into 2,227,553 of our common stock.
The purchaser of the 6.75% Note is an entity affiliated with Dr. Phillip Frost, who reported, after the consummation of the sale, beneficial ownership of approximately 11.7% of the Company’s common stock. Dr. Frost has reported that entities affiliated with him had beneficial ownership of approximately 15.3% of the Company’s common stock following the purchase of additional shares in a privately-negotiated transaction with an existing stockholder.
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
On May 20, 2014, a holder of the 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 converted $7,500 principal balance of the $107,530 Notes into 589,036 of the Company's common shares. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $7,500.
In August, 2014, holders of the 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 converted $32,415 principal balance of the $107,530 Notes into 2,545,813 of the Company's common shares. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $32,415.
In November, 2014, holders of the 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 converted the remaining $67,615 principal balance of the $107,530 Notes into 5,310,334 of the Company's common shares. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $67,615.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded non-cash accelerated interest expense related to the converted debt of $1,526 for the year ended December 31, 2014.
3.875% Variable Interest Senior Convertible Debentures due 2026:
In July 2006, the Company sold $110,000 of its 3.875% variable interest senior convertible debentures due 2026 in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act.
The debentures paid interest on a quarterly basis at a rate of 3.875% per annum plus Additional Interest (the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date was the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures were convertible into the Company’s common stock at the holder’s option.
The Company was required to mandatorily redeem on June 15, 2011, 10% of the total aggregate principal amount outstanding, or $11,000, of the Company’s 3.875% Variable Interest Senior Convertible Debentures due 2026. Other than the holders of $7 principal amount of the debentures, who had 10% of their aggregate principal amount of debentures mandatorily redeemed, each holder of the debentures chose to convert its pro-rata portion of the $11,000 of principal amount of debentures into 792,979 shares of the Company’s common stock. The Company recorded a non-cash accelerated interest expense related to the converted debt of $1,217 for the year ended December 31, 2012, on the conversion of the debentures. The debt conversion resulted in a non-cash financing transaction of $10,993.
Holders of the Debentures converted $2 principal amount of the Debentures into 138 shares of the Company’s common stock in February 2012, $31,370 principal amount into 2,155,718 shares of common stock in June 2012, and $24,406 principal amount into 1,677,155 shares of common stock in September 2012. The Company recorded non-cash accelerated interest expense related to the converted debt of $14,960 for the year ended December 31, 2012. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $55,778. As of December 31, 2012, the principal amount of the Debentures outstanding was $43,222.
On October 29, 2013, the Company issued a Notice of Optional Redemption to each holder of the Debentures. Pursuant to the Notice of Optional Redemption, the Company intended to redeem all of the remaining Debentures outstanding under the Indenture on November 29, 2013. In November 3013, holders of the debentures converted an aggregate of $43,222 principal amount of the debentures into 3,118,676 shares of the Company’s common stock in November 2013. The Company recorded non-cash accelerated interest expense related to the converted debt of $12,414 for the year ended December 31, 2013. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $43,222.
7.5% Variable Interest Senior Convertible Notes due 2019:
In November 2012, the Company sold $230,000 of its 7.5% variable interest senior convertible notes due 2019 interest senior convertible notes due 2019 (the “2019 Convertible Notes”) in a public offering registered under the Securities Act. The 2019 Convertible Notes are our senior unsecured obligations and are effectively subordinated to any of its secured indebtedness to the extent of the assets securing such indebtedness. The 2019 Convertible Notes are also structurally subordinated to all liabilities and commitments of our subsidiaries. The aggregate net proceeds from the sale of the 2019 Convertible Notes were approximately $218,900 after deducting underwriting discounts, commissions, fees and offering expenses.
The 2019 Convertible Notes pay interest (“Total Interest”) on a quarterly basis beginning January 15, 2013 at a rate of 2.5% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 7.5% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price at December 31, 2014 was $16.78 per share (approximately 59.5946 shares of common stock per $1,000 principal amount of the note), is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on January 15, 2019. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Lending Agreement:
In connection with the offering of its 2019 Convertible Notes in November 2012, the Company lent Jefferies & Company (“Jefferies”), the underwriter for the offering, a total of 6,740,685 shares of the Company’s common stock under the Share Lending Agreement. Jefferies is entitled to offer and sell such shares and use the sale to facilitate the establishment of a hedge position by investors in the notes and will receive all proceeds from the common stock offerings and lending transactions under the Share Lending Agreement. The Company received a nominal lending fee of $0.10 per share for each share of common stock that the Company lent pursuant to the Share Lending Agreement.
The Share Lending Agreement requires that the shares borrowed be returned upon the maturity of the related debt, January 2019, or earlier, including the redemption of the notes or the conversion of the notes to shares of common stock pursuant to the terms of the indenture governing the notes. Borrowed shares are issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares will have all of the rights of a holder of the Company’s outstanding shares. However, because the share borrower must return to the Company all borrowed shares (or identical shares), the borrowed shares are not considered outstanding for purposes of computing and reporting the Company’s earnings per share in accordance with generally accepted accounting principles. Jefferies agreed to pay to the Company an amount equal to any dividends or other distributions that the Company pays on the borrowed shares.
The Company received a nominal fee for the loaned shares and determined the fair value of the Share Lending Agreement was $3,204 at the date of issuance based on the present value of the future cash flows attributed to an estimated reduction in stated interest due to the presence of the Share Lending Agreement. The $3,204 fair value was recognized as a debt financing charge and is being amortized to interest expense over the term of the notes. In November 2012, 3,370,343 shares were returned but no cash was exchanged. As of December 31, 2014, 3,370,343 shares were outstanding on the Share Lending Agreement and $181 had been amortized to interest expense.
5.5% Variable Interest Senior Convertible Notes due 2020 - Vector:
On March 24, 2014, the Company completed the sale of $258,750 of its 5.5% Variable Interest Convertible Senior Notes due 2020 (the “2020 Convertible Notes”). The 2020 Convertible Notes are the Company's senior unsecured obligations and are effectively subordinated to any of its secured indebtedness to the extent of the assets securing such indebtedness. The 2020 Convertible Notes are also structurally subordinated to all liabilities and commitments of the Company's subsidiaries.
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
The 2020 Convertible Notes pay interest (“Total Interest”) on a quarterly basis beginning April 15, 2014 at a rate of 1.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date after April 15, 2014 shall be the higher of (i) the Total Interest and (ii) 5.5% per annum with the interest payment on April 15, 2014 being based on 5.5% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price at December 31, 2014 was $25.87 per share (approximately 38.6563 shares of common stock per $1,000 principal amount of the note), and is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on April 15, 2020. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2014	2013	2012
6.75% note	$6,097	$5,914	$2,842
6.75% exchange notes	13,570	11,799	7,416
3.875% convertible debentures	—	155	57
7.5% convertible notes	5,553	3,614	369
5.5% convertible notes	6,851	—	—
Interest expense associated with embedded derivatives	$32,071	$21,482	$10,684

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Year Ended December 31,
	2014	2013	2012
6.75% note	$3,212	$5,075	$5,247
6.75% exchange notes	8,990	9,625	9,940
3.875% convertible debentures	—	(1,417)	(22,281)
7.5% convertible notes	5,296	5,652	(382)
5.5% convertible notes	1,911	—	—
Gain (loss) on changes in fair value of derivatives embedded within convertible debt	$19,409	$18,935	$(7,476)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the fair value of derivatives embedded within convertible debt:

	6.75% Note	6.75% Exchange Notes	3.875% Convertible Debentures	7.5% Convertible Notes	5.5% Convertible Notes	Total
Balance at January 1, 2012	$16,929	$32,086	$84,485	$—	$—	$133,500
Conversion of $55,778 of 3.875% Variable Interest Senior Convertible Debentures due June 15, 2016	—	—	(67,052)	—	—	(67,052)
Issuance of 7.5% Note	—	—	—	98,204	—	98,204
(Gain) loss from changes in fair value of embedded derivatives	(5,247)	(9,940)	22,281	382	—	7,476
Balance at December 31, 2012	11,682	22,146	39,714	98,586	—	172,128
Conversion of $43,222 of 3.875% Variable Interest Senior Convertible Debentures due June 15, 2016	—	—	(41,131)	—	—	(41,131)
(Gain) loss from changes in fair value of embedded derivatives	(5,075)	(9,625)	1,417	(5,652)	—	(18,935)
Balance at December 31, 2013	6,607	12,521	—	92,934	—	112,062
Conversion of $25,000 of 6.75% Variable Interest Senior Convertible Note due February 15, 2015	(2,511)	—	—	—	—	(2,511)
Conversion of $107,530 of 6.75% Variable Interest Senior Convertible Exchange Notes due November 15, 2014	—	(3,531)	—	—	—	(3,531)
Issuance of 5.5% Note	—	—	—	—	82,775	82,775
Gain from changes in fair value of embedded derivatives	(3,212)	(8,990)	—	(5,296)	(1,911)	(19,409)
Balance at December 31, 2014	$884	$—	$—	$87,638	$80,864	$169,386

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
A summary of non-cash interest expense associated with the amortization of the debt discount created by the beneficial conversion feature on the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2014	2013	2012
Amortization of beneficial conversion feature:
6.75% note	$5,317	$5,157	$2,479
6.75% exchange notes	8,386	7,294	4,582
3.875% convertible debentures	—	82	30
7.5% convertible notes	3,631	2,363	241
5.5% convertible notes	2,067	—	—
Interest expense associated with beneficial conversion feature	$19,401	$14,896	$7,332

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unamortized Debt Discount on Variable Interest Senior Convertible Debt:
The following table reconciles unamortized debt discount within convertible debt:

	6.75% Note	6.75% Exchange Notes	3.875% Convertible Debentures	7.5% Convertible Notes	5.5% Convertible Notes	Total
Balance at January 1, 2012	$35,704	$57,036	$82,948	$—	$—	$175,688
Conversion of $55,778 of 3.875% Variable Interest Senior Convertible Debentures due June 15, 2016	—	—	(46,754)	—	—	(46,754)
Issuance of convertible notes - embedded derivative	—	—	—	98,204	—	98,204
Issuance of convertible notes - beneficial conversion feature	—	—	—	64,201	—	64,201
Amortization of embedded derivatives	(2,842)	(7,416)	(57)	(369)	—	(10,684)
Amortization of beneficial conversion feature	(2,479)	(4,582)	(30)	(241)	—	(7,332)
Balance at December 31, 2012	30,383	45,038	36,107	161,795	—	273,323
Conversion of $43,222 of 3.875% Variable Interest Senior Convertible Debentures due June 15, 2016	—	—	(35,870)	—	—	(35,870)
Amortization of embedded derivatives	(5,914)	(11,799)	(155)	(3,614)	—	(21,482)
Amortization of beneficial conversion feature	(5,157)	(7,294)	(82)	(2,363)	—	(14,896)
Balance at December 31, 2013	19,312	25,945	—	155,818	—	201,075
Conversion of $25,000 of 6.75% Variable Interest Senior Convertible Note due February 15, 2015	(7,898)	—	—	—	—	(7,898)
Conversion of $107,530 of 6.75% Variable Interest Senior Convertible Exchange Notes due November 15, 2014	—	(3,989)	—	—	—	(3,989)
Issuance of convertible notes - embedded derivative	—	—	—	—	82,775	82,775
Issuance of convertible notes - beneficial conversion feature	—	—	—	—	24,974	24,974
Amortization of embedded derivatives	(6,097)	(13,570)	—	(5,553)	(6,851)	(32,071)
Amortization of beneficial conversion feature	(5,317)	(8,386)	—	(3,631)	(2,067)	(19,401)
Balance at December 31, 2014	$—	$—	$—	$146,634	$98,831	$245,465

Revolving Credit Facility — Liggett:
On January 14, 2015, Liggett and Maple, entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of January 14, 2015, with Wells Fargo Bank, National Association (“Wells Fargo”), as agent and lender. The Credit Agreement governs a $60,000 credit facility (the “Credit Facility”) that consists of a revolving credit facility of up to $60,000 borrowing capacity (the “Revolver”) and a $3,600 term loan (the “Term Loan”) that is within the $60,000 commitment under the Credit Facility and reduces the amount available under the Revolver. All borrowings under the Credit Facility (other than the Term Loan) are limited to a borrowing base equal to roughly (1) the lesser of (a) 85% of the net amount of eligible accounts receivable and (b) $10,000 plus (2) the lesser of (a) the sum of (I) 80% of the value of eligible inventory consisting of packaged cigarettes plus (II) the lesser of (x) 60% multiplied by Liggett’s eligible cost of eligible inventory consisting of leaf tobacco and (y) 85% of the net orderly liquidation value of eligible inventory consisting of leaf tobacco and (b) $60,000, less (3) certain reserves against accounts receivable, inventory, bank products or other items which Wells Fargo, as agent, may establish from time to time in its permitted discretion. The obligations under the Credit Facility are secured on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens. The Credit Facility amended and restated Liggett’s existing $50,000 credit facility with Wells Fargo and Maple’s existing $3,600 term loan with Wells Fargo. The term of the Credit Facility expires on March 31, 2020. Prime rate loans under the Credit Facility bear interest at a rate equal to the greatest of (i) the Federal Funds rate plus 0.50%, (ii) LIBOR plus 1.0% and (ii) the prime rate of Wells Fargo. LIBOR rate loans under the Credit Facility bear interest at a rate equal to LIBOR plus 2.25%. Monthly principal payments of $25 are due under the Term Loan on the first day of each month with the unpaid principal balance due at maturity on March 31, 2020. The Credit Facility contains customary affirmative and negative

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covenants, including covenants that limit Liggett’s, Maple’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Credit Facility also requires the Company to comply with specified financial covenants, including that Liggett's earnings before interest, taxes, depreciation and amortization, as defined under the Credit Facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett's excess availability, as defined under the Credit Facility, is less than $20,000. The covenants also require that annual capital expenditures, as defined under the Credit Facility (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Facility also contains customary events of default.
Prior to January 14, 2015, Liggett had a $50,000 credit facility (the “Previous Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Previous Credit Facility was collateralized by all inventories and receivables of Liggett and a mortgage on Liggett’s manufacturing facility. The Previous Credit Facility required Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability, as defined, under the credit facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, was at least $5,000 and no event of default had occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility.
Prime rate loans under the Previous Credit Facility bore interest at a rate equal to the prime rate of Wells Fargo with Eurodollar rate loans bearing interest at a rate of 2.0% above Wells Fargo’s adjusted Eurodollar rate. The Previous Credit Facility contained covenants that provided that Liggett’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined under the credit facility, on a trailing twelve month basis, would not be less than $100,000 if Liggett’s excess availability, as defined, under the credit facility, was less than $20,000. The covenants also required that annual Capital Expenditures, as defined under the credit facility (before a maximum carryover amount of $2,500), would not exceed $15,000 during any fiscal year except for 2010, when Liggett was permitted to incur Capital Expenditures of up to $33,000.

Term Loan under Credit Facility— Liggett:

The obligations under the Credit Facility are secured on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens. The Credit Facility amended and restated Liggett’s existing $50,000 credit facility with Wells Fargo and Maple’s existing $3,540 term loan with Wells Fargo. The term of the Credit Facility expires on March 31, 2020.

Prime rate loans under the Credit Facility bear interest at a rate equal to the greatest of (i) the Federal Funds rate plus 0.50%, (ii) LIBOR plus 1.0% and (ii) the prime rate of Wells Fargo. LIBOR rate loans under the Credit Facility bear interest at a rate equal to LIBOR plus 2.25%. Monthly principal payments of $25 are due under the Term Loan on the first day of each month with the unpaid principal balance due at maturity on March 31, 2020.

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Credit Facility also requires the Company to comply with specified financial covenants, including that Liggett's earnings before interest, taxes, depreciation and amortization, as defined under the Credit Facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett's excess availability, as defined under the Credit Facility, is less than $20,000. The covenants also require that annual capital expenditures, as defined under the Credit Facility (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Facility also contains customary events of default.

Within the commitment under the Credit Facility, Wells Fargo holds a mortgage on Liggett’s manufacturing facility through a Term Loan with 100 Maple LLC ("Maple"), a subsidiary of Liggett. The outstanding balance under the Term Loan is $3,589, and the Term Loan expires on March 1, 2015. The Term Loan bears an interest rate equal to 1.75% more than Wells Fargo’s adjusted Eurodollar rate. Monthly payments of $25 are due under the Term Loan from March 1, 2012 to February 1, 2015 ($885 in total) with the balance of $3,540 due at maturity on March 1, 2015.

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

For purposes of the EBITDA calculation, as defined under the Credit Facility, Liggett has reduced net income by $59,226 for 2014 payments related to the Engle Progeny settlement further described in Note 14.

As of December 31, 2014, a total of $21,356 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the facility was approximately $28,644 based on eligible collateral at December 31, 2014.
Equipment Loans — Liggett:
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
In 2014, Liggett entered into three financing agreements for a total of $5,115 related to the purchase of equipment. The weighted average interest rate of the outstanding debt is 5.02% per annum and the interest rates on the three notes are from 4.98% to 5.04%. Total monthly installments are approximately $95. Liggett also refinanced $2,843 of debt related to equipment purchased in 2011. The refinanced debt had an interest rate of 5.63% and a remaining term of 21 months. The refinanced debt carries an interest rate of 4.99% and a term of 36 months.
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

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable and long-term debt	$913,351	$1,313,711	$692,343	$1,006,562

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled Maturities:
Scheduled maturities of long-term debt are as follows:

	Principal	Unamortized Discount	Net
Year Ending December 31:
2015	$52,640	$—	$52,640
2016	4,925	—	4,925
2017	1,527	—	1,527
2018	1,267	—	1,267
2019	230,432	146,634	83,798
Thereafter	858,750	89,556	769,194
Total	$1,149,541	$236,190	$913,351

Weighted-Average Interest Rate on Current Maturities of Long-Term Debt:
The weighted-average interest rate on the Company’s total indebtedness at December 31, 2014 was approximately 8.58%.

10.	COMMITMENTS
Certain of the Company’s subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with non-cancelable terms of one year or more as of December 31, 2014 are as follows:

	Lease Commitments	Sublease Rentals	Net
Year Ending December 31:
2015	$22,187	$111	$22,076
2016	17,952	—	17,952
2017	15,772	—	15,772
2018	13,674	—	13,674
2019	9,981	—	9,981
Thereafter	25,078	—	25,078
Total	$104,644	$111	$104,533

The Company’s rental expense for the years ended December 31, 2014, 2013 and 2012 was $22,516, $6,523 and $4,100, respectively.

11.	EMPLOYEE BENEFIT PLANS
Defined Benefit Plans and Postretirement Plans:
Defined Benefit Plans.  The Company sponsors three defined benefit pension plans (two qualified and one non-qualified) covering virtually all individuals who were employed by Liggett on a full-time basis prior to 1994. Future accruals of benefits under these three defined benefit plans were frozen between 1993 and 1995. These benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the two qualified pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans’ assets and benefit obligations were measured at December 31, 2014 and 2013, respectively.
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
At December 31, 2014, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2015 – $0; 2016 – $0; 2017 – $0; 2018 – $29,641; 2019 – $10,383 and 2020 to 2024 – $2,100. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit; conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.
Postretirement Medical and Life Plans.  The Company provides certain postretirement medical and life insurance benefits to certain employees and retirees. Substantially all of the Company’s manufacturing employees as of December 31, 2014 are eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 244 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to approximately 172 active employees and 411 retirees who reach retirement age and are eligible to receive benefits under one of the Company’s defined benefit pension plans. The Company’s postretirement liabilities are comprised of Medicare Part B and life insurance premiums.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at January 1	$(150,911)	$(153,716)	$(8,899)	$(10,158)
Service cost	(523)	(1,170)	(9)	(16)
Interest cost	(6,196)	(5,518)	(430)	(418)
Plan settlement	—	1,819	—	—
Benefits paid	10,207	10,510	552	560
Expenses paid	322	350	—	—
Actuarial (gain) loss	(3,098)	(3,186)	(245)	1,133
Benefit obligation at December 31	$(150,199)	$(150,911)	$(9,031)	$(8,899)
Change in plan assets:
Fair value of plan assets at January 1	$137,036	$128,060	$—	$—
Actual return on plan assets	7,162	19,482	—	—
Plan settlement	—	(1,819)	—	—
Expenses paid	(322)	(350)	—	—
Contributions	348	2,173	552	560
Benefits paid	(10,207)	(10,510)	(552)	(560)
Fair value of plan assets at December 31	$134,017	$137,036	$—	$—
Funded status at December 31	$(16,182)	$(13,875)	$(9,031)	$(8,899)
Amounts recognized in the consolidated balance sheets:
Prepaid pension costs	$25,032	$26,080	$—	$—
Other accrued liabilities	(324)	(342)	(607)	(597)
Non-current employee benefit liabilities	(40,890)	(39,613)	(8,424)	(8,304)
Net amounts recognized	$(16,182)	$(13,875)	$(9,031)	$(8,901)

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Service cost — benefits earned during the period	$523	$1,170	$1,275	$9	$16	$14
Interest cost on projected benefit obligation	6,196	5,518	6,513	430	418	465
Expected return on assets	(8,518)	(7,915)	(8,145)	—	—	—
Settlement loss	—	244	—	—	—	—
Amortization of net loss (gain)	1,075	1,918	3,602	(60)	(64)	(121)
Net (income) expense	$(724)	$935	$3,245	$379	$370	$358

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost for the year ending 2015.

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Actuarial loss (gain)	$1,165	$(97)	$1,068

As of December 31, 2014, current year accumulated other comprehensive (loss) income, before income taxes, consists of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Prior year accumulated other comprehensive (loss) income	$(27,102)	$886	$(26,216)
Amortization of prior service costs	—	—	—
Amortization of gain (loss)	1,075	(60)	1,015
Net loss arising during the year	(4,454)	(244)	(4,698)
Current year accumulated other comprehensive (loss) income	$(30,481)	$582	$(29,899)

As of December 31, 2013, current year accumulated other comprehensive (loss) income, before income taxes, consisted of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Prior year accumulated other comprehensive loss	$(37,646)	$(182)	$(37,828)
Amortization of prior service costs	—	—	—
Amortization of gain (loss)	2,163	(64)	2,099
Net gain arising during the year	8,381	1,132	9,513
Current year accumulated other comprehensive (loss) income	$(27,102)	$886	$(26,216)

As of December 31, 2014, two of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $41,214, $41,214 and $0, respectively. As of December 31, 2013, two of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $39,955, $39,955 and $0, respectively.

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Weighted average assumptions:
Discount rates — benefit obligation	2.75% - 4.00%	3.00% - 4.75%	2.25% - 4.00%	4.25%	5.00%	4.25%
Discount rates — service cost	3.00% - 4.75%	2.25% - 4.00%	3.75% - 4.75%	5.00%	4.25%	5.00%
Assumed rates of return on invested assets	6.50%	6.50%	7.00%	—%	—%	—%
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses the lower discount rate derived from the two independent analyses in the computation of the benefit obligation and service cost for each respective retirement liability. The Company uses the discount rate derived from the analysis in the computation of the benefit obligation and service cost for all the plans respective retirement liability.
The Company considers input from its external advisors and historical returns in developing its expected rate of return on plan assets. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. The Company’s actual 10-year annual rate of return on its pension plan assets was 6.6%, 7.2% and 7.5% for the years ended December 31, 2014, 2013 and 2012, respectively, and the Company’s actual five-year annual rate of return on its pension plan assets was 9.8%, 13.6% and 2.9% for the years ended December 31, 2014, 2013 and 2012, respectively.
Gains and losses resulting from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and changes in actual returns on plan assets as compared to assumed returns. These gains and losses are only amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2014, Liggett used a 16.02-year period for its Hourly Plan and a 16.72-year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. The amortization of deferred losses negatively impacts pension expense in the future.
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
The Liggett Employee Benefits Committee has established the following target assets allocation to equal 50.0% equity investments, 30.0% investment grade fixed income, 10.0% high yield fixed income, 5% alternative investments (including hedge funds and private equity funds) and 5.0% short-term investments, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vector’s defined benefit retirement plan allocations at December 31, 2014 and 2013, by asset category, were as follows:

	Plan Assets at December 31,
	2014	2013
Asset category:
Equity securities	50%	50%
Investment grade fixed income securities	29%	28%
High yield fixed income securities	10%	10%
Alternative investments	5%	6%
Short-term investments	6%	6%
Total	100%	100%

The defined benefit plans’ recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value Measurements as of December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$1,762	$—	$1,762	$—
Amounts in individually managed investment accounts:
Cash	8,319	8,319	—	—
U.S. equity securities	42,046	42,046	—	—
Common collective trusts	61,877	—	61,877	—
Investment partnership	20,013	—	13,189	6,824
Total	$134,017	$50,365	$76,828	$6,824

	Fair Value Measurements as of December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$2,396	$—	$2,396	$—
Amounts in individually managed investment accounts:
Cash, mutual funds and common stock	7,424	7,424	—	—
U.S. equity securities	46,520	46,520	—	—
Common collective trusts	57,912	—	57,912	—
Investment partnership	22,748	—	13,717	9,031
Total	$137,000	$53,944	$74,025	$9,031

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
The changes in the fair value of these Level 3 investments as of December 31, 2014 and 2013 were as follows:

	2014	2013
Balance as of January 1	$9,031	$23,712
Transfers	(641)	(13,153)
Distributions	(1,018)	(2,669)
Contributions	—	—
Unrealized gain (loss) on long-term investments	3,403	(1,779)
Realized (loss) gain on long-term investments	(3,951)	2,920
Balance as of December 31	$6,824	$9,031

For 2014 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 1.53% and 6.29% between 2015 and 2022 and 4.5% thereafter. For 2013 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 4.25% and 7% between 2014 and 2022 and 4.5% after 2022.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on benefit obligation	91	(85)

To comply with ERISA’s minimum funding requirements, the Company does not currently anticipate that it will be required to make any contributions to the pension plan year beginning on January 1, 2015 and ending on December 31, 2015. Any additional funding obligation that the Company may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
Estimated future pension and postretirement medical benefits payments are as follows:

	Pension	Postretirement Medical
2015	$10,232	$607
2016	9,843	597
2017	9,505	598
2018	38,773	596
2019	19,093	596
2020 - 2024	40,058	2,944

Profit Sharing and Other Plans:
The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $1,219, $1,190 and $1,161 for the years ended December 31, 2014, 2013 and 2012, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	INCOME TAXES
The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. The amounts provided for income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
Current:
U.S. Federal	$8,809	$20,808	$24,246
State	2,416	3,521	6,185
	$11,225	$24,329	$30,431
Deferred:
U.S. Federal	$16,557	$596	$(5,779)
State	5,469	(130)	(1,557)
	22,026	466	(7,336)
Total	$33,251	$24,795	$23,095
The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31, 2014		December 31, 2013
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Excess of tax basis over book-basis non-consolidated entities	$6,721	$12,911	$4,434	$3,582
Employee benefit accruals	20,768	9,090	19,539	9,378
Book/tax differences on fixed and Intangible assets	—	52,972	—	48,086
Book/tax differences on inventory	—	20,062	—	19,213
Book/tax differences on long-term investments	—	32,756	—	30,898
Impact of accounting on convertible debt	5,360	36,393	9,202	44,823
Impact of timing of settlement payments	33,485	—	56,551	—
Various U.S. state tax loss carryforwards	8,339	—	10,010	—
Other	10,581	39,126	8,231	27,404
Valuation allowance	(4,933)	—	(6,014)	—
	$80,321	$203,310	$101,953	$183,384

Vector Tobacco had tax effected state and local net operating loss carryforwards of $8,339 and $10,010, respectively at December 31, 2014 and 2013, expiring through tax year 2027. The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance of $4,933 and $6,014 at December 31, 2014 and 2013, respectively, consisted primarily of a reserve against Vector Tobacco’s state and local net operating loss carryforwards. The valuation allowance was increased in 2014 and reduced in 2013, respectively, as a result of changes in estimates in Vector Tobacco’s ability to utilize state tax net operating losses in future years because of changes in state tax apportionment and projected taxable income.
The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws.
Deferred federal income tax expense differs in 2014, 2013 and 2012 due to the nature of the items in current and deferred tax liabilities. The deferred tax expense in 2014 results primarily from the recognition of temporary differences (related to litigation accruals) at the Tobacco segment. The deferred tax expense in 2013 results primarily from the utilitization of state tax net operating losses. The deferred tax benefit in 2012 results primarily from the non-cash interest charges associated with the Company’s convertible debt partially offset by the recognition of temporary differences (related to depreciation and amortization) at the Tobacco segment.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2014	2013	2012
Income before income taxes	$82,487	$63,487	$53,717
Federal income tax expense at statutory rate	28,871	22,221	18,801
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	4,817	2,204	3,009
Impact of non-controlling interest	(4,290)	88	—
Non-deductible expenses	2,581	2,698	3,311
Impact of domestic production deduction	(248)	(1,889)	(2,026)
Tax credits	(275)	(433)	—
Inclusion of tax liabilities from unincorporated entities	1,374	—	—
Changes in valuation allowance, net of equity and tax audit adjustments	421	(94)	—
Income tax expense	$33,251	$24,795	$23,095

The following table summarizes the activity related to the unrecognized tax benefits:

Balance at January 1, 2012	$6,597
Additions based on tax positions related to prior years	588
Expirations of the statute of limitations	(916)
Balance at December 31, 2012	6,269
Additions based on tax positions related to prior years	179
Settlements	(250)
Expirations of the statute of limitations	(3,076)
Balance at December 31, 2013	3,122
Additions based on tax positions related to prior years	318
Settlements	(442)
Expirations of the statute of limitations	(1,254)
Balance at December 31, 2014	$1,744

In the event the unrecognized tax benefits of $1,744 and $3,122 at December 31, 2014 and 2013, respectively, were recognized, such recognition would impact the annual effective tax rates. During 2014, the accrual for potential penalties and interest related to these unrecognized tax benefits was decreased by $529, and in total, as of December 31, 2014, a liability for potential penalties and interest of $247 has been recorded. During 2013, the accrual for potential penalties and interest related to these unrecognized tax benefits was decreased by $877, and in total, as of December 31, 2013, a liability for potential penalties and interest of $776 has been recorded.
It is reasonably possible the Company may recognize up to approximately $553 of currently unrecognized tax benefits over the next 12 months, pertaining primarily to expiration of statutes of limitations of positions reported on state and local income tax returns. The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations.
In 2013, the Internal Revenue Service concluded an audit of the Company’s income tax return for the year ended December 31, 2009. There was no material impact on the Company’s consolidated financial statements as a result of the audit.

13.	STOCK COMPENSATION
The Company granted equity compensation under its Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”) until the 1999 Plan expired on December 31, 2013. On May 16, 2014, the Company's stockholders approved the 2014 Management Incentive Plan (the “2014 Plan”). The 2014 Plan replaces the 1999 Plan. Like the 1999 Plan, the 2014 Plan provides for the Company to grant stock options, stock appreciation rights and restricted stock. Unlike the 1999 Plan, the 2014 Plan provides for cash incentives to be awarded based on a multi-year performance period and for annual short-term cash incentives based on a twelve-month performance period. The available share reserve under the 2014 Plan is 10,500,000 shares. The Company may satisfy its obligations under any award granted under the 2014 plan by issuing new shares or Treasury shares. Awards previously granted under the 1999 Plan remain outstanding in accordance with their terms.
Stock Options.  The Company accounts for stock compensation by valuing unvested stock options granted prior to January 1, 2006 under the fair value method of accounting and expensing this amount in the statement of operations over the stock options’ remaining vesting period.
The Company recognized compensation expense of $1,573, $2,212 and $1,755 related to stock options in the years ended December 31, 2014, 2013 and 2012, respectively.
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
The assumptions used under the Black-Scholes option pricing model in computing fair value of options are based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company’s common stock over the expected term of the option. There were no new grants in the year ended December 31, 2012. The assumptions used for grants in the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Risk-free interest rate	1.1% -2.6%	0.6% – 1.8%
Expected volatility	18.51% - 22.37%	20.05% – 24.08%
Dividend yield	0.0%	0.0%
Expected holding period	4.00 – 10.00 years	4.00 – 10.00 years
Weighted-average grant date fair value	$3.28 - $7.32	$2.72 – $5.80

A summary of employee stock option transactions follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding on January 1, 2012	2,544,574	$11.89	7.6	$11,187
Granted	—	$—
Exercised	(17,727)	$7.86
Canceled	(6,929)	$13.67
Outstanding on December 31, 2012	2,519,918	$11.90	6.6	$4,371
Granted	826,875	$14.63
Exercised	(42,184)	$12.90
Canceled	(14)	$—
Outstanding on December 31, 2013	3,304,595	$12.58	6.5	$9,959
Granted	406,875	$18.71
Exercised	(421,657)	$11.98
Canceled	(11)	$—
Outstanding on December 31, 2014	3,289,802	$13.41	6.4	$25,977
Options exercisable at:
December 31, 2012	439,277
December 31, 2013	1,866,016
December 31, 2014	1,522,748
_____________________________

(1)
The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($21.31, $15.59 and $13.49 at December 31, 2014, 2013 and 2012, respectively) exceeds the option exercise price.

Additional information relating to options outstanding at December 31, 2014 follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			12/31/2014			12/31/2014
$0.00	-	$11.55	1,496,029	4.8	$11.07	1,496,029	4.8	$11.07	$—
$11.55	-	$13.86	73,822	5.4	$12.98	26,719	5.1	$13.04	—
$13.86	-	$16.17	1,313,076	7.4	$14.47	—		$—	—
$16.17	-	$18.48	—	—	$—	—		$—	—
$18.48	-	$20.79	406,875	9.2	$18.71	—		$—	—
$20.79	-	$23.10	—	—	$—	—		$—	—
			3,289,802	6.4	$13.41	1,522,748	4.8	$11.10	$15,544

As of December 31, 2014, there was $2,829 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately 1.76 years at December 31, 2014.
The Company reflects the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a component of “Cash Flows from Financing Activities.”
Non-qualified options for 406,875 shares of common stock were issued during 2014. The exercise price of the options granted was $18.71 in 2014. The exercise price of the options granted in 2014 were at the fair value on the date of the grants.

Non-qualified options for 826,875 shares of common stock were issued during 2013. The exercise price of the options granted was $14.63 in 2013. The exercise price of the options granted in 2013 were at the fair value on the date of the grants.
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
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $3,539, $93 and $129, respectively. Tax benefits related to option exercises of $1,178, $38 and $52 were recorded as increases to stockholders’ deficiency for the years ended December 31, 2014, 2013 and 2012, respectively.
Restricted Stock Awards. On July 23, 2014, the Company granted its President and Chief Executive Officer an award of 1,050,000 shares of its Common Stock subject to service and performance-based vesting. The Award Shares will be issued pursuant to the terms of an agreement that provides that both a performance requirement and a continued employment requirement must be met over a seven-year performance period to earn vested rights with respect to the Award Shares. The maximum potential amount of the Award Shares reflects recognition of the CEO’s contributions as CEO since January 1, 2006 and the value of his management and real estate expertise to the Company. The fair market value of the restricted shares on the date of grant was $20,780 and is being amortized over the performance period as a charge to compensation expense. The Company recognized expense of $1,320 for the year ended December 31, 2014.
In May 2013, the Company granted 11,025 restricted shares of the Company’s common stock (the “May 2013 Grant”) pursuant to the 1999 Plan to each of its five outside directors. The shares vest over three years and the Company will recognize $815 of expense over the vesting period of the May 2013 Grant. The Company recognized expense of $271 and $161 for the year ended December 31, 2014 and 2013, respectively.
In June 2010, the Company granted 12,763 restricted shares of the Company’s common stock (the “June 2010 Grant”) pursuant to the 1999 Plan to each of its five outside directors. In November 2011, one of the outside directors resigned from the board and 8,104 of the restricted shares granted in June 2010 were forfeited and canceled. The remaining shares vested over three years and the Company recognized $749 of expense over the vesting period of the June 2010 Grant. In November 2011, the Company also granted 7,718 restricted shares of the Company’s stock (the “November 2011 grant”) pursuant to the 1999 Plan to the replacement director. The shares granted to the replacement director vested over approximately 19 months. The Company recognized $120 of expense over the vesting period for the November 2011 Grant. The Company recognized expense of $133 and $280 of expense for the years ended December 31, 2013 and 2012, respectively.
In October 2013, the President and Chief Executive Officer of Liggett Group LLC and Liggett Vector Brands LLC was awarded a restricted stock grant of 28,875 shares of Vector’s common stock pursuant to the 1999 Plan. The shares will vest on the earlier of March 15, 2019, contingent upon performance-based targets being achieved by the Company’s tobacco segment, or October 31, 2020, if the performance-based targets are not achieved. He will receive dividends on the restricted shares as paid. In the event that his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The fair market value of the restricted shares on the date of grant was $458 and is being amortized over the vesting period as a charge to compensation expense. The Company recognized expense of $86 and $14 for the years ended December 31, 2014 and 2013, respectively.
In April 2009, the President of the Company was awarded a restricted stock grant (“April 2009 Award Agreement”) of 670,049 shares of Vector’s common stock pursuant to the 1999 Plan (“April 2009 Award Shares”). Under the terms of the April 2009 Award Agreement, one-fifth of the shares vest on September 15, 2010, with an additional one-fifth vesting on each of the four succeeding one-year anniversaries of the first vesting date through September 15, 2014. In the event that his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The fair market value of the restricted shares on the date of grant was $6,467 and was being amortized over the vesting period as a charge to compensation expense.

On December 11, 2012, the Compensation Committee of the Board of Directors of the Company approved an acceleration of the vesting to December 11, 2012 of an aggregate 268,019 shares of restricted stock that were previously scheduled to vest in equal parts on September 15, 2013 and September 15, 2014.
The Company recognized expense of $2,381 for the year ended December 31, 2012 that included additional compensation expense of $288 related to the modified requisite service period of the accelerated vesting and the recognition of the unamortized compensation costs related to the accelerated vesting of $2,093.
As of December 31, 2014, there was $20,181 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 3.45 years at December 31, 2014.
As of December 31, 2013, there was $1,100 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 3.15 years at December 31, 2013.
The Company’s accounting policy is to treat dividends paid on unvested restricted stock as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.

14. CONTINGENCIES

Tobacco-Related Litigation:

Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). With the commencement of new cases, the defense costs and the risks relating to the unpredictability of litigation increase. The future financial impact of the risks and expenses of litigation are not quantifiable. For the twelve months ended December 31, 2014 and 2013, Liggett incurred tobacco product liability legal expenses and other litigation costs totaling $9,944 and $9,321, respectively. The 2013 costs exclude a charge of $86,213 associated with the Engle progeny settlement discussed below.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals, Liggett has secured approximately $12,268 in bonds as of March 4, 2015.
In June 2009, Florida amended its existing bond cap statute by adding a $200,000 bond cap that applies to all Engle progeny cases in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. In several cases, plaintiffs have challenged the constitutionality of the bond cap statute, but to date the courts that have addressed the issue have upheld the constitutionality of the statute. It is possible that the Company’s consolidated financial position, results of operations, and cash flows could be materially adversely affected by an unfavorable outcome of such challenges.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.
Cautionary Statement About Engle Progeny Cases. Judgments have been entered against Liggett and other industry defendants in Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. As of December 31, 2014, 21 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts. Fourteen verdicts were returned in favor of the plaintiffs and seven in favor of Liggett. Excluding the Lukacs case, which was tried in 2002, seven years before the trials of Engle progeny cases commenced, the compensatory verdicts against Liggett have ranged from $1 to $3,600. In certain cases, the judgments entered have been joint and several with other defendants. In four of the cases, punitive damages were awarded against Liggett. Except as discussed in this Note 14 regarding the cases where an adverse verdict was entered against Liggett and that remain on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members’ claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett’s past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. Liggett may, however, enter into settlement discussions in particular cases if it believes it is in its best interest to do so, including the remaining Engle progeny cases. As of December 31, 2014, Liggett (and in certain cases the Company) had, on an individual basis, settled 155 Engle progeny cases for approximately $1,983 in the aggregate. There were 11 settlements in the fourth quarter of 2014. In October 2013, Liggett announced a settlement of the claims of over 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement below).
Individual Actions
As of December 31, 2014, there were 47 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include Engle progeny cases or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions, by state, that are pending against Liggett or the Company as of December 31, 2014:

State	Number of Cases
Florida	27
New York	8
Maryland	6
Louisiana	2
West Virginia	2
Missouri	1
Ohio	1
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Notwithstanding the comprehensive nature of the Engle Progeny Settlement, approximately 320 plaintiffs’ claims remain outstanding. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2014, the following Engle progeny cases have resulted in judgments against Liggett:

Date	Case Name	County	Liggett Compensatory Damages (as adjusted) (1)	Liggett Punitive Damages	Status (2)
June 2002	Lukacs v. R.J. Reynolds	Miami-Dade	$12,418	$0	Liggett satisfied the judgment and the case is concluded.
August 2009	Campbell v. R.J. Reynolds	Escambia	$156	$0	Liggett satisfied the judgment and the case is concluded.
March 2010	Douglas v. R.J. Reynolds	Hillsborough	$1,350	$0	Liggett satisfied the judgment and the case is concluded.
April 2010	Clay v. R.J. Reynolds	Escambia	$349	$1,000	Liggett satisfied the judgment and the case is concluded.
April 2010	Putney v. R.J. Reynolds	Broward	$3,008	$0
On June 12, 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings. Plaintiff filed a motion for rehearing which was denied. Both sides sought discretionary review from the Florida Supreme Court. The appeal is stayed pending the outcome of the Hess appeal.

April 2011	Tullo v. R.J. Reynolds	Palm Beach	$225	$0
Affirmed by the Fourth District Court of Appeal. Discretionary review from the Florida Supreme Court was denied. Liggett satisfied the judgment and the case is concluded, other than an issue with respect to the calculation of interest on the judgment and the amount of costs owed by Liggett.

January 2012	Ward v. R.J. Reynolds	Escambia	$1	$0	Liggett satisfied the merits judgment and other than an issue regarding attorneys' fees, the case is concluded.
May 2012	Calloway v. R.J. Reynolds	Broward	$1,947	$7,600	A joint and several judgment for $16,100 was entered against R.J. Reynolds, Philip Morris, Lorillard and Liggett. On appeal to the Fourth District Court of Appeal.
December 2012	Buchanan v. R.J. Reynolds	Leon	$2,035	$0
A joint and several judgment for $5,500 was entered against Liggett and Philip Morris. Judgment was affirmed by the First District Court of Appeal, but the court certified an issue of conflict with another case. The defendants sought discretionary review by the Florida Supreme Court. The appeal is stayed pending the outcome of the Hess appeal.

May 2013	Cohen v. R.J. Reynolds	Palm Beach	$205	$0	Defendants' motion seeking a new trial was granted by the trial court. Plaintiff appealed to the Fourth District Court of Appeal.
August 2013	Rizzuto v. R.J. Reynolds	Hernando	$3,479	$0	Liggett settled its portion of the judgment for $1,500 and the case is concluded as to Liggett.
August 2014	Irimi v. R.J. Reynolds	Broward	$0	$0	Judgment was entered against Liggett for $31. In January 2015, the trial court granted defendants' motion for a new trial. Plaintiff moved for reconsideration.
October 2014	Lambert v. R.J. Reynolds	Pinellas	$3,600	$9,500	A final judgment was entered against Liggett for $13,100. Liggett will appeal.
November 2014	Boatright v. R.J. Reynolds	Polk	$0	$300
In November 2014, the jury awarded compensatory damages in the amount of $15,000 with 15% fault apportioned to plaintiff and 85% to Philip Morris.  The jury further assessed punitive damages against Philip Morris for $19,700 and Liggett for $300.  Post-trial motions were denied. A joint and several judgment was entered in the amount of $12,750 on the compensatory damages. An additional $300 in punitive damages was awarded against Liggett. On appeal to the Second District Court of Appeal.

Total Damages Awarded:			$28,773	$18,400
Amounts paid or compromised:			$(17,978)	$(1,000)
Damages remaining on Appeal:			$10,795	$17,400
(1) Compensatory damages are adjusted to reflect the jury's allocation of comparative fault. The amounts listed above do not include attorneys' fees or statutory interest.
(2) See Exhibit 99.1 for a more complete description of the pending cases.

Through December 31, 2014, Liggett paid $20,312, including interest and legal fees, to satisfy the judgments in seven Engle progeny cases (Lukacs, Campbell, Douglas, Clay, Tullo, Ward and Rizzuto).
The Company’s potential range of loss in the Putney, Calloway, Buchanan, Cohen, Lambert and Boatright cases is between $0 and $28,195 in the aggregate, plus accrued interest and legal fees. In determining the range of loss, the Company considers potential settlements as well as future appellate relief. Except as disclosed elsewhere in this Note 14, the Company is unable to

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determine a range of loss related to the remaining Engle progeny cases. No amounts have been expensed or accrued in the accompanying consolidated financial statements for the cases described above. However, as cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
Appeals of Engle Progeny Judgments. In December 2010, in the Martin case, a state court case against R.J. Reynolds, the First District Court of Appeal held that the trial court correctly construed the Florida Supreme Court’s 2006 decision in Engle in instructing the jury on the preclusive effect of the Phase I Engle findings. In July 2011, the Florida Supreme Court declined to review the First District Court of Appeal’s decision. In March 2012, the United States Supreme Court declined to review the Martin case, along with the Campbell case and two other Engle progeny cases. The Martin decision has led to additional adverse rulings by other state appellate courts.
In Jimmie Lee Brown, a state court case against R.J. Reynolds, the trial court tried the case in two phases. In the first phase, the jury determined that the smoker was addicted to cigarettes that contained nicotine and that his addiction was a legal cause of his death, thereby establishing he was an Engle class member. In the second phase, the jury determined whether the plaintiff established legal cause and damages with regard to each of the underlying claims. The jury found in favor of plaintiff in both phases. In September 2011, the Fourth District Court of Appeal affirmed the judgment entered in plaintiff’s favor and approved the trial court’s procedure of bifurcating the trial. The Fourth District Court of Appeal agreed with Martin that individual post-Engle plaintiffs need not prove conduct elements as part of their burden of proof, but disagreed with Martin to the extent that the First District Court of Appeal only required a finding that the smoker was a class member to establish legal causation as to addiction and the underlying claims. The Fourth District Court of Appeal held that in addition to establishing class membership, Engle progeny plaintiffs must also establish legal causation and damages as to each claim asserted. In so finding, the Fourth District Court of Appeal’s decision in Jimmie Lee Brown is in conflict with Martin.
In the Rey case, a state court case, the trial court entered final summary judgment on all claims in favor of the Company, Liggett and Lorillard based on what has been referred to in the Engle progeny litigation as the “Liggett Rule.” The Liggett Rule stands for the proposition that a manufacturer cannot have liability to a smoker under any asserted claim if the smoker did not use a product manufactured by that particular defendant. The Liggett Rule is based on the entry of final judgment in favor of Liggett/Brooke Group in Engle on all of the claims asserted against them by class representatives Mary Farnan and Angie Della Vecchia, even though the Florida Supreme Court upheld, as res judicata, the generic finding that Liggett/Brooke Group engaged in a conspiracy to commit fraud by concealment. In September 2011, the Third District Court of Appeal affirmed in part and reversed in part holding that the defendants were entitled to summary judgment on all claims asserted against them other than the claim for civil conspiracy. Defendants’ further appellate efforts were unsuccessful.
In March 2012, in Douglas, the Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants’ federal due process rights. In March 2013, the Florida Supreme Court affirmed the use of Engle jury findings and determined that there is no violation of the defendants’ due process rights. This was the first time the Florida Supreme Court addressed the merits of an Engle progeny case. In October 2013, the United States Supreme Court declined to review the decision and Liggett satisfied the judgment. To date, the United States Supreme Court has declined to review any decisions in Engle progeny cases.

In Hess, a case pending in Broward County, the jury returned a verdict finding that decedent relied to his detriment on an omission by the defendant before May 5, 1982 (twelve years prior to the filing of the Engle Complaint). Defendant moved for judgment as a matter of law on plaintiff’s fraudulent concealment claim on the basis that the claim was barred by Florida’s statute of repose. The trial court denied the motion and was reversed by the Fourth District Court of Appeal, which held that any Engle progeny claim for a fraud committed before May 5, 1982 is barred. This decision conflicts with decisions from other district courts of appeal and is before the Florida Supreme Court pursuant to its conflict jurisdiction. Oral argument occurred on April 30, 2014. A decision is pending.
Liggett Only Cases.  There are currently five cases pending where Liggett is the only remaining defendant. These cases consist of three Individual Actions and two Engle progeny cases. In one of the Individual Actions, Hausrath (NY state court), plaintiff moved to restore the case to the active docket calendar after it was removed by the court. The motion was granted. There has been no recent activity in the other two Individual Actions. Trial in Lambert, an Engle progeny case, concluded on October 3, 2014 and resulted in a jury verdict against Liggett. Post trial motions were denied and final judgment was entered against Liggett for $13,100. Liggett will appeal. The other Engle progeny case is not currently set for trial. Cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class Actions

As of December 31, 2014, there were four actions pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.

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
In November 1997, in Young v. American Tobacco Co., a purported personal injury class action was commenced on behalf of plaintiff and all similarly situated residents in Louisiana who, though not themselves cigarette smokers, allege they were exposed to secondhand smoke from cigarettes that were manufactured by the defendants, including Liggett, and suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. No class certification hearing has been held. In 2013, plaintiffs’ filed a motion to stay the case. The defendants did not oppose and the stay was entered by the court.
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
In February 2000, in Smith v. Philip Morris, a case pending in Kansas, a class was commenced against cigarette manufacturers alleging they conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs seek to recover an unspecified amount in actual and punitive damages. Class certification was granted in November 2001. In January 2012, the trial court heard oral argument on defendants’ motions for summary judgment and in March 2012, the court granted the motions and dismissed plaintiffs’ claims with prejudice. In July 2014, the court of appeals affirmed the lower court’s decision. On August 18, 2014, plaintiffs filed a petition for review with the Kansas Supreme Court.
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action. After two mistrials, on May 15, 2013, the jury rejected all but one of the plaintiffs’ claims, finding for the plaintiffs on the claim that ventilated filter cigarettes sold between 1964 and 1969 should have included instructions on how to use them. The issue of damages was reserved for further proceedings that have not yet been scheduled. The court entered judgment in October 2013, dismissing all claims lost by the plaintiffs. The judgment was affirmed on appeal. The defendants did not appeal the verdict in favor of the plaintiffs on the “failure to instruct” claim which impacted less than 30 plaintiffs. A hearing is scheduled for February 26, 2015 to address the remaining ventilated filter claim. If the case were to proceed against Liggett, it is estimated that Liggett could be a defendant in approximately 100 of the individual cases.
Class action suits have been filed in a number of states against cigarette manufacturers, alleging, among other things, that use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices. In December 2008, the United States Supreme Court, in Altria Group v. Good, ruled that the Federal Cigarette Labeling and Advertising Act did not preempt the state law claims asserted by the plaintiffs and that they could proceed with their claims under the Maine Unfair Trade Practices Act. The Good decision resulted in the filing of additional “lights” class action cases in other states against other cigarette manufacturers. Although Liggett was not a defendant in the Good case, and is not currently a defendant in any other “lights” class actions, an adverse ruling or commencement of additional “lights” related class actions could have a material adverse effect on the Company.
In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers. Adverse decisions in these cases could have a material adverse affect on Liggett’s sales volume, operating income and cash flows.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Health Care Cost Recovery Actions
As of December 31, 2014, there was one remaining Health Care Cost Recovery Action pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.
The claims asserted in health care cost recovery actions vary, but can include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO. Although no specific damage amounts are typically pleaded, it is possible that requested damages might be in the billions of dollars. In these cases, plaintiffs typically assert equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Relief sought by some, but not all, plaintiffs include punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees.
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
In August 2006, the trial court entered a Final Judgment against each of the cigarette manufacturing defendants, except Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court’s decision. The United States Supreme Court denied review. As a result, the cigarette manufacturing defendants, other than Liggett, are now subject to the trial court’s Final Judgment which ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States’ public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights,” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “lights” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure of defendants’ public document websites and the production of all documents produced to the government or produced in any future court or administrative action concerning smoking and health; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedules as defendants now follow in disclosing such data to the Federal Trade Commission for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette business within the United States; and (ix) payment of the government’s costs in bringing the action. In June 2014, the court approved a consent agreement between the defendants and the Department of Justice regarding the “corrective statements” to be issued by the defendants. The implementation of the “corrective statements” is uncertain as the defendants are appealing the specific language of the statements.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upcoming Trials
As of December 31, 2014, there were 13 Engle progeny cases scheduled for trial through December 31, 2015, where Liggett (and in many cases, the Company) is a named defendant. Trial dates are, however, subject to change.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 3.4% of the total cigarettes sold in the United States in 2014. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 31, 2014, Liggett and Vector Tobacco pre-paid $100,000 of their estimated 2014 MSA obligation.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
For 2003 - 2013, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett (and Vector Tobacco) paid subject to dispute, withheld payment or paid into a disputed payment account the amounts associated with these NPM Adjustments.
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
In response to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing approximately 90% of the allocable share of the Settling States, entered into an agreement providing for a nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003. In exchange, the OPMs and SPMs agreed to a 20% reduction in amounts recovered for the NPM Adjustment for 2003. In June 2010, the three person arbitration panel was selected. In November 2011, the Participating Manufacturers advised the arbitration panel that they were not contesting diligent enforcement of 16 Settling States for 2003. Substantive hearings commenced in April 2012 and were completed in June 2013.
In December 2012, the Participating Manufacturers entered into a “term sheet” with 20 Settling States setting out terms for settlement of the NPM Adjustment for 2003 - 2012 and addressing the NPM Adjustment with respect to those states for future years. Certain of the non-settling states objected to the settlement. In March 2013, the arbitration panel entered a Stipulated Partial Settlement and Award which, among other things, overruled the objections of the non-settling states and directed the independent auditor to implement certain terms of the term sheet effective with the 2013 MSA payments. In May 2013, two additional states joined the settlement and in June 2014, another two states joined the settlement. Several non-settling states are attempting to vacate the settlement award by filing state court actions. In Idaho, a trial court denied that state’s motion to vacate, and the state appealed that denial. In Colorado, a trial court also denied that state’s motion to vacate; Colorado did not appeal. Although certain terms of the settlement were implemented by the independent auditor on April 15, 2013, no assurance can be given as to the ultimate outcome of the non-settling states’ challenges.
As a result of the settlement, in the first nine months of 2013, Liggett recognized income of $6,947. Liggett received credits of $1,733 in April 2014 from these settling states related to the 2013 NPM Adjustment. The remaining NPM Adjustment accrual of $25,809 at December 31, 2014 relates to the disputed amounts Liggett withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett loses the disputes for those years. Approximately $24,400 currently remains in the disputed payments accounts relating to the 2011, 2012 and 2013 NPM Adjustment dispute with the non-settling states.
In September 2013, the panel issued its decisions with respect to the 15 states that did not enter into the Stipulated Partial Settlement and Award, finding that six states did not diligently enforce their MSA escrow statutes in 2003. As a result of this ruling Liggett recognized income of $5,987 including interest, in the third quarter of 2013. All six of the states that were found to be non-diligent filed motions in state court seeking to vacate or reduce the amount of the arbitration award. In Pennsylvania, the trial court rejected the state’s motion to vacate the award, but granted its motion to reduce the award. As a result, in April 2014, Liggett received a credit in the amount of $6,441 for the 2003 NPM Adjustment (as calculated by the independent auditor). Liggett subsequently reimbursed the six states 20% of that credit pursuant to the agreement discussed above, bringing its net recovery to $5,152, which is approximately $1,315 lower than the amount to which Liggett believes it is entitled. Subsequent to the April 15, 2014 MSA payment date, a state court in Missouri issued a ruling similar to the ruling in Pennsylvania. As such, Liggett’s 2003 NPM Adjustment credit could be reduced by an additional $521. In June 2014, Kentucky and Indiana agreed to settle the dispute. As a result, Liggett recognized income of approximately $1,400 in the second quarter of 2014. The Participating Manufacturers,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including Liggett, appealed the Pennsylvania and Missouri decisions. If Liggett is unsuccessful in its appeals or if other states are successful with respect to any such motions, the amount of the 2003 NPM Adjustment and any interest or earnings to which Liggett is entitled could be lower than the amounts described above and Liggett would be obligated to pay the difference.

Disputes over the NPM Adjustments for 2004-2013 remain to be arbitrated with the states that have not joined the settlement.
“Gross” v. “Net” Calculations.  In October 2004, the independent auditor notified all Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, had been re-calculated using “net” units, rather than “gross” units (which had been used since 1999). Liggett objected to this retroactive change and disputed the change in methodology.
In December 2012, the parties arbitrated the dispute. In February 2013, the arbitrators ruled that the independent auditor was precluded from recalculating Liggett’s 1.645% grandfathered market share (“GFMS”) exemption. The arbitrators further ruled that, for purposes of calculating Liggett’s payment obligations, Liggett’s market share, calculated on a net basis, should be increased by a factor of 1.25%. Liggett filed a motion seeking correction of the part of the arbitrators’ decision that would require the 1.25% increase in Liggett’s market share. The states objected to Liggett’s motion.
In October 2014, the panel issued a Corrected Final Award that eliminated the 1.25% adjustment increase. The panel further determined that the independent auditor shall compute Liggett’s market share for all years after 2000 on a “net” basis, but, adjust that computation to approximate “gross” market share by using actual returned product data for each year. Liggett plans to work with the independent auditor to determine the amount owed for years 2001 - 2013, consistent with the Corrected Final Award. Liggett accrued $8,500 for this matter.
Other State Settlements.  The MSA replaced Liggett’s prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. Except as described below, Liggett’s agreements with these states remain in full force and effect. These states’ settlement agreements with Liggett contained most favored nation provisions which could reduce Liggett’s payment obligations based on subsequent settlements or resolutions by those states with certain other tobacco companies. Beginning in 1999, Liggett determined that, based on each of these four states’ settlements with United States Tobacco Company, Liggett’s payment obligations to those states were eliminated. With respect to all non-economic obligations under the previous settlements, Liggett believes it is entitled to the most favorable provisions as between the MSA and each state’s respective settlement with the other major tobacco companies. Therefore, Liggett’s non-economic obligations to all states and territories are now defined by the MSA.
In 2003, as a result of a dispute with Minnesota regarding its settlement agreement, Liggett agreed to pay $100 a year in any year cigarettes manufactured by Liggett are sold in that state. In or around 2003, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make certain required payments under the respective settlement agreements with these states. In 2010, Liggett settled with Florida and agreed to pay $1,200 and to make further annual payments of $250 for a period of 21 years, starting in March 2011, with the payments from year 12 forward being subject to an inflation adjustment. These payments are in lieu of any other payments allegedly due to Florida. In 2012, Mississippi provided Liggett with a 60-day notice that the state intended to pursue its remedies if Liggett did not cure the alleged defaults. Liggett responded to Mississippi’s letter denying the existence of any defaults. There can be no assurance that Liggett will be able to resolve the matters with Texas and Mississippi or that Liggett will not be required to make additional payments which could adversely affect the Company’s consolidated financial position, results of operations and cash flows.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The activity in the Company’s accruals for the MSA and tobacco litigation for the twelve months ended December 31, 2014 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2014	$25,348	$59,310	$84,658	$27,571	$27,058	$54,629
Expenses	118,069	2,849	120,918	—	—	—
NPM Settlement adjustment	—	—	—	(1,419)	—	(1,419)
Change in MSA obligations capitalized as inventory	(1,095)	—	(1,095)	—	—	—
Payments	(116,343)	(62,878)	(179,221)	—	—	—
Reclassification from non-current liabilities	343	3,575	3,918	(343)	(3,575)	(3,918)
Interest on withholding	—	293	293	—	2,217	2,217
Balance as of December 31, 2014	$26,322	$3,149	$29,471	$25,809	$25,700	$51,509

The activity in the Company’s accruals for the MSA and tobacco litigation for the twelve months ended December 31, 2013 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2013	$32,970	$1,470	$34,440	$52,639	$1,862	$54,501
Expenses	117,085	63,292	180,377	—	25,218	25,218
NPM Settlement adjustment	(3,928)	—	(3,928)	(18,138)	—	(18,138)
Change in MSA obligations capitalized as inventory	1,611	—	1,611	—	—	—
Payments	(129,320)	(6,070)	(135,390)	—	—	—
Reclassification from non-current liabilities	6,930	223	7,153	(6,930)	(223)	(7,153)
Interest on withholding	—	395	395	—	201	201
Balance as of December 31, 2013	$25,348	$59,310	$84,658	$27,571	$27,058	$54,629

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Matters:

Liggett’s and Vector Tobacco’s management are unaware of any material environmental conditions affecting their existing facilities. Liggett’s and Vector Tobacco’s management believe that current operations are conducted in material compliance with all environmental laws and regulations and other laws and regulations governing cigarette manufacturers. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material affect on the capital expenditures, results of operations or competitive position of Liggett or Vector Tobacco.
Liggett Vector Brands entered into an agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. The agreement expires in February 2016. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. In 2013, Liggett paid $83 for obligations under this program. The Company believes the fair value of Liggett Vector Brands’ remaining obligation under the agreement was immaterial at December 31, 2014.
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

15.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2014	2013	2012
I. Cash paid during the period for:
Interest	$98,754	$114,301	$81,821
Income taxes	16,610	17,585	27,693
II. Non-cash investing and financing activities:
Issuance of stock dividend	520	450	414
Acquisitions	—	84,859	—
Non-controlling interest	2,733	87,657	—
Debt retired in debt conversion	132,530	43,222	55,778
Embedded derivative, net retired in debt conversion	6,680	17,377	8,001

16.	RELATED PARTY TRANSACTIONS
In September 2006, the Company entered into an agreement with Ladenburg Thalmann Financial Services Inc. (“LTS”) pursuant to which the Company agreed to make available to LTS the services of the Company’s Executive Vice President (the “EVP”) to serve as the President and Chief Executive Officer of LTS and to provide certain other financial, accounting and tax services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002 and assistance in the preparation of income tax returns. LTS paid the Company $850 for 2014, $750 for 2013 and 2012 under the agreement and pays the Company at a rate of $850 per year in 2015. These amounts are recorded as a reduction to the Company’s operating, selling, administrative and general expenses. LTS paid compensation of $1,375, $1,250 and $600 for 2014, 2013 and 2012, respectively, to each of the President of the Company, who serves as Vice Chairman of LTS, and to the EVP, who serves as President and CEO of LTS.
On November 4, 2011, Vector was part of a consortium, which included Dr. Phillip Frost, who is a beneficial owner of approximately 15.3% of the Company’s common stock and the EVP that agreed to provide a five-year loan to LTS. Vector’s portion of the loan was $15,000. Interest on the loan, which is due on November 4, 2016, is payable quarterly at 11% per annum and commenced on December 31, 2011. The Company recorded interest income of $574, $1,810 and $1,650 in 2014, 2013 and 2012, respectively. At December 31, 2014, $2,786 principal amount of the loan remained outstanding.
In addition, LTS paid a one-time funding fee to the consortium of lenders and issued warrants (“LTS Warrants”) to purchase shares of LTS common stock. Vector received $75 as its portion of the funding fee and 1,000,000 of the LTS Warrants. The LTS Warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the LTS common stock on November 4, 2011. The LTS Warrants may be exercised in cash, by net exercise or pursuant to the Company’s surrender of all or a portion of the principal amount of its note. The LTS Warrants have been included in “Other assets” on the balance sheet in the amount of $2,342 and $1,758 as of December 31, 2014 and 2013, respectively.
On May 22, 2013, the Company purchased in a public offering 240,000 shares of LTS’s 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share) (“LTS Preferred”) for $6,000. LTS will pay a monthly cumulative dividend of 8% per annum on the LTS Preferred. LTS, at its option, may redeem any or all of the LTS Preferred at $25.00 per share plus any accumulated and unpaid dividends on or after May 24, 2018. The Company recorded dividend income from the investment of $480 in 2014 and $287 in 2013.
The Company’s Chief Executive Officer, a firm he serves as a consultant to, and affiliates of that firm received ordinary and customary insurance commissions aggregating approximately $261, $245 and $200 in 2014, 2013 and 2012, respectively, on various insurance policies issued for the Company and its subsidiaries.
As of December 31, 2014, the Company owned 12,671,159 common shares of Castle Brands Inc. (NYSE MKT: ROX), a publicly traded developer and importer of premium branded spirits. In October 2008, the Company entered into an agreement with Castle where the Company agreed to make available to Castle the services of the EVP to serve as the President and Chief Executive Officer of Castle and to provide other financial, accounting and tax services. The Company recognized management fees at a rate of $100 in each of 2014, 2013 and 2012, under the agreement and Castle has agreed to pay it at a rate of $100 per year in 2015. These amounts are recorded as a reduction to the Company’s operating, selling, administrative and general expenses. In December 2010, the Company participated in a consortium that lent Castle $1,000. The consortium included Dr. Frost and the EVP. The Company lent $200 of this amount and received a note bearing interest at 11% per annum. On October 14, 2011, $217 of principal and outstanding interest associated with this note was exchanged for shares of Castle’s convertible preferred stock. As part of the debt exchange, Castle also issued 357,796 warrants (the “Castle Warrants”). The Castle Warrants entitle Vector to purchase 357,796 shares of Castle common stock. The Castle Warrants are exercisable at any time prior to their expiration on October 14, 2016 at $0.38 per share and were exercised in February 2014. In February 2014, Castle forced a conversion of its convertible preferred stock and the Company received 884,787 additional common shares of Castle stock and the Company’s shares of Castle’s convertible preferred stock were canceled.
In 2013, the Company purchased in a private placement $200 of Castle’s convertible debt, which bears interest at 5% per annum, is convertible into 222,222 shares of Castle common stock and is due on December 15, 2018.
In addition to its investment in Castle, the Company has made investments in entities where Dr. Frost has a relationship. These include the following: (i) three investments in 2006, 2008, 2009 and 2011 totaling approximately $12,788 in common stock of OPKO Inc. (NYSE MKT: OPK) and its predecessor eXegenics Inc. and in January 2013, the Company purchased $5,000 of Opko’s 3.00% convertible senior notes due 2033; (ii) a $500 investment in 2008 in Cardo Medical Inc.; and (iii) a $250 investment in 2008 in Cocrystal Discovery Inc. Dr. Frost is a director, executive officer and/or more than 10% shareholder in these entities as well as LTS. Additional investments in entities where Dr. Frost has a relationship may be made in the future.
In May 2009, the Company issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. The purchaser of the 6.75% Note was an entity affiliated with Dr. Frost. In March 2014, the holder of the 6.75% Note elected to convert $25,000 of the principal balance of the Note into 2,227,553 shares of the Company's common stock. On November 14, 2014, the Note was amended to extend the stated maturity date of the Note from November 15, 2014 to February 15, 2015. On February 3, 2015, the remaining $25,000 of principal of the Note was converted into 2,227,553 shares of the Company's common stock. Vector made cash interest payments of $5,415 and $8,340 associated with the Note in 2014 and 2013, respectively.
The Company was an investor in investment partnerships affiliated with a former stockholder of the Company. (See Note 6.)
In September 2012, the Company entered into an office lease (the “Lease”) with Frost Real Estate Holdings, LLC (“FREH”), an entity affiliated with Dr. Frost. The Lease is for 12,390 square feet of space in an office building in Miami, Florida. The initial term of the Lease is five years, subject to two optional five-year term extensions. Payments under the lease commenced in May 2013. The Lease provides for payments of $31 per month in the first year increasing to $35 per month in the fifth year, plus applicable sales tax. The rent is inclusive of operating expenses, property taxes and parking. A $220 tenant improvement allowance will be credited to the rent pro-rata over the initial five-year term. In connection with the execution of the Lease, the Company received the advice and opinion of a commercial real estate firm that the Lease terms were fair and that the Company received terms favorable in the market. The Company recorded rental expense of $336 and $335 as of December 31, 2014 and 2013, respectively, associated with the lease.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$205,180	$205,180	$—	$—
Certificates of deposit	3,462	—	3,462	—
Bonds	4,868	4,868	—	—
Investment securities available for sale
Equity securities	154,192	153,666	526	—
Mutual funds invested in fixed income securities	59,826	59,826	—	—
Fixed income securities
U.S. Government securities	35,446	—	35,446	—
Corporate securities	56,248	7,397	48,851	—
U.S. government and federal agency	4,770	—	4,770	—
Commercial mortgage-backed securities	16,508	—	16,508	—
U.S. asset backed securities	16,955	—	16,955	—
Index-linked U.S. bonds	2,098	—	2,098	—
Total fixed income securities	132,025	7,397	124,628	—

Warrants (1)	2,342	—	—	2,342
Total	$561,895	$430,937	$128,616	$2,342

Liabilities:
Fair value of derivatives embedded within convertible debt	$169,386	$—	$—	$169,386

(1)
Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $2,342 as of December 31, 2014 and are included in “Other assets.” The Company recognized income of $584 for the year ended December 31, 2014 related to the change in fair value of the Warrants.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as of December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$130,733	$130,733	$—	$—
Certificates of deposit	2,961	—	2,961	—
Bonds	5,337	5,337	—	—
Investment securities available for sale
Equity Securities	118,474	117,737	737	—
Fixed income securities
U.S. Government securities	13,990	—	13,990	—
Corporate securities	29,923	6,497	23,426	—
U.S. government and agency	495	—	495	—
Commercial mortgage-backed securities	6,822	—	6,822	—
U.S. asset backed securities	2,081	—	2,081	—
Index-linked U.S. bonds	749	—	749	—
Total fixed income securities	54,060	6,497	47,563	—

Warrants (1)	1,935	—	—	1,935
Total	$313,500	$260,304	$51,261	$1,935

Liabilities:
Fair value of derivatives embedded within convertible debt	$112,062	$—	$—	$112,062

(1)
Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $1,758 as of December 31, 2013 and are included in “Other assets.” The Company recognized income of $1,041 for the year ended December 31, 2013 related to the change in fair value from receipt. (See Note 16.)

The fair value of the Level 2 certificates of deposit are based on prices posted by the financial institutions. The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The Level 2 investment securities available for sale are based on quoted market prices of securities that are thinly traded.
The fair value of derivatives embedded within convertible debt was $169,386 and $112,062 as of December 31, 2014 and 2013, respectively. The fair value of derivatives embedded within convertible debt was derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads based upon the implied debt rate of the 7.5% Convertible Notes due 2019 to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt are presented on the Condensed Consolidated Statements of Operations.
The value of the embedded derivatives is contingent on changes in implied interest rates of the convertible debt, the Company’s stock price, stock volatility as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on the Company’s 2019 Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by the Company’s stock price, convertible bond trading price, risk free interest rates and stock volatility.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at December 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2014	Valuation Technique	Unobservable Input	Range (Actual)

Warrants	$2,342	Option model	Stock price	$3.95
			Exercise price	$1.68
			Term (in years)	1.84
			Volatility	44.42%
			Dividend rate	—
			Risk-free return	0.70%

Fair value of derivatives embedded within convertible debt	$169,386	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$21.31
			Convertible trading price	106.8%
			Volatility	16.00%
			Implied credit spread	6.25% - 7.25% (6.75%)

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of December 31, 2014 and 2013, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    SEGMENT INFORMATION
The Company’s significant business segments for the three years ended December 31, 2014 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of conventional cigarettes. The E-Cigarettes segment includes the operations of the Company's e-cigarette business. The Real Estate segment includes the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Indian Creek and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. As a result of the amount of operating losses of Zoom as of September 30, 2014, when compared to the remaining components of the Company's Corporate and Other segment, the Company has reevaluated its operating segments and has separated Zoom’s operations from the Corporate and Other segment for previously reported 2014 periods and from the Tobacco segment for the previously reported 2013 periods. Thus, prior period information has been recast to conform to the current presentation. This change did not have an impact to the Company's historical consolidated results.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information for the Company’s operations before taxes and minority interests for the years ended December 31, 2014, 2013 and 2012 follows:

				Real		Corporate
	Tobacco		E-Cigarettes	Estate		and Other	Total

2014
Revenues	$1,021,259		$8,589	$561,467		$—	$1,591,315
Operating income (loss)	199,119	(1)	(13,124)	42,354		(14,961)	213,388
Equity income from real estate ventures	—		—	4,103		—	4,103
Identifiable assets	425,900		8,139	500,546	(3)	638,807	1,573,392
Depreciation and amortization	10,885		—	12,204		1,410	24,499
Capital expenditures	9,256		—	6,923		7,225	23,404

2013
Revenues	$1,014,341		$—	$65,580		$—	$1,079,921
Operating income (loss)	113,039	(2)	(1,018)	15,805		(15,790)	112,036
Equity income from real estate ventures	—		—	22,925		—	22,925
Identifiable assets	433,751		8,950	429,074	(3)	390,476	1,262,251
Depreciation and amortization	9,509		—	2,421		701	12,631
Capital expenditures	9,784		—	1,194		2,297	13,275

2012
Revenues	$1,084,546		$—	$10,987		$—	$1,095,533
Operating income (loss)	176,017		—	(2,013)		(19,071)	154,933
Equity income from real estate ventures	—		—	29,764		—	29,764
Identifiable assets	426,027		—	139,940	(3)	520,764	1,086,731
Depreciation and amortization	9,759		—	414		435	10,608
Capital expenditures	9,339		—	406		1,520	11,265

_____________________________

(1)	Operating income includes $1,419 of income from NPM Settlement and $2,475 of litigation settlement charges and judgment expense.

(2)	Operating income includes $11,823 of income from MSA Settlements, $86,213 of Engle progeny settlement charge, and $1,893 of litigation judgment expense for the year ended and December 31, 2013.

(3)	Includes investments accounted for under the equity method of accounting of $163,460, $128,202 and $125,651 as of December 31, 2014, 2013 and 2012, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Unaudited quarterly data for the years ended December 31, 2014 and 2013 are as follows:

	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014
Revenues	$417,590	$419,876	$406,613	$347,236
Gross Profit	126,085	132,640	127,331	108,199
Operating income	47,374	62,984	60,308	42,722
Net income applicable to common shares attributed to Vector Group Ltd.	$11,594	$14,879	$7,925	$2,580
Per basic common share (1):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.11	$0.14	$0.08	$0.03
Per diluted common share (1):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.11	$0.14	$0.08	$0.03
_____________________________

(1)
Per share computations include the impact of a 5% stock dividend paid on September 26, 2014. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
Revenues	$299,585	$277,941	$256,226	$246,169
Gross Profit	97,011	77,106	69,781	68,992
Operating income (loss)	61,985	(37,285)	44,240	43,096
Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$64,005	$(36,891)	$13,511	$(1,681)
Per basic common share (1):
Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.64	$(0.39)	$0.14	$(0.02)
Per diluted common share (1):
Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.59	$(0.39)	$0.14	$(0.02)
_____________________________

(1)
Per share computations include the impact of a 5% stock dividend paid on September 27, 2013. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

20.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to Securities and Exchange Commission (“SEC”) Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Affiliates Whose Securities Collateralize an Issue Registered or Being Registered.” Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company. The guarantees are subject to certain automatic release provisions. Relief from the financial statement requirements under Rule 3-10 is being provided because the Company’s guarantee release provisions are considered customary pursuant to Section 2510.5 of the SEC Division of Corporation Finance Financial Reporting Manual. Such release provisions are as follows:

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
Presented herein are Condensed Consolidating Balance Sheets as of December 31, 2014 and 2013 and the related Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2014, 2013 and 2012 of Vector Group Ltd. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors). The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors would provide any additional information that would be material to investors making an investment decision.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$211,751	$9,724	$104,890	$—	$326,365
Investment securities available for sale	278,010	68,033	—	—	346,043
Accounts receivable - trade, net	—	18,024	5,304	—	23,328
Intercompany receivables	795	267	—	(1,062)	—
Inventories	—	90,323	—	—	90,323
Deferred income taxes	24,541	4,651	—	—	29,192
Income taxes receivable, net	1,055	463	21	1,743	3,282
Restricted assets	—	1,181	1,414	—	2,595
Other current assets	899	9,133	26,686	—	36,718
Total current assets	517,051	201,799	138,315	681	857,846
Property, plant and equipment, net	2,648	61,149	20,315	—	84,112
Real estate held for sale, net	—	—	10,643	—	10,643
Long-term investments	39,594	—	698	—	40,292
Investments in real estate ventures	—	—	163,460	—	163,460
Investments in consolidated subsidiaries	518,963	—	—	(518,963)	—
Restricted assets	1,707	10,306	—	—	12,013
Deferred income taxes	37,117	8,393	5,619	—	51,129
Goodwill and other intangible assets, net	—	107,511	162,461	—	269,972
Prepaid pension costs	—	25,032	—	—	25,032
Other assets	45,904	10,743	2,246	—	58,893
Total assets	$1,162,984	$424,933	$503,757	$(518,282)	$1,573,392
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$25,000	$27,248	$392	$—	$52,640
Current portion of fair value of derivatives embedded within convertible debt	884	—	—	—	884
Current portion of employee benefits	—	931	—	—	931
Intercompany payables	—	—	1,062	(1,062)	—
Income taxes payable, net	—	—	—	1,743	1,743
Litigation accruals and current payments due under the Master Settlement Agreement	—	29,471	—	—	29,471
Deferred income taxes	41,993	15,678	—	—	57,671
Other current liabilities	36,653	58,677	31,425	—	126,755
Total current liabilities	104,530	132,005	32,879	681	270,095
Notes payable, long-term debt and other obligations, less current portion	852,560	8,120	31	—	860,711
Fair value of derivatives embedded within convertible debt	168,502	—	—	—	168,502
Non-current employee benefits	32,842	16,472	—	—	49,314
Deferred income taxes	60,656	40,694	44,289	—	145,639
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	921	51,775	4,383	—	57,079
Total liabilities	1,220,011	249,066	81,582	681	1,551,340
Commitments and contingencies
Stockholders’ (deficiency) equity attributed to Vector Group Ltd.	(57,027)	175,867	343,096	(518,963)	(57,027)
Non-controlling interest	—	—	79,079	—	79,079
Total Stockholders’ (deficiency) equity	(57,027)	175,867	422,175	(518,963)	22,052
Total liabilities and stockholders’ equity	$1,162,984	$424,933	$503,757	$(518,282)	$1,573,392

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$151,342	$11,812	$71,312	$—	$234,466
Investment securities available for sale	114,886	57,648	—	—	172,534
Accounts receivable - trade, net	—	10,154	2,005	—	12,159
Intercompany receivables	509	—	—	(509)	—
Inventories	—	93,496	—	—	93,496
Deferred income taxes	45,578	4,901	—	—	50,479
Income taxes receivable, net	—	10,447	—	(10,447)	—
Restricted assets	—	1,060	725	—	1,785
Other current assets	513	12,579	10,300	—	23,392
Total current assets	312,828	202,097	84,342	(10,956)	588,311
Property, plant and equipment, net	3,641	55,093	20,524	—	79,258
Real estate held for sale, net	—	—	20,911	—	20,911
Long-term investments	28,636	—	747	—	29,383
Investments in real estate ventures	—	—	128,202	—	128,202
Investments in consolidated subsidiaries	410,442	—	—	(410,442)	—
Restricted assets	1,895	10,086	—	—	11,981
Deferred income taxes	35,000	12,766	3,708	—	51,474
Goodwill and other intangible assets,net	—	107,511	167,597	—	275,108
Prepaid pension costs	—	26,080	—	—	26,080
Other assets	38,374	10,126	5,053	—	53,553
Total assets	$830,816	$423,759	$431,084	$(421,398)	$1,264,261
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$112,275	$39,013	$289	$—	$151,577
Current portion of fair value of derivatives embedded within convertible debt	19,128	—	—	—	19,128
Current portion of employee benefits	—	939	—	—	939
Intercompany payables	—	39	470	(509)	—
Income taxes payable, net	16,870	—	—	(10,447)	6,423
Litigation accruals and current payments due under the Master Settlement Agreement	—	84,658	—	—	84,658
Deferred income taxes	32,309	13,425	—	—	45,734
Other current liabilities	29,580	44,907	22,164	—	96,651
Total current liabilities	210,162	182,981	22,923	(10,956)	405,110
Notes payable, long-term debt and other obligations, less current portion	524,182	12,573	4,011	—	540,766
Fair value of derivatives embedded within convertible debt	92,934	—	—	—	92,934
Non-current employee benefits	31,462	16,455	—	—	47,917
Deferred income taxes	65,759	37,602	34,289	—	137,650
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,353	54,924	5,216	—	61,493
Total liabilities	925,852	304,535	66,439	(10,956)	1,285,870
Commitments and contingencies
Stockholders’ (deficiency) equity attributed to Vector Group Ltd.	(95,036)	119,224	291,218	(410,442)	(95,036)
Non-controlling interest	—	—	73,427	—	73,427
Total Stockholders’ (deficiency) equity	(95,036)	119,224	364,645	(410,442)	(21,609)
Total liabilities and stockholders’ deficiency	$830,816	$423,759	$431,084	$(421,398)	$1,264,261

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Year Ended December 31, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$1,030,157	$561,467	$(309)	$1,591,315
Expenses:
Cost of sales	—	743,032	354,028	—	1,097,060
Operating, selling, administrative and general expenses	23,312	90,208	165,181	(309)	278,392
Litigation judgment expense	—	2,475	—	—	2,475
Management fee expense	—	9,870	—	(9,870)	—
Operating (loss) income	(23,312)	184,572	42,258	9,870	213,388
Other income (expenses):
Interest expense	(157,321)	(4,241)	(41)	612	(160,991)
Change in fair value of derivatives embedded within convertible debt	19,409	—	—	—	19,409
Acceleration of interest expense related to debt conversion	(5,205)	—	—	—	(5,205)
Equity income from real estate ventures	—	—	4,103	—	4,103
Equity income on long-term investments	1,242	—	—	—	1,242
Loss on sale of investment securities available for sale	(11)	—	—	—	(11)
Equity income in consolidated subsidiaries	124,001	—	—	(124,001)	—
Management fee income	9,870	—	—	(9,870)	—
Other, net	5,334	1,044	4,786	(612)	10,552
(Loss) income before provision for income taxes	(25,993)	181,375	51,106	(124,001)	82,487
Income tax benefit (expense)	62,971	(78,794)	(17,428)	—	(33,251)
Net income	36,978	102,581	33,678	(124,001)	49,236
Net income attributed to non-controlling interest	—	—	(12,258)	—	(12,258)
Net income attributed to Vector Group Ltd.	36,978	102,581	21,420	(124,001)	36,978
Comprehensive income attributed to non-controlling interest	—	—	(12,258)	—	(12,258)
Comprehensive income attributed to Vector Group Ltd.	$48,658	$102,669	$21,420	$(124,089)	$48,658

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Year Ended December 31, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$1,014,341	$65,580	$—	$1,079,921
Expenses:
Cost of sales	—	729,393	37,638	—	767,031
Operating, selling, administrative and general expenses	22,835	77,780	12,133	—	112,748
Litigation judgment expense	—	88,106	—	—	88,106
Management fee expense	—	9,508	—	(9,508)	—
Operating (loss) income	(22,835)	109,554	15,809	9,508	112,036
Other income (expenses):
Interest expense	(130,417)	(1,716)	(14)	—	(132,147)
Change in fair value of derivatives embedded within convertible debt	18,935	—	—	—	18,935
Acceleration of interest expense related to debt conversion	(12,414)	—	—	—	(12,414)
Loss on extinguishment of debt	(21,458)	—	—	—	(21,458)
Equity income from real estate ventures	—	—	22,925	—	22,925
Equity income on long-term investments	2,066	—	—	—	2,066
(Loss) gain on investment securities available for sale	(272)	5,424	—	—	5,152
Gain on acquisition of Douglas Elliman	—	—	60,842	—	60,842
Equity income in consolidated subsidiaries	144,689	—	—	(144,689)	—
Management fee income	9,508	—	—	(9,508)	—
Other, net	4,439	2,763	348	—	7,550
(Loss) income before provision for income taxes	(7,759)	116,025	99,910	(144,689)	63,487
Income tax benefit (expense)	46,703	(30,758)	(40,740)	—	(24,795)
Net income	38,944	85,267	59,170	(144,689)	38,692
Net loss attributed to non-controlling interest	—	—	252	—	252
Net income attributed to Vector Group Ltd.	38,944	85,267	59,422	(144,689)	38,944
Comprehensive loss attributed to non-controlling interest	—	—	252	—	252
Comprehensive income	$72,072	$102,344	$59,422	$(161,766)	$72,072

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Revenues	$—	$1,084,546	$10,987	$—	$1,095,533
Expenses:
Cost of sales	—	823,452	8,876	—	832,328
Operating, selling, administrative and general expenses	26,039	78,054	4,179	—	108,272
Management fee expense	—	9,163	—	(9,163)	—
Operating (loss) income	(26,039)	173,877	(2,068)	9,163	154,933
Other income (expenses):
Interest expense	(105,465)	(4,614)	(23)	—	(110,102)
Changes in fair value of derivatives embedded within convertible debt	(7,476)	—	—	—	(7,476)
Acceleration of interest expense related to debt conversion	(14,960)	—	—	—	(14,960)
Equity income from real estate ventures	—	—	29,764	—	29,764
Gain on investment securities available for sale	—	1,640	—	—	1,640
Equity loss on long-term investments	(1,261)	—	—	—	(1,261)
Equity income in consolidated subsidiaries	120,036	—	—	(120,036)	—
Management fee income	9,163	—	—	(9,163)	—
Other, net	1,022	21	136	—	1,179
(Loss) Income before provision for income taxes	(24,980)	170,924	27,809	(120,036)	53,717
Income tax benefit (expense)	55,602	(67,294)	(11,403)	—	(23,095)
Net income	30,622	103,630	16,406	(120,036)	30,622
Comprehensive income	$24,031	$104,520	$16,406	$(120,926)	$24,031

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Year Ended December 31, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$61,779	$83,671	$62,656	$(100,730)	$107,376
Cash flows from investing activities:
Proceeds from the sale or maturity of investment securities	156,604	—	—	—	156,604
Purchase of investment securities	(299,417)	(6,314)	—	—	(305,731)
Proceeds from sale or liquidation of long-term investments	500	—	49	—	549
Purchase of long-term investments	(12,000)	—	—	—	(12,000)
Investments in real estate ventures	—	—	(40,916)	—	(40,916)
Distributions from investment in real estate ventures	—	—	7,309	—	7,309
Increase in cash surrender value of life insurance policies	—	(484)	—	—	(484)
Decrease (increase) in restricted assets	188	(371)	(689)	—	(872)
Issuance of notes receivable	(35,000)	—	(8,250)	35,000	(8,250)
Investments in subsidiaries	(85,278)	—	—	85,278	—
Proceeds from sale of businesses and assets	—	4	—	—	4
Purchase of subsidiaries	—	—	(750)	—	(750)
Repayment of notes receivable	36,867	—	4,850	(35,000)	6,717
Capital expenditures	(15)	(16,466)	(6,923)	—	(23,404)
Purchase of preferred securities	—	—	(1,000)	—	(1,000)
Pay down of investment securities	790	—	—	—	790
Net cash used in investing activities	(236,761)	(23,631)	(46,320)	85,278	(221,434)
Cash flows from financing activities:
Proceeds from issuance of debt	408,750	40,164	—	(35,000)	413,914
Deferred financing costs	(12,360)	—	—	—	(12,360)
Repayments of debt	—	(43,724)	(3,877)	35,000	(12,601)
Borrowings under revolver	—	886,130	—	—	886,130
Repayments on revolver	—	(898,788)	—	—	(898,788)
Capital contributions received	—	15,270	70,008	(85,278)	—
Intercompany dividends paid	—	(61,180)	(39,550)	100,730	—
Distributions on common stock	(167,328)	—	—	—	(167,328)
Distributions to non-controlling interest	—	—	(9,339)	—	(9,339)
Proceeds from exercise of Vector options	5,151	—	—	—	5,151
Tax benefit of options exercised	1,178	—	—	—	1,178
Net cash provided by (used in) financing activities	235,391	(62,128)	17,242	15,452	205,957
Net increase (decrease) in cash and cash equivalents	60,409	(2,088)	33,578	—	91,899
Cash and cash equivalents, beginning of period	151,342	11,812	71,312	—	234,466
Cash and cash equivalents, end of period	$211,751	$9,724	$104,890	$—	$326,365

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Year Ended December 31, 2013
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$71,730	$115,829	$(16,239)	$(119,294)	$52,026
Cash flows from investing activities:
Proceeds from the sale or maturity of investment securities	111,127	6,602	—	—	117,729
Purchase of investment securities	(159,463)	(11,501)	—	—	(170,964)
Proceeds from sale of or liquidation of long-term investments	500	—	80	—	580
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in real estate ventures	—	—	(75,731)	—	(75,731)
Distributions from investments in real estate ventures	—	—	3,142	—	3,142
Increase in cash surrender value of life insurance policies	(144)	(484)	—	—	(628)
Decrease in restricted assets	3	1,078	—	—	1,081
Issuance of notes receivable	—	—	(8,600)	—	(8,600)
Investments in subsidiaries	(155,961)	—	—	155,961	—
Proceeds from sale of businesses and assets	35	13	—	—	48
Cash acquired in Douglas Elliman consolidation	—	—	116,935	—	116,935
Purchase of subsidiaries	—	—	(67,616)	—	(67,616)
Repayments of notes receivable	10,347	—	—	—	10,347
Capital expenditures	(2,297)	(9,784)	(1,194)	—	(13,275)
Net cash used in investing activities	(200,853)	(14,076)	(32,984)	155,961	(91,952)
Cash flows from financing activities:
Proceeds from issuance of debt	450,000	4,687	3,080	—	457,767
Deferred financing costs	(11,750)	—	—	—	(11,750)
Repayments of debt	(415,000)	(7,466)	(115)	—	(422,581)
Borrowings under revolver	—	978,788	—	—	978,788
Repayments on revolver	—	(977,794)	—	—	(977,794)
Capital contributions received	—	13,950	142,011	(155,961)	—
Intercompany dividends paid	—	(105,882)	(13,412)	119,294	—
Distributions on common stock	(144,711)	—	—	—	(144,711)
Distributions to non-controlling interest	—	—	(11,764)	—	(11,764)
Proceeds from exercise of Vector options	544	—	—	—	544
Tax benefit of options exercised	38	—	—	—	38
Net cash (used in) provided by financing activities	(120,879)	(93,717)	119,800	(36,667)	(131,463)
Net (decrease) increase in cash and cash equivalents	(250,002)	8,036	70,577	—	(171,389)
Cash and cash equivalents, beginning of period	401,344	3,776	735	—	405,855
Cash and cash equivalents, end of period	$151,342	$11,812	$71,312	$—	$234,466

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Net cash provided by (used in) operating activities	$118,399	$133,308	$(2,772)	$(164,849)	$84,086
Cash flows from investing activities:
Proceeds from sale or maturity of investment securities	—	3,831	—	—	3,831
Purchase of investment securities	—	(5,647)	—	—	(5,647)
Proceeds from sale or liquidation of long-term investments	—	—	72	—	72
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in real estate ventures	—	—	(33,375)	—	(33,375)
Distributions from investments in real estate ventures	—	—	49,221	—	49,221
Increase in cash surrender value of life insurance policies	(425)	(482)	—	—	(907)
Decrease (increase) in restricted assets	263	(1,393)	—	—	(1,130)
Issuance of notes receivable	(383)	—	—	—	(383)
Proceeds from sale of business and assets	432	12	—	—	444
Investments in subsidiaries	(31,209)	—	—	31,209	—
Capital expenditures	(1,520)	(9,339)	(406)	—	(11,265)
Net cash (used in) provided by investing activities	(37,842)	(13,018)	15,512	31,209	(4,139)
Cash flows from financing activities:
Proceeds from issuance of debt	230,000	14,033	42	—	244,075
Repayments of debt	—	(19,125)	(133)	—	(19,258)
Deferred financing charges	(11,164)	(315)	—	—	(11,479)
Borrowings under revolver	—	1,074,050	—	—	1,074,050
Repayments on revolver	—	(1,066,092)	—	—	(1,066,092)
Capital contributions received	—	6,991	24,218	(31,209)	—
Intercompany dividends paid	—	(128,544)	(36,305)	164,849	—
Distributions on common stock	(137,114)	—	—	—	(137,114)
Proceeds from issuance of Vector stock	611	—	—	—	611
Proceeds from exercise of Vector options	140	—	—	—	140
Tax benefit of options exercised	52	—	—	—	52
Net cash provided by (used in) by financing activities	82,525	(119,002)	(12,178)	133,640	84,985
Net increase in cash and cash equivalents	163,082	1,288	562	—	164,932
Cash and cash equivalents, beginning of period	238,262	2,488	173	—	240,923
Cash and cash equivalents, end of period	$401,344	$3,776	$735	$—	$405,855

VECTOR GROUP LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2014
Allowances for:
Doubtful accounts	$192	$31	$186	$37
Cash discounts	241	25,801	25,627	415
Deferred tax valuation allowance	6,014	—	1,081	4,933
Sales returns	4,420	6,886	3,586	7,720
Total	$10,867	$32,718	$30,480	$13,105
Year Ended December 31, 2013
Allowances for:
Doubtful accounts	$318	$198	$324	$192
Cash discounts	259	25,207	25,225	241
Deferred tax valuation allowance	6,310	—	296	6,014
Sales returns	4,067	4,019	3,666	4,420
Total	$10,954	$29,424	$29,511	$10,867
Year Ended December 31, 2012
Allowances for:
Doubtful accounts	$308	$10	$—	$318
Cash discounts	573	26,620	26,934	259
Deferred tax valuation allowance	9,752	—	3,442	6,310
Sales returns	4,055	3,228	3,216	4,067
Total	$14,688	$29,858	$33,592	$10,954