Form 10-Q
period 2015-03-31
VECTOR GROUP LTD
filed 2015-04-29
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2015

VECTOR GROUP LTD.
(Exact name of registrant as specified in its charter)

Delaware	1-5759	65-0949535
(State or other jurisdiction of incorporation	Commission File Number	(I.R.S. Employer Identification No.)
incorporation or organization)

4400 Biscayne Boulevard
Miami, Florida 33137
305-579-8000
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
☐ Yes ☒ No

At April 29, 2015, Vector Group Ltd. had 116,798,712 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31, 2015	December 31, 2014
ASSETS:
Current assets:
Cash and cash equivalents	$270,572	$326,365
Investment securities available for sale	352,811	346,043
Accounts receivable - trade, net	18,092	23,328
Inventories	99,058	90,323
Deferred income taxes	28,057	29,192
Income taxes receivable, net	6,801	3,282
Restricted assets	2,221	2,595
Other current assets	43,389	36,718
Total current assets	821,001	857,846
Property, plant and equipment, net	82,293	84,112
Real estate held for sale, net	10,592	10,643
Long-term investments	45,159	40,292
Investments in real estate ventures	170,780	163,460
Restricted assets	19,320	12,013
Deferred income taxes	49,595	51,129
Goodwill and other intangible assets, net	268,521	269,972
Prepaid pension costs	25,833	25,032
Other assets	57,829	58,893
Total assets	$1,550,923	$1,573,392
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$20,864	$52,640
Current portion of fair value of derivatives embedded within convertible debt	—	884
Current payments due under the Master Settlement Agreement	51,527	26,322
Current portion of employee benefits	931	931
Income taxes payable, net	1,753	1,743
Litigation accruals	3,363	3,149
Deferred income taxes	58,599	57,671
Other current liabilities	106,661	126,755
Total current liabilities	243,698	270,095
Notes payable, long-term debt and other obligations, less current portion	868,133	860,711
Fair value of derivatives embedded within convertible debt	162,039	168,502
Non-current employee benefits	49,504	49,314
Deferred income taxes	147,132	145,639
Payments due under the Master Settlement Agreement	25,809	25,809
Litigation accruals	22,838	25,700
Other liabilities	5,424	5,570
Total liabilities	1,524,577	1,551,340
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 and 250,000,000 shares authorized, 120,943,959 and 118,646,261 shares issued and 116,798,712 and 114,501,014 shares outstanding	11,680	11,450
Additional paid-in capital	—	—
Accumulated deficit	(88,421)	(90,160)
Accumulated other comprehensive income	36,539	34,540
Less: 4,145,247 and 4,145,247 shares of common stock in treasury, at cost	(12,857)	(12,857)
Total Vector Group Ltd. stockholders' deficiency	(53,059)	(57,027)
Non-controlling interest	79,405	79,079
Total stockholders' equity	26,346	22,052
Total liabilities and stockholders' equity	$1,550,923	$1,573,392

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Tobacco*	$228,085	$233,392
Real estate	132,256	108,044
E-Cigarettes	419	5,800
Total revenues	360,760	347,236

Expenses:
Cost of sales:
Tobacco*	157,030	168,166
Real estate	84,358	67,324
E-Cigarettes	630	3,547
Total cost of sales	242,018	239,037

Operating, selling, administrative and general expenses	73,944	63,977
Litigation settlement and judgment expense	843	1,500
Operating income	43,955	42,722

Other income (expenses):
Interest expense	(31,746)	(35,453)
Change in fair value of derivatives embedded within convertible debt	6,460	(1,650)
Acceleration of interest expense related to debt conversion	—	(3,679)
Equity income from real estate ventures	338	1,552
Equity (loss) income on long-term investments	(37)	906
Gain (loss) on sale of investment securities available for sale	13,029	(53)
Other, net	1,896	2,126
Income before provision for income taxes	33,895	6,471
Income tax expense	12,679	2,942

Net income	21,216	3,529

Net income attributed to non-controlling interest	(260)	(949)

Net income attributed to Vector Group Ltd.	$20,956	$2,580

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.18	$0.03

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.18	$0.03

Cash distributions and dividends declared per share	$0.40	$0.38

* Revenues and cost of sales include excise taxes of $97,359 and $102,413, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2015	2014

Net income	$21,216	$3,529

Net unrealized gains on investment securities available for sale:
Change in net unrealized (losses) gains	(9,918)	5,994
Net unrealized gains reclassified into net income	13,029	53
Net unrealized gains on investment securities available for sale	3,111	6,047

Net unrealized gains on long-term investments accounted for under the equity method:
Net unrealized gains on long-term investments accounted for under the equity method	14	3,332

Net change in forward contracts	16	17

Net change in pension-related amounts
Amortization of gain	267	148
Net change in pension-related amounts	267	148

Other comprehensive income	3,408	9,544

Income tax effect on:
Change in net unrealized (losses) gains on investment securities	4,101	(2,973)
Net unrealized losses reclassified into net income on investment securities	(5,387)	(22)
Change in unrealized losses on long-term investments	(6)	(1,370)
Forward contracts	(6)	(6)
Pension-related amounts	(111)	135
Income tax provision on other comprehensive income	(1,409)	(4,236)

Other comprehensive income, net of tax	1,999	5,308

Comprehensive income	23,215	8,837

Comprehensive income attributed to non-controlling interest	(260)	(949)
Comprehensive income attributed to Vector Group Ltd.	$22,955	$7,888

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Equity
			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Stock	Interest	Total
Balance, January 1, 2015	114,501,014	$11,450	$—	$(90,160)	$34,540	$(12,857)	$79,079	$22,052
Net income	—	—	—	20,956	—	—	260	21,216
Change in net loss and prior service cost, net of income taxes	—	—	—	—	156	—	—	156
Forward contract adjustments, net of income taxes	—	—	—	—	10	—	—	10
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	8	—	—	8
Change in net unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	(5,817)	—	—	(5,817)
Net unrealized loss on investment securities available for sale reclassified into net income, net of income taxes	—	—	—	—	7,642	—	—	7,642
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	—	1,825
Total other comprehensive income	—	—	—	—	—	—	—	1,999
Total comprehensive income	—	—	—	—	—	—	—	23,215
Distributions and dividends on common stock	—	—	(27,539)	(19,217)	—	—	—	(46,756)
Note conversions, net of taxes $367	2,227,552	223	25,299	—	—	—	—	25,522
Exercise of stock options	70,146	7	802	—	—	—	—	809
Tax benefit of options exercised	—	—	274	—	—	—	—	274
Stock-based compensation	—	—	1,164	—	—	—	—	1,164
Deemed dividend from subsidiary	—	—	—	—	—	—	—	—
Acquisition of Douglas Elliman Realty, LLC	—	—	—	—	—	—	—	—
Contributions made by non-controlling interest	—	—	—	—	—	—	66	66
Balance as of March 31, 2015	116,798,712	$11,680	$—	$(88,421)	$36,539	$(12,857)	$79,405	$26,346

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Net cash provided by (used in) operating activities	$7,828	$(39,084)
Cash flows from investing activities:
Sale of investment securities	75,538	35,009
Purchase of investment securities	(67,628)	(36,763)
Proceeds from sale or liquidation of long-term investments	110	—
Purchase of long-term investments	(5,000)	(1,000)
Investments in real estate ventures	(7,816)	(4,068)
Distributions from investments in real estate ventures	—	2,575
Increase in cash surrender value of life insurance policies	(606)	(47)
Increase in restricted assets	(6,933)	(390)
Proceeds from sale of fixed assets	3	—
Capital expenditures	(3,156)	(6,424)
Repayments of notes receivable	1,106	933
Pay downs of investment securities	1,594	—
Net cash used in investing activities	(12,788)	(10,175)
Cash flows from financing activities:
Proceeds from issuance of debt	—	260,508
Deferred financing costs	(585)	(8,210)
Repayments of debt	(1,857)	(2,215)
Borrowings under revolver	107,668	196,842
Repayments on revolver	(110,792)	(211,520)
Dividends and distributions on common stock	(46,350)	(40,865)
Proceeds from exercise of Vector options	809	1,385
Tax benefit of options exercised	274	344
Net cash (used in) provided by financing activities	(50,833)	196,269
Net (decrease) increase in cash and cash equivalents	(55,793)	147,010
Cash and cash equivalents, beginning of period	326,365	234,466
Cash and cash equivalents, end of period	$270,572	$381,476

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

The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, in management's opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

As a result of the amount of operating losses of Zoom as of September 30, 2014 when compared to the remaining components of Corporate and Other segment, the Company has reevaluated its operating segments and has separated Zoom’s operations from the Corporate and Other segment for previously reported as of and for the three months ended March 31, 2014. Thus, prior period information has been recast to conform to the current presentation. This change did not have an impact to the Company's historical consolidated results.

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

Net income for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended
	March 31,
	2015	2014
Net income attributed to Vector Group Ltd.	$20,956	$2,580
Expense attributed to participating securities	(622)	(77)
Net income attributed to Vector Group Ltd. available to common stockholders	$20,334	$2,503

Basic and diluted EPS were calculated using the following shares:

	Three Months Ended
	March 31,
	2015	2014
Weighted-average shares for basic EPS	111,419,737	99,329,965
Plus incremental shares related to stock options and non-vested restricted stock	191,863	129,495
Weighted-average shares for basic and fully diluted EPS	111,611,600	99,459,460

The following stock options, non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three months ended March 31, 2015 and 2014 but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended
	March 31,
	2015	2014
Number of stock options	N/A	N/A
Weighted-average exercise price	N/A	N/A
Weighted-average shares of non-vested restricted stock	N/A	N/A
Weighted-average expense per share	N/A	N/A
Weighted-average number of shares issuable upon conversion of debt	24,551,498	26,964,642
Weighted-average conversion price	$20.29	$14.94

(e)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair market value of the embedded derivatives based principally on the results of a

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company's debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of the Company's stock price. At March 31, 2015, the range of estimated fair market values of the Company's embedded derivatives was between $160,400 and $163,711. The Company recorded the fair market value of its embedded derivatives at the midpoint of the range at $162,039 as of March 31, 2015. At December 31, 2014, the range of estimated fair market values of the Company's embedded derivatives was between $167,593 and $171,215. The Company recorded the fair market value of its embedded derivatives at the midpoint of the range at $169,386 as of December 31, 2014. The estimated fair market value of the Company's embedded derivatives could change significantly based on future market conditions. (See Note 6.)

(f)	Other Income, Net:

Other income, net consists of:

	Three Months Ended
	March 31,
	2015	2014
Loss on warrants	$(114)	$(168)
Interest and dividend income	1,749	1,000
Accretion of interest income from debt discount on notes receivable	64	66
Out-of-period adjustment	—	1,231
Gain on long-term investment	200	—
Other expense	(3)	(3)
Other income, net	$1,896	$2,126

The out-of-period adjustment, related to a non-accrual of a receivable from Douglas Elliman in the fourth quarter of 2013 and would have increased the Company's gain on acquisition of Douglas Elliman in 2013. The Company assessed the materiality of this error on all previously issued financial statements and concluded that the error was immaterial to all previously issued financial statements. The impact of correcting this error in 2014 was not material to the Company's 2014 consolidated financial statements.

(g)	Other Current Liabilities:
Other current liabilities consists of:

	March 31, 2015	December 31, 2014
Accrued promotional expenses	$17,196	$20,191
Accrued excise and payroll taxes payable, net	20,569	23,172
Accrued interest	16,121	28,321
Other current liabilities	52,775	55,071
Total other current liabilities	$106,661	$126,755

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h)	Goodwill and Other Intangible Assets:

The components of “Goodwill and other intangible assets, net” were as follows:

	March 31, 2015	December 31, 2014
Goodwill	$70,791	$70,791

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	10,219	11,670

Total goodwill and other intangible assets, net	$268,521	$269,972

(i)	New Accounting Pronouncements:

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Company will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for the Company beginning January 1, 2016. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model specifically (1) modify the evaluation of whether limited partnership and similar legal entities are Variable Interest Entities (“VIEs”), (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those reporting periods. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

2.	INVENTORIES

Inventories consist of:

	March 31, 2015	December 31, 2014
Leaf tobacco	$59,616	$49,948
Other raw materials	3,634	3,532
Work-in-process	503	879
Finished goods	65,365	62,876
E-Cigarettes	1,555	3,079
Inventories at current cost	130,673	120,314
LIFO adjustments	(31,615)	(29,991)
	$99,058	$90,323

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At March 31, 2015, Liggett had tobacco purchase commitments of approximately $14,729 and E-Cigarettes purchase commitments of $300. The Company has a single source supply agreement for fire safe cigarette paper through 2019.

The Company capitalizes the incremental prepaid cost of the MSA in ending inventory. Each year, the Company capitalizes in inventory that portion of its MSA liability that relates to cigarettes shipped to the public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $14,814 and $14,369 at March 31, 2015 and December 31, 2014, respectively.

All of the Company's inventories at March 31, 2015 and December 31, 2014 have been reported under the LIFO method.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at March 31, 2015 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$66,278	$91,505	$(1,242)	$156,541
Mutual funds invested in fixed income securities	61,893	—	(1,439)	60,454
Marketable debt securities	130,323	5,788	(295)	135,816
Total investment securities available for sale	$258,494	$97,293	$(2,976)	$352,811

The components of investment securities available for sale at December 31, 2014 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$63,041	$92,244	$(1,093)	$154,192
Mutual funds invested in fixed income securities	61,485	—	(1,659)	59,826
Marketable debt securities	130,311	2,557	(843)	132,025
Total investment securities available for sale	$254,837	$94,801	$(3,595)	$346,043

The table below summarizes the maturity dates of marketable debt securities at March 31, 2015.

Investment Type:	Market Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$32,423	$—	$32,423	$—
Corporate securities	61,670	7,497	43,181	10,992
U.S. mortgage-backed securities	6,807	963	5,665	179
Commercial mortgage-backed securities	16,763	3,895	6,785	6,083
U.S. asset-backed securities	16,038	3,521	10,684	1,833
Index-linked U.S. bonds	2,115	—	2,115	—
Total marketable debt securities by maturity dates	$135,816	$15,876	$100,853	$19,087

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.	LONG-TERM INVESTMENTS

Long-term investments consist of the following:

	March 31, 2015	December 31, 2014
Investment partnerships	$36,540	$31,541
Real estate partnership	588	698
Long-term investments at cost	37,128	32,239

Investment partnership accounted for under the equity method	8,031	8,053
	$45,159	$40,292

Long-term investments consist of the following investments accounted for at cost:

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$36,540	$45,679	$31,541	$38,039
Real estate partnership	588	831	698	1,108
	$37,128	$46,510	$32,239	$39,147

Long-term investment partnership accounted for under the equity method:

	March 31, 2015	December 31, 2014
Investment partnership	$8,031	$8,053

The Company recorded a loss of $37 for the three months ended March 31, 2015 and equity income of $906 for the three months ended March 31, 2014 related to the investment partnership.

The carrying value of the investment was approximately $8,031 and $8,053 as of March 31, 2015 and December 31, 2014, respectively, which approximated the investment's fair value.

5. NEW VALLEY LLC
Residential Brokerage Business Acquisition. New Valley is engaged in the real estate business and is seeking to acquire additional real estate properties and operating companies. The Company owns 70.59% interest in Douglas Elliman, the condensed consolidated financial statements of the Company include the account balances of Douglas Elliman.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Investments in real estate ventures.  New Valley also holds equity investments in various real estate projects domestically and internationally. The components of “Investments in real estate ventures” were as follows:

	March 31, 2015	December 31, 2014

Milanosesto Holdings (f/k/a Sesto Holdings)	$5,037	$5,037
Land Development	5,037	5,037

10 Madison Square Park West (f/k/a 1107 Broadway)	6,384	6,384
The Marquand	12,300	12,000
11 Beach Street	12,328	12,328
20 Times Square (f/k/a 701 Seventh Avenue)	12,660	12,481
111 Murray Street	27,319	27,319
160 Leroy Street	1,599	1,467
PUBLIC Chrystie House (f/k/a Chrystie Street)	4,159	3,300
25-19 43rd Avenue	981	733
Queens Plaza (f/k/a 23-10 Queens Plaza South)	11,082	11,082
8701 Collins Avenue	6,144	6,144
125 Greenwich Street	9,308	9,308
9040 Sunset Boulevard	5,604	5,604
Condominium and Mixed Use Development	109,868	108,150

Maryland Portfolio	3,051	3,234
ST Portfolio	15,206	15,283
Apartment Buildings	18,257	18,517

Park Lane Hotel	18,633	19,341
Hotel Taiwana	8,122	7,629
Coral Beach and Tennis Club	2,817	2,816
Hotels	29,572	29,786

Plaza at Harmon Meadow	5,931	—
Commercial	5,931	—

Other	2,115	1,970

Investments in real estate ventures	$170,780	$163,460

Condominium and Mixed Use Development:
Condominium and mixed use developments investments range in ownership percentage from 5% to 49.5%. New Valley recorded equity income of $536 during the three months ended March 31, 2015, of which $300 related to New Valley's proportionate share of the Marquand’s income from the sale of two units during the quarter and $236 from Chelsea Eleven for a distribution of excess amounts held back in 2012 for final expenses of the investment. New Valley recorded equity income of $2,292 for the three months ended March 31, 2014 primarily related to the sale of a commercial unit at 10 Madison Square Park West.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

During the three months ended March 31, 2015, New Valley made capital contributions totaling $1,352 primarily related to PUBLIC Chrystie House and 25-19 43rd Avenue. During the three months ended March 31, 2014, New Valley made capital contributions totaling $4,008 related to 11 Beach Street, 111 Murray Street, PUBLIC Chrystie House and 20 Times Square. New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners. New Valley's investment percentage did not change.
During the three months ended March 31, 2015, New Valley received a distribution of $236 from its investment in Chelsea Eleven, which sold its last unit in 2012, for excess amounts held back in 2012 for final expenses of the investment. During the three months ended March 31, 2014, New Valley received distributions of $4,142 primarily related to 10 Madison Square Park West and 20 Times Square.
New Valley's maximum exposure to loss, net of non-controlling interest, as a result of its investments in condominium and mixed use developments was $109,069 at March 31, 2015.

Apartment Buildings:
Apartment buildings investments range in ownership percentage from 7.5% to 16.4%. New Valley recorded an equity loss of $48 and equity of income $53 for three months ended March 31, 2015 and 2014, respectively, primarily related to an apartment portfolio. New Valley received distributions of $212 and $125 during the three months ended March 31, 2015 and 2014, respectively, related to an apartment portfolio. New Valley's maximum exposure to loss as a result of its investment in apartment buildings was $18,257 at March 31, 2015.

Hotels:
Hotel investments range in ownership percentage from 5% to 49%. During the three months ended March 31, 2015, New Valley recorded net equity losses of $747 and $1,314 for the three months ended March 31, 2015 and 2014, respectively, related to hotel operations. New Valley made capital contributions totaling $533 for the three months ended March 31, 2015, primarily related to Coral Beach and Tennis Club. New Valley's maximum exposure to loss as a result of its investments in hotels was $29,572 at March 31, 2015.

Commercial:
Commercial ventures includes a contribution by New Valley of $5,931 for a 49% interest in a joint venture which purchased a shopping center, the Plaza at Harmon Meadow, in New Jersey at the end of March 2015. The joint venture is a variable interest entity, however, New Valley is not the primary beneficiary of the joint venture. New Valley will account for its interest in the joint venture under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investments in commercial ventures was $5,931 at March 31, 2015.

Other:
Other investments in real estate ventures relate to an investment in a mortgage company and an insurance company partially owned by Douglas Elliman.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Real Estate Held for Sale:
The components of “Real estate held for sale, net” were as follows:

	March 31, 2015	December 31, 2014
Escena, net	$10,592	$10,643
Real estate held for sale, net	$10,592	$10,643

Escena.  The assets of “Escena, net” are as follows:

	March 31, 2015	December 31, 2014
Land and land improvements	$8,953	$8,953
Building and building improvements	1,873	1,865
Other	1,569	1,568
	12,395	12,386
Less accumulated depreciation	(1,803)	(1,743)
	$10,592	$10,643

New Valley recorded an operating income of $725 and $520 for the three months ended March 31, 2015 and 2014, respectively, from Escena.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	March 31, 2015	December 31, 2014
Vector:
7.75% Senior Secured Notes due 2021, including premium of $8,968 and $9,275	$608,968	$609,275
6.75% Variable Interest Senior Convertible Note due 2015	—	25,000
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $143,661 and $146,634*	86,339	83,366
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $95,870 and $98,831*	162,880	159,919
Liggett:
Revolving credit facility	14,642	17,767
Term loan under credit facility	3,515	3,589
Equipment loans	12,249	13,966
Other	404	469
Total notes payable, long-term debt and other obligations	888,997	913,351
Less:
Current maturities	(20,864)	(52,640)
Amount due after one year	$868,133	$860,711
______________________
* The fair value of the derivatives embedded within the 6.75% Variable Interest Senior Convertible Note ($0 at March 31, 2015 and $884 at December 31, 2014, respectively), the 7.5% Variable Interest Senior Convertible Notes ($83,662 at March 31, 2015 and $87,638 at December 31, 2014, respectively) and the 5.5% Variable Interest Senior Convertible Debentures ($78,377 at March 31, 2015 and $80,864 at December 31, 2014, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

6.75% Variable Interest Senior Convertible Note due 2015 - Vector:
On February 3, 2015, the holder of the 6.75% Variable Interest Senior Convertible Note due 2015, converted the remaining $25,000 principal balance of the $50,000 Note into 2,227,552 of the Company's common shares. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $25,000.

Revolving Credit Facility and Term Loan Under Credit Facility - Liggett:

As of March 31, 2015, a total of $18,157 was outstanding under the revolving and term loan portions of the credit facility. Availability, as determined under the facility, was approximately $41,843 based on eligible collateral at March 31, 2015.

Shares of Common Stock per $1,000 Principal Amount due on Convertible Notes:

The conversion rates for all convertible debt outstanding as of March 31, 2015 are summarized below:

	March 31, 2015
	Conversion Price	Shares per $1,000

7.5% Variable Interest Senior Convertible Notes due 2019	$16.78	59.5946
5.5% Variable Interest Senior Convertible Debentures due 2020	$25.87	38.6563

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Non-Cash Interest Expense - Vector:

	Three Months Ended
	March 31,
	2015	2014
Amortization of debt discount, net	$5,627	$12,456
Amortization of deferred finance costs	966	708
Accelerated interest expense on 6.75% Variable Interest Senior Convertible Note converted	—	3,679
	$6,593	$16,843

Fair Value of Notes Payable and Long-Term Debt:

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable and long-term debt	$888,997	$1,272,253	$913,351	$1,313,711

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

7. CONTINGENCIES

Tobacco-Related Litigation:

Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). With the commencement of new cases, the defense costs and the risks relating to the unpredictability of litigation increase. The future financial impact of the risks and expenses of litigation are not quantifiable. For the three months ended March 31, 2015 and 2014, Liggett incurred tobacco product liability legal expenses and other litigation costs totaling $2,555 and $3,357, respectively.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals, Liggett has secured approximately $12,268 in bonds as of March 31, 2015.
In June 2009, Florida amended its existing bond cap statute by adding a $200,000 bond cap that applies to all Engle progeny cases in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. In several cases, plaintiffs challenged the constitutionality of the bond cap statute, but to date the courts have upheld the constitutionality of the statute. It is possible that the Company’s consolidated financial position, results of operations, and cash flows could be materially adversely affected by an unfavorable outcome of such challenges.
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
Cautionary Statement About Engle Progeny Cases. Judgments have been entered against Liggett and other industry defendants in Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. As of March 31, 2015, 21 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts. Fourteen verdicts were returned in favor of the plaintiffs and seven in favor of Liggett. Excluding the Lukacs case, which was tried in 2002, seven years before the trials of Engle progeny cases commenced, the compensatory verdicts against Liggett have ranged from $1 to $3,600. In certain cases, the judgments entered have been joint and several with other defendants. In four of the cases, punitive damages were awarded against Liggett. Except as discussed in this Note 7 regarding the cases where an adverse verdict was entered against Liggett and that remain on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members’ claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett’s past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. Liggett may, however, enter into settlement discussions in particular cases if it believes it is in its best interest to do so, including the remaining Engle progeny cases. As of March 31, 2015, Liggett (and in certain cases the Company) had, on an individual basis, settled 161 Engle progeny cases for approximately $2,205 in the aggregate. Six of those settlements occurred in the first quarter of 2015. In October 2013, Liggett announced a settlement of the claims of over 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement below).

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Individual Actions
As of March 31, 2015, there were 48 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include Engle progeny cases or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	27
New York	8
Maryland	7
Louisiana	2
West Virginia	2
Missouri	1
Ohio	1
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
Engle Progeny Settlement. In October 2013, the Company entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with approximately $61,600 paid in a lump sum and the balance to be paid in installments over 14 years, starting in February 2015. In exchange, the claims of over 4,900 plaintiffs were dismissed with prejudice against the Company and Liggett. Due to the settlement, in 2013 the Company recorded a charge of $86,213, of which $25,213 is related to certain payments discounted to their present value. The present value of the installment payments was computed using an 11% annual discount rate. The Company recorded an additional charge of $643 in the first quarter of 2015 for additional cases joining the settlement and the restructuring of certain payments related to several previously settled cases. The installment payments total approximately $48,000 on an undiscounted basis. The Company’s future payments will be approximately $3,426 per annum through 2028, with a cost of living increase beginning in 2021.
Notwithstanding the comprehensive nature of the Engle Progeny Settlement, approximately 310 plaintiffs’ claims remain outstanding. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of March 31, 2015, the following Engle progeny cases have resulted in judgments against Liggett:

Date	Case Name	County	Liggett Compensatory Damages (as adjusted) (1)	Liggett Punitive Damages	Status (2)
June 2002	Lukacs v. R.J. Reynolds	Miami-Dade	$12,418	$—	Liggett satisfied the judgment and the case is concluded.
August 2009	Campbell v. R.J. Reynolds	Escambia	156	—	Liggett satisfied the judgment and the case is concluded.
March 2010	Douglas v. R.J. Reynolds	Hillsborough	1,350	—	Liggett satisfied the judgment and the case is concluded.
April 2010	Clay v. R.J. Reynolds	Escambia	349	1,000	Liggett satisfied the judgment and the case is concluded.
April 2010	Putney v. R.J. Reynolds	Broward	3,008	—
On June 12, 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings. Plaintiff filed a motion for rehearing which was denied. Both sides sought discretionary review from the Florida Supreme Court. The appeal is stayed pending the outcome of Hess.

April 2011	Tullo v. R.J. Reynolds	Palm Beach	225	—
Affirmed by the Fourth District Court of Appeal. Discretionary review from the Florida Supreme Court was denied. Liggett satisfied the judgment and the case is concluded, other than an issue with respect to the calculation of interest on the judgment and the amount of costs owed by Liggett.

January 2012	Ward v. R.J. Reynolds	Escambia	1	—	Liggett satisfied the merits judgment and other than an issue regarding attorneys' fees, the case is concluded.
May 2012	Calloway v. R.J. Reynolds	Broward	1,947	7,600
A joint and several judgment for $16,100 was entered against R.J. Reynolds, Philip Morris, Lorillard and Liggett. On appeal to the Fourth District Court of Appeal. Oral argument is set for July 16, 2015.

December 2012	Buchanan v. R.J. Reynolds	Leon	2,035	—
A joint and several judgment for $5,500 was entered against Liggett and Philip Morris. Judgment was affirmed by the First District Court of Appeal, but the court certified an issue of conflict with another case. The defendants sought discretionary review by the Florida Supreme Court. The appeal is stayed pending the outcome of Hess.

May 2013	Cohen v. R.J. Reynolds	Palm Beach	205	—	Defendants' motion seeking a new trial was granted by the trial court. Plaintiff appealed to the Fourth District Court of Appeal.
August 2013	Rizzuto v. R.J. Reynolds	Hernando	3,479	—	Liggett settled its portion of the judgment for $1,500 and the case is concluded as to Liggett.
August 2014	Irimi v. R.J. Reynolds	Broward	—	—	Judgment was entered against Liggett for $31. In January 2015, the trial court granted defendants' motion for a new trial. Plaintiff appealed to the Fourth District Court of Appeal.
October 2014	Lambert v. R.J. Reynolds	Pinellas	3,600	9,500	A final judgment was entered against Liggett for $13,100. Liggett was the only defendant at trial. On appeal to the Second District Court of Appeal.
November 2014	Boatright v. R.J. Reynolds	Polk	—	300
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

Total Damages Awarded:			28,773	18,400
Amounts paid or compromised:			(17,978)	(1,000)
Damages remaining on Appeal:			$10,795	$17,400
(1) Compensatory damages are adjusted to reflect the jury's allocation of comparative fault. The amounts listed above do not include attorneys' fees or statutory interest.
(2) See Exhibit 99.1 for a more complete description of the cases currently on appeal.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Through March 31, 2015, Liggett paid $20,312, including interest and legal fees, to satisfy the judgments in seven Engle progeny cases (Lukacs, Campbell, Douglas, Clay, Tullo, Ward and Rizzuto).
The Company’s potential range of loss in the Putney, Calloway, Buchanan, Cohen, Lambert and Boatright cases is between $0 and $28,195 in the aggregate, plus interest and legal fees. In determining the range of loss, the Company considers potential settlements as well as future appellate relief. Except as disclosed elsewhere in this Note 7 , the Company is unable to determine a range of loss related to the remaining Engle progeny cases. No amounts have been expensed or accrued in the accompanying consolidated financial statements for the cases described above. However, as cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
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
In March 2012, in Douglas, the Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants’ federal due process rights. In March 2013, the Florida Supreme Court affirmed the use of Engle jury findings and determined that there is no violation of the defendants’ due process rights. This was the first time the Florida Supreme Court addressed the merits of an Engle progeny case. In October 2013, the United States Supreme Court declined to review the decision and Liggett satisfied the judgment. To date, the United States Supreme Court has declined to review any Engle progeny decisions.

In Hess, a case pending in Broward County, the jury returned a verdict finding that decedent relied to his detriment on an omission by the defendant before May 5, 1982 (twelve years prior to the filing of the Engle Complaint). Defendant moved for judgment as a matter of law on plaintiff’s fraudulent concealment claim on the basis that the claim was barred by Florida’s statute of repose. The trial court denied the motion and was reversed by the Fourth District Court of Appeal, which held that any Engle progeny claim for a fraud committed before May 5, 1982 is barred. In April 2015, the Florida Supreme Court reversed the Fourth District Court of Appeal decision and reinstated the jury verdict. The Florida Supreme Court held that Engle defendants cannot raise a statute of repose defense to claims for concealment or conspiracy. Defendants intend to move for rehearing.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

On April 8, 2015, in Graham v. R.J. Reynolds Tobacco Co., the Eleventh Circuit found meritorious a defense that, in Engle progeny cases, federal law impliedly preempts use of the preserved Engle findings to establish claims for strict liability or negligence.
Liggett Only Cases.  There are currently four cases pending where Liggett is the only remaining defendant. These cases consist of three Individual Actions and one Engle progeny case. The Engle progeny case is not currently set for trial. In one of the Individual Actions, Hausrath (NY state court), plaintiff moved to restore the case to the active docket calendar after it was removed by the court. The motion was granted, affirmed on appeal and remanded to the trial court for further proceedings. There has been no recent activity in the other two Individual Actions. Cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases.

Class Actions

As of March 31, 2015, there were four actions pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.

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
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action. After two mistrials, on May 15, 2013, the jury rejected all but one of the plaintiffs’ claims, finding for the plaintiffs on the claim that ventilated filter cigarettes sold between 1964 and 1969 should have included instructions on how to use them. The issue of damages was reserved for further proceedings that have not yet been scheduled. The court entered judgment in October 2013, dismissing all claims except the ventilated filter claim. The judgment was affirmed on appeal and remanded to the trial court for further proceedings. A hearing is scheduled for June 8, 2015 to address the remaining disputed issues. If the case were to proceed against Liggett as is, it is estimated that Liggett could be a defendant in less than 25 of the remaining individual cases. In April 2015, the plaintiffs filed a petition for writ of certiorari to the United States Supreme Court.

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
Health Care Cost Recovery Actions
As of March 31, 2015, there was one remaining Health Care Cost Recovery Action pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.
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
Upcoming Trials
As of March 31, 2015, there were 12 Engle progeny cases scheduled for trial through March 31, 2016, where Liggett (and/or the Company) is a named defendant. Trial dates are, however, subject to change.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 3.4% of the total cigarettes sold in the United States in 2014. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 31, 2014, Liggett and Vector Tobacco pre-paid $100,000 of their approximate $117,800 2014 MSA obligation. Liggett and Vector Tobacco paid the remaining $17,800 on April 15, 2015.
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
In December 2012, the Participating Manufacturers entered into a “term sheet” with 20 Settling States setting out terms for settlement of the NPM Adjustment for 2003 - 2012 and addressing the NPM Adjustment with respect to those states for future years. Certain of the non-settling states objected to the settlement. In March 2013, the arbitration panel entered a Stipulated Partial Settlement and Award which, among other things, overruled the objections of the non-settling states and directed the independent auditor to implement certain terms of the term sheet effective with the 2013 MSA payments. In May 2013, two additional states joined the settlement and in June 2014, another two states joined the settlement. Several non-settling states are attempting to vacate the settlement award by filing state court actions. In Idaho, a trial court denied that state’s motion to vacate, and the state appealed that denial. In Colorado, a trial court also denied that state’s motion to vacate; Colorado did not appeal. Although certain terms of the settlement were implemented by the independent auditor on April 15, 2013, no assurance can be given as to the ultimate outcome of the non-settling states’ challenges. The parties have been working towards converting the “term sheet” into a final settlement agreement.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As a result of the settlement, in the first nine months of 2013, Liggett recognized income of $6,947. Liggett received credits of $1,733 in April 2014 from these settling states related to the 2013 NPM Adjustment. The remaining NPM Adjustment accrual of $25,809 at March 31, 2015 relates to the disputed amounts Liggett withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett loses the disputes for those years. Approximately $30,100 currently remains in the disputed payments accounts relating to the 2011, 2012, 2013 and 2014 NPM Adjustment dispute with the non-settling states.
In September 2013, the panel issued its decisions with respect to the 15 states that did not enter into the Stipulated Partial Settlement and Award, finding that six states did not diligently enforce their MSA escrow statutes in 2003. As a result of this ruling Liggett recognized income of $5,987 including interest, in the third quarter of 2013. All six of the states that were found to be non-diligent filed motions in state court seeking to vacate or reduce the amount of the arbitration award. In Pennsylvania, the trial court rejected the state’s motion to vacate the award, but granted its motion to reduce the award. As a result, in April 2014, Liggett received a credit in the amount of $6,441 for the 2003 NPM Adjustment (as calculated by the independent auditor). Liggett subsequently reimbursed the six states 20% of that credit pursuant to the agreement discussed above, bringing its net recovery to $5,152, which is approximately $1,315 lower than the amount to which Liggett believes it is entitled. Subsequent to the April 15, 2014 MSA payment date, a state court in Missouri issued a ruling similar to the ruling in Pennsylvania. As such, Liggett’s 2003 NPM Adjustment credit could be reduced by an additional $521. In June 2014, Kentucky and Indiana agreed to settle the dispute. As a result, Liggett recognized income of approximately $1,400 in the second quarter of 2014. The Participating Manufacturers, including Liggett, appealed the Pennsylvania and Missouri decisions. In April 2015, the Pennsylvania decision was affirmed by the appellate court. The Participating Manufacturers are reviewing their options for further appeal. If Liggett is unsuccessful in its appeals or if other states are successful with respect to any such motions, the amount of the 2003 NPM Adjustment and any interest or earnings to which Liggett is entitled could be lower than the amounts described above and Liggett would be obligated to pay the difference.

Disputes over the NPM Adjustments for 2004-2014 remain to be arbitrated with the states that have not joined the settlement.
“Gross” v. “Net” Calculations.  In October 2004, the independent auditor notified all Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, had been re-calculated using “net” units, rather than “gross” units (which had been used since 1999). Liggett objected to this retroactive change and disputed the change in methodology.
In December 2012, the parties arbitrated the dispute. In February 2013, the arbitrators ruled that the independent auditor was precluded from recalculating Liggett’s grandfathered market share (“GFMS”) exemption. The arbitrators further ruled that, for purposes of calculating Liggett’s payment obligations, Liggett’s market share, calculated on a net basis, should be increased by a factor of 1.25%. Liggett filed a motion seeking correction of the part of the arbitrators’ decision that would require the 1.25% increase in Liggett’s market share. The states objected to Liggett’s motion.
In October 2014, the panel issued a Corrected Final Award that eliminated the 1.25% adjustment increase. The panel further determined that the independent auditor shall compute Liggett’s market share for all years after 2000 on a “net” basis, but, adjust that computation to approximate “gross” market share by using actual returned product data for each year. Liggett contends that the independent auditor's calculations regarding the implementation of the Corrected Final Award, including amounts purportedly owed by Liggett for years 2001 - 2013 are not consistent with the Corrected Final Award and Liggett has disputed them. Liggett accrued $8,500 for this matter included in non-current litigation accruals as of March 31, 2015 and December 31, 2014.
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
In 2003, as a result of a dispute with Minnesota regarding its settlement agreement, Liggett agreed to pay $100 a year in any year cigarettes manufactured by Liggett are sold in that state. The Attorneys General for Florida, Mississippi and Texas previously advised Liggett that they believed that Liggett had failed to make payments under the respective settlement agreements

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

with those states. In 2010, Liggett settled with Florida and agreed to pay $1,200 and to make further annual payments of $250 for a period of 21 years, starting in March 2011, with the payments from year 12 forward being subject to an inflation adjustment. These payments are in lieu of any other payments allegedly due to Florida. In 2012, Mississippi provided Liggett with a 60-day notice that the state intended to pursue its remedies if Liggett did not cure the alleged defaults. Liggett responded to Mississippi’s letter denying the existence of any defaults. There can be no assurance that Liggett will be able to resolve the matters with Texas and Mississippi or that Liggett will not be required to make additional payments which could adversely affect the Company’s consolidated financial position, results of operations and cash flows.
Cautionary Statement.  Management is not able to reasonably predict the outcome of the litigation pending or threatened against Liggett or the Company. Litigation is subject to many uncertainties. Liggett has been found liable in multiple Engle progeny cases and in Individual Actions, several of which were affirmed on appeal and satisfied by Liggett. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may attempt to settle particular cases if it believes it is in its best interest to do so.
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
The activity in the Company's accruals for the MSA and tobacco litigation for the three months ended March 31, 2015 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2015	$26,322	$3,149	$29,471	$25,809	$25,700	$51,509
Expenses	24,760	1,115	25,875	—	(195)	(195)
NPM Settlement adjustment	—	—	—	—	—	—
Change in MSA obligations capitalized as inventory	445	—	445	—	—	—
Payments	—	(4,295)	(4,295)	—	—	—
Reclassification from non-current liabilities	—	3,305	3,305	—	(3,305)	(3,305)
Interest on withholding	—	89	89	—	638	638
Balance as of March 31, 2015	$51,527	$3,363	$54,890	$25,809	$22,838	$48,647

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
Liggett Vector Brands entered into an agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. The agreement expires in February 2016. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. To secure its potential obligations under the agreement, Liggett Vector Brands posted a $100 letter of credit and agreed to fund up to an additional $400. In the third quarter of 2013, Liggett paid $83 for obligations under this program, and therefore, is only committed to fund an additional $317 over the letter of credit. The Company believes Liggett Vector Brands’ obligation under the agreement was immaterial at March 31, 2015.
There are several other proceedings, lawsuits and claims pending against the Company or one or more of its consolidated subsidiaries unrelated to tobacco or tobacco product liability. For instance, Douglas Elliman is subject to various types of litigation in the ordinary course of its business. Management is of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect the Company’s financial position, results of operations or cash flows.

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
The Company's income tax expense consisted of the following:

	Three Months Ended
	March 31,
	2015	2014
Income before provision for income taxes	$33,895	$6,471
Income tax expense using estimated annual effective income tax rate	12,777	2,303
Impact of discrete items, net	(98)	639
Income tax expense	$12,679	$2,942

The discrete item for the three months ended March 31, 2015 is primarily related to the rate differential in other comprehensive income and the results of a recent state income tax audit. The discrete item for the three months ended March 31, 2014 is primarily related to an increase in the blended state tax rate that resulted in the Company's revaluation of its deferred taxes and the results of a recent state income tax audit.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of March 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$148,845	$148,845	$—	$—
Certificates of deposit	3,463	—	3,463	—
Bonds	12,368	12,368	—	—
Investment securities available for sale				—
Equity securities	156,541	156,226	315	—
Mutual funds invested in fixed income securities	60,454	60,454	—	—
Fixed income securities
U.S. Government securities	32,423	—	32,423	—
Corporate securities	61,670	10,422	51,248	—
U.S. mortgage backed securities	6,807	—	6,807	—
Commercial mortgage-backed securities	16,763	—	16,763	—
U.S. asset backed securities	16,038	—	16,038	—
Index-linked U.S. bonds	2,115	—	2,115	—
Total fixed income securities	135,816	10,422	125,394	—

Warrants (1)	2,228	—	—	2,228
Total	$519,715	$388,315	$129,172	$2,228

Liabilities:
Fair value of derivatives embedded within convertible debt	$162,039	$—	$—	$162,039

(1)
Warrants are 1,000,000 warrants to purchase Ladenburg Thalmann Financial Services Inc. (“LTS”) common stock received on November 4, 2011 which were carried at $2,228 as of March 31, 2015 and are included in “Other assets.” The Company recognized a loss of $114 for the three months ended March 31, 2015 related to the change in fair value of the Warrants.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Fair Value Measurements as of December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$205,180	$205,180	$—	$—
Certificates of deposit	3,462	—	3,462	—
Bonds	4,868	4,868	—	—
Investment securities available for sale
Equity securities	154,192	153,666	526	—
Mutual funds invested in fixed income securities	59,826	59,826	—	—
Fixed income securities
U.S. Government securities	35,446	—	35,446	—
Corporate securities	56,248	7,397	48,851	—
U.S. Government and federal agency	4,770	—	4,770	—
Commercial mortgage-backed securities	16,508	—	16,508	—
U.S. asset-backed securities	16,955	—	16,955	—
Index-linked U.S. bonds	2,098	—	2,098	—
Total fixed income securities	132,025	7,397	124,628	—

Warrants (1)	2,342	—	—	2,342
Total	$561,895	$430,937	$128,616	$2,342

Liabilities:

Fair value of derivatives embedded within convertible debt	$169,386	$—	$—	$169,386

(1)
Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $2,342 as of December 31, 2014 and are included in “Other assets.” The Company recognized income of $584 for the year ended December 31, 2014 related to the change in fair value of the Warrants. The Company recognized income of $157 for the three months ended March 31, 2014.

The fair value of the Level 2 certificates of deposit are based on prices posted by the financial institutions. The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The Level 2 investment securities available for sale are based on quoted market prices of securities that are thinly traded.
The fair value of derivatives embedded within convertible debt was derived using a valuation model and have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads based upon the implied debt rate of the 5.50% Convertible Notes due 2020 to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt are presented on the Condensed Consolidated Statements of Operations.
The value of the embedded derivatives is contingent on changes in implied interest rates of the convertible debt, the Company's stock price, stock volatility as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on the Company's 2020 Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by the Company's stock price, convertible bond trading price, risk free interest rates and stock volatility.

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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at March 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	March 31, 2015	Valuation Technique	Unobservable Input	Range (Actual)

Warrant	$2,228	Option model	Stock price	$3.86
			Exercise price	$1.68
			Term (in years)	1.6
			Volatility	41.45%
			Dividend rate	—
			Risk-free return	0.70%

Fair value of derivatives embedded within convertible debt	$162,039	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$21.97
			Convertible trading price	107.25%
			Volatility	16%
			Implied credit spread	6.5% - 7.5% (7.0%)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at December 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2014	Valuation Technique	Unobservable Input	Range (Actual)

Warrants	$2,342	Option model	Stock price	$3.95
			Exercise price	$1.68
			Term (in years)	1.8
			Volatility	44.42%
			Dividend rate	—
			Risk-free return	0.70%

Fair value of derivatives embedded within convertible debt	$169,386	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$21.31
			Convertible trading price	106.8%
			Volatility	16.00%
			Implied credit spread	6.25% - 7.25% (6.75%)

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of March 31, 2015 and December 31, 2014.

10. SEGMENT INFORMATION

The Company's significant business segments for the three months ended March 31, 2015 and 2014 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of conventional cigarettes. The E-Cigarettes segment includes the operations of the Company's e-cigarette business. The Real Estate segment includes the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Indian Creek and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. As a result of the amount of operating losses of Zoom as of September 30, 2014 when compared to the remaining components of our Corporate and Other segment, we have reevaluated our operating segments and have separated our E-Cigarettes operations from the Corporate and Other segment for previously reported as of and for the three months ended March 31, 2014. Thus, prior period information has been recast to conform to the current presentation. This change did not have an impact to the Company's historical consolidated results.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company's operations before taxes for the three months ended March 31, 2015 and 2014 follows:

				Real	Corporate
	Tobacco		E-Cigarettes	Estate	and Other	Total
Three months ended March 31, 2015
Revenues	$228,085		$419	$132,256	$—	$360,760
Operating income (loss)	49,670	(1)	(3,164)	2,151	(4,702)	43,955
Equity income from real estate ventures	—		—	338	—	338
Identifiable assets	453,484		4,973	502,654	589,812	1,550,923
Depreciation and amortization	2,936		—	2,908	437	6,281
Capital expenditures	956		—	2,200	—	3,156

Three months ended March 31, 2014
Revenues	$233,392		$5,800	$108,044	$—	$347,236
Operating income (loss)	42,896	(2)	(425)	4,744	(4,493)	42,722
Equity income from real estate ventures	—		—	1,552	—	1,552
Identifiable assets	454,452		16,606	429,887	558,300	1,459,245
Depreciation and amortization	2,493		—	4,347	252	7,092
Capital expenditures	4,551		—	1,873	—	6,424

(1) Operating income includes $843 of litigation judgment expense.
(2) Operating income includes $1,500 of litigation judgment expense.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to Securities and Exchange Commission Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Each of the subsidiary guarantors are 100% owned, directly or indirectly, by the Company, and all guarantees are joint and several and subject to certain automatic release provisions. Relief from the financial statement requirements under Rule 3-10 is being provided because the Company's guarantee release provisions are considered customary. Such release provisions are as follows:

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
At March 31, 2015, management believed that the Company was in compliance with all covenants under the indentures of the 7.75% Senior Secured Notes.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		March 31, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$155,176	$26,104	$89,292	$—	$270,572
Investment securities available for sale	286,256	66,555	—	—	352,811
Accounts receivable - trade, net	—	12,633	5,459	—	18,092
Intercompany receivables	894	10	—	(904)	—
Inventories	—	99,058	—	—	99,058
Deferred income taxes	23,429	4,628	—	—	28,057
Income taxes receivable, net	20,738	—	—	(13,937)	6,801
Restricted assets	—	807	1,414	—	2,221
Other current assets	876	7,760	34,753	—	43,389
Total current assets	487,369	217,555	130,918	(14,841)	821,001
Property, plant and equipment, net	2,411	58,967	20,915	—	82,293
Real estate held for sale, net	—	—	10,592	—	10,592
Long-term investments accounted for at cost	36,540	—	588	—	37,128
Long-term investments accounted for under the equity method	8,031	—	—	—	8,031
Investments in real estate ventures	—	—	170,780	—	170,780
Investments in consolidated subsidiaries	511,101	—	—	(511,101)	—
Restricted assets	1,708	17,612	—	—	19,320
Deferred income taxes	36,170	7,806	5,619	—	49,595
Goodwill and other intangible assets, net	—	107,511	161,010	—	268,521
Prepaid pension costs	—	25,833	—	—	25,833
Other assets	44,004	11,548	2,277	—	57,829
Total assets	$1,127,334	$446,832	$502,699	$(525,942)	$1,550,923
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$20,520	$344	$—	$20,864
Current portion of fair value of derivatives embedded within convertible debt	—	—	—	—	—
Current portion of employee benefits	—	931	—	—	931
Accounts payable	1,088	6,382	7,289	—	14,759
Intercompany payables	—	—	904	(904)	—
Accrued promotional expenses	—	17,196	—	—	17,196
Income taxes payable, net	—	15,458	232	(13,937)	1,753
Accrued excise and payroll taxes payable, net	—	20,561	8	—	20,569
Litigation accruals and current payments due under the Master Settlement Agreement	—	54,890	—	—	54,890
Deferred income taxes	43,630	14,969	—	—	58,599
Accrued interest	16,121	—	—	—	16,121
Other current liabilities	4,298	11,246	22,472	—	38,016
Total current liabilities	65,137	162,153	31,249	(14,841)	243,698
Notes payable, long-term debt and other obligations, less current portion	858,187	9,927	19	—	868,133
Fair value of derivatives embedded within convertible debt	162,039	—	—	—	162,039
Non-current employee benefits	33,112	16,392	—	—	49,504
Deferred income taxes	61,031	41,414	44,687	—	147,132
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	887	48,881	4,303	—	54,071
Total liabilities	1,180,393	278,767	80,258	(14,841)	1,524,577
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(53,059)	168,065	343,036	(511,101)	(53,059)
Non-controlling interest	—	—	79,405	—	79,405
Total stockholders' (deficiency) equity	(53,059)	168,065	422,441	(511,101)	26,346
Total liabilities and stockholders' equity	$1,127,334	$446,832	$502,699	$(525,942)	$1,550,923

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$211,751	$9,724	$104,890	$—	$326,365
Investment securities available for sale	278,010	68,033	—	—	346,043
Accounts receivable - trade, net	—	18,024	5,304	—	23,328
Intercompany receivables	795	267	—	(1,062)	—
Inventories	—	90,323	—	—	90,323
Deferred income taxes	24,541	4,651	—	—	29,192
Income taxes receivable, net	1,055	463	21	1,743	3,282
Restricted assets	—	1,181	1,414	—	2,595
Other current assets	899	9,133	26,686	—	36,718
Total current assets	517,051	201,799	138,315	681	857,846
Property, plant and equipment, net	2,648	61,149	20,315	—	84,112
Real estate held for sale, net	—	—	10,643	—	10,643
Long-term investments accounted for at cost	31,541	—	698	—	32,239
Long-term investments accounted for under the equity method	8,053	—	—	—	8,053
Investments in real estate ventures	—	—	163,460	—	163,460
Investments in consolidated subsidiaries	518,963	—	—	(518,963)	—
Restricted assets	1,707	10,306	—	—	12,013
Deferred income taxes	37,117	8,393	5,619	—	51,129
Goodwill and other intangible assets, net	—	107,511	162,461	—	269,972
Prepaid pension costs	—	25,032	—	—	25,032
Other assets	45,904	10,743	2,246	—	58,893
Total assets	$1,162,984	$424,933	$503,757	$(518,282)	$1,573,392
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$25,000	$27,248	$392	$—	$52,640
Current portion of fair value of derivatives embedded within convertible debt	884	—	—	—	884
Current portion of employee benefits	—	931	—	—	931
Accounts payable	1,295	2,676	6,885	—	10,856
Intercompany payables	—	—	1,062	(1,062)	—
Accrued promotional expenses	—	20,191	—	—	20,191
Income taxes payable, net	—	—	—	1,743	1,743
Accrued excise and payroll taxes payable, net	—	23,172	—	—	23,172
Litigation accruals and current payments due under the Master Settlement Agreement	—	29,471	—	—	29,471
Deferred income taxes	41,993	15,678	—	—	57,671
Accrued interest	28,321	—	—	—	28,321
Other current liabilities	7,037	12,638	24,540	—	44,215
Total current liabilities	104,530	132,005	32,879	681	270,095
Notes payable, long-term debt and other obligations, less current portion	852,560	8,120	31	—	860,711
Fair value of derivatives embedded within convertible debt	168,502	—	—	—	168,502
Non-current employee benefits	32,842	16,472	—	—	49,314
Deferred income taxes	60,656	40,694	44,289	—	145,639
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	921	51,775	4,383	—	57,079
Total liabilities	1,220,011	249,066	81,582	681	1,551,340
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(57,027)	175,867	343,096	(518,963)	(57,027)
Non-controlling interest	—	—	79,079	—	79,079
Total stockholders' (deficiency) equity	(57,027)	175,867	422,175	(518,963)	22,052
Total liabilities and stockholders' equity	$1,162,984	$424,933	$503,757	$(518,282)	$1,573,392

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$228,623	$132,256	$(119)	$360,760
Expenses:
Cost of sales	—	157,660	84,358	—	242,018
Operating, selling, administrative and general expenses	6,957	21,337	45,769	(119)	73,944
Litigation settlement and judgment expense	—	843	—	—	843
Management fee expense	—	2,562	—	(2,562)	—
Operating (loss) income	(6,957)	46,221	2,129	2,562	43,955
Other income (expenses):
Interest expense	(30,754)	(991)	(1)	—	(31,746)
Change in fair value of derivatives embedded within convertible debt	6,460	—	—	—	6,460
Equity income from real estate ventures	—	—	338	—	338
Equity loss on long-term investments	(37)	—	—	—	(37)
(Loss) gain on sale of investment securities available for sale	(146)	13,175	—	—	13,029
Equity income in consolidated subsidiaries	35,994	—	—	(35,994)	—
Management fee income	2,562	—	—	(2,562)	—
Other, net	1,024	320	552	—	1,896
Income before provision for income taxes	8,146	58,725	3,018	(35,994)	33,895
Income tax benefit (expense)	12,810	(24,181)	(1,308)	—	(12,679)
Net income	20,956	34,544	1,710	(35,994)	21,216
Net income attributed to non-controlling interest	—	—	(260)	—	(260)
Net income attributed to Vector Group Ltd.	20,956	34,544	1,450	(35,994)	20,956
Comprehensive income attributed to non-controlling interest	—	—	(260)	—	(260)
Comprehensive income attributed to Vector Group Ltd.	$22,955	$33,656	$1,450	$(35,106)	$22,955

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2014
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$239,192	$108,044	$—	$347,236
Expenses:
Cost of sales	—	171,713	67,324	—	239,037
Operating, selling, administrative and general expenses	6,283	21,685	36,009	—	63,977
Litigation judgment expense	—	1,500			1,500
Management fee expense	—	2,467	—	(2,467)	—
Operating (loss) income	(6,283)	41,827	4,711	2,467	42,722
Other income (expenses):
Interest expense	(34,782)	(955)	(34)	318	(35,453)
Change in fair value of derivatives embedded within convertible debt	(1,650)	—	—	—	(1,650)
Acceleration of interest expense related to debt conversion	(3,679)	—	—	—	(3,679)
Equity income from real estate ventures	—	—	1,552	—	1,552
Loss on sale of investment securities available for sale	(53)	—	—	—	(53)
Equity income on long-term investments	906	—	—	—	906
Equity income in consolidated subsidiaries	28,667	—	—	(28,667)	—
Management fee income	2,467	—	—	(2,467)	—
Other, net	698	260	1,486	(318)	2,126
(Loss) income before provision for income taxes	(13,709)	41,132	7,715	(28,667)	6,471
Income tax benefit (expense)	17,238	(16,639)	(3,541)	—	(2,942)
Net income	3,529	24,493	4,174	(28,667)	3,529
Comprehensive income attributed to non-controlling interest	—	—	(949)	—	(949)
Comprehensive income attributed to Vector Group Ltd.	$7,888	$25,195	$3,225	$(28,420)	$7,888

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash (used in) provided by operating activities	$(1,451)	$58,885	$(4,122)	$(45,484)	$7,828
Cash flows from investing activities:
Sale of investment securities	61,123	14,415	—	—	75,538
Purchase of investment securities	(66,152)	(1,476)	—	—	(67,628)
Proceeds from sale or liquidation of long-term investments	—	—	110	—	110
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in real estate ventures	—	—	(7,816)	—	(7,816)
Increase in cash surrender value of life insurance policies	(558)	(48)	—	—	(606)
Increase in restricted assets	(1)	(6,932)	—	—	(6,933)
Investments in subsidiaries	(1,969)	—	—	1,969	—
Proceeds from sale of fixed assets	—	3	—	—	3
Capital expenditures	—	(956)	(2,200)	—	(3,156)
Repayments of notes receivable	1,106	—	—	—	1,106
Pay downs of investment securities	1,594	—	—	—	1,594
Net cash (used in) provided by investing activities	(9,857)	5,006	(9,906)	1,969	(12,788)
Cash flows from financing activities:
Deferred financing costs	—	(585)	—	—	(585)
Repayments of debt	—	(1,797)	(60)	—	(1,857)
Borrowings under revolver	—	107,668	—	—	107,668
Repayments on revolver	—	(110,792)	—	—	(110,792)
Capital contributions received	—	1,950	19	(1,969)	—
Intercompany dividends paid	—	(43,955)	(1,529)	45,484	—
Dividends and distributions on common stock	(46,350)	—	—	—	(46,350)
Proceeds from exercise of Vector options	809	—	—	—	809
Tax benefit of options exercised	274	—	—	—	274
Net cash used in financing activities	(45,267)	(47,511)	(1,570)	43,515	(50,833)
Net (decrease) increase in cash and cash equivalents	(56,575)	16,380	(15,598)	—	(55,793)
Cash and cash equivalents, beginning of period	211,751	9,724	104,890	—	326,365
Cash and cash equivalents, end of period	$155,176	$26,104	$89,292	$—	$270,572

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash (used in) provided by operating activities	$(36,859)	$1,776	$1,880	$(5,881)	$(39,084)
Cash flows from investing activities:
Sale of investment securities	35,009	—	—	—	35,009
Purchase of investment securities	(36,763)	—	—	—	(36,763)
Purchase of long-term investments	(1,000)	—	—	—	(1,000)
Investments in real estate ventures	—	—	(4,068)	—	(4,068)
Distributions from investment in real estate ventures	—	—	2,575	—	2,575
Increase in cash surrender value of life insurance policies	—	(47)	—	—	(47)
Decrease (increase) in restricted assets	300	(1)	(689)	—	(390)
Issuance of notes receivable	(35,000)	—	—	35,000	—
Repayments of notes receivable	10,933	—	—	(10,000)	933
Investments in subsidiaries	(7,081)	—	—	7,081	—
Capital expenditures	—	(4,551)	(1,873)	—	(6,424)
Net cash used in investing activities	(33,602)	(4,599)	(4,055)	32,081	(10,175)
Cash flows from financing activities:
Proceeds from issuance of debt	258,750	36,758	—	(35,000)	260,508
Deferred financing costs	(8,210)	—	—	—	(8,210)
Repayments of debt	—	(12,120)	(95)	10,000	(2,215)
Borrowings under revolver	—	196,842	—	—	196,842
Repayments on revolver	—	(211,520)	—	—	(211,520)
Capital contributions received	—	350	6,731	(7,081)	—
Intercompany dividends paid	—	—	(5,881)	5,881	—
Dividends and distributions on common stock	(40,865)	—	—	—	(40,865)
Proceeds from exercise of Vector options	1,385	—	—	—	1,385
Tax benefits from of options exercised	344	—	—	—	344
Net cash provided by financing activities	211,404	10,310	755	(26,200)	196,269
Net increase (decrease) in cash and cash equivalents	140,943	7,487	(1,420)	—	147,010
Cash and cash equivalents, beginning of period	151,342	11,812	71,312	—	234,466
Cash and cash equivalents, end of period	$292,285	$19,299	$69,892	$—	$381,476

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management's perspective. Our MD&A is divided into the following sections:
•Overview and Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2014 and Notes thereto, included in our 2014 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of and for the quarterly period ended March 31, 2015.

Overview
We are a holding company and are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC (“Liggett”) and Vector Tobacco Inc. (“Vector Tobacco”) subsidiaries,

•	the sale of electronic cigarettes (“e-cigarettes”) in the United States through our Zoom E-Cigs LLC (“Zoom”) subsidiary, and

•
the real estate business through our New Valley LLC ("New Valley") subsidiary, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 70.59% of Douglas Elliman Realty, LLC (“Douglas Elliman Realty”), which operates the largest residential brokerage company in the New York metropolitan area.

Zoom entered the United States e-cigarette market in limited retail distribution outlets in 2013. Zoom’s operations are included in our “E-Cigarettes” reporting segment. Our exposure to Zoom, as of March 31, 2015, was approximately $4,973, which was primarily comprised of Zoom's inventory.

Recent Developments

Liggett Credit Facility. On January 14, 2015, our subsidiaries, Liggett and 100 Maple LLC (“Maple”), entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of January 14, 2015, with Wells Fargo Bank, National Association (“Wells Fargo”), as agent and lender. The Credit Agreement governs a $60,000 credit facility (the “Credit Facility”) that consists of a revolving credit facility of up to $60,000 borrowing capacity (the “Revolver”) and a $3,600 term loan (the “Term Loan”) that is within the $60,000 commitment under the Credit Facility and reduces the amount available under the Revolver. All borrowings under the Credit Facility (other than the Term Loan) are limited to a borrowing base equal to roughly (1) the lesser of (a) 85% of the net amount of eligible accounts receivable and (b) $10,000 plus (2) the lesser of (a) the sum of (I) 80% of the value of eligible inventory consisting of packaged cigarettes plus (II) the lesser of (x) 60% multiplied by Liggett’s eligible cost of eligible inventory consisting of leaf tobacco and (y) 85% of the net orderly liquidation value of eligible inventory consisting of leaf tobacco and (b) $60,000, less (3) certain reserves against accounts receivable, inventory, bank products or other items which Wells Fargo, as agent, may establish from time to time in its permitted discretion. The obligations under the Credit Facility are secured on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens. The Credit Facility amended and restated Liggett’s existing $50,000 credit facility with Wells Fargo and Maple’s existing $3,600 term loan with Wells Fargo. The term of the Credit Facility expires on March 31, 2020. Prime rate loans under the Credit Facility bear interest at a rate equal to the greatest of (i) the Federal Funds rate plus 0.50%, (ii) LIBOR plus 1.0% and (ii) the prime rate of Wells Fargo. LIBOR rate loans under the Credit Facility bear interest at a rate equal to LIBOR plus 2.25%. Monthly principal payments of $25 are due under the Term Loan on the first day of each month with the unpaid principal balance due at maturity on March 31, 2020. The

Credit Facility contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Credit Facility also requires us to comply with specified financial covenants, including that Liggett's earnings before interest, taxes, depreciation and amortization, as defined under the Credit Facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett's excess availability, as defined under the Credit Facility, is less than $20,000. The covenants also require that annual capital expenditures, as defined under the Credit Facility (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Facility also contains customary events of default.
Vector 6.75% Variable Interest Senior Convertible Note due 2015. In February 2015, the holder of the 6.75% Variable Interest Senior Convertible Note due 2015, converted the remaining $25,000 principal balance of the Note into 2,227,552 of our common shares.

Recent Developments in Smoking-Related Litigation

There are no material changes from the Recent Developments in Smoking-Related Litigation set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2014. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2014. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

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

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three months ended March 31, 2015 and 2014 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The E-Cigarettes segment includes the operations of Zoom. The Real Estate segment includes our investment in New Valley LLC, which includes Douglas Elliman, Escena, Indian Creek and investments in real estate ventures. As a result of the amount of operating losses of Zoom as of September 30, 2014 when compared to the remaining components of our Corporate and Other segment, we have reevaluated our operating segments and have separated our E-Cigarettes operations from the Corporate and Other segment for previously reported for the three months ended March 31, 2014. Thus, prior period information has been recast to conform to the current presentation. This change did not have an impact to the Company's historical consolidated results.

	Three Months Ended
	March 31,
	2015		2014
Revenues:
Tobacco	$228,085		$233,392
E-Cigarettes	419		5,800
Real Estate	132,256		108,044
Total revenues	$360,760		$347,236
Operating income (loss):
Tobacco	$49,670	(1)	$42,896	(2)
E-Cigarettes	(3,164)		(425)
Real Estate	2,151		4,744
Corporate and Other	(4,702)		(4,493)
Total operating income	$43,955		$42,722
____________________

(1) Operating income includes $843 of litigation judgment expense.
(2) Operating income includes $1,500 of litigation judgment expense.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues. Total revenues were $360,760 for the three months ended March 31, 2015 compared to $347,236 for the three months ended March 31, 2014. The $13,524 (3.9%) increase in revenues was due to an increase in Real Estate revenues of $24,212 primarily related to Douglas Elliman revenues, offset by a $5,381 decrease in E-Cigarettes revenues associated with the Zoom brand and a $5,307 decrease in Tobacco revenues.
Cost of Sales. Total cost of sales were $242,018 for the three months ended March 31, 2015 compared to $239,037 for the three months ended March 31, 2014. The $2,981 (1.2%) increase in cost of sales was due to an increase in Real Estate cost of sales of $17,034 related to the Douglas Elliman real estate commissions expense, offset by a $2,917 decline in E-Cigarettes cost of sales and a $11,136 decline in Tobacco cost of sales.
Expenses. Operating, selling, general and administrative expenses were $73,944 for the three months ended March 31, 2015 compared to $63,977 for the same period last year. This was an increase of $9,967 (15.6%) of which $9,446 was related to the operating, selling and administrative expenses of Real Estate, $274 was related to E-Cigarettes and $534 to Corporate and Other expenses. This was offset by a decline in Tobacco operating, selling and administrative expenses of $287.
Operating income . Operating income was $43,955 for the three months ended March 31, 2015 compared to $42,722 for the same period last year, an increase of $1,233 (2.9%). Tobacco operating income increased by $6,774. This was offset by a $2,593 decline in Real Estate operating income, a $2,739 increase in operating losses related to E-Cigarettes and a $209 increase in Corporate and Other expenses.
Other income (expenses). Other expenses were $10,060 and $36,251 for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, other expenses primarily consisted of interest expense of $31,746 and an equity loss on long-term investments of $37. This was offset by a gain on sale of investment securities available for sale of $13,029, income of $6,460 from changes in fair value of derivatives embedded within convertible debt, equity income on real estate ventures of $338 and interest and other income of $1,896. For the three months ended March 31, 2014, other expenses primarily consisted of interest expense of $35,453, acceleration of interest expense related to the debt conversion of the 6.75% Variable Interest Senior Convertible Note of $3,679, expense of $1,650 from changes in fair value of derivatives embedded within convertible debt and a loss on sale of investment securities available for sale of $53. The increase in interest expense in 2014 was primarily attributable to higher average debt balances. This was offset by equity income on non-consolidated real estate businesses of $1,552, equity income on long-term investments of $906 and interest and other income of $2,126.

Income before provision for income taxes. Income before income taxes was $33,895 and $6,471 for the three months ended March 31, 2015 and 2014, respectively. The increase is attributable to the items discussed above.
Income tax expense. Income tax expense was $12,679 and $2,942 for the three months ended March 31, 2015 and 2014, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the three months ended March 31, 2015, our income tax expense was decreased by $98 due primarily to the rate differential in other comprehensive income and the results of a recent state income tax audit.
Tobacco.
Tobacco Revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.60 per carton in May 2014 and $0.70 per carton in November 2014.
All of our Tobacco sales were in the discount category in 2015 and 2014. For the three months ended March 31, 2015, tobacco revenues were $228,085 compared to $233,392 for the three months ended March 31, 2014. Revenues declined by $5,307 (2.3%) due to a decline in sales volume of $14,421 (approximately 100.4 million units), offset by a favorable price variance of $9,114.
Tobacco Cost of Sales. Our Tobacco cost of sales declined from $168,166 for the three months ended March 31, 2014 to $157,030 for the three months ended March 31, 2015. The major components of our Tobacco cost of sales are as follows:

	Three Months Ended
	March 31,
	2015	2014

Manufacturing overhead, raw materials and labor	$29,662	$29,268
Federal Excise Taxes, net	97,359	102,413
Tobacco quota buyout expense (1)	—	7,350
FDA expense	5,249	4,592
MSA expense, net of market share exemption	24,760	24,543
Total cost of sales	$157,030	$168,166

(1)	The quarterly assessments due under the Fair and Equitable Tobacco Reform Act (shown as Tobacco quota buyout expense above) expired at the end of 2014.

Tobacco Gross profit was $71,055 for the three months ended March 31, 2015 compared to $65,226 for the three months ended March 31, 2014. The $5,829 (8.9%) increase was due to higher margins associated with the absence of the tobacco quota buy out expense and price increases primarily on the PYRAMID brand, partially offset by increased manufacturing, MSA and FDA unit costs. As a percentage of revenues, Tobacco gross profit was 54.4% in the 2015 period and 49.8% in the 2014 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $20,543 for the three months ended March 31, 2015 compared to $20,830 for the three months ended March 31, 2014. The decline in expenses primarily relates to lower legal expenses as a result of less litigation and lower sales and marketing expenses due to timing of expenses. Tobacco product liability legal expenses were $2,555 and $3,357 for the three months ended March 31, 2015 and 2014, respectively.
Tobacco operating income. Tobacco operating income was $49,670 for the three months ended March 31, 2015 compared to $42,896 for the same period last year. The Tobacco operating income increase of $6,774 was due to higher margins associated with price increases primarily on the PYRAMID brand and the absence of the tobacco quota buy out expense, partially offset by increased manufacturing MSA and FDA unit costs.
E-Cigarettes.
Zoom E-Cigs LLC entered the United States e-cigarette market in January 2014 with the national rollout of our Zoom e-cigarette brand as part of a plan to minimize expense and risk. We have seen significant changes in the e-cigarette market over the past year with apparent declines in the sales of disposable and rechargeable e-cigarettes while open system vapor products that feature refillable tanks and use low-cost flavored liquids have demonstrated mixed results. Additionally, we believe uncertainties exist related to the regulation of e-cigarettes, including open system vapor products. Given this backdrop, our primary focus on e-cigarettes is to stay prepared to pursue opportunities if they occur.

E-Cigarettes revenues were $419 for the three months ended March 31, 2015 compared to $5,800 for three months ended March 31, 2014. Because the national launch of Zoom occurred during the first quarter of 2014, revenues during that quarter were significantly higher than in subsequent quarters as wholesalers and retailers ordered the inventory necessary to meet anticipated demand. Revenues declined by $5,381 due to lower sales volume of $4,742 and increased promotional spending of $639.
Our E-Cigarettes cost of sales were $630 for the three months ended March 31, 2015 compared to $3,547 for the three months ended March 31, 2014. Cost of sales decreased by $2,917 due to lower sales volumes.
E-Cigarettes operating, selling, general and administrative expenses were $2,952 and $2,678 for the three months ended March 31, 2015 and 2014, respectively. The increase was due to additional selling and administrative costs in 2015 associated with marketing and promotions activity. E-Cigarettes operating losses were $3,164 and $425 for the three months ended March 31, 2015 and 2014, respectively.
Real Estate.
Real Estate Revenues. Real Estate revenues were $132,256 and $108,044 for the three months ended ended March 31, 2015 and 2014, respectively. Real Estate revenues increased by $24,212 (22.4%), of which $23,770 related to Douglas Elliman's Commission and other brokerage income.
Real Estate revenues and cost of sales for the three months ended ended March 31, 2015 were as follows:

	Three Months Ended
	March 31,
	2015	2014
Real Estate Revenues:
Commission and other brokerage income	$121,706	$97,936
Property management income	7,213	7,317
Title fees	828	605
Sales on facilities primarily from Escena	2,345	2,186
Other	164	—
Total real estate revenues	$132,256	$108,044

Real Estate Cost of Sales:
Commission and other brokerage income	$83,097	$66,066
Cost of sales on facilities primarily from Escena	1,121	1,176
Title fees	140	82
Total real estate cost of sales	$84,358	$67,324
Brokerage Cost of sales. Douglas Elliman commission cost of sales increased by $17,031 increased due to higher unit sales closed.
Real Estate expenses. Real estate operating, selling, general and administrative expenses were $45,747 and $36,301 for the three months ended March 31, 2015 and 2014, respectively. The increase of $9,446 primarily related to an increases of expenses at Douglas Elliman related to its strategic investments fueled by its expansion into new markets, its development marketing division and increased advertising and marketing expenses to strengthen the long-term value of the Douglas Elliman brand name.
Real Estate operating income . The real estate segment had operating income of $2,151 and $4,744 for the three months ended March 31, 2015 and 2014, respectively. The decrease in operating income of $2,593 was primarily related to an increase in operating expenses at the Douglas Elliman operations offset by an increase in gross profit at Douglas Elliman.

Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $4,702 for the three months ended March 31, 2015 compared to $4,493 for the same period in 2014. The increase was primarily due to increased non-cash compensation expense for the three months ended March 31, 2015.

Summary of Real Estate Investments
We own, and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our current real estate investments primarily include the following projects as of March 31, 2015:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned	Net Amount Invested	Earnings (Losses)	Carrying Value as of March 31, 2015	Future Capital Commit- ments from New Valley (1)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Projected Construction Start Date	Projected Construction End Date

Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	N/A	N/A	$10,592	$—	450	Acres			667 450	R Lots H	N/A	N/A
Real estate held for sale, net						$10,592	$—

10 Madison Square Park West (f/k/a 1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$4,130	$2,254	$6,384	—	260,000	SF	17,000	SF	124	R	August 2012	February 2016
The Marquand	Upper East Side, Manhattan, NY	December 2011	18.0%	12,000	300	12,300	—	87,887	SF	—		29	R	June 2012	August 2015
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	12,328	—	12,328	—	97,090	SF	—		27	R	May 2014	July 2016
20 Times Square (f/k/a 701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	11.5%	12,481	—	12,660	—	280,000	SF	80,000	SF	452	H	September 2013	September 2017
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	25.0%	27,319	—	27,319	—	320,000	SF	TBD		139	R	September 2014	March 2018
160 Leroy Street (2)	West Greenwich Village, Manhattan, NY	March 2013	5.0%	1,467	—	1,599	—	130,137	SF	—		30 to 50	R	July 2015	March 2018
PUBLIC Chrystie House (f/k/a Chrystie Street)	Lower East Side, Manhattan, NY	December 2012	18.4%	3,300	—	4,159	—	217,000	SF	43,000	SF	11 367	R H	June 2014	February 2017
25-19 43rd Avenue	Long Island City, NY	May 2014	9.9%	733	—	981		87,000	SF	—		86	R	September 2014	December 2016
Queens Plaza (f/k/a 23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	11,082	—	11,082	—	472,574	SF	—		391	R	March 2014	April 2016
8701 Collins Avenue	Miami Beach, FL	December 2013	15.0%	6,144	—	6,144	—	262,000	SF	TBD		TBD		October 2015	August 2017
125 Greenwich Street (2)	Financial District, Manhattan, NY	August 2014	10.4%	9,308	—	9,308	—	359,000	SF	TBD		TBD	R	March 2015	TBD
9040 Sunset Boulevard	West Hollywood, CA	October 2014	48.5%	5,604	—	5,604	—	295,000	SF	TBD		20 190	R H	May 2015	April 2018
Condominium and Mixed Use Development				$105,896	$2,554	$109,868	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.5%	$3,696	$(462)	$3,051	—	N/A		N/A		5,517	R	N/A	N/A
ST Portfolio	Houston, TX; Phoenix, AZ; and Stamford, CT	November 2013	16.4%	15,672	(389)	15,206	—	1,018,404	SF	24,987	SF	761	R	N/A	N/A
Apartment Buildings				$19,368	$(851)	$18,257	$—

Park Lane Hotel	Central Park South, Manhattan, NY	November 2013	5.0%	$21,800	$(2,459)	$18,633	—	445,600	SF	—		628	H	N/A	N/A
Hotel Taiwana	St. Barthelemy, French West Indies	October 2011	17.0%	7,942	(313)	8,122	—	61,300	SF	4,300	SF	22	H	N/A	N/A
Coral Beach	Coral Beach, Bermuda	December 2013	49.0%	4,181	(1,365)	2,817	—	52	Acres	—		87	H	N/A	N/A
Hotels				$33,923	$(4,137)	$29,572	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$5,931	$—	$5,931	—	—	—	217,613	SF	—	—	N/A	N /A
Commercial				$5,931	$—	$5,931

Milanosesto Holdings (f/n/a Sesto Holdings)	Milan, Italy	October 2010	7.2%	$5,037	$—	$5,037	—	322	Acres	TBD		TBD		2014	2024
Land Development				$5,037	$—	$5,037	$—

(1) This column only represents capital commitments required under the various joint venture agreements. However, many of the operating agreements provide for the operating partner to call capital. If a joint venture partner, such as New Valley, declines to fund the capital call, then the partner’s ownership percentage could either be diluted or, in some situations, the character of a funding member’s contribution would be converted from a capital contribution to a member loan.

(2) Carrying value as of March 31, 2015, includes non-controlling interest of $799 and $2,000, respectively.

N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots
Other investments in real estate ventures relate to an investment in a mortgage company and an insurance company by Douglas Elliman with a carrying value of $2,115 as of March 31, 2015.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $55,793 for the three months ended March 31, 2015 and increased by $147,010 for the three months ended March 31, 2014.
Cash provided from operations was $7,828 for the three months ended March 31, 2015 compared to cash used in operations of $39,084 for the three months ended March 31, 2014. The change primarily related to increased operating income and the absence of payments for the Engle progeny settlement payment in the 2015 period, offset by increased cash interest payments and income taxes in the same period.
Cash used in investing activities was $12,788 and $10,175 for the three months ended March 31, 2015 and 2014, respectively. In the first three months of 2015, cash used in investing activities was for the purchase of investment securities of $67,628, investment in real estate ventures of $7,816, purchase of long-term investments of $5,000, capital expenditures of $3,156, an increase in non-current restricted assets of $6,933 and an increase in cash surrender value of corporate-owned life insurance policies of $606. This was offset by the sale of investment securities of $75,538, proceeds from the liquidation of long-term investments of $110, collections of notes receivable of $1,106, pay-downs of investment securities of $1,594 and proceeds from the sale of fixed assets of $3. In the first three months of 2014, cash used in investing activities was for the purchase of investment securities of $36,763, investment in real estate ventures of $4,068, capital expenditures of $6,424, purchase of long-term investments of $1,000, an increase in non-current restricted assets of $390 and an increase in cash surrender value of corporate-owned life insurance policies of $47. This was offset by the sale of investment securities of $35,009, distributions from real estate ventures of $2,575 and collections of notes receivable of $933.
Our investment philosophy is to maximize return on investments using a reasonable expectation for return. For example, we expect our investment returns to exceed the comparable return on cash or short-term U.S. Treasury Bills when investing in equity and debt securities and more than our weighted average cost of capital when investing in non-consolidated real estate businesses and capital expenditures. In accordance with this philosophy, our investing activities increased in 2014 and we will continue to monitor our investment philosophy in the future.
Cash used in financing activities was $50,833 for the three months ended March 31, 2015 compared to cash provided by financing activities of $196,269 for the three months ended March 31, 2014. In the first three months of 2015, cash was used for the distributions on common stock of $46,350, payment of deferred financing costs of $585, repayment of debt of $1,857 and net repayments of debt under the revolver of $3,124. This was offset by proceeds from the exercise of Vector options of $809 and the tax benefit of options exercised of $274. In the first three months of 2014, cash was provided by proceeds from issuance of debt of $260,508, proceeds from the exercise of Vector options of $1,385 and tax benefit of options exercised of $344. This was offset by the repayment of debt of $2,215, distributions on common stock of $40,865, net repayments of debt under the revolver of $14,678 and deferred financing costs of $8,210.
In recent years, we have taken advantage of historically low interest rates and lowered our weighted average cost of capital by issuing debt at lower interest rates than our historical borrowing levels. We will continue to evaluate current market conditions related to our capital structure. For example, based on quoted market prices, our 7.75% Senior Secured Notes were yielding approximately 5.9% on a “yield to worst” basis, or approximately 4.5% more than the comparable U.S. Treasury Bond at March 31, 2015. The Company is able to redeem such bonds at price of 105.813% beginning on February 15, 2016. The redemption price declines to 103.875% on February 15, 2017, 101.938% on February 15, 2018 and 100% on February 15, 2019.We have no current intentions or plans to undertake any capital markets activities, and there can be no assurance that we would be able to issue debt at a lower interest rate than our historical borrowing levels in the future. In the event we pursue any capital markets activities, our ability to complete any offering would be subject to market conditions.
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As discussed in Recent Developments, Liggett and Maple entered into an amended and restated Credit Agreement on January 14, 2015, with Wells Fargo. The credit facility increased from $50,000 to $60,000 and expires on March 31, 2020. As of March 31, 2015, $18,157 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the Credit Facility was approximately $41,843 based on eligible collateral at March 31, 2015. At March 31, 2015, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett's EBITDA, as defined, were approximately $199,689 for the last twelve months ended March 31, 2015.
Vector. On February 3, 2015, the holder of the 6.75% Variable Interest Senior Convertible Note due 2015, converted the remaining $25,000 principal balance of the $50,000 Note into 2,227,552 of our common shares. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $25,000.
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

	Indenture	March 31, 2015	December 31, 2014
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$255,341	$244,100
Leverage ratio, as defined	<3.0 to 1	1.18 to 1	1.23 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.2 to 1	0.1 to 1

We and our subsidiaries have significant indebtedness and debt service obligations. At March 31, 2015, we and our subsidiaries had total outstanding indebtedness of $1,119,560. Approximately $230,000 of our 7.5% convertible notes mature in 2019, $258,750 of our 5.5% variable interest senior convertible notes mature in 2020, and $600,000 of our 7.75% senior secured notes mature in 2021. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette and real estate operations are positive cash-flow-generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $270,600, investment securities available for sale of approximately $352,800, long-term investments with an estimated value of approximately $54,500 and availability under Liggett's credit facility of approximately $41,800 at March 31, 2015. Management currently anticipates that these amounts, as well as expected cash flows from our operations, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of March 31, 2015, approximately $18,200 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of March 31, 2015, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $182.
In addition, as of March 31, 2015, $249,219 ($488,750 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $3,251 with approximately $1,462 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes, and the remaining $1,789 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $9,500 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $163,711 and $160,400. We recorded the fair market value of our embedded derivatives at the midpoint of the range at $162,039 as of March 31, 2015. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

We and New Valley also hold long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.

New Accounting Pronouncements

Refer to Note 1, Summary of Significant Accounting Policies, to our financial statements for further information on New Accounting Pronouncements.

Legislation and Regulation

There are no material changes from the Legislation and Regulation section set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2014. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

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
We identify forward-looking statements in this report by using words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may be,” “objective,” “plan,” “seek,” “predict,”, “project” and “will be” and similar words or phrases or their negatives.
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
Further information on the risks and uncertainties to our business include the risk factors discussed above in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.
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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of March 31, 2015, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2014 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2014 continued to exist as of March 31, 2015, as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In 2014, management was required to include in its assessment of internal control over financial reporting the controls of Douglas Elliman Realty, LLC (“Douglas Elliman”), which became a consolidated subsidiary of the Company on December 13, 2013. In connection with management’s assessment of the Company’s internal control over financial reporting as of December 31, 2014, management identified control deficiencies that constituted material weaknesses in internal control over financial reporting at the Company's Douglas Elliman subsidiary as follows:

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

These material weaknesses did not result in any material misstatements to the financial statements during the three months ended March 31, 2015. However, these material weaknesses could result in misstatement of the aforementioned account balances or disclosures that would result in material misstatements to the annual or interim consolidated financial statements that would not be prevented or detected.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the Company’s consolidated interim unaudited financial statements were prepared in accordance with U.S. GAAP. Based on the performance of additional procedures by management designed to ensure the reliability of the Company’s financial reporting, the Company’s management believes that the consolidated interim unaudited financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Remediation Plan

The Company’s management has engaged in and is continuing to engage in efforts to remediate the underlying causes of the material weaknesses described above. Specifically, the following steps have been taken by management of the Douglas Elliman subsidiary:

i.	Initiating the process to hire additional personnel in Douglas Elliman’s finance department and restructuring titles and duties in Douglas Elliman’ finance department.

ii.	Adding or strengthening new controls to ameliorate the processing and review of transactions and segregation of duties. The new controls will be tested in the second and third quarters of 2015.

The Company’s management and the Board of Directors believe that these remediation efforts represent significant improvements in the Company’s control environment and in its controls over the financial reporting of Douglas Elliman. Additional controls may also be required over time. The identified material weaknesses in internal control will not be considered fully addressed until the internal controls over these areas have been in operation for a sufficient period of time for management to conclude that the material weaknesses have been fully remediated. Management continues to work on implementing and testing the new controls in order to make this final determination.

Changes in Internal Control Over Financial Reporting

As discussed above, during the quarter ended March 31, 2015, management continued to implement certain remediation measures to improve the Company’s internal controls over financial reporting and to remediate previously identified material weaknesses. However, there were no changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Furthermore, neither the design nor the operating effectiveness of additional changes in internal control over financial reporting has been evaluated in the Company’s remediation process.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the three months ended March 31, 2015.

Item 6.    Exhibits

10.1
Third Amended and Rested Loan and Security Agreement by and between Wells Fargo Bank, National Association, successor to Wachovia Bank, National Association as Lender, Liggett Group LLC as Borrower, and 100 Maple LLC, dated as of January 14, 2015 (incorporated by reference to Exhibit 4.4 of Vector’s Form 10-K for the year ended December 31, 2014).

10.2
Third Supplemental Indenture, dated as of February 20, 2015, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.17 of Vector’s Form 10-K for the year ended December 31, 2014).

10.3	Stock Option Agreement, dated February 24, 2015, between Vector and Howard M. Lorber.

10.4	Stock Option Agreement, dated February 24, 2015, between Vector and Richard J. Lampen.

10.5	Stock Option Agreement, dated February 24, 2015, between Vector and J. Bryant Kirkland III.

10.6	Stock Option Agreement, dated February 24, 2015, between Vector and Marc N. Bell.

12.1
Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2014 and for each of the three months within the periods ended March 31, 2015 and 2014.

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

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and
Chief Financial Officer
Date:	April 29, 2015