Form 10-Q
period 2015-06-30
VECTOR GROUP LTD
filed 2015-08-03
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2015

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
☐ Yes ☒ No

At July 29, 2015, Vector Group Ltd. had 116,830,619 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2015	December 31, 2014
ASSETS:
Current assets:
Cash and cash equivalents	$238,323	$326,365
Investment securities available for sale	342,577	346,043
Accounts receivable - trade, net	18,022	23,328
Inventories	98,576	90,323
Income taxes receivable, net	—	3,282
Restricted assets	2,324	2,595
Other current assets	45,236	36,718
Total current assets	745,058	828,654
Property, plant and equipment, net	79,448	84,112
Real estate held for sale, net	23,043	10,643
Long-term investments	46,219	40,292
Investments in real estate ventures	199,026	163,460
Restricted assets	20,220	12,013
Goodwill and other intangible assets, net	267,000	269,972
Prepaid pension costs	26,635	25,032
Other assets	56,194	58,893
Total assets	$1,462,843	$1,493,071
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$6,074	$52,640
Current portion of fair value of derivatives embedded within convertible debt	—	884
Current payments due under the Master Settlement Agreement	62,626	26,322
Current portion of employee benefits	931	931
Income taxes payable, net	3,723	1,743
Litigation accruals	3,477	3,149
Deferred income taxes, net	28,322	28,479
Other current liabilities	125,523	126,755
Total current liabilities	230,676	240,903
Notes payable, long-term debt and other obligations, less current portion	872,999	860,711
Fair value of derivatives embedded within convertible debt	156,783	168,502
Non-current employee benefits	49,705	49,314
Deferred income taxes, net	98,180	94,510
Payments due under the Master Settlement Agreement	25,809	25,809
Litigation accruals	23,444	25,700
Other liabilities	6,913	5,570
Total liabilities	1,464,509	1,471,019
Commitments and contingencies (Note 7)
Stockholders' (deficiency) equity:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 and 250,000,000 shares authorized, 120,975,866 and 118,646,261 shares issued and 116,830,619 and 114,501,014 shares outstanding	11,683	11,450
Additional paid-in capital	—	—
Accumulated deficit	(115,570)	(90,160)
Accumulated other comprehensive income	33,758	34,540
Less: 4,145,247 and 4,145,247 shares of common stock in treasury, at cost	(12,857)	(12,857)
Total Vector Group Ltd. stockholders' deficiency	(82,986)	(57,027)
Non-controlling interest	81,320	79,079
Total stockholders' (deficiency) equity	(1,666)	22,052
Total liabilities and stockholders' (deficiency) equity	$1,462,843	$1,493,071

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Tobacco*	$254,890	$250,556	$482,975	$483,948
Real estate	161,022	153,488	293,278	261,532
E-Cigarettes	261	2,569	680	8,369
Total revenues	416,173	406,613	776,933	753,849

Expenses:
Cost of sales:
Tobacco*	174,867	179,773	331,897	347,939
Real estate	103,870	97,763	188,228	165,087
E-Cigarettes	467	1,746	1,097	5,293
Total cost of sales	279,204	279,282	521,222	518,319

Operating, selling, administrative and general expenses	79,679	67,023	153,623	131,000
Litigation settlement and judgment expense	1,250	—	2,093	1,500
Operating income	56,040	60,308	99,995	103,030

Other income (expenses):
Interest expense	(31,761)	(44,183)	(63,507)	(79,636)
Change in fair value of derivatives embedded within convertible debt	5,256	1,970	11,716	320
Acceleration of interest expense related to debt conversion	—	(439)	—	(4,118)
Equity income (loss) from real estate ventures	1,856	(1,808)	2,194	(256)
Equity (loss) income on long-term investments	(1,657)	(273)	(1,694)	633
(Loss) gain on sale of investment securities available for sale	(190)	(18)	12,839	(71)
Other, net	1,525	3,575	3,421	5,701
Income before provision for income taxes	31,069	19,132	64,964	25,603
Income tax expense	11,364	6,101	24,043	9,043

Net income	19,705	13,031	40,921	16,560

Net income attributed to non-controlling interest	(1,837)	(5,106)	(2,097)	(6,055)

Net income attributed to Vector Group Ltd.	$17,868	$7,925	$38,824	$10,505

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.15	$0.08	$0.34	$0.10

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.15	$0.08	$0.34	$0.10

Cash distributions and dividends declared per share	$0.40	$0.38	$0.80	$0.76

* Revenues and cost of sales include excise taxes of $108,912, $109,695, $206,271 and $212,108, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$19,705	$13,031	$40,921	$16,560

Net unrealized (losses) gains on investment securities available for sale:
Change in net unrealized (losses) gains	(9,623)	(2,886)	6,517	3,108
Net unrealized losses (gains) reclassified into net income	190	18	(12,839)	71
Net unrealized (losses) gains on investment securities available for sale	(9,433)	(2,868)	(6,322)	3,179

Net unrealized gains on long-term investments accounted for under the equity method:
Change in net unrealized gains	1,176	5,282	1,190	8,614
Net unrealized losses reclassified into net income	1,624	—	1,624	—
Net unrealized gains on long-term investments accounted for under the equity method	2,800	5,282	2,814	8,614

Net change in forward contracts	16	15	32	32

Net change in pension-related amounts
Net loss arising during the year	1,607	—	1,607	—
Amortization of loss	254	147	521	295
Net change in pension-related amounts	1,861	147	2,128	295

Other comprehensive (loss) income	(4,756)	2,576	(1,348)	12,120

Income tax effect on:
Change in net unrealized (losses) gains on investment securities	3,979	1,193	(2,694)	(1,780)
Net unrealized losses (gains) reclassified into net income on investment securities	(78)	(7)	5,309	(29)
Change in unrealized gains on long-term investments accounted for under the equity method	(478)	(2,184)	(484)	(3,554)
Net unrealized losses reclassified into net income on long-term investments accounted for under the equity method	(672)	—	(672)	—
Forward contracts	(7)	(6)	(13)	(12)
Pension-related amounts	(769)	(61)	(880)	74
Income tax provision on other comprehensive income	1,975	(1,065)	566	(5,301)

Other comprehensive (loss) income, net of tax	(2,781)	1,511	(782)	6,819

Comprehensive income	16,924	14,542	40,139	23,379

Comprehensive income attributed to non-controlling interest	(1,837)	(5,106)	(2,097)	(6,055)
Comprehensive income attributed to Vector Group Ltd.	$15,087	$9,436	$38,042	$17,324

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' (Deficiency) Equity
			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Stock	Interest	Total
Balance, January 1, 2015	114,501,014	$11,450	$—	$(90,160)	$34,540	$(12,857)	$79,079	$22,052
Net income	—	—	—	38,824	—	—	2,097	40,921
Total other comprehensive loss	—	—	—	—	(782)	—	—	(782)
Total comprehensive income	—	—	—	—	—	—	—	40,139
Distributions and dividends on common stock	—	—	(29,292)	(64,234)	—	—	—	(93,526)
Note conversions, net of taxes $367	2,227,552	223	25,299	—	—	—	—	25,522
Exercise of stock options	102,053	10	1,209	—	—	—	—	1,219
Tax benefit of options exercised	—	—	384	—	—	—	—	384
Stock-based compensation	—	—	2,400	—	—	—	—	2,400
Contributions made by non-controlling interest	—	—	—	—	—	—	144	144
Balance as of June 30, 2015	116,830,619	$11,683	$—	$(115,570)	$33,758	$(12,857)	$81,320	$(1,666)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Net cash provided by operating activities	$83,885	$53,995
Cash flows from investing activities:
Sale of investment securities	118,261	49,296
Maturities of investment securities	1,737	—
Purchase of investment securities	(113,595)	(110,419)
Proceeds from sale or liquidation of long-term investments	148	549
Purchase of long-term investments	(5,000)	(7,000)
Investments in real estate ventures	(34,857)	(12,534)
Distributions from investments in real estate ventures	—	3,539
Increase in cash surrender value of life insurance policies	(1,118)	(395)
Increase in restricted assets	(7,934)	(371)
Issuance of notes receivable	(4,410)	(250)
Proceeds from sale of fixed assets	3	4
Capital expenditures	(5,379)	(10,144)
Repayments of notes receivable	1,106	933
Purchase of subsidiaries	—	(250)
Pay downs of investment securities	3,530	—
Proceeds from sale of preferred securities	1,000	—
Investments in real estate held for sale	(12,502)	—
Net cash used in investing activities	(59,010)	(87,042)
Cash flows from financing activities:
Proceeds from issuance of debt	22	413,916
Deferred financing costs	(625)	(12,360)
Repayments of debt	(3,374)	(8,051)
Borrowings under revolver	126,727	429,188
Repayments on revolver	(144,492)	(437,736)
Dividends and distributions on common stock	(92,778)	(80,963)
Distributions to non-controlling interest	—	(3,075)
Proceeds from exercise of Vector options	1,219	3,405
Tax benefit of options exercised	384	680
Net cash (used in) provided by financing activities	(112,917)	305,004
Net (decrease) increase in cash and cash equivalents	(88,042)	271,957
Cash and cash equivalents, beginning of period	326,365	234,466
Cash and cash equivalents, end of period	$238,323	$506,423

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
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, in management's opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
Revisions to December 31, 2014 Consolidated Balance Sheet. The Company has revised its December 31, 2014 Consolidated Balance Sheet, which originally presented deferred income tax assets and liabilities (current and noncurrent) on a gross basis, rather than a net basis. The revisions conform to ASC 740-10-45-6 which states all current deferred tax liabilities and assets shall be offset and presented as a single amount and all noncurrent deferred tax liabilities and assets shall be offset and presented as a single amount. The Company assessed the materiality of this error on previously issued financial statements and concluded that the error was immaterial.

The revisions are presented in the table below:

	December 31, 2014
	As Previously Reported	Revision	As Revised

Deferred income taxes	$29,192	$(29,192)	$—
Total current assets	857,846	(29,192)	828,654

Deferred income taxes	51,129	(51,129)	—
Total assets	$1,573,392	$(80,321)	$1,493,071

Deferred income taxes, net	$57,671	$(29,192)	$28,479
Total current liabilities	270,095	(29,192)	240,903

Deferred income taxes, net	145,639	(51,129)	94,510
Total liabilities	1,551,340	(80,321)	1,471,019
Total stockholders' equity	22,052	—	22,052
Total liabilities and stockholders' equity	$1,573,392	$(80,321)	$1,493,071

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(b)	Distributions and Dividends on Common Stock:

The Company records distributions on its common stock as dividends in its condensed consolidated statement of stockholders' (deficiency) equity to the extent of retained earnings and accumulated paid-in capital. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in capital. Any amounts then exceeding accumulated paid-in capital are recorded as an increase to accumulated deficit.

(c)	Revenue Recognition:

Tobacco and E-Cigarettes sales:  Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is fixed or determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of any related inventory cost recoveries. Certain sales incentives, including promotional price discounts, are classified as reductions of net sales. The Company includes federal excise taxes on tobacco sales in revenues and cost of goods sold. Since the Company’s primary line of business is tobacco, the Company’s financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines at the Company and industry levels, regulation, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
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

Net income for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income attributed to Vector Group Ltd.	$17,868	$7,925	$38,824	$10,505
Expense attributed to participating securities	(529)	(231)	(1,151)	(309)
Net income attributed to Vector Group Ltd. available to common stockholders	$17,339	$7,694	$37,673	$10,196

Basic and diluted EPS were calculated using the following shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted-average shares for basic EPS	112,337,817	101,598,939	111,881,314	100,470,719
Plus incremental shares related to stock options and non-vested restricted stock	199,112	106,321	195,488	117,908
Weighted-average shares for diluted EPS	112,536,929	101,705,260	112,076,802	100,588,627

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The following were outstanding during the three and six months ended June 30, 2015 and 2014, but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted-average number of shares issuable upon conversion of debt	23,709,978	34,117,652	24,128,414	30,560,906
Weighted-average conversion price	$20.61	$18.11	$20.45	$16.72

(e)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company's debt when compared to risk-free securities with the same duration. A readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of the Company's stock price. At June 30, 2015, the range of estimated fair market values of the Company's embedded derivatives was between $155,272 and $158,324. The Company recorded the fair market value of its embedded derivatives at the midpoint of the range at $156,783 as of June 30, 2015. At December 31, 2014, the range of estimated fair market values of the Company's embedded derivatives was between $167,593 and $171,215. The Company recorded the fair market value of its embedded derivatives at the midpoint of the range at $169,386 as of December 31, 2014. The estimated fair market value of the Company's embedded derivatives could change significantly based on future market conditions. (See Note 6.)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(f)	Other Income, Net:

Other income, net consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
(Loss) gain on warrants	$(369)	$45	$(483)	$(123)
Interest and dividend income	1,858	1,189	3,607	2,189
Accretion of interest income from debt discount on notes receivable	10	10	74	76
Gain on long-term investment	24	—	224	—
Out-of-period adjustment	—	—	—	1,231
Acceleration of closing fee related to termination of Douglas Elliman joint venture	—	2,335	—	2,335
Other income (expense)	2	(4)	(1)	(7)
Other income, net	$1,525	$3,575	$3,421	$5,701

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

(g)	Other Current Liabilities:
Other current liabilities consisted of:

	June 30, 2015	December 31, 2014
Accrued promotional expenses	$18,215	$20,191
Accrued excise and payroll taxes payable, net	20,885	23,172
Accrued interest	27,746	28,321
Commissions payable	13,442	9,523
Accrued salary and benefits	12,110	16,009
Other current liabilities	33,125	29,539
Total other current liabilities	$125,523	$126,755

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h)	Goodwill and Other Intangible Assets:

The components of “Goodwill and other intangible assets, net” were as follows:

	June 30, 2015	December 31, 2014
Goodwill	$70,791	$70,791

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	8,698	11,670

Total goodwill and other intangible assets, net	$267,000	$269,972

(i)	New Accounting Pronouncements:

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

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model specifically (1) modify the evaluation of whether limited partnership and similar legal entities are Variable Interest Entities (“VIEs”), (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. The guidance is effective for the Company beginning January 1, 2016. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-9, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-9”). ASU 2014-9 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. As currently issued, the new standard is effective beginning January 1, 2019; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has it determined the impact of the new standard on its condensed consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

2.	INVENTORIES

Inventories consist of:

	June 30, 2015	December 31, 2014
Leaf tobacco	$57,576	$49,948
Other raw materials	4,041	3,532
Work-in-process	592	879
Finished goods	67,619	62,876
E-Cigarettes	243	3,079
Inventories at current cost	130,071	120,314
LIFO adjustments	(31,495)	(29,991)
	$98,576	$90,323

All of the Company's inventories at June 30, 2015 and December 31, 2014 are reported under the LIFO method. The $31,495 LIFO adjustment as of June 30, 2015 decreases the current cost of inventories by $19,821 for Leaf tobacco, $900 for Other raw materials, $41 for Work-in-Process, $10,637 for Finished goods and $96 for E-Cigarettes. The $29,991 LIFO adjustment as of December 31, 2014 decreased the current cost of inventories by $19,941 for Leaf tobacco, $861 for Other raw materials, $39 for Work-in-Process, $9,054 for Finished goods and $96 for E-Cigarettes.

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At June 30, 2015, Liggett had tobacco purchase commitments of approximately $13,917 and E-Cigarettes purchase commitments of $300. The Company has a single source supply agreement for fire safe cigarette paper through 2019.

The Company capitalizes the incremental prepaid cost of the MSA in ending inventory. Each year, the Company capitalizes in inventory that portion of its MSA liability that relates to cigarettes shipped to the public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $15,381 and $14,369 at June 30, 2015 and December 31, 2014, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at June 30, 2015 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$71,275	$88,746	$(1,747)	$158,274
Mutual funds invested in fixed income securities	62,399	—	(1,958)	60,441
Marketable debt securities	124,019	109	(266)	123,862
Total investment securities available for sale	$257,693	$88,855	$(3,971)	$342,577

The components of investment securities available for sale at December 31, 2014 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$63,041	$92,244	$(1,093)	$154,192
Mutual funds invested in fixed income securities	61,485	—	(1,659)	59,826
Marketable debt securities	130,311	2,557	(843)	132,025
Total investment securities available for sale	$254,837	$94,801	$(3,595)	$346,043

The table below summarizes the maturity dates of marketable debt securities at June 30, 2015.

Investment Type:	Market Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$33,886	$—	$33,886	$—
Corporate securities	51,937	6,685	44,840	412
U.S. mortgage-backed securities	6,757	839	5,751	167
Commercial mortgage-backed securities	15,758	5,084	4,614	6,060
U.S. asset-backed securities	13,393	2,080	9,852	1,461
Index-linked U.S. bonds	2,131	—	2,131	—
Total marketable debt securities by maturity dates	$123,862	$14,688	$101,074	$8,100

4.	LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

	June 30, 2015	December 31, 2014
Investment partnerships	$36,540	$31,541
Real estate partnership	551	698
Long-term investments at cost	37,091	32,239

Investment partnership accounted for under the equity method	9,128	8,053
	$46,219	$40,292

Long-term investments consisted of the following investments accounted for at cost:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$36,540	$46,093	$31,541	$38,039
Real estate partnership	551	762	698	1,108
	$37,091	$46,855	$32,239	$39,147

Long-term investment partnership accounted for under the equity method:

	June 30, 2015	December 31, 2014
Investment partnership	$9,128	$8,053

The Company recorded equity losses of $1,657 and $273 for the three months ended June 30, 2015 and June 30, 2014, respectively. The Company recorded an equity loss of $1,694 and equity income of $633 for the six months ended June 30, 2015 and June 30, 2014, respectively. The carrying value of the investment partnership was approximately $9,128 and $8,053 as of June 30, 2015 and December 31, 2014, respectively, which approximated the investment's fair value.

5. NEW VALLEY LLC
Residential Brokerage Business Acquisition. New Valley is engaged in the real estate business and is seeking to acquire additional real estate properties and operating companies. The Company owns a 70.59% interest in Douglas Elliman and the condensed consolidated financial statements of the Company include the account balances of Douglas Elliman.

Investments in real estate ventures.  New Valley also holds equity investments in various real estate projects domestically and internationally. The components of “Investments in real estate ventures” were as follows:

	June 30, 2015	December 31, 2014

Milanosesto Holdings (Sesto Holdings)	$5,037	$5,037
Land Development	5,037	5,037

10 Madison Square Park West (1107 Broadway)	7,407	6,383
The Marquand	13,500	12,000
11 Beach Street	12,004	12,328
20 Times Square (701 Seventh Avenue)	12,737	12,481
111 Murray Street	27,203	27,319
357 West (160 Leroy Street)	1,753	1,467
PUBLIC Chrystie House (Chrystie Street)	5,297	3,300
The Dutch (25-19 43rd Avenue)	980	733
Queens Plaza (23-10 Queens Plaza South)	11,146	11,082
87 Park (8701 Collins Avenue)	5,736	6,144
125 Greenwich Street	9,110	9,308
West Hollywood Edition (9040 Sunset Boulevard)	5,604	5,604
76 Eleventh Avenue	17,000	—
Monad Terrace	6,200	—
Condominium and Mixed Use Development	135,677	108,149

Maryland Portfolio	2,916	3,234
ST Portfolio	16,910	15,283
Apartment Buildings	19,826	18,517

Park Lane Hotel	19,529	19,341
Hotel Taiwana	8,206	7,629
Coral Beach and Tennis Club	3,025	2,816
Hotels	30,760	29,786

The Plaza at Harmon Meadow	5,958	—
Commercial	5,958	—

Other	1,768	1,971

Investments in real estate ventures	$199,026	$163,460

Condominium and Mixed Use Development:
Condominium and mixed use developments investments range in ownership percentage from 5% to 49.5%. New Valley recorded net equity income of $138 and $675 for the three and six months ended June 30, 2015, respectively. The $675 equity

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

income for the six months ended June 30, 2015 was primarily related to New Valley's proportionate share of three units at the Marquand offset by equity losses from the other condominiums and mixed use development projects. New Valley recorded equity income of $7 and $2,299 for the three and six months ended June 30, 2014, respectively. The $2,299 equity income for the six months ended June 30, 2014 was primarily related to the sale of a commercial unit at 10 Madison Square Park West.
During the six months ended June 30, 2015, New Valley made capital contributions totaling $27,091 primarily related to 76 Eleventh Avenue and Monad Terrace. During the six months ended June 30, 2014, New Valley made capital contributions totaling $10,737 related to 11 Beach Street, 111 Murray Street, PUBLIC Chrystie House, Queens Plaza and 20 Times Square. New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners. New Valley's investment percentages did not change.
During the six months ended June 30, 2015, New Valley received a distribution of $236 from its investment in Chelsea Eleven, which sold its last unit in 2012, for excess amounts held back in 2012 for final expenses of the investment. During the six months ended June 30, 2014, New Valley received distributions of $5,189 primarily related to 10 Madison Square Park West, 11 Beach Street and 20 Times Square.
New Valley's maximum exposure to loss, net of non-controlling interest, as a result of its investments in condominium and mixed use developments was $132,842 at June 30, 2015.

Apartment Buildings:
Apartment buildings investments range in ownership percentage from 7.6% to 16.3%. New Valley recorded equity income of $1,848 and $1,801 for the three and six months ended June 30, 2015, respectively, primarily related to the ST Portfolio apartment portfolio. In 2015, ST Portfolio sold one (Phoenix, Arizona) of its three remaining Class A multi-family buildings and the proceeds were used to pay down debt. New Valley recorded net equity losses of $217 and $164 for the three and six months ended June 30, 2014, respectively, primarily related to equity losses of ST Portfolio. New Valley received distributions of $493 and $250 during the six months ended June 30, 2015 and 2014, respectively, primarily related to NV Maryland. New Valley's maximum exposure to loss as a result of its investment in apartment buildings was $19,826 at June 30, 2015.

Hotels:
Hotel investments range in ownership percentage from 5% to 49%. New Valley recorded net equity losses of $261 and $1,006 for the three and six months ended June 30, 2015, respectively, related to hotel operations. New Valley recorded net equity losses of $857 and $2,171 for the three and six months ended June 30, 2014, respectively. New Valley made capital contributions totaling $1,980 for the six months ended June 30, 2015, primarily related to Coral Beach and Tennis Club and Park Lane. New Valley made capital contributions totaling $589 for the six months ended June 30, 2014, primarily related to Coral Beach. New Valley's maximum exposure to loss as a result of its investments in hotels was $30,760 at June 30, 2015.

Commercial:
Commercial ventures include a contribution by New Valley of $5,931 for a 49% interest in a joint venture which purchased a shopping center, The Plaza at Harmon Meadow, in New Jersey at the end of March 2015. The joint venture is a variable interest entity, however, New Valley is not the primary beneficiary of the joint venture. New Valley will account for its interest in the joint venture under the equity method of accounting. New Valley recorded equity income of $27 for the three and six months ended June 30, 2015 related to shopping center rental operations. New Valley's maximum exposure to loss as a result of its investments in commercial ventures was $5,958 at June 30, 2015.

Other:
Other investments in real estate ventures relate to an investment in a mortgage company and an insurance company partially owned by Douglas Elliman.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Real Estate Held for Sale:
The components of “Real estate held for sale, net” were as follows:

	June 30, 2015	December 31, 2014
Escena, net	$10,541	$10,643
Sagaponack	12,502	—
Real estate held for sale, net	$23,043	$10,643

Escena.  The assets of “Escena, net” are as follows:

	June 30, 2015	December 31, 2014
Land and land improvements	$8,953	$8,953
Building and building improvements	1,873	1,865
Other	1,575	1,568
	12,401	12,386
Less accumulated depreciation	(1,860)	(1,743)
	$10,541	$10,643

New Valley recorded operating losses of $173 and $287 for the three months ended June 30, 2015 and 2014, respectively, from Escena. New Valley recorded operating income of $552 and $233 for the six months ended June 30, 2015 and 2014, respectively, from Escena.

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

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly owned and the balances of the project are included in the consolidated financial statements of the Company. As of June 30, 2015, the assets of Sagaponack consist of land and land improvements of $12,502.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	June 30, 2015	December 31, 2014
Vector:
7.75% Senior Secured Notes due 2021, including premium of $8,656 and $9,275	$608,656	$609,275
6.75% Variable Interest Senior Convertible Note due 2015	—	25,000
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $140,259 and $146,634*	89,741	83,366
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $92,747 and $98,831*	166,003	159,919
Liggett:
Revolving credit facility	—	17,767
Term loan under credit facility	3,442	3,589
Equipment loans	10,873	13,966
Other	358	469
Total notes payable, long-term debt and other obligations	879,073	913,351
Less:
Current maturities	(6,074)	(52,640)
Amount due after one year	$872,999	$860,711
______________________
* The fair value of the derivatives embedded within the 6.75% Variable Interest Senior Convertible Note ($0 at June 30, 2015 and $884 at December 31, 2014, respectively), the 7.5% Variable Interest Senior Convertible Notes ($80,283 at June 30, 2015 and $87,638 at December 31, 2014, respectively) and the 5.5% Variable Interest Senior Convertible Debentures ($76,500 at June 30, 2015 and $80,864 at December 31, 2014, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

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

Revolving Credit Facility and Term Loan Under Credit Facility - Liggett:

As of June 30, 2015, a total of $3,442 was outstanding under the revolving and term loan portions of the credit facility. Availability, as determined under the facility, was approximately $56,558 based on eligible collateral at June 30, 2015.

Shares of Common Stock per $1,000 Principal Amount due on Convertible Notes:

The conversion rates for all convertible debt outstanding as of June 30, 2015 and December 31, 2014, are summarized below:

	June 30, 2015		December 31, 2014
	Conversion Price	Shares per $1,000	Conversion Price	Shares per $1,000

6.75% Variable Interest Senior Convertible Note due 2014	$—	—	$11.22	89.1021
7.5% Variable Interest Senior Convertible Notes due 2019	$16.78	59.5946	$16.78	59.5946
5.5% Variable Interest Senior Convertible Debentures due 2020	$25.87	38.6563	$25.87	38.6563

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Non-Cash Interest Expense - Vector:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Amortization of debt discount, net	$6,213	$7,563	$11,840	$20,019
Amortization of deferred finance costs	1,022	1,055	1,988	1,763
Accelerated interest expense on 6.75% Variable Interest Senior Convertible Note converted	—	—	—	3,679
Accelerated interest expense on 6.75% Variable Interest Senior Convertible Exchange Notes converted	—	439	—	439
	$7,235	$9,057	$13,828	$25,900

Fair Value of Notes Payable and Long-Term Debt:

	June 30, 2015			December 31, 2014
	Carrying		Fair	Carrying		Fair
	Value		Value	Value		Value
Notes payable and long-term debt	$879,073	(1)	$1,282,056	$913,351	(1)	$1,313,711

______________________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 9.

Notes payable and long-term debt are carried on the condensed consolidated balance sheet at amortized cost. The fair value determination disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 9 if such liabilities were recorded on the condensed consolidated balance sheet at fair value. The estimated fair value of the Company's notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company's credit risk as described in the Company's Form 10-K. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7. CONTINGENCIES

Tobacco-Related Litigation:

Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). With the commencement of new cases, the defense costs and the risks relating to the unpredictability of litigation increase. The future financial impact of the risks and expenses of litigation are not quantifiable. For the three months ended June 30, 2015 and 2014, respectively, Liggett incurred tobacco product liability legal expenses and other litigation costs totaling $3,158 and $1,817. For the six months ended June 30, 2015 and 2014, Liggett incurred tobacco product liability legal expenses and other litigation costs totaling $5,713 and $5,174. These are included in the operating, selling, administrative and general expenses in the Condensed Statement of Operations.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals, Liggett has secured approximately $12,268 and $4,768 in bonds as of June 30, 2015 and December 31, 2014, respectively.
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
Cautionary Statement About Engle Progeny Cases. Judgments have been entered against Liggett and other industry defendants in Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. As of June 30, 2015, 21 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts. Fourteen verdicts were returned in favor of the plaintiffs (although in two of these cases (Irimi and Cohen), the court granted defendants' motion for a new trial and another (Putney) was reversed on appeal) and seven in favor of Liggett. In certain cases, the judgments entered have been joint and several with other defendants. In four of the cases, punitive damages were awarded against Liggett. Except as discussed in this Note 7 regarding the cases where an adverse verdict was entered against Liggett and that remain on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members’ claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett’s past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. Liggett may, however, enter into settlement discussions in particular cases if it believes it is in its best interest to do so, including the remaining Engle progeny cases. As of June 30, 2015, Liggett (and in certain cases the Company) had, on an individual basis, settled 163 Engle progeny cases for approximately $3,456 in the aggregate. Two of those settlements occurred in the second quarter of 2015. In October 2013, Liggett announced a settlement of the claims of over 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement below).
Individual Actions
As of June 30, 2015, there were 52 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include approximately 300 Engle progeny cases or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	28
Maryland	10
New York	8
Louisiana	2
West Virginia	2
Missouri	1
Ohio	1
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
Engle Progeny Settlement. In October 2013, the Company entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with approximately $61,600 paid in a lump sum and the balance to be paid in installments over 14 years, starting in February 2015. In exchange, the claims of over 4,900 plaintiffs were dismissed with prejudice against the Company and Liggett. Due to the settlement, in 2013 the Company recorded a charge of $86,213, of which $25,213 is related to certain payments discounted to their present value. The present value of the installment payments was computed using an 11% annual discount rate. The Company recorded an additional charge of $643 in the first quarter of 2015 for additional cases joining the settlement and the restructuring of certain payments related to several previously settled cases. The installment payments total approximately $48,000 on an undiscounted basis. The Company’s future payments will be approximately $3,400 per annum through 2028, with a cost of living increase beginning in 2021.
Notwithstanding the comprehensive nature of the Engle Progeny Settlement, approximately 300 plaintiffs’ claims remain outstanding. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of June 30, 2015, the following Engle progeny cases have resulted in judgments against Liggett:

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

April 2011	Tullo v. R.J. Reynolds	Palm Beach	225	—	Liggett satisfied the judgment and the case is concluded, other than an issue with respect to the calculation of interest on the judgment and the amount of costs owed by Liggett.
January 2012	Ward v. R.J. Reynolds	Escambia	1	—	Liggett satisfied the judgment and other than an issue regarding attorneys' fees, the case is concluded.
May 2012	Calloway v. R.J. Reynolds	Broward	1,947	7,600
A joint and several judgment for $16,100 was entered against R.J. Reynolds, Philip Morris, Lorillard and Liggett. On appeal to the Fourth District Court of Appeal. Oral argument occurred June 16, 2015.

December 2012	Buchanan v. R.J. Reynolds	Leon	2,035	—
A joint and several judgment for $5,500 was entered against Liggett and Philip Morris. Judgment was affirmed by the First District Court of Appeal, but the court certified an issue of conflict with another case. The defendants sought discretionary review by the Florida Supreme Court. The appeal is stayed pending the outcome of Hess.

May 2013	Cohen v. R.J. Reynolds	Palm Beach	205	—	Defendants' motion seeking a new trial was granted by the trial court. Plaintiff appealed to the Fourth District Court of Appeal.
August 2013	Rizzuto v. R.J. Reynolds	Hernando	3,479	—	Liggett settled its portion of the judgment for $1,500 and the case is concluded as to Liggett.
August 2014	Irimi v. R.J. Reynolds	Broward	31	—	Judgment was entered against Liggett for $31. In January 2015, the trial court granted defendants' motion for a new trial. Plaintiff appealed to the Fourth District Court of Appeal.
October 2014	Lambert v. R.J. Reynolds	Pinellas	3,600	9,500	A final judgment was entered against Liggett for $13,100. Liggett was the only defendant at trial. On appeal to the Second District Court of Appeal.
November 2014	Boatright v. R.J. Reynolds	Polk	—	300
In November 2014, the jury awarded compensatory damages in the amount of $15,000 with 15% fault apportioned to plaintiff and 85% to Philip Morris.  The jury further assessed punitive damages against Philip Morris for $19,700 and Liggett for $300.  Post-trial motions were denied. A joint and several judgment was entered in the amount of $12,750 on the compensatory damages. Judgment was entered against Liggett for $300 in punitive damages. On appeal to the Second District Court of Appeal.

June 2015	Caprio v. R.J. Reynolds	Broward	28	0
In February 2015, the jury answered certain questions on the verdict form, but were deadlocked as to others.  The court entered a partial judgment and ordered a new trial on the remaining issues, including comparative fault and punitive damages.  On appeal to the Fourth District Court of Appeal.

Total Damages Awarded:			28,832	18,400
Amounts paid or compromised:			(17,978)	(1,000)
Damages remaining on Appeal:			$10,854	$17,400
(1) Compensatory damages are adjusted to reflect the jury's allocation of comparative fault. The amounts listed above do not include attorneys' fees or statutory interest.
(2) See Exhibit 99.1 for a more complete description of the cases currently on appeal.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Through June 30, 2015, Liggett paid $20,312, including interest and legal fees, to satisfy the judgments in seven Engle progeny cases (Lukacs, Campbell, Douglas, Clay, Tullo, Ward and Rizzuto).
The Company’s potential range of loss in the Putney, Calloway, Buchanan, Cohen, Irimi, Lambert, Boatright and Caprio cases is between $0 and $28,254 in the aggregate, plus interest and legal fees. In determining the range of loss, the Company considers potential settlements as well as future appellate relief. Except as disclosed elsewhere in this Note 7 , the Company is unable to determine a range of loss related to the remaining Engle progeny cases. No amounts have been expensed or accrued in the condensed consolidated financial statements for the cases described above. However, as cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
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

In Hess, a case pending in Broward County, the jury returned a verdict finding that decedent relied to his detriment on an omission by the defendant before May 5, 1982 (twelve years prior to the filing of the Engle Complaint). Defendant moved for judgment as a matter of law on plaintiff’s fraudulent concealment claim on the basis that the claim was barred by Florida’s statute of repose. The trial court denied the motion and was reversed by the Fourth District Court of Appeal, which held that any Engle progeny claim for a fraud committed before May 5, 1982 is barred. In April 2015, the Florida Supreme Court reversed the Fourth District Court of Appeal decision and reinstated the jury verdict. The Florida Supreme Court held that Engle defendants cannot raise a statute of repose defense to claims for concealment or conspiracy. Defendant moved for rehearing.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

On April 8, 2015, in Graham v. R.J. Reynolds Tobacco Co., the Eleventh Circuit found meritorious a defense that, in Engle progeny cases, federal law impliedly preempts use of the preserved Engle findings to establish claims for strict liability or negligence. The plaintiff moved for rehearing.
Liggett Only Cases.  There are currently three cases pending where Liggett is the only remaining defendant. These cases consist of three Individual Actions. In one of the Individual Actions, Hausrath (NY state court), plaintiff moved to restore the case to the active docket calendar after it was removed by the court. The motion was granted, affirmed on appeal and remanded to the trial court for further proceedings. There has been no recent activity in the other two Individual Actions. Cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases.

Class Actions

As of June 30, 2015, there were four actions pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant, including one alleged price fixing case. Other cigarette manufacturers are also named in these actions.
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
In November 1997, in Young v. American Tobacco Co., a purported personal injury class action was commenced on behalf of plaintiff and all similarly situated residents in Louisiana who, though not themselves cigarette smokers, allege they were exposed to secondhand smoke from cigarettes that were manufactured by the defendants, including Liggett, and suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. No class certification hearing has been held. In 2013, plaintiffs’ filed a motion to stay the case. The defendants did not oppose the motion and the stay was entered by the court.
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
In February 2000, in Smith v. Philip Morris, a case pending in Kansas, a class was commenced against cigarette manufacturers alleging they conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs seek to recover an unspecified amount in actual and punitive damages. Class certification was granted in November 2001. In January 2012, the trial court heard oral argument on defendants’ motions for summary judgment and in March 2012, the court granted the motions and dismissed plaintiffs’ claims with prejudice. In July 2014, the court of appeals affirmed the lower court’s decision. In August 2014, plaintiffs filed a petition for review with the Kansas Supreme Court which was denied in June 2015.
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain common issues. In January 2002, the court severed Liggett from the trial of the consolidated action. After two mistrials, on May 15, 2013, the jury rejected all but one of the plaintiffs’ claims, finding for the plaintiffs on the claim that ventilated filter cigarettes sold between 1964 and 1969 should have included instructions on how to use them. The issue of damages was reserved for further proceedings. The court entered judgment in October 2013, dismissing all claims except the ventilated filter claim. The judgment was affirmed on appeal and remanded to the trial court for further proceedings. In April 2015 the plaintiffs filed a petition for writ of certiorari to the United States Supreme Court and the Supreme Court declined review. On July 13, 2015, the trial court ruled on the scope of the remaining ventilated cigarette filter claim and determined that only 30 plaintiffs have viable claims against the non-Liggett defendants and the trial court set tentative dates for consolidated trials of those claims for June 13, 2016 and December 4, 2016. With respect to Liggett, the trial court requested that Liggett and plaintiffs brief whether any claims against Liggett survive given the outcome of the first phase of the trial.  Briefing of that issue is underway. When the case proceeds against Liggett, it is estimated that Liggett could be a defendant in less than 25 of the remaining individual cases.

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
Health Care Cost Recovery Actions
As of June 30, 2015, there was one remaining Health Care Cost Recovery Action pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.
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
In August 2006, the trial court entered a Final Judgment against each of the cigarette manufacturing defendants, except Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court’s decision. The United States Supreme Court denied review. As a result, the cigarette manufacturing defendants, other than Liggett, are now subject to the trial court’s Final Judgment which ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States’ public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights,” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “lights” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

environmental tobacco smoke; (vi) the disclosure of defendants’ public document websites and the production of all documents produced to the government or produced in any future court or administrative action concerning smoking and health; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedules as defendants now follow in disclosing such data to the Federal Trade Commission for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette business within the United States; and (ix) payment of the government’s costs in bringing the action. In June 2014, the court approved a consent agreement between the defendants and the Department of Justice regarding the “corrective statements” to be issued by the defendants. The implementation of the “corrective statements” is uncertain as the defendants appealed the specific language of the statements.
It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise results in restrictions that adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.
Upcoming Trials
As of June 30, 2015, there were 14 Engle progeny cases scheduled for trial through June 30, 2016, where Liggett (and/or the Company) is a named defendant. Trial dates are, however, subject to change.
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
As a result of the MSA, the Settling States released Liggett from:

•
all claims of the Settling States and their respective political subdivisions and other recipients of state health care funds, relating to: (i) past conduct arising out of the use, sale, distribution, manufacture, development, advertising and marketing of tobacco products; (ii) the health effects of, the exposure to or research, statements or warnings about, tobacco products; and

•
all monetary claims of the Settling States and their respective subdivisions and other recipients of state health care funds relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.

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
Certain MSA Disputes
NPM Adjustment.  In March 2006, an economic consulting firm selected pursuant to the MSA determined that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers, to non-participating manufacturers, for 2003. This is known as the “NPM Adjustment.” The economic consulting firm subsequently rendered the same decision with respect to 2004 and 2005. In March 2009, a different economic consulting firm made the same determination for 2006. As a result, the manufacturers are entitled to potential NPM Adjustments to each of their 2003 - 2006 MSA payments. The Participating Manufacturers are also entitled to potential NPM Adjustments to their 2007 - 2014 payments pursuant to agreements entered into between the OPMs and the Settling States under which the OPMs agreed to make certain payments for the benefit of the Settling States, in exchange for which the Settling States stipulated that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers for each of those years. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid allocation of the NPM Adjustment to the payments made by the manufacturers for the benefit of that Settling State.
For 2003 - 2014, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco paid subject to dispute, withheld payment or paid into a disputed payment account the amounts associated with these NPM Adjustments.
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
In December 2012, the Participating Manufacturers entered into a “term sheet” with 20 Settling States setting out terms for settlement of the NPM Adjustment for 2003 - 2012 and addressing the NPM Adjustment with respect to those states for future years. Certain of the non-settling states objected to the settlement. In March 2013, the arbitration panel entered a Stipulated Partial Settlement and Award which, among other things, overruled the objections of the non-settling states and directed the independent auditor to implement certain terms of the term sheet effective with the MSA payments for 2012 due April, 2013. In May 2013, two additional states joined the settlement and in June 2014, another two states joined the settlement. Several non-settling states filed motions in state courts attempting to vacate the settlement award. In Idaho, a trial court denied that state’s motion to vacate, and the Idaho Supreme Court affirmed that denial. In Colorado, a trial court also denied that state’s motion to vacate; Colorado did not appeal. Several of the other non-settling state challenges to the settlement have been dismissed by those states and the others are currently stayed or inactive. Although certain terms of the settlement were implemented by the independent auditor on April 15, 2013, no assurance can be given as to the ultimate outcome of the non-settling states’ challenges. The parties have been working towards converting the “term sheet” into a final settlement agreement.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As a result of the settlement, in the first nine months of 2013, Liggett recognized income of $6,947. Liggett received credits of $1,733 in April 2014 from these settling states related to the 2013 NPM Adjustment. Liggett received additional credits of $1,940 in April 2015 from these settling states related to the 2014 NPM Adjustment. The remaining NPM Adjustment accrual of $25,809 at June 30, 2015 relates to the disputed amounts Liggett withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett loses the disputes for those years. Approximately $30,100 currently remains in the disputed payments accounts relating to the 2011, 2012, 2013 and 2014 NPM Adjustment dispute with the non-settling states.
In September 2013, the panel issued its decisions with respect to the 15 states as to which the Participating Manufacturers contested diligence but that did not enter into the Stipulated Partial Settlement and Award. The panel found that six of these states did not diligently enforce their MSA escrow statutes in 2003. As a result of this ruling Liggett recognized income of $5,987 including interest, in the third quarter of 2013. All six of the states that were found to be non-diligent filed motions in state court seeking to vacate or reduce the amount of the arbitration award. Before the MSA payments for 2013 were due, the Pennsylvania trial court rejected the state’s motion to vacate the award, but granted its motion to reduce the award. As a result, in April 2014, Liggett received a credit in the amount of $6,441 for the 2003 NPM Adjustment (as calculated by the independent auditor). Liggett subsequently reimbursed the six states 20% of that credit pursuant to the agreement discussed above, bringing its net recovery to $5,152, which is approximately $1,315 lower than the amount to which Liggett believes it is entitled. Subsequent to the April 15, 2014 MSA payment date, a state court in Missouri issued a ruling similar to the ruling in Pennsylvania. As such, Liggett’s 2003 NPM Adjustment credit could be reduced by an additional $521. Subsequent to the April 15, 2014 MSA payment date, a state trial court in Maryland reached a different result from the Pennsylvania and Missouri trial courts, denying the state’s motion to vacate the award and further denying its motion to reduce the amount of the award payable to Liggett. A New Mexico trial court has not yet acted on New Mexico’s motion. In June 2014, Kentucky and Indiana agreed to settle the dispute and join the term sheet described above. As a result, Liggett recognized income of approximately $1,400 in the second quarter of 2014. The Participating Manufacturers, including Liggett, appealed the Pennsylvania and Missouri decisions, while Maryland appealed the Maryland trial court decision. In April 2015, the Pennsylvania decision was affirmed by the appellate court. The Participating Manufacturers have asked the Pennsylvania Supreme Court to grant a discretionary appeal of that decision. If Liggett is unsuccessful in its appeals or if other states are successful with respect to any such appeals or motions, the amount of the 2003 NPM Adjustment and any interest or earnings to which Liggett is entitled could be lower than the amounts described above and Liggett would be obligated to pay the difference.
Disputes over the NPM Adjustments for 2004-2014 remain to be arbitrated with the states that have not joined the settlement. Further adjustments could also be due to Liggett under the settlement with 24 states for 2013 forward.
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
In October 2014, the panel issued a Corrected Final Award that eliminated the 1.25% adjustment increase. The panel further determined that the independent auditor shall compute Liggett’s market share for all years after 2000 on a “net” basis, but, adjust that computation to approximate “gross” market share by using actual returned product data for each year. In July 2015, the independent auditor issued calculations purportedly based on the Corrected Final Award, which indicated that Liggett owes approximately $16,000 for years 2001 - 2013. Liggett contends that the independent auditor's calculations are not consistent with the Corrected Final Award and Liggett has disputed them. Liggett's accrual for this matter was $8,500 at June 30, 2015.
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
In 2003, as a result of a dispute with Minnesota regarding its settlement agreement, Liggett agreed to pay $100 a year in any year cigarettes manufactured by Liggett are sold in that state. The Attorneys General for Florida, Mississippi and Texas previously advised Liggett that they believed that Liggett had failed to make payments under the respective settlement agreements with those states. In 2010, Liggett settled with Florida and agreed to pay $1,200 and to make further annual payments of $250 for a period of 21 years, starting in March 2011, with the payments from year 12 forward being subject to an inflation adjustment. These payments are in lieu of any other payments allegedly due to Florida. In 2012, Mississippi provided Liggett with a 60-day notice that the state intended to pursue its remedies if Liggett did not cure the alleged defaults. Liggett responded to Mississippi’s letter denying the existence of any defaults. There can be no assurance that Liggett will be able to resolve the matters with Texas and Mississippi or that Liggett will not be required to make additional payments which could adversely affect the Company’s consolidated financial position, results of operations and cash flows.
Cautionary Statement.  Management is not able to reasonably predict the outcome of the litigation pending or threatened against Liggett or the Company. Litigation is subject to many uncertainties. Liggett has been found liable in multiple Engle progeny cases and Individual Actions, several of which were affirmed on appeal and satisfied by Liggett. It is possible that other cases could be decided unfavorably against Liggett and that Liggett will be unsuccessful on appeal. Liggett may attempt to settle particular cases if it believes it is in its best interest to do so.
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
The activity in the Company's accruals for the MSA and tobacco litigation for the six months ended June 30, 2015 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2015	$26,322	$3,149	$29,471	$25,809	$25,700	$51,509
Expenses	53,435	2,490	55,925	—	(195)	(195)
Change in MSA obligations capitalized as inventory	1,011	—	1,011	—	—	—
Payments	(18,142)	(5,645)	(23,787)	—	—	—
Reclassification from non-current liabilities	—	3,305	3,305	—	(3,305)	(3,305)
Interest on withholding	—	178	178	—	1,244	1,244
Balance as of June 30, 2015	$62,626	$3,477	$66,103	$25,809	$23,444	$49,253

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
Liggett Vector Brands entered into an agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. The agreement expires in February 2016. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. To secure its potential obligations under the agreement, Liggett Vector Brands posted a $100 letter of credit and agreed to fund up to an additional $400. Liggett previously paid $83 for obligations under this program, and therefore, is only committed to fund an additional $317 over the letter of credit. The Company believes Liggett Vector Brands’ obligation under the agreement was immaterial at June 30, 2015.
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
The Company's income tax expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income before provision for income taxes	$31,069	$19,132	$64,964	$25,603
Income tax expense using estimated annual effective income tax rate	11,533	6,279	24,143	8,404
Changes in effective tax rates	(78)	(178)	—	—
Impact of discrete items, net	(91)	—	(100)	639
Income tax expense	$11,364	$6,101	$24,043	$9,043

The discrete item for the six months ended June 30, 2015 is primarily related to the rate differential in other comprehensive income and the results of a recent state income tax audits. The discrete item for the six months ended June 30, 2014 is primarily related to an increase in the blended state tax rate that resulted in the Company's revaluation of its deferred taxes and the results of a state income tax audit.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of June 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$109,209	$109,209	$—	$—
Certificates of deposit	4,790	—	4,790	—
Bonds	12,368	12,368	—	—
Investment securities available for sale
Equity securities	158,274	157,958	316	—
Mutual funds invested in fixed income securities	60,441	60,441	—	—
Fixed income securities
U.S. Government securities	33,886	—	33,886	—
Corporate securities	51,937	—	51,937	—
U.S. mortgage backed securities	6,757	—	6,757	—
Commercial mortgage-backed securities	15,758	—	15,758	—
U.S. asset backed securities	13,393	—	13,393	—
Index-linked U.S. bonds	2,131	—	2,131	—
Total fixed income securities	123,862	—	123,862	—

Warrants (1)	1,859	—	—	1,859
Total	$470,803	$339,976	$128,968	$1,859

Liabilities:
Fair value of derivatives embedded within convertible debt	$156,783	$—	$—	$156,783

(1)
Warrants are 1,000,000 warrants to purchase Ladenburg Thalmann Financial Services Inc. (“LTS”) common stock received on November 4, 2011 which were carried at $1,859 as of June 30, 2015 and are included in “Other assets.” The Company recognized a loss of $483 for the six months ended June 30, 2015 related to the change in fair value of the Warrants.

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

(1)
Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $2,342 as of December 31, 2014 and are included in “Other assets.” The Company recognized income of $584 for the year ended December 31, 2014 related to the change in fair value of the Warrants. The Company recognized a loss of $111 for the six months ended June 30, 2014.

The fair value of the Level 2 certificates of deposit are based on prices posted by the financial institutions. The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The Level 2 investment securities available for sale are based on quoted market prices of securities that are thinly traded.
The fair value of derivatives embedded within convertible debt was derived using a valuation model. These derivatives have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads based upon the implied debt rate of the 5.50% Convertible Notes due 2020 to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt are presented on the Condensed Consolidated Statements of Operations.
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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at June 30, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	June 30, 2015	Valuation Technique	Unobservable Input	Range (Actual)

Warrant	$1,859	Option model	Stock price	$3.50
			Exercise price	$1.68
			Term (in years)	1.3
			Volatility	39.30%
			Dividend rate	—
			Risk-free return	0.70%

Fair value of derivatives embedded within convertible debt	$156,783	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$23.46
			Convertible trading price	110.12%
			Volatility	16%
			Implied credit spread	6.0% - 7.0% (6.5%)

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of June 30, 2015 and December 31, 2014.

10. SEGMENT INFORMATION

The Company's significant business segments for the three and six months ended June 30, 2015 and 2014 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of conventional cigarettes. The E-Cigarettes segment includes the operations of the Company's e-cigarette business. The Real Estate segment includes the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Indian Creek, Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. As a result of the amount of operating losses of Zoom as of September 30, 2014 when compared to the remaining components of our Corporate and Other segment, we have reevaluated our operating segments and have separated our E-Cigarettes operations from the Corporate and Other segment for previously reported periods as of and for the three and six months ended June 30, 2014. Thus, prior period information has been recast to conform to the current presentation. This change did not have an impact to the Company's historical consolidated results.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company's operations before taxes for the three and six months ended June 30, 2015 and 2014 follows:

				Real	Corporate
	Tobacco		E-Cigarettes	Estate	and Other	Total
Three months ended June 30, 2015
Revenues	$254,890		$261	$161,022	$—	$416,173
Operating income (loss)	56,215	(1)	(2,400)	6,892	(4,667)	56,040
Equity income from real estate ventures	—		—	1,856	—	1,856
Depreciation and amortization	2,931		—	3,076	435	6,442

Three months ended June 30, 2014
Revenues	$250,556		$2,569	$153,488	$—	$406,613
Operating income (loss)	51,506	(2)	(3,765)	15,901	(3,334)	60,308
Equity loss from real estate ventures	—		—	(1,808)	—	(1,808)
Depreciation and amortization	2,588		—	2,622	252	5,462

Six months ended June 30, 2015
Revenues	$482,975		$680	$293,278	$—	$776,933
Operating income (loss)	105,885	(3)	(5,564)	9,043	(9,369)	99,995
Equity income from real estate ventures	—		—	2,194	—	2,194
Depreciation and amortization	5,867		—	5,984	872	12,723
Capital expenditures	2,350		—	3,029	—	5,379

Six months ended June 30, 2014
Revenues	$483,948		$8,369	$261,532	$—	$753,849
Operating income (loss)	94,402	(4)	(4,190)	20,645	(7,827)	103,030
Equity loss from real estate ventures	—		—	(256)	—	(256)
Depreciation and amortization	5,081		—	6,969	504	12,554
Capital expenditures	6,563		—	3,570	11	10,144

(1) Operating income includes $1,250 of litigation judgment expense and $1,607 of pension settlement expense.
(2) Operating income includes $1,419 of income from NPM Settlement.
(3) Operating income includes $2,093 of litigation judgment expense and $1,607 of pension settlement expense.

(4)	Operating income includes $1,419 of income from NPM Settlement and $1,500 of litigation judgment expense.

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
At June 30, 2015, management believed that the Company was in compliance with all covenants under the indentures of the 7.75% Senior Secured Notes.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		June 30, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$111,503	$24,020	$102,800	$—	$238,323
Investment securities available for sale	277,483	65,094	—	—	342,577
Accounts receivable - trade, net	—	12,471	5,551	—	18,022
Intercompany receivables	1,744	—	—	(1,744)	—
Inventories	—	98,576	—	—	98,576
Income taxes receivable, net	2,343	—	—	(2,343)	—
Restricted assets	—	910	1,414	—	2,324
Other current assets	910	7,078	37,248	—	45,236
Total current assets	393,983	208,149	147,013	(4,087)	745,058
Property, plant and equipment, net	2,177	57,228	20,043	—	79,448
Real estate held for sale, net	—	—	23,043	—	23,043
Long-term investments	45,669	—	550	—	46,219
Investments in real estate ventures	—	—	199,026	—	199,026
Investments in consolidated subsidiaries	563,658	—	—	(563,658)	—
Restricted assets	3,034	17,186	—	—	20,220
Goodwill and other intangible assets, net	—	107,511	159,489	—	267,000
Prepaid pension costs	—	26,635	—	—	26,635
Other assets	42,810	11,701	1,683	—	56,194
Total assets	$1,051,331	$428,410	$550,847	$(567,745)	$1,462,843
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$5,788	$286	$—	$6,074
Current portion of employee benefits	—	931	—	—	931
Intercompany payables	—	405	1,339	(1,744)	—
Income taxes payable, net	78	5,985	3	(2,343)	3,723
Litigation accruals and current payments due under the Master Settlement Agreement	—	66,103	—	—	66,103
Deferred income taxes, net	18,734	9,588	—	—	28,322
Other current liabilities	34,318	54,264	36,941	—	125,523
Total current liabilities	53,130	143,064	38,569	(4,087)	230,676
Notes payable, long-term debt and other obligations, less current portion	864,399	8,583	17	—	872,999
Fair value of derivatives embedded within convertible debt	156,783	—	—	—	156,783
Non-current employee benefits	33,381	16,324	—	—	49,705
Deferred income taxes, net	24,155	34,560	39,465	—	98,180
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	2,469	49,460	4,237	—	56,166
Total liabilities	1,134,317	251,991	82,288	(4,087)	1,464,509
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(82,986)	176,419	387,239	(563,658)	(82,986)
Non-controlling interest	—	—	81,320	—	81,320
Total stockholders' (deficiency) equity	(82,986)	176,419	468,559	(563,658)	(1,666)
Total liabilities and stockholders' equity	$1,051,331	$428,410	$550,847	$(567,745)	$1,462,843

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$211,751	$9,724	$104,890	$—	$326,365
Investment securities available for sale	278,010	68,033	—	—	346,043
Accounts receivable - trade, net	—	18,024	5,304	—	23,328
Intercompany receivables	795	267	—	(1,062)	—
Inventories	—	90,323	—	—	90,323
Income taxes receivable, net	1,055	463	21	1,743	3,282
Restricted assets	—	1,181	1,414	—	2,595
Other current assets	899	9,133	26,686	—	36,718
Total current assets	492,510	197,148	138,315	681	828,654
Property, plant and equipment, net	2,648	61,149	20,315	—	84,112
Real estate held for sale, net	—	—	10,643	—	10,643
Long-term investments	39,594	—	698	—	40,292
Investments in real estate ventures	—	—	163,460	—	163,460
Investments in consolidated subsidiaries	518,963	—	—	(518,963)	—
Restricted assets	1,707	10,306	—	—	12,013
Goodwill and other intangible assets, net	—	107,511	162,461	—	269,972
Prepaid pension costs	—	25,032	—	—	25,032
Other assets	45,904	10,743	2,246	—	58,893
Total assets	$1,101,326	$411,889	$498,138	$(518,282)	$1,493,071
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$25,000	$27,248	$392	$—	$52,640
Current portion of fair value of derivatives embedded within convertible debt	884	—	—	—	884
Current portion of employee benefits	—	931	—	—	931
Intercompany payables	—	—	1,062	(1,062)	—
Income taxes payable, net	—	—	—	1,743	1,743
Litigation accruals and current payments due under the Master Settlement Agreement	—	29,471	—	—	29,471
Deferred income taxes, net	17,452	11,027	—	—	28,479
Other current liabilities	36,653	58,677	31,425	—	126,755
Total current liabilities	79,989	127,354	32,879	681	240,903
Notes payable, long-term debt and other obligations, less current portion	852,560	8,120	31	—	860,711
Fair value of derivatives embedded within convertible debt	168,502	—	—	—	168,502
Non-current employee benefits	32,842	16,472	—	—	49,314
Deferred income taxes, net	23,539	32,301	38,670	—	94,510
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	921	51,775	4,383	—	57,079
Total liabilities	1,158,353	236,022	75,963	681	1,471,019
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(57,027)	175,867	343,096	(518,963)	(57,027)
Non-controlling interest	—	—	79,079	—	79,079
Total stockholders' (deficiency) equity	(57,027)	175,867	422,175	(518,963)	22,052
Total liabilities and stockholders' equity	$1,101,326	$411,889	$498,138	$(518,282)	$1,493,071

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended June 30, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$255,291	$161,022	$(140)	$416,173
Expenses:
Cost of sales	—	175,334	103,870	—	279,204
Operating, selling, administrative and general expenses	6,937	22,555	50,327	(140)	79,679
Litigation settlement and judgment expense	—	1,250	—	—	1,250
Management fee expense	—	2,563	—	(2,563)	—
Operating (loss) income	(6,937)	53,589	6,825	2,563	56,040
Other income (expenses):
Interest expense	(30,880)	(879)	(2)	—	(31,761)
Change in fair value of derivatives embedded within convertible debt	5,256	—	—	—	5,256
Equity income from real estate ventures	—	—	1,856	—	1,856
Equity loss on long-term investments	(1,657)	—	—	—	(1,657)
Loss on sale of investment securities available for sale	(190)	—	—	—	(190)
Equity income in consolidated subsidiaries	35,754	—	—	(35,754)	—
Management fee income	2,563	—	—	(2,563)	—
Other, net	896	200	429	—	1,525
Income before provision for income taxes	4,805	52,910	9,108	(35,754)	31,069
Income tax benefit (expense)	13,063	(21,226)	(3,201)	—	(11,364)
Net income	17,868	31,684	5,907	(35,754)	19,705
Net income attributed to non-controlling interest	—	—	(1,837)	—	(1,837)
Net income attributed to Vector Group Ltd.	17,868	31,684	4,070	(35,754)	17,868
Comprehensive income attributed to non-controlling interest	—	—	(1,837)	—	(1,837)
Comprehensive income attributed to Vector Group Ltd.	$15,087	$31,933	$4,070	$(36,003)	$15,087

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended June 30, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$253,125	$153,488	$—	$406,613
Expenses:
Cost of sales	—	181,517	97,765	—	279,282
Operating, selling, administrative and general expenses	4,933	22,190	39,900	—	67,023
Management fee expense	—	2,468	—	(2,468)	—
Operating (loss) income	(4,933)	46,950	15,823	2,468	60,308
Other income (expenses):
Interest expense	(43,190)	(1,284)	(3)	294	(44,183)
Change in fair value of derivatives embedded within convertible debt	1,970	—	—	—	1,970
Acceleration of interest expense related to debt conversion	(439)	—	—	—	(439)
Equity loss from real estate ventures	—	—	(1,808)	—	(1,808)
Equity loss on long-term investments	(273)	—	—	—	(273)
Loss on sale of investment securities available for sale	(18)	—	—	—	(18)
Equity income in consolidated subsidiaries	32,408	—	—	(32,408)	—
Management fee income	2,468	—	—	(2,468)	—
Other, net	1,068	224	2,577	(294)	3,575
(Loss) income before provision for income taxes	(10,939)	45,890	16,589	(32,408)	19,132
Income tax benefit (expense)	18,864	(19,716)	(5,249)	—	(6,101)
Net income	7,925	26,174	11,340	(32,408)	13,031
Net income attributed to non-controlling interest	—	—	(5,106)	—	(5,106)
Net income attributed to Vector Group Ltd.	7,925	26,174	6,234	(32,408)	7,925
Comprehensive income attributed to non-controlling interest	—	—	(5,106)	—	(5,106)
Comprehensive income attributed to Vector Group Ltd.	$9,436	$25,464	$6,234	$(31,698)	$9,436

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$483,914	$293,278	$(259)	$776,933
Expenses:
Cost of sales	—	332,994	188,228	—	521,222
Operating, selling, administrative and general expenses	13,894	43,892	96,096	(259)	153,623
Litigation settlement and judgment expense	—	2,093	—	—	2,093
Management fee expense	—	5,125	—	(5,125)	—
Operating (loss) income	(13,894)	99,810	8,954	5,125	99,995
Other income (expenses):
Interest expense	(61,634)	(1,870)	(3)	—	(63,507)
Change in fair value of derivatives embedded within convertible debt	11,716	—	—	—	11,716
Equity income from real estate ventures	—	—	2,194	—	2,194
Equity loss on long-term investments	(1,694)	—	—	—	(1,694)
(Loss) gain on sale of investment securities available for sale	(336)	13,175	—	—	12,839
Equity income in consolidated subsidiaries	71,748	—	—	(71,748)	—
Management fee income	5,125	—	—	(5,125)	—
Other, net	1,920	520	981	—	3,421
Income before provision for income taxes	12,951	111,635	12,126	(71,748)	64,964
Income tax benefit (expense)	25,873	(45,407)	(4,509)	—	(24,043)
Net income	38,824	66,228	7,617	(71,748)	40,921
Net income attributed to non-controlling interest	—	—	(2,097)	—	(2,097)
Net income attributed to Vector Group Ltd.	38,824	66,228	5,520	(71,748)	38,824
Comprehensive income attributed to non-controlling interest	—	—	(2,097)	—	(2,097)
Comprehensive income attributed to Vector Group Ltd.	$38,042	$65,589	$5,520	$(71,109)	$38,042

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2014
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$492,317	$261,532	$—	$753,849
Expenses:
Cost of sales	—	353,230	165,089	—	518,319
Operating, selling, administrative and general expenses	11,216	43,875	75,909	—	131,000
Litigation judgment expense	—	1,500	—	—	1,500
Management fee expense	—	4,935	—	(4,935)	—
Operating (loss) income	(11,216)	88,777	20,534	4,935	103,030
Other income (expenses):
Interest expense	(77,972)	(2,239)	(37)	612	(79,636)
Change in fair value of derivatives embedded within convertible debt	320	—	—	—	320
Acceleration of interest expense related to debt conversion	(4,118)	—	—	—	(4,118)
Equity loss from real estate ventures	—	—	(256)	—	(256)
Loss on sale of investment securities available for sale	(71)	—	—	—	(71)
Equity income on long-term investments	633	—	—	—	633
Equity income in consolidated subsidiaries	60,126	—	—	(60,126)	—
Management fee income	4,935	—	—	(4,935)	—
Other, net	1,766	484	4,063	(612)	5,701
(Loss) income before provision for income taxes	(25,597)	87,022	24,304	(60,126)	25,603
Income tax benefit (expense)	36,102	(36,355)	(8,790)	—	(9,043)
Net income	10,505	50,667	15,514	(60,126)	16,560
Net income attributed to non-controlling interest	—	—	(6,055)	—	(6,055)
Net income attributed to Vector Group Ltd.	10,505	50,667	9,459	(60,126)	10,505
Comprehensive income attributed to non-controlling interest	—	—	(6,055)	—	(6,055)
Comprehensive income attributed to Vector Group Ltd.	$17,324	$50,659	$9,459	$(60,118)	$17,324

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$42,679	$99,159	$13,057	$(71,010)	$83,885
Cash flows from investing activities:
Sale of investment securities	103,846	14,415	—	—	118,261
Maturities of investment securities	1,737	—	—	—	1,737
Purchase of investment securities	(112,119)	(1,476)	—	—	(113,595)
Proceeds from sale or liquidation of long-term investments	—	—	148	—	148
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in real estate ventures	—	—	(34,857)	—	(34,857)
Increase in cash surrender value of life insurance policies	(717)	(401)	—	—	(1,118)
Increase in restricted assets	(1,327)	(6,607)	—	—	(7,934)
Issuance of notes receivable	—	—	(4,410)	—	(4,410)
Investments in subsidiaries	(42,808)	—	—	42,808	—
Proceeds from sale of fixed assets	—	3	—	—	3
Capital expenditures	—	(2,350)	(3,029)	—	(5,379)
Repayments of notes receivable	1,106	—	—	—	1,106
Pay downs of investment securities	3,530	—	—	—	3,530
Proceeds from sale of preferred securities	—	—	1,000	—	1,000
Investments in real estate held for sale, net	—	—	(12,502)	—	(12,502)
Net cash (used in) provided by investing activities	(51,752)	3,584	(53,650)	42,808	(59,010)
Cash flows from financing activities:
Proceeds from issuance of debt	—	22	—	—	22
Deferred financing costs	—	(625)	—	—	(625)
Repayments of debt	—	(3,254)	(120)	—	(3,374)
Borrowings under revolver	—	126,727	—	—	126,727
Repayments on revolver	—	(144,492)	—	—	(144,492)
Capital contributions received	—	2,250	40,558	(42,808)	—
Intercompany dividends paid	—	(69,075)	(1,935)	71,010	—
Dividends and distributions on common stock	(92,778)	—	—	—	(92,778)
Distributions to non-controlling interest	—	—	—	—	—
Proceeds from exercise of Vector options	1,219	—	—	—	1,219
Tax benefit of options exercised	384	—	—	—	384
Net cash (used in) provided by financing activities	(91,175)	(88,447)	38,503	28,202	(112,917)
Net (decrease) increase in cash and cash equivalents	(100,248)	14,296	(2,090)	—	(88,042)
Cash and cash equivalents, beginning of period	211,751	9,724	104,890	—	326,365
Cash and cash equivalents, end of period	$111,503	$24,020	$102,800	$—	$238,323

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$17,374	$46,294	$32,279	$(41,952)	$53,995
Cash flows from investing activities:
Sale of investment securities	49,296	—	—	—	49,296
Purchase of investment securities	(108,859)	(1,560)	—	—	(110,419)
Proceeds from sale or liquidation of long-term investments	500	—	49	—	549
Purchase of long-term investments	(7,000)	—	—	—	(7,000)
Investments in real estate ventures	—	—	(12,534)	—	(12,534)
Purchase of subsidiaries	—	—	(250)	—	(250)
Distributions from investment in real estate ventures	—	—	3,539	—	3,539
Increase in cash surrender value of life insurance policies	—	(395)	—	—	(395)
Decrease (increase) in restricted assets	299	19	(689)	—	(371)
Issuance of notes receivable	(35,000)	—	(250)	35,000	(250)
Repayments of notes receivable	35,933	—	—	(35,000)	933
Proceeds from sale of fixed assets	—	4	—	—	4
Investments in subsidiaries	(25,267)	—	—	25,267	—
Capital expenditures	(11)	(6,563)	(3,570)	—	(10,144)
Net cash used in investing activities	(90,109)	(8,495)	(13,705)	25,267	(87,042)
Cash flows from financing activities:
Proceeds from issuance of debt	408,750	40,166	—	(35,000)	413,916
Deferred financing costs	(12,360)	—	—	—	(12,360)
Repayments of debt	—	(39,293)	(3,758)	35,000	(8,051)
Borrowings under revolver	—	429,188	—	—	429,188
Repayments on revolver	—	(437,736)	—	—	(437,736)
Capital contributions received	—	3,150	22,117	(25,267)	—
Intercompany dividends paid	—	(30,000)	(11,952)	41,952	—
Dividends and distributions on common stock	(80,963)	—	—	—	(80,963)
Distributions to non-controlling interest	—	—	(3,075)	—	(3,075)
Proceeds from exercise of Vector options	3,405	—	—	—	3,405
Tax benefit of options exercised	680	—	—	—	680
Net cash provided by (used in) financing activities	319,512	(34,525)	3,332	16,685	305,004
Net increase in cash and cash equivalents	246,777	3,274	21,906	—	271,957
Cash and cash equivalents, beginning of period	151,342	11,812	71,312	—	234,466
Cash and cash equivalents, end of period	$398,119	$15,086	$93,218	$—	$506,423

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management's perspective. Our MD&A is divided into the following sections:
•Overview and Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2014 and Notes thereto, included in our 2014 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of and for the quarterly period ended June 30, 2015.

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

Zoom entered the United States e-cigarette market in limited retail distribution outlets in 2013. Zoom’s operations are included in our “E-Cigarettes” reporting segment. Our exposure to Zoom, as of June 30, 2015, was approximately $3,411, which was primarily comprised of Zoom's inventory and point of sale marketing material. We have seen significant changes in the e-cigarette market over the past year with apparent declines in the sales of disposable and rechargeable e-cigarettes while open system vapor products that feature refillable tanks and use low-cost flavored liquids have demonstrated mixed results. Additionally, we believe uncertainties exist related to the regulation of e-cigarettes, including open system vapor products. Given this backdrop, our primary focus on e-cigarettes is to stay prepared to pursue opportunities if they occur.

Recent Developments

Liggett Credit Facility. On January 14, 2015, our subsidiaries, Liggett and 100 Maple LLC (“Maple”), entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of January 14, 2015, with Wells Fargo Bank, National Association (“Wells Fargo”), as agent and lender. The Credit Agreement governs a $60,000 credit facility (the “Credit Facility”) that consists of a revolving credit facility of up to $60,000 borrowing capacity (the “Revolver”) and a $3,600 term loan (the “Term Loan”) that is within the $60,000 commitment under the Credit Facility and reduces the amount available under the Revolver. All borrowings under the Credit Facility (other than the Term Loan) are limited to a borrowing base equal to roughly (1) the lesser of (a) 85% of the net amount of eligible accounts receivable and (b) $10,000 plus (2) the lesser of (a) the sum of (I) 80% of the value of eligible inventory consisting of packaged cigarettes plus (II) the lesser of (x) 60% multiplied by Liggett’s eligible cost of eligible inventory consisting of leaf tobacco and (y) 85% of the net orderly liquidation value of eligible inventory consisting of leaf tobacco and (b) $60,000, less (3) certain reserves against accounts receivable, inventory, bank products or other items which Wells Fargo, as agent, may establish from time to time in its permitted discretion. The obligations under the Credit Facility are collateralized on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens. The Credit Facility amended and restated Liggett’s existing $50,000 credit facility with Wells Fargo and Maple’s existing $3,600 term loan with Wells Fargo.

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
Liggett Retirement Window. Liggett recorded a charge of $1,607 for the three and six months ended June 30, 2015 in connection with a window offered to terminated participants in two Defined Benefit Plans in 2015.

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

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report. The condensed consolidated financial statements include the accounts of VGR Holding, Liggett, Vector Tobacco, Liggett Vector Brands, New Valley and other less significant subsidiaries.

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three and six months ended June 30, 2015 and 2014 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The E-Cigarettes segment includes the operations of Zoom. The Real Estate segment includes our investment in New Valley LLC, which includes Douglas Elliman, Escena, Indian Creek and investments in real estate ventures. As a result of the amount of operating losses of Zoom as of September 30, 2014 when compared to the remaining components of our Corporate and Other segment, we reevaluated our operating segments and have separated our E-Cigarettes operations from the Corporate and Other segment for previously reported periods as of and for the three and six months ended June 30, 2014. Thus, prior period information has been recast to conform to the current presentation. This change did not have an impact to the Company's historical consolidated results.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014
Revenues:
Tobacco	$254,890		$250,556		$482,975		$483,948
E-Cigarettes	261		2,569		680		8,369
Real Estate	161,022		153,488		293,278		261,532
Total revenues	$416,173		$406,613		$776,933		$753,849
Operating income (loss):
Tobacco	$56,215	(1)	$51,506	(2)	$105,885	(3)	$94,402	(4)
E-Cigarettes	(2,400)		(3,765)		(5,564)		(4,190)
Real Estate	6,892		15,901		9,043		20,645
Corporate and Other	(4,667)		(3,334)		(9,369)		(7,827)
Total operating income	$56,040		$60,308		$99,995		$103,030
____________________
(1) Operating income includes $1,250 of litigation judgment expense and $1,607 of pension settlement expense.
(2) Operating income includes $1,419 of income from NPM Settlement.
(3) Operating income includes $2,093 of litigation judgment expense and $1,607 of pension settlement expense.

(4)	Operating income includes $1,419 of income from NPM Settlement and $1,500 of litigation judgment expense.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Revenues. Total revenues were $416,173 for the three months ended June 30, 2015 compared to $406,613 for the three months ended June 30, 2014. Total revenues increased by $9,560 (2.4%) due to an increase in Real Estate revenues of $7,534. which was primarily related to Douglas Elliman's brokerage revenues, and an increase in Tobacco revenues of $4,334. This was offset by a decline in Zoom e-cigarette revenues of $2,308.
Cost of Sales. Total cost of sales were $279,204 for the three months ended June 30, 2015 compared to $279,282 for the three months ended June 30, 2014. The $78 (0.03%) decline in cost of sales was due to a $4,906 decline in Tobacco cost of sales primarily related to the elimination of the Federal Tobacco Quota Buyout program and a $1,279 decline in Zoom e-cigarette brand cost of sales. This was offset by an increase in real estate cost of sales of $6,107 related to an increase of real estate commission expense at Douglas Elliman.
Expenses. Operating, selling, general and administrative expenses were $79,679 for the three months ended June 30, 2015 compared to $67,023 for the same period last year. This was an increase of $12,656 (18.9%) of which $10,438 was primarily related to the operating, selling and administrative expenses of Real Estate, $3,281 of Tobacco operating, selling, general and administrative expenses and an increase in Corporate and Other expense of $1,331. This was offset by a decline in Zoom operating, selling, general and administrative expenses of $2,394.
Operating income (loss). Operating income was $56,040 for the three months ended June 30, 2015 compared to $60,308 for the same period last year, a decline of $4,268 (7.1%). Real Estate operating income declined by $9,009 and Corporate and Other expenses increased by $1,333. This was offset by an increase in Tobacco operating income of $4,709 and a decline in operating losses related to Zoom of $1,365.
Other income (expenses). Other expenses were $24,971 and $41,176 for the three months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015, other expenses primarily consisted of interest expense of $31,761, a loss on sale of investment securities available for sale of $190 and equity losses on long-term investments of $1,657. This was offset by income of $5,256 from changes in fair value of derivatives embedded within convertible debt, equity income from real estate ventures of $1,856 and other income of $1,525. For the three months ended June 30, 2014, other expenses primarily consisted of interest expense of $44,183, acceleration of interest expense related to the debt conversion of the 6.75% Variable Interest Senior Convertible Exchange Notes of $439, equity losses on long-term investments of $273, equity loss from non-consolidated real estate businesses of $1,808 and a loss on sale of investment securities available for sale of $18. The increase in interest expense in 2014 was primarily attributable to higher average debt balances. This was offset by income of $1,970 from changes in fair value of derivatives embedded within convertible debt and interest and other income of $3,575.
Income before provision for income taxes. Income before income taxes for the three months ended June 30, 2015 was $31,069 compared to $19,132 for the three months ended June 30, 2014. The increase is attributable to the items discussed above.

Income tax expense. Income tax expense was $11,364 for the three months ended June 30, 2015 compared to $6,101 for the three months ended June 30, 2014. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the three months ended June 30, 2015, our income tax expense decreased by $91 due primarily to the results of a recent state income tax audit.

Tobacco.
Tobacco Revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.70 per carton in May 2015, $0.70 per carton in November 2014 and $0.60 per carton in May 2014.
All of our Tobacco sales were in the discount category in 2015 and 2014. For the three months ended June 30, 2015, tobacco revenues were $254,890 compared to $250,556 for the three months ended June 30, 2014. Revenues increased by $4,334 (1.7%) due to a favorable price variance of $9,308 offset by a decline in sales volume of $4,974 (approximately 15.4 million units).
Tobacco Cost of Sales. Our Tobacco cost of sales declined from $179,773 for the three months ended June 30, 2014 to $174,867 for the three months ended June 30, 2015. The major components of our Tobacco cost of sales are as follows:

	Three Months Ended
	June 30,
	2015	2014

Manufacturing overhead, raw materials and labor	$32,301	$32,196
Federal Excise Taxes, net	108,912	109,695
Tobacco quota buyout expense (1)	664	6,922
FDA expense	4,315	4,413
MSA expense, net of market share exemption	28,675	26,547
Total cost of sales	$174,867	$179,773

(1)
The quarterly assessments due under the Fair and Equitable Tobacco Reform Act (shown as “Tobacco quota buyout expense” above) expired at the end of 2014. The $664 for the three months ended June 30, 2015 represents a final assessment for Q4 2014, which was received in Q2 2015.

Tobacco gross profit was $80,023 for the three months ended June 30, 2015 compared to $70,783 for the three months ended June 30, 2014. The $9,240 (13.1%) increase was due to higher margins associated with price increases primarily on the PYRAMID brand and the absence of the tobacco quota buyout expense. This increase was partially offset by increased MSA and FDA expense, both of which increased in 2015 on a per-unit basis. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 54.8% in the 2015 period compared to 50.3% in the comparable 2014 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $23,808 and $19,277 for the three months ended June 30, 2015 and 2014, respectively. The increase of $4,531 primarily related to an increase in tobacco product liability settlement expenses and a pension settlement charge of $1,607. Tobacco product liability legal expenses were $3,158 and $1,817 for the three months ended June 30, 2015 and 2014, respectively.
Tobacco operating income. Tobacco operating income was $56,215 for the three months ended June 30, 2015 compared to $51,506 for the same period last year. The Tobacco operating income increase of $4,709 (9.1%) was primarily due to higher margins associated with price increases primarily on the PYRAMID brand and the absence of the tobacco quota buyout expense, partially offset by increased manufacturing, MSA and FDA unit costs and increased operating, selling, general and administrative expenses.

E-Cigarettes.
E-Cigarettes revenues were $261 for the three months ended June 30, 2015 compared to $2,569 for three months ended June 30, 2014. Revenues declined because of lower sales volume and increased per unit promotional spending.
Our E-Cigarettes cost of sales were $467 for the three months ended June 30, 2015 compared to $1,746 for the three months ended June 30, 2014. Cost of sales declined due to lower sales volumes.
E-Cigarettes operating, selling, general and administrative expenses were $2,194 and $4,588 for the three months ended June 30, 2015 and 2014, respectively. The decline was due to lower advertising and marketing expenses. E-Cigarettes operating losses were $2,400 and $3,765 for the three months ended June 30, 2015 and 2014, respectively.

Real Estate.
Real Estate Revenues. Real Estate revenues were $161,022 and $153,488 for the three months ended ended June 30, 2015 and 2014, respectively. Real Estate revenues increased by $7,534, the increase is primarily related to Douglas Elliman's Commission and other brokerage income offset by the absence of the revenue from the sale of Indian Creek in 2014 of $14,400.
Real Estate revenues and cost of sales for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended
	June 30,
	2015	2014
Real Estate Revenues:
Commission and other brokerage income	$151,020	$129,395
Property management income	7,473	7,796
Title fees	1,123	729
Indian Creek	—	14,400
Sales on facilities primarily from Escena	1,179	1,168
Other	227	—
Total real estate revenues	$161,022	$153,488

Real Estate Cost of Sales:
Commission and other brokerage income	$102,767	$86,713
Indian Creek cost of sales	—	9,987
Cost of sales on facilities primarily from Escena	934	971
Title fees	169	92
Total real estate cost of sales	$103,870	$97,763
___________________________________

Brokerage Cost of sales. Douglas Elliman commission cost of sales increased by $16,054 due to increased sales volume.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $50,260 and $39,822 for the three months ended June 30, 2015 and 2014, respectively. Real Estate operating, selling, general and administrative expenses increased by $10,438 primarily related to an increase of expenses at Douglas Elliman related to its strategic investments fueled by its expansion into new markets, its development marketing division and increased advertising and marketing expenses to strengthen the long-term value of the Douglas Elliman brand name.
Real Estate operating income. The Real Estate segment had operating income of $6,892 for the three months ended June 30, 2015 and $15,901 for the three months ended June 30, 2014. The decline of $9,009 was primarily related to an increase in Douglas Elliman operating, selling, general and administrative expenses offset by higher profits and the absence of the operating income related to the 2014 sale of Indian Creek.

Corporate and Other.
Corporate and Other operating loss. Corporate and Other operating loss was $4,667 for the three months ended June 30, 2015 compared to $3,334 for 2014. Corporate and Other operating losses increased by $1,333 primarily as a result of increased non-cash compensation expense for the three months ended June 30, 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues. Total revenues were $776,933 for the six months ended June 30, 2015 compared to $753,849 for the six months ended June 30, 2014. The $23,084 (3.1%) increase in revenues was due to an increase in Real Estate revenues of $31,746 primarily related to Douglas Elliman, offset by a $7,689 decline in revenues from E-Cigarettes and a $973 decline in Tobacco revenues.
Cost of Sales. Total cost of sales were $521,222 for the six months ended June 30, 2015 compared to $518,319 for the six months ended June 30, 2014. The $2,903 (0.6%) increase in cost of sales was due to an increase in Real Estate cost of sales of $23,141 related to the Douglas Elliman real estate commissions expense, offset by a $16,042 decline in Tobacco cost of sales primarily related to the elimination of the Federal Tobacco Quota Buyout program and $4,196 decline in cost of sales from E-Cigarettes.
Expenses. Operating, selling, general and administrative expenses were $153,623 for the six months ended June 30, 2015 compared to $131,000 for the same period last year. This was an increase of $22,623 (17.3%) of which $20,207 was related to the operating, selling and administrative expenses of Real Estate, $2,994 to Tobacco operating, selling and administrative expenses and an increase in Corporate and Other expenses of $1,542. This was offset by a decline in operating, selling, general and administrative expenses in the E-Cigarettes segment of $2,120.
Operating income (loss). Operating income was $99,995 for the six months ended June 30, 2015 compared to $103,030 for the same period last year, a decline of $3,035 (2.9%). Tobacco operating income increased by $11,483. This was offset by a $11,602 decline in Real Estate operating income, a $1,374 increase in operating losses related to E-Cigarettes and a $1,542 increase in Corporate and Other expenses.
Other income (expenses). Other expenses were $35,031 and $77,427 for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, other expenses primarily consisted of interest expense of $63,507 and an equity loss on long-term investments of $1,694. This was offset by a gain on sale of investment securities available for sale of $12,839, income of $11,716 from changes in fair value of derivatives embedded within convertible debt, equity income on real estate ventures of $2,194 and interest and other income of $3,421. For the six months ended June 30, 2014, other expenses primarily consisted of interest expense of $79,636, acceleration of interest expense related to the debt conversion of the 6.75% Variable Interest Senior Convertible Exchange Notes of $4,118, equity loss on real estate ventures of $256 and a loss on sale of investment securities available for sale of $71. The increase in interest expense in 2014 was primarily attributable to higher average debt balances. This was offset by equity income on long-term investments of $633, interest and other income of $5,701 and income of $320 from changes in fair value of derivatives embedded within convertible debt.
Income before provision for income taxes. Income before income taxes was $64,964 and $25,603 for the six months ended June 30, 2015 and 2014, respectively. The increase is attributable to the items discussed above.
Income tax expense. Income tax expense was $24,043 and $9,043 for the six months ended June 30, 2015 and 2014, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the six months ended June 30, 2015, our income tax expense was decreased by $100 due primarily to the rate differential in other comprehensive income and the results of a recent state income tax audits.
Tobacco.
Tobacco Revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.70 per carton in May 2015, $0.60 per carton in May 2014 and $0.70 per carton in November 2014.
All of our Tobacco sales were in the discount category in 2015 and 2014. For the six months ended June 30, 2015, Tobacco revenues were $482,975 compared to $483,948 for the six months ended June 30, 2014. Revenues declined by $973 (0.2%) due to a decline in sales volume of $19,403 (approximately 115.8 million units), offset by a favorable price variance of $18,430.
Tobacco Cost of Sales. Our Tobacco cost of sales declined from $347,939 for the six months ended June 30, 2014 to $331,897 for the six months ended June 30, 2015. The major components of our Tobacco cost of sales are as follows:

	Six Months Ended
	June 30,
	2015	2014

Manufacturing overhead, raw materials and labor	$61,963	$61,464
Federal Excise Taxes, net	206,271	212,108
Tobacco quota buyout expense (1)	664	14,272
FDA expense	9,564	9,005
MSA expense, net of market share exemption	53,435	51,090
Total cost of sales	$331,897	$347,939

(1)
The quarterly assessments due under the Fair and Equitable Tobacco Reform Act (shown as “Tobacco quota buyout expense” above) expired at the end of 2014. The $664 for the six months ended June 30, 2015 represents a final assessment for Q4 2014, which was received in Q2 2015.

Tobacco gross profit was $151,078 for the six months ended June 30, 2015 compared to $136,009 for the six months ended June 30, 2014. The $15,069 (11.1%) increase was due to higher margins associated with the absence of the tobacco quota buyout expense as well as price increases. This increase was partially offset by increased MSA and FDA expense, both of which increased in 2015 on a per-unit basis. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 54.6% in the 2015 period and 50.0% in the 2014 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $45,194 for the six months ended June 30, 2015 compared to $41,607 for the six months ended June 30, 2014. The $3,587 increase in expenses primarily relates to an increase in tobacco product liability settlement expenses in addition to a pension settlement charge of $1,607. Tobacco product liability legal expenses were $5,713 and $5,174 for the six months ended June 30, 2015 and 2014, respectively.
Tobacco operating income. Tobacco operating income was $105,885 for the six months ended June 30, 2015 compared to $94,402 for the same period last year. The Tobacco operating income increase of $11,483 (12.2%) was due to higher margins associated with price increases and the absence of the tobacco quota buyout expense, which was partially offset by increased manufacturing, MSA and FDA expense, both of which increased in 2015 on a per-unit basis and increased operating, selling, general and administrative expenses.
E-Cigarettes.
E-Cigarettes revenues were $680 for the six months ended June 30, 2015 compared to $8,369 for six months ended June 30, 2014. Revenues declined because of lower sales volume and increased per unit promotional spending.
Our E-Cigarettes cost of sales were $1,097 for the six months ended June 30, 2015 compared to $5,293 for the six months ended June 30, 2014. Cost of sales decreased by $4,196 due to lower sales volumes.
E-Cigarettes operating, selling, general and administrative expenses were $5,146 and $7,266 for the six months ended June 30, 2015 and 2014, respectively. The decline was due to lower advertising and marketing expenses. Operating losses from E-Cigarettes were $5,564 and $4,190 for the six months ended June 30, 2015 and 2014, respectively.
Real Estate.
Real Estate Revenues. Real Estate revenues were $293,278 and $261,532 for the six months ended ended June 30, 2015 and 2014, respectively. Real Estate revenues increased by $31,746 (12.1%), primarily related to an increase of $45,395 in Douglas Elliman's Commission and other brokerage income and offset by the absence of the $14,400 revenue from the sale of Indian Creek in 2014.
.

Real Estate revenues and cost of sales for the six months ended ended June 30, 2015 were as follows:

	Six Months Ended
	June 30,
	2015	2014
Real Estate Revenues:
Commission and other brokerage income	$272,726	$227,331
Property management income	14,686	15,113
Title fees	1,951	1,334
Indian Creek	—	14,400
Sales on facilities primarily from Escena	3,524	3,354
Other	391	—
Total real estate revenues	$293,278	$261,532

Real Estate Cost of Sales:
Commission and other brokerage income	$185,864	$152,779
Indian Creek cost of sales	—	9,987
Cost of sales on facilities primarily from Escena	2,055	2,147
Title fees	309	174
Total real estate cost of sales	$188,228	$165,087
Brokerage Cost of sales. Douglas Elliman commission cost of sales increased by $33,085 due to increased sales volume.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $96,007 and $75,800 for the six months ended June 30, 2015 and 2014, respectively. The increase of $20,207 was primarily due to an increase of expenses at Douglas Elliman related to its strategic investments fueled by its expansion into new markets, its development marketing division and increased advertising and marketing expenses to strengthen the long-term value of the Douglas Elliman brand name.
Real Estate operating income . The Real Estate segment had operating income of $9,043 and $20,645 for the six months ended June 30, 2015 and 2014, respectively. The decrease in operating income of $11,602 was primarily related to an increase in in Douglas Elliman operating, selling, general and administrative expenses, offset by higher profits and the absence of the operating income related to the 2014 sale of Indian Creek .
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $9,369 for the six months ended June 30, 2015 compared to $7,827 for the same period in 2014. The increase was primarily due to increased non-cash compensation expense for the six months ended June 30, 2015.

Summary of Real Estate Investments
We own, and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our current real estate investments primarily include the following projects as of June 30, 2015:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned	Net Cash Invested	Cumulative Earnings (Losses)	Carrying Value as of June 30, 2015	Future Capital Commit- ments from New Valley (1)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$12,502	$—	$12,502	$—	TBD		N/A		TBD		N/A	N/A
Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	1,975	8,566	10,541	—	450	Acres			667 450	R Lots H	N/A	N/A
Real estate held for sale, net				$14,477	$8,566	$23,043	$—

10 Madison Square Park West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$5,232	$2,175	$7,407	—	260,000	SF	20,000	SF	124	R	August 2012	May 2016
The Marquand	Upper East Side, Manhattan, NY	December 2011	18.0%	7,000	6,500	13,500	—	90,000	SF	—		29	R	June 2012	August 2015
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	12,328	(324)	12,004	—	97,000	SF	—		27	R	May 2014	July 2016
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	11.5%	12,737	—	12,737	—	280,000	SF	80,000	SF	452	H	September 2013	January 2018
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	25.0%	27,319	(116)	27,203	—	330,000	SF	TBD		157	R	September 2014	September 2018
357 West (160 Leroy Street) (2)	West Greenwich Village, Manhattan, NY	March 2013	5.0%	1,753	—	1,753	—	130,000	SF	—		50	R	Fall2015	March 2018
PUBLIC Chrystie House (f/k/a Chrystie Street)	Lower East Side, Manhattan, NY	December 2012	18.4%	5,297	—	5,297	—	217,000	SF	43,000	SF	11 367	R H	June 2014	March 2017
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	980	—	980		63,000	SF	—		86	R	September 2014	January 2017
Queens Plaza (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	11,082	64	11,146	—	260,000	SF	25,000		391	R	March 2014	April 2016
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	6,000	(264)	5,736	—	160,000	SF	TBD		70		October 2015	August 2017
125 Greenwich Street (2)	Financial District, Manhattan, NY	August 2014	10.4%	9,308	(198)	9,110	—	306,000	SF	16,000		TBD	R	March 2015	March 2018
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	5,604	—	5,604	—	295,000	SF	TBD		20 190	R H	May 2015	April 2018
76 Eleventh Avenue	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	—	17,000	—	620,000	SF	48,000	SF	250	H	September 2016	March 2019
Monad Terrace	Miami Beach, FL	May 2015	33.3%	6,200	—	6,200	—	160,000	SF	—		TBD	R	May 2016	May 2018
Condominium and Mixed Use Development				$127,840	$7,837	$135,677	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.5%	$3,334	$(418)	$2,916	—	N/A		N/A		5,517	R	N/A	N/A
ST Portfolio	Houston, TX; Phoenix, AZ; and Stamford, CT	November 2013	16.3%	15,542	1,368	16,910	—	1,018,404	SF	24,987	SF	761	R	N/A	N/A
Apartment Buildings				$18,876	$950	$19,826	$—

Park Lane Hotel	Central Park South, Manhattan, NY	November 2013	5.0%	$22,806	$(3,277)	$19,529	—	445,600	SF	—		628	H	N/A	N/A
Hotel Taiwana	St. Barthelemy, French West Indies	October 2011	17.0%	7,942	264	8,206	—	61,300	SF	4,300	SF	22	H	N/A	N/A
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	5,156	(2,131)	3,025	—	52	Acres	—		87	H	N/A	N/A
Hotels				$35,904	$(5,144)	$30,760	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$5,931	$27	$5,958	—	—	—	217,613	SF	—	—	N/A	N /A
Commercial				$5,931	$27	$5,958

Milanosesto Holdings (Sesto Holdings)	Milan, Italy	October 2010	7.2%	$5,037	$—	$5,037	—	322	Acres	TBD		TBD		2014	2024
Land Development				$5,037	$—	$5,037	$—

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

(2) Carrying value as of June 30, 2015, includes non-controlling interest of $876 and $2,000, respectively.

N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots
Other investments in real estate ventures relate to an investment in a mortgage company and an insurance company by Douglas Elliman with a carrying value of $1,768 as of June 30, 2015.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $88,042 for the six months ended June 30, 2015 and increased by $271,957 for the six months ended June 30, 2014.
Cash provided from operations was $83,885 and $53,995 for the six months ended June 30, 2015 and 2014, respectively. The change primarily related to increased operating income and the absence of payments for the Engle progeny settlement payment in the 2015 period, offset by increased cash interest payments and income taxes in the same period.
Cash used in investing activities was $59,010 and $87,042 for the six months ended June 30, 2015 and 2014, respectively. In the first six months of 2015, cash used in investing activities was for the purchase of investment securities of $113,595, investment in real estate ventures of $34,857, investment in real estate held for sale, net of $12,502, purchase of long-term investments of $5,000, capital expenditures of $5,379, an increase in restricted assets of $7,934, issuance of notes receivable of $4,410 and an increase in cash surrender value of corporate-owned life insurance policies of $1,118. This was offset by the sale of investment securities of $118,261, the maturity of investment securities of $1,737, proceeds from the sale or liquidation of long-term investments of $148, collections of notes receivable of $1,106, pay-downs of investment securities of $3,530, proceeds from sale of preferred securities of $1,000 and proceeds from the sale of fixed assets of $3. In the first six months of 2014, cash used in investing activities was for the purchase of investment securities of $110,419, investment in real estate ventures of $12,534, capital expenditures of $10,144, purchase of long-term investments of $7,000, an increase in non-current restricted assets of $371, an increase in cash surrender value of corporate-owned life insurance policies of $395, an issuance of notes receivable of $250 and purchase of subsidiaries of $250. This was offset by the sale of investment securities of $49,296, distributions from investments in real estate ventures of $3,539, proceeds from the sale or liquidation of long-term investments of $549, collections of notes receivable of $933 and proceeds from the sale of fixed assets of $4.
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
Cash used in financing activities was $112,917 for the six months ended June 30, 2015 compared to cash provided by financing activities of $305,004 for the six months ended June 30, 2014. In the first six months of 2015, cash was used for the distributions on common stock of $92,778, payment of deferred financing costs of $625, repayments of debt of $3,374 and net repayments of debt under the revolver of $17,765. This was offset by proceeds from the exercise of Vector options of $1,219, the tax benefit of options exercised of $384 and proceeds from issuance of debt of $22. In the first six months of 2014, cash was provided by the proceeds from issuance of debt of $413,916, proceeds from the exercise of Vector options of $3,405 and tax benefit of options exercised of $680. This was offset by cash used for the distributions on common stock of $80,963, payment of deferred financing costs of $12,360, repayment of debt of $8,051, net repayments of debt under the revolver of $8,548 and distributions to non-controlling interest of $3,075.
In recent years, we have taken advantage of historically low interest rates and lowered our weighted average cost of capital by issuing debt at lower interest rates than our historical borrowing levels. We will continue to evaluate current market conditions related to our capital structure. For example, based on quoted market prices, our 7.75% Senior Secured Notes were yielding approximately 5.7% on a “yield to worst” basis, or approximately 3.9% more than the comparable U.S. Treasury Bond at June 30, 2015. The Company is able to redeem such bonds at price of 105.813% beginning on February 15, 2016. The redemption price declines to 103.875% on February 15, 2017, 101.938% on February 15, 2018 and 100% on February 15, 2019.We have no current intentions or plans to undertake any capital markets activities, and there can be no assurance that we would be able to issue debt at a lower interest rate than our historical borrowing levels in the future. In the event we pursue any capital markets activities, our ability to complete any offering would be subject to market conditions.
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As discussed in Recent Developments, Liggett and Maple entered into an amended and restated Credit Agreement on January 14, 2015, with Wells Fargo. The credit facility increased from $50,000 to $60,000 and expires on March 31, 2020. As of June 30, 2015, $3,442 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the Credit Facility was approximately $56,558 based on eligible collateral at June 30, 2015. At June 30, 2015, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett's EBITDA, as defined, were approximately $203,621 for the last twelve months ended June 30, 2015.
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

	Indenture	June 30, 2015	December 31, 2014
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$268,542	$244,100
Leverage ratio, as defined	<3.0 to 1	1.29 to 1	1.23 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.3 to 1	0.1 to 1

We and our subsidiaries have significant indebtedness and debt service obligations. At June 30, 2015, we and our subsidiaries had total outstanding indebtedness of $1,103,423. Approximately $230,000 of our 7.5% convertible notes mature in 2019, $258,750 of our 5.5% variable interest senior convertible notes mature in 2020, and $600,000 of our 7.75% senior secured notes mature in 2021. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette and real estate operations are positive cash-flow-generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $238,300, investment securities available for sale of approximately $342,600, long-term investments with an estimated value of approximately $56,000 and availability under Liggett's credit facility of approximately $56,600 at June 30, 2015. Management currently anticipates that these amounts, as well as expected cash flows from our operations, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of June 30, 2015, approximately $3,400 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of June 30, 2015, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $34.
In addition, as of June 30, 2015, $255,744 ($488,750 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $2,998 with approximately $1,323 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes, and the remaining $1,675 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $9,800 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $158,324 and $155,272. We recorded the fair market value of our embedded derivatives at the midpoint of the range at $156,783 as of June 30, 2015. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

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
The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-

looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of June 30, 2015, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2014 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2014 continued to exist as of June 30, 2015, as discussed below.

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

These material weaknesses did not result in any material misstatements to the financial statements in any accounting periods ending prior to January 1, 2015 or for the three and six months ended June 30, 2015. However, these material weaknesses could result in misstatement of the aforementioned account balances or disclosures that would result in material misstatements to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Remediation Plan

The Company’s management has engaged in and is continuing to engage in efforts to remediate the underlying causes of the material weaknesses described above. Specifically, the following steps have been taken by management of the Douglas Elliman subsidiary:

i.	Hiring additional personnel, including a new Chief Financial Officer, in Douglas Elliman’s finance department and restructuring titles and duties in Douglas Elliman’ finance department.

ii.
Adding or strengthening new controls to ameliorate the processing and review of transactions and segregation of duties. The new controls are being tested and testing will continue in the third and fourth quarters of 2015.

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

Changes in Internal Control Over Financial Reporting

As discussed above, during the quarter ended June 30, 2015, management continued to implement certain remediation measures to improve the Company’s internal controls over financial reporting and to remediate previously identified material weaknesses. However, there were no changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Furthermore, neither the design nor the operating effectiveness of additional changes in internal control over financial reporting has been evaluated in the Company’s remediation process.

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
Liggett is considerably smaller and has fewer resources than its major competitors, and, as a result, has a more limited ability to respond to market developments. Management Science Associates’ data indicate that in 2014 Philip Morris, RJ Reynolds and Lorillard Tobacco Company, then the three largest cigarette manufacturers, controlled approximately 84.9% of the United States cigarette market. Philip Morris is the largest manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had approximately 60.8% of the premium segment and 47.3% of the total domestic market during 2014. During 2014, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 3.4%. Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, historically, because of their dominant market share, have been able to determine cigarette prices for the various pricing tiers within the industry.

Consolidation in the industry could adversely affect our ability to compete in the U.S. cigarette market. For example, RJ Reynolds’ merger with Lorillard Tobacco Company, which consolidates more than 80% of the United States cigarette market within the control of two cigarette manufacturers, could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse effect on our sales volume, operating income and cash flows. Further, as part of the merger, RJ Reynolds and Lorillard Tobacco Company divested four of their brands to Imperial Tobacco PLC, our largest competitor for the sale of deep discount cigarettes.

Liggett’s business is highly dependent on the discount cigarette segment.

Liggett depends more on sales in the discount cigarette segment of the market, relative to the full-price premium segment, than its major competitors. Since 2004, all of Liggett’s unit volume was generated in the discount segment. The discount segment is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. While Philip Morris ,RJ Reynolds, and Imperial compete with Liggett in the discount segment of the market, the strongest competition for market share has come from a group of smaller manufacturers and importers, most of which sell low quality, deep discount cigarettes. While Liggett’s share of the discount market was 11.8% in 2014,11.6% in 2013 and 12.1% in 2012, Management Science Associates’ data indicate that the discount market share of these other smaller manufacturers and importers was approximately 24.6% in 2014, 24.2% in 2013, and 22.2% in 2012. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only current market segment could be negatively affected, which in turn could negatively affect the value of our common stock.

Liggett’s market share is susceptible to decline.

For a number of years prior to 2000, Liggett suffered a substantial decline in market share. Liggett’s market share increased in 2014, after having declined in 2013 and 2012. Liggett's market share increased during each of the years between 2000 and 2011 (except for 2008, which was unchanged). This earlier market share erosion resulted in part from Liggett’s highly leveraged capital structure that existed until December 1998 and its limited ability to match other competitors’ wholesale and retail trade programs, obtain retail shelf space for its products and advertise its brands. These declines also resulted from adverse developments in the tobacco industry, intense competition and changes in consumer preferences which have continued up to the current time. According to Management Science Associates' data, Liggett's overall domestic market share during 2014 was 3.4% compared to 3.3% during 2013, and 3.5% during 2012. Liggett's share of the discount segment was 11.8% during 2014, 11.6% during 2013 and 12.1% during 2012. Liggett's overall market share increased by 0.1% in 2014 after declining by 0.2% in 2013. If it were to decline substantially in the future, Liggett's sales volume, operating income and cash flows would be materially adversely affected, which in turn would negatively affect the value of our common stock.

The domestic cigarette industry has experienced declining unit sales in recent periods.
Industry-wide shipments of cigarettes in the United States have been declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 3.0% in 2014 as compared to 2013, and by approximately 4.7% in 2013 as compared to 2012. We believe that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to high cigarette price levels in recent years . If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
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
Liggett and Vector Tobacco have begun to receive feedback from FDA regarding certain of their substantial equivalence reports, including “Preliminary Finding” letters and other FDA correspondence requesting additional information that would support FDA’s determinations of substantial equivalence. Liggett and Vector Tobacco have timely responded to FDA’s requests. Liggett and Vector Tobacco cannot predict whether FDA will deem these responses sufficient to support determinations of substantial equivalence for the products covered by these substantial equivalence reports.
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

No securities of ours which were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the three months ended June 30, 2015.

Item 6.    Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2014 and for each of the six months within the periods ended June 30, 2015 and 2014.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and
Chief Financial Officer
Date:	July 29, 2015