Form 10-Q
period 2015-09-30
VECTOR GROUP LTD
filed 2015-11-09
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2015

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
☐ Yes ☒ No

At November 9, 2015, Vector Group Ltd. had 122,592,329 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2015	December 31, 2014
ASSETS:
Current assets:
Cash and cash equivalents	$246,347	$326,365
Investment securities available for sale	288,376	346,043
Accounts receivable - trade, net	20,112	23,328
Inventories	90,695	90,323
Income taxes receivable, net	—	3,282
Restricted assets	2,834	2,595
Other current assets	37,824	36,718
Total current assets	686,188	828,654
Property, plant and equipment, net	76,367	84,112
Real estate held for sale, net	22,963	10,643
Long-term investments	53,648	40,292
Investments in real estate ventures	194,052	163,460
Restricted assets	18,647	12,013
Goodwill and other intangible assets, net	265,480	269,972
Prepaid pension costs	27,440	25,032
Other assets	54,016	58,893
Total assets	$1,398,801	$1,493,071
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$7,957	$52,640
Current portion of fair value of derivatives embedded within convertible debt	—	884
Current payments due under the Master Settlement Agreement	92,952	26,322
Current portion of employee benefits	931	931
Income taxes payable, net	186	1,743
Litigation accruals	7,640	3,149
Deferred income taxes, net	7,321	28,479
Other current liabilities	111,803	126,755
Total current liabilities	228,790	240,903
Notes payable, long-term debt and other obligations, less current portion	879,690	860,711
Fair value of derivatives embedded within convertible debt	149,739	168,502
Non-current employee benefits	49,913	49,314
Deferred income taxes, net	96,497	94,510
Payments due under the Master Settlement Agreement	20,094	25,809
Litigation accruals	24,072	25,700
Other liabilities	6,833	5,570
Total liabilities	1,455,628	1,471,019
Commitments and contingencies (Note 7)
Stockholders' (deficiency) equity:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 and 250,000,000 shares authorized, 122,592,329 and 118,646,261 shares issued and 122,592,329 and 114,501,014 shares outstanding	12,259	11,450
Additional paid-in capital	—	—
Accumulated deficit	(163,914)	(90,160)
Accumulated other comprehensive income	9,868	34,540
Treasury shares, at cost, 0 and 4,145,247	—	(12,857)
Total Vector Group Ltd. stockholders' deficiency	(141,787)	(57,027)
Non-controlling interest	84,960	79,079
Total stockholders' (deficiency) equity	(56,827)	22,052
Total liabilities and stockholders' (deficiency) equity	$1,398,801	$1,493,071

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Tobacco*	$264,170	$264,520	$747,145	$748,468
Real estate	185,563	153,748	478,841	415,280
E-Cigarettes	201	1,608	881	9,977
Total revenues	449,934	419,876	1,226,867	1,173,725

Expenses:
Cost of sales:
Tobacco*	174,418	189,728	506,315	537,667
Real estate	121,078	96,442	309,306	261,531
E-Cigarettes	421	1,066	1,518	6,357
Total cost of sales	295,917	287,236	817,139	805,555

Operating, selling, administrative and general expenses	79,114	69,431	232,737	200,431
Litigation settlement and judgment expense	3,750	225	5,843	1,725
Restructuring expenses	1,548	—	1,548	—
Operating income	69,605	62,984	169,600	166,014

Other income (expenses):
Interest expense	(32,898)	(44,034)	(96,405)	(123,670)
Change in fair value of derivatives embedded within convertible debt	7,044	7,127	18,760	7,447
Acceleration of interest expense related to debt conversion	—	(994)	—	(5,112)
Equity (loss) income from real estate ventures	(916)	3,258	1,278	3,002
Equity (loss) income from investments	(579)	829	(2,273)	1,462
(Loss) gain on sale of investment securities available for sale	(821)	33	12,018	(38)
Impairment of investment securities available for sale	(12,211)	—	(12,211)	—
Other, net	133	2,466	3,554	8,167
Income before provision for income taxes	29,357	31,669	94,321	57,272
Income tax expense	13,508	11,964	37,551	21,007

Net income	15,849	19,705	56,770	36,265

Net income attributed to non-controlling interest	(3,644)	(4,826)	(5,741)	(10,881)

Net income attributed to Vector Group Ltd.	$12,205	$14,879	$51,029	$25,384

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.10	$0.13	$0.42	$0.23

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.10	$0.13	$0.42	$0.23

Cash distributions and dividends declared per share	$0.38	$0.36	$1.14	$1.09

* Revenues and cost of sales include excise taxes of $112,773, $115,323, $319,044 and $327,434, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$15,849	$19,705	$56,770	$36,265

Net unrealized (losses) gains on investment securities available for sale:
Change in net unrealized (losses) gains	(50,067)	19,184	(43,550)	22,292
Net unrealized losses (gains) reclassified into net income	9,091	(33)	(3,748)	38
Net unrealized (losses) gains on investment securities available for sale	(40,976)	19,151	(47,298)	22,330

Net unrealized (losses) gains on long-term investments accounted for under the equity method:
Change in net unrealized (losses) gains	—	(4,694)	1,190	3,920
Net unrealized losses reclassified into net income	—	—	1,624	—
Net unrealized (losses) gains on long-term investments accounted for under the equity method	—	(4,694)	2,814	3,920

Net change in forward contracts	15	16	47	48

Net change in pension-related amounts
Net loss arising during the year	—	—	1,607	—
Amortization of loss	229	147	750	442
Net change in pension-related amounts	229	147	2,357	442

Other comprehensive (loss) income	(40,732)	14,620	(42,080)	26,740

Income tax effect on:
Change in net unrealized (losses) gains on investment securities	20,702	(7,438)	18,008	(9,218)
Net unrealized losses (gains) reclassified into net income on investment securities	(3,759)	13	1,550	(16)
Change in unrealized (losses) gains on long-term investments accounted for under the equity method	—	1,933	(484)	(1,621)
Net unrealized losses reclassified into net income on long-term investments accounted for under the equity method	—	—	(672)	—
Forward contracts	(6)	(8)	(19)	(20)
Pension-related amounts	(95)	(105)	(975)	(31)
Income tax provision on other comprehensive (loss) income	16,842	(5,605)	17,408	(10,906)

Other comprehensive (loss) income, net of tax	(23,890)	9,015	(24,672)	15,834

Comprehensive (loss) income	(8,041)	28,720	32,098	52,099

Comprehensive income attributed to non-controlling interest	(3,644)	(4,826)	(5,741)	(10,881)
Comprehensive (loss) income attributed to Vector Group Ltd.	$(11,685)	$23,894	$26,357	$41,218

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' (Deficiency) Equity
			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Stock	Interest	Total
Balance, January 1, 2015	114,501,014	$11,450	$—	$(90,160)	$34,540	$(12,857)	$79,079	$22,052
Net income	—	—	—	51,029	—	—	5,741	56,770
Total other comprehensive loss	—	—	—	—	(24,672)	—	—	(24,672)
Total comprehensive income	—	—	—	—	—	—	—	32,098
Distributions and dividends on common stock	—	—	(16,082)	(124,199)	—	—	—	(140,281)
Surrender of shares in connection with restricted stock vesting	(83,411)	(8)	(2,075)	—	—	—	—	(2,083)
Effect of stock dividend	5,837,144	584	—	(584)	—	—	—	—
Note conversions, net of taxes $367	2,227,552	223	25,299	—	—	—	—	25,522
Cancellation of treasury shares	—	—	(12,857)	—	—	12,857	—	—
Exercise of stock options	110,030	10	1,311	—	—	—	—	1,321
Tax benefit of options exercised	—	—	756	—	—	—	—	756
Stock-based compensation	—	—	3,648	—	—	—	—	3,648
Contributions made by non-controlling interest	—	—	—	—	—	—	704	704
Distributions to non-controlling interest	—	—	—	—	—	—	(564)	(564)
Balance as of September 30, 2015	122,592,329	$12,259	$—	$(163,914)	$9,868	$—	$84,960	$(56,827)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Net cash provided by operating activities	$140,018	$100,044
Cash flows from investing activities:
Sale of investment securities	161,029	173,046
Maturities of investment securities	2,653	517
Purchase of investment securities	(162,845)	(312,919)
Proceeds from sale or liquidation of long-term investments	182	549
Purchase of long-term investments	(10,000)	(12,000)
Investments in real estate ventures	(43,280)	(29,378)
Distributions from investments in real estate ventures	11,205	5,540
Increase in cash surrender value of life insurance policies	(1,225)	(435)
Increase in restricted assets	(6,872)	(1,108)
Issuance of notes receivable	(4,410)	(250)
Proceeds from sale of fixed assets	3	4
Capital expenditures	(7,859)	(20,746)
Repayments of notes receivable	5,106	933
Purchase of subsidiaries	—	(250)
Pay downs of investment securities	5,743	690
Proceeds from sale of preferred securities	1,000	—
Investments in real estate held for sale	(12,512)	—
Net cash used in investing activities	(62,082)	(195,807)
Cash flows from financing activities:
Proceeds from issuance of debt	1,519	413,918
Deferred financing costs	(624)	(12,360)
Repayments of debt	(4,968)	(10,305)
Borrowings under revolver	130,691	645,894
Repayments on revolver	(146,655)	(673,866)
Dividends and distributions on common stock	(139,430)	(122,051)
Distributions to non-controlling interest	(564)	(4,861)
Proceeds from exercise of Vector options	1,321	4,407
Tax benefit of options exercised	756	937
Net cash (used in) provided by financing activities	(157,954)	241,713
Net (decrease) increase in cash and cash equivalents	(80,018)	145,950
Cash and cash equivalents, beginning of period	326,365	234,466
Cash and cash equivalents, end of period	$246,347	$380,416

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
Real estate sales: Revenue is recognized only when persuasive evidence of an arrangement exists, the price is fixed or determinable, the transaction has been completed and collectibility of the resulting receivable is reasonably assured. Real estate commissions earned by the Company’s real estate businesses are recorded as revenue on a gross basis upon the closing of a real estate transaction as evidenced when the escrow or similar account is closed, the transaction documents have been recorded and funds are distributed to all appropriate parties. Commissions expenses are recognized concurrently with related revenues. Property management fees earned are recorded as revenue when the related services are performed.

(d)	Earnings Per Share (“EPS”):

Information concerning the Company's common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 29, 2015. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividends.

Net income for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributed to Vector Group Ltd.	$12,205	$14,879	$51,029	$25,384
Expense attributed to participating securities	(360)	(423)	(1,510)	(739)
Net income attributed to Vector Group Ltd. available to common stockholders	$11,845	$14,456	$49,519	$24,645

Basic and diluted EPS were calculated using the following shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted-average shares for basic EPS	118,023,224	108,374,350	117,660,001	106,464,835
Plus incremental shares related to stock options and non-vested restricted stock	134,315	120,354	175,097	118,724
Weighted-average shares for diluted EPS	118,157,539	108,494,704	117,835,098	106,583,559

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The following were outstanding during the three and nine months ended September 30, 2015 and 2014, but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted-average number of shares issuable upon conversion of debt	24,895,477	34,229,687	25,186,773	32,820,165
Weighted-average conversion price	$19.63	$17.49	$19.53	$16.48

(e)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company's debt when compared to risk-free securities with the same duration. A readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of the Company's stock price. At September 30, 2015, the range of estimated fair market values of the Company's embedded derivatives was between $148,769 and $150,125. The Company recorded the fair market value of its embedded derivatives at the approximate midpoint of the range at $149,739 as of September 30, 2015. At December 31, 2014, the range of estimated fair market values of the Company's embedded derivatives was between $167,593 and $171,215. The Company recorded the fair market value of its embedded derivatives at the midpoint of the range at $169,386 as of December 31, 2014. The estimated fair market value of the Company's embedded derivatives could change significantly based on future market conditions. (See Note 6.)

(f)	Investment in Real Estate Ventures:

The Company's interest in Variable Interest Entities ("VIE") is primarily in the form of equity ownership. The Company examines specific criteria and uses judgment when determining if the Company is the primary beneficiary of a VIE. Factors considered include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE's executive committee, existence of unilateral kick-out rights exclusive of protective rights or voting rights and level of economic disproportionality between the Company and its other partner(s).

Accounting guidance requires the consolidation of VIEs in which the Company is the primary beneficiary. The guidance requires consolidation of VIEs that an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company's maximum exposure to loss in its investments in unconsolidated VIEs is limited to its investment in the unconsolidated VIEs which is the carrying value. The Company's maximum exposure to loss in its investment in its consolidated VIEs is limited to its investment which is the carrying value of the investment net of the non-controlling interest. Creditors of the consolidated VIEs have no recourse to the general credit of the primary beneficiary.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(g)	Other Income, Net:

Other income, net consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
(Loss) gain on warrants	$(1,282)	$991	$(1,765)	$868
Interest and dividend income	1,578	1,476	5,185	3,665
Accretion of interest income from debt discount on notes receivable	5	11	79	87
Gain on long-term investment	137	—	361	—
Out-of-period adjustment	—	—	—	1,231
Acceleration of closing fee related to termination of Douglas Elliman joint venture	—	—	—	2,335
Provision for loss on real estate held for sale	(229)	—	(229)	—
Loss on sale of assets	(75)	—	(75)	—
Other expense	(1)	(12)	(2)	(19)
Other income, net	$133	$2,466	$3,554	$8,167

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

(h)	Other Current Liabilities:
Other current liabilities consisted of:

	September 30, 2015	December 31, 2014
Accounts payable	$11,966	$10,856
Accrued promotional expenses	20,053	20,191
Accrued excise and payroll taxes payable, net	5,034	23,172
Accrued interest	16,121	28,321
Commissions payable	14,942	9,523
Accrued salary and benefits	17,232	16,009
Other current liabilities	26,455	18,683
Total other current liabilities	$111,803	$126,755

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(i)	Goodwill and Other Intangible Assets:

The components of “Goodwill and other intangible assets, net” were as follows:

	September 30, 2015	December 31, 2014
Goodwill	$70,791	$70,791

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	7,178	11,670

Total goodwill and other intangible assets, net	$265,480	$269,972

(j)	Treasury shares:

On September 4, 2015, the Company canceled all of its 4,145,247 treasury shares with a cost basis of $12,857. The Company reduced Additional paid-in-capital in the Condensed Statement of Stockholders' Deficiency by its cost basis in the Treasury Stock.

(k)	New Accounting Pronouncements:

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement Period Adjustments (“ASU 2015-16”), which requires adjustments to provisional amounts initially recorded in a business combination that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-15 also requires the disclosure of the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for the Company beginning January 1, 2016. The Company will apply the guidance prospectively for all business combinations that occur subsequent to the adoption date.

In August 2015, FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measure of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting), which codifies an Securities and Exchange Commission staff announcement that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangement as assets. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 clarifies that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective immediately and will be applied prospectively to any line-of-credit arrangements entered into subsequent to the effective date.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Company will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

is effective for the Company beginning January 1, 2016. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model specifically (1) modify the evaluation of whether limited partnership and similar legal entities are Variable Interest Entities (“VIEs”), (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. The guidance is effective for the Company beginning January 1, 2016. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

In May 2014, FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-9”). ASU 2014-9 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. As amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date the new standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted for annual reporting periods beginning subsequent to December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method and it has not determined the impact of the new standard on its consolidated financial statements.

2.	INVENTORIES

Inventories consist of:

	September 30, 2015	December 31, 2014
Leaf tobacco	$50,672	$49,948
Other raw materials	4,184	3,532
Work-in-process	624	879
Finished goods	66,266	62,876
E-Cigarettes	106	3,079
Inventories at current cost	121,852	120,314
LIFO adjustments	(31,157)	(29,991)
	$90,695	$90,323

All of the Company's inventories at September 30, 2015 and December 31, 2014 are reported under the LIFO method. The $31,157 LIFO adjustment as of September 30, 2015 decreases the current cost of inventories by $20,321 for Leaf tobacco, $900 for Other raw materials, $41 for Work-in-Process, $9,887 for Finished goods and $8 for E-Cigarettes. The $29,991 LIFO adjustment as of December 31, 2014 decreased the current cost of inventories by $19,941 for Leaf tobacco, $861 for Other raw materials, $39 for Work-in-Process, $9,054 for Finished goods and $96 for E-Cigarettes.

Liggett enters into purchase commitments for leaf tobacco that will be used entirely for future production. The future quantities of leaf tobacco and prices are established at the date of the commitments. At September 30, 2015, Liggett had tobacco purchase commitments of approximately $14,796. Liggett has a single source supply agreement for fire safe cigarette paper through 2019.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company capitalizes the incremental prepaid cost of the MSA in ending inventory. Each year, the Company capitalizes in inventory that portion of its MSA liability that relates to cigarettes shipped to public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $15,906 and $14,369 at September 30, 2015 and December 31, 2014, respectively.

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at September 30, 2015 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$63,524	$44,623	$(1,171)	$106,976
Mutual funds invested in fixed income securities	54,864	—	—	54,864
Marketable debt securities	126,080	456	—	126,536
Total investment securities available for sale	$244,468	$45,079	$(1,171)	$288,376

The components of investment securities available for sale at December 31, 2014 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$63,041	$92,255	$(1,104)	$154,192
Mutual funds invested in fixed income securities	61,485	—	(1,659)	59,826
Marketable debt securities	130,311	2,630	(916)	132,025
Total investment securities available for sale	$254,837	$94,885	$(3,679)	$346,043

The table below summarizes the maturity dates of marketable debt securities at September 30, 2015.

Investment Type:	Market Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$35,433	$—	$35,433	$—
Corporate securities	54,741	6,917	47,565	259
U.S. mortgage-backed securities	6,351	1,061	5,132	158
Commercial mortgage-backed securities	14,537	6,632	1,793	6,112
U.S. asset-backed securities	13,360	2,342	10,343	675
Index-linked U.S. bonds	2,114	—	2,114	—
Total marketable debt securities by maturity dates	$126,536	$16,952	$102,380	$7,204

The available-for-sale investment securities with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	In loss position for
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
September 30, 2015
Marketable equity securities	$9,159	$(1,171)	$—	$—	$9,159	$(1,171)
	$9,159	$(1,171)	$—	$—	$9,159	$(1,171)

December 31, 2014
Marketable equity securities	$6,599	$(138)	$3,534	$(966)	$10,133	$(1,104)
Mutual funds invested in fixed income securities	59,826	(1,659)	—	—	59,826	(1,659)
Marketable debt securities
U.S. Government securities	22,375	(18)	—	—	22,375	(18)
Corporate securities	30,896	(204)	7,224	(131)	38,120	(335)
U.S. mortgage-backed securities	3,370	(26)	—	—	3,370	(26)
Commercial mortgage-backed securities	11,332	(46)	5,176	(432)	16,508	(478)
U.S. asset-backed securities	15,228	(29)	—	—	15,228	(29)
Index-linked U.S. bonds	2,098	(30)	—	—	2,098	(30)
	$151,724	$(2,150)	$15,934	$(1,529)	$167,658	$(3,679)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from equity and debt securities are due to market price movements. The Company believes the unrealized losses associated with the Company's equity securities will be recovered in the future.

Gross realized gains and losses on available-for-sale investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Gross realized gains on sales	$129	$100	$13,601	$151
Gross realized losses on sales	(950)	(67)	(1,583)	(189)
(Loss) gain on sale of investment securities available for sale	$(821)	$33	$12,018	$(38)

Gross realized losses on other-than-temporary impairments	$(12,211)	$—	$(12,211)	$—

The Company recorded an “Other-than-temporary-impairment” charge of $12,211 during the three and nine months ended September 30, 2015.  The largest component of this charge was $6,895 related to Morgans Hotel Group Co., a company where Vector's President and Chief Executive Officer also serves as Chairman of the Board of Directors.
Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company's investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Proceeds from investment securities sales totaled $42,768 and $124,342 and proceeds from early redemptions by issuers totaled $3,130 and $615 in the three months ended September 30, 2015 and 2014, respectively, mainly from sales of Corporate securities and U.S. Government securities.
Proceeds from investment securities sales totaled $161,029 and $173,046 and proceeds from early redemptions by issuers totaled $8,397 and $1,207 in the nine months ended September 30, 2015 and 2014, respectively, mainly from sales of Corporate securities and U.S. Government securities.

4.	LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

	September 30, 2015	December 31, 2014
Investments accounted at cost	$42,056	$32,239
Investments accounted under the equity method	11,592	8,053
	$53,648	$40,292

Long-term investments accounted for at cost are summarized as follows:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term investments	$41,541	$46,435	$31,541	$38,039
Real estate partnership	515	587	698	1,108
	$42,056	$47,022	$32,239	$39,147

The Company accounts for investments which it has significant influence under the equity method. The Company recorded an equity loss of $579 and equity income of $829 for the three months ended September 30, 2015 and September 30, 2014, respectively. The Company recorded an equity loss of $2,273 and equity income of $1,462 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The fair value of the investments in investment companies accounted for under the equity method was approximately $11,592 and $8,053 as of September 30, 2015 and December 31, 2014.

The Company's investments under the equity method contains an investment in the common stock of Boyar Value Fund ("Boyar"). As of September 30, 2015, the Company owned approximately 30% of the outstanding stock of Boyar. The carrying value of the investment based on the quoted market price as of September 30, 2015 was $6,984. Ladenburg Thalmann Fund Management, LLC, an indirect subsidiary of Ladenburg Thalmann Financial Services Inc. is the manager of Boyar.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2015	December 31, 2014

Milanosesto Holdings (Sesto Holdings)	$5,037	$5,037
Land Development	5,037	5,037

10 Madison Square Park West (1107 Broadway)	9,522	6,383
The Marquand	13,900	12,000
11 Beach Street	11,928	12,328
20 Times Square (701 Seventh Avenue)	13,095	12,481
111 Murray Street	16,114	27,319
357 West (160 Leroy Street)	1,950	1,467
PUBLIC Chrystie House (Chrystie Street)	5,297	3,300
The Dutch (25-19 43rd Avenue)	980	733
Queens Plaza (23-10 Queens Plaza South)	14,732	11,082
87 Park (8701 Collins Avenue)	5,654	6,144
125 Greenwich Street	11,193	9,308
West Hollywood Edition (9040 Sunset Boulevard)	5,604	5,604
76 Eleventh Avenue	17,000	—
Monad Terrace	6,438	—
Condominium and Mixed Use Development	133,407	108,149

Maryland Portfolio	1,377	3,234
ST Portfolio	16,881	15,283
Apartment Buildings	18,258	18,517

Park Lane Hotel	19,373	19,341
Hotel Taiwana	7,337	7,629
Coral Beach and Tennis Club	3,023	2,816
Hotels	29,733	29,786

The Plaza at Harmon Meadow	5,638	—
Commercial	5,638	—

Other	1,979	1,971

Investments in real estate ventures	$194,052	$163,460

Condominium and Mixed-Use Development:
Condominium and mixed-use development investments range in ownership percentage from 5% to 49.5%. New Valley recorded net equity income of $248 and $923 for the three and nine months ended September 30, 2015, respectively. The $923 equity income for the nine months ended September 30, 2015 was primarily related to New Valley's proportionate share of the Marquand’s equity earnings from the sale of five units offset by equity losses from the other condominiums and mixed-use development projects. New Valley recorded equity income of $5,090 and $7,389 for the three and nine months ended September 30, 2014, respectively. The Company recorded $5,000 of equity income related to its proportionate share of the Marquand’s equity earnings from the sale of approximately 40% of its units during the quarter and $2,254 of equity income primarily related to the

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

sale of a commercial unit at 10 Madison Square Park West for the nine months ended September 30, 2014.
During the nine months ended September 30, 2015, New Valley made capital contributions totaling $35,776 related to ventures where New Valley previously held an investment, primarily at 10 Madison Square Park West, Queens Plaza and 125 Greenwich Street, and the new ventures 76 Eleventh Avenue and Monad Terrace. For ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners. New Valley's direct investment percentage did not change. During the nine months ended September 30, 2014, New Valley made capital contributions totaling $27,225 primarily related to 111 Murray Street, Queens Plaza and 125 Greenwich Street. New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners. New Valley's investment percentages did not change.
In May 2015, New Valley purchased a 5.1% interest in 76 Eleventh Avenue for $17,000. The joint venture related to 76 Eleventh Avenue is a variable interest entity, however, New Valley is not the primary beneficiary. New Valley accounts for its interest in the joint venture under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in 76 Eleventh Avenue as of September 30, 2015 is $17,000.
In May and June 2015, New Valley purchased a 31.3% interest in Monad Terrace for $6,200. The joint venture related to Monad Terrace is a variable interest entity, however, New Valley is not the primary beneficiary of the joint venture. New Valley accounts for its interest in the joint venture under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Monad Terrace as of September 30, 2015 is $6,438.
During the nine months ended September 30, 2015, New Valley received distributions of $11,441 primarily related to a return of capital from 111 Murray Street. The return of capital primarily resulted from the admittance of a new limited partner in 111 Murray Street. The admittance of the new limited partner reduced New Valley's interest in the overall joint venture from 25% to 9.5%. New Valley recognized equity income of $344 as a result of the transaction, offsetting the equity loss of $344 recognized during the year. During the nine months ended September 30, 2014, New Valley received distributions of $4,547 primarily related to 10 Madison Square Park West, 125 Greenwich Street, 11 Beach Street and 20 Times Square.
New Valley's maximum exposure to loss, net of non-controlling interest, as a result of its investments in condominium and mixed-use developments was $130,027 at September 30, 2015.

Apartment Buildings:
Apartment building investments range in ownership percentage from 7.6% to 16.3%. New Valley recorded an equity loss of $72 for the three months ended September 30, 2015 and equity income of $1,730 for the nine months ended September 30, 2015, respectively, primarily related to the ST Portfolio apartment portfolio. In 2015, ST Portfolio sold one (Phoenix, Arizona) of its three remaining Class A multi-family buildings and the proceeds were used to retire debt. New Valley recorded equity losses of $87 and $251 for the three and nine months ended September 30, 2014, respectively, primarily related to equity losses of ST Portfolio. New Valley received distributions of $1,989 and $375 during the nine months ended September 30, 2015 and 2014, respectively, primarily related to NV Maryland. New Valley's maximum exposure to loss as a result of its investment in apartment buildings was $18,258 at September 30, 2015.

Hotels:
Hotel investments range in ownership percentage from 5% to 49%. New Valley recorded equity losses of $1,323 and $2,330 for the three and nine months ended September 30, 2015, respectively, related to hotel operations. New Valley recorded equity losses of $2,053 and $4,222 for the three and nine months ended September 30, 2014, respectively. New Valley made capital contributions totaling $2,277 for the nine months ended September 30, 2015, primarily related to Coral Beach and Tennis Club and Park Lane Hotel. New Valley made capital contributions totaling $1,973 for the nine months ended September 30, 2014, primarily related to Coral Beach. New Valley's maximum exposure to loss as a result of its investments in hotels was $29,733 at September 30, 2015.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Commercial:
Commercial ventures include a contribution by New Valley of $5,931 for a 49% interest in a joint venture which purchased a shopping center, The Plaza at Harmon Meadow, in New Jersey at the end of March 2015. The joint venture is a variable interest entity, however, New Valley is not the primary beneficiary of the joint venture. New Valley will account for its interest in the joint venture under the equity method of accounting. New Valley recorded equity income of $20 and $47 for the three and nine months ended September 30, 2015 related to shopping center rental operations. New Valley received distributions totaling $340 for the nine months ended September 30, 2015, related to Harmon Meadow. New Valley's maximum exposure to loss as a result of its investments in commercial ventures was $5,638 at September 30, 2015.

Other:
Other investments in real estate ventures relate to an investment in a mortgage company and an insurance company partially owned by Douglas Elliman.

Real Estate Held for Sale:
The components of “Real estate held for sale, net” were as follows:

	September 30, 2015	December 31, 2014
Escena, net	$10,451	$10,643
Sagaponack	12,512	—
Real estate held for sale, net	$22,963	$10,643

Escena.  The assets of “Escena, net” are as follows:

	September 30, 2015	December 31, 2014
Land and land improvements	$8,902	$8,953
Building and building improvements	1,873	1,865
Other	1,596	1,568
	12,371	12,386
Less accumulated depreciation	(1,920)	(1,743)
	$10,451	$10,643

New Valley recorded operating losses of $779 and $804 for the three months ended September 30, 2015 and 2014, respectively, from Escena. New Valley recorded operating losses of $227 and $571 for the nine months ended September 30, 2015 and 2014, respectively, from Escena.

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

Investment in Sagaponack. In April 2015, New Valley has invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly owned and the balances of the project are included in the consolidated financial statements of the Company. As of September 30, 2015, the assets of Sagaponack consist of land and land improvements of $12,512.

6.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	September 30, 2015	December 31, 2014
Vector:
7.75% Senior Secured Notes due 2021, including premium of $8,337 and $9,275	$608,337	$609,275
6.75% Variable Interest Senior Convertible Note due 2015	—	25,000
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $136,365 and $146,634*	93,635	83,366
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $89,454 and $98,831*	169,296	159,919
Liggett:
Revolving credit facility	1,803	17,767
Term loan under credit facility	3,368	3,589
Equipment loans	10,919	13,966
Other	289	469
Total notes payable, long-term debt and other obligations	887,647	913,351
Less:
Current maturities	(7,957)	(52,640)
Amount due after one year	$879,690	$860,711
______________________
* The fair value of the derivatives embedded within the 6.75% Variable Interest Senior Convertible Note ($0 at September 30, 2015 and $884 at December 31, 2014, respectively), the 7.5% Variable Interest Senior Convertible Notes ($75,788 at September 30, 2015 and $87,638 at December 31, 2014, respectively) and the 5.5% Variable Interest Senior Convertible Debentures ($73,951 at September 30, 2015 and $80,864 at December 31, 2014, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

6.75% Variable Interest Senior Convertible Note due 2015 - Vector:
On February 3, 2015, the holder of the 6.75% Variable Interest Senior Convertible Note due 2015, converted the remaining $25,000 principal balance of the $50,000 Note into 2,338,930 of the Company's common shares. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $25,000.

Revolving Credit Facility and Term Loan Under Credit Facility - Liggett:

As of September 30, 2015, a total of $5,171 was outstanding under the revolving and term loan portions of the credit facility. Availability, as determined under the facility, was approximately $52,915 based on eligible collateral at September 30, 2015.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Shares of Common Stock per $1,000 Principal Amount due on Convertible Notes:

The conversion rates for all convertible debt outstanding as of September 30, 2015 and December 31, 2014, are summarized below:

	September 30, 2015		December 31, 2014
	Conversion Price	Shares per $1,000	Conversion Price	Shares per $1,000

6.75% Variable Interest Senior Convertible Note due 2014	$—	—	$10.69	93.5572
7.5% Variable Interest Senior Convertible Notes due 2019	$15.98	62.5743	$15.98	62.5743
5.5% Variable Interest Senior Convertible Debentures due 2020	$24.64	40.5891	$24.64	40.5891

Non-Cash Interest Expense - Vector:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Amortization of debt discount, net	$6,868	$14,277	$18,708	$41,180
Amortization of deferred finance costs	1,085	1,147	3,073	2,910
Accelerated interest expense on 6.75% Variable Interest Senior Convertible Note converted	—	—	—	3,679
Accelerated interest expense on 6.75% Variable Interest Senior Convertible Exchange Notes converted	—	994	—	1,433
	$7,953	$16,418	$21,781	$49,202

Fair Value of Notes Payable and Long-Term Debt:

	September 30, 2015			December 31, 2014
	Carrying		Fair	Carrying		Fair
	Value		Value	Value		Value
Notes payable and long-term debt	$887,647	(1)	$1,285,711	$913,351	(1)	$1,313,711

______________________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 11.

Notes payable and long-term debt are carried on the condensed consolidated balance sheet at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 11 if such liabilities were recorded on the condensed consolidated balance sheet at fair value. The estimated fair value of the Company's notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company's credit risk as described in the Company's Form 10-K. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7.	CONTINGENCIES

Tobacco-Related Litigation:

Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). With the commencement of new cases, the defense costs and the risks relating to the unpredictability of litigation increase. The future financial impact of the risks and expenses of litigation are not quantifiable. For the three months ended September 30, 2015 and 2014, Liggett incurred tobacco product liability legal expenses and costs totaling $5,355 and $2,108. For the nine months ended September 30, 2015 and 2014, Liggett incurred tobacco product liability legal expenses and costs totaling $11,068 and $7,282. These costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the Condensed Consolidated Statements of Operations.
Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending cases. Management reviews on a quarterly basis with counsel all pending litigation and evaluates whether an estimate can be made of the possible loss or range of loss that could result from an unfavorable outcome. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. Damages awarded in tobacco-related litigation can be significant.
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals, Liggett has secured approximately $12,268 in bonds as of September 30, 2015.
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
Cautionary Statement About Engle Progeny Cases. Judgments have been entered against Liggett and other industry defendants in Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. As of September 30, 2015, 23 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts. Fifteen verdicts were returned in favor of the plaintiffs (although in two of these cases (Irimi and Cohen), the court granted defendants' motion for a new trial and another (Putney) was reversed on appeal) and eight in favor of Liggett. In certain cases, the judgments were entered jointly and severally with other defendants and Liggett may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, Liggett under certain circumstances may have to pay more than their proportionate share of any bonding

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

or judgment related amounts. In four of the cases, punitive damages were awarded against Liggett. Several of the judgments remain on appeal. Except as discussed in this Note 7 regarding the cases where an adverse verdict was entered against Liggett and that remain on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members’ claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett’s past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. Liggett may, however, enter into settlement discussions in particular cases if it believes it is in its best interest to do so, including the remaining Engle progeny cases. As of September 30, 2015, Liggett (and in certain cases the Company) had, on an individual basis, settled 168 Engle progeny cases for approximately $3,546 in the aggregate. Five of those settlements occurred in the third quarter of 2015. In October 2013, Liggett announced a settlement of the claims of over 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement below).
Individual Actions
As of September 30, 2015, there were 55 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include approximately 285 Engle progeny cases or the approximately 100 individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	29
Maryland	12
New York	8
Louisiana	2
West Virginia	2
Missouri	1
Ohio	1
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
Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis, and affirmed the appellate court’s reversal of the punitive damages award, former class members had until January 2008 in which to file individual lawsuits. As a result, Liggett and the Company, and other cigarette manufacturers, were sued in thousands of Engle progeny cases in both federal and state courts in Florida. Although the Company was not named as a defendant in the Engle case, it was named as a defendant in substantially all of the Engle progeny cases where Liggett was named as a defendant.
Engle Progeny Settlement. In October 2013, the Company entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with approximately $61,600 paid in a lump sum and the balance to be paid in installments over 14 years, starting in February 2015. In exchange, the claims of over 4,900 plaintiffs were dismissed with prejudice against the Company and Liggett. Due to the settlement, in 2013 the Company recorded a charge of $86,213, of which $25,213 is related to certain payments discounted to their present value using an 11% annual discount rate. The Company recorded an additional charge of $643 in the first quarter of 2015 for additional cases joining the settlement and the restructuring of certain payments related to several previously settled cases. The installment payments total approximately $48,000 on an undiscounted basis. The Company’s future payments will be approximately $3,400 per annum through 2028, with a cost of living increase beginning in 2021.
Notwithstanding the comprehensive nature of the Engle Progeny Settlement, approximately 285 plaintiffs’ claims remain outstanding. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of September 30, 2015, the following Engle progeny cases have resulted in judgments against Liggett:

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
On June 12, 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings regarding the amount of the award. Plaintiff filed a motion for rehearing which was denied. Both sides sought discretionary review from the Florida Supreme Court. On September 28, 2015, the Florida Supreme Court directed the parties to brief the existence of its jurisdiction in light of the outcome of the Hess appeal.

April 2011	Tullo v. R.J. Reynolds	Palm Beach	225	—	Liggett satisfied the judgment and other than an issue with respect to the calculation of interest on the judgment and the amount of costs owed by Liggett, the case is concluded.
January 2012	Ward v. R.J. Reynolds	Escambia	1	—	Liggett satisfied the judgment and other than an issue regarding attorneys' fees, the case is concluded.
May 2012	Calloway v. R.J. Reynolds	Broward	1,947	7,600
A joint and several judgment for $16,100 was entered against R.J. Reynolds, Philip Morris, Lorillard and Liggett. On appeal to the Fourth District Court of Appeal. Oral argument occurred on June 16, 2015.

December 2012	Buchanan v. R.J. Reynolds	Leon	2,750	—
A joint and several judgment for $5,500 was entered against Liggett and Philip Morris. The court refused to reduce the award by decedent's comparative fault. Judgment was affirmed by the First District Court of Appeal, but the court certified an issue of conflict with another case. The defendants sought discretionary review by the Florida Supreme Court. On September 28, 2015, the Florida Supreme Court directed the parties to brief the existence of its jurisdiction in light of the outcome of the Hess appeal.

May 2013	Cohen v. R.J. Reynolds	Palm Beach	205	—	Defendants' motion seeking a new trial was granted by the trial court. Plaintiff appealed to the Fourth District Court of Appeal. Defendants cross-appealed.
August 2013	Rizzuto v. R.J. Reynolds	Hernando	3,479	—	Liggett settled its portion of the judgment for $1,500 and the case is concluded as to Liggett.
August 2014	Irimi v. R.J. Reynolds	Broward	31	—	In January 2015, the trial court granted defendants' motion for a new trial. Plaintiff appealed to the Fourth District Court of Appeal.
October 2014	Lambert v. R.J. Reynolds	Pinellas	3,600	9,500
A final judgment was entered against Liggett for $13,100. Liggett was the only defendant at trial. On appeal to the Second District Court of Appeal. The parties reached an agreement regarding the amount of plaintiff's trial level attorneys' fees and costs in the event plaintiff prevails on appeal.

November 2014	Boatright v. R.J. Reynolds	Polk	—	300
In November 2014, the jury awarded compensatory damages in the amount of $15,000 with 15% fault apportioned to plaintiff and 85% to Philip Morris.  The jury further assessed punitive damages against Philip Morris for $19,700 and Liggett for $300.  Post-trial motions were denied. A joint and several judgment was entered in the amount of $12,750 on the compensatory damages. Judgment was further entered against Liggett for $300 in punitive damages. On appeal to the Second District Court of Appeal.

June 2015	Caprio v. R.J. Reynolds	Broward	28	0
In February 2015, the jury answered certain questions on the verdict form, but were deadlocked as to others.  The court entered a partial judgment and ordered a new trial on the remaining issues, including comparative fault and punitive damages.  On appeal to the Fourth District Court of Appeal.

Total Damages Awarded:			29,547	18,400
Amounts paid or compromised:			(17,978)	(1,000)
Damages remaining on Appeal:			$11,569	$17,400
(1) Compensatory damages are adjusted to reflect the jury's allocation of comparative fault. The amounts listed above do not include attorneys' fees or statutory interest.
(2) See Exhibit 99.1 for a more complete description of the cases currently on appeal.

Through September 30, 2015, Liggett paid $20,312, including interest and legal fees, to satisfy the judgments in seven Engle progeny cases (Lukacs, Campbell, Douglas, Clay, Tullo, Ward and Rizzuto).

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company’s potential range of loss in the Putney, Calloway, Cohen, Irimi, Lambert, Boatright and Caprio cases is between $0 and $26,219 in the aggregate, plus interest and legal fees. In determining the range of loss, the Company considers potential settlements as well as future appellate relief. Except as disclosed elsewhere in this Note 7, the Company is unable to determine a range of loss related to the remaining Engle progeny cases. Other than $4,146 for Buchanan, accrued by Liggett in the third quarter 2015, no amounts have been expensed or accrued in the condensed consolidated financial statements for the cases described above. However, as cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
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
In March 2012, in Douglas, the Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings, but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants’ federal due process rights. In March 2013, the Florida Supreme Court affirmed the use of Engle jury findings and determined that there is no violation of the defendants’ due process rights. This was the first time the Florida Supreme Court addressed the merits of an Engle progeny case. In October 2013, the United States Supreme Court declined to review the decision and Liggett satisfied the judgment. To date, the United States Supreme Court has declined to review any Engle progeny decisions.

In Hess, a case pending in Broward County, the jury returned a verdict finding that decedent relied to his detriment on an omission by the defendant before May 5, 1982 (twelve years prior to the filing of the Engle Complaint). Defendant moved for judgment as a matter of law on plaintiff’s fraudulent concealment claim on the basis that the claim was barred by Florida’s statute of repose. The trial court denied the motion and was reversed by the Fourth District Court of Appeal, which held that any Engle progeny claim for a fraud committed before May 5, 1982 is barred. In April 2015, the Florida Supreme Court reversed the Fourth District Court of Appeal decision and reinstated the jury verdict. The Florida Supreme Court held that Engle defendants cannot raise a statute of repose defense to claims for concealment or conspiracy. Defendants' motion for rehearing was denied.

In April 2015, in Graham v. R.J. Reynolds Tobacco Co., the Eleventh Circuit held that federal law impliedly preempts use of the res judicata Engle findings to establish claims for strict liability or negligence. The plaintiff moved for rehearing.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Maryland Cases

Liggett is currently a defendant in 12 multi-defendant personal injury cases in Maryland that allege claims arising from asbestos and tobacco exposure.  Liggett along with other tobacco defendants have moved (or are in the process of moving) to dismiss the cases.  In the past, motions to dismiss have generally been successful, typically resulting in the dismissal without prejudice of the tobacco company defendants, including Liggett.  Recently, however, a Maryland intermediate appellate court ruled, in Stidham, et al. v. R. J. Reynolds Tobacco Company, et al., that dismissal of tobacco company defendants may not be appropriate where injury is asserted based on both asbestos and tobacco usage. Although Stidham is subject to further appellate review, and the scope of its holding is not yet known, it is possible that Liggett and other tobacco company defendants will not be dismissed from pending synergy exposure cases, and may be named as a defendant in asbestos-related personal injury actions in Maryland going forward, including approximately 20 additional synergy exposure cases currently pending in Maryland state court.

Liggett Only Cases.  There are currently three cases pending where Liggett is the only remaining defendant. Each of these cases is an Individual Action. In one of the Individual Actions, Hausrath (NY state court), plaintiff moved to restore the case to the active docket calendar after it was removed by the court. The motion was granted, affirmed on appeal and remanded to the trial court for further proceedings. A status conference is scheduled for November 13, 2015. There has been no further activity in the other two Individual Actions. Cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases.

Class Actions

As of September 30, 2015, three actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these actions.
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
In November 1997, in Young v. American Tobacco Co., a purported personal injury class action was commenced on behalf of plaintiff and all similarly situated residents in Louisiana who, though not themselves cigarette smokers, allege they were exposed to secondhand smoke from cigarettes that were manufactured by the defendants, including Liggett, and suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. No class certification hearing has been held. In 2013, plaintiffs’ filed a motion to stay the case and that motion was granted.
In February 1998, in Parsons v. AC & S Inc., a purported class action was commenced on behalf of all West Virginia residents who allegedly have personal injury claims arising from exposure to cigarette smoke and asbestos fibers. The complaint seeks to recover $1,000 in compensatory and punitive damages individually and unspecified compensatory and punitive damages for the class. The case is stayed due to the December 2000 bankruptcy of three of the defendants.
In February 2000, in Smith v. Philip Morris, a case pending in Kansas, a class action was commenced against cigarette manufacturers alleging they conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs sought to recover an unspecified amount in actual and punitive damages. Class certification was granted in November 2001. In March 2012, the court granted the defendants' motions for summary judgment and dismissed plaintiffs’ claims with prejudice. In July 2014, the court of appeals affirmed the lower court’s decision. In August 2014, plaintiffs sought review by the Kansas Supreme Court, which the court denied in June 2015, thereby concluding this litigation.

Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain "common" issues. Liggett was severed from trial of the consolidated action. After two mistrials, in May 2013, the jury rejected all but one of the plaintiffs' claims, finding in favor of plaintiffs on the claim that ventilated filter cigarettes between 1964 and July 1, 1969 should

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

have included instructions on how to use them. The issue of damages was reserved for further proceedings. The court entered judgment in October 2013, dismissing all claims except the ventilated filter claim. The judgment was affirmed on appeal and remanded to the trial court for further proceedings. In April 2015, the plaintiffs filed a petition for writ of certiorari to the United States Supreme Court which subsequently declined review. In July 2015, the trial court ruled on the scope of the ventilated filter claim and determined that only 30 plaintiffs have potentially viable claims against the non-Liggett defendants, which may be pursued in a second phase of the trial. The court intends to try the claims of these plaintiffs in six consolidated trials, each with five plaintiffs. The trial court set the first two dates for the consolidated trials for June 13, 2016 and December 4, 2016. With respect to Liggett, the trial court requested that Liggett and plaintiffs brief whether any claims against Liggett survive given the outcome of the first phase of the trial.  Briefing of that issue is underway. If the case proceeds against Liggett, it is estimated that Liggett could be a defendant in less than 25 of the remaining individual cases.
In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers including cases alleging, among other things, that use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices. Adverse decisions in these cases could have a material adverse affect on Liggett’s sales volume, operating income and cash flows.
Health Care Cost Recovery Actions
As of September 30, 2015, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.
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
Upcoming Trials
As of September 30, 2015, there were nine Engle progeny cases scheduled for trial through September 30, 2016, where Liggett (and/or the Company) is a named defendant. Trial dates are, however, subject to change. In Shulman, an Engle progeny case, trial commenced October 16, 2015.
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
Certain MSA Disputes
NPM Adjustment.  In March 2006, an economic consulting firm selected pursuant to the MSA determined that the MSA was a “significant factor contributing to” the Participating Manufacturers' loss of market share to non-participating manufacturers for 2003. Under the MSA, such a “significant factor” determination results in the calculation of a reduction in the payment obligations of the Participating Manufacturers, which is known as the “NPM Adjustment.” The economic consulting firm subsequently made the same determination with respect to 2004 and 2005. In March 2009, a different economic consulting firm made the same determination for 2006. As a result, the Participating Manufacturers are entitled to potential NPM Adjustments to each of their 2003 - 2006 MSA payments. The Participating Manufacturers are also entitled to potential NPM Adjustments to their 2007 - 2014 payments pursuant to agreements entered into between the OPMs and the Settling States under which the OPMs agreed to make certain payments for the benefit of the Settling States, in exchange for which the Settling States stipulated that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers for each of those years. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid allocation of the NPM Adjustment to the payments made by the Participating Manufacturers for the benefit of that Settling State.
For 2003 - 2014, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco paid subject to dispute, withheld payment or paid into a disputed payment account, the amounts associated with these NPM Adjustments.
Notwithstanding provisions in the MSA requiring arbitration, litigation was filed in 49 Settling States involving the application of the NPM Adjustment for 2003 and whether it was to be determined through litigation or arbitration. Under the MSA, the independent auditor previously determined the NPM Adjustment for 2003 to be as much as $1,200,000 for all Participating Manufacturers. All but one of the 48 courts that decided the issue ruled that the 2003 NPM Adjustment dispute was arbitrable.
In response to a proposal from the OPMs and many of the SPMs, 45 of the Settling States, representing approximately 90% of the allocable shares of the Settling States, entered into an agreement providing for the nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003, as ordered by the various state courts. In exchange, the Participating Manufacturers agreed to a 20% reduction in amounts recovered for the NPM Adjustment for 2003. In June 2010, the three person arbitration panel was selected. In November 2011, the Participating Manufacturers advised the arbitration panel that they were not contesting diligent enforcement of 16 Settling States for 2003. Substantive hearings commenced in April 2012 and were completed in June 2013.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In December 2012, the Participating Manufacturers entered into a term sheet with 20 Settling States setting out terms for settlement of the NPM Adjustment for 2003 - 2012 and addressing the NPM Adjustment with respect to those states for future years. Certain of the non-settling states objected to the settlement. In March 2013, the arbitration panel entered a Stipulated Partial Settlement and Award which, among other things, overruled the objections of the non-settling states and directed the independent auditor to implement certain terms of the term sheet effective with the MSA payments for 2012, due April 2013. In May 2013, two additional states joined the settlement and in June 2014, another two states joined the settlement. Several non-settling states filed motions in state courts attempting to vacate the settlement award. Although certain terms of the settlement were implemented by the independent auditor in April 2013, no assurance can be given as to the ultimate outcome of the non-settling states’ challenges. The parties have been working towards converting the term sheet into a final settlement agreement. As a result of the settlement, in the first nine months of 2013, Liggett reduced cost of sales by $6,947. Liggett received credits of $1,733 in April 2014 from these settling states related to the 2013 NPM Adjustment. Liggett received additional credits of $1,940 in April 2015 related to the 2014 NPM Adjustment.
In September 2013, the panel issued its decisions with respect to the 15 states that did not enter into the term sheet and as to which the Participating Manufacturers contested diligence. The panel found that six of these states did not diligently enforce their MSA escrow statutes in 2003. As a result of this ruling, Liggett reduced cost of sales by $5,987, in the third quarter of 2013. All six of the states that were found to be non-diligent filed motions in state court seeking to vacate or reduce the amount of the arbitration award. Before the MSA payments for 2013 were due, the Pennsylvania trial court rejected the state’s motion to vacate the award, but granted its motion to reduce the award. As a result, in April 2014, Liggett received a credit in the amount of $6,441 for the 2003 NPM Adjustment (as calculated by the independent auditor). Liggett subsequently reimbursed the six states 20% of that credit pursuant to the agreement discussed above, bringing its net recovery to $5,152, which is approximately $1,315 lower than the amount to which Liggett believes it is entitled. After the April 2014 MSA payment date, a state trial court in Missouri issued a ruling similar to the ruling in Pennsylvania. As such, Liggett’s 2003 NPM Adjustment credit could be reduced by an additional $521. After the April 2014 MSA payment date, a state trial court in Maryland reached a different result from the Pennsylvania and Missouri trial courts, denying the state’s motion to vacate the award and further denying its motion to reduce the amount of the award payable to Liggett. A New Mexico trial court has not yet ruled on New Mexico’s motion. In June 2014, Kentucky and Indiana agreed to settle the dispute and join the term sheet described above. As a result, Liggett reduced cost of sales by approximately $1,400 in the second quarter of 2014. The Participating Manufacturers, including Liggett, appealed the Pennsylvania and Missouri decisions, while Maryland appealed the Maryland decision. In April 2015, the Pennsylvania decision was affirmed by the appellate court. The Participating Manufacturers have asked the Pennsylvania Supreme Court to grant discretionary review of that decision. In September 2015, the portion of the Missouri opinion that reduced the arbitration award was reversed by the appellate court. It is likely that the State will ask the Missouri Supreme Court to grant a discretionary appeal of that decision. In October 2015, the portion of the Maryland trial court ruling that denied reduction of the arbitration award was reversed by the appellate court. It is likely that the Participating Manufacturers will ask the Maryland Court of Appeals (Maryland’s highest court) to grant a discretionary review of that decision. If Liggett is unsuccessful in its appeals or if other states are successful with respect to any such appeals or motions, the amount of the 2003 NPM Adjustment and any interest or earnings to which Liggett is entitled could be lower than the amounts described above and Liggett might be obligated to pay additional monies.
In October 2015, substantially all of the Participating Manufacturers settled the NPM Adjustment dispute with the state of New York for 2004 - 2014 and agreed to a mechanism for potential future credits against the Participating Manufacturers' MSA payments for 2015 forward. As a result of the settlement, Liggett reduced cost of sales by approximately $5,700 for the three and nine months ended September 30, 2015.
The remaining NPM Adjustment accrual of approximately $20,000 at September 30, 2015 relates to the disputed amounts Liggett withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett loses the disputes for those years. Following release of previously disputed amounts to the state of New York as part of the October 2015 settlement, it is anticipated there will be approximately $23,000 remaining in the disputed payments accounts relating to Liggett's 2011- 2014 NPM Adjustment disputes with the non-settling states.
    Disputes over the NPM Adjustments for 2004-2014 remain to be arbitrated with the states that have not joined the settlement. Liggett is currently involved in litigation in 20 states over the scope and form of the arbitration for 2004. Further adjustments could also be due to Liggett and Vector Tobacco under the settlement with 24 states for 2013 forward.

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
In December 2012, the parties arbitrated the dispute. In February 2013, the arbitrators ruled that the independent auditor was precluded from recalculating Liggett’s grandfathered market share (“GFMS”) exemption. The arbitrators further ruled that, for purposes of calculating Liggett’s payment obligations, Liggett’s market share, calculated on a net basis, should be increased by a factor of 1.25%. Liggett filed a motion seeking correction of the part of the arbitrators’ decision that would require the 1.25% increase in Liggett’s market share. The states opposed Liggett’s motion.
In October 2014, the panel issued a Corrected Final Award that eliminated the 1.25% adjustment increase. The panel further determined that the independent auditor shall compute Liggett’s market share for all years after 2000 on a “net” basis, but adjust that computation to approximate “gross” market share by using actual returned product data for each year. In July 2015, the independent auditor issued calculations, purportedly based on the Corrected Final Award, which indicated that Liggett owes approximately $16,000 for years 2001 - 2013. Liggett contends that the independent auditor's calculations are not consistent with the Corrected Final Award and has disputed same. Liggett's accrual for this matter was $8,500 at September 30, 2015.
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
The activity in the Company's accruals for the MSA and tobacco litigation for the nine months ended September 30, 2015 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2015	$26,322	$3,149	$29,471	$25,809	$25,700	$51,509
Expenses	83,236	6,371	89,607	—	(195)	(195)
NPM Settlement adjustment	—	—	—	(5,715)	—	(5,715)
Change in MSA obligations capitalized as inventory	1,536	—	1,536	—	—	—
Payments	(18,142)	(5,851)	(23,993)	—	—	—
Reclassification from non-current liabilities	—	3,305	3,305	—	(3,305)	(3,305)
Interest on withholding	—	666	666	—	1,872	1,872
Balance as of September 30, 2015	$92,952	$7,640	$100,592	$20,094	$24,072	$44,166

The activity in the Company's accruals for the MSA and tobacco litigation for the nine months ended September 30, 2014 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2014	$25,348	$59,310	$84,658	$27,571	$27,058	$54,629
Expenses	83,159	2,041	85,200	—	—	—
NPM Settlement adjustment	—	—	—	(1,419)	—	(1,419)
Change in MSA obligations capitalized as inventory	(917)	—	(917)	—	—	—
Payments	(16,343)	(61,822)	(78,165)	—	—	—
Reclassification from non-current liabilities	343	3,575	3,918	(343)	(3,575)	(3,918)
Interest on withholding	—	203	203	—	1,546	1,546
Balance as of September 30, 2014	$91,590	$3,307	$94,897	$25,809	$25,029	$50,838

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
Liggett Vector Brands entered into an agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. The agreement expires in February 2016. Under the agreement, Liggett Vector Brands agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. To secure its potential obligations under the agreement, Liggett Vector Brands posted a $100 letter of credit and agreed to fund up to an additional $400. Liggett previously paid $83 for obligations under this program, and therefore, is only committed to fund an additional $317 over the letter of credit. The Company believes Liggett Vector Brands' obligation under the agreement was immaterial at September 30, 2015.
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

8.	EMPLOYEE BENEFIT PLANS

The following table summarizes key information related to the Company's pension plans and other postretirement benefits:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost — benefits earned during the period	$133	$131	$398	$392	$2	$2	$6	$7
Interest cost on projected benefit obligation	1,205	1,549	3,803	4,647	93	108	278	323
Expected return on assets	(1,814)	(2,130)	(5,627)	(6,389)	—	—	—	—
Settlement loss	—	—	1,607	—	—	—	—	—
Amortization of net loss (gain)	254	269	823	806	(24)	(15)	(73)	(45)
Net (income) expense	$(222)	$(181)	$1,004	$(544)	$71	$95	$211	$285

9.	RESTRUCTURING
In October 2015, the Company's tobacco segment commenced a restructuring by realigning its sales force and adjusting its business model to more efficiently serve its chain and independent accounts. In connection with the restructuring, the segment's workforce is expected to decline by approximately 95 employees (or approximately 17% of the tobacco segment's workforce).

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The following table summarizes estimated restructuring charges and actual amounts expensed for the three and nine months ended September 30, 2015:

	Total Estimated Costs	Amounts expensed through September 30, 2015
Cash Charges
Employee severance and benefits	$1,094	$1,094
Lease termination costs	223	—
Other restructuring expenses	207	—
	1,524	1,094
Non-Cash:
Employee pension benefits	4,000	—
Point of Sale inventory impairment	454	454
	4,454	454

Total restructuring expenses	$5,978	$1,548

All amounts expensed through September 30, 2015 are included as Restructuring expenses in the Company’s condensed statements of operations and are all attributable to the Company’s Tobacco segment. The Company anticipates that the remaining restructuring expense will be recognized in the fourth quarter of 2015.
Severance and benefits expensed for the three and nine months ended September 30, 2015 relate entirely to a reduction in sales and administrative positions. Non-cash employee pension benefits costs relate to a reduction in manufacturing positions at Liggett’s plant in Mebane, NC.
The Company’s estimates of the restructuring expense and the timing of various events are based on a number of assumptions and actual results may differ materially from these estimates.
The following table presents the changes in the employee severance and benefits liability under the Tobacco segment restructuring plan:

Severance liability at July 1, 2015	$—
Severance expense	1,094
Severance payments	—
Severance liability at September 30, 2015	$1,094

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
The Company's income tax expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income before provision for income taxes	$29,357	$31,669	$94,321	$57,272
Income tax expense using estimated annual effective income tax rate	11,557	9,932	37,238	17,962
Changes in effective tax rates	1,539	(374)	—	—
Impact of discrete items, net	412	1,305	313	1,944
Inclusion of tax liabilities from unincorporated entities	—	1,101	—	1,101
Income tax expense	$13,508	$11,964	$37,551	$21,007

The discrete item for the nine months ended September 30, 2015 is primarily related to a change in the marginal state tax rate as a result of recent state legislations changes, the rate differential in other comprehensive income and the results of recent state income tax audits.
In the first quarter of 2014, the Company properly determined an adjustment for $1,944 related to its marginal tax rate was required as a result of its acquisition of 20.59% of Douglas Elliman Realty, LLC. This amount was originally recorded as additional income tax expense of $639, a reduction of Additional Paid-In Capital of $865 and a reduction of Other Comprehensive Income of $440. During the three months ended September 30, 2014, the Company reassessed the treatment of the previously recorded reductions to Additional Paid-In-Capital and Accumulated Other Comprehensive Income and reclassified such amounts as an increase to income tax expense. The Company assessed the materiality of the misclassifications on the financial statements in the prior quarters of 2014 and concluded that it was immaterial to all previously issued quarterly financial statements and the three and nine months ended September 30, 2014.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of September 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$101,960	$101,960	$—	$—
Certificates of deposit	3,465	—	3,465	—
Bonds	12,368	12,368	—	—
Investment securities available for sale
Equity securities	106,976	106,976	—	—
Mutual funds invested in fixed income securities	54,864	54,864	—	—
Fixed income securities
U.S. Government securities	35,433	—	35,433	—
Corporate securities	54,741	—	54,741	—
U.S. mortgage backed securities	6,351	—	6,351	—
Commercial mortgage-backed securities	14,537	—	14,537	—
U.S. asset backed securities	13,360	—	13,360	—
Index-linked U.S. bonds	2,114	—	2,114	—
Total fixed income securities	126,536	—	126,536	—

Warrants (1)	577	—	—	577
Total	$406,746	$276,168	$130,001	$577

Liabilities:
Fair value of derivatives embedded within convertible debt	$149,739	$—	$—	$149,739

(1)
Warrants are 1,000,000 warrants to purchase Ladenburg Thalmann Financial Services Inc. (“LTS”) common stock received on November 4, 2011 which were carried at $577 as of September 30, 2015 and are included in “Other assets.” The Company recognized a loss of $1,765 for the nine months ended September 30, 2015 related to the change in fair value of the Warrants.

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

(1)
Warrants include 1,000,000 of LTS Warrants received on November 4, 2011 which were carried at $2,342 as of December 31, 2014 and are included in “Other assets.” The Company recognized income of $584 for the year ended December 31, 2014 related to the change in fair value of the Warrants. The Company recognized income of $868 for the nine months ended September 30, 2014.

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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at September 30, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	September 30, 2015	Valuation Technique	Unobservable Input	Range (Actual)

Warrant	$577	Option model	Stock price	$2.11
			Exercise price	$1.68
			Term (in years)	1.1
			Volatility	39.23%
			Dividend rate	—
			Risk-free return	0.70%

Fair value of derivatives embedded within convertible debt	$149,739	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$22.61
			Convertible trading price (as a percentage of par value)	111.63%
			Volatility	18.72%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	6.0% - 6.5% (6.14%)

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of September 30, 2015 and December 31, 2014.

12.	SEGMENT INFORMATION

The Company's significant business segments for the three and nine months ended September 30, 2015 and 2014 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of conventional cigarettes. The E-Cigarettes segment includes the operations of the Company's e-cigarette business. The Real Estate segment includes the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Indian Creek, Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company's operations before taxes for the three and nine months ended September 30, 2015 and 2014 follows:

				Real	Corporate
	Tobacco		E-Cigarettes	Estate	and Other	Total
Three months ended September 30, 2015
Revenues	$264,170		$201	$185,563	$—	$449,934
Operating income (loss)	63,630	(1)	(2,146)	12,227	(4,106)	69,605
Equity loss from real estate ventures	—		—	(916)	—	(916)
Depreciation and amortization	2,850		—	3,388	435	6,673

Three months ended September 30, 2014
Revenues	$264,520		$1,608	$153,748	$—	$419,876
Operating income (loss)	52,993	(2)	(2,910)	16,222	(3,321)	62,984
Equity income from real estate ventures	—		—	3,258	—	3,258
Depreciation and amortization	2,853		—	2,740	452	6,045

Nine months ended September 30, 2015
Revenues	$747,145		$881	$478,841	$—	$1,226,867
Operating income (loss)	169,515	(3)	(7,710)	21,270	(13,475)	169,600
Equity income from real estate ventures	—		—	1,278	—	1,278
Depreciation and amortization	8,717		—	9,372	1,307	19,396
Capital expenditures	3,305		—	4,554	—	7,859

Nine months ended September 30, 2014
Revenues	$748,468		$9,977	$415,280	$—	$1,173,725
Operating income (loss)	147,395	(4)	(7,100)	36,867	(11,148)	166,014
Equity income from real estate ventures	—		—	3,002	—	3,002
Depreciation and amortization	7,934		—	9,709	956	18,599
Capital expenditures	7,911		—	5,614	7,221	20,746

(1) Operating income includes $5,715 of income from MSA Settlement, $3,750 of litigation judgment expense and $1,548 of restructuring expense.
(2) Operating income includes $225 of litigation judgment expense.
(3) Operating income includes $5,715 of income from MSA Settlement, $5,843 of litigation judgment expense, $1,548 of restructuring expense, and $1,607 of pension settlement expense.

(4)	Operating income includes $1,419 of income from MSA Settlement and $1,725 of litigation judgment expense.

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
At September 30, 2015, management believed that the Company was in compliance with all covenants under the indentures of the 7.75% Senior Secured Notes.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		September 30, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$94,546	$26,842	$124,959	$—	$246,347
Investment securities available for sale	242,529	45,847	—	—	288,376
Accounts receivable - trade, net	—	12,099	8,013	—	20,112
Intercompany receivables	1,083	—	—	(1,083)	—
Inventories	—	90,695	—	—	90,695
Deferred income taxes	—	1,939	—	(1,939)	—
Income taxes receivable, net	11,822	—	—	(11,822)	—
Restricted assets	—	1,420	1,414	—	2,834
Other current assets	912	5,103	31,809	—	37,824
Total current assets	350,892	183,945	166,195	(14,844)	686,188
Property, plant and equipment, net	1,944	55,133	19,290	—	76,367
Real estate held for sale, net	—	—	22,963	—	22,963
Long-term investments	53,132	—	516	—	53,648
Investments in real estate ventures	—	—	194,052	—	194,052
Investments in consolidated subsidiaries	525,652	—	—	(525,652)	—
Restricted assets	1,709	16,938	—	—	18,647
Goodwill and other intangible assets, net	—	107,511	157,969	—	265,480
Prepaid pension costs	—	27,440	—	—	27,440
Other assets	40,528	11,790	1,698	—	54,016
Total assets	$973,857	$402,757	$562,683	$(540,496)	$1,398,801
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$7,731	$226	$—	$7,957
Current portion of employee benefits	—	931	—	—	931
Intercompany payables	—	—	1,083	(1,083)	—
Income taxes payable, net	—	12,005	3	(11,822)	186
Litigation accruals and current payments due under the Master Settlement Agreement	—	100,592	—	—	100,592
Deferred income taxes, net	9,260	—	—	(1,939)	7,321
Other current liabilities	24,329	41,751	45,723	—	111,803
Total current liabilities	33,589	163,010	47,035	(14,844)	228,790
Notes payable, long-term debt and other obligations, less current portion	871,268	8,407	15	—	879,690
Fair value of derivatives embedded within convertible debt	149,739	—	—	—	149,739
Non-current employee benefits	33,651	16,262	—	—	49,913
Deferred income taxes, net	24,862	35,905	35,730	—	96,497
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	2,535	44,356	4,108	—	50,999
Total liabilities	1,115,644	267,940	86,888	(14,844)	1,455,628
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(141,787)	134,817	390,835	(525,652)	(141,787)
Non-controlling interest	—	—	84,960	—	84,960
Total stockholders' (deficiency) equity	(141,787)	134,817	475,795	(525,652)	(56,827)
Total liabilities and stockholders' (deficiency) equity	$973,857	$402,757	$562,683	$(540,496)	$1,398,801

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$211,751	$9,724	$104,890	$—	$326,365
Investment securities available for sale	278,010	68,033	—	—	346,043
Accounts receivable - trade, net	—	18,024	5,304	—	23,328
Intercompany receivables	795	267	—	(1,062)	—
Inventories	—	90,323	—	—	90,323
Income taxes receivable, net	1,055	463	21	1,743	3,282
Restricted assets	—	1,181	1,414	—	2,595
Other current assets	899	9,133	26,686	—	36,718
Total current assets	492,510	197,148	138,315	681	828,654
Property, plant and equipment, net	2,648	61,149	20,315	—	84,112
Real estate held for sale, net	—	—	10,643	—	10,643
Long-term investments	39,594	—	698	—	40,292
Investments in real estate ventures	—	—	163,460	—	163,460
Investments in consolidated subsidiaries	518,963	—	—	(518,963)	—
Restricted assets	1,707	10,306	—	—	12,013
Goodwill and other intangible assets, net	—	107,511	162,461	—	269,972
Prepaid pension costs	—	25,032	—	—	25,032
Other assets	45,904	10,743	2,246	—	58,893
Total assets	$1,101,326	$411,889	$498,138	$(518,282)	$1,493,071
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of notes payable and long-term debt	$25,000	$27,248	$392	$—	$52,640
Current portion of fair value of derivatives embedded within convertible debt	884	—	—	—	884
Current portion of employee benefits	—	931	—	—	931
Intercompany payables	—	—	1,062	(1,062)	—
Income taxes payable, net	—	—	—	1,743	1,743
Litigation accruals and current payments due under the Master Settlement Agreement	—	29,471	—	—	29,471
Deferred income taxes, net	17,452	11,027	—	—	28,479
Other current liabilities	36,653	58,677	31,425	—	126,755
Total current liabilities	79,989	127,354	32,879	681	240,903
Notes payable, long-term debt and other obligations, less current portion	852,560	8,120	31	—	860,711
Fair value of derivatives embedded within convertible debt	168,502	—	—	—	168,502
Non-current employee benefits	32,842	16,472	—	—	49,314
Deferred income taxes, net	23,539	32,301	38,670	—	94,510
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	921	51,775	4,383	—	57,079
Total liabilities	1,158,353	236,022	75,963	681	1,471,019
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(57,027)	175,867	343,096	(518,963)	(57,027)
Non-controlling interest	—	—	79,079	—	79,079
Total stockholders' (deficiency) equity	(57,027)	175,867	422,175	(518,963)	22,052
Total liabilities and stockholders' (deficiency) equity	$1,101,326	$411,889	$498,138	$(518,282)	$1,493,071

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$264,480	$185,563	$(109)	$449,934
Expenses:
Cost of sales	—	174,839	121,078	—	295,917
Operating, selling, administrative and general expenses	6,372	20,712	52,139	(109)	79,114
Litigation settlement and judgment expense	—	3,750	—	—	3,750
Management fee expense	—	2,562	—	(2,562)	—
Restructuring expenses	—	1,548	—	—	1,548
Operating (loss) income	(6,372)	61,069	12,346	2,562	69,605
Other income (expenses):
Interest expense	(31,609)	(1,288)	(1)	—	(32,898)
Change in fair value of derivatives embedded within convertible debt	7,044	—	—	—	7,044
Equity loss from real estate ventures	—	—	(916)	—	(916)
Equity loss from investments	(579)	—	—	—	(579)
Loss on sale of investment securities available for sale	(821)	—	—	—	(821)
Impairment of investment securities available for sale	(4,224)	(7,987)	—	—	(12,211)
Equity income in consolidated subsidiaries	32,335	—	—	(32,335)	—
Management fee income	2,562	—	—	(2,562)	—
Other, net	(61)	(111)	305	—	133
(Loss) income before provision for income taxes	(1,725)	51,683	11,734	(32,335)	29,357
Income tax benefit (expense)	13,930	(24,043)	(3,395)	—	(13,508)
Net income	12,205	27,640	8,339	(32,335)	15,849
Net income attributed to non-controlling interest	—	—	(3,644)	—	(3,644)
Net income attributed to Vector Group Ltd.	12,205	27,640	4,695	(32,335)	12,205
Comprehensive income attributed to non-controlling interest	—	—	(3,644)	—	(3,644)
Comprehensive (loss) income attributed to Vector Group Ltd.	$(11,685)	$18,484	$4,695	$(23,179)	$(11,685)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$266,328	$153,748	$(200)	$419,876
Expenses:
Cost of sales	—	190,794	96,442	—	287,236
Operating, selling, administrative and general expenses	6,099	22,395	41,137	(200)	69,431
Litigation settlement and judgment expense	—	225	—	—	225
Management fee expense	—	2,467	—	(2,467)	—
Operating (loss) income	(6,099)	50,447	16,169	2,467	62,984
Other income (expenses):
Interest expense	(43,005)	(1,026)	(3)	—	(44,034)
Change in fair value of derivatives embedded within convertible debt	7,127	—	—	—	7,127
Acceleration of interest expense related to debt conversion	(994)	—	—	—	(994)
Equity income from real estate ventures	—	—	3,258	—	3,258
Equity income from investments	829	—	—	—	829
Gain on sale of investment securities available for sale	33	—	—	—	33
Equity income in consolidated subsidiaries	36,428	—	—	(36,428)	—
Management fee income	2,467	—	—	(2,467)	—
Other, net	1,936	296	234	—	2,466
(Loss) income before provision for income taxes	(1,278)	49,717	19,658	(36,428)	31,669
Income tax benefit (expense)	16,157	(21,491)	(6,630)	—	(11,964)
Net income	14,879	28,226	13,028	(36,428)	19,705
Net income attributed to non-controlling interest	—	—	(4,826)	—	(4,826)
Net income attributed to Vector Group Ltd.	14,879	28,226	8,202	(36,428)	14,879
Comprehensive income attributed to non-controlling interest	—	—	(4,826)	—	(4,826)
Comprehensive income attributed to Vector Group Ltd.	$23,894	$28,367	$8,202	$(36,569)	$23,894

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Nine Months Ended September 30, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$748,394	$478,841	$(368)	$1,226,867
Expenses:
Cost of sales	—	507,833	309,306	—	817,139
Operating, selling, administrative and general expenses	20,266	64,604	148,235	(368)	232,737
Litigation settlement and judgment expense	—	5,843	—	—	5,843
Management fee expense	—	7,687	—	(7,687)	—
Restructuring expenses	—	1,548	—	—	1,548
Operating (loss) income	(20,266)	160,879	21,300	7,687	169,600
Other income (expenses):
Interest expense	(93,243)	(3,158)	(4)	—	(96,405)
Change in fair value of derivatives embedded within convertible debt	18,760	—	—	—	18,760
Equity income from real estate ventures	—	—	1,278	—	1,278
Equity loss from investments	(2,273)	—	—	—	(2,273)
(Loss) gain on sale of investment securities available for sale	(1,157)	13,175	—	—	12,018
Impairment of investment securities available for sale	(4,224)	(7,987)	—	—	(12,211)
Gain on liquidation of long-term investment	—	—	—	—	—
Equity income in consolidated subsidiaries	104,083	—	—	(104,083)	—
Management fee income	7,687	—	—	(7,687)	—
Other, net	1,859	409	1,286	—	3,554
Income before provision for income taxes	11,226	163,318	23,860	(104,083)	94,321
Income tax benefit (expense)	39,803	(69,450)	(7,904)	—	(37,551)
Net income	51,029	93,868	15,956	(104,083)	56,770
Net income attributed to non-controlling interest	—	—	(5,741)	—	(5,741)
Net income attributed to Vector Group Ltd.	51,029	93,868	10,215	(104,083)	51,029
Comprehensive income attributed to non-controlling interest	—	—	(5,741)	—	(5,741)
Comprehensive income attributed to Vector Group Ltd.	$26,357	$84,073	$10,215	$(94,288)	$26,357

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Nine Months Ended September 30, 2014
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$758,645	$415,280	$(200)	$1,173,725
Expenses:
Cost of sales	—	544,024	261,531	—	805,555
Operating, selling, administrative and general expenses	17,315	66,270	117,046	(200)	200,431
Litigation settlement and judgment expense	—	1,725	—	—	1,725
Management fee expense	—	7,402	—	(7,402)	—
Operating (loss) income	(17,315)	139,224	36,703	7,402	166,014
Other income (expenses):
Interest expense	(120,977)	(3,265)	(40)	612	(123,670)
Change in fair value of derivatives embedded within convertible debt	7,447	—	—	—	7,447
Acceleration of interest expense related to debt conversion	(5,112)	—	—	—	(5,112)
Equity income from real estate ventures	—	—	3,002	—	3,002
Loss on sale of investment securities available for sale	(38)	—	—	—	(38)
Equity income from investments	1,462	—	—	—	1,462
Equity income in consolidated subsidiaries	96,554	—	—	(96,554)	—
Management fee income	7,402	—	—	(7,402)	—
Other, net	3,702	780	4,297	(612)	8,167
(Loss) income before provision for income taxes	(26,875)	136,739	43,962	(96,554)	57,272
Income tax benefit (expense)	52,259	(57,846)	(15,420)	—	(21,007)
Net income	25,384	78,893	28,542	(96,554)	36,265
Net income attributed to non-controlling interest	—	—	(10,881)	—	(10,881)
Net income attributed to Vector Group Ltd.	25,384	78,893	17,661	(96,554)	25,384
Comprehensive income attributed to non-controlling interest	—	—	(10,881)	—	(10,881)
Comprehensive income attributed to Vector Group Ltd.	$41,218	$79,026	$17,661	$(96,687)	$41,218

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$84,832	$168,095	$31,660	$(144,569)	$140,018
Cash flows from investing activities:
Sale of investment securities	146,614	14,415	—	—	161,029
Maturities of investment securities	2,653	—	—	—	2,653
Purchase of investment securities	(156,521)	(6,324)	—	—	(162,845)
Proceeds from sale or liquidation of long-term investments	—	—	182	—	182
Purchase of long-term investments	(10,000)	—	—	—	(10,000)
Investments in real estate ventures	—	—	(43,280)	—	(43,280)
Distributions from investments in real estate ventures	—	—	11,205	—	11,205
Increase in cash surrender value of life insurance policies	(766)	(459)	—	—	(1,225)
Increase in restricted assets	(2)	(6,870)	—	—	(6,872)
Issuance of notes receivable	—	—	(4,410)	—	(4,410)
Investments in subsidiaries	(53,511)	—	—	53,511	—
Proceeds from sale of fixed assets	—	3	—	—	3
Capital expenditures	—	(3,305)	(4,554)	—	(7,859)
Repayments of notes receivable	1,106	—	4,000	—	5,106
Pay downs of investment securities	5,743	—	—	—	5,743
Proceeds from sale of preferred securities	—	—	1,000	—	1,000
Investments in real estate held for sale	—	—	(12,512)	—	(12,512)
Net cash used in investing activities	(64,684)	(2,540)	(48,369)	53,511	(62,082)
Cash flows from financing activities:
Proceeds from issuance of debt	—	1,519	—	—	1,519
Deferred financing costs	—	(624)	—	—	(624)
Repayments of debt	—	(4,786)	(182)	—	(4,968)
Borrowings under revolver	—	130,691	—	—	130,691
Repayments on revolver	—	(146,655)	—	—	(146,655)
Capital contributions received	—	5,633	47,878	(53,511)	—
Intercompany dividends paid	—	(134,215)	(10,354)	144,569	—
Dividends and distributions on common stock	(139,430)	—	—	—	(139,430)
Distributions to non-controlling interest	—	—	(564)	—	(564)
Proceeds from exercise of Vector options	1,321	—	—	—	1,321
Tax benefit of options exercised	756	—	—	—	756
Net cash (used in) provided by financing activities	(137,353)	(148,437)	36,778	91,058	(157,954)
Net (decrease) increase in cash and cash equivalents	(117,205)	17,118	20,069	—	(80,018)
Cash and cash equivalents, beginning of period	211,751	9,724	104,890	—	326,365
Cash and cash equivalents, end of period	$94,546	$26,842	$124,959	$—	$246,347

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$23,189	$98,319	$53,475	$(74,939)	$100,044
Cash flows from investing activities:
Sale of investment securities	173,046	—	—	—	173,046
Maturities of investment securities	517	—	—	—	517
Purchase of investment securities	(310,934)	(1,985)	—	—	(312,919)
Proceeds from sale or liquidation of long-term investments	500	—	49	—	549
Purchase of long-term investments	(12,000)	—	—	—	(12,000)
Investments in real estate ventures	—	—	(29,378)	—	(29,378)
Purchase of subsidiaries	—	—	(250)	—	(250)
Distributions from investments in real estate ventures	—	—	5,540	—	5,540
Increase in cash surrender value of life insurance policies	—	(435)	—	—	(435)
Decrease (increase) in restricted assets	188	(607)	(689)	—	(1,108)
Issuance of notes receivable	(35,000)	—	(250)	35,000	(250)
Repayments of notes receivable	35,933	—	—	(35,000)	933
Pay downs of investment securities	690	—	—	—	690
Proceeds from sale of fixed assets	—	4	—	—	4
Investments in subsidiaries	(49,834)	—	—	49,834	—
Capital expenditures	(11)	(15,121)	(5,614)	—	(20,746)
Net cash used in investing activities	(196,905)	(18,144)	(30,592)	49,834	(195,807)
Cash flows from financing activities:
Proceeds from issuance of debt	408,750	40,168	—	(35,000)	413,918
Deferred financing costs	(12,360)	—	—	—	(12,360)
Repayments of debt	—	(41,485)	(3,820)	35,000	(10,305)
Borrowings under revolver	—	645,894	—	—	645,894
Repayments on revolver	—	(673,866)	—	—	(673,866)
Capital contributions received	—	10,800	39,034	(49,834)	—
Intercompany dividends paid	—	(54,000)	(20,939)	74,939	—
Dividends and distributions on common stock	(122,051)	—	—	—	(122,051)
Distributions to non-controlling interest	—	—	(4,861)	—	(4,861)
Proceeds from exercise of Vector options	4,407	—	—	—	4,407
Tax benefit of options exercised	937	—	—	—	937
Net cash provided by (used in) financing activities	279,683	(72,489)	9,414	25,105	241,713
Net increase in cash and cash equivalents	105,967	7,686	32,297	—	145,950
Cash and cash equivalents, beginning of period	151,342	11,812	71,312	—	234,466
Cash and cash equivalents, end of period	$257,309	$19,498	$103,609	$—	$380,416

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management's perspective. Our MD&A is divided into the following sections:
•Overview and Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2014 and Notes thereto, included in our 2014 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of and for the quarterly period ended September 30, 2015.

Overview
We are a holding company and are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC (“Liggett”) and Vector Tobacco Inc. (“Vector Tobacco”) subsidiaries,

•	the sale of electronic cigarettes (“e-cigarettes”) in the United States through our Zoom E-Cigs LLC (“Zoom”) subsidiary, and

•
the real estate business through our New Valley LLC (“New Valley”) subsidiary, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 70.59% of Douglas Elliman Realty, LLC (“Douglas Elliman Realty”), which operates the largest residential brokerage company in the New York metropolitan area.

Zoom entered the United States e-cigarette market in limited retail distribution outlets in 2013. Zoom’s operations are included in our “E-Cigarettes” reporting segment. Our exposure to Zoom, as of September 30, 2015, was approximately $1,965, which was primarily comprised of Zoom's inventory and point-of-sale marketing material. We have seen significant changes in the e-cigarette market over the past year with apparent declines in the sales of disposable and rechargeable e-cigarettes while open-system vapor products that feature refillable tanks and use low-cost flavored liquids have demonstrated mixed results. Additionally, we believe uncertainties exist related to the regulation of e-cigarettes, including open-system vapor products. Given this backdrop, our primary focus on e-cigarettes is to stay prepared to pursue opportunities if they occur.

Recent Developments
Liggett Restructuring. On October 5, 2015, our tobacco segment commenced a restructuring of its operations by realigning its sales force and adjusting its business model to more efficiently serve its chain and independent accounts. In connection with the restructuring, the segment's workforce is expected to decline by approximately 95 full-time employees (or 17% of the tobacco segment's workforce).
The total costs of the restructuring are expected to be approximately $6,000 with approximately $1,500 expensed in the third quarter of 2015 and the remainder during the fourth quarter. The restructuring costs are included as “Restructuring expenses” in our condensed consolidated statements of operations and are attributable to our Tobacco segment.
The restructuring plan is expected to yield approximately $10,000 of annual cost savings consisting of approximately $8,000 in reduced sales, general and administrative expenses and approximately $2,000 in reduced manufacturing expenses, beginning in the fourth quarter of 2015. We plan to reinvest the entire amount of cost savings into the tobacco segment’s promotional and marketing programs.

Restructuring and impairment expense recognized for the three and nine months ended September 30, 2015 consisted of $1,094 related to the elimination of sales and administrative positions and $454 related to a reserve for excess marketing point-of-sale material inventories.
As part of the restructuring plan, we offered voluntary termination and early retirement benefits to manufacturing employees meeting certain age and service requirements. The package consists of enhanced pension benefits or severance based on past service and, for some employees, ongoing company contributions to insurance coverage until age 65. We believe that approximately $4,000 will be expensed in the fourth quarter of 2015 related to these benefits. All pension benefits are expected to be paid from existing pension plan assets.
We also anticipate a fourth-quarter expense of approximately $220 for contract terminations related to cars leased on behalf of the terminated sales employees and an additional $200 for other related restructuring expenses.
We expect approximately $1,100 of non-pension related severance and benefits will be paid in the fourth quarter of 2015. Payment of the remaining $400 of severance and benefits costs is expected in 2016. All non-pension-related restructuring payments are expected to be funded by ongoing operations and cash reserves.
Our estimates of the costs and savings of the restructuring and the timing of various events are based on a number of assumptions and actual results may differ materially from these estimates.
Liggett NPM. In October 2015, substantially all of the Participating Manufacturers settled the NPM Adjustment dispute with the state of New York for 2004 - 2014 and agreed to a mechanism for potential future credits against the Participating Manufacturers' MSA payments for 2015 forward. As a result of the settlement, Liggett reduced cost of sales by approximately $5,700 for the three and nine months ended September 30, 2015.
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
Vector 6.75% Variable Interest Senior Convertible Note due 2015. In February 2015, the holder of the 6.75% Variable Interest Senior Convertible Note due 2015, converted the remaining $25,000 principal balance of the Note into 2,338,930 of our common shares.
Liggett Retirement Window. Liggett recorded a charge of $0 and $1,607 for the three and nine months ended September 30, 2015 in connection with a window offered to terminated participants in two Defined Benefit Plans in 2015.

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

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three and nine months ended September 30, 2015 and 2014 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The E-Cigarettes segment includes the operations of Zoom. The Real Estate segment includes our investment in New Valley LLC, which includes Douglas Elliman, Escena, Indian Creek, Sagaponack and investments in real estate ventures.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
Revenues:
Tobacco	$264,170		$264,520		$747,145		$748,468
E-Cigarettes	201		1,608		881		9,977
Real Estate	185,563		153,748		478,841		415,280
Total revenues	$449,934		$419,876		$1,226,867		$1,173,725
Operating income (loss):
Tobacco	$63,630	(1)	$52,993	(2)	$169,515	(3)	$147,395	(4)
E-Cigarettes	(2,146)		(2,910)		(7,710)		(7,100)
Real Estate	12,227		16,222		21,270		36,867
Corporate and Other	(4,106)		(3,321)		(13,475)		(11,148)
Total operating income	$69,605		$62,984		$169,600		$166,014
____________________

(1)	Operating income includes includes $5,715 of income from MSA Settlement, $3,750 of litigation judgment expense and $1,548 of restructuring expense.

(2)	Operating income includes $225 of litigation judgment expense.

(3)	Operating income includes $5,715 of income from MSA Settlement, $5,843 of litigation judgment expense, $1,548 of restructuring expense, and $1,607 of pension settlement expense.

(4)	Operating income includes $1,419 of income from MSA Settlement and $1,725 of litigation judgment expense.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Revenues. Total revenues were $449,934 for the three months ended September 30, 2015 compared to $419,876 for the three months ended September 30, 2014. Total revenues increased by $30,058 (7.2%) due to an increase in Real Estate revenues of $31,815 which was primarily related to Douglas Elliman's brokerage revenues. This was offset by a decline in Zoom e-cigarette revenues of $1,407 and a decline in Tobacco revenues of $350.
Cost of Sales. Total cost of sales were $295,917 for the three months ended September 30, 2015 compared to $287,236 for the three months ended September 30, 2014. The $8,681 (3.0%) increase in cost of sales was due to an increase in Real Estate cost of sales of $24,636 related to an increase of real estate commission expense at Douglas Elliman. This was offset by a decline in Tobacco cost of sales of $15,310 related to a lower net MSA expense due to MSA settlements in 2015, the elimination of the tobacco quota buyout program in 2015 and decreased sales volume as well as a decline in Zoom e-cigarette brand cost of sales of $645.
Expenses. Operating, selling, general and administrative expenses were $79,114 for the three months ended September 30, 2015 compared to $69,431 for the same period last year. This was an increase of $9,683 (13.9%) of which $11,174 was due to an increase in Real Estate operating, selling and administrative expenses primarily related to Douglas Elliman's brokerage business and an increase in Corporate and Other expense of $787. This was offset by a decline in Zoom operating, selling, general and administrative expenses of $1,526 and a decline in Tobacco operating, selling, general and administrative expenses of $752.
Operating income (loss). Operating income was $69,605 for the three months ended September 30, 2015 compared to $62,984 for the same period last year, an increase of $6,621 (10.5%). The increase was primarily related to an increase in Tobacco operating income of $10,637 and a decline in operating losses related to Zoom of $764. This was offset by a decline in Real Estate operating income of $3,995 and an increase in Corporate and Other of $785.
Other income (expenses). Other expenses were $40,248 and $31,315 for the three months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015, other expenses primarily consisted of interest expense of $32,898, impairment of investment securities available for sale of $12,211, loss on sale of investment securities available for sale of $821, equity loss on long-term investments of $579 and equity loss from real estate ventures of $916. This was offset by income of $7,044 from changes in fair value of derivatives embedded within convertible debt and other income of $133. For the three months ended September 30, 2014, other expenses primarily consisted of interest expense of $44,034 and acceleration of interest expense related to the debt conversion of the 6.75% Variable Interest Senior Convertible Exchange Notes of $994. The higher interest expense in 2014 was primarily attributable to higher average debt balances and higher non-cash interest expense in 2014. This was offset by income of $7,127 from changes in fair value of derivatives embedded within convertible debt, equity income from real estate ventures of $3,258, other income of $2,466, equity income on long-term investments of $829 and gain on sale of investment securities available for sale of $33.
Income before provision for income taxes. Income before income taxes for the three months ended September 30, 2015 was $29,357 compared to $31,669 for the three months ended September 30, 2014.
Income tax expense. Income tax expense was $13,508 for the three months ended September 30, 2015 compared to $11,964 for the three months ended September 30, 2014. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the three months ended September 30, 2015, our income tax expense increased by $1,539 due to changes in the anticipated effective income tax rate for 2015 and $412 due primarily to a change in the marginal state tax rate as a result of recent state legislations changes and the results of a recent state income tax audits.
Tobacco.
Tobacco Revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.70 per carton in May 2015 and $0.70 per carton in November 2014.
All of our Tobacco sales were in the discount category in 2015 and 2014. For the three months ended September 30, 2015, tobacco revenues were $264,170 compared to $264,520 for the three months ended September 30, 2014. Revenues declined by $350 (0.1%) due to a favorable price variance of $9,031 offset by a 2.2% decline in sales volume of $9,381 (approximately 50.6 million units).
Tobacco Cost of Sales. Our Tobacco cost of sales declined from $189,728 for the three months ended September 30, 2014 to $174,418 for the three months ended September 30, 2015. The major components of our Tobacco cost of sales are as follows:

	Three Months Ended
	September 30,
	2015	2014

Manufacturing overhead, raw materials and labor	$33,143	$33,315
Federal Excise Taxes, net	112,773	115,326
Tobacco quota buyout expense (1)	—	6,425
FDA expense	4,416	4,012
MSA expense, net of market share exemption (2)	24,086	30,650
Total cost of sales	$174,418	$189,728

(1) The quarterly assessments due under the Fair and Equitable Tobacco Reform Act (shown as “Tobacco quota buyout expense” above) expired at the end of 2014.
(2) Includes $5,715 of income from MSA Settlement for the three months ended September 30, 2015.

Tobacco gross profit was $89,752 for the three months ended September 30, 2015 compared to $74,792 for the three months ended September 30, 2014. The $14,960 (20.0%) increase was due to higher margins associated with price increases primarily on the PYRAMID brand, the absence of the tobacco quota buyout expense and a decrease in net MSA expenses due to lower volume. This increase was partially offset by increased FDA expense, which increased in 2015 on a per-unit basis. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 59.3% in the 2015 period compared to 50.1% in the comparable 2014 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $20,822 and $21,574 for the three months ended September 30, 2015 and 2014, respectively. The decline of $752 primarily related to a decrease in professional fees.
Total tobacco product liability legal expenses, including settlements and judgments, were $5,355 and $2,108 for the three months ended September 30, 2015 and 2014, respectively.
Tobacco operating income. Tobacco operating income was $63,630 for the three months ended September 30, 2015 compared to $52,993 for the same period last year. The Tobacco operating income increase of $10,637 (20.1%) was primarily due to higher margins associated with price increases primarily on the PYRAMID brand, $5,715 of income from MSA settlement and the absence of the tobacco quota buyout expense. This was partially offset by increased product liability legal expense and restructuring and impairment charges.

E-Cigarettes.
E-Cigarettes revenues were $201 for the three months ended September 30, 2015 compared to $1,608 for three months ended September 30, 2014. Revenues declined because of lower sales volume and increased product returns and sales reserves.
Our E-Cigarettes cost of sales were $421 for the three months ended September 30, 2015 compared to $1,066 for the three months ended September 30, 2014. Cost of sales declined due to lower sales volume.
E-Cigarettes operating, selling, general and administrative expenses were $1,928 and $3,454 for the three months ended September 30, 2015 and 2014, respectively. The decline was due to lower advertising and marketing expenses. E-Cigarettes operating losses were $2,146 and $2,910 for the three months ended September 30, 2015 and 2014, respectively.

Real Estate.
Real Estate Revenues. Real Estate revenues were $185,563 and $153,748 for the three months ended ended September 30, 2015 and 2014, respectively. Real Estate revenues increased by $31,815, which is primarily related to Douglas Elliman's Commission and other brokerage income.

Real Estate revenues and cost of sales for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended
	September 30,
	2015	2014
Real Estate Revenues:
Commission and other brokerage income	$176,742	$145,407
Property management income	6,906	6,998
Title fees	1,352	800
Sales on facilities primarily from Escena	481	543
Other	82	—
Total real estate revenues	$185,563	$153,748

Real Estate Cost of Sales:
Commission and other brokerage income	$120,021	$95,434
Cost of sales on facilities primarily from Escena	840	905
Title fees	217	103
Other	—	—
Total real estate cost of sales	$121,078	$96,442
___________________________________

Brokerage Cost of sales. Douglas Elliman commission cost of sales increased by $24,587 due to increased sales volume.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $52,258 and $41,084 for the three months ended September 30, 2015 and 2014, respectively. Real Estate operating, selling, general and administrative expenses increased by $11,174 primarily related to an increase of expenses at Douglas Elliman related to its strategic investments fueled by its expansion into new markets, its development marketing division and increased advertising and marketing expenses to strengthen the long-term value of the Douglas Elliman brand name.
Real Estate operating income. The Real Estate segment had operating income of $12,227 and $16,222 for the three months ended September 30, 2015 and 2014, respectively. The decline of $3,995 was primarily related to an increase in Douglas Elliman operating, selling, general and administrative expenses.

Corporate and Other.
Corporate and Other operating loss. Corporate and Other operating loss was $4,106 for the three months ended September 30, 2015 compared to $3,321 for 2014. Corporate and Other operating losses increased by $785 primarily as a result of increased professional fees and increased non-cash compensation expense for the three months ended September 30, 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues. Total revenues were $1,226,867 for the nine months ended September 30, 2015 compared to $1,173,725 for the nine months ended September 30, 2014. The $53,142 (4.5%) increase in revenues was due to an increase in Real Estate revenues of $63,561 primarily related to Douglas Elliman's brokerage revenues, offset by a $9,096 decline in E-Cigarettes revenues and a $1,323 decline in Tobacco revenues.

Cost of Sales. Total cost of sales were $817,139 for the nine months ended September 30, 2015 compared to $805,555 for the nine months ended September 30, 2014. The $11,584 (1.4%) increase in cost of sales was due to an increase in Real Estate cost of sales of $47,775 related to an increase of real estate commission expense at Douglas Elliman. This was offset by a $31,352 decline in Tobacco cost of sales primarily related to a lower net MSA expense due to MSA settlements in 2015, the elimination of the tobacco quota buyout program in 2015 and decreased sales volume as well as a $4,839 decline in Zoom e-cigarette cost of sales.
Expenses. Operating, selling, general and administrative expenses were $232,737 for the nine months ended September 30, 2015 compared to $200,431 for the same period last year. This was an increase of $32,306 (16.1%) of which $31,383 was related to the operating, selling and administrative expenses of Real Estate, $2,242 to Tobacco operating, selling and administrative expenses and an increase in Corporate and Other expenses of $2,327. This was offset by a decline in operating, selling, general and administrative expenses in the E-Cigarettes segment of $3,646.
Operating income. Operating income was $169,600 for the nine months ended September 30, 2015 compared to $166,014 for the same period last year, an increase of $3,586 (2.2%). Tobacco operating income increased by $22,120. This was offset by a $15,597 decline in Real Estate operating income, a $610 increase in operating losses related to E-Cigarettes and a $2,327 increase in Corporate and Other expenses.
Other income (expenses). Other expenses were $75,279 and $108,742 for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, other expenses primarily consisted of interest expense of $96,405, impairment of investment securities available for sale of $12,211 and equity loss on long-term investments of $2,273. This was offset by income of $18,760 from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $12,018, other income of $3,554 and equity income on real estate ventures of $1,278. For the nine months ended September 30, 2014, other expenses primarily consisted of interest expense of $123,670, acceleration of interest expense related to the debt conversion of the 6.75% Variable Interest Senior Convertible Exchange Notes of $5,112, and loss on sale of investment securities available for sale of $38. The higher interest expense in 2014 was primarily attributable to higher average debt balances. This was offset by interest and other income of $8,167, income of $7,447 from changes in fair value of derivatives embedded within convertible debt, equity income on real estate ventures of $3,002 and equity income on long-term investments of $1,462.
Income before provision for income taxes. Income before income taxes was $94,321 and $57,272 for the nine months ended September 30, 2015 and 2014, respectively.
Income tax expense. Income tax expense was $37,551 and $21,007 for the nine months ended September 30, 2015 and 2014, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the nine months ended September 30, 2015, our income tax expense was increased by $313 due primarily to a change in the marginal state tax rate as a result of recent state legislations changes, the rate differential in other comprehensive income and the results of a recent state income tax audits.
Tobacco.
Tobacco Revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.70 per carton in May 2015, $0.60 per carton in May 2014 and $0.70 per carton in November 2014.
All of our Tobacco sales were in the discount category in 2015 and 2014. For the nine months ended September 30, 2015, Tobacco revenues were $747,145 compared to $748,468 for the nine months ended September 30, 2014. Revenues declined by $1,323 (0.2%) due to a 2.6% decline in sales volume of $28,841 (approximately 166.5 million units), offset by a favorable price variance of $27,518.
Tobacco Cost of Sales. Our Tobacco cost of sales declined from $537,667 for the nine months ended September 30, 2014 to $506,315 for the nine months ended September 30, 2015. The major components of our Tobacco cost of sales are as follows:

	Nine Months Ended
	September 30,
	2015	2014

Manufacturing overhead, raw materials and labor	$95,106	$94,779
Federal Excise Taxes, net	319,044	327,434
Tobacco quota buyout expense (1)	664	20,697
FDA expense	13,980	13,017
MSA expense, net of market share exemption (2)	77,521	81,740
Total cost of sales	$506,315	$537,667

(1) The quarterly assessments due under the Fair and Equitable Tobacco Reform Act (shown as “Tobacco quota buyout expense” above) expired at the end of 2014. The $664 for the nine months ended September 30, 2015 represents a final assessment for Q4 2014, which was received in Q2 2015.
(2) Includes $5,715 and $1,419 of income from MSA Settlement for the nine months ended September 30, 2015 and 2014, respectively.

Tobacco gross profit was $240,830 for the nine months ended September 30, 2015 compared to $209,382 for the nine months ended September 30, 2014. The $31,448 (15.0%) increase was due to higher margins associated with the absence of the tobacco quota buyout expense, price increases and decreased MSA expense. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 56.3% in the 2015 period and 50.1% in the 2014 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $63,923 for the nine months ended September 30, 2015 compared to $61,681 for the nine months ended September 30, 2014. The $2,242 increase in expenses primarily relates to a pension settlement charge of $1,607.
Tobacco product liability legal expenses, including settlements and judgments, were $11,068 and $7,282 for the nine months ended September 30, 2015 and 2014, respectively.
Tobacco operating income. Tobacco operating income was $169,515 for the nine months ended September 30, 2015 compared to $147,395 for the same period last year. The Tobacco operating income increase of $22,120 (15.0%) was due to higher margins associated with price increases, the absence of the tobacco quota buyout expense and a net change of $4,296 of income from MSA settlement. This was partially offset by increased manufacturing expense, increased FDA expense which increased in 2015 on a per-unit basis and increased operating, selling, general and administrative expenses.
E-Cigarettes.
E-Cigarettes revenues were $881 for the nine months ended September 30, 2015 compared to $9,977 for nine months ended September 30, 2014. Revenues declined because of lower sales volume and increased per unit promotional spending.
Our E-Cigarettes cost of sales were $1,518 for the nine months ended September 30, 2015 compared to $6,357 for the nine months ended September 30, 2014. Cost of sales decreased by $4,839 due to lower sales volumes.
E-Cigarettes operating, selling, general and administrative expenses were $7,074 and $10,720 for the nine months ended September 30, 2015 and 2014, respectively. The decline was due to lower advertising and marketing expenses. Operating losses from E-Cigarettes were $7,710 and $7,100 for the nine months ended September 30, 2015 and 2014, respectively.

Real Estate.
Real Estate Revenues. Real Estate revenues were $478,841 and $415,280 for the nine months ended ended September 30, 2015 and 2014, respectively. Real Estate revenues increased by $63,561 (15.3%), primarily related to an increase of $76,730 in Douglas Elliman's Commission and other brokerage income and offset by the absence of the $14,400 revenue from the sale of Indian Creek in 2014.
.

Real Estate revenues and cost of sales for the nine months ended ended September 30, 2015 were as follows:

	Nine Months Ended
	September 30,
	2015	2014
Real Estate Revenues:
Commission and other brokerage income	$449,468	$372,738
Property management income	21,592	22,111
Title fees	3,303	2,134
Indian Creek	—	14,400
Sales on facilities primarily from Escena	4,005	3,897
Other	473	—
Total real estate revenues	$478,841	$415,280

Real Estate Cost of Sales:
Commission and other brokerage income	$305,885	$248,213
Indian Creek cost of sales	—	9,987
Cost of sales on facilities primarily from Escena	2,895	3,052
Title fees	526	279
Total real estate cost of sales	$309,306	$261,531
Brokerage Cost of sales. Douglas Elliman commission cost of sales increased by $57,672 due to increased sales volume.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $148,265 and $116,882 for the nine months ended September 30, 2015 and 2014, respectively. The increase of $31,383 was primarily due to an increase of expenses at Douglas Elliman related to its strategic investments fueled by its expansion into new markets, its development marketing division and increased advertising and marketing expenses to strengthen the long-term value of the Douglas Elliman brand name.
Real Estate operating income. The Real Estate segment had operating income of $21,270 and $36,867 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in operating income of $15,597 was primarily related to an increase in in Douglas Elliman operating, selling, general and administrative expenses, offset by higher profits and the absence of the operating income related to the 2014 sale of Indian Creek.
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $13,475 for the nine months ended September 30, 2015 compared to $11,148 for the same period in 2014. The increase was primarily due to increased non-cash compensation expense and increased professional fees for the nine months ended September 30, 2015.

Summary of Real Estate Investments
We own, and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our current real estate investments primarily include the following projects as of September 30, 2015:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned	Net Cash Invested	Cumulative Earnings (Losses)	Carrying Value as of September 30, 2015	Future Capital Commit- ments from New Valley (1)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$12,512	$—	$12,512	$—	TBD		N/A		TBD		N/A	N/A
Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	1,975	8,476	10,451	—	450	Acres			667 450	R Lots H	N/A	N/A
Real estate held for sale, net				$14,487	$8,476	$22,963	$—

10 Madison Square Park West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$7,345	$2,177	$9,522	—	260,000	SF	20,000	SF	124	R	August 2012	May 2016
The Marquand	Upper East Side, Manhattan, NY	December 2011	18.0%	7,000	6,900	13,900	—	90,000	SF	—		29	R	June 2012	August 2015
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	12,328	(400)	11,928	—	97,000	SF	—		27	R	May 2014	December 2016
20 Times Square (701 Seventh Avenue) (2)	Times Square, Manhattan, NY	August 2012	7.1%	13,095	—	13,095	—	280,000	SF	80,000	SF	452	H	September 2013	January 2018
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	16,114	—	16,114	—	330,000	SF	TBD		157	R	September 2014	September 2018
357 West (160 Leroy Street) (2), (3)	West Greenwich Village, Manhattan, NY	March 2013	3.1%	1,950	—	1,950	—	130,000	SF	—		50	R	Fall 2015	March 2018
PUBLIC Chrystie House (Chrystie Street)	Lower East Side, Manhattan, NY	December 2012	18.4%	5,297	—	5,297	—	217,000	SF	43,000	SF	11 367	R H	June 2014	March 2017
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	980	—	980		63,000	SF	—		86	R	September 2014	January 2017
Queens Plaza (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	14,711	21	14,732	—	260,000	SF	25,000		391	R	March 2014	April 2016
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	6,000	(346)	5,654	—	160,000	SF	TBD		70	R	October 2015	August 2017
125 Greenwich Street (3)	Financial District, Manhattan, NY	August 2014	13.3%	11,458	(265)	11,193	—	306,000	SF	16,000		275	R	March 2015	March 2018
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	5,604	—	5,604	—	295,000	SF	TBD		20 190	R H	May 2015	April 2018
76 Eleventh Avenue	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	—	17,000	—	620,000	SF	48,000	SF	250	H	September 2016	March 2019
Monad Terrace	Miami Beach, FL	May 2015	31.3%	6,438	—	6,438	—	160,000	SF	—		TBD	R	May 2016	May 2018
Condominium and Mixed Use Development				$125,320	$8,087	$133,407	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	$1,837	$(460)	$1,377	—	N/A		N/A		5,517	R	N/A	N/A
Mosaic II (ST Portfolio)	Houston, TX and Stamford, CT	November 2013	16.3%	15,543	1,338	16,881	—	1,018,404	SF	24,987	SF	761	R	N/A	N/A
Apartment Buildings				$17,380	$878	$18,258	$—

Park Lane Hotel	Central Park South, Manhattan, NY	November 2013	5.2%	23,104	(3,731)	19,373	—	445,600	SF	—		628	H	N/A	N/A
Hotel Taiwana	St. Barthelemy, French West Indies	October 2011	17.0%	7,942	(605)	7,337	—	61,300	SF	4,300	SF	22	H	N/A	N/A
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	5,155	(2,132)	3,023	—	52	Acres	—		87	H	N/A	N/A
Hotels				$36,201	$(6,468)	$29,733	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$5,591	$47	$5,638	—	—	—	217,613	SF	—	—	N/A	N /A
Commercial				$5,591	$47	$5,638

Milanosesto Holdings (Sesto Holdings)	Milan, Italy	October 2010	7.2%	$5,037	$—	$5,037	—	322	Acres	TBD		TBD		2014	2024
Land Development				$5,037	$—	$5,037	$—

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

(2) Percentage owned as of September 30, 2015 has been corrected from the Company's Report on Form 10-Q for the quarterly period ended June 30, 2015.
(3) Carrying value as of September 30, 2015, includes non-controlling interest of $975 and $2,405, respectively.

N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots
Other investments in real estate ventures relate to an investment in a mortgage company and an insurance company by Douglas Elliman with a carrying value of $1,979 as of September 30, 2015.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $80,018 for the nine months ended September 30, 2015 and increased by $145,950 for the nine months ended September 30, 2014.
Cash provided from operations was $140,018 and $100,044 for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash provided from operations for the nine month ended September 30, 2015 was primarily due to the absence of a one-time payment in 2014 related to the the Engle progeny settlement. In October 2013, we entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Liggett agreed to pay a total of approximately $110,000 under this settlement, which consisted of a $61,600 lump sum payment in 2014 and agreed to pay the balance in installments over 14 years, beginning in February 2015. The increase in cash provided from operations for the nine months ended September 30, 2015 was offset by higher income tax payments in 2015.
Cash used in investing activities was $62,082 and $195,807 for the nine months ended September 30, 2015 and 2014, respectively. In the first nine months of 2015, cash used in investing activities was for the purchase of investment securities of $162,845, investment in real estate ventures of $43,280, investment in real estate held for sale of $12,512, purchase of long-term investments of $10,000, capital expenditures of $7,859, an increase in restricted assets of $6,872, issuance of notes receivable of $4,410 and an increase in cash surrender value of corporate-owned life insurance policies of $1,225. This was offset by the sale of investment securities of $161,029, distributions from investments in real estate ventures of $11,205, collections of notes receivable of $5,106, pay-downs of investment securities of $5,743, the maturity of investment securities of $2,653, proceeds from sale of preferred securities of $1,000, proceeds from the sale or liquidation of long-term investments of $182 and proceeds from the sale of fixed assets of $3. In the first nine months of 2014, cash used in investing activities was for the purchase of investment securities of $312,919, investment in real estate ventures of $29,378, capital expenditures of $20,746, purchase of long-term investments of $12,000, an increase in restricted assets of $1,108, an increase in cash surrender value of corporate-owned life insurance policies of $435, an issuance of notes receivable of $250 and purchase of subsidiaries of $250. This was offset by the sale of investment securities of $174,253, distributions from investments in real estate ventures of $5,540, proceeds from the sale or liquidation of long-term investments of $549, collections of notes receivable of $933 and proceeds from the sale of fixed assets of $4.
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
Cash used in financing activities was $157,954 for the nine months ended September 30, 2015 compared to cash provided by financing activities of $241,713 for the nine months ended September 30, 2014. In the first nine months of 2015, cash was used for the dividends and distributions on common stock of $139,430, net repayments of debt under the revolver of $15,964, repayments of debt of $4,968, payment of deferred financing costs of $624 and distributions to non-controlling interest of $564. This was offset by proceeds from issuance of debt of $1,519, proceeds from the exercise of Vector options of $1,321 and the tax benefit of options exercised of $756. In the first nine months of 2014, cash was provided by the proceeds from issuance of debt of $413,918, proceeds from the exercise of Vector options of $4,407 and tax benefit of options exercised of $937. This was offset by cash used for the dividends and distributions on common stock of $122,051, payment of deferred financing costs of $12,360, repayment of debt of $10,305, net repayments of debt under the revolver of $27,972 and distributions to non-controlling interest of $4,861.
In recent years, we have taken advantage of historically low interest rates and lowered our weighted average cost of capital by issuing debt at lower interest rates than our historical borrowing levels. We will continue to evaluate current market conditions related to our capital structure. For example, based on quoted market prices, our 7.75% Senior Secured Notes were yielding approximately 5.9% on a “yield to worst” basis, or approximately 4.5% more than the comparable U.S. Treasury Bond at September 30, 2015. The Company is able to redeem such bonds at price of 105.813% beginning on February 15, 2016. The redemption price declines to 103.875% on February 15, 2017, 101.938% on February 15, 2018 and 100% on February 15, 2019. We have no current intentions or plans to undertake any capital markets activities, and there can be no assurance that we would be able to issue debt at a lower interest rate than our historical borrowing levels in the future. In the event we pursue any capital markets activities, our ability to complete any offering would be subject to market conditions.
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As discussed in Recent Developments, Liggett and Maple entered into an amended and restated Credit Agreement on January 14, 2015, with Wells Fargo. The credit facility increased from $50,000 to $60,000 and expires on March 31, 2020. As of September 30, 2015, $5,171 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the Credit Facility was approximately $52,915 based on eligible collateral at September 30, 2015. At September 30, 2015, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett's EBITDA, as defined, were approximately $215,195 for the last twelve months ended September 30, 2015.
Vector. On February 3, 2015, the holder of the 6.75% Variable Interest Senior Convertible Note due 2015, converted the remaining $25,000 principal balance of the $50,000 Note into 2,338,930 of our common shares. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $25,000.
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

	Indenture	September 30, 2015	December 31, 2014
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$270,033	$244,100
Leverage ratio, as defined	<3.0 to 1	1.56 to 1	1.23 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.6 to 1	0.1 to 1

We and our subsidiaries have significant indebtedness and debt service obligations. At September 30, 2015, we and our subsidiaries had total outstanding indebtedness of $1,105,129. Approximately $230,000 of our 7.5% convertible notes mature in 2019, $258,750 of our 5.5% variable interest senior convertible notes mature in 2020, and $600,000 of our 7.75% senior secured notes mature in 2021. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette and real estate operations are positive cash-flow-generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $246,300, investment securities available for sale of approximately $288,400, long-term investments with an estimated value of approximately $58,600 and availability under Liggett's credit facility of approximately $52,900 at September 30, 2015. Management currently anticipates that these amounts, as well as expected cash flows from our operations, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of September 30, 2015, approximately $5,200 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of September 30, 2015, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $52.

In addition, as of September 30, 2015, $262,931 ($488,750 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $2,692 with approximately $1,157 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes, and the remaining $1,535 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $9,900 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $150,125 and $148,769. We recorded the fair market value of our embedded derivatives at the approximate midpoint of the range at $149,739 as of September 30, 2015. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of September 30, 2015, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2014 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2014 continued to exist as of September 30, 2015, as discussed below.

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

These material weaknesses did not result in any material misstatements to the financial statements in any accounting periods ending prior to January 1, 2015 or for the three and nine months ended September 30, 2015. However, these material weaknesses could result in misstatement of the aforementioned account balances or disclosures that would result in material misstatements to the annual or interim consolidated financial statements that would not be prevented or detected.

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

ii.
Adding or strengthening new controls to ameliorate the processing and review of transactions and segregation of duties. The new controls are being tested and testing will continue in the fourth quarter of 2015.

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

Changes in Internal Control Over Financial Reporting

As discussed above, during the quarter ended September 30, 2015, management continued to implement certain remediation measures to improve the Company’s internal controls over financial reporting and to remediate previously identified material weaknesses. However, there were no changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Furthermore, neither the design nor the operating effectiveness of additional changes in internal control over financial reporting has been evaluated in the Company’s remediation process.

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

Zoom is subject to risks relating to the industry in which it operates

Zoom’s e-cigarette business is subject to substantial risks, uncertainties and contingencies which include, without limitation, the challenges inherent in new product development initiatives, the ability to raise capital and manage the growth of its business, potential disputes concerning Zoom’s intellectual property, potential extensive government regulation or prohibition, technology, obsolescence, and market acceptance of Zoom’s products. Zoom is considerably smaller and has fewer resources than its major competitors, and, as a result, has a more limited ability to respond to market developments. Over the past year we have seen significant changes in the e-cigarette market with apparent declines in the sales of disposable and rechargeable e-cigarettes while open system vapor products that feature refillable tanks and low-cost flavored liquids have demonstrated mixed results. Given this backdrop, our primary focus on e-cigarettes is to stay prepared to pursue opportunities if they occur. Our exposure to Zoom, as of September 30, 2015, was approximately $2.0 million.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the three months ended September 30, 2015 except for approximately 5,837,759 shares of our common stock issued as a stock dividend on September 29, 2015.

Issuer Purchases of Equity Securities

Our purchases of our common stock during the three months ended September 30, 2015 were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
					—	—
July 1 to July 31, 2015	—		—		—	—
August 1 to August 31, 2015	83,411	(1)	24.98	(1)	—	—
September 1 to September 30, 2015	—		—		—	—
Total	83,411		$24.98		—	—
____________________________

(1)
Delivery of shares to us in payment of tax wtihholding in connection with an employee's vesting in restricted stock. The shares were immediately canceled. The number of shares and average price paid per share have not been adjusted for the impact of our 5% stock dividend, payable on September 29, 2015.

Item 6.    Exhibits

12.1
Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2014 and for each of the nine months within the periods ended September 30, 2015 and 2014.

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

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and
Chief Financial Officer
Date:	November 9, 2015