Form 10-K
period 2015-12-31
VECTOR GROUP LTD
filed 2016-03-08
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☐  Yes  ☑ No
The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2015 was approximately $1.979 billion.
At March 8, 2016, Vector Group Ltd. had 123,792,329 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

VECTOR GROUP LTD.
FORM 10-K

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	26
Item 3.	Legal Proceedings	27
Item 4.	Mine Safety Disclosures	27

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; Executive Officers of the Registrant	28
Item 6.	Selected Financial Data	31
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	57
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	57
Item 9A.	Controls and Procedures	57
Item 9B.	Other Information	61

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	62
Item 11.	Executive Compensation	62
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	62
Item 13.	Certain Relationships and Related Transactions, and Director Independence	62
Item 14.	Principal Accounting Fees and Services	62

PART IV
Item 15.	Exhibits and Financial Statement Schedules	63
SIGNATURES		71
EX-12.1
EX-10.44
EX-21
EX-23.1
EX-23.2
EX-23.3
EX-23.4
EX-23.5
EX-23.6
EX-23.7
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

•
the real estate business through our New Valley LLC subsidiary, which is seeking to acquire or invest in additional real estate properties or projects. New Valley owns 70.59% of Douglas Elliman Realty, LLC (“Douglas Elliman Realty”), which operates the largest residential brokerage company in the New York metropolitan area.

Financial information relating to our business segments can be found in Note 19 to our consolidated financial statements. Our significant business segments for the year ended December 31, 2015 were Tobacco, E-Cigarettes, and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The E-Cigarettes segment includes the operations of the Company's e-cigarette business. The Real Estate segment includes the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures.
Strategy
Our strategy is to maximize stockholder value by increasing the profitability of our subsidiaries in the following ways:
Liggett and Vector Tobacco

•	Capitalize on our tobacco subsidiaries’ cost advantage in the U.S. cigarette market due to the favorable treatment that they receive under the Master Settlement Agreement (“MSA”);

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
Tobacco Operations
General.  Liggett is the operating successor to Liggett & Myers Tobacco Company, which was founded in 1873. Vector Tobacco is a discount cigarette manufacturer selling product in the deep discount category. In this report, certain references to “Liggett” refer to our tobacco operations, including the business of Liggett and Vector Tobacco, unless otherwise specified.
For the year ended December 31, 2015, Liggett was the fourth-largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett’s manufacturing facilities are located in Mebane, North Carolina where it manufactures most of Vector

Tobacco’s cigarettes pursuant to a contract manufacturing agreement. At the present time, Liggett and Vector Tobacco have no foreign operations.
According to data from Management Science Associates, Inc., Liggett’s domestic shipments of approximately 8.7 billion cigarettes during 2015 accounted for 3.3% of the total cigarettes shipped in the United States during such year. Liggett’s market share decreased 0.1% in 2015 from 3.4% in 2014. Market share in 2013 was 3.3%. Historically, Liggett produced premium cigarettes as well as discount cigarettes (which include among others, control label, private label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. In recent years, the discounting of premium cigarettes has become far more significant in the marketplace. This has led to some brands that were traditionally considered premium brands becoming more appropriately categorized as branded discount, following list price reductions. Liggett’s EVE brand falls into that category. All of Liggett’s unit sales volume in 2015, 2014 and 2013 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for more than a decade.
Liggett produces cigarettes in 117 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	EAGLE 20’s — a brand positioned in the deep discount segment for long-term growth re-launched as a national brand in 2013,

•	PYRAMID — the industry’s first deep discount product with a brand identity relaunched in the second quarter of 2009,

•	GRAND PRIX — re-launched as a national brand in 2005,

•	LIGGETT SELECT — a discount category brand originally launched in 1999,

•	EVE — a 120 millimeter cigarette in the branded discount category, and

•	USA and various Partner Brands and private label brands.
In April 2009, Liggett repositioned PYRAMID as a box-only brand with a low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett’s family of brands with 54.4% of Liggett’s unit volume in 2015, 61.1% in 2014 and 65.5% in 2013. In January 2013, Liggett repackaged and relaunched EAGLE 20’s to distributors and retailers on a national basis. EAGLE 20’s is marketed to compete with brands positioned in the deep discount segment. EAGLE 20’s represented 23.4% in 2015 and 13.4% in 2014 of Liggett’s unit volume. According to Management Science Associates, Liggett held a share of approximately 11.8% of the overall discount market segment for 2015 and 2014 and 11.6% for 2013.
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
The source of industry data in this report is Management Science Associates, Inc., an independent third-party database management organization that collects wholesale and retail shipment data from various cigarette manufacturers and distributors and provides analysis of market share, unit sales volume and premium versus discount mix for individual companies and the industry as a whole. Management Science Associates’ information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates developed by Management Science Associates.
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
Liggett’s customers are primarily candy and tobacco distributors and large grocery, drug and convenience store chains. Two customers, accounted for 19% and 10% of Liggett's revenues in 2015 and 18% and 10% in 2013. One customer accounted for 19% of Liggett's revenues in 2014. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett’s customer base. Liggett’s two largest customers, represented approximately 4% and 1%, respectively, of net accounts receivable at December 31, 2015 and 5% and 1%, respectively, at December 31, 2013. Liggett’s largest customer represented approximately 11% of net accounts receivable at December 31, 2014. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no security is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.
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
Manufacturing.  Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products may vary between premium and discount products. Liggett purchases its tobacco requirements from both domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 2015, the majority of Liggett’s commitments were for the purchase of foreign tobacco.
Liggett’s cigarette manufacturing facility was designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market 117 different cigarette brand styles including private labels for other companies. Liggett’s facility produced approximately 8.4 billion cigarettes in 2015, but maintains the capacity to produce approximately 16.4 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce most of its cigarettes at Liggett’s manufacturing facility in Mebane.
Competition.  Liggett’s competition is divided into two segments. The first segment consists of the three largest manufacturers of cigarettes in the United States: Philip Morris USA Inc., RJ Reynolds Tobacco Company (which is now part of Reynolds American) (“RJ Reynolds”) and ITG Brands LLC, which is owned by Imperial Brands Plc. These three manufacturers, while primarily premium cigarette-based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell deep discount cigarettes.
The merger between RJ Reynolds and Lorillard in June 2015 consolidated more than 80% of the U.S. cigarette market within the control of two manufacturers, Philip Morris and RJ Reynolds. Consolidation in the industry could have a material adverse effect on our ability to compete in the U.S. cigarette market.
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
In the cigarette business, Liggett competes on a dual front. The two major manufacturers compete among themselves for premium brand market share based on advertising and promotional activities and trade rebates and incentives and compete with Liggett and others for discount market share, on the basis of cost and brand loyalty. These two competitors have substantially greater financial resources than Liggett, and most of their brands have greater sales and consumer recognition than Liggett’s products. Liggett’s discount brands must also compete in the marketplace with the smaller manufacturers’ and importers’ deep discount brands.
According to Management Science Associates’ data, the unit sales of Philip Morris and RJ Reynolds accounted in the aggregate for approximately 78.5% of the domestic cigarette market in 2015. Liggett’s domestic shipments of approximately 8.7 billion cigarettes during 2015 accounted for 3.3% of the approximately 264 billion cigarettes shipped in the United States, compared to 8.9 billion cigarettes in 2014 (3.4%) and 9.1 billion cigarettes in 2013 (3.3%).
Industry-wide shipments of cigarettes in the United States have been declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments declined by approximately 0.1% (approximately 0.3 billion units) and 3.0% (approximately 8.0 billion units) in 2015 and 2014, respectively. Liggett’s management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years.
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
Philip Morris and RJ Reynolds dominate the domestic cigarette market with a combined market share of approximately 78.5% at December 31, 2015. This concentration of United States market share makes it more difficult for Liggett to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse effect on its sales volume, operating income and cash flows.
E-Cigarettes
Our subsidiary, Zoom, entered the emerging United States e-cigarette market in limited retail distribution outlets in January 2014 with a cautious plan to minimize expense. In January of 2014, we announced the national rollout of our Zoom e-cigarette brand. Uncertainties regarding e-cigarettes are significantly greater today than they were a year ago and, at this point, the trend lines do not predict a bright future. In fact, we have seen significant changes in the e-cigarette market over the past year with disposable e-cigarettes in rapid decline, rechargeable e-cigarettes appearing to be in decline and open system vapor products, that feature refillable tanks and use low-cost flavored liquids, demonstrating mixed results with limited category volume growth but rapidly declining prices. Additionally, we believe uncertainties related to the regulation of e-cigarettes, including open system vapor products, exist. Given this backdrop, our primary focus on the e-cigarette product is to limit risk while staying prepared to pursue opportunities if they occur. Zoom incurred operating losses of $13.0 million and $13.1 million in 2015 and 2014, respectively, and approximately $1.0 million in operating losses during 2013 relating to startup costs.

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
The cigarette industry continues to be challenged on numerous fronts. The industry is facing increased pressure from anti-smoking groups and continued smoking and health litigation, the effects of which, at this time, we are unable to quantify. Product liability litigation, particularly in Florida in the Engle progeny cases, continues to adversely affect the cigarette industry. See Item 1A. “Risk Factors,” Item 3. “Legal Proceedings” and Note 15 to our consolidated financial statements, which contain a description of litigation.
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

In November 1998, Philip Morris, Brown & Williamson, R.J. Reynolds and Lorillard (the “Original Participating Manufacturers” or “OPMs”) and Liggett (together with any other tobacco product manufacturer that becomes a signatory, the “Subsequent Participating Manufacturers” or “SPMs”), (the OPMs and SPMs are hereinafter referred to jointly as the “Participating Manufacturers”) entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Mariana Islands (collectively, the “Settling States”) to settle the asserted and unasserted healthcare cost recovery and certain other claims of those Settling States. The MSA received final judicial approval in each Settling State.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 3.3% of the total cigarettes sold in the United States in 2015. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year.
Liggett may have additional payment obligations under the MSA and its other settlement agreements with the states. See Item 1A. “Risk Factors” and Note 15 to our consolidated financial statements.

New Valley LLC
New Valley LLC, a Delaware limited liability company, is engaged in the real estate business and is seeking to acquire or invest in additional real estate properties and projects. New Valley owns a 70.59% interest in Douglas Elliman Realty which operates the largest residential brokerage company in the New York City metropolitan area, which is known as Douglas Elliman Real Estate or Douglas Elliman. New Valley also holds investment interests in various real estate projects domestically and internationally.
Business Strategy
New Valley's business strategy is to continue to operate its real estate business, to acquire additional real estate properties and to acquire operating companies through merger, purchase of assets, stock acquisition or other means, or to acquire control of operating companies through one of such means. New Valley may also seek from time to time to dispose of such businesses and properties when favorable market conditions exist. New Valley’s cash and investments are available for general corporate purposes, including for acquisition purposes.
Douglas Elliman Realty, LLC
In addition to owning the largest residential brokerage company in the New York City metropolitan area, Douglas Elliman Realty owns Residential Management Group LLC, which conducts business as Douglas Elliman Property Management and is the New York metropolitan area’s largest manager of rental, co-op and condominium housing and Title Services business.
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
Prior to December 31, 2013, we accounted for our interest in Douglas Elliman Realty under the equity method. We recorded income of $23.0 million for the period from January 1, 2013 to December 13, 2013 associated with Douglas Elliman Realty.
Real Estate Brokerage Business.  Douglas Elliman Real Estate is engaged in the real estate brokerage business through its seven subsidiaries. The seven brokerage companies have 79 offices with approximately 5,900 real estate agents in the metropolitan New York area as well as South Florida, Beverly Hills, California, Connecticut and Aspen. The companies achieved combined sales of approximately $22.4 billion of real estate in 2015, approximately $18.2 billion of real estate in 2014 and approximately $14.9 billion of real estate in 2013. Douglas Elliman Real Estate was ranked as the fourth-largest residential brokerage company in the United States in 2014 based on closed sales volume by the Real Trends broker survey. Douglas Elliman had revenues of $637.0 in 2015, $543.2 million in 2014, and $435.6 million in 2013.
The New York City brokerage operation was founded in 1911 and has grown to be one of Manhattan’s leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has 21 New York City offices, with approximately 2,719 real estate agents, 7,119 transactions, representing sales volume of approximately $12.7 billion of real estate in 2015. This is compared to approximately 6,950 transactions, representing approximately $11.5 billion of real estate in 2014, and approximately 7,102 transactions closed in 2013, representing approximately $9.6 billion of real estate.
The Long Island brokerage operation is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island with 37 offices and approximately 2,091 real estate agents. Douglas Elliman of LI serves approximately 250 communities in Long Island and Queens, New York. The Westchester brokerage operation operates in a suburban area north of New York City with six offices and approximately 179 real estate agents. The Connecticut brokerage operation operates in Greenwich, Connecticut with one office and approximately 53 real estate agents. During 2015, the three brokerage operations closed approximately 9,764 transactions, representing sales volume of approximately $6.3 billion of real estate. This is compared to approximately 8,548 transactions, representing sales volume of approximately $5.4 billion of real estate in 2014, and approximately 8,197 transactions closed in 2013, representing approximately $4.6 billion of real estate.
In December 2013, Douglas Elliman Realty acquired from an affiliate of New Valley the membership interest in the Florida brokerage operation. Douglas Elliman Florida, LLC operates in South Florida with 14 offices located in downtown Miami, Miami Beach, Coconut Grove, North Miami, Ft. Lauderdale, Boca Raton and Palm Beach. The offices have approximately 751 real estate agents and closed approximately 2,088 transactions, representing sales volume of $2.4 billion of real estate in 2015. This compared to approximately 1,136 transactions, representing sales volume of approximately $1.2 billion of real estate in 2014, and approximately 1,624 transactions closed in 2013, representing approximately $0.8 billion of real estate.
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
In the brokerage company’s traditional business of residential real estate sales and marketing, it competes with multi-office independent real estate organizations and, to some extent, with franchise real estate organizations, such as Century-21, ERA, RE/MAX International, Sotheby’s International Realty, Better Homes and Gardens Real Estate, Berkshire Hathaway HomeServices, and Coldwell Banker. Douglas Elliman believes that its major competitors in 2016 will also increasingly include multi-office real estate organizations, such as GMAC Home Services, NRT LLC (whose affiliates include the New York City-based Corcoran Group) and other privately-owned companies. Residential brokerage firms compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, recently to a greater degree, price.
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
Residential Property Management Business.  Douglas Elliman Realty is also engaged in the management of cooperatives, condominiums and apartments though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management and is the leading New York City based manager of apartments, cooperatives and condominiums in the New York metropolitan area according to a survey in the September 2013 issue of The Real Deal. Residential Management Group provides full service third-party fee management for approximately 344 properties, representing approximately 41,800 units in New York City, Nassau County, Northern New Jersey and Westchester County. Among the notable properties currently managed are the Dakota, Museum Tower, Olympic Tower Condominium, Manhattan House, CitySpire Condominium and The Sovereign buildings in New York City. Residential Management Group employs approximately 270 people, of whom approximately 198 work at Residential Management Group’s headquarters and the remainder at remote offices in the New York metropolitan area.
Real Estate Investments
We own, and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our current real estate investments include the following projects:
Land Development

•
Escena. We are developing a 450-acre approved master planned community in Palm Springs, CA. The development consisted of 667 residential lots, which include both single and multi-family lots, an 18-hole golf course, clubhouse restaurant, golf shop and seven-acre site approved for a 450-room hotel. In October 2013, we sold 200 single family lots for $22.7 million.

•
Sagaponack. We are developing an oceanfront plot of land in Sagaponack, NY. We are the sole owner of the land. We plan on partially developing the land by obtaining the appropriate permits and architectural plans and then subsequently selling it. The property is currently listed for sale.

Condominium and Mixed-Use Development

•
10 Madison Square West. We own an approximate 5.0% interest in a joint venture that is developing 10 Madison Square West. The joint venture is converting a 260,000-square-foot office building into a luxury residential condominium in the Flatiron District / NoMad neighborhood of Manhattan and is expected to be completed by August 2016.

•
The Marquand (11 East 68th Street). We own an approximate 18.0% interest in a joint venture that is converting a 12-story residential rental building into a luxury residential condominium. The building is located in Manhattan’s Upper East Side. Thirteen of the 29 units were sold as of December 31, 2015.

•
11 Beach Street. We own an approximate 49.5% interest in a joint venture that is converting a 10-story, 250,000-square-foot office building into a luxury residential condominium. The building is located in the TriBeCa neighborhood of Manhattan and construction began in May 2014 and is expected to be completed by December 2016.

•
20 Times Square (701 7th Avenue). We own an approximate 7.1% interest in a joint venture that is developing a 340,000-square-foot multi-use project located in Times Square in Manhattan. The development includes retail space, hotel space and signage. Construction has started and is expected to be completed by January 2018.

•
111 Murray Street. We own a 9.5% interest (and a related note receivable) in a joint venture that is developing a mixed-use property that includes both commercial space and a 157-unit luxury residential condominium in the TriBeCa neighborhood of Manhattan. Development began in 2014 and is expected to be completed by September 2018.

•
160 Leroy Street.  We own an approximate 3.1% interest in a development site in the West Greenwich Village neighborhood of Manhattan. The site is being developed as a high-rise condominium that will face the Hudson River. Development began in 2015 and is expected to be completed by March 2018.

•
215 Chrystie Street. We own an approximate 18.4% interest in a joint venture that owns a land development site in the Lower East Side neighborhood of Manhattan. The joint venture plans to develop the property into a 29-story mixed-use property with PUBLIC, an Ian Schrager-branded boutique hotel, and luxury condominium residences. Development began in 2014 and is expected to be completed by March 2017.

•
The Dutch LIC (25-19 43rd Avenue). We own a 9.9% interest in a nine story, 87,000 square foot, condominium development in Long Island City, New York. Construction of the 86-unit building commenced in September 2014 and is anticipated to be completed by January 2017.

•
Queens Plaza (23-10 Queens Plaza South). We own an approximate 45.4% interest in a joint venture that has purchased a pre-war building and a neighboring building in Queens, New York. The joint venture plans to develop a new apartment tower with 287,000 square feet of residential space and 10,000 square feet of retail space. Development began in 2014 and is expected to be completed by September 2016.

•
87 Park (8701 Collins Avenue).  We own a 15.0% interest in an oceanfront development site in Miami Beach, Florida, which will be developed into a residential condominium building. Development is will begin in 2016 and be completed by September 2018.

•
125 Greenwich Street.  We own a 13.3% interest in a development site in Manhattan's Financial District which will be developed into a high-rise condominium site along with a retail base. Development began in 2015 and is expected to be completed by October 2018.

•
West Hollywood (9040 Sunset Boulevard). We own a 48.5% interest in a property at 9040 Sunset Boulevard which will be developed into a high-rise hotel and condominium complex. Development began in 2015 and is expected to be completed by April 2018.

•
76 Eleventh Avenue. We own a 5.1% in a joint venture that is developing a mixed-use property that may include hotel, retail, commercial space and a luxury residential condominium in the West Chelsea neighborhood of Manhattan. Development is expected to begin during September 2016 and to be completed by March 2019.

•
Monad Terrace. We own an approximate 31.3% interest in a joint venture that is developing a 160,000-square-foot luxury condominium building in Miami Beach, FL. Development began is expected to begin during May 2016 and to be completed by May 2018.

•	Takanasee. We own an approximate 22.8% interest in a joint venture that plans to develop luxury oceanfront single and multi-family homes in Long Branch, NJ.
Apartment Buildings

•	Maryland Portfolio. We own an approximate 7.6% indirect interest in a joint venture that owns approximately 5,500 apartment units primarily located in Baltimore County, Maryland.

•
ST Portfolio.  We own a 16.3% interest in two Class A multi-family rental assets in partnership with Winthrop Realty Trust. The two buildings are located in Houston, Texas and Stamford, Connecticut. The buildings include 488 apartment units and 20,000 square feet of retail space. The Phoenix, Arizona and San Pedro, California buildings were sold in 2015 and 2014, respectively, and the proceeds were used to pay down debt.

Hotels

•
Park Lane Hotel. We own an approximate 5.2% interest in a joint venture that has acquired the Park Lane Hotel, which is presently a 47-story, 605-room independent hotel. The joint venture is developing plans for a future use.

•	Hotel Taiwana. We own an approximate 17.0% interest in a joint venture that owns a luxury hotel located in St. Barthelemy, French West Indies that has been recently renovated.

•
Coral Beach.  We own a 49.0% interest in a joint venture that owns a 52-acre private club in Bermuda. The property consists of Horizons cottages, which includes 39 units, and Coral Beach and Tennis Club, which includes 62 hotel and cottage units. Renovation began on the Coral Beach and Tennis Club in 2014.

Commercial

•	The Plaza at Harmon Meadow. We own an approximate 49.0% interest in a joint venture that has acquired Harmon Meadow, a 217,613 square foot retail shopping center in Secaucus, NJ.
In our real estate investment business, we seek to acquire investment interests in domestic and international real estate projects through debt and equity investments. We focus on new condominium development in Douglas Elliman markets and investing in well-located real estate assets that generate, or have the potential to generate, long-term, predictable and sustainable cash flows with attractive growth and development potential. We believe our ownership of Douglas Elliman provides us with a strategic advantage through its relationships with developers in New York City as well as its knowledge of the New York City residential real estate market. We and our partners seek to enhance the cash flows and returns from our investments by using varying levels of leverage. In addition, we and our partners may earn incentives on certain investments if the investments achieve rates of return that exceed targeted thresholds. Our real estate investments are located in the United States, Bermuda and the French West Indies and we may pursue growth in other markets where we identify attractive opportunities to invest in or acquire assets and to achieve strong risk-adjusted returns. We strive to invest at attractive valuations, capitalize on distressed situations where possible, create opportunities for superior valuation gains and cash flow returns and monetize assets at appropriate times to realize value. Our portfolio as of December 31, 2015 included interests in the 23 properties discussed above. As of December 31, 2015, our real estate investment business held interests in joint ventures recorded on our financial statements at approximately $217.2 million and approximately $23.3 million in consolidated real estate investments.
For additional information concerning these investments, see Note 7 to our consolidated financial statements.
Long-Term Investments
Ladenburg Thalmann. We own 14,191,205 common shares of Ladenburg Thalmann Financial Services Inc. (NYSE MKT: LTS), which represents beneficial ownership of approximately 7.84% of the LTS, a publicly-traded entity engaged in independent brokerage and advisory services, investment banking, equity research, institutional sales and trading, asset management services, life insurance brokerage and trust services through its subsidiaries. We also own 1,000,000 warrants to purchase LTS common shares for $1.68 per share, 240,000 shares of LTS’s 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share) (“LTS Preferred”) and have provided a loan to LTS, which had a principal balance of $1.7 million at December 31, 2015 and bears interest at 11% per annum. Three of our directors, Howard M. Lorber, Henry C. Beinstein and Jeffrey S. Podell, also serve as directors of LTS. Mr. Lorber also serves as Vice Chairman of LTS. Richard J. Lampen, who along with Mr. Lorber is an executive officer of ours, also serves as a director of LTS and has served as the President and Chief Executive Officer of LTS since September 2006. See Note 17 to our consolidated financial statements.
Castle Brands.  We own 12,671,159 shares of Castle Brands Inc. (NYSE MKT: ROX), a publicly-traded developer and importer of premium branded spirits, which represents beneficial ownership of approximately 8% of the Castle shares. Mr. Lampen is serving as the President, Chief Executive Officer and a director of Castle. Mr. Beinstein, a director of Vector, is also a director of Castle. See Note 17 to our consolidated financial statements. In 2013, we purchased in a private placement $200,000 of Castle’s convertible debt, which bears interest at 5% per annum, is convertible into 222,222 shares of Castle common stock and is due on December 15, 2018.
As of December 31, 2015, long-term investments consisted primarily of investments in investment partnerships of approximately $62.7 million. In the future, we may invest in other investments including limited partnerships, real estate investments, equity securities, debt securities and certificates of deposit depending on risk factors and potential rates of return.
Employees
At December 31, 2015, we had 1,367 employees, of which approximately 874 were employed by Douglas Elliman primarily in the New York area, 250 were employed at Liggett’s Mebane facility and approximately 220 were employed in sales and administrative functions at Liggett Vector Brands LLC (“LVB”), which coordinates our tobacco and e-cigarettes subsidiaries’ sales and marketing efforts, along with certain support functions. Approximately 13% of our employees are hourly employees, who are represented by unions. We have not experienced any significant work stoppages since 1977, and we believe that relations with our employees and their unions are satisfactory.
Available Information
Our website address is www.vectorgroupltd.com. We make available free of charge on the Investor Relations section of our website (http://www.vectorgroupltd.com/investor-relations/) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. We also make available through our website other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter and Corporate Governance and Nominating Committee charter have been posted on the Investor Relations section of our website and are also available in print to any stockholder who requests it. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

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
During 2016, we have certain liquidity commitments that could require the use of our existing cash resources. As of December 31, 2015, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months include the following:

•	cash interest expense of approximately $96.6 million,

•	dividends on our outstanding common shares of approximately $202.8 million, and

•	other corporate expenses and taxes.
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
We and our subsidiaries have significant indebtedness and debt service obligations. As of December 31, 2015, we and our subsidiaries had total outstanding indebtedness of $1.1 billion. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
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
In addition, Liggett’s revolving credit agreement requires us to meet specified financial ratios. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of the indenture governing the senior secured notes and the Liggett revolving credit agreement may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control. The breach of any of these covenants, including those contained in the indenture governing the senior secured notes and Liggett’s credit agreement, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.
The indenture governing the senior secured notes contain restrictive covenants, which, among other things, restrict our ability to pay certain dividends or make other restricted payments or enter into transactions with affiliates if our Consolidated EBITDA, as defined in the indenture, is less than $75 million for the four quarters prior to such transaction. Our Consolidated EBITDA for the four quarters ended December 31, 2015 exceeded $75 million.
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

Liggett is considerably smaller and has fewer resources than its major competitors, and, as a result, has a more limited ability to respond to market developments. Management Science Associates’ data indicate that in 2015 Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, controlled approximately 78.5% of the United States cigarette market. Philip Morris is the largest manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had approximately 60.3% of the premium segment and 47.6% of the total domestic market during 2015. During 2015, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 3.3%. Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, historically, because of their dominant market share, have been able to determine cigarette prices for the various pricing tiers within the industry.

Consolidation in the industry could adversely affect our ability to compete in the U.S. cigarette market. For example, RJ Reynolds’ merger with Lorillard Tobacco Company could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse effect on our sales volume, operating income and cash flows. Further, as part of the merger, RJ Reynolds and Lorillard Tobacco Company divested four of their brands to ITG Brands LLC, owned by Imperial Brands Plc.
Liggett’s business is highly dependent on the discount cigarette segment.
Liggett depends more on sales in the discount cigarette segment of the market, relative to the full-price premium segment, than its major competitors. Since 2004, all of Liggett’s unit volume was generated in the discount segment. The discount segment is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. While Philip Morris, RJ Reynolds, and Imperial compete with Liggett in the discount segment of the market, the strongest competition for market share has come from a group of smaller manufacturers and importers, most of which sell low quality, deep discount cigarettes. While Liggett’s share of the discount market was 11.8% in both 2015 and 2014 and 11.6% in 2013, Management Science Associates’ data indicate that the discount market share of these other smaller manufacturers and importers was approximately 24.8% in 2015, 34.1% in 2014, and 33.7% in 2013. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only current market segment could be negatively affected, which in turn could negatively affect the value of our common stock.
Liggett’s market share is susceptible to decline.

Liggett’s market share decreased in 2015, 2013 and 2012, after having increased in 2014. Liggett's market share increased during each of the years between 2000 and 2011 (except for 2008, which was unchanged). Earlier market share erosion resulted in part from Liggett’s highly leveraged capital structure that existed until December 1998 and its limited ability to match other competitors’ wholesale and retail trade programs, obtain retail shelf space for its products and advertise its brands. These declines also resulted from adverse developments in the tobacco industry, intense competition and changes in consumer preferences that have continued up to the current time. According to Management Science Associates' data, Liggett's overall domestic market share during 2015 was 3.3% compared to 3.4% during 2014, and 3.3% during 2013. Liggett's share of the discount segment was 11.8% in 2015, 11.8% in 2014 and 11.6% in 2013. Liggett's overall market share decreased by 0.1% in 2015 after increasing by 0.1% in 2014. If it were to decline substantially in the future, Liggett's sales volume, operating income and cash flows would be materially adversely affected, which in turn would negatively affect the value of our common stock.
The domestic cigarette industry has experienced declining unit sales in recent periods.

Industry-wide shipments of cigarettes in the United States have been declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 0.1% in 2015 as compared to 2014, and by approximately 3.0% in 2014 as compared to 2013. We believe that industry-wide shipments of cigarettes in the

United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to high cigarette price levels in recent years . If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
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
In addition to federal and state excise taxes, certain city and county governments also impose substantial excise taxes on tobacco products. Increased excise taxes are likely to result in declines in overall sales volume and shifts by consumers to less expensive brands.
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
Over the years, various state and local governments have continued to increase regulation of tobacco products. These regulations include, among other things, disclosure of ingredient information, the imposition of significantly higher taxes, increases in the minimum age to purchase tobacco products, sampling and advertising bans or restrictions, ingredient and constituent disclosure requirements and significant tobacco control media campaigns. Additional state and local legislative and regulatory actions will likely be considered in the future, including, among other things, restrictions on the use of flavorings.
In addition to the foregoing, there have been a number of other restrictive regulatory actions from various federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration (“FDA”). There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry. In 2009, legislation was passed by Congress providing for regulation of cigarettes by the FDA. These developments generally receive widespread media attention. Additionally, a majority of states have passed legislation providing for reduced ignition propensity standards for cigarettes. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation or legislation. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but our consolidated financial position, results of operations or cash flows could be materially adversely affected.
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

•
requires manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products, which could ultimately result in the FDA prohibiting Liggett from selling certain of its products;

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
It is likely that the tobacco law could result in a decrease in cigarette sales in the United States, including sales of Liggett’s and Vector Tobacco’s brands. Compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by FDA under the law. Costs, however, could be substantial and could have a material adverse affect on the companies’ financial condition, results of operations, and cash flows. In addition, FDA has a number of investigatory and enforcement tools available to it. Failure to comply with the law and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on the business, financial condition and results of operation of both Liggett and Vector Tobacco. At present, we are not able to predict whether the law will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry, thus affecting our competitive position.
Litigation will continue to harm the tobacco industry.
Liggett could be subjected to substantial liabilities and bonding requirements from litigation relating to cigarette products. Adverse judgments could have a negative impact on our ability to operate due to their impact on cash flows. We and our Liggett subsidiary, as well as the entire cigarette industry, continue to be challenged on numerous fronts, particularly with respect to the Engle progeny cases in Florida (described below). New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2015, in addition to the Engle progeny cases, there were 40 individual product liability lawsuits, three purported class actions and one health care cost recovery action pending in the United States in which Liggett and/or us were named defendants. It is likely that similar legal actions, proceedings and claims will continue to be filed against Liggett. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pled in certain cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any tobacco-related litigation could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Liggett could face difficulties in obtaining a bond to stay execution of a judgment pending appeal.
Liggett Only Cases.  There are currently three cases pending where Liggett is the only remaining tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases.
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
Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, former class members had until January 2008 to file individual lawsuits. Cases were commenced on behalf of approximately 8,000 plaintiffs. Lawsuits by individuals requesting the benefit of the Engle ruling are referred to as the “Engle progeny cases.” In October 2013, the Company announced a settlement of the claims of approximately 4,900 Engle progeny plaintiffs. Notwithstanding this comprehensive settlement, the claims of approximately 260 state court Engle progeny plaintiffs remain outstanding. As of December 31, 2015, there were seven Engle progeny cases currently scheduled for trial in 2016. Through December 31, 2015, 15 adverse verdicts had been entered against Liggett in Engle progeny cases. Several of these were affirmed on appeal and were satisfied by Liggett. The remaining verdicts are at various stages of appeal although appellate efforts, to date, have generally not been successful. Liggett faces outstanding judgments of $12.7 million, plus interest and attorney fees, for the cases currently on appeal.
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

In September 2013, the panel issued its decisions with respect to the 15 states that did not enter into the stipulated partial settlement and award, finding that six states did not diligently enforce their MSA escrow statutes in 2003. As a result, in April 2014, Liggett received a credit for the 2003 NPM Adjustment, in the amount of $6.4 million including interest. This amount was recognized in the third quarter of 2013. All six of the states that were found to be non-diligent filed motions in state court seeking to vacate the arbitration award. Three of those states have subsequently settled the dispute. No assurance can be given as to the ultimate outcome of the remaining challenges.
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
In October 2014, the panel issued a Corrected Final Award that eliminated the 1.25% adjustment increase. The panel further determined that the independent auditor shall compute Liggett’s market share for all years after 2000 on a “net” basis, but, adjust that computation to approximate “gross” market share by using actual returned product data for each year. In July 2015, the independent auditor issued calculations, purportedly based on the Corrected Final Award, which indicated that Liggett owed approximately $16,000 for years 2001 - 2013. The independent auditor subsequently issued revised draft calculations indicating that Liggett owes $6,200 for years 2001-2013. Based on these revised calculations, Liggett is fully accrued for this matter.
Liggett may have additional payment obligations under its individual state settlements.
In 2004, the Attorneys General of Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. No amounts have been accrued in our consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Mississippi and Texas. In January 2016, Mississippi commenced an action against Liggett for alleged breach of contract. There can be no assurance that Liggett will prevail in these matters and that Liggett will not be required to make additional payments, which could materially adversely affect our consolidated financial position, results of operations or cash flows and the value of our common stock.
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
The real estate industry is significantly affected by changes in economic and political conditions as well as real estate markets, which could adversely impact returns on our investments, trigger defaults in project financing, cause cancellations of property sales, reduce the value of our properties or investments and could affect our results of operations and liquidity. The real estate industry is cyclical and is significantly affected by changes in general and local economic conditions which are beyond our control.
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
Any of the following could be associated with cyclicality in the real estate market by halting or limiting a recovery in the residential real estate market, and have an adverse effect on our business by causing periods of lower growth or a decline in the number of home sales and/or property prices which, in turn, could adversely affect our revenue and profitability:

•	periods of economic slowdown or recession;

•	rising interest rates;

•	the general availability of mortgage financing;

•	a negative perception of the market for residential real estate;

•	commission pressure from brokers who discount their commissions;

•	an increase in the cost of homeowners’ insurance;

•	weak credit markets;

•	a low level of consumer confidence in the economy and/or the real estate market;

•	instability of financial institutions;

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
New Valley is heavily dependent on the performance of the real estate market in the New York metropolitan area. New Valley’s business primarily depends on the performance of the real estate market in the New York metropolitan area. Our real estate brokerage businesses and our investments in real estate developments are largely located in the New York metropolitan area and to a lesser extent in South Florida. Further, as of December 31, 2015, we had investments in or were developing 14 projects in the New York metropolitan area. Douglas Elliman Real Estate’s residential brokerage business primarily depends on volumes of sales transactions and sales prices for residential property in the New York metropolitan area. If volumes of residential property sales transactions in the New York metropolitan area decrease, the aggregate sales commission earned by Douglas Elliman Real Estate on sales transactions is also likely to decrease. Our business is and may continue to be heavily dependent on the continued growth of the property market in the New York metropolitan area, and any adverse developments in the supply and demand or in property prices in these areas would have an adverse effect on our financial condition and results of operations.
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
New Valley is dependent on the attractiveness of New York City as a place to live and invest in and its status as an international center for business and commerce. Through its investments in Douglas Elliman Real Estate and 14 developments in the New York metropolitan area, New Valley is dependent on the attractiveness of New York City as a place to live and invest in. If New York City’s economy stagnates or contracts or if there are significant concerns or uncertainty regarding the strength of New York City’s economy, due to domestic, international or global macroeconomic trends or other factors (including, in particular, any matters which adversely affect New York City’s status as an international center for business and commerce or the economic benefits of New York City’s financial services industry), the New York metropolitan area may become a less attractive place to live, work, study or to own residential property for investment purposes. The attractiveness of New York City may also be negatively affected by other factors, including high residential property sales prices or rents (or a risk or perceived risk of a fall in sales prices in the future), high costs of living, and negative perceptions surrounding quality of life, safety and security (including the risk or perceived risk of acts of terrorism or protests).
Any reduction in the attractiveness of New York City as a place to live or a place to invest in residential real estate and any matters which adversely affect New York City’s status as an international center for business and commerce could result in a reduction, by volume and/or by value, in our investment in real estate developments and/or residential property sales transactions in the New York metropolitan area, which would adversely affect our business, financial condition and results of operations.
Risks associated with our real estate development business
Real estate development is a competitive industry, and competitive conditions may adversely affect our results of operations. The real estate development industry is highly competitive. Real estate developers compete not only for buyers, but also for desirable properties, building materials, labor and capital. We compete with other local, regional, national and international real estate asset managers, investors and property developers, who have significant financial resources and experience. Competitive conditions in the real estate development industry could result in: difficulty in acquiring suitable investments in properties at acceptable prices; increased selling incentives; lower sales volumes and prices; lower profit margins; impairments in the value of our investments in real estate developments and other assets; and increased construction costs, delays in construction and increased carry costs. Development projects are subject to special risks including potential increase in costs, changes in market demand, inability to meet deadlines which may delay the timely completion of projects, reliance on contractors who may be unable to perform and the need to obtain various governmental and third party consents.
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
We face risks associated with property acquisitions. We may be unable to finance acquisitions or investments on favorable terms or properties may fail to perform as expected. We may underestimate the costs necessary to bring an investment up to standards established for its intended market position. We may also acquire or invest in properties subject to liabilities and with recourse, with respect to unknown liabilities. The Company's acquisition of real estate investments are subject to several risks including: underestimated operating expenses for a property, possibly making it uneconomical or unprofitable; a property may fail to perform in accordance with expectations, in which case the Company may sustain lower-than-expected income or need to incur additional expenses for the property; and the Company may not be able to sell, dispose or refinance the property at a favorable price or terms, or at all, as the case may be; in addition to any potential loss on a sale, the Company may have no choice but to hold on to the property and continue to incur net operating losses if underperforming for an indefinite period of time, as well as incur continuing tax, environmental and other liabilities. Acquisition agreements will typically contain conditions to closing, including completion of due diligence to our satisfaction or other conditions that are not within our control, which may not be satisfied. Each of these factors could have an adverse effect on our results of operations and financial condition.
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
If we, or the entities we invest in, are not able to develop and market our real estate developments successfully or within expected timeframes or at projected pricing, our business and results of operations will be adversely affected. Before a property development generates any revenues, material expenditures are incurred to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities, model offices, showrooms, apartments or homes and sales facilities. It generally takes several years for a real estate development to achieve cumulative positive cash flow. If we, or the entities we invest in, are unable to develop and market our real estate developments successfully or to generate positive cash flows from these operations within expected timeframes, it could have a material adverse effect on our business and results of operations.
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
Guaranty risks; risks of joint ventures.  New Valley has a number of real estate-related investments in which other partners hold significant interests. New Valley must seek approval from these other parties for important actions regarding these joint ventures. Since the other parties’ interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm the ventures. If our partners face adverse financial conditions, it may impair their ability to fund capital calls or satisfy their share of any guarantees on project financing. In addition, we are typically obligated to execute guarantees or indemnify our partners for guarantees they may execute in connection with the acquisition or construction financing for our projects. The guarantees that we might be obligated to sign include guarantees for environmental liability at a project, "bad boy" acts committed by New Valley, as well as a "carry" guarantee and completion guarantee for a project. In the event of a default, if a lender were to exercise its rights under these guarantees, it could have a material adverse effect on our business and results of operations.
Our real estate investments and the real estate market in general could be adversely impacted by changes in the law. Many different laws govern the development of real estate. Changes to laws such as affordable housing, zoning, air rights and others, could adversely impact our real estate projects. The Financial Crimes Enforcement Network of the Treasury Department has recently issued Geographic Targeting Orders that will temporarily require certain United States title insurance companies to identify the natural persons who directly or indirectly beneficially own companies that pay all cash for high-end residential real estate in the Borough of Manhattan in New York City and in Miami-Dade County in Florida. No assurances can be given as to the impact such requirements may have on the continued purchasing of high-end residential properties in Manhattan and Miami-Dade County by such individuals for so long as such requirements are in effect, and no assurances can be given as to the impact such requirements may have in the event they are extended to other markets throughout the country in which New Valley is engaged in high-end residential properties.
The real estate developments we invest in may be subject to losses as a result of construction defects. Real estate developers, are subject to construction defect and warranty claims arising in the ordinary course of their business. These claims are common in the real estate development industry and can be costly.
Claims may be asserted against the real estate developments we invest in for construction defects, personal injury or property damage caused by the developer, general contractor or subcontractors, and if successful these claims may give rise to liability. Subcontractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the industry; however, if U.S. or other regulatory agencies or courts reclassify the employees of sub-contractors as employees of real estate developers, real estate developers using subcontractors could be responsible for wage, hour and other employment-related liabilities of their subcontractors.
In addition, where the real estate developments in which we invest hire general contractors, unforeseen events such as the bankruptcy of, or an uninsured or under-insured loss claimed against, the general contractor, may sometimes result in the real estate developer becoming responsible for the losses or other obligations of the general contractor. The costs of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies may be limited. There can be no assurance that this coverage will not be further restricted and become more costly. If the real estate developments in our real estate portfolio are not able to obtain adequate insurance against these claims in the future, our business and results of operations may be adversely affected.
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
Our investments in real estate are susceptible to adverse weather conditions and natural and man-made disasters. Adverse weather conditions and natural and man-made disasters such as hurricanes, tornadoes, storms, earthquakes, floods, droughts, fires, snow, blizzards, as well as terrorist attacks, riots and electrical outages, can have a significant effect on the assets in our real estate portfolio. These adverse conditions can cause physical damage to work in progress and new developments, delays and increased costs in the construction of new developments and disruptions and suspensions of operations, whether caused directly or by disrupting or suspending operations of those upon whom our real estate developments rely in their operations. Such adverse conditions can mutually cause or aggravate each other, and their incidence and severity are unpredictable. If insurance is unavailable to the real estate developments we invest in or is unavailable on acceptable terms, or if insurance is not adequate to cover business interruptions or losses resulting from adverse weather or natural or man-made disasters, the real estate developments we invest in and our results of operations will be adversely affected. In addition, damage to properties in our real estate portfolio caused by adverse weather or a natural or man-made disaster may cause insurance costs for these properties to increase.
A major health and safety incident relating to our real estate investments could be costly in terms of potential liabilities and reputational damage. Building sites are inherently dangerous, and operating in the real estate development industry poses certain inherent health and safety risks. Due to regulatory requirements, health and safety performance is critical to the success of the real estate investments we invest in. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on the reputation and relationships of the developer with relevant regulatory agencies or governmental authorities, which in turn could have an adverse effect on our investment and operating results.
Insurance may not cover some potential losses or may not be obtainable at commercially reasonable rates, which could adversely affect our financial condition and results of operations. Real estate properties in our real estate portfolio maintain insurance on their properties in amounts and with deductibles that we believe are comparable with what owners of similar properties carry; however, such insurance may not cover some potential losses or may not be obtainable at commercially reasonable rates in the future. There also are certain types of risks (such as war, environmental contamination such as toxic mold, and lease and other contract claims) which are either uninsurable or not economically insurable. Should any uninsured or underinsured loss occur, we could lose our investment in, and anticipated profits and cash flows from, one or more properties.
The volatility in the capital and credit markets has increased in recent years.  Because the volatility in capital and credit markets may create additional risks in the upcoming months and possibly years, we will continue to perform additional assessments to determine the impact, if any, on our consolidated financial statements. Thus, future impairment charges may occur.

Risks associated with Douglas Elliman Realty
Douglas Elliman Real Estate depends on a strong brand, and any failure to maintain, protect and enhance the Douglas Elliman brand would have an adverse effect on its ability to grow its real estate brokerage business. Douglas Elliman Real Estate has developed a strong brand that we believe has contributed significantly to the success of its business. Maintaining, protecting and enhancing Douglas Elliman Real Estate as a premium real estate brokerage brand is critical to growing its business. If Douglas Elliman Real Estate does not successfully build and maintain a strong brand, its real estate brokerage business could be negatively impacted. Maintaining and enhancing the quality of the Douglas Elliman Real Estate brand may require us to make substantial investments in areas such as marketing, community relations, outreach and employee training. Douglas Elliman Real Estate actively engages in print and online advertisements, targeted promotional mailings and email communications, and engages on a regular basis in public relations and sponsorship activities. There is no assurance that those activities will enhance the brand awareness.

Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way Douglas Elliman Real Estate manages its relationship with its agents, our growth strategies or the ordinary course of its business or its brokerage business. Other incidents may arise from events that are or may be beyond its ability to control and may damage its brand, such as actions taken (or not taken) by one or more agents relating to health, safety, welfare or other matters; litigation and claims; failure to maintain high ethical and social standards for all of its operations and activities; failure to comply with local laws and regulations; and illegal activity targeted at Douglas Elliman Real Estate or others. Douglas Elliman Real Estate’s brand value could diminish significantly if any such incidents or other matters erode consumer confidence in it, which may result in a decrease in its total agent count and, ultimately could adversely affect its business and operating results.
The real estate brokerage business in the New York metropolitan area, South Florida, Aspen, Colorado and Beverly Hills, California is extremely competitive. Douglas Elliman Real Estate competes with other multi-office independent real estate organizations and with franchise real estate organizations competing in local areas. Competition is particularly intense in the densely populated metropolitan areas of New York and South Florida in which it operates. In addition, in the real estate brokerage industry, new participants face minimal barriers to entry into the market. Douglas Elliman Real Estate also competes for the services of qualified licensed agents. The ability of its brokerage offices to retain agents is generally subject to numerous factors, including the sales commissions they receive, advertising support and its perception of brand value.
The financial results of Douglas Elliman Real Estate’s real estate brokerage business is affected directly by the success of its agents. Douglas Elliman Real Estate’s real estate brokerage offices generate revenue in the form of commissions and service fees. Accordingly, its financial results depend upon the operational and financial success of its brokerage offices and its agents.
Infringement, misappropriation or dilution of Douglas Elliman Real Estate's intellectual property could harm its business. We regard the Douglas Elliman Real Estate trademark portfolio as having significant value and as being an important factor in the marketing of its brand. Douglas Elliman Real Estate believes that this and other intellectual property are valuable assets that are critical to its success. Douglas Elliman Real Estate relies on a combination of protections provided by contracts, as well as copyright, trademark, and other laws, to protect our intellectual property from infringement, misappropriation or dilution. It has registered certain trademarks and service marks and has other trademark and service mark registration applications pending in the U.S. and foreign jurisdictions. Although Douglas Elliman Real Estate monitors its trademark portfolio both internally and through external search agents and imposes an obligation on agents to notify it upon learning of potential infringement, there can be no assurance that it will be able to adequately maintain, enforce and protect its trademarks or other intellectual property rights.
Douglas Elliman Real Estate is not aware of any challenges to its right to use any of its brand names or trademarks. It is commonly involved in numerous proceedings, generally on a small scale, to enforce its intellectual property and protect its brand. Unauthorized uses or other infringement of its trademarks or service marks, including ones that are currently unknown to us, could diminish the value of its brand and may adversely affect its business. Failure to adequately protect its intellectual property rights could damage its brand and impair its ability to compete effectively. Even where it has effectively secured statutory protection for its trademarks and other intellectual property, its competitors may misappropriate its intellectual property. Defending or enforcing our trademark rights, branding practices and other intellectual property, and seeking an injunction and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources and divert the attention of management, which in turn may adversely affect our business and operating results.
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
As reported in “Item 9A: Controls and Procedures” of this Form 10-K, we have concluded that there are material weaknesses in our internal control over financial accounting and we did not maintain effective monitoring controls in certain areas relating to year-end financial reporting process at Douglas Elliman Realty, LLC for the years ended December 31, 2015 and 2014, respectively, and these material weaknesses have not been fully remediated as of the filing date of this Form 10-K. Nonetheless, since the identification of the material weaknesses, management has begun the evaluation process associated with the remediation of these weaknesses and will continue to take measures, including engaging service providers that may be necessary and advisable to address these weaknesses. We could incur significant expense and devote management resources in remediating these material weaknesses in 2016.
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
The trading price of our common stock has ranged between $19.64 and $25.60 per share over the past 52 weeks. We expect that the market price of our common stock will continue to fluctuate.
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
As of December 31, 2015, we had outstanding options granted to employees, including restricted shares, to purchase approximately 5,940,244 shares of our common stock, with a weighted-average exercise price of $8.71 per share, of which options 2,035,345 shares were exercisable as of December 31, 2015. We also have outstanding convertible notes and debentures maturing in January 2019 and April 2020, which are currently convertible into 24,894,522 shares of our common stock. The issuance of these shares will cause dilution which may adversely affect the market price of our common stock. The availability for sale of significant quantities of our common stock could adversely affect the prevailing market price of the stock.

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

Douglas Elliman leases 86 offices throughout New York, Connecticut, Florida, California and Colorado. Leases expire at various times between 2015 and 2031. As of December 31, 2015, the properties leased by Douglas Elliman are as follows:

Type	Number of Offices	Location	Owned or Leased	Approximate Total Square Footage

Offices	21	New York City, NY	Leased	149,000
Offices	37	Long Island, NY	Leased	133,000
Offices	14	South Florida	Leased	20,000
Offices	6	Westchester County, NY	Leased	12,000
Offices	2	California	Leased	11,000
Offices	6	Other	Leased	9,000

Liggett’s tobacco manufacturing facilities, and several of the distribution and storage facilities, are currently located in or near Mebane, North Carolina. Various of such facilities are owned and others are leased. As of December 31, 2015, the principal properties owned or leased by Liggett are as follows:

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
Reference is made to Note 15 to our consolidated financial statements, which contains a description of certain legal proceedings to which the Company, Liggett or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1, Material Legal Proceedings, incorporated herein, for additional information regarding the pending tobacco-related legal proceedings to which we or Liggett are parties. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 4400 Biscayne Boulevard, Miami, Florida 33137, Attn: Investor Relations.

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
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR.” The following table sets forth, for the periods indicated, high and low sale prices for a share of our common stock on the NYSE, as reported by the NYSE, and quarterly cash dividends declared on shares of common stock:

Year	High	Low	Cash Dividends
2015:
Fourth Quarter	$25.60	$22.13	$0.40
Third Quarter	24.64	21.14	0.38
Second Quarter	22.54	20.58	0.38
First Quarter	22.19	19.64	0.38
2014:
Fourth Quarter	$21.53	$18.78	$0.38
Third Quarter	21.77	18.15	0.36
Second Quarter	19.82	17.58	0.36
First Quarter	19.73	14.63	0.36

At February 19, 2016, there were approximately 1,639 holders of record of our common stock.
The declaration of future cash dividends is within the discretion of our Board of Directors and is subject to a variety of contingencies such as market conditions, earnings and our financial condition as well as the availability of cash.
Liggett’s revolving credit agreement currently permits Liggett to pay dividends to VGR Holding only if Liggett’s borrowing availability exceeds $5 million for the 30 days prior to payment of the dividend and after giving effect to the dividend, and so long as no event of default has occurred under the agreement, as defined under the Credit Facility, including Liggett’s compliance with the covenants in the credit facility, including maintaining minimum levels of EBITDA (as defined) if its borrowing availability is less than $20 million and not exceeding maximum levels of capital expenditures (as defined).
Our 7.75% Senior Secured Notes due 2021 prohibit our payment of cash dividends or distributions on our common stock if, at the time of such payment, our Consolidated EBITDA (as defined) for the most recently completed four full fiscal quarters is less than $75 million. Our Consolidated EBITDA for the four quarters ended December 31, 2015 exceeded $75 million.
We paid 5% stock dividends on September 29, 2015, September 26, 2014, and September 27, 2013 to the holders of our common stock. All information presented in this report is adjusted for the stock dividends.

Performance Graph
The following graph compares the total annual return of our Common Stock, the S&P 500 Index, the S&P MidCap 400 Index and the NYSE Arca Tobacco Index, formerly known as the AMEX Tobacco Index, for the five years ended December 31, 2015. The graph assumes that $100 was invested on December 31, 2010 in the Common Stock and each of the indices, and that all cash dividends and distributions were reinvested.

	12/10	12/11	12/12	12/13	12/14	12/15
Vector Group Ltd.	100	118	114	145	213	266
S&P 500	100	102	118	157	178	181
S&P MidCap	100	98	116	155	170	166
NYSE Arca Tobacco	100	118	140	154	153	185

Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2015.
Issuer Purchases of Equity Securities
There were no purchases of our common stock during the three months ended December 31, 2015.

EXECUTIVE OFFICERS OF THE REGISTRANT
The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 8, 2016. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

Name	Age	Position	Year Individual Became an Executive Officer
Howard M. Lorber	67	President and Chief Executive Officer	2001
Richard J. Lampen	62	Executive Vice President	1996
J. Bryant Kirkland III	50	Vice President, Chief Financial Officer and Treasurer	2006
Marc N. Bell	55	Vice President, General Counsel and Secretary	1998
Ronald J. Bernstein	62	President and Chief Executive Officer of Liggett	2000

Howard M. Lorber has been our President and Chief Executive Officer since January 2006. He served as our President and Chief Operating Officer from January 2001 to December 2005 and has served as a director of ours since January 2001. From November 1994 to December 2005, Mr. Lorber served as President and Chief Operating Officer of New Valley, where he also served as a director. Mr. Lorber was Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; Chairman of the Board of Directors since 1987 and Chief Executive Officer from November 1993 to December 2006 of Nathan’s Famous, Inc., a chain of fast food restaurants; Chairman of the Board of Ladenburg Thalmann Financial Services from May 2001 to July 2006 and Vice Chairman since July 2006; member of the Board of Directors since March 2015 and Chairman since May 2015 of Morgans Hotel Group Co. Mr. Lorber was a Director of Borders Group Inc. from May 2010 until January 2012 and was a director from 1991 to 2011 of United Capital Corp., a real estate investment and diversified manufacturing company, which ceased to be a public reporting company in 2011. He is also a trustee of Long Island University.
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
J. Bryant Kirkland III has been our Vice President, Chief Financial Officer and Treasurer since April 2006. Mr. Kirkland has served as a Vice President of ours since January 2001 and served as New Valley’s Vice President and Chief Financial Officer from January 1998 to December 2005. He has served since July 1992 in various financial capacities with us, Liggett and New Valley. Mr. Kirkland served as Vice President, Treasurer and Chief Financial Officer of CDSI Holdings Inc. (now known as SG Blocks Inc.) from January 1998 to November 2011 and as a director of SG Blocks Inc. (formerly known as CDSI Holdings Inc.) from November 1998 to September 2015. Mr. Kirkland has served as Chairman of the Board of Directors, President and Chief Executive Officer of Multi Soft II, Inc. and Multi Solutions II, Inc. since July 2012.
Marc N. Bell has been our General Counsel and Secretary since May 1994 and our Vice President since January 1998 and the Senior Vice President and General Counsel of Vector Tobacco since April 2002. From November 1994 to December 2005, Mr. Bell served as Associate General Counsel and Secretary of New Valley and from February 1998 to December 2005, as a Vice President of New Valley. Mr. Bell previously served as Liggett’s General Counsel and currently serves as an officer, director or manager for many of Vector’s or New Valley’s subsidiaries. Mr. Bell served as a member of the Board of Directors of SG Blocks Inc. from March 2014 to September 2015.
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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2015		2014		2013		2012	2011
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues (1)	$1,657,197		$1,591,315		$1,079,921		$1,084,546	$1,133,380
Operating income	$199,920	(3)	$212,438	(3)	$111,186	(3)	$154,083	$142,621
Net income attributed to Vector Group Ltd.	$59,198		$36,856		$37,300	(4)	$30,675	$74,478
Per basic common share (2):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.49		$0.33		$0.36		$0.31	$0.72
Per diluted common share (2):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.49		$0.33		$0.36		$0.31	$0.72
Cash distributions declared per common share (2)	$1.54		$1.47		$1.40		$1.33	$1.27
Balance Sheet Data:
Current assets	$583,739		$751,397		$484,388		$579,336	$426,996
Total assets	$1,310,756		$1,423,254		$1,115,793		$986,928	$824,979
Current liabilities	$216,292		$212,424		$359,376		$167,860	$279,313
Notes payable, embedded derivatives, long-term debt and other obligations, less current portion	$1,030,291		$1,029,213		$633,700		$759,074	$542,371
Non-current employee benefits, deferred income taxes and other long-term liabilities	$186,334		$202,297		$173,322		$149,064	$113,303
Stockholders’ deficiency	$(122,161)		$(20,680)		$(50,605)		$(89,070)	$(110,008)
_____________________________

(1)	Revenues include federal excise taxes of $439,647, $446,086, $456,703, $508,027 and $552,965, respectively.

(2)	Per share computations include the impact of 5% stock dividends on September 29, 2015, September 26, 2014, September 27, 2013, September 28, 2012, and September 29, 2011.

(3)
Operating income includes $4,364, $1,419 and $11,823 of income from MSA Settlements, $0, $0 and $86,213 of Engle progeny settlement charge, and $20,072, $2,475 and $1,893 of litigation judgment and settlement expense for the years ended December 31, 2015, 2014 and 2013, $7,257 of restructuring expense for the year ended December 31, 2015, and $1,607 of pension settlement expense ended December 31, 2015, respectively.

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

•
the real estate business through our New Valley LLC subsidiary, which is seeking to acquire or invest in additional real estate properties or projects. New Valley owns 70.59% of Douglas Elliman, which operates the largest residential brokerage company in the New York metropolitan area.

All of our tobacco operations’ unit sales volume in 2015, 2014 and 2013 was in the discount segment, which management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
Our tobacco subsidiaries’ cigarettes are produced in 117 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	EAGLE 20’s — a brand positioned in the deep discount segment for long-term growth re-launched as a national brand in 2013,

•	PYRAMID — the industry’s first deep discount product with a brand identity re-launched in the second quarter of 2009,

•	GRAND PRIX — re-launched as a national brand in 2005,

•	LIGGETT SELECT — a discount category brand originally launched in 1999,

•	EVE — a 120 millimeter cigarette in the branded discount category, and

•	USA and various Partner Brands and private label brands.
In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett’s family of brands with 54.4% of Liggett’s unit volume in 2015, 61.1% in 2014 and 65.5% in 2013. In January 2013, Liggett repackaged and relaunched EAGLE 20’s to distributors and retailers on a national basis. EAGLE 20’s is marketed to compete with brands positioned in the deep discount segment. EAGLE 20’s represented 23.4% in 2015, 13.4% in 2014 and 6.6% in 2013 of Liggett’s unit volume. According to Management Science Associates, Liggett held a share of approximately 11.8% of the overall discount market segment for each of 2015 and 2014 compared to 11.6% for 2013.
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
The discount segment is a challenging marketplace, with consumers having less brand loyalty and placing greater emphasis on price. Liggett’s competition is now divided into two segments. The first segment consists of the three largest manufacturers of cigarettes in the United States: Philip Morris USA Inc., RJ Reynolds Tobacco Company (which is now part of Reynolds American) (“RJ Reynolds”) and ITG Brands LLC, which is owned by Imperial Brands Plc. These three manufacturers, while primarily premium cigarette-based companies, also produce and sell discount cigarettes.
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

Recent Developments
Liggett Restructuring. On October 5, 2015, our Tobacco segment commenced a restructuring of its operations by realigning its sales force and adjusting its business model to more efficiently serve its chain and independent accounts. In connection with the restructuring, the segment's workforce declined by 95 full-time employees (or 17% of the Tobacco segment's workforce).
The total costs of the restructuring were $7,257 for the year ended December 31, 2015. The restructuring costs are included as “Restructuring charges” in our consolidated statements of operations and are attributable to our Tobacco segment.
The restructuring plan is expected to yield approximately $10,000 of annual cost savings consisting of approximately $8,000 in reduced sales, general and administrative expenses and approximately $2,000 in reduced manufacturing expenses, beginning in the fourth quarter of 2015. We plan to reinvest the entire amount of cost savings into the Tobacco segment’s promotional and marketing programs.
Restructuring and impairment expense recognized for the year ended December 31, 2015 consisted of $5,438 related to employee pension benefits, $1,094 related to the elimination of sales and administrative positions, $454 related to a reserve for excess marketing point-of-sale material inventories and $271 of other charges .
As part of the restructuring plan, we offered voluntary termination and early retirement benefits to manufacturing employees meeting certain age and service requirements. The package consisted of enhanced pension benefits or severance based on past service and, for some employees, ongoing company contributions to insurance coverage until age 65. We expensed $5,438 in 2015 related to these benefits. All pension benefits were paid from existing pension plan assets.
We also recorded $203 for contract termination expenses related to cars leased on behalf of the terminated sales employees and an additional $68 for other related restructuring expenses.
Approximately $700 of non-pension related severance and benefits were paid in 2015. Payment of the remaining $400 of severance and benefits costs is expected in 2016. All non-pension-related restructuring payments are expected to be funded by ongoing operations and cash reserves.
Our estimates of the savings from the restructuring are based on a number of assumptions and actual results may differ from these estimates.
Liggett NPM. In October 2015, substantially all of the Participating Manufacturers settled the NPM Adjustment dispute with the State of New York for 2004 - 2014 and agreed to a mechanism for potential future credits against the Participating Manufacturers' MSA payments for 2015 forward. As a result of the settlement, Liggett reduced cost of sales by approximately $5,700 for the year ended December 31, 2015.
Liggett Retirement Window. Liggett recorded a charge of $1,607 for the year ended December 31, 2015 in connection with a window offered to terminated participants in two Defined Benefit Plans in 2015.
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
Vector 6.75% Variable Interest Senior Convertible Note due 2014. On March 14, 2014, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted $25,000 principal balance of the $50,000 Note into 2,338,930 of our common shares. On November 14, 2014, the terms of the Note were amended to extend the maturity date to February 15, 2015. No other terms were modified. In February 2015, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted the remaining $25,000 principal balance of the $50,000 Note into 2,338,930 of our common shares.
Investments in Ladenburg Thalmann Financial Services (“LTS”) and Castle Brands Inc. (”Castle”). The Company adopted the equity method of accounting for its investments in LTS and Castle in 2015 because the Company determined that it had significant influence due to the evolution of the relationships with each company.  The Company has adjusted its consolidated financial statements, retroactively, as if the equity method had been in effect since inception.

New Valley Real Estate Ventures:
Takanasee. In December 2015, New Valley invested $4,428 for an approximate 22.8% interest in Takanasee Developers LLC. The joint venture plans to develop a luxury oceanfront community composed of single and multi family homes in Long Branch, NJ. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in Takanasee was $4,428 at December 31, 2015.
76 Eleventh Avenue. In May 2015, New Valley invested $17,000 for an approximate 5.1% interest in HFZ 76 Eleventh Holdco LLC. The joint venture plans to develop luxury residential condominium building in the Chelsea neighborhood of Manhattan, NY. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in 76 Eleventh Avenue was $17,000 as of December 31, 2015.
Monad Terrace. In May 2015, New Valley invested $6,438 for an approximate 31.3% interest in Monad Terrace LLC. The joint venture plans to develop luxury residential condominium building in Miami Beach, FL. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded equity loss of $196 for the year ended December 31, 2015. New Valley’s maximum exposure to loss as a result of its investment in Monad Terrace was $6,242 at December 31, 2015.
Harmon Meadow. In March 2015, New Valley invested $5,931 to acquire a 49.0% in CSV-NV Harmon Meadow GP LLC. The purpose of the joint venture is to own and operate the Harmon Meadow retail shopping center in Secaucus, NJ. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. During 2015, New Valley received distributions of $480 and recorded equity loss of $2. New Valley’s investment percentage did not change. New Valley’s maximum exposure to loss as a result of its investment in Harmon Meadow was $5,449 as of December 31, 2015.
Stock Compensation. On November 10, 2015, we granted our President and Chief Executive Officer an award of 1,200,000 shares of our Common Stock subject to service and performance-based vesting. The Award Shares were issued pursuant to the terms of an agreement that provides that both a performance requirement and a continued employment requirement must be met over a seven-year performance period to earn vested rights with respect to the Award Shares. The maximum potential amount of the Award Shares reflects recognition of the CEO’s contributions as CEO since January 1, 2006 and the value of his management and real estate expertise to us. We will expense the value of the grant of approximately $28,400 over an estimated seven-year period.

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
Notwithstanding the comprehensive nature of the Engle Progeny Settlement, approximately 260 plaintiffs did not participate in the settlement and, therefore, we and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the our consolidated financial position, results of operations and cash flows.
In February 2016, two adverse verdicts in Engle progeny cases, Buchanan and Lambert, were affirmed on appeal. Liggett has accrued for these cases as of December 31, 2015.

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
Revenue Recognition.  Revenues from sales of cigarettes and e-cigarettes are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is fixed or determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. In accordance with authoritative guidance on how taxes collected from customers and remitted to governmental authorities should be presented in the income statement (that is, gross versus net presentation), we include federal excise taxes on cigarettes in revenues and cost of goods sold. Such revenues and cost of sales totaled $439,647, $446,086, and $456,703 for the years ended December 31, 2015, 2014 and 2013, respectively. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, regulation, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
Revenue is recognized only when persuasive evidence of an arrangement exists, the price is fixed or determinable, the transaction has been completed and collectibility of the resulting receivable is reasonably assured. Real estate commissions earned by the Company’s real estate brokerage businesses are recorded as revenue on a gross basis upon the closing of a real estate transaction as evidenced when the escrow or similar account is closed, the transaction documents have been recorded and funds are distributed to all appropriate parties. Commissions expenses are recognized concurrently with related revenues. Property management fees and rental commissions earned are recorded as revenue when the related services are performed.
Contingencies.  We record Liggett’s product liability legal expenses and other litigation costs as operating, selling, administrative and general expenses as those costs are incurred. As discussed in Note 15 to our consolidated financial statements, legal proceedings regarding Liggett’s tobacco products are pending or threatened in various jurisdictions against Liggett and us.
We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in Note 15 to our consolidated financial statements and discussed below related to the 15 cases where an adverse verdict was entered against Liggett: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.
Although Liggett has generally been successful in managing litigation in the past, litigation is subject to uncertainty and significant challenges remain, particularly with respect to the Engle progeny cases.
Adverse verdicts have been entered against Liggett in 15 state court Engle progeny cases (see Note 15 to our consolidated financial statements), and several of these verdicts have been affirmed on appeal and satisfied by Liggett.

Except as discussed in Note 15 regarding the cases where an adverse verdict was entered against Liggett and that remain on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members’ claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages.
There is other tobacco-related litigation pending against Liggett, which is discussed in Note 15 to our consolidated financial statements. This litigation is also evaluated on a quarterly basis. Management is not able to predict the outcome of any of the other tobacco-related litigation pending or threatened against Liggett.
A reader should not infer from the absence of any reserve in our consolidated financial statements that we will not be subject to significant tobacco-related liabilities in the future. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.
There may be several other proceedings, lawsuits and claims pending against us and certain of our consolidated subsidiaries unrelated to tobacco or tobacco product liability. We are of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect our financial position, results of operations or cash flows.
Settlement Agreements.  As discussed in Note 15 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the MSA. Liggett and Vector Tobacco have no payment obligations under the MSA except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the MSA, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the MSA is recorded in cost of goods sold as the products are shipped. Settlement expenses under the MSA recorded in the accompanying consolidated statements of operations were $113,919 for 2015, $116,650 for 2014 and $103,530 for 2013. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
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
As of December 31, 2015 and 2014, the fair value of derivative liabilities was estimated at $144,042 and $169,386, respectively. The decrease is due to the gains on the changes in fair value of convertible debt and the conversion of the Vector 6.75% Variable Interest Senior Convertible Note due 2015 (as amended).
Changes to the fair value of these embedded derivatives are reflected on our consolidated statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. We recognized gains of $24,455, $19,409 and $18,935 in 2015, 2014 and 2013, respectively, due to changes in the fair value of the embedded derivatives.
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
We recognized non-cash interest expense of $18,529, $32,071 and $21,482 in 2015, 2014 and 2013, respectively, due to the amortization of the debt discount attributable to the embedded derivatives and $8,681, $19,401 and $14,896 in 2015, 2014 and 2013, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.
Stock-Based Compensation.  Our stock-based compensation uses a fair-value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. We recognized stock-based compensation expense of $1,675, $1,573 and $2,212 in 2015, 2014 and 2013, respectively, related to the amortization of stock option awards and $3,945, $1,678 and $307, respectively, related to the amortization of restricted stock grants. As of December 31, 2015 and 2014, there was $3,775 and $2,829, respectively, of total unrecognized cost related to employee stock options and $44,632 and $20,181, respectively, of total unrecognized cost related to restricted stock grants. See Note 14 to our consolidated financial statements.
Employee Benefit Plans.  The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of December 31, 2015, our benefit obligations were computed assuming a discount rate between 3.75% - 4.50%. As of December 31, 2015, our service cost was computed assuming a discount rate of 2.75% - 4.25%. In determining our expected rate of return on plan assets, we consider input from our external advisors and historical returns based on the expected long-term rate of return which is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 6.0%, 6.6% and 7.2% for the years ended December 31, 2015, 2014 and 2013, respectively, and our actual five-year annual rate of return on our pension plan assets was 6.3%, 9.8% and 13.6% for the years ended December 31, 2015, 2014 and 2013, respectively. In computing expense for the year ended December 31, 2016, we will use an assumption of a 6.0% annual rate of return on our pension plan assets. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.
Net pension expense for defined benefit pension plans and other postretirement expense was $6,556 and $1,304 for 2015 and 2013, respectively, while net pension benefit for defined benefit pension plans and other postretirement expense was $345 a for 2014 and we currently anticipate benefit expense will be approximately $3,101 for 2016. In contrast, our funding obligations under the pension plans are governed by the Employee Retirement Income Security Act (“ERISA”). To comply with ERISA’ s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the tax qualified pension plans for the pension plan year beginning on January 1, 2016 and ending on December 31, 2016.
Long-Term Investments and Impairments.  At December 31, 2015, we had long-term investments of $62,726, which consisted primarily of investment partnerships investing in investment securities and real estate. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of the investment partnerships is provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. Gains are recognized when realized in our consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. On a quarterly basis, we evaluate our investments to determine whether an impairment has occurred. If so, we also make a determination of whether such impairment is considered temporary or other than temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven. However, among the matters that are considered in making such a determination are the period of time the investment has remained below its cost or carrying value, the severity of the decline, the likelihood of recovery given the reason for the decrease in market value and our original expected holding period of the investment.
Goodwill and Indefinite Life Assets. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment on an annual basis, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable.
The Company’s goodwill and trademarks are related to Douglas Elliman. The Company's intangible asset associated with the benefit under MSA is related to Vector Tobacco.
The Company follows ASC 350, Intangibles -- Goodwill and Other, included in ASU 2011-08, Testing Goodwill for Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The Company performed the first step of the two step method for the year ended December 31, 2015 and determined that performing the second step of the two-step impairment test was unnecessary.
The fair value of the intangible asset associated with the Douglas Elliman trademark is calculated using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. The Company performed its impairment test for the year ended December 31, 2015 and no impairment was noted.

The fair value of the intangible asset associated with the benefit under the MSA is calculated using discounted cash flows. This approach involves two steps: (i) estimating future cash savings due to the payment exemption under the MSA and (ii) discounting the resulting cash flow savings to determine fair value. This fair value is then compared with the carrying value of the intangible asset associated with the benefit under the MSA. To the extent that the carrying amount exceeds the implied fair value of the intangible asset, an impairment loss is recognized. The Company performed its impairment test as of December 31, 2015 and no impairment was noted.
Income Taxes.  The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time and, as a result, changes in our subjective assumptions and judgments may materially affect amounts recognized in our consolidated financial statements. See Note 13 to our consolidated financial statements for additional information regarding our accounting for income taxes and uncertain tax positions.

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
Our significant business segments were Tobacco, E-Cigarettes and Real Estate for the three years ended December 31, 2015, 2014 and 2013. The Tobacco segment consists of the manufacture and sale of cigarettes. The E-Cigarettes segment includes the operations of Zoom. The Real Estate segment includes our investment in New Valley LLC, which includes Douglas Elliman, Escena, our previous investment in Indian Creek, Sagaponack and investments in real estate ventures.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies and can be found in Note 1 to our consolidated financial statements.

	Year Ended December 31,
	2015		2014		2013
	(Dollars in thousands)
Revenues:
Tobacco	$1,017,761		$1,021,259		$1,014,341
E-Cigarettes	(1,970)		8,589		—
Real Estate	641,406		561,467		65,580
Total revenues	$1,657,197		$1,591,315		$1,079,921

Operating income (loss):
Tobacco	$209,393	(1)	$199,119	(2)	$113,039	(3)
E-Cigarettes	(13,037)		(13,124)		(1,018)
Real Estate	24,087		42,354		15,805
Corporate and Other	(20,523)		(15,911)		(16,640)
Total operating income	$199,920		$212,438		$111,186
_____________________________

(1)	Operating income includes $4,364 of income from MSA Settlement, $20,072 of litigation judgment expense, $7,257 of restructuring expense, and $1,607 of pension settlement expense.

(2)	Operating income includes $1,419 of income from NPM Settlement and $2,475 of litigation settlement charges and judgment expense.

(3)	Operating income includes $11,823 of income from MSA Settlements, $86,213 of Engle progeny settlement charge, and $1,893 of litigation judgment expense for the year ended and December 31, 2013.
2015 Compared to 2014

Revenues. Total revenues were $1,657,197 for the year ended December 31, 2015 compared to $1,591,315 for the year ended December 31, 2014. The $65,882 (4.1%) increase in revenues was due to an increase in Real Estate revenues of $79,939, primarily related to increases in Douglas Elliman's commissions, offset by a decline of $10,559 in E-Cigarettes revenues and a decline of $3,498 in Tobacco revenues.
Cost of sales. Total cost of sales were $1,109,727 for the year ended December 31, 2015 compared to $1,097,060 for the year ended December 31, 2014. The $12,667 (1.2%) increase in cost of sales was due to an increase in Real Estate cost of sales of $56,259, primarily related to an increase in Douglas Elliman's commissions expense, offset by a decline of $37,825 in Tobacco cost of sales due to lower sales volume and the elimination of the Tobacco Quota Buyout and a decline of $5,767 in E-Cigarettes cost of sales due to lower sales volume.
Expenses. Operating, selling, general and administrative expenses were $320,221 for the year ended December 31, 2015 compared to $279,342 for the year ended December 31, 2014. This was an increase of $40,879 (14.6%) of which $41,947 was related to the operating, selling and administrative expenses of Real Estate primarily related to the Douglas Elliman brokerage expenses and $4,612 of Corporate and Other expenses. This was offset by a decline of $4,880 in E-Cigarettes expenses and $800 in Tobacco expenses.
Operating income. Operating income was $199,920 for the year ended December 31, 2015 compared to $212,438 for the same period last year, a decline of $12,518 (5.9%). Real Estate operating income declined by $18,267 and Corporate and Other expenses increased by $4,612. This was offset by an increase in Tobacco operating income of $10,274 and a decline in operating losses related to E-Cigarettes of $87.
Other expenses. Other expenses were $92,215 and $130,159 for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, other expenses primarily consisted of equity in losses from long-term investments of $2,681, impairment of investment securities available for sale of 12,846 and interest expense of $120,691. The decline in interest expense in 2015 was primarily attributable to lower average debt balances and the capitalization of interest expense allocated to our equity method investments in entities developing real estate projects. This was offset by income of $24,455, from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $11,138, equity in earnings from real estate ventures of $2,001 and interest and other income of $6,409. For the year ended December 31, 2014, other expenses consisted primarily of interest expense of $160,991, accelerated interest expense of $5,205 related to the debt conversions of the 6.75% Variable Interest Senior Convertible Note and loss on sale of investment securities available for sale of $11. The increase in interest expense in 2014 was primarily attributable to higher average debt balances. This was offset by a benefit of $19,409 from changes in fair value of derivatives embedded within convertible debt, equity earnings in income from real estate ventures of $4,103, equity income on long-term investments of $3,140 and interest and other income of $9,396.
The value of the embedded derivatives is contingent on changes in implied interest rates of the convertible debt, our stock price, stock volatility as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 2020 Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility. We recognized benefits from reductions in the value of embedded derivatives of $24,455 and $19,409 for the years ended December 31, 2015 and 2014, respectively.
Income before provision for income taxes. Income before income taxes was $107,705 and $82,279 for the years ended December 31, 2015, and 2014, respectively. The increase is attributable to the items discussed above.
Income tax expense. Income tax expense was $41,233 for the year ended December 31, 2015, compared to $33,165 for the year ended December 31, 2014. Our income tax rates for the years ended December 31, 2015 and 2014 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction.
Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.70 per carton in November 2015, May 2015 and November 2014 and $0.60 per carton in May 2014. Liggett increased the list price of EAGLE 20's by $1.00 per carton in December 2015.
All of our Tobacco sales were in the discount category in 2015 and 2014. For the year ended December 31, 2015, Tobacco revenues were $1,017,761 compared to $1,021,259 for the year ended December 31, 2014. Revenues for 2015 declined by 0.3% ($3,498) due to a decline in sales volume of $36,981 (approximately 172.3 million units) offset by a favorable price variance of $33,483 related to the prices increases in 2015.
Tobacco cost of sales. Our Tobacco cost of sales declined from $735,725 for the year ended December 31, 2014 to $697,900 for the year ended December 31, 2015. The major components of our Tobacco cost of sales are as follows:

	Year Ended December 31,
	2015	2014

Manufacturing overhead, raw materials and labor	$124,814	$128,157
Federal Excise Taxes	439,647	446,086
Tobacco quota buyout expense (1)	664	27,122
FDA expense	18,856	17,710
MSA expense, net of market share exemption (2)	113,919	116,650
Total cost of sales	$697,900	$735,725

(1) The quarterly assessments due under the Fair and Equitable Tobacco Reform Act (shown as “Tobacco quota buyout expense” above) expired at the end of 2014. The $664 for the twelve months ended December 31, 2015 represents a final assessment for the fourth quarter of 2014 that was received in the second quarter of 2015.
(2) Includes $4,364 and $1,419 of income from MSA Settlement for the twelve months ended December 31, 2015 and 2014, respectively.

Tobacco gross profit was $319,861 for the year ended December 31, 2015 compared to $285,534 for the year ended December 31, 2014. The $34,327 (12.0%) increase was due to higher margins that were generated from the absence of the tobacco quota buyout in 2015, price increases in 2015, primarily on the PYRAMID brand, and lower MSA expense due to increased income in 2015 from the MSA Settlement. This was offset by increased FDA expenses of $1,146. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 55.3% in the 2015 period and 49.6% in the 2014 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $83,140 for the year ended December 31, 2015 compared to $83,940 for the year ended December 31, 2014. The $800 decline in expenses primarily related to reduced legal expenses and savings related to the October 2015 restructuring. In addition, tobacco operating, selling, general and administrative expenses increased during 2015 due to litigation, settlement and judgments expense of $20,072 and $7,257 for restructuring expenses.
Tobacco operating income. Tobacco operating income was $209,393 for the year ended December 31, 2015 compared to $199,119 for the year ended December 31, 2014. The Tobacco operating income increase of $10,274 was primarily due to the higher gross profit margins of $34,327 discussed above. This was partially offset by an increase in litigation, settlement and judgments of $17,597 and $7,257 of restructuring expenses for the year ended December 31, 2015.
E-Cigarettes.
E-Cigarettes revenues. E-Cigarettes revenues were negative $1,970 for the year ended December 31, 2015 compared to revenues of $8,589 for the year ended December 31, 2014. Revenues declined because of lower sales volume and an increase in the estimate for the customer returns allowance of $2,849.
E-Cigarettes cost of sales. Cost of sales associated with our E-Cigarettes segment were $1,540 for the year ended December 31, 2015 compared to $7,307 for the year ended December 31, 2014. Cost of sales decreased by $5,767 due to lower sales volumes.
E-Cigarettes expenses. E-Cigarettes operating, selling, general and administrative expenses were $9,526 and $14,406 for the years ended December 31, 2015 and 2014, respectively. The decline was due to lower advertising and marketing expenses. Operating losses from E-Cigarettes were $13,037 and $13,124 for the years ended December 31, 2015 and 2014, respectively.
Real Estate.
Real Estate revenues. Real Estate revenues were $641,406 and $561,467 for the years ended December 31, 2015 and 2014, respectively. Real Estate revenues increased by $79,939 (14.2%), primarily related to an increase of $92,601 in Douglas Elliman's Commission and other brokerage income, offset primarily by the absence of the $13,234 revenue from the sale of Indian Creek in 2014.

Real Estate revenues and cost of sales were as follows:

	Year Ended December 31,
	2015	2014
Real Estate Revenues:
Commission and other brokerage income	$601,937	$509,336
Property management income	28,522	28,974
Title fees	4,616	3,152
Real estate held for sale	1,166	14,400
Sales on facilities primarily from Escena	5,165	5,166
Other	—	439
Total Real Estate revenues	$641,406	$561,467

Real Estate Cost of Sales:
Commission and other brokerage expense	$405,678	$339,543
Real estate held for sale	—	9,987
Cost of sales on facilities primarily from Escena	3,865	4,050
Title fees	743	448
Total Real Estate cost of sales	$410,286	$354,028
Real estate held for sale revenues and cost of sales for the year ended December 31, 2015 related to the sale of our residential real estate project located on Indian Creek, Florida. Real estate held for sale revenues and cost of sales for the year ended December 31, 2014 related to the sale of our residential real estate project located on Indian Creek, Florida.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $207,032 and $165,085 for the years ended December 31, 2015 and 2014, respectively. The increase of $41,947 was primarily due to an increase of expenses at Douglas Elliman related to its strategic investments fueled by its expansion into new markets, its development marketing division and increased advertising and marketing expenses to strengthen the long-term value of the Douglas Elliman brand name.
Real Estate operating income. The Real Estate segment had operating income of $24,087 and $42,354 for the years ended December 31, 2015 and 2014, respectively. The decrease in operating income of $18,267 was primarily related to an increase in in Douglas Elliman operating, selling, general and administrative expenses, offset by higher profits and the absence of the operating income related to the 2014 sale of Indian Creek.
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $20,523 for the year ended December 31, 2015 compared to $15,911 for the same period in 2014. The increase was primarily due to increased non-cash compensation expense and increased professional fees for the year ended December 31, 2015.
2014 Compared to 2013
Revenues. Total revenues were $1,591,315 for the year ended December 31, 2014 compared to $1,079,921 for the year ended December 31, 2013. The $511,394 (47.4%) increase in revenues was due to an increase in Real Estate revenues of $495,887 primarily related to the addition of Douglas Elliman revenues for the entire year in 2014 (we began to consolidate the operations of Douglas Elliman on December 13, 2013), an increase of $8,589 in E-Cigarettes revenues associated with the Zoom e-cigarette brand and an increase of $6,918 in Tobacco revenues.
Cost of sales. Total cost of sales was $1,097,060 for the year ended December 31, 2014 compared to $767,031 for the year ended December 31, 2013. The $330,029 (43.0% ) increase in cost of sales was due to an increase in Real Estate cost of sales of $316,390 primarily related to the addition of Douglas Elliman's real estate commissions expense for the entire year in 2014, $7,307 of E-Cigarettes cost of sales associated with the Zoom e-cigarette brand and a $6,332 increase in Tobacco cost of sales.

Expenses. Operating, selling, general and administrative expenses were $279,342 for the year ended December 31, 2014 compared to $113,598 for the same period last year. This was an increase of $165,744 (145.9%) of which $152,949 was related to the operating, selling and administrative expenses of Real Estate, $13,388 related to E-Cigarettes and $136 to Tobacco. This was offset by a decline of Corporate and Other expenses of $729.
Operating income. Operating income was $212,438 for the year ended December 31, 2014 compared to $111,186 for the same period last year, an increase of $101,252 (91.1%). Tobacco operating income increased by $86,080 and Real Estate operating income increased by $26,549 and Corporate and Other expenses declined by $729. This was offset by an increase in operating losses related to E-Cigarettes of $12,106.
Other expenses. Other expenses were $130,159 and $50,466 for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, other expenses primarily consisted of interest expense of $160,991 and accelerated interest expense of $5,205 related to the debt conversions of the 6.75% Variable Interest Senior Convertible Note and loss on sale of investment securities available for sale of $11. The increase in interest expense in 2014 was primarily attributable to higher average debt balances. This was offset by income of $19,409 from changes in fair value of derivatives embedded within convertible debt, equity earnings in income from real estate ventures of $4,103, equity income on long-term investments of $3,140 and interest and other income of $9,396. For the year ended December 31, 2013, other expenses primarily consisted of interest expense of $132,147, loss on extinguishment of the 11% Senior Secured Notes of $21,458 and accelerated interest expense of $12,414 related to the conversion of the 3.875% Variable Interest Senior Convertible Debentures. This was offset by the gain on the Douglas Elliman acquisition of $60,842, equity in earnings from real estate ventures of $22,925, income of $18,935 from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $5,152, equity income on long-term investments of $3,126 and interest and other income of $4,573.
The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. We recognized benefits from reductions in the value of embedded derivatives of $19,409 and $18,935 for the years ended December 31, 2014 and 2013, respectively.
Income before income taxes. Income before income taxes was $82,279 and $60,720 for the years ended December 31, 2014 and 2013, respectively. The increase is attributable to the items discussed above.
Income tax expense. The income tax expense was $33,165 for the year ended December 31, 2014, compared to $23,672 for the year ended December 31, 2013. Our income tax rates for the years ended December 31, 2014 and 2013 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction.
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
Tobacco expenses. Tobacco operating, selling, general and administrative expenses excluding litigation settlement judgment expenses were $83,940 for the year ended December 31, 2014 compared to $83,804 for the year ended December 31, 2013.
Tobacco operating income. Tobacco operating income was $199,119 for the year ended December 31, 2014 compared to $113,039 for the same period in 2013. The Tobacco operating income increase of $86,080 was primarily associated with the absence of the $86,213 Engle progeny settlement charge offset by a decline in benefit from the MSA settlements of $10,404 in 2013.
E-Cigarettes.
Zoom entered the emerging United States e-cigarette market in limited retail distribution outlets in 2013 and expanded distribution in 2014. E-Cigarettes revenues were $8,589 and E-Cigarettes cost of sales were $7,307 for the year ended December 31, 2014. E-Cigarettes operating, selling, general and administrative expenses were $14,406 and $1,018 for the years ended December 31, 2014 and 2013, respectively. The increase was due to additional selling and administrative costs in 2014 associated with marketing and promotions activity. E-Cigarettes operating losses were $13,124 and $1,018 for the years ended December 31, 2014 and 2013, respectively.

Real Estate.
Real Estate revenues. Real Estate revenues were $561,467 and $65,580 for the years ended ended December 31, 2014 and 2013, respectively. Real Estate revenues increased by $495,887 primarily related to the Douglas Elliman operations. Douglas Elliman became a consolidated subsidiary of ours in December 2013.

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
Real Estate operating income (loss). The Real Estate segment had operating income of $42,354 for the year ended December 31, 2014 compared to operating income of $15,805 for the year ended December 31, 2013. The increase in operating income of $26,549 was primarily related to a full year of the Douglas Elliman operations in 2014.
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $15,911 for the year ended December 31, 2014 compared to $16,640 for the same period in 2013.

Summary of Real Estate Investments
We own, and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our current real estate investments primarily include the following projects as of December 31, 2015:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned	Net Cash Invested	Cumulative Earnings (Losses) (3)	Carrying Value as of December 31, 2015	Future Capital Commit- ments from New Valley (1)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$12,602	$—	$12,602	$—	TBD		N/A		TBD		N/A	N/A
Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	$1,975	$8,741	$10,716	$—	450	Acres			667 450	R Lots H	N/A	N/A
Real estate held for sale, net				14,577	8,741	23,318	—

10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$7,346	$4,045	$11,391	—	260,000	SF	20,000	SF	124	R	August 2012	August 2016
The Marquand (11 East 68th Street)	Upper East Side, Manhattan, NY	December 2011	18.0%	7,000	6,900	13,900	—	90,000	SF	—		29	R	June 2012	June 2016
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	12,327	882	13,209	—	97,000	SF	—		27	R	May 2014	December 2016
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.1%	13,516	1,469	14,985	—	252,000	SF	80,000	SF	452	H	September 2013	January 2018
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	25,732	(165)	25,567	—	330,000	SF	1,700	SF	157	R	September 2014	September 2018
160 Leroy Street (2)	West Greenwich Village, Manhattan, NY	March 2013	3.1%	2,169	1,783	3,952	—	130,000	SF	—		57	R	Fall 2015	March 2018
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	18.4%	5,297	295	5,592	—	246,000	SF	—		11 367	R H	June 2014	March 2017
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	980	97	1,077		65,000	SF	—		86	R	September 2014	January 2017
Queens Plaza (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	14,712	1,465	16,177	—	260,000	SF	25,000	SF	391	R	March 2014	September 2016
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	8,275	383	8,658	—	160,000	SF	TBD		70	R	October 2015	September 2018
125 Greenwich Street (2)	Financial District, Manhattan, NY	August 2014	13.3%	8,319	1,431	9,750	—	306,000	SF	16,000	SF	275	R	March 2015	October 2018
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	9,727	783	10,510	—	210,000	SF	—		20 190	R H	May 2015	April 2018
76 Eleventh Avenue	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	967	17,967	—	620,000	SF	48,000	SF	250	H	September 2016	March 2019
Monad Terrace	Miami Beach, FL	May 2015	31.3%	6,437	171	6,608	—	160,000	SF	—		TBD	R	May 2016	May 2018
Takanasee	Long Branch, NJ	December 2015	22.8%	$4,428	$252	$4,680	$—	TBD		N/A		TBD	R	TBD	TBD
Condominium and Mixed Use Development				$143,265	$20,758	$164,023	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	$1,637	$(1,637)	$—	—	N/A		N/A		5,517	R	N/A	N/A
ST Portfolio	Houston, TX and Stamford, CT	November 2013	16.3%	14,442	1,312	15,754	—	640,576	SF	20,065	SF	488	R	N/A	N/A
Apartment Buildings				$16,079	$(325)	$15,754	$—

Park Lane Hotel	Central Park South, Manhattan, NY	November 2013	5.2%	$23,695	$(3,998)	$19,697	—	445,600	SF	—		628	H	N/A	N/A
Hotel Taiwana	St. Barthelemy, French West Indies	October 2011	17.0%	7,942	(873)	7,069	—	61,300	SF	4,300	SF	22	H	N/A	N/A
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	5,558	(2,399)	3,159	—	52	Acres	—		101	H	N/A	N/A
Hotels				$37,195	$(7,270)	$29,925	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$5,451	$(2)	$5,449	$—	—	—	217,613	SF	—	—	N/A	N /A
Commercial				$5,451	$(2)	$5,449	$—

Total Carrying Value				216,567	21,902	248,397

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

(2) Carrying value as of December 31, 2015, includes non-controlling interest of $1,924 and $1,916, respectively.
N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots
Other investments in real estate ventures relate to an investment in an insurance company by Douglas Elliman with a carrying value of $2,017 as of December 31, 2015. New Valley capitalized $9,928 of interest expense into the carrying value of its ventures whose projects were currently under development during the year ended December 31, 2015. This amount captured in the "Cumulative Earnings "Loses" column in the table above.

Liquidity and Capital Resources
Net cash and cash equivalents decreased by $85,997 and $171,389 in 2015 and 2013, respectively, and increased by $91,899 in 2014.
Net cash provided from operations was $144,479, $107,376 and $52,026 in 2015, 2014 and 2013, respectively. The change in the 2015 period, when compared to the 2014 period, was primarily due to the absence of a one-time payment in 2014 related to the the Engle progeny settlement as well as lower cash interest payments in 2015. The increase in cash provided from operations for the nine months ended December 31, 2015 was offset by higher income tax payments in 2015. In October 2013, we entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Liggett agreed to pay a total of approximately $110,000 under this settlement, which consisted of a $61,600 lump sum payment in 2014 and agreed to pay the balance in installments over 14 years, beginning in February 2015. The change in the 2014 period, when compared to the 2013 period, primarily related to the consolidation of Douglas Elliman and increased operating income at Liggett in 2014 and the absence of cash payments in 2014 associated with the extinguishment of our 11% Senior Secured Notes in 2013 and was partially offset by higher settlement payments in the 2014 period, which were primarily associated with the Engle progeny settlement and higher cash interest expenditures in 2014.
Cash used in investing activities was $22,363, $221,434 and $91,952 in 2015, 2014 and 2013, respectively. Our investment philosophy is to maximize return on investments using a reasonable expectation for return. For example, we expect our investment returns to exceed the comparable return on cash or short-term U.S. Treasury Bills when investing in equity and debt securities and more than our weighted-average cost of capital when investing in non-consolidated real estate businesses and capital expenditures. Our investing activities decreased in 2015 compared to 2014. In 2015, cash used in investing activities was for the purchase of investment securities of $214,146, investments in real estate ventures of $70,272, capital expenditures of $10,977, purchase of long-term investments of $10,000, issuance of notes receivable of $4,410, an increase in non-current restricted assets of $6,889, investments in real estate held for sale of $12,603 and an increase in cash surrender value of corporate-owned life insurance policies of $1,742. This was offset by the proceeds from the sale of investment securities of $270,576, the repayment of notes receivable of $4,000, distributions from investments in real estate ventures of $17,563, proceeds from the sale or liquidation of long-term investments of $1,303, the pay down of investment securities of $8,739, the maturities of investment securities of $5,491, proceeds from sale of preferred securities of $1,000 and the proceeds from the sale of fixed assets of $4. In 2014, cash used in investing activities was for the purchase of investment securities of $305,731, investment in real estate ventures of $40,916, capital expenditures of $23,404, purchase of long-term investments of $12,000, issuance of notes receivable of $8,250, purchase of preferred securities of $1,000, an increase in non-current restricted assets of $872, the purchase of subsidiaries of $750 and increase in cash surrender value of corporate-owned life insurance policies of $484. This was offset by the sale of investment securities of $154,615, the maturities of investment securities of $930, the repayment of notes receivable of $4,850, distributions from investments in real estate ventures of $7,309, proceeds from the sale or liquidation of long-term investments of $2,416, the settlement of investment securities of $1,849 and the proceeds from the sale of fixed assets of $4. In 2013, cash used in investing activities was for the purchase of investment securities of $170,463, investment in real estate ventures of $75,731, the purchase of subsidiaries of $67,616, capital expenditures of $13,275, the issuance of notes receivable of $8,600, the purchase of long-term investments of $5,501 and an increase in cash surrender value of corporate-owned life insurance policies of $628. This was offset by the cash acquired in the Douglas Elliman Realty consolidation of $116,935, the sale of investment securities of $117,021, distributions from investments in real estate ventures of $3,142, a decrease in non-current restricted assets of $1,081, the proceeds from the sale or liquidation of long-term investments of $10,927, the pay down of investment securities of $681, the maturity of investment securities of $27 and the proceeds from the sale of fixed assets of $48.
Cash used in financing activities was $208,113 and $131,463 in 2015 and 2013, respectively. Cash provided by financing activities was $205,957 in 2014. In 2015, cash used for financing activities was for the dividends and distributions on common stock of $188,151, repayment of debt of $6,684, net repayments of debt under the revolver of $14,554, payment of deferred financing costs of $624 and distributions to non-controlling interest of $3,280. This was offset by proceeds from issuance of debt of $2,105, contributions from non-controlling interest of $813, proceeds from the exercise of Vector options of $1,441 and tax benefit of options exercised of $821. In 2014 and 2013, we took advantage of historically low interest rates and lowered our weighted average cost of capital by issuing debt at lower interest rates than our historical borrowing levels. In 2014, cash provided by financing activities was from proceeds from issuance of debt of $413,914, proceeds from the exercise of Vector options of $5,151 and tax benefit of options exercised of $1,178. This was offset by cash used for dividends and distributions on common stock of $167,328, repayments of debt of $12,601, net repayments of debt under the revolver of $12,658, payment of deferred financing costs of $12,360 and distributions to non-controlling interest of $9,339. In 2013, cash used in financing activities was for repayment of debt of $422,581, dividends and distributions on common stock of $144,711, distributions to non-controlling interest of $11,764, and deferred financing costs of $11,750. This was offset by proceeds from issuance of debt of $457,767, net borrowings of debt under the revolver of $994, proceeds from the exercise of Vector options of $544, and tax benefit of options exercised of $38.

Tobacco Litigation. To date, 15 verdicts have been entered in Engle progeny cases against Liggett in the total amount of approximately $47,173, plus attorneys’ fees and interest. Several of these verdicts have been affirmed on appeal and have been, or will be shortly, satisfied by Liggett. It is possible that additional cases could be decided unfavorably.
On October 23, 2013, we entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with approximately $61,600 paid in a lump sum and the balance to be paid in installments over 14 years. In 2013, we recorded a charge of $86,213 in connection with the settlement. The Company’s future payments will be approximately $3,400 per annum through 2028, with a cost of living increase beginning in 2021.
Notwithstanding the comprehensive nature of the Engle Progeny Settlement, approximately 260 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.
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
Vector.
6.75% Variable Interest Senior Convertible Note due 2014. On March 14, 2014, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted $25,000 principal balance of the $50,000 Note into 2,338,930 of our common shares. On November 14, 2014, the terms of the Note were amended to extend the maturity date to February 15, 2015. No other terms were modified. In February 2015, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted the remaining $25,000 principal balance of the $50,000 Note into 2,338,930 of our common stock.
6.75% Variable Interest Senior Convertible Exchange Notes due 2014. In May 2014, August 2014 and November 2014, holders of the 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 converted $107,530 principal balance of the $107,530 Notes into 8,867,443 of our common shares.
5.5% Variable Interest Senior Convertible Notes due 2020. On March 24, 2014, we completed the sale of $258,750 of our 5.5% Variable Interest Convertible Senior Notes due 2020 and received net proceeds from the sale of the Notes of approximately $250,300.
3.875% Variable Interest Senior Convertible Debentures due 2026. On October 29, 2013, we issued a Notice of Optional Redemption to each holder of our 3.875% Variable Interest Senior Convertible Debentures due 2026. Pursuant to the Notice of Optional Redemption, we intended to redeem all of the remaining Debentures outstanding under the Indenture on November 29, 2013. During November 2013, all of the outstanding $43,222 was converted into 3,274,610 shares of our common stock. The conversions resulted in non-cash accelerated interest expense of $12,414 for the year ended December 31, 2013. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $43,222.
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

Covenant	Indenture Requirement	December 31, 2015	December 31, 2014
Consolidated EBITDA, as defined	$75,000	$268,870	$244,100
Leverage ratio, as defined	<3.0 to 1	1.95 to 1	1.23 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.9 to 1	0.1 to 1

Liggett Financing.  In 2015, Liggett entered into two financing agreements for a total of $1,765 related to the purchase of equipment. The weighted average interest rate of the outstanding debt is 4.79% per annum and the interest rates on the two notes range from 4.49% to 4.85%. Total monthly installments are approximately $33.
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
In 2013, Liggett entered into two financing agreements for a total of $6,580 related to the purchase of equipment. The weighted average interest rate of the outstanding debt is 4.49% per annum and the interest rate on the two notes are 3.28% and 4.93%. Total monthly installments are approximately $181.
Liggett Credit Facility. On January 14, 2015, Liggett and 100 Maple LLC ("Maple"), a subsidiary of Liggett, entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”), as agent and lender. The Credit Agreement governs a $60,000 credit facility (the “Credit Facility”) that consists of a revolving credit facility of up to $60,000 borrowing capacity (the “Revolver”) and a $3,600 term loan (the “Term Loan”) that is within the $60,000 commitment under the Credit Facility and reduces the amount available under the Revolver. All borrowings under the Credit Facility (other than the Term Loan) are limited to a borrowing base equal to roughly (1) the lesser of (a) 85% of the net amount of eligible accounts receivable and (b) $10,000 plus (2) the lesser of (a) the sum of (I) 80% of the value of eligible inventory consisting of packaged cigarettes plus (II) the lesser of (x) 60% multiplied by Liggett’s eligible cost of eligible inventory consisting of leaf tobacco and (y) 85% of the net orderly liquidation value of eligible inventory consisting of leaf tobacco and (b) $60,000, less (3) certain reserves against accounts receivable, inventory, bank products or other items which Wells Fargo, as agent, may establish from time to time in its permitted discretion. The obligations under the Credit Facility are collateralized on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens. The Credit Facility amended and restated Liggett’s previous $50,000 credit facility with Wells Fargo and Maple’s existing $3,600 term loan with Wells Fargo.

The term of the Credit Facility expires on March 31, 2020. Prime rate loans under the Credit Facility bear interest at a rate equal to the greatest of (i) the Federal Funds rate plus 0.50%, (ii) LIBOR plus 1.0% and (ii) the prime rate of Wells Fargo. LIBOR rate loans under the Credit Facility bear interest at a rate equal to LIBOR plus 2.25%. The interest rate applicable to this Credit Facility at December 31, 2015 was 2.70%.
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
The Credit Facility contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Credit Facility also requires the Company to comply with specified financial covenants, including that Liggett's earnings before interest, taxes, depreciation and amortization, as defined under the Credit Facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett's excess availability, as defined under the Credit Facility, is less than $20,000. The covenants also require that annual capital expenditures, as defined under the Credit Facility (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Facility also contains customary events of default. The Credit Facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability, as defined, under the credit facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, was at least $5,000 and no event of default had occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility. Liggett was in compliance with these covenants as of December 31, 2015.
We and our subsidiaries have significant indebtedness and debt service obligations. As of December 31, 2015, we and our subsidiaries had total outstanding indebtedness of $1,105,409. Approximately, $230,000 of our 7.5% convertible notes mature in 2019, $258,750 of our 5.5% variable interest senior convertible notes mature in 2020, and $600,000 of our 7.75% senior secured notes mature in 2021. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette operations are positive cash-flow-generating units and will continue to be able to sustain our operations without any significant liquidity concerns. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $240,400, investment securities available for sale of approximately $182,000, long-term investments with an estimated value of approximately $66,300 and availability under Liggett’s credit facility of approximately $51,500 as of December 31, 2015. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
On a quarterly basis, we evaluate our investments to determine whether an impairment has occurred. If so, we also make a determination if such impairment is considered temporary or other-than-temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven. However, among the matters that are considered in making such a determination are the period of time the investment has remained below its cost or carrying value, the likelihood of recovery given the reason for the decrease in market value and our original expected holding period of the investment.
The total amount of unrecognized tax benefits was $1,744 as of January 1, 2015 and decreased $221 during the year ended December 31, 2015, primarily from the expiration of various state statute of limitations. The total amount of unrecognized tax benefits was $3,122 as of January 1, 2014 and decreased $1,378 during the year ended December 31, 2014, primarily from the expiration of various state statute of limitations.

Contractual Obligations
Our significant contractual obligations as of December 31, 2015 were as follows:

Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Notes payable, long-term debt and other obligations (1)	$8,919	$2,254	$2,001	$231,160	$261,075	$600,000	$1,105,409
Operating leases (2)	25,463	21,064	18,928	14,912	11,835	72,888	165,090
Inventory purchase commitments (3)	15,466	—	—	—	—	—	15,466
Capital expenditure purchase commitments (4)	832	—	—	—	—	—	832
Interest payments (5)	97,046	98,852	100,855	78,671	59,000	23,250	457,674
Engle progeny settlement	3,426	3,426	3,426	3,426	3,426	27,409	44,539
Total (6)	$151,152	$125,596	$125,210	$328,169	$335,336	$723,547	$1,789,010
_____________________________

(1)
Notes payable, long-term debt and other obligations is shown before discount. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 9 to our consolidated financial statements.

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

(5)
Interest payments are based on current interest rates at December 31, 2015 and the assumption our current policy of a cash dividend of $0.40 per quarter and an annual 5% stock dividend will continue. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 9 to our consolidated financial statements.

(6)	Because their future cash outflows are uncertain, the above table excludes our pension and post benefit plans unfunded obligations of $55,970 at December 31, 2015.
Payments under the MSA, discussed in Note 15 to our consolidated financial statements, and the Food and Drug Administration ("FDA") user fees, discussed in “Legislation and Regulation” below, are excluded from the table above, as the payments are subject to adjustment for several factors, including inflation, overall industry volume, our market share and the market share of non-participating manufacturers.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2015, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.

In February 2004, Liggett Vector Brands entered into a five-year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. This agreement has been extended through February 2016. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. To secure its potential obligations under the agreement, Liggett Vector Brands posted a $100 letter of credit and agreed to fund up to an additional $400. In the third quarter of 2013, Liggett paid $83 for obligations under this program, and therefore, is only committed to fund an additional $317 over the letter of credit. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial as of December 31, 2015.
As of December 31, 2015, we had outstanding approximately $1,674 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.
We have a leaf inventory management program whereby, among other things, we are committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At December 31, 2015, Liggett had tobacco purchase commitments of approximately $15,466. We have a single source supply agreement for fire safe cigarette paper through 2019.
Future machinery and equipment purchase commitments at Liggett were $832 at December 31, 2015.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
As of December 31, 2015, approximately $6,500 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of December 31, 2015, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $65.
In addition, as of December 31, 2015, $270,495 ($488,750 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $1,403 resulting from the embedded derivative associated with our 5.5% exchange notes due 2020, and the remaining $1,013 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $10,060 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $144,660 and $143,422. We recorded the fair market value of our embedded derivatives at the midpoint of the inputs at $144,042 as of December 31, 2015. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
We held investment securities available for sale totaling $181,976 as of December 31, 2015. See Note 3 to our consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.
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
TPSAC completed its review of the use of menthol in cigarettes and issued a report with recommendations to FDA in March 2011. The report stated that “removal of menthol cigarettes from the marketplace would benefit public health in the United States,” but did not expressly recommend that FDA ban menthol cigarettes. On July 24, 2013, FDA made available its preliminary scientific evaluation (“PSE”) of public health issues related to the use of menthol in cigarettes, in which it concluded that menthol cigarettes likely pose a public health risk above that seen with non-menthol cigarettes. FDA also issued and accepted public comment on an Advance Notice of Proposed Rulemaking (“ANPR”) seeking input related to potential regulatory options it might consider in determining what future regulatory action, if any, it believes is warranted. A decision by FDA to ban menthol in tobacco products could have a material adverse effect on us. On July 21, 2014, the federal district court for the District of Columbia ruled on cross-motions for summary judgment in a lawsuit brought by several cigarette manufacturers against FDA challenging the composition of the TPSAC. The district court granted, in part, the plaintiffs’ motion for summary judgment, ordering FDA to reconstitute the TPSAC and barring the agency from relying on the March 2011 TPSAC report on menthol in any manner. On September 18, 2014, FDA appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit. The D.C. Circuit issued an opinion on January 15, 2016, that vacated the district court’s decision due to the plaintiffs’ lack of standing and lifted the prohibition on FDA relying on the March 2011 TPSAC report. The D.C. Circuit’s decision does not preclude future challenges if FDA ultimately relies on the March 2011 TPSAC report to ban menthol in cigarettes.
The Tobacco Control Act imposes user fees on certain tobacco product manufacturers in order to fund tobacco-related FDA activities. User fees will be allocated among tobacco product classes according to a formula set out in the legislation, and then among manufacturers and importers within each class based on market share. FDA user fees for Liggett and Vector Tobacco for 2015 were $18,856 and could increase in the future.
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

On April 14, 2015, a number of cigarette manufacturers filed a federal lawsuit challenging FDA’s March 4, 2015 “guidance” document, “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions.” The guidance document would have required FDA’s prior approval for all changes to the label of a tobacco product that would render the product “distinct” and a “new tobacco product,” even though there was no change to the product itself. Similarly, the guidance document would have required prior approval for changes in the quantity of products sold within a package. The complaint alleged that FDA’s guidance was contrary to and exceeded FDA’s authority under the Federal Food, Drug, and Cosmetic Act (“FDCA”); violated First Amendment rights because it restricted and chilled protected commercial speech; and was issued under the guise of “guidance” to avoid the notice-and-comment rulemaking requirements of the Administrative Procedure Act and the FDCA and subsequent judicial review. The plaintiffs requested that the court prevent FDA from enforcing the guidance. In May 2015, FDA adopted an “Interim Enforcement Policy,” which stated that FDA was considering regulatory comments and that it did not “intend to issue any warning letters or take steps to initiate any judicial or administrative adversarial proceedings” pursuant to its March 4, 2015 guidance document, during that period of review and consideration. Plaintiffs, therefore, dismissed the case without prejudice. On September 8, 2015, FDA issued a revised version of the same document entitled, “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions (Edition 2).” The revised version did not materially change the requirements set forth in the prior version regarding changes to product labels and changes to the quantity of products sold within a package.  Accordingly, on September 30, 2015, the cigarette manufacturers filed a federal lawsuit challenging FDA’s September 2015 “guidance” document. The September 2015 complaint contains arguments and allegations that are substantially similar to those contained in the April 2015 complaint. The plaintiffs have again requested that the court prevent FDA from enforcing the revised version of its guidance. Implementation of the guidance document could have a material adverse impact on our product sales.

On April 25, 2014, FDA issued a proposed deeming regulation that could extend the agency’s authority under the Tobacco Control Act to other tobacco products not currently regulated by the agency, such as e-cigarettes, cigars, pipe tobacco and hookah. The deeming regulation, as proposed, could, among other things:
• establish minimum age and identification restrictions to prevent underage sales;
•require specific health warnings;
•require registration with FDA and reporting of product and ingredient listings;
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
In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products have been assessed $10,140,000 over a ten year period, commencing in 2005, to compensate tobacco growers and quota holders for the elimination of their quota rights. For 2014, cigarette manufacturers were responsible for approximately 88% of the assessment based on relative unit volume of domestic cigarette shipments. Liggett’s and Vector Tobacco’s assessment was $27,122 for 2014. The annual assessments expired in September 2014. The Company made its final $664 payment in 2015.
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
The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:

•	general economic and market conditions and any changes therein, due to acts of war and terrorism or otherwise,

•	governmental regulations and policies,

•	effects of industry competition,

•	impact of business combinations, including acquisitions and divestitures, both internally for us and externally in the tobacco industry,

•	impact of legislation providing for regulation of tobacco products by the FDA,

•	impact of substantial increases in federal, state and local excise taxes,

•	uncertainty related to product liability litigation including the Engle progeny cases pending in Florida; and,

•	potential additional payment obligations for us under the MSA and other settlement agreements with the states.
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
Our Consolidated Financial Statements and Notes thereto, together with the report thereon of Deloitte & Touche LLP dated March 8, 2016, are set forth beginning on page F-1 of this report.

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

In connection with the preparation of this Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2015, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, the Company’s disclosure controls and procedures were not effective because of the material weaknesses principally at our subsidiary described below under “Management’s Annual Report on Internal Control Over Financial Reporting.”

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

In 2015, the Company remediated controls (i), (ii) and (iv).

As it relates to (iii), the Company has determined that Douglas Elliman's controls over segregation of duties were correctly designed, but not operating effectively at December 31, 2015. Further, with respect to (v), the Company did not have properly designed and operating general computer controls over Douglas Elliman's information technology system for finance and accounting (the "IT System"). Specifically, root level access to Douglas Elliman’s IT system was shared with the third party software provider which allowed unrestricted and unmonitored access to the application and it database. The Company also did not have an effective change management process to reasonably assure that changes to the IT System were properly documented, tracked, reviewed, tested and approved.

Because the Company has determined its controls over the segregation of duties at Douglas Elliman were not operating effectively, and its controls over Douglas Elliman’s IT System were not designed and operating effectively, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

These material weaknesses did not result in any material misstatements to the financial statements. However, these material weaknesses could result in misstatement of the aforementioned account balances or disclosures that would result in material misstatements to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Management’s Remediation Initiatives

Since the identification of the material weaknesses in 2015, management has begun the evaluation process associated with the remediation of these weaknesses and will continue to take measures, including engaging service providers that may be necessary and advisable to address these weaknesses. In addition, under the direction of the Audit Committee of the Board of Directors, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, specifically related to Douglas Elliman, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting of the Company.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Vector Group Ltd.:

We have audited Vector Group Ltd.’s and subsidiaries' (the "Company's") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:
The Company has determined at its Douglas Elliman subsidiary that controls over segregation of duties were correctly designed, but not operating effectively at December 31, 2015. Further, the Company did not have properly designed and operating general computer controls over Douglas Elliman's information technology system for finance and accounting (the "IT System"). Specifically, root level access to Douglas Elliman’s IT system was shared with the third party software provider which allowed unrestricted and unmonitored access to the application and its database. The Company also did not have an effective change management process to reasonably assure that changes to the IT System were properly documented, tracked, reviewed, tested or approved.
Because the Company has determined its controls over the segregation of duties at Douglas Elliman were not operating effectively, and its controls over Douglas Elliman’s IT System were not designed and operating effectively, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015, of the Company and our report dated March 8, 2016, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Certified Public Accountants
Miami, Florida
March 8, 2016

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the following headings in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference: “Board Proposal 1 — Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Compliance.” See Item 5 of this report for information regarding our executive officers.

ITEM 11.	EXECUTIVE COMPENSATION
The information contained under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2016 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) INDEX TO 2015 CONSOLIDATED FINANCIAL STATEMENTS:
Our consolidated financial statements and the notes thereto, together with the report thereon of Deloitte & Touche LLP for the year ended December 31, 2015, dated March 8, 2016 and the reports thereon of PricewaterhouseCoopers LLP for the two years ended December 31, 2014, dated March 8, 2016 appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-90

(c) OTHER FINANCIAL STATEMENTS REQUIRED BY REGULATION S-X:
Liggett Group LLC
The consolidated financial statements of Liggett Group LLC for the three years ended December 31, 2015 are filed as Exhibit 99.2 to this report and are incorporated by reference.
Vector Tobacco Inc.
The financial statements of Vector Tobacco Inc. for the three years ended December 31, 2015 are filed as Exhibit 99.3 to this report and are incorporated by reference.
Douglas Elliman Realty LLC
The consolidated financial statements of Douglas Elliman Realty LLC for the period ended December 13, 2013 are filed as Exhibit 99.4 to the Company’s Form 10-K for the year ended December 31, 2013 and are incorporated by reference.
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

EXHIBIT NO.	DESCRIPTION
* 4.2
Share Lending Agreement, dated as of November 15, 2012, between Vector Group Ltd. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated November 15, 2012).

* 4.3
Indenture, dated as of November 20, 2012, by and between Vector Group Ltd. and Wells Fargo Bank, N. A., as trustee, relating to the 7.5% Variable Interest Senior Convertible Notes due 2019 (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated November 20, 2012).

* 4.4
First Supplemental Indenture, dated as of November 20, 2012, to the Indenture dated November 20, 2012, by and between Vector Group Ltd. and Wells Fargo Bank, N. A., as trustee, relating to the 7.5% Variable Interest Senior Convertible Notes due 2019 (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated November 20, 2012).

* 4.5
Second Supplemental Indenture, dated as of March 24, 2014, to the Base Indenture, by and between Vector Group Ltd. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated March 24, 2014).

* 4.6	Form of Global Note, relating to the 7.5% Variable Interest Senior Convertible Notes due 2019 (incorporated by reference to Exhibit 4.3 of Vector’s Form 8-K dated November 20, 2012).

* 4.7	Form of Global Note, relating to the 5.5% Variable Interest Senior Convertible Notes due 2020 (incorporated by reference to Exhibit 4.3 of Vector’s Form 8-K dated March 24, 2014).

* 4.8
Indenture, dated as of February 12, 2013, among Vector, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 7.75% Senior Secured Notes due 2021, including Form of Note (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated February 12, 2013).

* 4.9
First Supplemental Indenture, dated as of September 10, 2013, among Vector Group Ltd., Zoom E-Cigs LLC, the Subsidiary Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Vector’s Form 10-Q dated September 30, 2013).

* 4.10
Second Supplemental Indenture, dated as of April 15, 2014, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 in Vector’s Form 8-K dated April 15, 2014).

*4.11
Third Supplemental Indenture, dated as of February 20, 2015, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.17 of Vector’s Form 10-K for the year ended December 31, 2014).

* 4.12
Pledge Agreement, dated as of February 12, 2013, by and between VGR Holding LLC U.S. Bank National Association, as collateral agent, relating to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.3 of Vector’s Form 8-K dated February 12, 2013).

* 4.13
Security Agreement, dated as of February 12, 2013, by and between Vector Tobacco Inc. and U.S. Bank National Association, as collateral agent, relating to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.4 of Vector’s Form 8-K dated February 12, 2013).

* 4.14
Security Agreement, dated as of February 12, 2013, among Liggett Group LLC, 100 Maple LLC and U.S. Bank National Association, as collateral agent, relating to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.5 of Vector’s Form 8-K dated February 12, 2013).

* 10.1	Corporate Services Agreement, dated as of June 29, 1990, between Vector and Liggett (incorporated by reference to Exhibit 10.10 in Liggett’s Registration Statement on Form S-1, No. 33-47482).

EXHIBIT NO.	DESCRIPTION
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

10.44	Stock Option Agreement, dated February 26, 2014, as amended on May 16, 2014, between Vector and Marc N. Bell.

*10.45	Stock Option Agreement, dated February 24, 2015 between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.2 to Vector’s Form 10-Q dated March 31, 2015).

EXHIBIT NO.	DESCRIPTION

*10.46	Stock Option Agreement, dated February 24, 2015 between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.3 to Vector’s Form 10-Q dated March 31, 2015).

*10.47	Stock Option Agreement, dated February 24, 2015 between Vector and J. Bryant Kirkland (incorporated by reference to Exhibit 10.4 to Vector’s Form 10-Q dated March 31, 2015).

*10.48	Stock Option Agreement, dated February 24, 2015 between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.5 to Vector’s Form 10-Q dated March 31, 2015).

* 10.49
Restricted Share Award Agreement, dated as of October 28, 2013, between Vector Group Ltd. and Ronald J. Bernstein (incorporated by reference to Exhibit 10.42 to Vector’s Form 10-K for the year ended December 31, 2013).

* 10.50
Performance-Based Restricted Share Award Agreement, pursuant to Vector Group Ltd. Management Incentive Plan, dated as of July 23, 2014 by and between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.6 of Schedule 13D as filed by Howard M. Lorber on July 25, 2014).

*10.51
Performance-Based Restricted Share Award Agreement, pursuant to Vector Group Ltd. Management Incentive Plan, dated as of November 10, 2015 by and between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.1 of Vector's Form 8-K dated November 10, 2015).

* 10.52	Vector Senior Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 14, 2011).

* 10.53	Vector Supplemental Retirement Plan (as amended and restated April 24, 2008) (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended June 30, 2008).

* 10.54
Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC) dated December 17, 2002 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 8-K dated December 13, 2002).

* 10.55
First Amendment to Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC), dated as of March 14, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended March 31, 2003).

* 10.56
Second Amendment to Operating Agreement of Douglas Elliman Realty, LLC, dated as of May 19, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended June 30, 2003).

* 10.57
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

*10.58
Agreement Relating to Sale and Assignment of Membership Interest between New Valley Real Estate LLC and Prudential Real Estate Financial Services of America, Inc. (incorporated by reference to Exhibit 10.49 to Vector’s Form 10-K for the year ended December 31, 2013).

* 10.59	Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated September 10, 2012).

EXHIBIT NO.	DESCRIPTION
* 10.60
First Amendment, dated as of November 12, 2012, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.40 of Vector’s Form 10-K dated December 31, 2012).

* 10.61	Vector Group Ltd. Equity Retention and Hedging Policy (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated January 15, 2013).

* 10.62	Vector Group Ltd. Stock Ownership Guidelines (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated March 10, 2014).

* 10.63	Vector Group Ltd. Stock Executive Compensation Clawback Policy (incorporated by reference to Exhibit 10.2 of Vector’s Form 8-K dated March 10, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2015.

*16.1	Letter of PwC to the Securities and Exchange Commission, dated June 11, 2015 (incorporated by reference to Exhibit 16.1 of Vector's Form 8-K dated June 8, 2015).

21	Subsidiaries of Vector.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

23.3	Consent of PricewaterhouseCoopers LLP.

23.4	Consent of PricewaterhouseCoopers LLP.

23.5	Consent of Deloitte & Touche LLP.

23.6	Consent of Deloitte & Touche LLP.

23.7	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

EXHIBIT NO.	DESCRIPTION

99.2	Liggett Group LLC’s Consolidated Financial Statements for the three years ended December 31, 2015.

99.3	Vector Tobacco Inc.’s Financial Statements for the three years ended December 31, 2015.

* 99.4
Douglas Elliman Realty LLC’s Consolidated Financial Statements for the period ended December 13, 2013 (incorporated by reference to Exhibit 99.4 to Vector’s Form 10-K for the year ended December 31, 2013).

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

VECTOR GROUP LTD.
(Registrant)

		By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial Officer
Date:	March 8, 2016

POWER OF ATTORNEY
The undersigned directors and officers of Vector Group Ltd. hereby constitute and appoint Richard J. Lampen, J. Bryant Kirkland III and Marc N. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2016.

SIGNATURE	TITLE

/s/ Howard M. Lorber	President and Chief Executive Officer (Principal Executive Officer)
Howard M. Lorber

/s/ J. Bryant Kirkland III	Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
J. Bryant Kirkland III

/s/ Bennett S. LeBow	Director
Bennett S. LeBow

/s/ Stanley S. Arkin	Director
Stanley S. Arkin

/s/ Henry C. Beinstein	Director
Henry C. Beinstein

/s/ Ronald J. Bernstein	Director
Ronald J. Bernstein

/s/ Jeffery S. Podell	Director
Jeffery S. Podell

/s/ Jean E. Sharpe	Director
Jean E. Sharpe

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015
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
Liggett Group LLC
The consolidated financial statements of Liggett Group LLC for the three years ended December 31, 2015 are filed as Exhibit 99.2 to this report and are incorporated by reference.
Vector Tobacco Inc.
The financial statements of Vector Tobacco Inc. for the three years ended December 31, 2015 are filed as Exhibit 99.3 to this report and are incorporated by reference.
Douglas Elliman Realty, LLC
The consolidated financial statements of Douglas Elliman Realty, LLC for the period ended December 13, 2013 are filed as Exhibit 99.4 to the Company's Form 10-K for the year ended December 31, 2013 and are incorporated by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Vector Group Ltd.:

We have audited the accompanying consolidated balance sheet of Vector Group Ltd. and subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statement of operations, comprehensive income, stockholders' deficiency, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of Vector Group Ltd. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2016 expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

/s/  Deloitte & Touche LLP

Certified Public Accountants
Miami, Florida
March 8, 2016

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders
of Vector Group Ltd

In our opinion, the consolidated balance sheet as of December 31, 2014 and the related consolidated statements of operations, comprehensive income, stockholders’ deficiency and cash flows for each of two years in the period ended December 31, 2014 (appearing in Vector Group Ltd.’s Annual Report to Shareholders which has been incorporated by reference in this Form 10-K) present fairly, in all material respects, the financial position of Vector Group Ltd. and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Miami, Florida
March 4, 2015, except for Note 1(a), Note 6(c) and Note 7(c), as to which date is March 8, 2016

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(Dollars in thousands, except per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$240,368	$326,365
Investment securities available for sale	181,976	269,100
Accounts receivable - trade, net	23,889	23,328
Inventories	86,516	90,323
Income taxes receivable, net	2,841	3,282
Restricted assets	9,195	2,595
Other current assets	38,954	36,404
Total current assets	583,739	751,397
Property, plant and equipment, net	75,632	84,112
Real estate held for sale, net	23,318	10,643
Long-term investments	62,726	52,723
Investments in real estate ventures	217,168	163,460
Restricted assets	12,303	12,013
Goodwill and other intangible assets, net	263,959	269,972
Prepaid pension costs	20,650	25,032
Other assets	51,261	53,902
Total assets	$1,310,756	$1,423,254
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$8,919	$52,640
Current portion of fair value of derivatives embedded within convertible debt	—	884
Current payments due under the Master Settlement Agreement	29,241	26,322
Current portion of employee benefits	915	931
Income taxes payable, net	96	1,743
Litigation accruals	22,904	3,149
Other current liabilities	154,217	126,755
Total current liabilities	216,292	212,424
Notes payable, long-term debt and other obligations, less current portion	886,249	860,711
Fair value of derivatives embedded within convertible debt	144,042	168,502
Non-current employee benefits	55,055	49,314
Deferred income taxes, net	79,429	95,904
Payments due under the Master Settlement Agreement	20,094	25,809
Litigation accruals	24,718	25,700
Other liabilities	7,038	5,570
Total liabilities	1,432,917	1,443,934
Commitments and contingencies (Notes 10 and 15)
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 and 250,000,000 shares authorized, 123,792,329 and 118,646,261 shares issued and 123,792,329 and 114,501,014 shares outstanding	12,379	11,450
Accumulated deficit	(210,113)	(97,009)
Accumulated other comprehensive loss	(8,313)	(1,343)
Treasury shares, at cost, 0 and 4,145,247	—	(12,857)
Total Vector Group Ltd. stockholders' deficiency	(206,047)	(99,759)
Non-controlling interest	83,886	79,079
Total stockholders' deficiency	(122,161)	(20,680)
Total liabilities and stockholders' deficiency	$1,310,756	$1,423,254

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Revenues:
Tobacco*	$1,017,761	$1,021,259	$1,014,341
Real estate	641,406	561,467	65,580
E-Cigarettes	(1,970)	8,589	—
Total revenues	1,657,197	1,591,315	1,079,921

Expenses:
Cost of sales:
Tobacco*	697,900	735,725	729,393
Real estate	410,287	354,028	37,638
E-Cigarettes	1,540	7,307	—
Total cost of sales	1,109,727	1,097,060	767,031

Operating, selling, administrative and general expenses	320,221	279,342	113,598
Litigation, settlement and judgment expense	20,072	2,475	88,106
Restructuring charges	7,257	—	—
Operating income	199,920	212,438	111,186
Other income (expenses):
Interest expense	(120,691)	(160,991)	(132,147)
Loss on extinguishment of debt	—	—	(21,458)
Changes in fair value of derivatives embedded within convertible debt	24,455	19,409	18,935
Acceleration of interest expense related to debt conversion	—	(5,205)	(12,414)
Equity in (losses) earnings from investments	(2,681)	3,140	3,126
Gain (loss) on sale of investment securities available for sale	11,138	(11)	5,152
Equity in earnings from real estate ventures	2,001	4,103	22,925
Impairment of investment securities available for sale	(12,846)	—	—
Gain on acquisition of Douglas Elliman	—	—	60,842
Other, net	6,409	9,396	4,573
Income before provision for income taxes	107,705	82,279	60,720
Income tax expense	41,233	33,165	23,672

Net income	66,472	49,114	37,048

Net (income) loss attributed to non-controlling interest	(7,274)	(12,258)	252

Net income attributed to Vector Group Ltd.	$59,198	$36,856	$37,300

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.49	$0.33	$0.36

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.49	$0.33	$0.36

Cash distributions declared per share	$1.54	$1.47	$1.40
_____________________________

*	Revenues and cost of goods sold include federal excise taxes of $439,647, $446,086 and $456,703 for the years ended December 31, 2015, 2014 and 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income	$66,472	$49,114	$37,048

Net unrealized (losses) gains on investment securities available for sale:
Change in net unrealized (losses) gains	(12,710)	2,095	19,632
Net unrealized losses (gains) reclassified into net income	1,708	11	(5,152)
Net unrealized (losses) gains on investment securities available for sale	(11,002)	2,106	14,480

Net unrealized gains (losses) on long-term investments accounted for under the equity method:
Change in net unrealized gains (losses)	1,190	(1,784)	98
Net unrealized losses reclassified into net income	1,624	—	—
Net unrealized gains (losses) on long-term investments accounted for under the equity method	2,814	(1,784)	98

Net change in forward contracts	61	64	62

Net change in pension-related amounts
Net (loss) gain arising during the year	(8,620)	(4,698)	9,513
Amortization of gain	4,200	1,015	2,099
Net change in pension-related amounts	(4,420)	(3,683)	11,612

Other comprehensive (loss) income	(12,547)	(3,297)	26,252

Income tax effect on:
Change in net unrealized (losses) gains on investment securities	5,650	(866)	(7,971)
Net unrealized losses (gains) reclassified into net income on investment securities	(702)	(5)	2,092
Change in net unrealized gains (losses) on long-term investments accounted for under the equity method	(484)	738	(40)
Net unrealized losses reclassified into net income on long-term investments accounted for under the equity method	(672)	—	—
Forward contracts	(25)	(27)	(25)
Pension-related amounts	1,810	1,523	(4,714)
Income tax benefit (provision) on other comprehensive (loss) income	5,577	1,363	(10,658)

Other comprehensive (loss) income, net of tax	(6,970)	(1,934)	15,594

Comprehensive income	59,502	47,180	52,642

Comprehensive (income) loss attributed to non-controlling interest	(7,274)	(12,258)	252
Comprehensive income attributed to Vector Group Ltd.	$52,228	$34,922	$52,894

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest
	Shares	Amount						Total
	(Dollars in thousands)
Balance, January 1, 2013	89,898,411	$8,989	$—	$(70,199)	$(15,003)	$(12,857)	$—	$(89,070)
Net income	—	—	—	37,300	—	—	(252)	37,048
Change in net loss and prior service cost, net of income taxes	—	—	—	—	6,898	—	—	6,898
Forward contract adjustments, net of income taxes	—	—	—	—	37	—	—	37
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	58	—	—	58
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	11,661	—	—	11,661
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	(3,060)	—	—	(3,060)
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	—	8,601
Total other comprehensive income	—	—	—	—	—	—	—	15,594
Total comprehensive income	—	—	—	—	—			52,642
Distributions and dividends on common stock	—	—	(57,891)	(88,165)	—	—	—	(146,056)
Restricted stock grant	77,500	8	(8)	—	—	—	—	—
Effect of stock dividend	4,498,579	450	—	(450)	—	—	—	—
Note conversion, net of income taxes of $7,242	2,970,168	297	53,357	—	—	—	—	53,654
Exercise of stock options	38,340	4	540	—	—	—	—	544
Tax benefit of options exercised	—	—	38	—	—	—	—	38
Stock-based compensation	—	—	2,519	—	—	—	—	2,519
Deemed contribution (dividend) from subsidiary	—	—	1,445	—	—	—	(1,445)	—
Acquisition of Douglas Elliman Realty, LLC	—	—	—	—	—	—	85,703	85,703
Contributions from non-controlling interest	—	—	—	—	—	—	1,955	1,955
Distributions to non-controlling interest	—	—	—	—	—	—	(12,534)	(12,534)
Balance, December 31, 2013	97,482,998	9,748	—	(121,514)	591	(12,857)	73,427	(50,605)
Net income	—	—	—	36,856	—	—	12,258	49,114
Change in net loss and prior service cost, net of income taxes	—	—	—	—	(2,160)	—	—	(2,160)
Forward contract adjustments, net of income taxes	—	—	—	—	37	—	—	37
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	(1,046)	—	—	(1,046)
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	1,229	—	—	1,229
Net unrealized gains reclassified into net income, net of income taxes	—	—	—	—	6	—	—	6
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	—	1,235
Total other comprehensive income	—	—	—	—	—	—	—	(1,934)
Total comprehensive income	—	—	—	—	—	—	—	47,180
Distributions and dividends on common stock	—	—	(155,067)	(11,831)	—	—	—	(166,898)
Restricted stock grant	1,000,000	100	—	—	—	—	—	100
Effect of stock dividend	5,195,856	520	—	(520)	—	—	—	—
Note conversion, net of income taxes of $300	10,417,384	1,041	130,980	—	—	—	—	132,021
Beneficial conversion feature of notes payable, net of income taxes of $10,327	—	—	14,648	—	—	—	—	14,648
Exercise of stock options	404,776	41	5,010	—	—	—	—	5,051
Tax benefit of options exercised	—	—	1,178	—	—	—	—	1,178
Stock-based compensation	—	—	3,251	—	—	—	—	3,251
Contributions from non-controlling interest	—	—	—	—	—	—	2,733	2,733
Distributions to non-controlling interest	—	—	—	—	—	—	(9,339)	(9,339)
Balance, December 31, 2014	114,501,014	11,450	—	(97,009)	(1,343)	(12,857)	79,079	(20,680)
Net income	—	—	—	59,198	—	—	7,274	66,472
Change in net loss and prior service cost, net of income taxes	—	—	—	—	(2,610)	—	—	(2,610)
Forward contract adjustments, net of income taxes	—	—	—	—	36	—	—	36
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	1,658	—	—	1,658
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	(7,060)	—	—	(7,060)
Net unrealized loss reclassified into net income, net of income taxes	—	—	—	—	1,006	—	—	1,006
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	—	(6,054)
Total other comprehensive income	—	—	—	—		—	—	(6,970)
Total comprehensive income	—	—	—	—	—	—	—	59,502
Distributions and dividends on common stock	—	—	(18,120)	(171,718)	—	—	—	(189,838)
Restricted stock grant	1,200,000	120	—	—	—	—	—	120
Surrender of shares in connection with restricted stock vesting	(83,411)	(8)	(2,075)	—	—	—	—	(2,083)
Effect of stock dividend	5,837,144	584	—	(584)	—	—	—	—
Note conversion, inclusive of taxes of $367	2,227,552	223	25,299	—	—	—	—	25,522
Exercise of stock options	110,030	10	1,311	—	—	—	—	1,321
Cancellation of treasury shares	—	—	(12,857)	—	—	12,857	—	—
Tax benefit of options exercised	—	—	821	—	—	—	—	821
Stock-based compensation	—	—	5,621	—	—	—	—	5,621
Contributions from non-controlling interest	—	—	—	—	—	—	813	813
Distributions to non-controlling interest	—	—	—	—	—	—	(3,280)	(3,280)
Balance, December 31, 2015	123,792,329	$12,379	$—	$(210,113)	$(8,313)	$—	$83,886	$(122,161)
The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$66,472	$49,114	$37,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,654	24,499	12,631
Non-cash stock-based expense	5,621	3,251	2,519
Acceleration of interest expense related to debt conversion	—	5,205	12,414
Loss (gain) on sale of assets	77	(540)	170
Deferred income taxes	(13,195)	22,026	466
Distributions from long-term investments	1,258	1,416	2,011
Equity in (losses) earnings from long-term investments	2,681	(3,140)	(3,126)
(Gain) loss on sale of investment securities available for sale	(11,138)	11	(5,152)
Equity in earnings from real estate ventures	(2,001)	(4,103)	(22,925)
Distributions from investments in real estate ventures	5,894	5,152	4,251
Non-cash interest expense	6,504	35,584	22,995
Non-cash interest income	—	—	(90)
Gain on acquisition of Douglas Elliman	—	—	(60,842)
Impairment of investment securities	12,846	—	—
Impairment of long-term investments	811	—	—
Impairment of real estate held for sale	230	—	—
Changes in assets and liabilities:
Receivables	(1,414)	(11,197)	5,975
Inventories	3,806	3,173	6,897
Accounts payable and accrued liabilities	37,936	5,708	41,047
Payments due under the Master Settlement Agreement	(2,796)	(925)	(32,690)
Other assets and liabilities, net	5,233	(27,858)	28,427
Net cash provided by operating activities	144,479	107,376	52,026

The accompanying notes are an integral part of the consolidated financial statements

VECTOR GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash flows from investing activities:
Sale of investment securities	$270,576	$154,615	$117,021
Maturities of investment securities	5,491	930	27
Purchase of investment securities	(214,146)	(305,731)	(170,463)
Proceeds from sale or liquidation of long-term investments	1,303	2,416	10,927
Purchase of long-term investments	(10,000)	(12,000)	(5,501)
(Increase) decrease in restricted assets	(6,889)	(872)	1,081
Investments in real estate ventures	(70,272)	(40,916)	(75,731)
Distributions from investments in real estate ventures	17,563	7,309	3,142
Issuance of notes receivable	(4,410)	(8,250)	(8,600)
Cash acquired in Douglas Elliman consolidation	—	—	116,935
Proceeds from sale of fixed assets	4	4	48
Capital expenditures	(10,977)	(23,404)	(13,275)
Increase in cash surrender value of life insurance policies	(1,742)	(484)	(628)
Purchase of subsidiaries	—	(750)	(67,616)
Repayment of notes receivable	4,000	4,850	—
Purchase of preferred securities	—	(1,000)	—
Pay down of investment securities	8,739	1,849	681
Proceeds from sale of preferred securities	1,000	—	—
Investments in real estate held for sale	(12,603)	—	—
Net cash used in investing activities	(22,363)	(221,434)	(91,952)
Cash flows from financing activities:
Proceeds from issuance of debt	2,105	413,914	457,767
Repayments of debt	(6,684)	(12,601)	(422,581)
Deferred financing charges	(624)	(12,360)	(11,750)
Borrowings under revolver	153,361	886,130	978,788
Repayments on revolver	(167,915)	(898,788)	(977,794)
Dividends and distributions on common stock	(188,151)	(167,328)	(144,711)
Distributions to non-controlling interest	(3,280)	(9,339)	(11,764)
Contributions from non-controlling interest	813	—	—
Proceeds from exercise of Vector options	1,441	5,151	544
Tax benefit of options exercised	821	1,178	38
Net cash (used in) provided by financing activities	(208,113)	205,957	(131,463)
Net (decrease) increase in cash and cash equivalents	(85,997)	91,899	(171,389)
Cash and cash equivalents, beginning of year	326,365	234,466	405,855
Cash and cash equivalents, end of year	$240,368	$326,365	$234,466

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
Revisions to December 31, 2014 Consolidated Balance Sheet. The Company has revised its December 31, 2014 Consolidated Balance Sheet, which originally presented deferred income tax assets and liabilities (current and noncurrent) on a gross basis, rather than a net basis by jurisdiction. The revisions conform to ASC 740-10-45-6 which states all current deferred tax liabilities and assets within the same tax jurisdiction shall be offset and presented as a single amount and all noncurrent deferred tax liabilities and assets shall be offset and presented as a single amount. The Company assessed the materiality of this error on previously issued consolidated financial statements and concluded that the error was immaterial. In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. This amendment may be applied either prospectively or retrospectively to all periods presented. The Company adopted the provisions of this ASU retrospectively in the fourth quarter of 2015, and adjusted all prior periods accordingly. The adoption of this ASU will simplify the presentation of deferred income taxes and reduce complexity without decreasing the usefulness of information provided to users of financial statements. The adoption of ASU 2015-17 did not have a significant impact on the Company's financial position, results of operations and cash flows.”

The cumulative impact of the revisions and application of the new ASU are presented in the table below:

	December 31, 2014
	As Previously Reported	Revision	ASU Adoption	As Revised

Deferred income taxes	$29,192	$(29,192)	$—	$—
Total current assets	857,846	(29,192)	—	828,654

Deferred income taxes	51,129	(51,129)	—	—
Total assets	$1,573,392	$(80,321)	$—	$1,493,071

Deferred income taxes, net	$57,671	$(29,192)	$(28,479)	$—
Total current liabilities	270,095	(29,192)	(28,479)	212,424

Deferred income taxes, net	145,639	(51,129)	28,479	122,989
Total liabilities	1,551,340	(80,321)	—	1,471,019
Total stockholders' equity	22,052		—	22,052
Total liabilities and stockholders' equity	$1,573,392	$(80,321)	$—	$1,493,071

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of Equity Method. The Company adopted the equity method of accounting for its investments in Ladenburg Thalmann Financial Services Inc. (“LTS”) and Castle Brands Inc. (“Castle”) in 2015 because the Company determined that it had significant influence due to the evolution of the relationships with each company. In accordance with ASC 323-35-33, the Company has adjusted its consolidated financial statements, retroactively, on a step-by-step basis as if the equity method had been in effect since inception.
The cumulative impact of the revisions and application of the equity method of accounting for the two investments are presented in the tables below:

	December 31, 2014
	As Previously Reported	(1)	Revision	As Revised

Investment securities available for sale	$346,043		$(76,943)	$269,100
Other current assets	36,718		(314)	36,404
Total current assets	828,654		(77,257)	751,397

Long-term investments	40,292		12,431	52,723
Other assets	58,893		(4,991)	53,902
Total assets	$1,493,071		$(69,817)	$1,423,254

Deferred income taxes, net	$122,989		$(27,085)	$95,904
Total liabilities	1,471,019		(27,085)	1,443,934
Accumulated deficit	(90,160)		(6,849)	(97,009)
Accumulated other comprehensive income	34,540		(35,883)	(1,343)
Total Vector Group Ltd. stockholders' deficiency	(57,027)		(42,732)	(99,759)
Total stockholders' equity (deficiency)	22,052		(42,732)	(20,680)
Total liabilities and stockholders' equity (deficiency)	$1,493,071		$(69,817)	$1,423,254

(1) The amounts shown in the “As Previously Reported” column reflect the impact of the deferred tax adjustments presented in the preceding table.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended			Year ended
	December 31, 2014			December 31, 2013
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised

Operating, selling, administrative and general expenses	$278,392	$950	$279,342	$112,748	$850	$113,598
Operating income	213,388	(950)	212,438	112,036	(850)	111,186

Equity in earnings from investments	1,242	1,898	3,140	2,066	1,060	3,126
Other, net	10,552	(1,156)	9,396	7,550	(2,977)	4,573
Income before provision for income taxes	82,487	(208)	82,279	63,487	(2,767)	60,720
Income tax expense	33,251	(86)	33,165	24,795	(1,123)	23,672
Net income	49,236	(122)	49,114	38,692	(1,644)	37,048

Net income attributed to Vector Group Ltd.	36,978	(122)	36,856	38,944	(1,644)	37,300

Other comprehensive income (loss), net of tax	11,680	(13,614)	(1,934)	33,128	(17,534)	15,594

Comprehensive income	60,916	(13,736)	47,180	71,820	(19,178)	52,642

Comprehensive income attributed to Vector Group Ltd.	$48,658	$(13,736)	$34,922	$72,072	$(19,178)	$52,894

(b) Estimates and Assumptions:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include valuation of intangible assets, inventory valuation, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, the estimated fair value of embedded derivative liabilities, settlement accruals, valuation of investments, including other-than-temporary impairments to such investments, and litigation and defense costs. Actual results could differ from those estimates.
(c) Cash and Cash Equivalents:
Cash includes cash on hand, cash on deposit in banks, money market accounts and cash equivalents, comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances, up to $250 and $500, respectively. Substantially all of the Company’s cash balances at December 31, 2015 are uninsured.
(d) Financial Instruments:
The carrying value of cash and cash equivalents, restricted assets and short-term loans approximate their fair value.
The fair value of the senior secured notes and the variable interest senior convertible debentures for the years ended December 31, 2015 and 2014 was estimated based on current market quotations.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e) Investment Securities:
The Company classifies investments in debt and marketable equity securities as available for sale. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders’ deficiency. The cost of securities sold is determined based on average cost. Investments in marketable equity securities represent less than a 20 percent interest in the investees and the Company does not exercise significant influence over such entities.
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
Liggett’s customers are primarily candy and tobacco distributors and large grocery, drug and convenience store chains. Two customers, accounted for 19% and 10% of Liggett's revenues in 2015 and 18% and 10% in 2013. One customer accounted for 19% of Liggett's revenues in 2014. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett’s customer base. Liggett’s two largest customers represented approximately 4% and 1%, respectively, of net accounts receivable at December 31, 2015 and 5% and 1%, respectively, at December 31, 2013. Liggett’s largest customer represented approximately 11% of net accounts receivable at December 31, 2014. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.
(g) Accounts Receivable:
Accounts receivable-trade are recorded at their net realizable value. The allowance for doubtful accounts and cash discounts was $479 and $452 at December 31, 2015 and 2014, respectively. Uncollectible accounts are written off when the likelihood of collection is remote and when collection efforts have been abandoned.
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
(i) Restricted Assets:
Current restricted assets of $9,195 and $2,595 at December 31, 2015 and 2014, respectively, consist primarily of certificates of deposits and supersedeas bonds. Long-term restricted assets of $12,303 and $12,013 at December 31, 2015 and 2014, respectively, consist primarily of certificates of deposit which collateralize letters of credit, supersedeas bonds and deposits on long-term debt. The certificates of deposit mature at various dates from February 2016 to August 2020.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company's interest in VIEs is primarily in the form of equity ownership. The Company examines specific criteria and uses judgment when determining if the Company is the primary beneficiary of a VIE. Factors considered include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE's executive committee, existence of unilateral kick-out rights exclusive of protective rights or voting rights and level of economic disproportionality between the Company and its other partner(s).
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
(l) Goodwill and Other Intangible Assets:
Goodwill from acquisitions represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Factors that contribute to the recognition of goodwill in the Company’s acquisitions include (i) expected growth rates and profitability of the acquired companies, (ii) securing buyer-specific synergies that increase revenue and profits and are not otherwise available to market participants, (iii) significant cost savings opportunities, (iv) experienced workforce and (v) the Company’s strategies for growth in sales, income and cash flows.
Goodwill is tested for impairment at least annually as of October 1and monitored for interim triggering events on an on-going basis. Other intangible assets with indefinite useful lives are not amortized, but rather, are tested for impairment at least annually. In evaluating goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among other relevant events and circumstances that affect the fair value of reporting units, the Company considers individual factors such as macroeconomic conditions, changes in the industry and the markets in which the Company operates as well as the historical and expected future financial performance. If we conclude that it is more likely than not that fair value is less than its carrying value, recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of the reporting unit to the Company’s carrying amount. Fair value is determined based on an income approach and a market approach that are equally weighted. If the carrying amount of the reporting unit, including the goodwill, exceeds the fair value of the reporting unit, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of the goodwill of the reporting unit. To the extent that the carrying amount exceeds the implied fair value of the goodwill, an impairment loss is recognized.
To determine the implied fair value of the Company’s indefinite-lived intangible asset, trademark, it utilizes the relief from royalty method, pursuant to which the asset is valued by reference to the amount of royalty income it would generate if licensed in an arm’s length transaction. Under the relief from royalty method, similar to the discounted cash flow method, estimated net revenues expected to be generated by the asset during its life are multiplied by a benchmark royalty rate and then discounted by the estimated weighted average cost of capital associated with the asset. The resulting capitalized royalty stream is an indication of the value of owning the asset. To the extent that the carrying amount exceeds the implied fair value of the intangible asset, an impairment loss is recognized.
The fair value of the intangible asset associated with the benefit under the Master Settlement Agreement (“MSA”) is calculated using discounted cash flows. This approach involves two steps: (i) estimating future cash savings due to the payment exemption

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the MSA and (ii) discounting the resulting cash flow savings to determine fair value. This fair value is then compared with the carrying value of the intangible asset associated with the benefit under the MSA. To the extent that the carrying amount exceeds the implied fair value of the intangible asset, an impairment loss is recognized.
Intangible assets with finite lives are amortized over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below.
(m) Impairment of Long-Lived Assets:
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs a test for recoverability, comparing projected undiscounted cash flows to the carrying value of the asset group to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value of the asset on the basis of discounted cash flow. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.
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
(o) Stock Options:
The Company accounts for employee stock compensation plans by measuring compensation cost for share-based payments at fair value. The fair value is recognized as compensation expense over the vesting period on a straight-line basis. The terms of certain stock options awarded under the 2014 Management Incentive Plan in February 2014 and under the 1999 Plan in November 2013, February 2013, December 2009 and January 2001 provide for common stock dividend equivalents (paid in cash at the same rate as paid on the common stock) with respect to the shares underlying the unexercised portion of the options. The Company recognizes payments of the dividend equivalent rights on these options on the Company consolidated balance sheet as reductions in additional paid-in capital until fully utilized and then accumulated deficit ($5,566, $4,612 and $4,007 net of income taxes, for the years ended December 31, 2015, 2014 and 2013, respectively), which are included as “Distributions and dividends on common stock” in the Company’s consolidated statement of changes in stockholders’ equity.
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
The Company accounts for uncertainty in income taxes by recognizing the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. The guidance requires that a liability created for unrecognized deferred tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets.
(q) Distributions and Dividends on Common Stock:
The Company records distributions on its common stock as dividends in its consolidated statement of stockholders’ deficiency to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in-capital to the extent paid-in-capital is available. The Company’s stock dividends are recorded as stock splits and given retroactive effect to earnings per share for all years presented.
(r) Revenue Recognition:
Tobacco and E-Cigarettes sales:  Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is fixed or determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of any related inventory cost recoveries (e.g. federal excise taxes). Certain sales incentives, including promotional price discounts, are classified as

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reductions of net sales. The Company includes federal excise taxes on tobacco sales in revenues and cost of goods sold. Since the Company’s primary line of business is tobacco, the Company’s financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines at the Company and industry levels, regulation, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
Tobacco Shipping and Handling Fees and Costs:  Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs, which were $5,488 in 2015, $5,585 in 2014 and $5,559 in 2013 are recorded as operating, selling, administrative and general expenses.
Real estate sales: Revenue is recognized only when persuasive evidence of an arrangement exists, the price is fixed or determinable, the transaction has been completed and collectibility of the resulting receivable is reasonably assured. Real estate commissions earned by the Company’s real estate brokerage businesses are recorded as revenue on a gross basis upon the closing of a real estate transaction as evidenced when the escrow or similar account is closed, the transaction documents have been recorded and funds are distributed to all appropriate parties. Commissions expenses are recognized concurrently with related revenues. Property management fees and rental commissions earned are recorded as revenue when the related services are performed.
(s) Advertising:
Tobacco and E-Cigarettes advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $5,097, $9,493 and $4,839 for the years ended December 31, 2015, 2014 and 2013, respectively.
Real estate advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $25,657, $14,952 and $1,298 for the years ended December 31, 2015 and 2014 and 2013, respectively.
(t) Comprehensive Income:
The Company presents net income and other comprehensive income in two separate, but consecutive, statements. The items are presented before related tax effects with detailed amounts shown for the income tax expense or benefit related to each component of other comprehensive income.
The components of accumulated other comprehensive (loss) income, net of income taxes, were as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Net unrealized gains on investment securities available for sale, net of income taxes of $7,758, $12,706 and $11,528, respectively	$12,048	$18,102	$16,867
Net unrealized losses on long-term investment accounted for under the equity method, net of income tax benefits of $0, $1,156, and $418, respectively	—	(1,658)	(612)
Forward contracts adjustment, net of income taxes of $11, $36, and $63, respectively	(19)	(55)	(92)
Pension-related amounts, net of income taxes of $13,977, $12,167, and $10,644, respectively	(20,342)	(17,732)	(15,572)
Accumulated other comprehensive (loss) income	$(8,313)	$(1,343)	$591

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(u) Fair Value of Derivatives Embedded within Convertible Debt:
The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration; thus, a readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. At December 31, 2015, the range of estimated fair market values of the Company’s embedded derivatives was between $143,422 and $144,660. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $144,042 as of December 31, 2015. At December 31, 2014, the range of estimated fair market values of the Company’s embedded derivatives was between $167,593 and $171,215. The Company recorded the fair market value of its embedded derivatives at the midpoint of the inputs at $169,386 as of December 31, 2014. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 9.)
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
On a quarterly basis, the Company evaluates its investments to determine whether an impairment has occurred. If so, the Company also makes a determination of whether such impairment is considered temporary or other than temporary. The Company believes that the assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven. However, among the matters that are considered in making such a determination are the period of time the investment has remained below its cost or carrying value, the likelihood of recovery given the reason for the decrease in market value and the Company’s original expected holding period of the investment.
(w) Contingencies:
The Company records Liggett’s product liability legal expenses as operating, selling, administrative and general expenses as those costs are incurred. As discussed in Note 15, legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett and the Company.
The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in Note 15: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.
Adverse verdicts have been entered against Liggett in 15 state court Engle progeny cases and several of these verdicts have been affirmed on appeal and satisfied by Liggett. In certain cases, the judgments entered have been joint and several with other defendants. In four of these cases, punitive damages were awarded against Liggett. The Company's potential range of loss in the remaining cases on appeal is between $0 and $12,674 in the aggregate, plus accrued interest and attorneys’ fees. In determining the range of loss, we consider potential settlements as well as future appellate relief. Except as discussed in Note 15, management is unable to estimate the possible loss or range of loss from remaining Engle progeny cases as there are currently multiple defendants in each case and discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are, in fact, Engle class members (non-class members’ claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages. Litigation is subject to many uncertainties, and it is possible that the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(x) Other Income:

Other income, net consists of:

	Year Ended
	December 31,
	2015	2014	2013
Interest and dividend income	$7,038	$5,803	$4,381
Out-of-period adjustment	—	1,231	—
Acceleration of closing fee related to termination of Douglas Elliman joint venture	—	2,335	—
Impairment of real estate held for sale	(230)	—	—
Loss on sale of assets	(78)	—	—
Gain on long-term investment	390	—	189
Impairment of long-term investments	(811)	—	—
Other income	100	27	3
Other income, net	$6,409	$9,396	$4,573

The out-of-period adjustment related to a non-accrual of a receivable from Douglas Elliman in the fourth quarter of 2013 and would have increased the Company's gain on acquisition of Douglas Elliman in 2013. The Company assessed the materiality of this error on all previously issued consolidated financial statements and concluded that the error was immaterial to all previously issued consolidated financial statements. The impact of correcting this error in 2014 was not material to the Company's 2014 consolidated financial statements.
(y) Other Current Liabilities:
Other current liabilities consists of:

	December 31, 2015	December 31, 2014
Accounts payable	$19,639	$10,856
Accrued promotional expenses	24,816	20,191
Accrued excise and payroll taxes payable, net	26,556	23,172
Accrued interest	28,147	28,321
Commissions payable	11,008	9,523
Accrued salaries and benefits	20,134	16,009
Other current liabilities	23,917	18,683
Total other current liabilities	$154,217	$126,755
(z) New Accounting Pronouncements:

In February 2016, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement Period Adjustments (“ASU 2015-16”), which requires adjustments to provisional amounts initially recorded in a business combination that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-15 also requires the disclosure of the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for the Company beginning January 1, 2016. The Company will apply the guidance prospectively for all business combinations that occur subsequent to the adoption date.

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

In February 2015, FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model specifically (1) modify the evaluation of whether limited partnership and similar legal entities are VIEs, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. The guidance is effective for the Company beginning January 1, 2016. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those reporting periods. Earlier adoption is permitted.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 29, 2015, September 26, 2014 and September 27, 2013. The dividends were recorded at par value of $584 in 2015, $520 in 2014 and $450 in 2013, since the Company did not have retained earnings in each of the aforementioned years. In connection with the 5% stock dividends, the Company increased the number of shares subject to outstanding stock options by 5% and reduced the exercise prices accordingly.
For purposes of calculating basic earnings per share (“EPS”), net income available to common stockholders attributed to Vector Group Ltd. for the period are reduced by the contingent interest and the non-cash interest expense associated with the discounts created by the beneficial conversion features and embedded derivatives related to the Company’s convertible debt issued. The convertible debt issued by the Company are participating securities due to the contingent interest feature and had no impact on EPS for the years ended December 31, 2015, 2014 and 2013 as the dividends on the common stock reduced earnings available to common stockholders so there were no unallocated earnings.
As discussed in Note 14, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under authoritative guidance. The Company recognizes payments of the dividend equivalent rights ($5,566, net of income taxes of $211, and $4,612, net of income taxes of $306, and $4,007, net of income taxes of $91, for the years ended December 31, 2015, 2014 and 2013, respectively) on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet. As a result, in its calculation of basic EPS for the years ended December 31, 2015, 2014 and 2013, respectively, the Company has adjusted its net income for the effect of these participating securities as follows:

	2015	2014	2013
Net income attributed to Vector Group Ltd.	$59,198	$36,856	$37,300
Income attributable to participating securities	(1,752)	(1,024)	(1,023)
Net income available to common stockholders attributed to Vector Group Ltd.	$57,446	$35,832	$36,277

Basic EPS is computed by dividing net income available to common stockholders attributed to Vector Group Ltd. by the weighted-average number of shares outstanding, which includes vested restricted stock.
Diluted EPS includes the dilutive effect of non-vested restricted stock grants, stock options and convertible securities. Diluted EPS is computed by dividing net income available to common stockholders by the diluted weighted-average number of shares outstanding, which includes dilutive non-vested restricted stock grants, stock options and convertible securities.
Basic and diluted EPS were calculated using the following shares for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Weighted-average shares for basic EPS	117,760,538	108,075,400	100,886,113
Plus incremental shares related to stock options and non-vested restricted stock	32,030	66,732	261,837
Weighted-average shares for diluted EPS	117,792,568	108,142,132	101,147,950

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the years ended December 31, 2015, 2014 and 2013 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

	Year Ended December 31,
	2015	2014	2013
Weighted-average shares of non-vested restricted stock	N/A	N/A	30,319
Weighted-average expense per share	N/A	N/A	$15.10
Weighted-average number of shares issuable upon conversion of debt	25,113,350	32,216,245	30,862,794
Weighted-average conversion price	$19.55	$16.83	$13.81

The Company’s convertible debt was anti-dilutive in 2015, 2014 and 2013.

3.    INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at December 31, 2015 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$47,502	$19,833	$(62)	$67,273
Mutual funds invested in fixed income securities	20,126	—	(15)	20,111
Marketable debt securities	94,540	52	—	94,592
Total investment securities available for sale	$162,168	$19,885	$(77)	$181,976

The components of investment securities available for sale at December 31, 2014 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$46,695	$32,018	$(1,104)	$77,609
Mutual funds invested in fixed income securities	61,485	—	(1,659)	59,826
Marketable debt securities	130,111	2,470	(916)	131,665
Total investment securities available for sale	$238,291	$34,488	$(3,679)	$269,100

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the maturity dates of marketable debt securities at December 31, 2015.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$28,132	$—	$28,132	$—
Corporate securities	41,561	2,154	39,347	60
U.S. mortgage-backed securities	5,790	636	5,003	151
Commercial mortgage-backed securities	8,728	5,739	715	2,274
U.S. asset-backed securities	8,276	2,342	5,934	—
Index-linked U.S. bonds	2,105	—	2,105	—
Total marketable debt securities by maturity dates	$94,592	$10,871	$81,236	$2,485

The available-for-sale investment securities with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	In loss position for
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
December 31, 2015
Marketable equity securities	$5,938	$(62)	$—	$—	$5,938	$(62)
Mutual funds invested in fixed income securities	10,053	(15)			10,053	(15)
	$15,991	$(77)	$—	$—	$15,991	$(77)

December 31, 2014
Marketable equity securities	$6,599	$(138)	$3,534	$(966)	$10,133	$(1,104)
Mutual funds invested in fixed income securities	59,826	(1,659)	—	—	59,826	(1,659)
Marketable debt securities
U.S. Government securities	22,375	(18)	—	—	22,375	(18)
Corporate securities	30,896	(204)	7,224	(131)	38,120	(335)
U.S. mortgage-backed securities	3,370	(26)	—	—	3,370	(26)
Commercial mortgage-backed securities	11,332	(46)	5,176	(432)	16,508	(478)
U.S. asset-backed securities	15,228	(29)	—	—	15,228	(29)
Index-linked U.S. bonds	2,098	(30)	—	—	2,098	(30)
	$151,724	$(2,150)	$15,934	$(1,529)	$167,658	$(3,679)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from equity and debt securities are due to market price movements. The Company believes the unrealized losses associated with the Company's equity securities will be recovered in the future.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross realized gains and losses on available-for-sale investment securities were as follows:

	Year Ended December 31,
	2015	2014	2013
Gross realized gains on sales	$13,727	$275	$5,538
Gross realized losses on sales	(2,589)	(286)	(386)
Gains (losses) on sale of investment securities available for sale	$11,138	$(11)	$5,152

Gross realized losses on other-than-temporary impairments	$(12,846)	$—	$—

The Company recorded an “Other-than-temporary-impairment” charge of $12,846 for the year ended December 31, 2015. The largest component of this total charge was $6,895 related to Morgans Hotel Group Co., a company where Vector's President and Chief Executive Officer also serves as Chairman of the Board of Directors.
Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company's investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of obligations of the Company.
Proceeds from investment securities sales totaled $270,576, $154,615 and $117,021 and proceeds from early redemptions by issuers totaled $14,230, $2,779 and $708 for the years ended December 31, 2015, 2014 and 2013, respectively, mainly from sales of Corporate securities and U.S. Government securities.

4.	INVENTORIES
Inventories consist of:

	December 31, 2015	December 31, 2014
Leaf tobacco	$49,856	$49,948
Other raw materials	3,578	3,532
Work-in-process	789	879
Finished goods	61,493	62,876
E-Cigarettes	80	3,079
Inventories at current cost	115,796	120,314
LIFO adjustments	(29,280)	(29,991)
	$86,516	$90,323

All of the Company’s inventories, excluding amounts related to prepaid MSA cost and federal excise taxes, at December 31, 2015 and 2014 have been reported under the LIFO method. The $29,280 LIFO adjustment as of December 31, 2015 decreases the current cost of inventories by $19,863 for leaf tobacco, $643 for other raw materials, $33 for work-in-process, $8,736 for finished goods and $5 for E-Cigarettes. The $29,991 LIFO adjustment as of December 31, 2014 decreased the current cost of inventories by $19,941 for leaf tobacco, $861 for other raw materials, $39 for work-in-process, $9,054 for finished goods and $96 for E-Cigarettes. Cost of goods sold was reduced by $1,703 for the year ended December 31, 2015 due to liquidations of LIFO inventories.
The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At December 31, 2015, Liggett had tobacco purchase commitments of approximately $15,466. The Company has a single source supply agreement for fire safe cigarette paper through 2019.
The Company capitalizes the incremental prepaid cost of the MSA and federal excise taxes in ending inventory. Each year, the Company capitalizes in inventory that portion of its MSA liability that relates to cigarettes shipped to the public warehouses

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $15,796 and $14,369 at December 31, 2015 and 2014, respectively. Federal excise tax in inventory was $23,455 at December 31, 2015 and $22,642 at December 31, 2014.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	December 31, 2015	December 31, 2014
Land and improvements	$1,442	$1,442
Buildings	15,908	15,418
Machinery and equipment	178,131	167,090
Leasehold improvements	21,142	17,212
	216,623	201,162
Less accumulated depreciation and amortization	(140,991)	(117,050)
	$75,632	$84,112

Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2015, 2014 and 2013 was $20,423, $17,843 and $11,063, respectively.

Future machinery and equipment purchase commitments at Liggett were $832 and $3,266 at December 31, 2015 and 2014, respectively.

6.	LONG-TERM INVESTMENTS

Long-term investments consist of the following:

	December 31, 2015	December 31, 2014
Investments accounted at cost	$41,231	$32,239
Investments accounted under the equity method	21,495	20,484
	$62,726	$52,723

(a) Cost-Method Investments:

Long-term investments consist of the following investments accounted for at cost:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment partnerships	$40,730	$44,217	$31,541	$38,039
Real estate partnership	501	552	698	1,108
	$41,231	$44,769	$32,239	$39,147

The principal business of the investment partnerships is investing in investment securities and real estate. The estimated fair value of the investment partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. In the future, the Company may invest in other investments, including limited partnerships, real estate investments, equity securities, debt securities, derivatives and certificates of deposit, depending on risk factors and potential rates of return.

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
The Company has accounted for these investments using the cost method of accounting because the investments did not meet the requirements for equity method accounting.
The Company invested an aggregate $5,000 in three additional investment partnerships in 2015. The principal business of these investment partnerships is investing in investment securities. The Company also invested $5,000 in a reinsurance company in 2015. The Company received cash distributions of $587, $549 and $769 from limited partnerships in 2015, 2014 and 2013, respectively.
The long-term investments are carried on the consolidated balance sheet at cost. The fair value determination disclosed above would be classified as Level 3 under fair value hierarchy disclosed in Note 18 if such assets were recorded on the consolidated balance sheet at fair value. The fair value determinations disclosed above were based on company assumptions, and information obtained from the partnerships based on the indicated market values of the underlying assets of the investment portfolio.

(b) Equity-Method Investments:

Long-term investments consist of the following investments accounted for under the equity method:

	December 31, 2015	December 31, 2014
Indian Creek Investors LP	$4,989	$8,053
Boyar Value Fund	7,302	—
Ladenburg Thalmann Financial Services Inc.	9,204	12,173
Castle Brands, Inc.	—	258
	$21,495	$20,484

The Company's investments accounted for under the equity method include the following: Indian Creek Investors LP (“Indian Creek”), Boyar Value Fund (“Boyar”), Ladenburg Thalmann Financial Services Inc. (“LTS”) and Castle Brands Inc. (“Castle”). At December 31, 2015, the Company's ownership percentages in Indian Creek, Boyar, LTS and Castle were 19.93%, 29.92%, 7.84% and 7.99%, respectively. The Company accounted for Indian Creek and Boyar interests as equity-method investments because the Company's ownership percentage meets the threshold for equity-method accounting. The Company accounted for the LTS and Castle interests as equity-method investments because the Company has the ability to exercise significant influence over their operating and financial policies.
The Company's investments under the equity method include an investment in the common stock of Boyar. As of December 31, 2015, the Company owned approximately 30% of the outstanding stock of Boyar. The value of the investment based on the quoted market price as of December 31, 2015 was $7,302, equal to its carrying value. Ladenburg Thalmann Fund Management, LLC, an indirect subsidiary of “LTS”, is the manager of Boyar.
At December 31, 2015, the aggregate values of the LTS and Castle investments based on the quoted market price were $39,167 and $15,585, respectively. The difference between the amount at which the LTS and Castle investments are carried and the amount of underlying equity in net assets was $21,463 and $1,848, respectively. This basis difference represents goodwill and is being accounted for as part of the equity investment.
The principal business of Indian Creek is investing in investment securities. Fair value approximates carrying value. The estimated fair value of the investment partnership was provided by the partnership based on the indicated market values of the underlying assets or investment portfolio. The investment in the investment partnership is illiquid and the ultimate realization of the investment is subject to the performance of the underlying partnership and its management by the general partners.
The Company received cash distributions of $2,364, $3,283 and $12,358 from the Company's investments in long-term investments under the equity method in 2015, 2014 and 2013, respectively. The 2013 distribution was primarily related to the repayment of a note from LTS. The Company recognized equity in losses in long-term investments under the equity method of $2,681 in 2015. The Company recognized equity in earnings in long-term investments under the equity method of $3,140 and

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3,126 in 2014 and 2013, respectively. The Company has suspended its recognition of equity losses in Castle to the extent such losses exceed its basis.
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
The long-term investments are carried on the consolidated balance sheet at cost under the equity method of accounting. The fair value determination disclosed above would be classified as Level 3 under fair value hierarchy disclosed in Note 18 if such assets were recorded on the consolidated balance sheet at fair value.

(c) Combined Financial Statements for Unconsolidated Subsidiaries
Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for Indian Creek and Boyar Value Fund.

	December 31, 2015	December 31, 2014
Investment securities	$40,676	$71,331
Cash and cash equivalents	101	309
Other assets	8,664	32
Total assets	$49,441	$71,672

Other liabilities	$408	$6,571
Total liabilities	408	6,571
Partners' capital	49,033	65,101
Total liabilities and partners' capital	$49,441	$71,672

	Year Ended December 31,
	2015	2014	2013
Investment income	$565	$3,314	$565
Expenses	(868)	(1,298)	(839)
Net investment (loss) income	(303)	2,016	(274)
Total net realized (loss) gain and net change in unrealized depreciation from investments	(14,809)	(168)	16,496
Net (decrease) increase in partners' capital resulting from operations	$(15,112)	$1,848	$16,222

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to Rule 4-08(g) is the following summarized financial data for LTS. The Company has elected a three-month lag reporting period for LTS.

	September 30, 2015	September 30, 2014
Cash and cash equivalents	$114,548	$94,952
Receivables from clearing brokers, note receivable and other receivable, net	115,334	123,947
Goodwill and intangible assets, net	269,774	211,862
Other assets	63,634	62,571
Total assets	$563,290	$493,332

Accrued compensation, commissions and fees payable	$72,936	$61,205
Accounts payable and accrued liabilities	24,615	22,328
Notes payable, net of $1,655 and $951 unamortized discount in 2015 and 2014, respectively	59,184	62,131
Other liabilities	21,487	32,802
Total liabilities	178,222	178,466
Preferred stock	1	1
Common stock	19	18
Additional paid-in capital	517,988	452,263
Accumulated deficit	(132,952)	(137,406)
Total controlling shareholders' equity	385,056	314,876
Non-controlling interest	12	(10)
Total shareholders' equity	385,068	314,866
Total liabilities and shareholders' equity	$563,290	$493,332

(1) The table above presents the nature and amounts of the major components of assets and liabilities, along with information regarding redeemable stock and non-controlling interest.

	Twelve Months Ended September 30,
	2015	2014	2013
Revenues	$1,122,735	$867,756	$753,840
Expenses	(1,132,010)	(856,072)	(756,988)
Gross (loss) profit	(9,275)	11,684	(3,148)
Change in fair value of contingent consideration	31	12	(121)
(Loss) income from continuing operations	(9,244)	11,696	(3,269)
Net income (loss)	$4,396	$22,482	$(5,389)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to Rule 4-08(g) is the following summarized financial data for Castle. The Company has elected a three-month lag reporting period for Castle.

	September 30, 2015	September 30, 2014
Current assets	$36,922	$31,121
Non-current assets	9,845	9,834
Total assets	$46,767	$40,955

Current liabilities	$9,947	$8,703
Non-current liabilities	13,696	12,028
Total liabilities	23,643	20,731
Total controlling shareholders' equity	19,978	17,490
Non-controlling interest	3,146	2,734
Total shareholders' equity	23,124	20,224
Total liabilities and shareholders' equity	$46,767	$40,955

	Twelve Months Ended September 30,
	2015	2014	2013
Revenues	$67,143	$51,426	$43,484
Expenses	(41,317)	(32,495)	(28,117)
Gross profit	25,826	18,931	15,367
Other expenses	(25,920)	(20,399)	(19,176)
Loss from continuing operations	(94)	(1,468)	(3,809)
Net loss	$(2,946)	$(4,845)	$(8,604)

7.	NEW VALLEY LLC

(a) Residential Brokerage Business Acquisition.
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
In 2014, the Company reassessed its initial purchase accounting allocations. The following table reconciles initial allocation to final allocation of acquired assets and liabilities:

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
Summarized financial information for the period January 1 through December 13, 2013 for Douglas Elliman is presented below. Included in the results was a management fee paid to the Company of $2,204 for the period of January 1 through December 13, 2013.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1 through December 13,
2013
Revenues	$416,453
Costs and expenses	369,852
Depreciation expense	3,790
Amortization expense	213
Other income (expense)	(22)
Interest expense, net	23
Income tax expense	996
Net income	$41,557

Douglas Elliman’s current operations are primarily located in the New York, Miami and Los Angeles metropolitan areas. Local and regional economic and general business conditions in these markets could differ materially from prevailing conditions in other parts of the country.
(b) Investments in real estate ventures.
New Valley also holds equity investments in various real estate projects domestically and internationally.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of “Investments in real estate ventures” were as follows:

	December 31, 2015	December 31, 2014

Land Development - Milanosesto Holdings (Sesto Holdings)	$—	$5,037

10 Madison Square Park (1107 Broadway)	11,391	6,383
The Marquand (11 East 68th Street)	13,900	12,000
11 Beach Street	13,209	12,328
20 Times Square (701 Seventh Avenue)	14,985	12,481
111 Murray Street	25,567	27,319
160 Leroy Street	3,952	1,467
215 Chrystie Street	5,592	3,300
The Dutch (25-19 43rd Avenue)	1,077	733
Queens Plaza (23-10 Queens Plaza South)	16,177	11,082
87 Park (8701 Collins Avenue)	8,658	6,144
125 Greenwich Street	9,750	9,308
West Hollywood Edition (9040 Sunset Boulevard)	10,510	5,604
76 Eleventh Avenue	17,967	—
Monad Terrace	6,608	—
Takanasee	4,680	—
Condominium and Mixed Use Development	164,023	108,149

Maryland Portfolio	—	3,234
ST Portfolio	15,754	15,283
Apartment Buildings	15,754	18,517

Park Lane Hotel	19,697	19,341
Hotel Taiwana	7,069	7,629
Coral Beach and Tennis Club	3,159	2,816
Hotels	29,925	29,786

The Plaza at Harmon Meadow	5,449	—
Commercial	5,449	—

Other	2,017	1,971

Investments in real estate ventures	$217,168	$163,460

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Land Development:
Milanosesto Holdings.  In October 2010, New Valley acquired a 7.2% interest in Sesto Holdings S.r.l. (“Sesto”) for $5,000. Sesto holds a 42% interest in an entity that has purchased a land plot of approximately 322 acres in Milan, Italy. Sesto intended to develop the land plot as a multi-parcel, multi-building mixed use urban regeneration project. During the fourth quarter of 2015, New Valley exercised a put and recovered its entire investment. Sesto is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for Sesto under the equity method of accounting. New Valley had no exposure to loss as a result of its investment in Sesto at December 31, 2015. The investment has concluded.

Condominium and Mixed Use Development:
10 Madison Square Park . During 2011, New Valley invested $5,489 for an approximate indirect 5% interest in MS/WG 1107 Broadway Holdings LLC. In September 2011, MS/WG 1107 Broadway Holdings LLC acquired the 1107 Broadway property in Manhattan, NY. The joint venture is converting a 260,000-square-foot office building into a luxury residential condominium in the Flatiron District / NoMad neighborhood of Manhattan. MS/WG 1107 Broadway Holdings LLC is a variable interest entity; however, New Valley is not the primary beneficiary. During 2015, all partners in the joint venture contributed pro-rata amounts to the joint venture, and New Valley’s portion was $3,217. New Valley accounts for MS/WG 1107 Broadway Holdings LLC under the equity method of accounting. New Valley received distributions of $2,449 for the year ended December 31, 2014 and recognized equity income of $1,010 for the year ended December 31, 2015 and equity income of $2,254 for the year ended December 31, 2014. New Valley’s maximum exposure to loss as a result of its investment in MS/WG 1107 Broadway Holdings LLC was $10,610 at December 31, 2015.
The Whitman.  In February 2011, New Valley invested $900 for an approximate 12% interest in Lofts 21 LLC. Lofts 21 LLC acquired an existing property in Manhattan to develop into a luxury residential condominium which was marketed as The Whitman. The property is located in the Flatiron District / NoMad neighborhood. Construction had been completed and three of the four units were sold in 2013 and the remaining unit was sold in 2014.
The investment in Lofts 21 LLC is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for Lofts 21 LLC under the equity method of accounting. New Valley received distributions of $1,717 for the year ended December 31, 2014, and recorded equity income of $552 and $525 for the years ended December 31, 2014 and 2013, respectively. . The investment concluded in 2014.
The Marquand. In December 2011, New Valley invested $7,000 for an approximate 18% interest in a condominium conversion project. The building is a 12-story, 105,000 square foot residential rental building located on 68th Street between Fifth Avenue and Madison Avenue in Manhattan. Of the 29 units available for sale, five units were sold in 2015 and eight units were sold in 2014.
The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded equity income of $1,900 and $5,000 for the years ended December 31, 2015 and 2014, respectively. New Valley’s maximum exposure to loss as a result of its investment in The Marquand was $13,900 at December 31, 2015.
11 Beach Street. New Valley invested $9,642 in June 2012 and $1,519 in 2013 for an approximate 49.5% interest in 11 Beach Street Investor LLC (the “Beach JV”). Beach JV plans to renovate and convert an existing office building in Manhattan into a luxury residential condominium. During 2014, all partners in the joint venture contributed pro-rata amounts to the joint venture, and New Valley’s portion was $2,178. During 2014, all partners in the joint venture received pro-rata amounts from the joint venture for contributions in excess of need, and New Valley’s portion was $1,010. Beach JV is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for its interest in Beach JV under the equity method of accounting. New Valley recorded equity loss of $521 for the year ended December 31, 2015. New Valley’s maximum exposure to loss on its investment in Beach JV was $11,807 at December 31, 2015.
20 Times Square. In August and September 2012, New Valley invested a total of $7,800 for an approximate 11.5% interest in a joint venture that acquired property located at 701 Seventh Avenue in Times Square in Manhattan. The joint venture plans to redevelop the property for retail space and signage, as well as a site for a hotel. The investment closed in October 2012 and New Valley invested an additional $1,507 at closing. All partners in the joint venture contributed pro-rata amounts to the joint venture, and New Valley’s portion was $1,035 and $2,421 in 2015 and 2014, respectively. All partners in the joint venture received pro-rata amounts from the joint venture for contributions in excess of need, and New Valley’s portion was $1,088 for the year ended December 31, 2014.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Valley may have additional future capital contributions of approximately $14,000. The property is located on the northeast corner of Seventh Avenue and 47th Street. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded equity loss of $9 for the year ended December 31, 2015. New Valley’s maximum exposure to loss as a result of its investment in NV 701 Seventh Avenue was $13,507 at December 31, 2015.
111 Murray Street. In May 2013, New Valley acquired a 25% interest in a joint venture, which had the rights to acquire a 15-story building on a 31,000 square-foot lot in the TriBeCa neighborhood of Manhattan. In July 2013, the joint venture closed on the acquisition of the property. The joint venture is building a mixed-use property that includes both commercial space and a 157-unit, luxury condominium building on the building’s site. Development began in 2014 and is expected to be completed by September 2018. New Valley had invested $27,319 in the joint venture as of December 31, 2014 in the form of capital contributions and a loan bearing interest at 12% per annum, compounded quarterly, to the joint venture partner. All partners in the joint venture contributed pro-rata amounts to the joint venture, and New Valley’s portion was $9,617 for the year ended December 31, 2015. During 2015, all partners in the joint venture received pro-rata amounts from the joint venture for contributions in excess of need, and New Valley’s portion was $11,204. In 2015, a new partner was admitted into the joint venture. As a result of this admission, New Valley recognized a gain of $344 and New Valley's ownership in the project decreased to 9.5%. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded equity loss of $165 for the year ended December 31, 2015. New Valley’s maximum exposure to loss as a result of its investment was $25,567 as of December 31, 2015.
160 Leroy Street.  In March 2013, a subsidiary of New Valley, NV Leroy LLC, invested $1,150 for an approximate 5% interest in a development site in the West Greenwich Village neighborhood of Manhattan. The site is being developed as a high-rise condominium that will face the Hudson River. Subsequent to its initial investment, New Valley acquired a 50% partner in its investment in NV Leroy LLC. The investment in NV Leroy LLC is a variable interest entity and New Valley is the primary beneficiary. As a result of the consolidation of NV Leroy LLC, New Valley carries its investment at $3,952 and non-controlling interest of $1,924 related to the investment. All partners in the joint venture contributed pro-rata amounts to the joint venture, and New Valley’s portion was $702 and $317 in 2015 and 2014, respectively. In 2015, a new partner was admitted into the joint venture. As a result of this admission, New Valley recognized a gain of $1,680 and New Valley's ownership in the project decreased to 3.1%. NV Leroy LLC interest in the development project is a variable interest entity; however, NV Leroy LLC is not the primary beneficiary. NV Leroy LLC accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in 160 Leroy Street was $1,925 at December 31, 2015.
215 Chrystie Street. In December 2012, New Valley invested $1,973 for an approximate 49% interest in WG Chrystie LLC (“Chrystie Street”) which owns a 37.5% ownership interest in 215 Chrystie Venture LLC which, through its affiliate, owns a condominium conversion project located in Manhattan. The joint venture plans to develop the property into a 29-story mixed-use property with PUBLIC, an Ian Schrager-branded boutique hotel, and luxury condominium residences. All partners in the joint venture contributed pro-rata amounts to the joint venture, and New Valley’s portion was $1,997 and $1,252 in 2015 and 2014, respectively. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded equity loss of $194 for the year ended December 31, 2015. New Valley’s maximum exposure to loss as a result of its investment in Chrystie Street was $5,103 at December 31, 2015.
25-19 43rd Avenue - The Dutch LIC. In May 2014, New Valley invested $733 for an approximate 9.9% interest in 43rd Avenue Investors LLC. The joint venture plans to develop 87,000 square feet of residential condominium units in Long Island City, New York. Construction of the 86-unit building commenced in September 2014. In 2015, all partners in the venture contributed pro-rata amounts to the venture, and New Valley’s portion was $247. New Valley’s investment percentage did not change. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in 43rd Avenue Investors LLC was $980 at December 31, 2015.
Queens Plaza South. In December 2012 and August 2013, New Valley invested $7,350 for an approximate 45.4% interest in QPS 23-10 Venture LLC which through its affiliate owns a condominium conversion project, 23-10 Queens Plaza South, located in Queens, New York. All partners in the venture contributed pro-rata amounts to the venture, and New Valley’s portion was $3,630 and $4,532 in 2015 and 2014, respectively. During 2014, all partners in the venture received pro-rata amounts from the venture for contributions in excess of need, and New Valley’s portion was $1,508. New Valley’s investment percentage did not change. The joint venture plans to develop a new apartment tower with 472,574 square feet of residential space. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded equity loss of $2 for the year ended December 31, 2015. New Valley’s maximum exposure to loss as a result of its investment in Queens Plaza South was $14,710 at December 31, 2015.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

87 Park. In December 2013, New Valley invested $3,750 in a joint venture to acquire a 15% interest in an oceanfront development site in Miami Beach, Florida, which will be developed into a residential condominium building. In 2015 and 2014, all partners in the venture contributed pro-rata amounts to the venture, and New Valley’s portion was $2,275 and $2,250, respectively. New Valley’s investment percentage did not change. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded equity loss of $584 for the year ended December 31, 2015 and equity income of $100 for the year ended December 31, 2014. New Valley’s maximum exposure to loss as a result of its investment in 87 Park was $7,835 at December 31, 2015.
125 Greenwich Street. In August 2014, New Valley invested $7,308 for an approximate 78.5% interest in NV Greenwich LLC. The investment in NV Greenwich is a variable interest entity and New Valley is the primary beneficiary. As a result of the consolidation of NV Greenwich LLC, New Valley carries its investment at $9,750 and has non-controlling interest of $1,916 related to the investment. In 2015, all partners in the venture contributed pro-rata amounts to the venture, and New Valley’s portion was $6,359. During 2015, all partners in the joint venture received amounts from the joint venture and New Valley’s portion was $7,348. NV Greenwich LLC ultimately owns 13.3% 125 Greenwich JV LLC. The joint venture plans to develop a residential condominium tower in lower Manhattan. The investment in 125 Greenwich JV LLC is a variable interest entity; however, NV Greenwich LLC is not the primary beneficiary. NV Greenwich LLC accounts for this investment under the equity method of accounting. New Valley recorded equity income of $600 for the year ended December 31, 2015. New Valley's maximum exposure to loss as a result of its investment in 125 Greenwich Street was $7,003 at December 31, 2015.
West Hollywood Edition. In October 2014, New Valley invested $5,604 for an approximate 48.5% interest in 9040 Sunset Boulevard. In 2015, all partners in the venture contributed pro-rata amounts to the venture, and New Valley’s portion was $4,123. New Valley’s investment percentage did not change. The joint venture plans to develop a hotel and condominium complex. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded equity loss of $89 for the year ended December 31, 2015. New Valley’s maximum exposure to loss as a result of its investment in 9040 Sunset Boulevard was $9,638 at December 31, 2015. New Valley and its partner have jointly and severally guaranteed approximately $50,000 of a construction loan. Each partner has agreed to indemnify the other for their respective percentage share. The guarantee is automatically reduced for all additional capital contributions New Valley and its partner contribute to the investment, and for any additional equity raised for the project. If New Valley is required to make a payment under the guarantee, the payment would constitute a capital contribution and increase New Valley's investment in the venture.
76 Eleventh Avenue. In May 2015, New Valley invested $17,000 for an approximate 5.1% interest in HFZ 76 Eleventh Holdco LLC. The joint venture plans to develop luxury residential condominium building in the Chelsea neighborhood of Manhattan, NY. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in 76 Eleventh Avenue was $17,000 at December 31, 2015.
Monad Terrace. In May 2015, New Valley invested $6,200 for an approximate 31.3% interest in Monad Terrace LLC. The joint venture plans to develop luxury residential condominium building in Miami Beach, FL. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded equity loss of $196 for the year ended December 31, 2015. New Valley’s maximum exposure to loss as a result of its investment in Monad Terrace was $6,242 at December 31, 2015.
Takanasee. In December 2015, New Valley invested $4,428 for an approximate 22.8% interest in Takanasee Developers LLC. The joint venture plans to develop a luxury oceanfront community composed of single and multi family homes in Long Branch, NJ. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in Takanasee was $4,428 at December 31, 2015.
New Valley capitalized $9,928 of interest expense into the carrying value of its ventures whose projects were currently under development during the year ended December 31, 2015.
Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its joint venture investments. Douglas Elliman had gross commissions of approximately $3,077 for the year ended December 31, 2015 from these projects.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Apartment & Office Buildings:
Maryland Portfolio. In July 2012, New Valley invested $5,000 for an approximate 30% interest in a joint venture that owns a 25% interest in a portfolio of approximately 5,500 apartment units primarily located in Baltimore County, Maryland. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley received distributions of $2,059 and $613 for the years ended December 31, 2015 and 2014, respectively. New Valley recorded equity loss of $1,175, equity income of $349 and equity loss of $542 for the years ended December 31, 2015, 2014, and 2013, respectively. New Valley’s maximum exposure to loss as a result of its investment in NV Maryland was $0 at December 31, 2015. New Valley has suspended its recognition of equity losses in Maryland Portfolio to the extent such losses exceed its basis.
ST Portfolio. In November 2013, New Valley invested $16,365 for an approximate 16.4% interest in a joint venture that owns two Class A multi-family rental assets in partnership with Winthrop Realty Trust. The two buildings are located in Houston, Texas and Stamford, Connecticut. The buildings include 488 apartment units and approximately 20,000 square feet of retail space.The Phoenix, Arizona and San Pedro, California buildings were sold in 2015 and 2014, respectively, and the proceeds were used to pay down debt. The investment is not a variable interest entity. New Valley accounts for this investment under the equity method of accounting. New Valley received a distribution of $1,231 and $693 for the years ended December 31, 2015 and 2014, respectively, and recorded equity income of $1,702 and an equity loss of $8 and $381 for the years ended December 31, 2015, 2014 and 2013, respectively. New Valley’s maximum exposure to loss as a result of its investment in ST Portfolio was $15,754 at December 31, 2015.

Hotels:
Park Lane Hotel. In November 2013, New Valley acquired an approximate 5% interest in a joint venture that acquired the Park Lane Hotel, which is presently a 47-story, 605-room independent hotel. The joint venture is developing plans for a future use. The development is estimated to take approximately 30 months from commencement of construction. New Valley had invested $19,341 in the joint venture as of December 31, 2014. New Valley contributed an additional of $1,895 in 2015, along with the contributions of additional capital of the investment partners. New Valley's ownership percentage did not change.
The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded an equity loss of $1,539 and $2,643 for the years ended December 31, 2015 and 2014 and income of $183 for the years ended December 31, 2013, related to the hotel operations. New Valley’s maximum exposure to loss as a result of its investment in Park Lane Hotel was $19,697 at December 31, 2015.
Hotel Taiwana. In October 2011, New Valley invested $2,658 for an approximate 17% interest in Hill Street Partners LLP (“Hill”). Hill purchased a 37% interest in Hill Street SEP (“Hotel Taiwana”) which owned a portion of a hotel located in St. Barthelemy, French West Indies. The hotel consists of 30 suites, 6 pools, a restaurant, lounge and gym. New Valley contributed additional capital of $514 in 2014, along with contributions of additional capital by the other investment partners of Hill Street Partners LLP (“Hill”). New Valley’s investment percentage did not change. Hill used the contributions to purchase the remaining interest in Hotel Taiwana and make improvements to the property. The purpose of the investment is to renovate and the sell the hotel in its entirety or as hotel-condos.
The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley recorded an equity loss of $560 and $313 for the years ended December 31, 2015 and 2014, respectively, related to the hotel operations. New Valley recorded no equity income for the year ended December 31, 2013. New Valley’s maximum exposure to loss as a result of its investment in Hotel Taiwana was $7,069 at December 31, 2015.
Coral Beach. In December 2013, New Valley invested $3,030 to acquire a 49% interest in a joint venture that acquired a 52-acre private club in Bermuda. In 2015, all partners in the venture contributed pro-rata amounts to the venture, and New Valley’s portion was $1,377. New Valley’s investment percentage did not change. The property consists of the Horizons cottages, which includes 39 units, and Coral Beach and Tennis Club, which includes 62 hotel and cottage units. Renovation began on the Coral Beach and Tennis Club in 2014.
The investment is not a variable interest entity. New Valley accounts for this investment under the equity method of accounting. New Valley recorded an equity loss of $1,034, $1,299 and $66 for the years ended December 31, 2015, 2014 and 2013, respectively, related to the hotel operations. New Valley’s maximum exposure to loss as a result of its investment in Coral Beach was $3,159 at December 31, 2015.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial:
Harmon Meadow. In March 2015, New Valley invested $5,931 to acquire a 49.0% in CSV-NV Harmon Meadow GP LLC. The purpose of the joint venture is to own and operate the Harmon Meadow retail shopping center in Secaucus, NJ. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. During 2015, New Valley received distributions of $480 and recorded equity loss of $2. New Valley’s investment percentage did not change. New Valley’s maximum exposure to loss as a result of its investment in Harmon Meadow was $5,449 at December 31, 2015.

Consolidated Variable Interest Entities:
It was determined that New Valley is the primary beneficiary of the NV Leroy LLC and NV Greenwich LLC entities as New Valley controls the activities that most significantly impact economic performance of the entities. Therefore, New Valley consolidates these VIEs.
The carrying amount of VIEs' assets that consolidated were $13,702 and $10,775 for the years ended December 31, 2015 and 2014, respectively. Those assets are owned by the VIEs, not the Company. Neither of the consolidated VIEs had non-recourse liabilities as of December 31, 2015 and 2014. A VIE's assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company's senior notes and other debts payable.

(c) Combined Financial Statements for Unconsolidated Subsidiaries:
Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for the following entities: Land Development (Milanosesto Holdings), Condominium and Mixed Use Development (10 Madison Square Park, The Marquand, 11 Beach Street, 160 Leroy Street, 215 Chrystie Street, Queens Plaza South, 111 Murray Street, 87 Park, 20 Times Square, 25-19 43rd Avenue - The Dutch LIC, 76 Eleventh Avenue, Monad Terrace, West Hollywood Edition and 125 Greenwich Street) Apartment Buildings (ST Portfolio and Maryland Portfolio), Hotels (Coral Beach, Park Lane Hotel, and Hotel Taiwana) and Commercial (Harmon Meadow). New Valley has elected a one-month lag reporting period for 10 Madison Square Park, Hotel Taiwana, 11 Beach Street, Maryland Portfolio, 20 Times Square, 160 Leroy Street, 215 Chrystie Street, 87 Park, 125 Greenwich Street, Harmon Meadow,Monad Terrace, Park Lane Hotel, ST Portfolio, Coral Beach, and West Hollywood Edition. New Valley has elected a three-month lag reporting period for The Marquand, Queens Plaza South, 111 Murray Street, 25-19 43rd Avenue - The Dutch LIC and 76 Eleventh Avenue.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Land Development:

	December 31, 2015	December 31, 2014
Balance Sheets
Investment in real estate	$—	$759,038
Total assets	—	789,107
Total debt	—	520,760
Total liabilities	$—	$609,066

Condominium and Mixed Use Development:

	Year Ended December 31,
	2015	2014	2013
Income Statement
Revenue	$141,884	$182,635	$39,120
Cost of Goods Sold	92,837	96,993	11,938
Other Expenses	10,672	6,798	22,375
Income from continuing operations	$38,375	$78,844	$4,807

	December 31, 2015	December 31, 2014
Balance Sheets
Investment in real estate	$2,921,611	$1,617,397
Total assets	3,237,835	1,894,670
Total debt	2,014,682	1,121,099
Total liabilities	2,195,940	1,301,223
Non controlling interest	535,573	364,560

Apartment & Office Buildings:

	Year Ended December 31,
	2015	2014	2013
Income Statement
Revenue	$83,871	$85,704	$59,917
Other Expenses	75,384	86,153	64,643
Income from continuing operations	$8,487	$(449)	$(4,726)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2015	December 31, 2014
Balance Sheets
Investment in real estate	$590,331	$632,753
Total assets	626,513	669,368
Total debt	512,479	498,330
Total liabilities	529,692	511,027
Non controlling interest	(4,463)	49,170

Hotels:

	Year Ended December 31,
	2015	2014	2013
Income Statement
Revenue	$83,324	$82,899	$22,090
Cost of Goods Sold	3,837	3,064	3,691
Other Expenses	112,069	133,258	35,164
Loss from continuing operations	$(32,582)	$(53,423)	$(16,765)

	December 31, 2015	December 31, 2014
Balance Sheets
Investment in real estate	$824,753	$777,157
Total assets	894,447	903,677
Total debt	511,029	506,655
Total liabilities	538,426	540,706
Non controlling interest	294,470	295,051

Commercial:

	Year Ended December 31,
	2015	2014	2013
Income Statement
Revenue	$5,638	$—	$—
Other Expenses	5,642	—	—
Loss from continuing operations	$(4)	$—	$—

	December 31, 2015	December 31, 2014
Balance Sheets
Investment in real estate	$65,398	$—
Total assets	67,343	—
Total debt	55,624	—
Total liabilities	56,415	—

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other:

	Year Ended December 31,
	2015	2014	2013
Income Statement
Revenue	$3,030	$2,714	$2,558
Other Expenses	1,049	1,019	927
Income from continuing operations	$1,981	$1,695	$1,631

	December 31, 2015	December 31, 2014
Balance Sheets
Total assets	$5,157	$4,786
Total liabilities	$1,022	$766

(d) Real Estate Held for Sale, net:
The components of “Real Estate Held for Sale, net” were as follows:

	December 31, 2015	December 31, 2014
Escena, net	$10,716	$10,643
Sagaponack	12,602	—
Investment in consolidated real estate businesses, net	$23,318	$10,643

Escena.  In March 2008, a subsidiary of New Valley purchased a loan collateralized by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena.” In April 2009 New Valley completed the foreclosure process and took title to the collateral which consisted of 867 residential lots with site and public infrastructure, an 18-hole golf course, a substantially completed clubhouse, and a seven-acre site approved for a 450-room hotel.
The assets have been classified as an “Real estate held for sale, net” on the Company’s consolidated balance sheet and the components are as follows:

	December 31, 2015	December 31, 2014
Land and land improvements	$8,907	$8,953
Building and building improvements	1,875	1,865
Other	1,923	1,568
	12,705	12,386
Less accumulated depreciation	(1,989)	(1,743)
	$10,716	$10,643

The Company recorded an operating loss of $789, $760 and $1,184 for the years ended December 31, 2015, 2014 and 2013, respectively, from Escena. The operating loss recorded for the year ended December 31, 2015 includes an impairment charge of $230 related to the golf course.

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Indian Creek. In March 2013, New Valley invested $7,616 for an 80% interest in Timbo LLC (“Indian Creek”) which owns a residential real estate project located on Indian Creek, Florida. As a result of the 80% ownership interest, the consolidated financial statements of the Company include the results of Indian Creek.

In May 2014, the Indian Creek property was sold for $14,400 and New Valley received a distribution of approximately $7,100. New Valley recognized income of approximately $2,400 from the sale for the year ended December 31, 2014. The project has concluded.

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly owned and the balances of the project are included in the consolidated financial statements of the Company. As of December 31, 2015, the assets of Sagaponack consist of land and land improvements of $12,602.

Real Estate Market Conditions.  Because of the risks and uncertainties of the real estate markets, the Company will continue to perform additional assessments to determine the impact of the markets, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of Goodwill and other intangible assets, net were as follows:

	December 31, 2015	December 31, 2014
Goodwill	$70,791	$70,791

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	5,657	11,670

Total goodwill and other intangible assets, net	$263,959	$269,972

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
The Company follows ASC 350, Intangibles -- Goodwill and Other, included in ASU 2011-08, Testing Goodwill for Impairment. The Company performed the quantitative assessment for the year ended December 31, 2015 and determined that performing the second step of the two-step impairment test was unnecessary.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets and contract liabilities assumed were as follows:

	Useful Lives in Years	December 31, 2015	December 31, 2014
Intangible asset associated with benefit under the MSA	Indefinite	$107,511	$107,511

Trademark - Douglas Elliman	Indefinite	80,000	80,000

Favorable leases	1 - 10	13,444	13,444
Other intangibles	1 - 5	5,691	5,690
		19,135	19,134
Less: Accumulated amortization on amortizable intangibles		(13,478)	(7,464)
Other intangibles, net		$5,657	$11,670

Contract liabilities assumed:

Unfavorable leases	1 - 10	$4,022	$4,022
Less: Accumulated amortization on amortizable intangibles		(1,591)	(808)
Unfavorable leases, net		$2,431	$3,214

The intangible asset associated with the benefit under the MSA relates to the market share payment exemption of The Medallion Company Inc. (now known as Vector Tobacco Inc.), acquired in April 2002, under the MSA, which states payments under the MSA continue in perpetuity. As a result, the Company believes it will realize the benefit of the exemption for the foreseeable future.
The fair value of the intangible asset associated with the benefit under the MSA is calculated using discounted cash flows. This approach involves two steps: (i) estimating future cash savings due to the payment exemption under the MSA and (ii) and discounting the resulting cash flow savings to determine fair value. This fair value is then compared with the carrying value of the intangible asset associated with the benefit under the MSA. To the extent that the carrying amount exceeds the implied fair value of the intangible asset, an impairment loss is recognized. The Company performed its impairment test for the year ended December 31, 2015 and no impairment was noted.
The trademark intangible is attributed to the acquisition of the Douglas Elliman Realty brand name which the Company plans to continue using for the foreseeable future. The fair value of the intangible asset associated with the Douglas Elliman trademark is calculated using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. The Company performed its impairment test for the year ended December 31, 2015 and no impairment was noted.
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
Amortization of other intangibles was $5,080 and $5,088 for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, respectively, $1,925 and $1,768 were taken as an offset to revenue, which relate to amortization of backlog and listing inventory intangible assets, $3,730 and $4,034 were taken as rent expense for amortization of favorable leases, $783 and $783 were taken as offsets to rent expense for amortization of unfavorable leases, and $208 and $69 were taken as other amortization expense. Amortization expense is estimated to be $1,573, $932, and $833, and amortization income from unfavorable lease contracts of $166, and $22 during the five years ended December 31, 2016 through 2020, respectively, and amortization expense of $75 thereafter.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consist of:

	December 31, 2015	December 31, 2014
Vector:
7.75% Senior Secured Notes due 2021, including premium of $8,014 and $9,275	$608,014	$609,275
6.75% Variable Interest Senior Convertible Note due 2015 (as amended), net of unamortized discount of $0 and $0*	—	25,000
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $86,136 and $98,831*	172,614	159,919
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $132,119 and $146,634*	97,881	83,366
Liggett:
Revolving credit facility	3,213	17,767
Term loan under credit facility	3,269	3,589
Equipment loans	9,716	13,966
Other	461	469
Total notes payable, long-term debt and other obligations	895,168	913,351
Less:
Current maturities	(8,919)	(52,640)
Amount due after one year	$886,249	$860,711
_____________________________

*
The fair value of the derivatives embedded within the 6.75% Variable Interest Senior Convertible Note ($0 at December 31, 2015 and $884 at December 31, 2014, respectively), the 5.50% Variable Interest Senior Convertible Debentures ($71,959 at December 31, 2015 and $80,864 at December 31, 2014, respectively), and the 7.5% Variable Interest Senior Convertible Debentures ($72,083 at December 31, 2015 and $87,638 at December 31, 2014, respectively) is separately classified as a derivative liability in the consolidated balance sheets.

Senior Secured Notes - Vector:
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 7.75% Senior Secured Notes pay interest on a semi-annual basis at a rate of 7.75% per year and mature on February 15, 2021. The Company may redeem some or all of the 7.75% Senior Secured Notes at any time prior to February 15, 2016 at a make-whole redemption price. On or after February 15, 2016, the Company may redeem some or all of the 7.75% Senior Secured Notes at a premium that will decrease over time, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. At any time prior to February 15, 2016, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 7.75% Senior Secured Notes with the net proceeds of certain equity offerings at 107.75% of the aggregate principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. In the event of a change of control, as defined in the indenture governing the 7.75% Senior Secured Notes, each holder of the 7.75% Senior Secured Notes may require the Company to repurchase some or all of its 7.75% Senior Secured Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest and liquidated damages, if any to the date of purchase.
The 7.75% Senior Secured Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses. (See Note 21.) In addition, some of the guarantees are collateralized by second priority or first priority security interests in certain collateral of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.
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
On April 15, 2014, the Company completed the sale of an additional $150,000 principal amount of its 7.75% Senior Secured Notes due 2021 for a price of 106.750% in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The Company received net proceeds of approximately $158,670 after deducting underwriting discounts, commissions, fees and offering expenses. The Company will amortize the deferred costs and debt premium related to the additional Senior Secured Notes over the estimated life of the debt.
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
Variable Interest Senior Convertible Debt — Vector:
Vector has outstanding two series of variable interest senior convertible debt. Both series of debt pay interest on a quarterly basis at a stated rate plus an additional amount of interest on each payment date. The additional amount is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt would be convertible on such record date (the “Additional Interest”).

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.75% Variable Interest Senior Convertible Note due 2015, as amended:
On May 11, 2009, the Company issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. The note paid interest (“Total Interest”) on a quarterly basis at a rate of 3.75% per annum plus additional interest, which was based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt would be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date should have been the higher of (i) the Total Interest and (ii) 6.75% per annum. The note was convertible into the Company’s common stock at the holder’s option.
On March 14, 2014, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted $25,000 principal balance of the $50,000 Note into 2,338,930 of the Company's common shares. The Company recorded non-cash accelerated interest expense related to the converted debt of $3,679 for the year ended December 31, 2014. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $25,000.
On November 14, 2014, the Note was amended whereby the stated maturity date of the Note was extended from November 15, 2014 to February 15, 2015. On February 3, 2015, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted the remaining $25,000 principal balance of the $50,000 Note into 2,338,930 of our common stock. The outstanding principal balance as of December 31, 2015 was $0.
The purchaser of the 6.75% Note was an entity affiliated with Dr. Phillip Frost, who reported, after the consummation of the sale, beneficial ownership of approximately 11.7% of the Company’s common stock. Dr. Frost has reported that entities affiliated with him had beneficial ownership of approximately 15.3% of the Company’s common stock following the purchase of additional shares in a privately-negotiated transaction with an existing stockholder.
6.75% Variable Interest Senior Convertible Exchange Notes due 2014:
The 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 (the “6.75% Exchange Notes”) paid interest (“Total Interest”) on a quarterly basis beginning August 15, 2009 at a rate of 3.75% per annum plus additional interest, which was based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt would be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date was the higher of (i) the Total Interest and (ii) 6.75% per annum.
In 2014, holders of the 6.75% Exchange Notes converted all of the $107,530 notes into a total of 8,867,443 of the Company's common shares. The Company recorded non-cash accelerated interest expense related to the converted debt of $1,526 for the year ended December 31, 2014. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $107,530.
3.875% Variable Interest Senior Convertible Debentures due 2026:
The 3.875% Variable Interest Senior Convertible Debentures due 2026 (the “Debentures”) paid interest on a quarterly basis at a rate of 3.875% per annum plus Additional Interest (the “Debenture Total Interest”). Notwithstanding the foregoing, however, the interest payable on each interest payment date was the higher of (i) the Debenture Total Interest and (ii) 5.75% per annum. The debentures were convertible into the Company’s common stock at the holder’s option.
The Debentures had an original principal amount of $110,000 when issued in 2006. Holders of the Debentures chose to convert an aggregate of $11,000 principal amount in 2011 and an aggregate of $55,778 principal in 2012 into the Company's common stock. On October 29, 2013, the Company issued a Notice of Optional Redemption to each remaining holder of the Debentures. Pursuant to the Notice of Optional Redemption, the Company intended to redeem all of the remaining Debentures outstanding under the Indenture on November 29, 2013. In November 2013, holders of the remaining debentures converted an aggregate of $43,222 principal amount of the debentures into 3,274,610 shares of the Company’s common stock in November 2013. The Company recorded non-cash accelerated interest expense related to the converted debt of $12,414 for the year ended December 31, 2013. The conversion of the remaining outstanding debt in 2013 resulted in a reduction of debt and an increase to equity in the amount of $43,222.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.5% Variable Interest Senior Convertible Notes due 2019:
In November 2012, the Company sold $230,000 of its 7.5% variable interest senior convertible notes due 2019 (the “2019 Convertible Notes”) in a public offering registered under the Securities Act. The 2019 Convertible Notes are the Company's senior unsecured obligations and are effectively subordinated to any of its secured indebtedness to the extent of the assets securing such indebtedness. The 2019 Convertible Notes are also structurally subordinated to all liabilities and commitments of the Company's subsidiaries. The aggregate net proceeds from the sale of the 2019 Convertible Notes were approximately $218,900 after deducting underwriting discounts, commissions, fees and offering expenses.
The 2019 Convertible Notes pay interest (“Total Interest”) on a quarterly basis beginning January 15, 2013 at a rate of 2.5% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 7.5% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The conversion price at December 31, 2015 was $15.98 per share (approximately 62.5743 shares of common stock per $1,000 principal amount of the note), is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on January 15, 2019. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Share Lending Agreement:
In connection with the offering of its 2019 Convertible Notes in November 2012, the Company lent Jefferies & Company (“Jefferies”), the underwriter for the offering, a total of 7,077,720 shares of the Company’s common stock under the Share Lending Agreement. Jefferies is entitled to offer and sell such shares and use the sale to facilitate the establishment of a hedge position by investors in the notes and will receive all proceeds from the common stock offerings and lending transactions under the Share Lending Agreement. The Company received a nominal lending fee of $0.10 per share for each share of common stock that the Company lent pursuant to the Share Lending Agreement.
The Share Lending Agreement requires that the shares borrowed be returned upon the maturity of the related debt, January 2019, or earlier, including the redemption of the notes or the conversion of the notes to shares of common stock pursuant to the terms of the indenture governing the notes. Borrowed shares are issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares will have all of the rights of a holder of the Company’s outstanding shares. However, because the share borrower must return to the Company all borrowed shares (or identical shares), the borrowed shares are not considered outstanding for purposes of computing and reporting the Company’s earnings per share in accordance with U.S. GAAP. Jefferies agreed to pay to the Company an amount equal to any dividends or other distributions that the Company pays on the borrowed shares.
The Company received a nominal fee for the loaned shares and determined the fair value of the Share Lending Agreement was $3,204 at the date of issuance based on the present value of the future cash flows attributed to an estimated reduction in stated interest due to the presence of the Share Lending Agreement. The $3,204 fair value was recognized as a debt financing charge and is being amortized to interest expense over the term of the notes. In November 2012, 3,538,860 shares were returned but no cash was exchanged. As of December 31, 2015, 3,538,859 shares were outstanding on the Share Lending Agreement and $286 had been amortized to interest expense.
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
The aggregate net proceeds from the sale of the 2020 Convertible Notes were approximately $250,300 after deducting underwriting discounts, commissions, fees and offering expenses. The net proceeds were used for general corporate purposes, including for additional investments in real estate and in the Company's tobacco business.
The 2020 Convertible Notes pay interest (“Total Interest”) on a quarterly basis beginning April 15, 2014 at a rate of 1.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date after April 15, 2014 shall be the higher of (i) the Total Interest and (ii) 5.5% per annum with the interest payment on April 15, 2014 being based on 5.5% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion price at December 31, 2015 was $24.64 per share (approximately 40.5891 shares of common stock per $1,000 principal amount of the note), and is subject to adjustment for various events, including the issuance of stock dividends. The notes will mature on April 15, 2020. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
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
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2015	2014	2013
6.75% note	$—	$6,097	$5,914
6.75% exchange notes	—	13,570	11,799
3.875% convertible debentures	—	—	155
7.5% convertible notes	8,777	5,553	3,614
5.5% convertible notes	9,752	6,851	—
Interest expense associated with embedded derivatives	$18,529	$32,071	$21,482

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Year Ended December 31,
	2015	2014	2013
6.75% note	$(5)	$3,212	$5,075
6.75% exchange notes	—	8,990	9,625
3.875% convertible debentures	—	—	(1,417)
7.5% convertible notes	15,555	5,296	5,652
5.5% convertible notes	8,905	1,911	—
Gain on changes in fair value of derivatives embedded within convertible debt	$24,455	$19,409	$18,935

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the fair value of derivatives embedded within convertible debt:

	6.75% Note	6.75% Exchange Notes	3.875% Convertible Debentures	7.5% Convertible Notes	5.5% Convertible Notes	Total
Balance at January 1, 2013	$11,682	$22,146	$39,714	$98,586	$—	$172,128
Conversion of $43,222 of 3.875% Variable Interest Senior Convertible Debentures due June 15, 2016	—	—	(41,131)	—	—	(41,131)
(Gain) loss from changes in fair value of embedded derivatives	(5,075)	(9,625)	1,417	(5,652)	—	(18,935)
Balance at December 31, 2013	6,607	12,521	—	92,934	—	112,062
Issuance of 5.5% Note	—	—	—	—	82,775	82,775
Conversion of $25,000 of 6.75% Variable Interest Senior Convertible Note due February 15, 2015	(2,511)	—	—	—	—	(2,511)
Conversion of $107,530 of 6.75% Variable Interest Senior Convertible Exchange Notes due November 15, 2014	—	(3,531)	—	—	—	(3,531)
Gain from changes in fair value of embedded derivatives	(3,212)	(8,990)	—	(5,296)	(1,911)	(19,409)
Balance at December 31, 2014	884	—	—	87,638	80,864	169,386
Conversion of $25,000 of 6.75% Variable Interest Senior Convertible Note due February 15, 2015	(889)	—	—	—	—	(889)
Loss (gain) from changes in fair value of embedded derivatives	5	—	—	(15,555)	(8,905)	(24,455)
Balance at December 31, 2015	$—	$—	$—	$72,083	$71,959	$144,042

Beneficial Conversion Feature on Variable Interest Senior Convertible Debt:
After giving effect to the recording of the embedded derivative liability as a discount to the convertible debt, the Company’s common stock had a fair value at the issuance date of the debt in excess of the conversion price resulting in a beneficial conversion feature. The accounting guidance on debt with conversion and other options requires that the intrinsic value of the beneficial conversion feature be recorded to additional paid-in capital and as a discount on the debt. The discount is then amortized to interest expense over the term of the debt using the effective interest method. The beneficial conversion feature has been recorded, net of income taxes, as an increase to stockholders’ deficiency.
A summary of non-cash interest expense associated with the amortization of the debt discount created by the beneficial conversion feature on the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2015	2014	2013
Amortization of beneficial conversion feature:
6.75% note	$—	$5,317	$5,157
6.75% exchange notes	—	8,386	7,294
3.875% convertible debentures	—	—	82
7.5% convertible notes	5,738	3,631	2,363
5.5% convertible notes	2,943	2,067	—
Interest expense associated with beneficial conversion feature	$8,681	$19,401	$14,896

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unamortized Debt Discount on Variable Interest Senior Convertible Debt:
The following table reconciles unamortized debt discount within convertible debt:

	6.75% Note	6.75% Exchange Notes	3.875% Convertible Debentures	7.5% Convertible Notes	5.5% Convertible Notes	Total
Balance at January 1, 2013	$30,383	$45,038	$36,107	$161,795	$—	$273,323
Conversion of $43,222 of 3.875% Variable Interest Senior Convertible Debentures due June 15, 2016	—	—	(35,870)	—	—	(35,870)
Amortization of embedded derivatives	(5,914)	(11,799)	(155)	(3,614)	—	(21,482)
Amortization of beneficial conversion feature	(5,157)	(7,294)	(82)	(2,363)	—	(14,896)
Balance at December 31, 2013	19,312	25,945	—	155,818	—	201,075
Conversion of $107,530 of 6.75% Variable Interest Senior Convertible Exchange Notes due November 15, 2014	—	(3,989)	—	—	—	(3,989)
Conversion of $25,000 of 6.75% Variable Interest Senior Convertible Note due February 15, 2015	(7,898)	—	—	—	—	(7,898)
Issuance of convertible notes - embedded derivative	—	—	—	—	82,775	82,775
Issuance of convertible notes - beneficial conversion feature	—	—	—	—	24,974	24,974
Amortization of embedded derivatives	(6,097)	(13,570)	—	(5,553)	(6,851)	(32,071)
Amortization of beneficial conversion feature	(5,317)	(8,386)	—	(3,631)	(2,067)	(19,401)
Balance at December 31, 2014	—	—	—	146,634	98,831	245,465
Amortization of embedded derivatives	—	—	—	(8,777)	(9,752)	(18,529)
Amortization of beneficial conversion feature	—	—	—	(5,738)	(2,943)	(8,681)
Balance at December 31, 2015	$—	$—	$—	$132,119	$86,136	$218,255

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility — Liggett:
On January 14, 2015, Liggett and 100 Maple LLC ("Maple"), a subsidiary of Liggett, entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”), as agent and lender. The Credit Agreement governs a $60,000 credit facility (the “Credit Facility”) that consists of a revolving credit facility of up to $60,000 borrowing capacity (the “Revolver”) and a $3,600 term loan (the “Term Loan”) that is within the $60,000 commitment under the Credit Facility and reduces the amount available under the Revolver. All borrowings under the Credit Facility (other than the Term Loan) are limited to a borrowing base equal to roughly (1) the lesser of (a) 85% of the net amount of eligible accounts receivable and (b) $10,000 plus (2) the lesser of (a) the sum of (I) 80% of the value of eligible inventory consisting of packaged cigarettes plus (II) the lesser of (x) 60% multiplied by Liggett’s eligible cost of eligible inventory consisting of leaf tobacco and (y) 85% of the net orderly liquidation value of eligible inventory consisting of leaf tobacco and (b) $60,000, less (3) certain reserves against accounts receivable, inventory, bank products or other items which Wells Fargo, as agent, may establish from time to time in its permitted discretion. The obligations under the Credit Facility are collateralized on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens. The Credit Facility amended and restated Liggett’s previous $50,000 credit facility with Wells Fargo and Maple’s existing $3,600 term loan with Wells Fargo.
The term of the Credit Facility expires on March 31, 2020. Prime rate loans under the Credit Facility bear interest at a rate equal to the greatest of (i) the Federal Funds rate plus 0.50%, (ii) LIBOR plus 1.0% and (ii) the prime rate of Wells Fargo. LIBOR rate loans under the Credit Facility bear interest at a rate equal to LIBOR plus 2.25%. The interest rate applicable to this Credit Facility at December 31, 2015 was 2.70%.
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
The Credit Facility contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Credit Facility also requires the Company to comply with specified financial covenants, including that Liggett's earnings before interest, taxes, depreciation and amortization, as defined under the Credit Facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett's excess availability, as defined under the Credit Facility, is less than $20,000. The covenants also require that annual capital expenditures, as defined under the Credit Facility (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Facility also contains customary events of default. The Credit Facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability, as defined, under the credit facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, was at least $5,000 and no event of default had occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility. Liggett was in compliance with these covenants as of December 31, 2015.

Term Loan under Credit Facility — Liggett:

Within the commitment under the Credit Facility, Wells Fargo holds a mortgage on Liggett’s manufacturing facility through a Term Loan with Maple. The outstanding balance under the Term Loan is $3,269 as of December 31, 2015. The Term Loan bears an interest rate equal to LIBOR + 2.25%. Monthly principal payments of $25 are due under the Term Loan on the first day of each month with the unpaid principal balance of approximately $2,000 due at maturity on March 1, 2020.

As of December 31, 2015, a total of $6,482 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the facility was approximately $51,452 based on eligible collateral at December 31, 2015.
Equipment Loans — Liggett:
In 2015, Liggett entered into two financing agreements for a total of $1,765 related to the purchase of equipment. The weighted average interest rate of the outstanding debt is 4.79% per annum and the interest rates on the two notes are from 4.49% to 4.85%. Total monthly installments are approximately $33.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In 2013, Liggett entered into two financing agreements for a total of $6,580 related to the purchase of equipment. The weighted average interest rate of the outstanding debt is 4.49% per annum and the interest rates on the two notes are 3.28% and 4.93%. Total monthly installments are approximately $181.
Each of these equipment loans is collateralized by the purchased equipment.
Fair Value of Notes Payable and Long-Term Debt:
The estimated fair value of the Company’s notes payable and long-term debt are as follows:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable and long-term debt	$895,168	$1,297,875	$913,351	$1,313,711

Notes payable and long-term debt are carried on the balance sheet at amortized cost. The fair value determination disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 18 if such liabilities were recorded on the consolidated balance sheet at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in Note 1. The Company used the quoted market prices as of December 31, 2015 to determine the fair value of its publicly traded notes and debentures. The carrying value of the credit facility and term loan is equal to the fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein are not necessarily indicative of the amount that could be realized in a current market exchange.

Scheduled Maturities:
Scheduled maturities of long-term debt are as follows:

	Principal	Unamortized Discount/ (Premium)	Net
Year Ending December 31:
2016	$8,919	$—	$8,919
2017	2,254	—	2,254
2018	2,001	—	2,001
2019	231,160	132,119	99,041
2020	261,075	86,136	174,939
Thereafter	600,000	(8,014)	608,014
Total	$1,105,409	$210,241	$895,168

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	COMMITMENTS
Certain of the Company’s subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with non-cancelable terms of one year or more as of December 31, 2015 are as follows:

Lease Commitments
Year Ending December 31:
2016	$25,463
2017	21,064
2018	18,928
2019	14,912
2020	11,835
Thereafter	72,888
Total	$165,090

The Company’s rental expense for the years ended December 31, 2015, 2014 and 2013 was $24,446, $22,516 and $6,523, respectively.

11.	EMPLOYEE BENEFIT PLANS
Defined Benefit Plans and Postretirement Plans:
Defined Benefit Plans.  The Company sponsors three defined benefit pension plans (two qualified and one non-qualified) covering virtually all individuals who were employed by Liggett on a full-time basis prior to 1994. Future accruals of benefits under these three defined benefit plans were frozen between 1993 and 1995. These benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the two qualified pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans’ assets and benefit obligations were measured at December 31, 2015 and 2014, respectively.
The Company also sponsors a Supplemental Retirement Plan (“SERP”) where the Company will pay supplemental retirement benefits to certain key employees, including certain executive officers of the Company. The plan meets the applicable requirements of Section 409A of the Internal Revenue Code and is intended to be unfunded for tax purposes. Payments under the SERP will be made out of the general assets of the Company. The SERP is a defined benefit plan. Under the SERP, the benefit payable to a participant at his normal retirement date is a lump sum amount which is the actuarial equivalent of a predetermined annual retirement benefit set by the Company’s board of directors. Normal retirement date is defined as the January 1 following the attainment by the participant of the latter of age 60 or the completion of eight years of employment following January 1, 2002 with the Company or a subsidiary.
The SERP provides the Company’s President and Chief Executive Officer with an additional benefit under the SERP equal to a $736 lifetime annuity beginning January 1, 2013. In addition, in the event of a termination of his employment under the circumstances where he is entitled to severance payments under his employment agreement, he will be credited with an additional 36 months of service towards vesting under the SERP.
At December 31, 2015, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2016 – $0; 2017 – $0; 2018 – $0; 2019 – $0; 2020 – $7,111 and 2021 to 2025 – $47,586. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit; conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.
Postretirement Medical and Life Plans.  The Company provides certain postretirement medical and life insurance benefits to certain employees and retirees. Substantially all of the Company’s manufacturing employees as of December 31, 2015 are

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 219 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to approximately 164 active employees and 402 retirees who reach retirement age and are eligible to receive benefits under one of the Company’s defined benefit pension plans. The Company’s postretirement liabilities are comprised of Medicare Part B and life insurance premiums.
The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at January 1	$(150,199)	$(150,911)	$(9,031)	$(8,899)
Service cost	(532)	(523)	(8)	(9)
Interest cost	(4,992)	(6,196)	(371)	(430)
Plan settlement	17,047	—	—	—
Special termination benefits	(3,831)	—	—	—
Benefits paid	9,879	10,207	522	552
Expenses paid	490	322	—	—
Actuarial (gain) loss	(1,368)	(3,098)	454	(245)
Benefit obligation at December 31	$(133,506)	$(150,199)	$(8,434)	$(9,031)
Change in plan assets:
Fair value of plan assets at January 1	$134,017	$137,036	$—	$—
Actual return on plan assets	(327)	7,162	—	—
Plan settlement	(17,047)	—	—	—
Expenses paid	(490)	(322)	—	—
Contributions	346	348	522	552
Benefits paid	(9,879)	(10,207)	(522)	(552)
Fair value of plan assets at December 31	$106,620	$134,017	$—	$—
Unfunded status at December 31	$(26,886)	$(16,182)	$(8,434)	$(9,031)
Amounts recognized in the consolidated balance sheets:
Prepaid pension costs	$20,650	$25,032	$—	$—
Other accrued liabilities	(320)	(324)	(595)	(607)
Non-current employee benefit liabilities	(47,216)	(40,890)	(7,839)	(8,424)
Net amounts recognized	$(26,886)	$(16,182)	$(8,434)	$(9,031)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Service cost — benefits earned during the period	$532	$523	$1,170	$8	$9	$16
Interest cost on projected benefit obligation	4,992	6,196	5,518	371	430	418
Expected return on assets	(7,378)	(8,518)	(7,915)	—	—	—
Settlement loss	3,214	—	244	—	—	—
Special termination benefit recognized	3,831	—	—	—	—	—
Amortization of net loss (gain)	1,083	1,075	1,918	(97)	(60)	(64)
Net expense (income)	$6,274	$(724)	$935	$282	$379	$370

The following table summarizes amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost for the year ending 2016.

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Actuarial loss (gain)	$1,855	$(75)	$1,780

As of December 31, 2015, accumulated other comprehensive (loss) income, before income taxes, consists of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Accumulated other comprehensive (loss) income as of January 1, 2015	$(30,481)	$582	$(29,899)
Amortization of gain (loss)	4,297	(97)	4,200
Net (loss) gain arising during the year	(9,074)	454	(8,620)
Accumulated other comprehensive (loss) income as of December 31, 2015	$(35,258)	$939	$(34,319)

As of December 31, 2014, accumulated other comprehensive (loss) income, before income taxes, consisted of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Accumulated other comprehensive (loss) income as of January 1, 2014	$(27,102)	$886	$(26,216)
Amortization of gain (loss)	1,075	(60)	1,015
Net loss arising during the year	(4,454)	(244)	(4,698)
Accumulated other comprehensive (loss) income as of December 31, 2014	$(30,481)	$582	$(29,899)

As of December 31, 2015, two of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $47,535, $47,535 and $0, respectively. As of December 31, 2014, two of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $41,214, $41,214 and $0, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Weighted average assumptions:
Discount rates — benefit obligation	3.75% - 4.50%	2.75% - 4.00%	3.00% - 4.75%	4.75%	4.25%	5.00%
Discount rates — service cost	2.75% - 4.25%	3.00% - 4.75%	2.25% - 4.00%	4.25%	5.00%	4.25%
Assumed rates of return on invested assets	6.00%	6.50%	6.50%	—%	—%	—%
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%

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
The Company considers input from its external advisors and historical returns in developing its expected rate of return on plan assets. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. The Company’s actual 10-year annual rate of return on its pension plan assets was 6.0%, 6.6% and 7.2% for the years ended December 31, 2015, 2014 and 2013, respectively, and the Company’s actual five-year annual rate of return on its pension plan assets was 6.3%, 9.8% and 13.6% for the years ended December 31, 2015, 2014 and 2013, respectively.
Gains and losses resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and changes in actual returns on plan assets as compared to assumed returns. These gains and losses are only amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2015, Liggett used a 16.16-year period for its Hourly Plan and a 15.99-year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. The amortization of deferred losses negatively impacts pension expense in the future.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vector’s defined benefit retirement plan allocations at December 31, 2015 and 2014, by asset category, were as follows:

	Plan Assets at December 31,
	2015	2014
Asset category:
Equity securities	51%	50%
Investment grade fixed income securities	30%	29%
High yield fixed income securities	11%	10%
Alternative investments	3%	5%
Short-term investments	5%	6%
Total	100%	100%

The defined benefit plans’ recurring financial assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value Measurements as of December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$1,760	$—	$1,760	$—
Amounts in individually managed investment accounts:
Cash	5,429	5,429	—	—
U.S. equity securities	28,434	28,434	—	—
Common collective trusts	56,327	—	56,327	—
Investment partnership	14,670	—	11,256	3,414
Total	$106,620	$33,863	$69,343	$3,414

	Fair Value Measurements as of December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$1,762	$—	$1,762	$—
Amounts in individually managed investment accounts:
Cash, mutual funds and common stock	8,319	8,319	—	—
U.S. equity securities	42,046	42,046	—	—
Common collective trusts	61,877	—	61,877	—
Investment partnership	20,013	—	13,189	6,824
Total	$134,017	$50,365	$76,828	$6,824

The fair value determination disclosed above of assets as Level 3 under the fair value hierarchy was determined based on unobservable inputs and were based on company assumptions, and information obtained from the investments based on the indicated market values of the underlying assets of the investment portfolio. The fair value of investment included in Level 1 are

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on quoted market prices from various stock exchanges. The Level 2 investments are based on quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets in markets that are not active.
The changes in the fair value of the Level 3 investments as of December 31, 2015 and 2014 were as follows:

	2015	2014
Balance as of January 1	$6,824	$9,031
Transfers	—	(641)
Distributions	(2,904)	(1,018)
Unrealized (loss) gain on long-term investments	(470)	3,403
Realized loss on long-term investments	(36)	(3,951)
Balance as of December 31	$3,414	$6,824

For 2015 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 1.29% and 17.92% between 2016 and 2023 and 4.5% thereafter. For 2014 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 1.53% and 6.29% between 2015 and 2023 and 4.5% after 2023.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on benefit obligation	79	(74)

To comply with ERISA’s minimum funding requirements, the Company does not currently anticipate that it will be required to make any contributions to the pension plan year beginning on January 1, 2016 and ending on December 31, 2016. Any additional funding obligation that the Company may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
Estimated future pension and postretirement medical benefits payments are as follows:

	Pension	Postretirement Medical
2016	$9,548	$595
2017	9,053	618
2018	8,618	607
2019	8,139	609
2020	14,786	606
2021 - 2025	79,462	2,953

Profit Sharing and 401(k) Plans:
The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $1,467, $1,219 and $1,190 for the years ended December 31, 2015, 2014 and 2013, respectively.

12.	RESTRUCTURING
In October 2015, the Company's Tobacco segment commenced a restructuring by realigning its sales force and adjusting its business model to more efficiently serve its chain and independent accounts. In connection with the restructuring, the segment's workforce was reduced by 95 employees (or approximately 17% of the Tobacco segment's workforce).

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes amounts expensed for the year ended December 31, 2015:

Amounts expensed through December 31, 2015
Cash Charges:
Employee severance and benefits	$1,094
Lease termination costs	203
Other restructuring expenses	68
1,365
Non-Cash:
Employee pension benefits	5,438
Point of sale inventory impairment	454
5,892

Total restructuring	$7,257

All amounts expensed through December 31, 2015 are included as Restructuring charges in the Company’s consolidated statements of operations and are all attributable to the Company’s Tobacco segment.
Severance and benefits expensed for the year ended December 31, 2015 relate entirely to a reduction in sales and administrative positions. Non-cash employee pension benefits costs relate to a reduction in manufacturing positions at Liggett’s plant in Mebane, NC.
Employee pension benefits consist of the costs associated with enhanced pension benefits due to employees under the terms of a voluntary termination program initiated in the third quarter of 2015. Pension plan participants electing to accept voluntary termination of employment were offered enhanced pension benefits including an increased payment as well as the option to receive a lump sum benefit instead of an annuity. The cost of the special termination benefit associated with the increased payments was $3,831 and the costs of settlements related to lump sum payments was $1,607.
The following table presents the activity under the Tobacco segment restructuring plan for the year ended December 31, 2015:

	Employee Severance and Benefits	Contract Termination/Exit Costs	Other	Non-Cash Pension Expense	Non-Cash Asset Impairment	Total
Accrual balance as of January 1, 2015	$—	$—	$—	$—	$—	$—
Restructuring charges	1,094	203	68	5,438	454	7,257
Utilized	(672)	(155)	(48)	(5,438)	(454)	(6,767)
Accrual balance as of December 31, 2015	$422	$48	$20	$—	$—	$490

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	INCOME TAXES
The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. The amounts provided for income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
U.S. Federal	$40,542	$8,809	$20,808
State	13,886	2,416	3,521
	$54,428	$11,225	$24,329
Deferred:
U.S. Federal	$(9,943)	$16,484	$(372)
State	(3,252)	5,456	(285)
	(13,195)	21,940	(657)
Total	$41,233	$33,165	$23,672

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Employee benefit accruals	$16,201	$11,678
Impairment of investments	4,332	—
Impact of timing of settlement payments	39,840	33,485
Various U.S. state tax loss carryforwards	6,713	8,339
Other	—	—
	67,086	53,502
Less: Valuation allowance	(3,900)	(4,933)
Net deferred tax assets	$63,186	$48,569

Deferred tax liabilities:
Excess of tax basis over book-basis non-consolidated entities	$(7,292)	$(6,190)
Book/tax differences on fixed and Intangible assets	(52,598)	(52,972)
Capitalized interest expense	(4,080)	—
Book/tax differences on inventory	(16,891)	(20,062)
Book/tax differences on long-term investments	(29,701)	(32,756)
Impact of accounting on convertible debt	(30,494)	(31,033)
Other	(1,559)	(1,460)
	$(142,615)	$(144,473)

Net deferred tax liabilities	$(79,429)	$(95,904)

Vector Tobacco had tax effected state and local net operating loss carryforwards of $6,713 and $8,339, respectively, at December 31, 2015 and 2014, expiring through tax year 2027. The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance of $3,900 and $4,933 at December 31, 2015 and 2014, respectively, consisted primarily of a reserve against Vector Tobacco’s state and local net operating loss carryforwards. The valuation allowance was decreased in 2015 and 2014, respectively, as a result of changes in estimates in Vector Tobacco’s ability to utilize state tax net operating losses in future years because of changes in state tax apportionment and projected taxable income.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws.
Deferred federal income tax expense differs in 2015, 2014 and 2013 due to the nature of the items in current and deferred tax liabilities. The deferred tax expense in 2015 results primarily from the capitalization of interest expense on the Company's equity method real estate investments. The deferred tax expense in 2014 results primarily from the recognition of temporary differences (related to litigation accruals) at the Tobacco segment. The deferred tax expense in 2013 results primarily from the utilitization of state tax net operating losses.
Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2015	2014	2013
Income before income taxes	$107,705	$82,279	$60,720
Federal income tax expense at statutory rate	37,697	28,798	21,252
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	6,862	4,804	2,050
Impact of non-controlling interest	(2,516)	(4,290)	88
Non-deductible expenses	2,941	2,581	2,698
Impact of domestic production deduction	(3,436)	(248)	(1,889)
Tax credits	(265)	(275)	(433)
Other	152	—	—
Inclusion of tax liabilities from unincorporated entities	831	1,374	—
Changes in valuation allowance, net of equity and tax audit adjustments	(1,033)	421	(94)
Income tax expense	$41,233	$33,165	$23,672

The following table summarizes the activity related to the unrecognized tax benefits:

Balance at January 1, 2013	$6,269
Additions based on tax positions related to prior years	179
Settlements	(250)
Expirations of the statute of limitations	(3,076)
Balance at December 31, 2013	3,122
Additions based on tax positions related to prior years	318
Settlements	(442)
Expirations of the statute of limitations	(1,254)
Balance at December 31, 2014	1,744
Additions based on tax positions related to prior years	265
Settlements	(132)
Expirations of the statute of limitations	(354)
Balance at December 31, 2015	$1,523

In the event the unrecognized tax benefits of $1,523 and $1,744 at December 31, 2015 and 2014, respectively, were recognized, such recognition would impact the annual effective tax rates. During 2015, the accrual for potential penalties and interest related to these unrecognized tax benefits was decreased by $28, and in total, as of December 31, 2015, a liability for potential penalties and interest of $219 has been recorded. During 2014, the accrual for potential penalties and interest related to these unrecognized tax benefits was decreased by $529, and in total, as of December 31, 2014, a liability for potential penalties and interest of $247 has been recorded.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is reasonably possible the Company may recognize up to approximately $107 of currently unrecognized tax benefits over the next 12 months, pertaining primarily to expiration of statutes of limitations of positions reported on state and local income tax returns. The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations.
In 2013, the Internal Revenue Service concluded an audit of the Company’s income tax return for the year ended December 31, 2009. There was no material impact on the Company’s consolidated financial statements as a result of the audit.

14.	STOCK COMPENSATION
The Company granted equity compensation under its Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”) until the 1999 Plan expired on December 31, 2013. On May 16, 2014, the Company's stockholders approved the 2014 Management Incentive Plan (the “2014 Plan”). The 2014 Plan replaced the 1999 Plan. Like the 1999 Plan, the 2014 Plan provides for the Company to grant stock options, stock appreciation rights and restricted stock. The 2014 Plan also provides for awards based on a multi-year performance period and for annual short-term awards based on a twelve-month performance period. Shares available for issuance under the 2014 Plan are 7,888,406 shares. The Company may satisfy its obligations under any award granted under the 2014 plan by issuing new shares. Awards previously granted under the 1999 Plan remain outstanding in accordance with their terms.
Stock Options.  The Company accounts for stock compensation by valuing unvested stock options granted prior to January 1, 2006 under the fair value method of accounting and expensing this amount in the statement of operations over the stock options’ remaining vesting period.
The Company recognized compensation expense of $1,675, $1,573 and $2,212 related to stock options in the years ended December 31, 2015, 2014 and 2013, respectively.
All awards have a contractual term of ten years and awards vest over a period of three to seven years depending upon each grant. The fair value of option grants is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price characteristics which are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.
The assumptions used under the Black-Scholes option pricing model in computing fair value of options are based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company’s common stock over the expected term of the option. The assumptions used for grants in the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Risk-free interest rate	1.8% -2.0%	1.1% -2.6%	0.6% – 1.8%
Expected volatility	22.18% - 22.25%	18.51% - 22.37%	20.05% – 24.08%
Dividend yield	0.0%	0.0%	0.0%
Expected holding period	7.00 – 10.00 years	4.00 – 10.00 years	4.00 – 10.00 years
Weighted-average grant date fair value (1)	$6.47 - $8.07	$3.28 - $7.32	$2.72 – $5.80
(1) Per share amounts have not been adjusted to give effect to the stock dividends in 2015, 2014 and 2013.

A summary of employee stock option transactions follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding on January 1, 2013	2,645,914	$11.33	6.6	$4,371
Granted	868,219	$13.93
Exercised	(44,293)	$12.29
Canceled	(15)	$—
Outstanding on December 31, 2013	3,469,825	$11.98	6.5	$9,959
Granted	427,219	$17.82
Exercised	(442,740)	$11.41
Canceled	(12)	$—
Outstanding on December 31, 2014	3,454,292	$12.77	6.4	$25,977
Granted	406,875	$22.00
Exercised	(115,531)	$12.02
Canceled	(5)	$—
Outstanding on December 31, 2015	3,745,631	$13.82	5.9	$36,612
Options exercisable at:
December 31, 2013	1,959,317
December 31, 2014	1,598,885
December 31, 2015	2,035,345
_____________________________

(1)
The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($23.59, $20.30 and $14.85 at December 31, 2015, 2014 and 2013, respectively) exceeds the option exercise price.

Additional information relating to options outstanding at December 31, 2015 follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			12/31/2015			12/31/2015
$0.00	-	$11.00	1,500,905	3.9	$10.52	1,500,905	3.9	$10.52	$—
$11.00	-	$13.20	31,906	5.1	$12.46	23,928	5.1	$12.46	—
$13.20	-	$15.40	1,378,728	6.4	$13.78	510,512	5.0	$13.52	—
$15.40	-	$17.60	—	—	$—	—	—	$—	—
$17.60	-	$19.80	427,217	8.4	$17.82	—	—	$—	—
$19.80	-	$22.00	406,875	9.2	$22.00	—	—	$—	—
			3,745,631	5.9	$13.82	2,035,345	4.2	$11.30	$25,024

As of December 31, 2015, there was $3,775 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately 1.88 years at December 31, 2015.
The Company reflects the tax savings resulting from tax deductions in excess of expense reflected in its consolidated financial statements as a component of “Cash Flows from Financing Activities.”
Non-qualified options for 406,875 shares of common stock were issued during 2015. The exercise price of the options granted was $22.00 in 2015. The exercise price of the options granted in 2015 were at the fair value on the date of the grants.

Non-qualified options for 427,219 shares of common stock were issued during 2014. The exercise price of the options granted was $17.82 in 2014 . The exercise price of the options granted in 2014 were at the fair value on the date of the grants.
Non-qualified options for 868,219 shares of common stock were issued during 2013. The exercise price of the options granted was $13.93 in 2013. The exercise price of the options granted in 2013 were at the fair value on the date of the grants.
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
The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ deficiency only when realized. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded.
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $1,151, $3,539 and $93, respectively. Tax benefits related to option exercises of $821, $1,178 and $38 were recorded as increases to stockholders’ deficiency for the years ended December 31, 2015, 2014 and 2013, respectively.
Restricted Stock Awards. On November 10, 2015, the Company granted its President and Chief Executive Officer an award of 1,200,000 shares of its common stock subject to service and performance-based vesting. The award shares were issued pursuant to the terms of an agreement that provides that both a performance requirement and a continued employment requirement must be met over a seven-year performance period to earn vested rights with respect to the award shares. The maximum potential amount of the award shares reflects recognition of the CEO’s contributions as CEO since January 1, 2006 and the value of his management and real estate expertise to the Company. The fair market value of the restricted shares on the date of grant was $28,374 and is being amortized over the performance period as a charge to compensation expense. The Company recognized expense of $597 for the year ended December 31, 2015.
On July 23, 2014, the Company granted its President and Chief Executive Officer an award of 1,102,500 shares of its common stock subject to service and performance-based vesting. The award shares were issued pursuant to the terms of an agreement that provides that both a performance requirement and a continued employment requirement must be met over a seven-year performance period to earn vested rights with respect to the award shares. The maximum potential amount of the award shares reflects recognition of the CEO’s contributions as CEO since January 1, 2006 and the value of his management and real estate expertise to the Company. The fair market value of the restricted shares on the date of grant was $20,780 and is being amortized over the performance period as a charge to compensation expense. The Company recognized expense of $2,992 and $1,320 for the years ended December 31, 2015 and 2014, respectively.
In May 2013, the Company granted 11,576 restricted shares of the Company’s common stock (the “May 2013 Grant”) pursuant to the 1999 Plan to each of its five outside directors. The shares vest over three years and the Company will recognize $815 of expense over the vesting period of the May 2013 Grant. The Company recognized expense of $272, $271 and $161 for the years ended December 31, 2015, 2014 and 2013, respectively.
In June 2010, the Company granted 13,401 restricted shares of the Company’s common stock (the “June 2010 Grant”) pursuant to the 1999 Plan to each of its five outside directors. In November 2011, one of the outside directors resigned from the board and 8,509 of the restricted shares granted in June 2010 were forfeited and canceled. The remaining shares vested over three years and the Company recognized $749 of expense over the vesting period of the June 2010 Grant. In November 2011, the Company also granted 8,104 restricted shares of the Company’s stock (the “November 2011 grant”) pursuant to the 1999 Plan to the replacement director. The shares granted to the replacement director vested over approximately 19 months. The Company recognized $120 of expense over the vesting period for the November 2011 Grant. The Company recognized expense of $133 for the year ended December 31, 2013.
In October 2013, the President and Chief Executive Officer of Liggett and Liggett Vector Brands was awarded a restricted stock grant of 30,319 shares of Vector’s common stock pursuant to the 1999 Plan. The shares will vest on the earlier of March 15, 2019, contingent upon performance-based targets being achieved by the Company’s Tobacco segment, or October 31, 2020, if the performance-based targets are not achieved. He will receive dividends on the restricted shares as paid. In the event that his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The fair market value of the restricted shares on the date of grant was $458 and is being amortized over the vesting period as a charge to compensation expense. The Company recognized expense of $86, $86 and $14 for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was $44,632 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 3.19 years.
As of December 31, 2014, there was $20,181 of total unrecognized compensation costs related to unvested restricted stock awards.
The Company’s accounting policy is to treat dividends paid on unvested restricted stock as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.

15. CONTINGENCIES

Tobacco-Related Litigation:

Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). With the commencement of new cases, the defense costs and the risks relating to the unpredictability of litigation increase. The future financial impact of the risks and expenses of litigation are not quantifiable. For the years ended December 31, 2015, 2014 and 2013, Liggett incurred tobacco product liability legal expenses and costs totaling $26,987, $9,944 and $9,321, respectively. The 2013 costs exclude a charge of $86,213 associated with the Engle progeny settlement discussed below. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the Consolidated Statements of Operations.
Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending cases. Management reviews on a quarterly basis with counsel all pending litigation and evaluates the probability of a loss being incurred and whether an estimate can be made of the possible loss or range of loss that could result from an unfavorable outcome. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. Damages awarded in tobacco-related litigation can be significant.
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals, Liggett has secured approximately $15,767 in bonds as of February 29, 2016.
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
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in this Note 15: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.
Cautionary Statement About Engle Progeny Cases. Judgments have been entered against Liggett and other industry defendants in Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. As of December 31, 2015, 24 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts. Fifteen verdicts were

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

returned in favor of the plaintiffs (although in two of these cases (Irimi and Cohen) the court granted defendants' motion for a new trial and nine in favor of Liggett. In four of the cases, punitive damages were awarded against Liggett. In certain cases, the judgments were entered jointly and severally with other defendants and Liggett may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, Liggett under certain circumstances may have to pay more than its proportionate share of any bonding or judgment related amounts. Several of the judgments remain on appeal. Except as discussed in this Note 15 regarding the cases where an adverse verdict was entered against Liggett and that remain on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members’ claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett’s past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended, however, Liggett has entered into settlement discussions in individual cases or groups of cases, where Liggett has determined it was in its best interest to do so, and it may continue to do so in the future, including the remaining Engle progeny cases. In October 2013, Liggett announced a settlement of the claims of over 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement below). As of December 31, 2015, Liggett (and in certain cases the Company) had, on an individual basis, settled 171 Engle progeny cases for approximately $3,612 in the aggregate. Three of those settlements occurred in the fourth quarter of 2015.
Individual Actions
As of December 31, 2015, there were 40 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases or the individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	15
Maryland	12
New York	7
Louisiana	2
West Virginia	2
Missouri	1
Ohio	1
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
Notwithstanding the comprehensive nature of the Engle Progeny Settlement, approximately 260 plaintiffs’ claims remain outstanding. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2015, the following Engle progeny cases have resulted in judgments against Liggett:

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
On June 12, 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings regarding the amount of the award. Both sides sought discretionary review from the Florida Supreme Court. In February 2016, the Florida Supreme Court reinstated the jury's verdict. The defendants moved for clarification of that order.

April 2011	Tullo v. R.J. Reynolds	Palm Beach	225	—	Liggett satisfied the judgment and other than an issue with respect to the calculation of interest on the judgment and the amount of costs owed by Liggett, the case is concluded.
January 2012	Ward v. R.J. Reynolds	Escambia	1	—	Liggett satisfied the merits judgment. Subsequently, the trial court entered a final judgment on attorneys' fees and costs for $981 and defendants appealed that judgment.
May 2012	Calloway v. R.J. Reynolds	Broward	1,530	7,600
A joint and several judgment for $16,100 was entered against R.J. Reynolds, Philip Morris, Lorillard and Liggett. On January 6, 2016, the Fourth District Court of Appeal reversed in part, including the $7,600 punitive damages award against Liggett, and remanded the case to the trial court for a new trial on certain issues. Both sides have moved for rehearing.

December 2012	Buchanan v. R.J. Reynolds	Leon	2,750	—
A joint and several judgment for $5,500 was entered against Liggett and Philip Morris. The court refused to reduce the award by decedent's comparative fault. Judgment was affirmed by the First District Court of Appeal, but the court certified an issue of conflict with another case. The defendants sought discretionary review by the Florida Supreme Court, which was declined in February 2016. The defendants are considering their appellate options.

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
A final judgment was entered against Liggett for $13,100. Liggett was the only defendant at trial. In February 2016, the Second District Court of Appeal affirmed the lower court's decision without opinion. The parties reached an agreement regarding the amount of plaintiff's trial level attorneys' fees and costs in the event plaintiff prevails on appeal.

November 2014	Boatright v. R.J. Reynolds	Polk	—	300
In November 2014, the jury awarded compensatory damages in the amount of $15,000 with 15% fault apportioned to plaintiff and 85% to Philip Morris.  The jury further assessed punitive damages against Philip Morris for $19,700 and Liggett for $300. Post trial motions were denied.  A joint and several judgment was entered in the amount of $12,750 on the compensatory damages. Judgment was further entered against Liggett for $300 in punitive damages. On appeal to the Second District Court of Appeal.

June 2015	Caprio v. R.J. Reynolds	Broward	—	—
In February 2015, the jury answered certain questions on the verdict form, but were deadlocked as to others.  The jury returned a verdict of $559 in economic damages. The court entered a partial judgment and ordered a new trial on the remaining issues, including comparative fault and punitive damages.  On appeal to the Fourth District Court of Appeal.

Total Damages Awarded:			29,102	18,400
Amounts paid or compromised:			(17,978)	(1,000)
Damages remaining on Appeal:			$11,124	$17,400
(1) Compensatory damages are adjusted to reflect the jury's allocation of comparative fault and only include Liggett's jury allocated share, regardless of whether a judgment was joint and several. The amounts listed above do not include attorneys' fees or statutory interest.

(2) See Exhibit 99.1 for a more complete description of the cases currently on appeal.

Through December 31, 2015, Liggett paid $20,312, including interest and attorneys' fees, to satisfy the judgments in seven Engle progeny cases (Lukacs, Campbell, Douglas, Clay, Tullo, Ward, and Rizzuto).

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s potential range of loss in the remaining cases on appeal is between $0 and $12,674 in the aggregate, plus interest and attorneys' fees. In determining the range of loss, the Company considers potential settlements as well as future appellate relief. Except as disclosed elsewhere in this Note 15, the Company is unable to determine a range of loss related to the remaining Engle progeny cases. The Company's consolidated balance sheet as of December 31, 2015 contains accruals for the following Engle progeny cases: Buchanan and Lambert. As cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
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
In Rey, a state court case, the trial court entered final summary judgment on all claims in favor of the Company, Liggett and Lorillard based on what has been referred to in the Engle progeny litigation as the “Liggett Rule.” The Liggett Rule stands for the proposition that a manufacturer cannot have liability to a smoker under any asserted claim if the smoker did not use a product manufactured by that particular defendant. The Liggett Rule is based on the entry of final judgment in favor of Liggett/Brooke Group in Engle on all of the claims asserted against them by class representatives Mary Farnan and Angie Della Vecchia, even though the Florida Supreme Court upheld, as res judicata, the generic finding that Liggett/Brooke Group engaged in a conspiracy to commit fraud by concealment. In September 2011, the Third District Court of Appeal affirmed in part and reversed in part holding that the defendants were entitled to summary judgment on all claims asserted against them other than the claim for civil conspiracy. Defendants’ further appellate efforts were unsuccessful.
In Douglas, a state court case, the Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings, but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants’ federal due process rights. In March 2013, the Florida Supreme Court affirmed the use of Engle jury findings and determined that there is no violation of the defendants’ due process rights. This was the first time the Florida Supreme Court addressed the merits of an Engle progeny case. In October 2013, the United States Supreme Court declined to review the decision and Liggett satisfied the judgment. To date, the United States Supreme Court has declined to review any Engle progeny decisions.

In Hess, a state court case, in April 2015, the Florida Supreme Court held that Engle defendants cannot raise a statute of repose defense to claims for concealment or conspiracy. Defendants' motion for rehearing was denied.

In April 2015, in Graham, a federal case, the Eleventh Circuit held that federal law impliedly preempts use of the res judicata Engle findings to establish claims for strict liability or negligence. In February 2016, the Eleventh Circuit Court of Appeals vacated the panel’s opinion and granted Plaintiff’s motion for rehearing en banc.  Defendant's filed a motion requesting that the court enter a briefing order directing the parties to address both implied preemption and whether the application of the Engle findings violates federal due process.  That motion is pending.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Liggett Only Cases

There are currently three cases pending where Liggett is the only remaining defendant. Each of these cases is an Individual Action. In November 2015, in Hausrath (NY state court), one of the Individual Actions, the court entered a case management order providing discovery deadlines. There has been no further activity in the other two Individual Actions. Cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases.

Class Actions

As of December 31, 2015, three actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these actions. Liggett is aware of another action seeking class certification recently filed in the Eastern District of Louisiana. Liggett has not been served with that complaint.
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

Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain "common" issues. Liggett was severed from trial of the consolidated action. After two mistrials, in May 2013, the jury rejected all but one of the plaintiffs' claims, finding in favor of plaintiffs on the claim that ventilated filter cigarettes between 1964 and July 1, 1969 should have included instructions on how to use them. The issue of damages was reserved for further proceedings. The court entered judgment in October 2013, dismissing all claims except the ventilated filter claim. The judgment was affirmed on appeal and remanded to the trial court for further proceedings. In April 2015, the plaintiffs filed a petition for writ of certiorari to the United States Supreme Court which subsequently declined review. In July 2015, the trial court ruled on the scope of the ventilated filter claim and determined that only 30 plaintiffs have potentially viable claims against the non-Liggett defendants, which may be pursued in a second phase of the trial. The court intends to try the claims of these plaintiffs in six consolidated trials, each with five plaintiffs. The trial court set the first date for the consolidated trials for January 9, 2017. With respect to Liggett, the trial

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

court requested that Liggett and plaintiffs brief whether any claims against Liggett survive given the outcome of the first phase of the trial.  Briefing is complete. If the case proceeds against Liggett, it is estimated that Liggett could be a defendant in less than 25 of the remaining individual cases.
In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers including cases alleging, among other things, that use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices. Adverse decisions in these cases could have a material adverse affect on Liggett’s sales volume, operating income and cash flows.
Health Care Cost Recovery Actions
As of December 31, 2015, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.
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
Department of Justice Lawsuit
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
In August 2006, the trial court entered a Final Judgment against each of the cigarette manufacturing defendants, except Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court’s decision. The United States Supreme Court denied review. As a result, the cigarette manufacturing defendants, other than Liggett, are now subject to the trial court’s Final Judgment which ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States’ public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights,” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “lights” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure of defendants’ public document websites and the production of all documents produced to the government or produced in any future court or administrative action concerning smoking and health; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedules as defendants now follow in disclosing such data to the Federal Trade Commission for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette business within the United States; and (ix) payment of the government’s costs in bringing the action. In June 2014, the court approved a consent agreement between the defendants and the Department of Justice regarding the “corrective statements” to be issued by the defendants. In May 2015, the court of appeals issued an opinion on the legality of the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

"corrective statements," affirming them in part and reversing them in part. The implementation of the “corrective statements” is uncertain as proceedings are ongoing.
It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise results in restrictions that adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.
Upcoming Trials
As of December 31, 2015, there were seven Engle progeny cases scheduled for trial through December 31, 2016, where Liggett (and/or the Company) is a named defendant. Trial dates are, however, subject to change.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 3.3% of the total cigarettes sold in the United States in 2015. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 30, 2015, Liggett and Vector Tobacco pre-paid $100,000 of their approximate $120,700 2015 MSA obligation, the balance of which is due April 2016.
Certain MSA Disputes
NPM Adjustment.  In March 2006, an economic consulting firm selected pursuant to the MSA determined that the MSA was a “significant factor contributing to” the Participating Manufacturers' loss of market share to non-participating manufacturers for 2003. Under the MSA, such a “significant factor” determination results in the calculation of a reduction in the payment obligations of the Participating Manufacturers, which is known as the “NPM Adjustment.” Thereafter, similar determinations were made for 2004 - 2006. As a result, the Participating Manufacturers are entitled to potential NPM Adjustments to each of their 2003 - 2006 MSA payments. The Participating Manufacturers are also entitled to potential NPM Adjustments to their 2007 - 2014 payments pursuant to agreements entered into between the OPMs and the Settling States under which the OPMs agreed to make certain payments for the benefit of the Settling States, in exchange for which the Settling States stipulated that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers for each of those years. A Settling State that has diligently enforced its qualifying escrow statute in the year in question may be able to avoid allocation of the NPM Adjustment to the payments made by the Participating Manufacturers for the benefit of that Settling State.
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
In response to a proposal from the Participating Manufacturers, 45 of the Settling States, representing approximately 90% of the allocable shares of the Settling States, entered into an agreement providing for the nationwide arbitration of the dispute with respect to the NPM Adjustment for 2003, as ordered by the various state courts. In exchange, the Participating Manufacturers agreed to a 20% reduction in amounts recovered for the NPM Adjustment for 2003. In June 2010, the three person arbitration panel was selected. The Participating Manufacturers advised the arbitration panel that they were not contesting diligent enforcement of 16 Settling States for 2003, with a combined allocable share of less than 14%. Substantive hearings commenced in April 2012 and were completed in June 2013. After the partial settlement described below, the Participating Manufacturers continued to contest the diligent enforcement of 15 states.
In December 2012, the Participating Manufacturers entered into a term sheet with 20 Settling States setting out terms for settlement of the NPM Adjustment for 2003 - 2012 and addressing the NPM Adjustment with respect to those states for future years. Certain of the non-settling states objected to the settlement. In March 2013, the arbitration panel entered a Stipulated Partial Settlement and Award which directed the independent auditor to implement certain terms of the term sheet effective with the MSA payments due April 2013. In 2013, two additional states joined the settlement. Several non-settling states filed motions in state courts attempting to vacate the settlement award. Although certain terms of the settlement were implemented by the independent auditor in April 2013, no assurance can be given as to the ultimate outcome of the non-settling states’ challenges. The parties have been working towards converting the term sheet into a final settlement agreement. As a result of the settlement, in the first nine months of 2013, Liggett reduced cost of sales by $6,947. Liggett received credits of $1,733 in April 2014 from these settling states related to the 2013 NPM Adjustment. Liggett received additional credits of $1,940 in April 2015 related to the 2014 NPM Adjustment. Further adjustments could also be due to Liggett and Vector Tobacco pursuant to the settlement for 2013 forward.
In September 2013, the panel issued its decisions with respect to the 15 states that did not enter into the term sheet and as to which the Participating Manufacturers continued to contest diligence. The panel found that six of these states did not diligently enforce their MSA escrow statutes in 2003. As a result of this ruling, Liggett reduced cost of sales by $5,987, in the third quarter of 2013. All six of the states that were found to be non-diligent filed motions in state court seeking to vacate or reduce the amount of the arbitration award. Before the MSA payments for 2013 were due, the Pennsylvania trial court rejected the state’s motion to vacate the award, but granted its motion to reduce the award. As a result, in April 2014, Liggett received a credit in the amount of $6,441 for the 2003 NPM Adjustment (as calculated by the independent auditor). Liggett subsequently reimbursed the six states 20% of that credit pursuant to the agreement discussed above, bringing its net recovery to $5,152, which is approximately $1,315 lower than the amount to which Liggett believes it is entitled. After the April 2014 MSA payment date, a state trial court in Missouri issued a ruling similar to the ruling in Pennsylvania. As such, Liggett’s 2003 NPM Adjustment credit could be reduced by an additional $521. After the April 2014 MSA payment date, a state trial court in Maryland reached a different result from the Pennsylvania and Missouri trial courts, denying the state’s motion to vacate the award and further denying its motion to reduce

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amount of the award payable to Liggett. A New Mexico trial court has not yet ruled on New Mexico’s motion. In June 2014, Kentucky and Indiana agreed to settle the dispute and enter into the term sheet described above. As a result, Liggett reduced cost of sales by approximately $1,400 in the second quarter of 2014. The Participating Manufacturers, including Liggett, appealed the Pennsylvania and Missouri decisions, while Maryland appealed the Maryland decision. In April 2015, the Pennsylvania decision was affirmed by the appellate court and, thereafter, the Pennsylvania Supreme Court denied review of that decision. As a result, in the fourth quarter of 2015, Liggett recognized an increase in cost of sales of $834. In September 2015, the portion of the Missouri opinion that reduced the arbitration award was reversed by the appellate court. The Missouri Supreme Court granted a discretionary appeal of that decision. In October 2015, the portion of the Maryland trial court ruling that denied reduction of the arbitration award was reversed by the appellate court. In February 2016, the Maryland Court of Appeals (Maryland’s highest court) denied review of that decision. If Liggett is unsuccessful in its appeals or if other states are successful with respect to any such appeals or motions, the amount of the 2003 NPM Adjustment and any interest or earnings to which Liggett is entitled could be lower than the amounts described above and Liggett might be obligated to pay additional monies.
In October 2015, substantially all of the Participating Manufacturers settled the NPM Adjustment dispute with the state of New York for 2004 - 2014 and agreed to a mechanism for potential future credits against the Participating Manufacturers' MSA payments for 2015 forward. As a result of the settlement, Liggett reduced cost of sales by approximately $5,700 for the year ended December 31, 2015.
In February 2016, Missouri joined the settlement described above, bringing the total number of states that joined the settlement to 26.  Missouri’s joinder in the settlement will become effective only if Missouri enacts certain legislation related to the MSA’s escrow statute by June 3, 2016.
The remaining NPM Adjustment accrual of approximately $20,000 at December 31, 2015 relates to the disputed amounts Liggett withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett loses the disputes for those years. Following release of previously disputed amounts to the state of New York as part of the October 2015 settlement, it is anticipated there will be approximately $23,000 remaining in the disputed payments accounts relating to Liggett's 2011- 2014 NPM Adjustment disputes with the non-settling states.
    Disputes over the NPM Adjustments for 2004-2014 remain to be arbitrated with the states that have not joined the settlement. Liggett is currently involved in litigation with the non-settling states over the scope and form of the arbitration for 2004.
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
In October 2014, the panel issued a Corrected Final Award that eliminated the 1.25% adjustment increase. The panel further determined that the independent auditor shall compute Liggett’s market share for all years after 2000 on a “net” basis, but adjust that computation to approximate “gross” market share by using actual returned product data for each year. In July 2015, the independent auditor issued calculations, purportedly based on the Corrected Final Award, which indicated that Liggett owed approximately $16,000 for years 2001 - 2013. The independent auditor subsequently issued preliminary revised calculations indicating that Liggett owes $6,200 for years 2001-2013. Based on these preliminary revised calculations, Liggett is fully accrued for this matter.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2003, as a result of a dispute with Minnesota regarding its settlement agreement, Liggett agreed to pay $100 a year in any year cigarettes manufactured by Liggett are sold in that state. The Attorneys General for Florida, Mississippi and Texas previously advised Liggett that they believed that Liggett had failed to make payments under the respective settlement agreements with those states. In 2010, Liggett settled with Florida and agreed to pay $1,200 and to make further annual payments of $250 for a period of 21 years, starting in March 2011, with the payments from year 12 forward being subject to an inflation adjustment. These payments are in lieu of any other payments allegedly due to Florida. In January 2016, Mississippi commenced litigation against Liggett regarding this dispute. There can be no assurance that Liggett will be able to resolve the matters with Texas and Mississippi or that Liggett will not be required to make additional payments which could adversely affect the Company’s consolidated financial position, results of operations and cash flows.
Cautionary Statement
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
Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking-related case could encourage the commencement of additional litigation. Except as discussed in this Note 15, management is unable to estimate the loss or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its consolidated financial statements for unfavorable outcomes.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the three years ended December 31, 2015 were as follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2013	$32,970	$1,470	$34,440	$52,639	$1,862	$54,501
Expenses	117,085	63,292	180,377	—	25,218	25,218
NPM Settlement adjustment	(3,928)	—	(3,928)	(18,138)	—	(18,138)
Change in MSA obligations capitalized as inventory	1,611	—	1,611	—	—	—
Payments	(129,320)	(6,070)	(135,390)	—	—	—
Reclassification from non-current liabilities	6,930	223	7,153	(6,930)	(223)	(7,153)
Interest on withholding	—	395	395	—	201	201
Balance as of December 31, 2013	25,348	59,310	84,658	27,571	27,058	54,629
Expenses	118,069	2,849	120,918	—	—	—
NPM Settlement adjustment	—	—	—	(1,419)	—	(1,419)
Change in MSA obligations capitalized as inventory	(1,095)	—	(1,095)	—	—	—
Payments	(116,343)	(62,878)	(179,221)	—	—	—
Reclassification from non-current liabilities	343	3,575	3,918	(343)	(3,575)	(3,918)
Interest on withholding	—	293	293	—	2,217	2,217
Balance as of December 31, 2014	26,322	3,149	29,471	25,809	25,700	51,509
Expenses	118,284	20,644	138,928	—	(195)	(195)
NPM Settlement adjustment	1,351	—	1,351	(5,715)	—	(5,715)
Change in MSA obligations capitalized as inventory	1,426	—	1,426	—	—	—
Payments	(118,142)	(5,869)	(124,011)	—	—	—
Reclassification from non-current liabilities	—	3,305	3,305	—	(3,305)	(3,305)
Interest on withholding	—	1,675	1,675	—	2,518	2,518
Balance as of December 31, 2015	$29,241	$22,904	$52,145	$20,094	$24,718	$44,812

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
Liggett Vector Brands entered into an agreement with a subsidiary of the Convenience Distribution Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. In 2013, Liggett paid $83 for obligations under this program. The Company believes the fair value of Liggett Vector Brands’ remaining obligation under the agreement was immaterial at December 31, 2015.
Management is of the opinion that the liabilities, if any, resulting from other proceedings, lawsuits and claims pending against the Company and certain of its consolidated subsidiaries unrelated to tobacco product liability should not materially affect the Company’s financial position, results of operations or cash flows.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2015	2014	2013
Cash paid during the period for:
Interest	$96,958	$98,754	$114,301
Income taxes	52,040	16,610	17,585
Non-cash investing and financing activities:
Issuance of stock dividend	584	520	450
Acquisitions	—	—	84,859
Non-controlling interest	—	2,733	87,657
Debt retired in conversion to stock	25,000	132,530	43,222
Embedded derivative, net retired in conversion to stock	889	6,680	17,377

17.	RELATED PARTY TRANSACTIONS

Ladenburg Thalmann Financial Services Inc. As of December 31, 2015, the Company owned 14,191,200 common shares of Ladenburg Thalmann Financial Services Inc. (“LTS”), a publicly traded diversified financial services company engaged in independent brokerage and advisory services, investment banking, equity research, institutional sales and trading, asset management services, wholesale life insurance brokerage and trust services. The Company, through its various investments in LTS, beneficially owned approximately 7.84% and accounts for its investment in LTS under the equity method of accounting.
In September 2006, the Company entered into an agreement with LTS pursuant to which the Company agreed to make available to LTS the services of the Company’s Executive Vice President (the “EVP”) to serve as the President and Chief Executive Officer of LTS and to provide certain other financial, accounting and tax services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002 and assistance in the preparation of income tax returns. LTS paid the Company $850 for 2015 and 2014 and $750 for 2013 under the agreement and pays the Company at a rate of $850 per year in 2016. These amounts are recorded as equity income. LTS paid compensation to the President and Chief Executive Officer of the Company, who serves as Vice Chairman of LTS, of $1,300, $1,375 and $1,250 for 2015, 2014 and 2013, respectively, and director fees of $38, $39 and $36 for 2015, 2014 and 2013, respectively. LTS paid compensation to the Company EVP, who serves as President and CEO of LTS, of $1,450, $1,375 and $1,250 for 2015, 2014 and 2013, respectively.
On November 4, 2011, Vector was part of a consortium, which included Dr. Phillip Frost, who is a beneficial owner of approximately 15.3% of the Company’s common stock and the EVP that agreed to provide a five-year loan to LTS. Vector’s portion of the loan was $15,000. Interest on the loan, which is due on November 4, 2016, is payable quarterly at 11% per annum and commenced on December 31, 2011. The Company recorded equity income of $280, $574 and $1,810 in 2015, 2014 and 2013, respectively. At December 31, 2015, $1,680 principal amount of the loan remained outstanding and was recorded as part of the ending carrying value of the Company's equity method investment in LTS.
In addition, LTS paid a one-time funding fee to the consortium of lenders and issued warrants (“LTS Warrants”) to purchase shares of LTS common stock. Vector received $75 as its portion of the funding fee and 1,000,000 of the LTS Warrants. The LTS Warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of the LTS common stock on November 4, 2011. The LTS Warrants may be exercised in cash, by net exercise or pursuant to the Company’s surrender of all or a portion of the principal amount of its note. The LTS Warrants were included in the ending carrying value of the Company's equity method investment in LTS.
On May 22, 2013, the Company purchased in a public offering 240,000 shares of LTS’s 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share) (“LTS Preferred”) for $6,000. LTS will pay a monthly cumulative dividend of 8% per annum on the LTS Preferred. LTS, at its option, may redeem any or all of the LTS Preferred at $25.00 per share plus any accumulated and unpaid dividends on or after May 24, 2018. The Company recorded dividend income from the investment of $133 in 2015 and $480 in 2014.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Castle Brands Inc. As of December 31, 2015, the Company owned 12,671,159 common shares of Castle (NYSE MKT: ROX), a publicly traded developer and importer of premium branded spirits. The Company accounts for its investment in Castle under the equity method.
In October 2008, the Company entered into an agreement with Castle where the Company agreed to make available to Castle the services of the EVP to serve as the President and Chief Executive Officer of Castle and to provide other financial, accounting and tax services. The Company recognized management fees at a rate of $100 in each of 2015, 2014 and 2013, under the agreement and Castle has agreed to pay it at a rate of $100 per year in 2016. These amounts are recorded as equity income. In December 2010, the Company participated in a consortium that lent Castle $1,000. The consortium included Dr. Frost and the EVP. The Company lent $200 of this amount and received a note bearing interest at 11% per annum. On October 14, 2011, $217 of principal and outstanding interest associated with this note was exchanged for shares of Castle’s convertible preferred stock. As part of the debt exchange, Castle also issued 357,796 warrants (the “Castle Warrants”). The Castle Warrants entitled Vector to purchase 357,796 shares of Castle common stock. The Castle Warrants were exercisable at any time prior to their expiration on October 14, 2016 at $0.38 per share and were exercised in February 2014. In February 2014, Castle forced a conversion of its convertible preferred stock and the Company received 884,787 additional common shares of Castle stock and the Company’s shares of Castle’s convertible preferred stock were canceled.
In 2013, the Company purchased in a private placement $200 of Castle’s convertible debt, which bears interest at 5% per annum, is convertible into 222,222 shares of Castle common stock and is due on December 15, 2018. The Castle convertible debt was included in the ending carrying value of the Company's equity method investment in Castle.
Morgans Hotel Group Co. As of December 31, 2015, the Company owned 2,459,788 common shares of Morgans Hotel Group Co. (NASDAQ: MHGC), a publicly traded company that acquires, owns, develops and redevelops boutique hotels, primarily in gateway cities and select resort markets in the United States, Europe and other international locations. The Company's President and Chief Executive Officer serves as MHGC's Chairman of the Board of Directors. The Company beneficially owned approximately 7.09% and accounts for its investment in MHFC as investment securities available for sale.
Insurance. The Company’s Chief Executive Officer, a firm in which he is a shareholder, and affiliates of that firm received insurance commissions aggregating approximately $217, $261 and $245 in 2015, 2014 and 2013, respectively, on various insurance policies issued for the Company and its subsidiaries.
Other. In addition to its investment in LTS and Castle, the Company has made investments in entities where Dr. Frost has a relationship. These include the following: (i) three investments in 2006, 2008, 2009, 2011, and 2015 totaling approximately $12,788 in common stock of OPKO Inc. (NYSE MKT: OPK) and its predecessor eXegenics Inc. and in January 2013, the Company purchased $5,000 of Opko’s 3.00% convertible senior notes due 2033 which were converted into 726,036 shares of common stock in May 2015 ; (ii) a $500 investment in 2008 in Cardo Medical Inc.; and (iii) a $250 investment in 2008 in Cocrystal Pharma, Inc. (f/ka/ Cocrystal Discovery Inc.). Dr. Frost is a director, executive officer and/or more than 10% shareholder in these entities as well as LTS. Additional investments in entities where Dr. Frost has a relationship may be made in the future.
In May 2009, the Company issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. The purchaser of the 6.75% Note was an entity affiliated with Dr. Frost. In March 2014, the holder of the 6.75% Note elected to convert $25,000 of the principal balance of the Note into 2,338,930 shares of the Company's common stock. On November 14, 2014, the Note was amended to extend the stated maturity date of the Note from November 15, 2014 to February 15, 2015. On February 3, 2015, the remaining $25,000 of principal of the Note was converted into 2,338,930 shares of the Company's common stock. Vector made cash interest payments of $1,094 and $5,415 associated with the Note in 2015 and 2014, respectively.
In September 2012, the Company entered into an office lease (the “Lease”) with Frost Real Estate Holdings, LLC (“FREH”), an entity affiliated with Dr. Frost. The Lease is for 12,390 square feet of space in an office building in Miami, Florida. The initial term of the Lease is five years, subject to two optional five-year term extensions. Payments under the lease commenced in May 2013. The Lease provides for payments of $31 per month in the first year increasing to $35 per month in the fifth year, plus applicable sales tax. The rent is inclusive of operating expenses, property taxes and parking. A $220 tenant improvement allowance will be credited to the rent pro-rata over the initial five-year term. In connection with the execution of the Lease, the Company received the advice and opinion of a commercial real estate firm that the Lease terms were fair and that the Company received terms favorable in the market. The Company recorded rental expense of $380 and $336 as of December 31, 2015 and 2014, respectively, associated with the lease.
A son of the Company's President and Chief Executive Officer is an associate broker with Douglas Elliman Realty, LLC and he received commissions and other payments of $453 in accordance with brokerage activities in 2015. The Company's President and Chief Executive Officer has reserved a unit in a real estate venture for a purchase price of $5,200 in 2015 and he may reserve or purchase units in other real estate ventures in the future.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s recurring financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value Measurements as of December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds	$93,915	$93,915	$—	$—

Certificates of deposit	3,469	—	3,469	—

Bonds	12,767	12,767	—	—

Investment securities available for sale
Equity securities	67,273	67,273	—	—
Mutual funds invested in fixed income securities	20,111	20,111	—	—
Fixed income securities
U.S. government securities	28,132	—	28,132	—
Corporate securities	41,561	—	41,561	—
U.S. government and federal agency	5,790	—	5,790	—
Commercial mortgage-backed securities	8,728	—	8,728	—
U.S. asset-backed securities	8,276	—	8,276	—
Index-linked U.S. bonds	2,105	—	2,105	—
Total fixed income securities	94,592	—	94,592	—

Total investment securities available for sale	181,976	87,384	94,592	—

Total	$292,127	$194,066	$98,061	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$144,042	$—	$—	$144,042

Nonrecurring fair value measurements
Long-term investments (1)	$11,189			$11,189	$(811)
Real estate held for sale (2)	3,780			3,780	(230)
	$14,969			$14,969	$(1,041)

(1)	Long-term investments with a carrying amount of $12,000 were written down to their fair value of $11,189, resulting in an impairment charge of $811, which was included in earnings.

(2)	Real estate with a carrying value of $4,010 was written down to its fair value of $3,780, resulting in an impairment charge of $230, which was included in earnings.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as of December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$205,180	$205,180	$—	$—

Certificates of deposit	3,462	—	3,462	—

Bonds	4,868	4,868	—	—

Investment securities available for sale
Equity securities	77,609	77,083	526	—
Mutual funds invested in fixed income securities	59,826	59,826	—	—
Fixed income securities
U.S. government securities	35,446	—	35,446	—
Corporate securities	55,888	7,397	48,491	—
U.S. government and agency	4,770	—	4,770	—
Commercial mortgage-backed securities	16,508	—	16,508	—
U.S. asset-backed securities	16,955	—	16,955	—
Index-linked U.S. bonds	2,098	—	2,098	—
Total fixed income securities	131,665	7,397	124,268	—

Total investment securities available for sale	269,100	144,306	124,794	—

Total	$482,610	$354,354	$128,256	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$169,386	$—	$—	$169,386

The fair value of the Level 2 certificates of deposit are based on prices posted by the financial institutions. The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The Level 2 investment securities available for sale are based on quoted market prices of securities that are thinly traded.
The fair value of derivatives embedded within convertible debt was derived using a valuation model. These derivatives have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads based upon the implied credit spread of the 5.50% Convertible Notes due 2020 to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt are presented on the consolidated statements of operations.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2015	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$144,042	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$23.59
			Convertible trading price (of par)	114.31%
			Volatility	18.30%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	5.0% - 5.5% (5.25%)

The unobservable inputs related to the valuations of the Level 3 assets and liabilities are as follows at December 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2014	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$169,386	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$21.31
			Convertible trading price (of par)	106.8%
			Volatility	16.00%
			Implied credit spread	6.25% - 7.25% (6.75%)

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of December 31, 2014.

19.    SEGMENT INFORMATION
The Company’s significant business segments were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The E-Cigarettes segment includes the operations of the Company's e-cigarette business. The Real Estate segment includes the Company’s investment in New Valley, which includes Douglas Elliman, Escena, our previous investment in Indian Creek, Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information for the Company’s operations before taxes and non-controlling interests for the years ended December 31, 2015, 2014 and 2013 follows:

				Real		Corporate
	Tobacco		E-Cigarettes	Estate		and Other			Total

2015
Revenues	$1,017,761		$(1,970)	$641,406		$—			$1,657,197
Operating income (loss)	209,393	(1)	(13,037)	24,087		(20,523)			199,920
Equity in earnings from real estate ventures	—		—	2,001		—			2,001
Identifiable assets	344,033		985	585,098	(4)	380,640	(5)	(6)	1,310,756
Depreciation and amortization	11,323		—	12,589		1,742			25,654
Capital expenditures	3,730		—	7,247		—			10,977

2014
Revenues	$1,021,259		$8,589	$561,467		$—			$1,591,315
Operating income (loss)	199,119	(2)	(13,124)	42,354		(15,911)			212,438
Equity in earnings from real estate ventures	—		—	4,103		—			4,103
Identifiable assets	325,870		8,139	498,058	(4)	591,187	(5)	(6)	1,423,254
Depreciation and amortization	10,885		—	12,204		1,410			24,499
Capital expenditures	9,256		—	6,923		7,225			23,404

2013
Revenues	$1,014,341		$—	$65,580		$—			$1,079,921
Operating income (loss)	113,039	(3)	(1,018)	15,805		(16,640)			111,186
Equity in earnings from real estate ventures	—		—	22,925		—			22,925
Identifiable assets	328,084		8,950	421,240	(4)	357,519	(5)	(6)	1,115,793
Depreciation and amortization	9,509		—	2,421		701			12,631
Capital expenditures	9,784		—	1,194		2,297			13,275

_____________________________

(1)	Operating income includes $4,364 of income from MSA Settlement, $20,072 of litigation judgment expense, $7,257 of restructuring expense, and $1,607 of pension settlement expense.

(2)	Operating income includes $1,419 of income from NPM Settlement and $2,475 of litigation settlement charges and judgment expense.

(3)	Operating income includes $11,823 of income from MSA Settlements, $86,213 of Engle progeny settlement charge, and $1,893 of litigation judgment expense for the year ended and December 31, 2014.

(4)	Includes real estate investments accounted for under the equity method of accounting of $217,168, $163,460 and $128,202 as of December 31, 2015, 2014 and 2013, respectively.

(5)
Corporate and Other identifiable assets primarily includes cash of $112,130, investment securities of $181,976, and long-term investments of $62,225 as of December 31, 2015. Corporate and other identifiable assets primarily includes cash of $213,227, investment securities of $269,100, and long-term investments of $52,025 as of December 31, 2014. Corporate and other identifiable assets primarily includes cash of $152,189, investment securities of $119,430, and long-term investments of $42,452 as of December 31, 2013.

(6)	Includes long-term investments accounted for under the equity method of accounting of $21,495, $20,484 and $22,411 as of December 31, 2015, 2014 and 2013, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Unaudited quarterly data for the years ended December 31, 2015 and 2014 are as follows:

	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
Revenues	$430,330	$449,934	$416,173	$360,760
Gross Profit	137,742	154,017	136,969	118,742
Operating income (1)	31,032	69,367	55,803	43,718
Net income applicable to common shares attributed to Vector Group Ltd. (2)	$7,904	$12,466	$17,607	$21,221
Per basic common share (3):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.06	$0.10	$0.14	$0.18
Per diluted common share (3):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.06	$0.10	$0.14	$0.18
_____________________________

(1)
Operating income has been decreased by $238, $237, and $237 from the Company's previously filed Form 10-Qs for the periods ending September 30, 2015, June 30, 2015 and March 31, 2015, respectively, as a result of the application of the equity method of accounting for the Company's investments in LTS and ROX.

(2)
Net income applicable to common shares attributed to Vector Group Ltd. has been increased by $261, $265 from the Company's previously filed Form 10-Qs for the periods ending September 30, 2015 and March 31, 2015, respectively, and decreased by $261 from the Company's previously filed Form 10-Q for the period ending June 30, 2015 as a result of the application of the equity method of accounting for the Company's investments in LTS and ROX.

(3)
Per share computations include the impact of a 5% stock dividend paid on September 29, 2015 and the impact of the application of the equity method of accounting for the Company's investments in LTS and ROX. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014
Revenues	$417,590	$419,876	$406,613	$347,236
Gross Profit	126,085	132,640	127,331	108,199
Operating income (1)	47,136	62,746	60,071	42,485
Net income applicable to common shares attributed to Vector Group Ltd. (2)	$12,215	$14,190	$7,917	$2,534
Per basic common share (3):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.11	$0.13	$0.07	$0.02
Per diluted common share (3):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.11	$0.13	$0.07	$0.02
_____________________________

(1)
Operating income has been decreased by $238, $237, and $237 from the Company's previously filed Form 10-Qs for the periods ending September 30, 2014, June 30, 2014 and March 31, 2014, respectively, as a result of the application of the equity method of accounting for the Company's investments in LTS and ROX.

(2)
Net income applicable to common shares attributed to Vector Group Ltd. has been decreased by $689, $8, and $46 from the Company's previously filed Form 10-Qs for the periods ending September 30, 2014, June 30, 2014 and March 31, 2014,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, as a result of the application of the equity method of accounting for the Company's investments in LTS and ROX.

(3)
Per share computations include the impact of a 5% stock dividend paid on September 26, 2014 and the impact of the application of the equity method of accounting for the Company's investments in LTS and ROX.. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

21.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to Securities and Exchange Commission (“SEC”) Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Affiliates Whose Securities Collateralize an Issue Registered or Being Registered.” Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several.
The Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting.
The Company has outstanding $600,000 principal amount of its 7.75% Senior Secured Notes due 2021 that are guaranteed subject to certain customary automatic release provisions described above on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of its cigarette businesses. (See Note 9.) The notes are not guaranteed by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley.
Presented herein are Condensed Consolidating Balance Sheets as of December 31, 2015 and 2014 and the related Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2015, 2014 and 2013 of Vector Group. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$111,470	$12,375	$116,523	$—	$240,368
Investment securities available for sale	131,810	50,166	—	—	181,976
Accounts receivable - trade, net	—	15,913	7,976	—	23,889
Intercompany receivables	11,293	—	—	(11,293)	—
Inventories	—	86,516	—	—	86,516
Income taxes receivable, net	8,213	—	—	(5,372)	2,841
Restricted assets	—	7,781	1,414	—	9,195
Other current assets	575	3,747	34,632	—	38,954
Total current assets	263,361	176,498	160,545	(16,665)	583,739
Property, plant and equipment, net	1,711	54,097	19,824	—	75,632
Real estate held for sale, net	—	—	23,318	—	23,318
Long-term investments	61,747	478	501	—	62,726
Investments in real estate ventures	—	—	217,168	—	217,168
Investments in consolidated subsidiaries	532,501	—	—	(532,501)	—
Restricted assets	1,713	10,590	—	—	12,303
Goodwill and other intangible assets, net	—	107,511	156,448	—	263,959
Prepaid pension costs	—	20,650	—	—	20,650
Other assets	37,723	11,769	1,769	—	51,261
Total assets	$898,756	$381,593	$579,573	$(549,166)	$1,310,756
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$8,733	$186	$—	$8,919
Current portion of employee benefits	—	915	—	—	915
Intercompany payables	—	586	10,707	(11,293)	—
Income taxes payable, net	—	5,464	4	(5,372)	96
Litigation accruals and current payments due under the Master Settlement Agreement	—	52,145	—	—	52,145
Other current liabilities	38,140	74,083	41,994	—	154,217
Total current liabilities	38,140	141,926	52,891	(16,665)	216,292
Notes payable, long-term debt and other obligations, less current portion	878,509	7,519	221	—	886,249
Fair value of derivatives embedded within convertible debt	144,042	—	—	—	144,042
Non-current employee benefits	39,244	15,811	—	—	55,055
Deferred income taxes, net	2,675	33,791	42,963	—	79,429
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	2,193	44,982	4,675	—	51,850
Total liabilities	1,104,803	244,029	100,750	(16,665)	1,432,917
Commitments and contingencies
Stockholders’ (deficiency) equity attributed to Vector Group Ltd.	(206,047)	137,564	394,937	(532,501)	(206,047)
Non-controlling interest	—	—	83,886	—	83,886
Total stockholders’ (deficiency) equity	(206,047)	137,564	478,823	(532,501)	(122,161)
Total liabilities and stockholders’ deficiency	$898,756	$381,593	$579,573	$(549,166)	$1,310,756

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$211,751	$9,724	$104,890	$—	$326,365
Investment securities available for sale	202,252	66,848	—	—	269,100
Accounts receivable - trade, net	—	18,024	5,304	—	23,328
Intercompany receivables	795	267	—	(1,062)	—
Inventories	—	90,323	—	—	90,323
Income taxes receivable, net	1,055	463	21	1,743	3,282
Restricted assets	—	1,181	1,414	—	2,595
Other current assets	585	9,133	26,686	—	36,404
Total current assets	416,438	195,963	138,315	681	751,397
Property, plant and equipment, net	2,648	61,149	20,315	—	84,112
Real estate held for sale, net	—	—	10,643	—	10,643
Long-term investments	51,506	519	698	—	52,723
Investments in real estate ventures	—	—	163,460	—	163,460
Investments in consolidated subsidiaries	518,567	—	—	(518,567)	—
Restricted assets	1,707	10,306	—	—	12,013
Goodwill and other intangible assets,net	—	107,511	162,461	—	269,972
Prepaid pension costs	—	25,032	—	—	25,032
Other assets	40,913	10,743	2,246	—	53,902
Total assets	$1,031,779	$411,223	$498,138	$(517,886)	$1,423,254
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$25,000	$27,248	$392	$—	$52,640
Current portion of fair value of derivatives embedded within convertible debt	884	—	—	—	884
Current portion of employee benefits	—	931	—	—	931
Intercompany payables	—	—	1,062	(1,062)	—
Income taxes payable, net	—	—	—	1,743	1,743
Litigation accruals and current payments due under the Master Settlement Agreement	—	29,471	—	—	29,471
Other current liabilities	36,653	58,677	31,425	—	126,755
Total current liabilities	62,537	116,327	32,879	681	212,424
Notes payable, long-term debt and other obligations, less current portion	852,560	8,120	31	—	860,711
Fair value of derivatives embedded within convertible debt	168,502	—	—	—	168,502
Non-current employee benefits	32,842	16,472	—	—	49,314
Deferred income taxes, net	14,176	43,058	38,670	—	95,904
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	921	51,775	4,383	—	57,079
Total liabilities	1,131,538	235,752	75,963	681	1,443,934
Commitments and contingencies
Stockholders’ (deficiency) equity attributed to Vector Group Ltd.	(99,759)	175,471	343,096	(518,567)	(99,759)
Non-controlling interest	—	—	79,079	—	79,079
Total stockholders’ (deficiency) equity	(99,759)	175,471	422,175	(518,567)	(20,680)
Total liabilities and stockholders’ deficiency	$1,031,779	$411,223	$498,138	$(517,886)	$1,423,254

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Year Ended December 31, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$1,016,279	$641,406	$(488)	$1,657,197
Expenses:
Cost of sales	—	699,440	410,287	—	1,109,727
Operating, selling, administrative and general expenses	29,237	84,437	207,035	(488)	320,221
Litigation, settlement and judgment expense	—	20,072	—	—	20,072
Management fee expense	—	10,250	—	(10,250)	—
Restructuring charges	—	7,257	—	—	7,257
Operating (loss) income	(29,237)	194,823	24,084	10,250	199,920
Other income (expenses):
Interest expense	(115,731)	(4,953)	(7)	—	(120,691)
Change in fair value of derivatives embedded within convertible debt	24,455	—	—	—	24,455
Equity in earnings from real estate ventures	—	—	2,001	—	2,001
Equity in losses from investments	(2,640)	(41)	—	—	(2,681)
(Loss) gain on sale of investment securities available for sale	(2,037)	13,175	—	—	11,138
Impairment of investment securities available for sale	(4,859)	(7,987)	—	—	(12,846)
Equity in earnings in consolidated subsidiaries	125,042	—	—	(125,042)	—
Management fee income	10,250	—	—	(10,250)	—
Other, net	4,016	639	1,754	—	6,409
Income before provision for income taxes	9,259	195,656	27,832	(125,042)	107,705
Income tax benefit (expense)	49,939	(82,282)	(8,890)	—	(41,233)
Net income	59,198	113,374	18,942	(125,042)	66,472
Net income attributed to non-controlling interest	—	—	(7,274)	—	(7,274)
Net income attributed to Vector Group Ltd.	$59,198	$113,374	$11,668	$(125,042)	$59,198
Comprehensive income attributed to non-controlling interest	$—	$—	$(7,274)	$—	$(7,274)
Comprehensive income attributed to Vector Group Ltd.	$52,228	$105,456	$11,668	$(117,124)	$52,228

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Year Ended December 31, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$1,030,157	$561,467	$(309)	$1,591,315
Expenses:
Cost of sales	—	743,032	354,028	—	1,097,060
Operating, selling, administrative and general expenses	24,262	90,208	165,181	(309)	279,342
Litigation, settlement and judgment expense	—	2,475	—	—	2,475
Management fee expense	—	9,870	—	(9,870)	—
Operating (loss) income	(24,262)	184,572	42,258	9,870	212,438
Other income (expenses):
Interest expense	(157,321)	(4,241)	(41)	612	(160,991)
Change in fair value of derivatives embedded within convertible debt	19,409	—	—	—	19,409
Acceleration of interest expense related to debt conversion	(5,205)	—	—	—	(5,205)
Equity in earnings from real estate ventures	—	—	4,103	—	4,103
Equity in earnings from investments	3,122	18	—	—	3,140
Loss on sale of investment securities available for sale	(11)	—	—	—	(11)
Equity in earnings in consolidated subsidiaries	124,001	—	—	(124,001)	—
Management fee income	9,870	—	—	(9,870)	—
Other, net	4,178	1,044	4,786	(612)	9,396
(Loss) income before provision for income taxes	(26,219)	181,393	51,106	(124,001)	82,279
Income tax benefit (expense)	63,064	(78,801)	(17,428)	—	(33,165)
Net income	36,845	102,592	33,678	(124,001)	49,114
Net income attributed to non-controlling interest	—	—	(12,258)	—	(12,258)
Net income attributed to Vector Group Ltd.	$36,845	$102,592	$21,420	$(124,001)	$36,856
Comprehensive income attributed to non-controlling interest	$—	$—	$(12,258)	$—	$(12,258)
Comprehensive income attributed to Vector Group Ltd.	$34,922	$102,536	$21,420	$(123,956)	$34,922

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Revenues	$—	$1,014,341	$65,580	$—	$1,079,921
Expenses:
Cost of sales	—	729,393	37,638	—	767,031
Operating, selling, administrative and general expenses	23,685	77,780	12,133	—	113,598
Litigation judgment expense	—	88,106	—	—	88,106
Management fee expense	—	9,508	—	(9,508)	—
Operating (loss) income	(23,685)	109,554	15,809	9,508	111,186
Other income (expenses):
Interest expense	(130,417)	(1,716)	(14)	—	(132,147)
Changes in fair value of derivatives embedded within convertible debt	18,935	—	—	—	18,935
Acceleration of interest expense related to debt conversion	(12,414)	—	—	—	(12,414)
Loss on extinguishment of debt	(21,458)	—	—	—	(21,458)
Equity in earnings from real estate ventures	—	—	22,925	—	22,925
(Loss) gain on sale of investment securities available for sale	(272)	5,424	—	—	5,152
Gain on acquisition of Douglas Elliman	—	—	60,842	—	60,842
Equity in earnings from investments	3,126	—	—	—	3,126
Equity in earnings in consolidated subsidiaries	144,689	—	—	(144,689)	—
Management fee income	9,508	—	—	(9,508)	—
Other, net	1,462	2,763	348	—	4,573
(Loss) income before provision for income taxes	(10,526)	116,025	99,910	(144,689)	60,720
Income tax benefit (expense)	47,826	(30,758)	(40,740)	—	(23,672)
Net income	37,300	85,267	59,170	(144,689)	37,048
Net loss attributed to non-controlling interest	—	—	252	—	252
Net income attributed to Vector Group Ltd.	$37,300	$85,267	$59,422	$(144,689)	$37,300
Comprehensive loss attributed to non-controlling interest	$—	$—	$252	$—	$252
Comprehensive income attributed to Vector Group Ltd.	$52,894	$102,344	$59,422	$(161,766)	$52,894

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Year Ended December 31, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$136,370	$172,065	$45,715	$(209,671)	$144,479
Cash flows from investing activities:
Sale of investment securities	256,161	14,415	—	—	270,576
Maturities of investment securities	5,491	—	—	—	5,491
Purchase of investment securities	(207,822)	(6,324)	—	—	(214,146)
Proceeds from sale or liquidation of long-term investments	1,106	—	197	—	1,303
Purchase of long-term investments	(10,000)	—	—	—	(10,000)
Investments in real estate ventures	—	—	(70,272)	—	(70,272)
Distributions from investments in real estate ventures	—	—	17,563	—	17,563
Increase in cash surrender value of life insurance policies	(1,257)	(485)	—	—	(1,742)
Increase in restricted assets	(6)	(6,883)	—	—	(6,889)
Issuance of notes receivable	—	—	(4,410)	—	(4,410)
Investments in subsidiaries	(103,174)	—	—	103,174	—
Proceeds from sale of fixed assets	—	4	—	—	4
Repayment of notes receivable	—	—	4,000	—	4,000
Capital expenditures	—	(3,730)	(7,247)	—	(10,977)
Proceeds from sale of preferred securities	—	—	1,000	—	1,000
Investments in real estate held for sale	—	—	(12,603)	—	(12,603)
Pay down of investment securities	8,739	—	—	—	8,739
Net cash used in investing activities	(50,762)	(3,003)	(71,772)	103,174	(22,363)
Cash flows from financing activities:
Proceeds from issuance of debt	—	1,799	306	—	2,105
Deferred financing costs	—	(624)	—	—	(624)
Repayments of debt	—	(6,362)	(322)	—	(6,684)
Borrowings under revolver	—	153,361	—	—	153,361
Repayments on revolver	—	(167,915)	—	—	(167,915)
Capital contributions received	—	33,658	69,516	(103,174)	—
Intercompany dividends paid	—	(181,825)	(29,343)	211,168	—
Dividends and distributions on common stock	(188,151)	—	—	—	(188,151)
Distributions to non-controlling interest	—	—	(3,280)	—	(3,280)
Contributions from non-controlling interest	—	—	813	—	813
Proceeds from exercise of Vector options	1,441	—	—	—	1,441
Tax benefit of options exercised	821	1,497	—	(1,497)	821
Net cash (used in) provided by financing activities	(185,889)	(166,411)	37,690	106,497	(208,113)
Net (decrease) increase in cash and cash equivalents	(100,281)	2,651	11,633	—	(85,997)
Cash and cash equivalents, beginning of year	211,751	9,724	104,890	—	326,365
Cash and cash equivalents, end of year	$111,470	$12,375	$116,523	$—	$240,368

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Year Ended December 31, 2014
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$61,779	$83,671	$62,656	$(100,730)	$107,376
Cash flows from investing activities:
Sale of investment securities	154,615	—	—	—	154,615
Maturities of investment securities	930	—	—	—	930
Purchase of investment securities	(299,417)	(6,314)	—	—	(305,731)
Proceeds from sale of or liquidation of long-term investments	2,367	—	49	—	2,416
Purchase of long-term investments	(12,000)	—	—	—	(12,000)
Investments in real estate ventures	—	—	(40,916)	—	(40,916)
Distributions from investments in real estate ventures	—	—	7,309	—	7,309
Increase in cash surrender value of life insurance policies	—	(484)	—	—	(484)
Decrease (increase) in restricted assets	188	(371)	(689)	—	(872)
Issuance of notes receivable	(35,000)	—	(8,250)	35,000	(8,250)
Investments in subsidiaries	(85,278)	—	—	85,278	—
Proceeds from sale of fixed assets	—	4	—	—	4
Purchase of subsidiaries	—	—	(750)	—	(750)
Repayment of notes receivable	35,000	—	4,850	(35,000)	4,850
Purchase of preferred securities	—	—	(1,000)	—	(1,000)
Capital expenditures	(15)	(16,466)	(6,923)	—	(23,404)
Pay down of investment securities	1,849	—	—	—	1,849
Net cash used in investing activities	(236,761)	(23,631)	(46,320)	85,278	(221,434)
Cash flows from financing activities:
Proceeds from issuance of debt	408,750	40,164	—	(35,000)	413,914
Deferred financing costs	(12,360)	—	—	—	(12,360)
Repayments of debt	—	(43,724)	(3,877)	35,000	(12,601)
Borrowings under revolver	—	886,130	—	—	886,130
Repayments on revolver	—	(898,788)	—	—	(898,788)
Capital contributions received	—	15,270	70,008	(85,278)	—
Intercompany dividends paid	—	(61,180)	(39,550)	100,730	—
Dividends and distributions on common stock	(167,328)	—	—	—	(167,328)
Distributions to non-controlling interest	—	—	(9,339)	—	(9,339)
Proceeds from exercise of Vector options	5,151	—	—	—	5,151
Tax benefit of options exercised	1,178	—	—	—	1,178
Net cash provided by (used in) financing activities	235,391	(62,128)	17,242	15,452	205,957
Net increase (decrease) in cash and cash equivalents	60,409	(2,088)	33,578	—	91,899
Cash and cash equivalents, beginning of year	151,342	11,812	71,312	—	234,466
Cash and cash equivalents, end of year	$211,751	$9,724	$104,890	$—	$326,365

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Net cash provided by (used in) operating activities	$71,730	$115,829	$(16,239)	$(119,294)	$52,026
Cash flows from investing activities:
Sale of investment securities	110,419	6,602	—	—	117,021
Maturities of investment securities	27	—	—	—	27
Purchase of investment securities	(159,463)	(11,000)	—	—	(170,463)
Proceeds from sale or liquidation of long-term investments	10,847	—	80	—	10,927
Purchase of long-term investments	(5,000)	(501)	—	—	(5,501)
Investments in real estate ventures	—	—	(75,731)	—	(75,731)
Distributions from investments in real estate ventures	—	—	3,142	—	3,142
Increase in cash surrender value of life insurance policies	(144)	(484)	—	—	(628)
Decrease in restricted assets	3	1,078	—	—	1,081
Issuance of notes receivable	—	—	(8,600)	—	(8,600)
Proceeds from sale of fixed assets	35	13	—	—	48
Cash acquired in Douglas Elliman consolidation	—	—	116,935	—	116,935
Purchase of subsidiaries	—	—	(67,616)	—	(67,616)
Investments in subsidiaries	(155,961)	—	—	155,961	—
Capital expenditures	(2,297)	(9,784)	(1,194)	—	(13,275)
Pay down of investment securities	681	—	—	—	681
Net cash used in investing activities	(200,853)	(14,076)	(32,984)	155,961	(91,952)
Cash flows from financing activities:
Proceeds from issuance of debt	450,000	4,687	3,080	—	457,767
Repayments of debt	(415,000)	(7,466)	(115)	—	(422,581)
Deferred financing charges	(11,750)	—	—	—	(11,750)
Borrowings under revolver	—	978,788	—	—	978,788
Repayments on revolver	—	(977,794)	—	—	(977,794)
Capital contributions received	—	13,950	142,011	(155,961)	—
Intercompany dividends paid	—	(105,882)	(13,412)	119,294	—
Dividends and distributions on common stock	(144,711)	—	—	—	(144,711)
Distributions to non-controlling interest	—	—	(11,764)	—	(11,764)
Proceeds from exercise of Vector options	544	—	—	—	544
Tax benefit of options exercised	38	—	—	—	38
Net cash (used in) provided by financing activities	(120,879)	(93,717)	119,800	(36,667)	(131,463)
Net (decrease) increase in cash and cash equivalents	(250,002)	8,036	70,577	—	(171,389)
Cash and cash equivalents, beginning of year	401,344	3,776	735	—	405,855
Cash and cash equivalents, end of year	$151,342	$11,812	$71,312	$—	$234,466

VECTOR GROUP LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2015
Allowances for:
Doubtful accounts	$37	$75	$—	$112
Cash discounts	415	25,616	25,664	367
Deferred tax valuation allowance	4,933	—	1,033	3,900
Sales returns	7,720	8,516	8,414	7,822
Total	$13,105	$34,207	$35,111	$12,201
Year Ended December 31, 2014
Allowances for:
Doubtful accounts	$192	$31	$186	$37
Cash discounts	241	25,801	25,627	415
Deferred tax valuation allowance	6,014	—	1,081	4,933
Sales returns	4,420	6,886	3,586	7,720
Total	$10,867	$32,718	$30,480	$13,105
Year Ended December 31, 2013
Allowances for:
Doubtful accounts	$318	$198	$324	$192
Cash discounts	259	25,207	25,225	241
Deferred tax valuation allowance	6,310	—	296	6,014
Sales returns	4,067	4,019	3,666	4,420
Total	$10,954	$29,424	$29,511	$10,867