Form 10-Q
period 2016-03-31
VECTOR GROUP LTD
filed 2016-04-29
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2016

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
☐ Yes ☒ No

At April 28, 2016, Vector Group Ltd. had 123,792,329 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31, 2016	December 31, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$209,048	$240,368
Investment securities available for sale	152,700	181,976
Accounts receivable - trade, net	20,449	23,889
Inventories	92,451	86,516
Income taxes receivable, net	4,621	2,841
Restricted assets	9,628	9,195
Other current assets	37,748	38,954
Total current assets	526,645	583,739
Property, plant and equipment, net	73,608	75,632
Real estate held for sale, net	23,366	23,318
Long-term investments	59,488	62,726
Investments in real estate ventures	225,033	217,168
Restricted assets	14,887	12,303
Goodwill and other intangible assets, net	263,413	263,959
Prepaid pension costs	20,976	20,650
Other assets	21,373	21,120
Total assets	$1,228,789	$1,280,615
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$25,927	$8,919
Current payments due under the Master Settlement Agreement	43,705	29,241
Current portion of employee benefits	914	915
Income taxes payable, net	—	96
Litigation accruals	7,686	22,904
Other current liabilities	113,085	154,217
Total current liabilities	191,317	216,292
Notes payable, long-term debt and other obligations, less current portion	864,554	856,108
Fair value of derivatives embedded within convertible debt	134,348	144,042
Non-current employee benefits	55,171	55,055
Deferred income taxes, net	85,069	79,429
Payments due under the Master Settlement Agreement	20,094	20,094
Litigation accruals	22,034	24,718
Other liabilities	10,062	7,038
Total liabilities	1,382,649	1,402,776
Commitments and contingencies (Note 7)
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 shares authorized, 123,792,329 shares issued and outstanding	12,379	12,379
Accumulated deficit	(238,180)	(210,113)
Accumulated other comprehensive income	(8,270)	(8,313)
Total Vector Group Ltd. stockholders' deficiency	(234,071)	(206,047)
Non-controlling interest	80,211	83,886
Total stockholders' deficiency	(153,860)	(122,161)
Total liabilities and stockholders' deficiency	$1,228,789	$1,280,615

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Tobacco*	$221,015	$228,085
Real estate	159,747	132,256
E-Cigarettes	38	419
Total revenues	380,800	360,760

Expenses:
Cost of sales:
Tobacco*	136,738	157,030
Real estate	99,678	84,358
E-Cigarettes	6	630
Total cost of sales	236,422	242,018

Operating, selling, administrative and general expenses	79,828	74,181
Litigation settlement and judgment expense	2,350	843
Restructuring charges	41	—
Operating income	62,159	43,718

Other income (expenses):
Interest expense	(30,720)	(31,746)
Change in fair value of derivatives embedded within convertible debt	9,694	6,460
Equity in (losses) earnings from real estate ventures	(507)	338
Equity in (losses) earnings from investments	(1,671)	612
Gain on sale of investment securities available for sale	567	13,029
Impairment of investment securities available for sale	(4,813)	—
Other, net	1,047	1,937
Income before provision for income taxes	35,756	34,348
Income tax expense	14,363	12,867

Net income	21,393	21,481

Net income attributed to non-controlling interest	(2,055)	(260)

Net income attributed to Vector Group Ltd.	$19,338	$21,221

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.16	$0.18

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.16	$0.18

Dividends declared per share	$0.40	$0.38

* Revenues and cost of sales include excise taxes of $90,846 and $97,359, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2016	2015

Net income	$21,393	$21,481

Net unrealized losses on investment securities available for sale:
Change in net unrealized (losses) gains	(4,634)	20,910
Net unrealized losses (gains) reclassified into net income	4,246	(13,029)
Net unrealized (losses) gains on investment securities available for sale	(388)	7,881

Net unrealized gains on long-term investments accounted for under the equity method:
Net unrealized gains on long-term investments accounted for under the equity method	—	14

Net change in forward contracts	9	16

Net change in pension-related amounts
Amortization of loss	445	267
Net change in pension-related amounts	445	267

Other comprehensive income	66	8,178

Income tax effect on:
Change in net unrealized (losses) gains on investment securities	1,908	(8,460)
Net unrealized losses (gains) reclassified into net income on investment securities	(1,745)	5,387
Change in unrealized gains on long-term investments accounted for under the equity method	—	(6)
Forward contracts	(3)	(6)
Pension-related amounts	(183)	(111)
Income tax provision on other comprehensive income	(23)	(3,196)

Other comprehensive income, net of tax	43	4,982

Comprehensive income	21,436	26,463

Comprehensive income attributed to non-controlling interest	(2,055)	(260)
Comprehensive income attributed to Vector Group Ltd.	$19,381	$26,203

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance, January 1, 2016	123,792,329	$12,379	$—	$(210,113)	$(8,313)	$83,886	$(122,161)
Net income	—	—	—	19,338	—	2,055	21,393
Total other comprehensive income	—	—	—	—	43	—	43
Total comprehensive income	—	—	—	—	—	—	21,436
Distributions and dividends on common stock	—	—	(2,307)	(47,405)	—	—	(49,712)
Stock-based compensation	—	—	2,307	—	—	—	2,307
Contributions from non-controlling interest	—	—	—	—	—	248	248
Distributions to non-controlling interest	—	—	—	—	—	(5,978)	(5,978)
Balance as of March 31, 2016	123,792,329	$12,379	$—	$(238,180)	$(8,270)	$80,211	$(153,860)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net cash (used in) provided by operating activities	$(4,936)	$7,828
Cash flows from investing activities:
Sale of investment securities	51,218	74,591
Maturities of investment securities	343	947
Purchase of investment securities	(29,112)	(67,628)
Proceeds from sale or liquidation of long-term investments	—	1,216
Purchase of long-term investments	—	(5,000)
Investments in real estate ventures	(5,795)	(7,816)
Distributions from investments in real estate ventures	12	—
Increase in cash surrender value of life insurance policies	(62)	(606)
Increase in restricted assets	(3,017)	(6,933)
Proceeds from sale of fixed assets	—	3
Capital expenditures	(3,915)	(3,156)
Pay downs of investment securities	2,174	1,594
Investments in real estate held for sale	(49)	—
Net cash provided by (used in) investing activities	11,797	(12,788)
Cash flows from financing activities:
Proceeds from issuance of debt	57	—
Deferred financing costs	—	(585)
Repayments of debt	(1,576)	(1,857)
Borrowings under revolver	59,426	107,668
Repayments on revolver	(41,482)	(110,792)
Dividends and distributions on common stock	(48,876)	(46,350)
Contributions from non-controlling interest	248	—
Distributions to non-controlling interest	(5,978)	—
Proceeds from exercise of Vector options	—	809
Tax benefit of options exercised	—	274
Net cash used in financing activities	(38,181)	(50,833)
Net decrease in cash and cash equivalents	(31,320)	(55,793)
Cash and cash equivalents, beginning of period	240,368	326,365
Cash and cash equivalents, end of period	$209,048	$270,572

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation:

The condensed consolidated financial statements of Vector Group Ltd. (the “Company” or “Vector”) include the accounts of VGR Holding LLC (“VGR Holding”), Liggett Group LLC (“Liggett”), Vector Tobacco Inc. (“Vector Tobacco”), Liggett Vector Brands LLC (“Liggett Vector Brands”), Zoom E-Cigs LLC (“Zoom”), New Valley LLC (“New Valley”) and other less significant subsidiaries. New Valley includes the accounts of Douglas Elliman Realty, LLC (“Douglas Elliman”) and other less significant subsidiaries. All intercompany balances and transactions have been eliminated.
Liggett and Vector Tobacco are engaged in the manufacture and sale of cigarettes in the United States. Zoom is engaged in the sale of electronic cigarettes in the United States. New Valley is engaged in the real estate business.
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, in management's opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
Revisions to December 31, 2015 Consolidated Balance Sheet. In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest” (“ASU 2015-03”), which requires debt issuance costs to be reported in the balance sheet as a direct deduction from the face amount of the note. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015. This amendment must be applied retrospectively to all periods presented. The Company adopted the provisions of this ASU retrospectively in the first quarter of 2016, and adjusted all prior periods accordingly.  The adoption of this ASU will simplify the presentation of debt issuance costs and reduce complexity without decreasing the usefulness of information provided to users of financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The cumulative impacts of the application of the new ASU are presented in the table below:

	December 31, 2015
	As Previously Reported	ASU Adoption	As Revised

Other assets	$51,261	$(30,141)	$21,120
Total assets	$1,310,756	$(30,141)	1,280,615

Notes payable, long-term debt and other obligations, less current portion	$886,249	$(30,141)	$856,108
Total liabilities	1,432,917	(30,141)	1,402,776
Total stockholders' deficiency	(122,161)	—	(122,161)
Total liabilities and stockholders' deficiency	$1,310,756	$(30,141)	$1,280,615

Adoption of Equity Method. The Company adopted the equity method of accounting for its investments in Ladenburg Thalmann Financial Services Inc. (“LTS”) and Castle Brands Inc. (“Castle”) in 2015 because the Company determined that it had significant influence due to the evolution of the relationships with each company. In accordance with ASC 323-35-33, the Company has adjusted its condensed consolidated financial statements, retrospectively, on a step-by-step basis as if the equity method had been in effect since inception.
The cumulative impact of the retrospective application of the equity method of accounting for the two investments are presented in the table below:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three months ended
	March 31, 2015
	As Previously Reported	Revision	As Revised

Operating, selling, administrative and general expenses	$73,944	$237	$74,181

Operating income	43,955	(237)	43,718

Equity in (losses) earnings from investments	(37)	649	612

Other, net	1,896	41	1,937

Income before provision for income taxes	33,895	453	34,348
Income tax expense	12,679	188	12,867
Net income	21,216	265	21,481

Net income attributed to Vector Group Ltd.	20,956	265	21,221

Other comprehensive income (loss), net of tax	1,999	2,983	4,982

Comprehensive income	23,215	3,248	26,463

Comprehensive income attributed to Vector Group Ltd.	$22,955	$3,248	$26,203

(b)	Distributions and Dividends on Common Stock:

The Company records distributions on its common stock as dividends in its condensed consolidated statement of stockholders' deficiency to the extent of retained earnings and accumulated paid-in capital. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in capital to the extent paid-in-capital is available. The Company’s stock dividends are recorded as stock splits and given retroactive effect to earnings per share for all periods presented.

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

Net income for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended
	March 31,
	2016	2015
Net income attributed to Vector Group Ltd.	$19,338	$21,221
Income attributed to participating securities	(633)	(630)
Net income available to common shares attributed to Vector Group Ltd.	$18,705	$20,591

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended
	March 31,
	2016	2015
Weighted-average shares for basic EPS	118,058,860	116,990,724
Plus incremental shares related to stock options and non-vested restricted stock	194,424	201,456
Weighted-average shares for diluted EPS	118,253,284	117,192,180

The following were outstanding during the three months ended March 31, 2016 and 2015, but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended
	March 31,
	2016	2015
Weighted-average shares of non-vested restricted stock	1,200,000	—
Weighted-average expense per share	$22.75	$—
Weighted-average number of shares issuable upon conversion of debt	24,895,477	25,779,073
Weighted-average conversion price	$19.63	$19.32

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(e)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company's debt when compared to risk-free securities with the same duration. A readily determinable fair market value of the embedded derivatives is not available. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of the Company's stock price. At March 31, 2016, the range of estimated fair market values of the Company's embedded derivatives was between $133,267 and $135,403. The Company recorded the fair market value of its embedded derivatives at the approximate midpoint of the range at $134,348 as of March 31, 2016. At December 31, 2015, the range of estimated fair market values of the Company's embedded derivatives was between $143,422 and $144,660. The Company recorded the fair market value of its embedded derivatives at the midpoint of the range at $144,042 as of December 31, 2015. The estimated fair market value of the Company's embedded derivatives could change significantly based on future market conditions. (See Note 6.)

(f)	Investment in Real Estate Ventures:

The Company's investment in real estate ventures are subject to evaluation under ASU No. 2015-02, "Consolidation" ("ASU 2015-02) which requires all legal entities to be evaluated as either a voting interest entity or a Variable Interest Entities ("VIE"). The guidance is effective for financial statements of public companies issued for fiscal years beginning after December 15, 2015. The Company has followed the decision tree set forth in ASC 810-10-05-6 in analyzing each of its investments in real estate ventures. The Company examines specific criteria and uses judgment when determining if the real estate venture is a VIE and then if the Company is the primary beneficiary of a VIE. Factors considered in the qualification of a VIE include sufficient equity investment at risk, disproportionate voting rights and substantially all of the activities are conducted on behalf of an investor with disproportionately few voting rights, and characteristics of a controlling financial interest.
Accounting guidance requires the Company to perform the VIE primary-beneficiary assessment for entities determined to be VIEs. The Company is required to consolidate all VIEs in which the Company is the primary beneficiary. The guidance requires consolidation of VIEs that a reporting entity has a controlling financial financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly affect the VIE's economic performance and (b) the obligation to absorb losses or the right to receive residual returns of the VIE that could potentially be significant to the VIE.
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

(g)	Other Income, Net:

Other income, net consisted of:

	Three Months Ended
	March 31,
	2016	2015
Interest and dividend income	$1,324	$1,740
Gain on long-term investment	—	200
Impairment of long-term investments	(282)	—
Other expense	5	(3)
Other income, net	$1,047	$1,937

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h)	Other Current Liabilities:
Other current liabilities consisted of:

	March 31, 2016	December 31, 2015
Accounts payable	$10,865	$19,639
Accrued promotional expenses	20,733	24,816
Accrued excise and payroll taxes payable, net	18,690	26,556
Accrued interest	16,523	28,147
Commissions payable	8,770	11,008
Accrued salary and benefits	9,117	20,134
Other current liabilities	28,387	23,917
Total other current liabilities	$113,085	$154,217

(i)	Goodwill and Other Intangible Assets:

The components of “Goodwill and other intangible assets, net” were as follows:

	March 31, 2016	December 31, 2015
Goodwill	$70,791	$70,791

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	5,111	5,657

Total goodwill and other intangible assets, net	$263,413	$263,959

(j)	Commitments:

Douglas Elliman Lease Extension. On March 31, 2016, Douglas Elliman extended the duration of an existing lease and entered into a sublease for additional space in New York. The agreement extended the lease term from 2018 to 2032. The new agreements could increase the Company’s lease commitments by $0 in 2016, $1,164 in 2017, $1,412 in 2018, $3,733 in 2019, $5,394 in 2020 and $69,460 thereafter.

(k)	New Accounting Pronouncements:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 modifies U.S. Generally Accepted Accounting Principles ("GAAP") by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. ASU 2016-09 is effective for the Company's fiscal year beginning January 1, 2017, including interim periods. Early application is permitted. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on the Company's condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. The Company is currently evaluating the method and impact the adoption of this ASU and ASU 2014-09 will have on the Company's condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods. The adoption of ASU 2016-07 is not expected to have a material effect on the Company’s condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force) ("ASU 2016-06"). ASU 2016-06 clarifies the requirement for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under ASU 2016-06 is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments in ASU 2016-06 are effective for the Company's fiscal year beginning January 1, 2017, including interim periods. The Company is currently evaluating the method and impact the adoption of this ASU 2016-06 will have on the Company's condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current U.S. GAAP. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2019 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company's condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. ASU 2016-01 will be effective for the Company’s fiscal year beginning January 1, 2018 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-01 will have on the Company’s condensed consolidated financial statements.

In May 2014, FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-9”). ASU 2014-9 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. As amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date the new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

periods beginning subsequent to December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method and it has not determined the impact of the new standard on its condensed consolidated financial statements.

2.	INVENTORIES

Inventories consist of:

	March 31, 2016	December 31, 2015
Leaf tobacco	$51,035	$49,856
Other raw materials	3,423	3,578
Work-in-process	918	789
Finished goods	65,781	61,493
E-Cigarettes	74	80
Inventories at current cost	121,231	115,796
LIFO adjustments	(28,780)	(29,280)
	$92,451	$86,516

All of the Company's inventories at March 31, 2016 and December 31, 2015 are reported under the LIFO method. The $28,780 LIFO adjustment as of March 31, 2016 decreases the current cost of inventories by $19,363 for Leaf tobacco, $643 for Other raw materials, $33 for Work-in-Process, $8,736 for Finished goods and $5 for E-Cigarettes. The $29,280 LIFO adjustment as of December 31, 2015 decreased the current cost of inventories by $19,863 for Leaf tobacco, $643 for Other raw materials, $33 for Work-in-Process, $8,736 for Finished goods and $5 for E-Cigarettes.

Liggett enters into purchase commitments for leaf tobacco that will be used entirely for future production. The future quantities of leaf tobacco and prices are established at the date of the commitments. At March 31, 2016, Liggett had tobacco purchase commitments of approximately $24,397. Liggett has a single source supply agreement for fire safe cigarette paper through 2019.

The Company capitalizes the incremental prepaid cost of the MSA in ending inventory. Each year, the Company capitalizes in inventory that portion of its MSA liability that relates to cigarettes shipped to public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $15,390 and $15,796 at March 31, 2016 and December 31, 2015, respectively. Federal excise tax in inventory was $25,159 and $23,455 at March 31, 2016 and December 31, 2015,

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at March 31, 2016 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$37,947	$18,822	$(238)	$56,531
Mutual funds invested in fixed income securities	20,215	77	—	20,292
Marketable debt securities	75,120	757	—	75,877
Total investment securities available for sale	$133,282	$19,656	$(238)	$152,700

The components of investment securities available for sale at December 31, 2015 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$47,502	$19,833	$(62)	$67,273
Mutual funds invested in fixed income securities	20,126	—	(15)	20,111
Marketable debt securities	94,540	52	—	94,592
Total investment securities available for sale	$162,168	$19,885	$(77)	$181,976

The table below summarizes the maturity dates of marketable debt securities at March 31, 2016.

Investment Type:	Market Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$22,730	$—	$22,730	$—
Corporate securities	35,592	433	35,159	—
U.S. mortgage-backed securities	5,369	605	4,764	—
Commercial mortgage-backed securities	5,605	4,526	1,079	—
U.S. asset-backed securities	4,443	3,857	586	—
Index-linked U.S. bonds	2,138	—	2,138	—
Total marketable debt securities by maturity dates	$75,877	$9,421	$66,456	$—

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The available-for-sale investment securities with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	In loss position for
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
March 31, 2016
Marketable equity securities	$5,762	$(238)	$—	$—	$5,762	$(238)
	$5,762	$(238)	$—	$—	$5,762	$(238)

December 31, 2015
Marketable equity securities	$5,938	$(62)	$—	$—	$5,938	$(62)
Mutual funds invested in fixed income securities	10,053	(15)	—	—	10,053	(15)
	$15,991	$(77)	$—	$—	$15,991	$(77)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from equity and debt securities are due to market price movements. The Company believes the unrealized losses associated with the Company's equity securities will be recovered in the future.

Gross realized gains and losses on available-for-sale investment securities were as follows:

	Three Months Ended
	March 31,
	2016	2015
Gross realized gains on sales	$759	$13,564
Gross realized losses on sales	(192)	(535)
Gains on sale of investment securities available for sale	$567	$13,029

Gross realized losses on other-than-temporary impairments	$(4,813)	$—

The Company recorded an “Other-than-temporary impairment” charge of $4,813 during the three months ended March 31, 2016. The largest component of this charge was $4,772 related to Morgans Hotel Group Co., a company where Vector's President and Chief Executive Officer also serves as Chairman of the Board of Directors.
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
Proceeds from investment securities sales totaled $51,218 and $74,591 and proceeds from early redemptions by issuers totaled $2,517 and $2,541 in the three months ended March 31, 2016 and 2015, respectively, mainly from sales of Corporate securities and U.S. Government securities.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.	LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

	March 31, 2016	December 31, 2015
Investments accounted at cost	$39,949	$41,231
Investments accounted for under the equity method	19,539	21,495
	$59,488	$62,726

(a) Cost-Method Investments:

Long-term investments accounted for at cost consisted of the following:

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investments partnerships	$39,448	$41,386	$40,730	$44,217
Real estate partnership	501	505	501	552
	$39,949	$41,891	$41,231	$44,769

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
The Company invested $5,000 in a reinsurance company during the the three months ended March 31, 2015.
The long-term investments are carried on the consolidated balance sheet at cost. The fair value determination disclosed above would be classified as Level 3 under fair value hierarchy disclosed in Note 11 if such assets were recorded on the consolidated balance sheet at fair value. The fair value determinations disclosed above were based on company assumptions, and information obtained from the partnerships based on the indicated market values of the underlying assets of the investment portfolio.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(b) Equity-Method Investments:

Long-term investments accounted for under the equity method consisted of the following:

	March 31, 2016	December 31, 2015
Indian Creek Investors LP	$3,780	$4,989
Boyar Value Fund	7,286	7,302
Ladenburg Thalmann Financial Services Inc.	8,473	9,204
Castle Brands, Inc.	—	—
	$19,539	$21,495

The Company's investments accounted for under the equity method include the following: Indian Creek Investors LP (“Indian Creek”), Boyar Value Fund (“Boyar”), Ladenburg Thalmann Financial Services Inc. (“LTS”) and Castle Brands Inc. (“Castle”). At March 31, 2016, the Company's ownership percentages in Indian Creek, Boyar, LTS and Castle were 20.17%, 30.36%, 7.76% and 7.92%, respectively. The Company accounted for Indian Creek and Boyar interests as equity-method investments because the Company's ownership percentage meets the threshold for equity-method accounting. The Company accounted for the LTS and Castle interests as equity-method investments because the Company has the ability to exercise significant influence over their operating and financial policies.
The Company's investments under the equity method include an investment in Boyar. The value of the investment based on the quoted market price as of March 31, 2016 was $7,286, equal to its carrying value. Ladenburg Thalmann Fund Management, LLC, an indirect subsidiary of LTS, is the manager of Boyar.

At March 31, 2016, the aggregate values of the LTS and Castle investments based on the quoted market price were $35,478 and $11,911, respectively.
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
The Company received cash distributions of $285 and $1,433 from the Company's investments in long-term investments under the equity method for the three months ended March 31, 2016 and 2015, respectively. The Company recognized equity in losses from long-term investments under the equity method of $1,671 for the three months ended March 31, 2016 and equity in earnings from long-term investments under the equity method of $612 for the three months ended March 31, 2015. The Company has suspended its recognition of equity losses in Castle to the extent such losses exceed its basis.
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

5.	NEW VALLEY LLC
Residential Brokerage Business. New Valley is engaged in the real estate business and is seeking to acquire additional real estate properties and operating companies. The Company owns a 70.59% interest in Douglas Elliman and the condensed consolidated financial statements of the Company include the account balances of Douglas Elliman.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Investments in real estate ventures.  New Valley also holds equity investments in various real estate projects domestically and internationally. The components of “Investments in real estate ventures” were as follows:

	March 31, 2016	December 31, 2015
10 Madison Square Park (1107 Broadway)	$12,123	$11,391
The Marquand (11 East 68th Street)	13,054	13,900
11 Beach Street	13,527	13,209
20 Times Square (701 Seventh Avenue)	16,024	14,985
111 Murray Street	25,387	25,567
160 Leroy Street	4,530	3,952
215 Chrystie Street	5,666	5,592
The Dutch (25-19 43rd Avenue)	1,107	1,077
Queens Plaza (23-10 Queens Plaza South)	16,553	16,177
87 Park (8701 Collins Avenue)	8,770	8,658
125 Greenwich Street	9,870	9,750
West Hollywood Edition (9040 Sunset Boulevard)	14,416	10,510
76 Eleventh Avenue	18,487	17,967
Monad Terrace	6,849	6,608
Takanasee	4,816	4,680
Condominium and Mixed Use Development	171,179	164,023

Maryland Portfolio	—	—
ST Portfolio	16,270	15,754
Apartment Buildings	16,270	15,754

Park Lane Hotel	19,835	19,697
Hotel Taiwana	7,451	7,069
Coral Beach and Tennis Club	2,702	3,159
Hotels	29,988	29,925

The Plaza at Harmon Meadow	5,526	5,449
Commercial	5,526	5,449

Other	2,070	2,017

Investments in real estate ventures	$225,033	$217,168

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Condominium and Mixed-Use Development:
Condominium and mixed-use development investments range in ownership percentage from 3.1% to 49.5%. New Valley recorded net equity in losses of $1,183 for the three months ended March 31, 2016 from its condominium and mixed-used developments. New Valley recorded equity income of $536 for the three months ended March 31, 2015. The Company recorded $300 of equity income related to its proportionate share of the Marquand’s equity earnings from the sale of two of its units during the quarter and $236 from Chelsea Eleven for a distribution of excess amounts held back in 2012 for final expenses of the investment for the three months ended March 31, 2015.
During the three months ended March 31, 2016, New Valley made capital contributions totaling $5,077 related to ventures where New Valley previously held an investment, primarily at 20 Times Square, 160 Leroy Street, West Hollywood Edition, and Monad Terrace. For ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners. New Valley's direct investment percentage did not change. During the three months ended March 31, 2015, New Valley made capital contributions totaling $1,352 primarily related to 215 Chrystie Street and the Dutch. New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners. New Valley's investment percentages did not change.
During the three months ended March 31, 2016, New Valley received distributions of $258 primarily related to income from marketing fees paid by 125 Greenwich Street. During the three months ended March 31, 2015, New Valley received distributions of $236 from its investment in Chelsea Eleven, which sold its last unit in 2012, for excess amounts held back in 2012 for final expenses of the investment.
New Valley's maximum exposure to loss, net of non-controlling interest, as a result of its investments in condominium and mixed-use developments was $153,669 at March 31, 2016.

New Valley capitalized $3,520 of interest expense into the carrying value of its ventures whose projects were currently under development during the three months ended March 31, 2016.

Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its joint venture investments. Douglas Elliman had gross commissions of approximately $2,405 for the three months ended March 31, 2016 from these projects.

Apartment Buildings:
Apartment building investments range in ownership percentage from 7.6% to 16.3%. New Valley recorded equity income of $516 for the three months ended March 31, 2016, related to the ST Portfolio apartment portfolio. New Valley recorded equity losses of $48 for the three months ended March 31, 2015, primarily related to equity losses of the Maryland Portfolio. New Valley received distributions of $212 during the three months ended March 31, 2015 , primarily related to the Maryland Portfolio. New Valley has suspended its recognition of equity losses in Maryland Portfolio to the extent such losses exceed its basis. New Valley's maximum exposure to loss as a result of its investment in apartment buildings was $16,270 at March 31, 2016.

Hotels:
Hotel investments range in ownership percentage from 5.2% to 49.0%. New Valley recorded equity losses of $655 for the three months ended March 31, 2016, related to hotel operations. New Valley recorded equity losses of $747 for the three months ended March 31, 2015. New Valley made capital contributions totaling $718 for the three months ended March 31, 2016, related to the Park Lane Hotel. New Valley made capital contributions totaling $533 for the three months ended March 31, 2015, primarily related to Coral Beach and Tennis Club. New Valley's maximum exposure to loss as a result of its investments in hotels was $29,988 at March 31, 2016.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Commercial:
Commercial ventures include a contribution by New Valley of $5,931 for a 49% interest in a joint venture which purchased a shopping center, The Plaza at Harmon Meadow, in New Jersey at the end of March 2015. New Valley recorded equity income of $212 for the three months ended March 31, 2016 related to shopping center rental operations. New Valley received distributions totaling $135 for the three months ended March 31, 2016, related to Harmon Meadow. New Valley's maximum exposure to loss as a result of its investments in commercial ventures was $5,526 at March 31, 2016.

Other:
Other investments in real estate ventures relate to a 50% investment in an insurance consulting company owned by Douglas Elliman.

Real Estate Held for Sale:
The components of “Real estate held for sale, net” were as follows:

	March 31, 2016	December 31, 2015
Escena, net	$10,714	$10,716
Sagaponack	12,652	12,602
Real estate held for sale, net	$23,366	$23,318

Escena.  The assets of “Escena, net” were as follows:

	March 31, 2016	December 31, 2015
Land and land improvements	$8,907	$8,907
Building and building improvements	1,874	1,875
Other	2,004	1,923
	12,785	12,705
Less accumulated depreciation	(2,071)	(1,989)
	$10,714	$10,716

New Valley recorded operating income of $508 and $725 for the three months ended March 31, 2016 and 2015, respectively, from Escena.

Investment in Sagaponack. In April 2015, New Valley has invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly owned and the balances of the project are included in the condensed consolidated financial statements of the Company. As of March 31, 2016, the assets of Sagaponack consist of land and land improvements of $12,652.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	March 31, 2016	December 31, 2015
Vector:
7.75% Senior Secured Notes due 2021, including premium of $7,685 and $8,014	$607,685	$608,014
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $127,301 and $132,119*	102,699	97,881
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $82,668 and $86,136*	176,082	172,614
Liggett:
Revolving credit facility	21,157	3,213
Term loan under credit facility	3,220	3,269
Equipment loans	8,227	9,716
Other	384	461
Notes payable, long-term debt and other obligations	919,454	895,168
Less:
Debt issuance costs	(28,973)	(30,141)
Total notes payable, long-term debt and other obligations	890,481	865,027
Less:
Current maturities	(25,927)	(8,919)
Amount due after one year	$864,554	$856,108
______________________
* The fair value of the derivatives embedded within the 7.5% Variable Interest Senior Convertible Notes ($66,558 at March 31, 2016 and $72,083 at December 31, 2015, respectively) and the 5.5% Variable Interest Senior Convertible Debentures ($67,790 at March 31, 2016 and $71,959 at December 31, 2015, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

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

Revolving Credit Facility and Term Loan Under Credit Facility - Liggett:

As of March 31, 2016, a total of $24,377 was outstanding under the revolving and term loan portions of the credit facility. Availability, as determined under the facility, was approximately $35,600 based on eligible collateral at March 31, 2016.

Shares of Common Stock per $1,000 Principal Amount due on Convertible Notes:

The conversion rates for all convertible debt outstanding as of March 31, 2016 and December 31, 2015, are summarized below:

	March 31, 2016		December 31, 2015
	Conversion Price	Shares per $1,000	Conversion Price	Shares per $1,000

7.5% Variable Interest Senior Convertible Notes due 2019	$15.98	62.5743	$15.98	62.5743
5.5% Variable Interest Senior Convertible Debentures due 2020	$24.64	40.5891	$24.64	40.5891

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Non-Cash Interest Expense - Vector:

	Three Months Ended
	March 31,
	2016	2015
Amortization of debt discount, net	$7,956	$5,627
Amortization of debt issuance costs	1,168	966
	$9,124	$6,593

Fair Value of Notes Payable and Long-Term Debt:

	March 31, 2016			December 31, 2015
	Carrying		Fair	Carrying		Fair
	Value		Value	Value		Value
Notes payable and long-term debt	$919,454	(1)	$1,292,584	$895,168	(1)	$1,297,875

______________________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 11.

Notes payable and long-term debt are carried on the condensed consolidated balance sheet at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 11 if such liabilities were recorded on the condensed consolidated balance sheet at fair value. The estimated fair value of the Company's notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company's credit risk as described in the Company's Form 10-K. The Company used the quoted market prices as of March 31, 2016 to determine the fair value of its publicly traded notes and debentures. The carrying value of the credit facility and term loan is equal to the fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

7.	CONTINGENCIES

Tobacco-Related Litigation:

Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). With the commencement of new cases, the defense costs and the risks relating to the unpredictability of litigation increase. The future financial impact of the risks and expenses of litigation are not quantifiable. For the three months ended March 31, 2016 and 2015, Liggett incurred tobacco product liability legal expenses and costs totaling $4,171 and $2,555, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the Condensed Consolidated Statements of Operations.

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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals of the Putney, Calloway, Buchanan, Lambert, Boatright and Ward cases Liggett, as of March 31, 2016, has secured approximately $15,767 in bonds.
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
Cautionary Statement About Engle Progeny Cases. Judgments have been entered against Liggett and other industry defendants in Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. As of March 31, 2016, 24 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts. Fifteen verdicts were returned in favor of the plaintiffs (although in two of these cases (Irimi and Cohen) the court granted defendants' motion for a new trial) and nine in favor of Liggett. In four of the cases, punitive damages were awarded against Liggett (although in Calloway, the punitive damages award was reversed and remanded to the trial court). In certain cases, the judgments were entered jointly and severally with other defendants and Liggett may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, Liggett under certain circumstances may have to pay more than its proportionate share of any bonding or judgment related amounts. Several of the judgments remain on appeal. Except as discussed in this Note 7 regarding the cases where an adverse verdict was entered against Liggett and that remain on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members’ claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett’s past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended, however, Liggett has entered into settlement discussions in individual cases or groups of cases, where Liggett has determined it was in its best interest to do so, and it may continue to do so in the future, including the remaining Engle progeny cases. In October 2013, Liggett announced a settlement of the claims of over 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement below). As of March 31, 2016, Liggett (and in certain cases the Company) had, on an individual basis, settled 174 Engle progeny cases for approximately $5,982 in the aggregate. Three of those settlements occurred in the first quarter of 2016.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Individual Actions
As of March 31, 2016, there were 37 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases or the individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	12
Maryland	12
New York	7
Louisiana	2
West Virginia	2
Missouri	1
Ohio	1
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
Engle Progeny Settlement. In October 2013, the Company entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with approximately $61,600 paid in a lump sum and the balance to be paid in installments over 14 years, starting in February 2015. In exchange, the claims of over 4,900 plaintiffs were dismissed with prejudice against the Company and Liggett. Due to the settlement, in 2013 the Company recorded a charge of $86,213, of which $25,213 is related to certain payments discounted to their present value using an 11% annual discount rate. The Company recorded a charge of $643 in the first quarter of 2015 for additional cases joining the settlement and the restructuring of certain payments related to several previously settled cases. The installment payments total approximately $48,000 on an undiscounted basis. The Company’s future payments will be approximately $3,400 per annum through 2028, with a cost of living increase beginning in 2021.
Notwithstanding the comprehensive nature of the Engle Progeny Settlement, approximately 255 plaintiffs’ claims remain outstanding. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.
As of March 31, 2016, the following Engle progeny cases have resulted in judgments against Liggett:

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
On June 12, 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings regarding the amount of the award. Both sides sought discretionary review from the Florida Supreme Court. In February 2016, the Florida Supreme Court reinstated the jury's verdict. The defendants moved for clarification of that order, which was granted in March 2016. The court clarified that it reversed the district court's decision regarding the statute of repose only, leaving the remaining portions of the decision intact. The case will be remanded to the trial court for proceedings consistent with those portions of the district court's decision that were not reversed.

April 2011	Tullo v. R.J. Reynolds	Palm Beach	225	—	Liggett satisfied the judgment and other than an issue with respect to the calculation of interest on the judgment and the amount of costs owed by Liggett, the case is concluded.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

January 2012	Ward v. R.J. Reynolds	Escambia	1	—	Liggett satisfied the merits judgment. Subsequently, the trial court entered a final judgment on attorneys' fees and costs for $981 and defendants appealed that judgment.
May 2012	Calloway v. R.J. Reynolds	Broward	1,530	—
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

May 2013	Cohen v. R.J. Reynolds	Palm Beach	—	—
In May 2013, the jury awarded compensatory damages in the amount of $2,055 and apportioned 10% of the fault to Liggett ($205). Defendants' motion seeking a new trial was granted by the trial court. Plaintiff appealed and defendants cross-appealed. Oral argument is scheduled for June 7, 2016.

August 2013	Rizzuto v. R.J. Reynolds	Hernando	3,479	—	Liggett settled its portion of the judgment for $1,500 and the case is concluded as to Liggett.
August 2014	Irimi v. R.J. Reynolds	Broward	—	—
In August 2014, the jury awarded compensatory damages in the amount of $3,123 and apportioned 1% of the fault to Liggett ($31). In January 2015, the trial court granted defendants' motion for a new trial. Plaintiff appealed.

October 2014	Lambert v. R.J. Reynolds	Pinellas	3,600	9,500	Liggett satisfied the judgment and the case is concluded.
November 2014	Boatright v. R.J. Reynolds	Polk	—	300
In November 2014, the jury awarded compensatory damages in the amount of $15,000 with 15% fault apportioned to plaintiff and 85% to Philip Morris.  The jury further assessed punitive damages against Philip Morris for $19,700 and Liggett for $300. Post trial motions were denied.  A joint and several judgment was entered in the amount of $12,750 on the compensatory damages. Judgment was further entered against Liggett for $300 in punitive damages. Defendants appealed and plaintiff cross-appealed.

June 2015	Caprio v. R.J. Reynolds	Broward	—	—
In February 2015, the jury answered certain questions on the verdict form, but were deadlocked as to others.  The jury returned a verdict of $559 in economic damages. The court entered a partial judgment and ordered a new trial on the remaining issues, including comparative fault and punitive damages.  Defendants appealed.

Total Damages Awarded:			28,866	10,800
Amounts accrued, paid or compromised:			(24,328)	(10,500)
Damages remaining on Appeal:			$4,538	$300
(1) Compensatory damages are adjusted to reflect the jury's allocation of comparative fault and only include Liggett's jury allocated share, regardless of whether a judgment was joint and several. The amounts listed above do not include attorneys' fees or statutory interest.

(2) See Exhibit 99.1 for a more complete description of the cases currently on appeal.

Through March 31, 2016, Liggett paid $35,416, including interest and attorneys' fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto and Lambert.
The Company’s current potential range of loss in the remaining cases on appeal is between $0 and $4,838 in the aggregate, plus interest and attorneys' fees, however, this is only an estimate and final damages in any case might increase as a result of pending appeals. In determining the range of loss, the Company considers potential settlements as well as future appellate relief. Except as disclosed elsewhere in this Note 7, the Company is unable to determine a range of loss related to the remaining Engle progeny cases. The Company's balance sheet as of March 31, 2016 contains an accrual of $4,323 for the Buchanan Engle progeny case. As cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
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
In April 2015, in Graham, a federal case, the Eleventh Circuit held that federal law impliedly preempts use of the res judicata Engle findings to establish claims for strict liability or negligence. In February 2016, the Eleventh Circuit Court of Appeals vacated the panel’s opinion and granted Plaintiff’s motion for rehearing en banc.  Defendant's filed a motion requesting that the court enter a briefing order directing the parties to address both implied preemption and whether the application of the Engle findings violates federal due process.  That motion was granted and briefing is underway.

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

Class Actions

As of March 31, 2016, three actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these actions.
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
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain "common" issues. Liggett was severed from trial of the consolidated action. After two mistrials, in May 2013, the jury rejected all but one of the plaintiffs' claims, finding in favor of plaintiffs on the claim that ventilated filter cigarettes between 1964 and July 1, 1969 should have included instructions on how to use them. The issue of damages was reserved for further proceedings. The court entered judgment in October 2013, dismissing all claims except the ventilated filter claim. The judgment was affirmed on appeal and remanded to the trial court for further proceedings. In April 2015, the plaintiffs filed a petition for writ of certiorari to the United States Supreme Court which subsequently declined review. In July 2015, the trial court ruled on the scope of the ventilated filter claim and determined that only 30 plaintiffs have potentially viable claims against the non-Liggett defendants, which may be pursued in a second phase of the trial. The court intends to try the claims of these plaintiffs in six consolidated trials, each with five plaintiffs. The trial court set the first date for the consolidated trials for January 9, 2017. With respect to Liggett, the trial court requested that Liggett and plaintiffs brief whether any claims against Liggett survive given the outcome of the first phase of the trial. A hearing is scheduled for May 23, 2016. If the case proceeds against Liggett, it is estimated that Liggett could be a defendant in less than 25 of the remaining individual cases.
In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers including cases alleging, among other things, that use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices. Adverse decisions in these cases could have a material adverse affect on Liggett’s sales volume, operating income and cash flows.
Health Care Cost Recovery Actions
As of March 31, 2016, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.
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
In August 2006, the trial court entered a Final Judgment against each of the cigarette manufacturing defendants, except Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court’s decision. The United States Supreme Court denied review. As a result, the cigarette manufacturing defendants, other than Liggett, are now subject to the trial court’s Final Judgment which ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States’ public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights,” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “lights” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure of defendants’ public document websites and the production of all documents produced to the government or produced in any future court or administrative action concerning smoking and health; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedules as defendants now follow in disclosing such data to the Federal Trade Commission for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette business within the United States; and (ix) payment of the government’s costs in bringing the action. In June 2014, the court approved a consent agreement between the defendants and the Department of Justice regarding the “corrective statements” to be issued by the defendants. In May 2015, the court of appeals issued an opinion on the legality of the "corrective statements," affirming them in part and reversing them in part. The implementation of the “corrective statements” is uncertain as proceedings are ongoing.
It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise results in restrictions that adversely affect the industry, Liggett’s sales volume, operating income and cash flows could be materially adversely affected.
Upcoming Trials
As of March 31, 2016, there were 15 Engle progeny cases scheduled for trial through March 31, 2017, where Liggett (and/or the Company) is a named defendant. Trial dates are, however, subject to change.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In November 1998, Philip Morris, R.J. Reynolds and two other companies (the “Original Participating Manufacturers” or “OPMs”) and Liggett and Vector Tobacco (together with any other tobacco product manufacturer that becomes a signatory, the “Subsequent Participating Manufacturers” or “SPMs”) (the OPMs and SPMs are hereinafter referred to jointly as the “Participating Manufacturers”) entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Mariana Islands (collectively, the “Settling States”) to settle the asserted and unasserted health care cost recovery and certain other claims of the Settling States. The MSA received final judicial approval in each Settling State.
As a result of the MSA, the Settling States released Liggett and Vector Tobacco from:

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
Under the payment provisions of the MSA, the Participating Manufacturers are required to make annual payments of $9,000,000 (subject to applicable adjustments, offsets and reductions including a "Non-Participating Manufacturers Adjustment" or "NPM Adjustment"). These annual payments are allocated based on unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligation of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 3.3% of the total cigarettes sold in the United States in 2015. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 30, 2015, Liggett and Vector Tobacco pre-paid $100,000 of their approximate $115,000 2015 MSA obligation, the balance of which was paid in April 2016.
Certain MSA Disputes
NPM Adjustment.  Liggett and Vector Tobacco contend that they are entitled to an NPM Adjustment for each year from 2003 - 2015. The NPM Adjustment is a potential adjustment to annual MSA payments, available when the Participating Manufacturers suffer a market share loss to NPMs for a particular year and an economic consulting firm selected pursuant to the MSA determines that the MSA was a “significant factor contributing to” that loss. A Settling State that has “diligently enforced” its qualifying escrow statute in the year in question may be able to avoid its allocable share of the NPM Adjustment. For 2003 - 2015, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the Independent Auditor. As permitted by the MSA, Liggett and Vector Tobacco either paid subject to dispute, withheld payment or paid into a disputed payment account, the amounts associated with these NPM Adjustments.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The two requirements for application of the NPM Adjustment, a market share loss and a finding or agreement that the MSA was a significant factor in that loss, have been satisfied, and the Participating Manufacturers are engaged in disputes with certain of the Settling States over whether they diligently enforced their respective escrow statutes in each of the years at issue. After several years of litigation over whether the MSA’s arbitration clause required a multistate arbitration of the NPM Adjustment dispute, 48 of 49 state courts ultimately compelled the states to participate in a single, multistate arbitration of the 2003 NPM Adjustment. Notwithstanding, many states continued to refuse to arbitrate and agreed to do so only after the Participating Manufacturers agreed to a 20% reduction in their 2003 NPM Adjustment claims.
The arbitration for the 2003 NPM Adjustment began in June 2010. During the proceedings, the Participating Manufacturers decided not to contest the diligent enforcement of 16 states, with a combined allocable share of approximately 14%.
While the 2003 arbitration was underway, the Participating Manufacturers entered into a term sheet with 22 states settling the NPM Adjustment for 2003 - 2012 and agreeing to terms to address the NPM Adjustment with respect to those states for future years. The parties have been working towards converting the term sheet into a final settlement agreement.
The Participating Manufacturers continued to contest the diligence of 15 states relating to the 2003 NPM Adjustment. In September 2013, the panel found that six of those states did not diligently enforce their MSA escrow statutes in 2003.
Two of the states found non-diligent, Kentucky and Indiana, agreed to settle the dispute and enter into the term sheet described above.
The remaining four non-diligent states pursued motions in their respective state courts seeking to vacate or reduce the amount of the arbitration award. The Pennsylvania and Maryland courts refused to vacate the award but reduced the recovery by approximately 50% and state court appellate proceedings are now exhausted. The remaining two challenges to the 2003 arbitration award, in Missouri and New Mexico, remain pending in state court. In Missouri, the appellate court reversed the trial court, which had reduced the arbitration award, and reinstated the full award. The Missouri Supreme Court granted a discretionary appeal of that decision, but proceedings are currently stayed pending a possible settlement with Missouri, described below. There has been no decision in New Mexico.
In October 2015, substantially all of the Participating Manufacturers settled the NPM Adjustment dispute with the state of New York for 2004 - 2014 and agreed to a mechanism for potential future credits against the Participating Manufacturers' MSA payments for 2015 forward.
In February 2016, Missouri agreed to join the settlement, bringing the total number of states that joined the settlement to 25.  Missouri’s joinder in the settlement will become effective, and its challenge to the arbitration award will be dismissed, only if Missouri enacts certain legislation related to the MSA’s escrow statute by June 3, 2016.
As a result of the settlements and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales in the aggregate by $22,356 for years 2013 - 2015. Liggett and Vector Tobacco maybe entitled to further adjustments for 2015 forward. The remaining NPM Adjustment accrual of approximately $20,000 at March 31, 2016 relates to the disputed amounts Liggett withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett loses the disputes for those years. Following release of previously disputed amounts to the state of New York as part of the October 2015 settlement, it is anticipated there will be approximately $23,000 remaining in the disputed payments accounts relating to Liggett's 2011- 2014 NPM Adjustment disputes with the non-settling states.
    Disputes over the NPM Adjustments for 2004-2014 remain to be arbitrated with the states that have not joined the settlement. The arbitration panel for the 2004 NPM Adjustment dispute has been selected and that proceeding has commenced.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In October 2014, the panel issued a Corrected Final Award that eliminated the 1.25% adjustment increase. The panel further determined that the independent auditor shall compute Liggett’s market share for all years after 2000 on a “net” basis, but adjust that computation to approximate “gross” market share by using actual returned product data for each year. In July 2015, the independent auditor issued calculations, purportedly based on the Corrected Final Award, which indicated that Liggett owed approximately $16,000 for years 2001 - 2013. In March 2016, the independent auditor issued revised calculations indicating that Liggett owed approximately $6,600 for years 2001 - 2013. Based on these revised calculations Liggett is fully accrued for this matter although Liggett continues to dispute the independent auditor’s calculation.
Other State Settlements.  The MSA replaced Liggett’s prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. Except as described below, Liggett’s agreements with these states remain in full force and effect. These states’ settlement agreements with Liggett contained most favored nation provisions which could reduce Liggett’s payment obligations based on subsequent settlements or resolutions by those states with certain other tobacco companies. Beginning in 1999, Liggett determined that, based on settlements with United States Tobacco Company, Liggett’s payment obligations to those four states were eliminated. With respect to all non-economic obligations under the previous settlements, Liggett believes it is entitled to the most favorable provisions as between the MSA and each state’s respective settlement with the other major tobacco companies. Therefore, Liggett’s non-economic obligations to all states and territories are now defined by the MSA.
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
On January 12, 2016, the Attorney General for Mississippi commenced an action against Liggett in state court in Jackson County, Mississippi (Chancery Division) to enforce a settlement agreement between Liggett, Mississippi and several other states, alleging that Liggett is liable to Mississippi for at least $22,000 plus attorneys' fees and punitive damages. Liggett has not yet formally appeared or served responsive papers in the action, but denies the claims and intends to litigate the asserted claims. There can be no assurance that Liggett will be able to resolve the matters with Texas or Mississippi or that Liggett will not be required to make additional payments which could adversely affect the Company’s consolidated financial position, results of operations and cash flows.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The activity in the Company's accruals for the MSA and tobacco litigation for the three months ended March 31, 2016 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2016	$29,241	$22,904	$52,145	$20,094	$24,718	$44,812
Expenses	14,835	2,504	17,339	—	—	—
NPM Settlement adjustment	—	—	—	—	—	—
Change in MSA obligations capitalized as inventory	(406)	—	(406)	—	—	—
Payments	—	(21,171)	(21,171)	—	—	—
Reclassification from non-current liabilities	—	3,252	3,252	—	(3,252)	(3,252)
Interest on withholding	35	197	232	—	568	568
Balance as of March 31, 2016	$43,705	$7,686	$51,391	$20,094	$22,034	$42,128

The activity in the Company's accruals for the MSA and tobacco litigation for the three months ended March 31, 2015 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2015	$26,322	$3,149	$29,471	$25,809	$25,700	$51,509
Expenses	24,760	1,115	25,875	—	(195)	(195)
NPM Settlement adjustment	—	—	—	—	—	—
Change in MSA obligations capitalized as inventory	445	—	445	—	—	—
Payments	—	(4,295)	(4,295)	—	—	—
Reclassification from non-current liabilities	—	3,305	3,305	—	(3,305)	(3,305)
Interest on withholding	—	89	89	—	638	638
Balance as of March 31, 2015	$51,527	$3,363	$54,890	$25,809	$22,838	$48,647

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Liggett Vector Brands entered into an agreement with a subsidiary of the Convenience Distribution Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at March 31, 2016.
Management is of the opinion that the liabilities, if any, resulting from other proceedings, lawsuits and claims pending against the Company and certain of its consolidated subsidiaries unrelated to tobacco product liability should not materially affect the Company’s condensed consolidated financial position, results of operations or cash flows.

8.	EMPLOYEE BENEFIT PLANS

The following table summarizes key information related to the Company's pension plans and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Service cost — benefits earned during the period	$137	$44	$1	$2
Interest cost on projected benefit obligation	1,355	596	97	93
Expected return on assets	(1,519)	(955)	—	—
Amortization of net loss (gain)	464	139	(19)	(24)
Net (income) expense	$437	$(176)	$79	$71

9.	RESTRUCTURING
The following table presents the activity under the Tobacco segment restructuring plan for the three months ended March 31, 2016:

	Employee Severance and Benefits	Contract Termination/Exit Costs	Other	Total
Accrual balance as of January 1, 2016	$422	$48	$20	$490
Restructuring charges	—	41	—	41
Utilized	(191)	(89)	(20)	(300)
Accrual balance as of March 31, 2016	$231	$—	$—	$231

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
The Company's income tax expense consisted of the following:

	Three Months Ended
	March 31,
	2016	2015
Income before provision for income taxes	$35,756	$34,348
Income tax expense using estimated annual effective income tax rate	14,314	12,965
Impact of discrete items, net	49	(98)
Income tax expense	$14,363	$12,867

The discrete item for the three months ended March 31, 2016 is primarily related to the results of a recent state income tax audit. The discrete item for the three months ended March 31, 2015 is primarily related to the rate differential in other comprehensive income and the results of recent state income tax audit.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of March 31, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds	$88,888	$88,888	$—	$—

Certificates of deposit	3,472	—	3,472	—

Bonds	15,802	15,802	—	—

Investment securities available for sale
Equity securities	56,531	56,531	—	—
Mutual funds invested in fixed income securities	20,292	20,292	—	—
Fixed income securities
U.S. government securities	22,730	—	22,730	—
Corporate securities	35,592	—	35,592	—
U.S. government and federal agency	5,369	—	5,369	—
Commercial mortgage-backed securities	5,605	—	5,605	—
U.S. asset-backed securities	4,443	—	4,443	—
Index-linked U.S. bonds	2,138	—	2,138	—
Total fixed income securities	75,877	—	75,877	—

Total investment securities available for sale	152,700	76,823	75,877	—

Total	$260,862	$181,513	$79,349	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$134,348	$—	$—	$134,348

Nonrecurring fair value measurements
Long-term investments (1)	$2,844			$2,844	$(282)

(1)	Long-term investments with a carrying amount of $3,126 were written down to their fair value of $2,844, resulting in an impairment charge of $282, which was included in earnings.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Fair Value Measurements as of December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds	$93,915	$93,915	$—	$—

Certificates of deposit	3,469	—	3,469	—

Bonds	12,767	12,767	—	—

Investment securities available for sale
Equity securities	67,273	67,273	—	—
Mutual funds invested in fixed income securities	20,111	20,111	—	—
Fixed income securities
U.S. government securities	28,132	—	28,132	—
Corporate securities	41,561	—	41,561	—
U.S. government and federal agency	5,790	—	5,790	—
Commercial mortgage-backed securities	8,728	—	8,728	—
U.S. asset-backed securities	8,276	—	8,276	—
Index-linked U.S. bonds	2,105	—	2,105	—
Total fixed income securities	94,592	—	94,592	—

Total investment securities available for sale	181,976	87,384	94,592	—

Total	$292,127	$194,066	$98,061	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$144,042	$—	$—	$144,042

Nonrecurring fair value measurements
Long-term investments (1)	$11,189			$11,189	$(811)
Real estate held for sale (2)	3,780			3,780	(230)
	$14,969			$14,969	$(1,041)

(1)	Long-term investments with a carrying amount of $12,000 were written down to their fair value of $11,189, resulting in an impairment charge of $811, which was included in earnings.

(2)	Real estate held for sale with a carrying value of $4,010 was written down to its fair value of $3,780, resulting in an impairment charge of $230, which was included in earnings.

The fair value of the Level 2 certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is the rate offered by the financial institution. The fair value of investment securities available for sale included in Level 1 are

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

based on quoted market prices from various stock exchanges. The Level 2 investment securities available for sale are based on quoted market prices of securities that are thinly traded.
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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at March 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	March 31, 2016	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$134,348	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$22.84
			Convertible trading price (as a percentage of par value)	110.56%
			Volatility	18.61%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	6.0% - 7.0% (6.5%)

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2015	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$144,042	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$23.59
			Convertible trading price (as a percentage of par value)	114.3%
			Volatility	18.30%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	5.0% - 5.5% (5.25%)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

12.	SEGMENT INFORMATION

The Company's significant business segments for the three months ended March 31, 2016 and 2015 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of conventional cigarettes. The E-Cigarettes segment includes the operations of the Company's e-cigarette business. The Real Estate segment includes the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena,Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s operations before taxes and non-controlling interests for the three months ended March 31, 2016 and 2015 were as follows:

				Real	Corporate
	Tobacco		E-Cigarettes	Estate	and Other	Total

Three months ended March 31, 2016
Revenues	$221,015		$38	$159,747	$—	$380,800
Operating income (loss)	61,483	(1)	(193)	7,674	(6,805)	62,159
Equity in losses from real estate ventures	—		—	(507)	—	(507)
Depreciation and amortization	2,440		—	2,282	442	5,164
Capital expenditures	2,618		—	1,279	18	3,915

Three months ended March 31, 2015
Revenues	$228,085		$419	$132,256	$—	$360,760
Operating income (loss)	49,670	(2)	(3,164)	2,151	(4,939)	43,718
Equity in earnings from real estate ventures	—		—	338	—	338
Depreciation and amortization	2,936		—	2,908	437	6,281
Capital expenditures	956		—	2,200	—	3,156

(1)	Operating income includes $2,350 of litigation settlement expense, and $41 of restructuring expense.

(2)	Operating income includes $843 of litigation settlement expense.

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
The Company has outstanding $600,000 principal amount of its 7.75% Senior Secured Notes due 2021 that are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of its cigarette businesses. (See Note 6). The notes are not guaranteed by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley.
Presented herein are Condensed Consolidating Balance Sheets as of March 31, 2016 and December 31, 2015 and the related Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2016 and 2015 of Vector Group. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		March 31, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$94,637	$23,664	$90,747	$—	$209,048
Investment securities available for sale	111,659	41,041	—	—	152,700
Accounts receivable - trade, net	—	10,451	9,998	—	20,449
Intercompany receivables	14,986	—	—	(14,986)	—
Inventories	—	92,451	—	—	92,451
Deferred income taxes	—	—	—	—	—
Income taxes receivable, net	23,815	—	—	(19,194)	4,621
Restricted assets	—	8,214	1,414	—	9,628
Other current assets	1,422	3,588	32,738	—	37,748
Total current assets	246,519	179,409	134,897	(34,180)	526,645
Property, plant and equipment, net	1,671	52,723	19,214	—	73,608
Real estate held for sale, net	—	—	23,366	—	23,366
Long-term investments	58,525	462	501	—	59,488
Investments in real estate ventures	—	—	225,033	—	225,033
Investments in consolidated subsidiaries	518,783	—	—	(518,783)	—
Restricted assets	1,716	13,171	—	—	14,887
Goodwill and other intangible assets, net	—	107,511	155,902	—	263,413
Prepaid pension costs	—	20,976	—	—	20,976
Other assets	7,332	11,817	2,224	—	21,373
Total assets	$834,546	$386,069	$561,137	$(552,963)	$1,228,789
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$25,836	$91	$—	$25,927
Current portion of employee benefits	—	914	—	—	914
Intercompany payables	—	315	14,671	(14,986)	—
Income taxes payable, net	—	18,949	245	(19,194)	—
Litigation accruals and current payments due under the Master Settlement Agreement	—	51,391	—	—	51,391
Other current liabilities	24,938	54,885	33,262	—	113,085
Total current liabilities	24,938	152,290	48,269	(34,180)	191,317
Notes payable, long-term debt and other obligations, less current portion	857,493	6,815	246	—	864,554
Fair value of derivatives embedded within convertible debt	134,348	—	—	—	134,348
Non-current employee benefits	39,660	15,511	—	—	55,171
Deferred income taxes, net	7,167	33,493	44,409	—	85,069
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	5,011	42,279	4,900	—	52,190
Total liabilities	1,068,617	250,388	97,824	(34,180)	1,382,649
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(234,071)	135,681	383,102	(518,783)	(234,071)
Non-controlling interest	—	—	80,211	—	80,211
Total stockholders' (deficiency) equity	(234,071)	135,681	463,313	(518,783)	(153,860)
Total liabilities and stockholders' deficiency	$834,546	$386,069	$561,137	$(552,963)	$1,228,789

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$111,470	$12,375	$116,523	$—	$240,368
Investment securities available for sale	131,810	50,166	—	—	181,976
Accounts receivable - trade, net	—	15,913	7,976	—	23,889
Intercompany receivables	11,293	—	—	(11,293)	—
Inventories	—	86,516	—	—	86,516
Income taxes receivable, net	8,213	—	—	(5,372)	2,841
Restricted assets	—	7,781	1,414	—	9,195
Other current assets	575	3,747	34,632	—	38,954
Total current assets	263,361	176,498	160,545	(16,665)	583,739
Property, plant and equipment, net	1,711	54,097	19,824	—	75,632
Real estate held for sale, net	—	—	23,318	—	23,318
Long-term investments	61,747	478	501	—	62,726
Investments in real estate ventures	—	—	217,168	—	217,168
Investments in consolidated subsidiaries	532,501	—	—	(532,501)	—
Restricted assets	1,713	10,590	—	—	12,303
Goodwill and other intangible assets, net	—	107,511	156,448	—	263,959
Prepaid pension costs	—	20,650	—	—	20,650
Other assets	7,582	11,769	1,769	—	21,120
Total assets	$868,615	$381,593	$579,573	$(549,166)	$1,280,615
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$8,733	$186	$—	$8,919
Current portion of employee benefits	—	915	—	—	915
Intercompany payables	—	586	10,707	(11,293)	—
Income taxes payable, net	—	5,464	4	(5,372)	96
Litigation accruals and current payments due under the Master Settlement Agreement	—	52,145	—	—	52,145
Other current liabilities	38,140	74,083	41,994	—	154,217
Total current liabilities	38,140	141,926	52,891	(16,665)	216,292
Notes payable, long-term debt and other obligations, less current portion	848,368	7,519	221	—	856,108
Fair value of derivatives embedded within convertible debt	144,042	—	—	—	144,042
Non-current employee benefits	39,244	15,811	—	—	55,055
Deferred income taxes, net	2,675	33,791	42,963	—	79,429
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	2,193	44,982	4,675	—	51,850
Total liabilities	1,074,662	244,029	100,750	(16,665)	1,402,776
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(206,047)	137,564	394,937	(532,501)	(206,047)
Non-controlling interest	—	—	83,886	—	83,886
Total stockholders' (deficiency) equity	(206,047)	137,564	478,823	(532,501)	(122,161)
Total liabilities and stockholders' deficiency	$868,615	$381,593	$579,573	$(549,166)	$1,280,615

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$221,142	$159,747	$(89)	$380,800
Expenses:
Cost of sales	—	136,744	99,678	—	236,422
Operating, selling, administrative and general expenses	9,196	18,273	52,448	(89)	79,828
Litigation settlement and judgment expense	—	2,350	—	—	2,350
Management fee expense	—	2,662	—	(2,662)	—
Restructuring charges	—	41	—	—	41
Operating (loss) income	(9,196)	61,072	7,621	2,662	62,159
Other income (expenses):
Interest expense	(29,758)	(959)	(3)	—	(30,720)
Change in fair value of derivatives embedded within convertible debt	9,694	—	—	—	9,694
Equity in losses from real estate ventures	—	—	(507)	—	(507)
Equity in losses from investments	(1,655)	(16)	—	—	(1,671)
Gain on sale of investment securities available for sale	176	391	—	—	567
Impairment of investment securities available for sale	(41)	(4,772)	—	—	(4,813)
Equity in earnings in consolidated subsidiaries	35,610	—	—	(35,610)	—
Management fee income	2,662	—	—	(2,662)	—
Other, net	400	237	410	—	1,047
Income before provision for income taxes	7,892	55,953	7,521	(35,610)	35,756
Income tax benefit (expense)	11,446	(23,386)	(2,423)	—	(14,363)
Net income	19,338	32,567	5,098	(35,610)	21,393
Net income attributed to non-controlling interest	—	—	(2,055)	—	(2,055)
Net income attributed to Vector Group Ltd.	$19,338	$32,567	$3,043	$(35,610)	$19,338
Comprehensive income attributed to non-controlling interest	$—	$—	$(2,055)	$—	$(2,055)
Comprehensive income attributed to Vector Group Ltd.	$19,381	$32,710	$3,043	$(35,753)	$19,381

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2015
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$228,623	$132,256	$(119)	$360,760
Expenses:
Cost of sales	—	157,660	84,358	—	242,018
Operating, selling, administrative and general expenses	7,194	21,337	45,769	(119)	74,181
Litigation settlement and judgment expense	—	843	—	—	843
Management fee expense	—	2,562	—	(2,562)	—
Operating (loss) income	(7,194)	46,221	2,129	2,562	43,718
Other income (expenses):
Interest expense	(30,754)	(991)	(1)	—	(31,746)
Change in fair value of derivatives embedded within convertible debt	6,460	—	—	—	6,460
Equity in earnings from real estate ventures	—	—	338	—	338
(Loss) gain on sale of investment securities available for sale	(146)	13,175	—	—	13,029
Equity in earnings from investments	604	8	—	—	612
Equity in earnings in consolidated subsidiaries	35,994	—	—	(35,994)	—
Management fee income	2,562	—	—	(2,562)	—
Other, net	1,065	320	552	—	1,937
Income before provision for income taxes	8,591	58,733	3,018	(35,994)	34,348
Income tax benefit (expense)	12,625	(24,184)	(1,308)	—	(12,867)
Net income	21,216	34,549	1,710	(35,994)	21,481
Net income attributed to non-controlling interest	—	—	(260)	—	(260)
Net income attributed to Vector Group Ltd.	$21,216	$34,549	$1,450	$(35,994)	$21,221
Comprehensive income attributed to non-controlling interest	$—	$—	$(260)	$—	$(260)
Comprehensive income attributed to Vector Group Ltd.	$27,592	$32,267	$1,450	$(35,106)	$26,203

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$12,633	$30,671	$1,917	$(50,157)	$(4,936)
Cash flows from investing activities:
Sale of investment securities	46,497	4,721	—	—	51,218
Maturities of investment securities	343	—	—	—	343
Purchase of investment securities	(29,112)	—	—	—	(29,112)
Investments in real estate ventures	—	—	(5,795)	—	(5,795)
Distributions from investments in real estate ventures	—	—	12	—	12
Increase in cash surrender value of life insurance policies	—	(62)	—	—	(62)
Increase in restricted assets	(3)	(3,014)	—	—	(3,017)
Investments in subsidiaries	(471)	—	—	471	—
Capital expenditures	(18)	(2,618)	(1,279)	—	(3,915)
Pay downs of investment securities	2,174	—	—	—	2,174
Investments in real estate held for sale	—	—	(49)	—	(49)
Net cash provided by (used in) investing activities	19,410	(973)	(7,111)	471	11,797
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	57	—	57
Repayments of debt	—	(1,545)	(31)	—	(1,576)
Borrowings under revolver	—	59,426	—	—	59,426
Repayments on revolver	—	(41,482)	—	—	(41,482)
Capital contributions received	—	100	371	(471)	—
Intercompany dividends paid	—	(34,908)	(15,249)	50,157	—
Dividends and distributions on common stock	(48,876)	—	—	—	(48,876)
Contributions from non-controlling interest	—	—	248	—	248
Distributions to non-controlling interest	—	—	(5,978)	—	(5,978)
Net cash used in financing activities	(48,876)	(18,409)	(20,582)	49,686	(38,181)
Net (decrease) increase in cash and cash equivalents	(16,833)	11,289	(25,776)	—	(31,320)
Cash and cash equivalents, beginning of period	111,470	12,375	116,523	—	240,368
Cash and cash equivalents, end of period	$94,637	$23,664	$90,747	$—	$209,048

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash (used in) provided by operating activities	$(1,451)	$58,885	$(4,122)	$(45,484)	$7,828
Cash flows from investing activities:
Sale of investment securities	60,176	14,415	—	—	74,591
Maturities of investment securities	947	—	—	—	947
Purchase of investment securities	(66,152)	(1,476)	—	—	(67,628)
Proceeds from sale or liquidation of long-term investments	1,106	—	110	—	1,216
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in real estate ventures	—	—	(7,816)	—	(7,816)
Increase in cash surrender value of life insurance policies	(558)	(48)	—	—	(606)
Increase in restricted assets	(1)	(6,932)	—	—	(6,933)
Pay downs of investment securities	1,594	—	—	—	1,594
Proceeds from sale of fixed assets	—	3	—	—	3
Investments in subsidiaries	(1,969)	—	—	1,969	—
Capital expenditures	—	(956)	(2,200)	—	(3,156)
Net cash (used in) provided by investing activities	(9,857)	5,006	(9,906)	1,969	(12,788)
Cash flows from financing activities:
Deferred financing costs	—	(585)	—	—	(585)
Repayments of debt	—	(1,797)	(60)	—	(1,857)
Borrowings under revolver	—	107,668	—	—	107,668
Repayments on revolver	—	(110,792)	—	—	(110,792)
Capital contributions received	—	1,950	19	(1,969)	—
Intercompany dividends paid	—	(43,955)	(1,529)	45,484	—
Dividends and distributions on common stock	(46,350)	—	—	—	(46,350)
Proceeds from exercise of Vector options	809	—	—	—	809
Tax benefit of options exercised	274	—	—	—	274
Net cash used in financing activities	(45,267)	(47,511)	(1,570)	43,515	(50,833)
Net (decrease) increase in cash and cash equivalents	(56,575)	16,380	(15,598)	—	(55,793)
Cash and cash equivalents, beginning of period	211,751	9,724	104,890	—	326,365
Cash and cash equivalents, end of period	$155,176	$26,104	$89,292	$—	$270,572

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management's perspective. Our MD&A is divided into the following sections:
•Overview and Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2015 and Notes thereto, included in our 2015 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of and for the quarterly period ended March 31, 2016.

Overview
We are a holding company and are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC and Vector Tobacco Inc. subsidiaries,

•	the sale of electronic cigarettes in the United States through our Zoom E-Cigs LLC subsidiary, and

•
the real estate business through our New Valley LLC subsidiary, which is seeking to acquire or invest in additional real estate properties or projects. New Valley owns 70.59% of Douglas Elliman, which operates the largest residential brokerage company in the New York metropolitan area

Zoom entered the United States e-cigarette market in limited retail distribution outlets in 2013. Zoom’s operations are included in our “E-Cigarettes” reporting segment. We have seen significant changes in the e-cigarette market over the past year with declines in the sales of disposable and rechargeable e-cigarettes while open-system vapor products that feature refillable tanks and use low-cost flavored liquids have demonstrated mixed results. Additionally, we believe uncertainties exist related to the regulation of e-cigarettes, including open-system vapor products. Given the current market situation, our primary focus on e-cigarettes is to pursue opportunities if they occur.

Recent Developments
Investments in Ladenburg Thalmann Financial Services (“LTS”) and Castle Brands Inc. (”Castle”). The Company adopted the equity method of accounting for its investments in LTS and Castle in 2015 because the Company determined that it had significant influence due to the evolution of the relationships with each company.  The Company has adjusted its condensed consolidated financial statements, retrospectively, as if the equity method had been in effect since inception.

Recent Developments in Smoking-Related Litigation

There are no material changes from the Recent Developments in Smoking-Related Litigation set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2015. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2015. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

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

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three months ended March 31, 2016 and 2015 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The E-Cigarettes segment includes the operations of Zoom. The Real Estate segment includes our investment in New Valley LLC, which includes Douglas Elliman, Escena, Indian Creek, Sagaponack and investments in real estate ventures.

	Three Months Ended
	March 31,
	2016		2015
Revenues:
Tobacco	$221,015		$228,085
E-Cigarettes	38		419
Real Estate	159,747		132,256
Total revenues	$380,800		$360,760
Operating income (loss):
Tobacco	$61,483	(1)	$49,670	(2)
E-Cigarettes	(193)		(3,164)
Real Estate	7,674		2,151
Corporate and Other	(6,805)		(4,939)
Total operating income	$62,159		$43,718
____________________

(1)	Operating income includes $2,350 of litigation settlement expense, and $41 of restructuring expense.

(2)	Operating income includes $843 of litigation settlement expense.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues. Total revenues were $380,800 for the three months ended March 31, 2016 compared to $360,760 for the three months ended March 31, 2015. The $20,040 (5.6%) increase in revenues was due to an increase in Real Estate revenues of $27,491 primarily related to Douglas Elliman's brokerage revenues, offset by a $381 decline in E-Cigarettes revenues and a $7,070 decline in Tobacco revenues.

Cost of sales. Total cost of sales were $236,422 for the three months ended March 31, 2016 compared to $242,018 for the three months ended March 31, 2015. The $5,596 (2.3%) decline in cost of sales was due to an increase in Real Estate cost of sales of $15,320 related to an increase of real estate commission expense at Douglas Elliman. This was offset by a $20,292 decline in Tobacco cost of sales primarily related to decreased sales volume and lower MSA expense as well as a $624 decline in E-cigarette cost of sales. The Tobacco segment's MSA expense declined by $9,925 for three months ended March 31, 2016 as a result of a $4,510 adjustment related to the receipt of the final calculation of our 2015 liability from the MSA's independent auditor as well as $5,415 due primarily to a combination of a higher industry volume and lower unit sales volumes for three months ended March 31, 2016. The calculation of our benefit from the MSA is an estimate based upon taxable unit shipments of cigarettes in the U.S. For the three months ended March 31, 2016, we estimated taxable shipments in the U.S. would decline by 3% in 2016. Our annual MSA expense changes by approximately $1,800 for each percentage change in the estimated shipment volumes in the U.S. market.
Expenses. Operating, selling, general and administrative expenses were $79,828 for the three months ended March 31, 2016 compared to $74,181 for the same period last year. This was an increase of $5,647 (7.6%) of which $6,648 was due to an increase in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman and an increase in Corporate and Other expense of $1,866. This was offset by a decline in E-Cigarette operating, selling, general and administrative expenses of $2,727 and a decline in Tobacco operating, selling, general and administrative expenses of $140.
Operating income. Operating income was $62,159 for the three months ended March 31, 2016 compared to $43,718 for the same period last year, an increase of $18,441 (42.2%). Tobacco operating income increased by $11,813, Real Estate operating income increased by $5,523 primarily related to Douglas Elliman, and E-Cigarette operating losses declined by $2,971. This was offset by an increase of $1,866 in Corporate and Other expenses.
Other income (expenses). Other expenses were $26,403 and $9,370 for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, other expenses primarily consisted of interest expense of $30,720, impairment of investment securities available for sale of $4,813 (primarily related to our investment in Morgans Hotel Group Co.) and equity loss on long-term investments of $1,671. This was offset by income of $9,694 from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $567, other income of $1,047 and equity income on real estate ventures of $507. For the three months ended March 31, 2015, other expenses primarily consisted of interest expense of $31,746 . This was offset by a gain on sale of investment securities available for sale of $13,029, income of $6,460 from changes in fair value of derivatives embedded within convertible debt, equity earnings in income on real estate ventures of $338, equity in earnings from investments of $612 and interest and other income of $1,937.
Income before provision for income taxes. Income before income taxes was $35,756 and $34,348 for the three months ended March 31, 2016 and 2015, respectively.
Income tax expense. Income tax expense was $14,363 and $12,867 for the three months ended March 31, 2016 and 2015, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the three months ended March 31, 2016, our income tax expense was increased by $49 due primarily to a change in the marginal state tax rate as a result of recent state legislations changes, the rate differential in other comprehensive income and the results of a recent state income tax audits.
Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.70 per carton in November 2015 and May 2015. Liggett increased the list price of EAGLE 20's by $1.00 per carton in December 2015.
All of our Tobacco sales were in the discount category in 2016 and 2015. For the three months ended March 31, 2016, Tobacco revenues were $221,015 compared to $228,085 for the three months ended March 31, 2015. Revenues declined by $7,070 (3.1%) due to a 7.1% decline in sales volume of $15,877 (approximately 138.1 million units), offset by a favorable price variance of $8,807.

Tobacco cost of sales. Our Tobacco cost of sales declined from $157,030 for the three months ended March 31, 2015 to $136,738 for the three months ended March 31, 2016. The major components of our Tobacco cost of sales are as follows:

	Three Months Ended
	March 31,
	2016	2015

Manufacturing overhead, raw materials and labor	$25,811	$29,662
Federal Excise Taxes	90,846	97,359
FDA expense	5,246	5,249
MSA expense, net of market share exemption	14,835	24,760
Total cost of sales	$136,738	$157,030

Tobacco gross profit was $84,277 for the three months ended March 31, 2016 compared to $71,055 for the three months ended March 31, 2015. The $13,222 (18.6%) increase was due to price increases primarily on the PYRAMID brand and lower MSA unit costs, partially offset by increased manufacturing and FDA unit costs. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 64.7% in the 2016 period and 54.4% in the 2015 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $20,403 for the three months ended March 31, 2016 compared to $20,543 for the three months ended March 31, 2015. The $140 decline primarily related to a decreased sales and marketing expenses due to Liggett's restructuring in the third quarter of 2015. In addition, Tobacco expenses increased for the three months ended March 31, 2016 and 2015 due to litigation, settlement and judgments expense of $2,350 and $843, respectively. Tobacco expenses also increased for the three months ended March 31, 2016 due to restructuring expenses of $41.
Tobacco product liability legal expenses, including settlements and judgments, were $4,171 and $2,555 for the three months ended March 31, 2016 and 2015, respectively.
Tobacco operating income. Tobacco operating income was $61,483 for the three months ended March 31, 2016 compared to $49,670 for the same period last year. The Tobacco operating income increase of $11,813 (23.8%) was primarily due to higher margins discussed above, partially offset by increased product liability settlement costs.

E-Cigarettes.
E-Cigarettes revenues were $38 for the three months ended March 31, 2016 compared to $419 for three months ended March 31, 2015. Revenues declined due to lower sales volumes.
Our E-Cigarettes cost of sales were $6 for the three months ended March 31, 2016 compared to $630 for the three months ended March 31, 2015. Cost of sales decreased by $624 due to lower sales volumes.
E-Cigarettes operating, selling, general and administrative expenses were $225 and $2,952 for the three months ended March 31, 2016 and 2015, respectively. The decline was due to lower sales and marketing expenses. Operating losses from E-Cigarettes were $193 and $3,164 for the three months ended March 31, 2016 and 2015, respectively.

Real Estate.
Real Estate revenues. Real Estate revenues were $159,747 and $132,256 for the three months ended ended March 31, 2016 and 2015, respectively. Real Estate revenues increased by $27,491 (20.8%), primarily related to an increase of $27,648 in Douglas Elliman's Commission and other brokerage income which was primarily due to increased closings in its development marketing division.
.

Real Estate revenues and cost of sales for the three months ended ended March 31, 2016 were as follows:

	Three Months Ended
	March 31,
	2016	2015
Real Estate Revenues:
Commission and other brokerage income	$149,354	$121,706
Property management income	7,118	7,213
Title fees	1,112	828
Sales on facilities primarily from Escena	2,160	2,345
Other	3	164
Total real estate revenues	$159,747	$132,256

Real Estate Cost of Sales:
Commission and other brokerage income	$98,412	$83,097
Cost of sales on facilities primarily from Escena	1,117	1,121
Title fees	149	140
Total real estate cost of sales	$99,678	$84,358
Brokerage cost of sales. Douglas Elliman commission cost of sales increased by $15,315 due to increased sales volume.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $52,395 and $45,747 for the three months ended March 31, 2016 and 2015, respectively. The increase of $6,648 was primarily due to increased expenses at Douglas Elliman from atypically high litigation expenses in the 2016 period, incremental professional fees in 2016 associated with the costs of being a subsidiary of a public company as well as expenses from Douglas Elliman's continued expansion into new markets to strengthen the long-term value of the Douglas Elliman brand name.
Real Estate operating income. The Real Estate segment had operating income of $7,674 and $2,151 for the three months ended March 31, 2016 and 2015, respectively. The decrease in operating income of $5,523 was primarily related to an increase in in Douglas Elliman operating, selling, general and administrative expenses, offset by higher profits.
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $6,805 for the three months ended March 31, 2016 compared to $4,939 for the same period in 2015. The increase was primarily due to increased stock-based compensation expense and increased professional fees for the three months ended March 31, 2016.

Summary of Real Estate Investments
We own, and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our current real estate investments primarily include the following projects as of March 31, 2016:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned	Net Cash Invested	Cumulative Earnings (Losses)	Carrying Value as of March 31, 2016	Future Capital Commit- ments from New Valley (1)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$12,652	$—	$12,652	$—	TBD		N/A		TBD		N/A	N/A
Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	$1,975	$8,739	$10,714	$—	450	Acres			667 450	R Lots H	N/A	N/A
Real estate held for sale, net				$14,627	$8,739	$23,366	$—

10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$7,346	$4,777	$12,123	$—	260,000	SF	20,000	SF	124	R	August 2012	August 2016
The Marquand (11 East 68th Street)	Upper East Side, Manhattan, NY	December 2011	18.0%	7,000	6,054	13,054	—	90,000	SF	—		29	R	June 2012	June 2016
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	12,327	1,200	13,527	—	97,000	SF	—		27	R	May 2014	December 2016
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.1%	14,123	1,901	16,024	—	252,000	SF	80,000	SF	452	H	September 2013	January 2018
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	25,719	(332)	25,387	—	330,000	SF	1,700	SF	157	R	September 2014	September 2018
160 Leroy Street (2)	West Greenwich Village, Manhattan, NY	March 2013	3.1%	2,664	1,866	4,530	—	130,000	SF	—		57	R	Fall 2015	March 2018
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	18.4%	5,297	369	5,666	—	246,000	SF	—		11 367	R H	June 2014	March 2017
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	980	127	1,107		65,000	SF	—		86	R	September 2014	January 2017
Queens Plaza (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	14,712	1,841	16,553	—	260,000	SF	25,000	SF	391	R	March 2014	September 2016
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	8,275	495	8,770	—	160,000	SF	TBD		70	R	October 2015	September 2018
125 Greenwich Street (2)	Financial District, Manhattan, NY	August 2014	13.3%	8,073	1,797	9,870	—	306,000	SF	16,000	SF	275	R	March 2015	October 2018
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	13,288	1,128	14,416	—	210,000	SF	—		20 190	R H	May 2015	April 2018
76 Eleventh Avenue	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	1,487	18,487	—	620,000	SF	48,000	SF	250	H	September 2016	March 2019
Monad Terrace	Miami Beach, FL	May 2015	31.3%	6,852	(3)	6,849	—	160,000	SF	—		TBD	R	May 2016	May 2018
Takanasee	Long Branch, NJ	December 2015	22.8%	$4,428	$388	$4,816	$—	TBD		N/A		TBD	R	TBD	TBD
Condominium and Mixed Use Development				$148,084	$23,095	$171,179	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	$1,637	$(1,637)	$—	$—	N/A		N/A		5,517	R	N/A	N/A
ST Portfolio	Houston, TX and Stamford, CT	November 2013	16.3%	14,442	1,828	16,270	—	640,576	SF	20,065	SF	488	R	N/A	N/A
Apartment Buildings				$16,079	$191	$16,270	$—

Park Lane Hotel	Central Park South, Manhattan, NY	November 2013	5.2%	$24,413	$(4,578)	$19,835	$—	445,600	SF	—		628	H	N/A	N/A
Hotel Taiwana	St. Barthelemy, French West Indies	October 2011	17.0%	7,942	(491)	7,451	—	61,300	SF	4,300	SF	22	H	N/A	N/A
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	$5,558	$(2,856)	$2,702	—	52	Acres	—		101	H	N/A	N/A
Hotels				$37,913	$(7,925)	$29,988	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$5,317	$209	$5,526	$—	—	—	217,613	SF	—	—	N/A	N /A
Commercial				$5,317	$209	$5,526	$—

Total Carrying Value				$222,020	$24,309	$246,329

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

(2) Carrying value as of March 31, 2016, includes non-controlling interest of $2,172 and $1,890, respectively.
N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots

Other investments in real estate ventures relate to an investment in an insurance company by Douglas Elliman with a carrying value of $2,070 as of March 31, 2016. New Valley capitalized $3,520 of interest expense into the carrying value of its ventures whose projects were currently under development during the year ended March 31, 2016. This amount captured in the "Cumulative Earnings (Loses)" column in the table above.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $31,320 and $55,793 for the three months ended March 31, 2016 and 2015, respectively.
Cash used in operations was $4,936 for the three months ended March 31, 2016 compared to cash provided from operations of $7,828 for the three months ended March 31, 2015. The change primarily related to additional litigation payments of $16,876 in the 2016 period primarily related to judgments and settlements and lower MSA accruals of $9,926 in the 2016 period offset by an increase of operating income of $18,441.
Cash provided by investing activities was $11,797 for the three months ended March 31, 2016 compared to cash used in investing activities of $12,788 for the three months ended March 31, 2015. In the first three months of 2016, cash provided by investing activities was from the sale of investment securities of $51,218, pay-downs of investment securities of $2,174, the maturity of investment securities of $343 and distributions from investments in real estate ventures of $12. This was offset by the purchase of investment securities of $29,112, investment in real estate ventures of $5,795, capital expenditures of $3,915, an increase in restricted assets of $3,017, investment in real estate held for sale of $49 and an increase in cash surrender value of corporate-owned life insurance policies of $62. In the first three months of 2015, cash used in investing activities was for the purchase of investment securities of $67,628, investment in real estate ventures of $7,816, purchase of long-term investments of $5,000, capital expenditures of $3,156, an increase in restricted assets of $6,933 and an increase in cash surrender value of corporate-owned life insurance policies of $606. This was offset by the sale of investment securities of $74,591, proceeds from the liquidation of long-term investments of $1,216, pay-downs of investment securities of $1,594, maturities of investment securities of $947 and proceeds from the sale of fixed assets of $3.
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

Cash used in financing activities was $38,181 and $50,833 for the three months ended March 31, 2016 and 2015, respectively. In the first three months of 2016, cash was used for the dividends on common stock of $48,876, repayments of debt of $1,576, and distributions to non-controlling interest of $5,978. This was offset by proceeds from net borrowings of debt under the revolver of $17,944, contributions from non-controlling interest of $248, and proceeds of debt issuance of $57. In the first three months of 2015, cash was used for dividends on common stock of $46,350, payment of deferred financing costs of $585, repayment of debt of $1,857 and net repayments of debt under the revolver of $3,124. This was offset by proceeds from the exercise of Vector options of $809 and the tax benefit of options exercised of $274.
In recent years, we have taken advantage of historically low interest rates and lowered our weighted average cost of capital by issuing debt at lower interest rates than our historical borrowing levels. We will continue to evaluate current market conditions related to our capital structure. For example, based on quoted market prices, our 7.75% Senior Secured Notes were yielding approximately 5.8% on a “yield to worst” basis, or approximately 4.6% more than the comparable U.S. Treasury Bond at March 31, 2016. The Company is able to redeem such bonds at price of 105.813% beginning on February 15, 2016. The redemption price declines to 103.875% on February 15, 2017, 101.938% on February 15, 2018 and 100% on February 15, 2019. There can be no assurance that we would be able to issue debt at a lower interest rate than our historical borrowing levels in the future and, in the event we pursue any capital markets activities, our ability to complete any offering would be subject to market conditions.
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As of March 31, 2016, $24,377 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the Credit Facility was approximately $35,623 based on eligible collateral at March 31, 2016. At March 31, 2016, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett's EBITDA, as defined, were approximately $217,708 for the last twelve months ended March 31, 2016.
Vector. The indenture of our 7.75% senior secured notes due 2021 contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the indenture, for the most recently ended four full quarters is less than $75,000. The indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. Our Leverage Ratio is defined in the indenture as the ratio of our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. Our Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of financial covenants and the results of the calculation, as defined by the indenture.

	Indenture	March 31, 2016	December 31, 2015
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$282,602	$268,870
Leverage ratio, as defined	<3.0 to 1	1.98 to 1	1.95 to 1
Secured leverage ratio, as defined	<1.5 to 1	1.0 to 1	0.9 to 1

We and our subsidiaries have significant indebtedness and debt service obligations. At March 31, 2016, we and our subsidiaries had total outstanding indebtedness of $1,121,738 of which, $230,000 of our 7.5% convertible notes mature in 2019, $258,750 of our 5.5% variable interest senior convertible notes mature in 2020, and $600,000 of our 7.75% senior secured notes mature in 2021. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette and real estate operations are positive cash-flow-generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $209,000, investment securities available for sale of approximately $152,700, long-term investments with an estimated value of approximately $61,400 and availability under Liggett's credit facility of approximately $35,600 at March 31, 2016. Management currently anticipates that these amounts, as well as expected cash flows from our operations, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of March 31, 2016, approximately $24,400 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of March 31, 2016, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $244.
In addition, as of March 31, 2016, $296,387 ($488,750 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance, and debt issuance costs. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $2,171 with approximately $881 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes, and the remaining $1,290 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $10,200 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $135,403 and $133,267. We recorded the fair market value of our embedded derivatives at the approximate midpoint of the range at $134,348 as of March 31, 2016. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

We and New Valley also hold long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.

New Accounting Pronouncements

Refer to Note 1, Summary of Significant Accounting Policies, to our financial statements for further information on New Accounting Pronouncements.

Legislation and Regulation

There are no material changes from the Legislation and Regulation section set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2015. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

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

•
uncertainty related to product liability and other tobacco-related litigations including the Engle progeny cases pending in Florida and other individual and class action cases where certain plaintiffs have alleged compensatory and punitive damage amounts ranging into the hundreds of million and even billions of dollars; and,

•	potential additional payment obligations for us under the MSA and other settlement agreements with the states.
Further information on the risks and uncertainties to our business include the risk factors discussed above in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.
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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2016, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2015 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2015 continued to exist as of March 31, 2016, as discussed below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
These material weaknesses did not result in any material misstatements to the financial statements in any accounting periods ending prior to January 1, 2016 or for the three months ended March 31, 2016. However, these material weaknesses could result in misstatement of the aforementioned account balances or disclosures that would result in material misstatements to the annual or interim consolidated financial statements that would not be prevented or detected.

Status of Remediation
The Company identified five material weaknesses related to its Douglas Elliman subsidiary as of December 31, 2014 and two material weaknesses related to its Douglas Elliman subsidiary as of December 31, 2015. Beginning in 2015, at the direction of the Audit Committee of the Company's Board of Directors, as well as the Company’s CEO and CFO, the Company has made and continues to make substantial progress in remediating these material weakness including:

•
In June 2015, Douglas Elliman employed a new Chief Financial Officer, who is a licensed Certified Public Accountant ("CPA") with more than 30 years of experience in the financial departments of publicly-traded companies. In addition, in 2015, Douglas Elliman also added a Director of Sarbanes-Oxley Section 404 Compliance, a corporate controller, who is licensed as a CPA and previously served as a senior manager at a Big Four accounting firm, a regional controller who is licensed as a CPA and is a former Assistant Corporate Controller of a publicly-traded company as well as a former manager at a National accounting firm, two regional controllers, who are both currently licensed as CPAs and previously served as managers at Big Four accounting firms, and two accounting managers who are both licensed as CPAs.

•
In August 2015, Douglas Elliman employed a new Chief Technology Officer ("CTO") who was previously a technology executive with a large U.S. financial institution. Douglas Elliman’s new CTO oversees, among other things, security of the accuracy and completeness of the Company’s financial reporting.

•
During 2015, Douglas Elliman improved its documentation of internal controls into a more robust format that has been designed to detect errors that could lead to material misstatements in the Company’s consolidated financial statements.

•
During 2015, the Company redesigned and implemented a series of newly-created internal controls related to previously improper internal controls related to segregation of duties by accounting and finance personnel at Douglas Elliman.

The result of these efforts lead to the remediation of the following material weaknesses as of December 31, 2015:

(i)	Douglas Elliman’s previous failure to monitor controls in certain areas relating to the period-end financial reporting process,

(ii)
Douglas Elliman’s previous failure to maintain effective controls over period-end financial reporting processes, including controls over the preparation, analysis and review of certain significant account reconciliations required to assess the appropriateness of account balances at period-end, as well as controls over the preparation and review of the interim and annual financial statements; and,

(iii)	Douglas Elliman’s previous ineffective controls over the processing and recording of recurring and non-recurring journal entries.

Further, with the enhancements and focus described above, the Company is vigorously continuing its remediation efforts in 2016 related to the following material weaknesses:

(i)	Certain controls at Douglas Elliman related to segregation of duties with accounting and finance personnel were designed, but not operating, properly at December 31, 2015; and,

(ii)
Douglas Elliman did not maintain effective controls over access to its information technology system for finance and accounting (“IT System”). Specifically, root level access to Douglas Elliman’s IT System was shared with the third party software provider that allowed unrestricted and unmonitored access to the application and it database. Further, the Company did not have an effective change management process to reasonably assure that changes to the IT System were properly documented, tracked, reviewed, tested and approved.

The Company’s management, Audit Committee and Board of Directors are committed to maintaining a strong and sustainable internal control environment and believe that these remediation efforts represent significant improvements in the Company’s control environment as well as its internal controls over the financial reporting of Douglas Elliman. Nonetheless, the Company continues to address the two remaining material weaknesses and evaluate the effectiveness of its new internal controls to confirm that a sustainable, controlled process is fully in place. In 2016, the Company will continue to introduce processes to help ensure that Douglas Elliman’s financial reporting is complete and accurate. Further, the identified material weaknesses in internal controls will not be considered fully addressed until the internal controls over these areas have been in operation for a sufficient period of time for management to conclude that the material weaknesses have been fully remediated. Management continues to work on implementing and testing the new controls in order to make this final determination.

Changes in Internal Control Over Financial Reporting
The Company’s Board of Directors and its management, including the CEO and CFO, evaluated the changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 and concluded there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the three months ended March 31, 2016.

Item 6.    Exhibits:

10.1	Stock Option Agreement, dated February 29, 2016 between Vector and Howard M. Lorber.

10.2	Stock Option Agreement, dated February 29, 2016 between Vector and Richard J. Lampen.

10.3	Stock Option Agreement, dated February 29, 2016 between Vector and J. Bryant Kirkland III.

10.4	Stock Option Agreement, dated February 29, 2016 between Vector and Marc N. Bell.

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

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	April 28, 2016