Form 10-Q
period 2016-06-30
VECTOR GROUP LTD
filed 2016-08-08
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2016

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
☐ Yes ☒ No

At August 5, 2016, Vector Group Ltd. had 123,754,768 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2016	December 31, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$474,738	$240,368
Investment securities available for sale	160,854	181,976
Accounts receivable - trade, net	25,076	23,889
Inventories	92,735	86,516
Income taxes receivable, net	218	2,841
Restricted assets	9,437	9,195
Other current assets	40,163	38,954
Total current assets	803,221	583,739
Property, plant and equipment, net	71,904	75,632
Investments in real estate, net	23,328	23,318
Long-term investments	59,369	62,726
Investments in real estate ventures	206,139	217,168
Restricted assets	9,386	12,303
Goodwill and other intangible assets, net	262,866	263,959
Prepaid pension costs	21,302	20,650
Other assets	21,985	21,120
Total assets	$1,479,500	$1,280,615
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$16,615	$8,919
Current payments due under the Master Settlement Agreement	56,972	29,241
Current portion of employee benefits	914	915
Income taxes payable, net	—	96
Litigation accruals	3,514	22,904
Other current liabilities	140,388	154,217
Total current liabilities	218,403	216,292
Notes payable, long-term debt and other obligations, less current portion	1,110,731	856,108
Fair value of derivatives embedded within convertible debt	126,932	144,042
Non-current employee benefits	55,308	55,055
Deferred income taxes, net	87,914	79,429
Payments due under the Master Settlement Agreement	22,257	20,094
Litigation accruals	22,619	24,718
Other liabilities	10,772	7,038
Total liabilities	1,654,936	1,402,776
Commitments and contingencies (Note 7)
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 shares authorized, 123,842,329 and 123,792,329 shares issued and outstanding	12,384	12,379
Accumulated deficit	(261,370)	(210,113)
Accumulated other comprehensive income	(8,539)	(8,313)
Total Vector Group Ltd. stockholders' deficiency	(257,525)	(206,047)
Non-controlling interest	82,089	83,886
Total stockholders' deficiency	(175,436)	(122,161)
Total liabilities and stockholders' deficiency	$1,479,500	$1,280,615

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Tobacco*	$255,498	$254,890	$476,513	$482,975
Real estate	182,765	161,022	342,512	293,278
E-Cigarettes	10	261	48	680
Total revenues	438,273	416,173	819,073	776,933

Expenses:
Cost of sales:
Tobacco*	168,607	174,867	305,345	331,897
Real estate	115,017	103,870	214,695	188,228
E-Cigarettes	7	467	13	1,097
Total cost of sales	283,631	279,204	520,053	521,222

Operating, selling, administrative and general expenses	83,922	79,916	163,750	154,097
Litigation settlement and judgment expense	—	1,250	2,350	2,093
Restructuring charges	—	—	41	—
Operating income	70,720	55,803	132,879	99,521

Other income (expenses):
Interest expense	(36,369)	(31,761)	(67,089)	(63,507)
Change in fair value of derivatives embedded within convertible debt	7,416	5,256	17,110	11,716
Equity in earnings from real estate ventures	2,813	1,856	2,306	2,194
Equity in earnings (losses) from investments	1,089	(2,163)	(582)	(1,551)
Gain (loss) on sale of investment securities available for sale	139	(190)	706	12,839
Impairment of investment securities available for sale	(49)	—	(4,862)	—
Other, net	581	1,821	1,628	3,758
Income before provision for income taxes	46,340	30,622	82,096	64,970
Income tax expense	19,003	11,178	33,366	24,045

Net income	27,337	19,444	48,730	40,925

Net income attributed to non-controlling interest	(3,322)	(1,837)	(5,377)	(2,097)

Net income attributed to Vector Group Ltd.	$24,015	$17,607	$43,353	$38,828

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.20	$0.14	$0.36	$0.32

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.20	$0.14	$0.35	$0.32

Dividends declared per share	$0.40	$0.38	$0.80	$0.76

* Revenues and cost of sales include federal excise taxes of $106,861, $108,912, $197,707 and $206,271, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$27,337	$19,444	$48,730	$40,925

Net unrealized losses on investment securities available for sale:
Change in net unrealized (losses) gains	(820)	(4,493)	(5,454)	16,417
Net unrealized (gains) losses reclassified into net income	(90)	190	4,156	(12,839)
Net unrealized (losses) gains on investment securities available for sale	(910)	(4,303)	(1,298)	3,578

Net unrealized gains on long-term investments accounted for under the equity method:
Change in net unrealized gains	—	1,176	—	1,190
Net unrealized losses reclassified into net income	—	1,624	—	1,624
Net unrealized gains on long-term investments accounted for under the equity method	—	2,800	—	2,814

Net change in forward contracts	9	16	18	32

Net change in pension-related amounts
Net loss arising during the year	—	1,607	—	1,607
Amortization of loss	445	254	890	521
Net change in pension-related amounts	445	1,861	890	2,128

Other comprehensive (loss) income	(456)	374	(390)	8,552

Income tax effect on:
Change in net unrealized (losses) gains on investment securities	337	1,857	2,245	(6,603)
Net unrealized losses (gains) reclassified into net income on investment securities	37	(78)	(1,708)	5,309
Change in unrealized gains on long-term investments accounted for under the equity method	—	(478)	—	(484)
Net unrealized losses reclassified into net income on long-term investments accounted for under the equity method	—	(672)	—	(672)
Forward contracts	(4)	(7)	(7)	(13)
Pension-related amounts	(183)	(769)	(366)	(880)
Income tax benefit (provision) on other comprehensive income	187	(147)	164	(3,343)

Other comprehensive (loss) income, net of tax	(269)	227	(226)	5,209

Comprehensive income	27,068	19,671	48,504	46,134

Comprehensive income attributed to non-controlling interest	(3,322)	(1,837)	(5,377)	(2,097)
Comprehensive income attributed to Vector Group Ltd.	$23,746	$17,834	$43,127	$44,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance, January 1, 2016	123,792,329	$12,379	$—	$(210,113)	$(8,313)	$83,886	$(122,161)
Net income	—	—	—	43,353	—	5,377	48,730
Total other comprehensive loss	—	—	—	—	(226)	—	(226)
Total comprehensive income	—	—	—	—	—	—	48,504
Distributions and dividends on common stock	—	—	(4,833)	(94,610)	—	—	(99,443)
Restricted stock grant	50,000	5	(5)	—	—	—	—
Stock-based compensation	—	—	4,838	—	—	—	4,838
Contributions from non-controlling interest	—	—	—	—	—	248	248
Distributions to non-controlling interest	—	—	—	—	—	(7,422)	(7,422)
Balance as of June 30, 2016	123,842,329	$12,384	$—	$(261,370)	$(8,539)	$82,089	$(175,436)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Net cash provided by operating activities	$78,825	$83,885
Cash flows from investing activities:
Sale of investment securities	67,033	118,261
Maturities of investment securities	343	1,737
Purchase of investment securities	(56,691)	(113,595)
Proceeds from sale or liquidation of long-term investments	1,000	1,254
Purchase of long-term investments	(50)	(5,000)
Investments in real estate ventures	(11,806)	(34,857)
Distributions from investments in real estate ventures	17,983	—
Increase in cash surrender value of life insurance policies	(393)	(1,118)
Decrease (increase) in restricted assets	2,674	(7,934)
Issuance of notes receivable	—	(4,410)
Proceeds from sale of fixed assets	5	3
Capital expenditures	(7,615)	(5,379)
Pay downs of investment securities	4,926	3,530
Proceeds from sale of preferred securities	—	1,000
Investments in real estate, net	(81)	(12,502)
Net cash provided by (used in) investing activities	17,328	(59,010)
Cash flows from financing activities:
Proceeds from issuance of debt	243,282	22
Deferred financing costs	(6,600)	(625)
Repayments of debt	(2,917)	(3,374)
Borrowings under revolver	89,695	126,727
Repayments on revolver	(80,223)	(144,492)
Dividends and distributions on common stock	(97,846)	(92,778)
Contributions from non-controlling interest	248	—
Distributions to non-controlling interest	(7,422)	—
Proceeds from exercise of Vector options	—	1,219
Tax benefit of options exercised	—	384
Net cash provided by (used in) financing activities	138,217	(112,917)
Net increase (decrease) in cash and cash equivalents	234,370	(88,042)
Cash and cash equivalents, beginning of period	240,368	326,365
Cash and cash equivalents, end of period	$474,738	$238,323

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The cumulative impacts of the application of the new ASU are presented in the table below:

	December 31, 2015
	As Previously Reported	ASU Adoption	As Revised

Other assets	$51,261	$(30,141)	$21,120
Total assets	$1,310,756	$(30,141)	$1,280,615

Notes payable, long-term debt and other obligations, less current portion	$886,249	$(30,141)	$856,108
Total liabilities	1,432,917	(30,141)	1,402,776
Total stockholders' deficiency	(122,161)	—	(122,161)
Total liabilities and stockholders' deficiency	$1,310,756	$(30,141)	$1,280,615

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
The cumulative impact of the retrospective application of the equity method of accounting for the two investments are presented in the table below:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised

Operating, selling, administrative and general expenses	$79,679	$237	$79,916	$153,623	$474	$154,097

Operating income	56,040	(237)	55,803	99,995	(474)	99,521

Equity in losses from investments	(1,657)	(506)	(2,163)	(1,694)	143	(1,551)

Other, net	1,525	296	1,821	3,421	337	3,758

Income before provision for income taxes	31,069	(447)	30,622	64,964	6	64,970
Income tax expense	11,364	(186)	11,178	24,043	2	24,045
Net income	19,705	(261)	19,444	40,921	4	40,925

Net income attributed to Vector Group Ltd.	17,868	(261)	17,607	38,824	4	38,828

Other comprehensive (loss) income, net of tax	(2,781)	3,008	227	(782)	5,991	5,209

Comprehensive income	16,924	2,747	19,671	40,139	5,995	46,134

Comprehensive income attributed to Vector Group Ltd.	$15,087	$2,747	$17,834	$38,042	$5,995	$44,037

(b)	Distributions and Dividends on Common Stock:

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
Real estate sales: Revenue is recognized only when persuasive evidence of an arrangement exists, the price is fixed or determinable, the transaction has been completed and collectibility of the resulting receivable is reasonably assured. Real estate commissions earned by the Company’s real estate brokerage businesses are recorded as revenue on a gross basis upon the closing of a real estate transaction as evidenced when the escrow or similar account is closed, the transaction documents have been recorded and funds are distributed to all appropriate parties. Commission expenses are recognized concurrently with related revenues.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Property management fees and rental commissions earned are recorded as revenue when the related services are performed and the earnings process is complete.

(d)	Earnings Per Share (“EPS”):

Information concerning the Company's common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 29, 2015. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividends.

Net income for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income attributed to Vector Group Ltd.	$24,015	$17,607	$43,353	$38,828
Income attributed to participating securities	(784)	(521)	(1,417)	(1,151)
Net income available to common shares attributed to Vector Group Ltd.	$23,231	$17,086	$41,936	$37,677

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted-average shares for basic EPS	118,065,857	117,954,708	118,062,358	117,475,380
Plus incremental shares related to stock options and non-vested restricted stock	236,348	209,067	215,386	205,262
Weighted-average shares for diluted EPS	118,302,205	118,163,775	118,277,744	117,680,642

The following were outstanding during the three and six months ended June 30, 2016 and 2015, but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted-average number of shares issuable upon conversion of debt	24,895,477	24,895,477	24,895,477	25,334,835
Weighted-average conversion price	$19.63	$19.63	$19.63	$19.48

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(e)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair value of the embedded derivatives based principally on the results of a valuation model. A readily determinable fair value of the embedded derivatives is not available. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company's debt when compared to risk-free securities with the same duration. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. At June 30, 2016, the range of estimated fair values of the Company's embedded derivatives was between $125,983 and $127,870. The Company recorded the fair value of its embedded derivatives at the approximate midpoint of the range at $126,932 as of June 30, 2016. At December 31, 2015, the range of estimated fair values of the Company's embedded derivatives was between $143,422 and $144,660. The Company recorded the fair value of its embedded derivatives at the midpoint of the range at $144,042 as of December 31, 2015. The estimated fair value of the Company's embedded derivatives could change significantly based on future market conditions. (See Note 6.)

(f)	Investment in Real Estate Ventures:

The Company's investment in real estate ventures are subject to evaluation under ASU No. 2015-02, “Consolidation” (“ASU 2015-02”) which requires all legal entities to be evaluated as either a voting interest entity or a Variable Interest Entities (“VIE”). The guidance is effective for financial statements of public companies issued for fiscal years beginning after December 15, 2015. The Company has followed the decision tree set forth in ASC 810-10-05-6 in analyzing each of its investments in real estate ventures. The Company examines specific criteria and uses judgment when determining if the real estate venture is a VIE and then if the Company is the primary beneficiary of a VIE. Factors considered in the qualification of a VIE include sufficient equity investment at risk, disproportionate voting rights and substantially all of the activities are conducted on behalf of an investor with disproportionately few voting rights, and characteristics of a controlling financial interest.
Accounting guidance requires the Company to perform the VIE primary-beneficiary assessment for entities determined to be VIEs. The Company is required to consolidate all VIEs in which the Company is the primary beneficiary. The guidance requires consolidation of VIEs that a reporting entity has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly affect the VIE's economic performance and (b) the obligation to absorb losses or the right to receive residual returns of the VIE that could potentially be significant to the VIE.
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

(g)	Other Income, Net:

Other income, net consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest and dividend income	$1,452	$1,795	$2,776	$3,535
Gain on long-term investment	—	24	—	224
Impairment of long-term investments	(921)	—	(1,203)	—
Other income (expense)	50	2	55	(1)
Other income, net	$581	$1,821	$1,628	$3,758

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h)	Other Current Liabilities:
Other current liabilities consisted of:

	June 30, 2016	December 31, 2015
Accounts payable	$10,265	$19,639
Accrued promotional expenses	22,269	24,816
Accrued excise and payroll taxes payable, net	16,784	26,556
Accrued interest	35,028	28,147
Commissions payable	9,885	11,008
Accrued salary and benefits	18,179	22,774
Other current liabilities	27,978	21,277
Total other current liabilities	$140,388	$154,217

(i)	Goodwill and Other Intangible Assets:

The components of “Goodwill and other intangible assets, net” were as follows:

	June 30, 2016	December 31, 2015
Goodwill	$70,791	$70,791

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	4,564	5,657

Total goodwill and other intangible assets, net	$262,866	$263,959

(j)	Commitments:

Douglas Elliman Lease Extension. On March 31, 2016, Douglas Elliman extended the duration of an existing lease and entered into a sublease for additional space in New York. The agreement extended the lease term from 2018 to 2032. The new agreements increase the Company’s lease commitments by $0 in 2016, $1,164 in 2017, $1,412 in 2018, $3,733 in 2019, $5,394 in 2020 and $69,460 thereafter.

(k)	New Accounting Pronouncements:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 modifies U.S. Generally Accepted Accounting Principles (“GAAP”) by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. ASU 2016-09 is effective for the Company's fiscal year beginning January 1, 2017, including interim periods. Early application is permitted. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on the Company's condensed consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force) (“ASU 2016-06”). ASU 2016-06 clarifies the requirement for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under ASU 2016-06 is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments in ASU 2016-06 are effective for the Company's fiscal year beginning January 1, 2017, including interim periods. The Company is currently evaluating the method and impact the adoption of this ASU 2016-06 will have on the Company's condensed consolidated financial statements.
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

In May 2014, FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-9”). ASU 2014-9 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. As amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date the new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning subsequent to December 15, 2016. The new standard is required to be applied retrospectively to each prior

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

reporting period presented or with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method and it has not determined the impact of the new standard on the Company's condensed consolidated financial statements.

2.	INVENTORIES

Inventories consist of:

	June 30, 2016	December 31, 2015
Leaf tobacco	$49,537	$49,856
Other raw materials	3,586	3,578
Work-in-process	606	789
Finished goods	67,219	61,493
E-Cigarettes	67	80
Inventories at current cost	121,015	115,796
LIFO adjustments	(28,280)	(29,280)
	$92,735	$86,516

All of the Company's inventories at June 30, 2016 and December 31, 2015 are reported under the LIFO method. The $28,280 LIFO adjustment as of June 30, 2016 decreases the current cost of inventories by $18,863 for Leaf tobacco, $643 for Other raw materials, $33 for Work-in-Process, $8,736 for Finished goods and $5 for E-Cigarettes. The $29,280 LIFO adjustment as of December 31, 2015 decreased the current cost of inventories by $19,863 for Leaf tobacco, $643 for Other raw materials, $33 for Work-in-Process, $8,736 for Finished goods and $5 for E-Cigarettes.

Liggett enters into purchase commitments with third party providers for leaf tobacco that will be used entirely for future production. The future quantities of leaf tobacco and prices are established at the date of the commitments. At June 30, 2016, Liggett had tobacco purchase commitments of approximately $16,151. Liggett has a single source supply agreement for reduced ignition propensity cigarette paper through 2019.

The Company capitalizes the incremental prepaid cost of the MSA in ending inventory. Each period, the Company capitalizes in inventory that portion of its MSA liability that relates to cigarettes shipped to public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $15,865 and $15,796 at June 30, 2016 and December 31, 2015, respectively. Federal excise tax in inventory was $26,417 and $23,455 at June 30, 2016 and December 31, 2015.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at June 30, 2016 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$38,172	$17,343	$(206)	$55,309
Mutual funds invested in fixed income securities	20,307	211	—	20,518
Marketable debt securities	83,865	1,162	—	85,027
Total investment securities available for sale	$142,344	$18,716	$(206)	$160,854

The components of investment securities available for sale at December 31, 2015 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$47,502	$19,833	$(62)	$67,273
Mutual funds invested in fixed income securities	20,126	—	(15)	20,111
Marketable debt securities	94,540	52	—	94,592
Total investment securities available for sale	$162,168	$19,885	$(77)	$181,976

The table below summarizes the maturity dates of marketable debt securities at June 30, 2016.

Investment Type:	Market Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$27,456	$—	$27,456	$—
Corporate securities	35,660	2,271	33,389	—
U.S. mortgage-backed securities	7,343	—	49	7,294
Commercial mortgage-backed securities	3,675	—	—	3,675
U.S. asset-backed securities	2,115	—	2,115	—
Commercial paper	7,985	7,985	—	—
Index-linked U.S. bonds	793	—	793	—
Total marketable debt securities by maturity dates	$85,027	$10,256	$63,802	$10,969

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The available-for-sale investment securities with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	In loss position for
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
June 30, 2016
Marketable equity securities	$—	$—	$5,794	$(206)	$5,794	$(206)
	$—	$—	$5,794	$(206)	$5,794	$(206)

December 31, 2015
Marketable equity securities	$5,938	$(62)	$—	$—	$5,938	$(62)
Mutual funds invested in fixed income securities	10,053	(15)	—	—	10,053	(15)
	$15,991	$(77)	$—	$—	$15,991	$(77)

Unrealized losses from mutual funds invested in fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from equity securities are due to market price movements. The Company believes the unrealized losses associated with the Company's equity securities will be recovered in the future.

Gross realized gains and losses on available-for-sale investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Gross realized gains on sales	$206	$520	$955	$14,084
Gross realized losses on sales	(67)	(710)	(249)	(1,245)
Gains (losses) on sale of investment securities available for sale	$139	$(190)	$706	$12,839

Gross realized losses on other-than-temporary impairments	$(49)	$—	$(4,862)	$—

The Company recorded an “Other-than-temporary impairment” charge of $49 and $4,862 during the three and six months ended June 30, 2016. The largest component of the charge for the six months ended June 30, 2016 was $4,772 related to an investment in the common stock of Morgans Hotel Group Co., a company where Vector's President and Chief Executive Officer also serves as Chairman of the Board of Directors.
Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company's investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.
Proceeds from investment securities sales totaled $67,033 and $118,261 and proceeds from early redemptions by issuers totaled $5,269 and $5,267 in the six months ended June 30, 2016 and 2015, respectively, mainly from sales of Corporate securities and U.S. Government securities.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.	LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

	June 30, 2016	December 31, 2015
Investments accounted at cost	$39,028	$41,231
Investments accounted for under the equity method	20,341	21,495
	$59,369	$62,726

(a) Cost-Method Investments:

Long-term investments accounted for at cost consisted of the following:

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investments partnerships	$38,527	$41,522	$40,730	$44,217
Real estate partnership	501	504	501	552
	$39,028	$42,026	$41,231	$44,769

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
The Company received cash distributions of $1,000 and $371 from the Company's investments in long-term investments under the cost method for the six months ended June 30, 2016 and 2015, respectively. The Company invested $5,000 in a reinsurance company during the six months ended June 30, 2015.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(b) Equity-Method Investments:

Long-term investments accounted for under the equity method consisted of the following:

	June 30, 2016	December 31, 2015
Indian Creek Investors LP	$4,929	$4,989
Boyar Value Fund	7,312	7,302
Ladenburg Thalmann Financial Services Inc.	8,100	9,204
Castle Brands, Inc.	—	—
	$20,341	$21,495

The Company's investments accounted for under the equity method include the following: Indian Creek Investors LP (“Indian Creek”), Boyar Value Fund (“Boyar”), Ladenburg Thalmann Financial Services Inc. (“LTS”) and Castle Brands Inc. (“Castle”). At June 30, 2016, the Company's ownership percentages in Indian Creek, Boyar, LTS and Castle were 20.13%, 30.65%, 7.75% and 7.91%, respectively. The Company accounted for its Indian Creek and Boyar interests as equity-method investments because the Company's ownership percentage meets the threshold for equity-method accounting. The Company accounted for its LTS and Castle interests as equity-method investments because, in accordance with generally accepted accounting principles, the Company has the ability to exercise significant influence over their operating and financial policies.
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

The Company's investments under the equity method include an investment in Boyar. The value of the investment based on the quoted market price as of June 30, 2016 was $7,312, equal to its carrying value. Ladenburg Thalmann Fund Management, LLC, an indirect subsidiary of LTS, is the manager of Boyar.

At June 30, 2016, the aggregate values of the LTS and Castle investments based on the quoted market price were $33,491 and $9,250, respectively.
The Company received cash distributions of $572 and $1,754 from the Company's investments in long-term investments under the equity method for the six months ended June 30, 2016 and 2015, respectively. The Company recognized equity in earnings from long-term investments under the equity method of $1,089 for the three months ended June 30, 2016 and equity in losses from long-term investments under the equity method of $582 for the six months ended June 30, 2016. The Company recognized equity in losses from long-term investments under the equity method of $2,163 and $1,551 for the three and six months ended June 30, 2015, respectively. The Company has suspended its recognition of equity in losses from Castle to the extent such losses exceed its basis.
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
Residential Brokerage Business. New Valley is engaged in the real estate business and is seeking to acquire or invest in additional real estate properties or projects. The Company owns a 70.59% interest in Douglas Elliman and the condensed consolidated financial statements of the Company include the account balances of Douglas Elliman.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Investments in real estate ventures.  New Valley also holds equity investments in various real estate projects domestically and internationally. The components of “Investments in real estate ventures” were as follows:

	June 30, 2016	December 31, 2015
10 Madison Square Park (1107 Broadway)	$9,188	$11,391
The Marquand (11 East 68th Street)	9,333	13,900
11 Beach Street	13,702	13,209
20 Times Square (701 Seventh Avenue)	16,487	14,985
111 Murray Street	25,308	25,567
160 Leroy Street	4,511	3,952
215 Chrystie Street	5,729	5,592
The Dutch (25-19 43rd Avenue)	1,129	1,077
Queens Plaza (23-10 Queens Plaza South)	16,834	16,177
87 Park (8701 Collins Avenue)	8,846	8,658
125 Greenwich Street	9,780	9,750
West Hollywood Edition (9040 Sunset Boulevard)	7,050	10,510
76 Eleventh Avenue	18,867	17,967
Monad Terrace	7,774	6,608
Takanasee	4,916	4,680
Condominium and Mixed Use Development	159,454	164,023

Maryland Portfolio	—	—
ST Portfolio	9,193	15,754
Apartment Buildings	9,193	15,754

Park Lane Hotel	21,138	19,697
Hotel Taiwana	7,786	7,069
Coral Beach and Tennis Club	3,162	3,159
Hotels	32,086	29,925

The Plaza at Harmon Meadow	3,682	5,449
Commercial	3,682	5,449

Other	1,724	2,017

Investments in real estate ventures	$206,139	$217,168

Condominium and Mixed-Use Development:
Condominium and mixed-use development investments range in ownership percentage from 3.1% to 49.5%. New Valley recorded net equity in earnings from real estate ventures of $2,962 and $1,779 for the three and six months ended June 30, 2016 from its condominium and mixed-used developments. For the three months ended June 30, 2016 equity in earnings from real estate related to $3,788 in equity earnings from New Valley's proportionate share of the sale of condominium units at 10 Madison Square Park offset by equity in losses of $826 from the other condominiums and mixed-use development projects. For the six months ended June 30, 2016 equity in earnings from real estate was related to $4,211 in equity earnings from New Valley's proportionate share of the sale of condominium units at 10 Madison Square Park and $34 equity in earnings from other condominiums and

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

mixed-use development projects offset by equity losses of $962 at the Marquand, $160 at 11 Beach Street, $247 at 111 Murray Street, $144 at 215 Chrystie Street, $122 at Queens Plaza, $250 at 87 Park, $177 at West Hollywood Edition, and $404 at Monad Terrace. New Valley recorded equity in earnings from real estate ventures of $138 and $675 for the the three and six months ended June 30, 2015. The Company recorded $1,501 of equity in earnings related to its proportionate share of the Marquand’s equity earnings from the sale of three of its units for the six months ended June 30, 2015. The Company also recorded $236 of equity in earnings from Chelsea Eleven for a distribution of excess amounts held back in 2012 for final expenses of the investment for the six months ended June 30, 2015.
During the six months ended June 30, 2016, New Valley made capital contributions totaling $8,801 related to ventures where New Valley previously held an investment, primarily at 20 Times Square, 160 Leroy Street, West Hollywood Edition, and Monad Terrace. For ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners. New Valley's direct investment percentage did not change. During the six months ended June 30, 2015, New Valley made capital contributions totaling $27,091 primarily related to 215 Chrystie Street, 76 Eleventh Avenue and Monad Terrace. New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners. New Valley's investment percentages did not change.
During the six months ended June 30, 2016, New Valley received distributions of $19,985 primarily related to 10 Madison Square West, the Marquand, West Hollywood Edition and income from marketing fees paid by 125 Greenwich Street. During the six months ended June 30, 2015, New Valley received distributions of $236 from its investment in Chelsea Eleven, which sold its last unit in 2012, for excess amounts held back in 2012 for final expenses of the investment.
New Valley's maximum exposure to loss, net of non-controlling interest, as a result of its investments in condominium and mixed-use developments was $140,667 at June 30, 2016.

New Valley capitalized $4,836 of interest expense into the carrying value of its ventures whose projects were currently under development during the six months ended June 30, 2016.

Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its joint venture investments. Douglas Elliman had gross commissions of approximately $5,674 and  $8,079 for the three and six months ended June 30, 2016 from these projects.

Apartment Buildings:
Apartment building investments range in ownership percentage from 7.6% to 16.3%. New Valley recorded equity in earnings from real estate ventures of $1,630 and $2,146 for the three and six months ended June 30, 2016, primarily related to the ST Portfolio apartment portfolio. In 2015, ST Portfolio sold one (Highgrove) of its two remaining Class A multi-family buildings. New Valley recorded equity in earnings from real estate ventures of $1,848 and $1,801 for the three and six months ended June 30, 2015, related to the ST Portfolio. In 2015, ST Portfolio sold one (Phoenix) of its three remaining Class A multi-family buildings. New Valley received distributions of $8,707 during the six months ended June 30, 2016, primarily related to ST Portfolio and Maryland Portfolio. New Valley received distributions of $493 during the six months ended June 30, 2015, primarily related to the Maryland Portfolio. New Valley has suspended its recognition of equity losses in Maryland Portfolio to the extent such losses exceed its basis. New Valley's maximum exposure to loss as a result of its investment in apartment buildings was $9,193 at June 30, 2016.

Hotels:
Hotel investments range in ownership percentage from 5.2% to 49.0%. New Valley recorded equity in losses from real estate ventures of $189 and $844 for the three and six months ended June 30, 2016, related to hotel operations. New Valley recorded equity in losses from real estate ventures of $261 and $1,006 for the three and six months ended June 30, 2015. New Valley made capital contributions totaling $3,005 for the six months ended June 30, 2016, related to the Park Lane Hotel and Coral Beach and Tennis Club. New Valley made capital contributions totaling $1,980 for the six months ended June 30, 2015, related to the Park Lane Hotel and Coral Beach and Tennis Club. New Valley's maximum exposure to loss as a result of its investments in hotels was $32,086 at June 30, 2016.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Commercial:
New Valley recorded equity in losses from real estate ventures of $1,744 and $1,532 for the three and six months ended June 30, 2016, related to shopping center rental operations. New Valley recorded equity in earnings from real estate ventures of $27 for the three and six months ended June 30, 2015, related to shopping center rental operations. New Valley received distributions totaling $235 for the six months ended June 30, 2016, related to Harmon Meadow. New Valley's maximum exposure to loss as a result of its investments in commercial ventures was $3,682 at June 30, 2016.

Other:
Other investments in real estate ventures relate to a 50% investment in an insurance consulting company owned by Douglas Elliman.

Investments in Real Estate, net:
The components of “Investments in real estate, net” were as follows:

	June 30, 2016	December 31, 2015
Escena, net	$10,644	$10,716
Sagaponack	12,684	12,602
Investments in real estate, net	$23,328	$23,318

Escena.  The assets of “Escena, net” were as follows:

	June 30, 2016	December 31, 2015
Land and land improvements	$8,907	$8,907
Building and building improvements	1,874	1,875
Other	2,001	1,923
	12,782	12,705
Less accumulated depreciation	(2,138)	(1,989)
	$10,644	$10,716

New Valley recorded operating losses of $299 and $173 for the three months ended June 30, 2016 and 2015, respectively, from Escena. New Valley recorded operating income of and $209 and $552 for the six months ended June 30, 2016 and 2015, respectively, from Escena.

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly owned and the balances of the project are included in the condensed consolidated financial statements of the Company. As of June 30, 2016, the assets of Sagaponack consisted of land and land improvements of $12,684.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	June 30, 2016	December 31, 2015
Vector:
7.75% Senior Secured Notes due 2021, including premium of $15,391 and $8,014	$850,391	$608,014
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $121,788 and $132,119*	108,212	97,881
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $79,010 and $86,136*	179,740	172,614
Liggett:
Revolving credit facility	12,808	3,213
Term loan under credit facility	3,147	3,269
Equipment loans	6,866	9,716
Other	354	461
Notes payable, long-term debt and other obligations	1,161,518	895,168
Less:
Debt issuance costs	(34,172)	(30,141)
Total notes payable, long-term debt and other obligations	1,127,346	865,027
Less:
Current maturities	(16,615)	(8,919)
Amount due after one year	$1,110,731	$856,108
______________________
* The fair value of the derivatives embedded within the 7.5% Variable Interest Senior Convertible Notes ($61,998 at June 30, 2016 and $72,083 at December 31, 2015, respectively) and the 5.5% Variable Interest Senior Convertible Debentures ($64,934 at June 30, 2016 and $71,959 at December 31, 2015, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

7.75% Senior Secured Notes due 2021 - Vector:

On May 9, 2016, the Company completed the sale of an additional $235,000 principal amount of its 7.75% Senior Secured Notes due 2021 for a price of 103.50% in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933 (the "Securities Act"). The Company received net proceeds of approximately $236,900 after deducting underwriting discounts, commissions, fees and offering expenses. The net proceeds will be used for general corporate purposes, including for additional investments in real estate and in the Company's tobacco business. The Company will amortize the deferred costs and debt premium related to the additional Senior Secured Notes over the estimated remaining life of the debt.

In August 2016, the Company completed an offer to exchange the 7.75% Senior Secured Notes issued in May 2016 for an equal amount of newly issued 7.75% Senior Secured Notes due 2021. The new 7.75% Senior Secured Notes have substantially the same terms as the original notes, except that the new 7.75% Senior Secured Notes have been registered under the Securities Act.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Revolving Credit Facility and Term Loan Under Credit Facility - Liggett:

As of June 30, 2016, a total of $15,955 was outstanding under the revolving and term loan portions of the credit facility. Availability, as determined under the facility, was approximately $44,000 based on eligible collateral at June 30, 2016.

Shares of Common Stock per $1,000 Principal Amount due on Convertible Notes:

The conversion rates for all convertible debt outstanding as of June 30, 2016 and December 31, 2015, are summarized below:

	June 30, 2016		December 31, 2015
	Conversion Price	Shares per $1,000	Conversion Price	Shares per $1,000

7.5% Variable Interest Senior Convertible Notes due 2019	$15.98	62.5743	$15.98	62.5743
5.5% Variable Interest Senior Convertible Debentures due 2020	$24.64	40.5891	$24.64	40.5891

Non-Cash Interest Expense - Vector:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Amortization of debt discount, net	$8,653	$6,213	$16,609	$11,840
Amortization of debt issuance costs	1,401	1,022	2,569	1,988
	$10,054	$7,235	$19,178	$13,828

Fair Value of Notes Payable and Long-Term Debt:

	June 30, 2016			December 31, 2015
	Carrying		Fair	Carrying		Fair
	Value		Value	Value		Value
Notes payable and long-term debt	$1,161,518	(1)	$1,513,012	$895,168	(1)	$1,297,875

______________________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 11.

Notes payable and long-term debt are carried on the condensed consolidated balance sheet at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 11 if such liabilities were recorded on the condensed consolidated balance sheet at fair value. The estimated fair value of the Company's notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company's credit risk as described in the Company's Form 10-K. The Company used the quoted market prices as of June 30, 2016 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the credit facility and term loan is equal to the fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7.	CONTINGENCIES

Tobacco-Related Litigation:

Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). With the commencement of new cases, the defense costs and the risks relating to the unpredictability of litigation increase. The future financial impact of the risks and expenses of litigation are not quantifiable. For the three months ended June 30, 2016 and 2015, Liggett incurred tobacco product liability legal expenses and costs totaling $1,707 and $3,158, respectively. For the six months ended June 30, 2016 and 2015, Liggett incurred tobacco product liability legal expenses and costs totaling $5,878 and $5,713, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the Condensed Consolidated Statements of Operations.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals of the Putney, Calloway, Boatright, Buchanan and Ward cases Liggett, as of June 30, 2016, had secured approximately $10,767 in bonds.
In June 2009, Florida amended its existing bond cap statute by adding a $200,000 bond cap that applies to all Engle progeny cases in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time but in any event, the maximum amount of any such bond for an appeal in the Florida state courts will be no greater than $5,000. In several cases, plaintiffs challenged the constitutionality of the bond cap statute, but to date the courts have upheld the constitutionality of the statute. It is possible that the Company’s consolidated financial position, results of operations, and cash flows could be materially adversely affected by an unfavorable outcome of such challenges.
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
Cautionary Statement About Engle Progeny Cases. Judgments have been entered against Liggett and other industry defendants in more than 100 Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. As of June 30, 2016, 24 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts. Fifteen verdicts were returned in favor of the plaintiffs (although in two of these cases (Irimi and Cohen) the court granted defendants' motion for a new trial) and nine in favor of Liggett. In four of the cases, punitive damages were awarded against Liggett (although in Calloway, the punitive damages award was reversed and remanded to the trial court). In certain cases, the judgments were entered jointly and severally with other defendants and Liggett may face the risk that one or more co-defendants decline or

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, Liggett may have to pay more than its proportionate share of any bonding or judgment related amounts. Several of the judgments against Liggett remain on appeal. Except as discussed in this Note 7 regarding the cases where an adverse verdict against Liggett remains on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members’ claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett’s past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended, however, Liggett has entered into settlement discussions in individual cases or groups of cases, where Liggett has determined it was in its best interest to do so, and it may continue to do so in the future, including with respect to the remaining Engle progeny cases. In October 2013, Liggett announced a settlement of the claims of over 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement below). As of June 30, 2016, Liggett (and in certain cases the Company) had, on an individual basis, settled 175 Engle progeny cases for approximately $5,999 in the aggregate. One of those settlements occurred in the second quarter of 2016.
Individual Actions
As of June 30, 2016, there were 38 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases or the individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions by state:

State	Number of Cases
Maryland	13
Florida	11
New York	7
Louisiana	3
West Virginia	2
Missouri	1
Ohio	1
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
Engle Progeny Settlement. In October 2013, the Company entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with approximately $61,600 paid in a lump sum and the balance to be paid in installments over 14 years, starting in February 2015. In exchange, the claims of over 4,900 plaintiffs, including the claims of all plaintiffs with cases pending in federal court, were dismissed with prejudice against the Company and Liggett. Due to the settlement, in 2013 the Company recorded a charge of $86,213, of which $25,213 is related to certain payments discounted to their present value using an 11% annual discount rate. The installment payments total approximately $48,000 on an undiscounted basis. The Company’s future payments will be approximately $3,400 per annum through 2028, with a cost of living increase beginning in 2021.
Notwithstanding the comprehensive nature of the Engle Progeny Settlement, approximately 245 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of June 30, 2016, the following Engle progeny cases have resulted in judgments against Liggett:

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

April 2011	Tullo v. R.J. Reynolds	Palm Beach	225	—	Liggett satisfied the judgment and other than an issue with respect to the calculation of interest on the judgment and the amount of costs owed by Liggett, the case is concluded.
January 2012	Ward v. R.J. Reynolds	Escambia	1	—	Liggett satisfied the merits judgment. Subsequently, the trial court entered a joint and several final judgment on attorneys' fees and costs for $981 and defendants appealed that judgment.
May 2012	Calloway v. R.J. Reynolds	Broward	1,530	—
A joint and several judgment for $16,100 was entered against R.J. Reynolds, Philip Morris, Lorillard and Liggett. On January 6, 2016, the Fourth District Court of Appeal reversed in part, including the $7,600 punitive damages award against Liggett, and remanded the case to the trial court for a new trial on certain issues. Both sides have moved for rehearing.

December 2012	Buchanan v. R.J. Reynolds	Leon	2,750	—	Liggett satisfied the judgment and the case is concluded.
May 2013	Cohen v. R.J. Reynolds	Palm Beach	—	—
In May 2013, the jury awarded compensatory damages in the amount of $2,055 and apportioned 10% of the fault to Liggett ($205). Defendants' motion seeking a new trial was granted by the trial court. Plaintiff appealed and defendants cross-appealed. Oral argument occurred on June 7, 2016. A decision is pending.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Through June 30, 2016, Liggett paid $39,773, including interest and attorneys' fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert and Buchanan.
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
In April 2015, in Graham, a federal case, the Eleventh Circuit held that federal law impliedly preempts use of the res judicata Engle findings to establish claims for strict liability or negligence. In February 2016, the Eleventh Circuit Court of Appeals vacated the panel’s opinion and granted Plaintiff’s motion for rehearing en banc.  Defendants filed a motion requesting that the court enter a briefing order directing the parties to address both implied preemption and whether the application of the Engle findings violates federal due process.  That motion was granted. Oral argument occurred in June 2016 and a decision is pending.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Maryland Cases

Liggett is currently a defendant in 13 multi-defendant personal injury cases in Maryland that allege claims arising from asbestos and tobacco exposure.  Liggett along with other tobacco defendants have moved (or are in the process of moving) to dismiss the cases.  In the past, motions to dismiss have generally been successful, typically resulting in the dismissal without prejudice of the tobacco company defendants, including Liggett.  Recently, however, a Maryland intermediate appellate court ruled, in Stidham, et al. v. R. J. Reynolds Tobacco Company, et al., that dismissal of tobacco company defendants may not be appropriate where injury is asserted based on both asbestos and tobacco usage. On May 9, 2016, the Court of Appeals for Maryland (Maryland's highest court) heard oral argument on the appeal of the intermediate appellate court's decision. On July 5, 2016, the Court of Appeals ruled that joinder of tobacco and asbestos cases may be possible in certain circumstances, but plaintiffs must demonstrate at the trial court level how such cases may be joined while providing appropriate safeguards to prevent embarrassment, delay, expense or prejudice to defendants and "the extent to which, if at all, the special procedures applicable to asbestos cases should extend to tobacco companies." Other than providing guidance, the Court of Appeals remanded these issues to be determined at the trial court level. It is possible that Liggett and other tobacco company defendants will not be dismissed from pending synergy exposure cases, and may be named as defendants in asbestos-related personal injury actions in Maryland going forward, including approximately 20 additional synergy exposure cases currently pending in Maryland state court.

Liggett Only Cases

There are currently three cases pending where Liggett is the only remaining defendant. Each of these cases is an Individual Action. In November 2015, in Hausrath (NY state court), the court entered a case management order providing discovery deadlines. A status conference is scheduled for August 2, 2016. There has been no further activity in the other two Individual Actions. Cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases.

Class Actions

As of June 30, 2016, three actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these actions.
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
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain "common" issues. Liggett was severed from trial of the consolidated action. After two mistrials, in May 2013, the jury rejected all but one of the plaintiffs' claims, finding in favor of plaintiffs on the claim that ventilated filter cigarettes between 1964 and July 1, 1969 should have included instructions on how to use them. The issue of damages was reserved for further proceedings. The court entered judgment in October 2013, dismissing all claims except the ventilated filter claim. The judgment was affirmed on appeal and

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

remanded to the trial court for further proceedings. In April 2015, the plaintiffs filed a petition for writ of certiorari to the United States Supreme Court which subsequently declined review. In July 2015, the trial court ruled on the scope of the ventilated filter claim and determined that only 30 plaintiffs have potentially viable claims against the non-Liggett defendants, which may be pursued in a second phase of the trial. The court intends to try the claims of these plaintiffs in six consolidated trials, each with five plaintiffs. The trial court set the first date for the consolidated trials for January 9, 2017. With respect to Liggett, the trial court requested that Liggett and plaintiffs brief whether any claims against Liggett survive given the outcome of the first phase of the trial. On May 23, 2016, the trial court ruled that the case may proceed against Liggett. Liggett intends to seek appellate review of this decision. It is estimated that Liggett could be a defendant in approximately 25 of the remaining individual cases.
In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers including cases alleging, among other things, that use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices. Adverse decisions in these cases could have a material adverse affect on Liggett’s sales volume, operating income and cash flows.
Health Care Cost Recovery Actions
As of June 30, 2016, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.
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
Upcoming Trials
As of June 30, 2016, there were 16 Engle progeny cases and two Individual Actions scheduled for trial through June 30, 2017, where Liggett (and/or the Company) is a named defendant. Trial dates are, however, subject to change.
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
The two requirements for application of the NPM Adjustment, a market share loss and a finding or agreement that the MSA was a significant factor in that loss, have been satisfied, and the Participating Manufacturers are engaged in disputes with certain of the Settling States over whether they diligently enforced their respective escrow statutes in each of the years from 2003 - 2014. After several years of litigation over whether the MSA’s arbitration clause required a multistate arbitration of the NPM Adjustment dispute, 48 of 49 state courts ultimately compelled the states to participate in a single, multistate arbitration of the 2003 NPM Adjustment. Notwithstanding, many states continued to refuse to arbitrate and agreed to do so only after the Participating Manufacturers agreed to a 20% reduction in their 2003 NPM Adjustment claims.
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
The remaining four non-diligent states pursued motions in their respective state courts seeking to vacate or reduce the amount of the arbitration award. The Pennsylvania and Maryland courts refused to vacate the award but reduced the recovery by approximately 50%. State court appellate proceedings in Pennsylvania and Maryland are now exhausted but the Participating Manufacturers have filed petitions for certiorari seeking further review in the United States Supreme Court. The remaining two challenges to the 2003 arbitration award, in Missouri and New Mexico, remain pending in state court. In Missouri, the appellate court reversed the trial court, which had reduced the arbitration award, and reinstated the full award. The Missouri Supreme Court granted a discretionary appeal of that decision, and briefing is currently underway. There has been no decision in New Mexico.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As a result of the settlements and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales in the aggregate by $22,356 for years 2013 - 2015. Liggett and Vector Tobacco maybe entitled to further adjustments for 2015 forward. The remaining NPM Adjustment accrual of approximately $20,000 at June 30, 2016 relates to the disputed amounts Liggett withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett loses the disputes for those years. As of June 30, 2016, there remains approximately $28,600 in the disputed payments account relating to Liggett's 2011 - 2015 NPM Adjustment disputes with the non-settling states.
    Disputes over the NPM Adjustments for 2004-2014 remain to be arbitrated with the states that have not joined the settlement. The dispute over the NPM Adjustment for 2015 remains to be arbitrated with all the states. The arbitration panel for the 2004 NPM Adjustment dispute has been selected and that proceeding has commenced.
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
In October 2014, the panel issued a Corrected Final Award that eliminated the 1.25% adjustment increase. The panel further determined that the independent auditor shall compute Liggett’s market share for all years after 2000 on a “net” basis, but adjust that computation to approximate “gross” market share by using actual returned product data for each year. In July 2015, the independent auditor issued calculations, purportedly based on the Corrected Final Award, which indicated that Liggett owed approximately $16,000 for years 2001 - 2013. In June 2016, the independent auditor issued revised calculations indicating that Liggett owed approximately $8,100 for years 2001 - 2013. Based on these revised calculations Liggett is fully accrued for this matter although Liggett continues to dispute the independent auditor’s calculation.
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
On January 12, 2016, the Attorney General for Mississippi commenced an action against Liggett in state court in Jackson County, Mississippi (Chancery Division) to enforce the settlement agreement among Liggett, Mississippi and several other states, alleging that Liggett is liable to Mississippi for at least $26,000 (including interest) plus attorneys' fees and punitive damages. Discovery is underway. Liggett may be required to make additional payments to Texas or Mississippi which could adversely affect the Company’s consolidated financial position, results of operations and cash flows.
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
The activity in the Company's accruals for the MSA and tobacco litigation for the six months ended June 30, 2016 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2016	$29,241	$22,904	$52,145	$20,094	$24,718	$44,812
Expenses	42,637	2,583	45,220	—	—	—
Change in MSA obligations capitalized as inventory	69	—	69	—	—	—
Payments	(12,847)	(25,545)	(38,392)	—	—	—
Reclassification to/(from) non-current liabilities	(2,163)	3,252	1,089	2,163	(3,252)	(1,089)
Interest on withholding	35	320	355	—	1,153	1,153
Balance as of June 30, 2016	$56,972	$3,514	$60,486	$22,257	$22,619	$44,876

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
Liggett Vector Brands entered into an agreement with a subsidiary of the Convenience Distribution Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at June 30, 2016.
In addition to the foregoing, Douglas Elliman Realty, LLC is subject to numerous proceedings, lawsuits and claims in connection with its ordinary business activities. Many of these matters are covered by insurance.

Liggett was contacted in October 2015, by one of its software vendors, who suggested that Liggett needed to purchase additional software licenses from it.  Liggett believes that its use of the vendor's software is in compliance with the licenses previously purchased by Liggett.  In January 2016, the software vendor requested to audit Liggett’s use of the relevant software.  In response, Liggett has provided details of its use of the software and is continuing to cooperate with requests for information.
Management is of the opinion that the liabilities, if any, resulting from other proceedings, lawsuits and claims pending against the Company and its consolidated subsidiaries, unrelated to tobacco product liability, should not materially affect the Company’s condensed consolidated financial position, results of operations or cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

8.	EMPLOYEE BENEFIT PLANS

The following table summarizes key information related to the Company's pension plans and other postretirement benefits:

	Pension Benefits		Pension Benefits		Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost — benefits earned during the period	$137	$133	$274	$265	$1	$2	$2	$4
Interest cost on projected benefit obligation	1,355	1,280	2,710	2,598	97	93	194	185
Expected return on assets	(1,519)	(1,888)	(3,038)	(3,813)	—	—	—	—
Settlement loss	—	1,607	—	1,607	—	—	—	—
Amortization of net loss (gain)	464	278	928	569	(19)	(24)	(38)	(48)
Net expense	$437	$1,410	$874	$1,226	$79	$71	$158	$141

9.	RESTRUCTURING
The following table presents the activity under the Tobacco segment restructuring plan for the six months ended June 30, 2016:

	Employee Severance and Benefits	Contract Termination/Exit Costs	Other	Total
Accrual balance as of January 1, 2016	$422	$48	$20	$490
Restructuring charges	—	41	—	41
Utilized	(315)	(89)	(20)	(424)
Accrual balance as of June 30, 2016	$107	$—	$—	$107

10.	INCOME TAXES

The Company's provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations. The annual effective income tax rate is reviewed and, if necessary, adjusted on a quarterly basis.
The Company's income tax expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income before provision for income taxes	$46,340	$30,622	$82,096	$64,970
Income tax expense using estimated annual effective income tax rate	18,793	11,347	33,317	24,145
Changes in effective tax rates	210	(78)	—	—
Impact of discrete items, net	—	(91)	49	(100)
Income tax expense	$19,003	$11,178	$33,366	$24,045

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The discrete item for the six months ended June 30, 2016 is primarily related to the results of recent state income tax audits. The discrete item for the six months ended June 30, 2015 is primarily related to the rate differential in other comprehensive income and the results of a recent state income tax audit.

11.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of June 30, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds	$336,845	$336,845	$—	$—

Commercial paper	42,044	—	42,044	—

Certificates of deposit	2,976	—	2,976	—

Bonds	10,767	10,767	—	—

Investment securities available for sale
Equity securities	55,309	55,309	—	—
Mutual funds invested in fixed income securities	20,518	20,518	—	—
Fixed income securities
U.S. government securities	27,456	—	27,456	—
Corporate securities	35,660	—	35,660	—
U.S. government and federal agency	7,343	—	7,343	—
Commercial mortgage-backed securities	3,675	—	3,675	—
U.S. asset-backed securities	2,115	—	2,115	—
Commercial paper	7,985	—	7,985	—
Index-linked U.S. bonds	793	—	793	—
Total fixed income securities	85,027	—	85,027	—

Total investment securities available for sale	160,854	75,827	85,027	—

Total	$553,486	$423,439	$130,047	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$126,932	$—	$—	$126,932

Nonrecurring fair value measurements
Long-term investments (1)	$6,396			$6,396	$(1,203)

(1)	Long-term investments with a carrying amount of $7,599 were written down to their fair value of $6,396, resulting in an impairment charge of $1,203, which was included in earnings.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Fair Value Measurements as of December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds	$93,915	$93,915	$—	$—

Certificates of deposit	3,469	—	3,469	—

Bonds	12,767	12,767	—	—

Investment securities available for sale
Equity securities	67,273	67,273	—	—
Mutual funds invested in fixed income securities	20,111	20,111	—	—
Fixed income securities
U.S. government securities	28,132	—	28,132	—
Corporate securities	41,561	—	41,561	—
U.S. government and federal agency	5,790	—	5,790	—
Commercial mortgage-backed securities	8,728	—	8,728	—
U.S. asset-backed securities	8,276	—	8,276	—
Index-linked U.S. bonds	2,105	—	2,105	—
Total fixed income securities	94,592	—	94,592	—

Total investment securities available for sale	181,976	87,384	94,592	—

Total	$292,127	$194,066	$98,061	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$144,042	$—	$—	$144,042

Nonrecurring fair value measurements
Long-term investments (1)	$11,189			$11,189	$(811)
Investments in real estate, net (2)	3,780			3,780	(230)
	$14,969			$14,969	$(1,041)

(1)	Long-term investments with a carrying amount of $12,000 were written down to their fair value of $11,189, resulting in an impairment charge of $811, which was included in earnings.

(2)	Investment in real estate, net with a carrying value of $4,010 was written down to its fair value of $3,780, resulting in an impairment charge of $230, which was included in earnings.

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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at June 30, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	June 30, 2016	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$126,932	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$22.42
			Convertible trading price (as a percentage of par value)	110.88%
			Volatility	19.33%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	6.0% - 7.0% (6.5%)

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2015	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$144,042	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$23.59
			Convertible trading price (as a percentage of par value)	114.31%
			Volatility	18.30%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	5.0% - 5.5% (5.25%)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

12.	SEGMENT INFORMATION

The Company's significant business segments for the three and six months ended June 30, 2016 and 2015 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of conventional cigarettes. The E-Cigarettes segment includes the operations of the Company's e-cigarette business. The Real Estate segment includes the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s operations before taxes and non-controlling interests for the three and six months ended June 30, 2016 and 2015 were as follows:

				Real	Corporate
	Tobacco		E-Cigarettes	Estate	and Other	Total
Three months ended June 30, 2016
Revenues	$255,498		$10	$182,765	$—	$438,273
Operating income (loss)	66,016		(91)	11,706	(6,911)	70,720
Equity in earnings from real estate ventures	—		—	2,813	—	2,813
Depreciation and amortization	2,499		—	2,943	428	5,870

Three months ended June 30, 2015
Revenues	$254,890		$261	$161,022	$—	$416,173
Operating income (loss)	56,215	(1)	(2,400)	6,892	(4,904)	55,803
Equity in earnings from real estate ventures	—		—	1,856	—	1,856
Depreciation and amortization	2,931		—	3,076	435	6,442

Six months ended June 30, 2016
Revenues	$476,513		$48	$342,512	$—	$819,073
Operating income (loss)	127,499	(2)	(284)	19,380	(13,716)	132,879
Equity in earnings from real estate ventures	—		—	2,306	—	2,306
Depreciation and amortization	4,939		—	5,225	870	11,034
Capital expenditures	3,716		—	3,873	26	7,615

Six months ended June 30, 2015
Revenues	$482,975		$680	$293,278	$—	$776,933
Operating income (loss)	105,885	(3)	(5,564)	9,043	(9,843)	99,521
Equity in earnings from real estate ventures	—		—	2,194	—	2,194
Depreciation and amortization	5,867		—	5,984	872	12,723
Capital expenditures	2,350		—	3,029	—	5,379

(1)	Operating income includes $1,250 of litigation settlement expense and $1,607 of pension settlement expense.

(2)	Operating income includes $2,350 of litigation settlement expense, and $41 of restructuring expense.

(3)	Operating income includes $2,093 of litigation settlement expense and $1,607 of pension settlement expense.

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
The Company has outstanding $835,000 principal amount of its 7.75% Senior Secured Notes due 2021 that are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of its cigarette businesses. (See Note 6). The notes are not guaranteed by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley.
Presented herein are Condensed Consolidating Balance Sheets as of June 30, 2016 and December 31, 2015, the related Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2016 and the related Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2016 and 2015 of Vector Group. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		June 30, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$335,034	$32,246	$107,458	$—	$474,738
Investment securities available for sale	120,283	40,571	—	—	160,854
Accounts receivable - trade, net	—	15,015	10,061	—	25,076
Intercompany receivables	16,435	—	—	(16,435)	—
Inventories	—	92,735	—	—	92,735
Income taxes receivable, net	12,342	—	—	(12,124)	218
Restricted assets	—	8,523	914	—	9,437
Other current assets	618	3,794	35,751	—	40,163
Total current assets	484,712	192,884	154,184	(28,559)	803,221
Property, plant and equipment, net	1,452	51,122	19,330	—	71,904
Investments in real estate, net	—	—	23,328	—	23,328
Long-term investments	58,414	454	501	—	59,369
Investments in real estate ventures	—	—	206,139	—	206,139
Investments in consolidated subsidiaries	517,365	—	—	(517,365)	—
Restricted assets	1,720	7,666	—	—	9,386
Goodwill and other intangible assets, net	—	107,511	155,355	—	262,866
Prepaid pension costs	—	21,302	—	—	21,302
Other assets	7,621	12,002	2,362	—	21,985
Total assets	$1,071,284	$392,941	$561,199	$(545,924)	$1,479,500
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$16,523	$92	$—	$16,615
Current portion of employee benefits	—	914	—	—	914
Intercompany payables	—	585	15,850	(16,435)	—
Income taxes payable, net	—	11,501	623	(12,124)	—
Litigation accruals and current payments due under the Master Settlement Agreement	—	60,486	—	—	60,486
Other current liabilities	44,520	55,350	40,518	—	140,388
Total current liabilities	44,520	145,359	57,083	(28,559)	218,403
Notes payable, long-term debt and other obligations, less current portion	1,104,171	6,338	222	—	1,110,731
Fair value of derivatives embedded within convertible debt	126,932	—	—	—	126,932
Non-current employee benefits	40,075	15,233	—	—	55,308
Deferred income taxes, net	7,826	35,138	44,950	—	87,914
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	5,285	45,010	5,353	—	55,648
Total liabilities	1,328,809	247,078	107,608	(28,559)	1,654,936
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(257,525)	145,863	371,502	(517,365)	(257,525)
Non-controlling interest	—	—	82,089	—	82,089
Total stockholders' (deficiency) equity	(257,525)	145,863	453,591	(517,365)	(175,436)
Total liabilities and stockholders' deficiency	$1,071,284	$392,941	$561,199	$(545,924)	$1,479,500

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$111,470	$12,375	$116,523	$—	$240,368
Investment securities available for sale	131,810	50,166	—	—	181,976
Accounts receivable - trade, net	—	15,913	7,976	—	23,889
Intercompany receivables	11,293	—	—	(11,293)	—
Inventories	—	86,516	—	—	86,516
Income taxes receivable, net	8,213	—	—	(5,372)	2,841
Restricted assets	—	7,781	1,414	—	9,195
Other current assets	575	3,747	34,632	—	38,954
Total current assets	263,361	176,498	160,545	(16,665)	583,739
Property, plant and equipment, net	1,711	54,097	19,824	—	75,632
Investments in real estate, net	—	—	23,318	—	23,318
Long-term investments	61,747	478	501	—	62,726
Investments in real estate ventures	—	—	217,168	—	217,168
Investments in consolidated subsidiaries	532,501	—	—	(532,501)	—
Restricted assets	1,713	10,590	—	—	12,303
Goodwill and other intangible assets, net	—	107,511	156,448	—	263,959
Prepaid pension costs	—	20,650	—	—	20,650
Other assets	7,582	11,769	1,769	—	21,120
Total assets	$868,615	$381,593	$579,573	$(549,166)	$1,280,615
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$8,733	$186	$—	$8,919
Current portion of employee benefits	—	915	—	—	915
Intercompany payables	—	586	10,707	(11,293)	—
Income taxes payable, net	—	5,464	4	(5,372)	96
Litigation accruals and current payments due under the Master Settlement Agreement	—	52,145	—	—	52,145
Other current liabilities	38,140	74,083	41,994	—	154,217
Total current liabilities	38,140	141,926	52,891	(16,665)	216,292
Notes payable, long-term debt and other obligations, less current portion	848,368	7,519	221	—	856,108
Fair value of derivatives embedded within convertible debt	144,042	—	—	—	144,042
Non-current employee benefits	39,244	15,811	—	—	55,055
Deferred income taxes, net	2,675	33,791	42,963	—	79,429
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	2,193	44,982	4,675	—	51,850
Total liabilities	1,074,662	244,029	100,750	(16,665)	1,402,776
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(206,047)	137,564	394,937	(532,501)	(206,047)
Non-controlling interest	—	—	83,886	—	83,886
Total stockholders' (deficiency) equity	(206,047)	137,564	478,823	(532,501)	(122,161)
Total liabilities and stockholders' deficiency	$868,615	$381,593	$579,573	$(549,166)	$1,280,615

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended June 30, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$255,648	$182,765	$(140)	$438,273
Expenses:
Cost of sales	—	168,614	115,017	—	283,631
Operating, selling, administrative and general expenses	9,019	18,943	56,100	(140)	83,922
Management fee expense	—	2,663	—	(2,663)	—
Operating (loss) income	(9,019)	65,428	11,648	2,663	70,720
Other income (expenses):
Interest expense	(35,522)	(843)	(4)	—	(36,369)
Change in fair value of derivatives embedded within convertible debt	7,416	—	—	—	7,416
Equity in earnings from real estate ventures	—	—	2,813	—	2,813
Equity in earnings (loss) from investments	1,097	(8)	—	—	1,089
Gain on sale of investment securities available for sale	139	—	—	—	139
Impairment of investment securities available for sale	(49)	—	—	—	(49)
Equity in earnings in consolidated subsidiaries	46,441	—	—	(46,441)	—
Management fee income	2,663	—	—	(2,663)	—
Other, net	(93)	244	430	—	581
Income before provision for income taxes	13,073	64,821	14,887	(46,441)	46,340
Income tax benefit (expense)	10,942	(24,907)	(5,038)	—	(19,003)
Net income	24,015	39,914	9,849	(46,441)	27,337
Net income attributed to non-controlling interest	—	—	(3,322)	—	(3,322)
Net income attributed to Vector Group Ltd.	$24,015	$39,914	$6,527	$(46,441)	$24,015
Comprehensive income attributed to non-controlling interest	$—	$—	$(3,322)	$—	$(3,322)
Comprehensive income attributed to Vector Group Ltd.	$23,746	$39,793	$6,527	$(46,320)	$23,746

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended June 30, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$255,291	$161,022	$(140)	$416,173
Expenses:
Cost of sales	—	175,334	103,870	—	279,204
Operating, selling, administrative and general expenses	7,174	22,555	50,327	(140)	79,916
Litigation settlement and judgment expense	—	1,250	—	—	1,250
Management fee expense	—	2,563	—	(2,563)	—
Operating (loss) income	(7,174)	53,589	6,825	2,563	55,803
Other income (expenses):
Interest expense	(30,880)	(879)	(2)	—	(31,761)
Change in fair value of derivatives embedded within convertible debt	5,256	—	—	—	5,256
Equity in earnings from real estate ventures	—	—	1,856	—	1,856
Equity in loss from investments	(2,147)	(16)	—	—	(2,163)
Loss on sale of investment securities available for sale	(190)	—	—	—	(190)
Equity in earnings in consolidated subsidiaries	35,745	—	—	(35,745)	—
Management fee income	2,563	—	—	(2,563)	—
Other, net	1,192	200	429	—	1,821
Income before provision for income taxes	4,365	52,894	9,108	(35,745)	30,622
Income tax benefit (expense)	13,242	(21,219)	(3,201)	—	(11,178)
Net income	17,607	31,675	5,907	(35,745)	19,444
Net income attributed to non-controlling interest	—	—	(1,837)	—	(1,837)
Net income attributed to Vector Group Ltd.	$17,607	$31,675	$4,070	$(35,745)	$17,607
Comprehensive income attributed to non-controlling interest	$—	$—	$(1,837)	$—	$(1,837)
Comprehensive income attributed to Vector Group Ltd.	$17,834	$31,131	$4,070	$(35,201)	$17,834

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$476,790	$342,512	$(229)	$819,073
Expenses:
Cost of sales	—	305,358	214,695	—	520,053
Operating, selling, administrative and general expenses	18,215	37,216	108,548	(229)	163,750
Litigation settlement and judgment expense	—	2,350	—	—	2,350
Management fee expense	—	5,325	—	(5,325)	—
Restructuring charges	—	41	—	—	41
Operating (loss) income	(18,215)	126,500	19,269	5,325	132,879
Other income (expenses):
Interest expense	(65,280)	(1,802)	(7)	—	(67,089)
Change in fair value of derivatives embedded within convertible debt	17,110	—	—	—	17,110
Equity in earnings from real estate ventures	—	—	2,306	—	2,306
Equity in losses from investments	(558)	(24)	—	—	(582)
Gain on sale of investment securities available for sale	315	391	—	—	706
Impairment of investment securities available for sale	(90)	(4,772)	—	—	(4,862)
Equity in earnings in consolidated subsidiaries	82,051	—	—	(82,051)	—
Management fee income	5,325	—	—	(5,325)	—
Other, net	307	481	840	—	1,628
Income before provision for income taxes	20,965	120,774	22,408	(82,051)	82,096
Income tax benefit (expense)	22,388	(48,293)	(7,461)	—	(33,366)
Net income	43,353	72,481	14,947	(82,051)	48,730
Net income attributed to non-controlling interest	—	—	(5,377)	—	(5,377)
Net income attributed to Vector Group Ltd.	$43,353	$72,481	$9,570	$(82,051)	$43,353
Comprehensive income attributed to non-controlling interest	$—	$—	$(5,377)	$—	$(5,377)
Comprehensive income attributed to Vector Group Ltd.	$43,127	$72,503	$9,570	$(82,073)	$43,127

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2015
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$483,914	$293,278	$(259)	$776,933
Expenses:
Cost of sales	—	332,994	188,228	—	521,222
Operating, selling, administrative and general expenses	14,368	43,892	96,096	(259)	154,097
Litigation settlement and judgment expense	—	2,093	—	—	2,093
Management fee expense	—	5,125	—	(5,125)	—
Operating (loss) income	(14,368)	99,810	8,954	5,125	99,521
Other income (expenses):
Interest expense	(61,634)	(1,870)	(3)	—	(63,507)
Change in fair value of derivatives embedded within convertible debt	11,716	—	—	—	11,716
Equity in earnings from real estate ventures	—	—	2,194	—	2,194
(Loss) gain on sale of investment securities available for sale	(336)	13,175	—	—	12,839
Equity in losses from investments	(1,543)	(8)	—	—	(1,551)
Equity in earnings in consolidated subsidiaries	71,744	—	—	(71,744)	—
Management fee income	5,125	—	—	(5,125)	—
Other, net	2,257	520	981	—	3,758
Income before provision for income taxes	12,961	111,627	12,126	(71,744)	64,970
Income tax benefit (expense)	25,867	(45,403)	(4,509)	—	(24,045)
Net income	38,828	66,224	7,617	(71,744)	40,925
Net income attributed to non-controlling interest	—	—	(2,097)	—	(2,097)
Net income attributed to Vector Group Ltd.	$38,828	$66,224	$5,520	$(71,744)	$38,828
Comprehensive income attributed to non-controlling interest	$—	$—	$(2,097)	$—	$(2,097)
Comprehensive income attributed to Vector Group Ltd.	$44,037	$63,398	$5,520	$(68,918)	$44,037

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$73,915	$75,513	$28,437	$(99,040)	$78,825
Cash flows from investing activities:
Sale of investment securities	62,312	4,721	—	—	67,033
Maturities of investment securities	343	—	—	—	343
Purchase of investment securities	(56,691)	—	—	—	(56,691)
Proceeds from sale or liquidation of long-term investments	1,000	—	—	—	1,000
Purchase of long-term investments	—	—	(50)	—	(50)
Investments in real estate ventures	—	—	(11,806)	—	(11,806)
Distributions from investments in real estate ventures	—	—	17,983	—	17,983
Increase in cash surrender value of life insurance policies	—	(393)	—	—	(393)
(Increase) decrease in restricted assets	(7)	2,181	500	—	2,674
Investments in subsidiaries	(987)	—	—	987	—
Proceeds from sale of fixed assets	—	4	1	—	5
Capital expenditures	(26)	(3,716)	(3,873)	—	(7,615)
Pay downs of investment securities	4,926	—	—	—	4,926
Investments in real estate, net	—	—	(81)	—	(81)
Net cash provided by investing activities	10,870	2,797	2,674	987	17,328
Cash flows from financing activities:
Proceeds from issuance of debt	243,225	—	57	—	243,282
Deferred financing costs	(6,600)	—	—	—	(6,600)
Repayments of debt	—	(2,863)	(54)	—	(2,917)
Borrowings under revolver	—	89,695	—	—	89,695
Repayments on revolver	—	(80,223)	—	—	(80,223)
Capital contributions received	—	600	387	(987)	—
Intercompany dividends paid	—	(65,648)	(33,392)	99,040	—
Dividends and distributions on common stock	(97,846)	—	—	—	(97,846)
Contributions from non-controlling interest	—	—	248	—	248
Distributions to non-controlling interest	—	—	(7,422)	—	(7,422)
Net cash provided by (used in) financing activities	138,779	(58,439)	(40,176)	98,053	138,217
Net increase (decrease) in cash and cash equivalents	223,564	19,871	(9,065)	—	234,370
Cash and cash equivalents, beginning of period	111,470	12,375	116,523	—	240,368
Cash and cash equivalents, end of period	$335,034	$32,246	$107,458	$—	$474,738

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$42,679	$99,159	$13,057	$(71,010)	$83,885
Cash flows from investing activities:
Sale of investment securities	103,846	14,415	—	—	118,261
Maturities of investment securities	1,737	—	—	—	1,737
Purchase of investment securities	(112,119)	(1,476)	—	—	(113,595)
Proceeds from sale or liquidation of long-term investments	1,106	—	148	—	1,254
Purchase of long-term investments	(5,000)	—	—	—	(5,000)
Investments in real estate ventures	—	—	(34,857)	—	(34,857)
Investments in real estate, net	—	—	(12,502)	—	(12,502)
Increase in cash surrender value of life insurance policies	(717)	(401)	—	—	(1,118)
Increase in restricted assets	(1,327)	(6,607)	—	—	(7,934)
Issuance of notes receivable	—	—	(4,410)	—	(4,410)
Pay downs of investment securities	3,530	—	—	—	3,530
Proceeds from sale of fixed assets	—	3	—	—	3
Investments in subsidiaries	(42,808)	—	—	42,808	—
Proceeds from sale of preferred securities	—	—	1,000		1,000
Capital expenditures	—	(2,350)	(3,029)	—	(5,379)
Net cash (used in) provided by investing activities	(51,752)	3,584	(53,650)	42,808	(59,010)
Cash flows from financing activities:
Proceeds from issuance of debt	—	22	—	—	22
Deferred financing costs	—	(625)	—	—	(625)
Repayments of debt	—	(3,254)	(120)	—	(3,374)
Borrowings under revolver	—	126,727	—	—	126,727
Repayments on revolver	—	(144,492)	—	—	(144,492)
Capital contributions received	—	2,250	40,558	(42,808)	—
Intercompany dividends paid	—	(69,075)	(1,935)	71,010	—
Dividends and distributions on common stock	(92,778)	—	—	—	(92,778)
Proceeds from exercise of Vector options	1,219	—	—	—	1,219
Tax benefit of options exercised	384	—	—	—	384
Net cash (used in) provided by financing activities	(91,175)	(88,447)	38,503	28,202	(112,917)
Net (decrease) increase in cash and cash equivalents	(100,248)	14,296	(2,090)	—	(88,042)
Cash and cash equivalents, beginning of period	211,751	9,724	104,890	—	326,365
Cash and cash equivalents, end of period	$111,503	$24,020	$102,800	$—	$238,323

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management's perspective. Our MD&A is divided into the following sections:
•Overview and Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2015 and Notes thereto, included in our 2015 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of and for the quarterly period and six months ended June 30, 2016.

Overview
We are a holding company and are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC and Vector Tobacco Inc. subsidiaries,

•	the sale of electronic cigarettes in the United States through our Zoom E-Cigs LLC subsidiary, and

•
the real estate business through our New Valley LLC subsidiary, which is seeking to acquire or invest in additional real estate properties or projects. New Valley owns 70.59% of Douglas Elliman, which operates the largest residential brokerage company in the New York metropolitan area

Zoom entered the United States e-cigarette market in limited retail distribution outlets in 2013. Zoom’s operations are included in our “E-Cigarettes” reporting segment. We have seen significant changes in the e-cigarette market over the past year with declines in the sales of disposable and rechargeable e-cigarettes while open-system vapor products that feature refillable tanks and use low-cost flavored liquids have demonstrated mixed results. Additionally, we believe uncertainties exist related to the impact of recent regulation of e-cigarettes, including open-system vapor products. Given the current market situation, our primary focus on e-cigarettes is to pursue opportunities if they occur.

Recent Developments

Investments in Ladenburg Thalmann Financial Services (“LTS”) and Castle Brands Inc. (”Castle”). We adopted the equity method of accounting for our investments in LTS and Castle in 2015 because we determined that we had significant influence due to the evolution of the relationships with each company.  We have adjusted our condensed consolidated financial statements, retrospectively, as if the equity method had been in effect since inception.

Issuance of Senior Secured Notes due 2021. On May 9, 2016, we completed the sale of an additional $235,000 principal amount of our 7.75% Senior Secured Notes due 2021 for a price of 103.50% in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933 (the "Securities Act"). We received net proceeds of approximately $236,900. The net proceeds will be used for general corporate purposes, including for additional investments in real estate and in our tobacco business. In August 2016, we completed an offer to exchange the 7.75% senior secured notes issued in May 2016 for an equal amount of newly issued 7.75% senior secured notes due 2021. The new 7.75% senior secured notes have substantially the same terms as the original notes, except that the new 7.75% senior secured notes have been registered under the Securities Act.

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

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three and six months ended June 30, 2016 and 2015 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The E-Cigarettes segment includes the operations of Zoom. The Real Estate segment includes our investment in New Valley LLC, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015		2016		2015
Revenues:
Tobacco	$255,498	$254,890		$476,513		$482,975
E-Cigarettes	10	261		48		680
Real Estate	182,765	161,022		342,512		293,278
Total revenues	$438,273	$416,173		$819,073		$776,933
Operating income (loss):
Tobacco	$66,016	$56,215	(1)	$127,499	(2)	$105,885	(3)
E-Cigarettes	(91)	(2,400)		(284)		(5,564)
Real Estate	11,706	6,892		19,380		9,043
Corporate and Other	(6,911)	(4,904)		(13,716)		(9,843)
Total operating income	$70,720	$55,803		$132,879		$99,521
____________________

(1)	Operating income includes $1,250 of litigation settlement expense and $1,607 of pension settlement expense.

(2)	Operating income includes $2,350 of litigation settlement expense, and $41 of restructuring expense.

(3)	Operating income includes $2,093 of litigation settlement expense and $1,607 of pension settlement expense.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenues. Total revenues were $438,273 for the three months ended June 30, 2016 compared to $416,173 for the three months ended June 30, 2015. The $22,100 (5.3%) increase in revenues was due to an increase in Real Estate revenues of $21,743 primarily related to Douglas Elliman's brokerage revenues and a $608 increase in Tobacco revenues offset by a $251 decline in E-Cigarettes revenues.

Cost of sales. Total cost of sales were $283,631 for the three months ended June 30, 2016 compared to $279,204 for the three months ended June 30, 2015. The $4,427 (1.6%) increase in cost of sales was due to an increase in Real Estate cost of sales of $11,147 related to an increase of real estate commission expense at Douglas Elliman. This was offset by a $6,260 decline in Tobacco cost of sales primarily related to a decreased sales volume and lower MSA expense as well as a $460 decline in E-Cigarettes cost of sales. The calculation of our benefit from the MSA is an estimate based upon taxable unit shipments of cigarettes in the U.S. For the six months ended June 30, 2016, we estimated taxable shipments in the U.S. would decline by 3% in 2016. Our annual MSA expense changes by approximately $1,800 for each percentage change in the estimated shipment volumes in the U.S. market.
Expenses. Operating, selling, general and administrative expenses were $83,922 for the three months ended June 30, 2016 compared to $79,916 for the same period last year. This was an increase of $4,006 (5.0%) of which $5,817 was due to an increase in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman and an increase in Corporate and Other expense of $2,007 primarily due to an increase in stock-based compensation expense, executive pension expense and increased professional fees. This was offset by a decline in E-Cigarettes operating, selling, general and administrative expenses of $2,101 and a decline in Tobacco operating, selling, general and administrative expenses of $1,682.
Operating income. Operating income was $70,720 for the three months ended June 30, 2016 compared to $55,803 for the same period last year, an increase of $14,917 (26.7%). Tobacco operating income increased by $9,801, Real Estate operating income increased by $4,814 primarily related to Douglas Elliman, and E-Cigarettes operating losses declined by $2,309. This was offset by an increase of $2,007 in Corporate and Other expenses.
Other income (expenses). Other expenses were $24,380 and $25,181 for the three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016, other expenses primarily consisted of interest expense of $36,369 and impairment of investment securities available for sale of $49 . This was offset by income of $7,416 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $2,813, equity in earnings on long-term investments of $1,089, gain on sale of investment securities available for sale of $139 and other income of $581. For the three months ended June 30, 2015, other expenses primarily consisted of interest expense of $31,761, a loss on sale of investment securities available for sale of $190 and equity in losses on long-term investments of $2,163. This was offset by income of $5,256 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $1,856 and other income of $1,821.
Income before provision for income taxes. Income before income taxes was $46,340 and $30,622 for the three months ended June 30, 2016 and 2015, respectively.
Income tax expense. Income tax expense was $19,003 and $11,178 for the three months ended June 30, 2016 and 2015, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the three months ended June 30, 2016, our income tax expense was increased by $210 due primarily to a change in the estimated annual effective income tax rate.
Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.70 per carton in May 2015, November 2015, and May 2016. Liggett increased the list price of EAGLE 20's by $1.00 per carton in December 2015.
All of our Tobacco sales were in the discount category in 2016 and 2015. For the three months ended June 30, 2016, Tobacco revenues were $255,498 compared to $254,890 for the three months ended June 30, 2015. Revenues increased by $608 (0.2%) due to a favorable price variance of $8,195 offset by a 1.5% decline in sales volume of $7,587 (approximately 32.0 million units).
Tobacco cost of sales. The major components of our Tobacco cost of sales for the three months ended June 30, 2016 are as follows:

	Three Months Ended
	June 30,
	2016	2015

Manufacturing overhead, raw materials and labor	$29,558	$32,301
Federal Excise Taxes, net	106,861	108,912
Tobacco quota buyout expense	—	664	(1)
FDA expense	4,386	4,315
MSA expense, net of market share exemption	27,802	28,675
Total cost of sales	$168,607	$174,867

(1)
The quarterly assessments due under the Fair and Equitable Tobacco Reform Act (shown as “Tobacco quota buyout expense” above) expired at the end of 2014. The $664 for the three months ended June 30, 2015 represents a final assessment for the fourth quarter of 2014, which was received in the second quarter of 2015.

Tobacco gross profit was $86,891 for the three months ended June 30, 2016 compared to $80,023 for the three months ended June 30, 2015. The $6,868 (8.6%) increase was due to higher margins associated with the price increases primarily on the PYRAMID brand, lower manufacturing costs and lower MSA unit costs. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 58.5% in the 2016 period and 54.8% in the 2015 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $20,876 and $22,558 for the three months ended June 30, 2016 and 2015, respectively. The decline in expenses of $1,682 was due to decreased sales and marketing expenses primarily as a result of Liggett's restructuring in the third quarter of 2015 and a decline in pension expense, offset by an increase in professional fees. Tobacco expenses also declined for the three months ended June 30, 2016 due to the absence of a litigation, settlement and judgments expense of $1,250 for the same period in 2015.
Total tobacco product liability legal expenses, including settlements and judgments, were $1,707 and $3,158 for the three months ended June 30, 2016 and 2015, respectively.
Tobacco operating income. Tobacco operating income was $66,016 for the three months ended June 30, 2016 compared to $56,215 for the same period last year. The Tobacco operating income increase of $9,801 (17.4%) was primarily due to higher margins discussed above, lower operating expenses and decreased product liability settlement costs.

E-Cigarettes.
E-Cigarettes revenues were $10 for the three months ended June 30, 2016 compared to $261 for three months ended June 30, 2015. Revenues declined by $251 due to lower sales volumes.
Our E-Cigarettes cost of sales were $7 for the three months ended June 30, 2016 compared to $467 for the three months ended June 30, 2015. Cost of sales decreased by $460 due to lower sales volume.
E-Cigarettes operating, selling, general and administrative expenses were $93 and $2,194 for the three months ended June 30, 2016 and 2015, respectively. The decline was due to primarily lower sales and marketing expenses. Operating losses from E-Cigarettes were $91 and $2,400 for the three months ended June 30, 2016 and 2015, respectively.

Real Estate.
Real Estate Revenues. Real Estate revenues were $182,765 and $161,022 for the three months ended ended June 30, 2016 and 2015, respectively. Real Estate revenues increased by $21,743 (13.5%), primarily related to an increase of $22,348 in Douglas Elliman's Commission and other brokerage income which was primarily due to increased closings in its development marketing division.
Real Estate revenues and cost of sales for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended
	June 30,
	2016	2015
Real Estate Revenues:
Commission and other brokerage income	$173,368	$151,020
Property management income	7,346	7,473
Title fees	1,016	1,123
Sales on facilities primarily from Escena	1,035	1,179
Other	—	227
Total real estate revenues	$182,765	$161,022

Real Estate Cost of Sales:
Commission and other brokerage income	$113,953	$102,767
Cost of sales on facilities primarily from Escena	893	934
Title fees	171	169
Total real estate cost of sales	$115,017	$103,870
___________________________________

Brokerage cost of sales. Douglas Elliman commission cost of sales increased by $11,186 due to increased sales volume.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $56,077 and $50,260 for the three months ended June 30, 2016 and 2015, respectively. The increase of $5,817 was primarily due to increased expenses at Douglas Elliman from Douglas Elliman's continued expansion into new markets to strengthen the long-term value of the Douglas Elliman brand name as well as incremental professional fees in 2016 associated with the costs of being a subsidiary of a public company.
Real Estate operating income. The Real Estate segment had operating income of $11,706 and $6,892 for the three months ended June 30, 2016 and 2015, respectively. The increase in operating income of $4,814 was primarily related to higher profits offset by an increase in Douglas Elliman operating, selling, general and administrative expenses.
Corporate and Other.
Corporate and other operating loss. The operating loss at the corporate segment was $6,911 for the three months ended June 30, 2016 compared to $4,904 for the same period in 2015. The increase of $2,007 was primarily due to increased stock-based compensation expense, executive pension expense and increased professional fees for the three months ended June 30, 2016.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues. Total revenues were $819,073 for the six months ended June 30, 2016 compared to $776,933 for the six months ended June 30, 2015. The $42,140 (5.4%) increase in revenues was due to an increase in Real Estate revenues of $49,234 primarily related to Douglas Elliman's brokerage revenues, offset by a $6,462 decline in Tobacco revenues and a $632 decline in E-Cigarettes revenues.
Cost of sales. Total cost of sales were $520,053 for the six months ended June 30, 2016 compared to $521,222 for the six months ended June 30, 2015. The $1,169 (0.2%) decline in cost of sales was due to an increase in Real Estate cost of sales of $26,467 related to an increase of real estate commission expense at Douglas Elliman. This was offset by a $26,552 decline in Tobacco cost of sales primarily related to decreased sales volume and lower MSA expense as well as a $1,084 decline in E-Cigarettes cost of sales. The Tobacco segment's MSA expense declined by $10,798 for the six months ended June 30, 2016 as a result of a $4,510 adjustment related to the receipt of the final calculation of our 2015 liability from the MSA's independent auditor as well as $6,288 due primarily to lower unit sales volumes for the six months ended June 30, 2016. The calculation of our benefit from the MSA is an estimate based upon taxable unit shipments of cigarettes in the U.S. For the six months ended June 30, 2016, we estimated taxable shipments in the U.S. would decline by 3% in 2016. Our annual MSA expense changes by approximately $1,800 for each percentage change in the estimated shipment volumes in the U.S. market.

Expenses. Operating, selling, general and administrative expenses were $163,750 for the six months ended June 30, 2016 compared to $154,097 for the same period last year. This was an increase of $9,653 (6.3%) of which $12,465 was due to an increase in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman and an increase in Corporate and Other expense of $3,873. This was offset by a decline in E-Cigarettes operating, selling, general and administrative expenses of $4,828 and a decline in Tobacco operating, selling, general and administrative expenses of $1,822.
Operating income. Operating income was $132,879 for the six months ended June 30, 2016 compared to $99,521 for the same period last year, an increase of $33,358 (33.5%). Tobacco operating income increased by $21,614, Real Estate operating income increased by $10,337 primarily related to Douglas Elliman, and E-Cigarettes operating losses declined by $5,280. This was offset by an increase of $3,873 in Corporate and Other expenses.
Other income (expenses). Other expenses were $50,783 and $34,551 for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, other expenses primarily consisted of interest expense of $67,089, impairment of investment securities available for sale of $4,862 (primarily related to our investment in Morgans Hotel Group Co.) and equity in losses on long-term investments of $582. This was offset by income of $17,110 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $2,306, other income of $1,628 and gain on sale of investment securities available for sale of $706. For the six months ended June 30, 2015, other expenses primarily consisted of interest expense of $63,507 and equity in losses on long-term investments of $1,551. This was offset by a gain on sale of investment securities available for sale of $12,839, income of $11,716 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $2,194 and interest and other income of $3,758.
Income before provision for income taxes. Income before income taxes was $82,096 and $64,970 for the six months ended June 30, 2016 and 2015, respectively.
Income tax expense. Income tax expense was $33,366 and $24,045 for the six months ended June 30, 2016 and 2015, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the six months ended June 30, 2016, our income tax expense was increased by $49 due primarily to the results of a recent state income tax audit.
Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.70 per carton in May 2015, November 2015, and May 2016. Liggett increased the list price of EAGLE 20's by $1.00 per carton in December 2015.
All of our Tobacco sales were in the discount category in 2016 and 2015. For the six months ended June 30, 2016, Tobacco revenues were $476,513 compared to $482,975 for the six months ended June 30, 2015. Revenues declined by $6,462 (1.3%) due to a 4.2% decline in sales volume of $23,516 (approximately 170.1 million units), offset by a favorable price variance of $17,054.
Tobacco cost of sales. The major components of our Tobacco cost of sales for the six months ended June 30, 2016 are as follows:

	Six Months Ended
	June 30,
	2016	2015

Manufacturing overhead, raw materials and labor	$55,369	$61,963
Federal Excise Taxes, net	197,707	206,271
Tobacco quota buyout expense	—	664	(1)
FDA expense	9,632	9,564
MSA expense, net of market share exemption	42,637	53,435
Total cost of sales	$305,345	$331,897

(1)
The quarterly assessments due under the Fair and Equitable Tobacco Reform Act (shown as “Tobacco quota buyout expense” above) expired at the end of 2014. The $664 for the six months ended June 30, 2015 represents a final assessment for the fourth quarter of 2014, which was received in 2015.

Tobacco gross profit was $171,168 for the six months ended June 30, 2016 compared to $151,078 for the six months ended June 30, 2015. The $20,090 (13.3%) increase was due to higher margins associated with the price increases primarily on the PYRAMID brand, lower manufacturing costs and lower estimated MSA unit costs. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 61.4% in the 2016 period and 54.6% in the 2015 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $41,279 for the six months ended June 30, 2016 compared to $43,101 for the six months ended June 30, 2015. The $1,822 decline in expenses was due to a decline in sales and marketing expenses primarily as a result of Liggett's restructuring in the third quarter of 2015 and a decrease in pension expense, offset by an increase in professional fees. In addition, Tobacco expenses increased for the six months ended June 30, 2016 and 2015 due to litigation, settlement and judgments expense of $2,350 and $2,093, respectively. Tobacco expenses also increased for the six months ended June 30, 2016 due to restructuring expenses of $41.
Tobacco product liability legal expenses, including settlements and judgments, were $5,878 and $5,713 for the six months ended June 30, 2016 and 2015, respectively.
Tobacco operating income. Tobacco operating income was $127,499 for the six months ended June 30, 2016 compared to $105,885 for the same period last year. The Tobacco operating income increase of $21,614 (20.4%) was primarily due to higher margins and lower operating expenses discussed above, partially offset by increased product liability settlement costs.

E-Cigarettes.
E-Cigarettes revenues were $48 for the six months ended June 30, 2016 compared to $680 for the six months ended June 30, 2015. Revenues declined by $632 due to lower sales volumes.
Our E-Cigarettes cost of sales were $13 for the six months ended June 30, 2016 compared to $1,097 for the six months ended June 30, 2015. Cost of sales decreased by $1,084 due to lower sales volumes.
E-Cigarettes operating, selling, general and administrative expenses were $318 and $5,146 for the six months ended June 30, 2016 and 2015, respectively. The decline was due to lower sales and marketing expenses. Operating losses from E-Cigarettes were $284 and $5,564 for the six months ended June 30, 2016 and 2015, respectively.

Real Estate.
Real Estate revenues. Real Estate revenues were $342,512 and $293,278 for the six months ended ended June 30, 2016 and 2015, respectively. Real Estate revenues increased by $49,234 (16.8%), primarily related to an increase of $49,996 in Douglas Elliman's Commission and other brokerage income which was primarily due to increased closings in its development marketing division.
.

Real Estate revenues and cost of sales for the six months ended ended June 30, 2016 were as follows:

	Six Months Ended
	June 30,
	2016	2015
Real Estate Revenues:
Commission and other brokerage income	$322,722	$272,726
Property management income	14,464	14,686
Title fees	2,128	1,951
Sales on facilities primarily from Escena	3,195	3,524
Other	3	391
Total real estate revenues	$342,512	$293,278

Real Estate Cost of Sales:
Commission and other brokerage income	$212,365	$185,864
Cost of sales on facilities primarily from Escena	2,010	2,055
Title fees	320	309
Total real estate cost of sales	$214,695	$188,228
Brokerage cost of sales. Douglas Elliman commission cost of sales increased by $26,501 due to increased sales volume.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $108,472 and $96,007 for the six months ended June 30, 2016 and 2015, respectively. The increase of $12,465 was primarily due to increased expenses at Douglas Elliman from Douglas Elliman's continued expansion into new markets to strengthen the long-term value of the Douglas Elliman brand name as well as incremental professional fees in 2016 associated with the costs of being a subsidiary of a public company.
Real Estate operating income. The Real Estate segment had operating income of $19,380 and $9,043 for the six months ended June 30, 2016 and 2015, respectively. The increase in operating income of $10,337 was primarily related to higher profits offset by an increase in Douglas Elliman operating, selling, general and administrative expenses.
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $13,716 for the six months ended June 30, 2016 compared to $9,843 for the same period in 2015. The increase of $3,873 was primarily due to increased stock-based compensation expense, executive pension expense and increased professional fees for the six months ended June 30, 2016.

Summary of Real Estate Investments
We own, and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of June 30, 2016:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned	Net Cash Invested	Cumulative Earnings (Losses)	Carrying Value as of June 30, 2016	Future Capital Commit- ments from New Valley (1)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$12,684	$—	$12,684	$—	TBD		N/A		TBD		N/A	N/A
Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	2,644	8,000	10,644	—	450	Acres			667 450	R Lots H	N/A	N/A
Investments in real estate, net				$15,328	$8,000	$23,328	$—

10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$1,351	$7,837	$9,188	$—	260,000	SF	20,000	SF	124	R	August 2012	December 2016
The Marquand (11 East 68th Street)	Upper East Side, Manhattan, NY	December 2011	18.0%	3,396	5,937	9,333	—	90,000	SF	—		29	R	June 2012	Completed
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	12,328	1,374	13,702	—	97,000	SF	—		27	R	May 2014	December 2016
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.1%	14,280	2,207	16,487	—	252,000	SF	80,000	SF	452	H	September 2013	January 2018
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	25,719	(411)	25,308	—	330,000	SF	1,700	SF	157	R	September 2014	September 2018
160 Leroy Street (2)	West Greenwich Village, Manhattan, NY	March 2013	3.1%	2,664	1,847	4,511	—	130,000	SF	—		57	R	Fall 2015	March 2018
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	18.4%	5,297	432	5,729	—	246,000	SF	—		11 367	R H	June 2014	March 2017
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	980	149	1,129		65,000	SF	—		86	R	September 2014	January 2017
Queens Plaza (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	14,711	2,123	16,834	—	260,000	SF	25,000	SF	391	R	March 2014	October 2016
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	8,275	571	8,846	—	160,000	SF	TBD		70	R	October 2015	September 2018
125 Greenwich Street (2)	Financial District, Manhattan, NY	August 2014	13.3%	7,992	1,788	9,780	—	306,000	SF	16,000	SF	273	R	March 2015	March 2019
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	6,028	1,022	7,050	—	210,000	SF	—		20 190	R H	May 2015	April 2018
76 Eleventh Avenue	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	1,867	18,867	—	620,000	SF	48,000	SF	250	H	September 2016	March 2019
Monad Terrace	Miami Beach, FL	May 2015	31.3%	7,635	139	7,774	—	160,000	SF	—		TBD	R	May 2016	May 2018
Takanasee	Long Branch, NJ	December 2015	22.8%	4,428	488	4,916	—	TBD		N/A		TBD	R	TBD	TBD
Condominium and Mixed Use Development				$132,084	$27,370	$159,454	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	$1,395	$(1,395)	$—	$—	N/A		N/A		5,517	R	N/A	N/A
ST Portfolio	Houston, TX and Stamford, CT	November 2013	16.3%	5,976	3,217	9,193	—	640,576	SF	20,065	SF	488	R	N/A	N/A
Apartment Buildings				$7,371	$1,822	$9,193	$—

Park Lane Hotel	Central Park South, Manhattan, NY	November 2013	5.2%	$26,211	$(5,073)	$21,138	$—	445,600	SF	—		628	H	N/A	N/A
Hotel Taiwana	St. Barthelemy, French West Indies	October 2011	17.0%	7,941	(155)	7,786	—	61,300	SF	4,300	SF	22	H	N/A	N/A
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(2,886)	3,162	—	52	Acres	—		101	H	N/A	N/A
Hotels				$40,200	$(8,114)	$32,086	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$5,217	$(1,535)	$3,682	$—	—	—	217,613	SF	—	—	N/A	N /A
Commercial				$5,217	$(1,535)	$3,682	$—

Total Carrying Value				$200,200	$27,543	$227,743

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

(2) Carrying value as of June 30, 2016, includes non-controlling interest of $2,172 and $1,853, respectively.
N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots

Other investments in real estate ventures relate to an investment in an insurance company by Douglas Elliman with a carrying value of $1,724 as of June 30, 2016. New Valley has capitalized $14,764 of net interest expense since inception into the carrying value of its ventures whose projects were under development as of June 30, 2016. This amount is captured in the "Cumulative Earnings (Losses)" column in the table above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $234,370 for the six months ended June 30, 2016 and decreased by $88,042 for the six months ended June 30, 2015.
Cash provided from operations was $78,825 and $83,885 for the six months ended June 30, 2016 and 2015, respectively. The change primarily related to higher payments of tobacco litigation settlements and judgments, other current liabilities and income taxes in the 2016 period, offset by an increase of operating income.
Cash provided by investing activities was $17,328 for the six months ended June 30, 2016 compared to cash used in investing activities of $59,010 for the six months ended June 30, 2015. In the first six months of 2016, cash provided by investing activities was from the sale of investment securities of $67,033, pay downs of investment securities of $4,926, the proceeds from sale or liquidation of long-term investments of $1,000, the maturity of investment securities of $343, distributions from investments in real estate ventures of $17,983, a decrease in restricted assets of $2,674 and proceeds from the sale of fixed assets of $5. This was offset by the purchase of investment securities of $56,691, investments in real estate ventures of $11,806, capital expenditures of $7,615, investments in real estate, net of $81, an increase in cash surrender value of corporate-owned life insurance policies of $393 and purchase of long-term investments of $50. In the first six months of 2015, cash used in investing activities was for the purchase of investment securities of $113,595, investments in real estate ventures of $34,857, investments in real estate, net of $12,502, purchase of long-term investments of $5,000, capital expenditures of $5,379, an increase in restricted assets of $7,934, issuance of notes receivable of $4,410 and an increase in cash surrender value of corporate-owned life insurance policies of $1,118. This was offset by the sale of investment securities of $118,261, maturities of investment securities of $1,737, proceeds from the liquidation of long-term investments of $1,254, pay downs of investment securities of $3,530, proceeds from sale of preferred securities of $1,000 and proceeds from the sale of fixed assets of $3.
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
Cash provided by financing activities was $138,217 for the six months ended June 30, 2016 compared to cash used in financing activities of $112,917 for the six months ended June 30, 2015. In the first six months of 2016, cash provided by financing activities was from proceeds of debt issuance of $243,282, proceeds from net borrowings of debt under the revolver of $9,472 and contributions from non-controlling interest of $248. This was offset by cash used for the dividends on common stock of $97,846, repayments of debt of $2,917, distributions to non-controlling interest of $7,422 and payment of deferred financing costs of $6,600. In the first six months of 2015, cash was used for dividends on common stock of $92,778, payment of deferred financing costs of $625, repayment of debt of $3,374 and net repayments of debt under the revolver of $17,765. This was offset by proceeds from the exercise of Vector options of $1,219, the tax benefit of options exercised of $384 and proceeds from issuance of debt of $22.
In recent years, we have taken advantage of historically low interest rates and lowered our weighted average cost of capital by issuing debt at lower interest rates than our historical borrowing levels and on May 9, 2016 we issued $235,000 of our 7.75% Senior Secured Notes for a price of 103.5%. We will continue to evaluate current market conditions related to our capital structure. For example, based on quoted market prices, our 7.75% Senior Secured Notes were yielding approximately 6.0% on a “yield to worst” basis, or approximately 5.1% more than the comparable U.S. Treasury Bond at June 30, 2016. The Company is able to redeem such bonds at price of 105.813% beginning on February 15, 2016. The redemption price declines to 103.875% on February 15, 2017, 101.938% on February 15, 2018 and 100% on February 15, 2019. There can be no assurance that we would be able to continue to issue debt at a lower interest rate than our historical borrowing levels in the future and, in the event we pursue any capital markets activities, our ability to complete any offering would be subject to market conditions.
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As of June 30, 2016, $15,955 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the Credit Facility was approximately $44,045 based on eligible collateral at June 30, 2016. At June 30, 2016, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett's EBITDA, as defined, were approximately $228,072 for the last twelve months ended June 30, 2016.
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

	Indenture	June 30, 2016	December 31, 2015
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$314,861	$268,870
Leverage ratio, as defined	<3.0 to 1	1.71 to 1	1.95 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.8 to 1	0.9 to 1

We and our subsidiaries have significant indebtedness and debt service obligations. At June 30, 2016, we and our subsidiaries had total outstanding indebtedness of $1,346,925, of which $230,000 of our 7.5% convertible notes mature in 2019, $258,750 of our 5.5% variable interest senior convertible notes mature in 2020, and $835,000 of our 7.75% senior secured notes mature in 2021. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette and real estate operations are positive cash-flow-generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $474,700, investment securities available for sale of approximately $160,900, long-term investments with an estimated value of approximately $62,400 and availability under Liggett's credit facility of approximately $44,000 at June 30, 2016. Management currently anticipates that these amounts, as well as expected cash flows from our operations, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of June 30, 2016, approximately $16,000 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of June 30, 2016, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $160.
In addition, as of June 30, 2016, $287,952 ($488,750 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance, and debt issuance costs. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $1,917 with approximately $752 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes, and the remaining $1,165 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $10,300 per year.

We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $127,870 and $125,983. We recorded the fair market value of our embedded derivatives at the approximate midpoint of the range at $126,932 as of June 30, 2016. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

We and New Valley also hold long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.

New Accounting Pronouncements

Refer to Note 1, Summary of Significant Accounting Policies, to our financial statements for further information on New Accounting Pronouncements.

Legislation and Regulation

There are no material changes other than those set forth below from the Legislation and Regulation section set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2015. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.
On May 5, 2016, the United States Food and Drug Administration ("FDA") issued a final "deeming" regulation that extends the agency’s authority under the Tobacco Control Act to other tobacco products not currently regulated by the agency, such as e-cigarettes, cigars, pipe tobacco and hookah. With respect to these newly-regulated tobacco products, the deeming regulation, among other things:
•establishes a minimum age of 18 years to purchase the products;
•establishes identification restrictions to prevent underage sales of the products;
•requires specific health warnings on product packages and advertisements;
•requires registration with FDA and reporting of product and ingredient listings;
•prohibits distribution of free samples of the products;

•	prohibits the sale of modified risk tobacco products (including those described as “light,” “low,” or “mild”) unless authorized by FDA;
•prohibits vending machine sales (unless in an adult-only facility); and

•	requires FDA review to market new tobacco products introduced after the proposed grandfathered date of February 15, 2007.

Under the new "deeming" rule, manufacturers of the newly-regulated products, including e-cigarettes, will be subject to the same Tobacco Control Act provisions and relevant regulatory requirements that already apply to cigarettes. As of August 8, 2016, domestic manufacturers must register and list the tobacco products with FDA and obtain premarket market authorization for any product introduced after this date. For products introduced between February 15, 2007 and August 8, 2016, the premarket authorization requirements are subject to certain staggered compliance periods. Requests for exemption from the substantial equivalence requirement must be submitted by August 8, 2017. Substantial equivalence reports must be submitted by February 8, 2018. Premarket tobacco product applications must be submitted by August 8, 2018. Unless FDA issues an order denying or refusing to accept an application, FDA will not take enforcement action against the product for one year after the application deadline. However, at the end of that period, even if FDA has not completed its review, the product will be subject to enforcement action unless FDA determines that “substantial progress” is being made towards completion and decides to defer enforcement for a reasonable time period. FDA has not set deadlines for its own review.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2016, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2015 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2015 continued to exist as of June 30, 2016, as discussed below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
These material weaknesses did not result in any material misstatements to the financial statements in any accounting periods ending prior to January 1, 2016 or for the six months ended June 30, 2016. However, these material weaknesses could result in misstatement of the aforementioned account balances or disclosures that would result in material misstatements to the annual or interim consolidated financial statements that would not be prevented or detected.
Status of Remediation
The Company identified five material weaknesses related to its Douglas Elliman subsidiary as of December 31, 2014 and two material weaknesses related to its Douglas Elliman subsidiary as of December 31, 2015. Beginning in 2015, at the direction of the Audit Committee of the Company's Board of Directors, as well as the Company’s CEO and CFO, the Company has made and continues to make substantial progress in remediating these material weakness including:

•
In June 2015, Douglas Elliman employed a new Chief Financial Officer, who is a licensed Certified Public Accountant (“CPA”) with more than 30 years of experience in the financial departments of publicly-traded companies. In addition, in 2015, Douglas Elliman also added a Director of Sarbanes-Oxley Section 404 Compliance, a corporate controller, who is licensed as a CPA and previously served as a senior manager at a Big Four accounting firm, two regional controllers, who are both currently licensed as CPAs and previously served as managers at Big Four accounting firms, and two accounting managers who are both licensed as CPAs.

•
In August 2015, Douglas Elliman employed a new Chief Technology Officer (“CTO”) who was previously a technology executive with a large U.S. financial institution. Douglas Elliman’s new CTO oversees, among other things, security of the accuracy and completeness of the Company’s financial reporting.

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

The result of these efforts led to the remediation of the following material weaknesses as of December 31, 2015:

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
Changes in Internal Control Over Financial Reporting
The Company’s Board of Directors and its management, including the CEO and CFO, evaluated the changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 and concluded there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the three months ended June 30, 2016.

Item 6.    Exhibits:

4.1
Fourth Supplemental Indenture, dated as of May 9, 2016, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.5 of Vector Group Ltd.’s Current Report on Form 8-K dated May 9, 2016).

4.2
Registration Rights Agreement, dated as of May 9, 2016, among Vector Group Ltd., the guarantors named therein and Jefferies LLC, as the initial purchaser. (incorporated by reference to Exhibit 4.6 of Vector Group Ltd.’s Current Report on Form 8-K dated May 9, 2016).

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2015 and for each of the six months within the periods ended June 30, 2016 and 2015.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	August 5, 2016