Form 10-Q
period 2016-09-30
VECTOR GROUP LTD
filed 2016-11-09
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2016

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
☐ Yes ☒ No

At November 8, 2016, Vector Group Ltd. had 127,839,497 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2016	December 31, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$445,874	$240,368
Investment securities available for sale	175,653	181,976
Accounts receivable - trade, net	23,371	23,889
Inventories	87,622	86,516
Income taxes receivable, net	7,287	2,841
Restricted assets	4,749	9,195
Other current assets	39,169	38,954
Total current assets	783,725	583,739
Property, plant and equipment, net	77,887	75,632
Investments in real estate, net	23,630	23,318
Long-term investments	54,005	62,726
Investments in real estate ventures	211,825	217,168
Restricted assets	8,134	12,303
Goodwill and other intangible assets, net	261,919	263,959
Prepaid pension costs	21,628	20,650
Other assets	21,977	21,120
Total assets	$1,464,730	$1,280,615
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$16,280	$8,919
Current payments due under the Master Settlement Agreement	82,759	29,241
Current portion of employee benefits	914	915
Income taxes payable, net	—	96
Litigation accruals	3,539	22,904
Other current liabilities	113,865	154,217
Total current liabilities	217,357	216,292
Notes payable, long-term debt and other obligations, less current portion	1,121,433	856,108
Fair value of derivatives embedded within convertible debt	120,820	144,042
Non-current employee benefits	55,451	55,055
Deferred income taxes, net	89,557	79,429
Payments due under the Master Settlement Agreement	22,257	20,094
Litigation accruals	23,225	24,718
Other liabilities	13,227	7,038
Total liabilities	1,663,327	1,402,776
Commitments and contingencies (Note 7)
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 shares authorized,127,839,497 and 123,792,329 shares issued and outstanding	12,784	12,379
Accumulated deficit	(287,060)	(210,113)
Accumulated other comprehensive loss	(6,856)	(8,313)
Total Vector Group Ltd. stockholders' deficiency	(281,132)	(206,047)
Non-controlling interest	82,535	83,886
Total stockholders' deficiency	(198,597)	(122,161)
Total liabilities and stockholders' deficiency	$1,464,730	$1,280,615

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Tobacco*	$274,164	$264,170	$750,677	$747,145
Real estate	184,936	185,563	527,448	478,841
E-Cigarettes	4	201	52	881
Total Revenues	459,104	449,934	1,278,177	1,226,867

Expenses:
Cost of sales:
Tobacco*	186,343	174,418	491,688	506,315
Real estate	117,089	121,078	331,784	309,306
E-Cigarettes	10	421	23	1,518
Total cost of sales	303,442	295,917	823,495	817,139

Operating, selling, administrative and general expenses	86,298	79,352	250,048	233,449
Litigation settlement and judgment expense	—	3,750	2,350	5,843
Restructuring charges	—	1,548	41	1,548
Operating income	69,364	69,367	202,243	168,888

Other income (expenses):
Interest expense	(37,365)	(32,898)	(104,454)	(96,405)
Change in fair value of derivatives embedded within convertible debt	6,112	7,044	23,222	18,760
Equity in earnings (losses) from real estate ventures	1,022	(916)	3,328	1,278
Equity in losses from investments	(1,526)	(1,103)	(2,108)	(2,654)
Gain (loss) on sale of investment securities available for sale	142	(821)	848	12,018
Impairment of investment securities available for sale	(54)	(12,211)	(4,916)	(12,211)
Other, net	1,328	1,342	2,956	5,100
Income before provision for income taxes	39,023	29,804	121,119	94,774
Income tax expense	13,316	13,694	46,682	37,739

Net income	25,707	16,110	74,437	57,035

Net income attributed to non-controlling interest	(2,532)	(3,644)	(7,909)	(5,741)

Net income attributed to Vector Group Ltd.	$23,175	$12,466	$66,528	$51,294

Per basic common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.18	$0.10	$0.52	$0.40

Per diluted common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.18	$0.10	$0.52	$0.40

Dividends declared per share	$0.38	$0.36	$1.14	$1.09

* Revenues and cost of sales include federal excise taxes of $116,024, $112,773, $313,731 and $319,044, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$25,707	$16,110	$74,437	$57,035

Net unrealized gains (losses) on investment securities available for sale:
Change in net unrealized gains (losses)	2,501	(33,796)	(2,953)	(17,379)
Net unrealized (gains) losses reclassified into net income	(88)	13,032	4,068	193
Net unrealized gains (losses) on investment securities available for sale	2,413	(20,764)	1,115	(17,186)

Net unrealized gains on long-term investments accounted for under the equity method:
Change in net unrealized gains	—	—	—	1,190
Net unrealized losses reclassified into net income	—	—	—	1,624
Net unrealized gains on long-term investments accounted for under the equity method	—	—	—	2,814

Net change in forward contracts	9	15	27	47

Net change in pension-related amounts
Net loss arising during the year	—	—	—	1,607
Amortization of loss	445	229	1,335	750
Net change in pension-related amounts	445	229	1,335	2,357

Other comprehensive income (loss)	2,867	(20,520)	2,477	(11,968)

Income tax effect on:
Change in net unrealized gains (losses) on investment securities	(1,033)	1,728	1,212	(4,875)
Net unrealized (gains) losses reclassified into net income on investment securities	36	(5,389)	(1,672)	(80)
Change in unrealized gains on long-term investments accounted for under the equity method	—	—	—	(484)
Net unrealized gains reclassified into net income on long-term investments accounted for under the equity method	—	—	—	(672)
Forward contracts	(4)	(6)	(11)	(19)
Pension-related amounts	(183)	(95)	(549)	(975)
Income tax provision on other comprehensive income (loss)	(1,184)	(3,762)	(1,020)	(7,105)

Other comprehensive income (loss), net of tax	1,683	(24,282)	1,457	(19,073)

Comprehensive income (loss)	27,390	(8,172)	75,894	37,962

Comprehensive income attributed to non-controlling interest	(2,532)	(3,644)	(7,909)	(5,741)
Comprehensive income (loss) attributed to Vector Group Ltd.	$24,858	$(11,816)	$67,985	$32,221

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2016	123,792,329	$12,379	$—	$(210,113)	$(8,313)	$83,886	$(122,161)
Net income	—	—	—	66,528	—	7,909	74,437
Total other comprehensive income	—	—	—	—	1,457	—	1,457
Total comprehensive income	—	—	—	—	—	—	75,894
Distributions and dividends on common stock	—	—	(6,323)	(142,866)	—	—	(149,189)
Restricted stock grant	50,000	5	(5)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(87,561)	(8)	(1,960)	—	—	—	(1,968)
Effect of stock dividend	6,087,035	609	—	(609)	—	—	—
Cancellation of shares under share lending agreement	(2,034,212)	(204)	204	—	—	—	—
Exercise of stock options	31,906	3	395	—	—	—	398
Tax benefit of options exercised	—	—	412	—	—	—	412
Stock-based compensation	—	—	7,277	—	—	—	7,277
Contributions from non-controlling interest	—	—	—	—	—	248	248
Distributions to non-controlling interest	—	—	—	—	—	(9,508)	(9,508)
Balance as of September 30, 2016	127,839,497	$12,784	$—	$(287,060)	$(6,856)	$82,535	$(198,597)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Net cash provided by operating activities	$121,443	$140,018
Cash flows from investing activities:
Sale of investment securities	81,235	161,029
Maturities of investment securities	4,343	2,653
Purchase of investment securities	(90,106)	(162,845)
Proceeds from sale or liquidation of long-term investments	1,000	1,288
Purchase of long-term investments	(50)	(10,000)
Investments in real estate ventures	(23,358)	(43,280)
Distributions from investments in real estate ventures	23,041	11,205
Increase in cash surrender value of life insurance policies	(451)	(1,225)
Decrease (increase) in restricted assets	8,615	(6,872)
Issuance of notes receivable	—	(4,410)
Proceeds from sale of fixed assets	45	3
Capital expenditures	(19,157)	(7,859)
Repayments of notes receivable	4,410	4,000
Pay downs of investment securities	7,842	5,743
Proceeds from sale of preferred securities	—	1,000
Investments in real estate, net	(130)	(12,512)
Net cash used in investing activities	(2,721)	(62,082)
Cash flows from financing activities:
Proceeds from issuance of debt	243,620	1,519
Deferred financing costs	(6,600)	(624)
Repayments of debt	(4,698)	(4,968)
Borrowings under revolver	104,826	130,691
Repayments on revolver	(94,644)	(146,655)
Dividends and distributions on common stock	(147,270)	(139,430)
Contributions from non-controlling interest	248	—
Distributions to non-controlling interest	(9,508)	(564)
Proceeds from exercise of Vector options	398	1,321
Tax benefit of options exercised	412	756
Net cash provided by (used in) financing activities	86,784	(157,954)
Net increase (decrease) in cash and cash equivalents	205,506	(80,018)
Cash and cash equivalents, beginning of period	240,368	326,365
Cash and cash equivalents, end of period	$445,874	$246,347

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
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and, in management's opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
Revisions to December 31, 2015 Consolidated Balance Sheet. In April 2015, the Financial Accounting Standards Board (“FASB") issued Accounting Standard Update (“ASU”) No. 2015-03, “Interest-Imputation of Interest”, which requires debt issuance costs to be reported in the balance sheet as a direct deduction from the face amount of the note. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015. This amendment must be applied retrospectively to all periods presented. The Company adopted the provisions of this ASU retrospectively in the first quarter of 2016, and adjusted all prior periods accordingly. The adoption of this ASU will simplify the presentation of debt issuance costs and reduce complexity without decreasing the usefulness of information provided to users of financial statements.

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
The cumulative impact of the retrospective application of the equity method of accounting for the two investments are presented in the table below:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised

Operating, selling, administrative and general expenses	$79,114	$238	$79,352	$232,737	$712	$233,449

Operating income	69,605	(238)	69,367	169,600	(712)	168,888

Equity in losses from investments	(579)	(524)	(1,103)	(2,273)	(381)	(2,654)

Other, net	133	1,209	1,342	3,554	1,546	5,100

Income before provision for income taxes	29,357	447	29,804	94,321	453	94,774
Income tax expense	13,508	186	13,694	37,551	188	37,739
Net income	15,849	261	16,110	56,770	265	57,035

Net income attributed to Vector Group Ltd.	12,205	261	12,466	51,029	265	51,294

Other comprehensive loss, net of tax	(23,890)	(392)	(24,282)	(24,672)	5,599	(19,073)

Comprehensive (loss) income	(8,041)	(131)	(8,172)	32,098	5,864	37,962

Comprehensive (loss) income attributed to Vector Group Ltd.	$(11,685)	$(131)	$(11,816)	$26,357	$5,864	$32,221

(b)	Distributions and Dividends on Common Stock:

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

Information concerning the Company's common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 29, 2016. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividends.

Net income for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income attributed to Vector Group Ltd.	$23,175	$12,466	$66,528	$51,294
Income attributed to participating securities	(750)	(367)	(2,167)	(1,518)
Net income available to common shares attributed to Vector Group Ltd.	$22,425	$12,099	$64,361	$49,776

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted-average shares for basic EPS	124,066,347	123,924,385	123,999,345	123,543,001
Plus incremental shares related to stock options and non-vested restricted stock	211,903	141,031	214,225	183,852
Weighted-average shares for diluted EPS	124,278,250	124,065,416	124,213,570	123,726,853

The following were outstanding during the three and nine months ended September 30, 2016 and 2015, but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted-average number of shares issuable upon conversion of debt	26,140,250	26,140,251	26,140,250	26,446,112
Weighted-average conversion price	$18.70	$18.70	$18.70	$18.60

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(e)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair value of the embedded derivatives based principally on the results of a valuation model. A readily determinable fair value of the embedded derivatives is not available. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company's debt when compared to risk-free securities with the same duration. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. At September 30, 2016, the range of estimated fair values of the Company's embedded derivatives was between $119,621 and $121,299. The Company recorded the fair value of its embedded derivatives at the approximate midpoint of the range at $120,820 as of September 30, 2016. At December 31, 2015, the range of estimated fair values of the Company's embedded derivatives was between $143,422 and $144,660. The Company recorded the fair value of its embedded derivatives at the midpoint of the range at $144,042 as of December 31, 2015. The estimated fair value of the Company's embedded derivatives could change significantly based on future market conditions. (See Note 6.)

(f)	Investment in Real Estate Ventures:

The Company's investment in real estate ventures are subject to evaluation under ASU No. 2015-02, “Consolidation” which requires all legal entities to be evaluated as either a voting interest entity or a Variable Interest Entities (“VIE”). The guidance is effective for financial statements of public companies issued for fiscal years beginning after December 15, 2015. The Company has followed the decision tree set forth in ASC 810-10-05-6 in analyzing each of its investments in real estate ventures. The Company examines specific criteria and uses judgment when determining if the real estate venture is a VIE and then if the Company is the primary beneficiary of a VIE. Factors considered in the qualification of a VIE include sufficient equity investment at risk, disproportionate voting rights and substantially all of the activities are conducted on behalf of an investor with disproportionately few voting rights, and characteristics of a controlling financial interest.
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

(g)	Other, Net:

Other, net consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest and dividend income	$1,489	$1,510	$4,265	$5,045
Gain on long-term investment	190	137	190	361
Provision for loss on real estate held for sale	—	(229)	—	(229)
Loss on sale of assets	—	(75)	—	(75)
Impairment of long-term investments	—	—	(1,203)	—
Other expense	(351)	(1)	(296)	(2)
Other, net	$1,328	$1,342	$2,956	$5,100

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h)	Other Current Liabilities:
Other current liabilities consisted of:

	September 30, 2016	December 31, 2015
Accounts payable	$13,441	$19,639
Accrued promotional expenses	16,763	24,816
Accrued excise and payroll taxes payable, net	3,792	26,556
Accrued interest	18,850	28,147
Commissions payable	8,949	11,008
Accrued salary and benefits	27,401	22,774
Other current liabilities	24,669	21,277
Total other current liabilities	$113,865	$154,217

(i)	Goodwill and Other Intangible Assets, Net:

The components of “Goodwill and other intangible assets, net” were as follows:

	September 30, 2016	December 31, 2015
Goodwill	$70,406	$70,791

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	4,002	5,657

Total goodwill and other intangible assets, net	$261,919	$263,959

(j)	Commitments:

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

In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under ASU 2016-17, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. As a result of ASU 2016-17, in certain cases, previous consolidation conclusions may change. ASU 2016-17 is effective for the Company's fiscal year beginning January 1, 2017 with retrospective

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

application to January 1, 2016. The Company is currently assessing the impact the adoption of ASU 2016-17 will have on the Company’s condensed consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice on how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. ASU 2016-15 also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 is effective for the Company's fiscal year beginning January 1, 2018. Early adoption is permitted. The standard requires application using a retrospective transition method. The Company is currently assessing the impact the adoption of ASU 2016-15 will have on the Company’s condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 modifies U.S. GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. ASU 2016-09 is effective for the Company's fiscal year beginning January 1, 2017, including interim periods. Early application is permitted. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on the Company's condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. The Company is currently evaluating the method and impact the adoption of ASU 2016-08 and ASU 2014-09 will have on the Company's condensed consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force) (“ASU 2016-06”). ASU 2016-06 clarifies the requirement for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under ASU 2016-06 is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments in ASU 2016-06 are effective for the Company's fiscal year beginning January 1, 2017, including interim periods. The Company is currently evaluating the method and impact the adoption of ASU 2016-06 will have on the Company's condensed consolidated financial statements.
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

2.	INVENTORIES

Inventories consist of:

	September 30, 2016	December 31, 2015
Leaf tobacco	$45,564	$49,856
Other raw materials	4,150	3,578
Work-in-process	422	789
Finished goods	65,200	61,493
E-Cigarettes	66	80
Inventories at current cost	115,402	115,796
LIFO adjustments	(27,780)	(29,280)
	$87,622	$86,516

All of the Company's inventories at September 30, 2016 and December 31, 2015 are reported under the LIFO method. The $27,780 LIFO adjustment as of September 30, 2016 decreases the current cost of inventories by $18,363 for Leaf tobacco, $643 for Other raw materials, $33 for Work-in-process, $8,736 for Finished goods and $5 for E-Cigarettes. The $29,280 LIFO adjustment as of December 31, 2015 decreased the current cost of inventories by $19,863 for Leaf tobacco, $643 for Other raw materials, $33 for Work-in-Process, $8,736 for Finished goods and $5 for E-Cigarettes.

Liggett enters into purchase commitments with third party providers for leaf tobacco that will be used entirely for future production. The future quantities of leaf tobacco and prices are established at the date of the commitments. At September 30, 2016, Liggett had tobacco purchase commitments of approximately $16,906. Liggett has a single source supply agreement for reduced ignition propensity cigarette paper through 2019.

Each period, the Company capitalizes in inventory that portion of its MSA liability that relates to cigarettes shipped to public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $16,428 and $15,796 at September 30, 2016 and December 31, 2015, respectively. Federal excise tax in inventory was $26,531 and $23,455 at September 30, 2016 and December 31, 2015.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at September 30, 2016 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$38,113	$19,835	$—	$57,948
Mutual funds invested in fixed income securities	20,405	262	—	20,667
Marketable debt securities	96,212	826	—	97,038
Total investment securities available for sale	$154,730	$20,923	$—	$175,653

The components of investment securities available for sale at December 31, 2015 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$47,502	$19,833	$(62)	$67,273
Mutual funds invested in fixed income securities	20,126	—	(15)	20,111
Marketable debt securities	94,540	52	—	94,592
Total investment securities available for sale	$162,168	$19,885	$(77)	$181,976

The table below summarizes the maturity dates of marketable debt securities at September 30, 2016.

Investment Type:	Market Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$30,985	$—	$30,985	$—
Corporate securities	35,669	3,366	31,871	432
U.S. mortgage-backed securities	8,293	—	819	7,474
Commercial mortgage-backed securities	1,776	—	—	1,776
U.S. asset-backed securities	891	—	891	—
Commercial paper	19,424	19,424	—	—
Total marketable debt securities by maturity dates	$97,038	$22,790	$64,566	$9,682

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

Gross realized gains and losses on available-for-sale investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gross realized gains on sales	$224	$129	$1,157	$13,601
Gross realized losses on sales	(82)	(950)	(309)	(1,583)
Gains (losses) on sale of investment securities available for sale	$142	$(821)	$848	$12,018

Gross realized losses on other-than-temporary impairments	$(54)	$(12,211)	$(4,916)	$(12,211)

The Company recorded an “Other-than-temporary impairment” charge of $54 and $4,916 during the three and nine months ended September 30, 2016. The Company recorded an “Other-than-temporary impairment” charge of $12,211 during the three and nine months ended September 30, 2015. The largest component of the charge for the nine months ended September 30, 2016 and 2015 was $4,772 and $6,895, respectively, related to an investment in the common stock of Morgans Hotel Group Co., a company where Vector's President and Chief Executive Officer also serves as Chairman of the Board of Directors.
Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company's investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.
Proceeds from investment securities sales totaled $81,235 and $161,029 and proceeds from early redemptions by issuers totaled $12,185 and $8,396 in the nine months ended September 30, 2016 and 2015, respectively, mainly from sales of Corporate securities and U.S. Government securities.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.	LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

	September 30, 2016	December 31, 2015
Investments accounted at cost	$35,476	$41,231
Investments accounted for under the equity method	18,529	21,495
	$54,005	$62,726

(a) Cost-Method Investments:

Long-term investments accounted at cost consisted of the following:

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$34,975	$39,300	$40,730	$44,217
Real estate partnership	501	511	501	552
	$35,476	$39,811	$41,231	$44,769

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
The Company received cash distributions of $1,000 and $543 from the Company's investments in long-term investments under the cost method for the nine months ended September 30, 2016 and 2015, respectively. The Company invested $10,000 in a reinsurance company and three investment funds during the nine months ended September 30, 2015.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(b) Equity-Method Investments:

Long-term investments accounted for under the equity method consisted of the following:

	September 30, 2016	December 31, 2015
Indian Creek Investors LP	$5,004	$4,989
Boyar Value Fund	7,368	7,302
Ladenburg Thalmann Financial Services Inc.	6,157	9,204
Castle Brands, Inc.	—	—
	$18,529	$21,495

The Company's investments accounted for under the equity method include the following: Indian Creek Investors LP (“Indian Creek”), Boyar Value Fund (“Boyar”), LTS and Castle. At September 30, 2016, the Company's ownership percentages in Indian Creek, Boyar, LTS and Castle were 20.07%, 31.18%, 7.75% and 7.89%, respectively. The Company accounted for its Indian Creek and Boyar interests as equity-method investments because the Company's ownership percentage meets the threshold for equity-method accounting. The Company accounted for its LTS and Castle interests as equity-method investments because, in accordance with U.S. GAAP, the Company has the ability to exercise significant influence over their operating and financial policies.
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

The Company's investments under the equity method include an investment in Boyar. The value of the investment based on the quoted market price as of September 30, 2016 was $7,368, equal to its carrying value. Ladenburg Thalmann Fund Management, LLC, an indirect subsidiary of LTS, is the manager of Boyar.

At September 30, 2016, the aggregate values of the LTS and Castle investments based on the quoted market price were $32,781 and $11,024, respectively.
The Company received cash distributions of $834 and $2,052 from the Company's investments in long-term investments under the equity method for the nine months ended September 30, 2016 and 2015, respectively. The Company recognized equity in losses from investments under the equity method of $1,526 and $2,108 for the three and nine months ended September 30, 2016, respectively. The Company recognized equity in losses from investments under the equity method of $1,103 and $2,654 for the three and nine months ended September 30, 2015, respectively. The Company has suspended its recognition of equity in losses from Castle to the extent such losses exceed its basis.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Investments in real estate ventures.  New Valley also holds equity investments in various real estate projects domestically and internationally. The components of “Investments in real estate ventures” were as follows:

	September 30, 2016	December 31, 2015
10 Madison Square Park (1107 Broadway)	$1,596	$11,391
The Marquand (11 East 68th Street)	9,310	13,900
11 Beach Street	13,989	13,209
20 Times Square (701 Seventh Avenue)	19,886	14,985
111 Murray Street	25,176	25,567
160 Leroy Street	4,547	3,952
215 Chrystie Street	5,856	5,592
The Dutch (25-19 43rd Avenue)	1,157	1,077
1 QPS Tower (23-10 Queens Plaza South)	17,224	16,177
87 Park (8701 Collins Avenue)	11,313	8,658
125 Greenwich Street	9,865	9,750
West Hollywood Edition (9040 Sunset Boulevard)	13,549	10,510
76 Eleventh Avenue	19,379	17,967
Monad Terrace	7,924	6,608
Takanasee	5,169	4,680
Condominium and Mixed Use Development	165,940	164,023

Maryland Portfolio	—	—
ST Portfolio	9,122	15,754
Apartment Buildings	9,122	15,754

Park Lane Hotel	20,620	19,697
Hotel Taiwana	7,322	7,069
Coral Beach and Tennis Club	3,401	3,159
Hotels	31,343	29,925

The Plaza at Harmon Meadow	3,461	5,449
Commercial	3,461	5,449

Other	1,959	2,017

Investments in real estate ventures	$211,825	$217,168

Condominium and Mixed-Use Development:
Condominium and mixed-use development investments range in ownership percentage from 3.1% to 49.5%. New Valley recorded net equity in earnings from real estate ventures of $1,568 and $3,347 for the three and nine months ended September 30, 2016 from its condominium and mixed-used developments. For the three months ended September 30, 2016 equity in earnings from real estate related to $2,410 in equity earnings from New Valley's proportionate share of the sale of condominium units at 10 Madison Square Park offset by equity in losses of $842 from the other condominiums and mixed-use development projects. For the nine months ended September 30, 2016 equity in earnings from real estate was related to $6,621 in equity earnings from New Valley's proportionate share of the sale of condominium units at 10 Madison Square Park offset by equity losses of $986 at

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

the Marquand, $243 at 11 Beach Street, $378 at 111 Murray Street, $176 at 215 Chrystie Street, $175 at 1 QPS Tower, $347 at 87 Park, $435 at West Hollywood Edition, $465 at Monad Terrace and $69 equity in losses from other condominiums and mixed-use development projects. New Valley recorded equity in earnings from real estate ventures of $248 and $923 for the three and nine months ended September 30, 2015. The Company recorded $1,900 of equity in earnings related to its proportionate share of the Marquand’s equity earnings from the sale of five of its units, $236 of equity in earnings from Chelsea Eleven for a distribution of excess amounts held back in 2012 for final expenses of the investment and $20 equity in earnings from other condominium and mixed-use development projects offset by losses of $78 at 10 Madison Square Park, $400 at 11 Beach Street, $490 at 87 Park and $265 at 125 Greenwich Street for the nine months ended September 30, 2015.
In July 2016, New Valley entered into a newly created joint venture related to the 20 Times Square project. The joint venture is a variable interest entity, however, New Valley is not the primary beneficiary. New Valley accounts for its interest in the joint venture under the equity method of accounting and has combined this investment with the existing 20 Times Square venture carrying balance.
In August 2016, New Valley entered into a newly created joint venture related to the 87 Park project. The joint venture is a variable interest entity, however, New Valley is not the primary beneficiary. New Valley accounts for its interest in the joint venture under the equity method of accounting and has combined this investment with the existing 87 Park venture carrying balance.
During the nine months ended September 30, 2016, New Valley made capital contributions totaling $20,353 related to ventures where New Valley previously held an investment, primarily at 20 Times Square, 160 Leroy Street, West Hollywood Edition, 87 Park, Takanasee and Monad Terrace. During the nine months ended September 30, 2016, New Valley did not make certain capital contributions to Monad Terrace. This resulted in a change in ownership percentage from 31.3% to 24.3%. For other ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners. New Valley's direct investment percentage for these ventures did not change. During the nine months ended September 30, 2015, New Valley made capital contributions totaling $35,776 primarily related to 10 Madison Square West, 1 QPS Tower, 125 Greenwich Street, 76 Eleventh Avenue and Monad Terrace. New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners. New Valley's investment percentages did not change.
During the nine months ended September 30, 2016, New Valley received distributions of $29,894 related to 10 Madison Square West, the Marquand, West Hollywood Edition, 111 Murray Street and income from marketing fees paid by 125 Greenwich Street. During the nine months ended September 30, 2015, New Valley received distributions of $11,441 from a return of capital from 111 Murray Street and its investment in Chelsea Eleven, which sold its last unit in 2012, for excess amounts held back in 2012 for final expenses of the investment.
New Valley's maximum exposure to loss, net of non-controlling interest, as a result of its investments in condominium and mixed-use developments was $143,899 at September 30, 2016.

New Valley capitalized $8,111 of interest expense into the carrying value of its ventures whose projects were currently under development during the nine months ended September 30, 2016.

Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its joint venture investments. Douglas Elliman had gross commissions of approximately $5,118 and  $13,197 for the three and nine months ended September 30, 2016 from these projects.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Apartment Buildings:
Apartment building investments range in ownership percentage from 7.6% to 16.3%. New Valley recorded equity in earnings from real estate ventures of $43 and $2,189 for the three and nine months ended September 30, 2016, related to the ST Portfolio and Maryland Portfolio. In the fourth quarter of 2015, ST Portfolio sold one (Highgrove) of its two remaining Class A multi-family buildings. New Valley recorded equity in losses from real estate ventures of $72 and equity in earnings of $1,730 for the three and nine months ended September 30, 2015, related to the ST Portfolio. In the second quarter of 2015, ST Portfolio sold one (Phoenix) of its three remaining Class A multi-family buildings. New Valley received distributions of $8,821 during the nine months ended September 30, 2016, related to ST Portfolio and Maryland Portfolio. New Valley received distributions of $1,989 during the nine months ended September 30, 2015, primarily related to the Maryland Portfolio. New Valley has suspended its recognition of equity losses in Maryland Portfolio to the extent such losses exceed its basis. New Valley's maximum exposure to loss as a result of its investment in apartment buildings was $9,122 at September 30, 2016.

Hotels:
Hotel investments range in ownership percentage from 5.2% to 49.0%. New Valley recorded equity in losses from real estate ventures of $743 and $1,587 for the three and nine months ended September 30, 2016, related to hotel operations. New Valley recorded equity in losses from real estate ventures of $1,323 and $2,330 for the three and nine months ended September 30, 2015. New Valley made capital contributions totaling $3,005 for the nine months ended September 30, 2016, related to the Park Lane Hotel and Coral Beach and Tennis Club. New Valley made capital contributions totaling $2,277 for the nine months ended September 30, 2015, related to the Park Lane Hotel and Coral Beach and Tennis Club. New Valley's maximum exposure to loss as a result of its investments in hotels was $31,343 at September 30, 2016.

Commercial:
New Valley recorded equity in losses from real estate ventures of $81 and $1,613 for the three and nine months ended September 30, 2016, related to shopping center rental operations. New Valley recorded equity in earnings from real estate ventures of $20 and $47 for the three and nine months ended September 30, 2015, related to shopping center rental operations. New Valley received distributions totaling $375 for the nine months ended September 30, 2016, related to Harmon Meadow. New Valley received distributions of $340 for the nine months ended September 30, 2015, related to Harmon Meadow. New Valley's maximum exposure to loss as a result of its investments in commercial ventures was $3,461 at September 30, 2016.

Other:
Other investments in real estate ventures relate to a 50% investment in an insurance consulting company owned by Douglas Elliman.

Investments in Real Estate, net:
The components of “Investments in real estate, net” were as follows:

	September 30, 2016	December 31, 2015
Escena, net	$10,897	$10,716
Sagaponack	12,733	12,602
Investments in real estate, net	$23,630	$23,318

Escena.  The assets of “Escena, net” were as follows:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2016	December 31, 2015
Land and land improvements	$8,908	$8,907
Building and building improvements	1,878	1,875
Other	2,028	1,923
	12,814	12,705
Less accumulated depreciation	(1,917)	(1,989)
	$10,897	$10,716

New Valley recorded operating losses of $803 and $779 for the three months ended September 30, 2016 and 2015, respectively, from Escena. New Valley recorded operating losses of $594 and $227 for the nine months ended September 30, 2016 and 2015, respectively, from Escena.

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly owned and the balances of the project are included in the condensed consolidated financial statements of the Company. As of September 30, 2016, the assets of Sagaponack consisted of land and land improvements of $12,733.

6.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	September 30, 2016	December 31, 2015
Vector:
7.75% Senior Secured Notes due 2021, including premium of $14,675 and $8,014	$849,675	$608,014
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $115,479 and $132,119*	114,521	97,881
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $75,153 and $86,136*	183,597	172,614
Liggett:
Revolving credit facility	13,591	3,213
Term loan under credit facility	3,073	3,269
Equipment loans	5,136	9,716
Other	641	461
Notes payable, long-term debt and other obligations	1,170,234	895,168
Less:
Debt issuance costs	(32,521)	(30,141)
Total notes payable, long-term debt and other obligations	1,137,713	865,027
Less:
Current maturities	(16,280)	(8,919)
Amount due after one year	$1,121,433	$856,108
______________________
* The fair value of the derivatives embedded within the 7.5% Variable Interest Senior Convertible Notes ($57,901 at September 30, 2016 and $72,083 at December 31, 2015, respectively) and the 5.5% Variable Interest Senior Convertible Debentures ($62,919 at September 30, 2016 and $71,959 at December 31, 2015, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7.75% Senior Secured Notes due 2021 - Vector:

The Company has outstanding $835,000 principal amount of its 7.75% Senior Secured Notes due 2021 that are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of its tobacco businesses.
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
At September 30, 2016, management believed that the Company was in compliance with all covenants under the indentures of the 7.75% Senior Secured Notes due 2021.
On May 9, 2016, the Company completed the sale of an additional $235,000 principal amount of its 7.75% Senior Secured Notes due 2021 for a price of 103.50% in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933 (the “Securities Act”). The Company received net proceeds of approximately $236,900 after deducting underwriting discounts, commissions, fees and offering expenses. The net proceeds will be used for general corporate purposes, including for additional investments in real estate and in the Company's cigarette business. The Company will amortize the deferred costs and debt premium related to the additional Senior Secured Notes over the estimated remaining life of the debt.
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

6.75% Variable Interest Senior Convertible Note due 2015 - Vector:

On February 3, 2015, the holder of the 6.75% Variable Interest Senior Convertible Note due 2015, converted the remaining $25,000 principal balance of the $50,000 Note into 2,455,877 of the Company's common shares. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $25,000.

Share Lending Agreement

In connection with the offering of its 2019 Convertible Notes in November 2012, the Company lent Jefferies & Company (“Jefferies”), the underwriter for the offering, shares of the Company’s common stock under the Share Lending Agreement. 3,715,802 shares were outstanding as of December 31, 2015. Jefferies is entitled to offer and sell such shares and use the sale to facilitate the establishment of a hedge position by investors in the notes and will receive all proceeds from the common stock offerings and lending transactions under the Share Lending Agreement. The Company received a nominal lending fee of $0.10 per share for each share of common stock that the Company lent pursuant to the Share Lending Agreement.
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
The Company received a nominal fee for the loaned shares and determined the fair value of the Share Lending Agreement was $3,204 at the date of issuance based on the present value of the future cash flows attributed to an estimated reduction in stated interest due to the presence of the Share Lending Agreement. The $3,204 fair value was recognized as a debt financing charge and amortized to interest expense over the term of the notes. In September 2016, 2,135,923 shares were returned but no cash was

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

exchanged. As of September 30, 2016, 1,579,879 shares were outstanding on the Share Lending Agreement and had a fair value of $34,015. The issuance costs associated with the Share Lending Agreement were presented on the balance sheet as a direct deduction from the face amount of the related debt. The unamortized amount of these issuance costs was $2,278 and $2,607 at September 30, 2016 and December 31, 2015, respectively.

Revolving Credit Facility and Term Loan Under Credit Facility - Liggett:

As of September 30, 2016, a total of $16,664 was outstanding under the revolving and term loan portions of the credit facility. Availability, as determined under the facility, was approximately $40,200 based on eligible collateral at September 30, 2016.

Shares of Common Stock per $1,000 Principal Amount due on Convertible Notes:

The conversion rates for all convertible debt outstanding as of September 30, 2016 and December 31, 2015, are summarized below:

	September 30, 2016		December 31, 2015
	Conversion Price	Shares per $1,000	Conversion Price	Shares per $1,000

7.5% Variable Interest Senior Convertible Notes due 2019	$15.22	65.7030	$15.22	65.7030
5.5% Variable Interest Senior Convertible Debentures due 2020	$23.46	42.6185	$23.46	42.6185

Non-Cash Interest Expense - Vector:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Amortization of debt discount, net	$9,450	$6,868	$26,059	$18,708
Amortization of debt issuance costs	1,650	1,085	4,220	3,073
	$11,100	$7,953	$30,279	$21,781

Fair Value of Notes Payable and Long-Term Debt:

	September 30, 2016			December 31, 2015
	Carrying		Fair	Carrying		Fair
	Value		Value	Value		Value
Notes payable and long-term debt	$1,170,234	(1)	$1,538,419	$895,168	(1)	$1,297,875

______________________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 11.

Notes payable and long-term debt are carried on the condensed consolidated balance sheet at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 11 if such liabilities were recorded on the condensed consolidated balance sheet at fair value. The estimated fair value of the Company's notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company's credit risk as described in the Company's Form 10-K. The Company used a derived price based upon quoted market prices and trade activity as of September 30, 2016 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility and term loan is equal to the fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

7.	CONTINGENCIES

Tobacco-Related Litigation:

Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the three months ended September 30, 2016 and 2015, Liggett incurred tobacco product liability legal expenses and costs totaling $1,500 and $5,355, respectively. For the nine months ended September 30, 2016 and 2015, Liggett incurred tobacco product liability legal expenses and costs totaling $7,378 and $11,068, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the Condensed Consolidated Statements of Operations.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals of the Putney, Calloway, Boatright and Ward cases Liggett, as of September 30, 2016, had secured $5,258 in bonds.
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
Cautionary Statement About Engle Progeny Cases. Judgments have been entered against Liggett and other industry defendants in more than 100 Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. Many have been overturned on appeal. As of September 30, 2016, 24 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts. Fifteen verdicts were returned in favor of the plaintiffs (although in two of these cases

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(Irimi and Cohen) the court granted defendants' motion for a new trial) and nine in favor of Liggett. In four of the cases, punitive damages were awarded against Liggett (although in Calloway, both the punitive and compensatory damages award were reversed and the case was remanded to the trial court for a new trial). In certain cases, the judgments were entered jointly and severally with other defendants and Liggett may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, Liggett may have to pay more than its proportionate share of any bonding or judgment related amounts. Several of the judgments against Liggett remain on appeal. Except as discussed in this Note 7 regarding the cases where an adverse verdict against Liggett remains on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members’ claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett’s past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are and will continue to be vigorously defended, however, Liggett has entered into settlement discussions in individual cases or groups of cases where Liggett has determined it was in its best interest to do so, and it may continue to do so in the future, including with respect to the remaining Engle progeny cases. In October 2013, Liggett announced a settlement of the claims of over 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement below). As of September 30, 2016, Liggett (and in certain cases the Company) had, on an individual basis, settled 175 Engle progeny cases for approximately $6,000 in the aggregate. There were no settlements in the third quarter of 2016.
Individual Actions
As of September 30, 2016, there were 33 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases or the individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions by state:

State	Number of Cases
Maryland	13
Florida	7
New York	6
Louisiana	3
West Virginia	2
Missouri	1
Ohio	1
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
In July 2006, the Florida Supreme Court affirmed the decision vacating the punitive damages award and held that the class should be decertified prospectively, but determined that the following Phase I findings are entitled to res judicata effect in Engle progeny cases: (i) that smoking causes lung cancer, among other diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants placed cigarettes on the market that were defective and unreasonably dangerous; (iv) that defendants concealed material information knowing that the information was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vi) that defendants sold or supplied cigarettes that were defective; and (vii) that defendants were negligent. The Florida Supreme Court decision also allowed former class members to proceed to trial on individual liability issues (using the above findings) and compensatory and punitive damages issues. In December 2006, the Florida Supreme Court added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations made by defendants. In October 2007, the United States Supreme Court denied defendants’ petition for writ of certiorari.
Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class on a prospective basis and affirmed the appellate court’s reversal of the punitive damages award, former class members had until January 2008 in which to file individual lawsuits. As a result, Liggett and the Company, and other cigarette manufacturers, were sued in thousands of Engle progeny cases in both federal and state courts in Florida. Although the Company was not named as a defendant in the Engle case, it was named as a defendant in substantially all of the Engle progeny cases where Liggett was named as a defendant.
Engle Progeny Settlement. In October 2013, the Company entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with approximately $61,600 paid in a lump sum and the balance to be paid in installments over 14 years, starting in February 2015. In exchange, the claims of over 4,900 plaintiffs, including the claims of all plaintiffs with cases pending in federal court, were dismissed with prejudice against the Company and Liggett. Due to the settlement, in 2013, the Company recorded a charge of $86,213 of which approximately $25,000 is related to certain payments discounted to their present value using an 11% annual discount rate. The installment payments total approximately $48,000 on an undiscounted basis. The Company’s future payments will be approximately $3,400 per annum through 2028, with a cost of living increase beginning in 2021.
Notwithstanding the comprehensive nature of the Engle Progeny Settlement, approximately 240 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of September 30, 2016, the following Engle progeny cases have resulted in judgments against Liggett:

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
On June 12, 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings regarding the amount of the award. Both sides sought discretionary review from the Florida Supreme Court. In February 2016, the Florida Supreme Court reinstated the jury's verdict. The defendants moved for clarification of that order. The court clarified that it reversed the district court's decision regarding the statute of repose only, leaving the remaining portions of the decision intact. The case was remanded to the trial court for proceedings consistent with those portions of the district court's decision that were not reversed.

April 2011	Tullo v. R.J. Reynolds	Palm Beach	225	—	Liggett satisfied the judgment and other than an issue with respect to the calculation of interest on the judgment and the amount of costs owed by Liggett, the case is concluded.
January 2012	Ward v. R.J. Reynolds	Escambia	1	—
Liggett satisfied the merits judgment. Subsequently, the trial court entered a joint and several final judgment on attorneys' fees and costs for $981 and defendants appealed that judgment. Briefing is underway.

May 2012	Calloway v. R.J. Reynolds	Broward	—	—
A joint and several judgment for $16,100 was entered against R.J. Reynolds, Philip Morris, Lorillard and Liggett. On January 6, 2016, the Fourth District Court of Appeal reversed in part, including the $7,600 punitive damages award against Liggett, and remanded the case to the trial court for a new trial on certain issues. Both sides moved for rehearing and in September 2016, the appellate court reversed the judgment in its entirety and remanded the case for a new trial. As a result, the $1,530 compensatory award against Liggett was reversed. The plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.

December 2012	Buchanan v. R.J. Reynolds	Leon	2,750	—	Liggett satisfied the judgment and the case is concluded.
May 2013	D. Cohen v. R.J. Reynolds	Palm Beach	—	—
In May 2013, the jury awarded compensatory damages in the amount of $2,055 and apportioned 10% of the fault to Liggett ($205). Defendants' motion seeking a new trial was granted by the trial court. Plaintiff appealed and defendants cross-appealed. The Fourth District Court of Appeal affirmed the granting of a new trial. The plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.

August 2013	Rizzuto v. R.J. Reynolds	Hernando	3,479	—	Liggett settled its portion of the judgment for $1,500 and the case is concluded as to Liggett.
August 2014	Irimi v. R.J. Reynolds	Broward	—	—
In August 2014, the jury awarded compensatory damages in the amount of $3,123 and apportioned 1% of the fault to Liggett ($31). In January 2015, the trial court granted defendants' motion for a new trial. Plaintiff appealed and the defendants cross appealed. Briefing is underway.

October 2014	Lambert v. R.J. Reynolds	Pinellas	3,600	9,500	Liggett satisfied the judgment and the case is concluded.
November 2014	Boatright v. R.J. Reynolds	Polk	—	300
In November 2014, the jury awarded compensatory damages in the amount of $15,000 with 15% fault apportioned to plaintiff and 85% to Philip Morris.  The jury further assessed punitive damages against Philip Morris for $19,700 and Liggett for $300. Post trial motions were denied.  A joint and several judgment was entered in the amount of $12,750 on the compensatory damages. Judgment was further entered against Liggett for $300 in punitive damages. Defendants appealed and plaintiff cross-appealed. Oral argument occurred on October 18, 2016. A decision is pending.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Date	Case Name	County	Liggett Compensatory Damages (as adjusted) (1)	Liggett Punitive Damages	Status (2)
June 2015	Caprio v. R.J. Reynolds	Broward	—	—
In February 2015, the jury answered certain questions on the verdict form, but were deadlocked as to others.  The jury returned a verdict of $559 in economic damages. The court entered a partial judgment and ordered a new trial on the remaining issues, including comparative fault and punitive damages.  Defendants appealed. Briefing is complete.

Total Damages Awarded:			27,336	10,800
Amounts accrued, paid or compromised:			(24,328)	(10,500)
Damages remaining on Appeal:			$3,008	$300
(1) Compensatory damages are adjusted to reflect the jury's allocation of comparative fault and only include Liggett's jury allocated share, regardless of whether a judgment was joint and several. The amounts listed above do not include attorneys' fees or statutory interest.

(2) See Exhibit 99.1 for a more complete description of the cases currently on appeal.

Through September 30, 2016, Liggett paid $39,773, including interest and attorneys' fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert and Buchanan.
The Company’s current potential range of loss, related to awarded damages only, is between $0 and $3,308 in the aggregate, plus interest and attorneys' fees, however, this is only an estimate and final damages in any case might increase as a result of pending appeals. In determining the range of loss, the Company considers potential settlements as well as future appellate relief. Except as disclosed elsewhere in this Note 7, the Company is unable to determine a range of loss related to the remaining Engle progeny cases. As cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
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
In April 2015, in Graham, a federal case, the Eleventh Circuit held that federal law impliedly preempts use of the res judicata Engle findings to establish claims for strict liability or negligence. In January 2016, the Eleventh Circuit Court of Appeals granted the plaintiff’s motion for rehearing en banc and vacated the panel's decision.  Defendants filed a motion requesting that the court enter a briefing order directing the parties to address both implied preemption and whether the application of the Engle findings violates federal due process.  Oral argument on rehearing occurred in June 2016 and a decision is pending.
In January 2016, in Marotta, the Fourth District Court of Appeal disagreed with the Graham panel's decision. The Florida Supreme Court has accepted jurisdiction in Marrota. Oral argument occurred on November 1, 2016.
In March 2016, the Florida Supreme Court held that Engle progeny plaintiffs may seek punitive damages on their claims for non-intentional torts, rejecting the argument that plaintiffs are precluded from doing so because the Engle class did not pursue such damages on those claims.

Maryland Cases

Liggett is currently a defendant in 13 multi-defendant personal injury cases in Maryland that allege claims arising from asbestos and tobacco exposure.  The tobacco defendants, including Liggett, moved (or are in the process of moving) to dismiss the cases.  In the past, motions to dismiss have generally been successful, typically resulting in the dismissal without prejudice of the tobacco company defendants, including Liggett.  Recently, however, a Maryland intermediate appellate court ruled, in Stidham, et al. v. R. J. Reynolds Tobacco Company, et al., that dismissal of tobacco company defendants may not be appropriate where the asserted injury is based on both asbestos and tobacco exposure ("synergy cases"). On May 9, 2016, the Court of Appeals for Maryland (Maryland's highest court) heard oral argument on the appeal of the intermediate appellate court's decision. On July 5, 2016, the Court of Appeals ruled that joinder of tobacco and asbestos cases may be possible in certain circumstances, but plaintiffs must demonstrate at the trial court level how such cases may be joined while providing appropriate safeguards to prevent embarrassment, delay, expense or prejudice to defendants and "the extent to which, if at all, the special procedures applicable to asbestos cases should extend to tobacco companies." Other than providing guidance, the Court of Appeals remanded these issues to be determined at the trial court level. It is possible that Liggett and other tobacco company defendants will not be dismissed from pending synergy cases, and may be named as defendants in asbestos-related personal injury actions in Maryland going forward, including approximately 20 additional synergy cases currently pending in Maryland state court.

Liggett Only Cases

There are currently four cases pending where Liggett is the only remaining defendant. Three of these cases are Individual Actions and one is an Engle progeny case. In November 2015, in Hausrath (NY state court), the court entered a case management order providing discovery deadlines. There has been no further activity in the other three cases. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases.

Class Actions

As of September 30, 2016, three actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these actions.
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
In November 1997, in Young v. American Tobacco Co., a purported personal injury class action was commenced on behalf of plaintiff and all similarly situated residents in Louisiana who, though not themselves cigarette smokers, allege they were exposed to secondhand smoke from cigarettes that were manufactured by the defendants, including Liggett, and suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. No class certification hearing has been held. The case has been stayed for a number of years, with the stay renewed every few years.  The last stay was entered on March 16, 2016 and stays the case, including all discovery, pending the completion of the smoking cessation program ordered by the court in Scott v. The American Tobacco Co.
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
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain "common" issues. Liggett was severed from trial of the consolidated action. After two mistrials, in May 2013, the jury rejected all but one of the plaintiffs' claims, finding in favor of plaintiffs on the claim that ventilated filter cigarettes between 1964 and July 1, 1969 should have included instructions on how to use them. The issue of damages was reserved for further proceedings. The court entered judgment in October 2013, dismissing all claims except the ventilated filter claim. The judgment was affirmed on appeal and remanded to the trial court for further proceedings. In April 2015, the plaintiffs filed a petition for writ of certiorari to the United States Supreme Court which subsequently declined review. In July 2015, the trial court ruled on the scope of the ventilated filter claim and determined that only 30 plaintiffs have potentially viable claims against the non-Liggett defendants, which may be pursued in a second phase of the trial. The court intends to try the claims of these plaintiffs in six consolidated trials, each with five plaintiffs. The trial court set the first date for the consolidated trials for January 9, 2017. With respect to Liggett, the trial court requested that Liggett and plaintiffs brief whether any claims against Liggett survive given the outcome of the first phase of the trial. On May 23, 2016, the trial court ruled that the case may proceed against Liggett. Liggett requested that the trial court certify the matter to the West Virginia Supreme Court of Appeals for review, but the trial court refused. It is estimated that Liggett could be a defendant in approximately 75 individual cases.
In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers including cases alleging, among other things, that use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices. Adverse decisions in these cases could have a material adverse affect on Liggett’s sales volume, operating income and cash flows.
Health Care Cost Recovery Actions
As of September 30, 2016, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.
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
Upcoming Trials
As of September 30, 2016, there were 17 Engle progeny cases and one Individual Action scheduled for trial through September 30, 2017, where Liggett (and/or the Company) is a named defendant. Trial dates are, however, subject to change.
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
While the 2003 arbitration was underway, the Participating Manufacturers entered into a term sheet with 22 states settling the NPM Adjustment for 2003 - 2012 and agreed to terms to address the NPM Adjustment with respect to those states for future years. The parties have been working towards converting the term sheet into a final settlement agreement.
The Participating Manufacturers continued to contest the diligence of 15 states relating to the 2003 NPM Adjustment. In September 2013, the panel found that six of those states did not diligently enforce their MSA escrow statutes in 2003.
Two of the states found non-diligent, Kentucky and Indiana, agreed to settle the dispute and enter into the term sheet described above. The remaining four non-diligent states pursued motions in their respective state courts seeking to vacate or reduce the amount of the arbitration award. The Pennsylvania and Maryland courts refused to vacate the award but reduced the recovery by approximately 50%. In October 2016, the United States Supreme Court denied the Participating Manufacturers' petitions for certiorari. The remaining two challenges to the 2003 arbitration award, in Missouri and New Mexico, remain pending in state court. In Missouri, the appellate court reversed the trial court, which had reduced the arbitration award, and reinstated the full award. The Missouri Supreme Court granted a discretionary appeal of that decision. Oral argument is set for November 8, 2016. On September 27, 2013, the New Mexico trial court refused to vacate the award but reduced the recovery. Notice of appeal from that decision was due by October 27, 2016.
In October 2015, substantially all of the Participating Manufacturers settled the NPM Adjustment dispute with the state of New York for 2004 - 2014 and agreed to a mechanism for potential future credits against the Participating Manufacturers' MSA payments for 2015 forward.
As a result of the settlements and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales in the aggregate by $22,356 for years 2013 - 2015. Liggett and Vector Tobacco may be entitled to further adjustments for 2015 forward. The remaining NPM Adjustment accrual of approximately $20,000 at September 30, 2016 relates to the disputed amounts Liggett withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett loses the disputes for those years. As of September 30, 2016, there remains approximately $28,600 in the disputed payments account relating to Liggett's 2011 - 2015 NPM Adjustment disputes with the non-settling states.
    Disputes over the NPM Adjustments for 2004-2014 remain to be arbitrated with the states that have not joined the settlement. The dispute over the NPM Adjustment for 2015 remains to be arbitrated with all the states.
The arbitration for the 2004 NPM Adjustment dispute has commenced. Courts in two states, Pennsylvania and Maryland, rejected arguments that those states’ claims of diligent enforcement should be addressed by a separate state-specific panel and they are participating in the multistate arbitration. New Mexico has refused to participate, and a motion to compel is pending. The Missouri court of appeals ruled that Missouri was entitled to a state-specific arbitration, and that issue is pending in the Missouri Supreme Court, with oral argument set for November 8, 2016. Discovery is underway in the 2004 NPM Adjustment proceeding and evidentiary hearings are possible in 2017.
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
In October 2014, the panel issued a Corrected Final Award that eliminated the 1.25% adjustment increase. The panel further determined that the independent auditor shall compute Liggett’s market share for all years after 2000 on a “net” basis, but adjust that computation to approximate “gross” market share by using actual returned product data for each year. In July 2015, the independent auditor issued calculations, purportedly based on the Corrected Final Award, which indicated that Liggett owed approximately $16,000 for years 2001 - 2013. In June 2016, the independent auditor issued revised calculations indicating that Liggett owed approximately $8,100 for years 2001 - 2013. In September 2016, Liggett paid $8,100 and reduced cost of sales by $370 but continued to dispute certain aspects of the independent auditor's calculation.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Other State Settlements.  The MSA replaced Liggett’s prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. Except as described below, Liggett’s agreements with these states remain in full force and effect. These states’ settlement agreements with Liggett contained most favored nation provisions which could reduce Liggett’s payment obligations based on subsequent settlements or resolutions by those states with certain other tobacco companies. Beginning in 1999, Liggett determined that, based on settlements or resolutions with United States Tobacco Company, Liggett’s payment obligations to those four states were eliminated. With respect to all non-economic obligations under the previous settlements, Liggett believes it is entitled to the most favorable provisions as between the MSA and each state’s respective settlement with the other major tobacco companies. Therefore, Liggett’s non-economic obligations to all states and territories are now defined by the MSA.
In 2003, as a result of a dispute with Minnesota regarding its settlement agreement, Liggett agreed to pay $100 a year in any year cigarettes manufactured by Liggett are sold in that state. Further, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed Liggett had failed to make payments under the respective settlement agreements with those states. In 2010, Liggett settled with Florida and agreed to pay $1,200 and to make further annual payments of $250 for a period of 21 years, starting in March 2011, with the payments from year 12 forward being subject to an inflation adjustment. These payments are in lieu of any other payments allegedly due to Florida.
On January 12, 2016, the Attorney General for Mississippi filed a motion in state court in Jackson County, Mississippi (Chancery Division) to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $26,000 (including interest) plus attorneys' fees and punitive damages. Discovery is underway.
Liggett may be required to make additional payments to Texas and Mississippi which could adversely affect the Company’s consolidated financial position, results of operations and cash flows.
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
The activity in the Company's accruals for the MSA and tobacco litigation for the nine months ended September 30, 2016 were as follows:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2016	$29,241	$22,904	$52,145	$20,094	$24,718	$44,812
Expenses	75,989	2,623	78,612	—	—	—
Change in MSA obligations capitalized as inventory	633	—	633	—	—	—
Payments	(20,976)	(25,652)	(46,628)	—	—	—
Reclassification to/(from) non-current liabilities	(2,163)	3,252	1,089	2,163	(3,252)	(1,089)
Interest on withholding	35	412	447	—	1,759	1,759
Balance as of September 30, 2016	$82,759	$3,539	$86,298	$22,257	$23,225	$45,482

The activity in the Company's accruals for the MSA and tobacco litigation for the nine months ended September 30, 2015 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2015	$26,322	$3,149	$29,471	$25,809	$25,700	$51,509
Expenses	83,236	6,371	89,607	—	(195)	(195)
NPM Settlement adjustment	—	—	—	(5,715)	—	(5,715)
Change in MSA obligations capitalized as inventory	1,536	—	1,536		—	—
Payments	(18,142)	(5,851)	(23,993)	—	—	—
Reclassification from non-current liabilities	—	3,305	3,305	—	(3,305)	(3,305)
Interest on withholding	—	666	666	—	1,872	1,872
Balance as of September 30, 2015	$92,952	$7,640	$100,592	$20,094	$24,072	$44,166

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
Liggett Vector Brands entered into an agreement with a subsidiary of the Convenience Distribution Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at September 30, 2016.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In addition to the foregoing, Douglas Elliman Realty, LLC and its subsidiaries are subject to numerous proceedings, lawsuits and claims in connection with their ordinary business activities. Many of these matters are covered by insurance.

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

8.	EMPLOYEE BENEFIT PLANS

The following table summarizes key information related to the Company's pension plans and other postretirement benefits:

	Pension Benefits		Pension Benefits		Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost — benefits earned during the period	$137	$133	$411	$398	$1	$2	$3	$6
Interest cost on projected benefit obligation	1,355	1,205	4,065	3,803	97	93	291	278
Expected return on assets	(1,519)	(1,814)	(4,557)	(5,627)	—	—	—	—
Settlement loss	—	—	—	1,607	—	—	—	—
Amortization of net loss (gain)	464	254	1,392	823	(19)	(24)	(57)	(73)
Net expense (income)	$437	$(222)	$1,311	$1,004	$79	$71	$237	$211

9.	RESTRUCTURING
The following table presents the activity under the Tobacco segment restructuring plan for the nine months ended September 30, 2016:

	Employee Severance and Benefits	Contract Termination/Exit Costs	Other	Total
Accrual balance as of January 1, 2016	$422	$48	$20	$490
Restructuring charges	—	41	—	41
Utilized	(415)	(89)	(20)	(524)
Accrual balance as of September 30, 2016	$7	$—	$—	$7

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
The Company's income tax expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income before provision for income taxes	$39,023	$29,804	$121,119	$94,774
Income tax expense using estimated annual effective income tax rate	15,306	11,743	47,474	37,426
Changes in effective tax rates	(1,149)	1,539	—	—
Impact of discrete items, net	(841)	412	(792)	313
Income tax expense	$13,316	$13,694	$46,682	$37,739

The discrete items for the nine months ended September 30, 2016 are primarily related to the results of recent state income tax audits and a change in the marginal state tax rate as a result of recent state legislation changes. The discrete items for the nine months ended September 30, 2015 are primarily related to the rate differential in other comprehensive income and the results of a recent state income tax audit.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of September 30, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$310,826	$310,826	$—	$—

Commercial paper (1)	30,704	—	30,704	—

Certificates of deposit (2)	2,978	—	2,978	—

Bonds (2)	5,258	5,258	—	—

Investment securities available for sale
Equity securities	57,948	57,948	—	—
Mutual funds invested in fixed income securities	20,667	20,667	—	—
Fixed income securities
U.S. government securities	30,985	—	30,985	—
Corporate securities	35,669	—	35,669	—
U.S. government and federal agency	8,293	—	8,293	—
Commercial mortgage-backed securities	1,776	—	1,776	—
U.S. asset-backed securities	891	—	891	—
Commercial paper	19,424	—	19,424	—
Total fixed income securities	97,038	—	97,038	—

Total investment securities available for sale	175,653	78,615	97,038	—

Total	$525,419	$394,699	$130,720	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$120,820	$—	$—	$120,820

Nonrecurring fair value measurements
Long-term investments (3)	$6,396			$6,396	$(1,203)

(1)	Amounts included in cash and cash equivalents on the condensed consolidated balance sheet.

(2)	Amounts included in current restricted assets and restricted assets on the condensed consolidated balance sheet.

(3)	Long-term investments with a carrying amount of $7,599 were written down to their fair value of $6,396, resulting in an impairment charge of $1,203, which was included in earnings.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Fair Value Measurements as of December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$93,915	$93,915	$—	$—

Certificates of deposit (2)	3,469	—	3,469	—

Bonds (2)	12,767	12,767	—	—

Investment securities available for sale
Equity securities	67,273	67,273	—	—
Mutual funds invested in fixed income securities	20,111	20,111	—	—
Fixed income securities
U.S. government securities	28,132	—	28,132	—
Corporate securities	41,561	—	41,561	—
U.S. government and federal agency	5,790	—	5,790	—
Commercial mortgage-backed securities	8,728	—	8,728	—
U.S. asset-backed securities	8,276	—	8,276	—
Index-linked U.S. bonds	2,105	—	2,105	—
Total fixed income securities	94,592	—	94,592	—

Total investment securities available for sale	181,976	87,384	94,592	—

Total	$292,127	$194,066	$98,061	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$144,042	$—	$—	$144,042

Nonrecurring fair value measurements
Long-term investments (3)	$11,189			$11,189	$(811)
Investments in real estate, net (4)	3,780			3,780	(230)
	$14,969			$14,969	$(1,041)

(1)	Amounts included in cash and cash equivalents on the condensed consolidated balance sheet

(2)	Amounts included in current restricted assets and restricted assets on the condensed consolidated balance sheet.

(3)	Long-term investments with a carrying amount of $12,000 were written down to their fair value of $11,189, resulting in an impairment charge of $811, which was included in earnings.

(4)	Investments in real estate, net with a carrying value of $4,010 were written down to its fair value of $3,780, resulting in an impairment charge of $230, which was included in earnings.

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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at September 30, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	September 30, 2016	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$120,820	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$21.53
			Convertible trading price (as a percentage of par value)	113.94%
			Volatility	18.87%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	5.0% - 6.0% (5.5%)

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

The Company's significant business segments for the three and nine months ended September 30, 2016 and 2015 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of conventional cigarettes. The E-Cigarettes segment includes the operations of the Company's e-cigarette business. The Real Estate segment includes the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company’s operations before taxes and non-controlling interests for the three and nine months ended September 30, 2016 and 2015 were as follows:

				Real	Corporate
	Tobacco		E-Cigarettes	Estate	and Other	Total
Three months ended September 30, 2016
Revenues	$274,164		$4	$184,936	$—	$459,104
Operating income (loss)	66,974	(1)	(165)	8,844	(6,289)	69,364
Equity in earnings from real estate ventures	—		—	1,022	—	1,022
Depreciation and amortization	2,796		—	2,647	390	5,833

Three months ended September 30, 2015
Revenues	$264,170		$201	$185,563	$—	$449,934
Operating income (loss)	63,630	(2)	(2,146)	12,227	(4,344)	69,367
Equity in losses from real estate ventures	—		—	(916)	—	(916)
Depreciation and amortization	2,850		—	3,388	435	6,673

Nine months ended September 30, 2016
Revenues	$750,677		$52	$527,448	$—	$1,278,177
Operating income (loss)	194,473	(3)	(449)	28,224	(20,005)	202,243
Equity in earnings from real estate ventures	—		—	3,328	—	3,328
Depreciation and amortization	7,735		—	7,872	1,260	16,867
Capital expenditures	5,619		—	13,505	33	19,157

Nine months ended September 30, 2015
Revenues	$747,145		$881	$478,841	$—	$1,226,867
Operating income (loss)	169,515	(4)	(7,710)	21,270	(14,187)	168,888
Equity in earnings from real estate ventures	—		—	1,278	—	1,278
Depreciation and amortization	8,717		—	9,372	1,307	19,396
Capital expenditures	3,305		—	4,554	—	7,859

(1)	Operating income includes $370 of income from MSA Settlement.

(2)	Operating income includes $5,715 of income from MSA Settlement, $3,750 of litigation settlement and judgment expense and $1,548 of restructuring expense.

(3)	Operating income includes $370 of income from MSA Settlement, $2,350 of litigation settlement and judgment expense, and $41 of restructuring expense.

(4)	Operating income includes $5,715 of income from MSA Settlement, $5,843 of litigation settlement and judgment expense, $1,548 of restructuring expense, and $1,607 of pension settlement expense.

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
Presented herein are Condensed Consolidating Balance Sheets as of September 30, 2016 and December 31, 2015, the related Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2016 and the related Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 of Vector Group. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		September 30, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$287,097	$44,934	$113,843	$—	$445,874
Investment securities available for sale	132,849	42,804	—	—	175,653
Accounts receivable - trade, net	—	13,766	9,605	—	23,371
Intercompany receivables	19,347	—	—	(19,347)	—
Inventories	—	87,622	—	—	87,622
Income taxes receivable, net	17,277	—	—	(9,990)	7,287
Restricted assets	—	3,835	914	—	4,749
Other current assets	4,411	3,611	31,147	—	39,169
Total current assets	460,981	196,572	155,509	(29,337)	783,725
Property, plant and equipment, net	1,270	50,146	26,471	—	77,887
Investments in real estate, net	—	—	23,630	—	23,630
Long-term investments	53,091	413	501	—	54,005
Investments in real estate ventures	—	—	211,825	—	211,825
Investments in consolidated subsidiaries	511,298	—	—	(511,298)	—
Restricted assets	1,724	6,410	—	—	8,134
Goodwill and other intangible assets, net	—	107,511	154,408	—	261,919
Prepaid pension costs	—	21,628	—	—	21,628
Other assets	7,575	12,053	2,349	—	21,977
Total assets	$1,035,939	$394,733	$574,693	$(540,635)	$1,464,730
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$16,106	$174	$—	$16,280
Current portion of employee benefits	—	914	—	—	914
Intercompany payables	—	1	19,346	(19,347)	—
Income taxes payable, net	—	9,057	933	(9,990)	—
Litigation accruals and current payments due under the Master Settlement Agreement	—	86,298	—	—	86,298
Other current liabilities	29,948	39,149	44,768	—	113,865
Total current liabilities	29,948	151,525	65,221	(29,337)	217,357
Notes payable, long-term debt and other obligations, less current portion	1,115,272	5,726	435	—	1,121,433
Fair value of derivatives embedded within convertible debt	120,820	—	—	—	120,820
Non-current employee benefits	40,490	14,961	—	—	55,451
Deferred income taxes, net	8,002	35,407	46,148	—	89,557
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	2,539	45,597	10,573	—	58,709
Total liabilities	1,317,071	253,216	122,377	(29,337)	1,663,327
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(281,132)	141,517	369,781	(511,298)	(281,132)
Non-controlling interest	—	—	82,535	—	82,535
Total stockholders' (deficiency) equity	(281,132)	141,517	452,316	(511,298)	(198,597)
Total liabilities and stockholders' deficiency	$1,035,939	$394,733	$574,693	$(540,635)	$1,464,730

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$274,297	$184,936	$(129)	$459,104
Expenses:
Cost of sales	—	186,353	117,089	—	303,442
Operating, selling, administrative and general expenses	8,726	18,658	59,043	(129)	86,298
Management fee expense	—	2,662	—	(2,662)	—
Operating (loss) income	(8,726)	66,624	8,804	2,662	69,364
Other income (expenses):
Interest expense	(36,531)	(827)	(7)	—	(37,365)
Change in fair value of derivatives embedded within convertible debt	6,112	—	—	—	6,112
Equity in earnings from real estate ventures	—	—	1,022	—	1,022
Equity in losses from investments	(1,485)	(41)	—	—	(1,526)
Gain on sale of investment securities available for sale	142	—	—	—	142
Impairment of investment securities available for sale	(54)	—	—	—	(54)
Equity in earnings in consolidated subsidiaries	49,447	—	—	(49,447)	—
Management fee income	2,662	—	—	(2,662)	—
Other, net	1,205	259	(136)	—	1,328
Income before provision for income taxes	12,772	66,015	9,683	(49,447)	39,023
Income tax benefit (expense)	10,403	(21,289)	(2,430)	—	(13,316)
Net income	23,175	44,726	7,253	(49,447)	25,707
Net income attributed to non-controlling interest	—	—	(2,532)	—	(2,532)
Net income attributed to Vector Group Ltd.	$23,175	$44,726	$4,721	$(49,447)	$23,175
Comprehensive income attributed to non-controlling interest	$—	$—	$(2,532)	$—	$(2,532)
Comprehensive income attributed to Vector Group Ltd.	$24,858	$46,197	$4,721	$(50,918)	$24,858

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$264,480	$185,563	$(109)	$449,934
Expenses:
Cost of sales	—	174,839	121,078	—	295,917
Operating, selling, administrative and general expenses	6,610	20,712	52,139	(109)	79,352
Litigation settlement and judgment expense	—	3,750	—	—	3,750
Management fee expense	—	2,562	—	(2,562)	—
Restructuring charges	—	1,548	—	—	1,548
Operating (loss) income	(6,610)	61,069	12,346	2,562	69,367
Other income (expenses):
Interest expense	(31,609)	(1,288)	(1)	—	(32,898)
Change in fair value of derivatives embedded within convertible debt	7,044	—	—	—	7,044
Equity in losses from real estate ventures	—	—	(916)	—	(916)
Equity in losses from investments	(1,087)	(16)	—	—	(1,103)
Loss on sale of investment securities available for sale	(821)	—	—	—	(821)
Impairment of investment securities available for sale	(4,224)	(7,987)	—	—	(12,211)
Equity in earnings in consolidated subsidiaries	32,326	—	—	(32,326)	—
Management fee income	2,562	—	—	(2,562)	—
Other, net	1,148	(111)	305	—	1,342
(Loss) income before provision for income taxes	(1,271)	51,667	11,734	(32,326)	29,804
Income tax benefit (expense)	13,737	(24,036)	(3,395)	—	(13,694)
Net income	12,466	27,631	8,339	(32,326)	16,110
Net income attributed to non-controlling interest	—	—	(3,644)	—	(3,644)
Net income attributed to Vector Group Ltd.	$12,466	$27,631	$4,695	$(32,326)	$12,466
Comprehensive income attributed to non-controlling interest	$—	$—	$(3,644)	$—	$(3,644)
Comprehensive (loss) income attributed to Vector Group Ltd.	$(11,816)	$9,469	$4,695	$(14,164)	$(11,816)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Nine Months Ended September 30, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$751,087	$527,448	$(358)	$1,278,177
Expenses:
Cost of sales	—	491,711	331,784	—	823,495
Operating, selling, administrative and general expenses	26,941	55,874	167,591	(358)	250,048
Litigation settlement and judgment expense	—	2,350	—	—	2,350
Management fee expense	—	7,987	—	(7,987)	—
Restructuring charges	—	41	—	—	41
Operating (loss) income	(26,941)	193,124	28,073	7,987	202,243
Other income (expenses):
Interest expense	(101,811)	(2,629)	(14)	—	(104,454)
Change in fair value of derivatives embedded within convertible debt	23,222	—	—	—	23,222
Equity in earnings from real estate ventures	—	—	3,328	—	3,328
Equity in losses from investments	(2,043)	(65)	—	—	(2,108)
Gain on sale of investment securities available for sale	457	391	—	—	848
Impairment of investment securities available for sale	(144)	(4,772)	—	—	(4,916)
Equity in earnings in consolidated subsidiaries	131,498	—	—	(131,498)	—
Management fee income	7,987	—	—	(7,987)	—
Other, net	1,512	740	704	—	2,956
Income before provision for income taxes	33,737	186,789	32,091	(131,498)	121,119
Income tax benefit (expense)	32,791	(69,582)	(9,891)	—	(46,682)
Net income	66,528	117,207	22,200	(131,498)	74,437
Net income attributed to non-controlling interest	—	—	(7,909)	—	(7,909)
Net income attributed to Vector Group Ltd.	$66,528	$117,207	$14,291	$(131,498)	$66,528
Comprehensive income attributed to non-controlling interest	$—	$—	$(7,909)	$—	$(7,909)
Comprehensive income attributed to Vector Group Ltd.	$67,985	$118,700	$14,291	$(132,991)	$67,985

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Nine Months Ended September 30, 2015
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$748,394	$478,841	$(368)	$1,226,867
Expenses:
Cost of sales	—	507,833	309,306	—	817,139
Operating, selling, administrative and general expenses	20,978	64,604	148,235	(368)	233,449
Litigation settlement and judgment expense	—	5,843	—	—	5,843
Management fee expense	—	7,687	—	(7,687)	—
Restructuring charges	—	1,548	—	—	1,548
Operating (loss) income	(20,978)	160,879	21,300	7,687	168,888
Other income (expenses):
Interest expense	(93,243)	(3,158)	(4)	—	(96,405)
Change in fair value of derivatives embedded within convertible debt	18,760	—	—	—	18,760
Equity in earnings from real estate ventures	—	—	1,278	—	1,278
(Loss) gain on sale of investment securities available for sale	(1,157)	13,175	—	—	12,018
Impairment of investment securities available for sale	(4,224)	(7,987)	—	—	(12,211)
Equity in losses from investments	(2,630)	(24)	—	—	(2,654)
Equity in earnings in consolidated subsidiaries	104,070	—	—	(104,070)	—
Management fee income	7,687	—	—	(7,687)	—
Other, net	3,405	409	1,286	—	5,100
Income before provision for income taxes	11,690	163,294	23,860	(104,070)	94,774
Income tax benefit (expense)	39,604	(69,439)	(7,904)	—	(37,739)
Net income	51,294	93,855	15,956	(104,070)	57,035
Net income attributed to non-controlling interest	—	—	(5,741)	—	(5,741)
Net income attributed to Vector Group Ltd.	$51,294	$93,855	$10,215	$(104,070)	$51,294
Comprehensive income attributed to non-controlling interest	$—	$—	$(5,741)	$—	$(5,741)
Comprehensive income attributed to Vector Group Ltd.	$32,221	$72,867	$10,215	$(83,082)	$32,221

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$87,016	$136,255	$54,807	$(156,635)	$121,443
Cash flows from investing activities:
Sale of investment securities	76,514	4,721	—	—	81,235
Maturities of investment securities	4,343	—	—	—	4,343
Purchase of investment securities	(90,106)	—	—	—	(90,106)
Proceeds from sale or liquidation of long-term investments	1,000	—	—	—	1,000
Purchase of long-term investments	—	—	(50)	—	(50)
Investments in real estate ventures	—	—	(23,358)	—	(23,358)
Distributions from investments in real estate ventures	—	—	23,041	—	23,041
Increase in cash surrender value of life insurance policies	—	(451)	—	—	(451)
(Increase) decrease in restricted assets	(11)	8,126	500	—	8,615
Investments in subsidiaries	(1,103)	—	—	1,103	—
Proceeds from sale of fixed assets	—	32	13	—	45
Capital expenditures	(33)	(5,619)	(13,505)	—	(19,157)
Repayments of notes receivable	—	—	4,410	—	4,410
Pay downs of investment securities	7,842	—	—	—	7,842
Investments in real estate, net	—	—	(130)	—	(130)
Net cash (used in) provided by investing activities	(1,554)	6,809	(9,079)	1,103	(2,721)
Cash flows from financing activities:
Proceeds from issuance of debt	243,225	—	395	—	243,620
Deferred financing costs	(6,600)	—	—	—	(6,600)
Repayments of debt	—	(4,602)	(96)	—	(4,698)
Borrowings under revolver	—	104,826	—	—	104,826
Repayments on revolver	—	(94,644)	—	—	(94,644)
Capital contributions received	—	700	403	(1,103)	—
Intercompany dividends paid	—	(116,785)	(39,850)	156,635	—
Dividends and distributions on common stock	(147,270)	—	—	—	(147,270)
Contributions from non-controlling interest	—	—	248	—	248
Distributions to non-controlling interest	—	—	(9,508)	—	(9,508)
Proceeds from exercise of Vector options	398	—	—	—	398
Tax benefit of options exercised	412	—	—	—	412
Net cash provided by (used in) financing activities	90,165	(110,505)	(48,408)	155,532	86,784
Net increase (decrease) in cash and cash equivalents	175,627	32,559	(2,680)	—	205,506
Cash and cash equivalents, beginning of period	111,470	12,375	116,523	—	240,368
Cash and cash equivalents, end of period	$287,097	$44,934	$113,843	$—	$445,874

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$84,832	$168,095	$31,660	$(144,569)	$140,018
Cash flows from investing activities:
Sale of investment securities	146,614	14,415	—	—	161,029
Maturities of investment securities	2,653	—	—	—	2,653
Purchase of investment securities	(156,521)	(6,324)	—	—	(162,845)
Proceeds from sale or liquidation of long-term investments	1,106	—	182	—	1,288
Purchase of long-term investments	(10,000)	—	—	—	(10,000)
Investments in real estate ventures	—	—	(43,280)	—	(43,280)
Investments in real estate, net	—	—	(12,512)	—	(12,512)
Distributions from investments in real estate ventures	—	—	11,205	—	11,205
Increase in cash surrender value of life insurance policies	(766)	(459)	—	—	(1,225)
Increase in restricted assets	(2)	(6,870)	—	—	(6,872)
Issuance of notes receivable	—	—	(4,410)	—	(4,410)
Repayments of notes receivable	—	—	4,000	—	4,000
Pay downs of investment securities	5,743	—	—	—	5,743
Proceeds from sale of fixed assets	—	3	—	—	3
Investments in subsidiaries	(53,511)	—	—	53,511	—
Proceeds from sale of preferred securities	—	—	1,000		1,000
Capital expenditures	—	(3,305)	(4,554)	—	(7,859)
Net cash used in investing activities	(64,684)	(2,540)	(48,369)	53,511	(62,082)
Cash flows from financing activities:
Proceeds from issuance of debt	—	1,519	—	—	1,519
Deferred financing costs	—	(624)	—	—	(624)
Repayments of debt	—	(4,786)	(182)	—	(4,968)
Borrowings under revolver	—	130,691	—	—	130,691
Repayments on revolver	—	(146,655)	—	—	(146,655)
Capital contributions received	—	5,633	47,878	(53,511)	—
Intercompany dividends paid	—	(134,215)	(10,354)	144,569	—
Dividends and distributions on common stock	(139,430)	—	—	—	(139,430)
Distributions to non-controlling interest	—	—	(564)	—	(564)
Proceeds from exercise of Vector options	1,321	—	—	—	1,321
Tax benefit of options exercised	756	—	—	—	756
Net cash (used in) provided by financing activities	(137,353)	(148,437)	36,778	91,058	(157,954)
Net (decrease) increase in cash and cash equivalents	(117,205)	17,118	20,069	—	(80,018)
Cash and cash equivalents, beginning of period	211,751	9,724	104,890	—	326,365
Cash and cash equivalents, end of period	$94,546	$26,842	$124,959	$—	$246,347

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management's perspective. Our MD&A is divided into the following sections:
•Overview and Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2015 and Notes thereto, included in our 2015 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of and for the quarterly period September 30, 2016.

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

Zoom entered the United States e-cigarette market in limited retail distribution outlets in 2013. Zoom’s operations are included in our “E-Cigarettes” reporting segment. We have seen significant changes in the e-cigarette market since entering the market with declines in the sales of disposable and rechargeable e-cigarettes while open-system vapor products that feature refillable tanks and use low-cost flavored liquids have demonstrated mixed results. Additionally, we believe uncertainties exist related to the impact of recent regulation of e-cigarettes, including open-system vapor products. Given the current market situation, our primary focus on e-cigarettes is to pursue opportunities if they occur.

Recent Developments

Investments in Ladenburg Thalmann Financial Services (“LTS”) and Castle Brands Inc. (“Castle”). We adopted the equity method of accounting for our investments in LTS and Castle in 2015 because we determined that we had significant influence due to the evolution of the relationships with each company. We have adjusted our condensed consolidated financial statements, retrospectively, as if the equity method had been in effect since inception. On October 26, 2016, we exercised warrants to purchase 1,000,000 LTS shares at $1.68 per share. Our ownership percentage increased to 7.8%.

Issuance of Senior Secured Notes due 2021. On May 9, 2016, we completed the sale of an additional $235,000 principal amount of our 7.75% Senior Secured Notes due 2021 for a price of 103.50% in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933 (the “Securities Act”). We received net proceeds of approximately $236,900. The net proceeds will be used for general corporate purposes, including for additional investments in real estate and in our tobacco business. In August 2016, we completed an offer to exchange the 7.75% senior secured notes issued in May 2016 for an equal amount of newly issued 7.75% senior secured notes due 2021. The new 7.75% senior secured notes have substantially the same terms as the original notes, except that the new 7.75% senior secured notes have been registered under the Securities Act.

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

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report. The condensed consolidated financial statements include the accounts of VGR Holding, Liggett, Vector Tobacco, Liggett Vector Brands, New Valley, Zoom and other less significant subsidiaries.

For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three and nine months ended September 30, 2016 and 2015 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The E-Cigarettes segment includes the operations of Zoom. The Real Estate segment includes our investment in New Valley LLC, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
Revenues:
Tobacco	$274,164		$264,170		$750,677		$747,145
E-Cigarettes	4		201		52		881
Real Estate	184,936		185,563		527,448		478,841
Total revenues	$459,104		$449,934		$1,278,177		$1,226,867
Operating income (loss):
Tobacco	$66,974	(1)	$63,630	(2)	$194,473	(3)	$169,515	(4)
E-Cigarettes	(165)		(2,146)		(449)		(7,710)
Real Estate	8,844		12,227		28,224		21,270
Corporate and Other	(6,289)		(4,344)		(20,005)		(14,187)
Total operating income	$69,364		$69,367		$202,243		$168,888
____________________

(1)	Operating income includes $370 of income from MSA Settlement.
(2) Operating income includes $5,715 of income from MSA Settlement, $3,750 of litigation settlement and judgment expense and $1,548 of restructuring expense.

(3)	Operating income includes $370 of income from MSA Settlement, $2,350 of litigation settlement and judgment expense, and $41 of restructuring expense.

(4)	Operating income includes $5,715 of income from MSA Settlement, $5,843 of litigation settlement and judgment expense, $1,548 of restructuring expense, and $1,607 of pension settlement expense.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenues. Total revenues were $459,104 for the three months ended September 30, 2016 compared to $449,934 for the three months ended September 30, 2015. The $9,170 (2.0%) increase in revenues was due to a $9,994 increase in Tobacco revenues offset by a $627 decline in Real Estate revenues primarily related to Douglas Elliman's brokerage revenues and a $197 decline in E-Cigarettes revenues.
Cost of sales. Total cost of sales were $303,442 for the three months ended September 30, 2016 compared to $295,917 for the three months ended September 30, 2015. The $7,525 (2.5%) increase in cost of sales was due to an $11,925 increase in Tobacco cost of sales primarily related to an increased sales volume and the $5,715 of income from MSA settlements realized in the third quarter. This was offset by a $3,989 decline in Real Estate cost of sales primarily related to a decline of real estate commission expense at Douglas Elliman as well as a $411 decline in E-Cigarettes cost of sales. The calculation of our benefit from the MSA is an estimate based upon taxable unit shipments of cigarettes in the U.S. As of September 30, 2016, we estimated taxable shipments in the U.S. will decline by 3.5% in 2016. Our annual MSA expense changes by approximately $1,800 for each percentage change in the estimated shipment volumes in the U.S. market.
Expenses. Operating, selling, general and administrative expenses were $86,298 for the three months ended September 30, 2016 compared to $79,352 for the same period last year. The $6,946 (8.8%) increase in operating, selling and administrative expenses was due to an $6,745 increase in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman and a $1,945 increase in Corporate and Other expense primarily due to an increase in stock-based compensation expense, executive pension expense and increased professional fees. This was offset by a $1,767 decline in E-Cigarettes operating, selling, general and administrative expenses.
Operating income. Operating income was $69,364 for the three months ended September 30, 2016 compared to $69,367 for the same period last year. Tobacco operating income increased by $3,344, E-Cigarettes operating losses declined by $1,981 and this was offset by a $3,383 decline in Real Estate operating income and an increase of $1,945 in Corporate and Other expenses.
Other income (expenses). Other expenses were $30,341 and $39,563 for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016, other expenses primarily consisted of interest expense of $37,365, equity in losses from investments of $1,526 and impairment of investment securities available for sale of $54. This was offset by income of $6,112 from changes in fair value of derivatives embedded within convertible debt, other income of $1,328, equity in earnings from real estate ventures of $1,022, and gain on sale of investment securities available for sale of $142. For the three months ended September 30, 2015, other expenses primarily consisted of interest expense of $32,898, impairment of investment securities available for sale of $12,211, equity in losses from investments of $1,103, equity in losses from real estate ventures of $916, and a loss on sale of investment securities available for sale of $821. This was offset by income of $7,044 from changes in fair value of derivatives embedded within convertible debt and other income of $1,342.
Income before provision for income taxes. Income before income taxes was $39,023 and $29,804 for the three months ended September 30, 2016 and 2015, respectively.
Income tax expense. Income tax expense was $13,316 and $13,694 for the three months ended September 30, 2016 and 2015, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the three months ended September 30, 2016, our income tax expense was decreased by $1,149 due primarily to a change in the estimated annual effective income tax rate.
Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.70 per carton in May 2015, November 2015, and May 2016. Liggett increased the list price of EAGLE 20's by $1.00 per carton in December 2015.
All of our Tobacco sales were in the discount category in 2016 and 2015. For the three months ended September 30, 2016, Tobacco revenues were $274,164 compared to $264,170 for the three months ended September 30, 2015. Revenues increased by $9,994 (3.8%) due to a favorable net pricing variance of $8,287 and $1,707 related to a 2.9% increase in unit sales volume (approximately 64.2 million units).

Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	September 30,
	2016		2015

Manufacturing overhead, raw materials and labor	$32,203		$33,143
Federal Excise Taxes, net	116,024		112,773
FDA expense	4,763		4,416
MSA expense, net of market share exemption	33,353	(1)	24,086	(2)
Total cost of sales	$186,343		$174,418

(1)	Includes $370 reduction in expense from MSA Settlement.

(2)	Includes $5,715 reduction in expense from MSA Settlement.

Tobacco gross profit was $87,821 for the three months ended September 30, 2016 compared to $89,752 for the three months ended September 30, 2015. The $1,931 (2.2%) decline was due primarily to the absence of a $5,715 reduction in costs of sales related to the settlement of a MSA dispute in the third quarter of 2015, offset with higher margins associated with price increases primarily on the PYRAMID brand and lower manufacturing unit costs. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 55.5% in the 2016 period and 59.3% in the 2015 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $20,847 and $20,824 for the three months ended September 30, 2016 and 2015, respectively. The increase in expenses was due to decreased sales and marketing expenses primarily as a result of Liggett's restructuring in the third quarter of 2015 and a decline in pension expense in 2016, offset by an increase in legal and professional fees.
Total tobacco product liability legal expenses, including settlements and judgments, were $1,500 and $5,355 for the three months ended September 30, 2016 and 2015, respectively.
Tobacco operating income. Tobacco operating income was $66,974 for the three months ended September 30, 2016 compared to $63,630 for the same period last year. The Tobacco operating income increase of $3,344 (5.3%) was primarily due to decreased product liability settlement costs and restructuring expenses partially offset by decreased margins discussed above.

E-Cigarettes.
E-Cigarettes revenues. E-Cigarettes revenues were $4 for the three months ended September 30, 2016 compared to $201 for three months ended September 30, 2015. Revenues declined by $197 due to lower sales volumes.
E-Cigarettes cost of sales. Our E-Cigarettes cost of sales were $10 for the three months ended September 30, 2016 compared to $421 for the three months ended September 30, 2015. Cost of sales declined by $411 due to lower sales volume.
E-Cigarettes expenses. E-Cigarettes operating, selling, general and administrative expenses were $159 and $1,926 for the three months ended September 30, 2016 and 2015, respectively. The decline was due to primarily lower sales and marketing expenses. Operating loss from E-Cigarettes were $165 and $2,146 for the three months ended September 30, 2016 and 2015, respectively.

Real Estate.
Real Estate revenues. Real Estate revenues were $184,936 and $185,563 for the three months ended ended September 30, 2016 and 2015, respectively. Real Estate revenues declined by $627 (0.3%), primarily related to a decrease of $1,108 in Douglas Elliman's Commission and other brokerage income.

Real Estate revenues and cost of sales for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended
	September 30,
	2016	2015
Real Estate Revenues:
Commission and other brokerage income	$175,634	$176,742
Property management income	7,751	6,906
Title fees	1,068	1,352
Sales on facilities primarily from Escena	483	481
Other	—	82
Total real estate revenues	$184,936	$185,563

Real Estate Cost of Sales:
Commission and other brokerage income	$116,031	$120,021
Cost of sales on facilities primarily from Escena	877	840
Title fees	181	217
Total real estate cost of sales	$117,089	$121,078
___________________________________

Brokerage cost of sales. Douglas Elliman commission cost of sales decreased by $3,990 due to higher margins as a result of a higher percentage of Douglas Elliman commission income originating from its development marketing division in the 2016 period and decreased commission revenue.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $59,003 and $52,258 for the three months ended September 30, 2016 and 2015, respectively. The increase of $6,745 was primarily due to increased expenses at Douglas Elliman from its development marketing division and its continued expansion into new markets as well as incremental professional fees in 2016 associated with the costs of being a subsidiary of a public company.
Real Estate operating income. The Real Estate segment had operating income of $8,844 and $12,227 for the three months ended September 30, 2016 and 2015, respectively. The decline in operating income of $3,383 was primarily related an increase in Douglas Elliman operating, selling, general and administrative expenses offset by higher profits.
Corporate and Other.
Corporate and other operating loss. The operating loss at the corporate segment was $6,289 for the three months ended September 30, 2016 compared to $4,344 for the same period in 2015. The increase of $1,945 was primarily due to increased stock-based compensation expense, executive pension expense and increased professional fees for the three months ended September 30, 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues. Total revenues were $1,278,177 for the nine months ended September 30, 2016 compared to $1,226,867 for the nine months ended September 30, 2015. The $51,310 (4.2%) increase in revenues was due to a $48,607 increase in Real Estate revenues primarily related to Douglas Elliman's brokerage revenues and a $3,532 increase in Tobacco revenues offset by an $829 decline in E-Cigarettes revenues.

Cost of sales. Total cost of sales were $823,495 for the nine months ended September 30, 2016 compared to $817,139 for the nine months ended September 30, 2015. The $6,356 (0.8%) increase in cost of sales was due to a $22,478 increase in Real Estate cost of sales related to an increase of real estate commission expense at Douglas Elliman. This was offset by a $14,627 decline in Tobacco cost of sales primarily related to decreased sales volume and lower per unit manufacturing costs as well as a $1,495 decline in E-Cigarettes cost of sales. The Tobacco segment's MSA expense declined by $1,531 for the nine months ended September 30, 2016 due primarily to lower unit sales volumes and lower per unit MSA expenses. The calculation of our benefit from the MSA is an estimate based upon taxable unit shipments of cigarettes in the U.S. For the nine months ended September 30, 2016, we estimated taxable shipments in the U.S. would decline by 3.5% in 2016. Our annual MSA expense changes by approximately $1,800 for each percentage change in the estimated shipment volumes in the U.S. market.
Expenses. Operating, selling, general and administrative expenses were $250,048 for the nine months ended September 30, 2016 compared to $233,449 for the same period last year. The $16,599 (7.1%) increase was due to a $19,175 increase in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman and a $5,818 increase in Corporate and Other expense. This was offset by a $6,595 decline in E-Cigarettes operating, selling, general and administrative expenses of and a $1,799 decline in Tobacco operating, selling, general and administrative expenses.
Operating income. Operating income was $202,243 for the nine months ended September 30, 2016 compared to $168,888 for the same period last year, an increase of $33,355 (19.7%). Tobacco operating income increased by $24,958, Real Estate operating income increased by $6,954 primarily related to Douglas Elliman, and E-Cigarettes operating losses declined by $7,261. This was offset by an increase of $5,818 in Corporate and Other expenses.
Other income (expenses). Other expenses were $81,124 and $74,114 for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, other expenses primarily consisted of interest expense of $104,454, impairment of investment securities available for sale of $4,916 (primarily related to our investment in Morgans Hotel Group Co.) and equity in losses from investments of $2,108. This was offset by income of $23,222 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $3,328, other income of $2,956 and gain on sale of investment securities available for sale of $848. For the nine months ended September 30, 2015, other expenses primarily consisted of interest expense of $96,405, impairment of investment securities available for sale of $12,211, and equity in losses from investments of $2,654. This was offset by income of $18,760 from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $12,018, equity in earnings from real estate ventures of $1,278 and other income of $5,100.
Income before provision for income taxes. Income before income taxes was $121,119 and $94,774 for the nine months ended September 30, 2016 and 2015, respectively.
Income tax expense. Income tax expense was $46,682 and $37,739 for the nine months ended September 30, 2016 and 2015, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the nine months ended September 30, 2016, our income tax expense was declined by $792 due primarily to the results of a recent state income tax audit.
Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.70 per carton in May 2015, November 2015, and May 2016. Liggett increased the list price of EAGLE 20's by $1.00 per carton in December 2015.
All of our Tobacco sales were in the discount category in 2016 and 2015. For the nine months ended September 30, 2016, Tobacco revenues were $750,677 compared to $747,145 for the nine months ended September 30, 2015. Revenues increased by $3,532 (0.5%) due to a 1.7% decline in sales volume of $21,762 (approximately 105.8 million units), offset by a favorable price variance of $25,294.

Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Nine Months Ended
	September 30,
	2016		2015

Manufacturing overhead, raw materials and labor	$87,572		$95,106
Federal Excise Taxes, net	313,731		319,044
Tobacco quota buyout expense	—		664	(1)
FDA expense	14,395		13,980
MSA expense, net of market share exemption	75,990	(2)	77,521	(3)
Total cost of sales	$491,688		$506,315

(1)
The quarterly assessments due under the Fair and Equitable Tobacco Reform Act (shown as “Tobacco quota buyout expense” above) expired at the end of 2014. The $664 for the nine months ended September 30, 2015 represents a final assessment for the fourth quarter of 2014, which was received in 2015.

(2)	Includes $370 reduction in expense from MSA Settlement.

(3)	Includes $5,715 reduction in expense from MSA Settlement.
Tobacco gross profit was $258,989 for the nine months ended September 30, 2016 compared to $240,830 for the nine months ended September 30, 2015. The $18,159 (7.5%) increase was due to higher margins associated with the price increases primarily on the PYRAMID brand, lower manufacturing unit costs and lower estimated MSA unit costs. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 59.3% in the 2016 period and 56.3% in the 2015 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $62,125 for the nine months ended September 30, 2016 compared to $63,924 for the nine months ended September 30, 2015. The $1,799 decline in expenses was due to a decline in sales and marketing expenses primarily as a result of Liggett's restructuring in the third quarter of 2015 and a decrease in pension expense, offset by an increase in legal and professional fees. Tobacco product liability legal expenses, including settlements and judgments, were $7,378 and $11,068 for the nine months ended September 30, 2016 and 2015, respectively.
Tobacco operating income. Tobacco operating income was $194,473 for the nine months ended September 30, 2016 compared to $169,515 for the same period last year. The Tobacco operating income increase of $24,958 (14.7%) was primarily due to higher margins and lower operating expenses discussed above.

E-Cigarettes.
E-Cigarettes revenues. E-Cigarettes revenues were $52 for the nine months ended September 30, 2016 compared to $881 for the nine months ended September 30, 2015. Revenues declined by $829 due to lower sales volumes.
E-Cigarettes cost of sales. Our E-Cigarettes cost of sales were $23 for the nine months ended September 30, 2016 compared to $1,518 for the nine months ended September 30, 2015. Cost of sales declined by $1,495 due to lower sales volumes.
E-Cigarettes expenses. E-Cigarettes operating, selling, general and administrative expenses were $478 and $7,073 for the nine months ended September 30, 2016 and 2015, respectively. The decline was due to lower sales and marketing expenses. Operating losses from E-Cigarettes were $449 and $7,710 for the nine months ended September 30, 2016 and 2015, respectively.

Real Estate.
Real Estate revenues. Real Estate revenues were $527,448 and $478,841 for the nine months ended ended September 30, 2016 and 2015, respectively. Real Estate revenues increased by $48,607 (10.2%), primarily related to an increase of $48,888 in Douglas Elliman's Commission and other brokerage income which was primarily due to increased closings in its development marketing division.

Real Estate revenues and cost of sales for the nine months ended ended September 30, 2016 were as follows:

	Nine Months Ended
	September 30,
	2016	2015
Real Estate Revenues:
Commission and other brokerage income	$498,356	$449,468
Property management income	22,215	21,592
Title fees	3,196	3,303
Sales on facilities primarily from Escena	3,678	4,005
Other	3	473
Total real estate revenues	$527,448	$478,841

Real Estate Cost of Sales:
Commission and other brokerage income	$328,396	$305,885
Cost of sales on facilities primarily from Escena	2,887	2,895
Title fees	501	526
Total real estate cost of sales	$331,784	$309,306
Brokerage cost of sales. Douglas Elliman commission cost of sales increased by $22,511 due to increased sales volume.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $167,440 and $148,265 for the nine months ended September 30, 2016 and 2015, respectively. The increase of $19,175 was primarily due to increased expenses at Douglas Elliman from Douglas Elliman's development marketing division and continued expansion into new markets as well as incremental professional fees in 2016 associated with the costs of being a subsidiary of a public company.
Real Estate operating income. The Real Estate segment had operating income of $28,224 and $21,270 for the nine months ended September 30, 2016 and 2015, respectively. The increase in operating income of $6,954 was primarily related to higher profits offset by an increase in Douglas Elliman operating, selling, general and administrative expenses.
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $20,005 for the nine months ended September 30, 2016 compared to $14,187 for the same period in 2015. The increase of $5,818 was primarily due to increased stock-based compensation expense, executive pension expense and increased professional fees for the nine months ended September 30, 2016.

Summary of Real Estate Investments
We own, and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of September 30, 2016:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned	Net Cash Invested	Cumulative Earnings (Losses)	Carrying Value as of September 30, 2016	Future Capital Commit- ments from New Valley (1)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$12,733	$—	$12,733	$—	TBD		N/A		1		N/A	N/A
Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	2,644	8,253	10,897	—	450	Acres			667 450	R Lots H	N/A	N/A
Investments in real estate, net				$15,377	$8,253	$23,630	$—

Investments in real estate ventures:
10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$(8,559)	$10,155	$1,596	$—	260,000	SF	20,000	SF	124	R	August 2012	February 2017
The Marquand (11 East 68th Street)	Upper East Side, Manhattan, NY	December 2011	18.0%	3,396	5,914	9,310	—	90,000	SF	—		29	R	June 2012	Completed
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	12,328	1,661	13,989	—	97,000	SF	—		27	R	May 2014	December 2016
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.9%	17,144	2,742	19,886	—	252,000	SF	80,000	SF	452	H	September 2013	January 2018
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	25,719	(543)	25,176	—	330,000	SF	1,700	SF	157	R	September 2014	September 2018
160 Leroy Street (2)	West Greenwich Village, Manhattan, NY	March 2013	3.1%	2,664	1,883	4,547	—	130,000	SF	—		57	R	Fall 2015	March 2018
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	18.4%	5,297	559	5,856	—	246,000	SF	—		11 367	R H	June 2014	June 2017
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	980	177	1,157		65,000	SF	—		86	R	September 2014	July 2017
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	14,711	2,513	17,224	—	260,000	SF	25,000	SF	391	R	March 2014	January 2017
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	10,588	725	11,313	—	160,000	SF	TBD		70	R	October 2015	September 2018
125 Greenwich Street (2)	Financial District, Manhattan, NY	August 2014	13.3%	7,992	1,873	9,865	—	306,000	SF	16,000	SF	273	R	March 2015	March 2019
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	12,288	1,261	13,549	—	210,000	SF	—		20 190	R H	May 2015	April 2018
76 Eleventh Avenue	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	2,379	19,379	—	620,000	SF	48,000	SF	250	H	September 2016	March 2019
Monad Terrace	Miami Beach, FL	May 2015	24.3%	7,635	289	7,924	—	160,000	SF	—		TBD	R	May 2016	May 2018
Takanasee	Long Branch, NJ	December 2015	22.8%	4,544	625	5,169	—	63,000	SF	—		13	R	TBD	TBD
Condominium and Mixed Use Development				$133,727	$32,213	$165,940	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	$1,281	$(1,281)	$—	$—	N/A		N/A		5,517	R	N/A	N/A
ST Portfolio	Houston, TX	November 2013	16.3%	5,976	3,146	9,122	—	640,576	SF	20,065	SF	488	R	N/A	N/A
Apartment Buildings				$7,257	$1,865	$9,122	$—

Park Lane Hotel	Central Park South, Manhattan, NY	November 2013	5.2%	$26,211	$(5,591)	$20,620	$—	445,600	SF	—		628	H	N/A	N/A
Hotel Taiwana	St. Barthelemy, French West Indies	October 2011	17.0%	7,941	(619)	7,322	—	61,300	SF	4,300	SF	22	H	N/A	N/A
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(2,647)	3,401	—	52	Acres	—		101	H	N/A	N/A
Hotels				$40,200	$(8,857)	$31,343	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$5,076	$(1,615)	$3,461	$—	—	—	219,382	SF	—	—	N/A	N /A
Commercial				$5,076	$(1,615)	$3,461	$—

Investments in real estate ventures				$186,260	$23,606	$209,866

Total Carrying Value				$201,637	$31,859	$233,496

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

(2) Carrying value as of September 30, 2016, includes non-controlling interest of $2,172 and $1,831, respectively.
N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots

Other investments in real estate ventures relate to an investment in an insurance consulting company by Douglas Elliman with a carrying value of $1,959 as of September 30, 2016. New Valley has capitalized $18,040 of net interest expense since inception into the carrying value of its ventures whose projects were under development as of September 30, 2016. This amount is captured in the “Cumulative Earnings (Losses)” column in the table above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $205,506 for the nine months ended September 30, 2016 and decreased by $80,018 for the nine months ended September 30, 2015.
Cash provided from operations was $121,443 and $140,018 for the nine months ended September 30, 2016 and 2015, respectively. The change primarily related to higher payments of tobacco litigation settlements and judgments and income taxes in the 2016 period, as well as increases in the payments of prior year promotional and excise tax liabilities in the tobacco segment in the 2016. These were offset by an increase of operating income.
Cash used in investing activities was $2,721 and $62,082 for the nine months ended September 30, 2016 and 2015. In the first nine months of 2016, cash used in investing activities was for the purchase of investment securities of $90,106, investments in real estate ventures of $23,358, capital expenditures of $19,157, investments in real estate, net of $130, an increase in cash surrender value of corporate-owned life insurance policies of $451 and purchase of long-term investments of $50. This was offset by the sale of investment securities of $81,235, pay downs of investment securities of $7,842, the proceeds from sale or liquidation of long-term investments of $1,000, the maturities of investment securities of $4,343, distributions from investments in real estate ventures of $23,041, a decrease in restricted assets of $8,615, repayments of notes receivable of $4,410 and proceeds from the sale of fixed assets of $45. In the first nine months of 2015, cash used in investing activities was for the purchase of investment securities of $162,845, investments in real estate ventures of $43,280, investments in real estate, net of $12,512, purchase of long-term investments of $10,000, capital expenditures of $7,859, an increase in restricted assets of $6,872, issuance of notes receivable of $4,410 and an increase in cash surrender value of corporate-owned life insurance policies of $1,225. This was offset by the sale of investment securities of $161,029, distributions from investments in real estate ventures of $11,205, pay downs of investment securities of $5,743, repayments of notes receivable of $4,000, maturities of investment securities of $2,653, proceeds from the sale or liquidation of long-term investments of $1,288, proceeds from sale of preferred securities of $1,000 and proceeds from the sale of fixed assets of $3.
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
Cash provided by financing activities was $86,784 for the nine months ended September 30, 2016 compared to cash used in financing activities of $157,954 for the nine months ended September 30, 2015. In the first nine months of 2016, cash provided by financing activities was from proceeds of debt issuance of $243,620, proceeds from net borrowings of debt under the revolver of $10,182, tax benefit of options exercised of $412, proceeds from the exercise of Vector options of $398 and contributions from non-controlling interest of $248. This was offset by cash used for the dividends and distributions on common stock of $147,270, repayments of debt of $4,698, distributions to non-controlling interest of $9,508 and payment of deferred financing costs of $6,600. In the first nine months of 2015, cash was used for dividends and distributions on common stock of $139,430, net repayments of debt under the revolver of $15,964, repayment of debt of $4,968, payment of deferred financing costs of $624 and distributions to non-controlling interest of $564. This was offset by proceeds from issuance of debt of $1,519, proceeds from the exercise of Vector options of $1,321 and the tax benefit of options exercised of $756.
In recent years, we have taken advantage of historically low interest rates and lowered our weighted average cost of capital by issuing debt at lower interest rates than our historical borrowing levels and on May 9, 2016, we issued $235,000 of our 7.75% Senior Secured Notes for a price of 103.5%. We will continue to evaluate current market conditions related to our capital structure. For example, based on quoted market prices, our 7.75% Senior Secured Notes were yielding approximately 6.0% on a “yield to worst” basis, or approximately 5.1% more than the comparable U.S. Treasury Bond at September 30, 2016. The Company is presently able to redeem such bonds at price of 105.813% and the redemption price declines to 103.875% on February 15, 2017, 101.938% on February 15, 2018 and 100% on February 15, 2019. There can be no assurance that we would be able to continue to issue debt at a lower interest rate than our historical borrowing levels in the future and, in the event we pursue any capital markets activities, our ability to complete any offering would be subject to market conditions.
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As of September 30, 2016, $16,664 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the Credit Facility was approximately $40,158 based on eligible collateral at September 30, 2016. At September 30, 2016, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett's EBITDA, as defined, were approximately $231,804 for the last twelve months ended September 30, 2016.
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

	Indenture	September 30, 2016	December 31, 2015
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$307,338	$268,870
Leverage ratio, as defined	<3.0 to 1	1.86 to 1	1.95 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.9 to 1	0.9 to 1

We and our subsidiaries have significant indebtedness and debt service obligations. At September 30, 2016, we and our subsidiaries had total outstanding indebtedness of $1,346,191, of which $230,000 of our 7.5% convertible notes mature in 2019, $258,750 of our 5.5% variable interest senior convertible notes mature in 2020, and $835,000 of our 7.75% senior secured notes mature in 2021. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette and real estate operations are positive cash-flow-generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $445,900, investment securities available for sale of approximately $175,700, long-term investments with an estimated value of approximately $58,300 and availability under Liggett's credit facility of approximately $40,200 at September 30, 2016. Management currently anticipates that these amounts, as well as expected cash flows from our operations, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of September 30, 2016, approximately $16,700 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of September 30, 2016, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $167.
In addition, as of September 30, 2016, $298,118 ($488,750 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance, and debt issuance costs. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $1,703 with approximately $639 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes, and the remaining $1,064 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $10,400 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $121,299 and $119,621. We recorded the fair market value of our embedded derivatives at the approximate midpoint of the range at $120,820 as of September 30, 2016. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

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
On May 5, 2016, the United States Food and Drug Administration (“FDA”) issued a final “deeming” regulation that extends the agency’s authority under the Tobacco Control Act to other tobacco products not currently regulated by the agency, such as e-cigarettes, cigars, pipe tobacco and hookah. With respect to these newly-regulated tobacco products, the deeming regulation, among other things:
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

Under the new “deeming” rule, manufacturers of the newly-regulated products, including e-cigarettes, will be subject to the same Tobacco Control Act provisions and relevant regulatory requirements that already apply to cigarettes. As of August 8, 2016, domestic manufacturers must register and list the tobacco products with FDA and obtain premarket market authorization for any product introduced after this date. For products introduced between February 15, 2007 and August 8, 2016, the premarket authorization requirements are subject to certain staggered compliance periods. Requests for exemption from the substantial equivalence requirement must be submitted by August 8, 2017. Substantial equivalence reports must be submitted by February 8, 2018. Premarket tobacco product applications must be submitted by August 8, 2018. Unless FDA issues an order denying or refusing to accept an application, FDA will not take enforcement action against the product for one year after the application deadline. However, at the end of that period, even if FDA has not completed its review, the product will be subject to enforcement action unless FDA determines that “substantial progress” is being made towards completion and decides to defer enforcement for a reasonable time period. FDA has not set deadlines for its own review.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2016, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2015 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2015 continued to exist as of September 30, 2016, as discussed below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
These material weaknesses did not result in any material misstatements to the financial statements in any accounting periods ending prior to January 1, 2016 or for the nine months ended September 30, 2016. However, these material weaknesses could result in misstatement of the aforementioned account balances or disclosures that would result in material misstatements to the annual or interim consolidated financial statements that would not be prevented or detected.
Status of Remediation
The Company identified five material weaknesses related to its Douglas Elliman subsidiary as of December 31, 2014 and two material weaknesses related to its Douglas Elliman subsidiary as of December 31, 2015. Beginning in 2015, at the direction of the Audit Committee of the Company's Board of Directors, as well as the Company’s CEO and CFO, the Company has made and continues to make substantial progress in remediating these material weakness including:

•
In June 2015, Douglas Elliman employed a new Chief Financial Officer, who is a licensed Certified Public Accountant (“CPA”) with more than 30 years of experience in the financial departments of publicly-traded companies. In addition, in 2015, Douglas Elliman also added a Director of Sarbanes-Oxley Section 404 Compliance, a corporate controller, who is licensed as a CPA and previously served as a senior manager at a Big Four accounting firm, two regional controllers who are both licensed as CPAs, and two accounting managers who are both licensed as CPAs.

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

The Company’s management, Audit Committee and Board of Directors are committed to maintaining a strong and sustainable internal control environment and believe that these remediation efforts represent significant improvements in the Company’s control environment as well as its internal controls over the financial reporting of Douglas Elliman. Nonetheless, the Company continues to address the two remaining material weaknesses and evaluate the effectiveness of its new internal controls to confirm that a sustainable, controlled process is fully in place. In 2016, the Company has continued to introduce processes to help ensure that Douglas Elliman’s financial reporting is complete and accurate. Further, the identified material weaknesses in internal controls will not be considered fully addressed until the internal controls over these areas have been in operation for a sufficient period of time for management to conclude that the material weaknesses have been fully remediated. Management continues to work on implementing and testing the new controls in order to make this final determination.
Changes in Internal Control Over Financial Reporting
The Company’s Board of Directors and its management, including the CEO and CFO, evaluated the changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 and concluded there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the three months ended September 30, 2016 except for approximately 6,087,035 shares of our common stock issued as a stock dividend on September 29, 2016.

Issuer Purchase of Equity Securities

Our purchase of our common stock during the three months ended September 30, 2016 were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2016	87,561	(1)	$22.47	(1)	—	—
August 1 to August 31, 2016	—		—		—	—
September 1 to September 30, 2016	—		—		—	—
Total	87,561		$22.47		—	—

(1)
Delivery of shares to us in payment of tax withholding in connection with an employee's vesting in restricted stock. The shares were immediately canceled. The number of shares and average price paid per share have not been adjusted for the impact of our 5% stock dividend, payable on September 29, 2016.

Item 6.    Exhibits:

12.1
Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2015 and for each of the nine months within the periods ended September 30, 2016 and 2015.

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

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	November 8, 2016