Form 10-K
period 2016-12-31
VECTOR GROUP LTD
filed 2017-03-01
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☐  Yes  ☑ No
The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2016 was approximately $2.025 billion.
At March 1, 2017, Vector Group Ltd. had 129,739,481 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

VECTOR GROUP LTD.
FORM 10-K

PART I

ITEM 1.	BUSINESS
Overview
Vector Group Ltd., a Delaware corporation, is a holding company and is engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC (“Liggett”) and Vector Tobacco Inc. (“Vector Tobacco”) subsidiaries and

•
the real estate business through our New Valley LLC subsidiary, which is seeking to acquire or invest in additional real estate properties or projects. New Valley owns 70.59% of Douglas Elliman Realty, LLC (“Douglas Elliman Realty”), which operates the largest residential brokerage company in the New York metropolitan area.

Financial information relating to our business segments can be found in Note 19 to our consolidated financial statements. Our business segments for the year ended December 31, 2016 were Tobacco, E-Cigarettes, and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The E-Cigarettes segment includes the operations of the Company's e-cigarette business. The Real Estate segment includes the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures.
Strategy
Our strategy is to maximize stockholder value by increasing the profitability of our subsidiaries in the following ways:
Liggett and Vector Tobacco

•	Capitalize on our tobacco subsidiaries’ cost advantage in the United States cigarette market due to the favorable treatment that they receive under the Master Settlement Agreement (“MSA”);

•
Focus marketing and selling efforts on the discount segment, continue to build volume and margin in core discount brands (EAGLE 20’s, PYRAMID, GRAND PRIX, LIGGETT SELECT and EVE) and utilize core brand equity to selectively build distribution;

•	Continue to provide the best quality products relative to other discount products in the marketplace;

•	Increase efficiency by developing and adopting an organizational structure to maximize profit potential;

•	Selectively expand the portfolio of private and control label partner brands utilizing a pricing strategy that offers long-term list price stability for customers; and

•	Identify, develop and launch relevant new tobacco products to the market in the future.
New Valley

•	Continue to grow Douglas Elliman Realty’s operations by utilizing its strong brand name recognition and pursuing strategic and financial opportunities, including entry into new markets;

•	Continue to leverage our expertise as direct investors by actively pursuing real estate investments in the United States and abroad which we believe will generate above-market returns;

•	Acquire operating companies through mergers, asset purchases, stock acquisitions or other means; and

•	Invest our excess funds opportunistically in situations that we believe can maximize stockholder value.
Tobacco Operations
General.  Liggett is the operating successor to Liggett & Myers Tobacco Company, which was founded in 1873. Vector Tobacco is a discount cigarette manufacturer selling product in the deep discount category. In this report, certain references to “Liggett” refer to our tobacco operations, including the business of Liggett and Vector Tobacco, unless otherwise specified.
For the year ended December 31, 2016, Liggett was the fourth-largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett’s manufacturing facilities are located in Mebane, North Carolina where it manufactures most of Vector Tobacco’s cigarettes pursuant to a contract manufacturing agreement. At the present time, Liggett and Vector Tobacco have no foreign operations.
According to data from Management Science Associates, Inc., Liggett’s domestic shipments of approximately 8.5 billion cigarettes during 2016 accounted for 3.3% of the total cigarettes shipped in the United States during such year. Liggett’s market share was 3.3% and 3.4% in 2015 and 2014, respectively. Historically, Liggett produced premium cigarettes as well as discount cigarettes (which include among others, control label, private label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. In recent years, the discounting of premium cigarettes has become far more significant in the marketplace. This has led to some brands that were traditionally considered premium brands becoming more appropriately categorized as branded discount, following list price reductions. Liggett’s EVE brand falls into that category. All of Liggett’s units sold in 2016, 2015 and 2014 were in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for more than a decade.
Liggett produces cigarettes in 116 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

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
In April 2009, Liggett repositioned PYRAMID as a box-only brand with a low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett’s family of brands with 50.7% of Liggett’s unit volume in 2016, 54.4% in 2015 and 61.1% in 2014.
In January 2013, Liggett repackaged and relaunched EAGLE 20’s to distributors and retailers on a national basis. EAGLE 20’s is marketed to compete with brands positioned in the deep discount segment. EAGLE 20’s represented 29.1% in 2016, 23.4% in 2015 and 13.4% in 2014 of Liggett’s unit volume. According to Management Science Associates, Liggett held a share of approximately 12.0% of the overall discount market segment for 2016 and 11.8% for 2015 and 2014.
Under the MSA reached in November 1998 with 46 states and various territories, cigarette manufacturers selling product in the U.S. must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market. Additionally, Vector Tobacco has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. cigarette market. We believe our tobacco subsidiaries have a sustainable cost advantage over their competitors as a result of the settlement.
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
Business Strategy.  Liggett’s business strategy is to capitalize on its cost advantage in the United States cigarette market resulting from the favorable treatment our tobacco subsidiaries receive under settlement agreements with the states and the MSA. Liggett’s long-term business strategy is to continue to focus its marketing and selling efforts on the discount segment of the market, to continue to build volume and margin in its core discount brands (EAGLE 20’s, PYRAMID, GRAND PRIX, LIGGETT SELECT and EVE) and to utilize its core brand equity to selectively build distribution. Liggett intends to continue its product management efforts to provide the best quality products relative to other discount products in the market place. Liggett will continue to seek increases in efficiency by developing and adapting its organizational structure to maximize profit potential.
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

Liggett’s customers are primarily distributors of tobacco and convenience products as well as large grocery, drug and convenience store chains. Two customers accounted for 16% and 14% of Liggett's revenues in 2016 and 19% and 10% in 2015. One customer accounted for 19% of Liggett's revenues in 2014. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett’s customer base. Liggett’s two largest customers, represented approximately 9% and 3%, respectively, of net accounts receivable at December 31, 2016 and 4% and 1%, respectively, at December 31, 2015. Liggett’s largest customer represented approximately 11% of net accounts receivable at December 31, 2014. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no security is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.
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
Manufacturing.  Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products may vary between premium and discount products. Liggett purchases its tobacco requirements from both domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 2016, the majority of Liggett’s commitments were for the purchase of foreign tobacco.
Liggett’s cigarette manufacturing facility was designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market 116 different cigarette brand styles including private labels for other companies. Liggett’s facility produced approximately 8.6 billion cigarettes in 2016, but maintains the capacity to produce approximately 17.7 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce most of its cigarettes at Liggett’s manufacturing facility in Mebane.
Competition.  Liggett’s competition is divided into two segments. The first segment consists of the three largest manufacturers of cigarettes in the United States: Philip Morris USA Inc., which is owned by Altria Group, Inc., RJ Reynolds Tobacco Company (which is now part of Reynolds American) (“RJ Reynolds”) and ITG Brands LLC, which is owned by Imperial Brands Plc. These three manufacturers, while primarily premium cigarette-based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell deep discount cigarettes.
The merger between RJ Reynolds and Lorillard in June 2015 consolidated approximately 80% of the U.S. cigarette market within the control of two manufacturers, Philip Morris and RJ Reynolds. Consolidation in the industry could have a material adverse effect on our ability to compete in the U.S. cigarette market.
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
According to Management Science Associates’ data, the unit sales of Philip Morris and RJ Reynolds accounted in the aggregate for approximately 78.4% of the domestic cigarette market in 2016. Liggett’s domestic shipments of approximately 8.5 billion cigarettes during 2016 accounted for 3.3% of the approximately 258 billion cigarettes shipped in the United States, compared to 8.7 billion cigarettes in 2015 (3.3%) and 8.9 billion cigarettes in 2014 (3.4%).

Industry-wide shipments of cigarettes in the United States have been declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments declined by approximately 2.4% (approximately 6.3 billion units) and 0.1% (approximately 0.3 billion units) in 2016 and 2015, respectively. Liggett’s management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years.
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
Philip Morris and RJ Reynolds dominate the domestic cigarette market with a combined market share of 78.4% at December 31, 2016. This concentration of United States market share makes it more difficult for Liggett to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse effect on its sales volume, operating income and cash flows.
E-Cigarettes
Our subsidiary, Zoom E-Cigs LLC ("Zoom"), entered the emerging United States e-cigarette market in limited retail distribution outlets in January 2014 with a cautious plan to minimize expense. Uncertainties regarding e-cigarettes are significantly greater today than they were when Zoom was first launched. In fact, we have seen significant changes in the e-cigarette market over the past two years with disposable and rechargeable e-cigarettes in decline and open system vapor products, which feature refillable tanks and use low-cost flavored liquids, demonstrating mixed results. Additionally, we believe uncertainties related to the impact of recent regulation of e-cigarettes, the emergence of new technologies and ongoing consumer category acceptance exist. Given this backdrop, our primary focus on the e-cigarette product is to limit risk while staying prepared to pursue opportunities if they occur. Zoom incurred operating losses of $1.4 million, $13.0 million and $13.1 million in 2016, 2015, and 2014, respectively.
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
Liggett’s management believes that it is in compliance in all material respects with the laws regulating cigarette manufacturers in all jurisdictions in which we operate.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 3.3% of the total cigarettes sold in the United States in 2016. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year.
Liggett may have additional payment obligations under the MSA and its other settlement agreements with the states. See Item 1A. “Risk Factors” and Note 15 to our consolidated financial statements.
New Valley LLC
New Valley LLC, a Delaware limited liability company, is engaged in the real estate business and is seeking to acquire or invest in additional real estate properties and projects. New Valley owns a 70.59% interest in Douglas Elliman Realty which operates the largest residential brokerage company in the New York metropolitan area, which is known as Douglas Elliman Real Estate or Douglas Elliman. New Valley also holds investment interests in various real estate projects domestically and internationally.
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

Douglas Elliman Realty, LLC
In addition to owning the largest residential brokerage company in the New York metropolitan area, Douglas Elliman Realty owns Residential Management Group LLC, which conducts business as Douglas Elliman Property Management and is the New York metropolitan area’s largest manager of rental, co-op and condominium housing and Title Services business.
Real Estate Brokerage Business.  Douglas Elliman Real Estate is engaged in the real estate brokerage business through its seven subsidiaries. The seven brokerage companies have 93 offices with approximately 6,400 real estate agents in the New York metropolitan area as well as South Florida, Beverly Hills, California, Connecticut and Aspen. The companies achieved combined sales of approximately $24.6 billion of real estate in 2016, approximately $22.4 billion of real estate in 2015 and approximately $18.2 billion of real estate in 2014. Douglas Elliman Real Estate was ranked as the fourth-largest residential brokerage company in the United States in 2016 based on closed sales volume by the Real Trends broker survey. Douglas Elliman had revenues of $675.3 million in 2016, $637.0 million in 2015, and $543.2 million in 2014.
The New York City brokerage operation was founded in 1911 and has grown to be one of Manhattan’s leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has 24 New York City offices, with approximately 2,806 real estate agents, 6,812 transactions, representing sales volume of approximately $14.0 billion of real estate in 2016. This is compared to approximately 7,119 transactions, representing approximately $12.7 billion of real estate in 2015, and approximately 6,950 transactions closed in 2014, representing approximately $11.5 billion of real estate.
The Long Island brokerage operation is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island with 37 offices and approximately 2,237 real estate agents. Douglas Elliman of Long Island serves approximately 250 communities in Long Island and Queens, New York. The Westchester brokerage operation operates in a suburban area north of New York City with five offices and approximately 193 real estate agents. The Connecticut brokerage operation operates in Greenwich, Connecticut with one office and approximately 74 real estate agents. During 2016, the three brokerage operations closed approximately 11,041 transactions, representing sales volume of approximately $7.1 billion of real estate. This is compared to approximately 9,764 transactions, representing sales volume of approximately $6.3 billion of real estate in 2015, and approximately 8,548 transactions closed in 2014, representing approximately $5.4 billion of real estate.
In December 2013, Douglas Elliman Realty acquired from an affiliate of New Valley the membership interest in the Florida brokerage operation. Douglas Elliman Florida, LLC operates in South Florida with 19 offices located in downtown Miami, Miami Beach, Coconut Grove, North Miami, Ft. Lauderdale, Boca Raton and Palm Beach. The offices have approximately 938 real estate agents and closed approximately 2,256 transactions, representing sales volume of $2.6 billion of real estate in 2016. This compared to approximately 2,088 transactions, representing sales volume of approximately $2.4 billion of real estate in 2015, and approximately 1,136 transactions closed in 2014, representing approximately $1.2 billion of real estate.
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
elliman.com and AskElliman.com. Douglas Elliman Real Estate’s website, elliman.com, serves as a destination where consumers can search properties throughout the entire New York and South Florida markets and access current market information as well as comprehensive building and neighborhood guides and other interactive content. Douglas Elliman also owns AskElliman.com, its web site that facilitates communication with consumers, providing them with access to information from real estate to mortgage financing, to specific neighborhoods.

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
In the brokerage company’s traditional business of residential real estate sales and marketing, it competes with multi-office independent real estate organizations and, to some extent, with franchise real estate organizations, such as Century-21, ERA, RE/MAX International, Sotheby’s International Realty, Better Homes and Gardens Real Estate, Berkshire Hathaway HomeServices, and Coldwell Banker. Douglas Elliman believes that its major competitors in 2017 will also increasingly include multi-office real estate organizations, such as GMAC Home Services, NRT LLC (whose affiliates include the New York City-based Corcoran Group) and other privately-owned companies. Specific to the New York metropolitan area, Douglas Elliman's major competitors include Brown Harris Stevens, Halstead Properties, and Stribling & Associates. Residential brokerage firms compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, recently to a greater degree, price.
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
The United States Department of Housing and Urban Development (“HUD”) adopted rules that seek to simplify and improve disclosures regarding mortgage settlement services and encourage consumers to compare prices for such services by consumers. The material provisions of the rule include: new Good Faith Estimate (“GFE”) and HUD-1 forms, permissibility of average cost pricing by settlement service providers, implementation of tolerance limits on various fees from the issuance of the GFE and the HUD-1 provided at closing, and disclosure of the title agent and title underwriter premium splits. To date, there has not been any material impact (financial or otherwise) to us arising out of compliance with these new rules.
Pursuant to the Dodd-Frank Act, administration of RESPA was transferred from HUD to the new Consumer Financial Protection Bureau (“CFPB”) and it is possible that the practices of HUD, taking very expansive broad readings of RESPA, will continue or accelerate at the CFPB creating increased regulatory risk. RESPA also has been invoked by plaintiffs in private litigation for various purposes.
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

Residential Property Management Business.  Douglas Elliman Realty is also engaged in the management of cooperatives, condominiums and apartments though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management and is one of the leading New-York-City-based managers of apartments, cooperatives and condominiums in the New York metropolitan area according to a survey in the September 2013 issue of The Real Deal. Residential Management Group provides full service third-party fee management for approximately 385 properties, representing approximately 43,500 units in New York City, Nassau County, Northern New Jersey and Westchester County. Among the notable properties currently managed are the Dakota, Museum Tower, Olympic Tower Condominium, Manhattan House, CitySpire Condominium, RiverHouse and The Sovereign buildings in New York City. Residential Management Group employs approximately 272 people, of whom approximately 196 work at Residential Management Group’s headquarters and the remainder at remote offices in the New York metropolitan area.
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
Condominium and Mixed-Use Development
As of December 31, 2016, we had 15 investments in condominium and mixed-use development real estate ventures. We had ownership interests ranging from 3.1% to 49.5% in 12 condominium and mixed-use development real estate ventures in the New York City Standard Metropolitan Statistical Area ("SMSA"). Of the 12 condominium and mixed-use development real estate ventures in the New York City SMSA, three were closing on units as of December 31, 2016 and the remainder had projected construction completion dates between April 2017 and February 2020. We had ownership interests ranging from 15.0% to 48.5% in three condominium and mixed-use development real estate ventures in other U.S. areas as of December 31, 2016. The three condominium and mixed-use development real estate ventures in other U.S. areas had projected construction completion dates between July 2018 and February 2019.
Apartment Buildings
As of December 31, 2016, we had two investments in apartment building real estate ventures located in the Houston, Texas and Baltimore, Maryland metropolitan areas with ownership interests of 16.3% and 7.6% , respectively. The apartment building real estate ventures were operating as of December 31, 2016.
Hotels
As of December 31, 2016, we had two investments in hotel real estate ventures located in the New York City SMSA and Bermuda with ownership interests of 5.2% and 49.0%, respectively. The hotel real estate ventures were operating as of December 31, 2016.
Commercial
As of December 31, 2016, we had two investments in commercial real estate ventures located in the New York City SMSA and Las Vegas, Nevada, respectively, with ownership interests of 49.0% and 2.1%, respectively. The commercial real estate ventures were operating as of December 31, 2016.
In our real estate investment business, we seek to acquire investment interests in domestic and international real estate projects through debt and equity investments. We focus on new condominium development in Douglas Elliman markets and investing in well-located real estate assets that generate, or have the potential to generate, long-term, predictable and sustainable cash flows with attractive growth and development potential. We believe our ownership of Douglas Elliman provides us with a strategic advantage through its relationships with developers in New York City as well as its knowledge of the New York City residential real estate market. We and our partners seek to enhance the cash flows and returns from our investments by using varying levels of leverage. In addition, we and our partners may earn incentives on certain investments if the investments achieve rates of return that exceed targeted thresholds. Our real estate investments are located in the United States and Bermuda and we may pursue growth in other markets where we identify attractive opportunities to invest in or acquire assets and to achieve strong risk-adjusted returns. We strive to invest at attractive valuations, capitalize on distressed situations where possible, create opportunities for superior valuation gains and cash flow returns and monetize assets at appropriate times to realize value. Our portfolio as of December 31, 2016 included interests in the 23 properties discussed above. As of December 31, 2016, our real estate investment business held interests in joint ventures recorded on our financial statements at approximately $221.3 million and approximately $23.6 million in consolidated real estate investments.
For additional information concerning these investments, see Note 7 to our consolidated financial statements.
Long-Term Investments
At December 31, 2016, we had long-term investments of $53.2 million, of which $35.5 million were accounted for at cost and $17.7 million were accounted for under the equity method. Our investments accounted for at cost consisted primarily of investment partnerships investing in investment securities and real estate. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of the investment partnerships is provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. Our investments accounted for under the equity method included interests in a partnership and various companies in which we have the ability to exercise significant influence over their operating and financial policies, including Ladenburg Thalmann Financial Services Inc. (NYSE MKT: LTS) ("LTS")and Castle Brands Inc. (NYSE MKT: ROX) ("Castle").
Ladenburg Thalmann. We own 15,191,205 common shares of LTS, which represents beneficial ownership of approximately 8.28% of LTS, a publicly-traded entity engaged in independent brokerage and advisory services, investment banking, equity research, institutional sales and trading, asset management services, life insurance brokerage and trust services through its subsidiaries. We also own 240,000 shares of LTS’s 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share) (“LTS Preferred”). Three of our directors, Howard M. Lorber, Henry C. Beinstein and Jeffrey S. Podell, also serve as directors of LTS. Mr. Lorber also serves as Vice Chairman of LTS. Richard J. Lampen, who along with Mr. Lorber is an executive officer of ours, also serves as a director of LTS and has served as the President and Chief Executive Officer of LTS since September 2006. See Note 17 to our consolidated financial statements.
Castle Brands.  We own 12,671,159 shares of Castle, a publicly-traded developer and importer of premium branded spirits, which represents beneficial ownership of approximately 7.88% of Castle's outstanding shares. Mr. Lampen serves as the President, Chief Executive Officer and a director of Castle. Mr. Beinstein, a director of Vector, is also a director of Castle. See Note 17 to our consolidated financial statements. In 2013, we purchased in a private placement $200,000 of Castle’s convertible debt, which bears interest at 5% per annum, is convertible into 222,222 shares of Castle common stock and is due on December 15, 2018.
For additional information concerning these investments, see Note 6 to our consolidated financial statements.
Employees
At December 31, 2016, we had 1,425 employees, of which approximately 922 were employed by Douglas Elliman primarily in the New York area, 259 were employed at Liggett’s Mebane facility and approximately 218 were employed in sales and administrative functions at Liggett Vector Brands LLC (“LVB”), which coordinates our tobacco and e-cigarettes subsidiaries’ sales and marketing efforts, along with certain support functions. Approximately 13% of our employees are hourly employees, who are represented by unions. We have not experienced any significant work stoppages since 1977, and we believe that relations with our employees and their unions are satisfactory.
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
During 2017, we have certain liquidity commitments that could require the use of our existing cash resources. As of December 31, 2016, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months include the following (after giving effect to our January 2017 refinancing):

•	cash interest expense of approximately $113.1 million,

•	cash for redemption of Senior Secured Notes of approximately $32.4 million,

•	dividends on our outstanding common shares of approximately $209.6 million, and

•	other corporate expenses and taxes.
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
We are a holding company and have no operations of our own. We hold our interests in our various businesses through our wholly-owned subsidiaries, VGR Holding LLC and New Valley. In addition to our own cash resources, our ability to pay interest on our debt and to pay dividends on our common stock depends on the ability of VGR Holding and New Valley to make cash available to us. VGR Holding’s ability to pay dividends to us depends primarily on the ability of Liggett and Vector Tobacco, its wholly-owned subsidiaries, to generate cash and make it available to VGR Holding. Liggett’s revolving credit agreement with Wells Fargo Bank, N.A. contains a restricted payments test that limits the ability of Liggett to pay cash dividends to VGR Holding. The ability of Liggett to meet the restricted payments test may be affected by factors beyond its control, including Wells Fargo’s unilateral discretion, if acting in good faith, to modify elements of such test.
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
We and our subsidiaries have significant indebtedness and debt service obligations. As of December 31, 2016, we and our subsidiaries had total outstanding indebtedness of $1.4 billion (on both a historical basis and adjusted to give effect to our January 2017 refinancing). In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

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
Our 6.125% senior secured notes due 2025 contain restrictive covenants that limit our operating flexibility.
The indenture governing our 6.125% senior secured notes due 2025 contains covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to:

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
The indenture governing the senior secured notes contain restrictive covenants, which, among other things, restrict our ability to pay certain dividends or make other restricted payments or enter into transactions with affiliates if our Consolidated EBITDA, as defined in the indenture, is less than $75 million for the four quarters prior to such transaction. Our Consolidated EBITDA for the four quarters ended December 31, 2016 exceeded $75 million.
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

Failure to maintain effective internal control over financial reporting could adversely affect us.

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting, the implementation of which requires significant management attention. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements because of its inherent limitations. These limitations include, among others, the possibility of human error, inadequacy or circumvention of controls and fraud. If we do not maintain effective internal control over financial reporting or design and implement controls sufficient to provide reasonable assurance with respect to the preparation and fair presentation of our financial statements, including in connection with controls executed for us by third parties, we might fail to timely detect any misappropriation of corporate assets or inappropriate allocation or use of funds and could be unable to file accurate financial reports on a timely basis. As a result, our reputation, results of operations and stock price could be materially adversely affected.

In connection with management’s assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ended December 31, 2014, we determined that we did not maintain effective controls over five internal controls at our Douglas Elliman Realty, LLC subsidiary and material weaknesses over two of these controls continued at December 31, 2015. Thus, we determined that material weaknesses existed at Douglas Elliman. As of December 31, 2016, we remediated these material weaknesses. See Item 9A, Controls and Procedures, for a discussion of the material weaknesses and the remediation. If the new controls we implemented to strengthen our overall internal controls at Douglas Elliman were not designed or do not continue to operate effectively or if we are unsuccessful in continuing to follow these new processes, we may not timely or accurately report our financial condition or results of operations. This could adversely affect our stock price and the confidence of investors, business partners and others in our financial reports.
Liggett faces intense competition in the domestic tobacco industry.

Liggett is considerably smaller and has fewer resources than its major competitors, and, as a result, has a more limited ability to respond to market developments. Management Science Associates’ data indicate that in 2016 Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, controlled 78.4% of the United States cigarette market. Philip Morris is the largest manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had 59.6% of the premium segment and 47.6% of the total domestic market during 2016. During 2016, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 3.3%. Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, historically, because of their dominant market share, have been able to determine cigarette prices for the various pricing tiers within the industry.

Consolidation in the industry could adversely affect our ability to compete in the U.S. cigarette market. For example, RJ Reynolds’ merger with Lorillard Tobacco Company in June 2015 could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse effect on our sales volume, operating income and cash flows. Further, as part of the merger, RJ Reynolds and Lorillard Tobacco Company divested four of their brands to ITG Brands LLC, owned by Imperial Brands Plc.
Liggett’s business is highly dependent on the discount cigarette segment.
All of Liggett’s unit volume is generated in the discount segment. The discount segment is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. While Philip Morris, RJ Reynolds, and Imperial compete with Liggett in the discount segment of the market, the strongest competition for market share has come from a group of smaller manufacturers and importers, most of which sell low quality, deep discount cigarettes. While Liggett’s share of the discount market was 12.0% in 2016 and 11.8% in both 2015 and 2014, Management Science Associates’ data indicate that the discount market share of these other smaller manufacturers and importers was approximately 25.6% in 2016, 24.8% in 2015, and 34.1% in 2014. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only current market segment could be negatively affected, which in turn could negatively affect the value of our common stock.
Liggett’s market share is susceptible to decline.

According to Management Science Associates' data, Liggett's overall domestic market share during 2016 and 2015 was 3.3% and 3.4% during 2014. Liggett's share of the discount segment was 12.0% in 2016 and 11.8% in both 2015 and 2014. Liggett's overall market share remained constant in 2016 after declining by 0.1% in 2015. If it were to decline substantially in the future,

Liggett's sales volume, operating income and cash flows would be materially adversely affected, which in turn could negatively affect the value of our common stock.
The domestic cigarette industry has experienced declining unit sales in recent periods.

Industry-wide shipments of cigarettes in the United States have been declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 2.4% in 2016 as compared to 2015, and by approximately 0.1% in 2015 as compared to 2014. We believe that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to high cigarette price levels in recent years. If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
Our tobacco operations are subject to substantial and increasing legislation, regulation and taxation, which has a negative effect on revenue and profitability.
Tobacco products are subject to substantial federal and state excise taxes in the United States. These taxes may continue to increase. On April 1, 2009, the federal excise tax increased from $0.39 to $1.01 per pack of cigarettes to fund expansion of the State Children’s Health Insurance Program, referred to as SCHIP. In addition, the April 2009 federal excise tax increase created certain tax differentials between certain types of tobacco products. This has caused a dramatic increase in the sale of mis-labeled pipe tobacco as a substitute for roll-your-own, which has directly impacted sales of cigarettes.
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
On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “Tobacco Control Act”) became law. The law grants FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from banning all cigarettes or all smokeless tobacco products. Among other measures, the law (under various deadlines):

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
Liggett and Vector Tobacco have received requests from FDA regarding certain of their substantial equivalence applications, including “Preliminary Finding” letters and other FDA correspondence requesting additional information that would support FDA’s determinations of substantial equivalence. Liggett and Vector Tobacco have timely responded to FDA’s requests.
In August and October 2016, FDA issued “not substantially equivalent” (“NSE”) orders for two of Liggett’s substantial equivalence applications. FDA ordered Liggett to stop all distribution, importation, sale, marketing, and promotion of CLASS A Menthol Silver 100’s Box on August 12 and CLASS A Menthol Silver 100’s Soft Pack on October 18. Sales of both cigarette styles were limited to the military. Liggett has complied with these NSE orders.

We cannot predict whether FDA will deem Liggett’s and Vector Tobacco’s remaining responses to “Preliminary Finding” letters for pending substantial equivalence applications to be sufficient to support determinations of substantial equivalence for the products covered by these substantial equivalence reports. It is possible that FDA could determine some, or all, of these products are “not substantially equivalent” to a preexisting tobacco product, as the agency has already done for two of Liggett’s applications and for multiple reports from other tobacco companies, including other applications for cigarettes. “Not substantially equivalent” orders for other cigarettes styles would require us to stop the sale of the applicable cigarettes and could have a material adverse effect on us.

Litigation will continue to harm the tobacco industry.
Liggett could be subjected to substantial liabilities and bonding requirements from litigation relating to cigarette products. Adverse judgments could have a negative impact on our ability to operate due to their impact on cash flows. We and our Liggett subsidiary, as well as the entire cigarette industry, continue to be challenged on numerous fronts, particularly with respect to the Engle progeny cases in Florida (described below). New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2016, in addition to approximately 125 Engle progeny cases, there were 35 individual product liability lawsuits, three purported class actions and one health care cost recovery action pending in the United States in which Liggett and/or us were named defendants. It is likely that similar legal actions, proceedings and claims will continue to be filed against Liggett. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pled in certain cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any tobacco-related litigation could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Liggett could face difficulties in obtaining a bond to stay execution of a judgment pending appeal.
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
Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, former class members had until January 2008 to file individual lawsuits. Cases were commenced on behalf of approximately 8,000 plaintiffs. Lawsuits by individuals requesting the benefit of the Engle ruling are referred to as the “Engle progeny cases.” Notwithstanding Liggett's October 2013 and December 2016 multi-plaintiff settlements, Liggett and Vector remain defendants in approximately 125 state court Engle progeny cases. As of December 31, 2016, there were six Engle progeny cases currently scheduled for trial in 2017. Through December 31, 2016, 15 adverse verdicts had been entered against Liggett in Engle progeny cases. Several of these were affirmed on appeal and were satisfied by Liggett. To date, Liggett has paid approximately $40 million to satisfy judgments in Engle progeny cases.
We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
Excise tax increases adversely affect cigarette sales.
Cigarettes are subject to substantial and increasing federal, state and local excise taxes. In February 2009, Federal legislation to reauthorize SCHIP, which includes funding provisions that increase the federal cigarette excise tax from $0.39 to $1.01 per pack, was enacted, effective April 1, 2009. Additional increases in the federal cigarette excise tax have been proposed by Congress. Various states and other jurisdictions are considering, or have pending, legislation proposing further state excise tax increases. For example, in April 2017 California will be significantly increasing its cigarette excise tax from $0.87 to $2.87 per pack. Management believes increases in excise and similar taxes have had, and will continue to have, an adverse effect on sales of cigarettes.
Liggett may have additional payment obligations under the MSA.
NPM Adjustment.  In March 2006, an economic consulting firm selected pursuant to the MSA determined that the MSA was a “significant factor contributing to” the loss of market share of Participating Manufacturers for 2003. This same determination has been made for additional years. This is known as the “NPM Adjustment.” As a result, the Participating Manufacturers may be entitled to potential NPM Adjustments to their MSA payments.

The Participating Manufacturers entered into a “term sheet” with 24 Settling States setting out terms for settlement of the NPM Adjustment for 2003 - 2012 and addressing the NPM Adjustment with respect to those states for future years. New York also settled the dispute.
For 2003 - 2015, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco paid subject to dispute, withheld payment or paid into a disputed payment account the amounts associated with these NPM Adjustments. For those states that did not enter into the “term sheet,” or otherwise settle, the arbitration for 2004 has commenced. It is possible that Liggett could owe additional monies to the non-settling states in connection with the NPM Adjustment dispute.
Liggett may have additional payment obligations under its individual state settlements.
In 2004, the Attorneys General of Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. No amounts have been accrued in our consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Mississippi and Texas. In January 2016, Mississippi filed a motion to enforce the March 1996 settlement agreement alleging that Liggett owes at least $27 million in compensatory damages (including interest), and $20 million in punitive damages plus attorneys' fees. There can be no assurance that Liggett will prevail in these matters and that Liggett will not be required to make additional payments, which could materially adversely affect our consolidated financial position, results of operations or cash flows and the value of our common stock.

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
New Valley is heavily dependent on the performance of the real estate market in the New York metropolitan area. New Valley’s business primarily depends on the performance of the real estate market in the New York metropolitan area. Our real estate brokerage businesses and our investments in real estate developments are largely located in the New York metropolitan area and to a lesser extent in South Florida and other markets. Further, as of December 31, 2016, we had investments in or were developing 14 projects in the New York metropolitan area. Douglas Elliman Real Estate’s residential brokerage business primarily depends on volumes of sales transactions and sales prices for residential property in the New York metropolitan area. If volumes of residential property sales transactions in the New York metropolitan area decrease, the aggregate sales commission earned by Douglas Elliman Real Estate on sales transactions is also likely to decline, as the residential real estate market experienced to some degree in 2016. Our business is and may continue to be heavily dependent on the continued growth of the property market in the New York metropolitan area, and any adverse developments in the supply and demand or in property prices in these areas would have an adverse effect on our financial condition and results of operations.
We cannot assure that property development and investment activities will continue at past levels or that we will be able to benefit from future growth in the property market in the New York metropolitan area, South Florida or the United States. Any adverse developments in national and local economic conditions as measured by such factors as GDP growth, employment levels, job growth, consumer confidence, interest rates and population growth in the New York metropolitan area and the United States, particularly in the regions where our investments and brokerages are located, may reduce demand and depress prices for our properties and services and would have an adverse effect on our business, financial condition and results of operations.
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
Risks associated with our real estate development business.
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
Guaranty risks; risks of joint ventures.  New Valley has a number of real estate-related investments in which other partners hold significant interests. New Valley must seek approval from these other parties for important actions regarding these joint ventures. Since the other parties’ interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm the ventures. If our partners face adverse financial conditions, it may impair their ability to fund capital calls or satisfy their share of any guarantees on project financing. In addition, we are typically obligated to execute guarantees or indemnify our partners for guarantees they may execute in connection with the acquisition or construction financing for our projects. The guarantees that we might be obligated to sign include guarantees for environmental liability at a project, “bad boy” acts committed by New Valley, as well as a “carry” guarantee and completion guarantee for a project. In the event of a default, if a lender were to exercise its rights under these guarantees, it could have a material adverse effect on our business and results of operations.
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

Risks associated with Douglas Elliman Realty.
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
Douglas Elliman Real Estate relies on traffic to its websites, including its flagship website, elliman.com, directed from search engines. If these websites fail to rank prominently in unpaid search results, traffic to these websites could decline and its business would be adversely affected. Douglas Elliman Real Estate’s success depends in part on its ability to attract users through unpaid Internet search results on search engines. The number of users it attract to its websites, including its flagship website elliman.com, from search engines is due in large part to how and where its websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to Douglas Elliman Real Estate’s websites may not be prominent enough to drive traffic to its websites, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing services or the services of one or more of its competitors. Its websites have experienced fluctuations in search result rankings in the past, and it anticipates fluctuations in the future. Any reduction in the number of users directed to its websites could adversely affect its real estate brokerage business and results of operations. Further, a failure of Douglas Elliman Real Estate’s websites or website-based technology, which are subject to factors beyond our control, could significantly disrupt its business and lead to reduced revenue and reputational damage as Douglas Elliman Real Estate may not be able to effectively scale and adapt its existing technology and network infrastructure to ensure its platforms is accessible.
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
The trading price of our common stock has ranged between $19.33 and $23.24 per share over the past 52 weeks. We expect that the market price of our common stock will continue to fluctuate including as a result of the issuance of 2,000,000 common shares in January 2017.
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
As of December 31, 2016, we had outstanding restricted shares and options granted to employees to purchase approximately 6,297,489 shares of our common stock, with a weighted-average exercise price of $9.59 per share, of which options 2,111,985 shares were exercisable as of December 31, 2016. We also have outstanding convertible notes and debentures maturing in January 2019 and April 2020, which are currently convertible into 26,139,248 shares of our common stock. The issuance of these shares will cause dilution which may adversely affect the market price of our common stock. The availability for sale of significant quantities of our common stock could adversely affect the prevailing market price of the stock.

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
Douglas Elliman leases 93 offices throughout New York, Connecticut, Florida, California and Colorado. Leases expire at various times between 2016 and 2032. As of December 31, 2016, the properties leased by Douglas Elliman are as follows:

Type	Number of Offices	Location	Owned or Leased	Approximate Total Square Footage

Offices	24	New York City, NY	Leased	221,000
Offices	37	Long Island, NY	Leased	123,000
Offices	19	South Florida	Leased	35,000
Offices	5	Westchester County, NY	Leased	14,000
Offices	1	California	Leased	12,000
Offices	7	Other	Leased	8,000

Liggett’s tobacco manufacturing facilities, and several of the distribution and storage facilities, are currently located in or near Mebane, North Carolina. Various of such facilities are owned and others are leased. Liggett's office, manufacturing complex and warehouse are pledged as collateral under its Revolving Credit Facility. As of December 31, 2016, the principal properties owned or leased by Liggett are as follows:

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
Reference is made to Note 15 to our consolidated financial statements, which contains a description of certain legal proceedings to which the Company, and its subsidiaries, including Liggett, are a party and other related matters. Reference is also made to Exhibit 99.1, Material Legal Proceedings, incorporated herein, for additional information regarding the pending tobacco-related legal proceedings to which we or Liggett are parties.

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
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR.” The following table sets forth, for the periods indicated, high and low sale prices for a share of our common stock on the NYSE, as reported by the NYSE, and quarterly cash dividends declared on shares of common stock:

Year	High	Low	Cash Dividends
2016:
Fourth Quarter	$22.95	$20.02	$0.40
Third Quarter	22.41	20.46	0.38
Second Quarter	21.89	19.33	0.38
First Quarter	22.66	20.23	0.38
2015:
Fourth Quarter	$24.38	$21.08	$0.38
Third Quarter	23.46	20.14	0.36
Second Quarter	21.47	19.60	0.36
First Quarter	21.13	18.70	0.36

At February 21, 2017, there were approximately 1,599 holders of record of our common stock.
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
Our 6.125% Senior Secured Notes due 2025 prohibit our payment of cash dividends or distributions on our common stock if, at the time of such payment, our Consolidated EBITDA (as defined) for the most recently completed four full fiscal quarters is less than $75 million. Our Consolidated EBITDA for the four quarters ended December 31, 2016 exceeded $75 million.
We paid 5% stock dividends on September 29, 2016 and September 29, 2015 to the holders of our common stock. All information presented in this report is adjusted for the stock dividends.

Performance Graph
The following graph compares the total annual return of our Common Stock, the S&P 500 Index, the S&P MidCap 400 Index and the NYSE Arca Tobacco Index, formerly known as the AMEX Tobacco Index, for the five years ended December 31, 2016. The graph assumes that $100 was invested on December 31, 2011 in the Common Stock and each of the indices, and that all cash dividends and distributions were reinvested.

	12/11	12/12	12/13	12/14	12/15	12/16
Vector Group Ltd.	100	97	123	181	226	246
S&P 500	100	116	154	175	177	198
S&P MidCap	100	118	157	173	169	204
NYSE Arca Tobacco	100	119	131	130	157	199

Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2016.

Issuer Purchases of Equity Securities
Our purchases of our common stock during the three months ended December 31, 2016 were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2016	—		$—		—	—
November 1 to November 30, 2016	100,016	(1)	20.84	(1)	—	—
December 1 to December 31, 2016	—		—		—	—
Total	100,016		$20.84		—	—

(1)	Delivery of shares to us in payment of tax withholding in connection with an employee's vesting in restricted stock. The shares were immediately canceled.

EXECUTIVE OFFICERS OF THE REGISTRANT
The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 1, 2017. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

Name	Age	Position	Year Individual Became an Executive Officer
Howard M. Lorber	68	President and Chief Executive Officer	2001
Richard J. Lampen	63	Executive Vice President	1996
J. Bryant Kirkland III	51	Senior Vice President, Chief Financial Officer and Treasurer	2006
Marc N. Bell	56	Senior Vice President, General Counsel and Secretary	1998
Ronald J. Bernstein	63	President and Chief Executive Officer of Liggett	2000

Howard M. Lorber has been our President and Chief Executive Officer since January 2006. He served as our President and Chief Operating Officer from January 2001 to December 2005 and has served as a director of ours since January 2001. From November 1994 to December 2005, Mr. Lorber served as President and Chief Operating Officer of New Valley, where he also served as a director. Mr. Lorber was Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; Chairman of the Board of Directors since 1987 and Chief Executive Officer from November 1993 to December 2006 of Nathan’s Famous, Inc., a chain of fast food restaurants; Chairman of the Board of Ladenburg Thalmann Financial Services from May 2001 to July 2006 and Vice Chairman since July 2006; a Director of Clipper Realty, Inc., a real estate investment trust, since July 2015. Mr. Lorber was a member of the Board of Directors of Morgans Hotel Group Co. from March 2015 until November 2016, and Chairman from May 2015 to November 2016. He is also a trustee of Long Island University.
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
J. Bryant Kirkland III has been our Chief Financial Officer and Treasurer since April 2006 and our Senior Vice President since May 2016. Mr. Kirkland served as a Vice President of ours from January 2001 to April 2016 and served as New Valley’s Vice President and Chief Financial Officer from January 1998 to December 2005. He has served since July 1992 in various financial capacities with us, Liggett and New Valley. Mr. Kirkland served as Vice President, Treasurer and Chief Financial Officer of CDSI Holdings Inc. (now known as SG Blocks Inc.) from January 1998 to November 2011 and as a director of SG Blocks Inc. (formerly known as CDSI Holdings Inc.) from November 1998 to September 2015. Mr. Kirkland has served as Chairman of the Board of Directors, President and Chief Executive Officer of Multi Soft II, Inc. and Multi Solutions II, Inc. since July 2012.
Marc N. Bell has been our General Counsel and Secretary since May 1994 and our Senior Vice President since May 2016 and the Senior Vice President and General Counsel of Vector Tobacco since April 2002. Mr. Bell served as a Vice President of ours from January 1998 to April 2016. From November 1994 to December 2005, Mr. Bell served as Associate General Counsel and Secretary of New Valley and from February 1998 to December 2005, as a Vice President of New Valley. Mr. Bell previously served as Liggett’s General Counsel and currently serves as an officer, director or manager for many of Vector’s or New Valley’s subsidiaries. Mr. Bell served as a member of the Board of Directors of SG Blocks Inc. from March 2014 to September 2015.
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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2016	2015	2014	2013		2012
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues (1)	$1,690,949	$1,657,197	$1,591,315	$1,079,921		$1,095,533
Operating income (3)	$232,997	$199,920	$212,438	$111,186		$154,083
Net income attributed to Vector Group Ltd.	$71,127	$59,198	$36,856	$37,300	(4)	$30,675
Per basic common share (2):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.56	$0.46	$0.32	$0.34		$0.29
Per diluted common share (2):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.55	$0.46	$0.32	$0.34		$0.29
Cash distributions declared per common share (2)	$1.54	$1.47	$1.40	$1.33		$1.27
Balance Sheet Data:
Current assets	$705,463	$583,739	$751,397	$484,388		$579,336
Total assets	$1,404,035	$1,280,615	$1,389,042	$1,089,965		$967,443
Current liabilities	$196,148	$216,292	$212,424	$359,376		$167,860
Notes payable, embedded derivatives, long-term debt and other obligations, less current portion	$1,245,275	$1,000,150	$995,001	$607,872		$739,589
Non-current employee benefits, deferred income taxes and other long-term liabilities	$215,884	$186,334	$202,297	$173,322		$149,064
Stockholders’ deficiency	$(253,272)	$(122,161)	$(20,680)	$(50,605)		$(89,070)
_____________________________

(1)	Revenues include federal excise taxes of $425,980, $439,647, $446,086, $456,703 and $508,027, respectively.

(2)	Per share computations include the impact of 5% stock dividends on September 29, 2016, September 29, 2015, September 26, 2014, September 27, 2013, and September 28, 2012.

(3)
Operating income includes $247 of expense from MSA Settlements for the year ended December 31, 2016, and $4,364, $1,419 and $11,823 of income from MSA Settlements for the years ended December 31, 2015, 2014, and 2013, respectively; and $20,000, $20,072, $2,475 and $88,106 of litigation judgment and settlement expense for the years ended December 31, 2016, 2015, 2014, and 2013, respectively; and $41 and $7,257 of restructuring charges for the years ended December 31, 2016 and 2015, respectively; and $1,607 of pension settlement expense for the year ended December 31, 2015.

(4)
Net income attributed to Vector Group Ltd. includes a gain of $36,140, net of taxes, to account for the difference between the carrying value and the fair value of the previously held 50% interest in Douglas Elliman.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Overview
We are a holding company and are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC and Vector Tobacco Inc. subsidiaries and

•
the real estate business through our New Valley LLC subsidiary, which is seeking to acquire or invest in additional real estate properties or projects. New Valley owns 70.59% of Douglas Elliman, which operates the largest residential brokerage company in the New York metropolitan area.

All of our tobacco operations’ unit sales in 2016, 2015 and 2014 were in the discount segment, which management believes has been the primary growth segment in the industry for more than a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
Our tobacco subsidiaries’ cigarettes are produced in 116 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	EAGLE 20’s — a brand positioned in the deep discount segment for long-term growth re-launched as a national brand in 2013,

•	PYRAMID — the industry’s first deep discount product with a brand identity re-launched in the second quarter of 2009,

•	GRAND PRIX — re-launched as a national brand in 2005,

•	LIGGETT SELECT — a discount category brand originally launched in 1999,

•	EVE — a 120-millimeter cigarette in the branded discount category, and

•	USA and various Partner Brands and private label brands.
In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID is now the largest seller in Liggett’s family of brands with 50.7% of Liggett’s unit volume in 2016, 54.4% in 2015 and 61.1% in 2014. In January 2013, Liggett repackaged and relaunched EAGLE 20’s to distributors and retailers on a national basis. EAGLE 20’s is marketed to compete with brands positioned in the deep discount segment. EAGLE 20’s represented 29.1% in 2016, 23.4% in 2015 and 13.4% in 2014 of Liggett’s unit volume. According to Management Science Associates, Liggett held a share of approximately 12.0% of the overall discount market segment for 2016 compared to 11.8% for each of 2015 and 2014.
Under the Master Settlement Agreement (“MSA”) reached in November 1998 with 46 states and various territories, cigarette manufacturers selling product in the U.S. must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds 1.65% of the U.S. cigarette market. Additionally, Vector Tobacco has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. market. Liggett’s and Vector Tobacco’s payments under the MSA are based on each company’s incremental market share above the minimum threshold applicable to such company. We believe that our tobacco subsidiaries have gained a sustainable cost advantage over their competitors as a result of the settlement.
The discount segment is a challenging marketplace, with consumers having less brand loyalty and placing greater emphasis on price. Liggett’s competition is now divided into two segments. The first segment consists of the three largest manufacturers of cigarettes in the United States: Philip Morris USA Inc., which is owned by Altria Group, Inc., RJ Reynolds Tobacco Company (which is now part of Reynolds American) (“RJ Reynolds”) and ITG Brands LLC, which is owned by Imperial Brands Plc. These three manufacturers, while primarily premium cigarette-based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell deep discount cigarettes.
Our subsidiary, Zoom, entered the United States e-cigarette market in limited retail distribution outlets in January 2014. Zoom’s operations are included in our “E-Cigarettes” reporting segment. We have seen significant changes in the e-cigarette market over the past two years with apparent declines in the sales of disposable and rechargeable e-cigarettes while open-system vapor products that feature refillable tanks and use low-cost flavored liquids have demonstrated mixed results. Additionally, we believe uncertainties exist related to the impact of recent regulation of e-cigarettes, the emergence of new technologies and ongoing consumer category acceptance. Given this backdrop, our primary focus on e-cigarettes is to stay prepared to pursue opportunities if they occur.

Recent Developments

Issuance of Senior Secured Notes due 2025. In January 2017, we issued $850,000 of our 6.125% senior secured notes due 2025 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933 (the “Securities Act”).
The 6.125% Senior Secured Notes pay interest on a semi-annual basis at a rate of 6.125% per year and mature on February 1, 2025. We may redeem some or all of the 6.125% Senior Secured Notes at any time at a make-whole redemption price. On or after February 1, 2020, we may redeem some or all of the 6.125% Senior Secured Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date.
The aggregate net proceeds from the issuance of the 6.125% senior secured notes were approximately $831,100 after deducting offering expenses. We used the net proceeds of the issuance, together with the proceeds from the sale of 2,000,000 common shares, to redeem all of our outstanding 7.75% senior secured notes due 2021 and to satisfy and discharge the indenture governing the existing notes.

Issuance of 2,000,000 common shares. On January 27, 2017, we sold 2,000,000 shares of our common stock for approximately $43.2 million.

Redemption of Senior Secured Notes due 2021. On February 26, 2017, we retired $835,000 of our 7.75% senior secured notes at a premium of 103.875%, plus accrued and unpaid interest. We will incur a loss on the extinguishment of the debt of $34,110 for the three months ended March 31, 2017, which is comprised of $32,356 of redemption premium and tender offer costs as well as net non-cash interest expense of $1,754.
New Valley Real Estate Ventures:
Wynn Las Vegas Retail. In December 2016, New Valley invested $10,000 for an approximate 2.1% in Wynn/CA JV, LLC. The purpose of the joint venture is to own and operate retail space in the Wynn Resort in Las Vegas, Nevada. The investment is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Wynn Las Vegas Retail was $10,000 at December 31, 2016.

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
Revenue Recognition.  Revenues from sales of cigarettes and e-cigarettes are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is fixed or determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. In accordance with authoritative guidance on how taxes collected from customers and remitted to governmental authorities should be presented in the income statement (that is, gross versus net presentation), we include federal excise taxes on cigarettes in revenues and cost of goods sold. Such revenues and cost of sales totaled $425,980, $439,647, and $446,086 for the years ended December 31, 2016, 2015 and 2014, respectively. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, regulation, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
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
Settlement Agreements.  As discussed in Note 15 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the MSA. Liggett and Vector Tobacco have no payment obligations under the MSA except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the MSA, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the MSA is recorded in cost of goods sold as the products are shipped. Settlement expenses under the MSA recorded in the accompanying consolidated statements of operations were $110,486 for 2016, $113,919 for 2015 and $116,650 for 2014. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
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
As of December 31, 2016 and 2015, the fair value of derivative liabilities was estimated at $112,332 and $144,042, respectively. The decrease is due to the gains on the changes in fair value of convertible debt and the conversion of the Vector 6.75% Variable Interest Senior Convertible Note due 2015 (as amended).
Changes to the fair value of these embedded derivatives are reflected on our consolidated statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. We recognized gains of $31,710, $24,455 and $19,409 in 2016, 2015 and 2014, respectively, due to changes in the fair value of the embedded derivatives.
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
We recognized non-cash interest expense of $25,732, $18,529 and $32,071 in 2016, 2015 and 2014, respectively, due to the amortization of the debt discount attributable to the embedded derivatives and $12,796, $8,681 and $19,401 in 2016, 2015 and 2014, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.
Stock-Based Compensation.  Our stock-based compensation uses a fair-value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. We recognized stock-based compensation expense of $2,203, $1,675 and $1,573 in 2016, 2015 and 2014, respectively, related to the amortization of stock option awards and $7,832, $3,945 and $1,678, respectively, related to the amortization of restricted stock grants. As of December 31, 2016 and 2015, there was $3,680 and $3,775, respectively, of total unrecognized cost related to employee stock options and $37,853 and $44,632, respectively, of total unrecognized cost related to restricted stock grants. See Note 14 to our consolidated financial statements.
Employee Benefit Plans.  The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of December 31, 2016, our benefit obligations were computed assuming a discount rate between 3.60% - 4.40%. As of December 31, 2016, our service cost was computed assuming a discount rate of 3.75% - 4.75%. In determining our expected rate of return on plan assets, we consider input from our external advisors and historical returns based on the expected long-term rate of return which is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 5.2%, 6.0% and 6.6% for the years ended December 31, 2016, 2015 and 2014, respectively, and our actual five-year annual rate of return on our pension plan assets was 7.6%, 6.3% and 9.8% for the years ended December 31, 2016, 2015 and 2014, respectively. In computing expense for the year ended December 31, 2017, we will use an assumption of a 6.0% annual rate of return on our pension plan assets. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.
Net pension expense for defined benefit pension plans and other postretirement expense was $2,060 and $6,556 for 2016 and 2015, respectively, while net pension benefit for defined benefit pension plans and other postretirement expense was $345 a for 2014 and we currently anticipate benefit expense will be approximately $3,307 for 2017. In contrast, our funding obligations under the pension plans are governed by the Employee Retirement Income Security Act (“ERISA”). To comply with ERISA’ s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the tax qualified pension plans for the pension plan year beginning on January 1, 2017 and ending on December 31, 2017.
Long-Term Investments and Impairments.  At December 31, 2016, we had long-term investments of $53,197, of which $35,476 were accounted for at cost and $17,721 were accounted for under the equity method. Our investments accounted for at cost consisted primarily of investment partnerships investing in investment securities and real estate. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of the investment partnerships is provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. Our investments accounted for under the equity method included interests in a partnership and various companies in which we have the ability to exercise significant influence over their operating and financial policies. The estimated fair value of the investments is either provided by the partnership based on the indicated market values of the underlying assets or is calculated internally based on the number of shares owned and the equity in earnings and interest income we recognize on the investment. Gains are recognized when realized in our consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. On a quarterly basis, we evaluate our investments to determine if there are indicators of impairment. If so, we also make a determination of whether there is an impairment and if it is considered temporary or other than temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven. However, among the matters that are considered in making such a determination are the period of time the investment has remained below its cost or carrying value, the severity of the decline, the likelihood of recovery given the reason for the decrease in market value and our original expected holding period of the investment.
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
The Company follows ASC 350, Intangibles -- Goodwill and Other, included in ASU 2011-08, Testing Goodwill for Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The Company performed the qualitative assessment for the year ended December 31, 2016 and determined that performing the first step of the two-step impairment test was unnecessary.
The fair value of the intangible asset associated with the Douglas Elliman trademark is calculated using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. The Company performed the qualitative assessment for the year ended December 31, 2016 and no impairment was noted.
The fair value of the intangible asset associated with the benefit under the MSA is calculated using discounted cash flows. This approach involves two steps: (i) estimating future cash savings due to the payment exemption under the MSA and (ii) discounting the resulting cash flow savings to determine fair value. This fair value is then compared with the carrying value of the intangible asset associated with the benefit under the MSA. To the extent that the carrying amount exceeds the implied fair value of the intangible asset, an impairment loss is recognized. The Company performed its impairment test as of December 31, 2016 and no impairment was noted.
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

Results of Operations
The following discussion provides an assessment of our results of operations and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of VGR Holding, Liggett, Vector Tobacco, Liggett Vector Brands, New Valley, which owns a 70.59% interest in Douglas Elliman Realty, LLC, and other less significant subsidiaries.
Our business segments were Tobacco, E-Cigarettes and Real Estate for the three years ended December 31, 2016, 2015 and 2014. The Tobacco segment consists of the manufacture and sale of cigarettes. The E-Cigarettes segment includes the operations of Zoom. The Real Estate segment includes our investment in New Valley LLC, which includes Douglas Elliman, Escena, our previous investment in Indian Creek, Sagaponack and investments in real estate ventures.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies and can be found in Note 1 to our consolidated financial statements.

	Year Ended December 31,
	2016		2015		2014
	(Dollars in thousands)
Revenues:
Tobacco	$1,011,620		$1,017,761		$1,021,259
E-Cigarettes	(776)		(1,970)		8,589
Real Estate	680,105		641,406		561,467
Total revenues	$1,690,949		$1,657,197		$1,591,315

Operating income (loss):
Tobacco	$238,293	(1)	$209,393	(2)	$199,119	(3)
E-Cigarettes	(1,403)		(13,037)		(13,124)
Real Estate	23,001		24,087		42,354
Corporate and Other	(26,894)		(20,523)		(15,911)
Total operating income	$232,997		$199,920		$212,438
_____________________________

(1)	Operating income includes $247 of expense from MSA Settlement, $20,000 of litigation settlement and judgment expense, and $41 of restructuring expense.

(2)	Operating income includes $4,364 of income from MSA Settlement, $20,072 of litigation judgment expense, $7,257 of restructuring expense, and $1,607 of pension settlement expense.

(3)	Operating income includes $1,419 of income from NPM Settlement and $2,475 of litigation settlement charges and judgment expense.
2016 Compared to 2015

Revenues. Total revenues were $1,690,949 for the year ended December 31, 2016 compared to $1,657,197 for the year ended December 31, 2015. The $33,752 (2.0%) increase in revenues was due to a $38,699 increase in Real Estate revenues, primarily related to increases in Douglas Elliman's commissions, and a $1,194 decline in E-Cigarettes negative revenues, associated with an adjustment to the allowance for customer sales returns, offset by a $6,141 decline in Tobacco revenues.
Cost of sales. Total cost of sales were $1,097,344 for the year ended December 31, 2016 compared to $1,109,727 for the year ended December 31, 2015. The $12,383 (1.1%) decline in cost of sales was due to a $25,469 decline in Tobacco cost of sales due to lower sales volume and lower per unit manufacturing and MSA expense and a $1,456 decline in E-Cigarettes cost of sales due to lower sales volume offset by a $14,542 increase in Real Estate cost of sales, primarily related to an increase in Douglas Elliman's commissions expense.
Expenses. Operating, selling, general and administrative expenses were $340,567 for the year ended December 31, 2016 compared to $320,221 for the year ended December 31, 2015. The $20,346 (6.4%) increase in operating, selling and administrative expenses is due to a $25,243 increase in Real Estate operating, selling and administrative expenses primarily related to the Douglas Elliman brokerage expenses and a $6,371 increase in Corporate and Other expenses primarily due to an increase in stock-based compensation expense, senior executive pension expense, and increased professional fees. This was offset by a $2,284 decline in Tobacco expenses and a $8,984 decline in E-Cigarette expenses.
Operating income. Operating income was $232,997 for the year ended December 31, 2016 compared to $199,920 for the same period last year, an increase of $33,077 (16.5%). Tobacco operating income increased by $28,900, Real Estate operating income declined by $1,086, primarily related to Douglas Elliman, and E-cigarettes operating loss declined by $11,634. This was offset by an increase of $6,371 in Corporate and Other expenses.
Other expenses. Other expenses were $106,568 and $92,215 for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, other expenses primarily consisted of interest expense of $142,982, impairment of investment securities available for sale of $5,381 and equity in losses from investments of $2,754. This was offset by income of $31,710 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $5,200, other income of $4,732 and gain on sale of investment securities available for sale of $2,907. For the year ended December 31, 2015, other expenses primarily consisted of equity in losses from long-term investments of $2,681, impairment of investment securities available for sale of $12,846 and interest expense of $120,691. This was offset by income of $24,455 from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $11,138, equity in earnings from real estate ventures of $2,001 and interest and other income of $6,409.
The value of the embedded derivatives is contingent on changes in implied interest rates of the convertible debt, our stock price, stock volatility as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 2020 Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility. We recognized benefits from reductions in the value of embedded derivatives of $31,710 and $24,455 for the years ended December 31, 2016 and 2015, respectively.
Income before provision for income taxes. Income before income taxes was $126,429 and $107,705 for the years ended December 31, 2016, and 2015, respectively. The increase is attributable to the items discussed above.
Income tax expense. Income tax expense was $49,163 for the year ended December 31, 2016 compared to $41,233 for the year ended December 31, 2015. Our income tax rates for the years ended December 31, 2016 and 2015 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses as well as state income taxes, interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction.
Tobacco.
All of our Tobacco sales were in the discount category in 2016 and 2015. For the year ended December 31, 2016, Tobacco revenues were $1,011,620 compared to $1,017,761 for the year ended December 31, 2015. Revenues for 2016 declined by $6,141 (0.6%) due to a 2.6% decline in sales volume of $38,973 (227.1 million units), offset by a favorable price variance of $32,832.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.70 per carton in May 2015, November 2015 and May 2016, and by $0.80 per carton in November 2016. Liggett increased the list price of EAGLE 20's by $1.00 per carton in December 2015 and December 2016.
Tobacco cost of sales. The major components of our Tobacco cost of sales are as follows:

	Year Ended December 31,
	2016		2015

Manufacturing overhead, raw materials and labor	$116,713		$124,814
Federal Excise Taxes	425,980		439,647
Tobacco quota buyout expense	—		664	(1)
FDA expense	19,252		18,856
MSA expense, net of market share exemption	110,486	(2)	113,919	(3)
Total cost of sales	$672,431		$697,900

(1) The quarterly assessments due under the Fair and Equitable Tobacco Reform Act (shown as “Tobacco quota buyout expense” above) expired at the end of 2014. The $664 for the year ended December 31, 2015 represents a final assessment for the fourth quarter of 2014 that was received in 2015.
(2) Includes $247 increase in expense from MSA Settlement.

(3)	Includes $4,364 reduction in expense from MSA Settlement.
Tobacco gross profit was $339,189 for the year ended December 31, 2016 compared to $319,861 for the year ended December 31, 2015. The $19,328 (6.0%) increase was due to higher margins generated from price increases in 2016, primarily on the PYRAMID brand, and lower manufacturing and MSA unit costs. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 57.9% in the 2016 period and 55.3% in the 2015 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $80,855 for the year ended December 31, 2016 compared to $83,139 for the year ended December 31, 2015. The $2,284 decline in expenses primarily related to savings from the October 2015 restructuring. In addition, tobacco operating expenses decreased in 2016 due to the absence of

$7,216 of restructuring expense. Tobacco product liability legal expenses, including settlements and judgments, were $26,611 and $26,987 for the years ended December 31, 2016 and 2015.
Tobacco operating income. Tobacco operating income was $238,293 for the year ended December 31, 2016 compared to $209,393 for the year ended December 31, 2015. The Tobacco operating income increase of $28,900 was primarily due to the higher margins and lower operating expenses discussed above.
E-Cigarettes.
E-Cigarettes revenues. E-Cigarettes revenues were negative $776 for the year ended December 31, 2016 compared to negative revenues of $1,970 for the year ended December 31, 2015. These negative revenues were associated with an adjustment to the allowance for customer sales returns.
E-Cigarettes cost of sales. Cost of sales associated with our E-Cigarettes segment were $84 for the year ended December 31, 2016 compared to $1,540 for the year ended December 31, 2015. Cost of sales declined by $1,456 due to lower sales volumes.
E-Cigarettes expenses. E-Cigarettes operating, selling, general and administrative expenses were $543 and $9,527 for the years ended December 31, 2016 and 2015, respectively. The decline was due to lower advertising and marketing expenses. Operating losses from E-Cigarettes were $1,403 and $13,037 for the years ended December 31, 2016 and 2015, respectively.
Real Estate.
Real Estate revenues. Real Estate revenues were $680,105 and $641,406 for the years ended December 31, 2016 and 2015, respectively. Real Estate revenues increased by $38,699 (6.0%), primarily related to an increase of $39,114 in Douglas Elliman's Commission and other brokerage income which was primarily due to increased closings in its development marketing division.
Real Estate revenues and cost of sales were as follows:

	Year Ended December 31,
	2016	2015
Real Estate Revenues:
Commission and other brokerage income	$641,051	$601,937
Property management income	29,883	28,522
Title fees	4,324	4,616
Real estate held for sale	—	1,166
Sales on facilities primarily from Escena	4,844	5,165
Other	3	—
Total Real Estate revenues	$680,105	$641,406

Real Estate Cost of Sales:
Commission and other brokerage expense	$420,317	$405,678
Cost of sales on facilities primarily from Escena	3,833	3,866
Title fees	679	743
Total Real Estate cost of sales	$424,829	$410,287
Brokerage cost of sales. Douglas Elliman commission cost of sales increased by $14,639 due to increased sales volume.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $232,275 and $207,032 were for the years ended December 31, 2016 and 2015, respectively. The increase of $25,243 was primarily due to increased expenses at Douglas Elliman from Douglas Elliman's development marketing division and continued expansion into new markets as well as incremental professional fees in 2016 associated with the costs of being a subsidiary of a public company.
Real Estate operating income. The Real Estate segment had operating income of $23,001 and $24,087 for the years ended December 31, 2016 and 2015, respectively. The decline in operating income of $1,086 was primarily related to an increase in Douglas Elliman operating, selling, general and administrative expenses offset by higher gross profit at Douglas Elliman.

Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $26,894 for the year ended December 31, 2016 compared to $20,523 for the same period in 2015. The increase of $6,371 was primarily due to increased stock-based compensation expense, executive pension expense and increased professional fees for the year ended December 31, 2016.
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
Cost of sales. Total cost of sales was $1,109,727 for the year ended December 31, 2015 compared to $1,097,060 for the year ended December 31, 2014. The $12,667 (1.2% ) increase in cost of sales was due to an increase in Real Estate cost of sales of $56,259, primarily related to an increase in Douglas Elliman's commissions expense, offset by a decline of $37,825 in Tobacco cost of sales due to lower sales volume and the elimination of the Tobacco Quota Buyout and a decline of $5,767 of E-Cigarettes cost of sales due to lower sales volume.
Expenses. Operating, selling, general and administrative expenses were $320,221 for the year ended December 31, 2015 compared to $279,342 for the year ended December 31, 2014. This was an increase of $40,879 (14.6%) of which $41,947 was related to the operating, selling and administrative expenses of Real Estate, primarily related to the Douglas Elliman brokerage expenses and $4,612 of Corporate and Other expenses. This was offset by a decline of $4,880 in E-Cigarettes expenses and $801 in Tobacco expenses.
Operating income. Operating income was $199,920 for the year ended December 31, 2015 compared to $212,438 for the same period last year, a decline of $12,518 (5.9%). Real Estate operating income declined by $18,267 and Corporate and Other expenses increased by $4,612. This was offset by an increase in Tobacco operating income of $10,274 and a decline in operating losses related to E-Cigarettes $87.
Other expenses. Other expenses were $92,215 and $130,159 for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, other expenses primarily consisted of equity in losses from long-term investments of $2,681, impairment of investment securities available for sale of $12,846 and interest expense of $120,691. The decline in interest expense in 2015 was primarily attributable to lower average debt balances and the capitalization of interest expense allocated to our equity method investments in entities developing real estate projects. This was offset by income of $24,455 from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $11,138, equity in earnings from real estate ventures of $2,001 and interest and other income of $6,409. For the year ended December 31, 2014, other expenses consisted primarily of interest expense of $160,991, accelerated interest expense of $5,205 related to the debt conversions of the 6.75% Variable Interest Senior Convertible Note and loss on sale of investment securities available for sale of $11. The increase in interest expense in 2014 was primarily attributable to higher average debt balances. This was offset by a benefit of $19,409 from changes in fair value of derivatives embedded within convertible debt, equity earnings in income from real estate ventures of $4,103, equity income on long-term investments of $3,140 and interest and other income of $9,396.
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
Income before income taxes. Income before income taxes was $107,705 and $82,279 for the years ended December 31, 2015 and 2014, respectively. The increase is attributable to the items discussed above.
Income tax expense. The income tax expense was $41,233 for the year ended December 31, 2015 compared to $33,165 for the year ended December 31, 2014. Our income tax rates for the years ended December 31, 2015 and 2014 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction.

Tobacco.
All of our Tobacco sales were in the discount category in 2015 and 2014. For the year ended December 31, 2015, Tobacco revenues were $1,017,761 compared to $1,021,259 for the year ended December 31, 2014. Revenues for 2015 declined by 0.3% ($3,498) due to a decline in sales volume of $36,981 (approximately 172.3 million units) offset by a favorable price variance of $33,483 related to the price increases in 2015.
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
Tobacco cost of sales. Our Tobacco cost of sales declined from $735,725 for the year ended December 31, 2014 to $697,900 for the year ended December 31, 2015. The major components of our Tobacco cost of sales are as follows:

	Year Ended December 31,
	2015	2014

Manufacturing overhead, raw materials and labor	$124,814	$128,157
Federal Excise Taxes, net	439,647	446,086
Tobacco quota buyout expense (1)	664	27,122
FDA expense	18,856	17,710
MSA expense, net of market share exemption (2)	113,919	116,650
Total cost of sales	$697,900	$735,725

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

Tobacco gross profit was $319,861 for the year ended December 31, 2015 compared to $285,534 for the year ended December 31, 2014. The $34,327 (12.0%) increase was due to higher margins that were generated from the absence of the tobacco quota buyout in 2015, price increases in 2015, primarily on the PYRAMID brand, and lower MSA expense due to increased income in 2015 from the MSA Settlement. This was offset by increased FDA expense of $1,146. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 55.3% in the 2015 period and 49.6% in the 2014 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $83,139 for the year ended December 31, 2015 compared to $83,940 for the year ended December 31, 2014. The $801 decline in expenses primarily related to reduced legal expenses and savings related to the October 2015 restructuring. In addition, tobacco operating, selling, general and administrative expenses increased during 2015 due to litigation, settlement and judgments expense of $20,072 and $7,257 for restructuring expenses. Tobacco product liability legal expenses, including settlements and judgments, were $26,987 for the year ended December 31, 2015 compared to $9,944 for the year ended December 31, 2014.
Tobacco operating income. Tobacco operating income was $209,393 for the year ended December 31, 2015 compared to $199,119 for the year ended December 31, 2014. The Tobacco operating income increase of $10,274 was primarily due to the higher gross margins of $34,327 discussed above. This was partially offset by an increase in litigation, settlement and judgments of $17,597 and $7,257 of restructuring expenses for the year ended December 31, 2015.

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

E-Cigarettes expenses. E-Cigarettes operating, selling, general and administrative expenses were $9,527 and $14,406 for the years ended December 31, 2015 and 2014, respectively. The decline was due to lower advertising and marketing expenses. Operating losses from E-Cigarettes were $13,037 and $13,124 for the years ended December 31, 2015 and 2014, respectively.

Real Estate.
Real Estate revenues. Real Estate revenues were $641,406 and $561,467 for the years ended ended December 31, 2015 and 2014, respectively. Real Estate revenues increased by $79,939 (14.2%), primarily related to an increase of $92,601 in Douglas Elliman's Commission and other brokerage income, offset primarily by the absence of the $13,234 revenue from the sale of Indian Creek in 2014.
Real Estate revenues and cost of sales were as follows:

	Year Ended December 31,
	2015	2014
Real Estate Revenues:
Commission and other brokerage income	$601,937	$509,336
Property management income	28,522	28,974
Title fees	4,616	3,152
Real estate held for sale	1,166	14,400
Sales on facilities primarily from Escena	5,165	5,166
Other	—	439
Total Real Estate revenues	$641,406	$561,467

Real Estate Cost of Sales:
Commission and other brokerage expense	$405,678	$339,543
Real estate held for sale	—	9,987
Cost of sales on facilities primarily from Escena	3,866	4,050
Title fees	743	448
Total Real Estate cost of sales	$410,287	$354,028
Real estate held for sale revenues and cost of sales for the years ended December 31, 2015 and 2014 related to the sale of our residential real estate project located on Indian Creek, Florida.
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

Summary of Real Estate Investments
We own, and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our current real estate investments primarily include the following projects as of December 31, 2016:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned	Net Cash Invested	Cumulative Earnings (Losses)	Carrying Value as of 12/31/2016	Future Capital Commit- ments from New Valley (1)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$12,848	$—	$12,848	$—	TBD		N/A		TBD		N/A	N/A
Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	$2,644	$8,148	$10,792	$—	450	Acres			667 450	R Lots H	N/A	N/A
Investments in Real Estate, net				15,492	8,148	23,640	—

10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$(15,911)	$15,911	$—	—	260,000	SF	20,000	SF	124	R	August 2012	April 2017
The Marquand (11 East 68th Street)	Upper East Side, Manhattan, NY	December 2011	18.0%	3,396	2,883	6,279	—	90,000	SF	—		29	R	June 2012	Completed
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	13,513	1,934	15,447	—	97,000	SF	—		27	R	May 2014	June 2017
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.9%	17,381	3,225	20,606	—	252,000	SF	80,000	SF	452	H	September 2013	January 2018
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	25,719	(654)	25,065	—	330,000	SF	1,700	SF	157	R	September 2014	September 2018
160 Leroy Street (2)	West Greenwich Village, Manhattan, NY	March 2013	3.1%	2,293	1,909	4,202	—	130,000	SF	—		57	R	Fall 2015	March 2018
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	18.4%	5,297	675	5,972	—	246,000	SF	—		11 367	R H	June 2014	June 2017
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	980	208	1,188		65,000	SF	—		86	R	September 2014	July 2017
Queens Plaza (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	14,711	2,902	17,613	—	260,000	SF	25,000	SF	391	R	March 2014	April 2017
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	11,035	875	11,910	—	160,000	SF	TBD		70	R	October 2015	December 2018
125 Greenwich Street (2)	Financial District, Manhattan, NY	August 2014	13.3%	7,992	2,191	10,183	—	306,000	SF	16,000	SF	273	R	March 2015	February 2020
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	19,308	1,707	21,015	—	210,000	SF	—		20 190	R H	May 2015	July 2018
76 Eleventh Avenue	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	2,906	19,906	—	620,000	SF	48,000	SF	250	H	September 2016	March 2019
Monad Terrace	Miami Beach, FL	May 2015	24.3%	7,635	390	8,025	—	160,000	SF	—		59	R	May 2016	February 2019
Takanasee	Long Branch, NJ	December 2015	22.8%	$4,544	$765	$5,309	$—	63,000		—		13	R	June 2017	TBD
Condominium and Mixed Use Development				$134,893	$37,827	$172,720	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	$1,168	$(1,168)	$—	—	N/A		N/A		5,517	R	N/A	N/A
ST Portfolio	Houston, TX	November 2013	16.3%	5,857	2,430	8,287	—	640,576	SF	20,065	SF	488	R	N/A	N/A
Apartment Buildings				$7,025	$1,262	$8,287	$—

Park Lane Hotel	Central Park South, Manhattan, NY	November 2013	5.2%	$27,778	$(5,883)	$21,895	—	445,600	SF	—		628	H	N/A	N/A
Hotel Taiwana	St. Barthelemy, French West Indies	October 2011	—%	(179)	179	—	—	N/A		N/A		N/A		N/A	N/A
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(3,011)	3,037	—	52	Acres	—		101	H	N/A	N/A
Hotels				$33,647	$(8,715)	$24,932	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$4,936	$(1,646)	$3,290	$—	—	—	219,382	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	2.1%	$10,000	$—	$10,000	$—	—	—	90,000	SF	—	—	N/A	N/A
Commercial				$14,936	$(1,646)	$13,290	$—

Investment in real estate ventures				190,501	28,728	219,229

Total Carrying Value				205,993	36,876	242,869

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

(2) Carrying value as of December 31, 2016, includes non-controlling interest of $1,986 and $1,859, respectively.
N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots

Other investments in real estate ventures relate to an investment in an insurance company by Douglas Elliman with a carrying value of $2,029 as of December 31, 2016. New Valley has capitalized $21,362 of net interest expense since inception into the carrying value of its ventures whose projects were under development as of December 31, 2016. This amount is included in the "Cumulative Earnings (Losses)" column in the table above.

Liquidity and Capital Resources
Net cash and cash equivalents increased by $153,162 and $91,899 in 2016 and 2014, respectively, and decreased by $85,997 in 2015.
Net cash provided from operations was $97,636, $144,479 and $107,376 in 2016, 2015 and 2014, respectively. The change in the 2016 period, when compared to the 2015 period, was primarily related to higher payments of tobacco litigation settlements and judgments and interest in 2016, as well as increases in the payments of prior year promotional and excise tax liabilities in the tobacco segment in 2016. These were offset by an increase of operating income. The change in the 2015 period, when compared to the 2014 period, was primarily due to the absence of a one-time payment in 2014 related to the Engle progeny settlement as well as lower cash interest payments in 2015. The increase in cash provided from operations for the year ended December 31, 2015 was offset by higher income tax payments in 2015. In October 2013, we entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Liggett agreed to pay a total of approximately $110,000 under this settlement, which consisted of a $61,600 lump sum payment in 2014 and agreed to pay the balance in installments over 14 years, beginning in February 2015.
Cash used in investing activities was $542, $22,363 and $221,434 in 2016, 2015 and 2014, respectively. Our investment philosophy is to maximize return on investments using a reasonable expectation for return. For example, we expect our investment returns to exceed the comparable return on cash or short-term U.S. Treasury Bills when investing in equity and debt securities and more than our weighted-average cost of capital when investing in non-consolidated real estate businesses and capital expenditures. Our investing activities decreased in 2016 compared to 2015. In 2016, cash used in investing activities was for the purchase of investment securities of $117,211, investments in real estate ventures of $44,107, capital expenditures of $26,691, purchase of long-term investments of $50, the purchase of subsidiaries of $250, investments in real estate held for sale of $245 and an increase in cash surrender value of corporate-owned life insurance policies of $484. This was offset by the proceeds from the sale of investment securities of $116,070, the repayment of notes receivable of $4,410, distributions from investments in real estate ventures of $33,204, proceeds from the sale or liquidation of long-term investments of $4,552, the pay down of investment securities of $9,212, the maturities of investment securities of $10,822, a decrease in non-current restricted assets of $10,181 and the proceeds from the sale of fixed assets of $45. In 2015, cash used in investing activities was for the purchase of investment securities of $214,146, investments in real estate ventures of $70,272, capital expenditures of $10,977, purchase of long-term investments of $10,000, issuance of notes receivable of $4,410, an increase in non-current restricted assets of $6,889, investments in real estate held for sale of $12,603 and an increase in cash surrender value of corporate-owned life insurance policies of $1,742. This was offset by the proceeds from the sale of investment securities of $270,576, the repayment of notes receivable of $4,000, distributions from investments in real estate ventures of $17,563, proceeds from the sale or liquidation of long-term investments of $1,303, the pay down of investment securities of $8,739, the maturities of investment securities of $5,491, proceeds from sale of preferred securities of $1,000 and the proceeds from the sale of fixed assets of $4. In 2014, cash used in investing activities was for the purchase of investment securities of $305,731, investment in real estate ventures of $40,916, capital expenditures of $23,404, purchase of long-term investments of $12,000, issuance of notes receivable of $8,250, purchase of preferred securities of $1,000, an increase in non-current restricted assets of $872, the purchase of subsidiaries of $750 and increase in cash surrender value of corporate-owned life insurance policies of $484. This was offset by the sale of investment securities of $154,615, the maturities of investment securities of $930, the repayment of notes receivable of $4,850, distributions from investments in real estate ventures of $7,309, proceeds from the sale or liquidation of long-term investments of $2,416, the pay down of investment securities of $1,849 and the proceeds from the sale of fixed assets of $4.
Cash provided by financing activities was $56,068 and $205,957 in 2016 and 2014, respectively. Cash used in financing activities was $208,113 in 2015. In 2016, cash provided by financing activities was from proceeds of debt issuance of $243,620, net borrowings of debt under the revolver of $33,680, contributions from non-controlling interest of $248, proceeds from the exercise of Vector options of $398 and tax benefit of options exercised of $579. This was offset by cash used for dividends and distributions on common stock of $198,947, repayments of debt of $5,365, payment of deferred financing costs of $6,600 and distributions to non-controlling interest of $11,545. In 2015, cash used for financing activities was for the dividends and distributions on common stock of $188,151, repayment of debt of $6,684, net repayments of debt under the revolver of $14,554, payment of deferred financing costs of $624 and distributions to non-controlling interest of $3,280. This was offset by proceeds of debt issuance of $2,105, contributions from non-controlling interest of $813, proceeds from the exercise of Vector options of $1,441 and tax benefit of options exercised of $821. In 2014, we took advantage of historically low interest rates and lowered our weighted average cost of capital by issuing debt at lower interest rates than our historical borrowing levels. In 2014, cash provided by financing activities was from proceeds of debt issuance of $413,914, proceeds from the exercise of Vector options of $5,151 and tax benefit of options exercised of $1,178. This was offset by cash used for dividends and distributions on common stock of $167,328, repayments of debt of $12,601, net repayments of debt under the revolver of $12,658, payment of deferred financing costs of $12,360 and distributions to non-controlling interest of $9,339.

Tobacco Litigation. To date, 15 verdicts have been entered in Engle progeny cases against Liggett in the amount of $47,173, plus attorneys’ fees and interest. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. It is possible that additional cases could be decided unfavorably.
On October 23, 2013, we entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with approximately $61,600 paid in a lump sum and the balance to be paid in installments over 14 years. In 2013, we recorded a charge of $86,213 in connection with the settlement. Our future payments will be approximately $3,400 per annum through 2028, with a cost of living increase beginning in 2021.
On December 7, 2016, we entered into an agreement with 124 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay $17,650, $14,000 of which was paid on December 7, 2016 with the balance of $3,650 to be paid in equal quarterly payments starting in January 2018, with 5% interest. Due to the settlement, in the fourth quarter of 2016, we recorded a charge of $17,650.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements, approximately 125 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on our consolidated financial position, results of operations and cash flows.
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
Vector.
6.75% Variable Interest Senior Convertible Note due 2014. On March 14, 2014, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted $25,000 principal balance of the $50,000 Note into 2,455,877 of our common shares. On November 14, 2014, the terms of the Note were amended to extend the maturity date to February 15, 2015. No other terms were modified. In February 2015, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted the remaining $25,000 principal balance of the $50,000 Note into 2,455,876 of our common stock.
6.75% Variable Interest Senior Convertible Exchange Notes due 2014. In May 2014, August 2014 and November 2014, holders of the 6.75% Variable Interest Senior Convertible Exchange Notes due 2014 converted $107,530 principal balance of the $107,530 Notes into 9,310,815 of our common shares.
5.5% Variable Interest Senior Convertible Notes due 2020. On March 24, 2014, we completed the sale of $258,750 of our 5.5% Variable Interest Convertible Senior Notes due 2020 and received net proceeds from the sale of the Notes of approximately $250,300.
7.75% Senior Secured Notes due 2021. In February 2013, we issued $450,000 of our 7.75% senior secured notes due 2021. In April 2014, we completed the sale of $150,000 principal amount of our 7.75% Senior Secured Notes due 2021 for a price of 106.75%. We received net proceeds of approximately $158,700 after deducting underwriting discounts, commissions, fees and offering expenses. On May 9, 2016, we completed the sale of an additional $235,000 principal amount of our 7.75% Senior Secured Notes due 2021 for a price of 103.5%. We received net proceeds of approximately $236,900 after deducting underwriting discounts, commissions, fees and offering expenses.
6.125% Senior Secured Notes due 2025. In January 2017, we issued $850,000 of our 6.125% senior secured notes due 2025 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933 (the “Securities Act”). The aggregate net proceeds from the issuance of the 6.125% senior secured notes were approximately $831,100 after deducting offering expenses. We used the net proceeds of the issuance, together with the proceeds from the sale of 2,000,000 common shares, to redeem all of our outstanding 7.75% senior secured notes due 2021 and to satisfy and discharge the indenture governing the existing notes. We retired the 7.75% senior secured notes at 103.875%, plus accrued and unpaid interest, on January 27, 2017. We will incur a loss on the extinguishment of the debt of $34,110 for the three months ended March 31, 2017, which included $32,356 of premium and tender offer costs and non-cash interest expense of $1,754 related to the write-off of net unamortized debt premium and deferred finance costs.
The 6.125% Senior Secured Notes pay interest on a semi-annual basis at a rate of 6.125% per year and mature on February 1, 2025. We may redeem some or all of the 6.125% senior secured notes at any time at a make-whole redemption price. On or after February 1, 2020, we may redeem some or all of the 6.125% senior secured notes at a premium that will decline over time, plus accrued and unpaid interest, if any, to the date of purchase.
The 6.125% Senior Secured Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of our 100% owned domestic subsidiaries that are engaged in the conduct of our cigarette businesses. In addition, some of the guarantees are collateralized by first priority or second priority security interests in certain assets of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.
The indenture contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the indenture, for the most recently ended four full quarters is less than $75,000. The indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. Our Leverage Ratio is defined in the indenture as the ratio of our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. Our Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. As of December 31, 2016, we are in compliance with all debt covenants. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the indenture.

Covenant	Indenture Requirement	December 31, 2016
Consolidated EBITDA, as defined	$75,000	$319,817
Leverage ratio, as defined	<3.0 to 1	1.94 to 1
Secured leverage ratio, as defined	<1.5 to 1	1.0 to 1
As of December 31, 2015, we were in compliance with all debt covenants in place at that time.
Liggett Financing.  Liggett did not enter into any equipment financing arrangements in 2016. In 2015, Liggett entered into two financing agreements for a total of $1,765 related to the purchase of equipment. The weighted average interest rate of the outstanding debt is 4.79% per annum and the interest rates on the two notes range from 4.49% to 4.85%. Total monthly installments are approximately $33.
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
Liggett Credit Facility. On January 14, 2015, Liggett and 100 Maple LLC (“Maple”), a subsidiary of Liggett, entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”), as agent and lender. The Credit Agreement governs a $60,000 credit facility (the “Credit Facility”) that consists of a revolving credit facility of up to $60,000 borrowing capacity (the “Revolver”) and a $3,600 term loan (the “Term Loan”) that is within the $60,000 commitment under the Credit Facility and reduces the amount available under the Revolver. All borrowings under the Credit Facility (other than the Term Loan) are limited to a borrowing base equal to roughly (1) the lesser of (a) 85% of the net amount of eligible accounts receivable and (b) $10,000 plus (2) the lesser of (a) the sum of (I) 80% of the value of eligible inventory consisting of packaged cigarettes plus (II) the lesser of (x) 60% multiplied by Liggett’s eligible cost of eligible inventory consisting of leaf tobacco and (y) 85% of the net orderly liquidation value of eligible inventory consisting of leaf tobacco and (b) $60,000, less (3) certain reserves against accounts receivable, inventory, bank products or other items which Wells Fargo, as agent, may establish from time to time in its permitted discretion. The obligations under the Credit Facility are collateralized on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens. The Credit Facility amended and restated Liggett’s previous $50,000 credit facility with Wells Fargo and Maple’s existing $3,600 term loan with Wells Fargo. In connection with the issuance of the 6.125% Senior Secured Notes due 2025, in January 2017, Liggett and Maple entered into Amendment No. 1 to the Credit Agreement to update certain defined terms of the Credit Agreement relating to our 6.125% Senior Secured Notes due 2025.

The term of the Credit Facility expires on March 31, 2020. Prime rate loans under the Credit Facility bear interest at a rate equal to the greatest of (i) the Federal Funds rate plus 0.50%, (ii) LIBOR plus 1.0% and (ii) the prime rate of Wells Fargo. LIBOR rate loans under the Credit Facility bear interest at a rate equal to LIBOR plus 2.25%. The interest rate applicable to this Credit Facility at December 31, 2016 was 3.02%.
The Credit Facility, as amended, permits the guaranty of the 6.125% Senior Secured Notes due 2025 by each of Liggett and Maple and the pledging of certain assets of Liggett and Maple on a subordinated basis to secure their guarantees. The credit facility also grants to Wells Fargo a blanket lien on all the assets of Liggett and Maple, excluding any equipment pledged to current or future purchase money or other financiers of such equipment and excluding any real property, other than the Mebane Property and other real property to the extent its value is in excess of $5,000. Wells Fargo, Liggett, Maple and the collateral agent for the holders of our 6.125% Senior Secured Notes have entered into an intercreditor agreement, pursuant to which the liens of the collateral agent on the Liggett and Maple assets will be subordinated to the liens of Wells Fargo on the Liggett and Maple assets.
The Credit Facility contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Credit Facility also requires the Company to comply with specified financial covenants, including that Liggett's earnings before interest, taxes, depreciation and amortization, as defined under the Credit Facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett's excess availability, as defined under the Credit Facility, is less than $20,000. The covenants also require that annual capital expenditures, as defined under the Credit Facility (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Facility also contains customary events of default. The Credit Facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability, as defined, under the credit facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, was at least $5,000 and no event of default had occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility. Liggett was in compliance with these covenants as of December 31, 2016.
We and our subsidiaries have significant indebtedness and debt service obligations. As of December 31, 2016, we and our subsidiaries had total outstanding indebtedness of $1,369,000. Approximately, $230,000 of our 7.5% convertible notes mature in 2019, $258,750 of our 5.5% variable interest senior convertible notes mature in 2020, and $850,000 of our 6.125% senior secured mature in 2025. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette operations are positive cash-flow-generating units and will continue to be able to sustain our operations without any significant liquidity concerns. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $393,500, investment securities available for sale of approximately $156,900, long-term investments with an estimated value of approximately $58,800 and availability under Liggett’s credit facility of approximately $16,700 as of December 31, 2016. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries, should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
The total amount of unrecognized tax benefits was $1,523 as of January 1, 2016 and decreased $1,008 during the year ended December 31, 2016, primarily from the expiration of various state statutes of limitations and the reversal of a LIFO inventory difference. The total amount of unrecognized tax benefits was $1,744 as of January 1, 2015 and decreased $221 during the year ended December 31, 2015, primarily from the expiration of various state statutes of limitations.

Contractual Obligations
Our significant contractual obligations as of December 31, 2016 were as follows:

Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Notes payable, long-term debt and other obligations (1) (7)	$39,509	$2,099	$231,261	$261,151	$835,001	$—	$1,369,021
Operating leases (2)	24,952	22,068	21,786	18,656	15,213	101,138	203,813
Inventory purchase commitments (3)	10,874	—	—	—	—	—	10,874
Capital expenditure purchase commitments (4)	805	—	—	—	—	—	805
Interest payments (5) (7)	117,064	119,068	96,884	77,213	32,356	—	442,585
Engle progeny settlements	3,426	7,076	3,426	3,426	3,426	23,983	44,763
Total (6)	$196,630	$150,311	$353,357	$360,446	$885,996	$125,121	$2,071,861
_____________________________

(1)
Notes payable, long-term debt and other obligations are shown before discount. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 9 to our consolidated financial statements.

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

(5)
Interest payments are based on current interest rates at December 31, 2016 and the assumption our current policy of a cash dividend of $0.40 per quarter and an annual 5% stock dividend will continue. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 9 to our consolidated financial statements.

(6)	Because their future cash outflows are uncertain, the above table excludes our pension and post benefit plans unfunded obligations of $59,895 at December 31, 2016.

(7)
Notes payable, long-term debt and other obligations and interest payments are shown without consideration for the tender offer for our 7.75% senior secured notes due 2021 or the issuance of our 6.125% senior secured notes due 2025 in January 2017.

Payments under the MSA, discussed in Note 15 to our consolidated financial statements, and the Food and Drug Administration (“FDA”) user fees, discussed in “Legislation and Regulation” below, are excluded from the table above, as the payments are subject to adjustment for several factors, including inflation, overall industry volume, our market share and the market share of non-participating manufacturers.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2016, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.

Liggett Vector Brands entered into an agreement with a subsidiary of the Convenience Distribution Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. We believe the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2016.
As of December 31, 2016, we had outstanding approximately $1,686 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.
We have a leaf inventory management program whereby, among other things, we are committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At December 31, 2016, Liggett had tobacco purchase commitments of approximately $10,874. We have a single source supply agreement for reduced ignition propensity cigarette paper through 2019.
Future machinery and equipment purchase commitments at Liggett were $805 at December 31, 2016.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
As of December 31, 2016, approximately $40,200 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of December 31, 2016, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $402.
In addition, as of December 31, 2016, $309,023 ($488,750 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $1,457, with approximately $936 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020 and the remaining $521 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $10,570 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $113,090 and $111,653. We recorded the fair market value of our embedded derivatives at the approximate midpoint of the range at $112,332 as of December 31, 2016. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
We held investment securities available for sale totaling $156,903 as of December 31, 2016. See Note 3 to our consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.
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
On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “Tobacco Control Act”) became law. The law grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from banning all cigarettes or all smokeless tobacco products. Among other measures, the law (under various deadlines):

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

•
requires manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products which could ultimately result in the FDA prohibiting Liggett from selling certain of its products;

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

•	imposes (and allows FDA to impose) various recordkeeping and reporting requirements on tobacco product manufacturers; and

•	grants FDA broad regulatory authority to impose additional restrictions.

The law also required establishment of a Tobacco Products Scientific Advisory Committee (“TPSAC”) to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products, including:

•	a recommendation on modified risk applications;

•	a recommendation on the effects of tobacco product nicotine yield alteration and whether there is a threshold level below which nicotine yields do not produce dependence;

•	a report on the public health impact of the use of menthol in cigarettes; and

•	a report on the public health impact of dissolvable tobacco products.

TPSAC completed its review of the use of menthol in cigarettes and issued a report with recommendations to FDA in March 2011. The report stated that “removal of menthol cigarettes from the marketplace would benefit public health in the United States,” but did not expressly recommend that FDA ban menthol cigarettes. In July 2013, FDA made available its preliminary scientific evaluation (“PSE”) of public health issues related to the use of menthol in cigarettes, in which it concluded that menthol cigarettes likely pose a public health risk above that seen with non-menthol cigarettes. FDA also issued and accepted public comment on an Advance Notice of Proposed Rulemaking (“ANPR”) seeking input related to potential regulatory options it might consider in determining what future regulatory action, if any, it believes is warranted. A decision by FDA to ban menthol in tobacco products could have a material adverse effect on us. In July 2014, the federal district court for the District of Columbia ruled on cross-motions for summary judgment in a lawsuit brought by several cigarette manufacturers against FDA challenging the composition of the TPSAC. The district court granted, in part, the plaintiffs’ motion for summary judgment, ordering FDA to reconstitute the TPSAC and barring the agency from relying in any manner on the March 2011 TPSAC report on menthol. FDA appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit. The D.C. Circuit issued an opinion in January 2016, that vacated the district court’s decision due to the plaintiffs’ lack of standing and lifted the prohibition on FDA relying on the March 2011 TPSAC report. The D.C. Circuit’s decision does not preclude future challenges if FDA ultimately relies on the March 2011 TPSAC report to restrict or ban menthol in cigarettes.
The Tobacco Control Act imposes user fees on certain tobacco product manufacturers in order to fund tobacco-related FDA activities. User fees will be allocated among tobacco product classes according to a formula set out in the legislation, and then among manufacturers and importers within each class based on market share. FDA user fees for Liggett and Vector Tobacco for 2016 were $19,252 and could increase in the future.
The Tobacco Control Act also imposes significant new restrictions on the advertising and promotion of tobacco products. For example, as required under the law, FDA reissued certain regulations previously issued in 1996 (which were struck down by the Supreme Court in 2000 as beyond FDA’s authority). Subject to limitations imposed by a federal injunction (discussed below), these regulations took effect on June 22, 2010. As written, these regulations significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color and graphics in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events, and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for nontobacco products.
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
In June 2011, FDA issued a final rule that would have modified the required warnings that appear on cigarette packages and in cigarette advertisements. The rule would have required each cigarette package and advertisement to bear one of nine new textual warning statements accompanied by graphic images. The warnings would have had to appear on at least the top 50% of the front and rear panels of cigarette packages and occupy at least 20% of cigarette advertisements. In August 2011, a number of cigarette manufacturers, including Liggett, filed a federal lawsuit against FDA challenging the constitutionality of these new graphic images on First Amendment and other grounds and seeking an injunction staying implementation of the graphic images, and other related labeling requirements. In February 2012, on First Amendment grounds, the court granted the industry’s motion for summary judgment permanently enjoining implementation of FDA’s graphic warnings regulation. This decision was affirmed on appeal and FDA did not seek United States Supreme Court review. Should FDA ultimately issue new graphic warnings that are deemed constitutionally valid, the decision provides that such warnings would go into effect 15 months after they are issued. We cannot predict how the inclusion of new warnings, if ultimately required by FDA in new rulemaking, would impact product sales or whether it would have a material adverse effect on us.
The Tobacco Control Act requires premarket review of “new tobacco products.” A “new tobacco product” is one that was not commercially marketed in the United States as of February 15, 2007 or that was modified after that date. In general, before a company may commercially market a “new tobacco product,” it must either (a) submit an application and obtain an order from FDA permitting the product to be marketed; or (b) submit an application and receive an FDA order finding the product to be “substantially equivalent” to a “predicate” tobacco product that was commercially marketed in the U.S. prior to February 15, 2007. A “substantially equivalent” tobacco product is one that has the “same characteristics” as the predicate or one that has “different characteristics” but does not raise “different questions of public health.”
Manufacturers of products first introduced after February 15, 2007 and before March 22, 2011 who submitted a substantial equivalence application to FDA prior to March 23, 2011 may continue to market the tobacco product unless FDA issues an order that the product is not substantially equivalent. Failure to timely submit the application, or FDA’s conclusion that such a “new tobacco product” is not substantially equivalent, will cause the product to be deemed misbranded and/or adulterated. After March 22, 2011, a “new tobacco product” may not be marketed without an FDA substantial equivalence determination. Prior to the deadline, Liggett and Vector Tobacco submitted substantial equivalence applications to FDA for numerous products.
Liggett and Vector Tobacco have received requests from FDA regarding certain of their substantial equivalence applications, including “Preliminary Finding” letters and other FDA correspondence requesting additional information that would support FDA’s determinations of substantial equivalence. Liggett and Vector Tobacco have timely responded to FDA’s requests.
In August and October 2016, FDA issued “not substantially equivalent” (“NSE”) orders for two of Liggett’s substantial equivalence applications. FDA ordered Liggett to stop all distribution, importation, sale, marketing, and promotion of CLASS A Menthol Silver 100’s Box on August 12 and CLASS A Menthol Silver 100’s Soft Pack on October 18. Sales of both cigarette styles were limited to the military. Liggett has complied with these NSE orders.

We cannot predict whether FDA will deem Liggett’s and Vector Tobacco’s remaining responses to “Preliminary Finding” letters for pending substantial equivalence applications to be sufficient to support determinations of substantial equivalence for the products covered by these substantial equivalence reports. It is possible that FDA could determine some, or all, of these products are “not substantially equivalent” to a preexisting tobacco product, as the agency has already done for two of Liggett’s applications and for multiple reports from other tobacco companies, including other applications for cigarettes. “Not substantially equivalent”

orders for other cigarettes styles would require us to stop the sale of the applicable cigarettes and could have a material adverse effect on us.
In April 2015, a number of cigarette manufacturers filed a federal lawsuit challenging FDA’s March 4, 2015 “guidance” document, “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions.” The guidance document would have required FDA’s prior approval for all changes to the label of a tobacco product that would render the product “distinct” and a “new tobacco product,” even though there was no change to the product itself. Similarly, the guidance document would have required prior approval for changes in the quantity of products sold within a package. The complaint alleged that FDA’s guidance was contrary to and exceeded FDA’s authority under the Federal Food, Drug, and Cosmetic Act (“FDCA”); violated First Amendment rights because it restricted and chilled protected commercial speech; and was issued under the guise of “guidance” to avoid the notice-and-comment rulemaking requirements of the Administrative Procedure Act and the FDCA and subsequent judicial review. The plaintiffs requested that the court prevent FDA from enforcing the guidance. In May 2015, FDA adopted an “Interim Enforcement Policy,” which stated that FDA was considering regulatory comments and that it did not “intend to issue any warning letters or take steps to initiate any judicial or administrative adversarial proceedings” pursuant to its March 4, 2015 guidance document, during that period of review and consideration. Plaintiffs, therefore, dismissed the case without prejudice.
In September 2015, FDA issued a revised version of the same document entitled, “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions (Edition 2).” The revised version did not materially change the requirements set forth in the prior version regarding changes to product labels and changes to the quantity of products sold within a package. Accordingly, in September 2015, the cigarette manufacturers filed a lawsuit in the federal district court for the District of Colombia challenging FDA’s September 2015 “guidance” document. The September 2015 complaint contained arguments and allegations that were substantially similar to those contained in the April 2015 complaint. The plaintiffs requested that the court prevent FDA from enforcing the revised version of its guidance. In October 2015, the plaintiffs filed for summary judgment against FDA. In December 2015, FDA opposed that motion and filed a motion to dismiss or, in the alternative, a motion for summary judgment. In August 2016, the court held that a modification to an existing product’s label does not result in a “new tobacco product” and therefore such a label change does not give rise to the substantial equivalence review process. Accordingly, the court vacated the revised guidance insofar as it pertains to label changes, but upheld the guidance in all other respects, including its treatment of product quantity changes as modifications that give rise to a “new tobacco product” requiring substantial equivalence review. The parties did not appeal this decision, concluding the litigation.
In May 2016, FDA issued a final “deeming” regulation that extends the agency’s authority under the Tobacco Control Act to other tobacco products not currently regulated by the agency, such as e-cigarettes, cigars, pipe tobacco and hookah.
Under the “deeming” rule, manufacturers of the newly-regulated products, including e-cigarettes, will be subject to the same Tobacco Control Act provisions and relevant regulatory requirements that already apply to cigarettes. As of August 8, 2016, domestic manufacturers must register and list the tobacco products with FDA and obtain premarket market authorization for any product introduced after this date. For products introduced between February 15, 2007 and August 8, 2016, the premarket authorization requirements are subject to certain staggered compliance periods. Requests for exemption from the substantial equivalence requirement must be submitted by August 8, 2017. Substantial equivalence applications must be submitted by February 8, 2018. Premarket tobacco product applications must be submitted by August 8, 2018. Unless FDA issues an order denying or refusing to accept an application, FDA will not take enforcement action against the product for one year after the application deadline. However, at the end of that period, even if FDA has not completed its review, the product will be subject to enforcement action unless FDA determines that “substantial progress” is being made towards completion and decides to defer enforcement for a reasonable time period. FDA has not set deadlines for its own review.
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
Cigarettes are subject to substantial and increasing federal, state and local excise taxes. In April 2009, the federal cigarette excise tax increased from $0.39 to $1.01 per pack, while state excise taxes vary considerably. Both the federal government and many states are considering, or have pending, legislation proposing further excise tax increases. Management believes increases in excise and similar taxes have had, and will continue to have, an adverse effect on sales of cigarettes.

All states have enacted virtually identical legislation requiring cigarettes to meet a laboratory test standard for reduced ignition propensity. Cigarettes that meet this standard are referred to as “fire standard compliant” or “FSC,” and are sometimes commonly called “self-extinguishing.” All of the cigarettes that Liggett and Vector Tobacco manufacture are fire standard compliant.
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
Our Consolidated Financial Statements and Notes thereto, together with the report thereon of Deloitte & Touche LLP dated March 1, 2017, are set forth beginning on page F-1 of this report.

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

In connection with the preparation of this Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2016, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016, the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Remediation of Material Weaknesses

Management has assessed and concluded that its previously reported material weaknesses over financial reporting related to Douglas Elliman's controls over segregation of duties and general computer controls over Douglas Elliman's information technology system for finance and accounting had been remediated as of December 31, 2016.

After identifying five material weaknesses related to its Douglas Elliman subsidiary as of December 31, 2014 (reduced to two material weaknesses related to its Douglas Elliman subsidiary as of December 31, 2015), the Company began an intense remediation process. Beginning in 2015 and continuing in 2016, at the direction of the Audit Committee of the Company's Board of Directors, as well as the Company’s CEO and CFO, the Company took the following efforts to remediate these material weakness including:

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

•
In August 2015, Douglas Elliman employed a new Chief Technology Officer (“CTO”) who was previously a technology executive with a large U.S. financial institution. Douglas Elliman’s new CTO oversees, among other things, security of the accuracy and completeness of the Company’s financial reporting and was instrumental in the remediation of the material weakness related to IT Systems.

•
During 2015 and continuing into 2016, Douglas Elliman engaged a new consulting firm and improved its documentation of internal controls into a more robust format that has been designed to detect errors that could lead to material misstatements in the Company’s consolidated financial statements.

•
During 2015 and continuing into 2016, the Company redesigned and implemented a series of newly-created internal controls related to previously improper internal controls related to segregation of duties by accounting and finance personnel at Douglas Elliman.

The Company’s management, Audit Committee and Board of Directors remained committed and involved during this process to maintaining a strong and sustainable internal control environment and believe that the remediation represented significant improvements in the Company’s overall control environment as well as its internal controls over the financial reporting of Douglas Elliman.

The result of these efforts led to the remediation of all material weaknesses at Douglas Elliman as of December 31, 2016.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in the Company's internal control over financial reporting during the quarter ended December 31, 2016. As discussed above, Douglas Elliman remediated the previously reported material weaknesses related to Douglas Elliman's controls over segregation of duties and general computer controls over Douglas Elliman's information technology system for finance and accounting.

Management concluded its testing of these controls in the fourth quarter, supporting its remediation documentation.

There were no other changes in the Company's internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vector Group Ltd.

Miami, Florida
We have audited the internal control over financial reporting of Vector Group Ltd. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
March 1, 2017

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the following headings in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference: “Board Proposal 1 — Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Compliance.” See Item 5 of this report for information regarding our executive officers. We have adopted a policy statement entitled Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. In the event that an amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics is made or granted, we intend to post such information on our web site, which is www.vectorgroupltd.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information contained under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2017 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2017 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2017 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2017 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) INDEX TO 2016 CONSOLIDATED FINANCIAL STATEMENTS:
Our consolidated financial statements and the notes thereto, together with the report thereon of Deloitte & Touche LLP for the two years ended December 31, 2016, dated March 1, 2017 and the reports thereon of PricewaterhouseCoopers LLP for the year ended December 31, 2014, dated March 4, 2015 appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-84

(a)(3) EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:
INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

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

* 4.1
Third Amended and Restated Loan and Security Agreement by and between Wells Fargo Bank, National Association, successor to Wachovia Bank, National Association as Lender, Liggett Group LLC as Borrower, and 100 Maple LLC, dated as of January 14, 2015 (incorporated by reference to Exhibit 4.4 of Vector’s Form 10-K for the year ended December 31, 2014).

* 4.2
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of January 27, 2017, among Liggett Group LLC, 100 Maple LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Vector's Form 8-K dated January 27, 2017).

* 4.3
Share Lending Agreement, dated as of November 15, 2012, between Vector Group Ltd. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated November 15, 2012).

* 4.4
Indenture, dated as of November 20, 2012, by and between Vector Group Ltd. and Wells Fargo Bank, N. A., as trustee, relating to the 7.5% Variable Interest Senior Convertible Notes due 2019 (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated November 20, 2012).

EXHIBIT NO.	DESCRIPTION
* 4.5
First Supplemental Indenture, dated as of November 20, 2012, to the Indenture dated November 20, 2012, by and between Vector Group Ltd. and Wells Fargo Bank, N. A., as trustee, relating to the 7.5% Variable Interest Senior Convertible Notes due 2019 (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated November 20, 2012).

* 4.6
Second Supplemental Indenture, dated as of March 24, 2014, to the Base Indenture, by and between Vector Group Ltd. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated March 24, 2014).

* 4.7	Form of Global Note, relating to the 7.5% Variable Interest Senior Convertible Notes due 2019 (incorporated by reference to Exhibit 4.3 of Vector’s Form 8-K dated November 20, 2012).

* 4.8	Form of Global Note, relating to the 5.5% Variable Interest Senior Convertible Notes due 2020 (incorporated by reference to Exhibit 4.3 of Vector’s Form 8-K dated March 24, 2014).

* 4.9
Indenture, dated as of January 27, 2017, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Vector's Form 8-K dated January 27, 2017).

* 4.10
Pledge Agreement, dated as of January 27, 2017, between VGR Holding LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.2 ofVector's Form 8-K dated January 27, 2017).

* 4.11
Security Agreement, dated as of January 27, 2017, by and between Vector Tobacco Inc. and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.3 of Vector's Form 8-K dated January 27, 2017).

*4.12
Security Agreement, dated as of January 27, 2017, among Liggett Group LLC, 100 Maple LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.4 of Vector's Form 8-K dated January 27, 2017).

*4.13
Amended and Restated Intercreditor and Lien Subordination Agreement, dated as of January 27, 2017, among Liggett Group LLC, 100 Maple LLC, U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of Vector's Form 8-K dated January 27, 2017).

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

EXHIBIT NO.	DESCRIPTION
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

* 10.28
Amendment to Employment Agreement, dated as of February 29, 2016, by and between Vector Group Ltd. and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K/A dated February 29, 2016).

* 10.29	Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Appendix A in Vector’s Proxy Statement dated April 21, 2004).

* 10.30	Vector Group Ltd. Management Incentive Plan (incorporated by reference to Exhibit 10.3 of Vector’s Form 8-K dated March 10, 2014).

* 10.31	Stock Option Agreement, dated December 3, 2009, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.19 in Vector’s Form 10-K dated December 31, 2009).

* 10.32	Stock Option Agreement, dated December 3, 2009, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.20 in Vector’s Form 10-K dated December 31, 2009).

* 10.33	Stock Option Agreement, dated December 3, 2009, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.22 in Vector’s Form 10-K dated December 31, 2009).

EXHIBIT NO.	DESCRIPTION
* 10.34	Stock Option Agreement, dated December 3, 2009, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.23 in Vector’s Form 10-K dated December 31, 2009).

* 10.35
Stock Option Agreement, dated January 14, 2011, between Vector and Howard M. Lorber (incorporated by reference to Exhibit S to Schedule 13D, as amended, dated January 21, 2011 filed by Howard M. Lorber).

* 10.36	Stock Option Agreement, dated February 26, 2013, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 to Vector’s Form 10-Q dated March 31, 2013).

* 10.37	Stock Option Agreement, dated February 26, 2013, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.2 to Vector’s Form 10-Q dated March 31, 2013).

* 10.38	Stock Option Agreement, dated February 26, 2013, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.3 to Vector’s Form 10-Q dated March 31, 2013).

* 10.39	Stock Option Agreement, dated February 26, 2013, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 to Vector’s Form 10-Q dated March 31, 2013).

* 10.40	Stock Option Agreement, dated February 26, 2014, as amended on May 16, 2014, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 to Vector’s Form 10-Q dated June 30, 2014).

* 10.41	Stock Option Agreement, dated February 26, 2014, as amended on May 16, 2014, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.2 to Vector’s Form 10-Q dated June 30, 2014).

* 10.42
Stock Option Agreement, dated February 26, 2014, as amended on May 16, 2014, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.3 to Vector’s Form 10-Q dated June 30, 2014).

* 10.43	Stock Option Agreement, dated February 26, 2014, as amended on May 16, 2014, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.44 to Vector's Form 10-K dated December 31, 2015).

*10.44	Stock Option Agreement, dated February 24, 2015 between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.3 to Vector’s Form 10-Q dated March 31, 2015).

*10.45	Stock Option Agreement, dated February 24, 2015 between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.4 to Vector’s Form 10-Q dated March 31, 2015).

*10.46	Stock Option Agreement, dated February 24, 2015 between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 to Vector’s Form 10-Q dated March 31, 2015).

*10.47	Stock Option Agreement, dated February 24, 2015 between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.6 to Vector’s Form 10-Q dated March 31, 2015).

*10.48	Stock Option Agreement, dated February 29, 2016 between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 to Vector’s Form 10-Q dated March 31, 2016).

*10.49	Stock Option Agreement, dated February 29, 2016 between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.2 to Vector’s Form 10-Q dated March 31, 2016).

*10.50	Stock Option Agreement, dated February 29, 2016 between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.3 to Vector’s Form 10-Q dated March 31, 2016).

EXHIBIT NO.	DESCRIPTION

*10.51	Stock Option Agreement, dated February 29, 2016 between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 to Vector’s Form 10-Q dated March 31, 2016).

* 10.52
Restricted Share Award Agreement, dated as of October 28, 2013, between Vector Group Ltd. and Ronald J. Bernstein (incorporated by reference to Exhibit 10.42 to Vector’s Form 10-K for the year ended December 31, 2013).

* 10.53
Performance-Based Restricted Share Award Agreement, pursuant to Vector Group Ltd. Management Incentive Plan, dated as of July 23, 2014 by and between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.6 of Schedule 13D as filed by Howard M. Lorber on July 25, 2014).

*10.54
Performance-Based Restricted Share Award Agreement, pursuant to Vector Group Ltd. Management Incentive Plan, dated as of November 10, 2015 by and between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.1 of Vector's Form 8-K dated November 10, 2015).

* 10.55	Vector Senior Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 14, 2011).

* 10.56	Vector Supplemental Retirement Plan (as amended and restated April 24, 2008) (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended June 30, 2008).

* 10.57
Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC) dated December 17, 2002 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 8-K dated December 13, 2002).

* 10.58
First Amendment to Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC), dated as of March 14, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended March 31, 2003).

* 10.59
Second Amendment to Operating Agreement of Douglas Elliman Realty, LLC, dated as of May 19, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended June 30, 2003).

* 10.60
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

*10.61
Agreement Relating to Sale and Assignment of Membership Interest between New Valley Real Estate LLC and Prudential Real Estate Financial Services of America, Inc. (incorporated by reference to Exhibit 10.49 to Vector’s Form 10-K for the year ended December 31, 2013).

* 10.62	Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated September 10, 2012).

* 10.63
First Amendment, dated as of November 12, 2012, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.40 of Vector’s Form 10-K dated December 31, 2012).

EXHIBIT NO.	DESCRIPTION
* 10.64	Vector Group Ltd. Equity Retention and Hedging Policy (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated January 15, 2013).

* 10.65	Vector Group Ltd. Stock Ownership Guidelines (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated March 10, 2014).

* 10.66	Vector Group Ltd. Stock Executive Compensation Clawback Policy (incorporated by reference to Exhibit 10.2 of Vector’s Form 8-K dated March 10, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2016.

*16.1	Letter of PwC to the Securities and Exchange Commission, dated June 11, 2015 (incorporated by reference to Exhibit 16.1 of Vector's Form 8-K dated June 8, 2015).

21	Subsidiaries of Vector.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.
_____________________________

*	Incorporated by reference
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

VECTOR GROUP LTD.
(Registrant)

		By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Chief Financial Officer and Treasurer
Date:	March 1, 2017

POWER OF ATTORNEY
The undersigned directors and officers of Vector Group Ltd. hereby constitute and appoint Richard J. Lampen, J. Bryant Kirkland III and Marc N. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2017.

SIGNATURE	TITLE

/s/ Howard M. Lorber	President and Chief Executive Officer (Principal Executive Officer)
Howard M. Lorber

/s/ J. Bryant Kirkland III	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
J. Bryant Kirkland III

/s/ Bennett S. LeBow	Director
Bennett S. LeBow

/s/ Stanley S. Arkin	Director
Stanley S. Arkin

/s/ Henry C. Beinstein	Director
Henry C. Beinstein

/s/ Ronald J. Bernstein	Director
Ronald J. Bernstein

/s/ Jeffery S. Podell	Director
Jeffery S. Podell

/s/ Jean E. Sharpe	Director
Jean E. Sharpe

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vector Group Ltd.:

Miami, Florida

We have audited the accompanying consolidated balance sheets of Vector Group Ltd. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' deficiency, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vector Group Ltd. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  Deloitte & Touche LLP

Certified Public Accountants
Miami, Florida
March 1, 2017

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders
of Vector Group Ltd

In our opinion, the consolidated statement of operations, comprehensive income, stockholders’ deficiency and cash flows for the year ended December 31, 2014 present fairly, in all material respects, the results of operations and cash flows of Vector Group Ltd. and its subsidiaries for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2014, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Miami, Florida
March 4, 2015, except for Note 6(c), Note 7(a) and Note 7(b), as to which date is March 8, 2016 and
Note 2, as to which date is March 1, 2017

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(Dollars in thousands, except per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$393,530	$240,368
Investment securities available for sale	156,903	181,976
Accounts receivable - trade, net	18,801	23,889
Inventories	89,834	86,516
Income taxes receivable, net	16,110	2,841
Restricted assets	7,330	9,195
Other current assets	22,955	38,954
Total current assets	705,463	583,739
Property, plant and equipment, net	80,448	75,632
Investments in real estate, net	23,640	23,318
Long-term investments	53,197	62,726
Investments in real estate ventures	221,258	217,168
Restricted assets	3,986	12,303
Goodwill and other intangible assets, net	261,918	263,959
Prepaid pension costs	22,273	20,650
Other assets	31,852	21,120
Total assets	$1,404,035	$1,280,615
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$39,508	$8,919
Current payments due under the Master Settlement Agreement	16,192	29,241
Current portion of employee benefits	937	915
Income taxes payable, net	—	96
Litigation accruals	3,659	22,904
Other current liabilities	135,852	154,217
Total current liabilities	196,148	216,292
Notes payable, long-term debt and other obligations, less current portion	1,132,943	856,108
Fair value of derivatives embedded within convertible debt	112,332	144,042
Non-current employee benefits	58,958	55,055
Deferred income taxes, net	93,085	79,429
Payments due under the Master Settlement Agreement	22,257	20,094
Litigation accruals	27,513	24,718
Other liabilities	14,071	7,038
Total liabilities	1,657,307	1,402,776
Commitments and contingencies (Notes 10 and 15)
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 shares authorized,127,739,481 and 123,792,329 shares issued and outstanding	12,774	12,379
Accumulated deficit	(333,529)	(210,113)
Accumulated other comprehensive loss	(11,245)	(8,313)
Total Vector Group Ltd. stockholders' deficiency	(332,000)	(206,047)
Non-controlling interest	78,728	83,886
Total stockholders' deficiency	(253,272)	(122,161)
Total liabilities and stockholders' deficiency	$1,404,035	$1,280,615

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Revenues
Tobacco*	$1,011,620	$1,017,761	$1,021,259
Real estate	680,105	641,406	561,467
E-cigarettes	(776)	(1,970)	8,589
Total Revenues	1,690,949	1,657,197	1,591,315

Expenses:
Cost of sales:
Tobacco*	672,431	697,900	735,725
Real estate	424,829	410,287	354,028
E-cigarettes	84	1,540	7,307
Total cost of sales	1,097,344	1,109,727	1,097,060

Operating, selling, administrative and general expenses	340,567	320,221	279,342
Litigation settlement and judgment expense	20,000	20,072	2,475
Restructuring charges	41	7,257	—
Operating income	232,997	199,920	212,438

Other income (expenses):
Interest expense	(142,982)	(120,691)	(160,991)
Change in fair value of derivatives embedded within convertible debt	31,710	24,455	19,409
Acceleration of interest expense related to debt conversion	—	—	(5,205)
Equity in (losses) earnings from investments	(2,754)	(2,681)	3,140
Gain (loss) on sale of investment securities available for sale	2,907	11,138	(11)
Equity in earnings from real estate ventures	5,200	2,001	4,103
Impairment of investment securities available for sale	(5,381)	(12,846)	—
Other, net	4,732	6,409	9,396
Income before provision for income taxes	126,429	107,705	82,279
Income tax expense	49,163	41,233	33,165

Net income	77,266	66,472	49,114

Net income attributed to non-controlling interest	(6,139)	(7,274)	(12,258)

Net income attributed to Vector Group Ltd.	$71,127	$59,198	$36,856

Per basic common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.56	$0.46	$0.32

Per diluted common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.55	$0.46	$0.32

Cash distributions declared per share	$1.54	$1.47	$1.40
_____________________________

*	Revenues and cost of sales include federal excise taxes of $425,980, $439,647 and $446,086 for the years ended December 31, 2016, 2015 and 2014, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net income	$77,266	$66,472	$49,114

Net unrealized (losses) gains on investment securities available for sale:
Change in net unrealized (losses) gains	(6,139)	(12,710)	2,095
Net unrealized losses reclassified into net income	2,474	1,708	11
Net unrealized (losses) gains on investment securities available for sale	(3,665)	(11,002)	2,106

Net unrealized gains (losses) on long-term investments accounted for under the equity method:
Change in net unrealized gains (losses)	—	1,190	(1,784)
Net unrealized losses reclassified into net income	—	1,624	—
Net unrealized gains (losses) on long-term investments accounted for under the equity method	—	2,814	(1,784)

Net change in forward contracts	28	61	64

Net change in pension-related amounts
Net gain arising during the year	(3,064)	(8,620)	(4,698)
Amortization of loss	1,780	4,200	1,015
Net change in pension-related amounts	(1,284)	(4,420)	(3,683)

Other comprehensive loss	(4,921)	(12,547)	(3,297)

Income tax effect on:
Change in net unrealized (losses) gains on investment securities	2,490	5,650	(866)
Net unrealized losses reclassified into net income on investment securities	(1,004)	(702)	(5)
Change in unrealized gains (losses) on long-term investments accounted for under the equity method	—	(484)	738
Net unrealized losses reclassified into net income on long-term investments accounted for under the equity method	—	(672)	—
Forward contracts	(11)	(25)	(27)
Pension-related amounts	514	1,810	1,523
Income tax benefit on other comprehensive income	1,989	5,577	1,363

Other comprehensive loss, net of tax	(2,932)	(6,970)	(1,934)

Comprehensive income	74,334	59,502	47,180

Comprehensive income attributed to non-controlling interest	(6,139)	(7,274)	(12,258)
Comprehensive income attributed to Vector Group Ltd.	$68,195	$52,228	$34,922

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest
	Shares	Amount						Total
	(Dollars in thousands)
Balance, January 1, 2014	97,482,998	$9,748	$—	$(121,514)	$591	$(12,857)	$73,427	$(50,605)
Net income	—	—	—	36,856	—	—	12,258	49,114
Change in net loss and prior service cost, net of income taxes	—	—	—	—	(2,160)	—	—	(2,160)
Forward contract adjustments, net of income taxes	—	—	—	—	37	—	—	37
Unrealized loss on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	(1,046)	—	—	(1,046)
Change in net unrealized gain on investment securities, net of income taxes	—	—	—	—	1,229	—	—	1,229
Net unrealized loss reclassified into net income, net of income taxes	—	—	—	—	6	—	—	6
Unrealized gain on investment securities, net of income taxes	—	—	—	—	—	—	—	1,235
Total other comprehensive loss	—	—	—	—	—	—	—	(1,934)
Total comprehensive income	—	—	—	—	—			47,180
Distributions and dividends on common stock	—	—	(155,067)	(11,831)	—	—	—	(166,898)
Restricted stock grant	1,000,000	100	—	—	—	—	—	100
Effect of stock dividend	5,195,856	520	—	(520)	—	—	—	—
Note conversion, net of income taxes of $300	10,417,384	1,041	130,980	—	—	—	—	132,021
Beneficial conversion feature of notes payable, net of income taxes of $10,327	—	—	14,648	—	—	—	—	14,648
Exercise of stock options	404,776	41	5,010	—	—	—	—	5,051
Tax benefit of options exercised	—	—	1,178	—	—	—	—	1,178
Stock-based compensation	—	—	3,251	—	—	—	—	3,251
Contributions from non-controlling interest	—	—	—	—	—	—	2,733	2,733
Distributions to non-controlling interest	—	—	—	—	—	—	(9,339)	(9,339)
Balance, December 31, 2014	114,501,014	11,450	—	(97,009)	(1,343)	(12,857)	79,079	(20,680)
Net income	—	—	—	59,198	—	—	7,274	66,472
Change in net loss and prior service cost, net of income taxes	—	—	—	—	(2,610)	—	—	(2,610)
Forward contract adjustments, net of income taxes	—	—	—	—	36	—	—	36
Unrealized gain on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	1,658	—	—	1,658
Change in net unrealized loss on investment securities, net of income taxes	—	—	—	—	(7,060)	—	—	(7,060)
Net unrealized loss reclassified into net income, net of income taxes	—	—	—	—	1,006	—	—	1,006
Unrealized loss on investment securities, net of income taxes	—	—	—	—	—	—	—	(6,054)
Total other comprehensive loss	—	—	—	—		—	—	(6,970)
Total comprehensive income	—	—	—	—	—	—	—	59,502
Distributions and dividends on common stock	—	—	(18,120)	(171,718)	—	—	—	(189,838)
Restricted stock grant	1,200,000	120	—	—	—	—	—	120
Surrender of shares in connection with restricted stock vesting	(83,411)	(8)	(2,075)	—	—	—	—	(2,083)
Effect of stock dividend	5,837,144	584	—	(584)	—	—	—	—
Note conversion, net of income taxes of $367	2,227,552	223	25,299	—	—	—	—	25,522
Exercise of stock options	110,030	10	1,311	—	—	—	—	1,321
Cancellation of treasury shares	—	—	(12,857)	—	—	12,857	—	—
Tax benefit of options exercised	—	—	821	—	—	—	—	821
Stock-based compensation	—	—	5,621	—	—	—	—	5,621
Contributions from non-controlling interest	—	—	—	—	—	—	813	813
Distributions to non-controlling interest	—	—	—	—	—	—	(3,280)	(3,280)
Balance, December 31, 2015	123,792,329	12,379	—	(210,113)	(8,313)	—	83,886	(122,161)
Net income	—	—	—	71,127	—	—	6,139	77,266
Change in net loss and prior service cost, net of income taxes	—	—	—	—	(770)	—	—	(770)
Forward contract adjustments, net of income taxes	—	—	—	—	17	—	—	17
Change in net unrealized loss on investment securities, net of income taxes	—	—	—	—	(3,629)	—	—	(3,629)
Net unrealized loss reclassified into net income, net of income taxes	—	—	—	—	1,450	—	—	1,450
Unrealized loss on investment securities, net of income taxes	—	—	—	—	—	—	—	(2,179)
Total other comprehensive loss	—	—	—	—		—	—	(2,932)
Total comprehensive income	—	—	—	—	—	—	—	74,334
Distributions and dividends on common stock	—	—	(7,173)	(193,934)	—	—	—	(201,107)
Restricted stock grant	50,000	5	(5)	—	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(187,577)	(18)	(4,034)	—	—	—	—	(4,052)
Effect of stock dividend	6,087,035	609	—	(609)	—	—	—	—
Cancellation of shares under share lending agreement	(2,034,212)	(204)	204	—	—	—	—	—
Exercise of stock options	31,906	3	395	—	—	—	—	398
Tax benefit of options exercised	—	—	579	—	—	—	—	579
Stock-based compensation	—	—	10,034	—	—	—	—	10,034
Contributions from non-controlling interest	—	—	—	—	—	—	248	248
Distributions to non-controlling interest	—	—	—	—	—	—	(11,545)	(11,545)
Balance, December 31, 2016	127,739,481	$12,774	$—	$(333,529)	$(11,245)	$—	$78,728	$(253,272)
The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$77,266	$66,472	$49,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,359	25,654	24,499
Non-cash stock-based expense	10,034	5,621	3,251
Acceleration of interest expense related to debt conversion	—	—	5,205
(Gain) loss on sale of assets	(42)	77	(540)
Deferred income taxes	12,571	(13,195)	22,026
Distributions from long-term investments	1,347	1,258	1,416
Gain on liquidation of long-term investments accounted for at cost	(189)	—	—
Equity in losses (earnings) from long-term investments	2,754	2,681	(3,140)
(Gain) loss on sale of investment securities available for sale	(2,907)	(11,138)	11
Equity in earnings from real estate ventures	(5,200)	(2,001)	(4,103)
Distributions from real estate ventures	23,446	5,894	5,152
Non-cash interest expense	10,549	6,504	35,584
Impairment of investment securities	5,381	12,846	—
Impairment of long-term investments	1,587	811	—
Impairment of real estate, net	—	230	—
Changes in assets and liabilities:
Receivables	(5,809)	(1,414)	(11,197)
Inventories	(3,317)	3,806	3,173
Accounts payable and accrued liabilities	(22,922)	37,936	5,708
Payments due under the Master Settlement Agreement	(10,968)	(2,796)	(925)
Other assets and liabilities, net	(18,304)	5,233	(27,858)
Net cash provided by operating activities	97,636	144,479	107,376

The accompanying notes are an integral part of the consolidated financial statements

VECTOR GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash flows from investing activities:
Sale of investment securities	$116,070	$270,576	$154,615
Maturities of investment securities	10,822	5,491	930
Purchase of investment securities	(117,211)	(214,146)	(305,731)
Proceeds from sale or liquidation of long-term investments	4,552	1,303	2,416
Purchase of long-term investments	(50)	(10,000)	(12,000)
Decrease (increase) in restricted assets	10,181	(6,889)	(872)
Investments in real estate ventures	(44,107)	(70,272)	(40,916)
Distributions from real estate ventures	33,204	17,563	7,309
Issuance of notes receivable	—	(4,410)	(8,250)
Proceeds from sale of fixed assets	45	4	4
Capital expenditures	(26,691)	(10,977)	(23,404)
Increase in cash surrender value of life insurance policies	(484)	(1,742)	(484)
Purchase of subsidiaries	(250)	—	(750)
Repayment of notes receivable	4,410	4,000	4,850
Purchase of preferred securities	—	—	(1,000)
Pay down of investment securities	9,212	8,739	1,849
Proceeds from sale of preferred securities	—	1,000	—
Investments in real estate held for sale	(245)	(12,603)	—
Net cash used in investing activities	(542)	(22,363)	(221,434)
Cash flows from financing activities:
Proceeds from issuance of debt	243,620	2,105	413,914
Repayments of debt	(5,365)	(6,684)	(12,601)
Deferred financing costs	(6,600)	(624)	(12,360)
Borrowings under revolver	144,294	153,361	886,130
Repayments on revolver	(110,614)	(167,915)	(898,788)
Dividends and distributions on common stock	(198,947)	(188,151)	(167,328)
Distributions to non-controlling interest	(11,545)	(3,280)	(9,339)
Contributions from non-controlling interest	248	813	—
Proceeds from exercise of Vector options	398	1,441	5,151
Tax benefit of options exercised	579	821	1,178
Net cash provided by (used in) financing activities	56,068	(208,113)	205,957
Net increase (decrease) in cash and cash equivalents	153,162	(85,997)	91,899
Cash and cash equivalents, beginning of year	240,368	326,365	234,466
Cash and cash equivalents, end of year	$393,530	$240,368	$326,365

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
(c) Cash and Cash Equivalents:
Cash includes cash on hand, cash on deposit in banks, and money market accounts. Cash equivalents is comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insure these balances, up to $250 and $500, respectively. Substantially all of the Company’s cash balances at December 31, 2016 are uninsured.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) Financial Instruments:
The carrying value of cash and cash equivalents, restricted assets, accounts receivable and short-term loans approximate their fair value.
The fair value of the senior secured notes and the variable interest senior convertible debentures for the years ended December 31, 2016 and 2015 was estimated based on current market quotations.
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
Liggett’s customers are primarily candy and tobacco distributors and large grocery, drug and convenience store chains. Two customers, accounted for 16% and 14% of Liggett's revenues in 2016 and 19% and 10% in 2015. One customer accounted for 19% of Liggett's revenues in 2014. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett’s customer base. Liggett’s two largest customers represented approximately 9% and 3%, respectively, of net accounts receivable at December 31, 2016 and 4% and 1%, respectively, at December 31, 2015. Liggett’s largest customer represented approximately 11% of net accounts receivable at December 31, 2014. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.
(g) Accounts Receivable:
Accounts receivable-trade are recorded at their net realizable value. The allowance for doubtful accounts and cash discounts was $361 and $479 at December 31, 2016 and 2015, respectively. Uncollectible accounts are written off when the likelihood of collection is remote and when collection efforts have been abandoned.
(h) Inventories:
Tobacco inventories are stated at the lower of cost and net realizable value with cost determined primarily by the last-in, first-out (LIFO) method at Liggett and Vector Tobacco. Although portions of leaf tobacco inventories may not be used or sold within one year because of the time required for aging, they are included in current assets, which is common practice in the industry. It is not practicable to determine the amount that will not be used or sold within one year.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i) Restricted Assets:
Current restricted assets of $7,330 and $9,195 at December 31, 2016 and 2015, respectively, consist primarily of certificates of deposits and supersedeas bonds. Long-term restricted assets of $3,986 and $12,303 at December 31, 2016 and 2015, respectively, consist primarily of certificates of deposit which collateralize letters of credit, supersedeas bonds and deposits on long-term debt. The certificates of deposit mature at various dates from February 2017 to August 2020. The carrying value of restricted assets approximate their fair value.
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
(k) Investments in Real Estate Ventures:
In accounting for its Investments in real estate ventures, the Company identified its participation in Variable Interest Entities (“VIE”), which are defined as entities in which the equity investors at risk have not provided enough equity at risk to finance its activities without additional subordinated support or the equity investors (1) cannot directly or indirectly make decisions about the entity’s activities through their voting rights or similar rights; (2) do not have the obligation to absorb the expected losses of the entity; (3) do not have the right to receive the expected residual returns of the entity; or (4) have voting rights that are not proportionate to their economic interests and the entity’s activities involve or are conducted on behalf of an investor with a disproportionately small voting interest.
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
Goodwill is tested for impairment at least annually as of October 1 and monitored for interim triggering events on an on-going basis. Other intangible assets with indefinite useful lives are not amortized, but rather, are tested for impairment at least annually. In evaluating goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among other relevant events and circumstances that affect the fair value of reporting units, the Company considers individual factors such as macroeconomic conditions, changes in the industry and the markets in which

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company operates as well as the historical and expected future financial performance. If the Company concludes that it is more likely than not that fair value is less than its carrying value, recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of the reporting unit to the Company’s carrying amount. Fair value is determined based on an income approach and a market approach that are equally weighted. If the carrying amount of the reporting unit, including the goodwill, exceeds the fair value of the reporting unit, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of the goodwill of the reporting unit. To the extent that the carrying amount exceeds the implied fair value of the goodwill, an impairment loss is recognized.
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
(o) Stock Options:
The Company accounts for employee stock compensation plans by measuring compensation cost for share-based payments at fair value at grant date. The fair value is recognized as compensation expense over the vesting period on a straight-line basis. The terms of certain stock options awarded under the 2014 Management Incentive Plan in February 2014 and under the 1999 Plan in November 2013, February 2013, December 2009 and January 2001 provide for common stock dividend equivalents (paid in cash at the same rate as paid on the common stock) with respect to the shares underlying the unvested portion of the options. The Company recognizes payments of the dividend equivalent rights on these options on the Company's consolidated balance sheet as reductions in additional paid-in capital until fully utilized and then accumulated deficit ($6,258, $5,566 and $4,612, net of income taxes, for the years ended December 31, 2016, 2015 and 2014, respectively), which are included as “Distributions and dividends on common stock” in the Company’s consolidated statement of stockholders’ deficiency.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for uncertainty in income taxes by recognizing the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. The guidance requires that a liability created for unrecognized deferred tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. The Company classifies all tax-related interest and penalties as income tax expense.
(q) Distributions and Dividends on Common Stock:
The Company records distributions on its common stock as dividends in its consolidated statement of stockholders’ deficiency to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in-capital to the extent paid-in-capital is available and then to accumulated deficit. The Company’s stock dividends are recorded as stock splits and given retroactive effect to earnings per share for all years presented.
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
Tobacco Shipping and Handling Fees and Costs:  Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs, which were $5,268 in 2016, $5,488 in 2015 and $5,585 in 2014 are recorded as operating, selling, administrative and general expenses.
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
(s) Advertising:
Tobacco and E-Cigarettes advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $3,397, $5,097 and $9,493 for the years ended December 31, 2016, 2015 and 2014, respectively.
Real estate advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $22,835, $25,657 and $14,952 for the years ended December 31, 2016 and 2015 and 2014, respectively.
(t) Comprehensive Income:
The Company presents net income and other comprehensive income in two separate, but consecutive, statements. The items are presented before related tax effects with detailed amounts shown for the income tax expense or benefit related to each component of other comprehensive income.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive loss, net of income taxes, were as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Net unrealized gains on investment securities available for sale, net of income taxes of $6,272, $7,758, and $12,706, respectively	$9,869	$12,048	$18,102
Net unrealized losses on long-term investment accounted for under the equity method, net of income tax benefits of $0, $0, and $1,156, respectively	—	—	(1,658)
Forward contracts adjustment, net of income taxes of $0, $11, and $36, respectively	(2)	(19)	(55)
Pension-related amounts, net of income taxes of $14,491, $13,977, and $12,167, respectively	(21,112)	(20,342)	(17,732)
Accumulated other comprehensive loss	$(11,245)	$(8,313)	$(1,343)

(u) Fair Value of Derivatives Embedded within Convertible Debt:
The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. A readily determinable fair value of the embedded derivatives is not available. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. At December 31, 2016, the range of estimated fair market values of the Company’s embedded derivatives was between $111,653 and $113,090. The Company recorded the fair market value of its embedded derivatives at the approximate midpoint of the range at $112,332 as of December 31, 2016. At December 31, 2015, the range of estimated fair market values of the Company’s embedded derivatives was between $143,422 and $144,660. The Company recorded the fair market value of its embedded derivatives at the midpoint of the range at $144,042 as of December 31, 2015. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 9.)
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
The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in Note 15: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.
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
(x) Other, Net:

Other, net consists of:

	Year Ended
	December 31,
	2016	2015	2014
Interest and dividend income	$6,018	$7,038	$5,803
Out-of-period adjustment	—	—	1,231
Acceleration of closing fee related to termination of Douglas Elliman joint venture	—	—	2,335
Impairment of real estate, net	—	(230)	—
Loss on sale of assets	—	(78)	—
Gain on long-term investment	190	390	—
Impairment of long-term investments	(1,203)	(811)	—
Other (expense) income	(273)	100	27
Other, net	$4,732	$6,409	$9,396

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
(y) Other Current Liabilities:
Other current liabilities consists of:

	December 31, 2016	December 31, 2015
Accounts payable	$10,573	$19,639
Accrued promotional expenses	23,763	24,816
Accrued excise and payroll taxes payable, net	10,044	26,556
Accrued interest	35,449	28,147
Commissions payable	6,164	11,008
Accrued salaries and benefits	26,958	22,774
Other current liabilities	22,901	21,277
Total other current liabilities	$135,852	$154,217
(z) New Accounting Pronouncements:

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230) ("ASU 2016-18"). ASU 2016-18 provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2017 using a retrospective adoption method and early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-18 will have on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under ASU 2016-17, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. As a result of ASU 2016-17, in certain cases, previous consolidation conclusions may change. ASU 2016-17 is effective for the Company's fiscal year beginning January 1, 2017 with retrospective application to January 1, 2016. The Company is currently assessing the impact the adoption of ASU 2016-17 will have on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice on how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. ASU 2016-15 also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 is effective for the Company's fiscal year beginning January 1, 2018. Early adoption is permitted. The standard requires application using a retrospective transition method. The Company is currently assessing the impact the adoption of ASU 2016-15 will have on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 modifies U.S. GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. ASU 2016-09 is effective for the Company's fiscal year beginning January 1, 2017, including interim periods. Early application is permitted. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. The Company is currently assessing the impact the adoption of ASU 2016-08 and ASU 2014-09 will have on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods. The Company will apply the guidance prospectively for all future applications of the equity method of previously held investments subsequent to the adoption date.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force) (“ASU 2016-06”). ASU 2016-06 clarifies the requirement for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under ASU 2016-06 is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments in ASU 2016-06 are effective for the Company's fiscal year beginning January 1, 2017, including interim periods. The Company is currently evaluating the method and impact the adoption of ASU 2016-06 will have on the Company's consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current U.S. GAAP. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2019 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments -- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those reporting periods. Earlier adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted for annual reporting periods beginning subsequent to December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or with the cumulative effect of initially applying it recognized at the date of initial application. The Company is evaluating the effect of the adoption of ASU 2014-09 will have on its consolidated financial statements.

2.	EARNINGS PER SHARE

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividends paid to Company stockholders on September 29, 2016, September 29, 2015 and September 26, 2014. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividends. The dividends were recorded at par value of $609 in 2016, $584 in 2015 and $520 in 2014, since the Company did not have retained earnings in each of the aforementioned years. In connection with the 5% stock dividends, the Company increased the number of shares subject to outstanding stock options by 5% and reduced the exercise prices accordingly.
For purposes of calculating basic earnings per share (“EPS”), net income available to common stockholders attributed to Vector Group Ltd. for the period are reduced by the contingent interest and the non-cash interest expense associated with the discounts created by the beneficial conversion features and embedded derivatives related to the Company’s convertible debt issued. The convertible debt issued by the Company are participating securities due to the contingent interest feature and had no impact on EPS for the years ended December 31, 2016, 2015 and 2014 as the dividends on the common stock reduced earnings available to common stockholders so there were no unallocated earnings.
As discussed in Note 14, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under authoritative guidance. The Company recognizes payments of the dividend equivalent rights ($6,258, net of income taxes of $435, $5,566, net of income taxes of $211, and $4,612, net of income taxes of $306, for the years ended December 31, 2016, 2015 and 2014, respectively) on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet. As a result, in its calculation of basic EPS for the years ended December 31, 2016, 2015 and 2014, respectively, the Company has adjusted its net income for the effect of these participating securities as follows:

	2016	2015	2014
Net income attributed to Vector Group Ltd.	$71,127	$59,198	$36,856
Income attributable to participating securities	(2,241)	(1,752)	(1,024)
Net income available to common stockholders attributed to Vector Group Ltd.	$68,886	$57,446	$35,832

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
Basic and diluted EPS were calculated using the following shares for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Weighted-average shares for basic EPS	124,031,786	123,648,565	113,479,170
Plus incremental shares related to stock options and non-vested restricted stock	227,790	33,632	70,069
Weighted-average shares for diluted EPS	124,259,576	123,682,197	113,549,239

The following non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the years ended December 31, 2016, 2015 and 2014 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

	Year Ended December 31,
	2016	2015	2014
Weighted-average number of shares issuable upon conversion of debt	26,140,250	26,369,018	33,827,057
Weighted-average conversion price	$18.70	$18.62	$16.03

The Company’s convertible debt was anti-dilutive in 2016, 2015 and 2014.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at December 31, 2016 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$34,956	$16,141	$(254)	$50,843
Mutual funds invested in fixed income securities	20,507	81	(6)	20,582
Marketable debt securities	85,297	181	—	85,478
Total investment securities available for sale	$140,760	$16,403	$(260)	$156,903

The components of investment securities available for sale at December 31, 2015 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$47,502	$19,833	$(62)	$67,273
Mutual funds invested in fixed income securities	20,126	—	(15)	20,111
Marketable debt securities	94,540	52	—	94,592
Total investment securities available for sale	$162,168	$19,885	$(77)	$181,976

The table below summarizes the maturity dates of marketable debt securities at December 31, 2016.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$30,642	$—	$30,642	$—
Corporate securities	36,687	4,364	32,173	150
U.S. mortgage-backed securities	6,500	—	36	6,464
Commercial mortgage-backed securities	1,398	—	—	1,398
Commercial paper	8,980	8,980	—	—
Index-linked U.S. bonds	770	—	770	—
Foreign fixed-income securities	501	$—	$501	$—
Total marketable debt securities by maturity dates	$85,478	$13,344	$64,122	$8,012

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The available-for-sale investment securities with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	In loss position for
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
December 31, 2016
Marketable equity securities	$5,746	$(254)	$—	$—	$5,746	$(254)
Mutual funds invested in fixed income securities	10,253	(6)			10,253	(6)
	$15,999	$(260)	$—	$—	$15,999	$(260)

December 31, 2015
Marketable equity securities	$5,938	$(62)	$—	$—	$5,938	$(62)
Mutual funds invested in fixed income securities	10,053	(15)	—	—	10,053	(15)
	$15,991	$(77)	$—	$—	$15,991	$(77)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from equity and debt securities are due to market price movements. The Company believes the unrealized losses associated with the Company's equity securities will be recovered in the future.

Gross realized gains and losses on available-for-sale investment securities were as follows:

	Year Ended December 31,
	2016	2015	2014
Gross realized gains on sales	$3,408	$13,727	$275
Gross realized losses on sales	(501)	(2,589)	(286)
Gains (losses) on sale of investment securities available for sale	$2,907	$11,138	$(11)

Other-than-temporary impairments	$(5,381)	$(12,846)	$—

The Company recorded an “Other-than-temporary-impairment” charge of $5,381 and $12,846 for the year ended December 31, 2016 and 2015, respectively. No impairment was recorded for the year ended December 31, 2014. The largest components of these total charges were $4,772 and $6,895 for the year ended December 31, 2016 and 2015, respectively, related to Morgans Hotel Group Co. (“MHGC”), a company where Vector's President and Chief Executive Officer also served as Chairman of the Board of Directors. On December 1, 2016, MHGC merged with another company and, as a result, the common shares of MHGC ceased to be outstanding and were converted into the right to receive $2.25 in cash. The Company received $5,535 for its investment in MHGC and recorded a gain of $2,140, after recognizing an impairment charge of $4,772 in the first quarter of 2016.
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
Proceeds from investment securities sales totaled $116,070, $270,576 and $154,615 and proceeds from early redemptions by issuers totaled $20,034, $14,230 and $2,779 for the years ended December 31, 2016, 2015 and 2014, respectively, mainly from sales of Corporate securities and U.S. Government securities.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVENTORIES
Inventories consist of:

	December 31, 2016	December 31, 2015
Leaf tobacco	$46,253	$49,856
Other raw materials	3,733	3,578
Work-in-process	633	789
Finished goods	65,052	61,493
E-Cigarettes	—	80
Inventories at current cost	115,671	115,796
LIFO adjustments	(25,837)	(29,280)
	$89,834	$86,516

All of the Company’s inventories, excluding amounts related to prepaid MSA cost and federal excise taxes, at December 31, 2016 and 2015 have been reported under the LIFO method. The $25,837 LIFO adjustment as of December 31, 2016 decreases the current cost of inventories by $17,632 for Leaf tobacco, $214 for Other raw materials, $29 for Work-in-process, and $7,962 for Finished goods. The $29,280 LIFO adjustment as of December 31, 2015 decreased the current cost of inventories by $19,863 for Leaf tobacco, $643 for Other raw materials, $33 for Work-in-process, $8,736 for Finished goods and $5 for E-Cigarettes. Cost of goods sold was reduced by $211 and $1,703 for the year ended December 31, 2016 and December 31, 2015, respectively, due to liquidations of LIFO inventories.
The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At December 31, 2016, Liggett had tobacco purchase commitments of approximately $10,874. The Company has a single source supply agreement for reduced ignition propensity cigarette paper through 2019.
The Company capitalizes the incremental prepaid cost of the MSA and federal excise taxes in ending inventory. Each year, the Company capitalizes in inventory that portion of its MSA liability that relates to cigarettes shipped to the public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $17,364 and $15,796 at December 31, 2016 and 2015, respectively. Federal excise tax in inventory was $25,888 at December 31, 2016 and $23,455 at December 31, 2015.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	December 31, 2016	December 31, 2015
Land and improvements	$1,442	$1,442
Buildings	16,010	15,908
Machinery and equipment	184,623	178,131
Leasehold improvements	32,419	21,142
	234,494	216,623
Less accumulated depreciation and amortization	(154,046)	(140,991)
	$80,448	$75,632

Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2016, 2015 and 2014 was $20,782, $20,423 and $17,843, respectively.

Future machinery and equipment purchase commitments at Liggett were $805 and $832 at December 31, 2016 and 2015, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	December 31, 2016	December 31, 2015
Investments accounted at cost	$35,476	$41,231
Investments accounted under the equity method	17,721	21,495
	$53,197	$62,726

(a) Cost-Method Investments:
Long-term investments accounted at cost consisted of the following:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment partnerships	$34,975	$40,569	$40,730	$44,217
Real estate partnership	501	494	501	552
	$35,476	$41,063	$41,231	$44,769

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
The Company invested an aggregate $5,000 in three additional investment partnerships in 2015. The principal business of these investment partnerships is investing in investment securities. The Company also invested $5,000 in a reinsurance company in 2015. The Company received cash distributions of $4,741, $587 and $549 from limited partnerships in 2016, 2015 and 2014, respectively.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Equity-Method Investments:

Long-term investments accounted for under the equity method consisted of the following:

	December 31, 2016	December 31, 2015
Indian Creek Investors LP ("Indian Creek")	$5,248	$4,989
Boyar Value Fund ("Boyar")	7,816	7,302
Ladenburg Thalmann Financial Services Inc. ("LTS")	4,657	9,204
Castle Brands, Inc. ("Castle")	—	—
	$17,721	$21,495

At December 31, 2016, the Company's ownership percentages in Indian Creek, Boyar, LTS and Castle were 20.22%, 31.99%, 8.28% and 7.88%, respectively. The Company accounted for Indian Creek and Boyar interests as equity-method investments because the Company's ownership percentage meets the threshold for equity-method accounting. The Company accounted for the LTS and Castle interests as equity-method investments because the Company has the ability to exercise significant influence over their operating and financial policies.
The value of Boyar, based on the quoted market price as of December 31, 2016, was $7,816, equal to its carrying value. Ladenburg Thalmann Fund Management, LLC, an indirect subsidiary of LTS, is the manager of Boyar.
At December 31, 2016, the aggregate values of the LTS and Castle investments, based on the quoted market price, were $37,067 and $9,630, respectively. The difference between the amount at which the LTS and Castle investments are carried and the amount of underlying equity in net assets was $24,431 and $1,857, respectively. This basis difference represents other direct financial activities and is being accounted for as part of the equity investment.
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
The Company received cash distributions of $1,158, $2,364 and $3,283 from the Company's investments in long-term investments under the equity method in 2016, 2015 and 2014, respectively. The Company recognized equity in losses in long-term investments under the equity method of $2,754 and $2,681 in 2016 and 2015, respectively. The Company recognized equity in earnings in long-term investments under the equity method of $3,140 in 2014. The Company has suspended its recognition of equity in losses in Castle to the extent such losses exceed its basis.
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

(c) Combined Financial Statements for Unconsolidated Subsidiaries
Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for Indian Creek and Boyar.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2016	December 31, 2015
Investment securities	$67,546	$40,676
Cash and cash equivalents	33	101
Other assets	28	8,664
Total assets	$67,607	$49,441

Other liabilities	$17,216	$408
Total liabilities	17,216	408
Partners' capital	50,391	49,033
Total liabilities and partners' capital	$67,607	$49,441

	Year Ended December 31,
	2016	2015	2014
Investment income	$438	$565	$3,314
Expenses	(684)	(868)	(1,298)
Net investment (loss) income	(246)	(303)	2,016
Total net realized gain (loss) and net change in unrealized depreciation from investments	3,341	(14,809)	(168)
Net increase (decrease) in partners' capital resulting from operations	$3,095	$(15,112)	$1,848

Pursuant to Rule 4-08(g), the following summarized financial data is presented for LTS. The Company has elected a three-month lag reporting period for LTS.

	September 30, 2016	September 30, 2015
Cash and cash equivalents	$105,989	$114,548
Receivables from clearing brokers, note receivable and other receivable, net	115,887	115,334
Goodwill and intangible assets, net	251,411	269,774
Other assets	70,469	63,634
Total assets	$543,756	$563,290

Accrued compensation, commissions and fees payable	$76,191	$72,936
Accounts payable and accrued liabilities	37,189	24,615
Notes payable, net of $1,001 and $1,655 unamortized discount in 2016 and 2015, respectively	48,364	59,184
Other liabilities	30,716	21,487
Total liabilities	192,460	178,222
Preferred stock	1	1
Common stock	19	19
Additional paid-in capital	509,335	517,988
Accumulated deficit	(158,055)	(132,952)
Total controlling shareholders' equity	351,300	385,056
Non-controlling interest	(4)	12
Total shareholders' equity	351,296	385,068
Total liabilities and shareholders' equity	$543,756	$563,290

(1) The table above presents the nature and amounts of the major components of assets and liabilities, along with information regarding redeemable stock and non-controlling interest.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended September 30,
	2016	2015	2014
Revenues	$1,104,227	$1,122,735	$867,756
Expenses	(1,119,366)	(1,132,010)	(856,072)
Gross (loss) profit	(15,139)	(9,275)	11,684
Change in fair value of contingent consideration	(154)	31	12
(Loss) income from continuing operations	(15,293)	(9,244)	11,696
Net (loss) income	$(25,159)	$4,396	$22,482

Pursuant to Rule 4-08(g), the following summarized financial data is presented for Castle. The Company has elected a three-month lag reporting period for Castle.

	September 30, 2016	September 30, 2015
Current assets	$42,285	$36,922
Non-current assets	9,085	9,845
Total assets	$51,370	$46,767

Current liabilities	$12,583	$9,947
Non-current liabilities	15,215	13,696
Total liabilities	27,798	23,643
Total controlling shareholders' equity	19,838	19,978
Non-controlling interest	3,734	3,146
Total shareholders' equity	23,572	23,124
Total liabilities and shareholders' equity	$51,370	$46,767

	Twelve Months Ended September 30,
	2016	2015	2014
Revenues	$73,549	$67,143	$51,426
Expenses	(44,236)	(41,317)	(32,495)
Gross profit	29,313	25,826	18,931
Other expenses	(28,338)	(25,920)	(20,399)
Income (loss) from continuing operations	975	(94)	(1,468)
Net loss	$(1,263)	$(2,946)	$(4,845)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    NEW VALLEY LLC
(a) Investments in real estate ventures.
New Valley also holds equity investments in various real estate projects domestically and internationally. The majority of New Valley's investment in real estate ventures were located in the New York City Standard Metropolitan Statistical Area ("SMSA"). New Valley aggregated the disclosure of its investments in real estate ventures by property type and operating characteristics.
The components of “Investments in real estate ventures” were as follows:

	Range of Ownership	December 31, 2016	December 31, 2015
Condominium and Mixed Use Development:
New York City SMSA	3.1% - 49.5%	$131,770	$138,247
All other U.S. areas	15.0% - 48.5%	40,950	25,776
		172,720	164,023
Apartment Buildings:
All other U.S. areas	7.6% - 16.3%	8,287	15,754
		8,287	15,754
Hotels:
New York City SMSA	5.2%	21,895	19,697
International	49.0%	3,037	10,228
		24,932	29,925
Commercial:
New York City SMSA	49.0%	3,290	5,449
All other U.S. areas	2.1%	10,000	—
		13,290	5,449

Other	50.0%	2,029	2,017
Investments in real estate ventures		$221,258	$217,168

Contributions
New Valley made contributions to its investments in real estate ventures as follows:

	December 31, 2016	December 31, 2015
Condominium and Mixed Use Development:
New York City SMSA	$5,661	$48,232
All other U.S. areas	23,874	12,836
	29,535	61,068
Hotels:
New York City SMSA	4,082	1,896
International	490	1,377
	4,572	3,273
Commercial:
New York City SMSA	—	5,931
All other U.S. areas	10,000	—
	10,000	5,931

Total contributions	$44,107	$70,272

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year-ended December 31, 2016, New Valley did not make certain capital contributions to Monad Terrace. This resulted in a change in ownership percentage from 31.3% to 24.3%. For other ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the years ended December 31, 2016 and December 31, 2015. New Valley's direct investment percentage for these ventures did not change.
Distributions
New Valley received distributions from its investments in real estate ventures as follows:

	December 31, 2016	December 31, 2015
Condominium and Mixed Use Development:
New York City SMSA	$(27,574)	$(18,787)
All other U.S. areas	(10,336)	—
	(37,910)	(18,787)
Apartment Buildings:
All other U.S. areas	(9,055)	(3,290)
	(9,055)	(3,290)
Hotels:
International	(8,120)	—
	(8,120)	—
Commercial:
New York City SMSA	(515)	(480)
	(515)	(480)

Other	(1,050)	(900)
Total distributions	$(56,650)	$(23,457)
Of the distributions received by New Valley from its investment in real estate ventures, $23,446 and $5,894 were from distributions of earnings and $33,204 and $17,563 were a return of capital for the years ended December 31, 2016 and December 31, 2015, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity in Earnings (Losses) from Real Estate Ventures
New Valley recognized equity in earnings (losses) from real estate ventures as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Condominium and Mixed Use Development:
New York City SMSA	$7,432	$4,533	$7,806
All other U.S. areas	(1,793)	(869)	100
	5,639	3,664	7,906
Apartment Buildings:
All other U.S. areas	1,588	527	341
	1,588	527	341
Hotels:
New York City SMSA	(1,884)	(1,540)	(2,643)
International	439	(1,594)	(1,612)
	(1,445)	(3,134)	(4,255)
Commercial:
New York City SMSA	(1,644)	(2)	—
	(1,644)	(2)	—

Other	1,062	946	111
Total equity in earnings from real estate ventures	$5,200	$2,001	4,103

Investment in Real Estate Ventures Entered Into During 2016
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

In December 2016, New Valley invested $10,000 for an approximate 2.1% interest in Wynn/CA JV, LLC. The purpose of the joint venture is to own and operate retail space in the Wynn Resort in Las Vegas, Nevada. The joint venture is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Wynn Las Vegas Retail was $10,000 at December 31, 2016.

VIE Consideration
It was determined that New Valley is the primary beneficiary of two joint ventures as New Valley controls the activities that most significantly impact economic performance of the entities. Therefore, New Valley consolidates these VIEs.
The carrying amount of the consolidated VIEs' assets were $14,385 and $13,702 for the years ended December 31, 2016 and 2015, respectively. Those assets are owned by the VIEs, not the Company. Neither of the consolidated VIEs had non-recourse liabilities as of December 31, 2016 and 2015. A VIE's assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company's senior notes and other debts payable.
For the remaining investments in real estate ventures, New Valley determined that the entities were variable interest entities but New Valley was not the primary beneficiary.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maximum Exposure to Loss
New Valley's maximum exposure to loss was as follows:

December 31, 2016
Condominium and Mixed Use Development:
New York City SMSA	$133,335
All other U.S. areas	46,712
180,047
Apartment Buildings:
All other U.S. areas	8,287
8,287
Hotels:
New York City SMSA	21,895
International	3,037
24,932
Commercial:
New York City SMSA	3,290
All other U.S. areas	10,000
13,290
Other	2,029
Total maximum exposure to loss	$228,585
New Valley capitalized $11,433 and $9,928 of interest expense into the carrying value of its ventures whose projects were currently under development during the years ended December 31, 2016 and December 31, 2015, respectively.
Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its joint venture investments. Douglas Elliman had gross commissions of approximately $15,078 and $3,077 from these projects for the years ended December 31, 2016 and December 31, 2015, respectively.
(b) Combined Financial Statements for Unconsolidated Subsidiaries:
Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for the following entities: Condominium and Mixed Use Development (10 Madison West , The Marquand, 11 Beach Street, 160 Leroy Street, 215 Chrystie Street, Queens Plaza South, 111 Murray Street, 87 Park, 20 Times Square, 25-19 43rd Avenue - The Dutch LIC, 76 Eleventh Avenue, Monad Terrace, West Hollywood Edition and 125 Greenwich Street) Apartment Buildings (ST Portfolio and Maryland Portfolio), Hotels (Coral Beach, Park Lane Hotel, and Hotel Taiwana) and Commercial (Harmon Meadow and Wynn Las Vegas Retail). New Valley has elected a one-month lag reporting period for 10 Madison West, Hotel Taiwana, 11 Beach Street, Maryland Portfolio, 20 Times Square, 160 Leroy Street, 215 Chrystie Street, 87 Park, 125 Greenwich Street, Harmon Meadow, Monad Terrace, Park Lane Hotel, ST Portfolio, Coral Beach, West Hollywood Edition and Wynn Las Vegas Retail. New Valley has elected a three month lag reporting period for The Marquand, Queens Plaza South, 111 Murray Street, 25-19 43rd Avenue - The Dutch LIC and 76 Eleventh Avenue.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condominium and Mixed Use Development:

	Year Ended December 31,
	2016	2015	2014
Income Statement
Revenue	$511,844	$141,884	$182,635
Cost of Goods Sold	303,020	92,837	96,993
Other Expenses	42,566	10,672	6,798
Income from continuing operations	$166,258	$38,375	$78,844

	December 31, 2016	December 31, 2015
Balance Sheets
Investment in real estate	$3,413,928	$2,921,611
Total assets	3,786,206	3,237,835
Total debt	2,478,574	2,014,682
Total liabilities	2,687,351	2,195,940
Non controlling interest	564,194	535,573

Apartment & Office Buildings:

	Year Ended December 31,
	2016	2015	2014
Income Statement
Revenue	$87,225	$83,871	$85,704
Other Expenses	83,117	75,384	86,153
Income from continuing operations	$4,108	$8,487	$(449)

	December 31, 2016	December 31, 2015
Balance Sheets
Investment in real estate	$488,732	$590,331
Total assets	522,459	626,513
Total debt	475,668	512,479
Total liabilities	484,377	529,692
Non controlling interest	(9,931)	(4,463)

Hotels:

	Year Ended December 31,
	2016	2015	2014
Income Statement
Revenue	$81,517	$83,324	$82,899
Cost of Goods Sold	4,262	3,837	3,064
Other Expenses	114,582	112,069	133,258
Loss from continuing operations	$(37,327)	$(32,582)	$(53,423)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2016	December 31, 2015
Balance Sheets
Investment in real estate	$781,461	$824,753
Total assets	854,559	894,447
Total debt	491,200	511,029
Total liabilities	509,385	538,426
Non controlling interest	312,113	294,470

Commercial:

	Year Ended December 31,
	2016	2015	2014
Income Statement
Revenue	$8,410	$5,638
Other Expenses	11,195	5,642
Loss from continuing operations	$(2,785)	$(4)	$—

	December 31, 2016	December 31, 2015
Balance Sheets
Investment in real estate	$61,091	$65,398
Total assets	74,512	67,343
Total debt	55,625	55,624
Total liabilities	57,601	56,415
Other:

	Year Ended December 31,
	2016	2015	2014
Income Statement
Revenue	$3,344	$3,030	$2,714
Other Expenses	1,227	1,049	1,019
Income from continuing operations	$2,117	$1,981	$1,695

	December 31, 2016	December 31, 2015
Balance Sheets
Total assets	$5,382	$5,157
Total liabilities	$1,230	$1,022

(c) Guarantees and Commitments:
The joint venture agreements by which New Valley invests in real estate set forth certain conditions where New Valley or its affiliate is required to contribute payments towards the satisfaction of liabilities of the other partners in the joint venture, or to otherwise indemnify other partners. Mostly these contribution/indemnity requirements are triggered in the event New Valley or its affiliate commits an act that results in liability of another partner under a guarantee that the other partner has given to a lender in connection with a mortgage or mezzanine loan. The guarantees given in connection with the loans may include non-recourse carve-out guarantees, environmental indemnities, carry guarantees and/or completion guarantees, depending on the specific project. In some instances, New Valley or its affiliate would be proportionately liable in the event of liability under a guarantee that is not the fault of any of the partners in the joint venture. In very limited circumstances, New Valley has agreed to be a guarantor directly in connection with a loan, but in almost all of New Valley’s investments, neither New Valley nor any of its affiliates is a direct

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guarantor under the loan documents. In some instances, New Valley and its partners have guaranteed the debt of certain unconsolidated entities. As of December 31, 2016 and 2015, no events are known to the Company that would trigger any guarantees or contribution requirements by New Valley related to its unconsolidated entities.
As of December 31, 2016 and 2015, the aforementioned contribution/indemnity obligations and guarantees were not material to the Company. The Company believes that as of December 31, 2016, in the event New Valley becomes legally obligated to contribute funds or otherwise indemnify another partner due to a triggering event under a guarantee, or becomes legally obligated as a guarantor (in the limited circumstances where New Valley is a direct guarantor under the loan documents), the real estate underlying the applicable project is expected to be sufficient to largely repay any guaranteed obligation (although a lender need not necessarily resort to foreclosing on the real estate before seeking recourse under a loan guarantee). In one of New Valley's projects, New Valley and its partner have guaranteed approximately $6,000 of a construction loan. The guarantee is automatically reduced for all additional capital contributions New Valley and it partner contribute to the investment, and for any additional equity raised for the project. In another project, New Valley has executed limited recourse guarantees with a maximum exposure to New Valley of approximately $5,400.
If New Valley is required to make a payment under any guarantee, the payment would constitute a capital contribution or loan to the New Valley unconsolidated entity and increase New Valley's investment in the unconsolidated entity and its share of any funds the entity distributes.
(d) Investments in Real Estate, net:
The components of “Investments in Real Estate, net” were as follows:

	December 31, 2016	December 31, 2015
Escena, net	$10,792	$10,716
Sagaponack	12,848	12,602
Investment in real estate, net	$23,640	$23,318
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
The assets have been classified as an “Investments in Real Estate, net” on the Company’s consolidated balance sheet and the components are as follows:

	December 31, 2016	December 31, 2015
Land and land improvements	$8,907	$8,907
Building and building improvements	1,878	1,875
Other	2,028	1,923
	12,813	12,705
Less accumulated depreciation	(2,021)	(1,989)
	$10,792	$10,716

The Company recorded an operating loss of $899, $789 and $760 for the years ended December 31, 2016, 2015 and 2014, respectively, from Escena. The operating loss recorded for the year ended December 31, 2015 includes an impairment charge of $230 related to the golf course.

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly owned and the balances of the project are included in the consolidated financial statements of the Company. As of December 31, 2016, the assets of Sagaponack consist of land and land improvements of $12,848.

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

In May 2014, the Indian Creek property was sold for $14,400. New Valley recognized income of approximately $2,400 from the sale for the year ended December 31, 2014. The project has concluded.
Real Estate Market Conditions.  Because of the risks and uncertainties of the real estate markets, the Company will continue to perform additional assessments to determine the impact of the markets, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of Goodwill and other intangible assets, net were as follows:

	December 31, 2016	December 31, 2015
Goodwill	$70,815	$70,791

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	3,592	5,657

Total goodwill and other intangible assets, net	$261,918	$263,959

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
The Company follows ASC 350, Intangibles -- Goodwill and Other, included in ASU 2011-08, Testing Goodwill for Impairment. The Company performed the qualitative assessment for the year ended December 31, 2016 and determined that performing the first step of the two-step impairment test was unnecessary.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets and contract liabilities assumed were as follows:

	Useful Lives in Years	December 31, 2016	December 31, 2015
Intangible asset associated with benefit under the MSA	Indefinite	$107,511	$107,511

Trademark - Douglas Elliman	Indefinite	80,000	80,000

Favorable leases	1 - 10	13,444	13,444
Other intangibles	1 - 5	5,816	5,691
		19,260	19,135
Less: Accumulated amortization on amortizable intangibles		(15,668)	(13,478)
Other intangibles, net		$3,592	$5,657

Contract liabilities assumed:

Unfavorable leases	1 - 10	$4,022	$4,022
Less: Accumulated amortization on amortizable intangibles		(2,204)	(1,591)
Unfavorable leases, net		$1,818	$2,431

The intangible asset associated with the benefit under the MSA relates to the market share payment exemption of The Medallion Company Inc. (now known as Vector Tobacco Inc.), acquired in April 2002, under the MSA, which states payments under the MSA continue in perpetuity. As a result, the Company believes it will realize the benefit of the exemption for the foreseeable future.
The fair value of the intangible asset associated with the benefit under the MSA is calculated using discounted cash flows. This approach involves two steps: (i) estimating future cash savings due to the payment exemption under the MSA and (ii) and discounting the resulting cash flow savings to determine fair value. This fair value is then compared with the carrying value of the intangible asset associated with the benefit under the MSA. To the extent that the carrying amount exceeds the implied fair value of the intangible asset, an impairment loss is recognized. The Company performed its impairment test for the year ended December 31, 2016 and no impairment was noted.
The trademark intangible is attributed to the acquisition of the Douglas Elliman Realty brand name which the Company plans to continue using for the foreseeable future. The fair value of the intangible asset associated with the Douglas Elliman trademark is calculated using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. The Company performed the qualitative assessment for the year ended December 31, 2016 and no impairment was noted.
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
Amortization of other intangibles was $1,462 and $5,080 for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2015, $1,925 was taken as an offset to revenue, which relate to amortization of backlog and listing inventory intangible assets and $208 was taken as other amortization expense. For the years ended December 31, 2016 and December 31, 2015, respectively $2,075 and $3,730 were taken as rent expense for amortization of favorable leases and $613 and $783 were taken as offsets to rent expense for amortization of unfavorable leases. Amortization expense is estimated to be $932 and $833, amortization income from unfavorable lease contracts of $166 and $22, and amortization expense of $82 during the five years ended December 31, 2017 through 2021, respectively, and amortization income of $7 thereafter.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consist of:

	December 31, 2016	December 31, 2015
Vector:
7.75% Senior Secured Notes due 2021, including premium of $13,954 and $8,014	$848,954	$608,014
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $71,247 and $86,136*	187,503	172,614
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $108,480 and $132,119*	121,520	97,881
Liggett:
Revolving credit facility	37,163	3,213
Term loan under credit facility	2,999	3,269
Equipment loans	4,519	9,716
Other	591	461
Total notes payable, long-term debt and other obligations	1,203,249	895,168
Less:
Debt issuance costs	(30,798)	(30,141)
Total notes payable, long-term debt and other obligations	1,172,451	865,027
Less:
Current maturities	(39,508)	(8,919)
Amount due after one year	$1,132,943	$856,108
_____________________________

*
The fair value of the derivatives embedded within the 5.5% Variable Interest Senior Convertible Debentures ($59,433 at December 31, 2016 and $71,959 at December 31, 2015, respectively) and the 7.5% Variable Interest Senior Convertible Debentures ($52,899 at December 31, 2016 and $72,083 at December 31, 2015, respectively) is separately classified as a derivative liability in the consolidated balance sheets.

Senior Secured Notes - Vector:
7.75% Senior Secured Notes due 2021:
In February 2013, the Company issued $450,000 of its 7.75% Senior Secured Notes due 2021. The aggregate net proceeds from the issuance of the 7.75% Senior Secured Notes were approximately $438,250 after deducting offering expenses. On April 15, 2014, the Company completed the sale of an additional $150,000 principal amount of its 7.75% Senior Secured Notes due 2021 for a price of 106.75%. The Company received net proceeds of approximately $158,670 after deducting underwriting discounts, commissions, fees and offering expenses. On May 9, 2016, the Company completed the sale of an additional $235,000 principal amount of its 7.75% Senior Secured Notes due 2021 for a price of 103.5%. The Company received net proceeds of approximately $236,900 after deducting underwriting discounts, commissions, fees and offering expenses.
On January 27, 2017, the Company completed the sale of $850,000 of its 6.125% senior secured notes due 2025 (the “6.125% Notes”). The Company used the net cash proceeds from the 6.125% Notes offering, together with the proceeds of the concurrent sale of 2,000,000 of its common shares, to redeem all of the Company’s outstanding 7.75% Senior Secured Notes due 2021 and to satisfy and discharge the indenture governing the existing 7.75% Senior Secured Notes due 2021.
The 7.75% Senior Secured Notes paid interest on a semi-annual basis at a rate of 7.75% per year and matured on February 15, 2021. The 7.75% Senior Secured Notes were guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses. (See Note 21.) In addition, some of the guarantees were collateralized by second priority or first priority security interests in certain collateral of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.125% Senior Secured Notes due 2025 — Vector
In January 2017, the Company sold $850,000 of its 6.125% Senior Secured Notes due 2025 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The aggregate net proceeds from the sale of the 6.125% Senior Secured Notes were approximately $831,100 after deducting underwriting discounts, commissions, fees and offering expenses. As discussed above, the Company is using the net proceeds of the issuance to redeem all of the Company's outstanding 7.75% Senior Secured Notes due 2021. The Company will account for the redeemed $835,000 of the 7.75% senior secured notes as an extinguishment of the debt.
The 6.125% Senior Secured Notes pay interest on a semi-annual basis at a rate of 6.125% per year and mature on February 1, 2025. The Company may redeem some or all of the 6.125% Senior Secured Notes at any time at a make-whole redemption price. On or after February 1, 2020, the Company may redeem some or all of the 6.125% Senior Secured Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, as defined in the indenture governing the 6.125% Senior Secured Notes, each holder of the 6.125% Senior Secured Notes may require the Company to repurchase some or all of its 6.125% Senior Secured Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase. If the Company sells certain assets and does not apply the proceeds as required pursuant to the indenture, it must offer to repurchase the 6.125% Senior Secured Notes at the prices listed in the indenture.
The 6.125% Senior Secured Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the wholly owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses. (See Note 21.) In addition, some of the guarantees are collateralized by first priority or second priority security interests in certain assets of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.75% Variable Interest Senior Convertible Note due 2015, as amended:
On March 14, 2014, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted $25,000 principal balance of the $50,000 Note into 2,455,877 of the Company's common shares. The Company recorded non-cash accelerated interest expense related to the converted debt of $3,679 for the year ended December 31, 2014. The debt conversion resulted in a reduction of debt and an increase to equity in the amount of $25,000.
On November 14, 2014, the Note was amended whereby the stated maturity date of the Note was extended from November 15, 2014 to February 15, 2015. On February 3, 2015, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted the remaining $25,000 principal balance of the $50,000 Note into 2,455,876 of our common stock.
The holder of the 6.75% Note was an entity affiliated with Dr. Phillip Frost, whose ownership is approximately 15.3% of the Company’s common stock as of February 21, 2017.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Lending Agreement:
In connection with the offering of its 2019 Convertible Notes in November 2012, the Company lent Jefferies & Company (“Jefferies”), the underwriter for the offering, a total of 7,431,606 shares of the Company’s common stock under the Share Lending Agreement. Jefferies is entitled to offer and sell such shares and use the sale to facilitate the establishment of a hedge position by investors in the notes and will receive all proceeds from the common stock offerings and lending transactions under the Share Lending Agreement. The Company received a nominal lending fee of $0.10 per share for each share of common stock that the Company lent pursuant to the Share Lending Agreement.
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
The Company received a nominal fee for the loaned shares and determined the fair value of the Share Lending Agreement was $3,204 at the date of issuance based on the present value of the future cash flows attributed to an estimated reduction in stated interest due to the presence of the Share Lending Agreement. The $3,204 fair value was recognized as a debt financing charge and is being amortized to interest expense over the term of the notes. In November 2012 and September 2016, 3,715,804 and 2,135,923 shares were returned but no cash was exchanged, respectively. As of December 31, 2016, 1,579,879 shares were outstanding on the Share Lending Agreement and $466 had been amortized to interest expense. The issuance costs associated with the Share Lending Agreement were presented on the balance sheet as a direct deduction from the face amount of the related debt. The unamortized amount of these issuance costs was $2,140 and $2,607 at December 31, 2016 and December 31, 2015, respectively.
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
The 2020 Convertible Notes pay interest (“Total Interest”) on a quarterly basis beginning April 15, 2014 at a rate of 1.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date after April 15, 2014 is the higher of (i) the Total Interest and (ii) 5.5% per annum with the interest payment on April 15, 2014 being based on 5.5% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The notes will mature on April 15, 2020. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares of Common Stock per $1,000 Principal Amount due on Convertible Notes:

The conversion rates for all convertible debt outstanding as of December 31, 2016 and December 31, 2015, are summarized below:

	December 31, 2016		December 31, 2015
	Conversion Price	Shares per $1,000	Conversion Price	Shares per $1,000

7.5% Variable Interest Senior Convertible Notes due 2019	$15.22	65.7030	$15.22	65.7030
5.5% Variable Interest Senior Convertible Debentures due 2020	$23.46	42.6185	$23.46	42.6185
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
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2016	2015	2014
6.75% note	$—	$—	$6,097
6.75% exchange notes	—	—	13,570
7.5% convertible notes	14,294	8,777	5,553
5.5% convertible notes	11,438	9,752	6,851
Interest expense associated with embedded derivatives	$25,732	$18,529	$32,071

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Year Ended December 31,
	2016	2015	2014
6.75% note	$—	$(5)	$3,212
6.75% exchange notes	—	—	8,990
7.5% convertible notes	19,184	15,555	5,296
5.5% convertible notes	12,526	8,905	1,911
Gain on changes in fair value of derivatives embedded within convertible debt	$31,710	$24,455	$19,409

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the fair value of derivatives embedded within convertible debt:

	6.75% Note	6.75% Exchange Notes	7.5% Convertible Notes	5.5% Convertible Notes	Total
Balance at January 1, 2014	$6,607	$12,521	$92,934	$—	$112,062
Issuance of 5.5% Note	—	—	—	82,775	82,775
Conversion of $25,000 of 6.75% Variable Interest Senior Convertible Note due February 15, 2015	(2,511)	—	—	—	(2,511)
Conversion of $107,530 of 6.75% Variable Interest Senior Convertible Exchange Notes due November 15, 2014	—	(3,531)	—	—	(3,531)
Gain from changes in fair value of embedded derivatives	(3,212)	(8,990)	(5,296)	(1,911)	(19,409)
Balance at December 31, 2014	884	—	87,638	80,864	169,386
Conversion of $25,000 of 6.75% Variable Interest Senior Convertible Note due February 15, 2015	(889)	—	—	—	(889)
Loss (gain) from changes in fair value of embedded derivatives	5	—	(15,555)	(8,905)	(24,455)
Balance at December 31, 2015	—	—	72,083	71,959	144,042
Gain from changes in fair value of embedded derivatives	—	—	(19,184)	(12,526)	(31,710)
Balance at December 31, 2016	$—	$—	$52,899	$59,433	$112,332

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
A summary of non-cash interest expense associated with the amortization of the debt discount created by the beneficial conversion feature on the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2016	2015	2014
Amortization of beneficial conversion feature:
6.75% note	$—	$—	$5,317
6.75% exchange notes	—	—	8,386
7.5% convertible notes	9,345	5,738	3,631
5.5% convertible notes	3,451	2,943	2,067
Interest expense associated with beneficial conversion feature	$12,796	$8,681	$19,401

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unamortized Debt Discount on Variable Interest Senior Convertible Debt:
The following table reconciles unamortized debt discount within convertible debt:

	6.75% Note	6.75% Exchange Notes	7.5% Convertible Notes	5.5% Convertible Notes	Total
Balance at January 1, 2014	$19,312	$25,945	$155,818	$—	$201,075
Conversion of $107,530 of 6.75% Variable Interest Senior Convertible Exchange Notes due November 15, 2014	—	(3,989)	—	—	(3,989)
Conversion of $25,000 of 6.75% Variable Interest Senior Convertible Note due February 15, 2015	(7,898)	—	—	—	(7,898)
Issuance of convertible notes - embedded derivative	—	—	—	82,775	82,775
Issuance of convertible notes - beneficial conversion feature	—	—	—	24,974	24,974
Amortization of embedded derivatives	(6,097)	(13,570)	(5,553)	(6,851)	(32,071)
Amortization of beneficial conversion feature	(5,317)	(8,386)	(3,631)	(2,067)	(19,401)
Balance at December 31, 2014	—	—	146,634	98,831	245,465
Amortization of embedded derivatives	—	—	(8,777)	(9,752)	(18,529)
Amortization of beneficial conversion feature	—	—	(5,738)	(2,943)	(8,681)
Balance at December 31, 2015	—	—	132,119	86,136	218,255
Amortization of embedded derivatives	—	—	(14,294)	(11,438)	(25,732)
Amortization of beneficial conversion feature	—	—	(9,345)	(3,451)	(12,796)
Balance at December 31, 2016	$—	$—	$108,480	$71,247	$179,727

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility — Liggett:
On January 14, 2015, Liggett and 100 Maple LLC (“Maple”), a subsidiary of Liggett, entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”), as agent and lender. The Credit Agreement governs a $60,000 credit facility (the “Credit Facility”) that consists of a revolving credit facility of up to $60,000 borrowing capacity (the “Revolver”) and a $3,600 term loan (the “Term Loan”) that is within the $60,000 commitment under the Credit Facility and reduces the amount available under the Revolver. All borrowings under the Credit Facility (other than the Term Loan) are limited to a borrowing base equal to roughly (1) the lesser of (a) 85% of the net amount of eligible accounts receivable and (b) $10,000 plus (2) the lesser of (a) the sum of (I) 80% of the value of eligible inventory consisting of packaged cigarettes plus (II) the lesser of (x) 60% multiplied by Liggett’s eligible cost of eligible inventory consisting of leaf tobacco and (y) 85% of the net orderly liquidation value of eligible inventory consisting of leaf tobacco and (b) $60,000, less (3) certain reserves against accounts receivable, inventory, bank products or other items which Wells Fargo, as agent, may establish from time to time in its permitted discretion. The obligations under the Credit Facility are collateralized on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens. The Credit Facility amended and restated Liggett’s previous $50,000 credit facility with Wells Fargo and Maple’s existing $3,600 term loan with Wells Fargo.
The term of the Credit Facility expires on March 31, 2020. Prime rate loans under the Credit Facility bear interest at a rate equal to the greatest of (i) the Federal Funds rate plus 0.50%, (ii) LIBOR plus 1.0% and (ii) the prime rate of Wells Fargo. LIBOR rate loans under the Credit Facility bear interest at a rate equal to LIBOR plus 2.25%. The interest rate applicable to this Credit Facility at December 31, 2016 and 2015 was 3.02% and 2.70%, respectively.
The Credit Facility, as amended, permits the guaranty of the 6.125% Senior Secured Notes due 2025 by each of Liggett and Maple and the pledging of certain assets of Liggett and Maple on a subordinated basis to secure their guarantees. The credit facility also grants to Wells Fargo a blanket lien on all the assets of Liggett and Maple, excluding any equipment pledged to current or future purchase money or other financiers of such equipment and excluding any real property, other than the Mebane Property and other real property to the extent its value is in excess of $5,000. Wells Fargo, Liggett, Maple and the collateral agent for the holders of our 6.125% senior secured notes have entered into an intercreditor agreement, pursuant to which the liens of the collateral agent on the Liggett and Maple assets will be subordinated to the liens of Wells Fargo on the Liggett and Maple assets.
The Credit Facility contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Credit Facility also requires the Company to comply with specified financial covenants, including that Liggett's earnings before interest, taxes, depreciation and amortization, as defined under the Credit Facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett's excess availability, as defined under the Credit Facility, is less than $20,000. The covenants also require that annual capital expenditures, as defined under the Credit Facility (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Facility also contains customary events of default. The Credit Facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability, as defined, under the credit facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, was at least $5,000 and no event of default had occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility. Liggett was in compliance with these covenants as of December 31, 2016.
In connection with the issuance of the 6.125% Senior Secured Notes due 2025, in January 2017, Liggett and Maple entered into Amendment No. 1 of the Credit Facility to update certain defined terms of the Credit Facility relating to the Company's 6.125% Senior Secured Notes due 2025.

Term Loan under Credit Facility — Liggett:

Within the commitment under the Credit Facility, Wells Fargo holds a mortgage on Liggett’s manufacturing facility through a Term Loan with Maple. The outstanding balance under the Term Loan is $2,999 as of December 31, 2016. The Term Loan bears an interest rate equal to LIBOR + 2.25%. Monthly principal payments of $25 are due under the Term Loan on the first day of each month with the unpaid principal balance of approximately $2,000 due at maturity on March 1, 2020.

As of December 31, 2016, a total of $40,162 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the facility was approximately $16,714 based on eligible collateral at December 31, 2016.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equipment Loans — Liggett:
Liggett did not enter into any equipment financing arrangements in 2016.
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
Each of these equipment loans is collateralized by the purchased equipment.
Fair Value of Notes Payable and Long-Term Debt:
The estimated fair value of the Company’s notes payable and long-term debt are as follows:

	December 31, 2016			December 31, 2015
	Carrying Value		Fair Value	Carrying Value		Fair Value
Notes payable and long-term debt	$1,203,249	(1)	$1,570,732	$895,168	(1)	$1,297,875
__________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 18.

Notes payable and long-term debt are carried on the condensed consolidated balance sheet at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 18 if such liabilities were recorded on the consolidated balance sheet at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in Note 1. The Company used a derived price based upon quoted market prices and trade activity as of December 31, 2016 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility and term loan is equal to the fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

Scheduled Maturities:
Scheduled maturities of long-term debt are as follows:

	Principal	Unamortized Discount/ (Premium)	Net
Year Ending December 31:
2017	$39,509	$—	$39,509
2018	2,099	—	2,099
2019	231,261	108,479	122,782
2020	261,151	71,247	189,904
2021	835,001	(13,954)	848,955
Thereafter	—	—	—
Total	$1,369,021	$165,772	$1,203,249

The scheduled maturities do not give effect to the redemption of the 7.75% Senior Secured Notes due 2021 or the issuance of the 6.125% Senior Secured Notes due 2025 in January 2017.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	COMMITMENTS
Certain of the Company’s subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with non-cancelable terms of one year or more as of December 31, 2016 are as follows:

Lease Commitments
Year Ending December 31:
2017	$24,952
2018	22,068
2019	21,786
2020	18,656
2021	15,213
Thereafter	101,138
Total	$203,813

The Company’s rental expense for the years ended December 31, 2016, 2015 and 2014 was $27,237, $24,446 and $22,516, respectively.

11.	EMPLOYEE BENEFIT PLANS
Defined Benefit Plans and Postretirement Plans:
Defined Benefit Plans.  The Company sponsors three defined benefit pension plans (two qualified and one non-qualified) covering virtually all individuals who were employed by Liggett on a full-time basis prior to 1994. Future accruals of benefits under these three defined benefit plans were frozen between 1993 and 1995. These benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the two qualified pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans’ assets and benefit obligations were measured at December 31, 2016 and 2015, respectively.
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
The SERP provides the Company’s President and Chief Executive Officer with an additional benefit under the SERP equal to a $736 lifetime annuity. In addition, in the event of a termination of his employment under the circumstances where he is entitled to severance payments under his employment agreement, he will be credited with an additional 36 months of service towards vesting under the SERP.
At December 31, 2016, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2017 – $0; 2018 – $0; 2019 – $0; 2020 – $7,111; 2021 – $0 and 2022 to 2026 – $51,155. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit; conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Medical and Life Plans.  The Company provides certain postretirement medical and life insurance benefits to certain employees and retirees. Substantially all of the Company’s manufacturing employees as of December 31, 2016 are eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 192 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to approximately 110 active employees and 437 retirees who reach retirement age and are eligible to receive benefits under one of the Company’s defined benefit pension plans. The Company’s postretirement liabilities are comprised of Medicare Part B and life insurance premiums.
The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at January 1	$(133,506)	$(150,199)	$(8,434)	$(9,031)
Service cost	(547)	(532)	(5)	(8)
Interest cost	(5,419)	(4,992)	(385)	(371)
Plan settlement	—	17,047	—	—
Special termination benefits	—	(3,831)	—	—
Benefits paid	9,596	9,879	695	522
Expenses paid	309	490	—	—
Actuarial (gain) loss	(3,154)	(1,368)	(553)	454
Benefit obligation at December 31	$(132,721)	$(133,506)	$(8,682)	$(8,434)
Change in plan assets:
Fair value of plan assets at January 1	$106,620	$134,017	$—	$—
Actual return on plan assets	6,720	(327)	—	—
Plan settlement	—	(17,047)	—	—
Expenses paid	(309)	(490)	—	—
Contributions	346	346	695	522
Benefits paid	(9,596)	(9,879)	(695)	(522)
Fair value of plan assets at December 31	$103,781	$106,620	$—	$—
Unfunded status at December 31	$(28,940)	$(26,886)	$(8,682)	$(8,434)
Amounts recognized in the consolidated balance sheets:
Prepaid pension costs	$22,273	$20,650	$—	$—
Other accrued liabilities	(316)	(320)	(621)	(595)
Non-current employee benefit liabilities	(50,897)	(47,216)	(8,061)	(7,839)
Net amounts recognized	$(28,940)	$(26,886)	$(8,682)	$(8,434)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Service cost — benefits earned during the period	$547	$532	$523	$5	$8	$9
Interest cost on projected benefit obligation	5,419	4,992	6,196	385	371	430
Expected return on assets	(6,076)	(7,378)	(8,518)	—	—	—
Settlement loss	—	3,214	—	—	—	—
Special termination benefit recognized	—	3,831	—	—	—	—
Amortization of net loss (gain)	1,855	1,083	1,075	(75)	(97)	(60)
Net expense (income)	$1,745	$6,274	$(724)	$315	$282	$379

The following table summarizes amounts in accumulated other comprehensive loss (gain) that are expected to be recognized as components of net periodic benefit cost for the year ending 2017.

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Actuarial loss (gain)	$2,009	$(54)	$1,955

As of December 31, 2016, accumulated other comprehensive (loss) income, before income taxes, consists of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Accumulated other comprehensive (loss) income as of January 1, 2016	$(35,258)	$939	$(34,319)
Amortization of gain (loss)	1,855	(75)	1,780
Net loss arising during the year	(2,511)	(553)	(3,064)
Accumulated other comprehensive (loss) income as of December 31, 2016	$(35,914)	$311	$(35,603)

As of December 31, 2015, accumulated other comprehensive (loss) income, before income taxes, consisted of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Accumulated other comprehensive (loss) income as of January 1, 2015	$(30,481)	$582	$(29,899)
Amortization of gain (loss)	4,297	(97)	4,200
Net (loss) gain arising during the year	(9,074)	454	(8,620)
Accumulated other comprehensive (loss) income as of December 31, 2015	$(35,258)	$939	$(34,319)

As of December 31, 2016, two of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $51,213, $51,213 and $0, respectively. As of December 31, 2015, two of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $47,535, $47,535 and $0, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Weighted average assumptions:
Discount rates — benefit obligation	3.60% - 4.20%	3.75% - 4.50%	2.75% - 4.00%	4.40%	4.75%	4.25%
Discount rates — service cost	3.75% - 4.50%	2.75% - 4.25%	3.00% - 4.75%	4.75%	4.25%	5.00%
Assumed rates of return on invested assets	6.00%	6.00%	6.50%	—%	—%	—%
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%
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
The Company considers input from its external advisors and historical returns in developing its expected rate of return on plan assets. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. The Company’s actual 10-year annual rate of return on its pension plan assets was 5.2%, 6.0% and 6.6% for the years ended December 31, 2016, 2015 and 2014, respectively, and the Company’s actual five-year annual rate of return on its pension plan assets was 7.6%, 6.3% and 9.8% for the years ended December 31, 2016, 2015 and 2014, respectively.
Gains and losses resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and changes in actual returns on plan assets as compared to assumed returns. These gains and losses are only amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2016, Liggett used a 14.18-year period for its Hourly Plan and a 14.31-year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. The amortization of deferred losses negatively impacts pension expense in the future.
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
The Liggett Employee Benefits Committee has established the following target assets allocation to equal 55.0% equity investments, 30.0% investment grade fixed income, 10.0% high yield fixed income, and 5.0% short-term investments, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vector’s defined benefit retirement plan allocations at December 31, 2016 and 2015, by asset category, were as follows:

	Plan Assets at December 31,
	2016	2015
Asset category:
Equity securities	54%	51%
Investment grade fixed income securities	30%	30%
High yield fixed income securities	10%	11%
Alternative investments	2%	3%
Short-term investments	4%	5%
Total	100%	100%

The defined benefit plans’ recurring financial assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value Measurements as of December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$1,765	$—	$1,765	$—
Amounts in individually managed investment accounts:
Cash	4,302	4,302	—	—
U.S. equity securities	8,298	8,298	—	—
Common collective trusts	76,969	—	76,969	—
Investment partnership	12,447	—	10,457	1,990
Total	$103,781	$12,600	$89,191	$1,990

	Fair Value Measurements as of December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$1,760	$—	$1,760	$—
Amounts in individually managed investment accounts:
Cash, mutual funds and common stock	5,429	5,429	—	—
U.S. equity securities	28,434	28,434	—	—
Common collective trusts	56,327	—	56,327	—
Investment partnership	14,670	—	11,256	3,414
Total	$106,620	$33,863	$69,343	$3,414

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
The changes in the fair value of the Level 3 investments as of December 31, 2016 and 2015 were as follows:

	2016	2015
Balance as of January 1	$3,414	$6,824
Distributions	(1,648)	(2,904)
Unrealized gain (loss) on long-term investments	16	(470)
Realized gain (loss) on long-term investments	208	(36)
Balance as of December 31	$1,990	$3,414

For 2016 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 0.3% and 18.23% between 2017 and 2024 and 4.5% thereafter. For 2015 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 1.29% and 17.92% between 2017 and 2024 and 4.5% after 2024.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on benefit obligation	71	(67)

To comply with ERISA’s minimum funding requirements, the Company does not currently anticipate that it will be required to make any contributions to the pension plan year beginning on January 1, 2017 and ending on December 31, 2017. Any additional funding obligation that the Company may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
Estimated future pension and postretirement medical benefits payments are as follows:

	Pension	Postretirement Medical
2017	$9,187	$621
2018	8,715	641
2019	8,210	637
2020	14,838	622
2021	7,225	618
2022 - 2026	80,902	3,015

Profit Sharing and 401(k) Plans:
The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $1,564, $1,467 and $1,219 for the years ended December 31, 2016, 2015 and 2014, respectively.

12.	RESTRUCTURING
In October 2015, the Company's Tobacco segment commenced a restructuring by realigning its sales force and adjusting its business model to more efficiently serve its chain and independent accounts. In connection with the restructuring, the segment's workforce was reduced by 95 employees (or approximately 17% of the Tobacco segment's workforce).

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes amounts expensed for the years ended December 31, 2016 and 2015:

	Amounts expensed through Year Ended December 31,
	2016	2015
Cash Charges:
Employee severance and benefits	$—	$1,094
Lease termination costs	41	203
Other restructuring expenses	—	68
	41	1,365
Non-Cash:
Employee pension benefits	—	5,438
Point of sale inventory impairment	—	454
	—	5,892

Total restructuring	$41	$7,257
All amounts expensed through December 31, 2016 and 2015 are included as Restructuring charges in the Company’s consolidated statements of operations and are all attributable to the Company’s Tobacco segment.
Severance and benefits expensed for the year ended December 31, 2015 relate entirely to a reduction in sales and administrative positions. Non-cash employee pension benefits costs relate to a reduction in manufacturing positions at Liggett’s plant in Mebane, NC.
Employee pension benefits consist of the costs associated with enhanced pension benefits due to employees under the terms of a voluntary termination program initiated in the third quarter of 2015. Pension plan participants electing to accept voluntary termination of employment were offered enhanced pension benefits including an increased payment as well as the option to receive a lump sum benefit instead of an annuity. The costs of the special termination benefit associated with the increased payments were $3,831 and the costs of settlements related to lump sum payments were $1,607 for the year ended December 31, 2015.
The following table presents the activity under the Tobacco segment restructuring plan for the years ended December 31, 2016 and 2015:

	Employee Severance and Benefits	Contract Termination/Exit Costs	Other	Non-Cash Pension Expense	Non-Cash Asset Impairment	Total
Accrual balance as of January 1, 2015	$—	$—	$—	$—	$—	$—
Restructuring charges	1,094	203	68	5,438	454	7,257
Utilized	(672)	(155)	(48)	(5,438)	(454)	(6,767)
Accrual balance as of December 31, 2015	422	48	20	—	—	490
Restructuring charges	—	41	—	—	—	41
Utilized	(422)	(89)	(20)	—	—	(531)
Accrual balance as of December 31, 2016	$—	$—	$—	$—	$—	$—

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	INCOME TAXES
The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. The amounts provided for income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
Current:
U.S. Federal	$29,185	$40,542	$8,809
State	7,407	13,886	2,416
	$36,592	$54,428	$11,225
Deferred:
U.S. Federal	$10,076	$(9,943)	$16,484
State	2,495	(3,252)	5,456
	12,571	(13,195)	21,940
Total	$49,163	$41,233	$33,165

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Employee benefit accruals	$17,335	$16,201
Impairment of investments	1,534	4,332
Impact of timing of settlement payments	28,266	39,840
Various U.S. state tax loss carryforwards	6,551	6,713
Other	2,803	—
	56,489	67,086
Less: Valuation allowance	(4,439)	(3,900)
Net deferred tax assets	$52,050	$63,186

Deferred tax liabilities:
Excess of tax basis over book-basis non-consolidated entities	$(7,494)	$(7,292)
Book/tax differences on fixed and Intangible assets	(54,776)	(52,598)
Capitalized interest expense	(8,673)	(4,080)
Book/tax differences on inventory	(16,143)	(16,891)
Book/tax differences on long-term investments	(23,937)	(29,701)
Impact of accounting for convertible debt	(27,362)	(30,494)
Book/tax differences on available for sale securities	(6,750)	—
Other	—	(1,559)
	$(145,135)	$(142,615)

Net deferred tax liabilities	$(93,085)	$(79,429)

Vector Tobacco had tax effected state and local net operating loss carryforwards of $6,551 and $6,713, respectively, at December 31, 2016 and 2015, expiring through tax year 2027. The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance of $4,439 and $3,900 at December 31, 2016 and 2015, respectively, consisted primarily of a reserve against Vector Tobacco’s state and local net operating loss carryforwards. The valuation allowance was decreased in

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2016 and 2015, respectively, as a result of changes in estimates in Vector Tobacco’s ability to utilize state tax net operating losses in future years because of changes in state tax apportionment and projected taxable income.
The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws.
Deferred federal income tax expense differs in 2016, 2015 and 2014 due to the nature of the items in current and deferred tax liabilities. The deferred tax expense in 2016 results primarily from the recognition of temporary differences (related to litigation accruals) at the Tobacco segment and from the capitalization of interest expense on the Company's equity method real estate investments. The deferred tax expense in 2015 results primarily from the capitalization of interest expense on the Company's equity method real estate investments. The deferred tax expense in 2014 results primarily from the recognition of temporary differences (related to litigation accruals) at the Tobacco segment.
Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2016	2015	2014
Income before income taxes	$126,429	$107,705	$82,279
Federal income tax expense at statutory rate	44,250	37,697	28,798
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	6,991	6,862	4,804
Impact of non-controlling interest	(2,148)	(2,516)	(4,290)
Non-deductible expenses	2,569	2,941	2,581
Impact of domestic production deduction	(2,603)	(3,436)	(248)
Tax credits	(359)	(265)	(275)
Other	(1,202)	152	—
Inclusion of tax liabilities from unincorporated entities	1,126	831	1,374
Changes in valuation allowance, net of equity and tax audit adjustments	539	(1,033)	421
Income tax expense	$49,163	$41,233	$33,165

The following table summarizes the activity related to the unrecognized tax benefits:

Balance at January 1, 2014	$3,122
Additions based on tax positions related to prior years	318
Settlements	(442)
Expirations of the statute of limitations	(1,254)
Balance at December 31, 2014	1,744
Additions based on tax positions related to prior years	265
Settlements	(132)
Expirations of the statute of limitations	(354)
Balance at December 31, 2015	1,523
Additions based on tax positions related to prior years	72
Settlements	(119)
Expirations of the statute of limitations	(961)
Balance at December 31, 2016	$515

In the event the unrecognized tax benefits of $515 and $1,523 at December 31, 2016 and 2015, respectively, were recognized, such recognition would impact the annual effective tax rates. During 2016, the accrual for potential penalties and interest related to these unrecognized tax benefits was decreased by $74, and in total, as of December 31, 2016, a liability for potential penalties

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and interest of $145 has been recorded. During 2015, the accrual for potential penalties and interest related to these unrecognized tax benefits was decreased by $28, and in total, as of December 31, 2015, a liability for potential penalties and interest of $219 has been recorded.
It is reasonably possible the Company may recognize up to approximately $170 of currently unrecognized tax benefits over the next 12 months, pertaining primarily to expiration of statutes of limitations of positions reported on state and local income tax returns. The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations.

14.	STOCK COMPENSATION
The Company granted equity compensation under its Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”) until the 1999 Plan expired on December 31, 2013. On May 16, 2014, the Company's stockholders approved the 2014 Management Incentive Plan (the “2014 Plan”). The 2014 Plan replaced the 1999 Plan. Like the 1999 Plan, the 2014 Plan provides for the Company to grant stock options, stock appreciation rights and restricted stock. The 2014 Plan also provides for awards based on a multi-year performance period and for annual short-term awards based on a twelve-month performance period. Shares available for issuance under the 2014 Plan are 7,823,451 shares. The Company may satisfy its obligations under any award granted under the 2014 Plan by issuing new shares. Awards previously granted under the 1999 Plan remain outstanding in accordance with their terms.
Stock Options. The Company recognized compensation expense of $2,203, $1,675 and $1,573 related to stock options in the years ended December 31, 2016, 2015 and 2014, respectively.
All awards have a contractual term of ten years and awards vest over a period of three to seven years depending upon each grant. The fair value of option grants is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price characteristics which are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.
The assumptions used under the Black-Scholes option pricing model in computing fair value of options are based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company’s common stock over the expected term of the option. The assumptions used for grants in the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Risk-free interest rate	1.5% -1.7%	1.8% -2.0%	1.1% -2.6%
Expected volatility	16.49% - 18.13%	22.18% - 22.25%	18.51% - 22.37%
Dividend yield	0.0%	0.0%	0.0%
Expected holding period	7.00 – 10.00 years	7.00 – 10.00 years	4.00 – 10.00 years
Weighted-average grant date fair value (1)	$5.09 - $6.88	$6.47 - $8.07	$3.28 - $7.32
(1) Per share amounts have not been adjusted to give effect to the stock dividends in 2016, 2015 and 2014.

A summary of employee stock option transactions follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding on January 1, 2014	3,643,316	$11.41	6.5	$9,959
Granted	448,580	$16.97
Exercised	(464,877)	$10.87
Canceled	(13)	$—
Outstanding on December 31, 2014	3,627,006	$12.16	6.4	$25,977
Granted	427,219	$20.95
Exercised	(121,308)	$11.45
Canceled	(5)	$—
Outstanding on December 31, 2015	3,932,912	$13.16	5.9	$36,612
Granted	406,875	$22.13
Exercised	(33,501)	$11.87
Canceled	(6)	$—
Outstanding on December 31, 2016	4,306,280	$14.02	5.3	$37,557
Options exercisable at:
December 31, 2014	1,678,829
December 31, 2015	2,137,112
December 31, 2016	2,111,985
_____________________________

(1)
The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($22.74, $22.47 and $19.33 at December 31, 2016, 2015 and 2014, respectively) exceeds the option exercise price.

Additional information relating to options outstanding at December 31, 2016 follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			12/31/2016			12/31/2016
$8.85	-	$11.07	1,575,948	2.9	$10.02	1,575,948	2.9	$10.02	$—
$11.07	-	$13.28	1,447,663	5.4	$13.13	536,037	4.0	$12.88	—
$13.28	-	$15.49	—	—	$—	—	—	$—	—
$15.49	-	$17.70	448,577	7.4	$16.98	—	—	$—	—
$17.70	-	$19.92	—	—	$—	—	—	$—	—
$19.92	-	$22.13	834,092	8.6	$21.53	—	—	$—	—
			4,306,280	5.3	$14.02	2,111,985	3.2	$10.81	$25,331

As of December 31, 2016, there was $3,680 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately 1.31 years at December 31, 2016.
The Company reflects the tax savings resulting from tax deductions in excess of expense reflected in its consolidated financial statements as a component of “Cash Flows from Financing Activities.”
Non-qualified options for 406,875 shares of common stock were issued during 2016. The exercise price of the options granted was $22.13 in 2016. The exercise price of the options granted in 2016 were at the fair value on the date of the grants.

Non-qualified options for 427,219 shares of common stock were issued during 2015. The exercise price of the options granted was $20.95 in 2015. The exercise price of the options granted in 2015 were at the fair value on the date of the grants.
Non-qualified options for 448,580 shares of common stock were issued during 2014. The exercise price of the options granted was $16.97 in 2014. The exercise price of the options granted in 2014 were at the fair value on the date of the grants.
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
The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $309, $1,151 and $3,539, respectively. Tax benefits related to option exercises of $116, $821 and $1,178 were recorded as increases to stockholders’ deficiency for the years ended December 31, 2016, 2015 and 2014, respectively.
Restricted Stock Awards. On April 2016, the Company granted 52,500 restricted shares of the Company’s common stock (the “April 2016 Grant”) pursuant to the 1999 Plan to each of its five outside directors. The shares vest over three years and the Company will recognize $1,054 of expense over the vesting period of the April 2016 grant. The Company recognized expense of $236 for the year ended December 31, 2016.
On November 10, 2015, the Company granted its President and Chief Executive Officer an award of 1,260,000 shares of its common stock subject to service and performance-based vesting. The award shares were issued pursuant to the terms of an agreement that provides that both a performance requirement and a continued employment requirement must be met over a seven-year performance period to earn vested rights with respect to the award shares. The maximum potential amount of the award shares reflects recognition of the CEO’s contributions as CEO since January 1, 2006 and the value of his management and real estate expertise to the Company. The fair market value of the restricted shares on the date of grant was $28,374 and is being amortized over the performance period as a charge to compensation expense. The Company recognized expense of $4,278 and $597 for the years ended December 31, 2016 and 2015, respectively.
On July 23, 2014, the Company granted its President and Chief Executive Officer an award of 1,157,625 shares of its common stock subject to service and performance-based vesting. The award shares were issued pursuant to the terms of an agreement that provides that both a performance requirement and a continued employment requirement must be met over a seven-year performance period to earn vested rights with respect to the award shares. The maximum potential amount of the award shares reflects recognition of the CEO’s contributions as CEO since January 1, 2006 and the value of his management and real estate expertise to the Company. The fair market value of the restricted shares on the date of grant was $20,780 and is being amortized over the performance period as a charge to compensation expense. The Company recognized expense of $3,122, $2,992 and $1,320 for the years ended December 31, 2016, 2015 and 2014, respectively.
In May 2013, the Company granted 12,155 restricted shares of the Company’s common stock (the “May 2013 Grant”) pursuant to the 1999 Plan to each of its five outside directors. The shares vested over three years and the Company recognized $815 of expense over the vesting period of the May 2013 Grant. The Company recognized expense of $111, $272 and $271 for the years ended December 31, 2016, 2015 and 2014, respectively.
In October 2013, the President and Chief Executive Officer of Liggett and Liggett Vector Brands was awarded a restricted stock grant of 31,835 shares of Vector’s common stock pursuant to the 1999 Plan. The shares will vest on the earlier of March 15, 2019, contingent upon performance-based targets being achieved by the Company’s Tobacco segment, or October 31, 2020, if the performance-based targets are not achieved. He will receive dividends on the restricted shares as paid. In the event that his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The fair market value of the restricted shares on the date of grant was $458 and is being amortized over the vesting period as a charge to compensation expense. The Company recognized expense of $85, $86 and $86 for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, there was $37,853 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 2.74 years.
As of December 31, 2015, there was $44,632 of total unrecognized compensation costs related to unvested restricted stock awards.

The Company’s accounting policy is to treat dividends paid on unvested restricted stock as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.

15. CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the years ended December 31, 2016, 2015 and 2014, Liggett incurred tobacco product liability legal expenses and costs totaling $26,611, $26,987 and $9,944, respectively. The 2016 total includes $17,650 for the December 2016 settlement of 124 Engle progeny cases. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the Condensed Consolidated Statements of Operations. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals of the Calloway, Boatright and Ward cases Liggett, as of December 31, 2016, had secured $4,241 in bonds.
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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other industry defendants in more than 120 Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. Many have been overturned on appeal. As of December 31, 2016, 24 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts. Fifteen verdicts were returned in favor of the plaintiffs (although in two of these cases (Irimi and Cohen) the court granted defendants' motion for a new trial) and nine in favor of Liggett. In four of the cases, punitive damages were awarded against Liggett (although in Calloway, the intermediate appellate court reversed the punitive and compensatory damages awards and remanded the case to the trial court for a new trial). In certain cases, the judgments were entered jointly and severally with other defendants and Liggett may face the risk that one or more co-defendants decline or otherwise

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, Liggett may have to pay more than its proportionate share of any bonding or judgment related amounts. Except as discussed in this Note 15 regarding the cases where an adverse verdict against Liggett remains on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members’ claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett’s past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are and will continue to be vigorously defended, however, Liggett has entered into settlement discussions in individual cases or groups of cases where Liggett has determined it was in its best interest to do so, and it may continue to do so in the future, including with respect to the remaining Engle progeny cases. In October 2013, Liggett announced a settlement of the claims of more than 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement I below). On December 7, 2016, Liggett entered into an agreement to settle 124 Engle progeny cases for $17,650 (see Engle Progeny Settlement II below). As of December 31, 2016, Liggett (and in certain cases the Company) had, on an individual basis, settled 177 Engle progeny cases for approximately $6,025 in the aggregate, one of which occurred in the fourth quarter of 2016.
Individual Actions
As of December 31, 2016, there were 35 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases or the individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions by state:

State	Number of Cases
Maryland	16
Florida	7
New York	6
Louisiana	2
West Virginia	2
Missouri	1
Ohio	1
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Engle Progeny Settlement I. In October 2013, the Company and Liggett entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with approximately $61,600 paid in a lump sum and the balance to be paid in installments over 14 years, starting in February 2015. In exchange, the claims of more than 4,900 plaintiffs, including the claims of all plaintiffs with cases pending in federal court, were dismissed with prejudice against the Company and Liggett. Due to the settlement, in 2013, the Company recorded a charge of $86,213 of which approximately $25,000 is related to certain payments discounted to their present value using an 11% annual discount rate. The installment payments total approximately $48,000 on an undiscounted basis. The Company’s future payments will be approximately $3,400 per annum through 2028, with a cost of living increase beginning in 2021.
Engle Progeny Settlement II. On December 7, 2016, the Company and Liggett entered into an agreement with 124 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay $17,650, $14,000 of which was paid on December 7, 2016 with the balance of $3,650 to be paid in equal quarterly payments starting in January 2018, with 5% interest. Due to the settlement, in the fourth quarter of 2016, the Company recorded a charge of $17,650.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements, approximately 125 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2016, the following Engle progeny cases have resulted in judgments against Liggett:

Date	Case Name	County	Liggett Compensatory Damages (as adjusted) (1)	Liggett Punitive Damages	Status (2)
June 2002	Lukacs v. R.J. Reynolds	Miami-Dade	$12,418	$—	Liggett satisfied the judgment and the case is concluded.
August 2009	Campbell v. R.J. Reynolds	Escambia	156	—	Liggett satisfied the judgment and the case is concluded.
March 2010	Douglas v. R.J. Reynolds	Hillsborough	1,350	—	Liggett satisfied the judgment and the case is concluded.
April 2010	Clay v. R.J. Reynolds	Escambia	349	1,000	Liggett satisfied the judgment and the case is concluded.
April 2010	Putney v. R.J. Reynolds	Broward	17	—
On June 12, 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings regarding the amount of the award. Both sides sought discretionary review from the Florida Supreme Court. In February 2016, the Florida Supreme Court reinstated the jury's verdict. The defendants moved for clarification of that order. The court clarified that it reversed the district court's decision regarding the statute of repose only, leaving the remaining portions of the decision intact, which, among other things, reversed an approximately $3,000 compensatory award against Liggett. The case was remanded to the trial court for proceedings consistent with those portions of the district court's decision that were not reversed. A hearing is scheduled on March 14, 2017.

April 2011	Tullo v. R.J. Reynolds	Palm Beach	225	—	Liggett satisfied the judgment and the case is concluded.
January 2012	Ward v. R.J. Reynolds	Escambia	1	—
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

					Any potential liability as a result of the pending appeal is included in the amount Liggett will pay under Engle Progeny Settlement II.
December 2012	Buchanan v. R.J. Reynolds	Leon	2,750	—	Liggett satisfied the judgment and the case is concluded.
May 2013	D. Cohen v. R.J. Reynolds	Palm Beach	—	—	This case was settled in December 2016 as part of Engle Progeny Settlement II.
August 2013	Rizzuto v. R.J. Reynolds	Hernando	3,479	—	Liggett settled its portion of the judgment for $1,500 and the case is concluded as to Liggett.
August 2014	Irimi v. R.J. Reynolds	Broward	—	—	This case was settled in December 2016 as part of Engle Progeny Settlement II.
October 2014	Lambert v. R.J. Reynolds	Pinellas	3,600	9,500	Liggett satisfied the judgment and the case is concluded.
November 2014	Boatright v. R.J. Reynolds	Polk	—	300
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

					Any potential liability as a result of the pending appeal is included in the amount Liggett will pay under Engle Progeny Settlement II.
June 2015	Caprio v. R.J. Reynolds	Broward	—	—	This case was settled in December 2016 as part of Engle Progeny Settlement II.
Total Damages Awarded:			24,345	10,800
Amounts accrued, paid or compromised:			(24,328)	(10,800)
Damages remaining on Appeal:			$17	$0
(1) Compensatory damages are adjusted to reflect the jury's allocation of comparative fault and only include Liggett's jury allocated share, regardless of whether a judgment was joint and several. The amounts listed above do not include attorneys' fees or statutory interest.

(2) See Exhibit 99.1 for a more complete description of the cases currently on appeal.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through December 31, 2016, Liggett paid $39,773, including interest and attorneys' fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert and Buchanan.
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
In April 2015, in Hess, a state court case, the Florida Supreme Court held that Engle defendants cannot raise a statute of repose defense to claims for concealment or conspiracy.
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
In November 2015, in Schoeff, the Fourth District Court of Appeal affirmed the trial court’s decision to reduce plaintiff’s compensatory damages award by the jury’s assessment of the deceased smoker’s assigned comparative fault despite the jury’s finding in favor of plaintiff on her claims for intentional torts.  The Florida Supreme Court accepted discretionary jurisdiction of the issue based on a direct conflict with other district courts of appeal which have held that reduction of a compensatory damages award is inappropriate where a defendant is found liable for an intentional tort.  Oral argument is scheduled for March 8, 2017.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2016, in Marotta, the Fourth District Court of Appeal disagreed with the Graham panel's decision. The Florida Supreme Court accepted jurisdiction in Marotta. Oral argument occurred in November 2016 and a decision is pending.
In March 2016, in Soffer, the Florida Supreme Court held that Engle progeny plaintiffs may seek punitive damages on their claims for non-intentional torts, rejecting the argument that plaintiffs are precluded from doing so because the Engle class did not pursue such damages on those claims.

Maryland Cases

Liggett is currently a defendant in 16 multi-defendant personal injury cases in Maryland that allege claims arising from asbestos and tobacco exposure.  The tobacco defendants, including Liggett, moved (or are in the process of moving) to dismiss the cases.  In the past, motions to dismiss have generally been successful, typically resulting in the dismissal without prejudice of the tobacco company defendants.  Recently, however, a Maryland intermediate appellate court ruled, in Stidham, et al. v. R. J. Reynolds Tobacco Company, et al., that dismissal of tobacco company defendants may not be appropriate where the asserted injury is based on both asbestos and tobacco exposure ("synergy cases"). In May 2016, the Court of Appeals for Maryland (Maryland's highest court) heard oral argument on the appeal of the intermediate appellate court's decision. In July 2016, the Court of Appeals ruled that joinder of tobacco and asbestos cases may be possible in certain circumstances, but plaintiffs must demonstrate at the trial court level how such cases may be joined while providing appropriate safeguards to prevent embarrassment, delay, expense or prejudice to defendants and "the extent to which, if at all, the special procedures applicable to asbestos cases should extend to tobacco companies." The Court of Appeals remanded these issues to be determined at the trial court level. It is possible that Liggett and other tobacco company defendants will not be dismissed from pending synergy cases, and may be named as defendants in asbestos-related personal injury actions in Maryland going forward, including approximately 20 additional synergy cases currently pending in Maryland state court.

Liggett Only Cases

There are currently three cases pending where Liggett is the only remaining defendant. Each of these cases is an Individual Action. There has been no recent activity in two of the cases. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases.

Class Actions

As of December 31, 2016, three actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these actions.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain "common" issues. Liggett was severed from trial of the consolidated action. After two mistrials, in May 2013, the jury rejected all but one of the plaintiffs' claims, finding in favor of plaintiffs on the claim that ventilated filter cigarettes between 1964 and July 1, 1969 should have included instructions on how to use them. The issue of damages was reserved for further proceedings. The court entered judgment in October 2013, dismissing all claims except the ventilated filter claim. The judgment was affirmed on appeal and remanded to the trial court for further proceedings. In April 2015, the plaintiffs filed a petition for writ of certiorari to the United States Supreme Court which subsequently declined review. In July 2015, the trial court ruled on the scope of the ventilated filter claim and determined that only 30 plaintiffs have potentially viable claims against the non-Liggett defendants, which may be pursued in a second phase of the trial. The court intends to try the claims of these plaintiffs in six consolidated trials, each with five plaintiffs. With respect to Liggett, the trial court requested that Liggett and plaintiffs brief whether any claims against Liggett survive given the outcome of the first phase of the trial. On May 23, 2016, the trial court ruled that the case may proceed against Liggett. Liggett requested that the trial court certify the matter to the West Virginia Supreme Court of Appeals for review, but the trial court refused. A scheduling order was entered governing the Phase I common issues pre-trial proceedings and discovery is underway. It is estimated that Liggett could be a defendant in approximately 90 individual cases.
In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers including cases alleging, among other things, that use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices. Adverse decisions in these cases could have a material adverse affect on Liggett’s sales volume, operating income and cash flows.
Health Care Cost Recovery Actions
As of December 31, 2016, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Upcoming Trials
As of December 31, 2016, there were six Engle progeny cases and one Individual Action scheduled for trial through December 31, 2017, where Liggett (and/or the Company) is a named defendant. Trial dates are, however, subject to change.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 3.3% of the total cigarettes sold in the United States in 2016. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 29, 2016, Liggett and Vector Tobacco pre-paid $102,000 of their approximate $118,000 2016 MSA obligation, the balance of which will be paid in April 2017, subject to any applicable disputes or adjustments.
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
The two requirements for application of the NPM Adjustment, a market share loss and a finding or agreement that the MSA was a significant factor in that loss, have been satisfied, and the Participating Manufacturers have engaged in disputes with certain of the Settling States over whether they diligently enforced their respective escrow statutes in each of the years from 2003 - 2015. After several years of litigation over whether the MSA’s arbitration clause required a multistate arbitration of the NPM Adjustment dispute, 48 of 49 state courts ultimately compelled the states to participate in a single, multistate arbitration of the 2003 NPM Adjustment. Notwithstanding, many states continued to refuse to arbitrate and agreed to do so only after the Participating Manufacturers agreed to a 20% reduction in their 2003 NPM Adjustment claims.
The arbitration for the 2003 NPM Adjustment began in June 2010. During the proceedings, the Participating Manufacturers decided not to contest the diligent enforcement of 16 states, with a combined allocable share of approximately 14%.
While the 2003 arbitration was underway, the Participating Manufacturers entered into a term sheet with 22 states settling the NPM Adjustment for 2003 - 2012 and agreed to terms to address the NPM Adjustment with respect to those states for future years. The parties have been working towards converting the binding term sheet into a final settlement agreement.
The Participating Manufacturers continued to contest the diligence of 15 states relating to the 2003 NPM Adjustment. In September 2013, the panel found that six of those states did not diligently enforce their MSA escrow statutes in 2003.
Two of the states found non-diligent, Kentucky and Indiana, agreed to settle the dispute and enter into the term sheet described above. The remaining four non-diligent states pursued motions in their respective state courts seeking to vacate or reduce the amount of the arbitration award. The Pennsylvania, Maryland and Missouri courts refused to vacate the award but reduced the recovery by approximately 50%. In October 2016, the United States Supreme Court denied the Participating Manufacturers' petitions for certiorari. In September 2013, the New Mexico trial court refused to vacate the award but reduced the recovery. The Participating Manufacturers appealed that decision to the New Mexico Court of Appeals.
In October 2015, substantially all of the Participating Manufacturers settled the NPM Adjustment dispute with the state of New York for 2004 - 2014 and agreed to a mechanism for potential future credits against the Participating Manufacturers' MSA payments for 2015 forward.
As a result of the settlements and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales in the aggregate by $21,739 for years 2013 - 2016. Liggett and Vector Tobacco may be entitled to further adjustments for 2015 forward. The remaining NPM Adjustment accrual of approximately $20,000 at December 31, 2016 relates to the disputed amounts Liggett withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett loses the disputes

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for those years. As of December 31, 2016, there remains approximately $28,600 in the disputed payments account relating to Liggett's 2011 - 2015 NPM Adjustment disputes with the non-settling states.
    Disputes over the NPM Adjustments for 2004 - 2014 remain to be arbitrated with the states that have not joined the settlement. The dispute over the NPM Adjustment for 2015 remains to be arbitrated with all the states.
The arbitration for the 2004 NPM Adjustment dispute has commenced. Courts in two states, Pennsylvania and Maryland, rejected arguments that those states’ claims of diligent enforcement should be addressed by a separate state-specific panel and they are participating in the multistate arbitration. New Mexico's trial court recently granted a motion to compel it to participate as well, but, New Mexico appealed that order to its court of appeals. The Missouri court of appeals ruled that Missouri was entitled to a state-specific arbitration, and that issue is pending in the Missouri Supreme Court. Oral argument occurred in November 2016 and a decision is pending. Discovery is underway in the 2004 NPM Adjustment proceeding and evidentiary hearings are possible in 2017.
“Gross” v. “Net” Calculations.  In October 2004, the independent auditor notified all Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, had been recalculated using “net” units, rather than “gross” units (which had been used since 1999). Liggett objected to this retroactive change and disputed the change in methodology.
In December 2012, the parties arbitrated the dispute. In February 2013, the arbitrators ruled that the independent auditor was precluded from recalculating Liggett’s grandfathered market share exemption. The panel further determined, in a subsequent order, that the independent auditor shall compute Liggett’s market share for all years after 2000 on a “net” basis, but adjust that computation to approximate “gross” market share by using actual returned product data for each year. In July 2015, the independent auditor issued calculations, purportedly based on the arbitrators' award, which indicated that Liggett owed approximately $16,000 for years 2001 - 2013. Liggett disputed these calculations. In June 2016, the independent auditor issued revised calculations indicating that Liggett owed approximately $8,100 for years 2001 - 2013. In September 2016, Liggett paid the $8,100 and reduced cost of sales by $370, but, continued to dispute certain aspects of the independent auditor's revised calculations.
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
On January 12, 2016, the Attorney General for Mississippi filed a motion in state court in Jackson County, Mississippi (Chancery Division) to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27,000 in damages (including interest), and $20,000 in punitive damages and attorneys' fees. Discovery is concluded and briefing is underway. A hearing is scheduled on March 24, 2017.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The activity in the Company’s accruals for the MSA and tobacco litigation for the three years ended December 31, 2016 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance at January 1, 2014	$25,348	$59,310	$84,658	$27,571	$27,058	$54,629
Expenses	118,069	2,849	120,918	—	—	—
NPM Settlement adjustment	—	—	—	(1,419)	—	(1,419)
Change in MSA obligations capitalized as inventory	(1,095)	—	(1,095)	—	—	—
Payments	(116,343)	(62,878)	(179,221)	—	—	—
Reclassification from non-current liabilities	343	3,575	3,918	(343)	(3,575)	(3,918)
Interest on withholding	—	293	293	—	2,217	2,217
Balance as of December 31, 2014	26,322	3,149	29,471	25,809	25,700	51,509
Expenses	118,284	20,644	138,928	—	(195)	(195)
NPM Settlement adjustment	1,351	—	1,351	(5,715)	—	(5,715)
Change in MSA obligations capitalized as inventory	1,426	—	1,426		—	—
Payments	(118,142)	(5,869)	(124,011)	—	—	—
Reclassification from non-current liabilities	—	3,305	3,305	—	(3,305)	(3,305)
Interest on withholding	—	1,675	1,675	—	2,518	2,518
Balance as of December 31, 2015	29,241	22,904	52,145	20,094	24,718	44,812
Expenses	110,486	16,679	127,165	—	3,650	3,650
Change in MSA obligations capitalized as inventory	1,568	—	1,568	—	—	—
Payments	(122,977)	(39,682)	(162,659)	—	—	—
Reclassification from non-current liabilities	(2,163)	3,252	1,089	2,163	(3,252)	(1,089)
Interest on withholding	37	506	543	—	2,397	2,397
Balance as of December 31, 2016	$16,192	$3,659	$19,851	$22,257	$27,513	$49,770

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
Liggett Vector Brands entered into an agreement with a subsidiary of the Convenience Distribution Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2016.
In addition to the foregoing, Douglas Elliman Realty, LLC and its subsidiaries are subject to numerous proceedings, lawsuits and claims in connection with their ordinary business activities. Many of these matters are covered by insurance or, in some cases, the company is indemnified by third parties.
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
Management is of the opinion that the liabilities, if any, resulting from other proceedings, lawsuits and claims pending against the Company and its consolidated subsidiaries, unrelated to tobacco product liability, should not materially affect the Company’s consolidated financial position, results of operations or cash flows.

16.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2016	2015	2014
Cash paid during the period for:
Interest	$108,422	$96,958	$98,754
Income taxes	46,811	52,040	16,610
Non-cash investing and financing activities:
Issuance of stock dividend	609	584	520
Non-controlling interest	—	—	2,733
Debt retired in conversion to stock	—	25,000	132,530
Embedded derivative, net retired in conversion to stock	—	889	6,680

17.	RELATED PARTY TRANSACTIONS

Ladenburg Thalmann Financial Services Inc. As of December 31, 2016, the Company owned 15,191,200 common shares of Ladenburg Thalmann Financial Services Inc. (“LTS”), a publicly-traded, diversified financial-services company engaged in independent brokerage and advisory services, investment banking, equity research, institutional sales and trading, asset management services, wholesale life insurance brokerage and trust services. The Company, through its various investments in LTS, beneficially owned approximately 8.28% and accounts for its investment in LTS under the equity method of accounting.
In September 2006, the Company entered into an agreement with LTS pursuant to which the Company agreed to make available to LTS the services of the Company’s Executive Vice President (the “EVP”) to serve as the President and Chief Executive Officer of LTS and to provide certain other financial, accounting and tax services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002 and assistance in the preparation of income tax returns. LTS paid the Company $850 for each of 2016, 2015 and 2014 under the agreement and pays the Company at a rate of $850 per year in 2017. These amounts are recorded as equity income. LTS paid compensation to the President and Chief Executive Officer of the Company,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

who serves as Vice Chairman of LTS, of $1,250, $1,300 and $1,375 for 2016, 2015 and 2014, respectively, and director fees of $36, $38 and $39 for 2016, 2015 and 2014, respectively. LTS paid compensation to the Company EVP, who serves as President and CEO of LTS, of $1,450, $1,450 and $1,375 for 2016, 2015 and 2014, respectively.
On November 4, 2011, Vector was part of a consortium, which included Dr. Phillip Frost, who is a beneficial owner of approximately 15.3% of the Company’s common stock as of February 21, 2017 and the EVP that agreed to provide a five-year loan to LTS. Vector’s portion of the loan was $15,000. Interest on the loan, which was due on November 4, 2016, was payable quarterly at 11% per annum and commenced on December 31, 2011. The Company recorded equity in earnings of $205, $280 and $574 in 2016, 2015 and 2014, respectively, related to the interest payments. On October 26, 2016, the Company surrendered the remaining principal amount of $1,680 of its note to pay for the exercise price of 1,000,000 LTS Warrants that were exercised in full on the same date. The LTS warrants had been received in connection with the funding of the five-year loan to LTS.
The Company owns 240,000 shares of LTS’s 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share) and recorded dividend income from the investment of $480 in each of 2016, 2015 and 2014.
Castle Brands Inc. As of December 31, 2016, the Company owned 12,671,159 common shares of Castle (NYSE MKT: ROX), a publicly-traded developer and importer of premium branded spirits. The Company accounts for its investment in Castle under the equity method.
In October 2008, the Company entered into an agreement with Castle where the Company agreed to make available to Castle the services of the EVP to serve as the President and Chief Executive Officer of Castle and to provide other financial, accounting and tax services. The Company recognized management fees at a rate of $100 in each of 2016, 2015 and 2014, under the agreement and Castle has agreed to pay it at a rate of $100 per year in 2017. In 2013, the Company purchased in a private placement $200 of Castle’s convertible debt, which bears interest at 5% per annum, is convertible into 222,222 shares of Castle common stock and is due on December 15, 2018. The Castle convertible debt was included in the ending carrying value of the Company's equity method investment in Castle.
Morgans Hotel Group Co. The Company's President and Chief Executive Officer served as the Chairman of the Board of Directors of Morgans Hotel Group Co. (NASDAQ: MHGC) in 2015 and 2016. As of November 30, 2016, the Company beneficially owned approximately 2,459,788 (7.03%) and accounted for its investment in MHGC as investment securities available for sale. On December 1, 2016, MHGC merged with another company and, as a result, the common shares of MHGC ceased to be outstanding and were converted into the right to receive $2.25 in cash. The Company received $5,535 for its investment in MHGC and recorded a gain of $2,140, after recognizing an impairment charge of $4,772 in the first quarter of 2016.
Insurance. The Company’s Chief Executive Officer, a firm in which he is a shareholder, and affiliates of that firm received insurance commissions aggregating approximately $247, $217 and $261 in 2016, 2015 and 2014, respectively, on various insurance policies issued for the Company and its subsidiaries.
Other. In addition to its investment in LTS and Castle, the Company has made investments in entities where Dr. Frost has a relationship. These include the following: (i) three investments in 2006, 2008, 2009, 2011, and 2015 totaling approximately $12,788 in common stock of OPKO Inc. (NYSE MKT: OPK) and its predecessor eXegenics Inc., and in January 2013, the Company purchased $5,000 of Opko’s 3.00% convertible senior notes due 2033 which were converted into 726,036 shares of common stock in May 2015 ; (ii) a $500 investment in 2008 in BioCardia, Inc (formerly known as Tiger X Medical Inc. and Cardo Medical Inc); and (iii) a $250 investment in 2008 in Cocrystal Pharma, Inc. (f/ka/ Cocrystal Discovery Inc.). Dr. Frost is a director, executive officer and/or more than 10% shareholder in these entities as well as LTS. Additional investments in entities where Dr. Frost has a relationship may be made in the future.
In May 2009, the Company issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. The purchaser of the 6.75% Note was an entity affiliated with Dr. Frost. In March 2014, the holder of the 6.75% Note elected to convert $25,000 of the principal balance of the Note into 2,455,877 shares of the Company's common stock. On November 14, 2014, the Note was amended to extend the stated maturity date of the Note from November 15, 2014 to February 15, 2015. On February 3, 2015, the remaining $25,000 of principal of the Note was converted into 2,455,876 shares of the Company's common stock. Vector made cash interest payments of $1,094 associated with the Note in 2015.
In September 2012, the Company entered into an office lease (the “Lease”) with Frost Real Estate Holdings, LLC (“FREH”), an entity affiliated with Dr. Frost. The Lease is for 12,390 square feet of space in an office building in Miami, Florida. The initial term of the Lease is five years, subject to two optional five-year term extensions. Payments under the lease commenced in May 2013. The Lease provides for payments of $31 per month in the first year increasing to $35 per month in the fifth year, plus applicable sales tax. The rent is inclusive of operating expenses, property taxes and parking. A $220 tenant improvement allowance will be credited to the rent pro-rata over the initial five-year term. In connection with the execution of the Lease, the Company received the advice and opinion of a commercial real estate firm that the Lease terms were fair and that the Company received

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms favorable in the market. The Company recorded rental expense of $380 for each of the three years ended December 31, 2016, 2015 and 2014, respectively, associated with the lease.
A son of the Company's President and Chief Executive Officer is an associate broker with Douglas Elliman Realty, LLC and he received commissions and other payments of $640 and $453 in accordance with brokerage activities in 2016 and 2015, respectively. The Company's President and Chief Executive Officer has reserved a unit in a real estate venture for a purchase price of $5,200 in 2015 and he may reserve or purchase units in other real estate ventures in the future.

18.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of December 31, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$248,552	$248,552	$—	$—

Commercial paper (1)	41,247	—	41,247	—

Certificates of deposit (2)	2,982	—	2,982	—

Bonds (2)	4,240	4,240	—	—

Investment securities available for sale
Equity securities	50,843	50,843	—	—
Mutual funds invested in fixed income securities	20,582	20,582	—	—
Fixed income securities
U.S. government securities	30,642	—	30,642	—
Corporate securities	36,687	—	36,687	—
U.S. government and federal agency	6,500	—	6,500	—
Commercial mortgage-backed securities	1,398	—	1,398	—
Commercial paper	8,980	—	8,980	—
Index-linked U.S. bonds	770	—	770	—
Foreign fixed-income securities	501	—	501	—
Total fixed income securities	85,478	—	85,478	—

Total investment securities available for sale	156,903	71,425	85,478	—

Total	$453,924	$324,217	$129,707	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$112,332	$—	$—	$112,332

Nonrecurring fair value measurements
Long-term investments (3)	$6,396			$6,396	$(1,203)
	$6,396			$6,396	$(1,203)

(1)	Amounts included in cash and cash equivalents on the condensed consolidated balance sheet.

(2)	Amounts included in current restricted assets and restricted assets on the condensed consolidated balance sheet.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Long-term investments with a carrying amount of $7,599 were written down to their fair value of $6,396, resulting in an impairment charge of $1,203, which was included in earnings.

	Fair Value Measurements as of December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$93,915	$93,915	$—	$—

Certificates of deposit (2)	3,469	—	3,469	—

Bonds (2)	12,767	12,767	—	—

Investment securities available for sale
Equity securities	67,273	67,273	—	—
Mutual funds invested in fixed income securities	20,111	20,111	—	—
Fixed income securities
U.S. government securities	28,132	—	28,132	—
Corporate securities	41,561	—	41,561	—
U.S. government and agency	5,790	—	5,790	—
Commercial mortgage-backed securities	8,728	—	8,728	—
U.S. asset-backed securities	8,276	—	8,276	—
Index-linked U.S. bonds	2,105	—	2,105	—
Total fixed income securities	94,592	—	94,592	—

Total investment securities available for sale	181,976	87,384	94,592	—

Total	$292,127	$194,066	$98,061	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$144,042	$—	$—	$144,042

Nonrecurring fair value measurements
Long-term investments (3)	$11,189			$11,189	$(811)
Real estate held for sale (4)	3,780			3,780	(230)
	$14,969			$14,969	$(1,041)

(1)	Amounts included in cash and cash equivalents on the condensed consolidated balance sheet.

(2)	Amounts included in current restricted assets and restricted assets on the condensed consolidated balance sheet.

(3)	Long-term investments with a carrying amount of $12,000 were written down to their fair value of $11,189, resulting in an impairment charge of $811, which was included in earnings.

(4)	Real estate with a carrying value of $4,010 was written down to its fair value of $3,780, resulting in an impairment charge of $230, which was included in earnings.

The fair value of the Level 2 certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is the rate offered by the financial institution. The fair value of investment securities available for sale included in Level 1 is based on quoted market prices from various stock exchanges. The Level 2 investment securities available for sale are based on quoted market prices of securities that are thinly traded, quoted prices for identical or similar assets n markets that are not active or inputs other than quoted prices such as interest rates and yield curves.

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
The value of the embedded derivatives is contingent on changes in implied interest rates of the convertible debt, the Company's stock price, stock volatility as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on the Company's 2020 Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by the Company's stock price, convertible bond trading price, risk-free interest rates and stock volatility.

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2016	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$112,332	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$22.74
			Convertible trading price (as a percentage of par value)	114.69%
			Volatility	19.47%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	4.5% - 5.5% (5.0%)

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2015	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$144,042	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$23.59
			Convertible trading price (of par)	114.3%
			Volatility	18.30%
			Implied credit spread	5.0% - 5.5% (5.25%)

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of December 31, 2016 and 2015, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.    SEGMENT INFORMATION
The Company’s business segments were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of conventional cigarettes. The E-Cigarettes segment includes the operations of the Company's e-cigarette business. The Real Estate segment includes the Company’s investment in New Valley, which includes Douglas Elliman, Escena, our previous investment in Indian Creek, Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s operations before taxes and non-controlling interests for the years ended December 31, 2016, 2015 and 2014 follows:

				Real		Corporate
	Tobacco		E-Cigarettes	Estate		and Other			Total

2016
Revenues	$1,011,620		$(776)	$680,105		$—			$1,690,949
Operating income (loss)	238,293	(1)	(1,403)	23,001		(26,894)			232,997
Equity in earnings from real estate ventures	—		—	5,200		—			5,200
Identifiable assets	328,349		68	573,350	(4)	502,268	(5)	(6)	1,404,035
Depreciation and amortization	10,224		—	10,485		1,650			22,359
Capital expenditures	6,445		—	20,160		86			26,691

2015
Revenues	$1,017,761		$(1,970)	$641,406		$—			$1,657,197
Operating income (loss)	209,393	(2)	(13,037)	24,087		(20,523)			199,920
Equity in earnings from real estate ventures	—		—	2,001		—			2,001
Identifiable assets	344,033		985	585,098	(4)	350,499	(5)	(6)	1,280,615
Depreciation and amortization	11,323		—	12,589		1,742			25,654
Capital expenditures	3,730		—	7,247		—			10,977

2014
Revenues	$1,021,259		$8,589	$561,467		$—			$1,591,315
Operating income (loss)	199,119	(3)	(13,124)	42,354		(15,911)			212,438
Equity in earnings from real estate ventures	—		—	4,103		—			4,103
Identifiable assets	325,870		8,139	498,058	(4)	556,975	(5)	(6)	1,389,042
Depreciation and amortization	10,885		—	12,204		1,410			24,499
Capital expenditures	9,256		—	6,923		7,225			23,404

_____________________________

(1)	Operating income includes $247 of expense from MSA Settlement, $20,000 of litigation judgment expense, and $41 of restructuring expense.

(2)	Operating income includes $4,364 of income from MSA Settlement, $20,072 of litigation settlement and judgment expense, $7,257 of restructuring expense, and $1,607 of pension settlement expense.

(3)	Operating income includes $1,419 of income from NPM Settlement and $2,475 of litigation settlement charges and judgment expense.

(4)	Includes real estate investments accounted for under the equity method of accounting of $221,258, $217,168 and $163,460 as of December 31, 2016, 2015 and 2014, respectively.

(5)
Corporate and Other identifiable assets primarily includes cash of $280,691, investment securities of $156,903, and long-term investments of $34,975 as of December 31, 2016. Corporate and other identifiable assets primarily includes cash of $112,130, investment securities of $181,976, and long-term investments of $62,225 as of December 31, 2015. Corporate and other identifiable assets primarily includes cash of $213,227, investment securities of $269,100, and long-term investments of $52,025 as of December 31, 2014.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Includes long-term investments accounted for under the equity method of accounting of $17,721, $21,495 and $20,484 as of December 31, 2016, 2015 and 2014, respectively.

20.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Unaudited quarterly data for the years ended December 31, 2016 and 2015 are as follows:

	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Revenues	$412,772	$459,104	$438,273	$380,800
Gross Profit	138,923	155,662	154,642	144,378
Operating income	30,754	69,364	70,720	62,159
Net income applicable to common shares attributed to Vector Group Ltd.	$4,599	$23,175	$24,015	$19,338
Per basic common share (1):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.04	$0.18	$0.19	$0.15
Per diluted common share (1):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.04	$0.18	$0.19	$0.15
_____________________________

(1)
Per share computations include the impact of a 5% stock dividend paid on September 29, 2016. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
Revenues	$430,330	$449,934	$416,173	$360,760
Gross Profit	137,742	154,017	136,969	118,742
Operating income	31,032	69,367	55,803	43,718
Net income applicable to common shares attributed to Vector Group Ltd.	$7,904	$12,466	$17,607	$21,221
Per basic common share (1):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.06	$0.10	$0.14	$0.17
Per diluted common share (1):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.06	$0.10	$0.14	$0.17
_____________________________

(1)
Per share computations include the impact of a 5% stock dividend paid on September 29, 2015. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had on December 31, 2016, outstanding $835,000 principal amount of its 7.75% Senior Secured Notes due 2021 that were guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of its cigarette businesses. (See Note 9.) The notes are not guaranteed by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley.
Presented herein are Condensed Consolidating Balance Sheets as of December 31, 2016 and 2015 and the related Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2016, 2015 and 2014 of Vector Group. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).

Subsequent to year end, the Company issued $850,000 of its 6.125% Senior Secured Notes due 2025 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933 on January 27, 2017. The Company is using the net proceeds of the issuance to redeem $835,000 of its 7.75% Senior Secured Notes.

The Company and the guarantors have filed a shelf registration statement for the offering of debt securities on a delayed or continuous basis and the Company is filing this condensed consolidating financial information in connection therewith.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$279,815	$14,798	$98,917	$—	$393,530
Investment securities available for sale	121,016	35,887	—	—	156,903
Accounts receivable - trade, net	—	11,775	7,026	—	18,801
Intercompany receivables	22,789	—	—	(22,789)	—
Inventories	—	89,834	—	—	89,834
Income taxes receivable, net	18,387	—	—	(2,277)	16,110
Restricted assets	—	6,416	914	—	7,330
Other current assets	517	4,428	18,010	—	22,955
Total current assets	442,524	163,138	124,867	(25,066)	705,463
Property, plant and equipment, net	1,134	48,314	31,000	—	80,448
Investments in real estate, net	—	—	23,640	—	23,640
Long-term investments	52,308	388	501	—	53,197
Investments in real estate ventures	—	—	221,258	—	221,258
Investments in consolidated subsidiaries	501,659	—	—	(501,659)	—
Restricted assets	1,728	2,258	—	—	3,986
Goodwill and other intangible assets, net	—	107,511	154,407	—	261,918
Prepaid pension costs	—	22,273	—	—	22,273
Other assets	7,534	12,118	12,200	—	31,852
Total assets	$1,006,887	$356,000	$567,873	$(526,725)	$1,404,035
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$39,333	$175	$—	$39,508
Current portion of employee benefits	—	937	—	—	937
Intercompany payables	—	24	22,765	(22,789)	—
Income taxes payable, net	—	1,089	1,188	(2,277)	—
Litigation accruals and current payments due under the Master Settlement Agreement	—	19,851	—	—	19,851
Other current liabilities	47,968	49,492	38,392	—	135,852
Total current liabilities	47,968	110,726	62,520	(25,066)	196,148
Notes payable, long-term debt and other obligations, less current portion	1,127,180	5,372	391	—	1,132,943
Fair value of derivatives embedded within convertible debt	112,332	—	—	—	112,332
Non-current employee benefits	42,818	16,140	—	—	58,958
Deferred income taxes, net	7,420	40,136	45,529	—	93,085
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,169	49,861	12,811	—	63,841
Total liabilities	1,338,887	222,235	121,251	(25,066)	1,657,307
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(332,000)	133,765	367,894	(501,659)	(332,000)
Non-controlling interest	—	—	78,728	—	78,728
Total stockholders' (deficiency) equity	(332,000)	133,765	446,622	(501,659)	(253,272)
Total liabilities and stockholders' deficiency	$1,006,887	$356,000	$567,873	$(526,725)	$1,404,035

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$111,470	$12,375	$116,523	$—	$240,368
Investment securities available for sale	131,810	50,166	—	—	181,976
Accounts receivable - trade, net	—	15,913	7,976	—	23,889
Intercompany receivables	11,293	—	—	(11,293)	—
Inventories	—	86,516	—	—	86,516
Income taxes receivable, net	8,213	—	—	(5,372)	2,841
Restricted assets	—	7,781	1,414	—	9,195
Other current assets	575	3,747	34,632	—	38,954
Total current assets	263,361	176,498	160,545	(16,665)	583,739
Property, plant and equipment, net	1,711	54,097	19,824	—	75,632
Investments in real estate, net	—	—	23,318	—	23,318
Long-term investments	61,747	478	501	—	62,726
Investments in real estate ventures	—	—	217,168	—	217,168
Investments in consolidated subsidiaries	532,501	—	—	(532,501)	—
Restricted assets	1,713	10,590	—	—	12,303
Goodwill and other intangible assets,net	—	107,511	156,448	—	263,959
Prepaid pension costs	—	20,650	—	—	20,650
Other assets	7,582	11,769	1,769	—	21,120
Total assets	$868,615	$381,593	$579,573	$(549,166)	$1,280,615
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$8,733	$186	$—	$8,919
Current portion of employee benefits	—	915	—	—	915
Intercompany payables	—	586	10,707	(11,293)	—
Income taxes payable, net	—	5,464	4	(5,372)	96
Litigation accruals and current payments due under the Master Settlement Agreement	—	52,145	—	—	52,145
Other current liabilities	38,140	74,083	41,994	—	154,217
Total current liabilities	38,140	141,926	52,891	(16,665)	216,292
Notes payable, long-term debt and other obligations, less current portion	848,368	7,519	221	—	856,108
Fair value of derivatives embedded within convertible debt	144,042	—	—	—	144,042
Non-current employee benefits	39,244	15,811	—	—	55,055
Deferred income taxes, net	2,675	33,791	42,963	—	79,429
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	2,193	44,982	4,675	—	51,850
Total liabilities	1,074,662	244,029	100,750	(16,665)	1,402,776
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(206,047)	137,564	394,937	(532,501)	(206,047)
Non-controlling interest	—	—	83,886	—	83,886
Total stockholders' (deficiency) equity	(206,047)	137,564	478,823	(532,501)	(122,161)
Total liabilities and stockholders' deficiency	$868,615	$381,593	$579,573	$(549,166)	$1,280,615

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Year Ended December 31, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$1,011,322	$680,105	$(478)	$1,690,949
Expenses:
Cost of sales	—	672,515	424,829	—	1,097,344
Operating, selling, administrative and general expenses	36,242	72,359	232,444	(478)	340,567
Litigation settlement and judgment expense	—	20,000	—	—	20,000
Management fee expense	—	10,649	—	(10,649)	—
Restructuring charges	—	41	—	—	41
Operating (loss) income	(36,242)	235,758	22,832	10,649	232,997
Other income (expenses):
Interest expense	(139,524)	(3,438)	(20)	—	(142,982)
Change in fair value of derivatives embedded within convertible debt	31,710	—	—	—	31,710
Equity in earnings from real estate ventures	—	—	5,200	—	5,200
Equity in losses from investments	(2,664)	(90)	—	—	(2,754)
Gain on sale of investment securities available for sale	376	2,531	—	—	2,907
Impairment of investment securities available for sale	(609)	(4,772)	—	—	(5,381)
Equity in earnings in consolidated subsidiaries	161,471	—	—	(161,471)	—
Management fee income	10,649	—	—	(10,649)	—
Other, net	2,780	1,013	939	—	4,732
Income before provision for income taxes	27,947	231,002	28,951	(161,471)	126,429
Income tax benefit (expense)	43,180	(83,008)	(9,335)	—	(49,163)
Net income	71,127	147,994	19,616	(161,471)	77,266
Net income attributed to non-controlling interest	—	—	(6,139)	—	(6,139)
Net income attributed to Vector Group Ltd.	$71,127	$147,994	$13,477	$(161,471)	$71,127
Comprehensive income attributed to non-controlling interest	$—	$—	$(6,139)	$—	$(6,139)
Comprehensive income attributed to Vector Group Ltd.	$68,195	$146,841	$13,477	$(160,318)	$68,195

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Year Ended December 31, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$1,016,279	$641,406	$(488)	$1,657,197
Expenses:
Cost of sales	—	699,440	410,287	—	1,109,727
Operating, selling, administrative and general expenses	29,237	84,437	207,035	(488)	320,221
Litigation settlement and judgment expense	—	20,072	—	—	20,072
Management fee expense	—	10,250	—	(10,250)	—
Restructuring charges	—	7,257	—	—	7,257
Operating (loss) income	(29,237)	194,823	24,084	10,250	199,920
Other income (expenses):
Interest expense	(115,731)	(4,953)	(7)	—	(120,691)
Change in fair value of derivatives embedded within convertible debt	24,455	—	—	—	24,455
Equity in earnings from real estate ventures	—	—	2,001	—	2,001
Equity in losses from investments	(2,640)	(41)	—	—	(2,681)
(Loss) gain on sale of investment securities available for sale	(2,037)	13,175	—	—	11,138
Impairment of investment securities available for sale	(4,859)	(7,987)	—	—	(12,846)
Equity in earnings in consolidated subsidiaries	125,042	—	—	(125,042)	—
Management fee income	10,250	—	—	(10,250)	—
Other, net	4,016	639	1,754	—	6,409
Income before provision for income taxes	9,259	195,656	27,832	(125,042)	107,705
Income tax benefit (expense)	49,939	(82,282)	(8,890)	—	(41,233)
Net income	59,198	113,374	18,942	(125,042)	66,472
Net income attributed to non-controlling interest	—	—	(7,274)	—	(7,274)
Net income attributed to Vector Group Ltd.	$59,198	$113,374	$11,668	$(125,042)	$59,198
Comprehensive income attributed to non-controlling interest	$—	$—	$(7,274)	$—	$(7,274)
Comprehensive income attributed to Vector Group Ltd.	$52,228	$105,456	$11,668	$(117,124)	$52,228

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Revenues	$—	$1,030,157	$561,467	$(309)	$1,591,315
Expenses:
Cost of sales	—	743,032	354,028	—	1,097,060
Operating, selling, administrative and general expenses	24,262	90,208	165,181	(309)	279,342
Litigation settlement and judgment expense	—	2,475	—	—	2,475
Management fee expense	—	9,870	—	(9,870)	—
Operating (loss) income	(24,262)	184,572	42,258	9,870	212,438
Other income (expenses):
Interest expense	(157,321)	(4,241)	(41)	612	(160,991)
Changes in fair value of derivatives embedded within convertible debt	19,409	—	—	—	19,409
Acceleration of interest expense related to debt conversion	(5,205)	—	—	—	(5,205)
Equity in earnings from real estate ventures	—	—	4,103	—	4,103
Loss on sale of investment securities available for sale	(11)	—	—	—	(11)
Equity in earnings from investments	3,122	18	—	—	3,140
Equity in earnings in consolidated subsidiaries	124,001	—	—	(124,001)	—
Management fee income	9,870	—	—	(9,870)	—
Other, net	4,178	1,044	4,786	(612)	9,396
(Loss) income before provision for income taxes	(26,219)	181,393	51,106	(124,001)	82,279
Income tax benefit (expense)	63,064	(78,801)	(17,428)	—	(33,165)
Net income	36,845	102,592	33,678	(124,001)	49,114
Net loss attributed to non-controlling interest	—	—	(12,258)	—	(12,258)
Net income attributed to Vector Group Ltd.	$36,845	$102,592	$21,420	$(124,001)	$36,856
Comprehensive income attributed to non-controlling interest	$—	$—	$(12,258)	$—	$(12,258)
Comprehensive income attributed to Vector Group Ltd.	$34,922	$102,536	$21,420	$(123,956)	$34,922

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Year Ended December 31, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$135,820	$112,562	$60,640	$(211,386)	$97,636
Cash flows from investing activities:
Sale of investment securities	105,815	10,255	—	—	116,070
Maturities of investment securities	10,822	—	—	—	10,822
Purchase of investment securities	(117,211)	—	—	—	(117,211)
Proceeds from sale or liquidation of long-term investments	4,552	—	—	—	4,552
Purchase of long-term investments	—	—	(50)	—	(50)
Investments in real estate ventures	—	—	(44,107)	—	(44,107)
Distributions from real estate ventures	—	—	33,204	—	33,204
Increase in cash surrender value of life insurance policies	—	(484)	—	—	(484)
(Increase) decrease in restricted assets	(15)	9,696	500	—	10,181
Investments in subsidiaries	(19,219)	—	—	19,219	—
Proceeds from sale of fixed assets	—	32	13	—	45
Purchase of subsidiaries	—	—	(250)	—	(250)
Repayment of notes receivable	—	—	4,410	—	4,410
Capital expenditures	(86)	(6,445)	(20,160)	—	(26,691)
Investments in real estate held for sale	—	—	(245)	—	(245)
Pay down of investment securities	9,212	—	—	—	9,212
Net cash (used in) provided by investing activities	(6,130)	13,054	(26,685)	19,219	(542)
Cash flows from financing activities:
Proceeds from issuance of debt	243,225	—	395	—	243,620
Deferred financing costs	(6,600)	—	—	—	(6,600)
Repayments of debt	—	(5,226)	(139)	—	(5,365)
Borrowings under revolver	—	144,294	—	—	144,294
Repayments on revolver	—	(110,614)	—	—	(110,614)
Capital contributions received	—	2,800	16,419	(19,219)	—
Intercompany dividends paid	—	(154,447)	(56,939)	211,386	—
Dividends and distributions on common stock	(198,947)	—	—	—	(198,947)
Distributions to non-controlling interest	—	—	(11,545)	—	(11,545)
Contributions from non-controlling interest	—	—	248	—	248
Proceeds from exercise of Vector options	398	—	—	—	398
Tax benefit of options exercised	579	—	—	—	579
Net cash provided by (used in) financing activities	38,655	(123,193)	(51,561)	192,167	56,068
Net increase (decrease) in cash and cash equivalents	168,345	2,423	(17,606)	—	153,162
Cash and cash equivalents, beginning of year	111,470	12,375	116,523	—	240,368
Cash and cash equivalents, end of year	$279,815	$14,798	$98,917	$—	$393,530

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Year Ended December 31, 2015
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$136,370	$172,065	$45,715	$(209,671)	$144,479
Cash flows from investing activities:
Sale of investment securities	256,161	14,415	—	—	270,576
Maturities of investment securities	5,491	—	—	—	5,491
Purchase of investment securities	(207,822)	(6,324)	—	—	(214,146)
Proceeds from sale of or liquidation of long-term investments	1,106	—	197	—	1,303
Purchase of long-term investments	(10,000)	—	—	—	(10,000)
Investments in real estate ventures	—	—	(70,272)	—	(70,272)
Distributions from real estate ventures	—	—	17,563	—	17,563
Increase in cash surrender value of life insurance policies	(1,257)	(485)	—	—	(1,742)
Increase in restricted assets	(6)	(6,883)	—	—	(6,889)
Issuance of notes receivable	—	—	(4,410)	—	(4,410)
Investments in subsidiaries	(103,174)	—	—	103,174	—
Proceeds from sale of fixed assets	—	4	—	—	4
Repayments of notes receivable	—	—	4,000	—	4,000
Capital expenditures	—	(3,730)	(7,247)	—	(10,977)
Proceeds from sale of preferred securities	—	—	1,000		1,000
Investments in real estate, net	—	—	(12,603)	—	(12,603)
Pay downs of investment securities	8,739	—	—	—	8,739
Net cash used in investing activities	(50,762)	(3,003)	(71,772)	103,174	(22,363)
Cash flows from financing activities:
Proceeds from issuance of debt	—	1,799	306	—	2,105
Deferred financing costs	—	(624)	—	—	(624)
Repayments of debt	—	(6,362)	(322)	—	(6,684)
Borrowings under revolver	—	153,361	—	—	153,361
Repayments on revolver	—	(167,915)	—	—	(167,915)
Capital contributions received	—	33,658	69,516	(103,174)	—
Intercompany dividends paid	—	(181,825)	(29,343)	211,168	—
Dividends and distributions on common stock	(188,151)	—	—	—	(188,151)
Distributions to non-controlling interest	—	—	(3,280)	—	(3,280)
Contributions from non-controlling interest	—	—	813	—	813
Proceeds from exercise of Vector options	1,441	—	—	—	1,441
Tax benefit of options exercised	821	1,497	—	(1,497)	821
Net cash (used in) provided by financing activities	(185,889)	(166,411)	37,690	106,497	(208,113)
Net (decrease) increase in cash and cash equivalents	(100,281)	2,651	11,633	—	(85,997)
Cash and cash equivalents, beginning of year	211,751	9,724	104,890	—	326,365
Cash and cash equivalents, end of year	$111,470	$12,375	$116,523	$—	$240,368

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Net cash provided by operating activities	$61,779	$83,671	$62,656	$(100,730)	$107,376
Cash flows from investing activities:
Sale of investment securities	154,615	—	—	—	154,615
Maturities of investment securities	930	—	—	—	930
Purchase of investment securities	(299,417)	(6,314)	—	—	(305,731)
Proceeds from sale or liquidation of long-term investments	2,367	—	49	—	2,416
Purchase of long-term investments	(12,000)	—	—	—	(12,000)
Investments in real estate ventures	—	—	(40,916)	—	(40,916)
Distributions from real estate ventures	—	—	7,309	—	7,309
Increase in cash surrender value of life insurance policies	—	(484)	—	—	(484)
Decrease (increase) in restricted assets	188	(371)	(689)	—	(872)
Issuance of notes receivable	(35,000)	—	(8,250)	35,000	(8,250)
Proceeds from sale of fixed assets	—	4	—	—	4
Purchase of subsidiaries	—	—	(750)	—	(750)
Repayments of notes receivable	35,000	—	4,850	(35,000)	4,850
Purchase of preferred securities	—	—	(1,000)	—	(1,000)
Investments in subsidiaries	(85,278)	—	—	85,278	—
Capital expenditures	(15)	(16,466)	(6,923)	—	(23,404)
Pay downs of investment securities	1,849	—	—	—	1,849
Net cash used in investing activities	(236,761)	(23,631)	(46,320)	85,278	(221,434)
Cash flows from financing activities:
Proceeds from issuance of debt	408,750	40,164	—	(35,000)	413,914
Repayments of debt	—	(43,724)	(3,877)	35,000	(12,601)
Deferred financing costs	(12,360)	—	—	—	(12,360)
Borrowings under revolver	—	886,130	—	—	886,130
Repayments on revolver	—	(898,788)	—	—	(898,788)
Capital contributions received	—	15,270	70,008	(85,278)	—
Intercompany dividends paid	—	(61,180)	(39,550)	100,730	—
Dividends and distributions on common stock	(167,328)	—	—	—	(167,328)
Distributions to non-controlling interest	—	—	(9,339)	—	(9,339)
Proceeds from exercise of Vector options	5,151	—	—	—	5,151
Tax benefit of options exercised	1,178	—	—	—	1,178
Net cash provided by (used in) financing activities	235,391	(62,128)	17,242	15,452	205,957
Net increase (decrease) in cash and cash equivalents	60,409	(2,088)	33,578	—	91,899
Cash and cash equivalents, beginning of year	151,342	11,812	71,312	—	234,466
Cash and cash equivalents, end of year	$211,751	$9,724	$104,890	$—	$326,365

VECTOR GROUP LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2016
Allowances for:
Doubtful accounts	$112	$—	$24	$88
Cash discounts	367	25,237	25,331	273
Deferred tax valuation allowance	3,900	539	—	4,439
Sales returns	7,822	4,962	6,226	6,558
Total	$12,201	$30,738	$31,581	$11,358
Year Ended December 31, 2015
Allowances for:
Doubtful accounts	$37	$75	$—	$112
Cash discounts	415	25,616	25,664	367
Deferred tax valuation allowance	4,933	—	1,033	3,900
Sales returns	7,720	8,516	8,414	7,822
Total	$13,105	$34,207	$35,111	$12,201
Year Ended December 31, 2014
Allowances for:
Doubtful accounts	$192	$31	$186	$37
Cash discounts	241	25,801	25,627	415
Deferred tax valuation allowance	6,014	—	1,081	4,933
Sales returns	4,420	6,886	3,586	7,720
Total	$10,867	$32,718	$30,480	$13,105