Form 10-Q
period 2017-03-31
VECTOR GROUP LTD
filed 2017-05-05
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2017

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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company	☐ Emerging Growth Company
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
☐ Yes ☒ No

At May 5, 2017, Vector Group Ltd. had 129,434,081 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31, 2017	December 31, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$356,687	$393,530
Investment securities available for sale	150,231	156,903
Accounts receivable - trade, net	14,490	18,801
Inventories	86,961	89,834
Income taxes receivable, net	19,342	16,110
Restricted assets	6,411	7,330
Other current assets	26,330	22,955
Total current assets	660,452	705,463
Property, plant and equipment, net	80,367	80,448
Investments in real estate, net	23,618	23,640
Long-term investments	73,796	53,197
Investments in real estate ventures	227,249	221,258
Restricted assets	3,750	3,986
Goodwill and other intangible assets, net	261,553	261,918
Prepaid pension costs	22,577	22,273
Other assets	33,710	31,852
Total assets	$1,387,072	$1,404,035
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$10,996	$39,508
Current payments due under the Master Settlement Agreement	48,342	16,192
Current portion of employee benefits	937	937
Litigation accruals	5,707	3,659
Other current liabilities	125,106	135,852
Total current liabilities	191,088	196,148
Notes payable, long-term debt and other obligations, less current portion	1,143,771	1,132,943
Fair value of derivatives embedded within convertible debt	103,761	112,332
Non-current employee benefits	59,168	58,958
Deferred income taxes, net	92,859	93,085
Payments due under the Master Settlement Agreement	21,329	22,257
Litigation accruals	23,917	27,513
Other liabilities	15,449	14,071
Total liabilities	1,651,342	1,657,307
Commitments and contingencies (Note 7)
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 shares authorized,129,434,081 and 127,739,481 shares issued and outstanding	12,943	12,774
Accumulated deficit	(344,854)	(333,529)
Accumulated other comprehensive loss	(11,121)	(11,245)
Total Vector Group Ltd. stockholders' deficiency	(343,032)	(332,000)
Non-controlling interest	78,762	78,728
Total stockholders' deficiency	(264,270)	(253,272)
Total liabilities and stockholders' deficiency	$1,387,072	$1,404,035

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2017	2016
Revenues
Tobacco*	$257,454	$221,015
Real estate	157,754	159,747
E-cigarettes	—	38
Total Revenues	415,208	380,800

Expenses:
Cost of sales:
Tobacco*	175,754	136,738
Real estate	100,169	99,678
E-cigarettes	—	6
Total cost of sales	275,923	236,422

Operating, selling, administrative and general expenses	84,769	79,828
Litigation settlement and judgment expense	1,585	2,350
Restructuring charges	—	41
Operating income	52,931	62,159

Other income (expenses):
Interest expense	(46,221)	(30,720)
Loss on extinguishment of debt	(34,110)	—
Change in fair value of derivatives embedded within convertible debt	8,571	9,694
Equity in earnings (losses) from real estate ventures	11,113	(507)
Equity in losses from investments	(1,061)	(1,671)
Gain on sale of investment securities available for sale	150	567
Impairment of investment securities available for sale	(39)	(4,813)
Other, net	1,659	1,047
(Loss) income before provision for income taxes	(7,007)	35,756
Income tax (benefit) expense	(2,782)	14,363

Net (loss) income	(4,225)	21,393

Net income attributed to non-controlling interest	(2)	(2,055)

Net (loss) income attributed to Vector Group Ltd.	$(4,227)	$19,338

Per basic common share:

Net (loss) income applicable to common share attributed to Vector Group Ltd.	$(0.03)	$0.15

Per diluted common share:

Net (loss) income applicable to common share attributed to Vector Group Ltd.	$(0.03)	$0.15

Dividends declared per share	$0.40	$0.38

* Revenues and cost of sales include federal excise taxes of $109,368 and $90,846, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended
	March 31,
	2017	2016

Net (loss) income	$(4,225)	$21,393

Net unrealized losses on investment securities available for sale:
Change in net unrealized losses	(176)	(4,634)
Net unrealized (gains) losses reclassified into net (loss) income	(111)	4,246
Net unrealized losses on investment securities available for sale	(287)	(388)

Net change in forward contracts	1	9

Net change in pension-related amounts
Amortization of loss	488	445
Net change in pension-related amounts	488	445

Other comprehensive income	202	66

Income tax effect on:
Change in net unrealized losses on investment securities	76	1,908
Net unrealized (gains) losses reclassified into net (loss) income on investment securities	45	(1,745)
Forward contracts	(1)	(3)
Pension-related amounts	(198)	(183)
Income tax provision on other comprehensive income	(78)	(23)

Other comprehensive income, net of tax	124	43

Comprehensive (loss) income	(4,101)	21,436

Comprehensive income attributed to non-controlling interest	(2)	(2,055)
Comprehensive (loss) income attributed to Vector Group Ltd.	$(4,103)	$19,381

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2017	127,739,481	$12,774	$—	$(333,529)	$(11,245)	$78,728	$(253,272)
Net (loss) income	—	—	—	(4,227)	—	2	(4,225)
Total other comprehensive income	—	—	—	—	124	—	124
Total comprehensive loss	—	—	—	—	—	—	(4,101)
Distributions and dividends on common stock	—	—	(46,069)	(7,098)	—	—	(53,167)
Issuance of common stock	2,000,000	200	43,030	—	—	—	43,230
Cancellation of shares under share lending agreement	(305,400)	(31)	31	—	—	—	—
Stock-based compensation	—	—	3,008	—	—	—	3,008
Distributions to non-controlling interest	—	—	—	—	—	32	32
Balance as of March 31, 2017	129,434,081	$12,943	$—	$(344,854)	$(11,121)	$78,762	$(264,270)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Net cash provided by (used in) operating activities	$27,896	$(4,936)
Cash flows from investing activities:
Sale of investment securities	13,456	51,218
Maturities of investment securities	7,174	343
Purchase of investment securities	(14,974)	(29,112)
Purchase of long-term investments	(22,400)	—
Investments in real estate ventures	(1,436)	(5,795)
Distributions from investments in real estate ventures	—	12
Increase in cash surrender value of life insurance policies	(49)	(62)
Decrease (increase) in restricted assets	1,156	(3,017)
Issuance of notes receivable	(1,500)	—
Proceeds from sale of fixed assets	2	—
Capital expenditures	(4,588)	(3,915)
Pay downs of investment securities	864	2,174
Investments in real estate, net	(70)	(49)
Net cash (used in) provided by investing activities	(22,365)	11,797
Cash flows from financing activities:
Proceeds from issuance of debt	850,000	57
Deferred financing costs	(19,200)	—
Repayments of debt	(835,697)	(1,576)
Borrowings under revolver	39,956	59,426
Repayments on revolver	(68,305)	(41,482)
Dividends and distributions on common stock	(52,358)	(48,876)
Contributions from non-controlling interest	—	248
Distributions to non-controlling interest	—	(5,978)
Proceeds from issuance of Vector stock	43,230	—
Net cash used in financing activities	(42,374)	(38,181)
Net decrease in cash and cash equivalents	(36,843)	(31,320)
Cash and cash equivalents, beginning of period	393,530	240,368
Cash and cash equivalents, end of period	$356,687	$209,048

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
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management's opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

(b)	Distributions and Dividends on Common Stock:

The Company records distributions on its common stock as dividends in its condensed consolidated statement of stockholders' deficiency to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in capital to the extent paid-in-capital is available and then to accumulated deficit. The Company’s stock dividends are recorded as stock splits and given retroactive effect to earnings per share for all periods presented.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net (loss) income for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended
	March 31,
	2017	2016
Net (loss) income attributed to Vector Group Ltd.	$(4,227)	$19,338
Income attributed to participating securities	—	(633)
Net (loss) income available to common shares attributed to Vector Group Ltd.	$(4,227)	$18,705

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended
	March 31,
	2017	2016
Weighted-average shares for basic EPS	125,568,396	123,961,803
Plus incremental shares related to stock options and non-vested restricted stock	—	204,145
Weighted-average shares for diluted EPS	125,568,396	124,165,948

The following were outstanding during the three months ended March 31, 2017 and 2016, but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended
	March 31,
	2017	2016
Weighted-average shares of non-vested restricted stock	1,959,376	1,260,000
Weighted-average expense per share	$19.14	$21.67
Weighted-average number of shares issuable upon conversion of debt	26,140,250	26,140,251
Weighted-average conversion price	$18.70	$18.70

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(e)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair value of the embedded derivatives based principally on the results of a valuation model. A readily determinable fair value of the embedded derivatives is not available. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company's debt when compared to risk-free securities with the same duration. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector's stock price. At March 31, 2017, the range of estimated fair values of the Company's embedded derivatives was between $103,371 and $104,600. The Company recorded the fair value of its embedded derivatives at the approximate midpoint of the range at $103,761 as of March 31, 2017. At December 31, 2016, the range of estimated fair values of the Company's embedded derivatives was between $111,653 and $113,090. The Company recorded the fair value of its embedded derivatives at the midpoint of the range at $112,332 as of December 31, 2016. The estimated fair value of the Company's embedded derivatives could change significantly based on future market conditions. (See Note 6.)

(f)	Investments in Real Estate Ventures:
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(g)	Other, Net:

Other, net consisted of:

	Three Months Ended
	March 31,
	2017	2016
Interest and dividend income	$1,745	$1,324
Loss on long-term investment	(35)	—
Impairment of long-term investments	—	(282)
Other (expense) income	(51)	5
Other, net	$1,659	$1,047

(h)	Other Current Liabilities:
Other current liabilities consisted of:

	March 31, 2017	December 31, 2016
Accounts payable	$11,170	$10,573
Accrued promotional expenses	24,188	23,763
Accrued excise and payroll taxes payable, net	20,802	10,044
Accrued interest	20,114	35,449
Commissions payable	16,732	6,164
Accrued salary and benefits	13,232	26,958
Other current liabilities	18,868	22,901
Total other current liabilities	$125,106	$135,852

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(i)	Goodwill and Other Intangible Assets, Net:

The components of “Goodwill and other intangible assets, net” were as follows:

	March 31, 2017	December 31, 2016
Goodwill	$70,815	$70,815

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	3,227	3,592

Total goodwill and other intangible assets, net	$261,553	$261,918

(j)	New Accounting Pronouncements:

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 provides guidance that require an employer to report the service cost component separate from the other components of net benefit pension costs. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement must be disclosed. The amendments of this ASU are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. Other than the revised statement of operations presentation, the adoption of ASU 2017-07 is not expected to have a material impact on the Company's condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). ASU 2016-18 provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2017 using a retrospective adoption method and early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-18 will have on the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under ASU 2016-17, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. As a result of ASU 2016-17, in certain cases, previous consolidation conclusions may change. ASU 2016-17 is effective for the Company's fiscal year beginning January 1, 2017 with retrospective application to January 1, 2016. The adoption of ASU 2016-17 had no impact on the Company’s condensed consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 modifies U.S. GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. ASU 2016-09 is effective for the Company's fiscal year beginning January 1, 2017, including interim periods. The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. Prior periods have not been adjusted. See Note 9 for information regarding the impact on the Company's condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-9”), instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. In May 2014, FASB issued ASU 2014-9 that outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. As amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date the new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning subsequent to December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method. The Company is currently evaluating the method and impact the adoption of ASU 2016-08 and ASU 2014-09 will have on the Company's condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 is effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods. The adoption of ASU 2016-07 did not have a material effect on the Company’s condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force) (“ASU 2016-06”). ASU 2016-06 clarifies the requirement for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under ASU 2016-06 is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments in ASU 2016-06 are effective for the Company's fiscal year beginning January 1, 2017, including interim periods. The adoption of ASU 2016-06 had no impact on the Company's condensed consolidated financial statements.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update were effective for annual periods beginning after December 15, 2016 and interim periods within those reporting periods. The adoption of ASU 2014-15 did not have a material effect on the Company’s condensed consolidated financial statements.

2.	INVENTORIES

Inventories consist of:

	March 31, 2017	December 31, 2016
Leaf tobacco	$43,111	$46,253
Other raw materials	3,245	3,733
Work-in-process	430	633
Finished goods	65,862	65,052
Inventories at current cost	112,648	115,671
LIFO adjustments	(25,687)	(25,837)
	$86,961	$89,834

All of the Company's inventories at March 31, 2017 and December 31, 2016 are reported under the LIFO method. The $25,687 LIFO adjustment as of March 31, 2017 decreases the current cost of inventories by $17,632 for Leaf tobacco, $215 for Other raw materials, $29 for Work-in-process and $7,811 for Finished goods. The $25,837 LIFO adjustment as of December 31, 2016 decreased the current cost of inventories by $17,632 for Leaf tobacco, $214 for Other raw materials, $29 for Work-in-process and $7,962 for Finished goods.

Liggett enters into purchase commitments with third-party providers for leaf tobacco that will be used entirely for future production. The future quantities of leaf tobacco and prices are established at the date of the commitments. At March 31, 2017, Liggett had tobacco purchase commitments of approximately $6,963. Liggett has a single source supply agreement for reduced ignition propensity cigarette paper through 2019.

Each period, the Company capitalizes in inventory that portion of its MSA liability that relates to cigarettes shipped to public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $17,554 and $17,364 at March 31, 2017 and December 31, 2016, respectively. Federal excise tax in inventory was $26,395 and $25,888 at March 31, 2017 and December 31, 2016.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at March 31, 2017 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$34,944	$15,481	$—	$50,425
Mutual funds invested in fixed income securities	20,620	106	(1)	20,725
Marketable debt securities	78,811	270	—	79,081
Total investment securities available for sale	$134,375	$15,857	$(1)	$150,231

The components of investment securities available for sale at December 31, 2016 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$34,956	$16,141	$(254)	$50,843
Mutual funds invested in fixed income securities	20,507	81	(6)	20,582
Marketable debt securities	85,297	181	—	85,478
Total investment securities available for sale	$140,760	$16,403	$(260)	$156,903

The table below summarizes the maturity dates of marketable debt securities at March 31, 2017.

Investment Type:	Market Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$28,494	$—	$28,494	$—
Corporate securities	38,877	7,035	31,842	—
U.S. mortgage-backed securities	6,043	—	31	6,012
Commercial mortgage-backed securities	843	—	—	843
Commercial paper	1,999	1,999	—	—
Index-linked U.S. bonds	2,325	—	2,325	—
Foreign fixed-income securities	500	—	500	—
Total marketable debt securities by maturity dates	$79,081	$9,034	$63,192	$6,855

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The available-for-sale investment securities with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	In loss position for
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
March 31, 2017
Mutual funds invested in fixed income securities	$5,167	$(1)	$—	$—	$5,167	$(1)
	$5,167	$(1)	$—	$—	$5,167	$(1)

December 31, 2016
Marketable equity securities	$5,746	$(254)	$—	$—	$5,746	$(254)
Mutual funds invested in fixed income securities	10,253	(6)	—	—	10,253	(6)
	$15,999	$(260)	$—	$—	$15,999	$(260)

Unrealized losses from mutual funds invested in fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from equity securities are due to market price movements. The Company believes the unrealized losses associated with the Company's mutual funds and equity securities will be recovered in the future.

Gross realized gains and losses on available-for-sale investment securities were as follows:

	Three Months Ended
	March 31,
	2017	2016
Gross realized gains on sales	$215	$759
Gross realized losses on sales	(65)	(192)
Gains on sale of investment securities available for sale	$150	$567

Gross realized losses on other-than-temporary impairments	$(39)	$(4,813)

The Company recorded an “Other-than-temporary impairment” charge of $39 and $4,813 during the three months ended March 31, 2017 and 2016, respectively. The largest component of the charge for the three months ended March 31, 2016 was $4,772 related to an investment in the common stock of Morgans Hotel Group Co. (“MHGC”), a company where Vector's President and Chief Executive Officer served as Chairman of the Board of Directors until December 1, 2016 when MHGC merged with another company. As a result, the common shares of MHGC ceased to be outstanding.
Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company's investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.
Proceeds from investment securities sales totaled $13,456 and $51,218 and proceeds from early redemptions by issuers totaled $8,038 and $2,517 in the three months ended March 31, 2017 and 2016, respectively, mainly from sales of Corporate securities and U.S. Government securities.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.	LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

	March 31, 2017	December 31, 2016
Investments accounted at cost	$57,376	$35,476
Investments accounted for under the equity method	16,420	17,721
	$73,796	$53,197

(a) Cost-Method Investments:

Long-term investments accounted at cost consisted of the following:

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$57,376	$64,053	$34,975	$40,569
Real estate partnership	—	—	501	494
	$57,376	$64,053	$35,476	$41,063

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
The Company invested $21,400 in five new investment funds and made an additional contribution of $1,000 to one of its existing investments during the three months ended March 31, 2017. There were no cash contributions during the three months ended March 31, 2016. The Company received cash distributions of $466 and $1,000 from the Company's investments in long-term investments under the cost method for the three months ended March 31, 2017 and 2016, respectively.
The long-term investments are carried on the condensed consolidated balance sheet at cost. The fair value determination disclosed above would be classified as Level 3 under fair value hierarchy disclosed in Note 10 if such assets were recorded on the consolidated balance sheet at fair value. The fair value determinations disclosed above were based on company assumptions, and information obtained from the partnerships based on the indicated market values of the underlying assets of their investment portfolio.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(b) Equity-Method Investments:

Long-term investments accounted for under the equity method consisted of the following:

	March 31, 2017	December 31, 2016
Indian Creek Investors LP ("Indian Creek")	$4,212	$5,248
Boyar Value Fund ("Boyar")	8,138	7,816
Ladenburg Thalmann Financial Services Inc. ("LTS")	4,070	4,657
Castle Brands, Inc. ("Castle")	—	—
	$16,420	$17,721

At March 31, 2017, the Company's ownership percentages in Indian Creek, Boyar, LTS and Castle were 20.15%, 31.99%, 8.05% and 7.87%, respectively. The Company accounted for its Indian Creek and Boyar interests as equity-method investments because the Company's ownership percentage meets the threshold for equity-method accounting. The Company accounted for its LTS and Castle interests as equity-method investments because the Company has the ability to exercise significant influence over their operating and financial policies.
The value of Boyar, based on the quoted market price as of March 31, 2017, was $8,138, equal to its carrying value. Ladenburg Thalmann Fund Management, LLC, an indirect subsidiary of LTS, is the manager of Boyar.
At March 31, 2017, the aggregate values of the LTS and Castle investments based on the quoted market price were $37,674 and $19,640, respectively.
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
The Company received cash distributions of $240 and $285 from the Company's investments in long-term investments under the equity method for the three months ended March 31, 2017 and 2016, respectively. The Company recognized equity in losses from investments under the equity method of $1,061 and $1,671 for the three months ended March 31, 2017 and 2016, respectively. The Company has suspended its recognition of equity in losses from Castle to the extent such losses exceed its basis.
If it is determined that an other-than-temporary decline in fair value exists in long-term investments, the Company records an impairment charge with respect to such investment in its condensed consolidated statements of operations. The Company will continue to perform additional assessments to determine the impact, if any, on the Company’s condensed consolidated financial statements. Thus, future impairment charges may occur.
The long-term investments are carried on the condensed consolidated balance sheet at cost under the equity method of accounting. The fair value determination disclosed above would be classified as Level 3 under fair value hierarchy disclosed in Note 10 if such assets were recorded on the condensed consolidated balance sheet at fair value.

5.	NEW VALLEY LLC

Investments in real estate ventures:

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership	March 31, 2017	December 31, 2016
Condominium and Mixed Use Development:
New York City SMSA	3.1% - 49.5%	$137,529	$131,770
All other U.S. areas	15.0% - 48.5%	42,761	40,950
		180,290	172,720
Apartment Buildings:
All other U.S. areas	7.6% - 16.3%	8,212	8,287
		8,212	8,287
Hotels:
New York City SMSA	5.2%	21,208	21,895
International	49.0%	2,486	3,037
		23,694	24,932
Commercial:
New York City SMSA	49.0%	2,944	3,290
All other U.S. areas	2.1%	10,000	10,000
		12,944	13,290

Other	50.0%	2,109	2,029
Investments in real estate ventures		$227,249	$221,258

Contributions:

New Valley made contributions to its investments in real estate ventures as follows:

	March 31, 2017	March 31, 2016
Condominium and Mixed Use Development:
New York City SMSA	$91	$1,102
All other U.S. areas	1,345	3,975
	1,436	5,077
Hotels:
New York City SMSA	—	718
	—	718

Total contributions	$1,436	$5,795

New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the three months ended March 31, 2017 and March 31, 2016. New Valley's direct investment percentage for these ventures did not change.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Distributions:

New Valley received distributions from its investments in real estate ventures as follows:

	March 31, 2017	March 31, 2016
Condominium and Mixed Use Development:
New York City SMSA	$6,200	$258
	6,200	258
Apartment Buildings:
All other U.S. areas	152	—
	152	—
Commercial:
New York City SMSA	101	135
	101	135

Other	550	550
Total distributions	$7,003	$943

Of the distributions received by New Valley from its investment in real estate ventures, $7,003 and $931 were from distributions of earnings for the three months ended March 31, 2017 and March 31, 2016, respectively, and $12 was a return of capital for the three months ended March 31, 2016.

Equity in Earnings (Losses) from Real Estate Ventures:

New Valley recognized equity in earnings (losses) from real estate ventures as follows:

	March 31, 2017	March 31, 2016
Condominium and Mixed Use Development:
New York City SMSA	$12,180	$(669)
All other U.S. areas	(292)	(514)
	11,888	(1,183)
Apartment Buildings:
All other U.S. areas	77	516
	77	516
Hotels:
New York City SMSA	(687)	(580)
International	(550)	(75)
	(1,237)	(655)
Commercial:
New York City SMSA	(245)	212
	(245)	212

Other	630	603
Total equity in earnings (losses) from real estate ventures	$11,113	$(507)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Investment in Real Estate Ventures Entered into during 2017:

In March 2017, New Valley invested $1,170 for an approximate 15.0% interest in Witkoff GP Partners LLC. The purpose of the joint venture is to use contributed capital to invest in other real estate ventures. The venture is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Witkoff GP Partners LLC was $1,174 at March 31, 2017. New Valley has committed to contribute up to an additional $18,830 to the venture.

VIE Consideration:

The Company has determined that New Valley is the primary beneficiary of two real state ventures because it controls the activities that most significantly impact economic performance of each of the two real estate ventures. Consequently, New Valley consolidates these variable interest entities ("VIEs").

The carrying amount of the consolidated assets of the VIEs was  $14,456 and $14,385 as of  March 31, 2017 and December 31, 2016, respectively. Those assets are owned by the VIEs, not the Company. Neither of the two consolidated VIEs had recourse liabilities as of March 31, 2017 and December 31, 2016. A VIE's assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company's senior notes and other debts payable.

For the remaining investments in real estate ventures, New Valley determined that the entities were variable interest entities but New Valley was not the primary beneficiary. Therefore, New Valley's investment in such real estate ventures has been accounted for under the equity method of accounting.

Maximum Exposure to Loss:

New Valley's maximum exposure to loss was as follows:

March 31, 2017
Condominium and Mixed Use Development:
New York City SMSA	$139,093
All other U.S. areas	48,523
187,616
Apartment Buildings:
All other U.S. areas	8,212
8,212
Hotels:
New York City SMSA	21,208
International	2,486
23,694
Commercial:
New York City SMSA	2,944
All other U.S. areas	10,000
12,944
Other	2,109
Total maximum exposure to loss	$234,575

New Valley capitalized $446 and $3,520 of interest expense into the carrying value of its ventures whose projects were currently under development during the three months ended March 31, 2017 and March 31, 2016, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate ventures that New Valley owns an interest. Douglas Elliman earned gross commissions of approximately $3,310 and $2,405 from these projects for the three months ended March 31, 2017 and March 31, 2016, respectively.

Combined Financial Statements for Unconsolidated Subsidiaries:
Pursuant to Rule 10-01(b), the following summarized financial data for unconsolidated subsidiaries includes information for the following: Condominium and Mixed Use Developments (10 Madison West and 11 Beach Street). New Valley has elected a one-month lag reporting period for 10 Madison and 11 Beach Street.

Condominium and Mixed Use Development:

	Three Months Ended March 31,
	2017	2016
Income Statement
Revenue	$128,278	$61,926
Cost of Goods Sold	102,195	32,803
Other Expenses	2,526	389
Income from continuing operations	$23,557	$28,734

Investments in Real Estate, net:

The components of “Investments in real estate, net” were as follows:

	March 31, 2017	December 31, 2016
Escena, net	$10,700	$10,792
Sagaponack	12,918	12,848
Investments in real estate, net	$23,618	$23,640

Escena.  The assets of “Escena, net” were as follows:

	March 31, 2017	December 31, 2016
Land and land improvements	$8,907	$8,907
Building and building improvements	1,878	1,878
Other	2,038	2,028
	12,823	12,813
Less accumulated depreciation	(2,123)	(2,021)
	$10,700	$10,792

New Valley recorded operating income of $553 and $508 for the three months ended March 31, 2017 and 2016, respectively, from Escena.

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly owned and the balances of the project are included in the condensed consolidated financial statements of the Company. As of March 31, 2017, the assets of Sagaponack consisted of land and land improvements of $12,918.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	March 31, 2017	December 31, 2016
Vector:
7.75% Senior Secured Notes due 2021, including premium of $0 and $13,954	$—	$848,954
6.125% Senior Secured Notes due 2025	850,000	—
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $100,513 and $108,480*	129,487	121,520
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $67,162 and $71,247*	191,588	187,503
Liggett:
Revolving credit facility	8,887	37,163
Term loan under credit facility	2,925	2,999
Equipment loans	3,874	4,519
Other	541	591
Notes payable, long-term debt and other obligations	1,187,302	1,203,249
Less:
Debt issuance costs	(32,535)	(30,798)
Total notes payable, long-term debt and other obligations	1,154,767	1,172,451
Less:
Current maturities	(10,996)	(39,508)
Amount due after one year	$1,143,771	$1,132,943
______________________
* The fair value of the derivatives embedded within the 7.5% Variable Interest Senior Convertible Notes ($47,650 at March 31, 2017 and $52,899 at December 31, 2016, respectively) and the 5.5% Variable Interest Senior Convertible Debentures ($56,111 at March 31, 2017 and $59,433 at December 31, 2016, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.
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
The 7.75% Senior Secured Notes paid interest on a semi-annual basis at a rate of 7.75% per year and had a maturity date of February 15, 2021. The 7.75% Senior Secured Notes were guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses. (See Note 12.) In addition, some of the guarantees were collateralized by second priority or first priority security interests in certain collateral of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.
On January 27, 2017, the Company completed the sale of $850,000 of its 6.125% Senior Secured Notes due 2025 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The Company used the net cash proceeds from the 6.125% Senior Secured Notes offering, together with the proceeds of the concurrent sale of 2,000,000 of its common shares, to redeem all of the Company’s outstanding 7.75% Senior Secured Notes due 2021 and to satisfy and discharge the indenture governing the existing 7.75% Senior Secured Notes due 2021.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

On February 26, 2017, the Company retired the outstanding $835,000 principal amount of its 7.75% Senior Secured Notes at a premium of 103.875%, plus accrued and unpaid interest. The Company accounted for the redemption of the 7.75% senior secured notes as an extinguishment of the debt. The Company incurred a loss on the extinguishment of debt of $34,110 for the three months ended March 31, 2017, which is comprised of $32,356 of redemption premium and tender offer costs as well as net non-cash interest expense of $1,754.

6.125% Senior Secured Notes due 2025 — Vector
The aggregate net proceeds from the sale of the 6.125% Senior Secured Notes were approximately $831,100 after deducting underwriting discounts, commissions, fees and offering expenses. The 6.125% Senior Secured Notes pay interest on a semi-annual basis at a rate of 6.125% per year and mature on February 1, 2025. Prior to February 1, 2020, the Company may redeem some or all of the 6.125% Senior Secured Notes at any time at a make-whole redemption price and, thereafter, the Company may redeem some or all of the 6.125% Senior Secured Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, as defined in the indenture governing the 6.125% Senior Secured Notes, each holder of the 6.125% Senior Secured Notes may require the Company to repurchase some or all of its 6.125% Senior Secured Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase. If the Company sells certain assets and does not apply the proceeds as required pursuant to the indenture, it must offer to repurchase the 6.125% Senior Secured Notes at the prices listed in the indenture.
The 6.125% Senior Secured Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the wholly-owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses. (See Note 12.) In addition, some of the guarantees are collateralized by first priority or second priority security interests in certain assets of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.
The indenture contains covenants that restrict the payment of dividends by the Company if the Company's consolidated earnings before interest, taxes, depreciation and amortization, as defined in the indenture, for the most recently ended four full quarters is less than $75,000. The indenture also restricts the incurrence of debt if the Company's Leverage Ratio and its Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. The Company's Leverage Ratio is defined in the indenture as the ratio of the Company's and the guaranteeing subsidiaries' total debt less the fair market value of the Company's cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. The Company's Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. As of March 31, 2017, the Company was in compliance with all debt covenants.
Variable Interest Senior Convertible Debt — Vector:

Share Lending Agreement

In connection with the offering of its 2019 Convertible Notes in November 2012, the Company lent Jefferies & Company (“Jefferies”), the underwriter for the offering, a total of 7,431,606 shares of the Company’s common stock under the Share Lending Agreement. As of December 31, 2016, 1,579,879 shares were lent under the agreement. Jefferies is entitled to offer and sell such shares and use the sale to facilitate the establishment of a hedge position by investors in the notes and will receive all proceeds from the common stock offerings and lending transactions under the Share Lending Agreement. The Company received a nominal lending fee of $0.10 per share for each share of common stock that the Company lent pursuant to the Share Lending Agreement.
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
The Company received a nominal fee for the loaned shares and determined the fair value of the Share Lending Agreement was $3,204 at the date of issuance based on the present value of the future cash flows attributed to an estimated reduction in stated interest due to the presence of the Share Lending Agreement. The $3,204 fair value was recognized as a debt financing charge and

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

amortized to interest expense over the term of the notes. In March 2017, 305,400 shares were returned but no cash was exchanged. As of March 31, 2017, 1,274,479 shares were outstanding on the Share Lending Agreement and had a fair value of $29,058. The issuance costs associated with the Share Lending Agreement were presented on the balance sheet as a direct deduction from the face amount of the related debt. The unamortized amount of these issuance costs was $1,983 and $2,140 at March 31, 2017 and December 31, 2016, respectively.

Shares of Common Stock per $1,000 Principal Amount due on Convertible Notes:

The conversion rates for all convertible debt outstanding as of March 31, 2017 and December 31, 2016, are summarized below:

	March 31, 2017		December 31, 2016
	Conversion Price	Shares per $1,000	Conversion Price	Shares per $1,000

7.5% Variable Interest Senior Convertible Notes due 2019	$15.22	65.7030	$15.22	65.7030
5.5% Variable Interest Senior Convertible Debentures due 2020	$23.46	42.6185	$23.46	42.6185

Revolving Credit Facility and Term Loan Under Credit Facility - Liggett:

As of March 31, 2017, a total of $11,812 was outstanding under the revolving and term loan portions of the credit facility. Availability, as determined under the facility, was approximately $42,100 based on eligible collateral at March 31, 2017.

Non-Cash Interest Expense - Vector:

	Three Months Ended
	March 31,
	2017	2016
Amortization of debt discount, net	$11,836	$7,956
Amortization of debt issuance costs	1,970	1,168
Loss on extinguishment of 7.75% Senior Secured Notes	1,754	—
	$15,560	$9,124

Fair Value of Notes Payable and Long-Term Debt:

	March 31, 2017			December 31, 2016
	Carrying		Fair	Carrying		Fair
	Value		Value	Value		Value
Notes payable and long-term debt	$1,187,302	(1)	$1,509,359	$1,203,249	(1)	$1,570,732

______________________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 10.

Notes payable and long-term debt are carried on the condensed consolidated balance sheet at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 10 if such liabilities were recorded on the condensed consolidated balance sheet at fair value. The estimated fair value of the Company's notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company's credit risk as described in the Company's Form 10-K. The Company used a derived price based upon quoted market prices and trade activity as of March 31, 2017 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility and term loan is equal to the fair value. The fair value of

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

7.	CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the three months ended March 31, 2017 and 2016, Liggett incurred tobacco product liability legal expenses and costs totaling $3,137 and $4,171, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the Condensed Consolidated Statements of Operations. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals of the Calloway, Boatright and Ward cases Liggett, as of March 31, 2017, had secured $4,241 in bonds.
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
    Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other industry defendants in more than 120 Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. Many have been overturned on appeal. As of March 31, 2017, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts. There have been 16 verdicts returned in favor of the plaintiffs (although in two of these cases (Irimi and Cohen) the court granted defendants' motion for a new trial) and nine in favor of Liggett. In five of the cases,

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

punitive damages were awarded against Liggett (although in Calloway, the intermediate appellate court reversed the punitive and compensatory damages awards and remanded the case to the trial court for a new trial). In certain cases, the judgments were entered jointly and severally with other defendants and Liggett may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, Liggett may have to pay more than its proportionate share of any bonding or judgment related amounts. Except as discussed in this Note 7 regarding the cases where an adverse verdict against Liggett remains on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members’ claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett’s past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are and will continue to be vigorously defended, however, Liggett has entered into settlement discussions in individual cases or groups of cases where Liggett has determined it was in its best interest to do so, and it may continue to do so in the future, including with respect to the remaining Engle progeny cases. In October 2013, Liggett announced a settlement of the claims of more than 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement I below). In December 2016, Liggett entered into an agreement to settle 124 Engle progeny cases for $17,650 (see Engle Progeny Settlement II below). As of March 31, 2017, Liggett (and in certain cases the Company) had, on an individual basis, settled 179 Engle progeny cases for approximately $6,240 in the aggregate, two of which occurred in the first quarter of 2017.
Individual Actions
As of March 31, 2017, there were 34 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases or the individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions by state:

State	Number of Cases
Maryland	16
Florida	6
New York	6
Louisiana	2
West Virginia	2
Missouri	1
Ohio	1
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
Engle Progeny Settlement II. In December 2016, the Company and Liggett entered into an agreement with 124 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay $17,650, $14,000 of which was paid on December 7, 2016 with the balance of $3,650 to be paid in equal quarterly payments starting in January 2018, with 5% interest. Due to the settlement, the Company recorded a charge of $17,650 in the fourth quarter of 2016.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Notwithstanding the comprehensive nature of the Engle Progeny Settlements, approximately 115 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of March 31, 2017, the following Engle progeny cases have resulted in judgments against Liggett:

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
On June 12, 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings regarding the amount of the award. Both sides sought discretionary review from the Florida Supreme Court. In February 2016, the Florida Supreme Court reinstated the jury's verdict. The defendants moved for clarification of that order. The court clarified that it reversed the district court's decision regarding the statute of repose only, leaving the remaining portions of the decision intact, which, among other things, reversed an approximately $3,000 compensatory award against Liggett. The case was remanded to the trial court for proceedings consistent with those portions of the district court's decision that were not reversed. A hearing occurred on March 14, 2017. A decision is pending.

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
A joint and several judgment for $16,100 was entered against R.J. Reynolds, Philip Morris, Lorillard and Liggett. On January 6, 2016, the Fourth District Court of Appeal reversed in part, including the $7,600 punitive damages award against Liggett, and remanded the case to the trial court for a new trial on certain issues. Both sides moved for rehearing and in September 2016, the Fourth District Court of Appeal reversed the judgment in its entirety and remanded the case for a new trial. As a result, the $1,530 compensatory award against Liggett was also reversed. The plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The court declined to accept jurisdiction. This case was settled in December 2016 as part of Engle Progeny Settlement II.

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
In November 2014, the jury awarded compensatory damages in the amount of $15,000 with 15% fault apportioned to plaintiff and 85% to Philip Morris.  A joint and several judgment was entered in the amount of $12,750 on the compensatory damages. Judgment was also entered against Liggett for $300 in punitive damages. Defendants appealed and plaintiff cross-appealed. The Second District Court of Appeal reversed the trial court's decision to reduce the judgment by plaintiff's assessed fault and affirmed as to all other issues on that appeal. In a separate appeal, the Second District Court of Appeal also reversed the trial court's ruling that plaintiff's proposals for settlement were invalid and remanded for determination of attorney's fees.

					Any potential liability as a result of the pending appeals is included in the amount Liggett will pay under Engle Progeny Settlement II.
June 2015	Caprio v. R.J. Reynolds	Broward	—	—	This case was settled in December 2016 as part of Engle Progeny Settlement II.
March 2017	Santoro v. R.J. Reynolds	Broward	160	15
In April 2017, a joint and several judgment was entered against R.J. Reynolds, Philip Morris and Liggett for $1,027, for compensatory damages. Judgment was also entered against Liggett for $15 in punitive damages. Post trial motions are pending but have not been set for hearing.

Total Damages Awarded:			24,505	10,815
Amounts accrued, paid or compromised:			(24,328)	(10,800)
Damages remaining on Appeal:			$177	$15
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Through March 31, 2017, Liggett paid $39,773, including interest and attorneys' fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert and Buchanan.
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

In January 2016, in Marotta, the Fourth District Court of Appeal disagreed with the Graham panel's decision. In April 2017, the Florida Supreme Court held that federal law does not implicitly preempt state law tort claims of strict liability and negligence by Engle progeny plaintiffs.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In November 2015, in Schoeff, the Fourth District Court of Appeal affirmed the trial court’s decision to reduce plaintiff’s compensatory damages award by the jury’s assessment of the deceased smoker’s assigned comparative fault despite the jury’s finding in favor of plaintiff on her claims for intentional torts. The Florida Supreme Court accepted discretionary jurisdiction of the issue based on a direct conflict with other district courts of appeal which have held that reduction of a compensatory damages award is inappropriate where a defendant is found liable for an intentional tort. Oral argument occurred on March 8, 2017. A decision is pending.

In March 2016, in Soffer, the Florida Supreme Court held that Engle progeny plaintiffs may seek punitive damages on their claims for non-intentional torts, rejecting the argument that plaintiffs are precluded from doing so because the Engle class did not pursue such damages on those claims.

Maryland Cases

Liggett is currently a defendant in 16 multi-defendant personal injury cases in Maryland that allege claims arising from asbestos and tobacco exposure. The tobacco defendants, including Liggett, moved to dismiss the cases. In the past, motions to dismiss have generally been successful, typically resulting in the dismissal without prejudice of the tobacco company defendants. Recently, however, a Maryland intermediate appellate court ruled, in Stidham, et al. v. R. J. Reynolds Tobacco Company, et al., that dismissal of tobacco company defendants may not be appropriate where the asserted injury is based on both asbestos and tobacco exposure (“synergy cases”). In May 2016, the Court of Appeals for Maryland (Maryland's highest court) heard oral argument on the appeal of the intermediate appellate court's decision. In July 2016, the Court of Appeals ruled that joinder of tobacco and asbestos cases may be possible in certain circumstances, but plaintiffs must demonstrate at the trial court level how such cases may be joined while providing appropriate safeguards to prevent embarrassment, delay, expense or prejudice to defendants and “the extent to which, if at all, the special procedures applicable to asbestos cases should extend to tobacco companies.” The Court of Appeals remanded these issues to be determined at the trial court level. It is possible that Liggett and other tobacco company defendants will not be dismissed from pending synergy cases, and may be named as defendants in asbestos-related personal injury actions in Maryland going forward, including approximately 20 additional synergy cases currently pending in Maryland state court.

Liggett Only Cases

There are currently two cases pending where Liggett is the only remaining defendant. Each of these cases is an Individual Action. In Hausrath, a New York case, a status conference is scheduled for June 1, 2017. There has been no recent activity in Cowart, a Florida case. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases.

Class Actions

As of March 31, 2017, three actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these actions.
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
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain “common” issues. Liggett was severed from trial of the consolidated action. After two mistrials, in May 2013, the jury rejected all but one of the plaintiffs' claims, finding in favor of plaintiffs on the claim that ventilated filter cigarettes between 1964 and July 1, 1969 should have included instructions on how to use them. The issue of damages was reserved for further proceedings. The court entered judgment in October 2013, dismissing all claims except the ventilated filter claim. The judgment was affirmed on appeal and remanded to the trial court for further proceedings. In April 2015, the plaintiffs filed a petition for writ of certiorari to the United States Supreme Court which subsequently declined review. In July 2015, the trial court ruled on the scope of the ventilated filter claim and determined that only 30 plaintiffs have potentially viable claims against the non-Liggett defendants, which may be pursued in a second phase of the trial. The court intends to try the claims of these plaintiffs in six consolidated trials, each with five plaintiffs. With respect to Liggett, the trial court requested that Liggett and plaintiffs brief whether any claims against Liggett survive given the outcome of the first phase of the trial. On May 23, 2016, the trial court ruled that the case may proceed against Liggett. Liggett requested that the trial court certify the matter to the West Virginia Supreme Court of Appeals for review, but the trial court refused. A scheduling order was entered governing the Phase I common issues pre-trial proceedings and discovery is underway. It is estimated that Liggett could be a defendant in approximately 90 individual cases.
In addition to the cases described above, numerous class actions remain certified against other cigarette manufacturers including cases alleging, among other things, that use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices. Adverse decisions in these cases could have a material adverse affect on Liggett’s sales volume, operating income and cash flows.
Health Care Cost Recovery Actions
As of March 31, 2017, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.
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
In August 2006, the trial court entered a Final Judgment against each of the cigarette manufacturing defendants, except Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court’s

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

decision. The United States Supreme Court denied review. As a result, the cigarette manufacturing defendants, other than Liggett, are now subject to the trial court’s Final Judgment which ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States’ public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights,” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “lights” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure of defendants’ public document websites and the production of all documents produced to the government or produced in any future court or administrative action concerning smoking and health; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedules as defendants now follow in disclosing such data to the Federal Trade Commission for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette business within the United States; and (ix) payment of the government’s costs in bringing the action. In June 2014, the court approved a consent agreement between the defendants and the Department of Justice regarding the “corrective statements” to be issued by the defendants. In May 2015, the court of appeals issued an opinion on the legality of the “corrective statements,” affirming them in part and reversing them in part. The implementation of the “corrective statements” is uncertain as proceedings are ongoing.
It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise results in restrictions that adversely affect the industry, the Company's consolidated financial position, results of operations and cash flows could be adversely affected.
Upcoming Trials
As of March 31, 2017, there was one Individual Action scheduled for trial through March 31, 2018, where Liggett (and/or the Company) is a named defendant. Trial dates are subject to change.
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
Under the payment provisions of the MSA, the Participating Manufacturers are required to make annual payments of $9,000,000 (subject to applicable adjustments, offsets and reductions including a “Non-Participating Manufacturers Adjustment” or “NPM Adjustment”). These annual payments are allocated based on unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligation of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 3.3% of the total cigarettes sold in the United States in 2016. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 29, 2016, Liggett and Vector Tobacco pre-paid $102,000 of their approximate $118,600 2016 MSA obligation, the balance of which was paid in April 2017, subject to any applicable disputes or adjustments.
Certain MSA Disputes
NPM Adjustment.  Liggett and Vector Tobacco contend that they are entitled to an NPM Adjustment for each year from 2003 - 2016. The NPM Adjustment is a potential adjustment to annual MSA payments, available when the Participating Manufacturers suffer a market share loss to NPMs for a particular year and an economic consulting firm selected pursuant to the MSA determines that the MSA was a “significant factor contributing to” that loss. A Settling State that has “diligently enforced” its qualifying escrow statute in the year in question may be able to avoid its allocable share of the NPM Adjustment. For 2003 - 2016, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco either paid subject to dispute, withheld payment or paid into a disputed payment account, the amounts associated with these NPM Adjustments.
The two requirements for application of the NPM Adjustment, a market share loss and a finding or agreement that the MSA was a significant factor in that loss, have been satisfied, and the Participating Manufacturers have engaged in disputes with certain of the Settling States over whether they diligently enforced their respective escrow statutes in each of the years from 2003 - 2016. After several years of litigation over whether the MSA’s arbitration clause required a multistate arbitration of the NPM Adjustment dispute, 48 of 49 state courts ultimately compelled the states to participate in a single, multistate arbitration of the 2003 NPM Adjustment. Notwithstanding, many states continued to refuse to arbitrate and agreed to do so only after the Participating Manufacturers agreed to a 20% reduction in their 2003 NPM Adjustment claims.
The arbitration for the 2003 NPM Adjustment began in June 2010. During the proceedings, the Participating Manufacturers decided not to contest the diligent enforcement of 16 states, with a combined allocable share of approximately 14%.
While the 2003 arbitration was underway, the Participating Manufacturers entered into a term sheet with 22 states settling the NPM Adjustment for 2003 - 2012 and agreed to terms to address the NPM Adjustment with respect to those states for future years. The parties have been working towards converting the binding term sheet into a final settlement agreement. In April 2017, both Rhode Island and Oregon joined the term sheet settlement.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Participating Manufacturers continued to contest the diligence of 15 states relating to the 2003 NPM Adjustment. In September 2013, the panel found that six of those states did not diligently enforce their MSA escrow statutes in 2003.
Two of the states found non-diligent, Kentucky and Indiana, agreed to settle the dispute and enter into the term sheet described above. The remaining four non-diligent states pursued motions in their respective state courts seeking to vacate or reduce the amount of the arbitration award. The Pennsylvania, Maryland and Missouri courts refused to vacate the award but reduced the recovery by approximately 50%. In October 2016, the United States Supreme Court denied the Participating Manufacturers' petitions for certiorari from the Pennsylvania and Maryland decisions, and in February 2017, the Missouri Supreme Court affirmed the trial court’s order reducing the award. In September 2016, the New Mexico trial court refused to vacate the award and reduced Liggett's recovery by approximately $150. The Participating Manufacturers appealed that decision to the New Mexico Court of Appeals. Oral argument has not been scheduled.
In October 2015, substantially all of the Participating Manufacturers settled the NPM Adjustment dispute with the state of New York for 2004 - 2014 and agreed to a mechanism for potential future credits against the Participating Manufacturers' MSA payments for 2015 forward.
As a result of the settlements and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales in the aggregate by $21,739 for years 2013 - 2016 and by an additional $896 for the three months ended March 31, 2017. Liggett and Vector Tobacco may be entitled to further adjustments for 2015 forward. The remaining NPM Adjustment accrual of approximately $19,000 at March 31, 2017 relates to the disputed amounts Liggett withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett loses the disputes for those years. As of March 31, 2017, there remains approximately $28,600 in the disputed payments account relating to Liggett's 2011 - 2015 NPM Adjustment disputes with the non-settling states.
    Disputes over the NPM Adjustments for 2004 - 2016 remain to be arbitrated with the 19 states that have not settled. The disputes over the NPM Adjustments for 2015 and 2016 remain to be arbitrated with all the states except Oregon, which settled the dispute for 2015.
The arbitration for the 2004 NPM Adjustment dispute has commenced. Courts in three states, Pennsylvania, Maryland, and Missouri rejected arguments that those states’ claims of diligent enforcement should be addressed by a separate state-specific panel and they are participating in the multistate arbitration. New Mexico's trial court recently granted a motion to compel it to participate as well, but New Mexico appealed that order. Discovery is underway in the 2004 NPM Adjustment proceeding and evidentiary hearings are possible in 2017.
“Gross” v. “Net” Calculations.  In October 2004, the independent auditor notified all Participating Manufacturers that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, had been recalculated using “net” units, rather than “gross” units (which had been used since 1999). Liggett objected to this retroactive change and disputed the change in methodology.
In December 2012, the parties arbitrated the dispute. In February 2013, the arbitrators ruled that the independent auditor was precluded from recalculating Liggett’s grandfathered market share exemption. The panel further determined, in a subsequent order, that the independent auditor shall compute Liggett’s market share for all years after 2000 on a “net” basis, but adjust that computation to approximate “gross” market share by using actual returned product data for each year. In July 2015, the independent auditor issued calculations, purportedly based on the arbitrators' award, which indicated that Liggett owed approximately $16,000 for years 2001 - 2013. Liggett disputed these calculations. In June 2016, the independent auditor issued revised calculations indicating that Liggett owed approximately $8,100 for years 2001 - 2013. In September 2016, Liggett paid the $8,100 and reduced cost of sales by $370, but continued to dispute certain aspects of the independent auditor's revised calculations. Liggett may be required to make additional payments under the MSA as a result of this dispute, which could adversely affect the Company's consolidated financial position, results of operations and cash flows.
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
On January 12, 2016, the Attorney General for Mississippi filed a motion in state court in Jackson County, Mississippi (Chancery Division) to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27,000 in damages (including interest), and $20,000 in punitive damages and attorneys' fees. On April 21, 2017, the court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded.
Liggett may be required to make additional payments to Texas and Mississippi which could adversely affect the Company’s condensed consolidated financial position, results of operations and cash flows.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the three months ended March 31, 2017 were as follows:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2017	$16,192	$3,659	$19,851	$22,257	$27,513	$49,770
Expenses	31,928	1,610	33,538	—	—	—
NPM Settlement adjustment	33	—	33	(928)	—	(928)
Change in MSA obligations capitalized as inventory	189	—	189	—	—	—
Payments	—	(3,891)	(3,891)	—	—	—
Reclassification to/(from) non-current liabilities	—	4,266	4,266	—	(4,266)	(4,266)
Interest on withholding	—	63	63	—	670	670
Balance as of March 31, 2017	$48,342	$5,707	$54,049	$21,329	$23,917	$45,246

The activity in the Company's accruals for the MSA and tobacco litigation for the three months ended March 31, 2016 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2016	$29,241	$22,904	$52,145	$20,094	$24,718	$44,812
Expenses	14,835	2,504	17,339	—	—	—
Change in MSA obligations capitalized as inventory	(406)	—	(406)	—	—	—
Payments	—	(21,171)	(21,171)	—	—	—
Reclassification from non-current liabilities	—	3,252	3,252	—	(3,252)	(3,252)
Interest on withholding	35	197	232	—	568	568
Balance as of March 31, 2016	$43,705	$7,686	$51,391	$20,094	$22,034	$42,128

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Liggett Vector Brands entered into an agreement with a subsidiary of the Convenience Distribution Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at March 31, 2017.
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
Management is of the opinion that the liabilities, if any, resulting from other proceedings, lawsuits and claims pending against the Company and its consolidated subsidiaries, unrelated to tobacco product liability, should not have a material adverse affect on the Company’s consolidated financial position, results of operations or cash flows.

8.	EMPLOYEE BENEFIT PLANS

The following table summarizes key information related to the Company's pension plans and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Service cost — benefits earned during the period	$141	$137	$1	$1
Interest cost on projected benefit obligation	1,266	1,355	92	97
Expected return on assets	(1,356)	(1,519)	—	—
Amortization of net loss (gain)	501	464	(13)	(19)
Net expense	$552	$437	$80	$79

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.	INCOME TAXES

The Company's provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations. The annual effective income tax rate is reviewed and, if necessary, adjusted on a quarterly basis. As a result of adopting ASU 2016-09, all excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in the Company’s Condensed Consolidated Statement of Operations in the reporting period in which they occur. This may result in increased volatility in the Company’s effective tax rate.
The Company's income tax (benefit) expense consisted of the following:

	Three Months Ended
	March 31,
	2017	2016
(Loss) income before provision for income taxes	$(7,007)	$35,756
Income tax (benefit) expense using estimated annual effective income tax rate	(2,639)	14,314
Impact of discrete items, net	(143)	49
Income tax (benefit) expense	$(2,782)	$14,363

The discrete item for the three months ended March 31, 2017 is related to an income tax deduction as a result of adopting ASU 2016-09. The discrete item for the three months ended March 31, 2016 is primarily related to the results of a recent state income tax audit.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of March 31, 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$218,809	$218,809	$—	$—

Commercial paper (1)	48,335	—	48,335	—

Certificates of deposit (2)	2,985	—	2,985	—

Bonds (2)	4,240	4,240	—	—

Investment securities available for sale
Equity securities	50,425	50,425	—	—
Mutual funds invested in fixed income securities	20,725	20,725	—	—
Fixed income securities
U.S. government securities	28,494	—	28,494	—
Corporate securities	38,877	—	38,877	—
U.S. government and federal agency	6,043	—	6,043	—
Commercial mortgage-backed securities	843	—	843	—
Commercial paper	1,999	—	1,999	—
Index-linked U.S. bonds	2,325	—	2,325	—
Foreign fixed-income securities	500	—	500	—
Total fixed income securities	79,081	—	79,081	—

Total investment securities available for sale	150,231	71,150	79,081	—

Total	$424,600	$294,199	$130,401	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$103,761	$—	$—	$103,761

(1)	Amounts included in cash and cash equivalents on the condensed consolidated balance sheet.

(2)	Amounts included in current restricted assets and restricted assets on the condensed consolidated balance sheet.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Fair Value Measurements as of December 31, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$248,552	$248,552	$—	$—

Commercial paper (1)	41,247	—	41,247	—

Certificates of deposit (2)	2,982	—	2,982	—

Bonds (2)	4,240	4,240	—	—

Investment securities available for sale
Equity securities	50,843	50,843	—	—
Mutual funds invested in fixed income securities	20,582	20,582	—	—
Fixed income securities
U.S. government securities	30,642	—	30,642	—
Corporate securities	36,687	—	36,687	—
U.S. government and federal agency	6,500	—	6,500	—
Commercial mortgage-backed securities	1,398	—	1,398	—
Commercial paper	8,980	—	8,980	—
Index-linked U.S. bonds	770	—	770	—
Foreign fixed income securities	501	—	501	—
Total fixed income securities	85,478	—	85,478	—

Total investment securities available for sale	156,903	71,425	85,478	—

Total	$453,924	$324,217	$129,707	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$112,332	$—	$—	$112,332

Nonrecurring fair value measurements
Long-term investments (3)	$6,396			$6,396	$(1,203)
	$6,396			$6,396	$(1,203)

(1)	Amounts included in cash and cash equivalents on the condensed consolidated balance sheet

(2)	Amounts included in current restricted assets and restricted assets on the condensed consolidated balance sheet.

(3)	Long-term investments with a carrying amount of $7,599 were written down to their fair value of $6,396, resulting in an impairment charge of $1,203, which was included in earnings.

The fair value of the Level 2 certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is the rate offered by the financial institution. The fair value of investment securities available for sale included in Level 1 are based on quoted market prices from various stock exchanges. The Level 2 investment securities available for sale are based on

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

quoted market prices of securities that are thinly traded, quoted prices for identical or similar assets in markets that are not active or inputs other than quoted prices such as interest rates and yield curves.
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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at March 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	March 31, 2017	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$103,761	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$20.80
			Convertible trading price (as a percentage of par value)	112.94%
			Volatility	19.54%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	4.0% - 5.0% (4.5%)
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11.	SEGMENT INFORMATION

The Company's business segments for the three months ended March 31, 2017 and 2016 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of conventional cigarettes. The E-Cigarettes segment includes the operations of the Company's e-cigarette business. The Real Estate segment includes the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s operations before taxes and non-controlling interests for the three months ended March 31, 2017 and 2016 were as follows:

				Real	Corporate
	Tobacco		E-Cigarettes	Estate	and Other	Total
Three months ended March 31, 2017
Revenues	$257,454		$—	$157,754	$—	$415,208
Operating income (loss)	59,770	(1)	(77)	620	(7,382)	52,931
Equity in earnings from real estate ventures	—		—	11,113	—	11,113
Depreciation and amortization	2,420		—	2,222	387	5,029
Capital expenditures	1,096		—	3,486	6	4,588

Three months ended March 31, 2016
Revenues	$221,015		$38	$159,747	$—	$380,800
Operating income (loss)	61,483	(2)	(193)	7,674	(6,805)	62,159
Equity in losses from real estate ventures	—		—	(507)	—	(507)
Depreciation and amortization	2,440		—	2,282	442	5,164
Capital expenditures	2,618		—	1,279	18	3,915

(1)	Operating income includes $895 of income from MSA Settlement, and $1,585 of litigation judgment expense.

(2)	Operating income includes $2,350 of litigation judgment expense and $41 of restructuring expense.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following condensed consolidating financial information has been prepared and presented pursuant to Securities and Exchange Commission (“SEC”) Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Affiliates Whose Securities Collateralize an Issue Registered or Being Registered.” Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. The Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting.
The Company and the guarantors have filed a shelf registration statement for the offering of debt securities on a delayed or continuous basis and the Company is filing this condensed consolidating financial information in connection therewith.  Any such debt securities may be issued by the Company and guaranteed by the guarantors, but any such debt securities would not guaranteed by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley.
Presented herein are Condensed Consolidating Balance Sheets as of March 31, 2017 and December 31, 2016, the related Condensed Consolidating Statements of Operations for the three months ended March 31, 2017 and 2016, and the related Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2017 and 2016 of Vector Group Ltd. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		March 31, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$221,781	$36,138	$98,768	$—	$356,687
Investment securities available for sale	114,555	35,676	—	—	150,231
Accounts receivable - trade, net	—	10,673	3,817	—	14,490
Intercompany receivables	24,318	—	—	(24,318)	—
Inventories	—	86,961	—	—	86,961
Income taxes receivable, net	38,282	—	—	(18,940)	19,342
Restricted assets	240	5,257	914	—	6,411
Other current assets	423	3,846	22,061	—	26,330
Total current assets	399,599	178,551	125,560	(43,258)	660,452
Property, plant and equipment, net	954	46,819	32,594	—	80,367
Investments in real estate, net	—	—	23,618	—	23,618
Long-term investments	73,419	377	—	—	73,796
Investments in real estate ventures	—	—	227,249	—	227,249
Investments in consolidated subsidiaries	497,764	—	—	(497,764)	—
Restricted assets	1,491	2,259	—	—	3,750
Goodwill and other intangible assets, net	—	107,511	154,042	—	261,553
Prepaid pension costs	—	22,577	—	—	22,577
Other assets	7,499	12,165	14,046	—	33,710
Total assets	$980,726	$370,259	$577,109	$(541,022)	$1,387,072
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$10,821	$175	$—	$10,996
Current portion of employee benefits	—	937	—	—	937
Intercompany payables	—	845	23,473	(24,318)	—
Income taxes payable, net	—	13,625	5,315	(18,940)	—
Litigation accruals and current payments due under the Master Settlement Agreement	—	54,049	—	—	54,049
Other current liabilities	30,665	59,092	35,349	—	125,106
Total current liabilities	30,665	139,369	64,312	(43,258)	191,088
Notes payable, long-term debt and other obligations, less current portion	1,138,541	4,882	348	—	1,143,771
Fair value of derivatives embedded within convertible debt	103,761	—	—	—	103,761
Non-current employee benefits	43,255	15,913	—	—	59,168
Deferred income taxes, net	6,405	40,438	46,016	—	92,859
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,131	45,316	14,248	—	60,695
Total liabilities	1,323,758	245,918	124,924	(43,258)	1,651,342
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(343,032)	124,341	373,423	(497,764)	(343,032)
Non-controlling interest	—	—	78,762	—	78,762
Total stockholders' (deficiency) equity	(343,032)	124,341	452,185	(497,764)	(264,270)
Total liabilities and stockholders' deficiency	$980,726	$370,259	$577,109	$(541,022)	$1,387,072

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$257,573	$157,754	$(119)	$415,208
Expenses:
Cost of sales	—	175,754	100,169	—	275,923
Operating, selling, administrative and general expenses	9,851	18,026	57,011	(119)	84,769
Litigation settlement and judgment expense	—	1,585	—	—	1,585
Management fee expense	—	2,767	—	(2,767)	—
Operating (loss) income	(9,851)	59,441	574	2,767	52,931
Other income (expenses):
Interest expense	(45,347)	(868)	(6)	—	(46,221)
Change in fair value of derivatives embedded within convertible debt	8,571	—	—	—	8,571
Loss on extinguishment of debt	(34,110)	—	—	—	(34,110)
Equity in earnings from real estate ventures	—	—	11,113	—	11,113
Equity in losses from investments	(1,049)	(12)	—	—	(1,061)
Gain on sale of investment securities available for sale	150	—	—	—	150
Impairment of investment securities available for sale	(39)	—	—	—	(39)
Equity in earnings in consolidated subsidiaries	43,451	—	—	(43,451)	—
Management fee income	2,767	—	—	(2,767)	—
Other, net	944	336	379	—	1,659
(Loss) income before provision for income taxes	(34,513)	58,897	12,060	(43,451)	(7,007)
Income tax benefit (expense)	30,286	(22,551)	(4,953)	—	2,782
Net (loss) income	(4,227)	36,346	7,107	(43,451)	(4,225)
Net income attributed to non-controlling interest	—	—	(2)	—	(2)
Net (loss) income attributed to Vector Group Ltd.	$(4,227)	$36,346	$7,105	$(43,451)	$(4,227)
Comprehensive income attributed to non-controlling interest	$—	$—	$(2)	$—	$(2)
Comprehensive (loss) income attributed to Vector Group Ltd.	$(4,103)	$36,381	$7,105	$(43,486)	$(4,103)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2016
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$221,142	$159,747	$(89)	$380,800
Expenses:
Cost of sales	—	136,744	99,678	—	236,422
Operating, selling, administrative and general expenses	9,196	18,273	52,448	(89)	79,828
Litigation settlement and judgment expense	—	2,350	—	—	2,350
Management fee expense	—	2,662	—	(2,662)	—
Restructuring charges	—	41	—	—	41
Operating (loss) income	(9,196)	61,072	7,621	2,662	62,159
Other income (expenses):
Interest expense	(29,758)	(959)	(3)	—	(30,720)
Change in fair value of derivatives embedded within convertible debt	9,694	—	—	—	9,694
Equity in losses from real estate ventures	—	—	(507)	—	(507)
Gain on sale of investment securities available for sale	176	391	—	—	567
Impairment of investment securities available for sale	(41)	(4,772)	—	—	(4,813)
Equity in losses from investments	(1,655)	(16)	—	—	(1,671)
Equity in earnings in consolidated subsidiaries	35,610	—	—	(35,610)	—
Management fee income	2,662	—	—	(2,662)	—
Other, net	400	237	410	—	1,047
Income before provision for income taxes	7,892	55,953	7,521	(35,610)	35,756
Income tax benefit (expense)	11,446	(23,386)	(2,423)	—	(14,363)
Net income	19,338	32,567	5,098	(35,610)	21,393
Net income attributed to non-controlling interest	—	—	(2,055)	—	(2,055)
Net income attributed to Vector Group Ltd.	$19,338	$32,567	$3,043	$(35,610)	$19,338
Comprehensive income attributed to non-controlling interest	$—	$—	$(2,055)	$—	$(2,055)
Comprehensive income attributed to Vector Group Ltd.	$19,381	$32,710	$3,043	$(35,753)	$19,381

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash (used in) provided by operating activities	$(28,282)	$95,873	$7,962	$(47,657)	$27,896
Cash flows from investing activities:
Sale of investment securities	13,456	—	—	—	13,456
Maturities of investment securities	7,174	—	—	—	7,174
Purchase of investment securities	(14,974)	—	—	—	(14,974)
Purchase of long-term investments	(22,400)	—	—	—	(22,400)
Investments in real estate ventures	—	—	(1,436)	—	(1,436)
Increase in cash surrender value of life insurance policies	—	(49)	—	—	(49)
(Increase) decrease in restricted assets	(3)	1,159	—	—	1,156
Issuance of notes receivable	—	—	(1,500)	—	(1,500)
Investments in subsidiaries	(535)	—	—	535	—
Proceeds from sale of fixed assets	—	2	—	—	2
Capital expenditures	(6)	(1,096)	(3,486)	—	(4,588)
Pay downs of investment securities	864	—	—	—	864
Investments in real estate, net	—	—	(70)	—	(70)
Net cash (used in) provided by investing activities	(16,424)	16	(6,492)	535	(22,365)
Cash flows from financing activities:
Proceeds from issuance of debt	850,000	—	—	—	850,000
Deferred financing costs	(19,200)	—	—	—	(19,200)
Repayments of debt	(835,000)	(654)	(43)	—	(835,697)
Borrowings under revolver	—	39,956	—	—	39,956
Repayments on revolver	—	(68,305)	—	—	(68,305)
Capital contributions received	—	100	435	(535)	—
Intercompany dividends paid	—	(45,646)	(2,011)	47,657	—
Dividends and distributions on common stock	(52,358)	—	—	—	(52,358)
Proceeds from issuance of Vector stock	43,230	—	—	—	43,230
Net cash used in financing activities	(13,328)	(74,549)	(1,619)	47,122	(42,374)
Net (decrease) increase in cash and cash equivalents	(58,034)	21,340	(149)	—	(36,843)
Cash and cash equivalents, beginning of period	279,815	14,798	98,917	—	393,530
Cash and cash equivalents, end of period	$221,781	$36,138	$98,768	$—	$356,687

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$12,633	$30,671	$1,917	$(50,157)	$(4,936)
Cash flows from investing activities:
Sale of investment securities	46,497	4,721	—	—	51,218
Maturities of investment securities	343	—	—	—	343
Purchase of investment securities	(29,112)	—	—	—	(29,112)
Investments in real estate ventures	—	—	(5,795)	—	(5,795)
Investments in real estate, net	—	—	(49)	—	(49)
Distributions from investments in real estate ventures	—	—	12	—	12
Increase in cash surrender value of life insurance policies	—	(62)	—	—	(62)
Increase in restricted assets	(3)	(3,014)	—	—	(3,017)
Pay downs of investment securities	2,174	—	—	—	2,174
Investments in subsidiaries	(471)	—	—	471	—
Capital expenditures	(18)	(2,618)	(1,279)	—	(3,915)
Net cash provided by (used in) investing activities	19,410	(973)	(7,111)	471	11,797
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	57	—	57
Repayments of debt	—	(1,545)	(31)	—	(1,576)
Borrowings under revolver	—	59,426	—	—	59,426
Repayments on revolver	—	(41,482)	—	—	(41,482)
Capital contributions received	—	100	371	(471)	—
Intercompany dividends paid	—	(34,908)	(15,249)	50,157	—
Dividends and distributions on common stock	(48,876)	—	—	—	(48,876)
Contributions from non-controlling interest	—	—	248	—	248
Distributions to non-controlling interest	—	—	(5,978)	—	(5,978)
Net cash used in financing activities	(48,876)	(18,409)	(20,582)	49,686	(38,181)
Net (decrease) increase in cash and cash equivalents	(16,833)	11,289	(25,776)	—	(31,320)
Cash and cash equivalents, beginning of period	111,470	12,375	116,523	—	240,368
Cash and cash equivalents, end of period	$94,637	$23,664	$90,747	$—	$209,048

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management's perspective. Our MD&A is divided into the following sections:
•Overview and Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2016 and Notes thereto, included in our 2016 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of and for the quarterly period March 31, 2017 and 2016.

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

Zoom E-cigs LLC (“Zoom”) entered the United States e-cigarette market in limited retail distribution outlets in 2013. Zoom’s operations are included in our “E-Cigarettes” reporting segment. We have seen significant changes in the e-cigarette market since entering the market with apparent declines in the sales of disposable and rechargeable e-cigarettes while open-system vapor products that feature refillable tanks and use low-cost flavored liquids have demonstrated mixed results. Additionally, we believe uncertainties exist related to the impact of recent regulation of e-cigarettes, the emergence of new technologies and ongoing consumer category acceptance. Given this backdrop, our primary focus on e-cigarettes is to stay prepared to pursue opportunities if they occur.

Recent Developments

Issuance of Senior Secured Notes due 2025. In January 2017, we issued $850,000 of our 6.125% Senior Secured Notes due 2025 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933.
The 6.125% Senior Secured Notes pay interest on a semi-annual basis at a rate of 6.125% per year and mature on February 1, 2025. Prior to February 1, 2020, we may redeem some or all of the 6.125% Senior Secured Notes at any time at a make-whole redemption price and, thereafter, we may redeem some or all of the 6.125% Senior Secured Notes at a premium that will decline over time, plus accrued and unpaid interest, if any, to the redemption date.
The 6.125% Senior Secured Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the wholly owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses. (See Note 12.) In addition, some of the guarantees are collateralized by first priority or second priority security interests in certain assets of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.
The aggregate net proceeds from the issuance of the 6.125% senior secured notes were approximately $831,100 after deducting offering expenses. We used the net proceeds of the issuance, together with the proceeds from the sale of 2,000,000 common shares, to redeem all of our outstanding 7.75% Senior Secured Notes due 2021 and to satisfy and discharge the indenture governing the existing notes.

Issuance of 2,000,000 common shares. On January 27, 2017, we sold 2,000,000 shares of our common stock at a public offering price for net proceeds of approximately $43,200.

Redemption of Senior Secured Notes due 2021. On February 26, 2017, we retired $835,000 of our 7.75% Senior Secured Notes at a premium of 103.875%, plus accrued and unpaid interest. We incurred a loss on the extinguishment of the debt of $34,110 for the three months ended March 31, 2017, which is comprised of $32,356 of redemption premium and tender offer costs as well as net non-cash interest expense of $1,754.
Other State Settlements. On January 12, 2016, the Attorney General for Mississippi filed a motion in state court in Jackson County, Mississippi (Chancery Division) to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27,000 in damages (including interest), and $20,000 in punitive damages and attorneys' fees. On April 21, 2017, the court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. Liggett may be required to make additional payments to Mississippi which could adversely affect our condensed consolidated financial position, results of operations and cash flows.

Recent Developments in Smoking-Related Litigation

There are no material changes from the Recent Developments in Smoking-Related Litigation set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2016. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2016. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

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

For purposes of this discussion and other consolidated financial reporting, our business segments for the three months ended March 31, 2017 and 2016 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The E-Cigarettes segment includes the operations of Zoom. The Real Estate segment includes our investment in New Valley LLC, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures.

	Three Months Ended
	March 31,
	2017		2016
Revenues:
Tobacco	$257,454		$221,015
E-Cigarettes	—		38
Real Estate	157,754		159,747
Total revenues	$415,208		$380,800
Operating income (loss):
Tobacco	$59,770	(1)	$61,483	(2)
E-Cigarettes	(77)		(193)
Real Estate	620		7,674
Corporate and Other	(7,382)		(6,805)
Total operating income	$52,931		$62,159
____________________

(1)	Operating income includes $895 of income from MSA Settlements and $1,585 of litigation judgment expense.

(2)	Operating income includes $2,350 of litigation judgment expense and $41 of restructuring expense.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenues. Total revenues were $415,208 for the three months ended March 31, 2017 compared to $380,800 for the three months ended March 31, 2016. The $34,408 (9.0%) increase in revenues was primarily due to a $36,439 increase in Tobacco revenues offset by a $1,993 decline in Real Estate revenues, which was primarily related to a decline in Douglas Elliman's revenues.
Cost of sales. Total cost of sales were $275,923 for the three months ended March 31, 2017 compared to $236,422 for the three months ended March 31, 2016. The $39,501 (16.7%) increase in cost of sales was due to a $39,016 increase in Tobacco cost of sales primarily related to increased sales volume and a $491 increase in Real Estate cost of sales, which was primarily related to Douglas Elliman. The Tobacco segment's MSA expense is included in cost of sales. The calculation of our benefit from the MSA is an estimate based on taxable unit shipments of cigarettes in the U.S. As of March 31, 2017, we estimate taxable shipments in the U.S. will decline by 3.75% in 2017. Our annual MSA expense changes by approximately $1,800 for each percentage change in the estimated shipment volumes in the U.S. market.
Expenses. Operating, selling, general and administrative expenses were $84,769 for the three months ended March 31, 2017 compared to $79,828 for the same period last year. The $4,941 (6.2%) increase was due to a $4,570 increase in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman and a $577 increase in Corporate and Other expense. This was offset by a $148 decline in E-Cigarettes operating, selling, general and administrative expenses of and a $58 decline in Tobacco operating, selling, general and administrative expenses.
Operating income. Operating income was $52,931 for the three months ended March 31, 2017 compared to $62,159 for the same period last year, a decline of $9,228 (14.8%). Tobacco operating income declined by $1,713. Real Estate operating income declined by $7,054 primarily related to Douglas Elliman. Corporate and Other expenses increased by $577. This was offset by a decline of E-Cigarettes operating losses of $116.
Other income (expenses). Other expenses were $59,938 and $26,403 for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, other expenses primarily consisted of interest expense of $46,221, loss on extinguishment of debt of $34,110, impairment of investment securities available for sale of $39, and equity in losses from long-term investments of $1,061. This was offset by income of $8,571 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $11,113, other income of $1,659 and gain on sale of investment securities available for sale of $150. For the three months ended March 31, 2016, other expenses primarily consisted of interest expense of $30,720, impairment of investment securities available for sale of $4,813, equity in losses from long-term investments of $1,671 and equity loss on real estate ventures of $507. This was offset by income of $9,694 from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $567 and other income of $1,047.
(Loss) income before provision for income taxes. Loss before income taxes was $7,007 for the three months ended March 31, 2017 compared to income before income taxes of $35,756 for the three months ended March 31, 2016.

Income tax (benefit) expense. Income tax benefit was $2,782 for the three months ended March 31, 2017 compared to income tax expense of $14,363 for the three months ended March 31, 2016. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the three months ended March 31, 2017, our income tax benefit was impacted by $143 due to an income tax deduction as a result of adopting ASU 2016-09.
Tobacco.
Tobacco revenues. All of our Tobacco sales were in the discount category in 2017 and 2016. For the three months ended March 31, 2017, Tobacco revenues were $257,454 compared to $221,015 for the three months ended March 31, 2016. Revenues increased by $36,439 (16.5%) due to 21.0% increase in sales volume of $33,203 (approximately 376.5 million units) and a favorable price variance of $3,236.
Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.80 per carton in November 2016 and March 2017 and $0.70 per carton in May 2016. Liggett increased the list price of EAGLE 20's by $1.00 per carton in December 2016.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	March 31,
	2017		2016

Manufacturing overhead, raw materials and labor	$30,230		$25,811
Federal Excise Taxes, net	109,368		90,846
FDA expense	5,123		5,246
MSA expense, net of market share exemption	31,033	(1)	14,835
Total cost of sales	$175,754		$136,738

(1)	Includes $895 reduction in expense from MSA Settlements.

Tobacco gross profit was $81,700 for the three months ended March 31, 2017 compared to $84,277 for the three months ended March 31, 2016. The $2,577 (3.1%) decline was due primarily to higher estimated MSA unit costs partially offset by lower manufacturing unit costs. Gross profit for the three months ended March 31, 2016 includes $5,010 related to a revision in Liggett's 2015 MSA cost estimate due to higher industry volume. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 55.2% in the 2017 period and 64.7% in the 2016 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $20,345 for the three months ended March 31, 2017 compared to $20,403 for the three months ended March 31, 2016. Tobacco product liability legal expenses, including settlements and judgments, were $3,137 and $4,171 for the three months ended March 31, 2017 and 2016, respectively.
Tobacco operating income. Tobacco operating income was $59,770 for the three months ended March 31, 2017 compared to $61,483 for the same period last year. The Tobacco operating income decline of $1,713 (2.8%) was primarily due to lower margins discussed above, which primarily related to the absence in 2017 of the $5,010 benefit that was recorded in the 2016 period related to a revision in Liggett's 2015 MSA cost estimate.
E-Cigarettes.
E-Cigarettes revenues. There were no E-Cigarettes revenues for the three months ended March 31, 2017 compared to $38 for the three months ended March 31, 2016.
E-Cigarettes cost of sales. There were no E-Cigarettes cost of sales for the three months ended March 31, 2017 compared to $6 for the three months ended March 31, 2016.
E-Cigarettes expenses. E-Cigarettes operating, selling, general and administrative expenses were $77 and $225 for the three months ended March 31, 2017 and 2016, respectively. Operating losses from E-Cigarettes were $77 and $193 for the three months ended March 31, 2017 and 2016, respectively.

Real Estate.
Real Estate revenues. Real Estate revenues were $157,754 and $159,747 for the three months ended ended March 31, 2017 and 2016, respectively. Real Estate revenues declined by $1,993 (1.2%), which was primarily related to a decline of $2,461 in Douglas Elliman's commission and other brokerage income. The decline in commission and other brokerage income was related to lower revenues generated by Douglas Elliman's development marketing division and was offset by increased commission and other brokerage income in Douglas Elliman's expansion markets. In addition, Douglas Elliman's property management revenues increased by $665 for the three months ended ended March 31, 2017.
Real Estate revenues and cost of sales for the three months ended ended March 31, 2017 were as follows:

	Three Months Ended
	March 31,
	2017	2016
Real Estate Revenues:
Commission and other brokerage income	$146,893	$149,354
Property management income	7,783	7,118
Title fees	861	1,112
Sales on facilities primarily from Escena	2,217	2,160
Other	—	3
Total real estate revenues	$157,754	$159,747

Real Estate Cost of Sales:
Commission and other brokerage income	$98,370	$98,412
Cost of sales on facilities primarily from Escena	1,120	1,117
Title fees	679	149
Total real estate cost of sales	$100,169	$99,678
Brokerage cost of sales. Douglas Elliman commission cost of sales declined by $42 due to a decline in sales volume.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $56,965 and $52,395 for the three months ended March 31, 2017 and 2016, respectively. The increase of $4,570 was primarily due to increased expenses associated with the growth of Douglas Elliman, which included its continued expansion in new markets and its development marketing division.
Real Estate operating income. The Real Estate segment had operating income of $620 and $7,674 for the three months ended March 31, 2017 and 2016, respectively. The decline in operating income of $7,054 was primarily related to a decline in profits due to lower operating income at Douglas Elliman.
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $7,382 for the three months ended March 31, 2017 compared to $6,805 for the same period in 2016. The increase of $577 was primarily due to increased stock-based compensation expense for the three months ended March 31, 2017.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of March 31, 2017:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned	Net Cash Invested	Cumulative Earnings (Losses)	Carrying Value as of 3/31/2017	Future Capital Commit- ments from New Valley (1)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$12,918	$—	$12,918	$—	TBD		N/A		TBD		N/A	N/A
Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	2,644	8,056	10,700	—	450	Acres			667 450	R Lots H	N/A	N/A
Investments in real estate, net				$15,562	$8,056	$23,618	$—

Investments in real estate ventures:
10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$(22,111)	$22,111	$—	$—	260,000	SF	20,000	SF	124	R	August 2012	May 2017
The Marquand (11 East 68th Street)	Upper East Side, Manhattan, NY	December 2011	18.0%	3,396	2,907	6,303	—	90,000	SF	—		29	R	June 2012	Completed
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	13,513	7,315	20,828	—	97,000	SF	—		27	R	May 2014	August 2017
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.9%	17,381	3,587	20,968	—	252,000	SF	80,000	SF	452	H	September 2013	January 2018
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	25,719	(769)	24,950	—	330,000	SF	1,700	SF	157	R	September 2014	September 2018
160 Leroy Street (2)	West Greenwich Village, Manhattan, NY	March 2013	3.1%	2,293	1,998	4,291	—	130,000	SF	—		57	R	Fall 2015	March 2018
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	18.4%	5,297	742	6,039	—	246,000	SF	—		11 367	R H	June 2014	November 2017
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	980	228	1,208		65,000	SF	—		86	R	September 2014	July 2017
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	14,711	2,306	17,017	—	260,000	SF	25,000	SF	391	R	March 2014	May 2017
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	11,210	956	12,166	—	160,000	SF	TBD		70	R	October 2015	May 2019
125 Greenwich Street (2)	Financial District, Manhattan, NY	August 2014	13.3%	7,992	2,173	10,165	—	306,000	SF	16,000	SF	273	R	March 2015	February 2020
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	19,308	2,029	21,337	—	210,000	SF	—		20 190	R H	May 2015	July 2018
76 Eleventh Avenue	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	3,263	20,263	—	620,000	SF	48,000	SF	250	H	September 2016	March 2019
Monad Terrace	Miami Beach, FL	May 2015	24.3%	7,635	449	8,084	—	160,000	SF	—		59	R	May 2016	February 2019
Takanasee	Long Branch, NJ	December 2015	22.8%	4,635	862	5,497	—	63,000	SF	—		13	R	June 2017	TBD
Witkoff GP Partners	Santa Monica, CA	March 2017	15.0%	1,170	4	1,174	18,830	246,552	SF	57,640	SF	249	R	July 2018	August 2020
Condominium and Mixed Use Development				$130,129	$50,161	$180,290	$18,830

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	$1,016	$(1,016)	$—	$—	N/A		N/A		5,517	R	N/A	N/A
ST Portfolio	Houston, TX	November 2013	16.3%	5,857	2,355	8,212	—	400,000	SF	20,065	SF	396	R	N/A	N/A
Apartment Buildings				$6,873	$1,339	$8,212	$—

Park Lane Hotel	Central Park South, Manhattan, NY	November 2013	5.2%	$27,778	$(6,570)	$21,208	$—	445,600	SF	—		628	H	N/A	N/A
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(3,562)	2,486	—	52	Acres	—		101	H	N/A	N/A
Hotels				$33,826	$(10,132)	$23,694	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$4,835	$(1,891)	$2,944	$—	—	—	219,382	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	2.1%	10,000	—	10,000	—	—	—	90,000	SF	—	—	N/A	N/A
Commercial				$14,835	$(1,891)	$12,944	$—

Investments in real estate ventures				$185,663	$39,477	$225,140	$18,830

Total Carrying Value				$201,225	$47,533	$248,758

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

(2) Carrying value as of March 31, 2017, includes non-controlling interest of $2,018 and $1,828, respectively.
N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots

Other investments in real estate ventures relate to an investment in an insurance consulting company by Douglas Elliman with a carrying value of $2,109 as of March 31, 2017. New Valley has capitalized $21,807 of net interest expense since inception into the carrying value of its ventures whose projects were under development as of March 31, 2017. This amount is included in the “Cumulative Earnings (Losses)” column in the table above.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $36,843 and $31,320 for the three months ended March 31, 2017 and 2016, respectively.
Cash provided from operations was $27,896 for the three months ended March 31, 2017 compared to cash used in operations of $4,936 for the three months ended March 31, 2016. The increase primarily related to a decline in the amount of payments of tobacco litigation settlements and judgments and income taxes in 2017 compared to 2016 and increased distributions received from real estate joint ventures in 2017. These were offset by a decline in operating income and the payment of a redemption premium in 2017 to retire our 7.75% Senior Secured Notes due 2021.
Cash used in investing activities was $22,365 for the three months ended March 31, 2017 compared to cash provided by investing of $11,797 for the three months ended March 31, 2016. In the first three months of 2017, cash used in investing activities was for the purchase of investment securities of $14,974, investments in real estate ventures of $1,436, capital expenditures of $4,588, investments in real estate, net of $70, an increase in cash surrender value of corporate-owned life insurance policies of $49, issuance of notes receivable of $1,500 and purchase of long-term investments of $22,400. This was offset by the sale of investment securities of $13,456, pay downs of investment securities of $864, the maturities of investment securities of $7,174, a decrease in restricted assets of $1,156, and proceeds from the sale of fixed assets of $2. In the first three months of 2016, cash provided by investing activities was from the sale of investment securities of $51,218, pay-downs of investment securities of $2,174, the maturity of investment securities of $343 and distributions from investments in real estate ventures of $12. This was offset by the purchase of investment securities of $29,112, investment in real estate ventures of $5,795, capital expenditures of $3,915, an increase in restricted assets of $3,017, investment in real estate held for sale of $49 and an increase in cash surrender value of corporate-owned life insurance policies of $62.
Cash used in financing activities was $42,374 and $38,181 for the three months ended March 31, 2017 and 2016, respectively. In the first three months of 2017, cash was used for the dividends and distributions on common stock of $52,358, repayments of debt of $835,697, net repayments of debt under the revolver of $28,349 and payment of deferred financing costs of $19,200. This was offset by proceeds from debt issuance of $850,000, and proceeds of issuance of our common stock of $43,230. In the first three months of 2016, cash was used for the dividends and distributions on common stock of $48,876, repayments of debt of $1,576, and distributions to non-controlling interest of $5,978. This was offset by proceeds from net borrowings of debt under the revolver of $17,944, contributions from non-controlling interest of $248, and proceeds of debt issuance of $57.
In recent years, we have taken advantage of historically low interest rates and lowered our weighted average cost of capital by issuing debt at lower interest rates than our historical borrowing levels and, as discussed below, in January 2017, we issued $850,000 of our 6.125% Senior Secured Notes. There can be no assurance that we would be able to continue to issue debt at a lower interest rate than our historical borrowing levels in the future and, in the event we pursue any capital markets activities, our ability to complete any offering would be subject to market conditions.
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As of March 31, 2017, $11,812 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the Credit Facility was approximately $42,059 based on eligible collateral at March 31, 2017. At March 31, 2017, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett's EBITDA, as defined, were approximately $234,021 for the last twelve months ended March 31, 2017.
Vector. In January 2017, we issued $850,000 of our 6.125% Senior Secured Notes due 2025. The aggregate net proceeds from the issuance of the 6.125% Senior Secured Notes were approximately $831,100 after deducting offering expenses. We used the net proceeds of the issuance, together with the proceeds from the sale of 2,000,000 common shares, to redeem all of our outstanding 7.75% Senior Secured Notes due 2021 and to satisfy and discharge the indenture governing the existing notes. We retired the 7.75% Senior Secured Notes at 103.875%, plus accrued and unpaid interest, on January 27, 2017. We incurred a loss on the extinguishment of the debt of $34,110 for the three months ended March 31, 2017, which included $32,356 of premium and tender offer costs and non-cash interest expense of $1,754 related to the write-off of net unamortized debt premium and deferred finance costs.
The indenture of our 6.125% Senior Secured Notes due 2025 contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the indenture, for the most recently ended four full quarters is less than $75,000. The indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. Our Leverage Ratio is defined in the indenture as the ratio of our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. Our Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. As of March 31, 2017, we were in compliance with all debt covenants. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the indenture.

	Indenture	March 31, 2017
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$304,058
Leverage ratio, as defined	<3.0 to 1	2.02 to 1
Secured leverage ratio, as defined	<1.5 to 1	1.0 to 1

As of December 31, 2016, we were in compliance with all debt covenants in place at that time.

We and our subsidiaries have significant indebtedness and debt service obligations. At March 31, 2017, we and our subsidiaries had total outstanding indebtedness of $1,354,977, of which $230,000 of our 7.5% convertible notes mature in 2019, $258,750 of our 5.5% variable interest senior convertible notes mature in 2020, and $850,000 of our 6.125% Senior Secured Notes mature in 2025. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

We believe that our cigarette and real estate operations are positive cash-flow-generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $356,700, investment securities available for sale of approximately $150,200, long-term investments with an estimated value of approximately $80,500 and availability under Liggett's credit facility of approximately $42,100 at March 31, 2017. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of March 31, 2017, approximately $11,800 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of March 31, 2017, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $118.
In addition, as of March 31, 2017, $321,075 ($488,750 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance, and debt issuance costs. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $1,246 with approximately $418 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes, and the remaining $828 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $10,700 per year.

We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes and our 5.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $104,600 and $103,371. We recorded the fair market value of our embedded derivatives at the approximate midpoint of the range at $103,761 as of March 31, 2017. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

We and New Valley also hold long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.

New Accounting Pronouncements

Refer to Note 1, Summary of Significant Accounting Policies, to our financial statements for further information on New Accounting Pronouncements.

Legislation and Regulation

There are no material changes other than those set forth below from the Legislation and Regulation section set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2016. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

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

Further information on the risks and uncertainties to our business include the risk factors discussed above in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.
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

There were no changes in our internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K for the year ended December 31, 2016, except as follows:
Liggett may have additional payment obligations under its individual state settlements.
In 2004, the Attorneys General of Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. No amounts have been accrued in our consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Mississippi and Texas. In January 2016, Mississippi filed a motion to enforce the March 1996 settlement agreement alleging that Liggett owes at least $27 million in compensatory damages (including interest), and $20 million in punitive damages plus attorneys' fees. On April 21, 2017, the court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. There can be no assurance that Liggett will prevail and that Liggett will not be required to make additional payments, which could materially adversely affect our condensed consolidated financial position, results of operations or cash flows and the value of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the three months ended March 31, 2017.

Item 6.    Exhibits:

*4.1
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of January 27, 2017, among Liggett Group LLC, 100 Maple LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Vector's Form 8-K dated January 27, 2017).

*4.2
Indenture, dated as of January 27, 2017, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Vector's Form 8-K dated January 27, 2017).

*4.3
Pledge Agreement, dated as of January 27, 2017, between VGR Holding LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.2 of Vector's Form 8-K dated January 27, 2017).

*4.4
Security Agreement, dated as of January 27, 2017, by and between Vector Tobacco Inc. and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.3 of Vector's Form 8-K dated January 27, 2017).

*4.5
Security Agreement, dated as of January 27, 2017, among Liggett Group LLC, 100 Maple LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.4 of Vector's Form 8-K dated January 27, 2017).

*4.6
Amended and Restated Intercreditor and Lien Subordination Agreement, dated as of January 27, 2017, among Liggett Group LLC, 100 Maple LLC, U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of Vector's Form 8-K dated January 27, 2017).

10.1	Stock Option Agreement, dated February 23, 2017 between Vector and Howard M. Lorber.

10.2	Stock Option Agreement, dated February 23, 2017 between Vector and Richard J. Lampen.
10.3	Stock Option Agreement, dated February 23, 2017 between Vector and James B. Kirkland III.

10.4	Stock Option Agreement, dated February 23, 2017 between Vector and Marc N. Bell.

12.1
Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2016 and for each of the three months within the periods ended March 31, 2017 and 2016.

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
* Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	May 5, 2017